Form 10-Q
period 1993-11-28
GENERAL MILLS INC
filed 1994-01-11
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549
                                FORM 10-Q


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 28, 1993

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _____ TO _____




Commission file number: 1-1185




                           GENERAL MILLS, INC.
         (Exact name of registrant as specified in its charter)



        Delaware                                     41-0274440
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)



Number One General Mills Boulevard
       Minneapolis, MN                                55426
     (Mail: P.O. Box 1113)                         (Mail: 55440)
(Address of principal executive offices)            (Zip Code)

                             (612) 540-2311
          (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of December 17, 1993, General Mills had 159,122,280 shares of its $.10 par value common stock outstanding (excluding 45,031,052 shares held in treasury).

                     Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                              GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (Unaudited) (In Millions, Except per Share Data)


                           Thirteen Weeks Ended      Twenty-Six Weeks Ended
                          November 28, November 29, November 28, November 29,
                              1993       1992           1993       1992


Sales                   $    2,182.2    $2,096.9      $4,272.0   $4,116.5

Costs and Expenses:
 Cost of sales               1,127.1     1,080.3       2,205.2    2,122.6
 Selling, general and
 administrative                729.5       708.3       1,370.0    1,344.5
 Depreciation and amortization  72.5        65.5         143.9      129.4
 Interest, net                  23.4        17.1          50.1       33.6

   Total Costs and Expense   1,952.5     1,871.2       3,769.2    3,630.1

Earnings before Taxes          229.7       225.7         502.8      486.4

Income Taxes                    89.0        87.6         196.5      188.7

Earnings from Operations       140.7       138.1         306.3      297.7

Cumulative Effect to May 31, 1993 of
 Accounting Changes              -           -              .2        -

Net Earnings                  $140.7      $138.1       $ 306.5    $ 297.7

Earnings per Share:
 From operations              $  .88      $  .85       $  1.92    $  1.82
 Cumulative effect of
 accounting changes              -           -             -          -

Net Earnings per Share        $  .88      $  .85       $  1.92    $  1.82

Dividends per Share           $  .47      $  .42       $   .94    $   .84

Average Number of
Common Shares                  159.1       163.6         159.5      163.7


See accompanying notes to consolidated condensed financial statements.

                           GENERAL MILLS, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In Millions)

                                        (Unaudited) (Unaudited)
                                        November 28, November 29, May 30,
                                           1993        1992       1993
ASSETS
Current Assets:
 Cash and cash equivalents               $  56.8     $ 55.5   $100.0
 Receivables                               391.4      368.4    287.4
 Inventories:
  Valued primarily at FIFO                 289.4      277.3    194.5
  Valued at LIFO (FIFO value exceeds
    LIFO by $62.5, $71.0 and $60.3,
    respectively)                          264.2      271.1    244.5
 Prepaid expenses and other current assets  98.2       94.9    108.2
 Deferred income taxes                     149.3      152.1    142.3
    Total Current Assets                 1,249.3    1,219.3  1,076.9

Land, Buildings and Equipment, at Cost   4,455.6    4,024.1  4,239.5
 Less accumulated depreciation          (1,483.7)  (1,276.3 (1,379.9)
    Net Land, Buildings and Equipment    2,971.9    2,747.9  2,859.6
Other Assets                               774.8      711.8    714.3

Total Assets                            $4,996.0   $4,679.0 $4,650.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                        $ 698.1     $697.1   $617.0
 Current portion of long-term debt          72.1       55.4     64.3
 Notes payable                             393.9      261.8    339.6
 Accrued taxes                             160.2      136.7    139.7
 Other current liabilities                 365.7      341.9    398.2
    Total Current Liabilities            1,690.0    1,492.9  1,558.8
Long-term Debt                           1,414.8    1,166.0  1,268.3
Deferred Income Taxes                      243.1      238.8    262.0
Deferred Income Taxes - Tax Leases         193.9      198.5    195.6
Other Liabilities                          183.9      192.5    147.6
    Total Liabilities                    3,725.7    3,288.7  3,432.3
Stockholders' Equity:
 Cumulative preference stock, none issued    -          -        -
 Common stock, 204.2 shares issued         350.9      353.9    358.7
 Retained earnings                       2,442.3    2,211.1  2,284.5
 Less common stock in treasury, at cost,
  shares of 45.1, 40.6 and 43.7,
  respectively                          (1,294.4)    (958.2)(1,196.4)
 Unearned compensation and other          (163.8)    (169.2)  (167.5)
 Cumulative foreign currency adjustment    (64.7)     (47.3)   (60.8)
    Total Stockholders' Equity           1,270.3    1,390.3  1,218.5

Total Liabilities and Stockholders'
    Equity                              $4,996.0   $4,679.0 $4,650.8

See accompanying notes to consolidated condensed financial statements.

                           GENERAL MILLS, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Unaudited) (In Millions)


                                                  Twenty-Six Weeks Ended
                                                November 28, November 29,
                                                    1993        1992

Cash Flows - Operating Activities:
 Net Earnings                                      $306.5      $297.7
 Adjustments to reconcile earnings to cash flow:
   Depreciation and amortization                    143.9       129.4
   Deferred income taxes                               .1         3.7
   Change in current assets and liabilities        (149.6)     (134.6)
   Other, net                                         8.4         1.5
 Cash provided by continuing operations             309.3       297.7
 Cash used by discontinued operations                (2.7)       (1.6)
   Net Cash Provided by Operating Activities        306.6       296.1

Cash Flows - Investment Activities:
 Purchases of land, buildings and equipment        (273.4)     (336.0)
 Investments in businesses, intangibles
   and affiliates, net of dividends                 (21.0)      (20.1)
 Purchases of marketable investments                (46.1)       (3.4)
 Proceeds from sale of marketable investments        24.5        10.8
 Other, net                                           5.3         7.0
   Net Cash Used by Investment Activities          (310.7)     (341.7)

Cash Flows - Financing Activities:
 Increase in notes payable                           58.2       131.1
 Issuance of long-term debt                         202.4       298.4
 Payment of long-term debt                          (51.6)      (31.5)
 Cash flows for tax leases                           (5.6)       (4.5)
 Common stock issued                                 10.5        16.3
 Purchases of common stock for treasury            (102.9)     (171.7)
 Dividends paid                                    (150.1)     (137.5)
   Net Cash Provided (Used) by
   Financing Activities                             (39.1)      100.6

Increase (Decrease) in Cash and Cash Equivalents   $(43.2)      $55.0

See accompanying notes to consolidated condensed financial statements.

                         GENERAL MILLS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the twenty-six weeks ended November 28, 1993 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 1994.

These statements should be read in conjunction with the financial statements and footnotes included in our annual report for the year ended May 30, 1993. The accounting policies used in preparing these financial statements are the same as those described in our annual report.

(2) Statements of Cash Flows

During the first six months of fiscal 1994, we paid $49.7 million for interest (net of amount capitalized) and $176.7 million for income taxes.

(3) Accounting Changes

In fiscal 1994, we adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect as of May 31, 1993 of changing to the liability method of accounting for deferred income taxes was an increase in net earnings of $17.5 million ($.11 per share).

We also adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect as of May 31, 1993 of changing to the accrual basis for severance and disability costs was a decrease in net earnings of $17.3 million ($.11 per share).

(4) Long-term Debt

During the first six months of fiscal 1994, we issued $150.0 million of debt under our medium-term note program with maturities from 5 to 40 years and interest rates from 5.4% to 7.3%.

(5) Stockholders' Equity

We purchased 1.7 million shares of our common stock for $102.9 million in the open market during the first six months of fiscal
1994.

(6) Investments in Affiliates

During the first six months we made additional capital contributions and advances of $13.8 million to Cereal Partners Worldwide.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Fiscal 1994 capital expenditures are estimated to be approximately $600 million. During the first half, capital expenditures totaled $273.4 million. Our fixed-asset investment has decreased from recent peak levels, which included adding cereal capacity.

Purchases of marketable investments were made to take advantage of interest rate spreads.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

In the first half of fiscal 1994, $150.0 million of debt was issued under our medium-term note program. An additional $50.0 million of our notes payable was reclassified to long-term under our revolving credit agreement.

RESULTS OF OPERATIONS

Second quarter sales of $2,182.2 million grew 4 percent from the prior year. Consumer Foods' sales of $1,508.3 million were 2 percent higher than last year and sales for Restaurants of $673.9 million grew 8 percent. First half sales for Consumer Foods of $2,855.2 million grew 1 percent and Restaurants' sales grew 9 percent to $1,416.8 million.

Second quarter earnings from operations of $140.7 million ($.88 per share) and cumulative earnings of $306.3 million ($1.92 per share) were up 2 percent and 3 percent, respectively, from $138.1 million ($.85 per share) and $297.7 million ($1.82 per share) reported for the same periods last year.

Consumer Foods' operating profits were up 1 percent in the quarter and 3 percent in the half, with Betty Crocker Products and Yoplait each reporting strong profit growth in the quarter and cumulatively. Total domestic packaged foods unit volume grew 2 percent both in the quarter and six months. Big G cereal unit volume was down 5 percent in the quarter. Competitive promotional efforts were extraordinarily high in September, October and November. Big G's dollar market share was 29 percent for the quarter and retail pound volume was up 1 percent in a strong market. The company expects second half Big G cereal volume to be positively influenced by meeting any future promotional efforts made by competitors and by planned new product introductions.

Consumer Foods profit results included significant planned expense related to building the company's major worldwide cereal joint venture with Nestle, S.A. CPW unit volume grew 25 percent through the first half, and the company continued to achieve share gains in virtually every market, including its newest markets of Germany and Mexico. The Snack Ventures Europe joint venture with PepsiCo Foods International showed a gain in operating profit in the second quarter despite weak economic conditions in most of its markets.

Restaurants' operating profits rose 9 percent for the quarter and 10 percent for the first half, led by Red Lobster. Second quarter sales for Red Lobster's North American operations rose 4 percent. In the U.S., average unit sales grew 1 percent, reflecting good customer response to the company's signature Lobsterfest promotion. Sales for The Olive Garden's North American operations increased 14 percent in the quarter. Average unit sales in the U.S. declined 2 percent, primarily due to the continued impact of additional unit openings in established markets and the weak economy in California.

During the quarter, Red Lobster opened 13 new restaurants and The Olive Garden added 20, for a combined total of 1,086 units in North America. China Coast opened its ninth unit during the quarter in Lakeland, Fla. and sixteen more units are planned in the second half in the Midwest, Southwest and Southeast.

Interest expense increased by $6.3 million in the quarter, primarily due to borrowings associated with the company's ongoing share repurchase program. To date in fiscal 1994, the company has repurchased 1.7 million shares. As a result, average shares outstanding totaled 159.1 million in this year's second quarter, down 3 percent from last year's second quarter.

The effect of the increase in the federal tax rate was partially offset by utilization of foreign tax credits.

General Mills purchased the Colombo yogurt business from a U.S.
subsidiary of Bongrain S.A. effective December 19, 1993. Colombo is a leading producer of soft frozen yogurt, as well as premium hard pack frozen yogurt, and has a strong refrigerated cup business in the Northeast. The transaction will not have any material effect on the earnings of the company.

                      PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

   (a) The Annual Meeting of Stockholders was held on September 20, 1993.

   (b) All directors nominated were elected at the Annual Meeting.

   (c) For the election of directors, the results were as follows:


           H. Brewster Atwater   For          131,871,415
                                 Withheld         483,559

           Richard M. Bressler   For          131,885,499
                                 Withheld         469,475

           Livio D. DeSimone     For          131,894,138
                                 Withheld         460,836

           William T. Esrey      For          131,882,907
                                 Withheld         472,067

           Judith R. Hope        For          131,655,785
                                 Withheld         699,189

           Joe R. Lee            For          131,882,086
                                 Withheld         472,888

           Kenneth A. Macke      For          131,885,258
                                 Withheld         469,716

           George Putnam         For          131,884,489
                                 Withheld         470,485

           Michael D. Rose       For          131,873,142
                                 Withheld         481,832

           Stephen W. Sanger     For          131,888,556
                                 Withheld         466,418

           A. Michael Spence     For          131,852,871
                                 Withheld         502,103

           Mark H. Willes        For          131,798,805
                                 Withheld         556,169

           C. Angus Wurtele      For          131,890,897
                                 Withheld         464,077

        On the ratification of the appointment of KPMG Peat
        Marwick as auditors for fiscal 1994 the results were as follows:

                     For:   131,215,803
                 Against:       353,450
                 Abstain:       785,720

        On the proposal to adopt the Stock Option and Long-
        Term Incentive Plan of 1993, the results were as follows:

                     For:   108,949,159
                 Against:     7,373,360
                 Abstain:     1,287,906
         Broker Non-Vote:    14,744,548

        The stockholders' proposal requesting that the directors take action to adopt cumulative voting was rejected:

                     For:    21,918,402
                 Against:    91,665,941
                 Abstain:     4,124,732
         Broker Non-Vote:    14,645,898

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        Exhibit 11  Statement re Computation of Earnings per
                    Share.

        Exhibit 12  Statement re Ratio of Earnings to Fixed
                    Charges.

        (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the second quarter of fiscal 1994.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GENERAL MILLS, INC.
                                       (Registrant)


Date January 10, 1994           /s/ C. L. Whitehill
                              C. L. Whitehill
                              Senior Vice President,
                              General Counsel and Secretary


Date January 10, 1994           /s/ K. L. Thome
                              K. L. Thome
                              Senior Vice President,
                              Financial Operations