Form 10-Q
period 1994-02-27
GENERAL MILLS INC
filed 1994-04-05
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                                 FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 1994

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of March 15, 1994, General Mills had 158,604,074 shares of its
$.10 par value common stock outstanding (excluding 45,549,258 shares held in treasury).

                        Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                              GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (Unaudited) (In Millions, Except per Share Data)


                                Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                                  Feb. 27, Feb. 28,     Feb. 27,  Feb.28,
                                    1994     1993         1994     1993


Sales                            $2,101.4   $2,010.7   $6,373.4   $6,127.2

Costs and Expenses:
 Cost of sales                    1,106.8    1,069.3    3,312.0    3,191.9
 Selling, general and adminis.      663.7      616.9    2,033.7    1,961.4
 Depreciation and amortization       75.8       67.6      219.7      197.0
 Interest, net                       22.2       19.8       72.3       53.4

      Total Costs and Expenses    1,868.5    1,773.6    5,637.7    5,403.7

Earnings before Taxes               232.9      237.1      735.7      723.5

Income Taxes                         87.9       96.2      284.4      284.9

Earnings from Operations            145.0      140.9      451.3      438.6

Cumulative Effect to May 31, 1993 of
 Accounting Changes                     -         -          .2         -

Net Earnings                      $ 145.0    $ 140.9    $ 451.5    $ 438.6

Earnings per Share:
 From operations                  $   .91    $   .86    $  2.83    $  2.68
 Cumulative effect of accounting
  changes                               -          -           -         -

Net Earnings per Share            $   .91    $   .86    $  2.83    $  2.68

Dividends per Share               $   .47    $   .42    $  1.41    $  1.26

Average Number of Common Shares     159.0      163.6      159.3      163.7


See accompanying notes to consolidated condensed financial statements.

                            GENERAL MILLS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In Millions)

                                         (Unaudited)   (Unaudited)
                                         February 27,  February 28, May 30,
                                             1994          1993      1993
ASSETS
Current Assets:
 Cash and cash equivalents                 $  22.8     $  38.9    $ 100.0
 Receivables                                 440.8       405.1      287.4
 Inventories:
  Valued primarily at FIFO                   282.5       236.7      194.5
  Valued at LIFO (FIFO value exceeds LIFO by
    $61.3, $67.9 and $60.3, respectively)    283.9       249.3      244.5
 Prepaid expenses and other current assets   102.2        89.5      108.2
 Deferred income taxes                       159.7       147.6      142.3
    Total Current Assets                   1,291.9     1,167.1    1,076.9

Land, Buildings and Equipment, at Cost     4,590.5     4,168.6    4,239.5
 Less accumulated depreciation            (1,542.3)   (1,331.9)  (1,379.9)
    Net Land, Buildings and Equipment      3,048.2     2,836.7    2,859.6
Other Assets                                 871.0       752.9      714.3

Total Assets                              $5,211.1    $4,756.7   $4,650.8

LIABILITIES AND EQUITY
Current Liabilities:
 Accounts payable                          $ 636.0     $ 638.9    $ 617.0
 Current portion of long-term debt            72.6        51.2       64.3
 Notes payable                               473.4       339.7      339.6
 Accrued taxes                               198.8       175.1      139.7
 Other current liabilities                   486.3       454.0      398.2
    Total Current Liabilities              1,867.1     1,658.9    1,558.8
Long-term Debt                             1,426.3     1,181.5    1,268.3
Deferred Income Taxes                        276.9       231.5      262.0
Deferred Income Taxes - Tax Leases           191.8       197.0      195.6
Other Liabilities                            183.7       178.3      147.6
    Total Liabilities                      3,945.8     3,447.2    3,432.3

Common Stock Subject to Put Options           98.9           -          -

Stockholders' Equity:
 Cumulative preference stock, none issued        -           -          -
 Common stock, 204.2 shares issued           273.9       357.1      358.7
 Retained earnings                         2,438.2     2,216.4    2,284.5
 Less common stock in treasury, at cost,
  shares of 45.4, 41.5 and 43.7,
  respectively                            (1,319.5)   (1,043.6)  (1,196.4)
 Unearned compensation and other            (161.8)     (167.6)    (167.5)
 Cumulative foreign currency adjustment      (64.4)      (52.8)     (60.8)
    Total Stockholders' Equity             1,166.4     1,309.5    1,218.5

Total Liabilities and Equity              $5,211.1    $4,756.7   $4,650.8

See accompanying notes to consolidated condensed financial statements.

                            GENERAL MILLS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited) (In Millions)


                                                 Thirty-Nine Weeks Ended
                                               February 27,  February 28,
                                                   1994           1993

Cash Flows - Operating Activities:
 Net Earnings                                      $451.5       $438.6
 Adjustments to reconcile earnings to cash flow:
   Depreciation and amortization                    219.7        197.0
   Deferred income taxes                             22.9          8.9
   Change in current assets and liabilities,
     net of effects from business acquired         (180.1)       (85.7)
   Other, net                                         5.2         (8.1)
 Cash provided by continuing operations             519.2        550.7
 Cash used by discontinued operations                (4.0)        (2.0)
   Net Cash Provided by Operating Activities        515.2        548.7

Cash Flows - Investment Activities:
 Purchases of land, buildings and equipment        (419.0)      (493.5)
 Investments in businesses, intangibles and
   affiliates, net of dividends                    (119.3)       (49.9)
 Purchases of marketable investments                (50.8)       (24.4)
 Proceeds from sale of marketable investments        32.1         12.1
 Other, net                                           7.8          9.4
   Net Cash Used by Investment Activities          (549.2)      (546.3)

Cash Flows - Financing Activities:
 Increase in notes payable                          138.7        208.0
 Issuance of long-term debt                         219.1        315.1
 Payment of long-term debt                          (58.5)       (36.7)
 Common stock issued                                 14.5         27.9
 Purchases of common stock for treasury            (127.8)      (265.8)
 Dividends paid                                    (224.8)      (206.5)
 Other, net                                          (4.4)        (6.0)
   Net Cash Provided (Used) by Financing
   Activities                                       (43.2)        36.0

Increase (Decrease) in Cash and Cash Equivalents   $(77.2)       $38.4

See accompanying notes to consolidated condensed financial statements.

                       GENERAL MILLS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirty-nine weeks ended February 27, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 1994.

These statements should be read in conjunction with the financial statements and footnotes included in our annual report for the year ended May 30, 1993. The accounting policies used in preparing these financial statements are the same as those described in our annual report.

(2) Statements of Cash Flows

During the first nine months of fiscal 1994, we paid $57.6 million for interest (net of amount capitalized) and $209.9 million for income taxes.

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

(4) Investments in Affiliates

During the first nine months of fiscal 1994 we made additional capital contributions and advances of $37.7 million to Cereal
Partners Worldwide.

(5) Long-term Debt

During the first nine months of fiscal 1994, we issued $165.0 million of debt under our medium-term note program with various maturities ranging from 5 to 40 years and various effective interest rates from 3.3% to 7.3%.

(6) Stockholders' Equity and Put Options

In February 1994, the Board of Directors approved an increase in the number of common stock shares authorized to be repurchased for our treasury to 60.0 million. We purchased 2.2 million shares of our common stock in the open market for $131.2 million during the first nine months of fiscal 1994.

We also issued put options, through private placements, for 2.0 million shares of our common stock for $5.2 million in premiums. As of February 27, 1994, put options for 1.7 million shares remain outstanding at strike prices ranging from $55.00 to $60.25 per share with exercise dates from March 1994 to October 1994.

(7) Acquisition

We purchased the Colombo yogurt business for approximately $75.0 million from a U.S. subsidiary of Bongrain S.A. effective December 19, 1993. Colombo is a leading producer of soft frozen yogurt, as well as premium hard pack frozen yogurt, and has a strong refrigerated cup business in the northeast. The transaction will not have any material effect on our current year earnings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

Operations generated $33.5 million less cash through nine months of fiscal 1994 than in the prior period. This decrease is primarily due to a buildup in inventories to meet expected promotional needs and increased nonmilling grain volume.

Fiscal 1994 capital expenditures are estimated to be approximately $600 million. During the first nine months, capital expenditures totaled $419.0 million. Our fixed-asset investment has decreased from recent peak levels, which included adding cereal production capacity.

Purchases and sales of marketable investments were made to take advantage of interest rate spreads.

The increase in other assets results primarily from the acquisition of the Colombo yogurt business and capital contributions to Cereal Partners Worldwide (CPW).

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

In the first nine months of fiscal 1994, $165.0 million of debt was issued under our medium-term note program. An additional $50.0 million of our notes payable was reclassified to long-term under our revolving credit agreement.

RESULTS OF OPERATIONS

Third quarter sales of $2,101.4 million grew 5 percent from the prior year. Consumer Foods' sales of $1,346.5 million were 4 percent higher than last year and sales for Restaurants of $754.9 million grew 6 percent. Year-to-date sales for Consumer Foods of $4,201.7 million grew 2 percent and Restaurants' sales grew 8 percent to $2,171.7 million.

Third quarter earnings from operations of $145.0 million ($.91 per share) and cumulative earnings of $451.3 million ($2.83 per share) were both up 3 percent from $140.9 million ($.86 per share) and $438.6 million ($2.68 per share) reported for the same periods last year. Cumulative results for fiscal 1993 included restructuring charges of 6 cents per share, 5 cents of which occurred in the third quarter, representing restructuring charges for Snack Ventures Europe.

These results were below the company's expectations for two major reasons. First, continued promotional escalation in the ready-to-eat cereal market had an adverse effect on margins and profits, although Big G's share of market is holding well. Second, uncommonly severe winter weather in much of the country through January and the first half of February, along with the California earthquake, had a short-term--but very meaningful--impact on third-quarter restaurant results. These factors combined to restrain nine-month operating profit growth to 2 percent, including a 1 percent decline in the third quarter, and will be the major causes of below-trend growth for fiscal 1994 as a whole.

Third-quarter Consumer Foods operating profits declined 2
percent. Total domestic retail packaged food unit volume grew 2 percent, restrained by weak shipment levels in January.

Unit volume for Big G cereals was up 1 percent in the quarter, with February shipments up 10 percent. Growth was led by five established adult cereals recently improved to include 25 percent more fruit and nut pieces, and new products. For the quarter, Big G's tonnage at retail increased 6 percent, outpacing the market's 5 percent growth. The company's third-quarter dollar market share totaled 29.7 percent, up .4 percentage points versus the prior year's quarter.

Yoplait yogurt volume increased 21 percent, led by the new Trix and Crunch `n Yogurt lines, and Gold Medal flour and baking mixes achieved a 17 percent volume gain. Betty Crocker Products unit volume was 4 percent lower than in last year's third quarter, when volume rose 24 percent on the strength of major new introductions. CPW, the company's worldwide cereal joint venture with Nestle, S.A., continued to achieve share gains in virtually every market, and began expansion to Austria, Belgium, Switzerland, Greece and Chile. Snack Ventures Europe posted an operating profit increase for the quarter despite continued weak economic conditions in most of its markets.

Through nine months, Consumer Foods operating profits grew 2 percent, with Betty Crocker Products, Yoplait and international food activities making excellent profit gains. Cumulative domestic retail packaged food unit volume increased 2 percent. Fourth-quarter volume growth is expected to strengthen for both Big G and Betty Crocker Products, driven by accelerated new product activity.

For Restaurants, six weeks of major snow and ice storms across the eastern half of the U.S. and Canada and the earthquake in California combined to restrain third-quarter sales growth to 6 percent and hold operating profits flat. In contrast, first-half Restaurant sales and operating profits increased 9 percent and 10 percent, respectively. Third-quarter difficulties were most pronounced in January, when combined sales for Red Lobster and The Olive Garden's North American operations were flat, as each concept saw average unit sales fall 8 to 9 percent behind the prior year. January's operating profit results were adversely affected by an estimated $10 million.

Third-quarter sales for Red Lobster's North American operations grew 2 percent. Average unit sales in the U.S. were 2 percent lower for the quarter, but are slightly above last year's through nine months. Sales for The Olive Garden's North American operations increased 12 percent in the quarter. Average units sales in the U.S. were down nearly 6 percent in the quarter, and are down 3 percent for the year-to-date. During the quarter, Red Lobster opened 13 new restaurants and The Olive Garden added 16 units, for a combined total of 1,115 units in North America. The new China Coast concept opened seven new restaurants during the quarter, including its first units in Michigan, Ohio, and the Houston market area, for a total of 16 units in operation.

Through nine months, Restaurants operating profits increased 6 percent, led by Red Lobster. Fourth-quarter plans include two advertised promotional events now underway--Lobster and 18 Shrimp at Red Lobster and Lasagna Lovers' Festival at The Olive Garden-- as well as continued aggressive unit expansion, with plans for 28 new units, including 9 China Coast restaurants.

Interest expense grew $2.4 million in the third quarter and $18.9 million through nine months, primarily due to increased borrowings associated with the company's ongoing share repurchase program. Over the past 12 months, the company has repurchased
4.5 million shares. As a result, average shares outstanding totaled 159.0 million in the third quarter, down 3 percent from the prior-year's level.

The effect of the increase in the federal tax rate was partially offset by utilization of foreign tax credits.

On April 4, 1994, the company announced that it is reducing spending on inefficient cereal couponing and price promotion by more than $175 million annually. Couponing and price promotional activity will continue, but at a reduced level and frequency. In order to deliver consumer value more directly and efficiently, the company is concurrently reducing prices on its largest cereal brands by an average of 11 percent. The products affected represent about 40 percent of Big G's cereal volume. The price reductions, scheduled to take effect May 2, are expected to cost the company between five to ten cents per share in the fourth quarter, mainly reflecting compensation to grocery accounts for lowering shelf prices of current inventory that was bought before these price reductions. Once implemented, the price changes are not expected to have a material effect on the company's cereal market share but are designed to curtail inefficient spending and have a positive impact on profits in fiscal 1995.

                        PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        Exhibit 11  Statement re Computation of Earnings per Share.

        Exhibit 12  Statement re Ratio of Earnings to Fixed Charges.

   (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the third quarter of fiscal 1994.






                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GENERAL MILLS, INC.
                                       (Registrant)


Date April 5, 1994            /s/ C. L. Whitehill
                              C. L. Whitehill
                              Senior Vice President,
                              General Counsel and Secretary


Date April 5, 1994            /s/ K. L. Thome
                              K. L. Thome
                              Senior Vice President,
                              Financial Operations