Form 10-K
period 1994-05-29
GENERAL MILLS INC
filed 1994-08-23
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended May 29, 1994
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from  ..............  to .............
                Commission File Number 1-1185


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

   Securities registered pursuant to Section 12(b) of the Act:
                                   Name of each exchange
        Title of each class         on which registered
    Common Stock, $.10 par value  New York Stock Exchange
                                   Midwest Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [          ]
      Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $50.375 per share as reported on the New York Stock Exchange on July 22, 1994: $7,947.9 million.
      Number of shares of Common Stock outstanding as of July 22, 1994: 157,775,569 (excluding 46,377,763 shares held in the treasury).
               DOCUMENTS INCORPORATED BY REFERENCE
  Portions of Registrant's Proxy Statement dated August 19, 1994 are incorporated by reference into Part III, and portions of
         Registrant's 1994 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV.


                           PART I

ITEM 1.   BUSINESS.
   General Mills, Inc. was incorporated in Delaware in 1928. The Company currently markets consumer goods and services in two principal business areas: Consumer Foods and Restaurants. The terms "General Mills," "Company" and "Registrant" mean General Mills, Inc. and its subsidiaries unless the context indicates otherwise.

CONSUMER FOODS
   The Company is a leading producer of packaged consumer foods, including those in the categories set forth below.

   Breakfast Products.    General Mills produces and sells a
number  of  ready-to-eat cereals, including such brands  as:
CHEERIOS, HONEY NUT CHEERIOS, APPLE CINNAMON CHEERIOS, MULTI-GRAIN CHEERIOS, WHEATIES, WHEATIES HONEY GOLD, LUCKY CHARMS, CORN TOTAL, WHEAT TOTAL, TRIX, GOLDEN GRAHAMS, KIX, BERRY BERRY KIX, FIBER ONE, COCOA PUFFS, CRISPY WHEATS 'N RAISINS, CINNAMON TOAST CRUNCH, CLUSTERS, RAISIN NUT BRAN, TOTAL RAISIN BRAN, OATMEAL CRISP, TRIPLES, BASIC 4 and RIPPLE
CRISP.   In  fiscal  1994, the Company  introduced  SPRINKLE
SPANGLES, HIDDEN TREASURES and REESE'S PEANUT BUTTER PUFFS.

   Desserts and Baking Mixes. General Mills makes and sells a line of dessert mixes under the BETTY CROCKER trademark, including Supermoist layer cakes, CREAMY DELUXE ready-to-spread frosting, SUPREME BROWNIE MIX, SUPREME DESSERT BARS, muffin mixes and two new lines, CREAMY CHILLED DESSERTS and EASY DELICIOUS DESSERTS. The Company markets a variety of baking mixes under the BISQUICK trademark and sells pouch mixes under the names GOLD MEDAL and ROBIN HOOD.

  Convenience Foods. General Mills manufactures a line of BETTY CROCKER dry packaged dinner mixes under the HAMBURGER HELPER, TUNA HELPER, and SKILLET CHICKEN HELPER trademarks. Also under the BETTY CROCKER trademark, the Company sells POTATO BUDS instant mashed potatoes, POTATO SHAKERS flavorings and other potato and pasta specialty mixes, such as SUDDENLY SALAD and BETTY CROCKER au gratin and scalloped potatoes. The Company also sells BAC*O'S garnish and salad topping.

   Family Flour, Bakery Flour and Ingredients. General Mills produces family flour under the GOLD MEDAL brand, introduced in 1880, and regional brands such as LA PINA, ROBIN HOOD and RED BAND. The Company also engages in grain merchandising, produces ingredient flour for internal requirements and sells flour to bakery, foodservice and manufacturing markets.

  Snack Products and Beverages. General Mills markets POP SECRET microwave popcorn; a line of grain snacks including NATURE VALLEY GRANOLA BARS, DUNKAROOS, FUNDAMIDDLES and a new lowfat chewy granola bar; a line of fruit snacks including FRUIT ROLL-UPS, FRUIT BY THE FOOT, GUSHERS, SHARK BITES, BUGS BUNNY and TASMANIAN DEVIL; and a line of savory snacks including BUGLES and new CHEERIOS snack mix and POP SECRET POP CHIPS. The Company also produces and sells a line of single-serving fruit juice drinks marketed under the SQUEEZIT trademark and introduced SQUEEZIT 100, a 100% juice beverage in fiscal 1994.

   International Food Operations. General Mills Canada, Inc. manufactures and sells food products in Canada, including BIG G ready-to-eat cereals, BETTY CROCKER baking and packaged dinner mixes and snacks and a variety of frozen seafood entrees under the BLUE WATER brand name. The Company also has interests in companies engaged primarily in flour milling operations in Latin America, licenses food products for manufacture in Europe and the Asia/Pacific region, and exports flour and packaged products throughout the world.

   Cereal Partners Worldwide ("CPW"), the Company's joint venture with Nestle, S.A. through various entities, initiated marketing activities in Belgium, Austria, Switzerland, Greece and Chile during fiscal 1994, and continues to market breakfast cereals in France, Spain, Portugal, Italy, Ireland, the United Kingdom, Mexico, Germany, the Phillipines, Malaysia, Thailand and Singapore. The following products under the umbrella NESTLE trademark were introduced into selected markets in fiscal 1994: TRIO, CLUSTERS, NESQUICK, MULTI-CHEERIOS, HONEY NUT CHEERIOS, GOLDEN GRAHAMS, CINI MINIS, CHOCAPIC and TRIX. The Company has a 50% equity interest in CPW. See Note Four to Consolidated Financial Statements appearing on page 25 of the Company's 1994 Annual Report to Stockholders, incorporated herein by reference.

  Snack Ventures Europe ("SVE"), the Company's joint venture with PepsiCo, Inc., manufactures and sells snack foods in Holland, France, Belgium, Spain, Portugal and Greece, and late in fiscal 1994 entered the Italian market. The Company has a 40.5% equity interest in SVE. See Note Four to Consolidated Financial Statements appearing on page 25 of the Company's 1994 Annual Report to Stockholders, incorporated herein by reference.

  Other. The Gorton's division sells a variety of seafood entrees and other products, mostly in frozen and canned form, under the GORTON'S brand name. The Gorton's division also markets institutional seafood and supplies frozen fish portions, breadings and coatings to the food service trade.

   Yoplait USA manufactures and sells a line of yogurt, including YOPLAIT ORIGINAL, YOPLAIT LIGHT, CUSTARD STYLE, LIGHT CUSTARD STYLE, FAT FREE FRUIT ON THE BOTTOM, TRIX, a layered yogurt for children, YOPLAIT CRUNCH 'N YOGURT, a lowfat yogurt with an overcap of crunchy toppings and CRUNCH 'N YOGURT LIGHT, a new addition to the Yoplait line. Yoplait USA also markets soft frozen yogurt in food service channels and hardpack frozen yogurt and novelties under a licensing arrangement. The Colombo yogurt business was acquired in December 1993 and manufactures and sells a variety of refrigerated cup yogurt, soft frozen yogurt, and superpremium hardpack frozen yogurt products under the COLOMBO brand name.

   The Foodservice division markets General Mills branded baking mixes, cereals and snacks to the commercial and non-commercial sectors, including airlines, schools, restaurants and food management companies.

  General Mills markets its packaged food products primarily
through   its   own   sales  organizations,   supported   by
advertising and other promotional activities. Such products are primarily distributed directly to retail food chains, co-operatives, membership stores and wholesalers. Certain food products, such as seafood and some food service products, are sold through distributors and brokers.

   The Company's Consumer Foods business segment is highly competitive, with numerous competitors of varying sizes. The principal methods of competition include product quality, advertising, promotion and price. In most of its consumer foods lines, General Mills competes not only with other widely advertised branded products, but also with generic products and private label products, which are generally distributed at lower prices. The Company is a major manufacturer of consumer food products in the United States.

RESTAURANTS
   The Company operates RED LOBSTER full-service seafood restaurants in the United States and Canada and is engaged in a partnership in Japan operating RED LOBSTER restaurants. The Company also operates THE OLIVE GARDEN full-service Italian restaurants in the United States and Canada, and has started national expansion of CHINA COAST, its full-service Chinese restaurant concept.

   The Company's Restaurant businesses operate in the highly competitive casual dining segment, with numerous competitors of varying sizes, and compete on the basis of value and service. Restaurant businesses rely on the varied tastes, discretionary decisions and available disposable income of individual consumers. The Company's RED LOBSTER and THE OLIVE GARDEN restaurants are market share leaders in the United States.

EXECUTIVE OFFICERS OF THE REGISTRANT
  The executive officers of the Company, together with their ages and business experience, are set forth below.

   H.B. Atwater, Jr., age 63, is Chairman of the Board and Chief Executive Officer, and has been a director since 1971. Mr. Atwater joined the Company in 1958 and was elected an Executive Vice President in 1970, Chief Operating Officer in 1976, Chief Executive Officer in 1981 and Chairman of the Board in 1982.

   Dean  Belbas, age 62, is Vice President and  Director  of
Investor  Relations.   Mr. Belbas joined  General  Mills  in
1956, was elected a Vice President in 1977 and was elected to his present position in 1979.

   Edward K. Bixby, age 58, is Senior Vice President; President, Consumer Foods Sales, with additional responsibility for Foodservice. Mr. Bixby joined the Company in 1958 and served as General Manager of several Consumer Foods divisions. Mr. Bixby was elected Senior Vice President, General Manager, Grocery Products Sales Division in 1987, and was named to his present position in 1989.

   Michael E. Cushmore, age 54, is Senior Vice President; President, Gold Medal. Mr. Cushmore joined the Company in 1966 and was named Vice President, General Manager for the Northstar Division in 1983, Chairman of Leeann Chin's, Inc., a former subsidiary of General Mills Restaurants, Inc., in 1985, Vice President, General Manager for the Betty Crocker Division in 1987 and was elected to his present position in 1993.

   Stephen R. Demeritt, age 50, is Senior Vice President of General Mills and Chief Executive Officer of CPW, S.A., a joint venture of General Mills and Nestle, S.A. Mr. Demeritt joined the Company in 1969 and was named a Marketing Director in the Big G Division in 1976, appointed a Vice President of the Company in 1983, named President of General Mills Canada, Inc. in 1986 and elected Senior Vice President of General Mills in 1992. He was named to his present position with CPW, S.A. in 1993.

   Walter W. Faster, age 60, is Vice President and Director of Corporate Growth and Development. Mr. Faster joined the
Company in 1963 and was elected Vice President and Director of Corporate Growth and Development in 1982.

    Jon L. Finley, age 40, is Senior Vice President; President, China Coast. Mr. Finley joined the Company in 1983 and was named President, Yoplait USA in 1991, appointed a Vice President of the Company in 1991, named President of China Coast in 1992 and was elected to his present position in 1994.

   Leslie M. Frecon, age 41, is Senior Vice President, Corporate Finance. Ms. Frecon joined the Company in 1981 as Manager of Acquisitions and was named Director of Acquisitions in 1983, Controller of Foodservice in 1989 and Controller of Sperry in 1991. She was named a Vice President of the Company in 1991 and was elected to her present position in 1993.

   Charles W. Gaillard, age 53, is Vice Chairman, with overall responsibility for Big G, Consumer Foods Sales and Yoplait. Mr. Gaillard was elected a director in 1993. Mr. Gaillard joined the Company in 1966, became General Manager of the Golden Valley Division and was appointed a Vice President in 1977. He was appointed General Manager of the Big G Division in 1979, was elected a Senior Vice President in 1985, was named Senior Vice President, International Foods in 1988 and was elected Executive Vice President and President and Chief Executive Officer of CPW, S.A. in 1989. He was elected to his present position in 1993.

   Stephen J. Garthwaite, age 50, is Senior Vice President, Technology and Operations. Mr. Garthwaite joined the Company in 1982 as Vice President, Director of Corporate Research and was named Vice President, Research and Development for the Betty Crocker Division in 1986. He assumed the position of Vice President, Research and Development for Consumer Foods in 1987, was elected Senior Vice President, Research and Development in 1989 and was named Senior Vice President, Technology and Operations in 1990.

   Joe R. Lee, age 53, is Vice Chairman with overall responsibility for Betty Crocker Products, Gorton's, China Coast, Gold Medal, Marketing Services, Technology and Operations, Communications and Public Affairs. Mr. Lee was elected a director in 1985. Mr. Lee joined Red Lobster in 1967 as a member of its founding team, and was named its President in 1975. He was elected a Vice President of General Mills in 1976, a Group Vice President in 1979, an Executive Vice President in 1981, named Executive Vice President, Finance and International Restaurants in 1991 and elected to his present position in 1992.

   Ronald N. Magruder, age 46, is Executive Vice President; President, The Olive Garden - North America. Mr. Magruder joined Red Lobster in 1972 and has served as both Vice President of Operations and Vice President of International Growth and Development for Red Lobster. He was named President of Casa Gallardo in 1982, President of York Steak House Systems in 1983, President of The Olive Garden in 1987 and was elected Senior Vice President in 1989 and Executive Vice President in 1993.

   David D. Murphy, age 42, is Senior Vice President; President, General Mills Canada and International Foods. Mr. Murphy joined the Company in 1976, was appointed Vice President of Marketing Services in 1986 and subsequently Vice President, General Manager of the Minnetonka Division in 1988. He assumed overall responsibility for Betty
Crocker Products in 1989, when the Minnetonka and Betty Crocker Divisions were merged. He was elected a Senior Vice President in 1991, named President of the Big G Division in 1992 and named President of General Mills Canada and International Foods in 1993.

   Sandy J. Navin, age 58, is Vice President and Director of
Taxes.   Mr.  Navin joined General Mills as Tax  Counsel  in
1969, was named Assistant Director of Taxes in 1974 and was elected Vice President and Director of Taxes in 1988.

   Jeffrey J. O'Hara, age 46, is Executive Vice President; President, Red Lobster - North America. Mr. O'Hara joined the Company in 1970 and was named Vice President of Marketing and Menu Planning for Red Lobster in 1978. He was named President of The Good Earth in 1981, Executive Vice President of Marketing and Development for General Mills Restaurants in 1984 and President of Red Lobster in 1986. He was elected Senior Vice President in 1989 and Executive Vice President in 1993.

   Michael A. Peel, age 44, is Senior Vice President, Personnel. Mr. Peel joined the Company in 1991 from PepsiCo, Inc. where he was Senior Vice President, Personnel, responsible for PepsiCo Worldwide Foods from 1987 to 1991. He was elected to his present position in 1991.

   Gary M. Rodkin, age 42, is Senior Vice President; President, Yoplait USA. Mr. Rodkin joined the Company in 1979 and was named Vice President, Assistant General Manager, Sperry Division in 1988, Vice President, General Manager, Grain Snacks and Beverages in 1989, President, General Mills New Ventures in 1989, President, Yoplait USA in 1992 and was elected to his present position in 1994.

   Jeffrey J. Rotsch, age 44, is Senior Vice President; President, Betty Crocker Products. Mr. Rotsch joined the Company in 1974 and was named Vice President, Director of Marketing for the Betty Crocker Divsion in 1987, Vice President, General Manager for Betty Crocker main meals and side dishes in 1989 and was elected to his present position in 1993.

   Stephen W. Sanger, age 48, is President and has been a director since 1992. Mr. Sanger joined the Company in 1974 and was named Vice President, General Manager of the Northstar Division in 1983. He was appointed Vice President, General Manager of New Business Development in 1986, President of Yoplait USA in 1986, President of the Big G Division in 1988, elected Senior Vice President in 1989, Executive Vice President in 1991, Vice Chairman in 1992 and President in 1993.

   Blaine Sweatt, III, age 47, is Senior Vice President; General Manager, New Business Development, Restaurants. Mr. Sweatt joined the Company in 1976 and was named Vice President, General Manager, The Olive Garden in 1984, appointed a Vice President of the Company in 1989, named Vice President, General Manager, New Business Development, Restaurants in 1991, named President of New Business, Restaurants in 1992 and elected to his present position in 1994.

   Kenneth L. Thome, age 46, is Senior Vice President, Financial Operations. Mr. Thome joined the Company in 1969 and was named Vice President, Controller for Convenience and International Foods Group in 1985, Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991 and was elected to his present position in 1993.

   Stephen H. Warhover, age 50, is Senior Vice President; President, Gorton's. Mr. Warhover joined the Company in 1968 and was appointed Vice President, General Manager of the Betty Crocker Division in 1980. He was named Vice
President, General Manager of the Minnetonka Division in 1983, President of the Gorton's Division in 1986 and was elected Senior Vice President in 1989.

   Clifford L. Whitehill, age 63, is Senior Vice President, General Counsel and Secretary. Mr. Whitehill joined the Company in 1962 as an attorney in the Law Department. He was appointed Assistant General Counsel in 1968, elected Vice President in 1971, named General Counsel in 1975, elected Senior Vice President in 1981 and elected Secretary in 1983.

   Mark H. Willes, age 53, is Vice Chairman, with overall responsibility for International Foods, Cereal Partners Worldwide, Red Lobster Japan, Restaurant Business Development, Corporate Finance, Financial Operations, Law and Investor Relations. Mr. Willes joined the Company as
Executive Vice President and Chief Financial Officer in 1980. He was elected President and became a director in 1985 and was elected to his present position in 1992.

GENERAL
   Trademarks  and  Patents.   The  Company's  products  are
marketed and businesses operated under trademarks and service marks owned by or licensed to the Company.
Trademarks and service marks are vital to the Company's business. The most significant trademarks and service marks of the Company are contained in the business segment discussions above.

   The Company considers that, taken as a whole, the rights under its various patents, which expire from time to time, are a valuable asset, but the Company does not believe that its businesses are materially dependent upon any single patent or group of related patents. The Company's activities under licenses or other franchises or concessions are not material.

   Raw Materials and Supplies. The principal raw materials used by General Mills are cereal grains, sugar, fruits, other agricultural products, vegetable oils, fish for food products, and plastic and paper for packaging materials. Although General Mills has some long-term contracts, the bulk of such raw materials are purchased on the open market. Although prices of most raw materials will probably increase over the long term, General Mills believes that it will be able to obtain an adequate supply of such raw materials. Occasionally and where possible, General Mills makes advance purchases of commodities significant to its business in order to ensure continuity of operations. In many cases, the Company also seeks to protect itself from basic market price fluctuations of certain commodities (grains and vegetable oil) through hedging transactions.

   Capital Expenditures. During the three fiscal years ended May 29, 1994, General Mills expended $1,879 million for capital expenditures, not including the cost of acquired companies. The Company expects to spend approximately $525 million for such purposes in fiscal 1995.

    Research and Development. The main research and development facilities are located at the James Ford Bell Technical Center in Golden Valley (suburban Minneapolis), Minnesota. With a staff of approximately 740, the Center is responsible for most of the food research for the Company. Approximately one-half of the staff hold degrees in various chemical, biological and engineering sciences. Research and development expenditures (all Company-sponsored) amounted to $63.6 million in fiscal 1994, $60.1 million in fiscal 1993 and $62.1 million in fiscal 1992. General Mills' research and development resources are focused on new product development, product improvement, process design and improvement, packaging and exploratory research in new business areas.

    Employees.    At  May  29,  1994,  General   Mills   had
approximately 125,700 employees.

   Environmental Matters. As of June 30, 1994, the Company has received notices advising it that there have been releases or threatened releases of hazardous substances or wastes at 10 sites, and alleging that the Company is potentially responsible for cleaning up those sites and/or paying certain costs in connection with those sites. These matters involve several different procedural contexts, including litigation initiated by governmental authorities and/or private parties, administrative proceedings commenced by regulatory agencies, and demand letters issued by regulatory agencies and/or private parties. The Company recognizes that its potential exposure with respect to any of these sites may be joint and several, but has concluded that its probable aggregate exposure is not material. This conclusion is based upon, among other things, the Company's payments and/or accruals with respect to each site; the number, ranking, and financial strength of other potentially responsible parties identified at each of the sites; the status of the proceedings, including various settlement agreements, consent decrees or court orders; allocations of volumetric waste contributions and allocations of relative responsibility among potentially responsible parties developed by regulatory agencies and by private parties; remediation cost estimates prepared by governmental authorities or private technical consultants; and the Company's historical experience in negotiating and settling disputes with respect to similar sites.

   Based on current facts and circumstances, General Mills believes that neither the results of these proceedings nor its compliance in general with environmental laws or regulations will have a material effect upon the capital expenditures, earnings or competitive position of the Company.

   Segment Information. For financial information relating to industry segments of General Mills and foreign and domestic operations and sales, see Note Eighteen to Consolidated Financial Statements appearing on page 32 of the Company's 1994 Annual Report to Stockholders, incorporated herein by reference.

ITEM 2. PROPERTIES.
    The Company's principal executive offices and main research laboratory are Company-owned and located in the Minneapolis, Minnesota metropolitan area. General Mills operates numerous manufacturing facilities and maintains many sales and administrative offices and warehouses mainly in the United States. Other facilities are also operated in Canada.

  General Mills operates ten major consumer foods plants for the production of cereal products, prepared mixes, convenience foods and other food products. These facilities are located at Albuquerque, New Mexico; Buffalo, New York; Cedar Rapids, Iowa; Chicago, Illinois (2); Covington, Georgia; Lodi, California; St. Charles, Illinois; Toledo, Ohio; and Etobicoke, Canada. The Company owns seven flour mills located at Avon, Iowa; Buffalo, New York; Great Falls, Montana; Johnson City, Tennessee; Kansas City, Missouri; Vallejo, California; and Vernon, California. The Company
operates seven terminal grain elevators and has country grain elevators in 27 locations, primarily in Idaho and Montana.

  General Mills also has seven seafood processing facilities and ten other food and beverage production facilities with total floor space of approximately 771,000 square feet, including 212,000 square feet of leased space. General Mills also owns or leases warehouse space aggregating approximately 6,388,000 square feet, of which approximately 3,772,000 square feet are leased. A number of sales and administrative offices are maintained in the United States and Canada, totaling 1,528,000 square feet.

   The Company operates 1,158 restaurants, including 675 RED
LOBSTER,   458   THE  OLIVE  GARDEN  and  25   CHINA   COAST
restaurants, in the following locations:

Alabama (17)      Iowa (7)           Nevada (8)           South Dakota (3)
Arizona (21)      Kansas (10)        New Hampshire (3)    Tennessee (24)
Arkansas (8)      Kentucky (13)      New Jersey (22)      Texas (110)
California (116)  Louisiana (10)     New Mexico (6)       Utah (8)
Colorado (20)     Maine (5)          New York (40)        Vermont (1)
Connecticut (10)  Maryland (14)      North Carolina (23)  Virginia (31)
Delaware (4)      Massachusetts (4)  North Dakota (4)     Washington (16)
Florida (121)     Michigan (46)      Ohio (65)            West Virginia (3)
Georgia (36)      Minnesota (18)     Oklahoma (13)        Wisconsin (20)
Hawaii (2)        Mississippi (4)    Oregon (10)          Wyoming (1)
Idaho (2)         Missouri (26)      Pennsylvania (42)
Illinois (49)     Montana (2)        Rhode Island (3)
Indiana (38)      Nebraska (6)       South Carolina (14)  Canada (79)

   The Company is also engaged in a partnership which operates 48 RED LOBSTER restaurants in Japan.

ITEM 3.   LEGAL PROCEEDINGS.
    In management's opinion, there were no claims or litigation pending at June 30, 1994, the outcome of which could have a significant effect on the consolidated financial position of General Mills, Inc. and its subsidiaries. The Company has received several state consumer class action lawsuits in connection with the improper substitution by an independent contractor of an unapproved pesticide to treat some of the Company's stored oat supplies during fiscal 1994. The Federal Food and Drug Administration and the Environmental Protection Agency have stated that there is no health issue associated with this matter. The Company believes the cases to be without merit, and any cost to the Company is not expected to be material. See the information contained under the section entitled "Environmental Matters," supra, for a discussion of environmental matters in which the Company is involved.

ITEM  4.    SUBMISSION  OF MATTERS TO  A  VOTE  OF  SECURITY
            HOLDERS. - Not applicable.

                           PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.
    The information relating to the market prices and dividends of the Company's common stock contained in Note Nineteen to Consolidated Financial Statements appearing on page 32 of Registrant's 1994 Annual Report to Stockholders, is incorporated herein by reference. As of July 22, 1994, the number of record holders of common stock was 45,694. The Company's common stock ($.10 par value) is listed on the New York and Midwest Stock Exchanges.

ITEM 6.   SELECTED FINANCIAL DATA.
   The information for fiscal years 1990 through 1994 contained in the Eleven-Year Financial Summary As Reported and the Financial Data for Continuing Operations on page 33 of Registrant's 1994 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
    The information set forth in the section entitled "Management Discussion of Results of Operations and Financial Condition" on pages 17 through 19 of Registrant's 1994 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
   The  information on pages 20 through 32  of  Registrant's
1994 Annual Report to Stockholders, is incorporated herein by reference.

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
           ACCOUNTING AND FINANCIAL DISCLOSURE. - Not applicable.

                          PART III

ITEM   10.    DIRECTORS  AND  EXECUTIVE  OFFICERS   OF   THE
              REGISTRANT.
    The   information  contained  in  the  sections entitled
"Information  Concerning  Nominees"   and  "Compliance  with
Section 16(a) of the Securities Exchange Act of 1934" contained in Registrant's definitive proxy materials dated August 19, 1994, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
   The information contained in the section entitled "Board Compensation and Benefits" and pages 23 through 29 of Registrant's definitive proxy materials dated August 19, 1994 are incorporated herein by reference. The information appearing under the heading "Report of Compensation
Committee on Executive Compensation" is not incorporated herein.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
            AND MANAGEMENT.
   The information contained in the section entitled "Share Ownership of Directors and Executive Officers" contained in Registrant's definitive proxy materials dated August 19, 1994 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  -
          Not Applicable.


The Company's Annual Report on Form 10-K for the fiscal year ended May 29, 1994, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.


                      AUDITORS' REPORT

The Stockholders and the Board of Directors
General Mills, Inc.:

    Under  date  of  July  29,  1994,  we  reported  on  the
consolidated  balance  sheets of  General  Mills,  Inc.  and subsidiaries as of May 29, 1994 and May 30, 1993 and the related consolidated statements of earnings and cash flows for each of the fiscal years in the three-year period ended May 29, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended May 29, 1994. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
   In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
   Our report covering the basic consolidated financial statements refers to changes in the method of accounting for postemployment benefits and for income taxes.

                              KPMG Peat Marwick

Minneapolis, Minnesota
July 29, 1994




                      AUDITORS' CONSENT

The Board of Directors
General Mills, Inc.:

    We   consent  to  incorporation  by  reference  in   the
Registration Statements (Nos. 2-49637, 2-91893, 33-15323, 33-
37474, 33-39927 and 33-56032) on Form S-3 and Registration Statements (Nos. 2-13460, 2-53523, 2-66320, 2-91987, 2-
95574, 33-24504, 33-27628, 33-32059, 33-36892, 33-36893, 33-
51070  and 33-50337) on Form S-8 of General Mills,  Inc.  of
our   reports   dated  July  29,  1994,  relating   to   the
consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 29, 1994 and May 30, 1993 and the related consolidated statements of earnings, cash flows and related financial statement schedules for each of the fiscal years in the three-year period ended May 29, 1994, which reports are included or incorporated by reference in the May 29, 1994 annual report on Form 10-K of General Mills, Inc.
   Our report covering the basic consolidated financial statements refers to changes in the method of accounting for postemployment benefits and for income taxes.

                              KPMG Peat Marwick

Minneapolis, Minnesota
August 22, 1994


                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.
(A)  1.   FINANCIAL STATEMENTS:

     Consolidated Statements of Earnings for the Fiscal Years Ended May 29, 1994, May 30, 1993 and May 31, 1992 (incorporated herein by reference to page 21 of the Registrant's 1994 Annual Report to Stockholders).

     Consolidated Balance Sheets at May 29, 1994 and May 30,
     1993 (incorporated herein by reference to page 22 of the Registrant's 1994 Annual Report to Stockholders).

     Consolidated Statements of Cash Flows for the Fiscal Years Ended May 29, 1994, May 30, 1993 and May 31, 1992 (incorporated herein by reference to page 23 of the Registrant's 1994 Annual Report to Stockholders).

     Notes     to    Consolidated    Financial    Statements
     (incorporated herein by reference to pages  24  through
     32   of   the   Registrant's  1994  Annual  Report   to
     Stockholders).

     2.   FINANCIAL STATEMENT SCHEDULES:

     For  the Fiscal Years Ended May 29, 1994, May 30,  1993
     and May 31, 1992:

                V -  Property, Plant and Equipment
               VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment
             VIII -  Valuation and Qualifying Accounts
               IX -  Short-Term Borrowings
                X -  Supplementary Income Statement Information

     3.   EXHIBITS:

            3.1  - Copy of Registrant's Restated Certificate of
                   Incorporation, as amended to date (incorporated
                   herein by reference to Exhibit 3.1 to Registrant's
                   Annual Report on Form 10-K for the fiscal year ended
                   May 31, 1992).
            3.2  - Copy of Registrant's By-Laws, as amended to date.
            4    - Copy of Indenture between Registrant and Continental
                   Illinois National Bank and Trust Company of Chicago,
                   as amended to date by Supplemental Indentures Nos. 1
                   through 8 (incorporated herein by reference to Exhibit 4
                   to Registrant's Annual Report on Form 10-K for the
                   fiscal year ended May 31, 1992 and to Exhibit 4(b) to Registrant's Current Report on Form 8-K filed
                   January 8, 1993).
          *10.1  - Copy of Stock Option and Long-Term Incentive Plan of
                   1988, as amended to date.
          *10.2  - Copy of Stock Option and Long-Term Incentive Plan of
                   1984, as amended to date.
          *10.3  - Copy of Stock Option and Long-Term Incentive Plan of
                   1980, as amended to date (incorporated herein by
                   reference to Exhibit 10.3 to Registrant's Annual
                   Report on Form 10-K for the fiscal year ended May 31,
                   1992).
          *10.4  - Copy of Executive Incentive Plan, as amended to date
                   (incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1993).
          *10.5 - Copy of Management Continuity Agreement, as amended to date. *10.6 - Copy of Supplemental Retirement Plan, as amended to date. *10.7 - Copy of Executive Survivor Income Plan, as amended to date
                   (incorporated herein by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 26, 1991).
          *10.8  - Copy of Executive Health Plan, as amended to date
                   (incorporated herein by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 26, 1991).
          *10.9  - Copy of Supplemental Savings Plan, as amended to date.
           10.10 - Copy of Compensation Plan for Non-Employee Directors,
                   as amended to date (incorporated herein by reference
                   to Exhibit 10.10 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended May 31, 1992).
           10.11 - Copy of Retirement Plan for Non-Employee Directors,
                   as amended to date (incorporated herein by reference
                   to Exhibit 10.11 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended May 30, 1993).
          *10.12 - Copy of Deferred Compensation Plan, as amended to date
                   (incorporated herein by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1993).
          *10.13 - Copy of Supplemental Benefits Trust Agreement dated
                   February 9, 1987, as amended and restated as of
                   September 26, 1988.
          *10.14 - Copy of Supplemental Benefits Trust Agreement dated
                   September 26, 1988.
           10.15 - Agreements dated November 29, 1989 by and between
                   General Mills, Inc. and Nestle, S.A. (incorporated
                   herein by reference to Exhibit 10.16 to Registrant's
                   Annual Report on Form 10-K for the fiscal year ended
                   May 27, 1990).
           10.16 - Copy of Protocol and Addendum No. 1 to Protocol of
                   Cereal Partners Worldwide (incorporated herein by
                   reference to Exhibit 10.17 to Registrant's Annual
                   Report on Form 10-K for the fiscal year ended
                   May 26, 1991).
           10.17 - Copy of Stock Plan for Non-Employee Directors, as
                   amended to date (incorporated herein by reference
                   to Exhibit 10.17 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended May 31, 1992).
          *10.18 - Copy of 1990 Salary Replacement Stock Option Plan,
                   as amended to date.
           10.19 - Copy of Addendum No. 2 dated March 16, 1993 to
                   Protocol of Cereal Partners Worldwide (incorporated
                   herein by reference to Exhibit 10.19 to Registrant's
                   Annual Report on Form 10-K for the fiscal year ended
                   May 30, 1993).
           10.20 - Copy of Agreement dated July 31, 1992 by and between
                   General Mills, Inc. and PepsiCo, Inc.(incorporated
                   herein by reference to Exhibit 10.20 to Registrant's
                   Annual Report on Form 10-K for the fiscal year ended
                   May 30, 1993).
          *10.21 - Copy of Stock Option and Long-Term Incentive Plan of
                   1993, as amended to date.
           11    - Statement of Determination of Common Shares and Common
                   Share Equivalents (contained on page 19 of this Report).
           12    - Statement of Ratio of Earnings to Fixed Charges
                   (contained on page 20 of this Report).
           13    - 1994 Annual Report to Stockholders (only those portions
                   expressly incorporated by reference herein shall be
                   deemed filed with the Commission).
           21    - List of Subsidiaries of General Mills, Inc.
           23    - Consent of KPMG Peat Marwick (contained on page 9 of
                   this Report).


(B)  REPORTS ON FORM 8-K. - Not applicable.
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                         SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GENERAL MILLS, INC.

Dated: August 22, 1994
                                   By: /s/ C. L. WHITEHILL
                                      C. L. Whitehill
                                   Senior Vice President,
                                   General Counsel and Secretary


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     SIGNATURE               TITLE                     DATE


/s/ H.B. ATWATER, JR.    Chairman of the Board and   August 2, 1994
(H.B. Atwater, Jr.)       Chief Executive Officer


/s/ R.M. BRESSLER        Director                    August 3, 1994
(Richard M. Bressler)


/s/ L. DE SIMONE         Director                    August 4, 1994
(Livio D. DeSimone)


/s/ W.T. ESREY           Director                    August 2, 1994
(William T. Esrey)


/s/ C. W. GAILLARD       Director,                   August 2, 1994
(Charles W. Gaillard)     Vice Chairman


/s/ JUDITH R. HOPE       Director                    August 2, 1994
 Judith R. Hope)


/s/ JOE R. LEE           Director,                   August 9, 1994
   (Joe R. Lee)           Vice Chairman


/s/ KENNETH MACKE        Director                    August 2, 1994
 (Kenneth A. Macke)


/s/ GEORGE PUTNAM        Director                    August 3, 1994
  (George Putnam)


/s/ M.D. ROSE            Director                    August 3, 1994
 (Michael D. Rose)


/s/ S.W. SANGER          Director,                   August 16, 1994
(Stephen W. Sanger)       President


/s/ A. MICHAEL SPENCE    Director                    August 8, 1994
(A. Michael Spence)


/s/ Mark H. WILLES       Director,                   August 8, 1994
  (Mark H. Willes)        Vice Chairman


/s/ C. ANGUS WURTELE     Director                    August 4, 1994
 (C. Angus Wurtele)


/s/ KENNETH L. THOME     Senior Vice President,      August 3, 1994
 (Kenneth L. Thome)       Financial Operations



             GENERAL MILLS, INC. AND SUBSIDIARIES
          SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                         (in millions)

     Column A        Column B     Column C      Column D       Column E      Column F
                                                                Other
                     Balance at                                changes       Balance
                     beginning    Additions                      add        at end of
Description          of period     at cost   Retirements(a)   (deduct)(b)    period

Year ended
May 29, 1994:
 Land                $  302.3       $ 60.1        $   .7       $  (.8)      $  360.9
 Buildings            1,452.6        216.5           9.5         (4.0)       1,655.6
 Equipment            2,048.1        419.3          94.1           .5        2,373.8
 Construction in        436.5       (136.4)           _           (.6)         299.5
  progress
     Total           $4,239.5       $559.5        $104.3       $ (4.9)      $4,689.8

Year ended
May 30, 1993:
 Land                $  253.9       $ 58.7        $  9.7       $  (.6)      $  302.3
 Buildings            1,302.2        218.3          66.4         (1.5)       1,452.6
 Equipment            1,903.2        308.4         167.1          3.6        2,048.1
 Construction in        450.0         38.4          55.5          3.6          436.5
  progress
     Total           $3,909.3       $623.8        $298.7       $  5.1       $4,239.5

Year ended
May 31, 1992:
 Land                $  215.2       $ 41.2        $  1.6       $  (.9)      $  253.9
 Buildings            1,116.6        198.0          10.2         (2.2)       1,302.2
 Equipment            1,701.6        307.8         107.3          1.1        1,903.2
 Construction in        303.7        148.3           2.0           -           450.0
  progress
     Total           $3,337.1       $695.3        $121.1       $ (2.0)      $3,909.3

Notes:
(a) Gross book value retired or sold. Fiscal 1993 includes assets contributed to Snack Ventures Europe.
(b) Includes changes in dollar value of foreign assets due to foreign currency translation and the fiscal 1994 Colombo yogurt acquisition.

             GENERAL MILLS, INC. AND SUBSIDIARIES
     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
         AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                         (in millions)

Column A             Column B     Column C      Column D       Column E      Column F
                                  Additions                     Other
                    Balance at    charged to                   changes        Balance
                    beginning     costs and    Retirements       add         at end of
Description         of period     expenses(a)     (b)         (deduct)(c)     period

Year ended
May 29, 1994:
 Buildings           $  366.7      $ 74.0        $  4.6        $(1.9)       $  434.2
 Equipment            1,013.2       223.8          71.0         (3.0)        1,163.0
     Total           $1,379.9      $297.8        $ 75.6        $(4.9)       $1,597.2

Year ended
May 30, 1993:
 Buildings           $  336.8      $ 64.1        $ 35.1        $  .9        $  366.7
 Equipment              923.9       206.7         120.6          3.2         1,013.2
     Total           $1,260.7      $270.8        $155.7        $ 4.1        $1,379.9

Year ended
May 31, 1992:
 Buildings           $  289.1      $ 54.4        $  7.0        $  .3        $  336.8
 Equipment              806.7       187.6          72.0          1.6           923.9
     Total           $1,095.8      $242.0        $ 79.0        $ 1.9        $1,260.7

Notes:
(a) See Note One (B) of Notes to Consolidated Financial Statements contained in the Registrant's 1994 Annual Report to Stockholders.
(b)  Accumulated depreciation removed due to retirement or sale.
     Fiscal 1993 includes accumulated depreciation related to assets contributed to Snack Ventures Europe.
(c) Changes in dollar value of foreign assets due to changes in foreign currency translation.

             GENERAL MILLS, INC. AND SUBSIDIARIES
       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                          (in millions)

     Column A             Column B     Column C     Column D      Column E
                                       Additions
                         Balance at    charged to   Deductions    Balance
                         beginning     costs and      from       at end of
Description              of period     expenses      reserves      period

Allowance for possible
losses on accounts
receivable:
Year ended May 29, 1994    $4.3         $  .8        $ .9 (a)      $4.4
                                                      (.2)(b)

    Total                  $4.3         $  .8        $ .7          $4.4

Year ended May 30, 1993    $6.4         $  .9        $2.5 (a)      $4.3
                                                       .5 (b)

    Total                  $6.4         $  .9        $3.0          $4.3

Year ended May 31, 1992    $6.0         $ 1.9        $1.6 (a)      $6.4
                                                      (.1)(b)

    Total                  $6.0         $ 1.9        $1.5          $6.4

Notes:
(a)   Bad debt write-offs.
(b)   Other adjustments and reclassifications.

             GENERAL MILLS, INC. AND SUBSIDIARIES
              SCHEDULE IX - SHORT-TERM BORROWINGS
                         (in millions)


     Column A               Column B      Column C     Column D      Column E      Column F
                                                       Maximum                     Weighted
                                          Weighted     amount                       daily
                            Balance at    average      outstanding   Average        average
                               end        interest      (at any      amount        interest
Category of short-term      of period     rate         month end)    outstanding*    rate
borrowings

Year ended May 29, 1994:
 Banks**                     $250.3         4.5%         $312.3       $172.4          3.8%
 U.S. commercial paper**       89.2         4.1           164.3        334.7          3.3
 Canadian commercial paper     83.3         5.7            91.7         77.0          4.3
 Other                         10.5         3.5            10.5           .4          3.5


Year ended May 30, 1993:
 Banks**                     $208.2         4.6%         $247.2       $206.9          4.3%
 U.S. commercial paper**       55.5         3.1            74.8        107.2          3.2
 Canadian commercial paper     75.9         5.0            82.8         78.9          6.1


Year ended May 31, 1992:
 Banks**                     $ 66.2         9.2%         $154.3       $106.6          6.1%
 U.S. commercial paper**         _           _               _          68.9          4.9
 Canadian commercial paper    103.1         6.9           112.9         67.6          8.0

* Determined by dividing total of daily balances outstanding by 364 days for fiscal 1994 and 1993, and 371 days for fiscal 1992, excluding any reclassifications.
**Short-term borrowings of $250.0 million, $200.0 million and
  $150.0 million were reclassified to long-term at May 29, 1994, May 30, 1993 and May 31, 1992, respectively, as the Company's revolving credit agreement (See Note Seven of Notes to Consolidated Financial Statements contained in the Registrant's 1994 Annual Report to Stockholders) provides the Company with the ability to refinance short-term borrowings. If the reclassifications had not been made, the maximum amount of bank debt outstanding would have been $312.3 million, $312.0 million and $194.4 million during the years ended May 29, 1994, May 30, 1993 and May 31, 1992, respectively, and the maximum amount of U.S. commercial paper outstanding would have been $381.2 million, $255.5 million and $131.5 million during the years ended May 29, 1994, May 30, 1993 and May 31, 1992, respectively.

             GENERAL MILLS, INC. AND SUBSIDIARIES
    SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                         (in millions)


                                                For the Fiscal Years Ended
                                        May 29, 1994   May 30, 1993   May 31, 1992

Maintenance and repairs                    $218.3         $205.4         $209.0
Depreciation and amortization
 of intangible assets, preoperating
 costs and similar deferrals                  *              *              *
Taxes, other than payroll and
income taxes                                  *              *              *
Royalties                                     *              *              *
Advertising media expenditures              409.5          395.4          426.8

*Less than 1% of total sales.

                                                   EXHIBIT 11
                      GENERAL MILLS, INC.
        STATEMENT OF DETERMINATION OF COMMON SHARES AND
                   COMMON SHARE EQUIVALENTS
                         (in millions)


                                       Weighted average number of
                                      common shares and common share
                                      equivalents assumed outstanding
                                        For the Fiscal Years Ended
                                May 29, 1994    May 30, 1993   May 31, 1992

Weighted average number of
 common shares outstanding,
 excluding common stock held
 in treasury (a)                   159.1           163.1          165.7

Common share equivalents
 resulting from the assumed
 exercise of certain stock
 options (b)                         2.4 *           3.3 *          3.3 *

Total common shares and common
share equivalents                  161.5           166.4          169.0

Notes:
(a) Beginning balance of common stock is adjusted for changes in the number of shares outstanding, weighted monthly by the elapsed portion of the period during which the shares were outstanding.
(b) Common share equivalents are computed by the "treasury stock" method. Share amounts represent the dilutive effect of outstanding stock options which have an option price below the average market price for the period concerned.
* Common share equivalents are not material. As a result, earnings per share have been computed using the weighted average of common shares outstanding of 159.1 million,
   163.1 million and 165.7 million for fiscal 1994, 1993 and 1992, respectively.

                                                   EXHIBIT 12

                      GENERAL MILLS, INC.
              RATIO OF EARNINGS TO FIXED CHARGES

                                        Fiscal Year Ended
                        May 29,    May 30,   May 31,    May 26,   May 27,
                         1994       1993      1992       1991      1990

Ratio of Earnings
to Fixed Charges         6.16       7.79      8.58       7.82      7.66

    For purposes of computing the ratio of earnings to fixed charges, earnings represent pretax income from continuing operations plus fixed charges (net of capitalized interest). Fixed charges represent interest (whether expensed or capitalized) and one-third (the proportion deemed representative of the interest factor) of rents of continuing operations.



                         EXHIBIT INDEX

     3.2   -  Copy of Registrant's By-Laws, as amended to date.
    10.1   -  Copy of Stock Option and Long-Term Incentive Plan of 1988,
              as amended to date.
    10.2   -  Copy of Stock Option and Long-Term Incentive Plan of 1984,
              as amended to date.
    10.5   -  Copy of Management Continuity Agreement, as amended to date.
    10.6   -  Copy of Supplemental Retirement Plan, as amended to date.
    10.9   -  Copy of Supplemental Savings Plan, as amended to date.
    10.13  -  Copy of Supplemental Benefits Trust Agreement dated February 9,
              1987, as amended and restated as of September 26, 1988.
    10.14  -  Copy of Supplemental Benefits Trust Agreement dated
              September 26, 1988.
    10.18  -  Copy of 1990 Salary Replacement Stock Option Plan, as amended to date.
    10.21  -  Copy of Stock Option and Long-Term Incentive Plan of 1993, as
              amended to date.
    11     -  Statement of Determination of Common Shares and Common Share
              Equivalents.
    12     -  Statement of Ratio of Earnings to Fixed Charges.
    13     -  1994 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the
              Commission).
    21     -  List of Subsidiaries of General Mills, Inc.
    23     -  Consent of KPMG Peat Marwick.