Form 10-Q
period 1994-08-28
GENERAL MILLS INC
filed 1994-10-11
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549
                                FORM 10-Q


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 1994

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of September 16, 1994, General Mills had 157,720,486 shares of its $.10 par value common stock outstanding (excluding 46,432,846 shares held in treasury).

                      Part I. FINANCIAL INFORMATION


Item 1. Financial Statements


                           GENERAL MILLS, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited) (In Millions, Except per Share Data)



                                       Thirteen Weeks Ended
                                      August 28,  August 29,
                                         1994       1993

Sales                                  $1,981.1   $2,089.8

Costs and Expenses:
 Cost of sales                          1,074.9    1,078.1
 Selling, general and administrative      556.5      640.5
 Depreciation and amortization             80.8       71.4
 Interest, net                             27.8       26.7
  Total Costs and Expenses              1,740.0    1,816.7

Earnings before Taxes                     241.1      273.1

Income Taxes                               90.3      107.5

Earnings from Operations                  150.8      165.6

Cumulative Effect to May 31, 1993 of
 Accounting Changes                           -         .2

Net Earnings                           $  150.8   $  165.8

Earnings per Share                     $    .95   $   1.04

Dividends per Share                    $    .47   $    .47

Average Number of Common Shares           158.1      159.9

See accompanying notes to consolidated condensed financial statements.

                           GENERAL MILLS, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Millions)

                                             (Unaudited) (Unaudited)
                                              August 28, August 29, May 29,
                                                1994       1993      1994
ASSETS
Current Assets:
 Cash and cash equivalents                    $    4.5  $  131.7  $     .2
 Receivables                                     346.8     421.7     309.7
 Inventories:
  Valued primarily at FIFO                       338.4     225.3     243.2
  Valued at LIFO (FIFO value exceeds LIFO by
    $54.4, $61.6 and $53.0, respectively)        351.4     275.5     245.1
 Prepaid expenses and other current assets       107.2      96.5     110.6
 Deferred income taxes                           188.8     151.9     220.4
    Total Current Assets                       1,337.1   1,302.6   1,129.2

Land, Buildings and Equipment, at Cost         4,785.1   4,347.6   4,689.8
 Less accumulated depreciation                (1,661.9) (1,431.0) (1,597.2)
    Net Land, Buildings and Equipment          3,123.2   2,916.6   3,092.6
Other Assets                                   1,065.9     720.0     976.5

Total Assets                                  $5,526.2  $4,939.2  $5,198.3

LIABILITIES AND EQUITY
Current Liabilities:
 Accounts payable                             $  653.0  $  666.0  $  650.4
 Current portion of long-term debt               125.1      72.2     115.2
 Notes payable                                   704.4     294.1     433.3
 Accrued taxes                                   216.8     250.1     178.3
 Other current liabilities                       399.9     360.5     454.9
    Total Current Liabilities                  2,099.2   1,642.9   1,832.1
Long-term Debt                                 1,397.2   1,453.9   1,417.2
Deferred Income Taxes                            320.8     240.3     297.4
Deferred Income Taxes - Tax Leases               189.9     198.2     189.8
Other Liabilities                                190.7     174.9     188.6
    Total Liabilities                          4,197.8   3,710.2   3,925.1

Common Stock Subject to Put Options               58.2         -     122.0

Stockholders' Equity:
 Cumulative preference stock, none issued              -        -        -
 Common stock, 204.2 shares issued               314.2     365.8     251.0
 Retained earnings                             2,534.9   2,375.7   2,457.9
 Less common stock in treasury, at cost,
  shares of 46.5, 45.0 and 45.7, respectively (1,383.5) (1,285.1) (1,334.4)
 Unearned compensation and other                (138.1)   (165.3)   (160.2)
 Cumulative foreign currency adjustment          (57.3)    (62.1)    (63.1)
    Total Stockholders' Equity                 1,270.2   1,229.0   1,151.2

Total Liabilities and Equity                  $5,526.2   $4,939.2 $5,198.3

See accompanying notes to consolidated condensed financial statements.

                           GENERAL MILLS, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Unaudited) (In Millions)

                                                  Thirteen Weeks Ended
                                                  August 28, August 29,
                                                     1994       1993

Cash Flows - Operating Activities:
 Net earnings                                      $150.8      $165.8
 Adjustments to reconcile earnings to cash flow:
   Depreciation and amortization                     80.8        71.4
   Deferred income taxes                             40.7        (4.8)
   Change in current assets and liabilities        (249.3)      (58.0)
   Other, net                                         7.9         5.6
 Cash provided by continuing operations              30.9       180.0
 Cash used by discontinued operations                (1.3)       (1.2)
   Net Cash Provided by Operating Activities         29.6       178.8

Cash Flows - Investment Activities:
 Purchases of land, buildings and equipment        (110.3)     (139.7)
 Investments in businesses, intangibles and
   affiliates, net                                   (6.4)       (8.4)
 Purchases of marketable investments                 (1.7)       (1.8)
 Proceeds from sale of marketable investments          .5         6.9
 Other, net                                         (36.9)        6.6
   Net Cash Used by Investment Activities          (154.8)     (136.4)

Cash Flows - Financing Activities:
 Increase (decrease) in notes payable               265.6       (43.0)
 Issuance of long-term debt                           1.7       200.7
 Payment of long-term debt                          (10.0)       (8.4)
 Common stock issued                                  5.6         8.0
 Purchases of common stock for treasury             (57.7)      (92.0)
 Dividends paid                                     (74.6)      (75.3)
 Other, net                                          (1.1)        (.7)
   Net Cash Provided (Used) by Financing Activities 129.5       (10.7)

Increase in Cash and Cash Equivalents              $  4.3       $31.7

See accompanying notes to consolidated condensed financial statements.

                           GENERAL MILLS, INC.
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 28, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 1995.

These statements should be read in conjunction with the financial statements and footnotes included in our annual report for the year ended May 29, 1994. The accounting policies used in preparing these financial statements are the same as those described in our annual report except for the change in accounting for marketable investments, as noted below.

(2) Marketable Investments

We adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during the first quarter. The standard requires accounting for investments at fair value instead of amortized cost for those securities that are not intended to be held to maturity. All of of our marketable investments are classified as available-for-sale and are now reported at fair value with the unrealized gain or loss, net of taxes, recorded in the "Unearned compensation and other" account, within Stockholders' Equity. The net unrealized gain as of August 28, 1994 was $21.5 million. There was no impact on net earnings.

(3) Statements of Cash Flows

During the quarter, we paid $10.1 million for interest (net of amount capitalized) and $7.2 million for income taxes.

(4) Stockholders' Equity and Put Options

During the quarter, we purchased 1.0 million shares of common stock for $57.7 million, primarily from the exercise of put options, previously sold in private placements.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Operations generated $149.2 million less cash in the first quarter of fiscal 1995 than in the prior period. The decrease in cash provided by operations is due to a higher rate of increase in working capital, primarily inventory. Inventory was affected by the oat situation described below and build-up in both Consumer Foods and Restaurants for anticipated second quarter needs.

Fiscal 1995 capital expenditures are estimated to be approximately $525 million. During the first three months, capital expenditures totaled $110.3 million. Our fixed asset investment has decreased from recent peak levels, which included adding cereal production capacity.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs. During September, the company replaced $125 million of notes payable with long-term debt.

In the first quarter of fiscal 1995, $57.7 million was paid for common stock for our treasury, primarily from the exercise of put options that were previously sold in private placements.

RESULTS OF OPERATIONS

Sales of $1,981.1 million in the first quarter declined 5 percent from the prior year, due primarily to the temporary disruption in cereal operations this past summer. Cereal operations have now been restored to normal. Consumer Foods' reported sales of $1,192.9 million, a decrease of 11 percent. Restaurant sales of $788.2 million grew 6 percent. First quarter earnings per share from operations decreased by 9 percent to $.95 compared to $1.04 last year.

In mid-June, the company suspended shipments of its oat-containing products when it learned that an independent contractor had improperly treated some of the company's raw oat supplies. Full production of these products from newly-secured raw materials and resumption of normal customer service did not commence until the latter half of July. As a result, first quarter cereal unit volume declined 21 percent from the prior year. While all costs associated with disposition of oat product inventories and related items were reflected in fiscal 1994 results, the impact of the shipment interruptions is reflected in first-quarter fiscal 1995 working capital levels, earnings and sales results. With trade inventories back at appropriate levels, normal marketing support was restored for September and for the balance of the year.

In the first quarter, Consumer Foods reported a decline in operating profits of 12 percent. Total domestic retail packaged foods unit volume declined 12 percent, due to the oat cereal problem and lower shipments of Betty Crocker snack foods related to promotional timing. Volume of Betty
Crocker Products excluding snacks grew 8 percent, with excellent gains from new main meal products and Creamy Chilled Desserts. Yogurt and Gorton's frozen seafoods showed volume gains of 28 percent and 15 percent, respectively, on the strength of new products and the addition of the Colombo yogurt line. Due to significant retail out-of-stocks during nearly half of the quarter, Big G's dollar share of the $9 billion U.S. ready-to-eat cereal market declined 5 points to 24 percent. Share of market for most of the company's other major product lines remained strong.
CPW, the company's worldwide cereal joint venture with Nestle, recorded a volume gain of 21 percent for the quarter. All of the company's food businesses not affected by the cereal problem reported operating profit gains for the quarter.

Restaurant operating profits were virtually flat versus the prior year, as profit gains by Red Lobster North America were offset by lower earnings at The Olive Garden and higher development expenses at the expanding China Coast concept. Red Lobster's total sales rose 4 percent with same store sales holding even with excellent prior-year performance, outpacing the casual dining industry segment. Sales for The Olive Garden rose 5 percent but same store sales declined 6 percent, continuing a trend that started early in calendar 1994. Actions taken during the quarter to improve the dining experience and strengthen marketing met with some success. These actions included a new seasonal menu emphasizing fresh new ingredients, flavors and recipes, and initial network advertising supporting a distinctive and attractively priced dinner combination. The promotional effort resulted in significantly improved customer traffic and cut the same store sales decline in August to only 2 percent. Further moves to refresh The Olive Garden are under way including actions to update the signature Hospitaliano! service and interior decor. China Coast opened 8 units during the quarter for a current total of 33 units.

During the quarter, the company adopted SFAS #115 ("Accounting for Certain Investments in Debt and Equity Securities") with no impact on net earnings.




                       PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        Exhibit 11  Statement of Computation of Earnings per Share.

        Exhibit 12  Statement of Ratio of Earnings to Fixed Charges.

   (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the first quarter of fiscal 1995.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              GENERAL MILLS, INC.
                                                  (Registrant)


Date October 7, 1994                    /s/ C. L. Whitehill
                                        C. L. Whitehill
                                        Senior Vice President,
                                        General Counsel and Secretary


Date October 7, 1994                    /s/ K. L. Thome
                                        K. L. Thome
                                        Senior Vice President,
                                        Financial Operations


                            Exhibit 11

                         GENERAL MILLS, INC.
                    COMPUTATION OF EARNINGS PER SHARE
                  (In Millions, Except per Share Data)


                                                  Thirteen Weeks Ended
                                                  August 28,  August 29,
                                                    1994        1993

Net Earnings                                       $150.8      $165.8



Computation of Shares:

 Weighted average number of shares outstanding,
  excluding shares held in treasury (a)             158.1       159.9

 Net shares resulting from the assumed exercise of
  certain stock options (b)                           1.8*        2.7*

 Shares potentially issuable under compensation plans  .1*          -*

 Total common shares and common share equivalents   160.0       162.6

Earnings per Share                                 $  .95     $  1.04




Notes to Exhibit 11:

(a) Computed as the weighted average of net shares outstanding on stock-exchange trading days.

(b) Common share equivalents are computed by the "treasury stock" method. This method first determines the number of shares issuable under stock options that had an option price below the average market price for the period, and then deducts the number of shares that could have been repurchased with the proceeds of options exercised.

 * Common share equivalents are not material. As a result, earnings per share have been computed using the weighted average number of shares outstanding of 158.1 million and 159.9 million for the first quarter of fiscal 1995 and 1994, respectively.


                             Exhibit 12

                   RATIO OF EARNINGS TO FIXED CHARGES





                 Thirteen Weeks Ended             Fiscal Year Ended
                 August 28, August 29 May 29, May 30, May 31, May 26, May 27,
                    1994      1993     1994    1993    1992    1991    1990
Ratio of Earnings
  to Fixed Charges  7.04      7.94     6.16    7.79    8.58    7.82    7.66



For purposes of computing the ratio of earnings to fixed charges, earnings represent pretax income from continuing operations plus fixed charges (net of capitalized interest). Fixed charges represent interest (whether expensed or capitalized) and one-third (the proportion deemed representative of the interest factor) of rents of continuing operations.