Form 10-Q
period 1994-11-27
GENERAL MILLS INC
filed 1995-01-09
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549
                                FORM 10-Q


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 1994

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of December 20, 1994, General Mills had 157,808,001 shares of its $.10 par value common stock outstanding (excluding
46,345,331 shares held in treasury).

                     Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                              GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (Unaudited) (In Millions, Except per Share Data)


                                Thirteen Weeks Ended        Twenty-Six Weeks Ended
                              November 27,  November 28,   November 27,  November 28,
                                 1994          1993           1994          1993


Sales                          $2,201.8      $2,182.2       $4,182.9      $4,272.0

Costs and Expenses:
 Cost of sales                  1,185.8       1,127.1        2,260.7       2,205.2
 Selling, general and
   administrative                 666.9         729.5        1,223.4       1,370.0
 Depreciation and amortization     79.0          72.5          159.8         143.9
 Interest, net                     31.5          23.4           59.3          50.1

    Total Costs and Expenses    1,963.2       1,952.5        3,703.2       3,769.2

Earnings before Taxes             238.6         229.7          479.7         502.8

Income Taxes                       89.4          89.0          179.7         196.5

Earnings from Operations          149.2         140.7          300.0         306.3

Cumulative Effect to May 31,
 1993 of Accounting Changes           -             -              -            .2

Net Earnings                   $  149.2      $  140.7       $  300.0      $  306.5

Earnings per Share             $    .95      $    .88       $   1.90      $   1.92

Dividends per Share            $    .47      $    .47       $    .94      $    .94

Average Number of Common
 Shares                           157.7         159.1          157.9         159.5


See accompanying notes to consolidated condensed financial statements.

                           GENERAL MILLS, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In Millions)

                                            (Unaudited)  (Unaudited)
                                            November 27, November 28,   May 29,
                                               1994         1993         1994
ASSETS
Current Assets:
 Cash and cash equivalents                   $    41.1    $    56.8   $     .2
 Receivables                                     426.2        391.4      309.7
 Inventories:
  Valued primarily at FIFO                       333.8        289.4      243.2
  Valued at LIFO (FIFO value exceeds LIFO by
    $55.7, $62.5 and $53.0, respectively)        315.5        264.2      245.1
 Prepaid expenses and other current assets       106.6         98.2      110.6
 Deferred income taxes                           152.0        149.3      220.4
    Total Current Assets                       1,375.2      1,249.3    1,129.2

Land, Buildings and Equipment, at Cost         4,895.2      4,455.6    4,689.8
 Less accumulated depreciation                (1,727.7)    (1,483.7)  (1,597.2)
    Net Land, Buildings and Equipment          3,167.5      2,971.9    3,092.6
Other Assets                                   1,092.3        774.8      976.5

Total Assets                                  $5,635.0     $4,996.0   $5,198.3

LIABILITIES AND EQUITY
Current Liabilities:
 Accounts payable                             $  617.8     $  698.1   $  650.4
 Current portion of long-term debt               122.8         72.1      115.2
 Notes payable                                   761.5        393.9      433.3
 Accrued taxes                                   142.8        160.2      178.3
 Other current liabilities                       382.8        349.4      454.9
    Total Current Liabilities                  2,027.7      1,673.7    1,832.1
Long-term Debt                                 1,488.2      1,414.8    1,417.2
Deferred Income Taxes                            335.8        243.1      297.4
Deferred Income Taxes - Tax Leases               184.9        193.9      189.8
Other Liabilities                                194.5        183.9      188.6
    Total Liabilities                          4,231.1      3,709.4    3,925.1

Common Stock Subject to Put Options               25.1         16.3      122.0

Stockholders' Equity:
 Cumulative preference stock, none issued            -           -          -
 Common stock, 204.2 shares issued               349.4        350.9      251.0
 Retained earnings                             2,610.2      2,442.3    2,457.9
 Less common stock in treasury, at cost,
  shares of 46.4, 45.1 and 45.7, respectively (1,381.7)    (1,294.4)  (1,334.4)
 Unearned compensation and other                (140.6)      (163.8)    (160.2)
 Cumulative foreign currency adjustment          (58.5)       (64.7)     (63.1)
    Total Stockholders' Equity                 1,378.8      1,270.3    1,151.2

Total Liabilities and Equity                  $5,635.0     $4,996.0   $5,198.3

See accompanying notes to consolidated condensed financial statements.

                           GENERAL MILLS, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Unaudited) (In Millions)


                                                   Twenty-Six Weeks Ended
                                                  November 27, November 28,
                                                     1994         1993

Cash Flows - Operating Activities:
 Net Earnings                                         $300.0       $306.5
 Adjustments to reconcile earnings to cash flow:
   Depreciation and amortization                       159.8        143.9
   Deferred income taxes                                94.2           .1
   Change in current assets and liabilities           (411.9)      (149.6)
   Other, net                                            8.5          8.4
 Cash provided by continuing operations                150.6        309.3
 Cash used by discontinued operations                   (2.5)        (2.7)
   Net Cash Provided by Operating Activities           148.1        306.6

Cash Flows - Investment Activities:
 Purchases of land, buildings and equipment           (241.8)      (273.4)
 Investments in businesses, intangibles and
   affiliates, net                                     (27.4)       (21.0)
 Purchases of marketable investments                    (3.4)       (46.1)
 Proceeds from sale of marketable investments            2.7         24.5
 Other, net                                            (36.1)         5.3
   Net Cash Used by Investment Activities             (306.0)      (310.7)

Cash Flows - Financing Activities:
 Increase in notes payable                             324.0         58.2
 Issuance of long-term debt                            130.5        202.4
 Payment of long-term debt                             (50.0)       (51.6)
 Common stock issued                                     7.8         10.5
 Purchases of common stock for treasury                (57.7)      (102.9)
 Dividends paid                                       (149.2)      (150.1)
 Other, net                                             (6.6)        (5.6)
   Net Cash Provided (Used) by Financing Activities    198.8        (39.1)

Increase (Decrease) in Cash and Cash Equivalents       $40.9       $(43.2)

See accompanying notes to consolidated condensed financial statements.


                         GENERAL MILLS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the twenty-six weeks ended November 27, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 1995.

These statements should be read in conjunction with the financial statements and footnotes included in our annual report for the year ended May 29, 1994. The accounting policies used in preparing these financial statements are the same as those described in our annual report except for the change in accounting for marketable investments, as noted below.

(2) Marketable Investments

We adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during the first quarter. The standard requires accounting for investments at fair value instead of amortized cost for those securities that are not intended to be held to maturity. All of of our marketable investments are classified as available-for-sale and are now reported at fair value with the unrealized gain or loss, net of taxes, recorded in the "Unearned compensation and other" account, within Stockholders' Equity. The net unrealized gain as of November 27, 1994 was $18.3 million. There was no impact on net earnings.

(3) Statements of Cash Flows

During the first six months of fiscal 1995, we paid $57.3 million for interest (net of amount capitalized) and $109.6 million for income taxes.

(4) Long-term Debt

During the first six months of fiscal 1995, we issued $125.0 million of debt under our medium-term note program with various maturities ranging from 2 to 12 years and various interest rates from 6.4% to 8.0%.

(5) Stockholders' Equity and Put Options

During the first six months, we purchased 1.0 million shares of common stock for $57.7 million, primarily from the exercise of put options, previously sold in private placements.

(6) Investments in Affiliates

During the first six months, we made additional capital contributions and advances of $25.6 million to Cereal Partners Worldwide.

(7)  Subsequent Event

On December 14, 1994, we announced plans to separate into two independent public corporations, one for Consumer Foods and one for Restaurants. General Mills, Inc. will be the Consumer Foods company. Plans are to spin off our Restaurant operations as a separate free-standing company to our shareholders. It is planned that General Mills' shareholders will receive one share in the Restaurant company for each share of General Mills common stock owned as of the record date for the distribution. It is expected that the two companies will become separate entities on approximately June 1, 1995, subject to final approval of the General Mills Board of Directors.

Beginning with our third-quarter financial statements, Restaurant operations will be presented as Discontinued Operations. Following are sales and operating profits for the twenty-six weeks ended on November 27, 1994:

                       Twenty-six weeks ended November 27, 1994
                    Consumer               Corporate
(In Millions)          Foods  Restaurants    Expense  Consolidated
Sales               $2,661.3     $1,521.6    $     -      $4,182.9
Operating Profits      458.5         87.4      (66.2)        479.7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Operations generated $158.5 million less cash in the first half of fiscal 1995 than in the prior period. This decrease in cash provided by operations as compared to last year was caused by a $262.3 million increase in the working capital change (principally, increased rates of cash absorption in inventory and payables), partially offset by a $103.6 million increase in cash from operations, after adjustment for non-cash charges.

Fiscal 1995 capital expenditures are estimated to be approximately $525 million, of which $350 million is attributable to Restaurants. During the first half, capital expenditures totaled $241.8 million, of which $178.4 million was expended by Restaurants. Our fixed-asset investment has decreased from recent peak levels, which included adding cereal production capacity.

Purchases of marketable investments made during fiscal 1994 to take advantage of interest rate spreads declined to minor amounts in fiscal 1995.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

In the first half of fiscal 1995, $125.0 million of debt was issued under our medium-term note program.

In the first half of fiscal 1995, $57.7 million was paid for common stock for our treasury, primarily from the exercise of put options that were previously sold in private placements.

RESULTS OF OPERATIONS

Second quarter sales of $2,201.8 million grew 1 percent from the prior year. Consumer Foods' sales of $1,468.4 million were down 3 percent for the quarter, reflecting a 2 percent decline in total domestic packaged foods unit volume and the lower average cereal prices. Restaurants sales of $733.4 million grew 9 percent. First half sales for Consumer Foods of $2,661.3 million declined 7 percent and Restaurants' sales grew 7 percent to $1,521.6 million.

Second quarter earnings from operations of $149.2 million ($.95 per share) were up 6 percent from $140.7 million ($.88 per share) reported last year. Cumulative earnings of $300.0 million ($1.90 per share) were down 2 percent from $306.5 million ($1.92 per share) reported for last years first half due to the temporary interruption in cereal shipments experienced in the first quarter. Excluding Big G cereals, first-half net earnings were 5 percent above the prior year.

Second-quarter Consumer Foods operating profits increased 8 percent, led by the improved profitability of Big G cereals. Reflecting strategic actions taken by Big G in the second half of last year, weighted-average cereal prices were 5 percent lower and unit volume was nearly even with last year's second quarter, but planned reductions in inefficient promotional spending and increasing productivity resulted in good profit improvement. Big G made steady progress throughout the quarter in rebuilding its share of the $9.2 billion U.S. ready-to-eat cereal market. For November, Big G's dollar market share was 26.8 percent, up from 24 percent in the first quarter. Second-quarter unit volume for the Cheerios brands was up 4 percent. Quarterly market shares for major categories excluding popcorn and grain snacks equaled or exceeded their 52-week levels. CPW, the company's worldwide cereal joint venture with Nestle, recorded a 21 percent volume gain for the quarter.

While total Restaurant operating profits were down 3 percent for the quarter, combined profits from Red Lobster and The Olive Garden were up more than 11 percent. Expenses related to the rapid rollout of China Coast accounted for the profit decline. Red Lobster's same-store sales increased 1 percent for the quarter due in part to the popular LOBSTERFEST promotion, and outpaced the casual dining industry. Same-store sales for The Olive Garden were up nearly 1 percent, following declines earlier in the year. The improving trend reflects the early success of efforts to enhance the dining experience and strengthen marketing. New unit openings included three new Red Lobsters, seven The Olive Garden restaurants and ten China Coast units, for a total of 1,189 units in operation in North America. In addition, The Olive Garden expanded its Cafe test concept, opening 2 new units in Texas and 1 in New York City that is part of the company's new restaurant in Times Square.

Interest expense increased by $8 million in the quarter, primarily due to increased working capital, higher interest rates, and previous borrowings associated with the company's share repurchase program. Average shares outstanding totaled 157.7 million in this year's second quarter, down from 159.1 million for the same period a year ago.

During the first quarter, the company adopted SFAS #115 ("Accounting for Certain Investments in Debt and Equity Securities") with no impact on net earnings.

As described in note 7 of Notes to Consolidated Condensed Financial Statements, the company has announced plans to separate into two independent public corporations, one for Consumer Foods and one for Restaurants. Plans are to spin off our Restaurant operations as a separate free-standing company to shareholders on or about June 1, 1995. The attached financial statements present the Restaurant operations on a fully-consolidated basis as part of continuing operations. Starting with the third-quarter's financial statements, the Restaurant operations will be presented as Discontinued Operations. For the twenty-six weeks ended November 27, 1994, the Restaurant operations accounted for approximately 36% of the Company's consolidated sales, and about 16% of operating profits before corporate expense.

                               PART II


Item 4. Submission of Matters to a Vote of Security Holders.

    (a) The Annual Meeting of Stockholders was held on September 19,
        1994.

    (b) All directors nominated were elected at the Annual Meeting.

    (c) For the election of directors, the results were as follows:


           H. Brewster Atwater   For          132,238,599
                                 Withheld       1,055,444

           Richard M. Bressler   For          132,369,809
                                 Withheld         924,234

           Livio D. DeSimone     For          132,414,710
                                 Withheld         879,333

           William T. Esrey      For          132,367,221
                                 Withheld         926,822

           Charles W. Gaillard   For          132,397,273
                                 Withheld         896,770

           Judith R. Hope        For          132,364,274
                                 Withheld         929,769

           Joe R. Lee            For          132,372,869
                                 Withheld         921,174

           Kenneth A. Macke      For          132,393,441
                                 Withheld         900,602

           George Putnam         For          132,381,999
                                 Withheld         912,044

           Michael D. Rose       For          132,395,473
                                 Withheld         898,570

           Stephen W. Sanger     For          132,387,441
                                 Withheld         906,602

           A. Michael Spence     For          132,359,966
                                 Withheld         934,077

           Dorothy A. Terrell    For          132,260,479
                                 Withheld       1,033,564

           Mark H. Willes        For          132,344,350
                                 Withheld         949,693

           C. Angus Wurtele      For          132,415,490
                                 Withheld         878,553

        On the ratification of the appointment of KPMG Peat Marwick LLP as auditors for fiscal 1995 the results were as follows:

                    For:   132,349,295
                Against:       391,095
                Abstain:       553,653

        On the proposal to adopt a Restated Certificate of Incorporation of General Mills, Inc., the results were as follows:

                    For:   120,499,314
                Against:     1,310,694
                Abstain:       909,451
        Broker Non-Vote:    10,574,584

        The stockholders' proposal requesting that the directors take action to adopt cumulative voting was rejected:

                    For:    23,842,590
                Against:    94,303,192
                Abstain:     1,792,708
        Broker Non-Vote:    13,355,553

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        Exhibit 11    Statement re Computation of Earnings per Share.

        Exhibit 12    Statement re Ratio of Earnings to Fixed Charges.

    (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the second quarter of fiscal 1995.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GENERAL MILLS, INC.
                                       (Registrant)


Date  January 9, 1995               /s/ S. S. Marshall
                                S. S. Marshall
                                Senior Vice President,
                                General Counsel and Secretary


Date  January 9, 1995               /s/ K. L. Thome
                                K. L. Thome
                                Senior Vice President,
                                Financial Operations



                               Exhibit 11

                          GENERAL MILLS, INC.
                    COMPUTATION OF EARNINGS PER SHARE
                  (In Millions, Except per Share Data)


                                                    Twenty-Six Weeks Ended
                                                  November 27,  November 28,
                                                     1994          1993

Net Earnings                                          $300.0        $306.5



Computation of Shares:

 Weighted average number of shares outstanding,
  excluding shares held in treasury (a)                157.9         159.5

 Net shares resulting from the assumed exercise of
  certain stock options (b)                              1.9*          2.6*

 Shares potentially issuable under compensation plans     .1*            -*

 Total common shares and common share equivalents      159.9         162.1

Earnings per Share                                     $1.90         $1.92



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

 * Common share equivalents are not material. As a result, earnings per share have been computed using the weighted average number of shares outstanding of 157.9 million and 159.5 million for the first six months of fiscal 1995 and 1994, respectively.


                                  Exhibit 12

                       RATIO OF EARNINGS TO FIXED CHARGES

                  Twenty-Six Weeks Ended             Fiscal Year Ended
                 November 27,November 28,   May 29,May 30,May 31,May 26,May 27,
                   1994         1993         1994   1993   1992   1991   1990

Ratio of Earnings
 to Fixed Charges  6.72         7.57         6.16   7.79   8.58   7.82   7.66


For purposes of computing the ratio of earnings to fixed charges, earnings represent pretax income from continuing operations plus fixed charges (net of capitalized interest). Fixed charges represent interest (whether expensed or capitalized) and one-third (the proportion deemed representative of the interest factor) of rents of continuing operations.