Form 10-Q
period 1995-02-26
GENERAL MILLS INC
filed 1995-04-11
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                                 FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 1995

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of March 20, 1995, General Mills had 158,104,264 shares of its
$.10 par value common stock outstanding (excluding 46,049,068 shares held in treasury).

                      Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                              GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited) (In Millions, Except per Share Data)


                             Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                          February 26, February 27, February 26, February 27,
                                1995       1994         1995       1994

Continuing Operations:

Sales                        $ 1,287.0    $1,346.5    $3,948.3   $4,201.7

Costs and Expenses:
 Cost of sales                   528.5       517.4     1,583.2    1,599.9
 Selling, general and
   administrative                516.2       587.9     1,577.6    1,813.4
 Depreciation and amortization    47.9        44.1       141.5      127.0
 Interest, net                    26.2        17.5        74.6       58.5
 Unusual expenses                139.6         -         139.6         -

    Total Costs and Expense    1,258.4     1,166.9     3,516.5    3,598.8

Earnings from Continuing
 Operations before Taxes          28.6       179.6       431.8      602.9

Income Taxes                       5.3        66.9       155.6      235.6

Earnings from Continuing
  Operations                      23.3       112.7       276.2      367.3

Discontinued Operations,
  net of Tax                     (17.9)       32.3        29.2       87.7

Cumulative Effect to May 31, 1993 of
 Continuing Operations Accounting
 Changes                             -           -           -       (3.5)

Net Earnings                    $  5.4     $ 145.0     $ 305.4    $ 451.5

Earnings per Share:
 Continuing Operations          $  .15     $   .71     $  1.75    $  2.31
 Discontinued Operations          (.12)        .20         .18        .54
 Accounting Changes                  -           -           -       (.02)

Net Earnings per Share          $  .03     $   .91     $  1.93    $  2.83

Dividends per Share             $  .47     $   .47     $  1.41    $  1.41

Average Number of Common Shares  157.9       159.0       157.9      159.3


See accompanying notes to consolidated condensed financial statements.

                            GENERAL MILLS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In Millions)

                                        (Unaudited)  (Unaudited)
                                        February 26, February 27, May 29,
                                           1995         1994       1994
ASSETS
Current Assets:
 Cash and cash equivalents                 $  25.0     $  63.0  $  26.5
 Receivables                                 370.7       411.2    283.6
 Inventories:
  Valued primarily at FIFO                   183.6       162.6    107.6
  Valued at LIFO (FIFO value exceeds LIFO by
    $57.1, $61.3 and $53.0, respectively)    293.1       283.9    245.1
 Prepaid expenses and other current assets    96.1        72.7     81.9
 Deferred income taxes                       142.1       146.8    198.1
    Total Current Assets                   1,110.6     1,140.2    942.8

Land, Buildings and Equipment, at Cost     2,639.1     2,531.7  2,573.8
 Less accumulated depreciation            (1,155.2)   (1,009.0)(1,045.5)
    Net Land, Buildings and Equipment      1,483.9     1,522.7  1,528.3
Net assets of Restaurant Operations        1,586.6     1,418.2  1,467.8
Other Assets                               1,010.2       788.6    894.0

Total Assets                              $5,191.3    $4,869.7 $4,832.9

LIABILITIES AND EQUITY
Current Liabilities:
 Accounts payable                          $ 444.3     $ 552.0  $ 534.2
 Current portion of long-term debt           125.3        72.5    115.1
 Notes payable                               729.0       473.4    433.3
 Accrued taxes                                48.2       170.0    147.4
 Other current liabilities                   407.5       349.4    336.4
    Total Current Liabilities              1,754.3     1,617.3  1,566.4
Long-term Debt                             1,482.9     1,422.3  1,413.3
Deferred Income Taxes                        251.3       199.3    211.5
Deferred Income Taxes - Tax Leases           177.0       191.8    189.8
Other Liabilities                            172.7       173.7    178.7
    Total Liabilities                      3,838.2     3,604.4  3,559.7

Common Stock Subject to Put Options           20.0        98.9    122.0

Stockholders' Equity:
 Cumulative preference stock, none issued        -           -        -
 Common stock, 204.2 shares issued           357.6       273.9    251.0
 Retained earnings                         2,542.0     2,438.2  2,457.9
 Less common stock in treasury, at cost,
  shares of 46.1, 45.4 and 45.7,
  respectively                            (1,375.1)   (1,319.5)(1,334.4)
 Unearned compensation and other            (135.4)     (161.8)  (160.2)
 Cumulative foreign currency adjustment      (56.0)      (64.4)   (63.1)
    Total Stockholders' Equity             1,333.1     1,166.4  1,151.2

Total Liabilities and Equity              $5,191.3    $4,869.7 $4,832.9

See accompanying notes to consolidated condensed financial statements.

                            GENERAL MILLS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited) (In Millions)


                                                 Thirty-Nine Weeks Ended
                                               February 26,   February 27,
                                                   1995           1994

Cash Flows - Operating Activities:
 Earnings from continuing operations               $276.2        $363.8
 Adjustments to reconcile earnings to cash flow:
   Depreciation and amortization                    141.5         127.0
   Deferred income taxes                             85.2          19.4
   Change in current assets and liabilities, net of
     effects from business acquired                (461.9)       (186.7)
   Unusual expenses                                 139.6             -
   Other, net                                        (9.7)          7.5
     Cash provided by continuing operations         170.9         331.0
 Restaurants and other discontinued operations      178.9         187.7
     Net Cash Provided by Operating Activities      349.8         518.7

Cash Flows - Investment Activities:
 Purchases of land, buildings and equipment        (106.3)       (161.1)
 Investments in businesses, intangibles and
   affiliates, net                                  (35.0)       (119.3)
 Purchases of marketable investments                (19.6)        (50.8)
 Proceeds from sale of marketable investments        16.4          32.1
 Other, net                                         (17.6)          2.5
 Restaurant investment activities, net             (287.0)       (252.6)
   Net Cash Used by Investment Activities          (449.1)       (549.2)

Cash Flows - Financing Activities:
 Increase in notes payable                          288.3         138.7
 Issuance of long-term debt                         133.1         219.1
 Payment of long-term debt                          (51.0)        (58.5)
 Common stock issued                                 17.8          14.5
 Purchases of common stock for treasury             (57.7)       (127.8)
 Dividends paid                                    (223.5)       (224.8)
 Other, net                                          (9.2)         (4.4)
   Net Cash Provided (Used) by Financing Activities  97.8         (43.2)

Decrease in Cash and Cash Equivalents             $  (1.5)      $ (73.7)

See accompanying notes to consolidated condensed financial statements.

                         GENERAL MILLS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirty-nine weeks ended February 26, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 1995.

These statements should be read in conjunction with the financial statements and footnotes included in our annual report for the year ended May 29, 1994. The accounting policies used in preparing these financial statements are the same as those described in our annual report except for the change in accounting for marketable investments, as discussed in note
(4) below.

(2)  Discontinued Operations

During the third quarter, we announced plans to separate into two independent public corporations, one for Consumer Foods and one for Restaurants. General Mills, Inc. will be the Consumer Foods company.
Plans are to spin off our Restaurant operations as a separate free-standing company to our shareholders. It is planned that General Mills' shareholders will receive one share of common stock in the Restaurant company, to be known as Darden Restaurants, Inc., for each share of General Mills common stock owned as of the record date for the distribution. It is expected that the two companies will become separate entities on approximately June 1, 1995, subject to final approval of the General Mills Board of Directors. Restaurants are now presented as Discontinued Operations for all periods presented.

Discontinued Operations, net of tax, and Restaurants' net sales are summarized as follows (in millions):

                            Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                             Feb. 26   Feb. 27      Feb. 26     Feb. 27
                               1995      1994         1995        1994

Restaurant operations        $ 31.8    $ 32.3     $   78.9    $   84.0
Restaurant restructuring      (42.0)        -        (42.0)          -
Restaurant accounting changes     -         -            -         3.7
Spin-off costs                 (7.7)        -         (7.7)          -

  Discontinued Operations    $(17.9)   $ 32.3     $   29.2    $   87.7

Restaurant net sales         $803.4    $754.9     $2,325.0    $2,171.7

Restaurant operations comprise ongoing operations exclusive of unusual items. The restructuring charge is the net cost of restaurant closings in the U.S. and Canada. The accounting changes are the net cumulative effect to May 31, 1993 of Restaurants' adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Spin-off costs include expenses associated with the separation into two companies and distribution of shares of Darden Restaurants, Inc. "Net assets of Restaurant Operations" is classified as a noncurrent asset because it is principally composed of land, buildings and equipment.


(3)  Unusual Items

In the third quarter, we recorded restructuring charges related to shutting down and scaling back production systems at four food manufacturing locations. The charges primarily included asset writeoffs, costs to dispose of assets and severance costs. These charges totalled $139.6 million pretax, $82.8 million after tax ($.52 per share).

(4)  Marketable Investments

We adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during the first quarter. The standard requires accounting for investments at fair value instead of amortized cost for those securities that are not intended to be held to maturity. All of our marketable investments are classified as available-for-sale and are now reported at fair value with the unrealized gain or loss, net of taxes, recorded in the "Unearned compensation and other" account, within Stockholders' Equity. The net unrealized gain as of February 26, 1995, was $21.3 million. There was no impact on net earnings.

(5)  Statements of Cash Flows

During the first nine months of fiscal 1995, we paid $76.3 million for interest (net of amount capitalized) on a consolidated basis, including our discontinued operations. For the same period for Statement of Earnings purposes, we allocated $16.7 million, net of $3.0 million capitalized, to our discontinued operations.

Also for the same period, we paid $162.6 million (consolidated) for income taxes. For Statement of Earnings purposes, our discontinued operations income tax expense for the nine months was $7.8 million.

(6)  Long-term Debt

During the first nine months of fiscal 1995, we issued $125.0 million of debt under our medium-term note program with various maturities ranging from 2 to 12 years and various interest rates from 6.4% to 8.0%.

(7)  Stockholders' Equity and Put Options

During the first nine months, we purchased 1.0 million shares of common stock for $57.7 million, primarily from the exercise of put options, previously sold in private placements.

(8)  Investments in Affiliates

During the first nine months, we made additional capital contributions and advances of $38.5 million to Cereal Partners Worldwide.

(9) Subsequent Event

On March 1, 1995, we signed a letter of intent for the sale of Gorton's to Unilever United States, Inc., New York City, in a cash transaction. Gorton's, a General Mills division headquartered in Gloucester, Mass., is a leading marketer of frozen and canned seafood products to the grocery and foodservice markets in the United States and Canada.

The transaction is expected to be completed by fiscal year-end, subject to completion of the purchaser's due diligence investigation, government approvals and signing of a definitive contract.

Beginning with our fourth quarter financial statements, Gorton's will be presented as Discontinued Operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

Continuing operations generated $160.1 million less cash in the first nine months of fiscal 1995 than in the prior period. This decrease in cash provided by operations as compared to last year was caused by a $275.2 million increase in the working capital change (principally, increased rates of cash absorption in inventories and liabilities), partially offset by a $115.1 million increase in cash from operations, after adjustment for non-cash charges.

Fiscal 1995 capital expenditures for continuing operations are estimated to be $160 million or less. During the first nine months, capital expenditures totaled $106.3 million. Our fixed-asset investment has decreased from recent peak levels, which included adding cereal production capacity. The investment activities of Discontinued Operations are principally capital expenditures by Restaurants.

Purchases of marketable investments made during fiscal 1994 to take advantage of interest rate spreads declined to lesser amounts in fiscal 1995.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

In the first nine months of fiscal 1995, $125.0 million of debt was issued under our medium-term note program.

In the first nine months of fiscal 1995, $57.7 million was paid for common stock for our treasury, primarily from the exercise of put options that were previously sold in private placements.

As a result of the planned spinoff of the Restaurant operations, General Mills expects certain changes in its liquidity and financing needs. Prior to the spinoff, the Restaurant subsidiary will borrow funds, which will enable it to remit approximately $350 million to General
Mills. This will enable General Mills to reduce Notes Payable and establish the initial capital structure of each company as of the time of distribution.

RESULTS OF OPERATIONS

During December 1994, the company announced plans to separate into two independent public corporations, one for Consumer Foods, and one for Restaurants. The existing company (General Mills, Inc.) will be the Consumer Foods company. It is expected that shares of the Restaurant company (Darden Restaurants, Inc.) will be distributed to shareholders approximately June 1, 1995.

Therefore, this quarter is the first time that the Restaurant operations are presented as a component of Discontinued Operations. Prior periods have been restated to present Restaurant operations in the Discontinued Operations category.

The Discontinued Operations category includes (1) the results of Restaurant operations, (2) Restaurants' restructuring charges, (3) the costs of the spinoff, and (4) for fiscal 1994 only, the Discontinued Operations' share of accounting changes. These components are discussed in more detail below, and in Note 2 of Notes to the Financial Statements.

For the 13 weeks ended Feb. 26, 1995, combined Consumer Food and Restaurant earnings before restructuring charges were 87 cents per share, down 4 percent from last year. Through nine months, combined earnings before restructuring charges totaled $2.77 per share compared to $2.83 in the previous year. After restructuring and discontinued operations charges, third-quarter and cumulative 1995 net earnings were 3 cents per share and $1.93 per share, respectively.

During the first quarter, the company adopted SFAS #115 ("Accounting for Certain Investments in Debt and Equity Securities") with no impact on net earnings.

CONSUMER FOODS (CONTINUING OPERATIONS)

Third quarter sales for Consumer Foods of $1,287.0 million declined 4 percent from the prior year due to unit volume decline and Big G cereals' lower selling prices. Year-to-date sales for Consumer
Foods of $3,948.3 million were down 6 percent.

Third quarter earnings from Consumer Foods totaled $106.1 million ($.67 per share), before restructuring charges of $82.8 million ($.52 per share). Prior-year third-quarter earnings from Consumer Foods were $112.7 million ($.71 per share), with no restructuring charges. Cumulative earnings from the nine months from Consumer Foods totaled $359.0 million ($2.27 per share) before the third-quarter restructuring charges. Prior-year nine months earnings from Consumer Foods were $367.3 million ($2.31 per share). Third-quarter profit results reflected lower shipments of domestic snack products, as well as the impact of trade-promotion changes implemented in January in most of the company's non-cereal U.S. dry grocery businesses. These promotion changes result in one-time trade inventory reductions. Third-quarter domestic retail package food unit volume was down 3 percent.

In the United States, Betty Crocker main meal and side dish mixes, Yoplait and Colombo yogurts and Foodservice lines recorded volume gains. Big G cereal unit volume was 2 percent below the heavily promoted levels achieved in last year's quarter, but profits were higher. The company continued to make progress in rebuilding its cereal market share. In February, Big G's pound share exceeded 23 percent, the highest monthly level of this fiscal year.

Outside the United States, unit volume for Canadian food operations increased 10 percent for the quarter. The Snack Ventures Europe joint venture with PepsiCo Foods International continued to achieve good results, with volume for the quarter up about 10 percent. In addition, the company's CPW cereal joint venture with Nestle reported a 23-percent volume gain for the period.

Quarterly interest expense increased by $8.7 million compared to last year, primarily due to increased working capital, higher interest rates, and previous borrowings associated with the company's share repurchase program.

Consumer Foods restructuring charges of $82.8 million, or 52 cents per share, primarily related to shutting down and scaling back production systems at four food manufacturing locations. Manufacturing capacity after these changes should support expected volume growth over the next several years.

The third-quarter income tax rate for continuing operations decreased from 37.2% last year to 18.5% this year. The accumulated nine months' rate decreased from 39.1% to 36.0%. The decreases were principally caused by the incremental tax benefits on the $139.6 million (pretax) restructuring charges being recorded in the third quarter's results.


DISCONTINUED OPERATIONS

Discontinued Operations consist primarily of the Restaurant operations plus restructuring charges. Discontinued Operations also includes expected spinoff expenses.

Third-quarter earnings from the discontinued Restaurant operations totaled 20 cents per share before restructuring charges, even with last year's results, despite various operating actions taken to enhance future growth. Restaurants sales grew 6 percent in the quarter to $803.4 million.

Red Lobster continued to perform well, with same-store sales even with and earnings exceeding last year's third-quarter results. Following success in test markets, Red Lobster in mid-January introduced a new menu in two-thirds of the country that offers 15 entrees priced under $10. Extensive testing shows this menu approach briefly diminishes same-store sales and profits, but results in higher sales and profits within six months after implementation.

At The Olive Garden, recent improvements in food offerings and increased marketing support resulted in customer traffic gains and a 2-percent increase in same-store sales. However, the combined effect of the many menu changes temporarily reduced operating efficiency, and profits declined versus last year's third quarter. China Coast continued to focus on operational execution and showed improved weekly sales trends, but development costs were significantly above the prior year. At the end of the quarter, there were 694 Red Lobster, 477 The Olive Garden, and 50 China Coast units in operation in North America.

Restaurant restructuring charges totaled $42.0 million, or 27 cents per share. These charges primarily related to 35 selected unit closings, principally The Olive Garden units in California and Canada.

Through nine months, Restaurant earnings before restructuring charges totaled 50 cents per share, compared to 52 cents per share a year earlier.

Third-quarter results for discontinued operations also include costs related to the separation of the two companies, which totaled $7.7 million, or 5 cents per share.

During March we signed a letter of intent to sell our Gorton's seafood operation. The sale is expected to be completed in the fourth quarter. Gorton's operating results will be reclassified into Discontinued Operations, beginning with fourth-quarter and fiscal year-end reporting.

FISCAL 1995 OUTLOOK

The company expects general operating trends experienced in the third quarter to continue during the fourth quarter for both continuing and discontinued operations. Planned fourth-quarter restructuring and operating actions are expected to include the gain on the sale of Gorton's seafood business, restructuring of General Mills' Red Lobster joint venture in Japan, and other actions designed to accelerate future growth, in addition to those already taken in the third quarter. As a result, the company expects fiscal 1995 reported net results, for both the entire company as well as continuing operations alone, will be below the prior year.


                    PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        Exhibit 10(a) Standstill Agreement with CPC International Inc. dated October 17, 1994.

        Exhibit 10(b)  Addendum No. 3 to the Protocol of
                       Cereal Partners Worldwide.

        Exhibit 11     Statement re Computation of Earnings per Share.

        Exhibit 12     Statement re Ratio of Earnings to Fixed Charges.

        Exhibit 27     Financial Data Schedule.

   (b)  Reports on Form 8-K

        On December 16, 1994, the Company filed a report on Form 8-K consisting of the press release that described the planned separation of its Consumer Foods and Restaurant businesses into two independent public companies.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GENERAL MILLS, INC.
                                               (Registrant)


Date April 7, 1995                     /s/ S. S. Marshall
                                     S. S. Marshall
                                     Senior Vice President,
                                     General Counsel and Secretary


Date April 7, 1995                     /s/ K. L.Thome
                                     K. L. Thome
                                     Senior Vice President,
                                     Financial Operations



                          Exhibit 11


                      GENERAL MILLS, INC.
               COMPUTATION OF EARNINGS PER SHARE
             (In Millions, Except per Share Data)



                                                 Thirty-Nine Weeks Ended
                                                February 26,  February 27,
                                                   1995          1994

Net Earnings                                      $305.4        $451.5



Computation of Shares:

 Weighted average number of shares outstanding,
  excluding shares held in treasury (a)            157.9         159.3

 Net shares resulting from the assumed exercise of
  certain stock options (b)                          2.0*          2.5*

 Total common shares and common share equivalents  159.9         161.8

Earnings per Share                                 $1.93         $2.83


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

 * Common share equivalents are not material. As a result, earnings per share have been computed using the weighted average number of shares outstanding of 157.9 million and
    159.3 million for the first nine months of fiscal 1995 and 1994, respectively.


                             Exhibit 12

               RATIO OF EARNINGS TO FIXED CHARGES



                  Thirty-Nine Weeks Ended           Fiscal Year Ended
                  Feb. 26, Feb. 27,    May 29, May 30, May 31, May 26, May 27,
                    1995       1994      1994    1993   1992    1991    1990

Ratio of Earnings
  to Fixed Charges  5.48       8.32      6.12    8.43   8.97    7.68    7.33


For purposes of computing the ratio of earnings to fixed charges, earnings represent pretax income from continuing operations plus fixed charges (net of capitalized interest). Fixed charges represent interest (whether expensed or capitalized) and one-third (the proportion deemed representative of the interest factor) of rents of continuing operations.