Form 10-K
period 1995-05-28
GENERAL MILLS INC
filed 1995-08-16
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended May 28, 1995
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

   Securities registered pursuant to Section 12(b) of the Act:
                                    Name of each exchange
        Title of each class          on which registered
    Common Stock, $.10 par value   New York Stock Exchange
                                    Chicago Stock Exchange

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

      Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $52.375 per share as reported on the New York Stock Exchange on July 20, 1995: $8,297.9 million.

      Number of shares of Common Stock outstanding as of July 20,
1995:   158,433,123  (excluding 45,720,209  shares  held  in  the
treasury).

               DOCUMENTS INCORPORATED BY REFERENCE
    Portions of Registrant's Proxy Statement dated August 14, 1995 are incorporated by reference into Part III, and portions of
         Registrant's 1995 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV.


                           PART I

Item 1.   Business.
   General Mills, Inc. was incorporated in Delaware in 1928. The Company is engaged in the manufacture and marketing of consumer foods products. The terms "General Mills," "Company" and "Registrant" mean General Mills, Inc. and its subsidiaries unless the context indicates otherwise.

   On  May 18, 1995, the Company sold its Gorton's division.
Gorton's is a leading marketer of frozen and canned seafood products to the grocery and food service markets in the United States and Canada.

   On May 28, 1995, the Company made a tax-free, pro rata distribution of the shares of Darden Restaurants, Inc., a newly established subsidiary containing the Company's restaurant business, to the stockholders of General Mills, Inc. The divested restaurant business includes Red Lobster full-service seafood restaurants in the United States and Canada, The Olive Garden full-service Italian restaurants in the United States and Canada, and China Coast, a new Chinese restaurant concept. As a result of the sale of Gorton's and the distribution of Darden, the Company's consolidated financial statements for fiscal 1995 treat Gorton's and the Restaurant business as discontinued operations, and prior years' consolidated financial statements have been restated accordingly. See Note Two to Consolidated Financial Statements appearing on page 20 in the Company's 1995 Annual Report to Stockholders, incorporated herein by reference.

   The Company is a leading producer of packaged consumer foods and markets its packaged food products primarily
through   its   own   sales  organizations,   supported   by
advertising and other promotional activities. Such products are primarily distributed directly to retail food chains, co-operatives, membership stores and wholesalers. Certain food products, such as yogurt and some food service products, are sold through distributors and brokers.

   The packaged consumer foods market is highly competitive, with numerous competitors of varying sizes. The principal methods of competition include product quality, advertising, promotion and price. In most of its consumer foods lines, described below, General Mills competes not only with other widely advertised branded products, but also with generic products and private label products, which are generally distributed at lower prices.

   Cereals. General Mills produces and sells a number of ready-to-eat cereals, including such brands as: CHEERIOS, HONEY NUT CHEERIOS, APPLE CINNAMON CHEERIOS, MULTI-GRAIN CHEERIOS, WHEATIES, WHEATIES HONEY GOLD, LUCKY CHARMS, CORN TOTAL, WHEAT TOTAL, TRIX, GOLDEN GRAHAMS, KIX, BERRY BERRY KIX, FIBER ONE, COCOA PUFFS, CRISPY WHEATS 'N RAISINS, CINNAMON TOAST CRUNCH, CLUSTERS, RAISIN NUT BRAN, TOTAL RAISIN BRAN, OATMEAL CRISP, TRIPLES and BASIC 4. In fiscal 1995, the Company introduced REESE'S PEANUT BUTTER PUFFS and SUN CRUNCHERS.

   Desserts, Flour and Baking Mixes. General Mills makes and sells a line of dessert mixes under the BETTY CROCKER trademark, including SUPERMOIST layer cakes, CREAMY DELUXE and WHIPPED DELUXE ready-to-spread frostings, SUPREME BROWNIE MIX, SUPREME DESSERT BARS, muffin mixes, CREAMY
CHILLED DESSERTS and a new line, SWEET REWARDS fat-free snack cake mixes. The Company markets a variety of baking mixes under the BISQUICK trademark, sells pouch mixes under the GOLD MEDAL name and produces family flour under the GOLD MEDAL brand, introduced in 1880, and regional brands such as LA PINA, ROBIN HOOD and RED BAND. The Company also engages in grain merchandising, produces ingredient flour for internal requirements and sells flour to bakery, foodservice and manufacturing markets.

    Dinner and Side Dish Products. General Mills manufactures a line of BETTY CROCKER dry packaged dinner mixes under the HAMBURGER HELPER, TUNA HELPER, and SKILLET CHICKEN HELPER trademarks, and in June, 1995 introduced
DINNER SENSATIONS, a high value-added packaged dinner product. Also under the BETTY CROCKER trademark, the Company sells POTATO BUDS instant mashed potatoes, POTATO SHAKERS flavorings and other potato and pasta specialty mixes, such as SUDDENLY SALAD and BETTY CROCKER au gratin and scalloped potatoes. The Company also sells BAC*O'S garnish and salad topping.

  Snack Products and Beverages. General Mills markets POP SECRET and HBO microwave popcorn; a line of grain snacks including NATURE VALLEY GRANOLA BARS, DUNKAROOS, and a new lowfat chewy granola bar; a line of fruit snacks including FRUIT ROLL-UPS, FRUIT BY THE FOOT, GUSHERS, FRUIT STRING THING, BUGS BUNNY and TASMANIAN DEVIL; a line of fat-free snack bars under the name SWEET REWARDS and a savory snack marketed under the name BUGLES. The Company also produces and sells a line of single-serving fruit juice drinks marketed under the SQUEEZIT trademark and SQUEEZIT 100, a 100% juice beverage.

   Yogurt Products. Yoplait USA manufactures and sells a line of yogurt, including YOPLAIT ORIGINAL, YOPLAIT LIGHT, CUSTARD STYLE, LIGHT CUSTARD STYLE, FAT FREE FRUIT ON THE BOTTOM, TRIX, a layered yogurt for children, YOPLAIT FRUIT ROLL-UPS, a children's yogurt with a soft core of fruit, YOPLAIT CRUNCH 'N YOGURT and YOPLAIT LIGHT CRUNCH 'N YOGURT, a lowfat yogurt with an overcap of crunchy toppings. Yoplait USA also markets soft frozen yogurt in food service channels and hardpack frozen yogurt and novelties under a licensing arrangement. The Colombo yogurt business, acquired in December 1993, manufactures and sells a variety of refrigerated cup yogurt, soft frozen yogurt, and superpremium hardpack frozen yogurt products under the COLOMBO brand name.

   International Food Operations. General Mills Canada, Inc. manufactures and sells food products in Canada, including BIG G ready-to-eat cereals, BETTY CROCKER dessert, baking and packaged dinner mixes and snacks. The Company also has an interest in a Latin American flour milling and food operation, licenses food products for manufacture in Europe and the Asia/Pacific region, and exports flour and packaged products throughout the world.

    International Dessert Partners L.L.C. ("IDP"), the Company's joint venture with CPC International Inc., will manufacture and sell baking mixes and desserts in Latin America under a joint venture agreement executed in December 1994. The Company has a 50% equity interest in IDP. See Note Four to Consolidated Financial Statements appearing on page 21 of the Company's 1995 Annual Report to Stockholders, incorporated herein by reference.

   Cereal Partners Worldwide ("CPW"), the Company's joint venture with Nestle, S.A. through various entities, competes in more than 40 countries and republics, including, most recently, Poland and Hong Kong. The following products under the umbrella NESTLE trademark were marketed in fiscal 1995: TRIO, CLUSTERS, NESQUICK, MULTI-CHEERIOS, HONEY NUT CHEERIOS, GOLDEN GRAHAMS, CINI MINIS, CHOCAPIC, TRIX, SHREDDED WHEAT, SHREDDIES, COUNTRY CORN FLAKES, APPLE PUFFS, HONEY STARS and KOKO KRUNCH. The Company has a 50% equity interest in CPW. See Note Four to Consolidated Financial Statements appearing on page 21 of the Company's 1995 Annual Report to Stockholders, incorporated herein by reference.

  Snack Ventures Europe ("SVE"), the Company's joint venture with PepsiCo, Inc., manufactures and sells snack foods in Holland, France, Belgium, Spain, Portugal, Greece, and Italy, and late in fiscal 1995 began expansion into Estonia, Hungary, Russia and Slovakia. The Company has a 40.5% equity interest in SVE. See Note Four to Consolidated Financial Statements appearing on page 21 of the Company's 1995 Annual Report to Stockholders, incorporated herein by reference.

   Foodservice. The Foodservice division markets General Mills branded baking mixes, cereals, snacks and custom products to the commercial and non-commercial sectors, including airlines, schools, restaurants and food management companies.


General
   Trademarks  and  Patents.   The  Company's  products  are
marketed and businesses operated under trademarks and service marks owned by or licensed to the Company.
Trademarks and service marks are vital to the Company's business. The most significant trademarks and service marks of the Company are contained in the business segment discussions above.

   The Company considers that, taken as a whole, the rights under its various patents, which expire from time to time, are a valuable asset, but the Company does not believe that its businesses are materially dependent upon any single patent or group of related patents. Outside its joint venture activities, the Company's activities under licenses or other franchises or concessions are not material.

   Raw Materials and Supplies. The principal raw materials used by General Mills are cereal grains, sugar, fruits, other agricultural products, vegetable oils, and plastic and paper for packaging materials. Although General Mills has some long-term contracts, the bulk of such raw materials are purchased on the open market. Although prices of most raw materials will probably increase over the long term, General Mills believes that it will be able to obtain an adequate supply of such raw materials. Occasionally and where possible, General Mills makes advance purchases of commodities significant to its business in order to ensure continuity of operations. The Company's objective is to procure ingredients meeting both the Company's quality standards and its production needs at the lowest total costs to the Company. The Company's strategy is to buy these ingredients at price levels which allow a targeted profit margin. Since ingredients generally represent the largest variable cost in manufacturing the Company's products, to the extent possible, the Company hedges the risk associated with adverse price movements of grains and vegetable oils using exchange-traded futures and options and forward cash contracts. These tools enable the Company to manage the related commodity price risk over periods of time that exceed the period of time in which the physical commodity is available. Sugar is not hedged since there is no viable derivative market that meets the Company's needs. Accordingly, the Company uses hedging to mitigate the risks associated with adverse price movements and not to speculate in the marketplace. See also Note Seven to Consolidated Financial Statements appearing on page 22 of the Company's 1995 Annual Report to Stockholders, incorporated herein by reference.

   Capital Expenditures. During the three fiscal years ended May 28, 1995, General Mills expended $687 million for capital expenditures, not including the cost of acquired companies. The Company expects to spend approximately $170 million for such purposes in fiscal 1996.

    Research and Development. The main research and development facilities are located at the James Ford Bell Technical Center in Golden Valley (suburban Minneapolis), Minnesota. With a staff of approximately 750, the Center is responsible for most of the food research for the Company. Approximately one-half of the staff hold degrees in various chemical, biological and engineering sciences. Research and development expenditures (all Company-sponsored) amounted to $59.8 million in fiscal 1995, $59.1 million in fiscal 1994 and $55.7 million in fiscal 1993. General Mills' research and development resources are focused on new product development, product improvement, process design and improvement, packaging and exploratory research in new business areas.

    Employees.    At  May  28,  1995,  General   Mills   had
approximately 9,900 employees.

   Environmental Matters. As of June 30, 1995, the Company has received notices advising it that there have been releases or threatened releases of hazardous substances or wastes at 11 sites, and alleging that the Company is potentially responsible for cleaning up those sites and/or paying certain costs in connection with those sites. These matters involve several different procedural contexts, including litigation initiated by governmental authorities and/or private parties, administrative proceedings commenced by regulatory agencies, and demand letters issued by regulatory agencies and/or private parties. The Company recognizes that its potential exposure with respect to any of these sites may be joint and several, but has concluded that its probable aggregate exposure is not material. This conclusion is based upon, among other things, the Company's payments and/or accruals with respect to each site; the number, ranking, and financial strength of other potentially responsible parties identified at each of the sites; the status of the proceedings, including various settlement agreements, consent decrees or court orders; allocations of volumetric waste contributions and allocations of relative responsibility among potentially responsible parties developed by regulatory agencies and by private parties; remediation cost estimates prepared by governmental authorities or private technical consultants; and the Company's historical experience in negotiating and settling disputes with respect to similar sites.

   Based on current facts and circumstances, General Mills believes that neither the results of these proceedings nor its compliance in general with environmental laws or regulations will have a material effect upon the capital expenditures, earnings or competitive position of the Company.

   Segment Information. Reporting financial information relating to industry segments of General Mills was discontinued as of May 28, 1995 with the distribution of the restaurant business. For a description of the distribution, see Note Two to Consolidated Financial Statements appearing on page 20 of the Company's 1995 Annual Report to Stockholders, incorporated herein by reference. Geographic financial information is found in Note Eighteen to Consolidated Financial Statements appearing on page 29 of the Company's 1995 Annual Report to Stockholders, incorporated herein by reference.


Executive Officers of the Registrant
  The executive officers of the Company, together with their ages and business experience, are set forth below.

   Dean  Belbas, age 63, is Senior Vice President,  Investor
Relations.   Mr. Belbas joined General Mills  in  1956,  was
elected  Vice President in 1977 and was elected Senior  Vice
President in 1995.

   Edward K. Bixby, age 59, is Senior Vice President; President, Consumer Foods Sales and Distribution, with additional responsibility for Foodservice. Mr. Bixby joined the Company in 1958 and served as General Manager of several Consumer Foods divisions. Mr. Bixby was elected Senior Vice President, General Manager, Grocery Products Sales Division in 1987, named President, Consumer Foods Sales in 1989 and named to his present position in 1994.

   Michael E. Cushmore, age 55, is Senior Vice President; President, Gold Medal, a division that includes Gold Medal and other family flour, Bisquick baking mix and Betty Crocker desserts and baking mixes. Mr. Cushmore joined the Company in 1966 and was named Vice President, General
Manager for the Northstar Division in 1983, Chairman of Leeann Chin's, Inc. in 1985 and Vice President, General Manager for the Betty Crocker Division in 1987. He was elected to his present position in 1993.

   Randy G. Darcy, age 44, is Senior Vice President, Operations. Mr. Darcy joined the Company in 1987 and was named Vice President, Director of Manufacturing, Technology and Operations in 1989 and named to his present position in 1994.

   Jon  L.  Finley,  age 41, is Senior Vice  President,  New
Business. Mr. Finley joined the Company in 1983 and was named President, Yoplait USA in 1991, appointed a Vice President of the Company in 1991, named President of China Coast in 1992 and was elected Senior Vice President and named to his present position in 1994.

   Leslie M. Frecon, age 42, is Senior Vice President, Corporate Finance. Ms. Frecon joined the Company in 1981 as Manager of Acquisitions and was named Director of Acquisitions in 1983, Controller of Foodservice in 1989 and Controller of Sperry in 1991. She was named a Vice President of the Company in 1991 and was elected to her present position in 1993.

   Charles W. Gaillard, age 54, is President, and has been a director of the Company since 1993. Mr. Gaillard joined the Company in 1966, became General Manager of the Golden Valley Division and was appointed a Vice President in 1977. He was appointed General Manager of the Big G Division in 1979, was elected a Senior Vice President in 1985, was named Senior Vice President, International Foods in 1988, was elected Executive Vice President and President and Chief Executive Officer of CPW, S.A. in 1989 and elected Vice Chairman in 1993. He was elected to his present position in 1995.

   Stephen J. Garthwaite, age 51, is Senior Vice President, Innovation and Technology. Mr. Garthwaite joined the Company in 1982 as Vice President, Director of Corporate Research and was named Vice President, Research and Development for the Betty Crocker Division in 1986. He assumed the position of Vice President, Research and Development for Consumer Foods in 1987, was elected Senior Vice President, Research and Development in 1989, was named Senior Vice President, Technology and Operations in 1990 and was named to his present position in 1994.

   Siri S. Marshall, age 47, is Senior Vice President, General Counsel and Secretary. Ms. Marshall joined the Company in this position in 1994 from Avon Products, Inc. where she held the positions of Senior Vice President, General Counsel and Secretary from 1992 to 1994 and Vice
President-Legal  and Government Affairs and  Secretary  from
1990 to 1992.

   David D. Murphy, age 43, is Senior Vice President; President, General Mills Canada and International Foods. Mr. Murphy joined the Company in 1976, was appointed Vice President of Marketing Services in 1986 and subsequently Vice President, General Manager of the Minnetonka Division in 1988. He assumed overall responsibility for Betty
Crocker Products in 1989, when the Minnetonka and Betty Crocker Divisions were merged. He was elected a Senior Vice President in 1991, named President of the Big G Division in 1992 and named President of General Mills Canada and International Foods in 1993.

   Michael A. Peel, age 45, is Senior Vice President, Personnel. Mr. Peel joined the Company in this position in 1991 from PepsiCo, Inc. where he was Senior Vice President, Personnel, responsible for PepsiCo Worldwide Foods from 1987 to 1991.

   Gary M. Rodkin, age 43, is Senior Vice President; President, Yoplait USA. Mr. Rodkin joined the Company in 1979 and was named Vice President, Director of Marketing and Sales, Sperry Division in 1988, Vice President, General Manager, Grain Snacks and Beverages in 1989, President, General Mills New Ventures in 1989, President, Yoplait USA in 1992 and was elected to his present position in 1994.

   Jeffrey J. Rotsch, age 45, is Senior Vice President; President, Big G. Mr. Rotsch joined the Company in 1974 and was named Vice President, Director of Marketing for the Betty Crocker Division in 1987, Vice President, General Manager for Betty Crocker main meals and side dishes in 1989, elected Senior Vice President in 1993 and named to his present position in 1994.

  Stephen W. Sanger, age 49, was named Chairman of the Board and Chief Executive Officer effective May 28, 1995. He has been a director of the Company since 1992. Mr. Sanger joined the Company in 1974 and was named Vice President, General Manager of the Northstar Division in 1983. He was appointed Vice President, General Manager of New Business Development in 1986, President of Yoplait USA in 1986, President of the Big G Division in 1988, elected Senior Vice President in 1989, Executive Vice President in 1991, Vice Chairman in 1992 and President in 1993.

  Austin P. Sullivan, Jr., age 55, is Senior Vice President, Corporate Relations. Mr. Sullivan joined the Company in 1976, was named a Vice President in 1978, named Director of Public Affairs in 1979 and assumed responsibility for
Corporate  Communications in 1993.   He  was  named  to  his
present position in 1994.

   Kenneth L. Thome, age 47, is Senior Vice President, Financial Operations. Mr. Thome joined the Company in 1969 and was named Vice President, Controller for Convenience and International Foods Group in 1985, Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991 and was elected to his present position in 1993.


Item 2. Properties.
    The Company's principal executive offices and main research laboratory are Company-owned and located in the Minneapolis, Minnesota metropolitan area. General Mills operates numerous manufacturing facilities and maintains many sales and administrative offices and warehouses, mainly in the United States. Other facilities are also operated in Canada.

  General Mills operates ten major consumer foods plants for the production of cereal products, prepared mixes, convenience foods and other food products. These facilities are located at Albuquerque, New Mexico; Buffalo, New York; Cedar Rapids, Iowa; Chicago, Illinois area (3); Covington, Georgia; Lodi, California; Toledo, Ohio; and Etobicoke, Canada. The Company owns seven flour mills located at Avon, Iowa; Buffalo, New York; Great Falls, Montana; Johnson City, Tennessee; Kansas City, Missouri; Vallejo, California; and Vernon, California. The Company operates seven terminal grain elevators and has country grain elevators in 25 locations, primarily in Idaho and Montana.

   General Mills also has eight other food and beverage production facilities with total floor space of approximately 555,000 square feet, including 231,000 square feet of leased space. General Mills also owns or leases warehouse space aggregating approximately 6,014,000 square feet, of which approximately 3,846,000 square feet are leased. A number of sales and administrative offices are maintained in the United States and Canada, totaling 1,687,000 square feet.

Item 3.   Legal Proceedings.
    In management's opinion, there were no claims or litigation pending at May 28, 1995, the outcome of which could have a significant effect on the consolidated financial position of General Mills, Inc. and its subsidiaries. See the information contained under the section entitled "Environmental Matters," supra, for a discussion of environmental matters in which the Company is involved.

Item  4.    Submission  of Matters to  a  Vote  of  Security
Holders. - Not applicable.

                           PART II

Item  5.   Market for Registrant's Common Equity and Related
Stockholder Matters.
    The information relating to the market prices and dividends of the Company's common stock contained in Note Nineteen to Consolidated Financial Statements appearing on page 29 of Registrant's 1995 Annual Report to Stockholders is incorporated herein by reference. As of July 20, 1995, the number of record holders of common stock was 44,925. The Company's common stock ($.10 par value) is listed on the New York and Chicago Stock Exchanges.

Item 6.   Selected Financial Data.
   The  information  for  fiscal  years  1991  through  1995
contained in the Eleven-Year Financial Summary on page 30 of
Registrant's   1995   Annual  Report  to   Stockholders   is
incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
    The information set forth in the section entitled "Management's Discussion of Results of Operations and Financial Condition" on pages 13 through 15 of Registrant's 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
   The  information on pages 16 through 29  of  Registrant's
1995 Annual Report to Stockholders is incorporated herein by reference.

Item  9.   Changes in and Disagreements with Accountants  on
Accounting and Financial Disclosure. - Not applicable.

                          PART III

Item   10.    Directors  and  Executive  Officers   of   the
Registrant.
    The  information  contained  in  the  sections  entitled
"Information  Concerning  Nominees"  and  "Compliance   with
Section 16(a) of the Securities Exchange Act of 1934" contained in Registrant's definitive proxy materials dated August 14, 1995 is incorporated herein by reference.

Item 11.  Executive Compensation.
   The information contained on pages 22 through 28 of Registrant's definitive proxy materials dated August 14, 1995 is incorporated herein by reference. The information appearing under the heading "Report of Compensation
Committee on Executive Compensation" is not incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
   The information contained in the section entitled "Share Ownership of Directors and Executive Officers" contained in Registrant's definitive proxy materials dated August 14, 1995 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
 - Not applicable.


The Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1995, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.


                      AUDITORS' REPORT


The Stockholders and the Board of Directors
General Mills, Inc.:

    Under  date  of  June  27,  1995,  we  reported  on  the
consolidated  balance  sheets of  General  Mills,  Inc.  and subsidiaries as of May 28, 1995 and May 29, 1994 and the related consolidated statements of earnings and cash flows for each of the fiscal years in the three-year period ended May 28, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended May 28, 1995. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
   Our report covering the basic consolidated financial statements refers to changes in the method of accounting for investments in debt and equity securities in fiscal 1995 and postemployment benefits and income taxes in fiscal 1994.
 .
                              KPMG Peat Marwick LLP

Minneapolis, Minnesota
June 27, 1995



                      AUDITORS' CONSENT


The Board of Directors
General Mills, Inc.:

    We consent to incorporation by reference in the Registration Statements (Nos. 2-49637, and 33-56032) on Form S-3 and Registration Statements (Nos. 2-13460, 2-53523, 2-66320, 2-91987, 2-95574, 33-24504, 33-27628, 33-32059, 33-
36892, 33-36893, and 33-50337) on Form S-8 of General Mills,
Inc. of our reports dated June 27, 1995, relating to the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 28, 1995 and May 29, 1994 and the related consolidated statements of earnings, cash flows and related financial statement schedule for each of the fiscal years in the three-year period ended May 28, 1995, which reports are included or incorporated by reference in the May 28, 1995 annual report on Form 10-K of General Mills, Inc.
   Our report covering the basic consolidated financial statements refers to changes in the method of accounting for investments in debt and equity securities in fiscal 1995 and postemployment benefits and income taxes in fiscal 1994.

                              KPMG Peat Marwick LLP

Minneapolis, Minnesota
August 16, 1995

                           PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
on Form 8-K.
(a)  1.   Financial Statements:

     Consolidated Statements of Earnings for the Fiscal Years Ended May 28, 1995, May 29, 1994 and May 30, 1993 (incorporated herein by reference to page 17 of the Registrant's 1995 Annual Report to Stockholders).

     Consolidated Balance Sheets at May 28, 1995 and May 29,
     1994 (incorporated herein by reference to page 18 of the Registrant's 1995 Annual Report to Stockholders).

     Consolidated Statements of Cash Flows for the Fiscal Years Ended May 28, 1995, May 29, 1994 and May 30, 1993 (incorporated herein by reference to page 19 of the Registrant's 1995 Annual Report to Stockholders).

     Notes     to    Consolidated    Financial    Statements
     (incorporated herein by reference to pages  20  through
     29   of   the   Registrant's  1995  Annual  Report   to
     Stockholders).

     2.   Financial Statement Schedules:

     For  the Fiscal Years Ended May 28, 1995, May 29,  1994
     and May 30, 1993:

             II   -    Valuation and Qualifying Accounts

     3.   Exhibits:

            3.1  - Copy of Registrant's Restated Certificate
                   of Incorporation, as amended to date.
            3.2  - Copy of Registrant's By-Laws, as amended
                   to date.
            4    - Copy of Indenture between Registrant and
                   Continental Illinois National Bank and Trust
                   Company of Chicago, as amended to date by
                   Supplemental Indentures Nos. 1 through 8
                   (incorporated herein by reference to Exhibit 4
                   to Registrant's Annual Report on Form 10-K for
                   the fiscal year ended May 31, 1992 and to
                   Exhibit 4(b) to Registrant's Current Report on
                   Form 8-K filed January 8, 1993).
          *10.1  - Copy of Stock Option and Long-Term Incentive
                   Plan of 1988, as amended to date (incorporated
                   herein by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994).
          *10.2  - Copy of Stock Option and Long-Term Incentive Plan
                   of 1984, as amended to date (incorporated herein
                   by reference to Exhibit 10.2 to Registrant's
                   Annual Report on Form 10-K for the fiscal year
                   ended May 29, 1994).
           10.3  - Distribution Agreement with Darden Restaurants,
                   Inc. dated May 12, 1995 (incorporated herein by reference to Exhibit 2 to Registrant's Transition Report on Form 8-K dated May 28, 1995).
          *10.4 - Copy of Executive Incentive Plan, as amended to date. *10.5 - Copy of Management Continuity Agreement, as amended to date (incorporated herein by reference to
                   Exhibit 10.5 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended May 29, 1994). *10.6 - Copy of Supplemental Retirement Plan, as amended to date (incorporated herein by reference to
                   Exhibit 10.6 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended May 29, 1994). *10.7 - Copy of Executive Survivor Income Plan, as amended to date (incorporated herein by reference to
                   Exhibit 10.8 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended May 26, 1991). *10.8 - Copy of Executive Health Plan, as amended to date
                   (incorporated herein by reference to Exhibit 10.9
                   to Registrant's Annual Report on Form 10-K for the fiscal year ended May 26, 1991).
          *10.9  - Copy of Supplementa Savings Plan, as amended to
                   date (incorporated herein by reference to
                   Exhibit 10.9 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended May 29, 1994).
           10.10 - Copy of Compensation Plan for Non-Employee
                   Directors, as amended to date (incorporated
                   herein by reference to Exhibit 10.10 to
                   Registrant's Annual Report on Form 10-K for
                   the fiscal year ended May 31, 1992).
           10.11 - Copy of Retirement Plan for Non-Employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.11 to Registrant's
                   Annual Report on Form 10-K for the fiscal year
                   ended May 30, 1993).
          *10.12 - Copy of Deferred Compensation Plan, as amended
                   to date.
          *10.13 - Copy of Supplemental Benefits Trust Agreement
                   dated February 9, 1987, as amended and restated
                   as of September 26, 1988 (incorporated herein
                   by reference to Exhibit 10.13 to Registrant's
                   Annual Report on Form 10-K for the fiscal year
                   ended May 29, 1994).
          *10.14 - Copy of Supplemental Benefits Trust Agreement
                   dated September 26, 1988 (incorporated herein
                   by reference to Exhibit 10.14 to Registrant's
                   Annual Report on Form 10-K for the fiscal year
                   ended May 29, 1994).
           10.15 - Agreements dated November 29, 1989 by and between General Mills, Inc. and Nestle, S.A.
           10.16 - Copy of Protocol and Addendum No. 1 to Protocol
                   of Cereal Partners Worldwide (incorporated
                   herein by reference to Exhibit 10.17 to
                   Registrant's Annual Report on Form 10-K for
                   the fiscal year ended May 26, 1991).
           10.17 - Copy of Stock Plan for Non-Employee Directors,
                   as amended to date.
          *10.18 - Copy of 1990 Salary Replacement Stock Option
                   Plan, as amended to date (incorporated herein
                   by reference to Exhibit 10.18 to Registrant's
                   Annual Report on Form 10-K for the fiscal year
                   ended May 29, 1994).
           10.19 - Copy of Addendum No. 2 dated March 16, 1993 to Protocol of Cereal Partners Worldwide
                   (incorporated herein by reference to
                   Exhibit 10.19 to Registrant's Annual Report
                   on Form 10-K for the fiscal year ended
                   May 30, 1993).
           10.20 - Copy of Agreement dated July 31, 1992 by and
                   between General Mills, Inc. and PepsiCo, Inc. (incorporated herein by reference to
                   Exhibit 10.20 to Registrant's Annual Report
                   on Form 10-K for the fiscal year ended
                   May 30, 1993).
          *10.21 - Copy of Stock Option and Long-Term Incentive
                   Plan of 1993, as amended to date (incorporated
                   herein by reference to Exhibit 10.21 to
                   Registrant's Annual Report on Form 10-K for
                   the fiscal year ended May 29, 1994).
           10.22 - Standstill Agreement with CPC International,
                   Inc. dated October 17, 1994 (incorporated
                   herein by reference to Exhibit 10(a) to
                   Registrant's Quarterly Report on Form 10-Q
                   for the period ended February 26, 1995.
           10.23 - Copy of Addendum No. 3 effective as of
                   March 15, 1993 to Protocol of Cereal
                   Partners Worldwide (incorporated herein by
                   reference to Exhibit 10(b) to Registrant's
                   Quarterly Report on Form 10-Q for the period
                   ended February 26, 1995).
           11    - Statement of Determination of Common Shares
                   and Common Share Equivalents (contained
                   on page 15 of this Report).
           12    - Statement of Ratio of Earnings to Fixed
                   Charges (contained on page 16 of this
                   Report).
           13    - 1995 Annual Report to Stockholders (only
                   those portions expressly incorporated by
                   reference herein shall be deemed filed with
                   the Commission).
           21    - List of Subsidiarie of General Mills, Inc.
           23    - Consent of KPMG Peat Marwick LLP (contained
                   on page 8 of this Report).

   * Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to
     Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K. - Not applicable.



                         SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GENERAL MILLS, INC.

Dated: August 16, 1995
                                   By: /s/ S. S. MARSHALL
                                       S. S. Marshall
                                   Senior Vice President,
                                   General Counsel and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature               Title                           Date


 /s/ R.M. BRESSLER        Director                       August 2, 1995
(Richard M. Bressler)


  /s/ L. DE SIMONE        Director                       August 3, 1995
(Livio D. DeSimone)


   /s/ W.T. ESREY         Director                       August 3, 1995
 (William T. Esrey)


 /s/ C. W. GAILLARD       Director,                      August 9, 1995
(Charles W. Gaillard)      President


 /s/ JUDITH R. HOPE       Director                       August 7, 1995
  (Judith R. Hope)


 /s/ KENNETH MACKE        Director                       August 2, 1995
 (Kenneth A. Macke)


 /s/ GEORGE PUTNAM        Director                       August 2, 1995
  (George Putnam)


   /s/ M.D. ROSE          Director                       August 3, 1995
 (Michael D. Rose)



  /s/ S. W. SANGER        Chairman of the Board and      August 7, 1995
(Stephen W. Sanger)        Chief Executive Officer


/s/ A. MICHAEL SPENCE     Director                       August 2, 1995
(A. Michael Spence)


 /s/ D. A. TERRELL        Director                       August 4, 1995
(Dorothy A. Terrell)


/s/ C. ANGUS WURTELE      Director                       August 3, 1995
 (C. Angus Wurtele)


/s/ KENNETH L. THOME     Senior Vice President,           August 9, 1995
 (Kenneth L. Thome)        Financial Operations
                           (Principal Accounting Officer)



             GENERAL MILLS, INC. AND SUBSIDIARIES
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (in millions)


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

Allowance for possible losses
 on accounts receivable:
 Year ended May 28, 1995             $3.6        $1.0      $ .8 (a)      $4.1
                                                            (.3)(b)
     Total                           $3.6        $1.0      $ .5          $4.1

 Year ended May 29, 1994             $3.5        $ .9      $1.0 (a)      $3.6
                                                            (.2)(b)
 Total                               $3.5        $ .9      $ .8          $3.6

 Year ended May 30, 1993             $5.6        $1.2      $2.4 (a)      $3.5
                                                             .9 (b)
     Total                           $5.6        $1.2      $3.3          $3.5

Notes:

(a)    Bad debt write-offs.
(b)    Other adjustments and reclassifications.

                                                   EXHIBIT 11

                      GENERAL MILLS, INC.
        STATEMENT OF DETERMINATION OF COMMON SHARES AND
                   COMMON SHARE EQUIVALENTS
                         (in millions)


                                            Weighted average number of
                                          common shares and common share
                                         equivalents assumed outstanding
                                            For the Fiscal Years Ended
                                    May 28, 1995   May 29, 1994   May 30, 1993

Weighted average number of common
 shares outstanding, excluding
 common stock held in treasury (a)      158.0          159.1           163.1

Common share equivalents resulting
 from the assumed exercise of certain
 stock options (b)                        2.1 *          2.4 *           3.3 *

Total common shares and common share
 equivalents                            160.1          161.5           166.4


Notes:

(a) Computed as the weighted average net shares outstanding on stock-exchange trading days.
(b) Common share equivalents are computed by the "treasury stock" method. This method first determines the number of shares issuable under stock options that had an option price below the average market price for the period, and then deducts the number of shares that could have been repurchased with the proceeds of options exercised.


* Common share equivalents are not material. As a result, earnings per share have been computed using the weighted average of common shares outstanding of 158.0 million,
  159.1 million and 163.1 million for fiscal 1995, 1994 and 1993, respectively.

                                                   EXHIBIT 12

                      GENERAL MILLS, INC.
              RATIO OF EARNINGS TO FIXED CHARGES

                                       Fiscal Year Ended
                         May 28,   May 29,   May 30,   May 31,   May 26,
                           1995      1994      1993      1992      1991

Ratio of Earnings to
 Fixed Charges. . . . .    4.10      6.18      8.62      9.28      8.06

    For purposes of computing the ratio of earnings to fixed charges, earnings represent pretax income from continuing operations plus fixed charges (net of capitalized interest). Fixed charges represent interest (whether expensed or capitalized) and one-third (the proportion deemed representative of the interest factor) of rents of continuing operations.

                         EXHIBIT INDEX

     3.1   -  Copy of Registrant's Restated Certificate of Incorporation,
              as amended to date.
     3.2   -  Copy of Registrant's By-Laws, as amended to date.
    10.4   -  Copy of Executive Incentive Plan, as amended to date.
    10.12  -  Copy of Deferred Compensation Plan, as amended to date.
    10.15  -  Copy of Agreements dated November 29, 1989 by and between
              General Mills, Inc. and Nestle, S.A.
    10.17  -  Copy of Stock Plan for Non-Employee Directors, as amended to date.
    11     -  Statement of Determination of Common Shares and Common Share
              Equivalents.
    12     -  Statement of Ratio of Earnings to Fixed Charges.
    13     -  1995 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the
              Commission).
    21     -  List of Subsidiaries of General Mills, Inc.
    23     -  Consent of KPMG Peat Marwick.
    27     -  Financial Data Schedule.