Form 10-Q
period 1995-08-27
GENERAL MILLS INC
filed 1995-10-10
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                                 FORM 10-Q


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 1995

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of September 15, 1995, General Mills had 158,596,749 shares of its $.10 par value common stock outstanding (excluding 45,556,583 shares held in treasury).

                       Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             GENERAL MILLS, INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS
             (Unaudited) (In Millions, Except per Share Data)

                                               Thirteen Weeks Ended
                                              August 27,   August 28,
                                                1995          1994
Continuing Operations:

Sales                                        $1,276.3      $1,156.7

Costs and Expenses:
 Cost of sales                                  525.6         460.2
 Selling, general and administrative            458.6         439.6
 Depreciation and amortization                   46.7          46.9
 Interest, net                                   27.0          22.1
  Total Costs and Expenses                    1,057.9         968.8

Earnings from Continuing Operations
 before Taxes                                   218.4         187.9

Income Taxes                                     81.5          69.9

Earnings from Continuing Operations             136.9         118.0

Discontinued Operations after Taxes                 -          32.8

Net Earnings                                  $ 136.9       $ 150.8

Earnings per Share:
 Continuing operations                        $   .86       $   .75
 Discontinued operations                            -           .20

  Net Earnings per Share                      $   .86       $   .95

Dividends per Share                           $   .47       $   .47

Average Number of Common Shares                 158.4         158.1

See accompanying notes to consolidated condensed financial statements.

                            GENERAL MILLS, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Millions)

                                          (Unaudited) (Unaudited)
                                           August 27, August 28,  May 28,
                                             1995       1994      1995
ASSETS
Current Assets:
 Cash and cash equivalents                  $  16.7   $  50.1   $  13.0
 Receivables                                  330.1     312.8     277.3
 Inventories:
  Valued primarily at FIFO                    185.0     162.1     134.7
  Valued at LIFO (FIFO value exceeds LIFO by
    $55.0, $44.1 and $53.0, respectively)     249.3     342.5     237.3
 Prepaid expenses and other current assets     77.4      80.0      80.8
 Deferred income taxes                        142.6     168.8     153.8
    Total Current Assets                    1,001.1   1,116.3     896.9

Land, Buildings and Equipment, at Cost      2,624.2   2,524.9   2,611.9
 Less accumulated depreciation             (1,187.3) (1,044.8) (1,155.3)
    Net Land, Buildings and Equipment       1,436.9   1,480.1   1,456.6
Net Assets of Discontinued Operations             -   1,610.0         -
Other Assets                                1,017.0     953.2   1,004.7

Total Assets                               $3,455.0  $5,159.6  $3,358.2

LIABILITIES AND EQUITY
Current Liabilities:
 Accounts payable                          $  490.1  $  546.5  $  494.0
 Current portion of long-term debt            130.8     125.0      93.7
 Notes payable                                139.9     704.4     112.9
 Accrued taxes                                165.3     183.1     108.8
 Other current liabilities                    378.5     276.7     411.5
    Total Current Liabilities               1,304.6   1,835.7   1,220.9
Long-term Debt                              1,334.9   1,393.4   1,400.9
Deferred Income Taxes                         258.4     239.7     248.6
Deferred Income Taxes - Tax Leases            169.6     189.9     169.1
Other Liabilities                             177.8     172.5     177.7
    Total Liabilities                       3,245.3   3,831.2   3,217.2

Common Stock Subject to Put Options               -      58.2         -

Stockholders' Equity:
 Cumulative preference stock, none issued         -         -         -
 Common stock, 204.2 shares issued            381.0     314.2     379.5
 Retained earnings                          1,296.2   2,534.9   1,233.3
 Less common stock in treasury, at cost,
  shares of 45.6, 46.5 and 46.3,
  respectively                             (1,361.0) (1,383.5) (1,372.1)
 Unearned compensation and other              (57.9)   (138.1)    (57.9)
 Cumulative foreign currency adjustment       (48.6)    (57.3)    (41.8)
    Total Stockholders' Equity                209.7   1,270.2     141.0

Total Liabilities and Equity               $3,455.0  $5,159.6  $3,358.2

See accompanying notes to consolidated condensed financial statements.

                            GENERAL MILLS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited) (In Millions)

                                                 Thirteen Weeks Ended
                                                 August 27, August 28,
                                                   1995       1994

Cash Flows - Operating Activities:
 Earnings from continuing operations               $136.9     $118.0
 Adjustments to reconcile earnings to cash flow:
   Depreciation and amortization                     46.7       46.9
   Deferred income taxes                             20.0       45.1
   Change in current assets and liabilities         (76.9)    (198.3)
   Other, net                                        (2.1)       1.8
 Cash provided by continuing operations             124.6       13.5
 Cash provided (used) by discontinued operations    (10.2)      34.1
   Net Cash Provided by Operating Activities        114.4       47.6

Cash Flows - Investment Activities:
 Purchases of land, buildings and equipment         (30.3)     (29.4)
 Investments in businesses, intangibles and
 affiliates                                         (11.9)      (6.4)
 Purchases of marketable investments                 (1.8)      (1.7)
 Proceeds from sale of marketable investments         5.8         .5
 Other, net                                          (7.9)     (22.0)
 Discontinued operations investments activities, net    -      (95.8)
   Net Cash Used by Investment Activities           (46.1)    (154.8)

Cash Flows - Financing Activities:
 Increase in notes payable                           27.4      265.6
 Issuance of long-term debt                          16.8        1.7
 Payment of long-term debt                          (45.3)     (10.0)
 Common stock issued                                 10.9        5.6
 Purchases of common stock for treasury                -       (57.7)
 Dividends paid                                     (74.4)     (74.6)
 Other, net                                            -        (1.1)
   Net Cash Provided (Used) by Financing Activities (64.6)     129.5

Increase in Cash and Cash Equivalents              $  3.7      $22.3

See accompanying notes to consolidated condensed financial statements.

                            GENERAL MILLS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 27, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 1996.

These statements should be read in conjunction with the financial statements and footnotes included in our annual report for the year ended May 28, 1995. The accounting policies used in preparing these financial statements are the same as those described in our annual report.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(2) Discontinued Operations

On May 28, 1995, General Mills distributed the common stock of Darden Restaurants, Inc. (Darden) to General Mills' shareholders ("spin-off"). This distribution reduced Stockholders' Equity by $1,218.7 million. Our former restaurant operations included in Darden are now presented as a part of Discontinued Operations for all periods presented.

On May 18, 1995, we sold Gorton's, a leading marketer of frozen and canned seafood products, to Unilever United States, Inc. Gorton's is also now included in Discontinued Operations for all periods presented.

(3) Statements of Cash Flows

During the quarter, we paid $13.5 million for interest (net of amount capitalized) and $1.0 million for income taxes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

During the fiscal year ended May 28, 1995 the Company spun off its restaurant operations as a separate, free-standing company, Darden Restaurants, Inc., and sold the Gorton's frozen and canned seafood products business. The financial statements for the first quarter of fiscal 1995 have been restated to present assets and results of these operations as Discontinued Operations. The spinoff of the restaurant division reduced Stockholders' Equity by $1,218.7 million at May 28, 1995.

Continuing operations generated $111.1 million more cash in the first quarter of fiscal 1996 than in the same prior-year period. The increase in cash provided by continuing operations is due mainly to a lower rate of increase in working capital, primarily inventory.

Fiscal 1996 capital expenditures are estimated to be approximately $170 million. During the first three months, capital expenditures totaled $30.3 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. First quarter activity included new debt of $15.0 million and debt payments of $41.3 million under this program. In August 1995, effective October 2, 1995, we called $50.0 million of medium-term notes due September 1996 with an interest rate of 6.4%.

RESULTS OF OPERATIONS

Sales in the first quarter grew 10 percent to $1,276.3 million. First quarter earnings per share from continuing operations increased by 15 percent to $.86 compared to $.75 last year. The prior-year comparisons exclude results for Gorton's, which was sold in May 1995, and the restaurant operations that were spun off as an independent company (Darden Restaurants, Inc.) at the end of the last fiscal year.

First-quarter results were at a record level and represented excellent progress in restoring the company's growth momentum. The quarter reflected strong unit volume growth across the company, continuing benefits from productivity efforts, and improving profitability from international activities. Total domestic retail packaged foods unit volume grew more than 12 percent, and the company's expanding international operations posted even stronger gains.

Big G cereals led first-quarter performance, posting strong profit growth and an 18 percent unit volume increase. In the previous year's first quarter, cereal volume was down 21 percent as the company temporarily suspended shipments following an independent licensed contractor's improper substitution of a pesticide in treating some raw oat supplies. Virtually all of the current quarter's gain was generated by established brands, including Honey Nut Cheerios, Lucky Charms, Cinnamon Toast Crunch, and larger, twinpack sizes sold in nontraditional retail outlets. Big G's pound market share for the quarter approached 23 percent, up more than 2 percentage points from the prior-year period. Shipments of new Frosted Cheerios cereal began on September 11, and retailer response to this major introduction has been very favorable.

Volume trends for General Mills' other dry grocery businesses reflected renewed momentum following the company's January 1995 shift to new, efficient promotional practices. Snack product volume increased 10 percent in the first quarter, led by new items including Sweet Rewards snack bars, HBO Microwave popcorn and Color by the Foot fruit snacks. The company's remaining domestic retail businesses posted 5 percent volume growth, led by Helper dinner mixes. In addition, Foodservice operations reported a 23 percent volume gain.

General Mills' Canadian food businesses reported a 15-percent increase in total unit volume for the quarter. Cereal Partners Worldwide (CPW), the company's strategic alliance with Nestle, achieved a 25 percent volume gain for the period, which led to share gains in most markets. First-quarter volume rose 15 percent for Snack Ventures Europe, the company's joint venture with PepsiCo Foods International. That growth reflected product line additions in established markets, as well as SVE's expansion to new markets in Eastern Europe.

Quarterly net interest expense increased by $4.9 million compared to last year, primarily due to higher interest rates.

                        PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        Exhibit 11  Statement of Computation of Earnings per Share.

        Exhibit 12  Statement of Ratio of Earnings to Fixed Charges.

   (b)  Reports on Form 8-K

        On June 12, 1995, the Company filed a report on Form 8-K describing the spin-off distribution, as of May 28, 1995, of all outstanding shares of common stock of Darden Restaurants, Inc. to General Mills shareholders as of the Record Date, May 15, 1995. On July 11, 1995, the Company filed a report on Form 8, Amendment No. 1 to the aforementioned Form 8-K, providing certain financial information.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GENERAL MILLS, INC.
                                      (Registrant)


Date October 6, 1995               /s/ S. S. Marshall
                                   S. S. Marshall
                                   Senior Vice President,
                                   General Counsel and Secretary


Date October 6, 1995               /s/ K. L. Thome
                                   K. L. Thome
                                   Senior Vice President,
                                   Financial Operations