Form 10-Q
period 1995-11-26
GENERAL MILLS INC
filed 1996-01-08
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549
                                FORM 10-Q


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 26, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of December 15, 1995, General Mills had 159,105,977 shares of its $.10 par value common stock outstanding (excluding
45,047,355 shares held in treasury).

                      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (Unaudited) (In Millions, Except per Share Data)

                          Thirteen Weeks Ended       Twenty-Six Weeks Ended
                          November 26, November 27,  November 26, November 27,
                             1995        1994            1995       1994


Continuing Operations:

 Sales                     $1,448.4   $1,417.3         $2,724.7   $2,574.0

 Costs and Expenses:
   Cost of sales              596.1      595.1          1,121.7    1,055.3
   Selling, general and
     administrative           551.7      537.5          1,010.3      977.1
   Depreciation and
     amortization              46.7       44.2             93.4       91.1
   Interest, net               25.8       25.4             52.8       47.5
     Total Costs
     and Expenses           1,220.3    1,202.2          2,278.2    2,171.0

 Earnings from Continuing Operations
   before Taxes               228.1      215.1            446.5      403.0

 Income Taxes                  82.4       80.3            163.9      150.2

 Earnings from Continuing
   Operations                 145.7      134.8            282.6      252.8

Discontinued Operations
  after Taxes                     -       14.4                -       47.2

Net Earnings                $ 145.7    $ 149.2          $ 282.6    $ 300.0

Earnings per Share:
 Continuing operations      $   .92    $   .85          $  1.78    $  1.60
 Discontinued operations          -        .10                -        .30

Net Earnings per Share      $   .92    $   .95          $  1.78    $  1.90

Dividends per Share         $   .47    $   .47          $   .94    $   .94

Average Number of
  Common Shares               158.8      157.7            158.6      157.9

See accompanying notes to consolidated condensed financial statements.

                           GENERAL MILLS, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In Millions)

                                           (Unaudited)  (Unaudited)
                                           November 26, November 27, May 28,
                                             1995        1994        1995
ASSETS
Current Assets:
 Cash and cash equivalents                 $  44.0     $  52.5  $  13.0
 Receivables                                 381.4       387.0    277.3
 Inventories:
  Valued primarily at FIFO                   230.2       163.7    134.7
  Valued at LIFO (FIFO value exceeds LIFO by
    $56.0, $45.4 and $53.0, respectively)    215.5       305.6    237.3
 Prepaid expenses and other current assets    84.3        80.3     80.8
 Deferred income taxes                       125.4       134.3    153.8
    Total Current Assets                   1,080.8     1,123.4    896.9

Land, Buildings and Equipment, at Cost     2,607.5     2,547.3  2,611.9
 Less accumulated depreciation            (1,205.7)   (1,082.3)(1,155.3)
    Net Land, Buildings and Equipment      1,401.8     1,465.0  1,456.6
Net Assets of Discontinued Operations            -     1,695.7        -
Other Assets                               1,033.0       977.4  1,004.7

Total Assets                              $3,515.6    $5,261.5 $3,358.2

LIABILITIES AND EQUITY
Current Liabilities:
 Accounts payable                          $ 538.7     $ 506.3  $ 494.0
 Current portion of long-term debt            64.9       122.8     93.7
 Notes payable                               299.3       761.5    112.9
 Accrued taxes                               130.2       112.7    108.8
 Other current liabilities                   338.0       265.1    411.5
    Total Current Liabilities              1,371.1     1,768.4  1,220.9
Long-term Debt                             1,246.4     1,484.4  1,400.9
Deferred Income Taxes                        259.4       244.1    248.6
Deferred Income Taxes - Tax Leases           163.4       184.9    169.1
Other Liabilities                            175.6       175.8    177.7
    Total Liabilities                      3,215.9     3,857.6  3,217.2

Common Stock Subject to Put Options              -        25.1        -

Stockholders' Equity:
 Cumulative preference stock, none issued        -           -        -
 Common stock, 204.2 shares issued           381.6       349.4    379.5
 Retained earnings                         1,367.7     2,610.2  1,233.3
 Less common stock in treasury, at cost,
  shares of 45.2, 46.4 and 46.3,
  respectively                            (1,349.9)   (1,381.7)(1,372.1)
 Unearned compensation and other             (52.8)     (140.6)   (57.9)
 Cumulative foreign currency adjustment      (46.9)      (58.5)   (41.8)
    Total Stockholders' Equity               299.7     1,378.8    141.0

Total Liabilities and Equity              $3,515.6    $5,261.5 $3,358.2

See accompanying notes to consolidated condensed financial statements.

                           GENERAL MILLS, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Unaudited) (In Millions)

                                                  Twenty-Six Weeks Ended
                                                November 26,  November 27,
                                                    1995         1994

Cash Flows - Operating Activities:
 Earnings from continuing operations                $282.6      $252.8
 Adjustments to reconcile earnings to cash flow:
   Depreciation and amortization                     93.4        91.1
   Deferred income taxes                             34.9        85.7
   Change in current assets and liabilities        (152.7)     (358.0)
   Other, net                                        (3.4)         .4
 Cash provided by continuing operations             254.8        72.0
 Cash provided (used) by discontinued operations    (11.2)       59.9
   Net Cash Provided by Operating Activities        243.6       131.9

Cash Flows - Investment Activities:
 Purchases of land, buildings and equipment         (57.5)      (61.9)
 Investments in businesses, intangibles
   and affiliates                                   (20.3)      (26.9)
 Purchases of marketable investments                 (3.6)       (3.4)
 Proceeds from sale of marketable investments         7.0         2.7
 Other, net                                          (6.7)      (21.5)
 Discontinued operations investments
   activities, net                                      -      (195.0)
  Net Cash Used by Investment Activities            (81.1)     (306.0)

Cash Flows - Financing Activities:
 Increase in notes payable                          109.7       324.0
 Issuance of long-term debt                          38.6       130.5
 Payment of long-term debt                         (146.1)      (50.0)
 Common stock issued                                 22.1         7.8
 Purchases of common stock for treasury                 -       (57.7)
 Dividends paid                                    (149.1)     (149.2)
 Other, net                                          (6.7)       (6.6)
   Net Cash Provided (Used) by Financing
   Activities                                      (131.5)      198.8

Increase in Cash and Cash Equivalents               $31.0       $24.7

See accompanying notes to consolidated condensed financial statements.

                         GENERAL MILLS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the twenty-six weeks ended November 26, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 1996.

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

(2) Discontinued Operations

As of May 28, 1995, General Mills distributed the common stock of Darden Restaurants, Inc. (Darden) to General Mills' shareholders. This distribution reduced Stockholders' Equity by $1,218.7 million. Our former restaurant operations included in Darden are now presented as a part of Discontinued Operations for all periods presented.

On May 18, 1995, we sold Gorton's, a leading marketer of frozen and canned seafood products, to Unilever United States, Inc. Gorton's is also included in Discontinued Operations for all periods presented.

(3) Statements of Cash Flows

During the first six months, we paid $59.9 million for interest (net of amount capitalized) and $99.5 million for income taxes.

(4) Updated Rights Plan

Subsequent to the end of the quarter, the Board of Directors adopted a new Preferred Share Purchase Rights Plan to replace the existing rights plan which expires in March 1996. The existing plan is described in Note 11 to the consolidated financial statements for the year ended May 28, 1995. The new Rights are similar in purpose and effect to the existing Rights and entitle each outstanding share of common stock on and after January 10, 1996 to one right. The new Rights will expire on February 1, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

During the fiscal year ended May 28, 1995 the company spun off its restaurant operations as a separate, free-standing company, Darden Restaurants, Inc., and sold the Gorton's frozen and canned seafood products business. The financial statements for the second quarter of fiscal 1995 have been restated to present assets and results of these operations as Discontinued Operations. The restaurant spinoff reduced Stockholders' Equity by $1,218.7 million at May 28, 1995.

Continuing operations generated $182.8 million more cash in the first half of fiscal 1996 than in the same prior-year period. The increase in cash provided by continuing operations is due mainly to a lower rate of increase in working capital.

Fiscal 1996 capital expenditures are estimated to be approximately $150 million. During the first six months, capital expenditures totaled $57.5 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. First half activity included new debt of $35.0 million and principal payments of $141.3 million under this program.

RESULTS OF OPERATIONS

Second quarter sales of $1,448.4 million grew 2 percent from the prior year. First half sales of $2,724.7 million grew 6 percent. Second quarter earnings from operations of $145.7 million ($.92 per share) were up 8 percent from $134.8 million ($.85 per share) reported last year. Cumulative earnings of $282.6 million ($1.78 per share) were up 12 percent from $252.8 million ($1.60 per share) reported for last year's first half. The prior-year comparisons exclude results for Gorton's and the restaurant operations.

Record results for the first half met company expectations, with cumulative domestic retail unit volume growth of 6 percent, continued strong productivity increases and improving profitability from international operations. As anticipated, the company's rate of growth in the second quarter was slower than the 15 percent earnings-per-share increase achieved in the first quarter, reflecting volume fluctuations in the prior year due to the oats-related business disruption and changes in promotion timing.

Second-quarter overall domestic volume was up slightly as promotional changes primarily affected snack products where volume declined 21 percent, offsetting a large first quarter gain. Volume for the company's remaining domestic businesses grew 4 percent, led by a 6 percent volume gain by Big G cereals. Total unit volume, including strong gains by international joint ventures that are not consolidated in the company's sales results, grew 3 percent in the second quarter and 8 percent for the first half. Consumer retail sales were even or up for most major product lines, excluding domestic snacks.

Big G cereals led General Mills' performance, both in the half and the
latest quarter.   Through six months, cereal volume was up 12 percent and
profit growth was even stronger. The second quarter's 6 percent volume gain was led by new Frosted Cheerios, which began shipping Sept. 11 and achieved a 1.6 percent pound market share for the period. Other contributors to the second quarter volume gain included improved versions of Apple Cinnamon Cheerios and Lucky Charms, and growing business in non-traditional retail outlets. Big G's second-quarter pound share of the U.S. grocery cereal market was 23.5 percent, up a full percentage point from the same period a year earlier.

Snack foods' 21 percent volume decline in the second quarter followed a 10 percent gain in the first quarter. The decline reflected shifts in promotional strategies and timing toward first-quarter back-to-school merchandising, and strong levels of competitive new-product and merchandising activity in the grain snack segment. Volume growth in the company's other domestic retail businesses was led by Yoplait and Colombo yogurt, Helper dinner mixes, and new Whipped Deluxe frosting and fat-free Sweet Rewards cake mixes. Additionally, the company's Foodservice operations achieved a 13 percent volume gain in the first half.

General Mills' Canadian food operations reported a 14 percent increase in first-half unit volume, including a 13 percent gain in the second quarter. Cereal Partners Worldwide (CPW), the company's strategic alliance with Nestle, posted volume growth of 19 percent in the quarter and 22 percent through six months, with share gains in most markets. Snack Ventures Europe, the company's joint venture with PepsiCo Foods International, reported volume gains of 16 percent for both the second quarter and first half. Each of these joint ventures and the company's fully-owned international operations contributed to first-half earnings growth.

Net interest expense for the first six months increased by $5.3 million compared to last year, primarily due to higher interest rates.

The effective tax rate for the first six months of fiscal 1996 of 36.7% was less than the 37.3% rate for the first six months of fiscal 1995 due primarily to the effects of state taxes.

                               PART II

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The Annual Meeting of Stockholders was held on September 18,
        1995.

        (b) All directors nominated were elected at the Annual Meeting.

        (c) For the election of directors, the results were as follows:

           Richard M. Bressler For          134,678,727
                               Withheld         682,432

           Livio D. DeSimone   For          135,342,058
                               Withheld          19,101

           William T. Esrey    For          135,324,654
                               Withheld          36,505

           Charles W. Gaillard For          135,314,580
                               Withheld          46,579

           Judith R. Hope      For          135,243,799
                               Withheld         117,360

           Kenneth A. Macke    For          135,310,121
                               Withheld          51,038

           George Putnam       For          135,300,397
                               Withheld          60,762

           Michael D. Rose     For          135,305,288
                               Withheld          55,871

           Stephen W. Sanger   For          135,341,378
                               Withheld          19,781

           A. Michael Spence   For          135,279,549
                               Withheld          81,610

           Dorothy A. Terrell  For          135,205,934
                               Withheld         155,225

           C. Angus Wurtele    For          135,332,246
                               Withheld          28,913

        On the ratification of the appointment of KPMG Peat Marwick LLP as auditors for fiscal 1996 the results were as follows:

                For:   135,401,311
           Withheld:       334,521
            Abstain:       277,775

        On the proposal to adopt the General Mills, Inc. 1995 Salary Replacement Stock Option Plan, the results were as follows:

                 For:   122,890,196
             Against:    11,702,115
             Abstain:     1,421,296

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        Exhibit 11  Statement re Computation of Earnings per Share.

        Exhibit 12  Statement re Ratio of Earnings to Fixed Charges.

        (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the second quarter of fiscal 1996.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENERAL MILLS, INC.
                                       (Registrant)

Date January 8, 1996          /s/ S. S. Marshall
                              S. S. Marshall
                              Senior Vice President,
                              General Counsel and Secretary


Date January 8, 1996          /s/ K. L. Thome
                              K. L. Thome
                              Senior Vice President,
                              Financial Operations

Exhibit 11

                           GENERAL MILLS, INC.
                    COMPUTATION OF EARNINGS PER SHARE
                  (In Millions, Except per Share Data)

                                                  Twenty-Six Weeks Ended
                                                November 26,  November 27,
                                                    1995         1994

Net Earnings                                        $282.6      $300.0



Computation of Shares:

 Weighted average number of shares outstanding,
  excluding shares held in treasury (a)              158.6       157.9

 Net shares resulting from the assumed exercise of
  certain stock options (b)                            3.0*        1.9*

 Shares potentially issuable under compensation plans    -*         .1*

 Total common shares and common share equivalents    161.6       159.9

Earnings per Share                                   $1.78       $1.90

Notes to Exhibit 11:

(a)Computed as the weighted average of net shares outstanding on stock-exchange trading days.

(b)Common share equivalents are computed by the "treasury stock" method. This method first determines the number of shares issuable under stock options that had an option price below the average market price for the period, and then deducts the number of shares that could have been repurchased with the proceeds of options exercised.

 * Common share equivalents are not material. As a result, earnings per share have been computed using the weighted average number of shares outstanding of 158.6 million and 157.9 million for the first six months of fiscal 1996 and 1995, respectively.

Exhibit 12
                 RATIO OF EARNINGS TO FIXED CHARGES

             Twenty-Six Weeks Ended               Fiscal Year Ended
            November 26, November 27,  May 28, May 29, May 30, May 31, May 26,
               1995         1994        1995     1994   1993    1992    1991

Ratio of
Earnings to
Fixed Charges  7.87         7.52        4.10     6.18   8.62    9.28    8.06

For purposes of computing the ratio of earnings to fixed charges, earnings represent pretax income from continuing operations plus fixed charges (net of capitalized interest). Fixed charges represent interest (whether expensed or capitalized) and one-third (the proportion deemed representative of the interest factor) of rents of continuing operations.