Form 10-Q
period 1996-02-25
GENERAL MILLS INC
filed 1996-04-08
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                                 FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of March 19, 1996, General Mills had 159,401,368 shares of its
$.10 par value common stock outstanding (excluding 44,751,964 shares held in treasury).
                      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (Unaudited) (In Millions, Except per Share Data)


                           Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                         February 25, February 26,   February 25, February 26,
                             1996       1995             1996       1995

Continuing Operations:

 Sales                     $1,309.2   $1,224.2         $4,033.9   $3,798.2

 Costs and Expenses:
   Cost of sales              533.1      520.9          1,654.8    1,576.2
   Selling, general and
     administrative           523.1      467.9          1,533.4    1,445.0
   Depreciation and
     amortization              45.0       46.7            138.4      137.8
   Interest, net               25.1       25.7             77.9       73.2
   Unusual expenses               -      139.6                -      139.6
   Total Costs and Expenses 1,126.3    1,200.8          3,404.5    3,371.8

 Earnings from Continuing
   Operations before Taxes    182.9       23.4            629.4      426.4

 Income Taxes                  66.6        3.2            230.5      153.4

 Earnings from Continuing
   Operations                 116.3       20.2            398.9      273.0

Discontinued Operations
  after Taxes                     -      (14.8)               -       32.4

Net Earnings                $ 116.3    $   5.4          $ 398.9    $ 305.4

Earnings per Share:
 Continuing operations      $   .73    $   .13         $   2.51    $  1.73
 Discontinued operations          -       (.10)               -        .20

Net Earnings per Share      $   .73    $   .03         $   2.51    $  1.93

Dividends per Share         $   .47    $   .47         $   1.41    $  1.41

Average Number of
  Common Shares               159.2      157.9            158.8      157.9


See accompanying notes to consolidated condensed financial statements.

                            GENERAL MILLS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In Millions)

                                          (Unaudited)  (Unaudited)
                                          February 25,  February 26,  May 28,
                                              1996         1995        1995
ASSETS
Current Assets:
 Cash and cash equivalents                   $  35.7     $  26.2    $  13.0
 Receivables                                   375.5       345.9      277.3
 Inventories:
  Valued primarily at FIFO                     214.5       181.1      134.7
  Valued at LIFO (FIFO value exceeds LIFO by
    $55.0, $47.7 and $53.0, respectively)      205.7       278.7      237.3
 Prepaid expenses and other current assets      90.4        94.9       80.8
 Deferred income taxes                         135.1       142.1      153.8
    Total Current Assets                     1,056.9     1,068.9      896.9

Land, Buildings and Equipment, at Cost       2,521.3     2,576.7    2,611.9
 Less accumulated depreciation              (1,176.2)   (1,116.2)  (1,155.3)
    Net Land, Buildings and Equipment        1,345.1     1,460.5    1,456.6
Net assets of Discontinued Operations              -     1,637.5          -
Other Assets                                 1,034.2       996.1    1,004.7

Total Assets                                $3,436.2    $5,163.0   $3,358.2

LIABILITIES AND EQUITY
Current Liabilities:
 Accounts payable                            $ 505.4     $ 427.0    $ 494.0
 Current portion of long-term debt              66.9       125.3       93.7
 Notes payable                                 216.0       728.9      112.9
 Accrued taxes                                 149.9        47.2      108.8
 Other current liabilities                     312.9       403.2      411.5
    Total Current Liabilities                1,251.1     1,731.6    1,220.9
Long-term Debt                               1,242.7     1,482.9    1,400.9
Deferred Income Taxes                          261.2       249.1      248.6
Deferred Income Taxes - Tax Leases             160.4       177.0      169.1
Other Liabilities                              169.1       169.3      177.7
    Total Liabilities                        3,084.5     3,809.9    3,217.2

Common Stock Subject to Put Options                -        20.0          -

Stockholders' Equity:
 Cumulative preference stock, none issued          -           -          -
 Common stock, 204.2 shares issued             383.3       357.6      379.5
 Retained earnings                           1,410.4     2,542.0    1,233.3
 Less common stock in treasury, at cost,
  shares of 44.8, 46.1 and 46.3,
  respectively                              (1,338.7)   (1,375.1)  (1,372.1)
 Unearned compensation and other               (52.9)     (135.4)     (57.9)
 Cumulative foreign currency adjustment        (50.4)      (56.0)     (41.8)
    Total Stockholders' Equity                 351.7     1,333.1      141.0

Total Liabilities and Equity                $3,436.2    $5,163.0   $3,358.2

See accompanying notes to consolidated condensed financial statements.

                            GENERAL MILLS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited) (In Millions)

                                                  Thirty-Nine Weeks Ended
                                                 February 25, February 26,
                                                      1996        1995

Cash Flows - Operating Activities:
 Earnings from continuing operations                $398.9       $273.0
 Adjustments to reconcile earnings to cash flow:
   Depreciation and amortization                     138.4        137.8
   Deferred income taxes                              26.0         85.0
   Change in current assets and liabilities         (121.3)      (449.2)
   Unusual expenses                                      -        139.6
   Other, net                                         (3.8)       (10.3)
 Cash provided by continuing operations              438.2        175.9
 Cash provided (used) by discontinued operations     (14.5)       173.8
   Net Cash Provided by Operating Activities         423.7        349.7

Cash Flows - Investment Activities:
 Purchases of land, buildings and equipment          (89.4)      (104.1)
 Investments in businesses, intangibles
   and affiliates                                    (29.5)       (34.9)
 Purchases of marketable investments                 (19.7)       (19.6)
 Proceeds from sale of marketable investments         21.8         16.4
 Other, net                                           (2.3)       (17.7)
 Discontinued operations investment activities, net      -       (289.2)
   Net Cash Used by Investment Activities           (119.1)      (449.1)

Cash Flows - Financing Activities:
 Increase in notes payable                            28.8        288.3
 Issuance of long-term debt                           40.4        133.1
 Payment of long-term debt                          (150.5)       (51.0)
 Common stock issued                                  34.9         17.8
 Purchases of common stock for treasury               (1.7)       (57.7)
 Dividends paid                                     (223.8)      (223.5)
 Other, net                                          (10.0)        (9.2)
   Net Cash Provided (Used) by
     Financing Activities                           (281.9)        97.8

Increase (Decrease) in Cash and Cash Equivalents    $ 22.7        $(1.6)

See accompanying notes to consolidated condensed financial statements.

                         GENERAL MILLS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirty-nine weeks ended February 25, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 1996.

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

(3) Statements of Cash Flows

During the first nine months, we paid $67.1 million for interest (net of amount capitalized) and $148.8 million for income taxes.

(4) Long-term Debt

In the third quarter of fiscal 1996, a new shelf registration statement filed with the Securities and Exchange Commission became effective for the issuance of up to $500 million in unsecured debt securities. The registration includes our continuing medium-term note program.

(5) Unusual Items

In the third quarter of fiscal 1995, we recorded restructuring charges related to shutting down and scaling back production systems at four food manufacturing locations. The charges primarily included asset write-offs, costs to dispose of assets and severance costs. These charges totalled $139.6 million pretax, and $82.8 million after tax ($.52 per share). Additional restructuring charges totaling $43.6 million pretax, $28.8 million after tax ($.19 per share) were recorded in the fourth quarter of fiscal 1995. It is expected that these restructuring activities will be substantially completed by the end of fiscal 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

During the fiscal year ended May 28, 1995 the company spun off its restaurant operations as a separate, free-standing company, Darden Restaurants, Inc., and sold the Gorton's frozen and canned seafood products business. The financial statements present the related assets and results as Discontinued Operations. The restaurant spinoff reduced Stockholders' Equity by $1,218.7 million at May 28, 1995.

Continuing operations generated $262.3 million more cash through the first nine months of fiscal 1996 than in the same prior-year period.
The increase in cash provided from continuing operations was mainly due to stronger operating results and a lower rate of increase in working capital. Our cash flow also reflected lower capital expenditures.
Capital expenditures through nine months totaled $89.4 million, and for the full fiscal year are expected to reach approximately $125 million compared to $157 million in the prior year. If our operations perform as expected in the final quarter, we should generate significant cash from operations after capital investments for fiscal 1996, which is consistent with our longer-term cash flow expectations. For fiscal 1996 through 1998, we expect our capital investment needs (including development spending for our international joint ventures) to average significantly less per year than in the previous five-year period.
Subject to meeting earnings-increase expectations, cash flow from operations after capital investments should grow and would be available to support growth initiatives including new business development, stock repurchases and dividend increases.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. First nine months' activity included new debt of $35.0 million and principal payments of $141.3 million under this program.

In February 1996, we filed a new shelf registration statement with the Securities and Exchange Commission permitting the issuance of up to $500 million in unsecured debt securities, which will be available for the issuance of medium-term notes under our continuing program and for other long-term debt offerings.

The nine months' cash flow has permitted us to reduce total debt
(including Deferred Income Taxes-Tax Leases) by $90.6 million (long-term debt, exclusive of current portion, was reduced by $158.2 million). During the same period Total Stockholders' Equity has increased by $210.7 million.

RESULTS OF OPERATIONS

Third quarter sales of $1,309.2 million grew 7 percent from the prior year. Year-to-date sales of $4,033.9 million grew 6 percent. Third quarter earnings from operations of $116.3 million ($.73 per share) were up 13 percent from $103.0 million ($.65 per share) before restructuring charges of $82.8 million ($.52 per share), reported last year. Last year's third-quarter restructuring charges primarily related to elimination of the company's least-efficient consumer foods manufacturing capacity. Including those charges, 1995 earnings per share for continuing operations were 13 cents in the third quarter and $1.73 through nine months. Cumulative earnings of $398.9 million ($2.51 per share) were up 12 percent from $355.8 million ($2.25 per share) before restructuring charges, reported last year. The prior-year comparisons exclude results for Gorton's and the restaurant operations.


The record results through nine months keep General Mills on pace toward its fiscal 1996 goal. The third-quarter results were driven by strong performance across our domestic businesses, including broad-based unit volume growth, strong profit gains by Big G cereals, Betty Crocker mixes and Gold Medal, and profit recovery in snacks. Year to date, the good progress reflects this domestic business momentum, as well as solid productivity improvement and accelerating international performance.

Third-quarter results for U.S. operations reflected unit volume gains for every major business unit. Total domestic retail unit volume was up 7 percent from the prior year period, when volume was affected by the company's transition to new, efficient promotion strategies that have increased overall efficiency but resulted in one-time trade inventory reductions when they were implemented. This year's third-quarter volume strength included an 11 percent gain for Betty Crocker products driven by Helper dinner mixes, and a 10 percent volume gain for snacks fueled by innovative new offerings such as Pop Secret Jumbo Pop microwave popcorn and Sweet Rewards fat-free snack bars. Gold Medal products' volume grew 9 percent on the strength of dessert and baking mix performance. Big G cereals posted a 5 percent volume gain, and Yoplait-Colombo yogurt volume grew 3 percent.

Big G's 5 percent volume gain for the period outpaced a strengthening ready-to-eat cereal market. Category volume in all measured outlets grew nearly
2 percent in the quarter, the strongest rate of growth in 18 months. Big G's performance was driven by well-supported product innovation efforts. These include new Frosted Cheerios, which achieved a 1.5 percent pound market share for the period; product improvements on several established brands; and the recent repositioning and relaunch of two cereals (Honey Frosted Wheaties and Crispy Wheaties `n Raisins) as extensions of the Wheaties brand franchise. Big G's pound share of the U.S. grocery cereal market was 24.3 percent in the third quarter, up 1.2 points from the same period a year earlier. Nine-month share was up 1.5 points to 23.4 percent.

Through nine months, total domestic retail volume was up 6 percent, led by gains of 10 percent for Big G cereals and 6 percent for Betty Crocker. Market shares were even or up for most major product lines with the exception of fruit and grain snacks, where further product innovation is needed to fully restore share levels.

Results for international operations were on target through nine months, including planned heavy development spending in the third quarter to support new market expansion by the company's international strategic alliances. Continued strong international volume gains boosted General Mills' worldwide unit volume growth to 8 percent for both the third quarter and nine months. General Mills' Canadian food operations reported volume gains of 5 percent in the quarter and 11 percent through nine months. Cereal Partners Worldwide (CPW), the company's cereal joint venture with Nestle, achieved a 23-percent volume increase in the quarter and 22-percent growth through nine months, with share gains in nearly every major market. Unit volume for the Snack Ventures Europe joint venture with PepsiCo Foods International grew 10 percent in the third quarter and 14 percent through nine months, including expansion into Eastern European markets. Late in the quarter, the International Dessert Partners joint venture with CPC International began introducing its initial line of dessert mix products in northern Mexico. Expansion to additional Latin American markets is planned later in the calendar year.

Net interest expense for the first nine months increased by $4.7 million compared to last year, primarily due to higher interest rates.

The effective tax rate for the first nine months of fiscal 1996 of 36.6% was more than the 36.0% rate for the first nine months of fiscal 1995. Last year's rate was lower because of the incremental tax benefit on the $139.6 million (pretax) restructuring charge recorded in last year's third quarter results.

                        PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

   (a)    Exhibits

          Exhibit 11  Statement re Computation of Earnings per Share.

          Exhibit 12  Statement re Ratio of Earnings to Fixed Charges.

          Exhibit 27  Financial Data Schedule.

   (b)    Reports on Form 8-K

          On December 19, 1995, the Company filed a report on Form
          8-K dated December 11, 1995 which included exhibits containing
          (i) the Rights Agreement, dated as of December 11, 1995, between General Mills, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent; (ii) the Company's By-Laws as amended by the Board of Directors on December 11, 1995; and (iii) a new form of Management Continuity Agreement approved by the Board of Directors on December 11, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENERAL MILLS, INC.
                                      (Registrant)

Date April 5, 1996                /s/ S. S. Marshall
                                  S. S. Marshall
                                  Senior Vice President,
                                  General Counsel and Secretary


Date April 5, 1996                /s/ K. L. Thome
                                  K. L. Thome
                                  Senior Vice President,
                                  Financial Operations