Form 10-K
period 1996-05-26
GENERAL MILLS INC
filed 1996-08-23
CIK 40704

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                     -------
                                    FORM 10-K
                                     -------
(MARK ONE)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]
                         FOR THE FISCAL YEAR ENDED MAY 26, 1996
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM  ..............  TO .............
                          COMMISSION FILE NUMBER 1-1185
                                     -------
                               GENERAL MILLS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                DELAWARE                               41-0274440
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

   NUMBER ONE GENERAL MILLS BOULEVARD
             MINNEAPOLIS, MN                              55426
          (MAIL: P.O. BOX 1113)                       (MAIL: 55440)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)
                                 (612) 540-2311
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                  -------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                  NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                     ON WHICH REGISTERED
           -------------------                     -------------------
      Common Stock, $.10 par value               New York Stock Exchange
                                                 Chicago Stock Exchange
                                  -------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE
                                  -------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]
     Aggregate market value of Common Stock held by non-affiliates of the
Registrant, based on the closing price of $55.125 per share as reported on the
New York Stock Exchange on August 1, 1996:  $8,663.3 million.
     Number of shares of Common Stock outstanding as of August 1, 1996:
157,157,501 (excluding 46,995,831 shares held in the treasury).
                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of Registrant's Proxy Statement dated August 22, 1996 are incorporated by reference into Part III, and portions of
                 Registrant's 1996 Annual Report to Stockholders
             are incorporated by reference into Parts I, II and IV.
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS.
     General Mills, Inc. was incorporated in Delaware in 1928. The Company is engaged in the manufacture and marketing of consumer foods products. The terms "General Mills," "Company" and "Registrant" mean General Mills, Inc. and its subsidiaries unless the context indicates otherwise.

     RECENT DEVELOPMENTS.
     On August 13, 1996, the Company entered into an agreement to purchase the branded ready-to-eat cereal and snack mix businesses of Ralcorp Holdings, Inc., including its CHEX and COOKIE CRISP brands, for a total price of $570 million, payable in General Mills common stock and through the assumption of Ralcorp debt. The acquisition is expected to close following approval by Ralcorp shareholders and federal regulatory agencies. The transaction includes a Cincinnati, Ohio manufacturing facility that employs 240 people, and trademark and technology rights for the branded products in the Americas.

     GENERAL BUSINESS.
     The Company is a leading producer of packaged consumer foods and markets its products primarily through its own sales organizations, supported by advertising and other promotional activities. Such products are primarily distributed directly to retail food chains, co-operatives, membership stores and wholesalers. Certain food products, such as yogurt and some foodservice products, are sold through distributors and brokers.

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

     CEREALS.    General Mills produces and sells a number of ready-to-eat
cereals, including such brands as: CHEERIOS, HONEY NUT CHEERIOS, APPLE CINNAMON CHEERIOS, MULTI-GRAIN CHEERIOS, WHEATIES, LUCKY CHARMS, CORN TOTAL, WHEAT TOTAL, TRIX, GOLDEN GRAHAMS, KIX, BERRY BERRY KIX, FIBER ONE, REESE'S PEANUT BUTTER PUFFS, COCOA PUFFS, CRISPY WHEATIES 'N RAISINS, CINNAMON TOAST CRUNCH, CLUSTERS, RAISIN NUT BRAN, TOTAL RAISIN BRAN, OATMEAL CRISP, TRIPLES and BASIC 4. In fiscal 1996, the Company introduced FROSTED CHEERIOS, HONEY FROSTED WHEATIES and TEAM USA CHEERIOS.

     DESSERTS, FLOUR AND BAKING MIXES.    General Mills makes and sells a line
of dessert mixes under the BETTY CROCKER trademark, including SUPERMOIST layer cakes, CREAMY DELUXE and WHIPPED DELUXE ready-to-spread frostings, SUPREMe brownie mixes, SUPREME dessert bars, muffin mixes, and SWEET REWARDS fat-free and reduced-fat dessert mixes. The Company markets a variety of baking mixes under the BISQUICK trademark, sells pouch mixes under the BETTY CROCKER and GOLD MEDAL names, and produces family flour under the GOLD MEDAL brand, introduced in 1880, and regional brands such as LA PINA, ROBIN HOOD and RED BAND. The Company also engages in grain merchandising, produces ingredient flour for internal requirements and sells flour to bakery, foodservice and manufacturing markets.

     DINNER AND SIDE DISH PRODUCTS.    General Mills manufactures a line of
BETTY CROCKER dry packaged dinner mixes under the HAMBURGER HELPER, TUNA HELPER, and SKILLET CHICKEN HELPER trademarks. Also under the BETTY CROCKER trademark, the Company sells dry packaged specialty potatoes, POTATO BUDS instant mashed potatoes, POTATO SHAKERS seasoning mixes, SUDDENLY SALAD and BAC*O'S salad topping.

     SNACK PRODUCTS AND BEVERAGES.    General Mills markets POP SECRET microwave
popcorn; a line of grain snacks including new lowfat chewy and traditional crunchy NATURE VALLEY granola bars and DUNKAROOS; a line of fruit snacks including FRUIT ROLL-UPS, FRUIT BY THE FOOT, GUSHERS, FRUIT STRING THING, BUGS BUNNY and TASMANIAN DEVIL; a line of fat-free snack bars under the name SWEET REWARDS and a savory snack marketed under the name BUGLES. The Company also produces and sells a line of single-serving fruit juice drinks marketed under the SQUEEZIT trademark and SQUEEZIT 100, a 100% juice beverage.

     YOGURT PRODUCTS.    Yoplait USA manufactures and sells a line of yogurt,
including YOPLAIT ORIGINAL, YOPLAIT LIGHT, CUSTARD STYLE, FAT FREE FRUIT ON THE BOTTOM, TRIX, a layered yogurt for children and YOPLAIT CRUNCHY LIGHT, a non-fat yogurt with an overcap of crunchy toppings. Yoplait USA also markets frozen yogurt and novelties under a licensing arrangement. The Colombo yogurt business manufactures and sells a variety of refrigerated cup yogurt products under the COLOMBO brand name.

     FOODSERVICE.    The Foodservice division markets General Mills branded
baking mixes, cereals, snacks, refrigerated and soft frozen yogurt and custom products to the commercial and non-commercial sectors, including airlines, schools, restaurants and food management companies.

     INTERNATIONAL FOOD OPERATIONS.    General Mills Canada, Inc. manufactures
and sells BIG G ready-to-eat cereals in Canada. It also markets BETTY CROCKER dessert, baking and packaged dinner mixes and snacks in Canada, licenses food products for manufacture in Europe and the Asia/Pacific region, and exports flour and packaged products throughout the world.

     Cereal Partners Worldwide (CPW), the Company's joint venture with Nestle, S.A. through various entities, competes in more than 60 countries and republics, including, its newest market, Argentina. The following products under the umbrella NESTLE trademark were marketed in fiscal 1996: TRIO, CLUSTERS, NESQUICK, MULTI-CHEERIOS, HONEY NUT CHEERIOS, GOLDEN GRAHAMS, CINI MINIS, CHOCAPIC, TRIX, ESTRELITAS, GOLD, KIX, MILO, FIBRE 1, KANGUS, SPORTIES, FITNESS, SHREDDED WHEAT, SHREDDIES, COUNTRY CORN FLAKES, APPLE PUFFS, HONEY STARS AND KOKO KRUNCH. CPW also manufactures private label cereals for customers in the United Kingdom. The Company has a 50% equity interest in CPW. See Note Four to Consolidated Financial Statements appearing on page 24 of the Company's 1996 Annual Report to Stockholders, incorporated herein by reference.

     Snack Ventures Europe (SVE), the Company's joint venture with PepsiCo, Inc., manufactures and sells snack foods in Holland, France, Belgium, Spain, Portugal, Greece, Italy, Estonia, Hungary, Russia and Slovakia. The Company has a 40.5% equity interest in SVE. See Note Four to Consolidated Financial Statements appearing on page 24 of the Company's 1996 Annual Report to Stockholders, incorporated herein by reference.


     International Dessert Partners L.L.C. (IDP), the Company's joint venture with CPC International Inc., began selling baking and dessert mixes in Latin America in fiscal 1996 under a joint venture agreement executed in December, 1994. The Company has a 50% equity interest in IDP. See Note Four to Consolidated Financial Statements appearing on page 24 of the Company's 1996 Annual Report to Stockholders, incorporated herein by reference.


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

Although General Mills has some long-term contracts, the majority of such raw materials are purchased on the open market. Prices of most raw materials will probably increase over the long term. Nonetheless, General Mills believes that it will be able to obtain an adequate supply of needed ingredients and packaging materials. Occasionally and where possible, General Mills makes advance purchases of commodities significant to its business in order to ensure continuity of operations. The Company's objective is to procure ingredients meeting both the Company's quality standards and its production needs at the lowest total costs to the Company. The Company's strategy is to buy these ingredients at price levels that allow a targeted profit margin. Since ingredients generally represent the largest variable cost in manufacturing the Company's products, to the extent possible, the Company hedges the risk associated with adverse price movements of grains and vegetable oils using exchange-traded futures and options and forward cash contracts. These tools enable the Company to manage the related commodity price risk over periods of time that exceed the period of time in which the physical commodity is available. Sugar is not hedged since there is no viable derivative market that meets the Company's needs. Accordingly, the Company uses hedging to mitigate the risks associated with adverse price movements and not to speculate in the marketplace. See also Note Seven to Consolidated Financial Statements appearing on page 26 of the Company's 1996 Annual Report to Stockholders, incorporated herein by reference.

     CAPITAL EXPENDITURES.   During the three fiscal years ended May 26, 1996,
General Mills expended $498 million for capital expenditures, not including the cost of acquired companies. The Company expects to spend approximately $170 million for such purposes in fiscal 1997.

     RESEARCH AND DEVELOPMENT.   The main research and development facilities
are located at the James Ford Bell Technical Center in Golden Valley (suburban Minneapolis), Minnesota. With a staff of approximately 760, the Center is responsible for most of the food research for the Company. Approximately one-half of the staff hold degrees in various chemical, biological and engineering sciences. Research and development expenditures (all Company-sponsored) amounted to $60.1 million in fiscal 1996, $59.8 million in fiscal 1995 and $59.1 million in fiscal 1994. General Mills' research and development resources are focused on new product development, product improvement, process design and improvement, packaging and exploratory research in new business areas.

     EMPLOYEES.   At May 26, 1996, General Mills had approximately 9,800
employees.

     ENVIRONMENTAL MATTERS.   As of June 30, 1996, the Company has received
notices advising it that there have been releases or threatened releases of hazardous substances or wastes at 10 sites, and alleging that the Company is potentially responsible for cleaning up those sites and/or paying certain costs in connection with those sites. These matters involve several different procedural contexts, including litigation initiated by governmental authorities and/or private parties, administrative proceedings commenced by regulatory agencies, and demand letters issued by regulatory agencies and/or private parties. The Company recognizes that its potential exposure with respect to any of these sites may be joint and several, but has concluded that its probable aggregate exposure is not material. This conclusion is based upon, among other things, the Company's payments and/or accruals with respect to each site; the number, ranking, and financial strength of other potentially responsible parties identified at each of the sites; the status of the proceedings, including various settlement agreements, consent decrees or court orders; allocations of volumetric waste contributions and allocations of relative responsibility among potentially responsible parties developed by regulatory agencies and by private parties; remediation cost estimates prepared by governmental authorities or private technical consultants; and the Company's historical experience in negotiating and settling disputes with respect to similar sites.

     Based on current facts and circumstances, General Mills believes that neither the results of these proceedings nor its compliance in general with environmental laws or regulations will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

     SEGMENT INFORMATION.   Reporting financial information relating to industry
segments of General Mills was discontinued as of May 28, 1995 with the distribution of the restaurant business. For a description of the distribution, see Note Two to Consolidated Financial Statements appearing on page 24 of the Company's 1996 Annual Report to Stockholders, incorporated herein by reference. Geographic financial information is found in Note Eighteen to Consolidated Financial Statements appearing on page 33 of the Company's 1996 Annual Report to Stockholders, incorporated herein by reference.


EXECUTIVE OFFICERS OF THE REGISTRANT
     The executive officers of the Company, together with their ages and business experience, are set forth below.

     Dean Belbas, age 64, is Senior Vice President, Investor Relations. Mr. Belbas joined General Mills in 1956, was elected Vice President in 1977 and was elected Senior Vice President in 1995.

     Y. Marc Belton, age 37, is Vice President; President, Snacks. Mr. Belton joined the Company in 1983 and served in various food marketing management positions. He was appointed a Vice President of the Company in 1991 and named to his present position in 1994.

     Edward K. Bixby, age 60, is Senior Vice President; President, Consumer Foods Sales and Distribution. Mr. Bixby joined the Company in 1958 and served as General Manager of several Consumer Foods divisions. Mr. Bixby was elected Senior Vice President, General Manager, Grocery Products Sales Division in 1987, named President, Consumer Foods Sales in 1989 and named to his present position in 1994.

     Randy G. Darcy, age 45, is Senior Vice President, Operations. Mr. Darcy joined the Company in 1987 and was named Vice President, Director of Manufacturing, Technology and Operations in 1989 and named to his present position in 1994.

     Stephen R. Demeritt, age 52, is Executive Vice President of General Mills and Chief Executive Officer of CPW, S.A., a joint venture of General Mills and Nestle, S.A. Mr. Demeritt joined the Company in 1969 and was named a Marketing Director in the Big G Division in 1976, appointed a Vice President of the Company in 1983, named President of General Mills Canada, Inc. in 1986, elected Senior Vice President of General Mills in 1992, and named Chief Executive Officer of CPW, S.A. in 1993. He was named to his present position in 1996.

     Jon L. Finley, age 42, is Senior Vice President; President, Gold Medal, a division that includes Gold Medal and other family flour, Bisquick baking mix and Betty Crocker desserts and baking mixes. Mr. Finley joined the Company in 1983 and was named President, Yoplait USA in 1991, appointed a Vice President of the Company in 1991, elected Senior Vice President in 1994, named Senior Vice President, New Business in 1995 and named to his present position in 1996.

     Leslie M. Frecon, age 43, is Senior Vice President, Corporate Finance. Ms. Frecon joined the Company in 1981 as Manager of Acquisitions and was named Director of Acquisitions in 1983, Controller of Foodservice in 1989 and Controller of Sperry in 1991. She was named a Vice President of the Company in 1991 and was elected to her present position in 1993.

     Charles W. Gaillard, age 55, was elected President of General Mills, effective May 28, 1995, with responsibility for all domestic marketing divisions. He was previously Vice Chairman of General Mills, Inc. with responsibility for Big G, Consumer Food Sales and Yoplait. He earlier served as Chief Executive Officer of Cereal Partners Worldwide, a joint venture of the Company and Nestle, S.A. and as President of Big G. Mr. Gaillard joined General Mills in 1966 and has served in various food marketing management positions. He was elected a Senior Vice President in 1985 and Executive Vice President in 1989.

     Stephen J. Garthwaite, age 52, is Senior Vice President, Innovation and Technology. Mr. Garthwaite joined the Company in 1982 as Vice President, Director of Corporate Research and was named Vice President, Research and Development for the Betty Crocker Division in 1986. He assumed the position of Vice President, Research and Development for Consumer Foods in 1987, was elected Senior Vice President, Research and Development in 1989, was named Senior Vice President, Technology and Operations in 1990 and was named to his present position in 1994.

     Eric J. Larson, age 40, is Senior Vice President. Mr. Larson joined the Company in this position in June 1996 from Morgan Stanley & Co. where he had been a partner and senior analyst covering packaged food, agri-business, foodservice, tobacco and selected beverage companies since 1992. He previously worked as an analyst covering consumer products companies at First Boston Corporation and Paine Webber. In late 1996 Mr. Larson will assume responsibility for Investor Relations.

     Siri S. Marshall, age 48, is Senior Vice President, General Counsel and Secretary. Ms. Marshall joined the Company in this position in 1994 from Avon Products, Inc. where she held the positions of Senior Vice President, General Counsel and Secretary from 1992 to 1994 and Vice President-Legal and Government Affairs and Secretary from 1990 to 1992.

     David D. Murphy, age 44, is Senior Vice President; President, International Foods. Mr. Murphy joined the Company in 1976, and served as the head of several divisions including Minnetonka, Betty Crocker Products and Big G. He was elected a Senior Vice President in 1991, named President of General Mills Canada in 1993 and named to his present position in 1996.

     Michael A. Peel, age 46, is Senior Vice President, Personnel. Mr. Peel joined the Company in this position in 1991 from PepsiCo, Inc. where he was Senior Vice President, Personnel, responsible for PepsiCo Worldwide Foods.

     Kendall J. Powell, age 42, is Vice President; President, Yoplait USA. Mr. Powell joined the Company in 1979 and was appointed a Vice President of General Mills and named Marketing Director of Cereal Partners U.K. in 1990. He was named to his present position in 1995.

     Jeffrey J. Rotsch, age 46, is Senior Vice President; President, Big G. Mr. Rotsch joined the Company in 1974 and was named Vice President, Director of Marketing for the Betty Crocker Division in 1987, Vice President, General Manager for Betty Crocker main meals and side dishes in 1989, elected Senior Vice President in 1993 and named to his present position in 1994.

     Roger W. Rumble, age 59, is Vice President; President, Foodservice. Mr. Rumble joined the Company in 1959, and was named Vice President, Director of Marketing, Foodservice in 1987, Vice President, Assistant General Manager, Sperry Division in 1988, and named to his present position in 1989.

     Stephen W. Sanger, age 50, is Chairman and Chief Executive Officer of General Mills, Inc., a position to which he was elected May 28, 1995. Mr. Sanger joined the Company in 1974 and served as the head of several business units, including Yoplait USA and Big G. He was elected a Senior Vice President in 1989, Executive Vice President in 1991, Vice Chairman in 1992 and President in 1993.

     Christina L. Steiner, age 43, is Vice President; President, Betty Crocker. Ms. Steiner joined the Company in 1976 and was appointed a Vice President in 1987. She was appointed Vice President, New Business Development for Yoplait USA in 1991, Vice President, General Manager of Betty Crocker Products' Main Meals and Side Dishes in 1992, and named to her present position in 1994.

     Austin P. Sullivan, Jr., age 56, is Senior Vice President, Corporate Relations. Mr. Sullivan joined the Company in 1976, was named a Vice President in 1978, named Director of Public Affairs in 1979 and assumed responsibility for Corporate Communications in 1993. He was named to his present position in 1994.

     Kenneth L. Thome, age 48, is Senior Vice President, Financial Operations. Mr. Thome joined the Company in 1969 and was named Vice President, Controller for Convenience and International Foods Group in 1985, Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991 and was elected to his present position in 1993.

     Raymond G. Viault, age 52, is Vice Chairman of the Company, with overall responsibility for all international operations and business development, as well as for all financial activities of the Company. Mr. Viault joined the Company in January 1996 from Philip Morris, where he had been based in Zurich, Switzerland, serving since 1990 as President of Kraft Jacobs Suchard. Mr. Viault had been with Kraft General Foods a total of 20 years, serving in a variety of major marketing and general management positions.


CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

     The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     Among the factors which have affected and may continue to affect operating results are the following: (i) significant price competition by the largest branded cereal manufacturers, including competitive promotional spending levels; and (ii) high ingredient prices compared to historical levels. The Company's operating results may also be affected by other external factors such as: the effect of economic conditions; the impact of competitive products and pricing; product development; actions of competitors; changes in laws and regulations, including changes in accounting standards; customer demand; effectiveness of advertising and marketing spending or programs; consumer perception of health-related issues; fluctuations in the cost and availability of supply-chain resources; and foreign economic conditions, including currency rate fluctuations.

     The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ITEM 2.   PROPERTIES.
     The Company's principal executive offices and main research laboratory are Company-owned and located in the Minneapolis, Minnesota metropolitan area. General Mills operates numerous manufacturing facilities and maintains many sales and administrative offices and warehouses, mainly in the United States. Other facilities are also operated in Canada.

     General Mills operates ten major consumer foods plants for the production of cereal products, prepared mixes, convenience foods and other food products. These facilities are located at Albuquerque, New Mexico; Buffalo, New York; Cedar Rapids, Iowa; Chicago, Illinois area (3); Covington, Georgia; Lodi, California; Toledo, Ohio; and Etobicoke, Canada. The Company owns seven flour mills located at Avon, Iowa; Buffalo, New York; Great Falls, Montana; Johnson City, Tennessee; Kansas City, Missouri; Vallejo, California; and Vernon, California. The Company operates seven terminal grain elevators and has country grain elevators in 28 locations, primarily in Idaho and Montana.

     General Mills also has eight other food and beverage production facilities with total floor space of approximately 555,000 square feet, including 231,000 square feet of leased space. General Mills also owns or leases warehouse space aggregating approximately 6,840,000 square feet, of which approximately 4,298,000 square feet are leased. A number of sales and administrative offices are maintained in the United States and Canada, totaling 1,761,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS.
      In management's opinion, there were no claims or litigation pending at May 26, 1996, the outcome of which could have a material adverse effect on the consolidated financial position of General Mills, Inc. and its subsidiaries. See the information contained under the section entitled "Environmental Matters," supra, for a discussion of environmental matters in which the Company is involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. -- Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The information relating to the market prices and dividends of the
Company's common stock contained in Note Nineteen to Consolidated Financial Statements appearing on page 33 of Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference. As of August 1, 1996, the number of record holders of common stock was 43,275. The Company's common stock ($.10 par value) is listed on the New York and Chicago Stock Exchanges.

ITEM 6.   SELECTED FINANCIAL DATA.
     The information for fiscal years 1992 through 1996 contained in the Eleven-Year Financial Summary on page 34 of Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
     The information set forth in the section entitled "Management's Discussion of Results of Operations and Financial Condition" on pages 16 through 18 of Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The information on pages 19 through 33 of Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
     DISCLOSURE. --Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information contained in the sections entitled "Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in Registrant's definitive proxy materials dated August 22, 1996 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
     The information contained on pages 20 through 23 of Registrant's definitive proxy materials dated August 22, 1996 is incorporated herein by reference. The information appearing under the heading "Report of Compensation Committee on Executive Compensation" is not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The information contained in the section entitled "Share Ownership of
Directors and Executive Officers" contained in Registrant's definitive proxy materials dated August 22, 1996 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. -- Not applicable.
- - ----------------------

The Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                                AUDITORS' REPORT


The Stockholders and the Board of Directors
General Mills, Inc.:

     Under date of June 26, 1996, we reported on the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 26, 1996 and May 28, 1995 and the related consolidated statements of earnings and cash flows for each of the fiscal years in the three-year period ended May 26, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended May 26, 1996. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

Minneapolis, Minnesota
June 26, 1996



                                AUDITORS' CONSENT


The Board of Directors
General Mills, Inc.:

     We consent to incorporation by reference in the Registration Statements (Nos. 2-49637, 33-56032 and 333-00745) on Form S-3 and Registration Statements (Nos. 2-13460, 2-53523, 2-66320, 2-91987, 2-95574, 33-24504, 33-27628, 33-
32059, 33-36892, 33-36893, 33-50337 and 33-62729) on Form S-8 of General Mills,
Inc. of our reports dated June 26, 1996, relating to the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 26, 1996 and May 28, 1995 and the related consolidated statements of earnings, cash flows and related financial statement schedule for each of the fiscal years in the three-year period ended May 26, 1996, which reports are included or incorporated by reference in the May 26, 1996 annual report on Form 10-K of General Mills, Inc.

     Our report covering the basic consolidated financial statements refers to changes in the method of accounting for investments in debt and equity securities in fiscal 1995 and postemployment benefits and income taxes in fiscal 1994.

                                        KPMG Peat Marwick LLP

Minneapolis, Minnesota
August 22, 1996

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)  1.   FINANCIAL STATEMENTS:

          Consolidated Statements of Earnings for the Fiscal Years Ended May 26, 1996, May 28, 1995 and May 29, 1994 (incorporated herein by reference to page 20 of the Registrant's 1996 Annual Report to Stockholders).

          Consolidated Balance Sheets at May 26, 1996 and May 28, 1995 (incorporated herein by reference to page 21 of the Registrant's 1996 Annual Report to Stockholders).

          Consolidated Statements of Cash Flows for the Fiscal Years Ended May 26, 1996, May 28, 1995 and May 29, 1994 (incorporated herein by reference to page 22 of the Registrant's 1996 Annual Report to Stockholders).

          Notes to Consolidated Financial Statements (incorporated herein by reference to pages 23 through 33 of the Registrant's 1996 Annual Report to Stockholders).

     2.   FINANCIAL STATEMENT SCHEDULES:

          For the Fiscal Years Ended May 26, 1996, May 28, 1995 and May 29,
          1994:

                    II - Valuation and Qualifying Accounts

     3.   EXHIBITS:

          3.1    -  Copy of Registrant's Restated Certificate of Incorporation,
                    as amended to date (incorporated herein by reference to
                    Exhibit 3.1 to Registrant's Annual Report on Form 10-K for
                    the fiscal year ended May 28, 1995).
          3.2    -  Copy of Registrant's By-Laws, as amended to date
                    (incorporated herein by reference to Exhibit 3 to
                    Registrant's Report on Form 8-K dated December 11, 1995).
          4.1    -  Copy of Indenture between Registrant and Continental
                    Illinois National Bank and Trust Company of Chicago, as
                    amended to date by Supplemental Indentures Nos. 1 through 8
                    (incorporated herein by reference to Exhibit 4 to
                    Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and to Exhibit 4(b) to Registrant's
                    Current Report on Form 8-K filed January 8, 1993).
          4.2    -  Copy of Rights Agreement dated as of December 11, 1995
                    between Registrant and Norwest Bank Minnesota, N.A.
                    (incorporated herein by reference to Exhibit 1 to
                    Registrant's Report on Form 8-K dated December 11, 1995).
          4.3    -  Copy of Indenture between Registrant and First Trust of
                    Illinois, National Association dated February 1, 1996
                    (incorporated herein by reference to Exhibit 4.1 to
                    Registrant's Registration Statement on Form S-3 effective
                    February 23, 1996).
        *10.1    -  Copy of Stock Option and Long-Term Incentive Plan of 1988,
                    as amended to date (incorporated herein by reference to
                    Exhibit 10.1 to Registrant's Annual Report on Form 10-K for
                    the fiscal year ended May 29, 1994).
        *10.2    -  Copy of Stock Option and Long-Term Incentive Plan of 1984,
                    as amended to date (incorporated herein by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994).

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         10.3   -   Distribution Agreement with Darden Restaurants, Inc. dated
                    May 12, 1995 (incorporated herein by reference to Exhibit 2 to Registrant's Report on Form 8-K dated May 28, 1995).
        *10.4   -   Copy of Executive Incentive Plan, as amended to date
                    (incorporated herein by reference to Exhibit 10.4 to
                    Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1995).
        *10.5   -   Copy of Management Continuity Agreement (incorporated herein by reference to Exhibit 4 to Registrant's Report on Form 8-K dated December 11, 1995).
        *10.6   -   Copy of Supplemental Retirement Plan, as amended to date
                    (incorporated herein by reference to Exhibit 10.6 to
                    Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994).
        *10.7   -   Copy of Executive Survivor Income Plan, as amended to date.
        *10.8   -   Copy of Executive Health Plan, as amended to date.
        *10.9   -   Copy of Supplemental Savings Plan, as amended to date
                    (incorporated herein by reference to Exhibit 10.9 to
                    Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994).
        *10.10  -   Copy of Compensation Plan for Non-Employee Directors, as
                    amended to date (incorporated herein by reference to Exhibit
                    10.10 to Registrant's Annual Report on Form 10-K for the
                    fiscal year ended May 31, 1992).
        *10.11  -   Copy of General Mills, Inc. 1995 Salary Replacement Stock
                    Option Plan.
        *10.12  -   Copy of Deferred Compensation Plan, as amended to date
                    (incorporated herein by reference to Exhibit 10.12 to
                    Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1995).
        *10.13  -   Copy of Supplemental Benefits Trust Agreement dated
                    February 9, 1987, as amended and restated as of
                    September 26, 1988 (incorporated herein by reference to
                    Exhibit 10.13 to Registrant's Annual Report on Form 10-K
                    for the fiscal year ended May 29, 1994).
        *10.14  -   Copy of Supplemental Benefits Trust Agreement dated
                    September 26, 1988 (incorporated herein by reference to
                    Exhibit 10.14 to Registrant's Annual Report on Form 10-K for
                    the fiscal year ended May 29, 1994).
         10.15  -   Copy of Agreements dated November 29, 1989 by and between
                    General Mills, Inc. and Nestle, S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant's Annual Report on
                    Form 10-K for the fiscal year ended May 28, 1995).
         10.16  -   Copy of Protocol and Addendum No. 1 to Protocol of Cereal
                    Partners Worldwide.
        *10.17  -   Copy of Stock Plan for Non-Employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.17 to
                    Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1995).
        *10.18  -   Copy of 1990 Salary Replacement Stock Option Plan, as
                    amended to date. (incorporated herein by reference to
                    Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
                    the fiscal year ended May 29, 1994).
         10.19  -   Copy of Addendum No. 2 dated March 16, 1993 to Protocol of
                    Cereal Partners Worldwide (incorporated herein by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K
                    for the fiscal year ended May 30, 1993).
         10.20  -   Copy of Agreement dated July 31, 1992 by and between General
                    Mills, Inc. and PepsiCo, Inc. (incorporated herein by reference to Exhibit 10.20 to Registrant's Annual Report on
                    Form 10-K for the fiscal year ended May 30, 1993).

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

        *10.21  -   Copy of Stock Option and Long-Term Incentive Plan of 1993,
                    as amended to date (incorporated herein by reference to
                    Exhibit 10.21 to Registrant's Annual Report on Form 10-K for
                    the fiscal year ended May 29, 1994).
         10.22  -   Copy of Standstill Agreement with CPC International, Inc.
                    dated October 17, 1994 (incorporated herein by reference to
                    Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q
                    for the period ended February 26, 1995).
         10.23  -   Copy of Addendum No. 3 effective as of March 15, 1993 to
                    Protocol of Cereal Partners Worldwide (incorporated herein by reference to Exhibit 10(b) to Registrant's Quarterly
                    Report on Form 10-Q for the period ended February 26, 1995).
          11    -   Statement of Determination of Common Shares and Common Share
                    Equivalents (contained on page 16 of this Report).
          12    -   Statement of Ratio of Earnings to Fixed Charges (contained on page 17 of this Report).
          13    -   1996 Annual Report to Stockholders (only those portions
                    expressly incorporated by reference herein shall be deemed filed with the Commission).
          21    -   List of Subsidiaries of General Mills, Inc.
          23    -   Consent of KPMG Peat Marwick LLP (contained on page 9 of
                    this Report).


* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  REPORTS ON FORM 8-K. -- Not applicable.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GENERAL MILLS, INC.

Dated: August 22, 1996
                                   By:    /s/ S. S. MARSHALL
                                      -----------------------------------------
                                              S. S. Marshall
                                          SENIOR VICE PRESIDENT,
                                       GENERAL COUNSEL AND SECRETARY


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                   TITLE                            DATE
      ---------                   -----                            ----

  /s/ R.M. BRESSLER         Director                          August 7, 1996
- - -----------------------                                    --------------------
  (Richard M. Bressler)


  /s/ L. DE SIMONE          Director                          August 8, 1996
- - -----------------------                                    --------------------
 (Livio D. DeSimone)


  /s/ W.T. ESREY            Director                          August 9, 1996
- - -----------------------                                    --------------------
 (William T. Esrey)


  /s/ C. W. GAILLARD        Director,                         August 8, 1996
- - -----------------------     President                      --------------------
  (Charles W. Gaillard)


  /s/ JUDITH R. HOPE        Director                          August 8, 1996
- - -----------------------                                    --------------------
  (Judith R. Hope)


  /s/ KENNETH MACKE         Director                          August 8, 1996
- - -----------------------                                    --------------------
 (Kenneth A. Macke)


  /s/ GEORGE PUTNAM         Director                          August 9, 1996
- - -----------------------                                    --------------------
   (George Putnam)


  /s/ M.D. ROSE             Director                          August 8, 1996
- - -----------------------                                    --------------------
  (Michael D. Rose)

      SIGNATURE                       TITLE                        DATE
      ---------                       -----                        ----

  /s/ S. W. SANGER          Chairman of the Board and         August 8, 1996
- - -----------------------     Chief Executive Officer        --------------------
  (Stephen W. Sanger)


  /s/ A. MICHAEL SPENCE     Director                          August 8, 1996
- - -----------------------                                    --------------------
  (A. Michael Spence)


  /s/ D. A. TERRELL         Director                          August 8, 1996
- - -----------------------                                    --------------------
(Dorothy A. Terrell)


  /s/ RAYMOND G. VIAULT     Director                          August 8, 1996
- - -----------------------     Vice Chairman                  --------------------
  (Raymond G. Viault)


  /s/ C. ANGUS WURTELE      Director                          August 8, 1996
- - -----------------------                                    --------------------
  (C. Angus Wurtele)


  /s/ KENNETH L. THOME      Senior Vice President,            August 8, 1996
- - -----------------------     Financial Operations           --------------------
  (Kenneth L. Thome)        (Principal Accounting Officer)

                      GENERAL MILLS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)


      COLUMN A                COLUMN B      COLUMN C      COLUMN D     COLUMN E
- - ------------------------      --------      --------      --------     --------
                                            ADDITIONS
                             BALANCE AT    CHARGED TO    DEDUCTIONS     BALANCE
                              BEGINNING     COSTS AND       FROM       AT END OF
DESCRIPTION                   OF PERIOD     EXPENSES      RESERVES      PERIOD
- - -----------                  -----------   ----------    ----------    --------

Allowance for possible
  losses on accounts
  receivable:

  Year ended May 26, 1996. .    $4.1          $ .1          $ .4 (a)     $4.1
                                                             (.3)(b)
                                ----          ----          ----         ----
      Total. . . . . . . . .    $4.1          $ .1          $ .1         $4.1
                                ----          ----          ----         ----
                                ----          ----          ----         ----


  Year ended May 28, 1995. .    $3.6          $1.0          $ .8 (a)     $4.1
                                                             (.3)(b)
                                ----          ----          ----         ----
      Total. . . . . . . . .    $3.6          $1.0          $ .5         $4.1
                                ----          ----          ----         ----
                                ----          ----          ----         ----


  Year ended May 29, 1994. .    $3.5          $ .9          $1.0 (a)     $3.6
                                                             (.2)(b)
                                ----          ----          ----         ----
  Total. . . . . . . . . . .    $3.5          $ .9          $ .8         $3.6
                                ----          ----          ----         ----
                                ----          ----          ----         ----


- - ---------------------------
Notes:

(a)  Bad debt write-offs.
(b)  Other adjustments and reclassifications.

                                                                      EXHIBIT 11

                               GENERAL MILLS, INC.
                 STATEMENT OF DETERMINATION OF COMMON SHARES AND
                            COMMON SHARE EQUIVALENTS
                                  (IN MILLIONS)


                                               Weighted average number of
                                             common shares and common share
                                             equivalents assumed outstanding
                                          ------------------------------------
                                               For the Fiscal Years Ended
                                          ------------------------------------
                                          May 26,       May 28,        May 29,
                                           1996          1995           1994
                                          -------       -------       --------

Weighted average number of common shares
  outstanding, excluding common stock
  held in treasury (a) . . . . . . . . .   158.9         158.0         159.1

Common share equivalents resulting from
  the assumed exercise of certain stock
  options (b). . . . . . . . . . . . . .     3.1*          2.1*          2.4*
                                           -----         -----         -----

Total common shares and common share
  equivalents. . . . . . . . . . . . . .   162.0         160.1         161.5
                                           -----         -----         -----
                                           -----         -----         -----


- - ---------------------------
Notes:

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

- - ---------------------------
* Common share equivalents are not material. As a result, earnings per share have been computed using the weighted average of common shares outstanding of 158.9 million, 158.0 million and 159.1 million for fiscal 1996, 1995 and 1994, respectively.

                                                                      EXHIBIT 12


                               GENERAL MILLS, INC.
                       RATIO OF EARNINGS TO FIXED CHARGES


                                               Fiscal Year Ended
                                -----------------------------------------------
                                May 26,   May 28,   May 29,   May 30,   May 31,
                                 1996      1995      1994      1993      1992
                                 ----      ----      ----      ----      ----

Ratio of Earnings to Fixed
  Charges. . . . . . . . . . .   6.94      4.10      6.18      8.62      9.28

   For purposes of computing the ratio of earnings to fixed charges, earnings represent pretax income from continuing operations, plus earnings or losses of joint ventures, plus fixed charges (net of capitalized interest). Fixed charges represent interest (whether expensed or capitalized) and one-third (the proportion deemed representative of the interest factor) of rents of continuing operations.

                                  EXHIBIT INDEX


     10.7  -   Copy of Executive Survivor Income Plan, as amended to date.
     10.8  -   Copy of Executive Health Plan, as amended to date.
     10.11 -   Copy of General Mills, Inc. 1995 Salary Replacement Stock Option
               Plan.
     10.16 -   Copy of Protocol and Addendum No. 1 to Protocol of Cereal
               Partners Worldwide.
     11    -   Statement of Determination of Common Shares and Common Share
               Equivalents (contained on page 16 of this Report).
     12    -   Statement of Ratio of Earnings to Fixed Charges (contained on page 17 of this Report).
     13    -   1996 Annual Report to Stockholders (only those portions
               expressly incorporated by reference herein shall be deemed filed with the Commission).
     21    -   List of Subsidiaries of General Mills, Inc.
     23    -   Consent of KPMG Peat Marwick (contained on page 9 of this
               Report).
     27    -   Financial Data Schedule.