Form 10-Q
period 1996-08-25
GENERAL MILLS INC
filed 1996-10-03
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of September 19, 1996, General Mills had 156,710,289 shares of its $.10 par value common stock outstanding (excluding 47,443,043 shares held in treasury).

                          Part I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited) (In Millions, Except per Share Data)



                                                 Thirteen Weeks Ended
                                                August 25,  August 27,
                                                  1996        1995

Sales                                            $1,315.6    $1,276.3

Costs and Expenses:
  Cost of sales                                     535.8       525.6
  Selling, general and administrative               510.7       458.8
  Depreciation and amortization                      42.9        46.7
  Interest, net                                      22.8        27.0
  Unusual items                                      48.4           -
                                                 --------    --------
   Total Costs and Expenses                       1,160.6     1,058.1
                                                 --------    --------

Earnings before Taxes and Earnings
  (Losses) of Joint Ventures                        155.0       218.2

Income Taxes                                         56.5        82.4

Earnings (Losses) from Joint Ventures                 (.8)        1.1
                                                 --------    --------

Net Earnings                                     $   97.7    $  136.9
                                                 ========    ========

Earnings per Share                               $    .62    $    .86
                                                 ========    ========

Dividends per Share                              $    .50    $    .47
                                                 ========    ========

Average Number of Common Shares                     157.9       158.4
                                                 ========    ========

See accompanying notes to consolidated condensed financial statements.


                               GENERAL MILLS, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In Millions)

                                                 (Unaudited) (Unaudited)
                                                 August 25,   August 27,    May 26,
                                                   1996         1995         1996
                                                 ---------    ---------   -------
ASSETS
Current Assets:
  Cash and cash equivalents                       $   33.1     $   16.7   $   20.6
  Receivables                                        429.3        330.1      337.8
  Inventories:
   Valued primarily at FIFO                          175.4        185.0      186.3
   Valued at LIFO (FIFO value exceeds LIFO by
      $57.0, $55.0 and $55.7, respectively)          254.2        249.3      209.2
  Prepaid expenses and other current assets          143.3         77.4      132.6
  Deferred income taxes                              111.7        142.6      108.6
                                                  --------     --------   --------
      Total Current Assets                         1,147.0      1,001.1      995.1
                                                  --------     --------   --------

Land, Buildings and Equipment, at Cost             2,447.8      2,624.2    2,508.0
  Less accumulated depreciation                   (1,194.9)    (1,187.3)  (1,195.6)
                                                  --------     --------   --------
      Net Land, Buildings and Equipment            1,252.9      1,436.9    1,312.4
Other Assets                                       1,013.5      1,017.0      987.2
                                                  --------     --------   --------

Total Assets                                      $3,413.4     $3,455.0   $3,294.7
                                                  ========     ========   ========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                                $  654.9     $  490.1   $  590.7
  Current portion of long-term debt                   96.3        130.8       75.4
  Notes payable                                      300.5        139.9      141.6
  Accrued taxes                                      180.7        165.3      124.3
  Other current liabilities                          236.5        378.5      259.9
                                                  --------     --------   --------
      Total Current Liabilities                    1,468.9      1,304.6    1,191.9
Long-term Debt                                     1,153.8      1,334.9    1,220.9
Deferred Income Taxes                                241.6        258.4      250.0
Deferred Income Taxes - Tax Leases                   158.0        169.6      157.5
Other Liabilities                                    165.3        177.8      166.7
                                                  --------     --------   --------
      Total Liabilities                            3,187.6      3,245.3    2,987.0
                                                  --------     --------   --------

Stockholders' Equity:
  Cumulative preference stock, none issued               -            -          -
  Common stock, 204.2 shares issued                  385.5        381.0      384.3
  Retained earnings                                1,427.8      1,296.2    1,408.6
  Less common stock in treasury, at cost,
   shares of 47.2, 45.6 and 45.2, respectively    (1,476.4)    (1,361.0)  (1,367.4)
  Unearned compensation and other                    (58.4)       (57.9)     (61.2)
  Cumulative foreign currency adjustment             (52.7)       (48.6)     (56.6)
                                                  --------     --------   --------
      Total Stockholders' Equity                     225.8        209.7      307.7
                                                  --------     --------   --------

Total Liabilities and Equity                      $3,413.4     $3,455.0   $3,294.7
                                                  ========     ========   ========

See accompanying notes to consolidated condensed financial statements.


                               GENERAL MILLS, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited) (In Millions)


                                                            Thirteen Weeks Ended
                                                            August 25,   August 27,
                                                              1996         1995

Cash Flows - Operating Activities:
   Earnings from continuing operations                        $ 97.7        $136.9
   Adjustments to reconcile earnings to cash flow:
     Depreciation and amortization                              42.9          46.7
     Deferred income taxes                                     (12.6)         20.0
     Change in current assets and liabilities                  (38.8)        (76.9)
     Unusual expenses                                           48.4             -
     Other, net                                                  (.5)         (2.1)
                                                              ------        ------
   Cash provided by continuing operations                      137.1         124.6
   Cash used by discontinued operations                         (1.8)        (10.2)
                                                              ------        ------
     Net Cash Provided by Operating Activities                 135.3         114.4
                                                              ------        ------

Cash Flows - Investment Activities:
   Purchases of land, buildings and equipment                  (34.6)        (30.3)
   Investments in businesses, intangibles and affiliates        (4.8)        (11.9)
   Purchases of marketable investments                          (2.0)         (1.8)
   Proceeds from sale of marketable investments                 18.7           5.8
   Other, net                                                  (25.0)         (7.9)
                                                              ------        ------
     Net Cash Used by Investment Activities                    (47.7)        (46.1)
                                                              ------        ------

Cash Flows - Financing Activities:
   Increase in notes payable                                   157.1          27.4
   Issuance of long-term debt                                    1.9          16.8
   Payment of long-term debt                                   (44.8)        (45.3)
   Common stock issued                                           5.7          10.9
   Purchases of common stock for treasury                     (116.3)           -
   Dividends paid                                              (79.1)        (74.4)
   Other, net                                                     .4             -
                                                              ------        ------
     Net Cash Used by Financing Activities                     (75.1)        (64.6)
                                                              ------        ------

Increase in Cash and Cash Equivalents                         $ 12.5        $  3.7
                                                              ======        ======

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 25, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 1997.

These statements should be read in conjunction with the financial statements and footnotes included in our annual report for the year ended May 26, 1996. The accounting policies used in preparing these financial statements are the same as those described in our annual report, except that the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", as of the beginning of fiscal 1997 (see note 3 below).

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

(2) Acquisition

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

 (3)   Unusual Items

We adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as of the beginning of fiscal 1997. The initial, non-cash charge upon adoption of SFAS 121 was $48.4 million pre-tax, $29.2 million after-tax ($.18 per share). The charge represents a reduction in the carrying amounts of certain impaired assets to their estimated fair value, determined on the basis of estimated cash flows or net realizable value. The impairments relate to assets not currently in use, assets significantly underutilized, and assets with limited planned future use.

(4) Statements of Cash Flows

During  the  quarter,   we  paid  $6.6  million  for  interest  (net  of  amount
capitalized) and $10.3 million for income taxes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Operations generated $12.5 million more cash in the first quarter of fiscal 1997 than in the same prior-year period. The increase in cash provided by operations as compared to last year was caused by a $38.1 million decrease in the working capital change (principally, reduced rate of increase in inventories and increased accounts payable) partially offset by a $25.6 million decrease in cash from operations, after adjustment for non-cash charges.

Fiscal 1997 capital expenditures are estimated to be approximately $170 million. During the first three months, capital expenditures totaled $34.6 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. First quarter activity included repurchases and debt payments of $44.6 million under this program. In August 1996, effective in October 1996, we called $50.0 million of medium-term notes due in October 1997 with an interest rate of 7.2%.

In the first quarter of fiscal 1997, we acquired 2.2 million shares of common stock for our treasury for $116.3 million.

RESULTS OF OPERATIONS

Sales in the first quarter grew 3 percent to $1,315.6 million. First quarter earnings from operations of $126.9 million ($.80 per share), before the non-cash charge associated with the adoption of SFAS No. 121 (see Note (3)) decreased by 7 percent from $136.9 million ($.86 per share) last year. Adoption of SFAS No. 121 resulted in a non-cash, after-tax charge of $29.2 million, or 18 cents per share. Including this non-cash charge, first quarter earnings were $97.7 million ($.62 per share).

On June 19, we announced actions to lower prices and cost-per-serving an average 11 percent on brands representing 42 percent of Big G cereal volume. These actions are expected to reduce full-year fiscal 1997 sales by $100 million and net earnings by $30 to $35 million, or 20 cents per share. More than half of this earnings impact fell in the first quarter of 1997, including the costs of floor stock protection.

First-quarter operating results excluding effects of the cereal pricing actions met the company's goals, and reflected continuation of the broad-based volume and market share momentum established in fiscal 1996. Our worldwide unit volume grew 4 percent in the quarter, reflecting continued strong levels of product and marketing innovation across the company.

Results for U.S. operations reflected broad-based volume and share strength. Total domestic unit volume grew 3 percent in the quarter, following an 11 percent volume gain in the fourth quarter of fiscal 1996 that included shipments supporting early June merchandising programs built around the company's U.S. Olympic team sponsorship. Quarterly market shares increased for most of the company's major businesses.

Big G cereal volume grew nearly 4 percent in the quarter. Frosted Cheerios and extensions of the Wheaties franchise introduced in 1996 continued to perform well, and the special Team USA Cheerios introduced as part of our Olympics sponsorship contributed additional volume. Effective merchandising programs focused on the Olympics, new products and recently improved established brands also contributed to Big G's volume gain. Reflecting this performance, Big G's pound market share grew by more than 1 point in the quarter to reach 23.7 percent. Cereal category volume grew 2.1 percent in all measured outlets. New Betty Crocker Cinnamon Streusel and Dutch Apple cereals began shipping on September 16, and new French Toast Crunch cereal is being introduced to the trade for shipment beginning in mid-October.

Helper dinner mixes recorded a 12 percent volume gain and a 2 point market share increase for the first quarter, with continued effective merchandising and good performance from three new lower sodium varieties introduced in June. Yogurt volume grew 13 percent, reflecting the success of product improvements and distinctive new flavor additions to core Yoplait brands, and the expansion of Colombo yogurt distribution beyond the Northeast into the north central United States. Combined market share for Yoplait and Colombo was a record at nearly 24 percent. The new line of Betty Crocker Sweet Rewards reduced-fat and fat-free dessert mixes and continued strength of Whipped Deluxe ready-to-spread frosting drove 6 percent volume growth and a 1 point increase in first quarter market share for Betty Crocker desserts. As expected, snacks volume was 5 percent below last year's first quarter, which included unusually strong back-to-school merchandising.

As anticipated, earnings for international operations were down in the first quarter, primarily reflecting introductory market development costs for our International Dessert Partners (IDP) joint venture with CPC International in Latin America. IDP is introducing an 11-item line of dessert mix products in Colombia, Mexico, Brazil and Argentina, and initial response from trade and consumers has been good. Cereal Partners Worldwide (CPW), our cereal joint venture with Nestle, reported a 15 percent unit volume increase for the quarter, with share gains in most major markets. Development costs for CPW were significantly less than in last year's first quarter, despite recent expansion to Argentina and current entry into Brazil. First-quarter volume was flat for Snack Ventures Europe, our joint venture with PepsiCo, compared with particularly strong volume driven by promotional programs in last year's first quarter. Quarterly volume for Canadian food businesses grew 6 percent.

We continue to generate strong free cash flow, which enabled us to accelerate our share repurchase activity during the first quarter. We repurchased 2.15 million shares during the quarter for $116.3 million. As a result, average shares outstanding for the quarter fell to 157.9 million, down 1 million shares from the average for fiscal 1996. This repurchase activity is consistent with our previously stated goal of reducing shares outstanding by 1 to 2 percent annually.

Interest expense was $4 million lower for the quarter, primarily reflecting lower debt levels and rates. Our reported tax rate for the quarter was 36.5 percent. Excluding the effects of SFAS No. 121, our tax rate for the quarter was
37.2 percent, compared to 37.8 percent in last year's quarter.

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.


     (a)  Exhibits

          Exhibit 11    Statement of Computation of Earnings per Share.

          Exhibit 12    Statement of Ratio of Earnings to Fixed Charges.

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the first quarter of fiscal 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        GENERAL MILLS, INC.
                                                            (Registrant)


Date  October 3, 1996                                       /s/ S. S. Marshall
      ---------------                    ---------------------------------------
                                           S. S. Marshall
                                           Senior Vice President,
                                           General Counsel and Secretary


Date  October 3, 1996                                          /s/ K. L. Thome
      ---------------                    ---------------------------------------
                                           K. L. Thome
                                           Senior Vice President,
                                           Financial Operations