Form 10-K/A
period 1996-05-26
GENERAL MILLS INC
filed 1996-12-05
CIK 40704

================================================================================
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the fiscal year ended May 26, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from ........ to ..........
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
      (Mail: P.O. Box 1113)                                (Mail: 55440)
(Address of principal executive offices)                     (Zip Code

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

         Securities registered pursuant to Section 12(g)of the Act: None

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

--------------------------------------------------------------------------------
================================================================================

                                                               EXHIBIT 13

INDEPENDENT AUDITORS' REPORT



The Stockholders and the Board of Directors of General Mills, Inc.:

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 26, 1996 and May 28, 1995, and the related consolidated statements of earnings and cash flows for each of the fiscal years in the three-year period ended May 26, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 26, 1996 and May 28, 1995, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 26, 1996 in conformity with generally accepted accounting principles.

     As discussed in notes five, fourteen and sixteen, respectively, to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, in fiscal 1995, and Statements No. 112, Employers' Accounting for Postemployment Benefits, and No. 109, Accounting for Income Taxes, in fiscal 1994.



                                      KPMG Peat Marwick LLP



Minneapolis, Minnesota
June 26, 1996

                                    SIGNATURE
         Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf of the undersigned, thereunto duly authorized.

                                                 GENERAL MILLS, INC.

Dated: December 5, 1996
                                                By: /s/ S. S. MARSHALL
                                                      S. S. Marshall
                                                  Senior Vice President,
                                              General Counsel and Secretary