Form 10-Q
period 1996-11-24
GENERAL MILLS INC
filed 1997-01-07
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-Q


(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED NOVEMBER 24, 1996

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

fs

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of December 15, 1996, General Mills had 156,081,168 shares of its $.10 par value common stock outstanding (excluding
48,072,164 shares held in treasury).

                  Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                 GENERAL MILLS, INC.
                         CONSOLIDATED STATEMENTS OF EARNINGS
                        (Unaudited) (In Millions, Except per Share Data)


                                   Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                 November 24,November 26, November 24,November 26,
                                    1996       1995        1996       1995


Sales                               $1,560.1   $1,448.4    $2,875.7   $2,724.7

Costs and Expenses:
  Cost of sales                       659.4      596.1     1,195.2    1,121.7
  Selling, general & administrative   587.5      549.9     1,098.2    1,008.7
  Depreciation and amortization        43.0       46.7        85.9       93.4
  Interest, net                        24.5       25.8        47.3       52.8
  Unusual items                           -          -        48.4          -
    Total Costs and Expenses        1,314.4    1,218.5     2,475.0    2,276.6

Earnings before Taxes and Earnings
  (Losses) of Joint Ventures          245.7      229.9       400.7      448.1

Income Taxes                           90.5       84.0       147.0      166.4

Earnings(Losses)from Joint Ventures     1.5        (.2)         .7         .9

Net Earnings                        $ 156.7    $ 145.7     $ 254.4    $ 282.6

Earnings per Share                  $  1.00    $   .92     $  1.62    $  1.78

Dividends per Share                 $   .50    $   .47     $  1.00    $   .94

Average Number of Common Shares       156.5      158.8       157.2      158.6

See accompanying notes to consolidated condensed financial statements.

                           GENERAL MILLS, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In Millions)

                                          (Unaudited) (Unaudited)
                                          November 24, November 26, May 26,
                                             1996        1995        1996
ASSETS
Current Assets:
  Cash and cash equivalents                  $   28.3    $  44.0  $   20.6
  Receivables                                   428.4      381.4     337.8
  Inventories:
   Valued primarily at FIFO                     154.2      230.2     186.3
   Valued at LIFO (FIFO value exceeds LIFO by
     $58.4, $56.0 and $55.7, respectively)      242.1      215.5     209.2
  Prepaid expenses and other current assets     154.3       84.3     132.6
  Deferred income taxes                         101.2      125.4     108.6
     Total Current Assets                     1,108.5    1,080.8     995.1

Land, Buildings and Equipment, at Cost        2,474.7    2,607.5   2,508.0
  Less accumulated depreciation              (1,218.3)  (1,205.7) (1,195.6)
     Net Land, Buildings and Equipment        1,256.4    1,401.8   1,312.4
Other Assets                                  1,066.8    1,033.0     987.2

Total Assets                                 $3,431.7   $3,515.6  $3,294.7

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                           $  643.1    $ 538.7  $  590.7
  Current portion of long-term debt             107.5       64.9      75.4
  Notes payable                                 421.6      299.3     141.6
  Accrued taxes                                 141.7      130.2     124.3
  Other current liabilities                     232.4      338.0     259.9
     Total Current Liabilities                1,546.3    1,371.1   1,191.9
Long-term Debt                                1,078.8    1,246.4   1,220.9
Deferred Income Taxes                           243.1      259.4     250.0
Deferred Income Taxes - Tax Leases              154.5      163.4     157.5
Other Liabilities                               168.4      175.6     166.7
     Total Liabilities                        3,191.1    3,215.9   2,987.0

Stockholders' Equity:
  Cumulative preference stock, none issued          -          -         -
  Common stock, 204.2 shares issued             389.6      381.6     384.3
  Retained earnings                           1,506.7    1,367.7   1,408.6
  Less common stock in treasury, at cost,
   shares of 48.3, 45.2 & 45.2, respectively (1,553.6)  (1,349.9) (1,367.4)
  Unearned compensation and other               (52.8)     (52.8)    (61.2)
  Cumulative foreign currency adjustment        (49.3)     (46.9)    (56.6)
     Total Stockholders' Equity                 240.6      299.7     307.7

Total Liabilities and Equity                 $3,431.7    $3,515.6 $3,294.7

See accompanying notes to consolidated condensed financial statements.



                        GENERAL MILLS, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (Unaudited) (In Millions)


                                                 Twenty-Six Weeks Ended
                                                November 24,November 26,
                                                  1996         1995

Cash Flows - Operating Activities:
  Earnings from continuing operations               $254.4       $282.6
  Adjustments to reconcile earnings to cash flow:
    Depreciation and amortization                    85.9         93.4
    Deferred income taxes                            (3.8)        34.9
    Change in current assets and liabilities        (67.6)      (152.7)
    Unusual expenses                                 48.4            -
    Other, net                                       (5.4)        (3.4)
  Cash provided by continuing operations            311.9        254.8
  Cash used by discontinued operations               (3.9)       (11.2)
    Net Cash Provided by Operating Activities       308.0        243.6

Cash Flows - Investment Activities:
  Purchases of land, buildings and equipment        (78.4)       (57.5)
  Investments in businesses, intangibles and
     affiliates                                     (23.6)       (20.3)
  Purchases of marketable investments                (3.9)        (3.6)
  Proceeds from sale of marketable investments       21.3          7.0
  Other, net                                        (40.6)        (6.7)
    Net Cash Used by Investment Activities          (125.2)      (81.1)

Cash Flows - Financing Activities:
  Increase in notes payable                         277.7        109.7
  Issuance of long-term debt                          3.9         38.6
  Payment of long-term debt                        (109.9)      (146.1)
  Common stock issued                                23.4         22.1
  Purchases of common stock for treasury           (209.9)           -
  Dividends paid                                   (157.5)      (149.1)
  Other, net                                         (2.8)        (6.7)
    Net Cash Used by Financing Activities          (175.1)      (131.5)

Increase in Cash and Cash Equivalents               $ 7.7        $31.0

See accompanying notes to consolidated condensed financial statements.

                            GENERAL MILLS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the twenty-six weeks ended November 24, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 1997.

These statements should be read in conjunction with the financial statements and footnotes included in our annual report for the year ended May 26, 1996. The accounting policies used in preparing these financial statements are the same as those described in our annual report, except that the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of the beginning of fiscal 1997 (see note 3 below).

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

(2) Acquisition

On August 13, 1996, the Company entered into an agreement to purchase the branded ready-to-eat cereal and snack mix businesses of Ralcorp Holdings, Inc., including its Chex and Cookie Crisp brands, for a total price of $570 million, payable in General Mills common stock and through the assumption of Ralcorp debt. The acquisition is expected to close on January 31, 1997 following approval by Ralcorp shareholders. The transaction includes a Cincinnati, Ohio, manufacturing facility that employs 240 people, and trademark and technology rights for the branded products in the Americas.

 (3)   Unusual Items

We adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as of the beginning of fiscal 1997. The initial, non-cash charge recorded in the first quarter upon adoption of SFAS No. 121 was $48.4 million pre-tax, $29.2 million after-tax ($.18 per share). The charge represents a reduction in the carrying amounts of certain impaired assets to their estimated fair value, determined on the basis of estimated cash flows or net realizable value. The impaired assets include machinery and equipment related to inventory production at various plant locations. The impairments relate to assets not currently in use, assets significantly underutilized, and assets with limited planned future use.

(4) Statements of Cash Flows

During the first six months, we paid $47.1 million for interest (net of amount capitalized) and $125.3 million for income taxes.

ITEM 2.                                     MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Operations generated $57.1 million more cash in the first half of fiscal 1997 than in the same prior-year period. The increase in cash provided by operations as compared to last year was caused by a $85.1 million decrease in the working capital change (principally, a reduced rate of increase in inventories) partially offset by a $28.0 million decrease in cash from operations, after adjustment for non-cash charges.

Fiscal 1997 capital expenditures are estimated to be approximately $170.0 million. During the first six months, capital expenditures totaled $78.4 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. First half activity included repurchases and debt payments of $108.7 million under this program.

In the first half of fiscal 1997, we acquired 3.8 million shares of common stock for our treasury for $209.9 million.

RESULTS OF OPERATIONS

Second quarter sales of $1,560.1 million grew 8 percent from the prior year. First half sales of $2,875.7 million grew 6 percent. Second quarter earnings from operations of $156.7 million ($1.00 per share) were up 8 percent from $145.7 million ($.92 per share) reported last year. Cumulative earnings from operations of $283.6 million ($1.80 per share), before the non-cash charge associated with the adoption of SFAS No. 121 (see Note (3)) increased slightly from $282.6 million ($1.78 per share) last year. Adoption of SFAS No. 121 resulted in a first quarter non-cash, after-tax charge of $29.2 million, or 18 cents per share. Including this non-cash charge, first half earnings were $254.4 million ($1.62 per share).

This record second-quarter performance represents strong renewal of our earnings growth momentum following the first-quarter interruption caused by Big G's cereal price declines. Our earnings gain was driven by broad-based unit volume growth, with total domestic volume up 9 percent on gains by every major business unit, and international volume growth led by a 19 percent increase for our Cereal Partners Worldwide (CPW) joint venture with Nestle. In total, the company's worldwide cereal operations accounted for more than half of the second-quarter earnings increase.

These first-half results include approximately 16 cents of the expected 20 cents-per-share earnings impact in 1997 from Big G's cereal price declines, with about 4 cents per share falling in the second quarter. We expect that the impact on future quarters will be less as further reductions in promotional spending behind established brands take effect.

Big G cereals recorded volume gains of more than 10 percent in the second quarter and 7 percent through six months. Second-quarter volume for established cereals was up 7 percent, driven by strong performance from brands featured in the annual fall Salute to Savings corporate merchandising event and by the success of a sample-size merchandising program focused on generating consumer trial for recently improved brands. Three new Big G products-Betty Crocker Cinnamon Streusel and Dutch Apple cereals, and French Toast Crunch cereal-entered distribution during the second quarter with strong introductory marketing support and posted good initial performance. These three new cereals together with Frosted Cheerios, introduced in September 1995, accounted for nearly 2.5 points of Big G's 25 percent second-quarter pound market share. Ready-to-eat cereal category volume in all measured outlets grew nearly 1 percent during the second quarter and 1.5 percent through the first half, reflecting the category's transition to new pricing and price promotion levels. Big G's strong unit volume momentum drove its first-half pound market share up 1.5 points to 24.3 percent.

Volume and market share performance also was strong across the company's other domestic businesses. Helper dinner mix volume was up 9 percent for the quarter and 12 percent through six months, reflecting continued effective merchandising and good performance from three new, lower-sodium varieties introduced in June 1996. Snacks unit volume grew 12 percent in the quarter and 3 percent through the first half, led by strong initial performance from new Golden Grahams Treats snack bars launched in October. Yoplait-Colombo yogurt volume increased 12 percent in the quarter and market share was up 2 points on strong performance from core Yoplait lines and continuing expansion of Colombo distribution in the North Central United States. Volume for Betty Crocker desserts, family flour and baking mixes grew 3 percent in the quarter. In addition, the company's foodservice operations recorded a 7 percent volume increase.

Earnings from the company's expanding international operations were up 18 percent in the second quarter led by CPW. Through six months, CPW unit volume was up 17 percent with share gains recorded in most major markets. In Canada, cereal volume grew 13 percent in the second quarter and 11 percent in the first half on strong new product performance, driving cereal market share for the year-to-date up nearly 2 points to 16 percent. Volume for the Snack Ventures Europe joint venture with PepsiCo was down slightly in the first half against prior-year results that included heavy promotional activity in key markets. The International Dessert Partners (IDP) joint venture with CPC International continues to experience good consumer trial and distribution gains in its four initial Latin American markets. Through six months, international earnings were below the prior year's, primarily due to year-one development spending to launch IDP.

During the first half, General Mills repurchased 3.8 million shares, including 1.6 million in the second quarter at an average price of $57.21. This activity is consistent with the previously stated long-term goal of reducing average shares outstanding by 1 to 2 percent annually. As a result, second quarter average shares outstanding totaled 156.5 million, down 2.3 million from the same period a year earlier.

Interest expense was $5.5 million lower for the first half, primarily reflecting lower debt levels and rates. Our reported tax rate for the first six months was 36.7 percent. Excluding the effects of SFAS No. 121, our tax rate for the first six months was 37.0 percent, compared to
37.1 percent in last year's comparable period.

                                  PART II

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a)  The Annual Meeting of Stockholders was held on September 30,
         1996.

    (b)  All directors nominated were elected at the Annual Meeting.

    (c)  For the election of directors, the results were as follows:

            Richard M. Bressler  For          136,058,767
                                 Withheld          76,891

            Livio D. DeSimone    For          136,098,631
                                 Withheld          37,027

            William T. Esrey     For          136,094,703
                                 Withheld          40,955

            Charles W. Gaillard  For          136,104,184
                                 Withheld          31,474

            Judith R. Hope       For          135,969,553
                                 Withheld         166,105

            Kenneth A. Macke     For          136,063,487
                                 Withheld          72,171

            Michael D. Rose      For          136,033,669
                                 Withheld         101,989

            Stephen W. Sanger    For          136,115,174
                                 Withheld          20,484

            A. Michael Spence    For          136,078,796
                                 Withheld          56,862

            Dorothy A. Terrell   For          136,033,877
                                 Withheld         101,781

            Raymond G. Viault    For          136,100,041
                                 Withheld          35,617

            C. Angus Wurtele     For          136,107,674
                                 Withheld          27,984

         On the ratification of the appointment of KPMG Peat Marwick LLP as auditors for fiscal 1997 the results were as follows:

                   For:  136,263,967
               Against:      315,477
               Abstain:      302,909

         On the proposal to adopt the Stock Option and Long-Term Incentive Plan of 1993, as amended, the results were as follows:

                   For:  130,651,004
               Against:    4,744,749
               Abstain:    1,486,600

         On the proposal to adopt the General Mills, Inc. Executive Incentive Plan as amended, the results were as follows:

                   For:  131,312,787
               Against:    3,931,684
               Abstain:    1,637,882

         On the proposal to adopt the General Mills, Inc. 1996
         Compensation Plan for Non-Employee Directors, the results were as follows:

                   For:  110,650,055
               Against:   24,508,804
               Abstain:    1,723,494

         The stockholders' proposal requesting that the directors take action to adopt cumulative voting was rejected:

                   For:   34,507,341
               Against:   78,665,757
               Abstain:   10,198,121
         Broker Non-Vote: 13,511,134

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Exhibit 11 Statement re Computation of Earnings per Share.

         Exhibit 12 Statement re Ratio of Earnings to Fixed Charges.

         Exhibit 27 Financial Data Schedule.

    (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the second quarter of fiscal 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENERAL MILLS, INC.
                                         (Registrant)


Date  January 6, 1997                          /s/ S. S. Marshall
                               S. S. Marshall
                               Senior Vice President,
                               General Counsel


Date  January 6, 1997                           /s/ K. L. Thome
                               K. L. Thome
                               Senior Vice President,
                               Financial Operations