Form 10-Q
period 1997-02-23
GENERAL MILLS INC
filed 1997-04-03
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q


(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED FEBRUARY 23, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of March 19, 1997, General Mills had 161,178,868 shares of its $.10 par value common stock outstanding (excluding 42,974,464 shares held in treasury).

                          Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                               GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (Unaudited) (In Millions, Except per Share Data)

                                   Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                                    Feb. 23,  Feb. 25,     Feb. 23,    Feb. 25,
                                      1997       1996        1997       1996
                                   ---------  ---------   ---------    -------

Sales                               $1,289.6   $1,309.2    $4,165.3   $4,033.9

Costs and Expenses:
  Cost of sales                        548.3      533.1     1,743.5    1,654.8
  Selling, general and administrative  470.0      515.8     1,568.2    1,524.5
  Depreciation and amortization         45.1       45.0       131.0      138.4
  Interest, net                         25.2       25.1        72.5       77.9
  Unusual expenses                         -          -        48.4          -
                                     -------    -------     -------    -------
    Total Costs and Expenses         1,088.6    1,119.0     3,563.6    3,395.6
                                     -------    -------     -------    -------

Earnings before Taxes and Earnings
  (Losses) of Joint Ventures           201.0      190.2       601.7      638.3

Income Taxes                            72.7       70.4       219.7      236.8

Earnings(Losses)from Joint Ventures     (5.5)      (3.5)       (4.8)      (2.6)
                                     --------   --------    --------   --------

Net Earnings                         $ 122.8    $ 116.3     $ 377.2    $ 398.9
                                     =======    =======     =======    =======

Earnings per Share                   $   .78    $   .73     $  2.40    $  2.51
                                     =======    =======     =======    =======

Dividends per Share                  $   .50    $   .47     $  1.50    $  1.41
                                     =======    =======     =======    =======

Average Number of Common Shares        157.5      159.2       157.3      158.8
                                     =======    =======     =======    =======

See accompanying notes to consolidated condensed financial statements.


                            GENERAL MILLS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In Millions)

                                             (Unaudited)  (Unaudited)
                                             February 23, February 25,  May 26,
                                                1997        1996        1996
                                              ---------   ---------    ------
ASSETS
Current Assets:
  Cash and cash equivalents                  $    31.0   $    35.7    $  20.6
  Receivables                                    413.7       375.5      337.8
  Inventories:
   Valued primarily at FIFO                      184.6       214.5      186.3
   Valued at LIFO (FIFO value exceeds LIFO by
     $59.6, $55.0 and $55.7, respectively)       228.4       205.7      209.2
  Prepaid expenses and other current assets      141.6        90.4      132.6
  Deferred income taxes                          107.0       135.1      108.6
                                                 -------     -----      -----
     Total Current Assets                      1,106.3     1,056.9      995.1
                                                 -------     -----      -----

Land, Buildings and Equipment, at Cost         2,532.2     2,521.3    2,508.0
  Less accumulated depreciation               (1,251.6)   (1,176.2)  (1,195.6)
                                                -------    --------   --------
     Net Land, Buildings and Equipment         1,280.6     1,345.1    1,312.4
Intangibles                                      657.6       114.4      110.3
Other Assets                                     943.3       919.8      876.9
                                                -------    -------    --------

Total Assets                                  $3,987.8    $3,436.2   $3,294.7
                                              ========    ========   ========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                            $  548.3    $ 505.4  $  590.7
  Current portion of long-term debt              158.5       66.9      75.4
  Notes payable                                  442.0      216.0     141.6
  Accrued taxes                                  151.0      149.9     124.3
  Other current liabilities                      260.1      312.9     259.9
                                              --------    -------  --------
     Total Current Liabilities                 1,559.9    1,251.1   1,191.9
Long-term Debt                                 1,224.7    1,242.7   1,220.9
Deferred Income Taxes                            240.0      261.2     250.0
Deferred Income Taxes - Tax Leases               147.1      160.4     157.5
Other Liabilities                                167.1      169.1     166.7
                                              --------    -------  --------
     Total Liabilities                         3,338.8    3,084.5   2,987.0
                                              --------    -------  --------

Stockholders' Equity:
  Cumulative preference stock, none issued           -          -         -
  Common stock, 204.2 shares issued              578.9      383.3     384.3
  Retained earnings                            1,552.2    1,410.4   1,408.6
  Less common stock in treasury, at cost,
   shares of 42.4, 44.8 and 45.2,
   respectively                               (1,370.0)  (1,338.7) (1,367.4)
  Unearned compensation and other                (54.0)     (52.9)    (61.2)
  Cumulative foreign currency adjustment         (58.1)     (50.4)    (56.6)
                                              --------    -------  --------
     Total Stockholders' Equity                  649.0      351.7     307.7
                                              --------    -------  --------

Total Liabilities and Equity                  $3,987.8    $3,436.2 $3,294.7
                                              ========    ======== ========

See accompanying notes to consolidated condensed financial statements.

                        GENERAL MILLS, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (Unaudited) (In Millions)


                                                        Thirty-Nine Weeks Ended
                                                       February 23, February 25,
                                                           1997         1996

Cash Flows - Operating Activities:
  Earnings from continuing operations                   $  377.2      $  398.9
  Adjustments to reconcile earnings to cash flow:
    Depreciation and amortization                          131.0         138.4
    Deferred income taxes                                   (7.2)         26.0
    Change in current assets and liabilities, net
      of effects from business acquired                   (148.6)       (121.3)
    Unusual expenses                                        48.4            --
    Other, net                                             (10.4)         (3.8)
                                                          ------        ------
  Cash provided by continuing operations                   390.4         438.2
  Cash used by discontinued operations                      (5.3)        (14.5)
                                                          ------        ------
    Net Cash Provided by Operating Activities              385.1         423.7
                                                          ------        ------

Cash Flows - Investment Activities:
  Purchases of land, buildings and equipment              (113.7)        (89.4)
  Investments in businesses, intangibles and
   affiliates                                              (28.3)        (29.5)
  Purchases of marketable investments                       (5.9)        (19.7)
  Proceeds from sale of marketable investments              36.9          21.8
  Other, net                                               (19.5)         (2.3)
                                                          ------        ------
    Net Cash Used by Investment Activities                (130.5)       (119.1)
                                                          ------        ------

Cash Flows - Financing Activities:
  Increase in notes payable                                245.3          28.8
  Issuance of long-term debt                                46.8          40.4
  Payment of long-term debt                               (119.5)       (150.5)
  Common stock issued                                       47.4          34.9
  Purchases of common stock for treasury                  (219.8)         (1.7)
  Dividends paid                                          (235.7)       (223.8)
  Other, net                                                (8.7)        (10.0)
                                                          ------        ------
    Net Cash Used by Financing Activities                 (244.2)       (281.9)
                                                          ------        ------

Increase in Cash and Cash Equivalents                   $   10.4      $   22.7
                                                          ======        ======

See accompanying notes to consolidated condensed financial statements.

                           GENERAL MILLS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirty-nine weeks ended February 23, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 1997.

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

(2) Acquisition

On January 31, 1997, the Company acquired the branded ready-to-eat cereal and snack mix businesses of Ralcorp Holdings, Inc., including its Chex and Cookie Crisp brands. This acquisition includes a Cincinnati, Ohio, manufacturing facility that employs 240 people, and trademark and technology rights for the branded products in the Americas. The purchase price of $570 million (subject to a purchase price adjustment) involves a combination of about $355 million in General Mills common stock (approximately 5.4 million shares) and the assumption of about $215 million of Ralcorp debt and accrued interest. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated based on estimated fair values at date of acquisition, pending final determination of certain acquired balances. The results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition.

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

(4) Statements of Cash Flows

During the first nine months, we paid $58.8 million for interest (net of amount capitalized) and $186.4 million for income taxes.

In the third quarter, we issued common stock of $355 million and assumed debt and accrued interest of $215 million in the acquisition of the branded business of Ralcorp Holdings, Inc. (see Note 2).

(5) Stockholders' Equity

We purchased 3.9 million shares of our common stock in the open market for $219.2 million during the first nine months of fiscal 1997.

We also issued put options, through private placements, for 2.2 million shares of our common stock for $3.5 million in premiums. As of February 23, 1997, put options for 1.5 million shares remain outstanding at exercise prices ranging from $64.00 to $66.71 per share with exercise dates from May 1997 to August 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Operations generated $47.8 million less cash in the first nine months of fiscal 1997 than in the same prior-year period. The decrease in cash provided by operations as compared to last year was caused by a $27.3 million increase in the working capital change (principally, a decrease in accounts payable) and by a $20.5 million decrease in cash from operating results, after adjustment for non-cash charges.

Fiscal 1997 capital expenditures are estimated to be approximately $160.0 million. During the first nine months, capital expenditures totaled $113.7 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. First nine months activity included issuance of $38.0 million and repurchases and debt payments of $117.2 million under this program.

In the first nine months of fiscal 1997, we acquired 3.9 million shares of common stock for our treasury for $219.2 million.

RESULTS OF OPERATIONS

Third quarter sales of $1,289.6 million were down 1 percent from the prior year due to lower Big G cereal prices implemented in June 1996 and a 1 percent decline in domestic retail packaged food volume. The unit volume comparison reflects lower levels of marketing spending in this year's third quarter and the impact of two less shipping days in the period due to holiday timing. Nine months sales of $4,165.3 million grew 3 percent.

Third quarter earnings from operations of $122.8 million ($.78 per share) were up 6 percent from $116.3 million ($.73 per share) reported last year. Results for the third quarter were reduced 2 cents per share as expected by the acquisition of the Ralcorp branded cereal and snacks businesses completed January 31, 1997. Cumulative earnings from operations of $406.4 million ($2.58 per share), before the non-cash charge associated with the adoption of SFAS No. 121 (see Note (3)) increased 2 percent from $398.9 million ($2.51 per share) last year. Adoption of SFAS No. 121 resulted in a first quarter non-cash, after-tax charge of $29.2 million, or 18 cents per share. Including this non-cash charge, nine months earnings were $377.2 million ($2.40 per share).

The first half of this year was characterized by above-trendline 6 percent unit volume growth, but earnings were essentially flat because they included the majority of the impact from Big G's cereal price declines. Third-quarter results show just the reverse--domestic volume was down slightly but earnings were up, reflecting lower levels of marketing activity versus the prior year and the full implementation of expense reductions made in conjunction with the cereal price declines.

The nine-month earnings results include approximately 18 cents of the expected 20 cents per share earnings impact in 1997 from Big G's cereal price decline, with about 2 cents falling in the third quarter. The nine-month unit volume and earnings results, excluding the effects of the cereal price declines, were in line with our expectations. Fourth-quarter marketing activity will include the launch of our corporate-wide promotion centered on the movie "The Lost World:
Jurassic Park." We expect unit volume growth to resume in the fourth quarter. The strength of that volume increase will be the key factor determining our annual earnings gain.


Through nine months, total domestic retail unit volume was up 4 percent, and market shares were even or up for virtually all of the company's major product lines. For the third quarter, Snacks led unit volume performance with an 8 percent gain, including good growth from fruit snacks and strong initial results for new Golden Grahams Treats snack bars. Yoplait and Colombo yogurt volume was up 9 percent in the quarter, driven by good performance from core Yoplait lines and the continued successful geographic expansion of Colombo distribution. Third-quarter volumes for desserts and Helper dinner mixes were down from particularly strong prior-year levels.

Big G cereal unit volume was down 3 percent in the third quarter reflecting the shift of some volume into the second quarter, when cereal volume grew more than 10 percent, and lower promotional spending levels versus the prior year. The new French Toast Crunch and Betty Crocker Cinnamon Streusel and Dutch Apple cereals introduced in the second quarter continued to post good initial results. Together with Frosted Cheerios, introduced in September 1995, these new cereals contributed more than 3 share points in the quarter. Through nine months, Big G volume was up 4 percent, outpacing the ready-to-eat cereal category's 1 percent growth in all measured outlets. As a result, Big G share through nine months (excluding the acquired Ralcorp brands) was up nearly 1 point to 24 percent.

Unit volume for the company's expanding international operations was up 8 percent for the third quarter and through nine months. Cereal Partners Worldwide
(CPW), the company's joint venture with Nestle, led international volume performance with 18 percent gains in the quarter and nine months. CPW continues to record share gains in its major established markets while expanding to new market areas. Late in calendar 1996 CPW entered Brazil, and the venture is currently expanding to markets in central and eastern Europe. In Canada, cereal volume was up more than 17 percent in the third quarter, pacing a total unit volume increase of 15 percent. Volume for the Snack Ventures Europe (SVE) joint venture with PepsiCo was down in the quarter and through nine months versus prior-year results that included heavy promotional activity in key markets. The International Dessert Partners (IDP) joint venture with CPC International expanded operations beyond its four initial Latin American markets to Uruguay, Chile and Peru, and continued to record good distribution gains in its introductory year. International earnings for the quarter and nine months were below the prior year's, primarily due to year-one development spending for IDP, SVE's key market volume declines, and new market expansion by CPW.

During the quarter, General Mills issued approximately 5.4 million common shares in conjunction with its acquisition of the Ralcorp branded cereal and snacks businesses. Following the close of that transaction, the company renewed its share repurchase activity, consistent with the previously stated long-term goal of reducing shares outstanding by 1 to 2 percent annually. Third quarter purchases totaled 150,000 shares, bringing the nine-month total to 3.9 million shares repurchased. Third-quarter average shares outstanding totaled 157.5 million shares, down 1.7 million shares from the same period a year earlier.

Interest expense was $5.4 million lower for the first nine months, primarily reflecting lower debt levels and rates. Our reported tax rate for the first nine months was 36.5 percent. Excluding the effects of SFAS No. 121, our tax rate for the first nine months was 36.7 percent, compared to 37.1 percent in last year's comparable period.

                       PART II. OTHER INFORMATION


Item 5.  Other Information.

This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Cautionary Statement Relevant to Forward-Looking Information" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended May 26, 1996, which lists important factors that could cause actual results to differ materially from those discussed in this report.


Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Exhibit 11 Statement re Computation of Earnings per Share.

         Exhibit 12 Statement re Ratio of Earnings to Fixed Charges.

         Exhibit 27 Financial Data Schedule.

    (b)  Reports on Form 8-K

         On January 28, 1997 the Company filed a report on Form 8-K updating the financial statements contained in the December 27, 1996 Proxy Statement-Prospectus concerning the acquisition of Ralcorp Holdings, Inc. and on February 13, 1997 the Company filed a report on Form 8-K describing the completion of the transaction and filing as exhibits certain documents relating to the acquisition and debt assumed by the Company in connection with the acquisition.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENERAL MILLS, INC.
                                  (Registrant)


Date  April 3, 1997              /s/ S. S. Marshall
      -------------            ----------------------------------
                               S. S. Marshall
                               Senior Vice President,
                               General Counsel


Date  April 3, 1997              /s/ K. L. Thome
      -------------            --------------------------------
                               K. L. Thome
                               Senior Vice President,
                               Financial Operations