Form 10-K405
period 1997-05-25
GENERAL MILLS INC
filed 1997-08-19
CIK 40704

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-K
                                    ---------


(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].
                     For the fiscal year ended May 25, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $67.875 per share as reported on the New York Stock Exchange on July 24, 1997: $10,857.7 million.

     Number  of  shares  of  Common  Stock  outstanding  as of  July  24,  1997:
159,965,822 (including 103,953 shares set aside for the exchange of shares of Ralcorp Holdings, Inc. and excluding 44,187,510 shares held in the treasury).

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement dated August 11, 1997 are incorporated by reference into Part III, and portions of Registrant's 1997 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV.

--------------------------------------------------------------------------------
================================================================================

                                     PART I

Item 1.  Business

     General Mills, Inc. was incorporated in Delaware in 1928. The Company is engaged in the manufacture and marketing of consumer foods products. The terms "General Mills," "Company" and "Registrant" mean General Mills, Inc. and its subsidiaries unless the context indicates otherwise.

     Recent Developments.
     On January 31, 1997, the Company purchased the branded ready-to-eat cereal and snack mix businesses of Ralcorp Holdings, Inc., including its CHEX and COOKIE CRISP brands, for a total price of $570 million, payable in General Mills common stock and through the assumption of Ralcorp debt. The transaction included a Cincinnati, Ohio manufacturing facility, and trademark and technology rights for the branded products in the Americas. See Note Two to Consolidated Financial Statements appearing on page 23 of the Company's 1997 Annual Report to Stockholders, incorporated herein by reference.

     General Business.
     The Company is a leading producer of packaged consumer foods and markets its products primarily through its own sales organizations, supported by advertising and other promotional activities. Such products are primarily distributed directly to retail food chains, cooperatives, membership stores and wholesalers. Certain food products, such as yogurt and some foodservice products, are sold through distributors and brokers.

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

    CEREALS. General Mills produces and sells a number of ready-to-eat cereals, including such brands as: CHEERIOS, HONEY NUT CHEERIOS, FROSTED CHEERIOS, APPLE CINNAMON CHEERIOS, MULTI-GRAIN CHEERIOS, WHEATIES, HONEY FROSTED WHEATIES, CRISPY WHEATIES 'N RAISINS, LUCKY CHARMS, CORN TOTAL, WHEAT TOTAL, TOTAL RAISIN BRAN, TRIX, GOLDEN GRAHAMS, KIX, BERRY BERRY KIX, FIBER ONE, REESE'S PEANUT BUTTER PUFFS, COCOA PUFFS, CINNAMON TOAST CRUNCH, CLUSTERS, RAISIN NUT BRAN, OATMEAL CRISP, TRIPLES and BASIC 4. In fiscal 1997, the Company introduced TEAM CHEERIOS, FRENCH TOAST CRUNCH and BETTY CROCKER cereals and acquired the CHEX and COOKIE CRISP cereal brands from Ralcorp Holdings, Inc.

     DESSERTS, FLOUR AND BAKING MIXES. General Mills makes and sells a line of dessert mixes under the BETTY CROCKER trademark, including SUPERMOIST layer cakes, RICH & CREAMY and SOFT WHIPPED ready-to-spread frostings, SUPREME brownie mixes, SUPREME dessert bars, muffin mixes, and SWEET REWARDS fat-free and reduced-fat dessert mixes. The Company markets variety baking mixes under the BISQUICK trademark, sells pouch mixes under the BETTY CROCKER name, and produces family flour under the GOLD MEDAl brand, introduced in 1880, and regional brands such as LA PINA, ROBIN HOOD and RED BAND. The Company also engages in grain merchandising, produces flour for internal ingredient requirements and sells flour to bakery, foodservice and manufacturing markets.

     DINNER AND SIDE DISH PRODUCTS. General Mills manufactures a line of BETTY CROCKER dry packaged dinner mixes under the HAMBURGER HELPER, TUNA HELPER, and SKILLET CHICKEN HELPER trademarks. Also under the BETTY CROCKER trademark, the Company sells dry packaged specialty potatoes, POTATO BUDS instant mashed potatoes, SUDDENLY SALAD and BAC*O'S salad topping.

     SNACK PRODUCTS AND BEVERAGES. General Mills markets POP SECRET microwave popcorn; a line of grain snacks including NATURE VALLEY granola bars, DUNKAROOS and newly introduced GOLDEN GRAHAMS TREATS; a line of fruit snacks including FRUIT ROLL-UPS, FRUIT BY THE FOOT, GUSHERS, FRUIT STRING THING, BUGS BUNNY AND TRIX SHAPES; a line of fat-free snack bars under the name SWEET REWARDS; a recently acquired salty snack product called CHEX SNACK MIX and a savory snack marketed under the name BUGLES. The Company also produces and sells a line of single-serving fruit juice drinks marketed under the SQUEEZIT trademark and SQUEEZIT 100, a 100% juice beverage.

     YOGURT PRODUCTS. Yoplait USA manufactures and sells a line of yogurt, including YOPLAIT ORIGINAL, YOPLAIT LIGHT, CUSTARD STYLE, TRIX, a layered yogurt for children and YOPLAIT CRUNCHY LIGHT, a non-fat yogurt with an overcap of crunchy toppings. Yoplait USA also markets frozen yogurt and novelties under a licensing arrangement. The Colombo yogurt business manufactures and sells a variety of refrigerated cup yogurt products under the COLOMBO brand name.

     FOODSERVICE. The Foodservice division markets General Mills branded baking mixes, cereals, snacks, refrigerated and soft frozen yogurt and custom products to the commercial and non-commercial sectors, including schools, colleges, hotels, restaurants and the healthcare industry.

     INTERNATIONAL FOODS OPERATIONS. The International Foods organization of the Company exports packaged food products and snack pellets throughout the world and licenses food products for manufacture in Europe and the Asia/Pacific region. General Mills Canada, Inc. manufactures and sells BIG G ready-to-eat cereals in Canada. It also markets BETTY CROCKER dessert, baking and packaged dinner mixes and snacks in Canada.

     The Company has three international joint ventures. See Note Five to Consolidated Financial Statements appearing on page 24 of the Company's 1997 Annual Report to Stockholders, incorporated herein by reference. Cereal Partners Worldwide (CPW), the Company's joint venture with Nestle, S.A., through various entities, competes in more than 60 countries and republics, including recent expansion into Central Europe and Brazil. The following products were marketed under the umbrella Nestle trademark in fiscal 1997: TRIO, CLUSTERS, NESQUICK, MULTI-CHEERIOS, HONEY NUT CHEERIOS, GOLDEN GRAHAMS, CINI MINIS, CHOCAPIC, TRIX, ESTRELITAS, GOLD, KIX, MILO, FIBRE 1, KANGUS, SPORTIES, FITNESS, SHREDDED WHEAT, SHREDDIES, COUNTRY CORN FLAKES, APPLE PUFFS, HONEY STARS, KOKO KRUNCH, SNOW FLAKES, ZUCOSOS and APPLE MINIS. CPW also manufactures private label cereals for customers in the United Kingdom. The Company has a 50% equity interest in CPW.

     Snack Ventures Europe (SVE), the Company's joint venture with PepsiCo, Inc., manufactures and sells snack foods in Holland, France, Belgium, Spain, Portugal, Greece, Estonia, Hungary, Russia and Slovakia. The Company has a 40.5% equity interest in SVE.

     International Dessert Partners L.L.C. (IDP), the Company's joint venture with CPC International Inc., sells baking and dessert mixes in Brazil, Mexico, Colombia, Argentina, and recently expanded its operations into Chile, Peru and Uruguay. In fiscal 1997 IDP began manufacturing baking mixes in Uruguay. The Company has a 50% equity interest in IDP.

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

     RAW MATERIALS AND SUPPLIES. The principal raw materials used by General Mills are cereal grains, sugar, fruits, other agricultural products, vegetable oils, and plastic and paper for packaging materials. Although General Mills has some long-term contracts, the majority of such raw materials are purchased on the open market. Prices of most raw materials will probably increase over the long term. Nonetheless, General Mills believes that it will be able to obtain an adequate supply of needed ingredients and packaging materials. Occasionally and where possible, General Mills makes advance purchases of items significant to its business in order to ensure continuity of operations. The Company's objective is to procure materials meeting both the Company's quality standards and its production needs at the lowest total cost to the Company. The Company's strategy is to buy these materials at price levels that allow a targeted profit margin. Since commodities generally represent the largest variable cost in manufacturing the Company's products, to the extent possible, the Company hedges the risk associated with adverse price movements of grains, vegetable oils and sugar using exchange-traded futures and options and forward cash contracts. These tools enable the Company to manage the related commodity price risk over periods of time that exceed the period of time in which the physical commodity is available. Accordingly, the Company uses hedging to mitigate the risks associated with adverse price movements and not to speculate in the marketplace. See also Note Eight to Consolidated Financial Statements appearing on page 25 of the Company's 1997 Annual Report to Stockholders, incorporated herein by reference.

     CAPITAL EXPENDITURES. During the three fiscal years ended May 25, 1997, General Mills expended $448 million for capital expenditures, not including the cost of acquired companies. The Company expects to spend approximately $190 million for such purposes in fiscal 1998.

     RESEARCH AND DEVELOPMENT. The main research and development facilities are located at the James Ford Bell Technical Center in Golden Valley (suburban Minneapolis), Minnesota. With a staff of approximately 780, the Center is responsible for most of the food research for the Company. Approximately one-half of the staff hold degrees in various chemical, biological and engineering sciences. Research and development expenditures (all Company-sponsored) amounted to $61.4 million in fiscal 1997, $60.1 million in fiscal 1996 and $59.8 million in fiscal 1995. General Mills' research and development resources are focused on new product development, product improvement, process design and improvement, packaging and exploratory research in new business areas.

     EMPLOYEES.  At  May  25,  1997,  General  Mills  had  approximately  10,200 employees.

     ENVIRONMENTAL MATTERS. As of June 30, 1997, the Company has received notices advising it that there have been releases or threatened releases of hazardous substances or wastes at 12 sites, and alleging that the Company is potentially responsible for cleaning up those sites and/or paying certain costs in connection with those sites. These matters involve several different procedural contexts, including litigation initiated by governmental authorities and/or private parties, administrative proceedings commenced by regulatory agencies, and demand letters issued by regulatory agencies and/or private parties. The Company recognizes that its potential exposure with respect to any of these sites may be joint and several, but has concluded that its probable aggregate exposure is not material. This conclusion is based upon, among other things, the Company's payments and/or accruals with respect to each site; the number, ranking, and financial strength of other potentially responsible parties identified at each of the sites; the status of the proceedings, including various settlement agreements, consent decrees or court orders; allocations of volumetric waste contributions and allocations of relative responsibility among potentially responsible parties developed by regulatory agencies and by private parties; remediation cost estimates prepared by governmental authorities or private technical consultants; and the Company's historical experience in negotiating and settling disputes with respect to similar sites.

     Based on current facts and circumstances, General Mills believes that neither the results of these proceedings nor its compliance in general with environmental laws or regulations will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

     Segment Information. Reporting financial information relating to industry segments of General Mills was discontinued as of May 28, 1995 with the distribution of the restaurant business. For a description of the distribution, see Note Three to Consolidated Financial Statements appearing on page 23 of the Company's 1997 Annual Report to Stockholders, incorporated herein by reference. Geographic financial information is found in Note Nineteen to Consolidated Financial Statements appearing on page 33 of the Company's 1997 Annual Report to Stockholders, incorporated herein by reference.

Executive Officers of the Registrant
     The executive officers of the Company, together with their ages and business experience, are set forth below.

     Y. Marc Belton, age 38, is Vice President; President, New Ventures. Mr. Belton joined the Company in 1983 and served in various food marketing management positions. He was appointed a Vice President of the Company in 1991, named President, Snacks in 1994 and named to his present position in 1997.

     Edward K. Bixby, age 61, is Senior Vice President; President, Consumer Foods Sales and Distribution. Mr. Bixby joined the Company in 1958 and served as General Manager of several Consumer Foods divisions. Mr. Bixby was elected Senior Vice President, General Manager, Grocery Products Sales Division in 1987, named President, Consumer Foods Sales in 1989 and named to his present position in 1994.

     Peter J. Capell, age 40, is Vice President; President, Snacks. Mr. Capell joined the Company in 1985 and served in various marketing and general management positions. He was appointed a Vice President of the Company in 1996, named Marketing Director, Cheerios Business Unit in 1996 and named to his present position in 1997.

     Randy G. Darcy, age 46, is Senior Vice President, Operations. Mr. Darcy joined the Company in 1987, was named Vice President, Director of Manufacturing, Technology and Operations in 1989 and was named to his present position in 1994.

     Stephen R. Demeritt, age 53, is Executive Vice President of General Mills and Chief Executive Officer of CPW, S.A., a joint venture of General Mills and Nestle, S.A. Mr. Demeritt joined the Company in 1969 and was named a Marketing Director in the Big G Division in 1976, appointed a Vice President of the Company in 1983, named President of General Mills Canada, Inc. in 1986, elected Senior Vice President of General Mills in 1992, and named Chief Executive Officer of CPW, S.A. in 1993. He was named to his present position in 1996.

     Jon L. Finley, age 43, is Senior Vice President; President, Gold Medal, a division that includes Gold Medal and other family flour, Bisquick baking mix and Betty Crocker desserts and baking mixes. Mr. Finley joined the Company in 1983 and was named President, Yoplait USA in 1991, appointed a Vice President of the Company in 1991, elected Senior Vice President in 1994, named Senior Vice President, New Business in 1995 and named to his present position in 1996.

     Leslie M. Frecon, age 44, is Senior Vice President, Corporate Finance. Ms. Frecon joined the Company in 1981 as Manager of Acquisitions and was named Director of Acquisitions in 1983, Controller of Foodservice in 1989 and Controller of Sperry in 1991. She was named a Vice President of the Company in 1991 and was elected to her present position in 1993.

     Charles W. Gaillard, age 56, was elected President of General Mills, effective May 28, 1995, with responsibility for all domestic marketing divisions. He was previously Vice Chairman of General Mills, Inc. with responsibility for Big G, Consumer Food Sales and Yoplait. He earlier served as Chief Executive Officer of CPW, S.A., a joint venture of the Company and Nestle, S.A., and as President of Big G. Mr. Gaillard joined General Mills in 1966 and has served in various food marketing management positions. He was elected a Senior Vice President in 1985 and Executive Vice President in 1989.

     Stephen J. Garthwaite, age 53, is Senior Vice President, Innovation and Technology. Mr. Garthwaite joined the Company in 1982 as Vice President, Director of Corporate Research and was named Vice President, Research and Development for the Betty Crocker Division in 1986. He assumed the position of Vice President, Research and Development for Consumer Foods in 1987, was elected Senior Vice President, Research and Development in 1989, was named Senior Vice President, Technology and Operations in 1990 and was named to his present position in 1994.

     Eric J. Larson, age 41, is Senior Vice President, Investor Relations. Mr. Larson joined the Company in 1996 from Morgan Stanley & Co. where he had been a partner and senior analyst covering packaged food, agri-business, foodservice, tobacco and selected beverage companies since 1992. He previously worked as an analyst covering consumer products companies at First Boston Corporation and PaineWebber. Mr. Larson was named to his present position in 1996.

     Siri S. Marshall, age 49, is Senior Vice President and General Counsel. Ms. Marshall joined the Company in this position in 1994 from Avon Products, Inc. where she held the positions of Senior Vice President, General Counsel and Secretary from 1992 to 1994 and Vice President-Legal and Government Affairs and Secretary from 1990 to 1992.

     David D. Murphy, age 45, is Senior Vice President; President, International Foods. Mr. Murphy joined the Company in 1976, and served as the head of several divisions including Minnetonka, Betty Crocker Products and Big G. He was elected a Senior Vice President in 1991, named President of General Mills Canada in 1993 and named to his present position in 1996.

     Michael A. Peel, age 47, is Senior Vice President, Personnel. Mr. Peel joined the Company in this position in 1991 from PepsiCo, Inc. where he was Senior Vice President, Personnel, responsible for PepsiCo Worldwide Foods.

     Kendall J. Powell, age 43, is Vice President; President, Yoplait-Colombo. Mr. Powell joined the Company in 1979 and was appointed a Vice President of General Mills and named Marketing Director of Cereal Partners U.K. in 1990. He was named to his present position in 1995.

     Jeffrey J. Rotsch, age 47, is Senior Vice President; President, Big G. Mr. Rotsch joined the Company in 1974 and was named Vice President, Director of Marketing for the Betty Crocker Division in 1987, Vice President, General Manager for Betty Crocker main meals and side dishes in 1989, elected Senior Vice President in 1993 and named to his present position in 1994.

     Stephen W. Sanger, age 51, is Chairman and Chief Executive Officer of General Mills, Inc., a position to which he was elected effective May 28, 1995. Mr. Sanger joined the Company in 1974 and served as the head of several business units, including Yoplait USA and Big G. He was elected a Senior Vice President in 1989, Executive Vice President in 1991, Vice Chairman in 1992 and President in 1993.

     Christina L. Steiner Shea, age 44, is Vice President; President, Betty Crocker. Ms. Shea joined the Company in 1976 and was appointed a Vice President in 1987. She was appointed Vice President, New Business Development for Yoplait USA in 1991, Vice President, General Manager of Betty Crocker Products' Main Meals and Side Dishes in 1992, and named to her present position in 1994.

     Robert L. Stretmater, age 53, is Vice President; President, Foodservice. Mr. Stretmater joined the Company in 1967 and was appointed a Vice President in 1987. He was appointed Vice President, Director of Marketing for the Gold Medal Division in 1989, Vice President, Director of Marketing for Foodservice in 1996 and named to his present position in 1997.

     Danny L. Strickland, age 49, is Senior Vice President, Research and Development. Mr. Strickland joined the Company in this position in 1997 from Johnson & Johnson where he held the position of Executive Vice President, Worldwide Absorbent Products and Material Research from 1993 to 1997. Prior to joining Johnson & Johnson he spent five years at Kraft General Foods as Vice President of Technology.

     Austin P. Sullivan, Jr., age 57, is Senior Vice President, Corporate Relations. Mr. Sullivan joined the Company in 1976, was named a Vice President in 1978, named Director of Public Affairs in 1979 and assumed responsibility for Corporate Communications in 1993. He was named to his present position in 1994.

     Kenneth L. Thome, age 49, is Senior Vice President, Financial Operations. Mr. Thome joined the Company in 1969 and was named Vice President, Controller for Convenience and International Foods Group in 1985, Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991 and was elected to his present position in 1993.

     Raymond G. Viault, age 53, is Vice Chairman of the Company, with overall responsibility for all international operations and business development, as well as for all financial activities of the Company. Mr. Viault joined the Company in January 1996 from Philip Morris, where he had been based in Zurich, Switzerland, serving since 1990 as President of Kraft Jacobs Suchard. Mr. Viault had been with Kraft General Foods a total of 20 years, serving in a variety of major marketing and general management positions.

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

     Among the factors which have affected and may continue to affect operating results are the following: (i) significant price competition by the largest branded cereal manufacturers, including competitive promotional spending levels; and (ii) high ingredient prices compared to historical levels. The Company's operating results may also be affected by other external factors such as: the effect of economic conditions; the impact of competitive products and pricing; product development; actions of competitors other than as described above; changes in laws and regulations, including changes in accounting standards; customer demand; effectiveness of advertising and marketing spending or programs; consumer perception of health-related issues; fluctuations in the cost and availability of supply-chain resources; and foreign economic conditions, including currency rate fluctuations.

     The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2.  Properties.
     The Company's principal executive offices and main research laboratory are Company-owned and located in the Minneapolis, Minnesota metropolitan area.
General Mills operates numerous manufacturing facilities and maintains many sales and administrative offices and warehouses, mainly in the United States. Other facilities are operated in Canada.

     General Mills operates eleven major consumer foods plants for the production of cereal products, prepared mixes, convenience foods and other food products. These facilities are located at Albuquerque, New Mexico; Buffalo, New York; Cedar Rapids, Iowa; Chicago, Illinois area (3); Cincinnati, Ohio; Covington, Georgia; Lodi, California; Toledo, Ohio; and Etobicoke, Canada. The Company owns seven flour mills located at Avon, Iowa; Buffalo, New York; Great Falls, Montana; Johnson City, Tennessee; Kansas City, Missouri; Vallejo, California; and Vernon, California. The Company operates seven terminal grain elevators and has country grain elevators in 29 locations, primarily in Idaho and Montana.

     General Mills also has nine other food and beverage production facilities with total floor space of approximately 522,000 square feet, including 198,000 square feet of leased space. General Mills also owns or leases warehouse space aggregating approximately 8,018,000 square feet, of which approximately 5,253,000 square feet are leased. A number of sales and administrative offices are maintained in the United States and Canada, totaling 1,782,000 square feet.

Item 3.  Legal Proceedings.
     In management's opinion, there were no claims or litigation pending at May 25, 1997, the outcome of which could have a material adverse effect on the consolidated financial position of the Company. See the information contained under the section entitled "Environmental Matters," supra, for a discussion of environmental matters in which the Company is involved.

Item 4.  Submission of Matters to a Vote of Security Holders. -- Not applicable.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. The information relating to the market prices and dividends of the
Company's common stock contained in Note Twenty to Consolidated Financial Statements appearing on page 33 of Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference. As of July 24, 1997, the number of record holders of common stock was 43,364. The Company's common stock ($.10 par value) is listed on the New York and Chicago Stock Exchanges.

Item 6.  Selected Financial Data.
    The information for fiscal years 1993 through 1997 contained in the Eleven-Year Financial Summary on page 34 of Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
     The information set forth in the section entitled "Management's Discussion and Analysis" on pages 15 through 17 of Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
     The information on pages 18 through 33 of Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. --Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
     The information contained in the sections entitled "Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in Registrant's definitive proxy materials dated August 11, 1997 is incorporated herein by reference.

Item 11. Executive Compensation.
     The information contained on pages 15 through 18 of Registrant's definitive proxy materials dated August 11, 1997 is incorporated herein by reference. The information appearing under the heading "Report of Compensation Committee on Executive Compensation" is not incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
     The information contained in the section entitled "Share Ownership of Directors and Executive Officers" contained in Registrant's definitive proxy materials dated August 11, 1997 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions. -- Not applicable.


The Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                                AUDITORS' REPORT


The Stockholders and the Board of Directors
General Mills, Inc.:

    Under date of June 26, 1997, we reported on the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 25, 1997 and May 26, 1996 and the related consolidated statements of earnings and cash flows for each of the fiscal years in the three-year period ended May 25, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended May 25, 1997. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    Our report covering the basic consolidated financial statements refers to changes in the method of accounting in fiscal 1997 for impairment of long-lived assets and for long-lived assets to be disposed of.


                                        /s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
June 26, 1997




                                AUDITORS' CONSENT


The Board of Directors
General Mills, Inc.:

    We consent to incorporation by reference in the Registration Statements (Nos. 2-49637 and 333-00745) on Form S-3 and Registration Statements (Nos. 2-13460, 2-53523, 2-91987, 2-95574, 33-24504, 33-27628, 33-32059, 33-36892,
33-36893,  33-50337,  33-62729,  333-13089 and 333-32509) on Form S-8 of General
Mills, Inc. of our reports dated June 26, 1997, relating to the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 25, 1997 and May 26, 1996 and the related consolidated statements of earnings, cash flows and related financial statement schedule for each of the fiscal years in the three-year period ended May 25, 1997, which reports are included or incorporated by reference in the May 25, 1997 annual report on Form 10-K of General Mills, Inc.

    Our report covering the basic consolidated financial statements refers to changes in the method of accounting in fiscal 1997 for impairment of long-lived assets and for long-lived assets to be disposed of.



                                        /s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
August 18, 1997

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)  1. Financial Statements:

        Consolidated Statements of Earnings for the Fiscal Years Ended May 25, 1997, May 26, 1996 and May 28, 1995 (incorporated herein by reference to page 19 of the Registrant's 1997 Annual Report to Stockholders).

        Consolidated   Balance   Sheets  at  May  25,   1997  and  May  26  1996
        (incorporated herein by reference to page 20 of the Registrant's 1997 Annual Report to Stockholders).

        Consolidated Statements of Cash Flows for the Fiscal Years Ended May 25, 1997, May 26, 1996 and May 28, 1995 (incorporated herein by reference to page 21 of the Registrant's 1997 Annual Report to Stockholders).

        Notes to Consolidated Financial Statements (incorporated herein by reference to pages 22 through 33 of the Registrant's 1997 Annual Report to Stockholders).

     2. Financial Statement Schedules:

        For the Fiscal Years Ended May 25, 1997, May 26, 1996 and May 28, 1995:

                II- Valuation and Qualifying Accounts

     3. Exhibits:

    Exhibit No.                             Description
    -----------                             -----------

        3.1 Registrant's Restated Certificate of Incorporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1995).
        3.2 Registrant's By-Laws, as amended to date (incorporated herein by reference to Exhibit 3 to Registrant's Report on Form 8-K dated December 11, 1995).
        4.1 Indenture between Registrant and Continental Illinois National Bank and Trust Company of Chicago, as amended to date by Supplemental Indentures Nos. 1 through 8.
        4.2 Rights Agreement dated as of December 11, 1995 between Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 1 to Registrant's Report on Form 8-K dated December 11, 1995).
        4.3 Indenture between Registrant and First Trust of Illinois, National Association dated February 1, 1996 (incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3 effective February 23, 1996).
        4.4 Indenture between Ralcorp Holdings, Inc. and The First National Bank of Chicago, as supplemented to date by the First Supplemental Indenture among Ralcorp Holdings, Inc., Registrant and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated January 31, 1997).
      *10.1 Stock Option and Long-Term Incentive Plan of 1988, as amended to date (incorporated herein by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994).



* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

    Exhibit No.                             Description
    -----------                             -----------

      *10.2     Stock Option and Long-Term Incentive Plan of 1984, as amended to date  (incorporated  herein  by  reference  to  Exhibit  10.2 to
                Registrant's  Annual  Report  on Form 10-K for the  fiscal  year ended May 29, 1994).
       10.3     Distribution  Agreement with Darden Restaurants,  Inc. dated May
                12,  1995  (incorporated  herein by  reference  to  Exhibit 2 to
                Registrant's Report on Form 8-K dated May 28, 1995).
      *10.4     Executive Incentive Plan, as amended to date.
      *10.5     Management   Continuity   Agreement   (incorporated   herein  by
                reference to Exhibit 4 to Registrant's  Report on Form 8-K dated
                December 11, 1995).
      *10.6     Supplemental  Retirement Plan, as amended to date  (incorporated herein by  reference  to  Exhibit  10.6 to  Registrant's  Annual
                Report on Form 10-K for the fiscal year ended May 29, 1994).
      *10.7     Executive Survivor Income Plan, as amended to date (incorporated herein by  reference  to  Exhibit  10.7 to  Registrant's  Annual
                Report on Form 10-K for the fiscal year ended May 26, 1996).
      *10.8     Executive Health Plan, as amended to date  (incorporated  herein by reference to Exhibit 10.8 to  Registrant's  Annual  Report on
                Form 10-K for the fiscal year ended May 26, 1996).
      *10.9     Supplemental  Savings  Plan,  as amended  to date  (incorporated herein by  reference  to  Exhibit  10.9 to  Registrant's  Annual
                Report on Form 10-K for the fiscal year ended May 29, 1994).
      *10.10    1996 Compensation Plan for Non-Employee Directors, as amended to date.
      *10.11    General Mills, Inc. 1995 Salary  Replacement  Stock  Option Plan
                (incorporated  herein   by  reference  to  Exhibit  10.11  to
                Registrant's  Annual Report on  Form  10-K  for  the fisca  year ended May 26, 1996).
      *10.12    General  Mills,   Inc.  Deferred  Compensation  Plan, as amended
                to date (incorporated  herein  by  reference  to  Exhibit 10  to
                Registrant's  Registration Statement on Form S-8 filed  July 31,
                1997).
      *10.13    Supplemental Benefits Trust Agreement dated February 9, 1987, as amended and  restated  as of  September  26, 1988  (incorporated herein by  reference  to Exhibit  10.13 to  Registrant's  Annual
                Report on Form 10-K for the fiscal year ended May 29, 1994).
      *10.14    Supplemental  Benefits Trust  Agreement dated September 26, 1988
                (incorporated   herein  by   reference   to  Exhibit   10.14  to
                Registrant's  Annual  Report  on Form 10-K for the  fiscal  year ended May 29, 1994).
       10.15    Agreements dated November 29, 1989 by and between General Mills,
                Inc.  and Nestle,  S.A.  (incorporated  herein by  reference  to
                Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the
                fiscal year ended May 28, 1995).
       10.16    Protocol  and  Addendum  No. 1 to  Protocol  of Cereal  Partners
                Worldwide  (incorporated herein by reference to Exhibit 10.16 to
                Registrant's  Annual  Report  on Form 10-K for the  fiscal  year ended May 26, 1996).
      *10.17    1990 Salary  Replacement  Stock Option Plan,  as amended to date
                (incorporated   herein  by   reference   to  Exhibit   10.18  to
                Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994).
       10.18    Addendum  No. 2 dated  March  16,  1993 to  Protocol  of  Cereal
                Partners Worldwide  (incorporated herein by reference to Exhibit
                10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1993).
       10.19    Agreement dated July 31, 1992 by and between General Mills, Inc.
                and PepsiCo,  Inc.  (incorporated herein by reference to Exhibit
                10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1993).


* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

    Exhibit No.                             Description
    -----------                             -----------

      *10.20    Stock Option and Long-Term Incentive Plan of 1993, as amended to date.
       10.21    Standstil   Agreement  with   CPC  International,  Inc.  dated
                October 17, 1994 (incorporated  herein by reference  to  Exhibit
                10(a)  to  Registrant's  Quarterly  Report on  Form 10-Q for the
                period ended February 26, 1995).
       10.22    Addendum  No. 3  effective  as of March 15,  1993 to Protocol of
                Cereal Partners Worldwide  (incorporated  herein by reference to
                Exhibit 10(b) to Registrant's  Quarterly Report on Form 10-Q for
                the period ended February 26, 1995).
       11       Statement  of  Determination  of Common  Shares and Common Share
                Equivalents (contained on page 15 of this Report).
       12       Statement  of Ratio of Earnings to Fixed  Charges  (contained on page 16 of this Report).
       13       1997  Annual  Report  to   Stockholders   (only  those  portions
                expressly incorporated by reference herein shall be deemed filed with the Commission).
       21       List of Subsidiaries of General Mills, Inc.
       23       Consent of  KPMG Peat Marwick LLP (contained on  page 8 of  this
                Report).


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

                                          GENERAL MILLS, INC.

Dated: August 18, 1997
                                          By:  /s/ S. S. MARSHALL
                                                 S. S. Marshall
                                     Senior Vice President and General Counsel


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Title                             Date
     ---------                  -----                             ----

   /s/ R.M. BRESSLER          Director                         July 27, 1997
 (Richard M. Bressler)


   /s/ L. DE SIMONE           Director                         July 25, 1997
  (Livio D. DeSimone)


    /s/ W.T. ESREY            Director                         July 28, 1997
  (William T. Esrey)


  /s/ C. W. GAILLARD          Director,                        July 28, 1997
 (Charles W. Gaillard)         President


  /s/ JUDITH R. HOPE          Director                         July 29, 1997
   (Judith R. Hope)


   /s/ KENNETH MACKE          Director                         July 25, 1997
  (Kenneth A. Macke)


     /s/ M.D. ROSE            Director                         July 29, 1997
   (Michael D. Rose)


    /s/ S.W. SANGER           Chairman of the Board and        July 23, 1997
  (Stephen W. Sanger)          Chief Executive Officer


 /s/ A. MICHAEL SPENCE        Director                         July 28, 1997
  (A. Michael Spence)

     Signature                 Title                            Date
     ---------                 -----                            ----

   /s/ D. A. TERRELL          Director                         July 29, 1997

 (Dorothy A. Terrell)


 /s/ RAYMOND G. VIAULT        Director                         July 23, 1997
  (Raymond G. Viault)          Vice Chairman


 /s/ C. ANGUS WURTELE         Director                         July 28, 1997
  (C. Angus Wurtele)


 /s/ KENNETH L. THOME         Senior Vice President,           August 12, 1997
  (Kenneth L. Thome)           Financial Operations
                              (Principal Accounting Officer)

                      GENERAL MILLS, INC. AND SUBSIDIARIES
                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)


          Column A             Column B      Column C      Column D     Column E
---------------------------    --------      --------      --------     --------
                                             Additions
                               Balance at    charged to    Deductions   Balance
                               beginning     costs and        from     at end of
Description                    of period     expenses       reserves     period
-----------                    ---------     --------       --------     ------

Allowance for possible losses
 on accounts receivable:

  Year ended May 25, 1997..      $4.1          $ .6          $1.1 (a)     $4.1
                                                             (.5)(b)
                                 ----          ----          ----         ----
      Total................      $4.1          $ .6          $ .6         $4.1
                                 ====          ====          ====         ====


  Year ended May 26, 1996..      $4.1          $ .1          $ .4 (a)     $4.1
                                                              (.3)(b)
                                 ----          ----          ----         ----
      Total................      $4.1          $ .1          $ .1         $4.1
                                 ====          ====          ====         ====



  Year ended May 28, 1995..      $3.6          $1.0          $ .8 (a)     $4.1
                                                              (.3)(b)
                                 ----          ----          ----         ----
  Total....................      $3.6          $1.0          $ .5         $4.1
                                 ====          ====          ====         ====



Notes:

(a) Bad debt write-offs.
(b) Other adjustments and reclassifications.

                                                           EXHIBIT 11

                               GENERAL MILLS, INC.
                 STATEMENT OF DETERMINATION OF COMMON SHARES AND
                            COMMON SHARE EQUIVALENTS
                                  (in millions)


                                                           Weighted average number of
                                                         common shares and common share
                                                         equivalents assumed outstanding
                                                         -------------------------------
                                                           For the Fiscal Years Ended
                                                     May 25, 1997  May 26, 1996  May 28, 1995
                                                     ------------  ------------  ------------

Weighted average number of common shares outstanding,
  excluding common stock held in treasury (a)......      158.2        158.9         158.0

Common share equivalents resulting from the assumed
  exercise of certain stock options (b)............        3.6 *        3.1 *         2.1 *
                                                          ----         ----          ----

Total common shares and common share equivalents...      161.8        162.0         160.1
                                                         =====        =====         =====

_________________
Notes:

(a) Computed as the weighted average net shares outstanding on stock-exchange trading days.
(b) Common share equivalents are computed by the "treasury stock" method. This method first determines the number of shares issuable under stock options that had an option price below the average market price for the period, and then deducts the number of shares that could have been repurchased with the proceeds of options exercised.
_________________
* Common share equivalents are not material. As a result, earnings per share have been computed using the weighted average of common shares outstanding of 158.2 million, 158.9 million and 158.0 million for fiscal 1997, 1996 and 1995, respectively.

                                                             EXHIBIT 12

                               GENERAL MILLS, INC.
                       RATIO OF EARNINGS TO FIXED CHARGES


                                                   Fiscal Year Ended
                                    --------------------------------------------
                                    May 25,  May 26,  May 28,  May 29,  May 30,
                                      1997    1996     1995     1994     1993
                                    -------  -------  -------  -------  -------

Ratio of Earnings to Fixed Charges.   6.54    6.94     4.10     6.18     8.62


  For purposes of computing the ratio of earnings to fixed charges, earnings represent pretax income from continuing operations, plus pretax earnings or losses of joint ventures, plus fixed charges (net of capitalized interest). Fixed charges represent interest (whether expensed or capitalized) and one-third (the proportion deemed representative of the interest factor) of rents of continuing operations.

                                  EXHIBIT INDEX




 4.1 Indenture between Registrant and Continental Illinois National Bank and Trust Company of Chicago, as amended to date by Supplemental Indenture Nos. 1 through 8.

 10.4   Executive Incentive Plan, as amended to date.

 10.10  1996 Compensation Plan for Non-Employee Directors, as amended to date.

 10.20  Stock Option and Long-Term Incentive Plan of 1993, as amended to date.

 11     Statement   of   Determination   of  Common   Shares  and  Common  Share
        Equivalents.

 12     Statement of Ratio of Earnings to Fixed Charges.

 13     1997 Annual Report to Stockholders (portions only).

 21     List of Subsidiaries of General Mills, Inc.

 23     Consent of KPMG Peat Marwick LLP.

 27     Financial Data Schedule.