Form 10-Q
period 1997-08-24
GENERAL MILLS INC
filed 1997-10-03
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of September 21, 1997, General Mills had 158,235,860 shares of its $.10 par value common stock outstanding (excluding 45,917,472 shares held in treasury).

                          Part I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited) (In Millions, Except per Share Data)



                                                 Thirteen Weeks Ended
                                                August 24,  August 25,
                                                  1997        1996

Sales                                            $1,416.5    $1,315.6

Costs and Expenses:
  Cost of sales                                     543.9       535.8
  Selling, general and administrative               577.6       510.7
  Depreciation and amortization                      48.9        42.9
  Interest, net                                      31.2        22.8
  Unusual items                                       (.4)       48.4
                                                 ---------   --------
   Total Costs and Expenses                       1,201.2     1,160.6
                                                 --------    --------

Earnings before Taxes and Earnings
  (Losses) of Joint Ventures                        215.3       155.0

Income Taxes                                         81.5        56.5

Earnings (Losses) from Joint Ventures                  .5         (.8)
                                                 --------    --------

Net Earnings                                     $  134.3    $   97.7
                                                 ========    ========

Earnings per Share                               $    .84    $    .62
                                                 ========    ========

Dividends per Share                              $    .53    $    .50
                                                 ========    ========

Average Number of Common Shares                     159.7       157.9
                                                 ========    ========

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In Millions)

                                                (Unaudited)  (Unaudited)
                                                 August 24,   August 25,    May 25,
                                                   1997         1996         1997
                                                 ---------    ---------     -------
ASSETS
Current Assets:
  Cash and cash equivalents                       $   18.2     $   33.1   $   12.8
  Receivables                                        419.3        429.3      419.1
  Inventories:
   Valued primarily at FIFO                          205.7        175.4      155.9
   Valued at LIFO (FIFO value exceeds LIFO by
      $48.5, $57.0 and $47.5, respectively)          251.6        254.2      208.5
  Prepaid expenses and other current assets          111.1        121.3      107.3
  Deferred income taxes                              106.7        111.7      107.7
                                                  --------     --------   --------
      Total Current Assets                         1,112.6      1,125.0    1,011.3
                                                  --------     --------   --------

Land, Buildings and Equipment, at Cost             2,605.9      2,447.8    2,571.6
  Less accumulated depreciation                   (1,330.8)    (1,194.9)  (1,292.2)
                                                  ---------    --------   --------
      Net Land, Buildings and Equipment            1,275.1     1,252.9     1,279.4
Intangibles                                          649.2        108.5      655.2
Other Assets                                         925.6        905.0      956.5
                                                  --------     --------   --------

Total Assets                                      $3,962.5     $3,391.4   $3,902.4
                                                  ========     ========   ========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                                $  662.8     $  632.9   $  599.7
  Current portion of long-term debt                  171.4         96.3      139.0
  Notes payable                                      189.9        300.5      204.3
  Accrued taxes                                      169.3        180.7       97.0
  Other current liabilities                          232.3        236.5      252.5
                                                  --------     --------   --------
      Total Current Liabilities                    1,425.7      1,446.9    1,292.5
Long-term Debt                                     1,497.0      1,153.8    1,530.4
Deferred Income Taxes                                275.8        241.6      272.1
Deferred Income Taxes - Tax Leases                   144.1        158.0      143.7
Other Liabilities                                    173.8        165.3      169.1
                                                  --------     --------   --------
      Total Liabilities                            3,516.4      3,165.6    3,407.8
                                                  --------     --------   --------

Stockholders' Equity:
  Cumulative preference stock, none issued               -            -          -
  Common stock, 204.2 shares issued                  585.8        385.5      578.0
  Retained earnings                                1,585.6      1,427.8    1,535.4
  Less common stock in treasury, at cost,
   shares of 45.6, 47.2 and 44.3, respectively    (1,604.1)    (1,476.4)  (1,501.9)
  Unearned compensation and other                    (54.7)       (58.4)     (58.0)
  Cumulative foreign currency adjustment             (66.5)       (52.7)     (58.9)
                                                  ---------    --------   --------
      Total Stockholders' Equity                     446.1        225.8      494.6
                                                  --------     --------   --------

Total Liabilities and Equity                      $3,962.5     $3,391.4   $3,902.4
                                                  ========     ========   ========

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited) (In Millions)




                                                         Thirteen Weeks Ended
                                                        August 24,   August 25,
                                                          1997         1996

Cash Flows - Operating Activities:
   Earnings from continuing operations                   $134.3        $ 97.7
   Adjustments to reconcile earnings to cash flow:
     Depreciation and amortization                         48.9          42.9
     Deferred income taxes                                  2.9         (12.6)
     Change in current assets and liabilities              20.4         (38.8)
     Unusual items                                          (.4)         48.4
     Other, net                                             9.7           (.5)
                                                         ------        ------
   Cash provided by continuing operations                 215.8         137.1
   Cash used by discontinued operations                    (1.1)         (1.8)
                                                         ------        ------
     Net Cash Provided by Operating Activities            214.7         135.3
                                                         ------        ------

Cash Flows - Investment Activities:
   Purchases of land, buildings and equipment             (40.1)        (34.6)
   Investments in businesses, intangibles and
     affiliates, net of investment returns and dividends   15.4          (4.8)
   Purchases of marketable investments                     (2.2)         (2.0)
   Proceeds from sale of marketable investments            30.6          18.7
   Other, net                                             (24.2)        (25.0)
                                                         ------        ------
     Net Cash Used by Investment Activities               (20.5)        (47.7)
                                                         ------        ------

Cash Flows - Financing Activities:
   Change in notes payable                                 (9.2)        157.1
   Issuance of long-term debt                               2.1           1.9
   Payment of long-term debt                                (.2)        (44.8)
   Common stock issued                                     18.6           5.7
   Purchases of common stock for treasury                (119.2)       (116.3)
   Dividends paid                                         (84.7)        (79.1)
   Other, net                                               3.8            .4
                                                         ------        ------
     Net Cash Used by Financing Activities               (188.8)        (75.1)
                                                         ------        ------

Increase in Cash and Cash Equivalents                    $  5.4        $ 12.5
                                                         ======        ======

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 24, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998.

These statements should be read in conjunction with the financial statements and footnotes included in our annual report for the year ended May 25, 1997. The accounting policies used in preparing these financial statements are the same as those described in our annual report.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(2) Unusual Items

In the first quarter of fiscal 1998 we recorded several unusual items resulting in a net after-tax charge of $.1 million. We received an insurance settlement from one of our carriers related to costs incurred in fiscal 1995 and 1996 (charged against fiscal 1994) from the improper use of a pesticide by an independent contractor in treating some of the company's oat supplies. Snack Ventures Europe (SVE), our joint venture with PepsiCo, Inc., recorded restructuring charges for productivity initiatives primarily related to production consolidation. We also recorded charges associated with restructuring our sales regions and our trade and promotion organization.

In the first quarter of fiscal 1997 we adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The non-cash charge upon adoption of SFAS No. 121 was $48.4 million pretax, $29.2 million after tax ($.18 per share). The charge represented a reduction in the carrying amounts of certain impaired assets to their estimated fair value.

(3) Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Adoption of SFAS No. 128 is required in our third quarter of fiscal 1998; all prior periods will be restated when SFAS No. 128 is adopted. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) on the statement of earnings. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period (such as related to outstanding stock options). The EPS as reported and the pro forma basic and diluted EPS of the company are as follows:

                                    Thirteen Weeks Ended
                                    Aug 24,     Aug 25,
                                      1997        1996

      EPS as reported                 $.84        $.62
      Basic EPS                       $.84        $.62
      Diluted EPS                     $.82        $.61



The thirteen weeks ended August 25, 1996 included an unusual charge related to the adoption of SFAS No. 121 (see "Unusual Items" note). The charge was $.18 per share. Excluding the unusual charge, EPS as reported, basic EPS, and diluted EPS were $.80, $.80 and $.79, respectively.

(4) Statements of Cash Flows

During  the  quarter,   we  paid  $9.2  million  for  interest  (net  of  amount
capitalized) and $3.0 million for income taxes.

(5) Subsequent Event

On September 29, 1997, we announced actions to reduce excess capacity and improve our cost structure, primarily through a restructuring of North American cereal operations. We will shut down one cereal system at our Lodi, California facility and close our two smallest plants, based in South Chicago, Illinois and Etobicoke, Ontario.

The earnings charge associated with these actions is expected to total $115 to $120 million after-tax, or 73 to 76 cents per share. The majority of this charge will be reflected in the second quarter of 1998, with a small percentage falling into the third quarter. The restructuring charge primarily reflects the write-down of assets. Annual cost savings are expected to begin in fiscal 1999 and are estimated at $22 million after-tax (14 cents per share).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Operations generated $78.7 million more cash in the first quarter of fiscal 1998 than in the same prior-year period. The increase in cash provided by operations as compared to last year was caused by a $59.2 million decrease in the working capital change and by a $19.5 million increase in cash from operations, after adjustment for non-cash charges.

Fiscal 1998 capital expenditures are estimated to be approximately $190 million. During the first three months, capital expenditures totaled $40.1 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. There was no first quarter activity under this program.

In the first quarter of fiscal 1998, we acquired 1.8 million shares of common stock for our treasury for $119.2 million.

RESULTS OF OPERATIONS

Sales in the first quarter grew 8 percent to $1,416.5 million. First quarter net earnings of $134.3 million ($.84 per share), increased by 6 percent from $126.9 million ($.80 per share) before the non-cash charge associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" last year. Adoption of SFAS No. 121 resulted in a non-cash, after-tax charge of $29.2 million, or 18 cents per share. Including this non-cash charge, last year first quarter earnings were $97.7 million ($.62 per share).

We recorded several unusual items in the first quarter that added a net $.4 million to pre-tax income and had no material after-tax impact. These items included charges related to productivity initiatives by the company's Snack Ventures Europe joint venture with PepsiCo and several other small restructuring actions, which were offset by receipt of a settlement from one of the company's insurance carriers for costs previously incurred from an independent contractor's improper treatment of some oat supplies.

Unit volume for General Mills' established domestic businesses grew 2 percent in the first quarter. Including shipments of the cereal and snack brands acquired from Ralcorp Holdings in January 1997, total domestic unit volume was up nearly 9 percent.

Big G cereal volume excluding the acquired Ralcorp brands was up 1 percent, led by good performance from new Team Cheerios and French Toast Crunch cereals. With the acquired Chex and Cookie Crisp cereals included, total first-quarter Big G volume was up 10 percent. Shipments of new Cinnamon Grahams cereal began in mid-August with good initial trade response. Cereal category volume in all measured outlets grew 1.9 percent in the quarter, double the rate of category growth achieved in fiscal 1997. Big G cereals' total share of market for the quarter was 25.8 percent. Excluding the Chex and Cookie Crisp brands, market share was 23.4 percent, virtually even with 1997 first quarter and full-year results.



Established snacks volume grew 9 percent in the quarter and, with the recently acquired Chex Mix line included, total snack volume was up 25 percent. New Golden Grahams Treats snack bars, introduced in October 1996, continued to perform well. In addition, new flavor varieties helped stimulate volume growth for various fruit snack lines and for Bugles corn snacks. Yogurt volume was up 14 percent for the quarter, reflecting continued good performance by core Yoplait product lines and expansion of Colombo yogurt distribution to the western United States. Betty Crocker main meal and side dish volume was 1 percent below last year's strong first-quarter levels. Combined volume for dessert, flour and baking mix businesses was 3 percent lower than last year's, primarily due to heightened competitive promotional levels in the desserts category. The company's foodservice operations recorded a 5 percent unit volume increase for the quarter, led by broad-based cereal volume strength.

International unit volume grew 12 percent in the first quarter, driven by a 21 percent gain by Cereal Partners Worldwide (CPW), the company's joint venture with Nestle. CPW's performance reflected broad-based volume strength across major European and Latin American markets. Snack Ventures Europe (SVE), the company's joint venture with PepsiCo, renewed its growth momentum in the first quarter, recording a 5 percent unit volume increase. The International Dessert Partners (IDP) joint venture in Latin America with CPC International entered its second year of operation and recorded volume growth and profit progress for the quarter. Volume for Canadian food operations increased 2 percent. During the quarter, we announced a new joint venture with Want Want Holdings Ltd. to develop a savory snacks business in China, one of the world's largest and fastest-growing consumer markets. Work to organize and staff the venture is already under way.

Strong cash flow from operations supported the company's ongoing share repurchase program, which has the goal of reducing shares outstanding by an average of 1 to 2 percent annually. During the first quarter, the company repurchased 1.8 million shares at an average price of $65.10 per share (net of put option premiums). Average shares outstanding totaled 159.7 million for the first quarter of 1998 compared to 157.9 million in last year's comparable period, as a result of the 5.4 million shares issued in conjunction with the Ralcorp acquisition. Our cumulative share repurchase activity since then has included open-market purchases equivalent to approximately three-quarters of the shares issued in that transaction. Interest expense in the first quarter totaled $31.2 million, up from $22.8 million in last year's quarter due to the Ralcorp acquisition and the company's share repurchase activities. Our tax rate (excluding unusual items) for the quarter was 37.7 percent compared to 37.2 percent in last year's quarter that excluded the effects of SFAS No. 121. The rate increase was due primarily to increased non-deductible goodwill amortization. Our reported tax rates for first quarter fiscal 1998 and 1997 were
37.9 percent and 36.5 percent, respectively.

                           PART II. OTHER INFORMATION


Item 5.   Other Information.

This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Cautionary Statement Relevant to Forward-Looking Information" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended May 25, 1997, which lists important factors that could cause actual results to differ materially from those discussed in this report.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 3(i) Articles of Incorporation, as amended.

          Exhibit 11    Statement of Computation of Earnings per Share.

          Exhibit 12    Statement of Ratio of Earnings to Fixed Charges.

          Exhibit 27    Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the first quarter of fiscal 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        GENERAL MILLS, INC.
                                                            (Registrant)

Date  October 2, 1997                                        /s/ S. S. Marshall
      ---------------                      ------------------------------------
                                           S. S. Marshall
                                           Senior Vice President,
                                           General Counsel


Date  October 2, 1997                                           /s/ K. L. Thome
      ---------------                      ------------------------------------
                                           K. L. Thome
                                           Senior Vice President,
                                           Financial Operations