Form 10-Q
period 1997-11-23
GENERAL MILLS INC
filed 1998-01-07
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 23, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of December 12, 1997, General Mills had 158,429,896 shares of its $.10 par value common stock outstanding (excluding 45,723,436 shares held in treasury).

                        Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                        GENERAL MILLS, INC.
                                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited) (In Millions, Except per Share Data)


                                        Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                      November 23, November 24,  November 23, November 24,
                                          1997        1996           1997        1996
                                      -----------  -----------    ----------  -------

Sales                                    $ 1,638.3    $1,560.1      $ 3,054.8    $2,875.7

Costs and Expenses:
  Cost of sales                              653.7       659.4        1,197.6     1,195.2
  Selling, general and administrative        645.4       587.5        1,223.0     1,098.2
  Depreciation and amortization               48.5        43.0           97.4        85.9
  Interest, net                               27.3        24.5           58.5        47.3
  Unusual items                              166.8            -         166.4        48.4
                                         ---------    ---------     ---------    --------
    Total Costs and Expenses               1,541.7     1,314.4        2,742.9     2,475.0
                                         ---------    --------      ---------    --------

Earnings before Taxes and Earnings
   (Losses) of Joint Ventures                 96.6       245.7          311.9       400.7

Income Taxes                                  31.6        90.5          113.1       147.0

Earnings (Losses) from Joint Ventures          (.4)        1.5             .1          .7
                                         ---------    --------      ---------    --------

Net Earnings                             $    64.6    $  156.7      $   198.9    $  254.4
                                         =========    ========      =========    ========

Earnings per Share                       $     .41    $    1.00     $    1.25    $    1.62
                                         =========    =========     =========    =========

Dividends per Share                      $     .53    $     .50     $    1.06    $    1.00
                                         =========    =========     =========    =========

Average Number of Common Shares              158.2        156.5         158.9        157.2
                                         =========    =========     =========    =========


See accompanying notes to consolidated condensed financial statements.


                               GENERAL MILLS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In Millions)

                                                 (Unaudited)   (Unaudited)
                                                 November 23,  November 24,    May 25,
                                                     1997          1996          1997
                                                  ---------     --------      ---------
ASSETS
Current Assets:
  Cash and cash equivalents                         $    29.9     $   28.3   $    12.8
  Receivables                                           442.8        428.4       419.1
  Inventories:
   Valued primarily at FIFO                             219.7        154.2       155.9
   Valued at LIFO (FIFO value exceeds LIFO by
      $48.2, $58.4 and $47.5, respectively)             251.9        242.1       208.5
  Prepaid expenses and other current assets             111.5        128.3       107.3
  Deferred income taxes                                 103.8        101.2       107.7
                                                    ---------     --------   ---------

      Total Current Assets                            1,159.6      1,082.5     1,011.3
                                                    ---------     --------   ---------

Land, Buildings and Equipment, at Cost                2,416.8      2,474.7     2,571.6
  Less accumulated depreciation                      (1,243.9)    (1,218.3)   (1,292.2)
                                                    ---------     --------   ---------
      Net Land, Buildings and Equipment               1,172.9      1,256.4     1,279.4
Intangibles                                             641.0        107.8       655.2
Other Assets                                            975.6        959.0       956.5
                                                    ---------     --------   ---------

Total Assets                                        $ 3,949.1     $3,405.7   $ 3,902.4
                                                    =========     ========   =========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                                  $   689.2     $  617.1   $   599.7
  Current portion of long-term debt                      93.8        107.5       139.0
  Notes payable                                         183.8        421.6       204.3
  Accrued taxes                                         114.0        141.7        97.0
  Other current liabilities                             304.1        232.4       252.5
                                                    ---------     --------   ---------
      Total Current Liabilities                       1,384.9      1,520.3     1,292.5
Long-term Debt                                        1,596.9      1,078.8     1,530.4
Deferred Income Taxes                                   271.3        243.1       272.1
Deferred Income Taxes - Tax Leases                      136.4        154.5       143.7
Other Liabilities                                       170.4        168.4       169.1
                                                    ---------     --------   ---------
      Total Liabilities                               3,559.9      3,165.1     3,407.8
                                                    ---------     --------   ---------

Stockholders' Equity:
  Cumulative preference stock, none issued                  -             -          -
  Common stock, 204.2 shares issued                     596.8        389.6       578.0
  Retained earnings                                   1,566.6      1,506.7     1,535.4
  Less common stock in treasury, at cost,
   shares of 46.0, 48.3 and 44.3, respectively       (1,660.8)    (1,553.6)   (1,501.9)
  Unearned compensation and other                       (50.9)       (52.8)      (58.0)
  Cumulative foreign currency adjustment                (62.5)       (49.3)      (58.9)
                                                    ---------     --------   ---------
      Total Stockholders' Equity                        389.2        240.6       494.6
                                                    ---------     --------   ---------

Total Liabilities and Equity                        $ 3,949.1     $3,405.7   $ 3,902.4
                                                    =========     ========   =========

See accompanying notes to consolidated condensed financial statements.


                             GENERAL MILLS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited) (In Millions)


                                                      Twenty-Six Weeks Ended
                                                    November 23,   November 24,
                                                       1997           1996
                                                    -----------     ---------

Cash Flows - Operating Activities:
  Earnings from continuing operations                    $198.9      $254.4
  Adjustments to reconcile earnings to cash flow:
    Depreciation and amortization                          97.4        85.9
    Deferred income taxes                                  (2.4)       (3.8)
    Change in current assets and liabilities              (19.1)      (67.6)
    Unusual items                                         166.4        48.4
    Other, net                                            (11.5)       (5.4)
                                                         ------      ------
   Cash provided by continuing operations                 429.7       311.9
   Cash used by discontinued operations                    (3.8)       (3.9)
                                                         ------      ------
    Net Cash Provided by Operating Activities             425.9       308.0
                                                         ------      ------

Cash Flows - Investment Activities:
   Purchases of land, buildings and equipment             (80.5)      (78.4)
   Investments in businesses, intangibles and
    affiliates, net of investment returns and
    dividends                                               8.7       (23.6)
   Purchases of marketable investments                     (5.5)       (3.9)
   Proceeds from sale of marketable investments            31.2        21.3
   Other, net                                             (39.1)      (40.6)
                                                         ------      ------
    Net Cash Used by Investment Activities                (85.2)     (125.2)
                                                         ------      ------

Cash Flows - Financing Activities:
   Change in notes payable                                (18.3)      277.7
   Issuance of long-term debt                             103.8         3.9
   Payment of long-term debt                              (77.8)     (109.9)
   Common stock issued                                     53.4        23.4
   Purchases of common stock for treasury                (215.2)     (209.9)
   Dividends paid                                        (168.8)     (157.5)
   Other, net                                               (.7)       (2.8)
                                                         ------      ------
    Net Cash Used by Financing Activities                (323.6)     (175.1)
                                                         ------      ------

Increase in Cash and Cash Equivalents                    $ 17.1      $  7.7
                                                         ======      ======

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the twenty-six weeks ended November 23, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998.

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

In the second quarter of fiscal 1998, we recorded restructuring charges of $166.8 million pretax, $100.1 million after tax ($.63 per share) primarily related to improving the cost structure of our North American cereal operations. We shut down one cereal system at our Lodi, California facility and closed our two smallest plants, located in South Chicago, Illinois and Etobicoke, Ontario. The charges included approximately $137 million in non-cash charges primarily related to asset write-offs, and approximately $30 million of cash charges, primarily related to costs to dispose of assets and pay severance. Most of this cash will be paid by fiscal year end. An additional smaller restructuring charge is expected to be recorded in the third quarter. It is expected that these restructuring activities will be substantially completed by the end of fiscal 1998. Annualized cost savings from these actions are estimated at $22 million after-tax (14 cents per share).

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

                                Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                 Nov. 23,   Nov. 24,     Nov. 23,     Nov. 24,
                                   1997       1996         1997         1996
                                   ----       ----         ----         ----

      EPS as reported              $.41      $1.00        $1.25        $1.62
      Basic EPS                    $.41      $1.00        $1.25        $1.62
      Diluted EPS                  $.40      $ .98        $1.22        $1.59

The thirteen and twenty-six weeks ended November 23, 1997 included restructuring charges related to North American cereal operations (see "Unusual Items" note). Excluding the unusual charge, EPS as reported, basic EPS, and diluted EPS for the thirteen and twenty-six weeks were $1.04, $1.04 and $1.01; and $1.88, $1.88, and $1.83, respectively.

The twenty-six weeks ended November 24, 1996 included an unusual charge related to the adoption of SFAS No. 121 (see "Unusual Items" note). Excluding the unusual charge, EPS as reported, basic EPS, and diluted EPS were $1.80, $1.80 and $1.77, respectively.

(4) Statements of Cash Flows

During the first six months, we paid $59.3 million for interest (net of amount capitalized) and $84.3 million for income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Operations generated $117.8 million more cash in the first half of fiscal 1998 than in the same prior-year period. The increase in cash provided by operations as compared to last year was caused by a $48.5 million decrease in the working capital change and by a $69.3 million increase in cash from operations, after adjustment for non-cash charges.

Fiscal 1998 capital expenditures are estimated to be approximately $175 million. During the first six months, capital expenditures totaled $80.5 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. First half activity under this program consisted of issuance of $100.0 million in notes and debt payments of $75.2 million.

RESULTS OF OPERATIONS

Second quarter sales of $1,638.3 million grew 5 percent from the prior year. First half sales of $3,054.8 million grew 6 percent. Second quarter earnings from operations of $164.7 million ($1.04 per share) before restructuring charges of $100.1 million ($.63 per share) (See Note (2)), increased by 5 percent from $156.7 million ($1.00 per share) reported last year. Including restructuring charges, second quarter earnings this year were $64.6 million ($.41 per share). Cumulative earnings from operations of $299.1 million ($1.88 per share) before unusual items of $100.2 million, ($.63 per share), were up 5 percent from $283.6 million ($1.80 per share), before the non-cash charge associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"last year. Adoption of SFAS No. 121 resulted in a non-cash, after-tax charge of $29.2 million, or 18 cents per share. Including unusual items, first half earnings this year were $198.9 million ($1.25 per share). Including the non-cash charge, last year first half earnings were $254.4 million ($1.62 per share).

The second-quarter earnings gain was driven by 6 percent growth in worldwide unit volume on top of the 9 percent volume increase reported in the same period a year earlier.

In the United States, General Mills' total retail unit volume grew 5 percent in the second quarter and was up 7 percent through the first six months. Excluding the acquired Ralcorp brands, domestic retail unit volume was down 2 percent in the quarter and even with last year through the first half, as second-quarter Big G cereal shipments fell below the prior year's record levels, offsetting volume gains across the remaining U.S. businesses.

Total Big G cereal volume including the acquired Chex and Cookie Crisp brands was up 1 percent in the second quarter and up 5 percent through six months. Chex cereal shipments in November exceeded expectations, and represented good momentum going into the holiday season, when the popularity of Chex Party Mix drives strong consumer volume for the franchise. Excluding acquired brands, Big G volume was 11 percent below last year's, when second-quarter volume grew more than 10 percent reflecting the launch of three new cereals and strong performance from a sample-size merchandising program.

Cereal category volume in all Nielsen measured outlets grew 2.6 percent in the quarter, reflecting continued acceleration from the 1 percent growth rate achieved in fiscal 1997. Big G cereals' total share of market through six months was 25.6 percent. Market share excluding acquired brands is 23.3 percent, virtually even with Big G's 23.4 percent share for fiscal 1997.

Combined unit volume for the company's remaining domestic retail businesses grew 9 percent in the quarter. Snack food volume was up more than 20 percent for both the quarter and first half including the Chex Mix line. Excluding Chex Mix, snacks volume was up 5 percent in the first half and 2 percent above last year's second quarter, when volume grew 12 percent. This performance was broad based, with fruit snacks, Pop Secret microwave popcorn and grain snacks all posting first-half market share gains. Yogurt volume grew 18 percent in the quarter on continued good performance by core Yoplait product lines and the successful expansion of Colombo yogurt distribution to the western United States. Betty Crocker main meal and side dish volume was up 1 percent. Combined volume for dessert, flour and baking mix businesses was up 4 percent in the quarter despite heightened competitive promotional levels in the dessert category. Second-quarter volume for foodservice operations grew 5 percent.

International unit volume grew 11 percent in both the second quarter and first six months, led by the Cereal Partners Worldwide (CPW) joint venture with Nestle. CPW unit volume grew 12 percent in the quarter, reflecting continued broad-based volume and share strength across major European and Latin American markets. Snack Ventures Europe (SVE), the company's joint venture with PepsiCo, recorded 7 percent volume growth in the quarter. Volume for the International Dessert Partners venture with CPC International in Latin America was up 17 percent through six months and 1 percent above last year's second quarter, which included initial shipments to expansion markets. In Canada, quarterly unit volume was up 2 percent.

During the second quarter, General Mills repurchased 1.3 million shares of common stock at an average price of $65 per share. Through six months, share repurchases totaled 3.1 million shares. Average shares outstanding totaled 158.2 million for the second quarter compared to 156.5 million in the prior year, reflecting shares issued in the February 1997 Ralcorp acquisition. Interest expense in the second quarter totaled $27.3 million, up from $24.5 million last year due to the Ralcorp acquisition and share repurchase activities.

Our tax rates (excluding unusual items) for the second quarter and first half of fiscal 1998 were 37.3 percent and 37.5 percent, respectively, compared to 36.8 percent and 37.0 percent in last year's second quarter and first half. Our reported tax rates for the first six months of fiscal 1998 and 1997 were 36.3 percent and 36.7 percent, respectively.

                                     PART II

Item 4.   Submission of Matters to a Vote of Security Holders.

    (a) The Annual Meeting of Stockholders was held on September 22, 1997.

    (b) All directors nominated were elected at the Annual Meeting.

    (c) For the election of directors, the results were as follows:

              Richard M. Bressler     For              137,140,009
                                      Withheld             978,259

              Livio D. DeSimone       For              137,335,605
                                      Withheld             782,663

              William T. Esrey        For              137,356,180
                                      Withheld             762,088

              Charles W. Gaillard     For              137,411,151
                                      Withheld             707,117

              Judith R. Hope          For              137,303,126
                                      Withheld             815,142

              Kenneth A. Macke        For              137,162,022
                                      Withheld             956,246

              Michael D. Rose         For              137,369,103
                                      Withheld             749,165

              Stephen W. Sanger       For              137,405,337
                                      Withheld             712,931

              A. Michael Spence       For              137,383,106
                                      Withheld             735,162

              Dorothy A. Terrell      For              137,380,191
                                      Withheld             738,077

              Raymond G. Viault       For              137,424,026
                                      Withheld             694,242

              C. Angus Wurtele        For              137,381,639
                                      Withheld             736,629

          On the ratification of the appointment of KPMG Peat Marwick LLP as auditors for fiscal 1998 the results were as follows:

                       For:    137,402,167
                   Against:        213,944
                   Abstain:        502,157

          On the proposal to adopt an amendment to the Company's Restated Certificate of Incorporation, the results were as follows:

                       For:    125,551,716
                   Against:      1,865,121
                   Abstain:        743,931
           Broker Non-Vote:      9,957,500

          The stockholders' proposal requesting that the directors take action to adopt cumulative voting was rejected:

                       For:     32,984,566
                   Against:     88,292,079
                   Abstain:      5,034,414
           Broker Non-Vote:     11,807,209

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

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Exhibit 11   Statement of Computation of Earnings per Share.

          Exhibit 12   Statement of Ratio of Earnings to Fixed Charges.

          Exhibit 27   Financial Data Schedule.

    (b)   Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the second quarter of fiscal 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GENERAL MILLS, INC.
                                                (Registrant)

Date  January 5, 1998                                  /s/ S. S. Marshall
      ---------------               -------------------------------------
                                    S. S. Marshall
                                    Senior Vice President,
                                    General Counsel

Date  January 5, 1998                                     /s/ K. L. Thome
      ---------------               -------------------------------------
                                    K. L. Thome
                                    Senior Vice President,
                                    Financial Operations