Form 10-Q
period 1998-02-22
GENERAL MILLS INC
filed 1998-04-02
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 22, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of March 18, 1998, General Mills had 157,591,966 shares of its $.10 par value common stock outstanding (excluding 46,561,366 shares held in treasury).

                          Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                               GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited) (In Millions, Except per Share Data)


                                        Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                        --------------------      -----------------------
                                      February 22, February 23,   February 22,February 23,
                                          1998        1997           1998        1997
                                          ----        ----           ----        ----
Sales                                     $1,424.7    $1,289.6       $4,479.5    $4,165.3

Costs and Expenses:
  Cost of sales                              552.4       548.3        1,750.0     1,743.5
  Selling, general and administrative        588.1       470.0        1,811.1     1,568.2
  Depreciation and amortization               46.8        45.1          144.2       131.0
  Interest, net                               26.8        25.2           85.3        72.5
  Unusual items                                  -           -          166.4        48.4
                                             -----        ----          -----        ----

    Total Costs and Expenses               1,214.1     1,088.6        3,957.0     3,563.6
                                           -------     -------        -------     -------

Earnings before Taxes and Earnings
   (Losses) of Joint Ventures                210.6       201.0          522.5       601.7

Income Taxes                                  77.3        72.7          190.4       219.7

Earnings (Losses) from Joint Ventures         (2.2)       (5.5)          (2.1)       (4.8)
                                              ----        ----           ----        ----

Net Earnings                             $   131.1    $  122.8      $   330.0    $  377.2
                                         =========    ========      =========    ========

Earnings per Share                       $     .83    $    .78      $    2.08    $   2.40
                                         =========    ========      =========    ========

Average Number of Common Shares              158.3       157.5          158.7       157.3
                                             =====       =====          =====       =====

Earnings per Share - Assuming Dilution   $     .81    $    .76      $    2.03    $   2.35
                                         =========    ========      =========    ========

Average Number of Common Shares -
   Assuming Dilution                         162.8       161.8          162.9       160.8
                                             =====       =====          =====       =====

Dividends per Share                      $     .53    $    .50      $    1.59    $   1.50
                                         =========    ========      =========    ========



See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In Millions)

                                                 (Unaudited)   (Unaudited)
                                                 -----------   -----------
                                                 February 22,  February 23,    May 25,
                                                    1998          1997          1997
                                                    ----          ----          ----
ASSETS
Current Assets:
  Cash and cash equivalents                         $    16.8     $   31.0   $    12.8
  Receivables                                           425.1        413.7       419.1
  Inventories:
   Valued primarily at FIFO                             203.8        184.6       155.9
   Valued at LIFO (FIFO value exceeds LIFO by
      $45.7, $59.6 and $47.5, respectively)             243.8        228.4       208.5
  Prepaid expenses and other current assets             102.0        114.6       107.3
  Deferred income taxes                                 108.6        107.0       107.7
                                                        -----        -----       -----
      Total Current Assets                            1,100.1      1,079.3     1,011.3
                                                      -------      -------     -------

Land, Buildings and Equipment, at Cost                2,437.2      2,532.2     2,571.6
  Less accumulated depreciation                      (1,270.9)    (1,251.6)   (1,292.2)
                                                     --------     --------    --------
      Net Land, Buildings and Equipment               1,166.3      1,280.6     1,279.4
Intangibles                                             635.9        657.6       655.2
Other Assets                                            997.5        943.3       956.5
                                                        -----        -----       -----


Total Assets                                        $ 3,899.8     $3,960.8   $ 3,902.4
                                                    =========     ========   =========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                                  $   619.5     $  521.3   $   599.7
  Current portion of long-term debt                     153.6        158.5       139.0
  Notes payable                                          34.2        442.0       204.3
  Accrued taxes                                         128.8        151.0        97.0
  Other current liabilities                             294.7        260.1       252.5
                                                        -----        -----       -----
      Total Current Liabilities                       1,230.8      1,532.9     1,292.5
Long-term Debt                                        1,656.0      1,224.7     1,530.4
Deferred Income Taxes                                   277.3        240.0       272.1
Deferred Income Taxes - Tax Leases                      132.8        147.1       143.7
Other Liabilities                                       169.8        167.1       169.1
                                                        -----        -----       -----
      Total Liabilities                               3,466.7      3,311.8     3,407.8
                                                      =======      =======     =======

Stockholders' Equity:
  Cumulative preference stock, none issued                  -             -          -
  Common stock, 204.2 shares issued                     608.2        578.9       578.0
  Retained earnings                                   1,614.1      1,552.2     1,535.4
  Less common stock in treasury, at cost,
   shares of 45.9, 42.4 and 44.3, respectively       (1,675.3)    (1,370.0)   (1,501.9)
  Unearned compensation and other                       (46.1)       (54.0)      (58.0)
  Cumulative foreign currency adjustment                (67.8)       (58.1)      (58.9)
                                                        -----        -----       -----
      Total Stockholders' Equity                        433.1        649.0       494.6
                                                        -----        -----       -----

Total Liabilities and Equity                        $ 3,899.8     $3,960.8   $ 3,902.4
                                                    =========     ========   =========

See accompanying notes to consolidated condensed financial statements.

                              GENERAL MILLS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited) (In Millions)


                                                       Thirty-Nine Weeks Ended
                                                       -----------------------
                                                     February 22,   February 23,
                                                        1998           1997
                                                        ----           ----

Cash Flows - Operating Activities:
  Earnings from continuing operations                     $330.0       $377.2
  Adjustments to reconcile earnings to cash flow:
    Depreciation and amortization                          144.2        131.0
    Deferred income taxes                                   (3.2)        (7.2)
    Change in current assets and liabilities, net of
      effects from business acquired                       (22.8)      (148.6)
    Unusual items                                          166.4         48.4
    Other, net                                             (22.7)       (10.4)
                                                           -----        -----
   Cash provided by continuing operations                  591.9        390.4
   Cash used by discontinued operations                     (4.8)        (5.3)
                                                            ----         ----
    Net Cash Provided by Operating Activities              587.1        385.1
                                                           -----        -----

Cash Flows - Investment Activities:
   Purchases of land, buildings and equipment             (122.7)      (113.7)
   Investments in businesses, intangibles and
    affiliates, net of investment returns and dividends     (3.5)       (28.3)
   Purchases of marketable investments                      (8.1)        (5.9)
   Proceeds from sale of marketable investments             34.7         36.9
   Other, net                                              (38.6)       (19.5)
                                                           -----        -----
    Net Cash Used by Investment Activities                (138.2)      (130.5)
                                                          ------       ------

Cash Flows - Financing Activities:
   Change in notes payable                                (165.4)       245.3
   Issuance of long-term debt                              284.1         46.8
   Payment of long-term debt                              (135.8)      (119.5)
   Common stock issued                                      77.0         47.4
   Purchases of common stock for treasury                 (249.3)      (219.8)
   Dividends paid                                         (252.8)      (235.7)
   Other, net                                               (2.7)        (8.7)
                                                            ----         ----
    Net Cash Used by Financing Activities                 (444.9)      (244.2)
                                                          ------       ------

Increase in Cash and Cash Equivalents                     $  4.0       $ 10.4
                                                          ======       ======

See accompanying notes to consolidated condensed financial statements.


                               GENERAL MILLS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirty-nine weeks ended February 22, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998.

These statements should be read in conjunction with the financial statements and footnotes included in our annual report for the year ended May 25, 1997. The accounting policies used in preparing these financial statements are the same as those described in our annual report, except that the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," as of the beginning of the third quarter of fiscal 1998 (see note 3 below).

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

In the second quarter of fiscal 1998, we recorded restructuring charges of $166.8 million pretax, $100.1 million after tax ($.63 per share) primarily related to improving the cost structure of our North American cereal operations. We shut down one cereal system at our Lodi, California, facility and closed our two smallest plants, located in South Chicago, Illinois, and Etobicoke, Ontario. The charges included approximately $137 million in non-cash charges primarily related to asset write-offs, and approximately $30 million of cash charges, primarily related to costs to dispose of assets and pay severance. Most of this cash will be paid by fiscal year end. It is expected that these restructuring activities will be substantially completed by the end of fiscal 1998. Annualized cost savings from these actions are estimated at $22 million after-tax (14 cents per share).

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

(3) Earnings per Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." We adopted SFAS No. 128 during the current quarter; all prior periods have been restated. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) on the statement of earnings. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period (including, for example, outstanding stock options).

The thirty-nine weeks ended February 22, 1998 included a restructuring charge (see "Unusual Items" note). Excluding the restructuring charge, basic EPS and diluted EPS were $2.71 and $2.64, respectively.

The thirty-nine weeks ended February 23, 1997 included an unusual charge related to the adoption of SFAS No. 121 (see "Unusual Items"note). Excluding the unusual charge, basic EPS and diluted EPS were $2.58 and $2.53, respectively.

(4) Statements of Cash Flows

During the first nine months, we made interest payments of $72.9 million (net of amount capitalized) and paid $139.7 million in income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Operations generated $201.5 million more cash in the first nine months of fiscal 1998 than in the same prior-year period. The increase in cash provided by operations as compared to last year was caused by a $125.8 million decrease in the working capital change and by a $75.7 million increase in cash from operations, after adjustment for non-cash charges.

Fiscal 1998 capital expenditures are estimated to be approximately $165 million. During the first nine months, capital expenditures totaled $122.7 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. Activity through nine months under this program consisted of the issuance of $268.0 million in notes and debt payments of $133.2 million.

RESULTS OF OPERATIONS

Third quarter sales of $1,424.7 million grew 10 percent from the prior year. Cumulative sales of $4,479.5 million grew 8 percent. Third quarter earnings from operations of $131.1 million ($.83 per share), increased by 7 percent from $122.8 million ($.78 per share) reported last year. Cumulative earnings from operations of $430.2 million ($2.71 per share) before unusual items of $100.2 million, ($.63 per share), were up 6 percent from $406.4 million ($2.58 per share), before the non-cash charge associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" last year. Adoption of SFAS No. 121 resulted in a non-cash, after-tax charge of $29.2 million, or 18 cents per share. Including unusual items, nine month earnings this year were $330.0 million ($2.08 per share). Including the non-cash charge, last year nine month earnings were $377.2 million ($2.40 per share).

The 9 percent increase in third-quarter domestic volume reflected broad-based growth, with gains recorded by each of the company's businesses. The cereal and snack mix brands acquired from Ralcorp in January 1997 made strong contributions to third quarter volume growth, as this period included much of the holiday season merchandising important to the Chex cereal line and Chex Mix snacks. Including acquired brands, cereal volume was up 12 percent in the quarter, and snack volume grew 9 percent.

Excluding acquired brands, total U.S. food volume grew 2 percent. Big G volume was also up 2 percent excluding acquired brands, with strong performance from key established cereals including Cheerios, Wheaties, and the Total brand franchise. New Team Cheerios cereal, introduced in May 1997, and Cinnamon Grahams, introduced in August 1997, also contributed to volume growth. Through nine months, U.S. ready-to-eat cereal category volume was up 1.8 percent in all Nielsen measured outlets, double the rate of market growth recorded in fiscal 1997. Big G's market share through 9 months exceeded 23 percent for the base business and totaled nearly 26 percent including acquired brands.

Snack volume excluding the acquired Chex Mixes was down 9 percent for the quarter, primarily reflecting a shift in promotional timing and strong prior-year new product volume. Volume for the company's dessert, flour and baking mix business grew 3 percent. Main meal and side dish volume grew more than 4 percent, including an 8 percent increase in Hamburger Helper volume. Yogurt volume was up 16 percent, and Foodservice operations recorded 3 percent volume growth in the quarter.

With 16 percent volume growth in the third quarter, international operations' unit volume through nine months was up 12 percent. Cereal Partners Worldwide
(CPW), the company's joint venture with Nestle, led this performance, with volume gains of 17 percent through nine months and 20 percent in the latest quarter. Annual sales for this venture totaled $764 million in calendar 1997 and CPW's overall market share has increased to 18 percent. Volume for General Mills' Canadian operations also grew 20 percent in the quarter.

As part of our ongoing share repurchase program, we repurchased .5 million shares of common stock during the third quarter at an average price of $65.41 per share. Through nine months, share repurchases totaled 3.6 million shares at an average price of $65.10 per share. Average shares outstanding totaled 158.7 million for the first nine months compared to 157.3 million in the prior year, reflecting the issuance of approximately 5.4 million common shares in the Ralcorp acquisition. Interest expense in the first nine months totaled $85.3 million, up from $72.5 million last year due to the Ralcorp acquisition and share repurchase activities.

Our tax rates (excluding unusual items) for the third quarter and first nine months of fiscal 1998 were 36.7 percent and 37.2 percent, respectively, compared to 36.2 percent and 36.7 percent in last year's third quarter and first nine months. Our reported tax rates for the first nine months of fiscal 1998 and 1997 were 36.4 percent and 36.5 percent, respectively.

OTHER

We have a project team that is assessing the impact of the year 2000 on the processing of date-related information by our computer systems and developing appropriate plans. The scope of this project includes all information systems infrastructure, non-technical assets such as production equipment and all business partner relationships. Contingency plans have been developed to address any failure on the part of our customers or vendors to resolve their year 2000 processing issues in a timely manner; however while this action should minimize any associated risks, no absolute assurance can be given. Based on assessments to date, we do not expect the financial impact of addressing any potential systems issues to be material to our financial position, results of operations or cash flows. Of course there may be year 2000 circumstances beyond our control that may have an adverse impact on our operations.

                           PART II. OTHER INFORMATION

Item 5.  Other Information.

This report contains certain forward-looking statements, which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Cautionary Statement Relevant to Forward-Looking Information" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended May 25, 1997, that lists important factors that could cause actual results to differ materially from those discussed in this report.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 3 (ii) The Company's Bylaws, as amended.

          Exhibit 11     Statement re Computation of Earnings per Share.

          Exhibit 12     Statement re Ratio of Earnings to Fixed Charges.

          Exhibit 27     Financial Data Schedule.

     (b)  Reports on Form 8-K

          On February 6, 1998, the Company filed a Form 8-K report filing as an exhibit the form of note for $100,000,000 5.82% REset Put Securities ("REPS"), constituting a tranche of Medium-Term Notes, Series E.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              GENERAL MILLS, INC.
                             -------------------------------------------
                                                (Registrant)


Date  April 1, 1998                                   /s/ S. S. Marshall
                             -------------------------------------------
                             S. S. Marshall
                             Senior Vice President,
                                 General Counsel


Date  April 1, 1998                                       /s/ K. L. Thome
                             --------------------------------------------
                             K. L. Thome
                             Senior Vice President,
                              Financial Operations