Form 10-K405
period 1998-05-31
GENERAL MILLS INC
filed 1998-08-21
CIK 40704

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

                     For the fiscal year ended May 31, 1998

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

                                 (612) 540-2311
              (Registrant's telephone number, including area code)
                              ---------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
               Title of each class                     on which registered
               -------------------                    ---------------------
          Common Stock, $.10 par value               New York Stock Exchange
                                                     Chicago Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                              ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $63.5625 per share as reported on the New York Stock Exchange on July 30, 1998: $9,719.5 million.

     Number  of  shares  of  Common  Stock  outstanding  as of  July  30,  1998:
152,912,269 (including 55,821 shares set aside for the exchange of shares of Ralcorp Holdings, Inc. and excluding 50,814,822 shares held in the treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of Registrant's Proxy Statement dated August 14, 1998 are incorporated by reference into Part III, and portions of Registrant's
             1998 Annual Report to Stockholders are incorporated by
                       reference into Parts I, II and IV.

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

     The packaged consumer foods market is highly competitive, with numerous competitors of varying sizes. The principal methods of competition include product quality, advertising, promotion and price. In most of its consumer foods lines, described below, General Mills competes not only with other widely advertised branded products, but also with generic products and private label products, which are generally sold at lower prices.

     CEREALS. General Mills produces and sells a number of ready-to-eat cereals, including such brands as: CHEERIOS, HONEY NUT CHEERIOS, FROSTED CHEERIOS, APPLE CINNAMON CHEERIOS, MULTI-GRAIN CHEERIOS, TEAM CHEERIOS, WHEATIES, HONEY FROSTED WHEATIES, CRISPY WHEATIES 'N RAISINS, LUCKY CHARMS, CORN TOTAL, WHEAT TOTAL, TOTAL RAISIN BRAN, TRIX, GOLDEN GRAHAMS, WHEAT CHEX, CORN CHEX, RICE CHEX, MULTI-BRAN CHEX, KIX, BERRY BERRY KIX, FIBER ONE, REESE'S PEANUT BUTTER PUFFS, COCOA PUFFS, COOKIE CRISP, CINNAMON TOAST CRUNCH, FRENCH TOAST CRUNCH, CLUSTERS, RAISIN NUT BRAN, OATMEAL CRISP, TRIPLES and BASIC 4.

     DESSERTS, FLOUR AND BAKING MIXES. General Mills makes and sells a line of dessert mixes under the BETTY CROCKER trademark, including SUPERMOIST layer cakes, RICH & CREAMY and SOFT WHIPPED ready-to-spread frostings, SUPREME brownie and dessert bar mixes, muffin mixes, STIR 'N BAKE mixes and SWEET REWARDS fat-free and reduced-fat mixes. The Company markets variety baking mixes under the BISQUICK trademark, sells pouch mixes under the BETTY CROCKER name, and produces family flour under the GOLD MEDAL brand, introduced in 1880, and regional brands such as LA PINA, ROBIN HOOD AND RED BAND. The Company also engages in grain merchandising, produces flour for internal ingredient requirements and sells flour to bakery, foodservice and manufacturing markets.

     DINNER AND SIDE DISH PRODUCTS. General Mills manufactures a line of BETTY CROCKER dry packaged dinner mixes under the HAMBURGER HELPER and TUNA HELPER trademarks. Also under the BETTY CROCKER trademark, the Company sells dry packaged specialty potatoes, POTATO BUDS instant mashed potatoes, SUDDENLY SALAD and BAC*O'S salad topping.

     SNACK PRODUCTS AND BEVERAGES. General Mills markets POP SECRET microwave popcorn; a line of grain snacks including NATURE VALLEY granola bars, DUNKAROOS and GOLDEN GRAHAMS TREATS; a line of fruit snacks including FRUIT ROLL-UPS, FRUIT BY THE FOOT, GUSHERS, FRUIT STRING THING, BUGS BUNNY and TRIX shapes; a line of fat-free snack bars under the name SWEET REWARDS; a line of salty snack products called CHEX snack mix and savory snacks marketed under the name BUGLES. The Company also produces and sells a line of single-serving fruit juice drinks marketed under the SQUEEZIT trademark and SQUEEZIT 100, a 100% juice beverage.

     YOGURT PRODUCTS. Yoplait USA manufactures and sells yogurt products, including YOPLAIT ORIGINAL, YOPLAIT LIGHT, CUSTARD STYLE and TRIX, a layered yogurt for children and will be introducing GO-GURT, yogurt packaged in a portable tube, in fiscal 1999. The Colombo yogurt business manufactures and sells a variety of refrigerated cup yogurt products under the COLOMBO brand name.

     FOODSERVICE. The Foodservice division markets General Mills branded baking mixes, cereals, snacks, dinner and side dish products, refrigerated and soft-serve frozen yogurt and custom products to the commercial and non-commercial sectors, including schools, colleges, hotels, restaurants and the healthcare industry.

     INTERNATIONAL FOODS OPERATIONS. The International Foods organization of the Company exports packaged food products and snack pellets throughout the world and licenses food products for manufacture in Europe and the Asia/Pacific region. General Mills Canada, Inc. sells BIG G ready-to-eat cereals, BETTY CROCKER side dishes, baking and packaged dinner mixes and fruit, grain and salty snacks in Canada.

     The Company is engaged in four international joint ventures. See Note Four to Consolidated Financial Statements appearing on pages 25 and 26 of the Company's 1998 Annual Report to Stockholders, incorporated herein by reference. Cereal Partners Worldwide (CPW), the Company's joint venture with Nestle, S.A., through various entities, competes in more than 70 countries and republics, including recent expansion into Central Europe. The following cereal products were marketed under the umbrella Nestle trademark in fiscal 1998: TRIO, CLUSTERS, NESQUICK, MULTI-CHEERIOS, HONEY NUT CHEERIOS, GOLDEN GRAHAMS, CINI MINIS, CHOCAPIC, TRIX, ESTRELITAS, GOLD, KIX, MILO, FIBRE 1, KANGUS, SPORTIES, FITNESS, SHREDDED WHEAT, SHREDDIES, COUNTRY CORN FLAKES, HONEY STARS, KOKO KRUNCH, SNOW FLAKES, ZUCOSOS and APPLE MINIS. CPW also manufactures private label cereals for customers in the United Kingdom. The Company has a 50% equity interest in CPW.

     Snack Ventures Europe (SVE), the Company's joint venture with PepsiCo, Inc., manufactures and sells snack foods in Holland, France, Belgium, Spain, Portugal, Greece, Estonia, Hungary, Russia and Slovakia. The Company has a 40.5% equity interest in SVE.

     International Dessert Partners L.L.C. (IDP), the Company's joint venture with Bestfoods, sells baking and dessert mixes in Brazil, Mexico, Colombia, Argentina, Chile, Peru, Venezuela and Uruguay and recently introduced a line of rice pudding dessert mixes in the southern cone of Latin America. IDP manufactures baking and ready-to-serve frosting mixes in Uruguay. The Company has a 50% equity interest in IDP.

     Tong Want, the Company's joint venture with Want Want Holdings, Ltd., was formed to manufacture and sell savory snacks in the People's Republic of China. Operations are expected to commence in 1999. The Company has a 50% equity interest in Tong Want.

GENERAL INFORMATION
     TRADEMARKS AND PATENTS. The Company's products are marketed and businesses operated under trademarks and service marks owned by or licensed to the Company. Trademarks and service marks are vital to the Company's business. The most significant trademarks and service marks of the Company are contained in the business discussions above.

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

     RAW MATERIALS AND SUPPLIES. The principal raw materials used by General Mills are cereal grains, sugar, fruits, other agricultural products, vegetable oils, and plastic and paper for packaging materials. Although General Mills has some long-term contracts, the majority of such raw materials are purchased on the open market. Prices of most raw materials will probably increase over the long term. Nonetheless, General Mills believes that it will be able to obtain an adequate supply of needed ingredients and packaging materials. Occasionally and where possible, General Mills makes advance purchases of items significant to its business in order to ensure continuity of operations. The Company's objective is to procure materials meeting both the Company's quality standards and its production needs at the lowest total cost to the Company. The Company's strategy is to buy these materials at price levels that allow a targeted profit margin. Since commodities generally represent the largest variable cost in manufacturing the Company's products, to the extent possible, the Company hedges the risk associated with adverse price movements using exchange-traded futures and options and forward cash contracts. These tools enable the Company to manage the related commodity price risk over periods of time that exceed the period of time in which the physical commodity is available. Accordingly, the Company uses hedging to mitigate the risks associated with adverse price movements and not to speculate in the marketplace. See also Note Seven to Consolidated Financial Statements appearing on pages 27 and 28 of the Company's 1998 Annual Report to Stockholders, incorporated herein by reference and the "Market Risk Management" subsection of the section entitled "Management's Discussion and Analysis" appearing on pages 17 and 18 of the Company's 1998 Annual Report to Stockholders, incorporated herein by reference.

     CAPITAL EXPENDITURES. During the three fiscal years ended May 31, 1998, General Mills expended $475 million for capital expenditures, not including the cost of acquired companies. The Company expects to spend approximately $215 million for such purposes in fiscal 1999.

     RESEARCH AND DEVELOPMENT. The main research and development facilities are located at the James Ford Bell Technical Center in Golden Valley (suburban Minneapolis), Minnesota. With a staff of approximately 850, the Center is responsible for most of the food research for the Company. Approximately one-half of the staff hold degrees in various chemical, biological and engineering sciences. Research and development expenditures (all Company-sponsored) amounted to $66.3 million in fiscal 1998, $61.4 million in fiscal 1997 and $60.1 million in fiscal 1996. General Mills' research and development resources are focused on new product development, product improvement, process design and improvement, packaging and exploratory research in new business areas.

     EMPLOYEES.  At  May  31,  1998,  General  Mills  had  approximately  10,200 employees.

     ENVIRONMENTAL MATTERS. As of June 30, 1998, the Company has received notices advising it that there have been releases or threatened releases of hazardous substances or wastes at 12 sites, and alleging that the Company is potentially responsible for cleaning up those sites and/or paying certain costs in connection with those sites. These matters involve several different procedural contexts, including litigation initiated by governmental authorities and/or private parties, administrative proceedings commenced by regulatory agencies, and demand letters issued by regulatory agencies and/or private parties. The Company recognizes that its potential exposure with respect to any of these sites may be joint and several, but has concluded that its probable aggregate exposure is not material. This conclusion is based upon, among other things, the Company's payments and/or accruals with respect to each site; the number, ranking, and financial strength of other potentially responsible parties identified at each of the sites; the status of the proceedings, including various settlement agreements, consent decrees or court orders; allocations of volumetric waste contributions and allocations of relative responsibility among potentially responsible parties developed by regulatory agencies and by private parties; remediation cost estimates prepared by governmental authorities or private technical consultants; and the Company's historical experience in negotiating and settling disputes with respect to similar sites.

     Based on current facts and circumstances, General Mills believes that neither the results of these proceedings nor its compliance in general with environmental laws or regulations will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

     SEGMENT INFORMATION. Reporting financial information relating to industry segments of General Mills was discontinued as of May 28, 1995 with the distribution of the restaurant business. Geographic financial information is found in Note Nineteen to Consolidated Financial Statements appearing on page 33 of the Company's 1998 Annual Report to Stockholders, incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The executive officers of the Company, together with their ages and business experience, are set forth below.

     Y. Marc Belton, age 39, is Vice President; President, New Ventures. Mr. Belton joined the Company in 1983 and served in various food marketing management positions. He was appointed a Vice President of the Company in 1991, named President, Snacks in 1994 and named to his present position in 1997.

     Peter J. Capell, age 41, is Vice President; President, Snacks. Mr. Capell joined the Company in 1985 and served in various marketing and general management positions. He was appointed a Vice President of the Company in 1996, named Marketing Director, Cheerios Business Unit in 1996 and named to his present position in 1997.

     Randy G. Darcy, age 47, is Senior Vice President, Operations. Mr. Darcy joined the Company in 1987, was named Vice President, Director of Manufacturing, Technology and Operations in 1989 and was named to his present position in 1994.

     Stephen R. Demeritt, age 54, is Executive Vice President of General Mills and Chief Executive Officer of Cereal Partners Worldwide. Mr. Demeritt joined the Company in 1969, was named a Marketing Director in the Big G Division in 1976, appointed a Vice President of the Company in 1983, named President of General Mills Canada, Inc. in 1986, elected Senior Vice President of General Mills in 1992, and named Chief Executive Officer of CPW, S.A. in 1993. He was named to his present position in 1996.

     Jon L. Finley, age 44, is Senior Vice President, Global Convenience Foods, which includes Yoplait-Colombo, refrigerated bakery snacks and domestic and international snack foods. Mr. Finley joined the Company in 1983 and was named President, Yoplait USA in 1991, appointed a Vice President of the Company in 1991, elected Senior Vice President in 1994, named Senior Vice President, New Business in 1995 and named Senior Vice President, Gold Medal in 1996. He was named to his present position in 1998.

     Ian R. Friendly, age 37, is Vice President; President, Yoplait-Colombo. Mr. Friendly joined the Company in 1983 and served in various food marketing management positions. He was appointed a Vice President of the Company in 1990 with responsibility for the New Enterprise Business Unit of Big G and was subsequently appointed to lead the Child Cereals Business Unit of Big G in 1993 and the Asia/Pacific and Latin America Business Development of CPW, S.A. in 1994. He was named to his present position in 1998.

     Charles W. Gaillard, age 57, has been President of General Mills since 1995. Mr. Gaillard joined General Mills in 1966 and advanced through various food marketing management positions, becoming Executive Vice President in 1989 and Vice Chairman in 1993. From 1989 to 1993 he was Chief Executive Officer of Cereal Partners Worldwide.

     Eric J. Larson, age 42, is Senior Vice President, Investor Relations. Mr. Larson joined the Company in this position in June, 1996 from Morgan Stanley & Co. where he had been a partner and senior analyst covering packaged food, agri-business, foodservice, tobacco and selected beverage companies since 1992. He previously worked as an analyst covering consumer products companies at First Boston Corporation and PaineWebber.

     Siri S. Marshall, age 50, is Senior Vice President and General Counsel. Ms. Marshall joined the Company in this position in 1994 from Avon Products, Inc. where she held the positions of Senior Vice President, General Counsel and Secretary from 1992 to 1994.

     Michael A. Peel, age 48, is Senior Vice President, Human Resources. Mr. Peel joined the Company in this position in 1991 from PepsiCo, Inc. where he was Senior Vice President, Personnel, responsible for PepsiCo Worldwide Foods.

     Kendall J. Powell, age 44, is Senior Vice President; President, Big G. Mr. Powell joined the Company in 1979 and was appointed a Vice President of General Mills and named Marketing Director of Cereal Partners U.K. in 1990. He was named President, Yoplait USA in 1995 and elected to his present position in 1998.

     Jeffrey J. Rotsch, age 48, is Senior Vice President, Sales. Mr. Rotsch joined the Company in 1974 and served as the head of several divisions, including Betty Crocker and Big G. He was elected Senior Vice President in 1993 and named to his present position in 1998.

     Stephen W. Sanger, age 52, has been Chairman and Chief Executive Officer of General Mills, Inc. since 1995. Mr. Sanger joined the Company in 1974 and served as the head of several business units, including Yoplait USA and Big G. He was elected a Senior Vice President in 1989, an Executive Vice President in 1991, Vice Chairman in 1992 and President in 1993.

     Christina L. Shea, age 45, is Senior Vice President; President, Betty Crocker. Ms. Shea joined the Company in 1976 and was appointed a Vice President in 1987. She was appointed Vice President, New Business Development for Yoplait USA in 1991, Vice President, General Manager of Betty Crocker Products' Main Meals and Side Dishes in 1992, and President of Betty Crocker in 1994. She was named to her present position in 1998.

     Robert L. Stretmater, age 54, is Vice President; President, Foodservice. Mr. Stretmater joined the Company in 1967 and was appointed a Vice President in 1987. He was appointed Vice President, Director of Marketing for the Gold Medal Division in 1989, Vice President, Director of Marketing for Foodservice in 1996 and named to his present position in 1997.

     Danny L. Strickland, age 49, is Senior Vice President, Innovation, Technology and Quality. Mr. Strickland joined the Company in this position in 1997 from Johnson & Johnson where he held the position of Executive Vice President, Worldwide Absorbent Products and Material Research from 1993 to 1997. Prior to joining Johnson & Johnson he spent five years at Kraft General Foods as Vice President of Technology.

     Austin P. Sullivan, Jr., age 58, is Senior Vice President, Corporate Relations. Mr. Sullivan joined the Company in 1976, was named a Vice President in 1978, named Director of Public Affairs in 1979 and assumed responsibility for Corporate Communications in 1993. He was named to his present position in 1994.

     Kenneth L. Thome, age 50, is Senior Vice President, Financial Operations. Mr. Thome joined the Company in 1969 and was named Vice President, Controller for Convenience and International Foods Group in 1985, Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991 and was elected to his present position in 1993.

     Raymond G. Viault, age 54, is Vice Chairman of the Company, with overall responsibility for international operations, global convenience foods, business development and financial activities. Mr. Viault joined the Company in January 1996 from Philip Morris, where he had been based in Zurich, Switzerland, serving since 1990 as President of Kraft Jacobs Suchard. Mr. Viault had been with Kraft General Foods a total of 20 years, serving in a variety of major marketing and general management positions.

AVAILABLE INFORMATION
     General Mills is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). The public may read and copy any Company filings at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at
1-800-SEC-0330. Because the Company makes filings to the Commission electronically, you may access this information at the Commission's Internet site (http://www.sec.gov). This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission. You can also learn more about General Mills at our web site (http://www.genmills.com).

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     The Company and its representatives may from time to time make written or oral forward-looking statements with respect to annual or long-term goals of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

     The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying important factors that could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     Our future results could be affected by a variety of factors such as competitive dynamics in the U.S. ready-to-eat cereal market, including pricing and promotional spending levels by premium branded manufacturers and by lower-priced bagged cereal and private label competitors. Results could also be affected by other external factors such as: economic conditions; the impact of competitive products and pricing; product development; actions of competitors other than as described above; changes in laws and regulations, including changes in accounting standards; customer demand; effectiveness of advertising and marketing spending or programs; consumer perception of health-related issues; fluctuations in the cost and availability of supply-chain resources; and foreign economic conditions, including currency rate fluctuations.

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

     General Mills operates nine major consumer foods plants for the production of cereal products, prepared mixes, convenience foods and other food products. These facilities are located at Albuquerque, New Mexico; Buffalo, New York; Cedar Rapids, Iowa; Chicago, Illinois area (2); Cincinnati, Ohio; Covington, Georgia; Lodi, California; and Toledo, Ohio. The Company owns seven flour mills located at Avon, Iowa; Buffalo, New York; Great Falls, Montana; Johnson City, Tennessee; Kansas City, Missouri; Vallejo, California; and Vernon, California. The Company operates seven terminal grain elevators and has country grain elevators in 29 locations, primarily in Idaho and Montana.

     General Mills also has eight other food and beverage production facilities with total floor space of approximately 493,000 square feet, including 64,000 square feet of leased space. General Mills also owns or leases warehouse space aggregating approximately 8,330,000 square feet, of which approximately 5,573,000 square feet are leased. A number of sales and administrative offices are maintained in the United States and Canada, totaling 1,800,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS.
     In management's opinion, there were no claims or litigation pending at May 31, 1998, the outcome of which could have a material adverse effect on the consolidated financial position or results of operations of the Company. See the information contained under the section entitled "Environmental Matters," supra, for a discussion of environmental matters in which the Company is involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. -- Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The information relating to the market prices and dividends of the
Company's common stock contained in Note Twenty to Consolidated Financial Statements appearing on page 34 of Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference. As of July 30, 1998, the number of record holders of common stock was 41,903. The Company's common stock ($.10 par value) is listed on the New York and Chicago Stock Exchanges.

ITEM 6.  SELECTED FINANCIAL DATA.
     The information for fiscal years 1994 through 1998 contained in the Eleven-Year Financial Summary on page 35 of Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
     The information set forth in the section entitled "Management's Discussion and Analysis" on pages 15 through 18 of Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The information set forth in the "Market Risk Management" subsection of the section entitled "Management's Discussion and Analysis" on pages 17 and 18 of Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The information on pages 19 through 34 of Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. --Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information contained in the sections entitled "Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in Registrant's definitive proxy materials dated August 14, 1998 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
     The information contained on pages 20 through 23 of Registrant's definitive proxy materials dated August 14, 1998 is incorporated herein by reference. The information appearing under the heading "Report of Compensation Committee on Executive Compensation" is not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The information contained in the section entitled "Share Ownership of Directors and Executive Officers" contained in Registrant's definitive proxy materials dated August 14, 1998 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. -- Not applicable.

---------------------

The Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and the Board of Directors
General Mills, Inc.:

     Under date of June 30, 1998, we reported on the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 31, 1998 and May 25, 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended May 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended May 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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


                                          /s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
June 30, 1998




                        CONSENT OF KPMG PEAT MARWICK LLP


The Board of Directors
General Mills, Inc.:

     We consent to incorporation by reference in the Registration Statements (Nos. 2-49637 and 333-00745) on Form S-3 and Registration Statements (Nos. 2-13460, 2-53523, 2-95574, 33-24504, 33-27628, 33-32059, 33-36892, 33-36893,
33-50337,  33-62729, 333-13089 and 333-32509) on Form S-8 of General Mills, Inc.
of our reports dated June 30, 1998, relating to the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 31, 1998 and May 25, 1997 and the related consolidated statements of earnings, stockholders' equity, cash flows and related financial statement schedule for each of the fiscal years in the three-year period ended May 31, 1998, which reports are included or incorporated by reference in the May 31, 1998 annual report on Form 10-K of General Mills, Inc.

     Our report covering the basic consolidated financial statements refers to changes in the method of accounting in fiscal 1997 for impairment of long-lived assets and for long-lived assets to be disposed of.



                                         /s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
August 21, 1998

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)  1. FINANCIAL STATEMENTS:

        Consolidated Statements of Earnings for the Fiscal Years Ended May 31, 1998, May 25, 1997 and May 26, 1996 (incorporated herein by reference to page 20 of the Registrant's 1998 Annual Report to Stockholders).

        Consolidated   Balance   Sheets  at  May  31,  1998  and  May  25,  1997
        (incorporated herein by reference to page 21 of the Registrant's 1998 Annual Report to Stockholders).

        Consolidated Statements of Cash Flows for the Fiscal Years Ended May 31, 1998, May 25, 1997 and May 26, 1996 (incorporated herein by reference to page 22 of the Registrant's 1998 Annual Report to Stockholders).

        Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended May 31, 1998, May 25, 1997 and May 26, 1996 (incorporated herein by reference to page 23 of the Registrant's 1998 Annual Report to Stockholders).

        Notes to Consolidated Financial Statements (incorporated herein by reference to pages 24 through 34 of the Registrant's 1998 Annual Report to Stockholders).

     2. FINANCIAL STATEMENT SCHEDULES:

        For the Fiscal Years Ended May 31, 1998, May 25, 1997 and May 26, 1996:

                II- Valuation and Qualifying Accounts

     3. EXHIBITS:

     EXHIBIT NO.                          DESCRIPTION

        3.1 Registrant's Restated Certificate of Incorporation, as amended to date (incorporated herein by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the period ended August 24, 1997).
        3.2     Registrant's By-Laws, as amended to date.
        4.1 Indenture between Registrant and Continental Illinois National Bank and Trust Company of Chicago, as amended to date by Supplemental Indentures Nos. 1 through 8 (incorporated herein by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 25, 1997).
        4.2 Rights Agreement dated as of December 11, 1995 between Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 1 to Registrant's Report on Form 8-K dated December 11, 1995).
        4.3 Indenture between Registrant and First Trust of Illinois, National Association dated February 1, 1996 (incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3 effective February 23, 1996).
        4.4 Indenture between Ralcorp Holdings, Inc. and The First National Bank of Chicago, as supplemented to date by the First Supplemental Indenture among Ralcorp Holdings, Inc., Registrant and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated January 31, 1997).

    EXHIBIT NO.                          DESCRIPTION

      *10.1 Stock Option and Long-Term Incentive Plan of 1988, as amended to date (incorporated herein by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994).
       10.2 Addendum No. 3 effective as of March 15, 1993 to Protocol of Cereal Partners Worldwide (incorporated herein by reference to
                Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the period ended February 26, 1995).
       10.3 Distribution Agreement with Darden Restaurants, Inc. dated May 12, 1995 (incorporated herein by reference to Exhibit 2 to Registrant's Report on Form 8-K dated May 28, 1995).
      *10.4     Executive  Incentive  Plan,  as  amended  to date  (incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 25, 1997).
      *10.5 Management Continuity Agreement (incorporated herein by reference to Exhibit 4 to Registrant's Report on Form 8-K dated December 11, 1995).
      *10.6 Supplemental Retirement Plan, as amended to date (incorporated herein by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994).
      *10.7 Executive Survivor Income Plan, as amended to date (incorporated herein by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 26, 1996).
      *10.8 Executive Health Plan, as amended to date (incorporated herein by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 26, 1996).
      *10.9 Supplemental Savings Plan, as amended to date (incorporated herein by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994).
      *10.10 1996 Compensation Plan for Non-Employee Directors, as amended to date.
      *10.11 General Mills, Inc. 1995 Salary Replacement Stock Option Plan, as amended to date.
      *10.12    General Mills, Inc.  Deferred  Compensation Plan, as  amended to date.
      *10.13 Supplemental Benefits Trust Agreement dated February 9, 1987, as amended and restated as of September 26, 1988 (incorporated herein by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994).
      *10.14 Supplemental Benefits Trust Agreement dated September 26, 1988 (incorporated herein by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994).
       10.15 Agreements dated November 29, 1989 by and between General Mills, Inc. and Nestle, S.A. (incorporated herein by reference to
                Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1995).
       10.16 Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide (incorporated herein by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 26, 1996).
      *10.17 1990 Salary Replacement Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1994).
       10.18 Addendum No. 2 dated March 16, 1993 to Protocol of Cereal Partners Worldwide.
       10.19 Agreement dated July 31, 1992 by and between General Mills, Inc. and PepsiCo, Inc.
      *10.20 Stock Option and Long-Term Incentive Plan of 1993, as amended to date (incorporated herein by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 25, 1997).
       10.21 Standstill Agreement with CPC International, Inc. dated October 17, 1994 (incorporated herein by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended February 26, 1995).


* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

    EXHIBIT NO.                          DESCRIPTION

       12       Statement of  Ratio of  Earnings to Fixed  Charges (contained on page 15 of this Report).
       13       1998  Annual  Report  to   Stockholders   (only  those  portions
                expressly incorporated by reference herein shall be deemed filed with the Commission).
       21       List of Subsidiaries of General Mills, Inc.
       23       Consent of  KPMG  Peat Marwick LLP (contained  on page 8 of this
                Report).


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

                                   GENERAL MILLS, INC.

Dated: August 21, 1998
                                   By:  /s/ S. S. MARSHALL
                                       -----------------------
                                           S. S. Marshall
                                       Senior Vice President and General Counsel


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                    TITLE                              DATE
        ---------                    -----                              ----


    /s/ R.M. BRESSLER              Director                            7/29/98
  (Richard M. Bressler)


    /s/ L. DE SIMONE               Director                            7/30/98
   (Livio D. DeSimone)


     /s/ W.T. ESREY                Director                            8/3/98
   (William T. Esrey)


   /s/ C. W. GAILLARD              Director,                           7/29/98
  (Charles W. Gaillard)             President


/s/ RAYMOND V. GILMARTIN           Director                            7/31/98
 (Raymond V. Gilmartin)


   /s/ JUDITH R. HOPE              Director                            8/4/98
    (Judith R. Hope)


    /s/ KENNETH MACKE              Director                            7/30/98
   (Kenneth A. Macke)


      /s/ M.D. ROSE                Director                            7/30/98
    (Michael D. Rose)


    /s/ S. W. SANGER               Chairman of the Board and           7/29/98
   (Stephen W. Sanger)              Chief Executive Officer

        SIGNATURE                    TITLE                              DATE
        ---------                    -----                              ----


   /s/ A. MICHAEL SPENCE            Director                           7/30/98
    (A. Michael Spence)


     /s/ D. A. TERRELL              Director                           8/3/98
   (Dorothy A. Terrell)


   /s/ RAYMOND G. VIAULT            Director                           7/29/98
    (Raymond G. Viault)              Vice Chairman


   /s/ C. ANGUS WURTELE             Director                           7/30/98
    (C. Angus Wurtele)


   /s/ KENNETH L. THOME             Senior Vice President,             8/17/98
    (Kenneth L. Thome)               Financial Operations
                                     (Principal Accounting Officer)

                      GENERAL MILLS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)


          Column A             Column B      Column C      Column D     Column E
---------------------------    --------      --------      --------     --------
                                             Additions
                               Balance at    charged to    Deductions   Balance
                               beginning     costs and        from     at end of
Description                    of period     expenses       reserves    period
-----------                    ---------     ---------      ---------  ---------

Allowance for possible losses
 on accounts receivable:

  Year ended May 31, 1998..      $4.1          $ .7          $1.6 (a)     $4.2
                                                             (1.0)(b)
                                 ----          ----          ----         ----
      Total................      $4.1          $ .7          $ .6         $4.2
                                 ====          ====          ====         ====



  Year ended May 25, 1997..      $4.1          $ .6          $1.1 (a)     $4.1
                                                              (.5)(b)
                                 ----          ----          ----         ----
      Total................      $4.1          $ .6          $ .6         $4.1
                                 ====          ====          ====         ====



  Year ended May 26, 1996..      $4.1          $ .1          $ .4 (a)     $4.1
                                                              (.3)(b)
                                 ----          ----          ----         ----
      Total................      $4.1          $ .1          $ .1         $4.1
                                 ====          ====          ====         ====


-------------------
Notes:

(a) Bad debt write-offs.
(b) Other adjustments and reclassifications.

                                                                    EXHIBIT 12


                               GENERAL MILLS, INC.
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                    Fiscal Year Ended
                                   --------------------------------------------------
                                   May 31,   May 25,    May 26,    May 28,    May 29,
                                    1998      1997       1996       1995       1994
                                    ----      ----       ----       ----       ----

Ratio of Earnings to Fixed Charges..5.63      6.54       6.94       4.10       6.18


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

                                  EXHIBIT INDEX


3.2      Registrant's By-Laws, as amended to date.

10.10    1996 Compensation Plan for Non-Employee Directors, as amended to date.

10.11 General Mills, Inc. 1995 Salary Replacement Stock Option Plan, as amended to date.

10.12    General Mills, Inc. Deferred Compensation Plan, as amended to date.

10.18 Addendum No. 2 dated March 16, 1993 to Protocol of Cereal Partners Worldwide.

10.19 Agreement dated July 31, 1992 by and between General Mills, Inc. and PepsiCo, Inc.

12       Statement of Ratio of Earnings to Fixed  Charges.

13       1998 Annual Report to Stockholders (only portions).

21       List of Subsidiaries of General Mills, Inc.

23       Consent of KPMG Peat Marwick LLP.

27       Financial Data Schedule.