Form 10-Q
period 1998-08-30
GENERAL MILLS INC
filed 1998-10-08
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of September 23, 1998, General Mills had 152,937,831 shares of its $.10 par value common stock outstanding (excluding 51,215,501 shares held in treasury).

                         Part I. FINANCIAL INFORMATION


Item 1. Financial Statements


                              GENERAL MILLS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited) (In Millions, Except per Share Data)



                                         Thirteen Weeks Ended
                                         August 30,August 24,
                                           1998      1997

Sales                                    $1,473.1   $1,416.5

Costs and Expenses:
  Cost of sales                             583.7      581.7
  Selling, general and administrative       634.1      588.7
  Interest, net                              29.8       31.2
  Unusual items                                 -        (.4)
   Total Costs and Expenses               1,247.6    1,201.2

Earnings before Taxes and Earnings
  (Losses) of Joint Ventures                225.5      215.3

Income Taxes                                 83.1       81.5

Earnings (Losses) from Joint Ventures         2.6         .5

Net Earnings                              $ 145.0    $ 134.3

Earnings per Share                        $   .94    $   .84

Average Number of Common Shares             154.1      159.7

Earnings per Share - Assuming Dilution    $   .92    $   .82

Average Number of Common Shares - Assuming
  Dilution                                  157.4      163.7

Dividends per Share                       $   .53    $   .53


See accompanying notes to consolidated condensed financial statements.


                              GENERAL MILLS, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In Millions)

                                          (Unaudited) (Unaudited)
                                          ----------- -----------
                                           August 30, August 24,  May 31,
                                             1998       1997       1998
                                             ----       ----       ----
ASSETS
Current Assets:
  Cash and cash equivalents                $  29.7    $  18.2  $    6.4
  Receivables                                458.4      419.3     395.1
  Inventories:
   Valued primarily at FIFO                  211.2      205.7     168.3
   Valued at LIFO (FIFO value exceeds LIFO by
     $39.1, $48.5 and $39.1, respectively)   261.6      251.6     221.4
  Prepaid expenses and other current assets   74.0      111.1     107.2
  Deferred income taxes                      135.4      106.7     136.9
     Total Current Assets                  1,170.3    1,112.6   1,035.3

Land, Buildings and Equipment, at Cost     2,539.7    2,605.9   2,489.0
  Less accumulated depreciation           (1,336.6)  (1,330.8) (1,302.7)
     Net Land, Buildings and Equipment     1,203.1    1,275.1   1,186.3
Intangibles                                  625.4      649.2     630.4
Other Assets                               1,026.1      925.6   1,009.4

Total Assets                              $4,024.9   $3,962.5  $3,861.4

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                         $ 657.7    $ 662.8  $  593.1
  Current portion of long-term debt          146.9      171.4     153.2
  Notes payable                              424.1      189.9     264.1
  Accrued taxes                              197.9      169.3     148.5
  Other current liabilities                  254.1      232.3     284.8
     Total Current Liabilities             1,680.7    1,425.7   1,443.7
Long-term Debt                             1,612.2    1,497.0   1,640.4
Deferred Income Taxes                        282.5      275.8     284.8
Deferred Income Taxes - Tax Leases           129.4      144.1     129.1
Other Liabilities                            174.3      173.8     173.2
     Total Liabilities                     3,879.1    3,516.4   3,671.2

Stockholders' Equity:
  Cumulative preference stock, none issued       -          -         -
  Common stock, 204.2 shares issued          620.5      585.8     619.6
  Retained earnings                        1,686.2    1,585.6   1,622.8
  Less common stock in treasury, at cost,
   shares of 51.0, 45.6 and 49.4,
   respectively                           (2,048.0)  (1,604.1) (1,935.7)
  Unearned compensation                      (73.1)     (79.0)    (75.4)
  Accumulated other comprehensive income     (39.8)     (42.2)    (41.1)
     Total Stockholders' Equity              145.8      446.1     190.2

Total Liabilities and Equity              $4,024.9   $3,962.5  $3,861.4

See accompanying notes to consolidated condensed financial statements.

                          GENERAL MILLS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited) (In Millions)




                                                    Thirteen Weeks Ended
                                                   August 30,  August 24,
                                                      1998        1997
                                                      ----        ----

Cash Flows - Operating Activities:
  Net earnings                                       $145.0      $134.3
  Adjustments to reconcile earnings to cash flow:
    Depreciation and amortization                      47.1        48.9
    Deferred income taxes                              (3.9)        2.9
    Change in current assets and liabilities          (41.2)       20.4
    Unusual items                                         -         (.4)
    Other, net                                         (7.6)        9.7
  Cash provided by continuing operations              139.4       215.8
  Cash used by discontinued operations                  (.8)       (1.1)
    Net Cash Provided by Operating Activities         138.6       214.7

Cash Flows - Investment Activities:
  Purchases of land, buildings and equipment          (63.0)      (40.1)
  Investments in businesses, intangibles and
    affiliates, net of investment returns
    and dividends                                      (2.9)       15.4
  Purchases of marketable investments                  (2.4)       (2.2)
  Proceeds from sale of marketable investments         16.8        30.6
  Other, net                                             .9       (24.2)
    Net Cash Used by Investment Activities            (50.6)      (20.5)

Cash Flows - Financing Activities:
  Change in notes payable                             161.8        (9.2)
  Issuance of long-term debt                            2.4         2.1
  Payment of long-term debt                           (31.8)        (.2)
  Common stock issued                                  10.4        18.6
  Purchases of common stock for treasury             (125.6)     (119.2)
  Dividends paid                                      (82.0)      (84.7)
  Other, net                                             .1         3.8
    Net Cash Used by Financing Activities             (64.7)     (188.8)

Increase in Cash and Cash Equivalents                $ 23.3      $  5.4

See accompanying notes to consolidated condensed financial statements.

                              GENERAL MILLS, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 1999.

These statements should be read in conjunction with the financial statements and footnotes included in our annual report for the year ended May 31, 1998. The accounting policies used in preparing these financial statements are the same as those described in our annual report.

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

(3) Statements of Cash Flows

During the quarter, we made interest payments of $15.9 million (net of amount capitalized) and paid $34.9 million in income taxes.

(4) Comprehensive Income

We  adopted  Statement  of  Financial   Accounting  Standards  (SFAS)  No.  130,
"Reporting Comprehensive Income," effective June 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components, including all changes in equity during a period except those resulting from investments by owners or distributions to owners. The following table summarizes total comprehensive income for the periods presented (in millions):

                                               Thirteen Weeks Ended
                                               Aug. 30,   Aug. 24,
                                                 1998       1997

      Net Earnings                              $145.0     $134.3
      Other comprehensive income (loss):
         Unrealized gain on securities             2.7        2.3
         Foreign currency translation
            adjustments                           (1.4)      (7.6)
            -----------                           -----      -----
                                                    1.3      (5.3)
      Total comprehensive income                 $146.3    $129.0

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Operations generated $76.4 million less cash in the first quarter of fiscal 1999 than in the same prior-year period. The decrease in cash provided by operations as compared to last year was caused by a $61.6 million increase in the working capital change (primarily due to receivables) and by a $14.8 million decrease in cash from operations, after adjustment for non-cash items.

Fiscal 1999 capital expenditures are estimated to be approximately $200 million. During the first three months, capital expenditures totaled $63.0 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. Activity through three months under this program consisted of debt payments of $30.0 million.

In the first quarter of fiscal 1999, we acquired 1.9 million shares of common stock for our treasury for $125.6 million.

RESULTS OF OPERATIONS

Sales in the first quarter grew 4 percent to $1,473.1 million. First quarter net earnings of $145.0 million ($.94 per share), increased by 8 percent from $134.3 million ($.84 per share). Basic earnings per share of $.94 for the first quarter of fiscal 1999 were up 12 percent from $.84 earned in the same period last year. Diluted earnings per share also rose 12 percent to $.92.

We recorded several unusual items in the first quarter last year that added a net $.4 million to pre-tax income and had no material after-tax impact. These items included charges related to productivity initiatives by the company's
Snack Ventures Europe joint venture with PepsiCo and several other small restructuring actions, which were offset by receipt of a settlement from one of the company's insurance carriers for costs previously incurred from an independent contractor's improper treatment of some oat supplies.

First-quarter results met our expectations and represented a good start to the year. Unit volume was up for each of our U.S. retail food divisions in the quarter. International unit volume grew 5 percent, with earnings from our joint ventures contributing to profit growth. In addition, we continued to record good productivity gains companywide.

Our domestic unit volume grew 4 percent in the first quarter, with Big G cereal volume up 1 percent and combined volume for all other U.S. businesses up 6 percent. Unit volume for our convenience food businesses (yogurt and snack foods) was up 9 percent. This included gains of 17 percent for fruit snacks and 11 percent for Pop Secret microwave popcorn, driven by strong new flavor varieties and effective back-to-school merchandising programs. Chex Mix snack volume was up 30 percent. Yogurt volume grew more than 13 percent in the first quarter, led by Yoplait Original Style, Custard Style and Trix multipack product lines. Volume for Betty Crocker baking products, dinner and side dish mixes rose nearly 5 percent. Foodservice volume was down 1 percent in the first quarter.

Big G cereals' 1 percent volume increase included good performance from established brands, led by Cheerios, Honey Nut Cheerios and the line of Total fortified cereals. Cinnamon Grahams cereal, introduced nationwide in August 1997, and new Honey Nut Chex, which began entering distribution in about 20 percent of the U.S. in August 1998, also contributed to volume growth. For the cereal category, pound volume in all measured outlets declined 1 percent from the prior year, when first-quarter category volume grew 2 percent. Big G retail movement in the quarter was also below year-ago levels, reflecting differences in new product activity and merchandising timing. Big G's pound market share for the period was 24.5 percent and dollar share was 30.3 percent.

Combined unit volume for our international operations grew 5 percent in the first quarter. Cereal Partners Worldwide (CPW), our joint venture with Nestle, led international performance and achieved a 9 percent volume gain. The volume growth was broadly based, including good increases recorded in western European markets, Poland, and Latin America. Volume for the International Dessert Partners (IDP) joint venture with Bestfoods in Latin America was lower in the quarter. Snack Ventures Europe (SVE), our joint venture with PepsiCo, posted a 12 percent volume increase with good performance in core Western European markets. In Canada, unit volume declined slightly and profits were adversely affected by the impact of foreign currency translation. However, Canadian cereal unit volume was up 1 percent and market shares were strong.

During the quarter, we repurchased 1.9 million shares of common stock at an average price of approximately $66 per share. This activity is consistent with our ongoing share repurchase program, which has a goal of reducing the number of shares outstanding by an average of 1 to 2 percent annually. Average shares outstanding (basic) for the quarter totaled 154.1 million. This was down significantly from the previous year's first-quarter average of 159.7 million shares, which reflected the issuance of 5.4 million shares in conjunction with our February 1997 acquisition of the Ralcorp branded cereal and snack businesses. Cumulative open-market share repurchases since that time have exceeded the number of shares issued in that transaction. Interest expense in the first quarter totaled $29.8 million, down slightly from last year's $31.2 million due to favorable rates.

Our tax rate (excluding unusual items) for the quarter was 36.9 percent compared to 37.7 percent in last year's quarter. The rate decrease was due primarily to a reduced state effective rate. Our reported tax rates for first quarter fiscal 1999 and 1998 were 36.9 percent and 37.9 percent, respectively.

YEAR 2000

The year 2000 issue is the result of computer programs written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. This could result in system failures or miscalculations. If we, or our significant customers, suppliers or other third parties fail to correct year 2000 issues, our ability to operate our businesses could be affected.

We have assessed the impact of year 2000 issues on the processing of date-related information for all of our information systems infrastructure and non-technical assets (e.g., plant production equipment). All systems and assets have been inventoried and classified as to their compliance with year 2000 data processing. Any systems found year 2000 deficient will be modified, upgraded or replaced. Project plans anticipate all existing, critical information systems infrastructure to be year 2000 compliant by early in calendar 1999 and all plant production equipment to be year 2000 compliant by the middle of calendar 1999. Contingency plans will be in place by the middle of calendar 1999 to address any failures resulting from relationships with significant customers, suppliers or other third parties. However these plans do not guarantee that circumstances beyond our control will not adversely impact our operations. Based on assessments and testing to date, we do not expect the financial impact of addressing internal system year 2000 issues to be material to our financial position, results of operations or cash flows.

                          PART II. OTHER INFORMATION


Item 5.   Other Information.

This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Cautionary Statement Relevant to Forward-Looking Information" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended May 31, 1998, which lists important factors that could cause actual results to differ materially from those discussed in this report.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Exhibit 11  Statement of Computation of Earnings per Share.

         Exhibit 12  Statement of Ratio of Earnings to Fixed Charges.

         Exhibit 27  Financial Data Schedule.

    (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the first quarter of fiscal 1999.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GENERAL MILLS, INC.
                                                    (Registrant)


Date October 8, 1998                        /s/ S. S. Marshall
                                     S. S. Marshall
                                     Senior Vice President,
                                     General Counsel


Date October 8, 1998                        /s/ K. L. Thome
                                     K. L. Thome
                                     Senior Vice President,
                                     Financial Operations