Form 10-Q
period 1998-11-29
GENERAL MILLS INC
filed 1999-01-08
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 29, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of December 18, 1998, General Mills had 153,352,325 shares of its $.10 par value common stock outstanding (excluding 50,801,007 shares held in treasury).



                        Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                        GENERAL MILLS, INC.
                                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited) (In Millions, Except per Share Data)


                                        Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                      November 29, November 23,   November 29, November 23,
                                          1998        1997           1998         1997
                                      -----------  -----------     ----------  ----------


Sales                                    $ 1,677.4    $1,638.3      $ 3,150.5    $3,054.8

Costs and Expenses:
  Cost of sales                              699.0       690.4        1,282.7     1,272.1
  Selling, general and administrative        667.8       657.2        1,301.9     1,245.9
  Interest, net                               29.4        27.3           59.2        58.5
  Unusual items                               51.6       166.8           51.6       166.4
                                         ---------    --------      ---------    --------
    Total Costs and Expenses               1,447.8     1,541.7        2,695.4     2,742.9
                                         ---------    --------      ---------    --------

Earnings before Taxes and Earnings
   (Losses) from Joint Ventures              229.6        96.6          455.1       311.9

Income Taxes                                  83.7        31.6          166.8       113.1

Earnings (Losses) from Joint Ventures         (2.3)        (.4)            .3          .1
                                         ---------    --------      ---------    --------

Net Earnings                             $   143.6    $   64.6      $   288.6    $  198.9
                                         =========    ========      =========    ========

Earnings per Share                       $     .94    $  .41        $    1.88    $    1.25
                                         =========    ======        =========    =========

Average Number of Common Shares              152.9        158.2         153.5        158.9
                                         =========    =========     =========    =========

Earnings per Share - Assuming Dilution   $     .92    $     .40     $    1.84    $    1.22
                                         =========    =========     =========    =========

Average Number of Common Shares -
   Assuming Dilution                         156.7       162.3          157.1       163.0
                                         =========    ========      =========    ========

Dividends per Share                      $     .53    $     .53     $    1.06    $    1.06
                                         =========    =========     =========    =========



See accompanying notes to consolidated condensed financial statements.




                                GENERAL MILLS, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (In Millions)

                                                 (Unaudited)   (Unaudited)
                                                 November 29,  November 23,     May 31,
                                                     1998          1997          1998
                                                 -----------   -----------     -------
ASSETS
Current Assets:
  Cash and cash equivalents                         $     9.5     $   29.9   $     6.4
  Receivables                                           468.4        442.8       395.1
  Inventories:
   Valued primarily at FIFO                             206.5        219.7       168.3
   Valued at LIFO (FIFO value exceeds LIFO by
      $39.1, $48.2 and $39.1, respectively)             231.9        251.9       221.4
  Prepaid expenses and other current assets              77.4        111.5       107.2
  Deferred income taxes                                 119.9        103.8       136.9
                                                    ---------     --------   ---------
      Total Current Assets                            1,113.6      1,159.6     1,035.3
                                                    ---------     --------   ---------

Land, Buildings and Equipment, at Cost                2,592.0      2,416.8     2,489.0
  Less accumulated depreciation                      (1,367.2)    (1,243.9)   (1,302.7)
                                                    ---------     --------   ---------
      Net Land, Buildings and Equipment               1,224.8      1,172.9     1,186.3
Intangibles                                             621.4        641.0       630.4
Other Assets                                          1,061.0        975.6     1,009.4
                                                    ---------     --------   ---------

Total Assets                                        $ 4,020.8     $3,949.1   $ 3,861.4
                                                    =========     ========   =========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                                  $   638.8     $  689.2   $   593.1
  Current portion of long-term debt                     196.4         93.8       153.2
  Notes payable                                         396.0        183.8       264.1
  Accrued taxes                                         137.0        114.0       148.5
  Other current liabilities                             282.5        304.1       284.8
                                                    ---------     --------   ---------
      Total Current Liabilities                       1,650.7      1,384.9     1,443.7
Long-term Debt                                        1,592.8      1,596.9     1,640.4
Deferred Income Taxes                                   282.3        271.3       284.8
Deferred Income Taxes - Tax Leases                      120.2        136.4       129.1
Other Liabilities                                       177.5        170.4       173.2
                                                    ---------     --------   ---------
      Total Liabilities                               3,823.5      3,559.9    3,671.2
                                                    ---------     --------   --------

Stockholders' Equity:
  Cumulative preference stock, none issued                  -             -          -
  Common stock, 204.2 shares issued                     626.8        596.8       619.6
  Retained earnings                                   1,749.1      1,566.6     1,622.8
  Less common stock in treasury, at cost,
   shares of 51.2, 46.0 and 49.4, respectively       (2,071.5)    (1,660.8)   (1,935.7)
  Unearned compensation                                 (73.0)       (78.8)      (75.4)
  Accumulated other comprehensive income                (34.1)       (34.6)      (41.1)
                                                    ---------     --------   ---------
      Total Stockholders' Equity                        197.3        389.2       190.2
                                                    ---------     --------   ---------

Total Liabilities and Equity                        $ 4,020.8     $3,949.1   $ 3,861.4
                                                    =========     ========   =========

See accompanying notes to consolidated condensed financial statements.



                            GENERAL MILLS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited) (In Millions)


                                                         Twenty-Six Weeks Ended
                                                       November 29, November 23,
                                                          1998           1997
                                                       -----------  -----------

Cash Flows - Operating Activities:
  Net earnings                                              $288.6    $198.9
  Adjustments to reconcile earnings to cash flow:
    Depreciation and amortization                             94.4      97.4
    Deferred income taxes                                     12.1      (2.4)
    Change in current assets and liabilities                (112.8)    (19.1)
    Unusual items                                             51.6     166.4
    Other, net                                               (22.5)    (11.5)
                                                            ------    ------
   Cash provided by continuing operations                    311.4     429.7
   Cash used by discontinued operations                       (2.1)     (3.8)
                                                            ------    ------
    Net Cash Provided by Operating Activities                309.3     425.9
                                                            ------    ------

Cash Flows - Investment Activities:
   Purchases of land, buildings and equipment               (123.8)    (80.5)
   Investments in businesses, intangibles and affiliates,
    net of investment returns and dividends                   (8.8)      8.7
   Purchases of marketable investments                        (4.8)     (5.5)
   Proceeds from sale of marketable investments               17.7      31.2
   Other, net                                                (11.6)    (39.1)
                                                            ------    ------
    Net Cash Used by Investment Activities                  (131.3)    (85.2)
                                                            ------    ------

Cash Flows - Financing Activities:
   Change in notes payable                                   129.2     (18.3)
   Issuance of long-term debt                                 56.9     103.8
   Payment of long-term debt                                 (52.5)    (77.8)
Common stock issued                                           32.0      53.4
   Purchases of common stock for treasury                   (169.7)   (215.2)
   Dividends paid                                           (163.1)   (168.8)
   Other, net                                                 (7.7)      (.7)
                                                            ------    ------
    Net Cash Used by Financing Activities                   (174.9)   (323.6)
                                                            ------    ------

Increase in Cash and Cash Equivalents                       $  3.1    $ 17.1
                                                            ======    ======

See accompanying notes to consolidated condensed financial statements.

                                GENERAL MILLS, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (Unaudited)

(1)  Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the twenty-six weeks ended November 29, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 1999.

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

(2) Unusual Items

In the second quarter of fiscal 1999, we recorded restructuring charges of $51.6 million pretax, $32.3 million after tax ($.21 per diluted share) primarily related to streamlining manufacturing and distribution activities that are expected to deliver significant cost savings and contribute to future earnings growth. The restructuring actions primarily reflect further streamlining of our supply chain as part of the broad consolidation of these activities announced in May 1998. Actions include consolidating manufacturing of certain products into fewer locations, and consolidating warehouse, distribution and sales activities across the company's packaged food, foodservice and milling operations. In addition, the second-quarter charge includes our share of restructuring by Snack Ventures Europe, our joint venture with PepsiCo, to improve its manufacturing cost structure. Slightly more than half of the total charge reflects write-down of assets; the remaining cash portion is primarily related to severance and asset redeployment expenses. We expect that these restructuring activities will be substantially completed by the end of fiscal 1999. Annual cost savings beginning in fiscal 2000 are estimated at $16.8 million after tax ($.11 per diluted share).

In the first quarter of fiscal 1998, we recorded several unusual items resulting in a net after-tax charge of $.1 million. We received an insurance settlement from one of our carriers related to costs incurred in fiscal 1995 and 1996 (charged against fiscal 1994) from the improper use of a pesticide by an independent contractor in treating some of the company's oat supplies. Our Snack Ventures Europe joint venture recorded restructuring charges for productivity initiatives primarily related to production consolidation. We also recorded charges associated with restructuring our sales regions and our trade and promotion organization.

In the second quarter of fiscal 1998, we recorded restructuring charges of $166.8 million pretax, $100.1 million after tax ($.62 per diluted share) primarily related to improving the cost structure of our North American cereal operations. We shut down one cereal system at our Lodi, California facility and closed our two smallest plants, located in South Chicago, Illinois and Etobicoke, Ontario. The charges included approximately $137 million in non-cash charges primarily related to asset write-offs, and approximately $30 million of cash charges, primarily related to costs to dispose of assets and pay severance. We expect that these restructuring activities will be substantially completed by the end of fiscal 1999.

(3) Statements of Cash Flows

During the first six months, we made interest payments of $67.1 million (net of amount capitalized) and paid $167.9 million in income taxes.

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

                              Thirteen Weeks Ended    Twenty-Six Weeks Ended
                              Nov. 29,    Nov. 23,     Nov. 29,     Nov. 23,
                                1998        1997         1998         1997

Net Earnings                  $143.6      $ 64.6       $288.6       $198.9
Other comprehensive
  income (loss):
    Unrealized gain
     on securities               1.3         3.6          4.0          5.9
    Foreign currency
     translation adjustments     4.4         4.0          3.0         (3.6)
                              ------      ------       ------       ------
                                 5.7         7.6          7.0          2.3
                              ------      ------       ------       ------
Total comprehensive income    $149.3      $ 72.2       $295.6       $201.2
                              ======      ======       ======       ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Continuing operations generated $118.3 million less cash in the first half of fiscal 1999 than in the same prior-year period. The decrease in cash provided by operations as compared to last year was caused by a $93.7 million increase in the unfavorable working capital change and by a $24.6 million decrease in cash from operations, after adjustment for non-cash items.

Fiscal 1999 capital expenditures are estimated to be approximately $215 million. During the first six months, capital expenditures totaled $123.8 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. Activity through six months under this program consisted of the issuance of $52.5 million in notes and debt payments of $50.0 million.

In the first half of fiscal 1999, we acquired 2.5 million shares of common stock for our treasury for $169.7 million.

RESULTS OF OPERATIONS

All per share references in the following discussion are based on diluted shares, except where indicated.

Second quarter sales of $1,677.4 million grew 2 percent from the prior year. First half sales of $3,150.5 million grew 3 percent. Second quarter earnings from operations of $175.9 million ($1.12 per share) before restructuring charges of $32.3 million ($.21 per share) (See Note (2) Unusual Items), increased by 7 percent from $164.7 million ($1.01 per share) before restructuring charges of $100.1 million ($.62 per share) (See Note (2) Unusual Items), reported last year. Including restructuring charges, second quarter earnings this year and last year were $143.6 million ($.92 per share), and $64.6 million ($.40 per share), respectively. Cumulative earnings from operations of $320.9 million ($2.04 per share) before unusual items of $32.3 million ($.21 per share), were up 7 percent from last year's $299.1 million ($1.83 per share) before unusual items of $100.2 million, ($.62 per share). Including unusual items, first half earnings this year and last year were $288.6 million ($1.84 per share), and $198.9 million ($1.22 per share), respectively. Earnings per share of $1.12 and $2.04 for the second quarter and first half were both up 11 percent from $1.01 and $1.83 before unusual items. Basic earnings per share of $1.15 and $2.09 for the second quarter and first half were also both up 11 percent from $1.04 and $1.88 before unusual items.

The second-quarter earnings gain reflected good unit volume growth for our major businesses, including a 5 percent increase in Big G cereal volume, as well as strong productivity gains. Results for the quarter met our expectations. Through the first half of fiscal 1999, our earnings per share grew at a double-digit rate.

During the quarter, we announced restructuring actions, primarily related to streamlining supply chain activities, that are expected to deliver annual cost savings beginning in fiscal 2000 of approximately 11 cents per share. Charges associated with these actions totaled $32.3 million after-tax, or 21 cents per share. Last year's second-quarter results included an unusual charge of $100.1 million after tax, or 62 cents per share, primarily related to restructuring our North American cereal operations.

In the United States, our total retail unit volume was up 3 percent for both the second quarter and first half. Big G cereals led second-quarter performance, with 5 percent volume growth that reflected strong gains for Cheerios, Total, and other established brands. New Honey Nut Chex cereal, available in 20 percent of the U.S. since August 1998, also contributed to the volume increase. This new extension of the Chex brand family is recording consistently strong market shares where available, and distribution will be expanded nationally in March 1999. Big G's second-quarter performance outpaced the industry. Category pound volume in all measured outlets was down for the period, versus 2 percent growth in the prior year. Through six months, Big G cereals' pound market share was
25.5 percent and dollar share was 31.1 percent.

Combined unit volume for our other retail food businesses grew 1 percent in the quarter and 3 percent in the first half. Convenience foods volume (yogurt and snacks) was up 1 percent in the second quarter, following a 9 percent first-quarter increase. Yoplait and Colombo yogurt, Chex Mix snacks and Pop Secret microwave popcorn led the second-quarter growth. Volume for the Betty Crocker baking, dinner and side dish mix businesses also grew 1 percent in the quarter. Foodservice volume was down 5 percent, as growth in core cereal segments and snacks was offset by declines in frozen yogurt and baking mixes.

Unit volume for our international operations grew 5 percent in the second quarter. Cereal Partners Worldwide, our joint venture with Nestle, achieved 7 percent volume growth. Strong performance in western Europe, Poland and Mexico more than offset market-related softness in Russia, Brazil and the ASEAN countries. Volume for Snack Ventures Europe was down 4 percent overall, reflecting divestiture of the BN cookie business as well as sharp volume declines in Russia. However, volume for continuing businesses was up 8 percent. Second quarter volume in Canada was up 14 percent, with cereal volume growing at an even stronger rate. Through six months, total international volume was up 7 percent.

During the second quarter, General Mills repurchased .6 million shares of common stock. Through six months, share repurchases totaled 2.5 million shares at an average price of approximately $66 per share. Average shares outstanding (diluted) totaled 156.7 million for the second quarter compared to 162.3 million in the prior year, reflecting shares issued in the February 1997 Ralcorp acquisition. Interest expense in the second quarter totaled $29.4 million, up from $27.3 million last year reflecting higher debt levels primarily associated with share repurchase activity.

Our tax rates (excluding unusual items) for the second quarter and first half of fiscal 1999 were 36.6 percent and 36.7 percent, respectively, compared to 37.3 percent and 37.5 percent in last year's second quarter and first half. Our reported tax rates for the first six months of fiscal 1999 and 1998 were 36.7 percent and 36.3 percent, respectively.

YEAR 2000

The year 2000 issue is the result of computer programs written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. This could result in system failures or miscalculations. If we, or our significant customers, suppliers or other third parties fail to correct year 2000 issues, our ability to operate our businesses could be adversely affected.

We have completed the assessment, inventory and classification of year 2000 issues on all of our information systems infrastructure and non-technical assets (e.g., plant production equipment). Any systems which are year 2000 deficient will be modified, upgraded or replaced (and if replaced, tested for compliance). Project plans anticipate all existing, critical information systems infrastructure to be year 2000 compliant by early in calendar 1999 and all plant production equipment to be year 2000 compliant by the middle of calendar 1999. Currently we are on schedule to meet this timetable. Based on assessments and testing to date, we do not expect the financial impact of addressing internal system year 2000 issues to be material to our financial position, results of operations or cash flows. Total costs are estimated to be approximately $26 million, of which about half has been incurred to date.

We have surveyed significant customers, suppliers and other third parties critical to our business operations to determine their year 2000 compliance. Contingency plans will be in place by the middle of calendar 1999 to address any third party failures that may disrupt our operations. These plans will continue to be evaluated and modified through the year 2000 transition period as additional information becomes available. However these contingency plans will not guarantee that circumstances beyond our control will not adversely impact our operations.

Our year 2000 compliance program is an ongoing process and the risk assessments and timetable described above are forward-looking statements which are subject to change. Factors that may cause such changes include, among others, the ability to timely remediate all date-sensitive computer-related assets; the actions of third parties, such as public utilities; and the occurrence of broad-based systemic failures.

                                      PART II

Item 4.   Submission of Matters to a Vote of Security Holders.

    (a) The Annual Meeting of Stockholders was held on September 28, 1998.

    (b) All directors nominated were elected at the Annual Meeting.

    (c) For the election of directors, the results were as follows:

              Richard M. Bressler     For              130,429,685
                                      Withheld           1,174,146

              Livio D. DeSimone       For              130,517,700
                                      Withheld           1,086,131

              William T. Esrey        For              130,422,188
                                      Withheld           1,181,643

              Charles W. Gaillard     For              130,514,606
                                      Withheld           1,089,225

              Raymond V. Gilmartin    For              130,756,461
                                      Withheld             847,370

              Judith R. Hope          For              130,452,972
                                      Withheld           1,150,859

              Kenneth A. Macke        For              130,454,286
                                      Withheld           1,149,545

              Michael D. Rose         For              130,438,445
                                      Withheld           1,165,386

              Stephen W. Sanger       For              130,505,851
                                      Withheld           1,097,980

              A. Michael Spence       For              130,487,198
                                      Withheld           1,116,633

              Dorothy A. Terrell      For              130,488,867
                                      Withheld           1,114,964

              Raymond G. Viault       For              130,533,174
                                      Withheld           1,070,657

              C. Angus Wurtele        For              130,511,484
                                      Withheld           1,092,347


The ratification of the appointment of KPMG Peat Marwick LLP as auditors for fiscal 1999 was approved:

                       For:    131,132,272
                   Against:        302,846
                   Abstain:        168,713

The proposal to adopt the 1998 Senior Management Stock Plan (the "1998 Plan") was approved:

                       For:     96,862,271
                   Against:     33,608,062
                   Abstain:      1,133,498

The stockholder proposal requesting that the directors take action to adopt cumulative voting was rejected:

                       For:     29,157,667
                   Against:     82,179,238
                   Abstain:      8,279,940
           Broker Non-Vote:     11,986,986

The stockholder proposal requesting that the directors refrain from making charitable contributions was rejected:

                       For:      4,598,148
                   Against:    111,971,565
                   Abstain:      3,047,132
           Broker Non-Vote:     11,986,986


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

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Exhibit 11   Statement of Computation of Earnings per Share.

          Exhibit 12   Statement of Ratio of Earnings to Fixed Charges.

          Exhibit 27   Financial Data Schedule.

    (b)   Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the second quarter of fiscal 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GENERAL MILLS, INC.
                                                (Registrant)


Date  January 8, 1999                                  /s/ S. S. Marshall
      ---------------               -------------------------------------
                                    S. S. Marshall
                                    Senior Vice President,
                                    General Counsel


Date  January 8, 1999                                     /s/ K. L. Thome
      ---------------               -------------------------------------
                                    K. L. Thome
                                    Senior Vice President,
                                    Financial Operations