Form 10-Q
period 1999-02-28
GENERAL MILLS INC
filed 1999-04-08
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q


(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
      PERIOD ENDED FEBRUARY 28, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of March 24, 1999, General Mills had 152,829,648 shares of its $.10 par value common stock outstanding (excluding 51,323,684 shares held in treasury).


                     Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                          GENERAL MILLS, INC.
                  CONSOLIDATED STATEMENTS OF EARNINGS
           (Unaudited) (In Millions, Except per Share Data)


                                  Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                               February 28,February 22, February 28,February 22,
                                    1999       1998         1999       1998
                                  ---------  ---------   ---------  ---------

Sales                              $1,495.1   $1,424.7    $4,645.6   $4,479.5

Costs and Expenses:
  Cost of sales                       618.8      587.7     1,901.5    1,859.8
  Selling, general and
     administrative                   618.8      599.6     1,920.7    1,845.5
  Interest, net                        31.4       26.8        90.6       85.3
  Unusual items                           -          -        51.6      166.4
                                    -------    -------     -------    -------
    Total Costs and Expenses        1,269.0    1,214.1     3,964.4    3,957.0
                                    -------    -------     -------    -------

Earnings before Taxes and Earnings
  (Losses) from Joint Ventures        226.1      210.6       681.2      522.5

Income Taxes                           79.5       77.3       246.3      190.4

Earnings(Losses)from Joint Ventures    (5.5)      (2.2)       (5.2)      (2.1)

Net Earnings                        $ 141.1    $ 131.1     $ 429.7    $ 330.0
                                    =======    =======     =======    =======

Earnings per Share                  $   .92    $   .83     $  2.80    $  2.08
                                    =======    =======     =======    =======

Average Number of Common Shares       153.6      158.3       153.5      158.7
                                    =======    =======     =======    =======

Earnings per Share-Assuming
     Dilution                       $   .89    $   .81     $  2.73    $  2.03
                                    =======    =======     =======    =======
Average Number of Common Shares -
  Assuming Dilution                   158.4      162.8       157.5      162.9
                                    =======    =======     =======    =======

Dividends per Share                 $   .55    $   .53     $  1.61    $  1.59
                                    =======    =======     =======    =======



See accompanying notes to consolidated condensed financial statements.



                       GENERAL MILLS, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                          (In Millions)

                                            (Unaudited)  (Unaudited)
                                            February 28, February 22, May 31,
                                               1999        1998        1998
ASSETS
Current Assets:

  Cash and cash equivalents                  $   18.9    $  16.8  $    6.4
  Receivables                                   469.7      425.1     395.1
  Inventories:
   Valued primarily at FIFO                     190.4      203.8     168.3
   Valued at LIFO (FIFO value exceeds LIFO by
     $39.1, $45.7 and $39.1, respectively)      251.9      243.8     221.4
  Prepaid expenses and other current assets      83.1      102.0     107.2
  Deferred income taxes                         105.5      108.6     136.9
                                             --------    -------  --------
     Total Current Assets                     1,119.5    1,100.1   1,035.3
                                             --------    -------  --------

Land, Buildings and Equipment, at Cost        2,664.3    2,437.2   2,489.0
  Less accumulated depreciation              (1,396.3)  (1,270.9) (1,302.7)
     Net Land, Buildings and Equipment        1,268.0    1,166.3   1,186.3
Intangibles                                     728.2      635.9     630.4
Other Assets                                  1,022.8      997.5   1,009.4
                                             --------    -------   -------

Total Assets                                 $4,138.5   $3,899.8  $3,861.4
                                             ========   ========  ========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                           $  627.2    $ 619.5  $  593.1
  Current portion of long-term debt              91.3      153.6     153.2
  Notes payable                                 414.3       34.2     264.1
  Accrued taxes                                 155.3      128.8     148.5
  Other current liabilities                     401.3      294.7     284.8
                                             --------    -------  --------
     Total Current Liabilities                1,689.4    1,230.8   1,443.7

Long-term Debt                                1,700.6    1,656.0   1,640.4
Deferred Income Taxes                           285.3      277.3     284.8
Deferred Income Taxes - Tax Leases              115.8      132.8     129.1
Other Liabilities                               179.5      169.8     173.2
                                             --------    -------  --------
     Total Liabilities                        3,970.6    3,466.7   3,671.2
                                             --------    -------  --------

Stockholders' Equity:
  Cumulative preference stock, none issued        -          -         -
  Common stock, 204.2 shares issued             640.3      608.2     619.6
  Retained earnings                           1,721.7    1,614.1   1,622.8
  Less common stock in treasury, at cost,
   shares of 50.7, 45.9 and 49.4,
   respectively                              (2,073.6)  (1,675.3) (1,935.7)
  Unearned compensation                         (71.3)     (76.5)    (75.4)
  Accumulated other comprehensive income        (49.2)     (37.4)    (41.1)
                                             --------    -------  --------
     Total Stockholders' Equity                 167.9      433.1     190.2
                                             --------    -------  --------

Total Liabilities and Equity                 $4,138.5   $3,899.8  $3,861.4
                                             ========   ========  ========

See accompanying notes to consolidated condensed financial statements.





                   GENERAL MILLS, INC.
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited) (In Millions)


                                                    Thirty-Nine Weeks Ended
                                                   February 28, February 22,
                                                     1999         1998
Cash Flows - Operating Activities:

  Net earnings                                      $429.7       $330.0
  Adjustments to reconcile earnings to cash flow:
    Depreciation and amortization                    142.4        144.2
    Deferred income taxes                             32.2         (3.2)
    Change in current assets and liabilities, net of
      effects from businesses acquired               (98.4)
 (22.8)
    Unusual items                                     51.6        166.4
    Other, net                                       (38.9)       (22.7)
                                                     -----        -----
  Cash provided by continuing operations             518.6        591.9
  Cash used by discontinued operations                (2.9)        (4.8)
                                                     -----        -----
    Net Cash Provided by Operating Activities        515.7        587.1
                                                     -----        -----

Cash Flows - Investment Activities:
  Purchases of land, buildings and equipment        (206.2)      (122.7)
  Investments in businesses, intangibles and
    affiliates, net of investment returns
    and dividends                                   (148.3)        (3.5)
  Purchases of marketable investments                 (7.3)        (8.1)
  Proceeds from sale of marketable investments        18.3         34.7
  Other, net                                          48.1        (38.6)
                                                     -----        -----
    Net Cash Used by Investment Activities          (295.4)      (138.2)
                                                    ------       ------

Cash Flows - Financing Activities:
  Change in notes payable                            147.6       (165.4)
  Issuance of long-term debt                         181.0        284.1
  Payment of long-term debt                         (170.4)      (135.8)
  Common stock issued                                 82.8         77.0
  Purchases of common stock for treasury            (189.2)      (249.3)
  Dividends paid                                    (247.5)      (252.8)
  Other, net                                         (12.1)        (2.7)
                                                     -----        -----
    Net Cash Used by Financing Activities           (207.8)      (444.9)
                                                     ------       ------

Increase in Cash and Cash Equivalents                $12.5       $  4.0

See accompanying notes to consolidated condensed financial statements.




                       GENERAL MILLS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirty-nine weeks ended February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 1999.

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

(2) Acquisitions

On January 15, 1999, we acquired Lloyd's Barbeque Company of St. Paul, Minn. Lloyd's is a leading producer of high-quality, refrigerated convenience foods, with the top-selling national brand of ready-to-heat barbequed meats. On February 10, 1999, we acquired Farmhouse Foods of Union City, California, a West Coast marketer of rice and pasta side-dish mixes.

These acquisitions, both of which were accounted for using the purchase method, totaled approximately $130 million in purchase price, subject to adjustments.
Goodwill associated with these acquisitions is being amortized on a straight-line basis over 40 years. The results of the acquired businesses have been included in the consolidated financial statements since the respective acquisition dates.


(3) Unusual Items

In the second quarter of fiscal 1999, we recorded restructuring charges of $51.6 million pretax, $32.3 million after tax ($.21 per diluted share) primarily related to streamlining manufacturing and distribution activities that are expected to deliver significant cost savings and contribute to future earnings growth. The restructuring actions primarily reflect further streamlining of our supply chain as part of the broad consolidation of these activities announced in May 1998. Actions include consolidating manufacturing of certain products into fewer locations, and consolidating warehouse, distribution and sales activities across the company's packaged food, foodservice and milling operations. In addition, the second-quarter charge includes our share of restructuring by Snack Ventures Europe (SVE), our joint venture with PepsiCo, to improve its manufacturing cost structure. Slightly more than half of the total charge reflects write-down of assets; the remaining cash portion is primarily related to severance and asset redeployment expenses. We expect that these restructuring activities will be substantially completed by the end of fiscal 1999. Annual cost savings beginning in fiscal 2000 are estimated at $16.8 million after tax ($.11 per diluted share).

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

In the first quarter of fiscal 1998, we recorded several unusual items resulting in a net after-tax charge of $.1 million. We received an insurance settlement from one of our carriers related to costs incurred in fiscal 1995 and 1996 (charged against fiscal 1994) from the improper use of a pesticide by an independent contractor in treating some of the company's oat supplies. Our SVE joint venture recorded restructuring charges for productivity initiatives primarily related to production consolidation. We also recorded charges associated with restructuring our sales regions and our trade and promotion organization.

(4) Statements of Cash Flows

During the first nine months, we made interest payments of $88.3 million (net of amount capitalized) and paid $191.6 million in income taxes.

(5) Comprehensive Income

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


                              Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                               Feb. 28    Feb. 22,     Feb. 28,  Feb. 22,
                                1999      1998         1999       1998
                                ----      ----         ----       ----

Net Earnings                   $141.1     $131.1      $429.7      $330.0
Other comprehensive
   income (loss):
     Unrealized gain
      on securities              (4.1)       2.5         (.1)        8.4
     Foreign currency
      translation adjustments   (11.0)      (5.3)       (8.0)       (8.9)
                                 -----      -----       -----       -----
                                (15.1)      (2.8)       (8.1)        (.5)
                                 -----      -----       -----       -----

Total comprehensive income     $126.0     $128.3      $421.6      $329.5



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Continuing operations generated $73.3 million less cash in the first nine months of fiscal 1999 than in the same prior-year period. The decrease in cash provided by operations as compared to last year was caused primarily by a $75.6 million increase in the working capital change.

Fiscal 1999 capital expenditures are estimated to be approximately $240 million. During the first nine months, capital expenditures totaled $206.2 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. Activity through nine months under this program consisted of the issuance of $174.7 million in notes and debt payments of $167.8 million.

RESULTS OF OPERATIONS

All per share references in the following discussion are based on diluted shares, except where indicated.

Third quarter sales of $1,495.1 million grew 5 percent from the prior year. Cumulative sales of $4,645.6 million grew 4 percent. Third quarter earnings from operations of $141.1 million ($.89 per share), increased by 8 percent from $131.1 million ($.81 per share) reported last year. Cumulative earnings from operations of $462.0 million ($2.93 per share) before unusual items of $32.3 million after tax ($.21 per share), were up 7 percent from last year's $430.2 million ($2.64 per share) before unusual items of $100.2 million after tax, ($.62 per share). Earnings per share of $.89 and $2.93 for the third quarter and first nine months were up 10 percent and 11 percent from $.81 and $2.64 before unusual items. Basic earnings per share of $.92 and $3.01 for the third quarter and first nine months were both up 11 percent from $.83 and $2.71 before unusual items. Including unusual items, nine-month earnings this year and last year were $429.7 million ($2.73 per share), and $330.0 million ($2.03 per share), respectively.

Third-quarter earnings growth was driven by unit volume increases across the company's major businesses and by continued productivity gains. Results for the quarter met our expectations. Through nine months, our domestic volume is up more than 3 percent. Our domestic unit volume increased 5 percent in the quarter, with every major division reporting volume growth. The gain excludes unit volume contributions from Lloyd's and Farmhouse Foods, two businesses that were acquired during the quarter.

The company's non-cereal businesses led volume growth in the quarter with units up 8 percent overall. Convenience foods volume (snacks and yogurt) increased 16 percent. Core Yoplait yogurt lines and new Go-Gurt portable yogurt, Chex Mix snacks, fruit snacks and Nature Valley granola bars led this volume growth. Volume for the Betty Crocker baking, dinner and side dish businesses was up 2 percent, with good contributions from the new Chicken Helper dinner mixes introduced in January 1999 and from the expanding line of smaller-sized, Betty Crocker pouch desserts. Foodservice volume was up 3 percent in the quarter on gains by cereals, snacks and refrigerated yogurt.

Third-quarter unit volume for Big G cereals grew 1 percent, led by continued strong performance from established brands including Cheerios, Total, Trix, and Cinnamon Toast Crunch. New Honey Nut Chex, available in 20 percent of the country since August 1998, continued to post strong market shares and contributed to Big G volume growth. Cereal industry trends strengthened during the quarter, with category pound volume in all measured outlets up slightly for the period. Big G outpaced the category, increasing its third quarter pound market share to 26.5 percent from 26.1 percent a year earlier. Through nine months, Big G pound market share was 25.8 percent, and dollar share was 31.4 percent. On March 1, 1999, distribution of Honey Nut Chex was expanded to the remaining 80 percent of the U.S. and new Sunrise organic cereal was launched into nationwide distribution.

Third-quarter unit volume for the company's international operations was down 2 percent on difficult comparisons. In Canada, quarterly unit volume was down 8 percent from record-level shipments generated by Winter Olympics marketing programs in the prior year. However, cereal market-share performance continued strong, as General Mills reclaimed the number two position in Canada with a year-to-date pound share of 17.1 percent. Quarterly volume for Cereal Partners Worldwide (CPW), the company's joint venture with Nestle, was down 1 percent compared to prior year results that included an extra week in CPW's fiscal quarter. For calendar 1998 in total, CPW unit volume grew 9 percent, worldwide sales reached approximately $830 million, and the venture posted its first operating profit. Third-quarter volume for Snack Ventures Europe was up 2 percent overall and up 5 percent for continuing businesses.

As part of our ongoing share repurchase program, we repurchased 568,800 shares of common stock during the third quarter at an average price of $69.69 per share. Through nine months, share repurchases totaled 3.1 million shares at an average price of $66.47 per share. Average shares outstanding (basic) totaled
153.5 million for the first nine months compared to 158.7 million in the prior year, reflecting periodic repurchase of shares under the company's ongoing program. Interest expense in the first nine months totaled $90.6 million, up from $85.3 million last year due to higher debt levels associated with share repurchase activity and acquisitions.

Our tax rates (excluding unusual items) for the third quarter and first nine months of fiscal 1999 were 35.2 percent and 36.2 percent, respectively, compared to 36.7 percent and 37.2 percent in last year's third quarter and first nine months. Our reported tax rates for the first nine months of fiscal 1999 and 1998 were 36.2 percent and 36.4 percent, respectively. The lower quarter and nine months effective tax rates in fiscal 1999 relate primarily to the impact of foreign and state income taxes. We believe the lower cumulative rate is sustainable in the near term.


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

We have completed the assessment, inventory and classification of year 2000 issues on all of our information systems infrastructure and non-technical assets (e.g., plant production equipment). Any systems which are year 2000 deficient will be modified, upgraded or replaced and tested for compliance. We are concluding the testing of all existing, critical information systems infrastructure for year 2000 compliance. Project plans anticipate that all non-technical assets (including production equipment) will be year 2000 compliant by the middle of calendar 1999. Based on assessments and testing to date, we do not expect the financial impact of addressing internal system year 2000 issues will be material to our financial position, results of operations or cash flows. Total costs are estimated to be approximately $26 million, of which about three-fourths has been incurred to date.

We have surveyed significant customers, suppliers and other third parties critical to our business operations to determine their year 2000 compliance. Contingency plans will be developed by the middle of calendar 1999 to address any third party failures that may disrupt our operations. These plans will continue to be evaluated and modified through the year 2000 transition period as additional information becomes available. However these contingency plans will not guarantee that circumstances beyond our control will not adversely impact our operations.

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



                   PART II. OTHER INFORMATION


Item 5.  Other Information.

This report contains certain forward-looking statements, which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Cautionary Statement Relevant to Forward-Looking Information" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended May 31, 1998, that lists important factors that could cause actual results to differ materially from those discussed in this report.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Exhibit 11   Statement re Computation of Earnings per Share.

         Exhibit 12   Statement re Ratio of Earnings to Fixed Charges.

         Exhibit 27   Financial Data Schedule.

    (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the third quarter of fiscal 1999.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GENERAL MILLS, INC.
                                         (Registrant)


Date  April 7, 1999                            /s/ S. S. Marshall
      -------------            ----------------------------------
                                 S. S. Marshall
                                 Senior Vice President,
                                 General Counsel


Date  April 7, 1999                             /s/ K. L. Thome
      -------------            --------------------------------
                                 K. L. Thome
                                 Senior Vice President,
                                 Financial Operations