Form 10-K405
period 1999-05-30
GENERAL MILLS INC
filed 1999-08-23
CIK 40704

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].
                     For the fiscal year ended May 30, 1999
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].
         For the transition period from .............. to .............
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
              (Mail: P.O. Box 1113)                       (Mail: 55440)
    (Address of principal executive offices)               (Zip Code)
                                 (612) 764-2311
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
     Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $84.125 per share as reported on the New York Stock Exchange on July 29, 1999: $12,827.8 million.
     Number  of  shares  of  Common  Stock  outstanding  as of  July  29,  1999:
152,485,214 (including 25,848 shares set aside for the exchange of shares of Ralcorp Holdings, Inc. and excluding 51,668,118 shares held in the treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of Registrant's Proxy Statement dated August 14, 1999 are incorporated by reference into Part III, and portions of Registrant's
             1999 Annual Report to Stockholders are incorporated by
                       reference into Parts I, II and IV.

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

    The Company is a leading producer of packaged consumer foods and markets its products primarily through its own sales organizations, supported by advertising and other promotional activities. Such products are primarily distributed directly to retail food chains, cooperatives, membership stores and wholesalers. Certain food products, such as yogurt and some foodservice and refrigerated products, are sold through distributors and brokers.

    The packaged consumer foods market is highly competitive, with numerous competitors of varying sizes. The principal methods of competition include product quality, advertising, promotion and price. In most of its consumer food lines, described below, General Mills competes not only with other widely advertised branded products, but also with generic products and private label products, which are generally sold at lower prices.

    CEREALS. General Mills produces and sells a number of ready-to-eat cereals, including such brands as: CHEERIOS, HONEY NUT CHEERIOS, FROSTED CHEERIOS, APPLE CINNAMON CHEERIOS, MULTI-GRAIN CHEERIOS, TEAM CHEERIOS, WHEATIES, HONEY FROSTED WHEATIES, CRISPY WHEATIES 'N RAISINS, LUCKY CHARMS, TOTAL CORN FLAKES, WHOLE GRAIN TOTAL, TOTAL RAISIN BRAN, TRIX, GOLDEN GRAHAMS, WHEAT CHEX, CORN CHEX, RICE CHEX, MULTI-BRAN CHEX, KIX, BERRY BERRY KIX, FIBER ONE, REESE'S PEANUT BUTTER PUFFS, COCOA PUFFS, COOKIE CRISP, CINNAMON TOAST CRUNCH, FRENCH TOAST CRUNCH, CLUSTERS, RAISIN NUT BRAN, OATMEAL CRISP, TRIPLES and BASIC 4. In fiscal 1999 the Company introduced an organic cereal called Sunrise, Honey Nut Chex and NesQuik, a chocolate-flavored cereal.

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

    DINNER AND SIDE DISH PRODUCTS. General Mills manufactures a line of BETTY CROCKER dry packaged dinner mixes under the HAMBURGER HELPER, TUNA HELPER and CHICKEN HELPER trademarks and a line of refrigerated barbeque products under the LLOYD'S BARBEQUE name. Also under the BETTY CROCKER trademark, the Company sells dry packaged specialty potatoes, POTATO BUDS instant mashed potatoes, seasoned rice and pasta side dishes, SUDDENLY SALAD and BAC*O'S salad topping. The Company also manufactures and markets seasoned rice and pasta side dish mixes under the FARMHOUSE name.

    SNACK PRODUCTS AND BEVERAGES. General Mills markets POP*SECRET microwave popcorn; a line of grain snacks including NATURE VALLEY granola bars, DUNKAROOS and GOLDEN GRAHAMS TREATS; a line of fruit snacks including FRUIT ROLL-UPS, FRUIT BY THE FOOT, GUSHERS, FRUIT STRING THING, LUCKY CHARMS and TRIX shapes, a line of salty snack products called CHEX Mix and savory snacks marketed under the name BUGLES. The Company also produces and sells a line of single-serving fruit juice drinks marketed under the SQUEEZIT trademark and SQUEEZIT 100, a 100% juice beverage.

    YOGURT PRODUCTS. General Mills manufactures and sells yogurt products, including YOPLAIT ORIGINAL, YOPLAIT LIGHT, CUSTARD STYLE and TRIX, a layered yogurt for children. GO-GURT, yogurt packaged in a portable tube, was introduced in fiscal 1999 and is expanding nationally. The Company also manufactures and sells a variety of refrigerated cup yogurt products under the COLOMBO brand name.

    FOODSERVICE. General Mills markets branded baking mixes, cereals, snacks, dinner and side dish products, refrigerated and soft-serve frozen yogurt and custom products to the commercial and non-commercial foodservice sectors, including schools, colleges, hotels, restaurants, healthcare facilities, convenience stores and vending.

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

    During fiscal 1999 the Company engaged in four international joint ventures. See Note Four to Consolidated Financial Statements appearing on page 28 of the Company's 1999 Annual Report to Stockholders, incorporated herein by reference. Cereal Partners Worldwide (CPW), the Company's joint venture with Nestle, S.A., competes in more than 70 countries and republics. The following cereal products were marketed under the umbrella Nestle trademark in fiscal 1999: TRIO, CLUSTERS, NESQUIK, MULTI-CHEERIOS, HONEY NUT CHEERIOS, GOLDEN GRAHAMS, CINI MINIS, CHOCAPIC, TRIX, ESTRELITAS, GOLD, KIX, MILO, FIBRE 1, KANGUS, SPORTIES, FITNESS, SHREDDED WHEAT, SHREDDIES, COUNTRY CORN FLAKES, HONEY STARS, KOKO KRUNCH, SNOW FLAKES, ZUCOSOS, FRUTINA and APPLE MINIS. CPW also manufactures private label cereals for customers in the United Kingdom. The Company has a 50% equity interest in CPW.

    Snack Ventures Europe (SVE), the Company's joint venture with PepsiCo, Inc., manufactures and sells snack foods in Holland, France, Belgium, Spain, Portugal, Greece, Estonia, Hungary, Russia and Slovakia. The Company has a 40.5% equity interest in SVE.

    In fiscal 1999, decisions were made to end the Company's International Dessert Partners joint venture with Bestfoods for baking mixes and desserts in Latin America, and the Tong Want snack joint venture with Want Want Holdings Ltd., which had not yet begun operating. These decisions will not have a material impact on our financial position, results of operations, or cash flows.

General Information
    TRADEMARKS AND PATENTS. The Company's products are marketed under trademarks and service marks owned by or licensed to the Company. Trademarks and service marks are vital to the Company's business. The most significant trademarks and service marks of the Company are contained in the business discussions above.

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

    RAW MATERIALS AND SUPPLIES. The principal raw materials used by General Mills are cereal grains, sugar, fruits, other agricultural products, vegetable oils, and plastic and paper for packaging materials. Although General Mills has some long-term contracts, the majority of such raw materials are purchased on the open market. Prices of most raw materials will probably increase over the long term. Nonetheless, General Mills believes that it will be able to obtain an adequate supply of needed ingredients and packaging materials. Occasionally and where possible, General Mills makes advance purchases of items significant to its business in order to ensure continuity of operations. The Company's objective is to procure materials meeting both the company's quality standards and its production needs at the lowest total cost to the Company. The Company's strategy is to buy these materials at price levels that allow a targeted profit margin. Since commodities generally represent the largest variable cost in manufacturing the Company's products, to the extent possible, the Company hedges the risk associated with adverse price movements using exchange-traded futures and options, forward cash contracts and over-the-counter hedging mechanisms. These tools enable the Company to manage the related commodity price risk over periods of time that exceed the period of time in which the physical commodity is available. Accordingly, the Company uses hedging to mitigate the risks associated with adverse price movements and not to speculate in the marketplace. See also Note Seven to Consolidated Financial Statements appearing on pages 29 through 31 of the Company's 1999 Annual Report to Stockholders, incorporated herein by reference and the "Market Risk Management" section of the Report's "Management's Discussion and Analysis" appearing on page 19 of the Company's 1999 Annual Report to Stockholders, incorporated herein by reference.

    CAPITAL EXPENDITURES. During the three fiscal years ended May 30, 1999, General Mills expended $627 million for capital expenditures, not including the cost of acquired companies. The Company expects to spend approximately $250 million for such purposes in fiscal 2000.

    RESEARCH AND DEVELOPMENT. The Company's main research and development facilities are located at the James Ford Bell Technical Center in Minneapolis, Minnesota. With a staff of approximately 880, the Center is responsible for most of the food research for the Company. Approximately one-half of the staff hold degrees in various chemical, biological and engineering sciences. Research and development expenditures (all Company-sponsored) amounted to $70.0 million in fiscal 1999, $66.3 million in fiscal 1998 and $61.4 million in fiscal 1997. General Mills' research and development resources are focused on new product development, product improvement, process design and improvement, packaging and exploratory research in new business areas.

    EMPLOYEES.    At  May 30, 1999,  General  Mills  had  approximately  10,660 employees.

    ENVIRONMENTAL MATTERS. As of June 30, 1999, the Company has received notices advising that there have been releases or threatened releases of hazardous substances or wastes at 11 sites, and alleging that the Company and other named parties are potentially responsible for cleaning up those sites and/or paying certain costs in connection with those sites. These matters involve several different procedural contexts, including litigation initiated by governmental authorities and/or private parties, administrative proceedings commenced by regulatory agencies, and demand letters issued by regulatory agencies and/or private parties. The Company recognizes that its potential exposure with respect to any of these sites may be joint and several, but has concluded that its probable aggregate exposure is not material. This conclusion is based upon, among other things, the Company's payments and/or accruals with respect to each site; the number, ranking, and financial strength of other potentially responsible parties identified at each of the sites; the status of the proceedings, including various settlement agreements, consent decrees or court orders; allocations of volumetric waste contributions and allocations of relative responsibility among potentially responsible parties developed by regulatory agencies and by private parties; remediation cost estimates prepared by governmental authorities or private technical consultants; and the Company's historical experience in negotiating and settling disputes with respect to similar sites.

    Based on current facts and circumstances, General Mills believes that neither the results of these proceedings nor its compliance in general with environmental laws or regulations will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

    SEGMENT INFORMATION. See Note Eighteen to Consolidated Financial Statements appearing on page 38 of the Company's 1999 Annual Report to Stockholders, incorporated herein by reference, for Business Segment and Geographic Information.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The executive officers of the Company, together with their ages and business experience, are set forth below.

     Y. Marc Belton, age 40, is Senior Vice President; President, Big G. Mr. Belton joined the Company in 1983 and served in various food marketing management positions. He was appointed a Vice President of the Company in 1991, named President, Snacks in 1994, elected Senior Vice President, President, New Ventures in 1997 and named to his present position in July 1999.

     Peter J. Capell, age 42, is Vice President; President, Snacks. Mr. Capell joined the Company in 1985 and served in various marketing and general management positions. He was appointed a Vice President of the Company in 1996, named Marketing Director, Cheerios business unit in 1996 and named to his present position in 1997.

     Randy G. Darcy, age 48, is Senior Vice President, Operations. Mr. Darcy joined the Company in 1987, was named Vice President, Director of Manufacturing, Technology and Operations in 1989 and was named to his present position in 1994.

     Stephen R. Demeritt, age 55, will become Vice Chairman of the Company on October 1, 1999, with responsibility for worldwide cereal businesses, General Mills Canada, Consumer Insights and Advertising. Mr. Demeritt joined General Mills in 1969 and has served in a variety of consumer food marketing positions. He was president of International Foods from 1991 to 1993 and for the past five years has been Chief Executive Officer of Cereal Partners Worldwide, the Company's global cereal joint venture with Nestle.

     Jon L. Finley, age 45, is Senior Vice President, Global Convenience Foods, which includes Yoplait-Colombo yogurt and domestic and international snack foods. Mr. Finley joined the Company in 1983 and was named President, Yoplait USA in 1991, appointed a Vice President of the Company in 1991, elected Senior Vice President in 1994, named Senior Vice President, New Business in 1995 and named Senior Vice President, Gold Medal in 1996. He was named to his present position in 1998.

     Ian R. Friendly, age 38, is Vice President; President, Yoplait-Colombo. Mr. Friendly joined the Company in 1983 and served in various food marketing management positions. He was appointed a Vice President of the Company in 1990 with responsibility for the New Enterprise Business Unit of Big G and was subsequently appointed to lead the Child Cereals Business Unit of Big G in 1993 and the Asia/Pacific, Middle East and Latin America Business Development of CPW, S.A. in 1994. He was named to his present position in 1998.

     Charles W. Gaillard, age 58, has been President of General Mills since 1995, and will retire from the Company on October 1, 1999. Mr. Gaillard joined General Mills in 1966 and advanced through various food marketing management positions, becoming Executive Vice President in 1989 and Vice Chairman in 1993. From 1989 to 1993 he was Chief Executive Officer of Cereal Partners Worldwide.

     Eric J. Larson, age 43, is Senior Vice President, Investor Relations. Mr. Larson joined the Company in this position in June 1996 from Morgan Stanley & Co., where he had been a partner and senior analyst covering packaged food, agri-business, foodservice, tobacco and selected beverage companies since 1992. He previously worked as an analyst covering consumer products companies at First Boston Corporation and PaineWebber.

     James A. Lawrence, age 46, is Executive Vice President, Chief Financial Officer. Mr. Lawrence joined the Company in this position in 1998 from Northwest Airlines where he was Executive Vice President, Chief Financial Officer. Prior to joining Northwest Airlines in 1996, he was at Pepsi-Cola International, serving initially as Executive Vice President and subsequently as President and Chief Executive Officer for their operations in Asia, the Middle East and Africa.

     John T. Machuzick, age 42, is Senior Vice President, Sales-Strategic Channels. Mr. Machuzick joined the Company in 1978 and served in a variety of sales management positions. He was appointed Vice President, Trade Marketing and Promotions in 1997, named Vice President of Sales for the Western Zone in 1998 and named to his present position in July 1999.

     Siri S. Marshall, age 51, is Senior Vice President, Corporate Affairs and General Counsel. Ms. Marshall joined the Company in 1994 from Avon Products, Inc. where she spent 15 years, last serving as Senior Vice President, General Counsel and Secretary.

     Christopher D. O'Leary, age 40, is Senior Vice President; President, Betty Crocker. Mr. O'Leary joined the Company in 1997 in the position of Vice President, Corporate Growth. Prior to joining General Mills he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. He was named to his present position in July 1999.

     Michael A. Peel, age 49, is Senior Vice President, Human Resources. Mr. Peel joined the Company in this position in 1991 from PepsiCo, Inc. where he spent 14 years, last serving as Senior Vice President, Personnel, responsible for PepsiCo Worldwide Foods.

     Kendall J. Powell, age 45, is Senior Vice President of General Mills and has been elected Chief Executive Officer of Cereal Partners Worldwide, effective September 14, 1999. Mr. Powell joined the Company in 1979 and was appointed a Vice President of General Mills and named Marketing Director of Cereal Partners U.K. in 1990. He was named President, Yoplait USA in 1995, and was elected Senior Vice President, President, Big G in 1998.

     Jeffrey J. Rotsch, age 49, is Senior Vice President, with overall responsibility for Sales, Foodservice and Channel Development. Mr. Rotsch joined the Company in 1974 and served as the president of several divisions, including Betty Crocker and Big G. He was elected Senior Vice President in 1993 and named to his present position in July 1999.

     Stephen W. Sanger, age 53, has been Chairman and Chief Executive Officer of General Mills, Inc. since 1995. Mr. Sanger joined the Company in 1974 and served as the president of several business units, including Yoplait USA and Big G. He was elected a Senior Vice President in 1989, an Executive Vice President in 1991, Vice Chairman in 1992 and President in 1993.

     Christina L. Shea, age 46, is Senior Vice President; President, New Ventures. Ms. Shea joined the Company in 1976 and was appointed a Vice President in 1987. She was appointed Vice President, New Business Development for Yoplait USA in 1991, and Vice President, General Manager, Betty Crocker Main Meals and Side Dishes in 1992, and served as President of Betty Crocker from 1994 to July 1999. She was elected a Senior Vice President in 1998.

     Robert L. Stretmater, age 55, is Vice President; President, Foodservice. Mr. Stretmater joined the Company in 1967 and was appointed a Vice President in 1987. He was appointed Vice President, Director of Marketing for the Gold Medal Division in 1989, Vice President, Director of Marketing for Foodservice in 1996 and named to his present position in 1997.

     Danny L. Strickland, age 50, is Senior Vice President, Innovation, Technology and Quality. Mr. Strickland joined the Company in this position in 1997 from Johnson & Johnson where he held the position of Executive Vice President, Worldwide Absorbent Products and Material Research from 1993 to 1997. Prior to joining Johnson & Johnson he spent five years at Kraft General Foods as Vice President of Technology.

     Austin P. Sullivan, Jr., age 59, is Senior Vice President, Corporate Relations. Mr. Sullivan joined the company in 1976, was named a Vice President in 1978, named Director of Public Affairs in 1979 and assumed responsibility for corporate communications in 1993. He was named to his present position in 1994.

     Kenneth L. Thome, age 51, is Senior Vice President, Financial Operations. Mr. Thome joined the Company in 1969 and was named Vice President, Controller for Convenience and International Foods Group in 1985, Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991 and was elected to his present position in 1993.

     Raymond G. Viault, age 55, is Vice Chairman of the Company, with overall responsibility for Global Convenience Foods, Betty Crocker, New Ventures and Snack Ventures Europe. Mr. Viault joined the Company in January 1996 from Philip Morris, where he had been based in Zurich, Switzerland, serving since 1990 as President of Kraft Jacobs Suchard. Mr. Viault had been with Kraft General Foods a total of 20 years, serving in a variety of major marketing and general management positions.

AVAILABLE INFORMATION
     General Mills is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). The public may read and copy any Company filings at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at
1-800-SEC-0330. Because the Company makes filings to the Commission electronically, you may access this information at the Commission's Internet site (http://www.sec.gov). This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission. You can also learn more about General Mills at our web site (http://www.generalmills.com).

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

     The Company's debt securities are rated by rating organizations. Investors should note that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating agency, and that each rating should be evaluated independently of any other rating.

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

    General Mills also has nine other food and beverage production facilities with total floor space of approximately 575,000 square feet, including 64,000 square feet of leased space. General Mills also owns or leases warehouse space aggregating approximately 8,200,000 square feet, of which approximately 5,800,000 square feet are leased. A number of sales and administrative offices are maintained in the United States and Canada, totaling 1,900,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS.
    In management's opinion, there were no claims or litigation pending at May 30, 1999, the outcome of which could have a material adverse effect on the consolidated financial position or results of operations of the Company. See the information contained under the section entitled "Environmental Matters," supra, for a discussion of environmental matters in which the Company is involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. -- Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The information relating to the market prices and dividends of the
Company's common stock contained in Note Nineteen to Consolidated Financial Statements and in the Eleven-Year Financial Summary appearing on pages 38 and 39 of Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference. As of July 29, 1999, the number of record holders of common stock was 40,551. The Company's common stock ($.10 par value) is listed on the New York and Chicago Stock Exchanges.

ITEM 6.  SELECTED FINANCIAL DATA.
     The information for fiscal years 1995 through 1999 contained in the Eleven-Year Financial Summary on page 39 of Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
     The information set forth in the section entitled "Management's Discussion and Analysis" on pages 16 through 20 of Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The information set forth in the "Market Risk Management" subsection of the section entitled "Management's Discussion and Analysis" on page 19 of
Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The information on pages 21 through 38 of Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. --Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information contained in the sections entitled "Information About Nominees For the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in Registrant's definitive proxy materials dated August 14, 1999 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
     The information contained on pages 18 through 21 of Registrant's definitive proxy materials dated August 14, 1999 is incorporated herein by reference. The information appearing under the heading "Report of Compensation Committee on Executive Compensation" is not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The information contained in the section entitled "Stock Ownership of General Mills Directors and Officers" contained in Registrant's definitive proxy materials dated August 14, 1999 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. -- Not applicable.

------------------

The Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1999, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and the Board of Directors
General Mills, Inc.:

    Under date of June 28, 1999, we reported on the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 30, 1999 and May 31, 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended May 30, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended May 30, 1999. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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


                                    /s/ KPMG LLP

Minneapolis, Minnesota
June 28, 1999




                               CONSENT OF KPMG LLP


The Board of Directors
General Mills, Inc.:

    We consent to incorporation by reference in the Registration Statements (Nos. 2-49637 and 333-76741) on Form S-3 and Registration Statements (Nos. 2-13460, 2-53523, 2-95574, 33-24504, 33-27628, 33-32059, 33-36892, 33-36893,
33-50337,  33-62729,  333-13089 and 333-32509,  333-65311 and 333-65313) on Form
S-8 of General Mills, Inc. of our reports dated June 28, 1999, relating to the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 30, 1999 and May 31, 1998 and the related consolidated statements of earnings, stockholders' equity, cash flows and related financial statement schedule for each of the fiscal years in the three-year period ended May 30, 1999, which reports are included or incorporated by reference in the May 30, 1999 annual report on Form 10-K of General Mills, Inc.

    Our report covering the basic consolidated financial statements refers to changes in the method of accounting in fiscal 1997 for impairment of long-lived assets and for long-lived assets to be disposed of.



                                       /s/ KPMG LLP

Minneapolis, Minnesota
August 23, 1999

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(A)  1. FINANCIAL STATEMENTS:

        Consolidated Statements of Earnings for the Fiscal Years Ended May 30, 1999, May 31, 1998 and May 25, 1997 (incorporated herein by reference to page 22 of the Registrant's 1999 Annual Report to Stockholders).

        Consolidated   Balance   Sheets  at  May  30,  1999  and  May  31,  1998
        (incorporated herein by reference to page 23 of the Registrant's 1999 Annual Report to Stockholders).

        Consolidated Statements of Cash Flows for the Fiscal Years Ended May 30, 1999, May 31, 1998 and May 25, 1997 (incorporated herein by reference to page 24 of the Registrant's 1999 Annual Report to Stockholders).

        Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended May 30 1999, May 31, 1998 and May 25, 1997 (incorporated herein by reference to page 25 of the Registrant's 1999 Annual Report to Stockholders).

        Notes to Consolidated Financial Statements (incorporated herein by reference to pages 26 through 38 of the Registrant's 1999 Annual Report to Stockholders).

     2. Financial Statement Schedules:

        For the Fiscal Years Ended May 30, 1999, May 31, 1998 and May 25, 1997:

                II- Valuation and Qualifying Accounts

     3. Exhibits:

    Exhibit No.                             Description

        3.1 Registrant's Restated Certificate of Incorporation, as amended to date (incorporated herein by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the period ended August 24, 1997).
        3.2     Registrant's By-Laws, as amended to date.
        4.1 Indenture between Registrant and U.S. Bank Trust National Association (f.k.a.Continental Illinois National Bank and Trust Company of Chicago), as amended to date by Supplemental Indentures Nos. 1 through 8 (incorporated herein by reference to
                Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 25, 1997).
        4.2 Rights Agreement dated as of December 11, 1995 between Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 1 to Registrant's Report on Form 8-K dated December 11, 1995).
        4.3     Indenture  between  Registrant  and  U.S.  Bank  Trust  National
                Association (f.k.a. First Trust of Illinois, National Association) dated February 1, 1996 (incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3 effective February 23, 1996).
        4.4 Indenture between Ralcorp Holdings, Inc. and The First National Bank of Chicago, as supplemented to date by the First Supplemental Indenture among Ralcorp Holdings, Inc., Registrant and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated January 31, 1997).

    Exhibit No.                             Description

      *10.1     Stock Option and Long-Term Incentive Plan of 1988, as amended to date.
       10.2     Addendum No. 3  effective  as of  March 15, 1993 to  Protocol of
                Cereal  Partners  Worldwide (incorporated herein by reference to
                Exhibit 10(b) to Registrant's  Quarterly Report on Form 10-Q for
                the period ended February 26, 1995).
      *10.3     1998  Employee  Stock  Plan,  as amended  to date  (incorporated herein by  reference to Exhibit 4 to  Registrant's  Registration
                Statement No. 333-65311 on Form S-8 effective October 5, 1998).
      *10.4     Executive  Incentive  Plan,  as  amended  to date  (incorporated herein by  reference  to  Exhibit  10.4 to  Registrant's  Annual
                Report on Form 10-K for the fiscal year ended May 25, 1997).
      *10.5     Management   Continuity   Agreement   (incorporated   herein  by
                reference to Exhibit 4 to Registrant's  Report on Form 8-K dated
                December 11, 1995).
      *10.6     Supplemental Retirement Plan, as amended to date.
      *10.7     Executive Survivor Income Plan, as amended to date.
      *10.8     Executive Health Plan, as amended to date  (incorporated  herein by reference to Exhibit 10.8 to  Registrant's  Annual  Report on
                Form 10-K for the fiscal year ended May 26, 1996).
      *10.9     Supplemental Savings Plan, as amended to date.
      *10.10    1996 Compensation Plan for Non-Employee Directors, as amended to date.
      *10.11    General Mills,  Inc. 1995 Salary  Replacement Stock Option Plan,
                as amended to date (incorporated herein  by reference to Exhibit
                10.11 to Registrant's Annual Report on Form 10-K for the  fiscal year ended May 31, 1998).
      *10.12    General Mills,  Inc. Deferred  Compensation  Plan, as amended to date  (incorporated  herein by  reference  to  Exhibit  10.12 to
                Registrant's  Annual  Report  on Form 10-K for the  fiscal  year ended May 31, 1998).
      *10.13    Supplemental Benefits Trust Agreement dated February 9, 1987, as amended and restated as of September 26, 1988.
      *10.14    Supplemental Benefits Trust Agreement dated September 26, 1988.
       10.15    Agreements dated November 29, 1989 by and between General Mills,
                Inc.and Nestle, S.A.(incorporated herein by reference to Exhibit
                10.15 to Registrant's  Annual Report on Form 10-K for the fiscal year ended May 28, 1995).
       10.16    Protocol  and  Addendum  No. 1 to  Protocol  of Cereal  Partners
                Worldwide  (incorporated herein by reference to Exhibit 10.16 to
                Registrant's  Annual  Report  on Form 10-K for the  fiscal  year ended May 26, 1996).
      *10.17    1990 Salary Replacement Stock Option Plan, as amended to date.
       10.18    Addendum  No. 2  dated  March 16,  1993 to  Protocol  of  Cereal
                Partners  Worldwide  (incorporated   herein  by   reference   to
                Exhibit 10.18 to  Registrant's  Annual  Report  on Form 10-K for
                the fiscal year ended May 31, 1998).
       10.19    Agreement dated July 31, 1992 by and between General Mills, Inc.
                and PepsiCo,  Inc.  (incorporated herein by reference to Exhibit
                10.19 to Registrant's  Annual Report on Form 10-K for the fiscal year ended May 31, 1998).
      *10.20    Stock Option and Long-Term Incentive Plan of 1993, as amended to date  (incorporated  herein by  reference  to  Exhibit  10.20 to
                Registrant's  Annual  Report  on Form 10-K for the  fiscal  year ended May 25, 1997).
       10.21    Standstill Agreement with CPC International,  Inc. dated October
                17, 1994  (incorporated  herein by reference to Exhibit 10(a) to
                Registrant's  Quarterly Report on Form 10-Q for the period ended
                February 26, 1995).
      *10.22    1998  Senior   Management   Stock  Plan,   as  amended  to  date
                (incorporated  herein by reference to Exhibit 4 to  Registrant's
                Registration  Statement  No.  333-65313  on Form  S-8  effective
                October 5, 1998).

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

    Exhibit No.                             Description

       12       Statement of Ratio of  Earnings to  Fixed Charges  (contained on page 15 of this Report).
       13       1999  Annual  Report  to   Stockholders   (only  those  portions
                expressly incorporated by reference herein shall be deemed filed with the Commission).
       21       List of Subsidiaries of General Mills, Inc.
       23       Consent of KPMG LLP (contained on page 8 of this Report).






(B)   REPORTS ON FORM 8-K. -- Not applicable.

                                   SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENERAL MILLS, INC.

Dated: August 23, 1999
                                    By:   /s/ S. S. MARSHALL
                                            S. S. Marshall
                                      SENIOR VICE PRESIDENT, CORPORATE AFFAIRS
                                           AND GENERAL COUNSEL


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                      Title                         Date


    /s/ R.M. BRESSLER              Director                         7/27/99
  (Richard M. Bressler)


    /s/ L. DE SIMONE               Director                         7/25/99
   (Livio D. DeSimone)


     /s/ W.T. ESREY                Director                         7/28/99
   (William T. Esrey)


    /s/ C.W. GAILLARD              Director,                        7/28/99
  (Charles W. Gaillard)             President


   /s/ R.V. GILMARTIN              Director                         7/29/99
 (Raymond V. Gilmartin)


/s/ JUDITH RICHARDS HOPE           Director                         7/30/99
    (Judith R. Hope)


  /s/ ROBERT L. JOHNSON            Director                         7/28/99
   (Robert L. Johnson)


    /s/ KENNETH MACKE              Director                         7/29/99
   (Kenneth A. Macke)


      /s/ M.D. ROSE                Director                         7/28/99
    (Michael D. Rose)

        Signature                      Title                         Date


     /s/ S.W. SANGER               Chairman of the Board and        8/04/99
   (Stephen W. Sanger)              Chief Executive Officer


  /s/ A. MICHAEL SPENCE            Director                         7/30/99
   (A. Michael Spence)


 /s/ DOROTHY A. TERRELL            Director                         7/29/99
  (Dorothy A. Terrell)


     /s/ R.G. VIAULT               Director                         8/06/99
   (Raymond G. Viault)              Vice Chairman


  /s/ C. ANGUS WURTELE             Director                         7/28/99
   (C. Angus Wurtele)


  /s/ KENNETH L. THOME             Senior Vice President,           8/03/99
   (Kenneth L. Thome)               Financial Operations
                                    (Principal Accounting Officer)

                      GENERAL MILLS, INC. AND SUBSIDIARIES
                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)


          COLUMN A             COLUMN B      COLUMN C      COLUMN D     COLUMN E
---------------------------    --------      --------      --------     --------
                                             ADDITIONS
                               BALANCE AT    CHARGED TO    DEDUCTIONS    BALANCE
                               BEGINNING     COSTS AND        FROM     AT END OF
DESCRIPTION                    OF PERIOD     EXPENSES       RESERVES     PERIOD
--------------------------------------------------------------------------------
ALLOWANCE FOR POSSIBLE LOSSES
  ON ACCOUNTS RECEIVABLE:

     Year ended May 30, 1999     $4.2          $ .6          $.6 (a)     $4.7
                                                             (.5)(b)
                                 ----          ----          ----        ----
         Total.............      $4.2          $ .6          $ .1        $4.7
                                 ====          ====          ====        ====


     Year ended May 31, 1998     $4.1          $ .7          $1.6 (a)    $4.2
                                                             (1.0)(b)
                                 ----          ----          ----        ----
         Total.............      $4.1          $ .7          $ .6        $4.2
                                 ====          ====          ====        ====


     Year ended May 25, 1997     $4.1          $ .6          $1.1 (a)    $4.1
                                                              (.5)(b)
                                 ----          ----          ----        ----
         Total.............      $4.1          $ .6          $ .6        $4.1
                                 ====          ====          ====        ====

VALUATION ALLOWANCE FOR
     DEFERRED TAX ASSETS:

     Year ended May 30, 1999     10.3           -             5.3         5.0

     Year ended May 31, 1998     11.2           -              .9        10.3

     Year ended May 25, 1997     11.2           -              -         11.2

RESTRUCTURING CHARGES:

     Year ended May 30, 1999     30.5          51.6          37.5(c)     44.6

     Year ended May 31, 1998      9.1         166.4         145.0(c)     30.5

     Year ended May 25, 1997     27.3           -            18.2(c)      9.1
-------------------------

Notes:

(a) Bad debt write-offs.
(b) Other adjustments and reclassifications.
(c) Net Amounts utilized for restructuring activities.

                                                                EXHIBIT 12

                               GENERAL MILLS, INC.
                       RATIO OF EARNINGS TO FIXED CHARGES


                                                 Fiscal Year Ended
                                -----------------------------------------------
                                May 30,   May 31,   May 25,   May 26,   May 28,
                                  1999      1998      1997      1996      1995
                                ------    ------    ------    ------    ------

Ratio of Earnings to
  Fixed Charges...........        6.67      5.63      6.54      6.94      4.10


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

       10.1 Stock Option and Long-Term Incentive Plan of 1988, as amended to date.

       10.6     Supplemental Retirement Plan, as amended to date.

       10.7     Executive Survivor Income Plan, as amended to date.

       10.9     Supplemental Savings Plan, as amended to date.

       10.10 1996 Compensation Plan for Non-Employee Directors, as amended to date.

       10.13 Supplemental Benefits Trust Agreement dated February 9, 1987, as amended and restated as of September 26, 1988.

       10.14    Supplemental Benefits Trust Agreement dated September 26, 1988.

       10.17    1990 Salary Replacement Stock Option Plan, as amended to date.

       12       Statement of Ratio of Earnings to Fixed Charges.

       13       1999 Annual Report to Stockholders (only portions).

       21       List of Subsidiaries of General Mills, Inc.

       23       Consent of KPMG LLP.

       27       Financial Data Schedule.