Form 10-Q
period 1999-08-29
GENERAL MILLS INC
filed 1999-10-07
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q


(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
      PERIOD ENDED AUGUST 29, 1999

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
      PERIOD FROM _____ TO _____




Commission file number: 1-1185




                       GENERAL MILLS, INC.
     (Exact name of registrant as specified in its charter)



         Delaware
                                                       41-0274440
(State or other jurisdiction of                      (I.R.S.Employer
incorporation or organization)                      Identification No.)



Number One General Mills Boulevard
        Minneapolis, MN                                 55426
      (Mail: P.O. Box 1113)                          (Mail:55440)
(Address of principal executive offices)              (Zip Code)

                         (612) 764-2311
      (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of September 22, 1999, General Mills had 151,920,383 shares of its $.10 par value common stock outstanding (excluding 52,232,949 shares held in treasury).

                  Part I. FINANCIAL INFORMATION


Item 1. Financial Statements



                       GENERAL MILLS, INC.
               CONSOLIDATED STATEMENTS OF EARNINGS
        (Unaudited) (In Millions, Except per Share Data)



                                         Thirteen Weeks Ended
                                        August 29,  August 30,
                                            1999      1998
                                        ----------  ----------

Sales                                    $1,573.6   $1,473.1

Costs and Expenses:
  Cost of sales                             621.4      583.7
  Selling, general and administrative       677.2      634.1
  Interest, net                              32.7       29.8
                                          -------    -------
   Total Costs and Expenses               1,331.3    1,247.6
                                          -------    -------

Earnings before Taxes and Earnings
  (Losses) from Joint Ventures              242.3      225.5

Income Taxes                                 87.3       83.1

Earnings (Losses) from Joint Ventures         3.5        2.6

Net Earnings                              $ 158.5    $ 145.0
                                          =======    =======

Earnings per Share - Basic                $   .52    $   .47
                                          =======    =======

Average Number of Common Shares             304.2      308.1
                                          =======    =======

Earnings per Share - Diluted              $   .50    $   .46
                                          =======    =======

Average Number of Common Shares -
    Assuming Dilution                       314.2      314.7
                                          =======    =======

Dividends per Share                       $  .275    $  .265
                                          =======    =======


See accompanying notes to consolidated condensed financial statements.

                         GENERAL MILLS, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In Millions)

                                          (Unaudited) (Unaudited)
                                           August 29, August 30,  May 30,
                                             1999       1998       1999
                                           --------   --------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents                $  46.0    $  29.7   $    3.9
  Receivables                                522.0      458.4      490.6
  Inventories:
   Valued primarily at FIFO                  228.0      211.2      172.2
   Valued at LIFO (FIFO value exceeds LIFO
   by $34.0, $39.1 and $34.0, respectively)  282.1      261.6      254.5
  Prepaid expenses and other current assets   77.4       74.0       83.7
  Deferred income taxes                       98.3      135.4       97.6
                                           -------    -------   --------
     Total Current Assets                  1,253.8    1,170.3    1,102.5
                                           -------    -------   --------

Land, Buildings and Equipment, at Cost     2,810.1    2,539.7   2,718.9
  Less accumulated depreciation           (1,459.2)  (1,336.6) (1,424.2)
     Net Land, Buildings and Equipment     1,350.9    1,203.1   1,294.7
Intangibles                                  838.6      625.4     722.0
Other Assets                               1,061.0    1,026.1   1,021.5
                                           -------    -------  --------

Total Assets                              $4,504.3   $4,024.9  $4,140.7
                                          ========   ========  ========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                         $ 678.1    $ 657.7  $  647.4
  Current portion of long-term debt          129.6      146.9      90.5
  Notes payable                              751.1      424.1     524.4
  Accrued taxes                              184.7      197.9     135.0
  Other current liabilities                  274.8      254.1     303.0
                                           -------    -------  --------
     Total Current Liabilities             2,018.3    1,680.7   1,700.3
Long-term Debt                             1,687.3    1,612.2   1,702.4
Deferred Income Taxes                        293.6      282.5     288.9
Deferred Income Taxes - Tax Leases           111.5      129.4     111.3
Other Liabilities                            177.3      174.3     173.6
                                           -------    -------  --------
     Total Liabilities                     4,288.0    3,879.1   3,976.5
                                           -------    -------  --------

Stockholders' Equity:
  Cumulative preference stock, none issued       -          -         -
  Common stock, 408.3 shares issued          666.2      620.5     657.9
  Retained earnings                        1,902.7    1,686.2   1,827.4
  Less common stock in treasury, at cost,
  shares of 104.1, 101.9 and 104.3,
  respectively                            (2,222.1)  (2,048.0) (2,195.3)
  Unearned compensation                      (69.1)     (73.1)    (68.9)
  Accumulated other comprehensive income     (61.4)     (39.8)    (56.9)
                                           -------    -------  --------
     Total Stockholders' Equity              216.3      145.8     164.2
                                           -------    -------  --------

Total Liabilities and Equity              $4,504.3   $4,024.9  $4,140.7
                                          ========   ========  ========

See accompanying notes to consolidated condensed financial statements.

                       GENERAL MILLS, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (Unaudited) (In Millions)




                                                    Thirteen Weeks Ended
                                                   August 29,   August 30,
                                                      1999        1998
                                                   ----------  -----------
Cash Flows - Operating Activities:
  Net earnings                                       $158.5      $145.0
  Adjustments to reconcile earnings to cash flow:
    Depreciation and amortization                      47.9        47.1
    Deferred income taxes                               4.9        (3.9)
    Change in current assets and liabilities          (53.1)      (41.2)
    Other, net                                        (10.6)       (7.6)
                                                     -------     -------
  Cash provided by continuing operations              147.6       139.4
  Cash used by discontinued operations                  (.7)        (.8)
                                                     ------      ------
    Net Cash Provided by Operating Activities         146.9       138.6
                                                     ------      ------

Cash Flows - Investment Activities:
  Purchases of land, buildings and equipment          (67.0)     (63.0)
  Investments in businesses, intangibles and
    affiliates, net of investment returns and dividends          (194.1)
(2.9)
  Purchases of marketable investments                  (2.8)       (2.4)
  Proceeds from sale of marketable investments           .4        16.8
  Other, net                                            8.0          .9
                                                     ------      ------
    Net Cash Used by Investment Activities           (255.5)     (50.6)
                                                     ------      -----

Cash Flows - Financing Activities:
  Change in notes payable                             226.0       161.8
  Issuance of long-term debt                           51.6         2.4
  Payment of long-term debt                           (23.4)      (31.8)
  Common stock issued                                  41.0        10.4
  Purchases of common stock for treasury              (61.0)     (125.6)
  Dividends paid                                      (83.7)      (82.0)
  Other, net                                             .2          .1
                                                     ------      ------
    Net Cash Used by Financing Activities             150.7       (64.7)
                                                     ------      ------

Increase in Cash and Cash Equivalents                $ 42.1      $ 23.3
                                                     ======      ======

See accompanying notes to consolidated condensed financial statements.

                       GENERAL MILLS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 29, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2000.

These statements should be read in conjunction with the financial statements and footnotes included in our annual report for the year ended May 30, 1999. The accounting policies used in preparing these financial statements are the same as those described in our annual report.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(2) Acquisitions

On June 30, 1999, we acquired certain grain elevators and related assets from Koch Agriculture Company. On August 12, 1999, we acquired Gardetto's Bakery, Inc. of Milwaukee, Wisconsin. Gardetto's is a leading national marketer of baked snack mixes and flavored pretzels.

The aggregate purchase price of these acquisitions, both of which were accounted for using the purchase method, totaled approximately $162 million, subject to adjustments. Goodwill associated with the Gardetto's acquisition is being amortized on a straight-line basis over 40 years.

(3) Statements of Cash Flows

During the quarter, we made interest payments of $18.4 million (net of amount capitalized) and paid $12.9 million in income taxes.

(4) Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

                                                   Thirteen Weeks Ended
                                                    Aug. 29,   Aug. 30,
                                                      1999       1998
                                                   ---------  ---------
      Net Earnings                                   $158.5     $145.0
      Other comprehensive income (loss):
         Unrealized gain on securities                 (2.2)       2.7
         Foreign currency translation adjustments      (2.3)      (1.4)
                                                       (4.5)       1.3
      Total comprehensive income                     $154.0     $146.3
                                                     ======     ======

(5) Changes in Capital Stock

On September 27, 1999, the board of directors declared a two-for-one stock split to be effected in the form of a 100% stock dividend whereby each holder of one share of common stock issued and outstanding at the close of business on October 8, 1999, will be entitled to receive an additional share of common stock, payable November 8, 1999. Information throughout these financial statements is restated for the stock split, to present all data on a consistent and comparable basis.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Continuing operations generated $8.2 million more cash in the first quarter of fiscal 2000 than in the same prior-year period. The increase in cash provided by operations as compared to last year was caused by a $20.1 million increase in cash from operations, after adjustment for non-cash items, partially offset by a $11.9 million increase in the working capital change.

Fiscal 2000 capital expenditures are estimated to be approximately $270 million. During the first three months, capital expenditures totaled $67.0 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. Activity through three months under this program consisted of the issuance of $49.0 million in notes and debt payments of $23.3 million.


RESULTS OF OPERATIONS

Information throughout this section is restated for the stock split (see Note 5 of Notes To Consolidated Condensed Financial Statements), to present all data on a consistent and comparable basis.

Sales in the first quarter grew 7 percent to $1,573.6 million. First quarter net earnings of $158.5 million increased by 9 percent from $145.0 million. Basic earnings per share of $.52 for the first quarter of fiscal 2000 were up 11 percent from $.47 earned in the same period last year. Diluted earnings per share rose to $.50 from $.46 in the same period last year.

First-quarter domestic unit volume grew more than 5 percent. The gain included 3 percent volume growth by the company's established businesses, and incremental volume from recent acquisitions.

For Big G cereals, first-quarter unit volume grew nearly 3 percent and retail pound volume (consumer movement) in Nielsen-measured outlets increased 7 percent. U.S. cereal category volume for the quarter was even with the prior year. As a result, Big G's pound market share for the quarter grew to more than 26 percent, and dollar market share rose to 32 percent. The share gains included continued good performance from Cheerios, Honey Nut Cheerios, Wheaties, Kix and other established brands. In addition, three recently introduced new cereals -- Honey Nut Chex, NesQuik, and Sunrise -- contributed to Big G's unit volume and share results.

Combined unit volume for convenience foods (snack products and yogurt) grew 3 percent in the quarter. Yoplait and Colombo yogurt led this performance, with continued double-digit growth in both shipments and retail volume. Distribution of new Yoplait Go-Gurt expanded from 40 to 60 percent of the U.S. market in June, and helped increase Yoplait-Colombo dollar market share by 4 points to 33 percent for the quarter. In snacks, Pop Secret popcorn, Nature Valley granola bars and fruit snacks volumes were up. However, those gains were offset by weak performance from Bugles and other snack bars, so total snacks volume was below last year's first quarter. Unit volume for Betty Crocker (baking products, side dish and dinner mixes) grew nearly 3 percent, with continued good performance by the Chicken Helper line and incremental contributions from new rice and pasta side-dish items. Lloyd's posted good results in the quarter, reflecting growth in established retail accounts and distribution gains. Foodservice unit volume grew 5 percent.

Combined unit volume for the company's international operations grew 1 percent in the first quarter, and international earnings grew at a double-digit rate. Cereal Partners Worldwide (CPW), the company's joint venture with Nestle, led international results with a 9 percent unit volume increase. CPW recorded volume and market share gains in most of its major markets, and the venture's combined global market share grew to more than 19 percent. Snack Ventures Europe (SVE), the company's joint venture with PepsiCo, posted first-quarter volume 6 percent below last year's due to continuing market weakness in Russia. In its core western European markets, SVE posted 5 percent volume growth. Earnings after tax from the company's joint ventures increased to $3.5 million in the period, compared to $2.6 million last year. For the company's wholly owned food business in Canada, first quarter volume declined 3 percent; however, cereal retail volume and market share were up for the period.

During the quarter, we repurchased approximately 1.6 million shares of common stock (on a restated basis) at an average price of about $40 per share (about $80 per share pre-stock split). This activity is consistent with the company's ongoing share repurchase program, which has a goal of reducing the net number of shares outstanding by an average of 1 to 2 percent annually. Average shares outstanding (basic) for the quarter totaled 304.2 million this year, 3.9 million shares lower than the 308.1 million average a year earlier. Assuming dilution, average shares outstanding were 314.2 million this year, essentially even with the 314.7 million average for last year's first quarter. Interest expense for the quarter totaled $32.7 million, up about $3 million versus the prior year due to increased debt levels associated with share repurchases and acquisitions.

Our tax rate for the quarter was 36.0 percent compared to 36.9 percent in last year's quarter. The rate decrease was due to positive effects of various tax initiatives and credits.

YEAR 2000

We are devoting significant resources throughout the company to minimize the risk of potential disruption from year 2000 issues related to computers or other equipment with date-sensitive software and embedded chip systems. If we, or our significant customers, suppliers or other third parties fail to correct year 2000 issues, our ability to operate our businesses could be adversely affected.

We have completed the assessment, inventory and classification of year 2000 issues on all of our information systems infrastructure and non-technical assets (e.g., plant production equipment). Information systems that were year 2000 deficient have been modified, upgraded or replaced and tested for compliance. All non-I.T. assets (including production equipment) have been tested and certified year 2000 compliant. Based on assessments and testing to date, we do not expect the financial impact of addressing internal system year 2000 issues will be material to our financial position, results of operations or cash flows. Total costs are estimated to be approximately $26 million, of which about 99 percent has been incurred to date.

We surveyed significant customers, suppliers and third parties critical to our business operations to determine their year 2000 compliance. Cross-functional planning teams assessed the associated risks and developed contingency plans in the event that a third party failure disrupts our operations. These contingency plans include identifying and securing alternate suppliers, adjusting manufacturing schedules, stockpiling of certain materials and equipment, contracting additional staff, procuring backup generators, and other measures considered appropriate by management. We also established backup manual procedures similar to existing procedures developed for our disaster recovery plan.

Our contingency plans will not guarantee that circumstances beyond our control will not adversely impact our operations. We will continue to evaluate and modify these plans through the year 2000 transition period as additional information becomes available.

                   PART II. OTHER INFORMATION


Item 5.   Other Information.

This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Cautionary Statement Relevant to Forward-Looking Information" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended May 30, 1999, which lists important factors that could cause actual results to differ materially from those discussed in this report.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Exhibit 11  Statement of Computation of Earnings per Share.

         Exhibit 12  Statement of Ratio of Earnings to Fixed Charges.

         Exhibit 27  Financial Data Schedule.

    (b)  Reports on Form 8-K

         On June 30, 1999, the Company filed a Form 8-K report containing (as exhibits) the distribution agreement and forms of notes for the Company's $782,000,000 Series F Medium Term Notes.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GENERAL MILLS, INC.
                                     (Registrant)


Date October 7, 1999                  /s/ S. S. Marshall
     ---------------                 ------------------------------------
                                     S. S. Marshall
                                     Senior Vice President, Corporate
                                     Affairs and General Counsel


Date October 7, 1999                  /s/ K. L. Thome
     ---------------                 ------------------------------------
                                     K. L. Thome
                                     Senior Vice President, Financial Operations