Form 10-Q
period 1999-11-28
GENERAL MILLS INC
filed 2000-01-07
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-Q


(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED NOVEMBER 28, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of December 23, 1999, General Mills had 301,127,887 shares of its $.10 par value common stock outstanding (excluding 107,178,777 shares held in treasury).

                 Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                               GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited) (In Millions, Except per Share Data)


                                   Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                 November 28, November 29,  November 28, November 29,
                                    1999       1998             1999        1998
                                 ---------  ---------         ---------  ---------


Sales                               $1,817.2   $1,677.4    $3,390.8   $3,150.5

Costs and Expenses:
  Cost of sales                        728.2      699.0     1,349.6    1,282.7
  Selling, general and
     administrative                    760.0      667.8     1,437.2    1,301.9
  Interest, net                         34.1       29.4        66.8       59.2
  Unusual items                          -         51.6         -         51.6
                                     -------    -------     -------    -------
    Total Costs and Expenses         1,522.3    1,447.8     2,853.6    2,695.4
                                     -------    -------     -------    -------

Earnings before Taxes and Earnings
  (Losses) from Joint Ventures         294.9      229.6       537.2      455.1

Income Taxes                           104.3       83.7       191.6      166.8

Earnings (Losses) from Joint Ventures    3.1       (2.3)        6.6         .3
                                     ---------  ----------  ---------    -----

Net Earnings                         $ 193.7    $ 143.6     $ 352.2    $ 288.6
                                     =======    =======     =======    =======

Earnings per Share - Basic           $   .64      $ .47     $  1.16    $   .94
                                     =======      =====      =======    =======

Average Number of Common Shares        303.5      305.8       303.9      307.0
                                     =======    =======     =======    =======

Earnings per Share - Diluted         $   .62    $   .46     $  1.12    $   .92
                                     =======    =======     =======    =======

Average Number of Common Shares -
   Assuming Dilution                   313.1      313.5       313.7      314.1
                                     =======    =======     =======    =======

Dividends per Share                  $  .275    $  .265     $  .550    $   .530
                                     =======    =======     =======    ========



See accompanying notes to consolidated condensed financial statements.



                          GENERAL MILLS, INC.
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                             (In Millions)

                                          (Unaudited) (Unaudited)
                                          November 28,  November 29,   May 30,
                                             1999         1998          1999
                                          ----------   ----------     ---------
ASSETS
Current Assets:
  Cash and cash equivalents                 $   70.4    $   9.5     $    3.9
  Receivables                                  562.5      468.4        490.6
  Inventories:
   Valued primarily at FIFO                    200.5      206.5        172.2
   Valued at LIFO (FIFO value exceeds LIFO by
     $32.0, $39.1 and $34.0, respectively)     296.8      231.9        254.5
  Prepaid expenses and other current assets     80.4       77.4         83.7
  Deferred income taxes                         94.8      119.9         97.6
                                             --------    -------     --------
     Total Current Assets                    1,305.4    1,113.6      1,102.5
                                             --------    -------     --------

Land, Buildings and Equipment, at Cost       2,843.4    2,592.0      2,718.9
  Less accumulated depreciation             (1,469.5)  (1,367.2)    (1,424.2)
                                             --------   --------     --------
     Net Land, Buildings and Equipment       1,373.9    1,224.8      1,294.7
Intangibles                                    830.3      621.4        722.0
Other Assets                                 1,084.7    1,061.0      1,021.5
                                             --------   -------     --------

Total Assets                                $4,594.3   $4,020.8     $4,140.7
                                            ========   ========     ========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                          $  672.4    $ 638.8     $  647.4
  Current portion of long-term debt             98.7      196.4         90.5
  Notes payable                                893.7      396.0        524.4
  Accrued taxes                                167.2      137.0        135.0
  Other current liabilities                    259.7      282.5        303.0
                                             --------    -------     --------
     Total Current Liabilities               2,091.7    1,650.7      1,700.3
Long-term Debt                               1,664.7    1,592.8      1,702.4
Deferred Income Taxes                          296.2      282.3        288.9
Deferred Income Taxes - Tax Leases             100.5      120.2        111.3
Other Liabilities                              184.5      177.5        173.6
                                             --------    -------    --------
     Total Liabilities                       4,337.6    3,823.5      3,976.5
                                             --------    -------    --------

Stockholders' Equity:
  Cumulative preference stock, none issued         -          -            -
  Common stock, 408.3 shares issued            679.9      626.8        657.9
  Retained earnings                          2,013.1    1,749.1      1,827.4
  Less common stock in treasury, at cost,
   shares of 105.8, 102.3 and 104.3,
   respectively                             (2,307.3)  (2,071.5)    (2,195.3)
  Unearned compensation                        (66.5)     (73.0)       (68.9)
  Accumulated other comprehensive income       (62.5)     (34.1)       (56.9)
                                             --------    -------     --------
     Total Stockholders' Equity                256.7      197.3        164.2
                                             --------    -------     --------

Total Liabilities and Equity                $4,594.3   $4,020.8     $4,140.7
                                            ========   ========     ========

See accompanying notes to consolidated condensed financial statements.




                       GENERAL MILLS, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (Unaudited) (In Millions)


                                                    Twenty-Six Weeks Ended
                                                 November 28,  November 29,
                                                     1999         1998

Cash Flows - Operating Activities:
  Net earnings                                       $352.2        $288.6
  Adjustments to reconcile earnings to cash flow:
    Depreciation and amortization                      97.7          94.4
    Deferred income taxes                              12.1          12.1
    Change in current assets and liabilities         (113.4)       (112.8)
    Unusual items                                       -            51.6
    Other, net                                        (24.8)        (22.5)
                                                      -----         -----
  Cash provided by continuing operations              323.8         311.4
  Cash used by discontinued operations                 (1.4)         (2.1)
                                                      -----         -----
    Net Cash Provided by Operating Activities         322.4         309.3
                                                      -----         -----

Cash Flows - Investment Activities:
  Purchases of land, buildings and equipment         (132.7)       (123.8)
  Investments in businesses, intangibles and
    affiliates, net of investment returns
    and dividends                                    (201.9)         (8.8)
  Purchases of marketable investments                  (5.5)         (4.8)
  Proceeds from sale of marketable investments          5.9          17.7
  Other, net                                            9.7         (11.6)
                                                      -----         -----
    Net Cash Used by Investment Activities           (324.5)       (131.3)
                                                      -----         -----

Cash Flows - Financing Activities:
  Change in notes payable                             369.7         129.2
  Issuance of long-term debt                           54.2          56.9
  Payment of long-term debt                           (78.0)        (52.5)
Common stock issued                                    60.5          32.0
  Purchases of common stock for treasury             (162.9)       (169.7)
  Dividends paid                                     (167.2)       (163.1)
  Other, net                                           (7.7)         (7.7)
                                                      -----         -----
    Net Cash Used by Financing Activities              68.6        (174.9)
                                                      -----        ------

Increase in Cash and Cash Equivalents                $ 66.5         $ 3.1
                                                     ======         =====

See accompanying notes to consolidated condensed financial statements.


                          GENERAL MILLS, INC.
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)

(1)   Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the twenty-six weeks ended November 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2000.

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

The aggregate purchase price of these acquisitions, both of which were accounted for using the purchase method, totaled approximately $163 million, subject to adjustments. Goodwill associated with the Gardetto's acquisition is being amortized on a straight-line basis over 40 years.

(3) Unusual Items

In last  year's  second  quarter,  we  recorded  restructuring  charges of $51.6 million pretax, $32.3 million after tax ($.10 per diluted share. The restructuring actions primarily reflected further streamlining of our supply chain as part of the broad consolidation of these activities announced in May 1998. Actions included consolidating manufacturing of certain products into fewer locations, and consolidating warehouse, distribution and sales activities across the company's packaged food, foodservice and milling operations. In addition, the second-quarter charge included our share of restructuring by Snack Ventures Europe, our joint venture with PepsiCo, to improve its manufacturing cost structure. Slightly more than half of the total charge reflected write-down of assets; the remaining cash portion was primarily related to severance and asset redeployment expenses. These restructuring activities were substantially completed by the end of fiscal 1999.

(4) Statements of Cash Flows

During the first six months, we made interest payments of $65.6 million (net of amount capitalized) and paid $132.0 million in income taxes.

(5) Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

                               Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                 Nov. 28, Nov. 29,    Nov. 28,    Nov. 29,
                                   1999     1998        1999       1998

  Net Earnings                    $193.7    $143.6     $352.2     $288.6
  Other comprehensive
   income (loss):
     Unrealized gain on
      securities                    (2.0)      1.3       (4.2)       4.0
     Foreign currency
      translation adjustments         .9       4.4       (1.4)       3.0
                                  -------   -------     ------    ------
                                    (1.1)      5.7       (5.6)       7.0
                                  -------   -------     ------    ------
      Total comprehensive income  $192.6    $149.3      $346.6    $295.6
                                  ======    ======      ======    ======

(6)    Changes in Capital Stock

On September 27, 1999, the Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend whereby each shareholder received one additional share of General Mills common stock on November 8, 1999, for each share owned at the close of business on October 8, 1999. Prior year information throughout these financial statements is restated for the stock split, to present all data on a consistent and comparable basis.

(7) Subsequent Event

On December 15, 1999, we announced that we had signed an agreement to purchase Small Planet Foods, a leading producer of organic food products based in Sedro-Woolley, Washington. Small Planet's Cascadian Farm brand consists of organic frozen fruits, vegetables, juices and entrees while the company's Muir Glen line includes organic canned tomatoes, pasta sauces, salsa and condiments. Combined annual sales for these organic brands total approximately $60 million.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Continuing operations generated $12.4 million more cash in the first half of fiscal 2000 than in the same prior-year period. The increase in cash provided by operations as compared to last year was primarily caused by a $13.0 million increase in cash from operations, after adjustment for non-cash items.

Fiscal 2000 fixed asset expenditures are estimated to be approximately $270 to $285 million. During the first six months, fixed asset expenditures totaled $132.7 million. Total capital investments, including investments in joint ventures, are estimated to be approximately $300 to $330 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. Activity through six months under this program consisted of the issuance of $49.0 million in notes and debt payments of $73.3 million.


RESULTS OF OPERATIONS

All per share references in the following discussion are based on diluted shares, except where indicated, and all prior year per share data have been restated for the two-for-one stock split effective November 8, 1999.

Sales for the second quarter ended November 28, 1999, totaled $1,817 million, up 8 percent from the prior year. Earnings per share of 62 cents for the second quarter of fiscal 2000, were up 11 percent from 56 cents per share before unusual items earned in the same period last year. Basic earnings per share of 64 cents for the second quarter were up 10 percent from 58 cents before unusual items. After-tax earnings grew 10 percent to $193.7 million.

First half sales of $3,391 million were up 8 percent from the first six months one year ago. Through six months, earnings per share totaled $1.12, up 10 percent from $1.02 earned before unusual items last year. Basic earnings per share of $1.16 for the first half were also up 10 percent from $1.05 before unusual items. Earnings after tax also grew 10 percent before unusual items to $352.2 million.

General Mills' net earnings for last year's second quarter included a restructuring charge of $32.3 million after-tax, or 10 cents per diluted share, primarily related to streamlining supply chain activities (See Note (3) Unusual Items). Including this unusual item, earnings per share totaled 46 cents in last year's second quarter, and 92 cents in last year's first half.

With the 8 percent increase in second-quarter shipments, General Mills' U.S. foods unit volume was up 7 percent through the first six months of fiscal 2000. This strong growth included incremental volume from three recently acquired businesses: Lloyd's refrigerated entrees (acquired January 1999); Farmhouse Foods side dishes (February 1999) and Gardetto's baked snack foods (August
1999). Excluding acquired businesses, General Mills' U.S. food volume was up 5 percent for the quarter and 4 percent through six months.

Big G cereal unit volume grew 5 percent in the second quarter. This growth included good gains by major established brands including Cheerios, Lucky Charms and Golden Grahams. In addition, the quarter included significant volume from new products. Honey Nut Chex, which reached nationwide distribution in March 1999, continues to record consistently strong volume and market shares. Nesquik and Sunrise cereals, launched in the spring of 1999, contributed incremental volume. The second quarter also included shipments of Millenios cereal, a limited-time Cheerios variety, and the nationwide launch of Brown Sugar and Oat Total cereal, a new variety added to the Total brand franchise. Through six months, Big G's share of cereal category pound volume in all Nielsen-measured outlets was up 1.5 percentage points to 27 percent, and its share of category dollar sales increased to more than 32 percent.

Combined unit volume for the company's other U.S. foods businesses grew 9 percent in the quarter. Second-quarter volume for Betty Crocker products declined 1 percent in total. The new Chicken Helper line continued to generate strong volume, but overall dinner mix shipments were lower due to sales declines in established Hamburger Helper varieties. A revised marketing program designed to restore dinner mix growth will be implemented in the second half. Volume for Betty Crocker desserts and family flour was also lower in the quarter, reflecting the impact of significantly higher competitive marketing spending.

Total unit volume for the company's convenience foods businesses (snacks and yogurt) grew 18 percent in the second quarter. Snacks performance included double-digit growth for fruit snacks, powered by strong introductory shipments of Pokemon fruit rolls. Volume for Chex Mix snacks grew 17 percent in the quarter, and the recently acquired Gardetto's business contributed additional volume. Yogurt volume continued to grow at a double-digit pace, fueled by solid gains from established Yoplait product lines and the continued success of new Yoplait Go-Gurt, which reached nationwide distribution during the quarter. Combined dollar share for Yoplait and Colombo grew to a record 34 percent for the first half, up 4 percentage points. In addition to these retail business gains, second-quarter unit volume for established Foodservice businesses grew 6 percent, and including Gardetto's, Foodservice volume grew 13 percent.

Unit volume for the company's international operations was up 6 percent in the second quarter and 4 percent through the first half. Cereal Partners Worldwide
(CPW), the company's joint venture with Nestle, posted an 11 percent volume increase for the quarter, led by strong performance in the United Kingdom, France, Spain, Portugal and Mexico. CPW's combined share of its worldwide markets for calendar 1999 to date grew to 20 percent. Total volume for Snack Ventures Europe (SVE), the company's joint venture with PepsiCo, increased 4 percent in the second quarter, despite continued market weakness in Russia. In SVE's core western European markets only, volume growth was 6 percent.

Through the first six months, international joint ventures contributed $6.6 million to General Mills' after-tax earnings, up from approximately breakeven in last year's first half.

In Canada, second-quarter volume was up 1 percent overall, as 5 percent growth in cereal volume offset softness on certain Betty Crocker products. Honey Nut Chex cereal was successfully introduced during the quarter and General Mills' cereal share in Canada grew to 17 percent for the year-to-date.

During the second quarter, General Mills repurchased 2.5 million shares of common stock under the company's ongoing program. Through the first six months of fiscal 2000, a total of 4.1 million shares have been repurchased at an average price of approximately $39 per share. Average diluted shares outstanding for the quarter totaled 313.1 million, compared to 313.5 million in the prior year. Interest expense of $34.1 million in the quarter was up from the prior year, reflecting higher rates and higher debt levels associated with acquisitions and share repurchase activity.

Our effective tax rates (excluding unusual items) for the second quarter and first half of fiscal 2000 were 35.4 percent and 35.7 percent, respectively, compared to 36.6 percent and 36.7 percent in last year's second quarter and first half. Our reported tax rates for the first six months of fiscal 2000 and 1999 were 35.7 percent and 36.7 percent, respectively.

YEAR 2000

We have devoted significant resources throughout the company to minimize the risk of potential disruption from year 2000 issues related to computers or other equipment with date-sensitive software and embedded chip systems. If we, or our significant customers, suppliers or other third parties fail to correct year 2000 issues during the year 2000 transition period, our ability to operate our businesses could be adversely affected. However, based on our assessment of operations through January 6, 2000, we have not experienced any significant year 2000 issues.

We assessed, inventoried and classified year 2000 issues on all of our information systems infrastructure and non-technical assets (e.g., plant production equipment). Information systems that were year 2000 deficient were modified, upgraded or replaced and tested for compliance. All non-I.T. assets (including production equipment) were tested and certified year 2000 compliant. The costs of addressing internal system year 2000 issues totaled approximately $26 million, all of which have been incurred, and which were not material to our financial position, results of operations or cash flows.

We have surveyed significant customers, suppliers and third parties critical to our business operations to determine their year 2000 compliance. Cross-functional planning teams assessed the associated risks and developed contingency plans including identifying and securing alternate suppliers, adjusting manufacturing schedules, stockpiling of certain materials and equipment, contracting additional staff, procuring backup generators, and other measures considered appropriate by management. We also established backup manual procedures similar to existing procedures developed for our disaster recovery plan. We will continue to modify these plans through the year 2000 transition period as additional information becomes available.

                                PART II

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a) The Annual Meeting of Stockholders was held on September 27, 1999. The voting results reported below do not reflect the stock split effected November 8, 1999 (see Item 6(b)).

    (b) All directors nominated were elected at the Annual Meeting.

    (c) For the election of directors, the results were as follows:

            Stephen R. Demeritt  For          132,747,981
                                 Withheld         337,708

            Livio D. DeSimone    For          132,730,919
                                 Withheld         354,770

            William T. Esrey     For          132,684,436
                                 Withheld         401,253

            Raymond V. Gilmartin For          132,675,130
                                 Withheld         410,559

            Judith R. Hope       For          132,662,702
                                 Withheld         422,987

            Robert L. Johnson    For          132,587,424
                                 Withheld         498,265

            Heidi G. Miller      For          132,597,810
                                 Withheld         487,879

            Michael D. Rose      For          132,649,538
                                 Withheld         436,151

            Stephen W. Sanger    For          132,738,444
                                 Withheld         347,245

            A. Michael Spence    For          132,683,996
                                 Withheld         401,693

            Dorothy A. Terrell   For          132,705,391
                                 Withheld         380,298

            Raymond G. Viault    For          132,744,065
                                 Withheld         341,624

            C. Angus Wurtele     For          132,607,690
                                 Withheld         477,999

The ratification of the appointment of KPMG LLP as auditors for fiscal 2000 was approved:

                   For:  132,745,000
               Against:      177,780
               Abstain:      162,909

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

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Exhibit 11 Statement of Computation of Earnings per Share.

         Exhibit 12 Statement of Ratio of Earnings to Fixed Charges.

         Exhibit 27 Financial Data Schedule.

    (b)  Reports on Form 8-K

         On September 29, 1999, the Company filed a Form 8-K reporting the September 27, 1999, authorization by the Board of Directors for a 2-for-1 split of General Mills' common stock effected in the form of a 100% stock dividend. Each stockholder received one additional share of common stock for each share owned as of the close of business on October 8, 1999. One additional stock certificate was mailed to each such stockholder on November 8, 1999. The stock split does not result in any gain or loss for federal income tax purposes.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENERAL MILLS, INC.
                                         (Registrant)


Date  January 7, 2000           /s/ S. S. Marshall
      ---------------          ----------------------------------
                                S. S. Marshall
                                Senior Vice President,
                                General Counsel


Date  January 7, 2000           /s/ K. L. Thome
      ---------------          --------------------------------
                                K. L. Thome
                                Senior Vice President,
                                Financial Operations