Form 10-Q
period 2000-02-27
GENERAL MILLS INC
filed 2000-04-11
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2000

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

                                 (763) 764-2311
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of March 22, 2000, General Mills had 291,477,230 shares of its $.10 par value common stock outstanding (excluding 116,829,434 shares held in treasury).

                          Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                               GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited) (In Millions, Except per Share Data)


                                        Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                      ------------------------    ------------------------
                                      February 27, February 28,   February 27, February 28,
                                          2000        1999           2000         1999
                                      -----------  -----------    -----------  -----------


Sales                                  $ 1,619.6    $  1,495.1     $  5,010.4    $ 4,645.6

Costs and Expenses:
  Cost of sales                            650.6         618.8        2,000.2      1,901.5
  Selling, general and administrative      687.4         618.8        2,124.6      1,920.7
  Interest, net                             36.5          31.4          103.3         90.6
  Unusual items                              -             -              -           51.6
                                       -----------  -----------    -----------   ---------
    Total Costs and Expenses             1,374.5       1,269.0        4,228.1      3,964.4
                                       -----------  -----------    -----------   ---------

Earnings before Taxes and Earnings
   (Losses) from Joint Ventures            245.1         226.1          782.3        681.2

Income Taxes                                86.3          79.5          277.9        246.3

Earnings (Losses) from Joint Ventures       (5.5)         (5.5)           1.1         (5.2)
                                       ----------   ----------     ----------    ---------

Net Earnings                           $   153.3    $    141.1     $    505.5    $   429.7
                                       =========    ==========     ==========    =========

Earnings per Share - Basic             $     .51    $      .46     $     1.67    $    1.40
                                       =========    ==========     ==========    =========

Average Number of Common Shares            299.9         307.1          302.5        307.0
                                       =========    ==========     ==========    =========

Earnings per Share - Diluted           $     .50    $      .45     $     1.62    $    1.36
                                       =========    ==========     ==========    =========

Average Number of Common Shares -
   Assuming Dilution                       306.3         316.7          311.2        315.0
                                       =========    ==========     ==========    =========

Dividends per Share                    $    .275    $     .275     $     .825    $    .805
                                       =========    ==========     ==========    =========



See accompanying notes to consolidated condensed financial statements.


                                    GENERAL MILLS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In Millions)

                                                 (Unaudited)    (Unaudited)
                                                 -----------    -----------
                                                 February 27,   February 28,      May 30,
                                                     2000           1999            1999
                                                 -----------    -----------      -------
ASSETS
Current Assets:
  Cash and cash equivalents                        $    47.5       $   18.9     $    3.9
  Receivables                                          481.7          469.7        490.6
  Inventories:
   Valued primarily at FIFO                            224.1          190.4        172.2
   Valued at LIFO (FIFO value exceeds LIFO by
      $32.0, $39.1 and $34.0, respectively)            305.5          251.9        254.5
  Prepaid expenses and other current assets             82.7           83.1         83.7
  Deferred income taxes                                 97.2          105.5         97.6
                                                   ---------       --------     --------
      Total Current Assets                           1,238.7        1,119.5      1,102.5
                                                   ---------       --------     --------

Land, Buildings and Equipment, at Cost               2,903.0        2,664.3      2,718.9
  Less accumulated depreciation                     (1,505.6)      (1,396.3)    (1,424.2)
                                                   ---------       --------     --------
      Net Land, Buildings and Equipment              1,397.4        1,268.0      1,294.7
Intangibles                                            871.5          728.2        722.0
Other Assets                                         1,089.1        1,022.8      1,021.5
                                                   ---------       --------     --------

Total Assets                                       $ 4,596.7       $4,138.5     $4,140.7
                                                   =========       ========     ========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                                 $   614.0       $  627.2     $  647.4
  Current portion of long-term debt                    408.9           91.3         90.5
  Notes payable                                        795.4          414.3        524.4
  Accrued taxes                                        153.9          155.3        135.0
  Other current liabilities                            365.1          401.3        303.0
                                                   ---------       --------     --------
      Total Current Liabilities                      2,337.3        1,689.4      1,700.3
Long-term Debt                                       1,641.8        1,700.6      1,702.4
Deferred Income Taxes                                  303.6          285.3        288.9
Deferred Income Taxes - Tax Leases                      95.2          115.8        111.3
Other Liabilities                                      184.1          179.5        173.6
                                                   ---------       --------     --------
      Total Liabilities                              4,562.0        3,970.6      3,976.5
                                                   ---------       --------     --------

Stockholders' Equity:
  Cumulative preference stock, none issued               -              -            -
  Common stock, 408.3 shares issued                    670.2          640.3        657.9
  Retained earnings                                  2,002.8        1,721.7      1,827.4
  Less common stock in treasury, at cost, shares
   of 111.3, 101.3 and 104.3, respectively          (2,504.8)      (2,073.6)    (2,195.3)
  Unearned compensation                                (64.9)         (71.3)       (68.9)
  Accumulated other comprehensive income               (68.6)         (49.2)       (56.9)
                                                   ---------       --------     --------
      Total Stockholders' Equity                        34.7          167.9        164.2
                                                   ---------       --------     --------

Total Liabilities and Equity                       $ 4,596.7       $4,138.5     $4,140.7
                                                   =========       ========     ========

See accompanying notes to consolidated condensed financial statements.


                                GENERAL MILLS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited) (In Millions)


                                                          Thirty-Nine Weeks Ended
                                                         --------------------------
                                                         February 27,   February 28,
                                                            2000           1999
                                                         -----------    -----------

Cash Flows - Operating Activities:
  Net earnings                                           $  505.5       $  429.7
  Adjustments to reconcile earnings to cash flow:
    Depreciation and amortization                           149.4          142.4
    Deferred income taxes                                    18.3           32.2
    Change in current assets and liabilities               (125.4)         (98.4)
    Unusual items                                             -             51.6
    Other, net                                              (31.0)         (38.9)
                                                         --------          -----
   Cash provided by continuing operations                   516.8          518.6
   Cash used by discontinued operations                      (2.0)          (2.9)
                                                         --------          -----
    Net Cash Provided by Operating Activities               514.8          515.7
                                                         --------          -----

Cash Flows - Investment Activities:
   Purchases of land, buildings and equipment              (204.9)        (206.2)
   Investments in businesses, intangibles and affiliates,
    net of investment returns and dividends                (269.5)        (148.3)
   Purchases of marketable investments                      (11.4)          (7.3)
   Proceeds from sale of marketable investments               7.0           18.3
   Other, net                                                 9.2           48.1
                                                         --------       --------
    Net Cash Used by Investment Activities                 (469.6)        (295.4)
                                                         --------       --------

Cash Flows - Financing Activities:
   Change in notes payable                                  271.6          147.6
   Issuance of long-term debt                               356.9          181.0
   Payment of long-term debt                                (91.0)        (170.4)
   Common stock issued                                       63.8           82.8
   Purchases of common stock for treasury                  (331.4)        (189.2)
   Dividends paid                                          (249.9)        (247.5)
   Other, net                                               (21.6)         (12.1)
                                                         --------       --------
    Net Cash Used by Financing Activities                    (1.6)        (207.8)
                                                         --------       --------

Increase in Cash and Cash Equivalents                    $   43.6       $   12.5
                                                         ========       ========

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirty-nine weeks ended February 27, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2000.

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

(2) Acquisitions

On June 30, 1999, we acquired certain grain elevators and related assets from Koch Agriculture Company. On August 12, 1999, we acquired Gardetto's Bakery, Inc. of Milwaukee, Wisconsin. Gardetto's is a leading national marketer of baked snack mixes and flavored pretzels. On January 13, 2000, we acquired Small Planet Foods, a leading producer of branded organic food products (Cascadian Farm and Muir Glen) based in Sedro-Woolley, Washington.

The aggregate purchase price of these acquisitions, all of which were accounted for using the purchase method, totaled approximately $227 million, subject to adjustments. Goodwill associated with the Gardetto's and Small Planet Foods acquisitions is being amortized on a straight-line basis over 40 years.

(3) Unusual Items

In last  year's  second  quarter,  we  recorded  restructuring  charges of $51.6 million pretax, $32.3 million after tax ($.10 per diluted share). The restructuring actions primarily reflected further streamlining of our supply chain as part of the broad consolidation of these activities announced in May 1998. Actions included consolidating manufacturing of certain products into fewer locations, and consolidating warehouse, distribution and sales activities across the company's packaged food, foodservice and milling operations. In addition, the second-quarter charge included our share of restructuring by Snack Ventures Europe, our joint venture with PepsiCo, to improve its manufacturing cost structure. Slightly more than half of the total charge reflected write-down of assets; the remaining cash portion was primarily related to severance and asset redeployment expenses. These restructuring activities were substantially completed by the end of fiscal 1999.

(4) Statements of Cash Flows

During the first nine months, we made interest payments of $98.1 million (net of amount capitalized) and paid $212.4 million in income taxes.

(5) Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

                                    Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                    --------------------    -----------------------
                                      Feb. 27,   Feb. 28,    Feb. 27,      Feb. 28,
                                        2000       1999        2000         1999
                                        ----       ----        ----         ----

   Net Earnings                      $  153.3    $ 141.1     $ 505.5        $429.7
   Other comprehensive income (loss):
       Unrealized gain
        on securities                    (2.3)      (4.1)       (6.5)          (.1)
       Foreign currency
        translation adjustments          (3.8)     (11.0)       (5.2)         (8.0)
                                     --------    -------      ------       -------
                                         (6.1)     (15.1)      (11.7)         (8.1)
                                      -------    -------      ------       -------
   Total comprehensive income          $147.2    $ 126.0      $493.8        $421.6
                                      =======    =======     =======        ======


(6) Stockholders' Equity

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

On February 21, 2000, the Board of Directors approved an increase in the number of common shares authorized to be held in our treasury from 120 million to 170 million shares.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Continuing operations generated $1.8 million less cash in the first nine months of fiscal 2000 than in the same prior-year period. The change in cash provided by operations as compared to last year reflects a $25.2 million increase in cash from operations, after adjustment for non-cash items, more than offset by a $27.0 million increase in the unfavorable working capital change.

Fiscal 2000 fixed asset expenditures are estimated to be approximately $270 to $285 million. During the first nine months, fixed asset expenditures totaled $204.9 million. Total capital investments, including investments in joint ventures, are estimated to be approximately $300 to $330 million in fiscal 2000.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. Activity through nine months under this program consisted of the issuance of $349.0 million in notes and debt payments of $85.2 million.

RESULTS OF OPERATIONS

All per share references in the following discussion are based on diluted shares, except where indicated, and all prior year per share data have been restated for the two-for-one stock split effective November 8, 1999.

Sales for the third quarter ended February 27, totaled $1,620 million, up 8 percent from the prior year. Earnings per share of 50 cents for the third quarter of fiscal 2000, were up 11 percent from 45 cents per share earned in the same period last year. Basic earnings per share of 51 cents for the third quarter were up 11 percent from 46 cents. After-tax earnings grew 9 percent to $153.3 million.

Nine-month sales of $5,010 million were up 8 percent from the first nine months one year ago. Through nine months, earnings per share totaled $1.62, up 10 percent from $1.47 earned before unusual items last year. Basic earnings per share of $1.67 for the first nine months were up 11 percent from $1.50 before unusual items. Earnings after tax grew 9 percent before unusual items to $505.5 million.

General Mills' net earnings for last year's nine months included a restructuring charge of $32.3 million after-tax, or 10 cents per diluted share, primarily related to streamlining supply chain activities (See Note (3) Unusual Items). Including this unusual item, earnings per share totaled $1.36 in last year's first nine months.

General Mills' domestic unit volume grew 8 percent in the quarter, including contributions from four businesses acquired since January 1999: Lloyd's refrigerated entrees, Farmhouse Foods side dishes, Gardetto's snacks and Small Planet organic foods. Excluding incremental volume from those new businesses, U.S. unit volume grew 5 percent, with every major division reporting volume gains.

The company's convenience foods businesses (snacks and yogurt) posted the strongest volume growth in the quarter, up 16 percent. That gain was led by new Go-Gurt portable yogurt and core Yoplait yogurt lines, fruit snacks, and Chex Mix and Gardetto's snack mix products. Excluding the new Gardetto's business, convenience foods volume grew 11 percent.

Volume for Betty Crocker products was up 4 percent in the quarter, including 7 percent growth for Hamburger Helper mixes. Foodservice volume rose 8 percent with the strongest growth coming from convenience store sales and yogurt. Through the first nine months of the year, unit volume for combined non-cereal operations was up 9 percent.

For Big G cereals, third quarter unit volume grew 3 percent. This included good performance from new products including Brown Sugar and Oat Total cereal, which was introduced in October 1999, and Honey Nut Chex. In addition, the established Chex cereal varieties posted double-digit volume gains in the quarter, a period of high seasonal merchandising activity for those brands. Big G continued to outpace the cereal category's growth, as industry pound volume in all Nielsen-measured outlets declined slightly during the quarter. Through nine months, Big G pound market share was up 1.5 points to 27.4 percent, and dollar market share was up 1.7 points to 33.1 percent.

Third-quarter unit volume for the company's international operations grew 6 percent. In Canada, unit volume was up 8 percent for the period. That included a 14 percent increase in cereal shipments, led by the Cheerios brand franchise, child cereals, and new Honey Nut Chex. Through nine months, cereal pound market share in Canada grew to 17.3 percent, and dollar share increased to 20.2 percent.

Quarterly volume for Cereal Partners Worldwide (CPW), the company's joint venture with Nestle, grew 10 percent, led by strong gains in France, the United Kingdom and Mexico. Third-quarter volume for Snack Ventures Europe was up 8 percent in total, with volume for core western European markets up 6 percent. Joint-venture results for the quarter were unchanged from a year earlier, bringing nine-month earnings to $1.1 million. The company continues to expect the joint ventures to record an after-tax profit for fiscal 2000 as a whole, compared to a loss of $8.2 million recorded for fiscal 1999.

During the third quarter, General Mills repurchased 5.8 million shares of common stock under the company's ongoing program. Through the first nine months of fiscal 2000, a total of 9.9 million shares have been repurchased at an average price of approximately $37 per share. Average diluted shares outstanding for the quarter totaled 306.3 million, compared to 316.7 million in the prior year. Interest expense of $36.5 million in the quarter was up from the prior year, reflecting higher rates and higher debt levels associated with acquisitions and share repurchase activity. Share repurchase activity is continuing in the fourth quarter and so we expect fourth quarter interest expense to be higher than the third quarter level.

Our effective tax rates (excluding unusual items) for the third quarter and first nine months of fiscal 2000 were 35.2 percent and 35.5 percent, respectively, compared to 35.2 percent and 36.2 percent in last year's third quarter and first nine months. Our reported tax rates for the first nine months of fiscal 2000 and 1999 were 35.5 percent and 36.2 percent, respectively.

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


Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Exhibit 11   Statement of Computation of Earnings per Share.

          Exhibit 12   Statement of Ratio of Earnings to Fixed Charges.

          Exhibit 27   Financial Data Schedule.

    (b)   Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the third quarter of fiscal 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GENERAL MILLS, INC.
                                    -------------------------------------
                                                (Registrant)


Date  April 11, 2000                                   /s/ S. S. Marshall
      --------------                -------------------------------------
                                    S. S. Marshall
                                    Senior Vice President,
                                    General Counsel


Date  April 11, 2000                                      /s/ K. L. Thome
      --------------                -------------------------------------
                                    K. L. Thome
                                    Senior Vice President,
                                    Financial Operations

                                                                  Exhibit 11


                               GENERAL MILLS, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                      (In Millions, Except per Share Data)

                                         Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                      --------------------------    --------------------------
                                      February 27,  February 28,    February 27,  February 28,
                                          2000          1999            2000          1999
                                      -----------   -----------     -----------   -----------


Net Earnings                             $153.3       $ 141.1          $505.5        $429.7
                                         ======       =======          ======        ======


Average Number of Common Shares -
   Basic EPS (a)                          299.9         307.1           302.5         307.0

Incremental Share Effect from:

  -Stock options (b)                        4.8           9.5             8.1           7.9

  -Restricted stock, stock rights
         and puts                           1.6            .1              .6            .1
                                         ------        ------          ------        ------

Average Number of Common Shares -
  Diluted EPS                             306.3         316.7           311.2         315.0
                                          =====         =====           =====         =====

Earnings per Share - Basic                $ .51         $ .46           $1.67         $1.40
                                          =====         =====           =====         =====

Earnings per Share - Diluted              $ .50         $ .45           $1.62         $1.36
                                          =====         =====           =====         =====


Notes to Exhibit 11:

(a)  Computed   as  the   weighted   average  of  net  shares   outstanding   on
     stock-exchange trading days.

(b) Incremental shares from stock options are computed by the "treasury stock" method. This method first determines the number of shares issuable under stock options that had an option price below the average market price for the period, and then deducts the number of shares that could have been repurchased with the proceeds of options exercised.

                                                                     Exhibit 12



                       RATIO OF EARNINGS TO FIXED CHARGES



                        Thirty-Nine Weeks Ended                Fiscal Year Ended
                      --------------------------   --------------------------------------
                      February 27,  February 28,   May 30, May 31, May 25, May 26, May 28,
                         2000          1999         1999    1998    1997    1996    1995
                      --------------------------   --------------------------------------

Ratio of Earnings
  to Fixed Charges       7.24          7.10         6.67    5.63    6.54    6.94    4.10


For purposes of computing the ratio of earnings to fixed charges, earnings represent pretax income from continuing operations, plus pretax earnings or losses of joint ventures plus fixed charges (net of capitalized interest). Fixed charges represent interest (whether expensed or capitalized) and one-third (the proportion deemed representative of the interest factor) of rents of continuing operations.
