Form 10-K
period 2000-05-28
GENERAL MILLS INC
filed 2000-08-18
CIK 40704

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-K
                                  -------------
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

                     FOR THE FISCAL YEAR ENDED MAY 28, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

         FOR THE TRANSITION PERIOD FROM .............. TO .............

                          COMMISSION FILE NUMBER 1-1185

                                  -------------

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

                                  -------------
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $34.75 per share as reported on the New York Stock Exchange on July 27, 2000: $9,856.0 million.

         Number of shares of Common Stock outstanding as of July 27, 2000:
283,626,015 (including 26,964 shares set aside for the exchange of shares of Ralcorp Holdings, Inc. and excluding 124,680,649 shares held in the treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE
 Portions of Registrant's Proxy Statement dated August 18, 2000 are incorporated by reference into Part III, and portions of Registrant's 2000 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV.
================================================================================

                                     PART I

ITEM 1.   BUSINESS.

     General Mills, Inc. was incorporated in Delaware in 1928. The Company is engaged in the manufacture and marketing of consumer foods products. The terms "General Mills," "Company" and "Registrant" mean General Mills, Inc. and its subsidiaries unless the context indicates otherwise.

     The Company is a leading producer of packaged consumer foods and markets its products primarily through its own sales organizations, supported by advertising and other promotional activities. Such products are primarily distributed directly to retail food chains, cooperatives, membership stores and wholesalers. The Company also markets its products to foodservice operators, convenience stores and vending operators. Certain food products, such as yogurt and some foodservice and refrigerated products, are sold through distributors and brokers.

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

     In July 2000, the Company and Diageo plc (Diageo) entered into a merger agreement, under which the Company expects to acquire Diageo's worldwide Pillsbury operations. Under the terms of the agreement, the Company will acquire Pillsbury in a stock-for-stock exchange. The consideration to Diageo will include 141 million shares of the Company's common stock and the assumption of $5.14 billion of Pillsbury debt. Up to $642 million of the total transaction value may be repaid to the Company at the first anniversary of the closing depending on the Company's stock price at that time. The total consideration of the transaction (exclusive of direct acquisition costs) is estimated at approximately $10.5 billion. The transaction has been approved by the boards of directors of both companies, and is subject to regulatory review and approval by both companies' shareholders. The transaction is expected to close late in calendar 2000. See Note Two to Consolidated Financial Statements appearing on page 27 of the Company's 2000 Annual Report to Stockholders, incorporated herein by reference.

     CEREALS. General Mills produces and sells a number of ready-to-eat cereals, including such brands as: CHEERIOS, HONEY NUT CHEERIOS, FROSTED CHEERIOS, APPLE CINNAMON CHEERIOS, MULTI-GRAIN CHEERIOS, TEAM CHEERIOS, WHEATIES, CRISPY WHEATIES 'N RAISINS, FROSTED WHEATIES, LUCKY CHARMS, TOTAL CORN FLAKES, WHOLE GRAIN TOTAL, TOTAL RAISIN BRAN, TRIX, GOLDEN GRAHAMS, WHEAT CHEX, CORN CHEX, RICE CHEX, MULTI-BRAN CHEX, HONEY NUT CHEX, KIX, BERRY BERRY KIX, FIBER ONE, REESE'S PEANUT BUTTER PUFFS, COCOA PUFFS, NESQUIK, COOKIE CRISP, CINNAMON TOAST CRUNCH, FRENCH TOAST CRUNCH, CLUSTERS, RAISIN NUT BRAN, OATMEAL CRISP, SUNRISE and BASIC 4. In fiscal 2000 the Company introduced BROWN SUGAR AND OAT TOTAL, a line extension of the TOTAL franchise.

     DESSERTS, FLOUR AND BAKING MIXES. General Mills makes and sells a line of dessert mixes under the BETTY CROCKER trademark, including SUPERMOIST layer cakes, RICH & CREAMY and SOFT WHIPPED ready-to-spread frostings, SUPREMe brownie and dessert bar mixes, muffin mixes, STIR 'N BAKE mixes and SWEET REWARDS fat-free and reduced-fat mixes. The company markets a variety of baking mixes under the BISQUICK trademark, sells pouch mixes under the BETTY CROCKER name, and produces family flour under the GOLD MEDAL brand introduced in 1880, and regional brands such as LA PINA, ROBIN HOOD and RED BAND. The Company also engages in grain merchandising, produces flour for internal ingredient requirements and sells flour to bakery, foodservice and manufacturing markets.

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

     ORGANIC FOODS. General Mills markets organic foods under its CASCADIAN FARM, MUIR GLEN and SMALL PLANET FOODS trademarks. The Company also markets organic frozen fruits and vegetables, meals and entrees, a wide variety of canned tomato products including tomatoes and spaghetti sauce, frozen juice concentrates, fruit spreads, and frozen desserts.

     SNACK PRODUCTS AND BEVERAGES. General Mills markets POP*SECRET microwave popcorn; a line of grain snacks including NATURE VALLEY granola bars; a line of fruit snacks including FRUIT ROLL-UPS, FRUIT BY THE FOOT, GUSHERS, LUCKY CHARMS and TRIX shapes; a line of snack mix products including CHEX mix and GARDETTO'S Snack mix; and, savory snacks marketed under the name BUGLES. The Company also produces and sells a line of single-serving fruit juice drinks marketed under the SQUEEZIT trademark.

     YOGURT PRODUCTS. General Mills manufactures and sells yogurt products, including YOPLAIT ORIGINAL, YOPLAIT LIGHT, CUSTARD STYLE and TRIX, a layered yogurt for children. GO-GURT, yogurt packaged in a portable tube, was introduced in fiscal 1999 and expanded nationally in fiscal 2000. The Company also manufactures and sells a variety of refrigerated cup yogurt products under the COLOMBO brand name.

     FOODSERVICE. General Mills markets branded baking mixes, cereals, snacks, dinner and side dish products, refrigerated and soft-serve frozen yogurt and custom products to commercial and non-commercial foodservice sectors, including schools, colleges, hotels, restaurants, healthcare facilities, convenience stores and vending.

     INTERNATIONAL FOODS OPERATIONS. The International Foods organization of the Company exports packaged food products and snack pellets throughout the world and licenses food products for manufacture in Europe and the Asia/Pacific region. During fiscal 2000, General Mills established wholly-owned subsidiaries in China and Mexico. General Mills de Mexico sells dessert and baking mixes and General Mills Foods (Nanjing) manufactures and sells salty snacks. General Mills Canada sells BIG G ready-to-eat cereals, BETTY CROCKER side dishes, baking and packaged dinner mixes and fruit, grain and salty snacks.

     The Company currently participates in two international joint ventures. See Note Five to Consolidated Financial Statements appearing on pages 28 and 29 of the Company's 2000 Annual Report to Stockholders, incorporated herein by reference. Cereal Partners Worldwide (CPW), the Company's joint venture with Nestle, S.A., competes in more than 75 countries and republics. The following cereal products were marketed under the umbrella NESTLE trademark in fiscal 2000: TRIO, CLUSTERS, NESQUIK, MULTI-CHEERIOS, HONEY NUT CHEERIOS, GOLDEN GRAHAMS, CINI MINIS, CHOCAPIC, TRIX, ESTRELITAS, GOLD, KIX, MILO, FIBRE 1, KANGUS, FITNESS, SHREDDED WHEAT, SHREDDIES, COUNTRY CORN FLAKES, HONEY STARS, KOKO KRUNCH, SNOW FLAKES, ZUCOSOS, FRUTINA, APPLE MINIS, CRUNCH, FITNESS & FRUIT, LA LECHERA AND MOCA. CPW also manufactures private label cereals for customers in the United Kingdom. The Company has a 50% equity interest in CPW.

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

     RAW MATERIALS AND SUPPLIES. The principal raw materials used by General Mills are cereal grains, sugar, fruits, other agricultural products, vegetable oils, and plastic and paper for packaging materials. Although General Mills has some long-term contracts, the majority of such raw materials are purchased on the open market. Prices of most raw materials will probably increase over the long term. Nonetheless, General Mills believes that it will be able to obtain an adequate supply of needed ingredients and packaging materials. Occasionally and where possible, General Mills makes advance purchases of items significant to its business in order to ensure continuity of operations. The Company's objective is to procure materials meeting both the company's quality standards and its production needs at the lowest total cost to the Company. The Company's strategy is to buy these materials at price levels that allow a targeted profit margin. Since commodities generally represent the largest variable cost in manufacturing the Company's products, to the extent possible, the Company hedges the risk associated with adverse price movements using exchange-traded futures and options, forward cash contracts and over-the-counter hedging mechanisms. These tools enable the Company to manage the related commodity price risk over periods of time that exceed the period of time in which the physical commodity is available. Accordingly, the Company uses these hedging tools to mitigate the risks associated with adverse price movements and not to speculate in the marketplace. See also Note Eight to Consolidated Financial Statements appearing on pages 30 through 31 of the Company's 2000 Annual Report to Stockholders, incorporated herein by reference and the "Market Risk Management" section of the Report's "Management's Discussion and Analysis" appearing on page 19 of the Company's 2000 Annual Report to Stockholders, incorporated herein by reference.

     CAPITAL EXPENDITURES. During the three fiscal years ended May 28, 2000, General Mills invested $732 million for capital expenditures, not including the cost of acquired companies. The Company expects to spend approximately $300 million for such purposes in fiscal 2001, exclusive of any capital expenditures associated with the Pillsbury business, which the Company expects to acquire during fiscal 2001.

     RESEARCH AND DEVELOPMENT. The main research and development facilities are located at the James Ford Bell Technical Center in Golden Valley (suburban Minneapolis), Minnesota. With a staff of approximately 930, the Center is responsible for most of the food research for the Company. Approximately one-half of the staff hold degrees in various chemical, biological and engineering sciences. Research and development expenditures (all Company-sponsored) amounted to $77.1 million in fiscal 2000, $70.0 million in fiscal 1999 and $66.3 million in fiscal 1998. General Mills' research and development resources are focused on new product development, product improvement, process design and improvement, packaging and exploratory research in new business areas.

     EMPLOYEES. At May 28, 2000, General Mills had 11,077 employees.

     ENVIRONMENTAL MATTERS. As of June 28, 2000, the Company has received notices advising that there have been releases or threatened releases of hazardous substances or wastes at nine sites, and alleging that the Company and other named parties are potentially responsible for cleaning up those sites and/or paying certain costs in connection with those sites. These matters involve several different procedural contexts, including litigation initiated by governmental authorities and/or private parties, administrative proceedings commenced by regulatory agencies, and demand letters issued by regulatory agencies and/or private parties. The Company recognizes that its potential exposure with respect to any of these sites may be joint and several, but has concluded that its probable aggregate exposure is not material. This conclusion is based upon, among other things, the Company's payments and/or accruals with respect to each site; the number, ranking, and financial strength of other potentially responsible parties identified at each of the sites; the status of the proceedings, including various settlement agreements, consent decrees or court orders; allocations of volumetric waste contributions and allocations of relative responsibility among potentially responsible parties developed by regulatory agencies and by private parties; remediation cost estimates prepared by governmental authorities or private technical consultants; and the Company's historical experience in negotiating and settling disputes with respect to similar sites.

     Based on current facts and circumstances, General Mills believes that neither the results of these proceedings nor its compliance in general with environmental laws or regulations will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

     SEGMENT INFORMATION. See Note Nineteen to Consolidated Financial Statements appearing on page 38 of the Company's 2000 Annual Report to Stockholders, incorporated herein by reference, for Business Segment and Geographic Information.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The executive officers of the Company, together with their ages and business experience, are set forth below.

     Y. Marc Belton, age 41, is Senior Vice President; President, Big G. Mr. Belton joined the Company in 1983 and served in various food marketing management positions. He was appointed a Vice President of the Company in 1991, named President, Snacks in 1994, elected Senior Vice President, President, New Ventures in 1997 and named to his present position in July, 1999.

     Peter J. Capell, age 43, is Senior Vice President; President, Snacks. Mr. Capell joined the Company in 1985 and served in various marketing and general management positions. He was appointed a Vice President of the

Company in 1996, named Marketing Director, Cheerios business unit in 1996 and named to his present position in 1997.

     Randy G. Darcy, age 49, is Senior Vice President, Supply Chain. Mr. Darcy joined the Company in 1987, was named Vice President, Director of Manufacturing, Technology and Operations in 1989 and was named to his present position in 1994. Mr. Darcy was employed by Procter & Gamble from 1973 to 1987 serving in a variety of management positions.

     Stephen R. Demeritt, age 56, is Vice Chairman of the Company, with responsibility for our worldwide cereal businesses, General Mills Canada, Consumer Insights and Advertising. Mr. Demeritt joined General Mills in 1969 and served in a variety of consumer food marketing positions. He was President of International Foods from 1991 to 1993 and from 1993 to 1999 was Chief Executive Officer of Cereal Partners Worldwide, the Company's global cereal joint venture with Nestle.

     Jon L. Finley, age 46, is Senior Vice President, Global Convenience Foods, which includes Yoplait-Colombo yogurt and domestic and international snack foods. Mr. Finley joined the Company in 1983 and was named President, Yoplait USA in 1991, appointed a Vice President of the Company in 1991, elected Senior Vice President in 1994, named Senior Vice President, New Business in 1995 and named Senior Vice President, Gold Medal in 1996. He was named to his present position in 1998.

     Ian R. Friendly, age 39, is Senior Vice President; President, Yoplait-Colombo. Mr. Friendly joined the Company in 1983 and served in various food marketing management positions. He was appointed a Vice President of the Company in 1990 with responsibility for the New Enterprise Business Unit of Big G and was subsequently appointed to lead the Child Cereals Business Unit of Big G in 1993 and the Asia/Pacific, Middle East and Latin America Business Development of CPW, S.A. in 1994. He was named to his present position in 1998.

     David P. Homer, age 39, is Vice President; President, Baking Products Division. Mr. Homer joined the Company in 1987 and has served in a variety of domestic and international marketing management positions. He was named to his present position in February, 2000.

     James A. Lawrence, age 47, is Executive Vice President, Chief Financial Officer. Mr. Lawrence joined the Company in this position in 1998 from Northwest Airlines where he was Executive Vice President, Chief Financial Officer. Prior to joining Northwest Airlines in 1996, he was at Pepsi-Cola International, serving initially as Executive Vice President and subsequently as President and Chief Executive Officer for its operations in Asia, the Middle East and Africa.

     John T. Machuzick, age 43, is Senior Vice President, Sales-Strategic Channels. Mr. Machuzick joined the Company in 1978 and served in a variety of sales management positions. He was appointed Vice President, Trade Marketing and Promotions in 1997, named Vice President of Sales for the Western Zone in 1998 and named to his present position in July, 1999.

     Siri S. Marshall, age 52, is Senior Vice President, Corporate Affairs, General Counsel and Secretary. Ms. Marshall joined the Company in 1994 from Avon Products, Inc. where she spent 15 years, last serving as Senior Vice President, General Counsel and Secretary.

     Christopher D. O'Leary, age 41, is Senior Vice President; President, Betty Crocker Meals. Mr. O'Leary joined the Company in 1997 in the position of Vice President, Corporate Growth. Prior to joining General Mills he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. He was named to his present position in July, 1999.

     Michael A. Peel, age 50, is Senior Vice President, Human Resources. Mr. Peel joined the Company in this position in 1991 from PepsiCo, Inc. where he spent 14 years, last serving as Senior Vice President, Personnel, responsible for PepsiCo Worldwide Foods.

     Kendall J. Powell, age 46, is Senior Vice President of General Mills and Chief Executive Officer of Cereal Partners Worldwide. Mr. Powell joined the Company in 1979 and was appointed a Vice President of General Mills and named Marketing Director of Cereal Partners U.K. in 1990. He was named President, Yoplait USA in 1995, elected Senior Vice President, President, Big G in 1998 and named to his present position in September, 1999.

     Jeffrey J. Rotsch, age 50, is Senior Vice President, with overall responsibility for Sales, Foodservice and Channel Development. Mr. Rotsch joined the Company in 1974 and served as the president of several divisions, including Betty Crocker and Big G. He was elected Senior Vice President in 1993 and named to his present position in July, 1999.

     Stephen W. Sanger, age 54, has been Chairman and Chief Executive Officer of General Mills since 1995. Mr. Sanger joined the Company in 1974 and served as the head of several business units, including Yoplait USA and Big G. He was elected a Senior Vice President in 1989, an Executive Vice President in 1991, Vice Chairman in 1992 and President in 1993.

     Christina L. Shea, age 47, is Senior Vice President; President, New Ventures. Ms. Shea joined the Company in 1976 and was appointed a Vice President in 1987. She was appointed Vice President, New Business Development for Yoplait USA in 1991, and Vice President, General Manager, Betty Crocker Main Meals and Side Dishes in 1992, and served as President of Betty Crocker from 1994 to July, 1999. She was elected a Senior Vice President in 1998.

     Christianne L. Strauss, age 38, is Vice President; President, General Mills Canada, Inc. Ms. Strauss joined the Company in 1986 and advanced through a variety of domestic and international food marketing management positions, becoming President of General Mills Canada in 1996.

     Robert L. Stretmater, age 56, is Vice President; President, Foodservice. Mr. Stretmater joined the Company in 1967 and was appointed a Vice President in 1987. He was appointed Vice President, Director of Marketing for the Gold Medal Division in 1989, Vice President, Director of Marketing for Foodservice in 1996 and named to his present position in 1997.

     Danny L. Strickland, age 51, is Senior Vice President, Innovation, Technology and Quality. Mr. Strickland joined the Company in this position in 1997 from Johnson & Johnson where he held the position of Executive Vice President, Worldwide Absorbent Products and Material Research from 1993 to 1997. Prior to joining Johnson & Johnson he spent five years at Kraft General Foods as Vice President of Technology.

     Austin P. Sullivan, Jr., age 60, is Senior Vice President, Corporate Relations. Mr. Sullivan joined the company in 1976, was named a Vice President in 1978, named Director of Public Affairs in 1979 and assumed responsibility for corporate communications in 1993. He was named to his present position in 1994.

     Kenneth L. Thome, age 52, is Senior Vice President, Financial Operations. Mr. Thome joined the Company in 1969 and was named Vice President, Controller for Convenience and International Foods Group in 1985, Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991 and was elected to his present position in 1993.

     Raymond G. Viault, age 56, is Vice Chairman of the Company with responsibility for the Global Convenience Foods businesses (includes International Foods, Snacks, Yoplait-Colombo Yogurt and Refrigerated Products), the Betty Crocker Meals, General Mills Baking Products and New Ventures divisions, and Snack Ventures Europe. He is also responsible for leading the integration of the Pillsbury businesses following completion of the acquisition. Mr. Viault joined the Company in 1996 from Philip Morris, where he had been based in Zurich, Switzerland, serving since 1990 as President of Kraft Jacobs Suchard. Mr. Viault was with Kraft General Foods a total of 20 years, serving in a variety of major marketing and general management positions.

AVAILABLE INFORMATION
     General Mills is a reporting company under the Securities Exchange Act of 1934, as amended (the "1934 Act"), and files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). The public may read and copy any Company filings at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Because the Company makes filings to the Commission electronically, you may access this information at the Commission's Internet site (http://www.sec.gov).

This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission. You can also learn more about General Mills at the Company's web site
(http://www.generalmills.com).

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

     In particular, the Company's predictions about the Pillsbury acquisition could be affected by regulatory and stockholder approvals, integration problems, failure to achieve synergies, unanticipated liabilities, inexperience in new business lines, and changes in the competitive environment. In addition, the Company's future results also could be affected by a variety of factors such as: competitive dynamics in the U.S. ready-to-eat cereal market, including pricing and promotional spending levels by competitors; the impact of competitive products and pricing; product development; actions of competitors other than as described above; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in laws and regulations, including changes in accounting standards; customer demand; effectiveness of advertising and marketing spending or programs; consumer perception of health-related issues; economic conditions, including changes in inflation rates or interest rates; fluctuations in the cost and availability of supply-chain resources; and foreign economic conditions, including currency rate fluctuations.

     The Company's debt securities are rated by rating organizations. Investors should note that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating agency, and that each rating should be evaluated independently of any other rating.

     The Company undertakes no obligation to publicly revise any forward-looking statements to reflect future events or circumstances.

ITEM 2.   PROPERTIES.
     The Company's principal executive offices and main research laboratory are Company-owned and located in the Minneapolis, Minnesota metropolitan area. General Mills operates numerous manufacturing facilities and maintains many sales and administrative offices and warehouses, mainly in the United States. Other facilities are operated in Canada.

     General Mills operates nineteen food manufacturing facilities for the production of cereal products, prepared mixes, convenience foods and other food products. These facilities are located at Albuquerque, New Mexico; Buffalo, New York; Carlisle, Pennsylvania; Carson, California; Cedar Rapids, Iowa; Chicago, Illinois area (2); Cincinnati, Ohio; Covington, Georgia; Iowa City, Iowa; Lodi, California; Methuen, Massachusetts; Milwaukee Wisconsin; Minneapolis/St. Paul, Minnesota area (3); Reed City, Michigan; Tulare, California; and Toledo, Ohio. The Company owns seven wheat flour mills located at Avon, Iowa; Buffalo, New York; Great Falls, Montana; Johnson City, Tennessee; Kansas City, Missouri; Vallejo, California; and Vernon, California. The Company operates eight terminal grain elevators and has country grain elevators in 31 locations, primarily in Idaho and Montana.

     General Mills also owns or leases warehouse space aggregating approximately 8,600,000 square feet, of which approximately 6,100,000 square feet are leased. A number of sales and administrative offices are maintained in the United States and Canada, totaling 2,000,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS.
     In management's opinion, there were no claims or litigation pending at May 28, 2000, the outcome of which could have a material adverse effect on the consolidated financial position or results of operations of the Company. See the information contained under the section entitled "Environmental Matters," supra, for a discussion of environmental matters in which the Company is involved.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.-- Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The information relating to the market prices and dividends of the
Company's common stock contained in Note Twenty to Consolidated Financial Statements and in the Eleven-Year Financial Summary appearing on pages 38 and 39 of Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference. As of July 27, 2000, the number of record holders of common stock was 39,712. The Company's common stock ($.10 par value) is listed on the New York and Chicago Stock Exchanges.

ITEM 6.   SELECTED FINANCIAL DATA.
     The information for fiscal years 1996 through 2000 contained in the Eleven-Year Financial Summary on page 39 of Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
     The information in the section entitled "Management's Discussion and Analysis" on pages 16 through 20 of Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The information in the "Market Risk Management" subsection of the section entitled "Management's Discussion and Analysis" on page 19 of Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The information on pages 22 through 38 of Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.--Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information contained in the sections entitled "Information About Nominees For the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in Registrant's definitive proxy materials dated August 18, 2000 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
     The information contained on pages 25 through 28 of Registrant's definitive proxy materials dated August 18, 2000 is incorporated herein by reference. The information appearing under the heading "Report of Compensation Committee on Executive Compensation" is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The information contained in the section entitled "Stock Ownership of General Mills Directors and Officers" contained in Registrant's definitive proxy materials dated August 18, 2000 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.-- Not applicable.

--------------------

The Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2000, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and the Board of Directors
General Mills, Inc.:

     Under date of June 26, 2000, except as to Note Two, which is as of July 17, 2000, we reported on the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 28, 2000 and May 30, 1999 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended May 28, 2000, as contained in the 2000 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended May 28, 2000. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 /s/ KPMG LLP

Minneapolis, Minnesota
June 26, 2000




                               CONSENT OF KPMG LLP


The Board of Directors
General Mills, Inc.:

     We consent to incorporation by reference in the Registration Statements (Nos. 2-49637 and 333-76741) on Form S-3 and Registration Statements (Nos. 2-13460, 2-53523, 2-95574, 33-24504, 33-27628, 33-32059, 33-36892, 33-36893,
33-50337, 33-62729, 333-13089 and 333-32509, 333-65311 and 333-65313) on Form
S-8 of General Mills, Inc. of our report dated June 26, 2000, except as to Note Two, which is as of July 17, 2000, relating to the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 28, 2000 and May 30, 1999 and the related consolidated statements of earnings, stockholders' equity, cash flows and our report dated June 26, 2000 on the related financial statement schedule for each of the fiscal years in the three-year period ended May 28, 2000, which reports are included or incorporated by reference in the May 28, 2000 annual report on Form 10-K of General Mills, Inc.



                                                 /s/ KPMG LLP

Minneapolis, Minnesota
August 18, 2000

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)   1. FINANCIAL STATEMENTS:

         Consolidated Statements of Earnings for the Fiscal Years Ended May 28, 2000, May 30, 1999 and May 31, 1998 (incorporated herein by reference to page 22 of the Registrant's 2000 Annual Report to Stockholders).

         Consolidated Balance Sheets at May 28, 2000 and May 30, 1999 (incorporated herein by reference to page 23 of the Registrant's 2000 Annual Report to Stockholders).

         Consolidated Statements of Cash Flows for the Fiscal Years Ended May 28, 2000, May 30, 1999 and May 31, 1998 (incorporated herein by reference to page 24 of the Registrant's 2000 Annual Report to Stockholders).

         Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended May 28, 2000, May 30, 1999 and May 31, 1998 (incorporated herein by reference to page 25 of the Registrant's 2000 Annual Report to Stockholders).

         Notes to Consolidated Financial Statements (incorporated herein by reference to pages 26 through 38 of the Registrant's 2000 Annual Report to Stockholders).

      2. FINANCIAL STATEMENT SCHEDULES:

         For the Fiscal Years Ended May 28, 2000, May 30, 1999 and May 31, 1998:

                   II -  Valuation and Qualifying Accounts

      3. EXHIBITS:

      Exhibit No.                        Description
      -----------                        -----------

         3.1 Registrant's Restated Certificate of Incorporation, as amended to date (incorporated herein by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the period ended August 24, 1997).
         3.2 Registrant's By-Laws, as amended to date (incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
         4.1 Indenture between Registrant and U.S. Bank Trust National Association (f.k.a. Continental Illinois National Bank and Trust Company of Chicago), as amended to date by Supplemental Indentures Nos. 1 through 8 (incorporated herein by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 25, 1997).
         4.2 Rights Agreement dated as of December 11, 1995 between Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank Minnesota, N.A.) (incorporated herein by reference to Exhibit 1 to Registrant's Report on Form 8-K dated December 11, 1995).
         4.3 Indenture between Registrant and U.S. Bank Trust National Association (f.k.a. First Trust of Illinois, National Association) dated February 1, 1996 (incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3 effective February 23, 1996).
         4.4 Indenture between Ralcorp Holdings, Inc. and The First National Bank of Chicago, as supplemented to date by the First Supplemental Indenture among Ralcorp Holdings, Inc., Registrant and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated January 31, 1997).

      Exhibit No.                        Description
      -----------                        -----------

        *10.1     Stock Option and Long-Term Incentive Plan of 1988, as amended to date (incorporated herein by reference to Exhibit 10.1 to
                  Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
         10.2     Addendum No. 3 effective as of March 15, 1993 to Protocol of
                  Cereal Partners Worldwide.
        *10.3     1998 Employee Stock Plan, as amended to date.
        *10.4     Executive Incentive Plan, as amended to date (incorporated herein by reference to Exhibit 10.4 to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended May 25, 1997).
        *10.5     Management Continuity Agreement (incorporated herein by
                  reference to Exhibit 4 to Registrant's Report on Form 8-K
                  dated December 11, 1995).
        *10.6     Supplemental Retirement Plan, as amended to date.
        *10.7     Executive Survivor Income Plan, as amended to date
                  (incorporated herein by reference to Exhibit 10.7 to
                  Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
        *10.8     Executive Health Plan, as amended to date (incorporated herein by reference to Exhibit 10.8 to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended May 26, 1996).
        *10.9     Supplemental Savings Plan, as amended to date.
        *10.10    1996 Compensation Plan for Non-Employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.10 to
                  Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
        *10.11    General Mills, Inc. 1995 Salary Replacement Stock Option Plan,
                  as amended to date.
        *10.12    General Mills, Inc. Deferred Compensation Plan, as amended to date.
        *10.13    Supplemental Benefits Trust Agreement dated February 9, 1987, as amended and restated as of September 26, 1988 (incorporated herein by reference to Exhibit 10.13 to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended May 30, 1999).
        *10.14    Supplemental Benefits Trust Agreement dated September 26, 1988
                  (incorporated herein by reference to Exhibit 10.14 to
                  Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
         10.15    Agreements dated November 29, 1989 by and between General
                  Mills, Inc. and Nestle, S.A.
         10.16    Protocol and Addendum No. 1 to Protocol of Cereal Partners
                  Worldwide dated November 21, 1989 (incorporated herein by
                  reference to Exhibit 10.16 to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended May 26, 1996).
        *10.17    1990 Salary Replacement Stock Option Plan, as amended to date
                  (incorporated herein by reference to Exhibit 10.17 to
                  Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
         10.18    Addendum No. 2 dated March 16, 1993 to Protocol of Cereal
                  Partners Worldwide (incorporated herein by reference to
                  Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
                  the fiscal year ended May 31, 1998).
         10.19    Agreement dated July 31, 1992 by and between General Mills,
                  Inc. and PepsiCo, Inc. (incorporated herein by reference to
                  Exhibit 10.19 to Registrant's Annual Report on Form 10-K for
                  the fiscal year ended May 31, 1998).
        *10.20    Stock Option and Long-Term Incentive Plan of 1993, as amended to date.
         10.21    Standstill Agreement with CPC International, Inc. dated
                  October 17, 1994.
        *10.22    1998 Senior Management Stock Plan, as amended to date.
         10.23    Agreement and Plan of Merger, dated as of July 16, 2000 by and among the Registrant, General Mills North American Businesses,
                  Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed July 20, 2000).
         10.26    Amendment No. 1 dated as of July 16, 2000, to the Rights
                  Agreement dated as of December 11, 1995 between Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank
                  Minnesota, N.A.) (incorporated by reference to Exhibit 1 to
                  Registrant's Report on Form 8-A/A dated July 25, 2000).

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

      Exhibit No.                        Description
      -----------                        -----------

         12       Statement of Ratio of Earnings to Fixed Charges (contained on page 16 of this Report).
         13       2000 Annual Report to Stockholders (only those portions
                  expressly incorporated by reference herein shall be deemed filed with the Commission).
         21       List of Subsidiaries of General Mills, Inc.
         23       Consent of KPMG LLP (contained on page 9 of this Report).





(b)      REPORTS ON FORM 8-K.--
         (i) FORM 8-K, FILED ON JULY 17, 2000, WITH RESPECT TO THE ANNOUNCEMENT BY THE REGISTRANT THAT IT HAD ENTERED INTO AN AGREEMENT WITH DIAGEO PLC TO ACQUIRE THE WORLDWIDE OPERATIONS OF THE PILLSBURY COMPANY.
         (ii) FORM 8-K, FILED ON JULY 20, 2000, FILING AS EXHIBITS THE AGREEMENT AND PLAN OF MERGER DATED AS OF JULY 16, 2000, BY AND AMONG THE REGISTRANT, GENERAL MILLS NORTH AMERICAN BUSINESSES, INC., DIAGEO PLC AND THE PILLSBURY COMPANY, AND THE FORM OF STOCKHOLDERS AGREEMENT.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GENERAL MILLS, INC.

Dated: August 18, 2000
                                     By:         /s/ S. S. MARSHALL
                                        ----------------------------------------
                                                   S. S. Marshall
                                       SENIOR VICE PRESIDENT, CORPORATE AFFAIRS,
                                            GENERAL COUNSEL AND SECRETARY


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                        TITLE                        DATE
           ---------                        -----                        ----


    /s/ STEPHEN R. DEMERITT        Director                            7/28/00
--------------------------------    Vice Chairman                   ------------
     (Stephen R. Demeritt)


       /s/ L. DE SIMONE            Director                            7/28/00
--------------------------------                                    ------------
      (Livio D. DeSimone)


        /s/ W.T. ESREY             Director                            7/27/00
--------------------------------                                    ------------
      (William T. Esrey)


      /s/ R.V. GILMARTIN           Director                            7/31/00
--------------------------------                                    ------------
    (Raymond V. Gilmartin)


   /s/ JUDITH RICHARDS HOPE        Director                            7/28/00
--------------------------------                                    ------------
       (Judith R. Hope)


     /s/ ROBERT L. JOHNSON         Director                            8/01/00
--------------------------------                                    ------------
      (Robert L. Johnson)


      /s/ HEIDI G. MILLER          Director                            7/29/00
--------------------------------                                    ------------
       (Heidi G. Miller)


         /s/ M.D. ROSE             Director                            7/29/00
--------------------------------                                    ------------
       (Michael D. Rose)


        /s/ S.W. SANGER            Chairman of the Board and           7/31/00
--------------------------------    Chief Executive Officer         ------------
      (Stephen W. Sanger)

           SIGNATURE                        TITLE                        DATE
           ---------                        -----                        ----


     /s/ A. MICHAEL SPENCE         Director                            7/27/00
--------------------------------                                    ------------
      (A. Michael Spence)


    /s/ DOROTHY A. TERRELL         Director                            7/31/00
--------------------------------                                    ------------
     (Dorothy A. Terrell)


        /s/ R.G. VIAULT            Director                            8/06/00
--------------------------------    Vice Chairman                   ------------
      (Raymond G. Viault)


     /s/ C. ANGUS WURTELE          Director                            7/27/00
--------------------------------                                    ------------
      (C. Angus Wurtele)


     /s/ KENNETH L. THOME          Senior Vice President,              7/27/00
--------------------------------    Financial Operations            ------------
      (Kenneth L. Thome)            (Principal Accounting Officer)

                      GENERAL MILLS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

            COLUMN A                  COLUMN B         COLUMN C         COLUMN D        COLUMN E
---------------------------------     --------         --------         --------        --------
                                                       ADDITIONS
                                      BALANCE AT       CHARGED TO       DEDUCTIONS     BALANCE
                                      BEGINNING        COSTS AND           FROM       AT END OF
DESCRIPTION                           OF PERIOD        EXPENSES          RESERVES       PERIOD
-----------                           ----------       ----------       ----------    ---------
ALLOWANCE FOR POSSIBLE LOSSES
   ON ACCOUNTS RECEIVABLE:

      Year ended May 28, 2000....       $4.7              $3.4            $3.7 (a)         $5.8
                                                                          (1.4)(b)
                                        ----              ----            ----             ----
          Total..................       $4.7              $3.4            $2.3             $5.8
                                        ====              ====            ====             ====

      Year ended May 30, 1999....       $4.2              $ .6            $ .6  (a)        $4.7
                                                                           (.5) (b)
                                        ----              ----            ----             ----
          Total..................       $4.2              $ .6            $ .1             $4.7
                                        ====              ====            ====             ====

      Year ended May 31, 1998....       $4.1              $ .7            $1.6 (a)         $4.2
                                                                          (1.0)(b)
                                        ----              ----            ----             ----
          Total..................       $4.1              $ .7            $ .6             $4.2
                                        ====              ====            ====             ====

VALUATION ALLOWANCE FOR
      DEFERRED TAX ASSETS:

      Year ended May 28, 2000            5.0                .1             -                5.1

      Year ended May 30, 1999           10.3               -               5.3              5.0

      Year ended May 31, 1998           11.2               -                .9             10.3

RESTRUCTURING CHARGES:

      Year ended May 28, 2000           44.6               -              34.2 (c)         10.4

      Year ended May 30, 1999           30.5              51.6            37.5 (c)         44.6

      Year ended May 31, 1998            9.1             166.4           145.0 (c)         30.5


Notes:

(a)  Bad debt write-offs.
(b)  Other adjustments and reclassifications.
(c)  Net Amounts utilized for restructuring activities.

                                                                      EXHIBIT 12
                              GENERAL MILLS, INC.
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                 Fiscal Year Ended
                                  ----------------------------------------------
                                  May 28,   May 30,   May 31,   May 25,  May 26,
                                     2000      1999      1998      1997     1996
                                     ----      ----      ----      ----     ----

Ratio of Earnings to Fixed Charges   6.25      6.67      5.63      6.54     6.94

     For purposes of computing the ratio of earnings to fixed charges, earnings represent pretax income from operations, plus pretax earnings or losses of joint ventures, plus fixed charges, less adjustment for capitalized interest. Fixed charges represent gross interest expense plus one-third (the proportion deemed representative of the interest factor) of rents of continuing operations.

                                  EXHIBIT INDEX


         10.2 Addendum No. 3 effective as of March 15, 1993 to Protocol of Cereal Partners Worldwide.

         10.3     1998 Employee Stock Plan, as amended to date.

         10.6     Supplemental Retirement Plan, as amended to date.

         10.9     Supplemental Savings Plan, as amended to date.

         10.11 General Mills, Inc. 1995 Salary Replacement Stock Option Plan, as amended to date.

         10.12 General Mills, Inc. Deferred Compensation Plan, as amended to date.

         10.15 Agreements dated November 29, 1989 by and between General Mills, Inc. and Nestle, S.A.

         10.20 Stock Option and Long-Term Incentive Plan of 1993, as amended to date.

         10.21 Standstill Agreement with CPC International, Inc. dated October 17, 1994.

         10.22    1998 Senior Management Stock Plan, as amended to date.

         12 Statement of Ratio of Earnings to Fixed Charges (contained on page 16 of this Report).

         13 2000 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

         21       List of Subsidiaries of General Mills, Inc.

         23       Consent of KPMG LLP (contained on page 9 of this Report).

         27       Financial Data Schedule.