Form 10-Q
period 2000-08-27
GENERAL MILLS INC
filed 2000-10-06
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of September 19, 2000, General Mills had 282,602,249 shares of its $.10 par value common stock outstanding (excluding 125,704,415 shares held in treasury).

                          Part I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited) (In Millions, Except per Share Data)



                                                 Thirteen Weeks Ended
                                                ---------------------
                                                August 27,  August 29,
                                                   2000        1999
                                                ---------   ---------

Sales                                            $1,674.9    $1,573.6

Costs and Expenses:
  Cost of sales                                     653.3       621.4
  Selling, general and administrative               725.5       677.2
  Interest, net                                      54.8        32.7
                                                 --------    --------
   Total Costs and Expenses                       1,433.6     1,331.3
                                                 --------    --------

Earnings before Taxes and Earnings
   from Joint Ventures                              241.3       242.3

Income Taxes                                         85.4        87.3

Earnings from Joint Ventures                          3.0         3.5
                                                 --------    --------

Net Earnings                                     $  158.9    $  158.5
                                                 ========    ========

Earnings per Share - Basic                       $    .56    $    .52
                                                 ========    ========

Average Number of Common Shares                     283.7       304.2
                                                 ========    ========

Earnings per Share - Diluted                     $    .55    $    .50
                                                 ========    ========

Average Number of Common Shares -
    Assuming Dilution                               290.5       314.2
                                                 ========    ========

Dividends per Share                              $   .275    $   .275
                                                 ========    ========


See accompanying notes to consolidated condensed financial statements.


                               GENERAL MILLS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In Millions)

                                                (Unaudited)  (Unaudited)
                                                -----------  -----------
                                                 August 27,   August 29,    May 28,
                                                   2000         1999         2000
                                                 ---------    ---------   --------
ASSETS
Current Assets:
  Cash and cash equivalents                       $   53.2     $   46.0   $   25.6
  Receivables                                        555.5        522.0      500.6
  Inventories:
   Valued primarily at FIFO                          223.2        228.0      211.8
   Valued at LIFO (FIFO value exceeds LIFO by
      $32.4, $34.0 and $32.4, respectively)          334.7        282.1      298.7
  Prepaid expenses and other current assets           78.4         77.4       87.7
  Deferred income taxes                               65.9         98.3       65.9
                                                  --------     --------   --------
      Total Current Assets                         1,310.9      1,253.8    1,190.3
                                                  --------     --------   --------

Land, Buildings and Equipment, at Cost             2,992.6      2,810.1    2,949.2
  Less accumulated depreciation                   (1,571.4)    (1,459.2)  (1,544.3)
                                                  --------     --------   --------
      Net Land, Buildings and Equipment            1,421.2     1,350.9     1,404.9
Intangibles                                          870.4        838.6      870.3
Other Assets                                       1,166.7      1,061.0    1,108.2
                                                  --------     --------   --------

Total Assets                                      $4,769.2     $4,504.3   $4,573.7
                                                  ========     ========   ========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                                $  616.7     $  678.1   $  641.5
  Current portion of long-term debt                  367.7        129.6      413.5
  Notes payable                                    1,153.3        751.1    1,085.8
  Accrued taxes                                      177.7        184.7      104.9
  Other current liabilities                          264.9        274.8      283.4
                                                  --------     --------   --------
      Total Current Liabilities                    2,580.3      2,018.3    2,529.1
Long-term Debt                                     1,917.9      1,687.3    1,760.3
Deferred Income Taxes                                302.2        293.6      297.2
Deferred Income Taxes - Tax Leases                    90.0        111.5       89.8
Other Liabilities                                    180.8        177.3      186.1
                                                  --------     --------   --------
      Total Liabilities                            5,071.2      4,288.0    4,862.5
                                                  --------     --------   --------

Stockholders' Equity:
  Cumulative preference stock, none issued             -            -          -
  Common stock, 408.3 shares issued                  696.2        666.2      680.6
  Retained earnings                                2,194.8      1,902.7    2,113.9
  Less common stock in treasury, at cost, shares
   of 125.5, 104.1 and 122.9, respectively        (3,051.0)    (2,222.1)  (2,934.9)
  Unearned compensation                              (63.5)       (69.1)     (62.7)
  Accumulated other comprehensive income             (78.5)       (61.4)     (85.7)
                                                  --------     --------   --------
      Total Stockholders' Equity                    (302.0)       216.3     (288.8)
                                                  ---------    --------   ---------

Total Liabilities and Equity                      $4,769.2     $4,504.3   $4,573.7
                                                  ========     ========   ========

See accompanying notes to consolidated condensed financial statements.


                               GENERAL MILLS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited) (In Millions)


                                                             Thirteen Weeks Ended
                                                            ----------------------
                                                            August 27,   August 29,
                                                              2000         1999
                                                            ---------    ---------

Cash Flows - Operating Activities:
   Net earnings                                               $158.9        $158.5
   Adjustments to reconcile earnings to cash flow:
     Depreciation and amortization                              51.1          47.9
     Deferred income taxes                                       1.8           4.9
     Changes in current assets and liabilities                 (30.8)        (53.1)
     Tax benefit on exercised options                            5.7          17.2
     Other, net                                                (20.8)        (10.6)
                                                              -------       -------
   Cash provided by continuing operations                      165.9         164.8
   Cash used by discontinued operations                          (.1)          (.7)
                                                              -------       -------
     Net Cash Provided by Operating Activities                 165.8         164.1
                                                              ------        -------

Cash Flows - Investment Activities:
   Purchases of land, buildings and equipment                  (60.3)        (67.0)
   Investments in businesses, intangibles and
     affiliates, net of investment returns and dividends       (35.6)       (194.1)
   Purchases of marketable investments                         (10.1)         (2.8)
   Proceeds from sale of marketable investments                   .4            .4
   Other, net                                                    (.3)          8.0
                                                              -------       ------
     Net Cash Used by Investment Activities                   (105.9)       (255.5)

Cash Flows - Financing Activities:
   Change in notes payable                                      68.3         226.0
   Issuance of long-term debt                                  177.9          51.6
   Payment of long-term debt                                   (62.0)        (23.4)
   Common stock issued                                          14.9          23.8
   Purchases of common stock for treasury                     (161.8)        (61.0)
   Dividends paid                                              (78.1)        (83.7)
   Other, net                                                    8.5            .2
                                                              ------        ------
     Net Cash Used by Financing Activities                     (32.3)        133.5
                                                              -------       ------

Increase in Cash and Cash Equivalents                         $ 27.6        $ 42.1
                                                              ======        ======

See accompanying notes to consolidated condensed financial statements.

                                  GENERAL MILLS, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 27, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2001.

These statements should be read in conjunction with the financial statements and footnotes included in our annual report for the year ended May 28, 2000. The accounting policies used in preparing these financial statements are the same as those described in our annual report.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(2) Pending Acquisition

On July 16, 2000, the Company and Diageo plc (Diageo) entered into a merger agreement, under which the Company expects to acquire Diageo's worldwide Pillsbury operations. The transaction will be accounted for as a purchase. Under the terms of the agreement, the Company will acquire Pillsbury in a stock-for-stock exchange. The consideration to Diageo will include 141 million shares of the Company's common stock and the assumption of $5.14 billion of Pillsbury debt. Up to $642 million of the total transaction value may be repaid to the Company at the first anniversary of the closing, depending on the Company's stock price at that time. The total cost of the acquisition (exclusive of direct acquisition costs) is estimated at approximately $10.2 billion. The transaction has been approved by the boards of directors of both companies, and is subject to regulatory review and approval by both companies' shareholders. The transaction is expected to close late in calendar 2000. The Company's results of operations will include Pillsbury's operations beginning with the acquisition date.

(3) Statements of Cash Flows

During the quarter, we made interest payments of $34.6 million (net of amount capitalized) and paid $2.3 million in income taxes.

(4) Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):


                                                       Thirteen Weeks Ended
                                                      ----------------------
                                                      Aug. 27,      Aug. 29,
                                                        2000          1999
                                                      -------       -------

      Net Earnings                                     $ 158.9       $158.5
      Other comprehensive income (loss):
         Unrealized gain (loss) on securities              5.4         (2.2)
         Foreign currency translation adjustments          1.8         (2.3)
                                                          ----        -----
                                                           7.2         (4.5)
                                                         -----       -------
      Total comprehensive income                       $ 166.1       $154.0
                                                       ========      =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Continuing operations generated $165.9 million of cash in the first quarter of fiscal 2001 compared to $164.8 million in the same prior-year period.

Fiscal 2001 capital expenditures are estimated to be approximately $300 million, exclusive of any capital expenditures associated with the Pillsbury business, which the Company expects to acquire during the fiscal year. If the acquisition of the Pillsbury business is completed late in calendar 2000 as planned, total fixed asset spending for fiscal 2001 would be approximately $400 million. During the first three months, capital expenditures totaled $60.3 million.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. Activity through three months under this program consisted of the issuance of $175.3 million in notes and debt payments of $61.5 million.


RESULTS OF OPERATIONS

Sales in the first quarter grew 6 percent to $1,674.9 million. Earnings before interest, taxes and joint ventures grew 8 percent to $296.1 million. However, interest expense in the quarter was $22.1 million higher than last year's first quarter, due to increased debt levels associated with prior year acquisitions and share repurchase activity. As a result, first quarter net earnings of $158.9 million were essentially even with last year's $158.5 million. Basic earnings per share of $.56 for the first quarter of fiscal 2001 were up 8 percent from $.52 earned in the same period last year. Diluted earnings per share rose to $.55 from $.50 in the same period last year.

First-quarter domestic unit volume grew more than 7 percent. That gain included 5 percent volume growth from the Company's established businesses, and 2 percentage points of incremental volume growth from the Gardetto's and Small Planet Foods businesses acquired in fiscal 2000.

Domestic noncereal volume grew 12 percent in the quarter, 8 percent excluding acquisitions. The Company's convenience foods business (snacks and yogurt) led this growth with a 20 percent unit volume increase. In yogurt, strong growth for core Yoplait and Yoplait Go-Gurt brands drove double-digit gains in both shipments and retail volume. Yoplait and Colombo increased their leadership dollar share 2 points to 35 percent for the quarter. Snacks volume also grew at a double-digit pace, on the strength of good growth for Chex Mix, Nature Valley granola bars and fruit snacks. Combined unit volume for Betty Crocker baking products, side dish and dinner mixes was down 1 percent. Volumes for family flour and baking mixes were lower, and Betty Crocker dessert mix shipments were down slightly, but first-quarter consumer movement for desserts was up 3 percent. Unit volume for Helper dinner mixes increased 8 percent, led by 7 percent growth from the core Hamburger Helper line. Foodservice unit volume was up 14 percent, with continued good growth for cereals, refrigerated yogurt and snacks, including the incremental contribution from Gardettos. Strong growth for General Mills brands in convenience stores also contributed to that foodservice volume gain.

Big G's first quarter comparison was particularly difficult. Last year's first quarter included introductory marketing activity for three new products, which fueled a 3 percent increase in shipments and a 7 percent consumer volume gain. In the current year's first quarter, Big G shipments were up slightly and retail pound volume was down 5 percent. As a result, Big G's pound market share for the quarter decreased 1 point to 25 percent. These declines reflect a lower contribution from new products. However, market share for Big G's top 10 established brands grew slightly, led by Cheerios, Cinnamon Toast Crunch and Lucky Charms. At the end of the quarter, two new Big G products began shipping regionally: Milk n' Cereal Bars and Harmony, a cereal designed to meet the unique nutritional needs of women. These new products will contribute to Big G's volume and market share for the remainder of fiscal 2001.

Combined unit volume for the Company's international operations grew 11 percent in the first quarter. Snack Ventures Europe (SVE), the Company's joint venture with PepsiCo, posted a first-quarter volume gain of 13 percent. That gain was driven by good performance in SVE's core markets and the venture's continued recovery in Russia. Cereal Partners Worldwide (CPW), the Company's joint venture with Nestle, posted a 3 percent volume increase. CPW recorded good volume gains in a number of its key markets across Europe, Latin America and Asia. In the U.K., CPW's volume was down slightly due to lower private label shipments, but volume for its U.K. branded business was up 8 percent. Earnings after tax from the Company's joint ventures were $3.0 million, compared to $3.5 million last year. For the Company's wholly-owned food business in Canada, first-quarter volume increased 15 percent. That growth was led by a 7 percent increase in cereal shipments and strong growth for snacks.

As a result of the Company's ongoing share repurchase program, average basic shares outstanding for the quarter totaled 283.7 million this year, 7 percent lower than the 304.2 million average a year earlier. Average diluted shares outstanding declined 8 percent to 290.5 million. During the quarter, General Mills repurchased approximately 3.6 million shares of common stock. Interest expense for the quarter totaled $54.8 million, up $22.1 million versus the prior year, reflecting the impact of higher debt levels associated with prior year acquisitions and the repurchase of 23.2 million shares of General Mills common stock last year. If the acquisition of the Pillsbury business is completed in calendar 2000 as planned, interest expense for fiscal 2001 will be significantly above the $151.9 million total reported in fiscal 2000 due to the incremental debt associated with the acquisition.

Our tax rate for the quarter was 35.4 percent compared to 36.0 percent in last year's quarter. The rate decrease was due to positive effects of various tax initiatives and credits. If the acquisition of Pillsbury is completed in fiscal 2001, our effective tax rate will be higher, as goodwill amortization associated with this proposed acquisition is not tax deductible.

We continue to expect that the previously announced Pillsbury acquisition will be completed before the end of the calendar year. The Company is making good progress on plans for a rapid and smooth integration, and it is expected that the addition of Pillsbury's businesses will provide new platforms for innovation, to unlock supply chain and administrative synergies, and to accelerate topline and bottomline growth.

                           PART II. OTHER INFORMATION


Item 5.   Other Information.

This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Cautionary Statement Relevant to Forward-Looking Information" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended May 28, 2000, which lists important factors that could cause actual results to differ materially from those discussed in this report.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 11    Statement of Computation of Earnings per Share.

          Exhibit 12    Statement of Ratio of Earnings to Fixed Charges.

          Exhibit 27    Financial Data Schedule.

     (b)  Reports on Form 8-K

          (i) On July 17, 2000, the Company filed Form 8-K with respect to the announcement by the Registrant that it had entered into an agreement with Diageo plc to acquire the worldwide operations of The Pillsbury Company.

          (ii) On July 20, 2000, the Company filed Form 8-K, filing as exhibits, the Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Business, Inc., Diageo plc and The Pillsbury Company, and the form of Stockholders Agreement.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    GENERAL MILLS, INC.
                                       ---------------------------------------
                                                        (Registrant)


Date  October 5, 2000                                       /s/ S. S. Marshall
      ---------------                  ---------------------------------------
                                       S. S. Marshall
                                       Senior Vice President,
                                       Corporate Affairs and General Counsel


Date  October 5, 2000                                          /s/ K. L. Thome
      ---------------                  ---------------------------------------
                                       K. L. Thome
                                       Senior Vice President,
                                       Financial Operations

                                                                  Exhibit 11


                                  GENERAL MILLS, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                      (In Millions, Except per Share Data)


                                                         Thirteen Weeks Ended
                                                      -------------------------
                                                        August 27,   August 29,
                                                          2000          1999
                                                       ----------    ---------

Net Earnings                                              $ 158.9      $ 158.5
                                                          =======      =======


Average Number of Common Shares - Basic EPS (a)             283.7        304.2

Incremental Share Effect from:

    -Stock options (b)                                        6.2          9.8

    -Restricted stock, stock rights and puts                   .6           .2
                                                          -------      -------

Average Number of Common Shares - Diluted EPS               290.5        314.2
                                                          =======      =======

Earnings per Share - Basic                                $   .56      $   .52
                                                          =======      =======

Earnings per Share - Diluted                              $   .55      $   .50
                                                          =======      =======




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

                                                                   Exhibit 12

                                  RATIO OF EARNINGS TO FIXED CHARGES


                       Thirteen Weeks Ended                    Fiscal Year Ended
                      ----------------------    ------------------------------------------
                      August 27,  August 29,    May 28,  May 30,  May 31,  May 25,  May 26,
                         2000       1999          2000     1999     1998     1997     1996
                      ----------------------    ------------------------------------------

Ratio of Earnings
  to Fixed Charges       4.96       7.29          6.25     6.67     5.63     6.54     6.94



For purposes of computing the ratio of earnings to fixed charges, earnings represent pretax income from operations, plus pretax earnings or losses of joint ventures plus fixed charges less adjustment for capitalized interest. Fixed charges represent gross interest and one-third (the proportion deemed representative of the interest factor) of rents of continuing operations.