Form 10-K/A
period 2000-05-28
GENERAL MILLS INC
filed 2000-11-03
CIK 40704

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -------------
                                   FORM 10-K/A
                                  -------------


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

     EMPLOYEES. At May 28, 2000, General Mills had 11,077 employees.


     ENVIRONMENTAL MATTERS. As of June 28, 2000, the Company has received notices advising that there have been releases or threatened releases of the following hazardous substances or wastes at the nine sites listed below, and alleging that the Company and other named parties are potentially responsible for cleaning up those sites and/or paying certain costs in connection with those sites.

Minneapolis, Minnesota         trichlorethylene
Moonachie, New Jersey          perchlorethylene
Gloucester, Massachusetts      petroleum fuel products
Toledo, Ohio (4 sites)         Superfund
                               (no single hazardous material specified)
Denver, Colorado               Superfund
                               (no single hazardous material specified)
Kipp, Kansas                   Superfund
                               (no single hazardous material specified)


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The information on pages 21 through 38 of Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

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



                                                 /s/ KPMG LLP

Minneapolis, Minnesota
June 26, 2000




                               CONSENT OF KPMG LLP


The Board of Directors
General Mills, Inc.:


     We consent to incorporation by reference in the Registration Statements (Nos. 2-49637 and 333-76741) on Form S-3 and Registration Statements (Nos. 2-13460, 2-53523, 2-95574, 33-24504, 33-27628, 33-32059, 33-36892, 33-36893,
33-50337, 33-62729, 333-13089 and 333-32509, 333-65311 and 333-65313) on Form
S-8 of General Mills, Inc. of our report dated June 26, 2000, except as to Note Two, which is as of July 17, 2000, relating to the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 28, 2000 and May 30, 1999 and the related consolidated statements of earnings, stockholders' equity, cash flows and our report dated June 26, 2000 on the related financial statement schedule for each of the fiscal years in the three-year period ended May 28, 2000, which reports are included or incorporated by reference in the May 28, 2000 annual report on Form 10-K/A of General Mills, Inc.




                                                 /s/ KPMG LLP


Minneapolis, Minnesota
November 3, 2000

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

Dated: November 3, 2000

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
      (Kenneth L. Thome)            (Principal Accounting Officer)

                      GENERAL MILLS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

            COLUMN A                  COLUMN B         COLUMN C         COLUMN D        COLUMN E
---------------------------------     --------         --------         --------        --------
                                                       ADDITIONS
                                      BALANCE AT       CHARGED TO       DEDUCTIONS     BALANCE
                                      BEGINNING        COSTS AND           FROM       AT END OF
DESCRIPTION                           OF PERIOD        EXPENSES          RESERVES       PERIOD
-----------                           ----------       ----------       ----------    ---------
ALLOWANCE FOR POSSIBLE LOSSES
   ON ACCOUNTS RECEIVABLE:

      Year ended May 28, 2000....       $4.7              $3.4            $3.7 (a)         $5.8
                                                                          (1.4)(b)
                                        ----              ----            ----             ----
          Total..................       $4.7              $3.4            $2.3             $5.8
                                        ====              ====            ====             ====

      Year ended May 30, 1999....       $4.2              $ .6            $ .6  (a)        $4.7
                                                                           (.5) (b)
                                        ----              ----            ----             ----
          Total..................       $4.2              $ .6            $ .1             $4.7
                                        ====              ====            ====             ====

      Year ended May 31, 1998....       $4.1              $ .7            $1.6 (a)         $4.2
                                                                          (1.0)(b)
                                        ----              ----            ----             ----
          Total..................       $4.1              $ .7            $ .6             $4.2
                                        ====              ====            ====             ====

VALUATION ALLOWANCE FOR
      DEFERRED TAX ASSETS:

      Year ended May 28, 2000            5.0                .1             -                5.1

      Year ended May 30, 1999           10.3               -               5.3              5.0

      Year ended May 31, 1998           11.2               -                .9             10.3

RESTRUCTURING CHARGES:

      Year ended May 28, 2000           44.6               -              34.2 (c)         10.4


      Year ended May 30, 1999           30.5              40.7            26.6 (c)         44.6

      Year ended May 31, 1998            9.1             156.2           134.8 (c)         30.5



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