Form 10-Q
period 2000-11-26
GENERAL MILLS INC
filed 2001-01-05
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 26, 2000

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

                                (763) 764-7600
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of December 19, 2000, General Mills had 283,950,021 shares of its $.10 par value common stock outstanding (excluding 124,356,643 shares held in treasury).

                   Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                        GENERAL MILLS, INC.
                                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited) (In Millions, Except per Share Data)


                                            Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                          ------------------------    ------------------------

                                          November 26, November 28,   November 26, November 28,
                                             2000         1999           2000         1999
                                          -----------  -----------    ----------  -----------


Sales                                       $ 1,895.2     $1,817.2      $ 3,570.1     $3,390.8

Costs and Expenses:
  Cost of sales                                 753.1        728.2        1,406.4      1,349.6
  Selling, general and administrative           785.7        760.0        1,511.2      1,437.2
  Interest, net                                  52.4         34.1          107.2         66.8

    Total Costs and Expenses                  1,591.2      1,522.3        3,024.8      2,853.6
                                            ---------     --------      ---------     --------

Earnings before Taxes and Earnings
    from Joint Ventures                         304.0        294.9          545.3        537.2

Income Taxes                                    107.2        104.3          192.6        191.6

Earnings from Joint Ventures                      5.9          3.1            8.9          6.6
                                            ---------     --------      ---------     --------

Net Earnings                                $   202.7     $  193.7      $   361.6     $  352.2
                                            =========     ========      =========     ========

Earnings per Share - Basic                  $     .72     $    .64      $    1.28     $   1.16
                                            =========     ========      =========     ========

Average Number of Common Shares                 282.9        303.5          283.3        303.9
                                            =========     ========      =========     ========

Earnings per Share - Diluted                $     .70     $    .62      $    1.25     $   1.12
                                            =========     ========      =========     ========

Average Number of Common Shares -
   Assuming Dilution                            290.2        313.1          290.3        313.7
                                            =========     ========      =========     ========

Dividends per Share                         $    .275     $   .275      $    .550     $   .550
                                            =========     ========      =========     ========



See accompanying notes to consolidated condensed financial statements.


                             GENERAL MILLS, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Millions)

                                                  (Unaudited)   (Unaudited)
                                                  -----------   -----------
                                                  November 26,  November 28,    May 28,
                                                     2000          1999          2000
                                                  -----------   -----------    -------
ASSETS
Current Assets:
  Cash and cash equivalents                         $    66.9     $   70.4   $    25.6
  Receivables                                           588.9        562.5       500.6
  Inventories:
   Valued primarily at FIFO                             251.1        200.5       211.8
   Valued at LIFO (FIFO value exceeds LIFO by
      $30.4, $32.0 and $32.4, respectively)             311.1        296.8       298.7
  Prepaid expenses and other current assets              83.8         80.4        87.7
  Deferred income taxes                                  65.9         94.8        65.9
                                                    ---------     --------   ---------
      Total Current Assets                            1,367.7      1,305.4     1,190.3
                                                    ---------     --------   ---------

Land, Buildings and Equipment, at Cost                3,060.0      2,843.4     2,949.2
  Less accumulated depreciation                      (1,608.8)    (1,469.5)   (1,544.3)
                                                    ---------     --------   ---------
      Net Land, Buildings and Equipment               1,451.2      1,373.9     1,404.9
Intangibles                                             870.3        830.3       870.3
Other Assets                                          1,210.2      1,084.7     1,108.2
                                                    ---------     --------   ---------

Total Assets                                        $ 4,899.4     $4,594.3   $ 4,573.7
                                                    =========     ========   =========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable                                  $   568.9     $  672.4   $   641.5
  Current portion of long-term debt                     347.8         98.7       413.5
  Notes payable                                       1,117.1        893.7     1,085.8
  Accrued taxes                                         160.6        167.2       104.9
  Other current liabilities                             256.2        259.7       283.4
                                                    ---------     --------   ---------
      Total Current Liabilities                       2,450.6      2,091.7     2,529.1
Long-term Debt                                        2,026.4      1,664.7     1,760.3
Deferred Income Taxes                                   307.2        296.2       297.2
Deferred Income Taxes - Tax Leases                       82.2        100.5        89.8
Other Liabilities                                       193.9        184.5       186.1
                                                    ---------     --------   ---------
      Total Liabilities                               5,060.3      4,337.6     4,862.5
                                                    ---------     --------    --------

Stockholders' Equity:
  Cumulative preference stock, none issued                 -             -          -
  Common stock, 408.3 shares issued                     695.2        679.9       680.6
  Retained earnings                                   2,320.2      2,013.1     2,113.9
  Less common stock in treasury, at cost, shares
   of 124.5, 105.8 and 122.9, respectively           (3,026.2)    (2,307.3)   (2,934.9)
  Unearned compensation                                 (60.7)       (66.5)      (62.7)
  Accumulated other comprehensive income                (89.4)       (62.5)      (85.7)
                                                    ---------     --------   ---------
      Total Stockholders' Equity                       (160.9)       256.7      (288.8)
                                                    ----------    --------   ----------

Total Liabilities and Equity                        $ 4,899.4     $4,594.3   $ 4,573.7
                                                    =========     ========   =========

See accompanying notes to consolidated condensed financial statements.



                         GENERAL MILLS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited) (In Millions)


                                                               Twenty-Six Weeks Ended
                                                            -------------------------
                                                            November 26,  November 28,
                                                              2000           1999
                                                            -----------   -----------

Cash Flows - Operating Activities:
  Net earnings                                             $ 361.6        $ 352.2
  Adjustments to reconcile earnings to cash flow:
    Depreciation and amortization                            104.0           97.7
    Deferred income taxes                                      6.4           12.1
    Change in current assets and liabilities                (138.7)        (113.4)
    Tax benefit on exercised options                          13.0           22.6
    Other, net                                               (37.0)         (24.8)
                                                            ------         ------
   Cash provided by continuing operations                    309.3          346.4
   Cash used by discontinued operations                        (.9)          (1.4)
                                                            ------         ------
    Net Cash Provided by Operating Activities                308.4          345.0
                                                            ------         ------

Cash Flows - Investment Activities:
   Purchases of land, buildings and equipment               (137.8)        (132.7)
   Investments in businesses, intangibles and affiliates,
    net of investment returns and dividends                  (57.6)        (201.9)
   Purchases of marketable investments                       (14.2)          (5.5)
   Proceeds from sale of marketable investments                 .8            5.9
   Other, net                                                (10.8)           9.7
                                                            -------        ------
    Net Cash Used by Investment Activities                  (219.6)        (324.5)
                                                            ------         ------

Cash Flows - Financing Activities:
   Change in notes payable                                    37.5          369.7
   Issuance of long-term debt                                289.8           54.2
   Payment of long-term debt                                 (82.6)         (78.0)
Common stock issued                                           41.4           37.9
   Purchases of common stock for treasury                   (173.4)        (162.9)
   Dividends paid                                           (155.9)        (167.2)
   Other, net                                                 (4.3)          (7.7)
                                                            ------         ------
    Net Cash (Used) Provided by Financing Activities         (47.5)          46.0
                                                            -------        ------

Increase in Cash and Cash Equivalents                       $ 41.3         $ 66.5
                                                            ======         ======

See accompanying notes to consolidated condensed financial statements.

                             GENERAL MILLS, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)   Background

These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the twenty-six weeks ended November 26, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2001.

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


(2) Statements of Cash Flows

During the first six months, we made interest payments of $110.4 million (net of amount capitalized), up from $65.6 million last year. Through six months, we paid $111.0 million in income taxes, compared to $132.0 million during the same period one year ago.


(3) Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

                                       Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                       --------------------    ----------------------
                                         Nov. 26,   Nov. 28,    Nov. 26,      Nov. 28,
                                           2000      1999          2000         1999
                                         --------  ---------    --------      --------

      Net Earnings                        $202.7     $193.7      $361.6        $352.2
      Other comprehensive income (loss):
          Unrealized gain (loss)
           on securities                      .3       (2.0)        5.7          (4.2)
          Foreign currency
           translation adjustments         (11.2)        .9        (9.4)         (1.4)
                                          -------    -------      ------       -------
                                           (10.9)      (1.1)       (3.7)         (5.6)
                                          -------    -------      ------       -------
      Total comprehensive income          $191.8     $192.6      $357.9        $346.6
                                          =======    =======     =======       =======

(4) Pending Acquisition

The proposed acquisition of the worldwide Pillsbury operations from Diageo plc (Diageo) was approved by Diageo shareholders on October 2, 2000, and approved by General Mills shareholders on December 8, 2000. We received clearance from the European Commission on October 13, 2000. The Federal Trade Commission is continuing its review, and General Mills expects this transaction to close early in calendar 2001. The transaction will be accounted for as a purchase. The Company will acquire Pillsbury in a stock-for-stock exchange. The consideration to Diageo includes 141 million shares of the Company's common stock and the assumption of $5.14 billion of Pillsbury debt. Up to $642 million of the total transaction value may be repaid to the Company at the first anniversary of the closing, depending on the Company's stock price at that time. The total cost of the acquisition (exclusive of direct acquisition costs) is estimated at approximately $10.2 billion. Goodwill associated with the Pillsbury acquisition will be amortized on a straight-line basis over 40 years. The Company's results of operations will include Pillsbury's operations beginning with the acquisition date.

(5) New Accounting Rules

During 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. It will be effective for us in fiscal 2002. Since the impact of SFAS No. 133 is dependent on the fair values of our derivatives and related hedged items and our outstanding derivatives position at the date of adoption (May 28, 2001), we can not yet determine its impact on our consolidated financial statements.

In May 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". The issue addresses recognition and income statement classification of certain sales incentives. The consensus is effective June 30, 2001. Since adoption of the consensus will only result in the reclassification of certain expenses from selling, general and administrative expense to a reduction of net sales, it will not affect our financial position or net earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Continuing operations generated $37.1 million less cash in the first half of fiscal 2001 than in the same prior-year period. The decrease in cash provided by operations as compared to last year was primarily caused by a $25.3 million increase in the working capital change.

During the first six months, capital expenditures totaled $137.8 million. Fiscal 2001 capital expenditures are estimated to be approximately $300 million, exclusive of any capital expenditures associated with the Pillsbury business, which we expect to acquire in early calendar 2001.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. Activity through six months under this program consisted of the issuance of $284.6 million in notes and debt payments of $81.5 million. As a result we have utilized our available capacity under our domestic shelf registration statement. However, we do not believe our liquidity is constrained due to the availability of short-term financing as well as our intention to file another shelf registration in early calendar 2001.

In anticipation of our proposed acquisition of the Pillsbury business and other financing requirements, we have entered into additional interest rate swap contracts to attempt to lock in our interest rate on associated debt. For the six months ending November 26, 2000, these contracts totaled $5.35 billion notional amount and convert floating rate to an average fixed rate of approximately 6.7 percent with maturities averaging 4.5 years.


RESULTS OF OPERATIONS

Basic earnings per share of 72 cents for the second quarter ended November 26, 2000 were up 13 percent from 64 cents. Diluted earnings per share of 70 cents for the second quarter of fiscal 2001 were up 13 percent from 62 cents per share earned in the same period last year. Results for the current quarter included income of $4.8 million after tax, or approximately 2 cents per basic and diluted share, representing General Mills' portion of a class-action settlement of alleged price-fixing charges brought against several vitamin manufacturers in 1999. Excluding this income, diluted EPS grew 10 percent in the quarter. Sales for the second quarter totaled $1,895 million, up 4 percent from the prior year, in line with domestic unit volume growth.

For the 13 weeks ended November 26, 2000, earnings before interest and taxes increased 8 percent to $356.4 million. Interest expense for the quarter was higher, as anticipated, due to increased debt levels associated with prior year acquisitions and share repurchase activity. As a result, earnings after tax grew 5 percent to $202.7 million.



First-Half Results

Through six months, General Mills' basic earnings per share of $1.28 were up 10 percent from $1.16. Diluted earnings per share for the first half of the fiscal year totaled $1.25, up 12 percent from $1.12 in fiscal 2000. First-half earnings before interest and taxes grew 8 percent to $652.5 million, and earnings after tax grew 3 percent to $361.6 million. First half sales of $3,570 million were up 5 percent from the first six months one year ago.

U.S. Operations

General Mills' domestic unit volume grew 4 percent in the second quarter and 5 percent through the first half. Excluding incremental volume from the Gardetto's baked snacks business (acquired August 1999) and Small Planet organic foods (acquired January 2000), first-half domestic volume was up 4 percent.

In the second quarter, retail noncereal businesses led volume growth with a combined increase of 8 percent. Convenience Foods (snacks and yogurt) posted a 12 percent unit volume gain. Yogurt shipments and retail volume both grew at a double-digit pace on continued strong performance by established YOPLAIT products and new GO-GURT. YOPLAIT EXPRESSE---the new yogurt in a tube for adult consumers---performed well in its initial markets, and expanded distribution is planned early in calendar 2001. Snacks volume growth included gains of 12 percent for fruit snacks, 16 percent for salty snacks (CHEX MIX, GARDETTO'S snack mix and BUGLES) and 23 percent for NATURE VALLEY granola bars. Combined unit volume for baking products, dinner and side dish mixes grew 1 percent, as declines in family flour and BISQUICK baking mix shipments were offset by gains of 3 percent for total dessert mix products and 3 percent for HELPER dinner mixes. Through the first half of fiscal 2001, combined volume for the company's retail noncereal businesses was up 9 percent.

Big G cereal shipments declined 2 percent in the second quarter and 1 percent for the first half, reflecting a significantly lower level of new-product activity compared with the same period a year earlier. Second-quarter consumer volume for Big G also was down slightly, but the company's market share was essentially unchanged at 28 percent for the quarter. Big G's top established brands continued to perform well, recording combined volume and market share growth. This established brand strength and effective merchandising strategies benefited first-half profit results. New BIG G MILK `N CEREAL Bars and HARMONY cereal for women performed well in the 25 percent of the country where they were introduced in August 2000. Distribution of these products will be expanded to the remaining 75 percent of the U.S. beginning January, 2001.

Foodservice  unit  volume  grew 8 percent in the second  quarter  and 11 percent
through  the  first  half,  led  by  higher   convenience  store  volumes,   and
double-digit growth for snacks and yogurt in other foodservice channels.

International Operations

Combined unit volume for the company's international operations grew 11 percent in the second quarter. Snack Ventures Europe (SVE), the company's joint venture with PepsiCo, reported a 16 percent volume gain for the period, with good performance in western European markets and continuing recovery in Russia. Volume for Cereal Partners Worldwide (CPW), the company's joint venture with Nestle, grew 5 percent in the quarter. In the U.K., CPW volume declined slightly due to lower private label cereal shipments, but branded cereal volume grew. CPW's overall volume gain for the quarter reflected good category growth and market share increases in Latin America, Southeast Asia, and several European markets including Spain and Portugal. General Mills' joint venture earnings totaled $8.9 million through the first half, up 35 percent from the prior year.

For General Mills' wholly owned business in Canada, second-quarter volume grew modestly following 15 percent growth in the first quarter. Through six months, General Mills' combined international unit volume grew 11 percent, boosting the company's worldwide unit volume growth rate to 6 percent for the year-to-date.

Shares Outstanding

As a result of the company's share repurchase program, average basic shares outstanding for the second quarter totaled 282.9 million, 7 percent lower than the 303.5 million average a year earlier. Average diluted shares also were down 7 percent, to 290.2 million. In the first half of fiscal 2001, the company repurchased approximately 4 million shares of common stock at an average price of $35 per share.

Interest expense for the quarter totaled $52.4 million, up from the prior year's level due to higher debt levels associated with acquisitions and General Mills' repurchase of 23.2 million shares of common stock in fiscal 2000. The company's effective tax rate for the quarter was 35.3 percent, in line with last year's second quarter and the full-year fiscal 2000 rate.

Outlook

Looking ahead to the second half of fiscal 2001, our current businesses remain on track to deliver double-digit earnings per share growth for the year. Our plans for integrating General Mills and Pillsbury are essentially complete, and we are ready to implement our integration plans as soon as we receive the remaining regulatory approval. The Federal Trade Commission is well along in its review, and we expect the transaction to close early in calendar 2001. Our work in planning the integration of the two companies has further increased our confidence that the combination will create enhanced value for General Mills shareholders.

                                   PART II

Item 4.   Submission of Matters to a Vote of Security Holders.

    (a)   The Annual Meeting of Stockholders was held on September 25, 2000.

    (b)   All directors nominated were elected at the Annual Meeting.

    (c)   For the election of directors, the results were as follows:

              Stephen R. Demeritt     For              235,092,170
                                      Withheld           1,525,667

              Livio D. DeSimone       For              235,057,779
                                      Withheld           1,560,058

              William T. Esrey        For              227,298,555
                                      Withheld           9,319,282

              Raymond V. Gilmartin    For              235,036,436
                                      Withheld           1,581,401

              Judith R. Hope          For              235,058,872
                                      Withheld           1,558,965

              Robert L. Johnson       For              234,975,229
                                      Withheld           1,642,608

              Heidi G. Miller         For              234,993,646
                                      Withheld           1,624,191

              Stephen W. Sanger       For              235,097,168
                                      Withheld           1,520,669

              A. Michael Spence       For              235,044,066
                                      Withheld           1,573,771

              Dorothy A. Terrell      For              227,288,013
                                      Withheld           9,329,824

              Raymond G. Viault       For              233,591,413
                                      Withheld           3,026,424

          The ratification of the appointment of KPMG LLP as auditors for fiscal 2001 was approved:

                         For:     235,201,229
                     Against:         612,012
                     Abstain:         804,596

          The adoption of amended and restated General Mills, Inc. Executive Incentive Plan was approved:

                         For:     222,767,986
                     Against:      11,894,744
                     Abstain:       1,955,107

          The Stockholder Proposal on Genetically Modified Organisms was rejected:

                         For:       8,523,438
                     Against:     183,820,964
                     Abstain:       9,091,923
             Broker Non-Vote:      35,181,512

          The Stockholder Proposal on Global Workplace Standards was rejected:

                         For:      17,105,483
                     Against:     172,466,916
                     Abstain:      11,863,926
             Broker Non-Vote:      35,181,512


Item 5.   Other Information.

This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Cautionary Statement Relevant to Forward-Looking Information" in Item 1 of our Annual Report on Form 10-K/A for the fiscal year ended May 28, 2000, which lists important factors that could cause actual results to differ materially from those discussed in this report.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Exhibit 11   Statement of Computation of Earnings per Share.

          Exhibit 12   Statement of Ratio of Earnings to Fixed Charges.

          Exhibit 27   Financial Data Schedule.

    (b)   Reports on Form 8-K

(1) On September 1, 2000, the Company filed Form 8-K, filing as an exhibit the August 31, 2000 press release concerning the Federal Trade Commission's request for additional information in connection with its antitrust review of the Company's proposed acquisition of the Pillsbury business from Diageo plc.

(2) On October 26, 2000, the Company filed Form 8-K, filing as an exhibit the consent of KPMG LLP for incorporation by reference in the Company's registration statements on Forms S-3 and S-8 of their report dated August 10, 2000 relating to certain financial statements of The Pillsbury Company.

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


Date  January 5, 2001                                  /s/ S. S. Marshall
      ---------------               -------------------------------------
                                    S. S. Marshall
                                    Senior Vice President,
                                    General Counsel


Date  January 5, 2001                                     /s/ K. L. Thome
      ---------------               -------------------------------------
                                    K. L. Thome
                                    Senior Vice President,
                                    Financial Operations

                                                                  Exhibit 11

                             GENERAL MILLS, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                     (In Millions, Except per Share Data)

                                        Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                      ------------------------    -----------------------

                                      November 26, November 28,   November 26, November 28,
                                          2000        1999           2000        1999
                                      -----------  -----------    -----------  -----------



Net Earnings                               $202.7     $ 193.7     $361.6       $352.2
                                           ======     =======     ======       ======


Average Number of Common Shares -
   Basic EPS (a)                            282.9       303.5      283.3        303.9

Incremental Share Effect from:

  -Stock options (b)                          6.7         9.5        6.4          9.7

  -Restricted stock, stock rights
         and puts                              .6          .1         .6           .1
                                           ------       -----     ------       ------

Average Number of Common Shares -
  Diluted EPS                               290.2       313.1      290.3        313.7
                                            =====       =====      =====        =====

Earnings per Share - Basic                  $ .72       $ .64      $1.28        $1.16
                                            =====       =====      =====        =====

Earnings per Share - Diluted                $ .70       $ .62      $1.25        $1.12
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

                                                                     Exhibit 12



                             RATIO OF EARNINGS TO FIXED CHARGES



                      Twenty-six Weeks Ended            Fiscal Year Ended
                      ----------------------   --------------------------------------
                      Nov. 26,    Nov. 28,     May 28, May 30, May 31, May 25, May 26,
                         2000        1999        2000    1999    1998    1997    1996
                      ----------------------   --------------------------------------

 Ratio of Earnings
 to Fixed Charges       5.59        7.77        6.25    6.67    5.63    6.54    6.94



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