Form 10-Q
period 2001-02-25
GENERAL MILLS INC
filed 2001-04-05
CIK 40704

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of March 21, 2001, General Mills had 284,589,615 shares of its $.10 par value common stock outstanding (excluding 123,717,049 shares held in treasury).

                          Part I. FINANCIAL INFORMATION


Item 1. Financial Statements

                               GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited) (In Millions, Except per Share Data)

                                              Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                          ----------------------------     ----------------------------
                                          FEBRUARY 25,    February 27,     FEBRUARY 25,    February 27,
                                              2001            2000             2001             2000
                                          ------------    ------------     ------------    ------------
Sales                                     $    1,701.6    $    1,619.6     $    5,271.7    $    5,010.4

Costs and Expenses:
   Cost of sales                                 708.0           650.6          2,114.4         2,000.2
   Selling, general and administrative           697.8           687.4          2,209.0         2,124.6
   Interest, net                                  55.4            36.5            162.6           103.3
                                          ------------    ------------     ------------    ------------
     Total Costs and Expenses                  1,461.2         1,374.5          4,486.0         4,228.1
                                          ------------    ------------     ------------    ------------

Earnings before Taxes and Earnings

    (Losses) from Joint Ventures                 240.4           245.1            785.7           782.3

Income Taxes                                      84.9            86.3            277.5           277.9

Earnings (Losses) from Joint Ventures              2.0            (5.5)            10.9             1.1
                                          ------------    ------------     ------------    ------------

Net Earnings                              $      157.5    $      153.3     $      519.1    $      505.5
                                          ============    ============     ============    ============

Earnings per Share - Basic                $        .55    $        .51     $       1.83    $       1.67
                                          ============    ============     ============    ============

Average Number of Common Shares                  284.3           299.9            283.6           302.5
                                          ============    ============     ============    ============

Earnings per Share - Diluted              $        .54    $        .50     $       1.78    $       1.62
                                          ============    ============     ============    ============

Average Number of Common Shares -
   Assuming Dilution                             293.8           306.3            291.5           311.2
                                          ============    ============     ============    ============

Dividends per Share                       $       .275    $       .275     $       .825    $       .825
                                          ============    ============     ============    ============

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In Millions)

                                                     (Unaudited)      (Unaudited)
                                                     ------------     ------------
                                                     FEBRUARY 25,     February 27,        May 28,
                                                         2001             2000             2000
                                                     ------------     ------------     ------------
ASSETS
Current Assets:
   Cash and cash equivalents                         $       77.3     $       47.5     $       25.6
   Receivables                                              573.8            481.7            500.6
   Inventories:
     Valued primarily at FIFO                               243.4            224.1            211.8
     Valued at LIFO (FIFO value exceeds LIFO by
        $30.4, $32.0 and $32.4, respectively)               296.5            305.5            298.7
   Prepaid expenses and other current assets                 85.2             82.7             87.7
   Deferred income taxes                                     74.5             97.2             65.9
                                                     ------------     ------------     ------------
        Total Current Assets                              1,350.7          1,238.7          1,190.3
                                                     ------------     ------------     ------------

Land, Buildings and Equipment, at Cost                    3,121.0          2,903.0          2,949.2
   Less accumulated depreciation                         (1,647.1)        (1,505.6)        (1,544.3)
                                                     ------------     ------------     ------------
        Net Land, Buildings and Equipment                 1,473.9          1,397.4          1,404.9
Intangibles                                                 870.3            871.5            870.3
Other Assets                                              1,300.6          1,089.1          1,108.2
                                                     ------------     ------------     ------------

Total Assets                                         $    4,995.5     $    4,596.7     $    4,573.7
                                                     ============     ============     ============

LIABILITIES AND EQUITY
Current Liabilities:
   Accounts payable                                  $      496.8     $      614.0     $      641.5
   Current portion of long-term debt                         50.8            408.9            413.5
   Notes payable                                            929.4            795.4          1,085.8
   Accrued taxes                                            142.0            153.9            104.9
   Other current liabilities                                301.2            365.1            283.4
                                                     ------------     ------------     ------------
        Total Current Liabilities                         1,920.2          2,337.3          2,529.1
Long-term Debt                                            2,521.4          1,641.8          1,760.3
Deferred Income Taxes                                       320.8            303.6            297.2
Deferred Income Taxes - Tax Leases                           78.5             95.2             89.8
Other Liabilities                                           189.2            184.1            186.1
                                                     ------------     ------------     ------------
        Total Liabilities                                 5,030.1          4,562.0          4,862.5
                                                     ------------     ------------     ------------

Stockholders' Equity:
   Cumulative preference stock, none issued                    --               --               --
   Common stock, 408.3 shares issued                        715.1            670.2            680.6
   Retained earnings                                      2,399.7          2,002.8          2,113.9
   Less common stock in treasury, at cost, shares
     of 123.5, 111.3 and 122.9, respectively             (3,015.3)        (2,504.8)        (2,934.9)
   Unearned compensation                                    (57.3)           (64.9)           (62.7)
   Accumulated other comprehensive income                   (76.8)           (68.6)           (85.7)
                                                     ------------     ------------     ------------
        Total Stockholders' Equity                          (34.6)            34.7           (288.8)
                                                     ------------     ------------     ------------

Total Liabilities and Equity                         $    4,995.5     $    4,596.7     $    4,573.7
                                                     ============     ============     ============

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited) (In Millions)

                                                                 Thirty-Nine Weeks Ended
                                                              -----------------------------
                                                              FEBRUARY 25,     February 27,
                                                                  2001             2000
                                                              ------------     ------------
Cash Flows - Operating Activities:
   Net earnings                                                $    519.1       $    505.5
   Adjustments to reconcile net earnings to cash flow:
      Depreciation and amortization                                 160.1            149.4
      Deferred income taxes                                           9.4             18.3
      Change in current assets and liabilities                     (129.6)          (125.4)
      Tax benefit on exercised options                               24.9             23.9
      Other, net                                                    (78.6)           (31.0)
                                                               ----------       ----------
   Cash provided by continuing operations                           505.3            540.7
   Cash used by discontinued operations                              (1.8)            (2.0)
                                                               ----------       ----------
      Net Cash Provided by Operating Activities                     503.5            538.7
                                                               ----------       ----------

Cash Flows - Investment Activities:
   Purchases of land, buildings and equipment                      (213.5)          (204.9)
   Investments in businesses, intangibles and affiliates,
      net of investment returns and dividends                       (77.5)          (269.5)
   Purchases of marketable investments                              (47.4)           (11.4)
   Proceeds from sale of marketable investments                      16.7              7.0
   Other, net                                                       (22.2)             9.2
                                                               ----------       ----------
      Net Cash Used by Investment Activities                       (343.9)          (469.6)
                                                               ----------       ----------

Cash Flows - Financing Activities:
   Change in notes payable                                          363.7            271.6
   Issuance of long-term debt                                       292.9            356.9
   Payment of long-term debt                                       (405.0)           (91.0)
   Common stock issued                                               81.9             39.9
   Purchases of common stock for treasury                          (204.1)          (331.4)
   Dividends paid                                                  (234.1)          (249.9)
   Other, net                                                        (3.2)           (21.6)
                                                               ----------       ----------
      Net Cash Used by Financing Activities                        (107.9)           (25.5)
                                                               ----------       ----------

Increase in Cash and Cash Equivalents                          $     51.7       $     43.6
                                                               ==========       ==========

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Background

These consolidated condensed financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirty-nine weeks ended February 25, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2001.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Form 10-K/A for the year ended May 28, 2000. The accounting policies used in preparing these consolidated condensed financial statements are the same as those described in our Form 10-K/A.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Statements of Cash Flows

During the first nine months, we made interest payments of $149.0 million (net of amounts capitalized), up from $98.1 million last year. Through nine months, we paid $196.9 million in income taxes, compared to $212.4 million during the same period one year ago.

(3) Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

                                   Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                   --------------------     -----------------------
                                   FEB. 25,     Feb. 27,     FEB. 25,     Feb. 27,
                                     2001         2000         2001         2000
                                     ----         ----         ----         ----
Net Earnings                       $  157.5     $  153.3     $  519.1     $  505.5
Other comprehensive
  income gain (loss):
    Unrealized gain (loss)
      on securities                     2.4         (2.3)         8.1         (6.5)
    Foreign currency
      translation adjustments          10.2         (3.8)          .8         (5.2)
                                   --------     --------     --------     --------
                                       12.6         (6.1)         8.9        (11.7)
                                   --------     --------     --------     --------
Total comprehensive income         $  170.1     $  147.2     $  528.0     $  493.8
                                   ========     ========     ========     ========

(4) Pending Acquisition

The proposed acquisition of the worldwide Pillsbury operations from Diageo plc (Diageo) was approved by Diageo shareholders on October 2, 2000, and approved by General Mills shareholders on December 8, 2000. We received clearance from the European Commission on October 13, 2000. The Federal Trade Commission is continuing its review, and General Mills currently expects this transaction to close late in the fourth quarter of fiscal 2001.

The acquisition of Pillsbury will be accounted for as a purchase. We will acquire Pillsbury in a stock-for-stock exchange. The consideration to Diageo includes 141 million shares of our common stock and the assumption of $5.14 billion of Pillsbury debt. Up to $642 million of the total transaction value may be repaid to us at the first anniversary of the closing, depending on our stock price at that time. The total cost of the acquisition (exclusive of direct acquisition costs) is estimated at approximately $10.2 billion. Under current accounting rules, goodwill associated with the Pillsbury acquisition will be amortized on a straight-line basis over 40 years.

At the time the Pillsbury acquisition was made public, we announced our intention to divest of certain Pillsbury businesses. On February 5, 2001, International Multifoods Corporation (IMC) announced it had agreed to purchase the Pillsbury dessert and specialty products businesses for approximately $305 million. IMC, which owns the Robin Hood baking products business in Canada, will also acquire General Mills' Robin Hood flour business in the United States as part of the transaction. The sale of these businesses is intended to gain regulatory clearance for General Mills' acquisition of Pillsbury. The IMC transaction is contingent upon FTC approval and the completion of General Mills' transaction with Diageo. IMC's Board of Directors has approved the transaction.

(5) Line of Credit

In the third quarter, we entered into a five-year revolving credit agreement expiring in January 2006 covering the fee-paid credit lines that provide us with the ability to refinance short-term borrowings on a long-term basis. The revolving credit agreement provides for borrowings of up to $1 billion, or $520 million more than our previous credit agreement. Accordingly, an additional $520 million of our notes payable has been reclassified to long-term debt.

(6) New Accounting Rules

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

While nine-month net earnings grew $13.6 million in 2001, continuing operations generated $35.4 million less cash in the first nine months of fiscal 2001 than in the same prior-year period. The disparity between the increase in net earnings and the decrease in cash provided by operations primarily reflects the effect of higher adjustments for non-cash income items in fiscal 2001, the largest of which was increased pension income.

During the first nine months, capital expenditures totaled $213.5 million. Fiscal 2001 capital expenditures are estimated to be approximately $300 million, exclusive of any capital expenditures associated with the Pillsbury business. Our proposed acquisition of Pillsbury is still under review by the Federal Trade Commission.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. Activity through nine months under this program consisted of the issuance of $284.8 million in notes and debt payments of $403.5 million. As a result, we have completely utilized our available capacity under our domestic shelf registration statement. However, we believe that our existing sources of short-term financing, together with our plans for issuance of long-term debt, will be adequate to meet our liquidity and capital needs.

In anticipation of our proposed acquisition of the Pillsbury business and other financing requirements, we have entered into additional interest rate swap contracts to attempt to lock in our interest rate on associated debt. For the nine months ended February 25, 2001, these contracts totaled $5.35 billion notional amount and prospectively convert floating rate debt to an average fixed rate of approximately 6.7 percent with maturities averaging 4.5 years.

RESULTS OF OPERATIONS

Basic earnings per share of 55 cents for the third quarter ended February 25, 2001 were up 8 percent from 51 cents. Diluted earnings per share of 54 cents for the third quarter of fiscal 2001 were also up 8 percent from 50 cents per share earned in the same period last year. Sales for the third quarter totaled $1,701.6 million, up 5 percent from the prior year.

For the 13 weeks ended February 25, 2001, earnings before interest and taxes increased 5 percent to $295.8 million. Interest expense for the quarter was higher, as anticipated, due to increased debt levels associated with prior-year acquisitions and share repurchase activity. As a result, earnings after tax grew 3 percent to $157.5 million.

Our worldwide unit volume grew 6 percent in the quarter, including strong contributions from new products introduced during this period. Earnings growth was slightly lower in the third quarter than in the first half of the year, consistent with the mix of sales.

Nine-Month Results

Through nine months, General Mills' basic earnings per share of $1.83 were up 10 percent from $1.67. Diluted earnings per share for the first nine months of the fiscal year totaled $1.78, up 10 percent from $1.62 in fiscal 2000. Nine-month earnings before interest and taxes grew 7 percent to $948.3 million, and earnings after tax grew 3 percent to $519.1 million. Cumulative sales of $5,271.7 million were up 5 percent from the first nine months one year ago.

Nine-month results for fiscal 2001 include $4.8 million after-tax income (approximately $.02 per share) for vitamin class-action settlement proceeds recorded in the second quarter.

U.S. Operations

General Mills' domestic unit volume grew 4 percent in the quarter, on top of last year's strong performance when unit volume grew 8 percent. Convenience Foods (snacks and yogurt) posted a 9 percent unit volume gain for the quarter. Yogurt volume increased at a double-digit pace, led by strong growth for established YOPLAIT varieties, continued good performance by GO-GURT, and the national expansion of YOPLAIT EXPRESSE--the new yogurt in a tube for adults. Snacks growth included double-digit volume gains for fruit snacks, POP SECRET microwave popcorn, BUGLES and NATURE VALLEY granola bars. Combined unit volume for BETTY CROCKER products was down 2 percent. Unit volume for BETTY CROCKER baking products was flat. BETTY CROCKER dinner and side dish volume was lower, reflecting difficult comparisons for HELPER dinner mixes. However, retail takeaway for HELPER dinner mixes increased 7 percent in the quarter and was up 5 percent year-to-date. Foodservice volume rose 9 percent in the quarter, led by good performance from snacks, refrigerated yogurt, cereal, and higher volume in convenience stores. Through nine months, combined volume for the Company's domestic noncereal businesses was up 8 percent.

Big G cereal shipments increased 1 percent in the quarter, on top of the 3 percent gain posted a year earlier. Expansion of new MILK N' CEREAL bars and HARMONY cereal for women to the remaining 75 percent of the U.S. drove Big G's growth. Through nine months, cereal category volume in all Nielsen measured outlets is down about 1 percent, and Big G's dollar market share is down 1 point to 32 percent. The majority of that share decline is due to a lower new-product contribution versus the same period a year ago. Big G expects its consumer volume trends to improve in the fourth quarter, as marketing activity accelerates behind new products. That includes the April launch of WHEATIES ENERGY CRUNCH to stores nationwide. This new cereal is specially formulated with complex carbohydrates, protein and B-vitamins to help provide lasting energy.

International Operations

Combined unit volume for the Company's international operations grew 15 percent in the quarter. Cereal Partners Worldwide (CPW), the Company's joint venture with Nestle, reported an 8 percent volume gain. That reflected 5 percent growth in the U.K., along with broad-based gains across Latin America, Western Europe and Southeast Asia. Volume for Snack Ventures Europe (SVE), the Company's joint venture with PepsiCo, grew 26 percent in the quarter. General Mills' joint venture earnings were $2.0 million in the quarter, compared to a $5.5 million loss a year earlier. Through nine months, joint venture earnings total $10.9 million, and the Company expects to report additional joint venture earnings progress in the fourth quarter.

General Mills' wholly-owned business in Canada recorded a third-quarter volume gain of 4 percent, driven by strong performance from fruit snacks, NATURE VALLEY granola bars and HELPER dinner mixes. In addition, cereal volume grew modestly and cereal dollar share for the quarter was a record 24 percent. Through nine months, General Mills' combined international unit volume grew 11 percent, boosting the Company's worldwide unit volume growth rate to 6 percent.

Shares Outstanding and Financial Items

As a result of the Company's share repurchase program, average basic shares outstanding for the quarter declined 5 percent to 284.3 million. Average diluted shares were down 4 percent, to 293.8 million. Through nine months, the Company has repurchased approximately 4.8 million shares at an average price of $33 per share, including the effect of put and call options.

Interest expense for the quarter totaled $55.4 million, up from the prior year's level due to higher debt levels associated with fiscal 2000 acquisitions and share repurchases. The Company's effective tax rate for the quarter was 35.3 percent, essentially even with last year's rate in the period.

Outlook

General Mills' current businesses continue to deliver solid sales and earnings growth. In addition, we currently expect our acquisition of Pillsbury to close late in our fourth quarter.

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) A Special Meeting of Stockholders was held on December 8, 2000 to vote on two proposals required in conjunction with General Mills' acquisition of The Pillsbury Company from Diageo, plc.

     (b) More than 97 percent of the shares voted were cast in favor of the proposal to issue 141 million shares of General Mills common stock to Diageo under the terms of the merger agreement, dated July 16, 2000.

                            For:      205,456,092
                        Against:        4,283,696
                        Abstain:        1,127,540
                Broker Non-Vote:                0

     (c) More than 71 percent of General Mills' total shares outstanding were voted in favor of amending the Company's Restated Certificate of Incorporation to remove Article V, which relates to shareholder approval for specific transactions between General Mills and holders of 10 percent or more of the Company's common stock.

                            For:      200,866,259
                        Against:        8,584,605
                        Abstain:        1,416,464
                Broker Non-Vote:                0


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

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 11    Statement of Computation of Earnings per Share.

          Exhibit 12    Statement of Ratio of Earnings to Fixed Charges.

          Exhibit 99.1 364-Day Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative Agent, and the other financial institutions party thereto.

          Exhibit 99.2 Five-Year Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative Agent, and the other financial institutions party thereto.

      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the third quarter of fiscal 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GENERAL MILLS, INC.
                                        ----------------------------------------
                                                      (Registrant)


Date  April 5, 2001                                           /s/ S. S. Marshall
      -------------                     ----------------------------------------
                                        S. S. Marshall
                                        Senior Vice President,
                                        General Counsel

Date  April 5, 2001                                              /s/ K. L. Thome
      -------------                     ----------------------------------------
                                        K. L. Thome
                                        Senior Vice President,
                                        Financial Operations