Form 10-K405
period 2001-05-27
GENERAL MILLS INC
filed 2001-08-15
CIK 40704

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K
                                ----------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 27, 2001

                          COMMISSION FILE NUMBER 1-1185

                                ----------------
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

                                ----------------
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

                                ----------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                                ----------------
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $44.46 per share as reported on the New York Stock Exchange on July 26, 2001: $12,664.7 million.

         Number of shares of Common Stock outstanding as of July 26, 2001:
284,856,362 (including 16,180 shares set aside for the exchange of shares of Ralcorp Holdings, Inc. and excluding 123,450,302 shares held in the treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of Registrant's Proxy Statement dated August 15, 2001 are incorporated by reference into Part III, and portions of Registrant's 2001 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.
COMPANY OVERVIEW
     General Mills, Inc. was incorporated in Delaware in 1928. The Company is engaged in the manufacture and marketing of consumer foods products. The terms "General Mills," "Company" and "Registrant" mean General Mills, Inc. and its subsidiaries unless the context indicates otherwise.

     The Company is a leading producer of packaged consumer foods and markets its products primarily through its own sales organizations, supported by advertising and other promotional activities. These products primarily are distributed directly to retail food chains, cooperatives, membership stores and wholesalers. The Company also markets its products to foodservice operators, convenience stores and vending operators. Certain food products, such as yogurt and some foodservice and refrigerated products, are sold through distributors and brokers.

     The packaged consumer foods market is highly competitive, with numerous competitors of varying sizes. Our principal ways of competing in the marketplace include superior product quality, innovative advertising, product promotion and price. In most of our consumer food lines, described below, General Mills competes not only with other widely advertised branded products, but also with generic products and private label products, which are generally sold at lower prices.

     In the fourth quarter, the Company decided to exit the SQUEEZIT beverage business. See Note Three to the consolidated Financial Statements appearing on page 28 of the Company's 2001 Annual Report to Stockholders incorporated into this report by reference.

PENDING ACQUISITION
     In July 2000, the Company entered into an agreement with Diageo plc (Diageo) to acquire the worldwide businesses of The Pillsbury Company from Diageo. The Pillsbury Company, based in Minneapolis, Minnesota, produces and distributes leading food brands including PILLSBURY refrigerated dough and baked goods, GREEN GIANT canned and frozen vegetables, OLD EL PASO Mexican foods, PROGRESSO soups, TOTINO'S frozen pizza products and a wide range of foodservice products.

     Under the terms of the July 2000 agreement, the Company would acquire Pillsbury in a stock-for-stock exchange. The consideration to Diageo would include 141 million shares of the Company's common stock and the assumption of up to $5.14 billion of Pillsbury debt. Up to $642 million of the total transaction value may be repaid to the Company at the first anniversary of the closing depending on the Company's stock price at that time. The total cost of the transaction (exclusive of direct acquisition costs) is estimated at approximately $10.2 billion. The transaction has been approved by the boards of directors and shareholders of both companies, the European Commission and The Canadian Commission of Competition. We expect to complete this acquisition as soon as we receive clearance from the U.S. Federal Trade Commission.

     In order to gain regulatory clearance for the acquisition of Pillsbury, the Company has negotiated the sale of certain Pillsbury businesses. On February 5, 2001, an agreement was reached to sell the Pillsbury dessert and specialty products businesses and the Company's United States ROBIN HOOD flour business for approximately $305 million to International Multifoods Corporation (IMC). The IMC transaction is contingent on clearance by the U.S. Federal Trade Commission and the completion of the Company's transaction with Diageo. See Notes Two and Three to Consolidated Financial Statements appearing on pages 27 and 28 of the Company's 2001 Annual Report to Stockholders, incorporated into this report by reference.

PRODUCTS
     CEREALS. General Mills produces and sells a number of ready-to-eat cereals, including such brands as: CHEERIOS, HONEY NUT CHEERIOS, FROSTED CHEERIOS, APPLE CINNAMON CHEERIOS, MULTI-GRAIN CHEERIOS, TEAM CHEERIOS, WHEATIES, CRISPY WHEATIES 'N RAISINS, FROSTED WHEATIES, LUCKY CHARMS, TOTAL CORN FLAKES, WHOLE GRAIN TOTAL, TOTAL RAISIN BRAN, BROWN SUGAR AND OAT TOTAL, TRIX, GOLDEN GRAHAMS, WHEAT CHEX, CORN CHEX, RICE CHEX, MULTI-BRAN CHEX, HONEY NUT CHEX, KIX, BERRY BERRY KIX, FIBER ONE, REESE'S PUFFS, COCOA PUFFS, NESQUIK, COOKIE CRISP, CINNAMON TOAST CRUNCH, FRENCH TOAST CRUNCH, CLUSTERS, RAISIN NUT BRAN, OATMEAL CRISP, SUNRISE AND BASIC 4. In fiscal 2001, the Company introduced MILK 'N CEREAL BARS, HARMONY and WHEATIES ENERGY CRUNCH.

     DESSERTS, FLOUR AND BAKING MIXES. General Mills makes and sells a line of dessert mixes under the BETTY CROCKER trademark, including SUPERMOIST layer cakes, RICH & CREAMY and SOFT WHIPPED ready-to-spread frostings, SUPREMe brownie and dessert bar mixes, muffin mixes and other mixes used to prepare dessert and baking items. The company markets a variety of baking mixes under the BISQUICK trademark, sells pouch mixes under the BETTY CROCKER name, and produces family flour under the GOLD MEDAL brand introduced in 1880, and regional brands such as LA PINA and RED BAND. The Company also engages in grain merchandising, produces flour for internal ingredient requirements and sells flour to bakery, foodservice and manufacturing customers.

     DINNER AND SIDE DISH PRODUCTS. General Mills manufactures a line of BETTY CROCKER dry packaged dinner mixes under the HAMBURGER HELPER, TUNA HELPER and CHICKEN HELPER trademarks and a line of refrigerated barbeque products under the LLOYD'S BARBEQUE name. Also under the BETTY CROCKER trademark, the Company sells dry packaged specialty potatoes, POTATO BUDS instant mashed potatoes, SUDDENLY SALAD and BAC*O'S salad topping. The Company also manufactures and markets seasoned rice and pasta dishes under the BOWL APPETIT! and FARMHOUSE names.

     ORGANIC FOODS. General Mills markets organic frozen fruits and vegetables, meals and entrees, a wide variety of canned tomato products including tomatoes and spaghetti sauce, frozen juice concentrates, fruit spreads, and frozen desserts under its CASCADIAN FARM and MUIR GLEN trademarks.

     SNACK PRODUCTS. General Mills markets POP*SECRET microwave popcorn; a line of grain snacks including NATURE VALLEY granola bars; a line of fruit snacks including FRUIT ROLL-UPS, FRUIT BY THE FOOT, GUSHERS, LUCKY CHARMS and TRIX shapes; a line of snack mix products including CHEX mix and GARDETTO'S Snack mix; and savory snacks marketed under the name BUGLES.

     YOGURT PRODUCTS. General Mills manufactures and sells yogurt products, including YOPLAIT ORIGINAL, YOPLAIT LIGHT, CUSTARD STYLE, TRIX, YUMSTERS and GO-GURT, yogurt in a tube for children. EXPRESSE, an adult-oriented yogurt packaged in a portable tube, was introduced in fiscal 2001. The Company also manufactures and sells a variety of refrigerated cup yogurt products under the COLOMBO brand name.

     FOODSERVICE. General Mills markets branded baking mixes, cereals, snacks, dinner and side dish products, refrigerated and soft-serve frozen yogurt, and custom products to commercial and non-commercial foodservice sectors, including schools, colleges, hotels, restaurants, healthcare facilities, convenience stores and vending distributors.

     DOMESTIC JOINT VENTURES. The Company currently participates in two domestic joint ventures. See Note Four to Consolidated Financial Statements appearing on page 29 of the Company's 2001 Annual Report to Stockholders, incorporated into this description by reference. InsightTools, LLC, the Company's joint venture with MarketTools, Inc., conducts consumer research via the Internet. The Company has a 50% equity interest in InsightTools, LLC. The Company also has a 50% equity interest in 8th Continent, LLC, a joint venture formed with DuPont to develop and market soy foods and beverages. This venture began marketing a line of 8th Continent soy milk in July 2001.

     INTERNATIONAL FOODS. The International Foods organization of the Company exports packaged food products and snack pellets throughout the world and licenses food products for manufacture in Europe and the Asia/Pacific region. General Mills de Mexico sells desserts, baking mixes and salty snacks. General Mills Foods (Nanjing) manufactures and sells salty snacks and General Mills United Kingdom sells salty snacks, desserts and baking mixes. General Mills Canada sells BIG G ready-to-eat cereals, BETTY CROCKER side dishes, baking and packaged dinner mixes and fruit, grain and salty snacks.

     INTERNATIONAL JOINT VENTURES. The Company currently participates in two international joint ventures. See Note Four to Consolidated Financial Statements appearing on page 29 of the Company's 2001 Annual Report to Stockholders, incorporated into this description by reference. Cereal Partners Worldwide
(CPW), the Company's joint venture with Nestle, S.A., competes in more than 75 countries and republics. The following cereal products were marketed under the umbrella NESTLE trademark in fiscal 2001: TRIO, CLUSTERS, NESQUIK, MULTI-CHEERIOS, HONEY NUT CHEERIOS, GOLDEN GRAHAMS, CINI MINIS, CHOCAPIC, TRIX, ESTRELITAS, GOLD, KIX, MILO, FIBRE 1, KANGUS, FITNESS, SHREDDED WHEAT, SHREDDIES, COUNTRY CORN FLAKES, HONEY STARS, KOKO KRUNCH, SNOW FLAKES, ZUCOSOS, FRUTINA, APPLE MINIS, CRUNCH, FITNESS & FRUIT, LA LECHERA AND MOCA. CPW also manufactures private label cereals for customers in the United Kingdom. The Company has a 50% equity interest in CPW.

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

     The Company considers the collective rights under its various patents, which expire from time to time, a valuable asset, but the Company does not believe that its businesses are materially dependent upon any single patent or group of related patents. Outside its joint venture activities, the Company's activities under licenses or other franchises or concessions are not material.

     RAW MATERIALS AND SUPPLIES. The principal raw materials used by General Mills are cereal grains, sugar, fruits, other agricultural products, vegetable oils, plastic and paper packaging materials, operating supplies and energy. Although General Mills has some long-term contracts, the majority of such raw materials are purchased on the open market. Prices of most raw materials will probably increase over the long term. Nonetheless, General Mills believes that it will be able to obtain an adequate supply of needed ingredients and packaging materials. Occasionally and where possible, General Mills makes advance purchases of items significant to its business in order to ensure continuity of operations. The Company's objective is to procure materials meeting both the company's quality standards and its production needs at the lowest total cost to the Company. The Company's strategy is to buy these materials at price levels that allow a targeted profit margin. Since commodities generally represent the largest variable cost in manufacturing the Company's products, to the extent possible, the Company hedges the risk associated with adverse price movements using exchange-traded futures and options, forward cash contracts and over-the-counter hedging mechanisms. These tools enable the Company to manage the related commodity price risk over periods of time that exceed the period of time in which the physical commodity is available. Accordingly, the Company uses these hedging tools to mitigate the risks associated with adverse price movements and not to speculate in the marketplace. See also Note Seven to Consolidated Financial Statements appearing on pages 30 through 32 of the Company's 2001 Annual Report to Stockholders, incorporated into this section by reference and the "Market Risk Management" section of the Report's "Financial Review" appearing on pages 18 and 19 of the Company's 2001 Annual Report to Stockholders, incorporated here by reference.

     CAPITAL EXPENDITURES. During the three fiscal years ended May 27, 2001, General Mills' aggregate capital expenditures amounted to $856 million, not including the cost of acquired companies. The Company expects to spend approximately $300 million for such purposes in fiscal 2002, exclusive of any capital expenditures associated with the Pillsbury businesses.

     RESEARCH AND DEVELOPMENT. Major research and development facilities are located at the James Ford Bell Technical Center in Golden Valley (suburban Minneapolis), Minnesota. With a staff of approximately 900, these research facilities are responsible for most of the food research for the Company. Approximately one-half of the staff holds degrees in various chemical, biological and engineering sciences. Research and development expenditures amounted to $82.8 million in fiscal 2001, $77.1 million in fiscal 2000 and $70.0 million in fiscal 1999. General Mills' research and development resources are focused on new product development, product improvement, process design and improvement, packaging and exploratory research in new business areas.

     EMPLOYEES. At May 27, 2001, General Mills had 11,001 employees.

     ENVIRONMENTAL MATTERS. As of June 27, 2001, the Company had received notices advising that there have been releases or threatened releases of hazardous substances or wastes at nine sites listed below, and alleging that the Company and other named parties are potentially responsible for cleaning up those sites and/or paying certain costs in connection with those sites.

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

     SEGMENT INFORMATION. See Note Eighteen to Consolidated Financial Statements appearing on page 39 of the Company's 2001 Annual Report to Stockholders, incorporated here by reference, for Business Segment and Geographic Information.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The executive officers of the Company, together with their ages and business experience, are summarized below:

     Y. Marc Belton, age 42, is Senior Vice President; President, Big G. Mr. Belton joined the Company in 1983 and served in various food marketing management positions. He was appointed a Vice President of the Company in 1991, named President, Snacks in 1994, elected Senior Vice President, President, New Ventures in 1997 and named to his present position in July 1999.

     Peter J. Capell, age 44, is Senior Vice President; President, Snacks. Mr. Capell joined the Company in 1985 and served in various marketing and general management positions. He was appointed a Vice President of the Company in 1996, named Marketing Director, Cheerios business unit in 1996 and named to his present position in 1997.

     Randy G. Darcy, age 50, is Senior Vice President, Supply Chain. Mr. Darcy joined the Company in 1987, was named Vice President, Director of Manufacturing, Technology and Operations in 1989 and was named to his present position in 1994. Mr. Darcy was employed by Procter & Gamble from 1973 to 1987, serving in a variety of management positions.

     Stephen R. Demeritt, age 57, is Vice Chairman of the Company, with responsibility for our worldwide cereal, snacks and yogurt businesses, General Mills Canada, Consumer Insights and Advertising. He has served as Vice Chairman since October 1999. Mr. Demeritt joined General Mills in 1969 and served in a variety of consumer food marketing positions. He was President of International Foods from 1991 to 1993 and from 1993 to 1999 was Chief Executive Officer of Cereal Partners Worldwide, the Company's global cereal joint venture with Nestle.

     Ian R. Friendly, age 40, is Senior Vice President; President, Yoplait-Colombo and Health Ventures. Mr. Friendly joined the Company in 1983 and served in various food marketing management positions. He was appointed a Vice President of the Company in 1990 with responsibility for the New Enterprise Business Unit of Big G and was subsequently appointed to lead the Child Cereals Business Unit of Big G in 1993 and the Asia/Pacific, Middle East and Latin America Business Development of CPW, S.A. in 1994. He was elected Senior Vice President, President, Yoplait-Colombo in 1998 and assumed additional responsibility for Health Ventures in 2000.

     David P. Homer, age 40, is Vice President; President, Baking Products Division. Mr. Homer joined the Company in 1987 and has served in a variety of domestic and international marketing management positions. He was named to his present position in February 2000.

     James A. Lawrence, age 48, is Executive Vice President, Chief Financial Officer. Mr. Lawrence joined the Company in this position in 1998 from Northwest Airlines where he was Executive Vice President, Chief Financial Officer. Prior to joining Northwest Airlines in 1996, he was at Pepsi-Cola International, serving initially as Executive Vice President and subsequently as President and Chief Executive Officer for its operations in Asia, the Middle East and Africa. He assumed additional responsibility for General Mills International Foods in 2001.

     John T. Machuzick, age 44, is Senior Vice President, Sales-Strategic Channels. Mr. Machuzick joined the Company in 1978 and served in a variety of sales management positions. He was appointed Vice President, Trade Marketing and Promotions in 1997, named Vice President of Sales for the Western Zone in 1998 and named to his present position in July 1999.

     Siri S. Marshall, age 53, is Senior Vice President, Corporate Affairs, General Counsel and Secretary. Ms. Marshall joined the Company in 1994 as Senior Vice President, General Counsel and Secretary. She assumed additional responsibility for Corporate Affairs in July 1999. Prior to joining General Mills, she served 15 years at Avon Products, last serving as Senior Vice President, General Counsel and Secretary.

     Christopher D. O'Leary, age 42, is Senior Vice President; President, Betty Crocker Meals. Mr. O'Leary joined the Company in 1997 in the position of Vice President, Corporate Growth. Prior to joining General Mills he spent 17 years at PepsiCo, last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. He was named to his present position in July 1999.

     Michael A. Peel, age 51, is Senior Vice President, Human Resources. Mr. Peel joined the Company in this position in 1991 from PepsiCo where he spent 14 years, last serving as Senior Vice President, Personnel, responsible for PepsiCo Worldwide Foods.

     Kendall J. Powell, age 47, is Senior Vice President of General Mills and Chief Executive Officer of Cereal Partners Worldwide. Mr. Powell joined the Company in 1979 and was appointed a Vice President of General Mills and named Marketing Director of Cereal Partners U.K. in 1990. He was named President, Yoplait USA in 1995, elected Senior Vice President, President, Big G in 1998 and named to his present position in September 1999.

     Jeffrey J. Rotsch, age 51, is Senior Vice President, with overall responsibility for Sales and Channel Development. Mr. Rotsch joined the Company in 1974 and served as the president of several divisions, including Betty Crocker and Big G. He was elected Senior Vice President in 1993 and named to his present position in July, 1999.

     Stephen W. Sanger, age 55, has been Chairman and Chief Executive Officer of General Mills since 1995. Mr. Sanger joined the Company in 1974 and served as the head of several business units, including Yoplait USA and Big G. He was elected a Senior Vice President in 1989, an Executive Vice President in 1991, Vice Chairman in 1992 and President in 1993.

     Christina L. Shea, age 48, is Senior Vice President; Vice President, General Mills Foundation. Ms. Shea joined the Company in 1976 and served as the head of several business units including Betty Crocker and New Ventures. She was elected a Senior Vice President in 1998 and was appointed to her present position in December 2000.

     Christianne L. Strauss, age 39, is Vice President; President, General Mills Canada. Ms. Strauss joined the Company in 1986 and advanced through a variety of domestic and international food marketing management positions, becoming President of General Mills Canada in 1996.

     Robert L. Stretmater, age 57, is Senior Vice President; President, Foodservice. Mr. Stretmater joined the Company in 1967 and was appointed a Vice President in 1987. He was appointed Vice President, Director of Marketing for the Gold Medal Division in 1989, Vice President, Director of Marketing for Foodservice in 1996, Vice President, President, Foodservice in 1997 and elected a Senior Vice President in 2001.

     Danny L. Strickland, age 52, is Senior Vice President, Innovation, Technology and Quality. Mr. Strickland joined the Company in this position in 1997 from Johnson & Johnson where he held the position of Executive Vice President, Worldwide Absorbent Products and Material Research from 1993 to 1997. Prior to joining Johnson & Johnson, he spent five years at Kraft General Foods as Vice President of Technology.

     Austin P. Sullivan, Jr., age 61, is Senior Vice President, Corporate Relations. Mr. Sullivan joined the company in 1976, was named a Vice President in 1978, named Director of Public Affairs in 1979 and assumed responsibility for corporate communications in 1993. He was named to his present position in 1994.

     Kenneth L. Thome, age 53, is Senior Vice President, Financial Operations. Mr. Thome joined the Company in 1969 and was named Vice President, Controller for Convenience and International Foods Group in 1985, Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991 and was elected to his present position in 1993.

     Raymond G. Viault, age 57, is Vice Chairman of the Company with responsibility for Betty Crocker Meals, General Mills Baking Products and Foodservice. He is also responsible for leading the integration of the Pillsbury businesses following completion of the acquisition. Mr. Viault joined the Company as Vice Chairman in 1996 from Philip Morris, where he had been based in Zurich, Switzerland, serving since 1990 as President of Kraft Jacobs Suchard. Mr. Viault was with Kraft General Foods a total of 20 years, serving in a variety of major marketing and general management positions.

AVAILABLE INFORMATION
     General Mills is a reporting company under the Securities Exchange Act of 1934, as amended (the "1934 Act"), and files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). The public may read and copy any Company filings at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Because the Company makes filings to the Commission electronically, you may access this information at the Commission's Internet site (http://www.sec.gov). This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission. You can also learn more about General Mills at the Company's web site located at http://www.generalmills.com.

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

     In particular, the Company's predictions about the Pillsbury acquisition could be affected by regulatory clearance, integration problems, failure to achieve synergies, unanticipated liabilities, inexperience in new business lines, and changes in the competitive environment. In addition, the Company's future results also could be affected by a variety of factors such as: competitive dynamics in the U.S. ready-to-eat cereal market, including pricing and promotional spending levels by competitors; the impact of competitive products and pricing; product development; actions of competitors other than as described above; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in laws and regulations, including changes in accounting standards; customer demand; effectiveness of advertising and marketing spending or programs; consumer perception of health-related issues;

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

ITEM 2.  PROPERTIES.
     The Company's principal executive offices and main research laboratory are Company-owned and located in the Minneapolis, Minnesota metropolitan area. General Mills operates numerous manufacturing facilities and maintains many sales and administrative offices and warehouses, mainly in the United States. Other facilities are located in Canada.

     General Mills operates 20 production facilities for the manufacture of cereal products, prepared mixes, convenience foods and other food products. These facilities are located in Albuquerque, New Mexico; Atwater, California; Buffalo, New York; Carson, California; Cedar Rapids, Iowa; Chicago, Illinois area (2); Cincinnati, Ohio; Covington, Georgia; Iowa City, Iowa; Lodi, California; Methuen, Massachusetts; Milwaukee, Wisconsin; Minneapolis/St. Paul, Minnesota area (3); Nanjing, China; Reed City, Michigan; Tulare, California; and Toledo, Ohio. The Company owns seven wheat flour mills located in Avon, Iowa; Buffalo, New York; Great Falls, Montana; Johnson City, Tennessee; Kansas City, Missouri; Vallejo, California; and Vernon, California. The Company operates eight terminal grain elevators and has country grain elevators in 32 locations, primarily in Idaho and Montana.

     General Mills also owns or leases warehouse space aggregating approximately 8,600,000 square feet, of which approximately 6,100,000 square feet are leased. A number of sales and administrative offices are maintained in the United States and Canada, totaling 2,200,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS.
     In management's opinion, there were no claims or litigation pending at May 27, 2001, the outcome of which could have a material adverse effect on the consolidated financial position or results of operations of the Company. See the information contained under the section entitled "Environmental Matters," on pages 3 and 4, for a discussion of environmental matters in which the Company is involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters require disclosure here.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The information relating to the market prices and dividends of the
Company's common stock contained in Note Nineteen to Consolidated Financial Statements and in the Eleven-Year Financial Summary appearing on pages 39 and 20 of Registrant's 2001 Annual Report to Stockholders is incorporated into this report by reference. As of July 26, 2001, the number of record holders of common stock was 38,623. The Company's common stock ($.10 par value) is listed on the New York and Chicago Stock Exchanges.

ITEM 6.  SELECTED FINANCIAL DATA.
     The information for fiscal years 1997 through 2001 contained in the Eleven-Year Financial Summary on page 20 of Registrant's 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
     The information in the section entitled "Financial Review" on pages 14 through 19 of Registrant's 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The information in the "Market Risk Management" subsection of the section entitled "Financial Review" on pages 18 and 19 of Registrant's 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The information on pages 21 through 39 of Registrant's 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     No matters require disclosure here.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information contained in the sections entitled "Information About Nominees For the Board of Directors" and "Section 16(a): Beneficial Ownership Reporting Compliance" contained in Registrant's definitive proxy materials dated August 15, 2001 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
     The information contained on pages 25 through 28 of Registrant's definitive proxy materials dated August 15, 2001 is incorporated herein by reference. The information appearing under the heading "Report of Compensation Committee on Executive Compensation" is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The information contained in the section entitled "Stock Ownership of General Mills Directors and Officers" contained in Registrant's definitive proxy materials dated August 15, 2001 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     No matters require disclosure here.

-----------------------

The Company's Annual Report on Form 10-K for the fiscal year ended May 27, 2001, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and the Board of Directors
General Mills, Inc.:

     Under date of June 25, 2001, we reported on the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 27, 2001 and May 28, 2000 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended May 27, 2001, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended May 27, 2001. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /S/ KPMG LLP

Minneapolis, Minnesota
June 25, 2001

                               CONSENT OF KPMG LLP

The Board of Directors
General Mills, Inc.:

     We consent to incorporation by reference in the Registration Statement (No. 2-49637) on Form S-3 and Registration Statements (Nos. 2-13460, 2-53523, 2-95574, 33-24504, 33-27628, 33-32059, 33-36892, 33-36893, 33-50337, 33-62729,
333-13089, 333-32509, 333-65311 and 333-65313) on Form S-8 of General Mills,
Inc. of our report dated June 25, 2001, relating to the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 27, 2001 and May 28, 2000 and the related consolidated statements of earnings, stockholders' equity, cash flows and our report dated June 25, 2001 on the related financial statement schedule for each of the fiscal years in the three-year period ended May 27, 2001, which reports are included or incorporated by reference in the May 27, 2001 annual report on Form 10-K of General Mills, Inc.

                                        /S/ KPMG LLP

Minneapolis, Minnesota
August 14, 2001

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)  1.  FINANCIAL STATEMENTS:

         Consolidated Statements of Earnings for the Fiscal Years Ended May 27, 2001, May 28, 2000 and May 30, 1999 (incorporated herein by reference to page 22 of the Registrant's 2001 Annual Report to Stockholders).

         Consolidated Balance Sheets at May 27, 2001 and May 28, 2000 (incorporated herein by reference to page 23 of the Registrant's 2001 Annual Report to Stockholders).

         Consolidated Statements of Cash Flows for the Fiscal Years Ended May 27, 2001, May 28, 2000 and May 30, 1999 (incorporated herein by reference to page 24 of the Registrant's 2001 Annual Report to Stockholders).

         Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended May 27, 2001, May 28, 2000 and May 30, 1999 (incorporated herein by reference to page 25 of the Registrant's 2001 Annual Report to Stockholders).

         Notes to Consolidated Financial Statements (incorporated herein by reference to pages 26 through 39 of the Registrant's 2001 Annual Report to Stockholders).

      2. FINANCIAL STATEMENT SCHEDULES:

         For the Fiscal Years Ended May 27, 2001, May 28, 2000 and May 30, 1999:

                   II -  Valuation and Qualifying Accounts

      3. EXHIBITS:

      Exhibit No.                       Description
      -----------                       -----------

         2.1 Agreement and Plan of Merger, dated as of July 16, 2000 by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed July 20, 2000).
         2.2 First Amendment dated as of April 12, 2001 to Agreement and Plan of Merger dated as of July 16, 2000 by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed April 13, 2001).
         3.1 Registrant's Restated Certificate of Incorporation, as amended to date (incorporated herein by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the period ended August 24, 1997).
         3.2 Registrant's By-Laws, as amended to date (incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
         4.1 Indenture between Registrant and U.S. Bank Trust National Association (f.k.a. Continental Illinois National Bank and Trust Company of Chicago), as amended to date by Supplemental Indentures Nos. 1 through 8 (incorporated herein by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 25, 1997).
         4.2 Rights Agreement dated as of December 11, 1995 between Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank Minnesota, N.A.) (incorporated herein by reference to Exhibit 1 to Registrant's Registration Statement on Form 8-A filed January 2, 1996).
         4.3 Indenture between Registrant and U.S. Bank Trust National Association (f.k.a. First Trust of Illinois, National Association) dated February 1, 1996 (incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3 effective February 23, 1996).
         4.4 Indenture between Ralcorp Holdings, Inc. and The First National Bank of Chicago, as supplemented to date by the First Supplemental Indenture among Ralcorp Holdings, Inc., Registrant and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated January 31, 1997).

       *10.1       Stock Option and Long-Term Incentive Plan of 1988, as amended to date (incorporated herein by reference to Exhibit 10.1 to
                   Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
        10.2       Addendum No. 3 effective as of March 15, 1993 to Protocol of
                   Cereal Partners Worldwide (incorporated herein by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K
                   for the fiscal year ended May 28, 2000).
       *10.3       1998 Employee Stock Plan, as amended to date (incorporated herein by reference to Exhibit 10.3 to Registrant's Annual
                   Report on Form 10-K for the fiscal year ended May 28, 2000).
       *10.4       Amended and Restated Executive Incentive Plan, as amended to date.
       *10.5       Management Continuity Agreement, as amended to date.
       *10.6       Supplemental Retirement Plan, as amended to date
                   (incorporated herein by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
       *10.7       Executive Survivor Income Plan, as amended to date
                   (incorporated herein by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
       *10.8       Executive Health Plan, as amended to date (incorporated
                   herein by reference to Exhibit 10.8 to Registrant's Annual
                   Report on Form 10-K for the fiscal year ended May 26, 1996).
       *10.9       Supplemental Savings Plan, as amended to date (incorporated herein by reference to Exhibit 10.9 to Registrant's Annual
                   Report on Form 10-K for the fiscal year ended May 28, 2000).
       *10.10      1996 Compensation Plan for Non-Employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
       *10.11      General Mills, Inc. 1995 Salary Replacement Stock Option
                   Plan, as amended to date (incorporated herein by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
       *10.12      General Mills, Inc. Deferred Compensation Plan, as amended to date.
       *10.13      Supplemental Benefits Trust Agreement dated February 9, 1987, as amended and restated as of September 26, 1988
                   (incorporated herein by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
       *10.14      Supplemental Benefits Trust Agreement dated September 26,
                   1988 (incorporated herein by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
        10.15      Agreements dated November 29, 1989 by and between General
                   Mills, Inc. and Nestle, S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended May 28, 2000).
        10.16      Protocol and Addendum No. 1 to Protocol of Cereal Partners
                   Worldwide dated November 21, 1989.
       *10.17      1990 Salary Replacement Stock Option Plan, as amended to date
                   (incorporated herein by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
        10.18      Addendum No. 2 dated March 16, 1993 to Protocol of Cereal
                   Partners Worldwide (incorporated herein by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).
        10.19      Agreement dated July 31, 1992 by and between General Mills,
                   Inc. and PepsiCo, Inc. (incorporated herein by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).
       *10.20      Stock Option and Long-Term Incentive Plan of 1993, as amended to date (incorporated herein by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
        10.21      Standstill Agreement with CPC International, Inc. dated
                   October 17, 1994 (incorporated herein by reference to Exhibit
                   10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).


* Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

      Exhibit No.                       Description
      -----------                       -----------

       *10.22      1998 Senior Management Stock Plan, as amended to date
                   (incorporated herein by reference to Exhibit 10.22 to
                   Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
        10.23      Amendment No. 1 dated as of July 16, 2000, to the Rights
                   Agreement dated as of December 11, 1995 between Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank
                   Minnesota, N.A.) (incorporated by reference to Exhibit 1 to
                   Registrant's Report on Form 8-A/A dated July 25, 2000).
        12         Statement of Ratio of Earnings to Fixed Charges (contained on page 16 of this Report).
        13         2001 Annual Report to Stockholders (only those portions
                   expressly incorporated by reference herein shall be deemed filed with the Commission).
        21         List of Subsidiaries of General Mills, Inc.
        23         Consent of KPMG LLP (contained on page 9 of this Report).
        99.1       364-Day Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative
                   Agent, and the other financial institutions party thereto
                   (incorporated by reference to Exhibit 99.1 to Registrant's
                   Quarterly Report on Form 10-Q for the period ended February
                   25, 2001).
        99.2       Five Year Credit Agreement, dated as of January 24, 2001,
                   among the Registrant, The Chase Manhattan Bank, as
                   Administrative Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit 99.2 to Registrant's Quarterly Report on Form 10-Q for the period ended February 25, 2001).

(b)  REPORTS ON FORM 8-K.
     On April 13, 2001, the Registrant filed a Form 8-K to report that the Registrant and Diageo plc had entered into an amendment to the Agreement and Plan of Merger dated as of July 16, 2000, under which the Registrant agreed to acquire the worldwide businesses of The Pillsbury Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GENERAL MILLS, INC.

Dated: August 15, 2001
                                     By:           /s/ S. S. MARSHALL
                                        ----------------------------------------
                                                     S. S. Marshall
                                       SENIOR VICE PRESIDENT, CORPORATE AFFAIRS,
                                             GENERAL COUNSEL AND SECRETARY

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                        TITLE                        DATE
          ---------                        -----                        ----

   /s/ STEPHEN R. DEMERITT        Director                             7/26/01
-----------------------------      Vice Chairman                    ------------
    (Stephen R. Demeritt)


      /s/ L. DE SIMONE            Director                             7/26/01
-----------------------------                                       ------------
     (Livio D. DeSimone)


       /s/ W.T. ESREY             Director                             7/29/01
-----------------------------                                       ------------
     (William T. Esrey)


     /s/ R.V. GILMARTIN           Director                             7/27/01
-----------------------------                                       ------------
   (Raymond V. Gilmartin)


  /s/ JUDITH RICHARDS HOPE        Director                             7/26/01
-----------------------------                                       ------------
      (Judith R. Hope)


    /s/ ROBERT L. JOHNSON         Director                             7/26/01
-----------------------------                                       ------------
     (Robert L. Johnson)


     /s/ HEIDI G. MILLER          Director                             7/27/01
-----------------------------                                       ------------
      (Heidi G. Miller)


       /s/ S.W. SANGER            Chairman of the Board and            8/01/01
-----------------------------      Chief Executive Officer          ------------
     (Stephen W. Sanger)


    /s/ A. MICHAEL SPENCE         Director                             7/26/01
-----------------------------                                       ------------
     (A. Michael Spence)

          SIGNATURE                        TITLE                        DATE
          ---------                        -----                        ----

   /s/ DOROTHY A. TERRELL         Director                             7/26/01
-----------------------------                                       ------------
    (Dorothy A. Terrell)


       /s/ R.G. VIAULT            Director                             7/26/01
-----------------------------      Vice Chairman                    ------------
     (Raymond G. Viault)


    /s/ KENNETH L. THOME          Senior Vice President,               7/26/01
-----------------------------      Financial Operations             ------------
     (Kenneth L. Thome)            (Principal Accounting Officer)

                      GENERAL MILLS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

            COLUMN A                 COLUMN B      COLUMN C          COLUMN D         COLUMN E
------------------------------       --------      --------          --------         --------
                                                  ADDITIONS
                                    BALANCE AT    CHARGED TO        DEDUCTIONS         BALANCE
                                    BEGINNING     COSTS AND            FROM           AT END OF
DESCRIPTION                         OF PERIOD      EXPENSES          RESERVES           PERIOD
-----------                         ----------     --------          --------           ------
ALLOWANCE FOR POSSIBLE LOSSES
   ON ACCOUNTS RECEIVABLE:

      Year ended May 27, 2001 ......  $ 5.8         $ 1.0             $ 1.9 (a)         $ 5.7
                                                                        (.8)(b)
                                       ----          ----             -----             -----
          Total ....................  $ 5.8         $ 1.0             $ 1.1             $ 5.7
                                       ====          ====             =====              ====

      Year ended May 28, 2000 ......  $ 4.7         $ 3.4             $ 3.7 (a)         $ 5.8
                                                                       (1.4)(b)
                                       ----          ----             -----             -----
          Total ....................  $ 4.7         $ 3.4             $ 2.3             $ 5.8
                                       ====          ====             =====              ====

      Year ended May 30, 1999 ......  $ 4.2         $  .6             $  .6 (a)         $ 4.7
                                                                        (.5)(b)
                                       ----          ----              ----             -----
          Total ....................  $ 4.2         $  .6             $  .1             $ 4.7
                                       ====          ====              ====              ====


VALUATION ALLOWANCE FOR
      DEFERRED TAX ASSETS:

      Year ended May 27, 2001           5.1            --               2.3               2.8

      Year ended May 28, 2000           5.0            .1                --               5.1

      Year ended May 30, 1999          10.3            --               5.3               5.0


RESTRUCTURING CHARGES:

      Year ended May 27, 2001          10.4          11.7              13.0(c)            9.1

      Year ended May 28, 2000          44.6            --              34.2(c)           10.4

      Year ended May 30, 1999          30.5          40.7              26.6(c)           44.6


Notes:
(a)  Bad debt write-offs.
(b)  Other adjustments and reclassifications.
(c)  Net Amounts utilized for restructuring activities.

                                                                      EXHIBIT 12


                               GENERAL MILLS, INC.
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                        FISCAL YEAR ENDED
                                    --------------------------------------------------------
                                       May 27,    May 28,     May 30,    May 31,     May 25,
                                        2001       2000        1999       1998        1997
-------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges      5.29       6.25        6.67       5.63        6.54

     For purposes of computing the ratio of earnings to fixed charges, earnings represent pretax income from operations, plus pretax earnings or losses of joint ventures, plus fixed charges, less adjustment for capitalized interest. Fixed charges represent gross interest expense plus one-third (the proportion deemed representative of the interest factor) of rents of continuing operations.

                                  EXHIBIT INDEX


10.4     Amended and Restated Executive Incentive Plan, as amended to date.

10.5     Management Continuity Agreement, as amended to date.

10.12    General Mills, Inc. Deferred Compensation Plan, as amended to date.

10.16 Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide dated November 21, 1989.

12 Statement of Ratio of Earnings to Fixed Charges (contained on page 16 of this Report).

13 2001 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

21       List of Subsidiaries of General Mills, Inc.

23       Consent of KPMG LLP (contained on page 9 of this Report).