Form 10-Q
period 2001-08-26
GENERAL MILLS INC
filed 2001-10-04
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


As of September 25, 2001, General Mills had 285,295,585 shares of its $.10 par value common stock outstanding (excluding 123,011,079 shares held in treasury).

                          Part I. FINANCIAL INFORMATION


Item 1. Financial Statements

                               GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited) (In Millions, Except per Share Data)

                                                               Thirteen Weeks Ended
                                                             -------------------------
                                                             AUGUST 26,     August 27,
                                                                2001           2000
                                                             ----------     ----------
Sales                                                        $  1,771.2     $  1,674.9

Costs and Expenses:
   Cost of sales                                                  720.4          653.3
   Selling, general and administrative                            738.9          724.9
   Interest, net                                                   48.9           54.8
   Unusual Items (income) expense                                 (14.8)            .6
                                                             ----------     ----------
     Total Costs and Expenses                                   1,493.4        1,433.6
                                                             ----------     ----------

Earnings before Taxes and Earnings
     from Joint Ventures                                          277.8          241.3

Income Taxes                                                       95.4           85.4

Earnings from Joint Ventures                                        8.7            3.0
                                                             ----------     ----------

Earnings before cumulative effect
   of change in accounting principle                              191.1          158.9

Cumulative effect of change
   in accounting principle                                         (3.1)            --
                                                             ----------     ----------

Net Earnings                                                 $    188.0     $    158.9
                                                             ==========     ==========

Earnings per Share - Basic:

   Earnings before cumulative effect
    of change in accounting principle                        $      .67     $      .56

   Cumulative effect of change
    in accounting principle                                        (.01)            --
                                                             ----------     ----------

   Net Earnings                                              $      .66     $      .56
                                                             ==========     ==========

Average Number of Common Shares
    - Basic                                                       284.7          283.7
                                                             ==========     ==========

Earnings per Share - Diluted:

   Earnings before cumulative effect
    of change in accounting principle                        $      .65     $      .55

   Cumulative effect of change
    in accounting principle                                        (.01)            --
                                                             ----------     ----------

   Net Earnings                                              $      .64     $      .55
                                                             ==========     ==========

Average Number of Common Shares -
   Assuming Dilution                                              294.8          290.5
                                                             ==========     ==========

Dividends per Share                                          $     .275     $     .275
                                                             ==========     ==========

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In Millions)

                                                    (Unaudited)     (Unaudited)
                                                    -----------     -----------
                                                     AUGUST 26,     August 27,       May 27,
                                                        2001           2000           2001
                                                     ----------     ----------     ----------
ASSETS
Current Assets:
   Cash and cash equivalents                         $     53.5     $     53.2     $     64.1
   Receivables                                            600.1          555.5          664.0
   Inventories:
     Valued primarily at FIFO                             241.5          223.7          282.3
     Valued at LIFO (FIFO value exceeds LIFO by
        $29.8, $32.4 and $29.8, respectively)             340.2          334.7          236.6
   Prepaid expenses and other current assets               82.2           78.4           99.3
   Deferred income taxes                                   61.9           65.9           61.9
                                                     ----------     ----------     ----------
        Total Current Assets                            1,379.4        1,310.9        1,408.2
                                                     ----------     ----------     ----------

Land, Buildings and Equipment, at Cost                  3,233.4        2,992.6        3,179.3
   Less accumulated depreciation                       (1,721.6)      (1,571.4)      (1,678.1)
                                                     ----------     ----------     ----------
        Net Land, Buildings and Equipment               1,511.8        1,421.2        1,501.2
Goodwill                                                  804.0          820.7          804.0
Other Intangible Assets                                    73.8           49.7           66.0
Other Assets                                            1,389.6        1,166.7        1,311.8
                                                     ----------     ----------     ----------

Total Assets                                         $  5,158.6     $  4,769.2     $  5,091.2
                                                     ==========     ==========     ==========

LIABILITIES AND EQUITY
Current Liabilities:
   Accounts payable                                  $    548.1     $    616.7     $    619.1
   Current portion of long-term debt                      352.9          367.7          349.4
   Notes payable                                          876.9        1,153.3          857.9
   Accrued taxes                                          150.9          177.7          111.1
   Other current liabilities                              252.3          264.9          271.3
                                                     ----------     ----------     ----------
        Total Current Liabilities                       2,181.1        2,580.3        2,208.8
Long-term Debt                                          2,213.1        1,917.9        2,221.0
Deferred Income Taxes                                     209.5          302.2          349.5
Deferred Income Taxes - Tax Leases                         75.2           90.0           73.7
Other Liabilities                                         576.7          180.8          186.0
                                                     ----------     ----------     ----------
        Total Liabilities                               5,255.6        5,071.2        5,039.0
                                                     ----------     ----------     ----------

Stockholders' Equity:
   Cumulative preference stock, none issued                  --             --             --
   Common stock, 408.3 shares issued                      763.5          696.2          744.7
   Retained earnings                                    2,577.2        2,194.8        2,467.6
   Less common stock in treasury, at cost, shares
     of 123.7, 125.5 and 123.1, respectively           (3,053.0)      (3,051.0)      (3,013.9)
   Unearned compensation                                  (50.2)         (63.5)         (53.4)
   Accumulated other comprehensive income                (334.5)         (78.5)         (92.8)
                                                     ----------     ----------     ----------
        Total Stockholders' Equity                        (97.0)        (302.0)          52.2
                                                     ----------     ----------     ----------

Total Liabilities and Equity                         $  5,158.6     $  4,769.2     $  5,091.2
                                                     ==========     ==========     ==========

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited) (In Millions)

                                                               Thirteen Weeks Ended
                                                             -------------------------
                                                             AUGUST 26,     August 27,
                                                                2001           2000
                                                             ----------     ----------
Cash Flows - Operating Activities:
   Net earnings                                              $    188.0     $    158.9
   Adjustments to reconcile net earnings to cash flow:
      Depreciation and amortization                                52.6           51.1
      Deferred income taxes                                         5.7            1.8
      Change in current assets and liabilities
            excluding effects of businesses acquired               (4.1)         (30.8)
      Tax benefit on exercised options                              9.0            5.7
      Cumulative effect of change
            in accounting principle                                 3.1             --
      Unusual items (income) expense                              (14.8)            .6
      Other, net                                                  (24.0)         (21.4)
                                                             ----------     ----------
   Cash provided by continuing operations                         215.5          165.9
   Cash used by discontinued operations                             (.6)           (.1)
                                                             ----------     ----------
      Net Cash Provided by Operating Activities                   214.9          165.8
                                                             ----------     ----------

Cash Flows - Investment Activities:
   Purchases of land, buildings and equipment                     (63.7)         (60.3)
   Investments in businesses, intangibles and affiliates,
      net of investment returns and dividends                     (35.4)         (35.6)
   Purchases of marketable investments                            (39.5)         (10.1)
   Proceeds from sale of marketable investments                    19.7             .4
   Proceeds from disposal of land, buildings & equipment            7.4             .3
   Other, net                                                      (5.4)           (.6)
                                                             ----------     ----------
      Net Cash Used by Investment Activities                     (116.9)        (105.9)
                                                             ----------     ----------

Cash Flows - Financing Activities:
   Change in notes payable                                         15.6           68.3
   Issuance of long-term debt                                       3.3          177.9
   Payment of long-term debt                                      (17.5)         (62.0)
   Common stock issued                                             27.6           14.9
   Purchases of common stock for treasury                         (60.4)        (161.8)
   Dividends paid                                                 (78.2)         (78.1)
   Other, net                                                       1.0            8.5
                                                             ----------     ----------
      Net Cash Used by Financing Activities                      (108.6)         (32.3)
                                                             ----------     ----------

Increase (decrease) in Cash and Cash Equivalents             $    (10.6)    $     27.6
                                                             ==========     ==========

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Background

These consolidated condensed financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 26, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2002.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report for the year ended May 27, 2001. The accounting policies used in preparing these consolidated condensed financial statements are the same as those described in our annual report, except as described in Note 4.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.


(2) Pending Acquisition

Our proposed acquisition of the worldwide Pillsbury operations from Diageo plc (Diageo) has been approved by Diageo shareholders and General Mills shareholders, and has received clearance from the European Commission. The U.S. Federal Trade Commission (FTC) is continuing its review.

The acquisition of The Pillsbury Company will be accounted for as a purchase. Under the terms of the July 2000 agreement, we would acquire Pillsbury in a stock-for-stock exchange. The consideration to Diageo would include 141 million shares of our common stock and the assumption of up to $5.14 billion of Pillsbury debt. Up to $642 million of the total transaction value may be repaid to us at the first anniversary of the closing, depending on our stock price at that time. The total cost of the acquisition (exclusive of direct acquisition costs) is estimated at approximately $10.2 billion.

At the time the Pillsbury acquisition was made public, we announced our intention to divest certain Pillsbury businesses. On February 5, 2001, International Multifoods Corporation (IMC) announced it had agreed to purchase the Pillsbury dessert and specialty products businesses for approximately $305 million. IMC, which owns the Robin Hood baking products business in Canada, will also acquire General Mills' Robin Hood flour business in the United States as part of the transaction. The agreement for the sale of these businesses was intended to gain regulatory clearance for General Mills' acquisition of Pillsbury. The IMC transaction is contingent upon FTC approval and the completion of our transaction with Diageo.


(3) Unusual Items

In the first quarter of fiscal 2002, we reached settlements with additional insurance companies that participated in the reinsurance of a property policy covering a 1994 oats handling incident. We recorded $27.4 million pretax income, net of associated costs, related to these settlements. This income was partially offset by pretax charges of (1) $4.6 million associated with our pending acquisition of The Pillsbury Company; (2) $4.5 million, primarily severance, for the exit from the SQUEEZIT beverage business; and (3) $3.5 million, net of anticipated insurance recovery, associated with a flash flood at our Cincinnati, Ohio, cereal plant. The net of these unusual items was $14.8 million pretax income, $9.3 million after tax ($.03 income per diluted share).

In the first quarter of fiscal 2001, we recorded an unusual items charge that reflected certain transaction costs associated with the pending acquisition of The Pillsbury Company. The charge amounted to $.6 million pretax, $.4 million after tax (no impact on earnings per diluted share).

(4) Accounting Rules Adopted

Effective with the first quarter fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. At May 28, 2001, we recorded the cumulative effect of adopting this accounting change, as follows:


                                                                 Included in
                                                                 Accumulated
                                                   Included            Other
                                                         in    Comprehensive
          (Dollars in millions)                    Earnings           Income
                                                   --------         --------

          Pretax                                      (4.9)          (251.4)
          Income tax effects                           1.8             93.4
                                                   -------          -------

              Total                                   (3.1)          (158.0)

          Per diluted share net earnings effect       (.01)              --

The cumulative effect on earnings and on Accumulated Other Comprehensive Income was primarily associated with the impact of lower interest rates on the fair-value calculation for the delayed-starting interest rate swaps we entered into in anticipation of our Pillsbury acquisition and other financing requirements. Refer to Note 5 "Comprehensive Income" and Note 6 "Derivatives and Hedges" for more information.

On May 28, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment. Because we adopted these statements effective with the beginning of our fiscal 2002, we do not have goodwill amortization in the current quarter. Our goodwill amortization expense in the first quarter of 2001 totaled $5.6 million pretax, $5.5 million after tax ($.02 per diluted share). We will test our goodwill for impairment during fiscal 2002 and, if necessary, adjust the carrying value of our goodwill. Refer to Note 7 "Goodwill and Intangibles", for more information.

(5) Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

                                          Thirteen Weeks Ended                   Thirteen Weeks Ended
                                             August 26, 2001                        August 27, 2000
                                    ----------------------------------     ----------------------------------
                                     Pretax         Tax         Net         Pretax        Tax          Net
                                    --------     --------     --------     --------     --------     --------
Earnings                            $  283.4     $  (95.4)    $  188.0     $  244.3     $  (85.4)    $  158.9

Other Comprehensive Income:

 Foreign currency
   translation adjustments               8.0           --          8.0          1.8           --          1.8

 Other Fair Value
   Changes:
     Securities                          2.3          (.8)         1.5          8.6         (3.2)         5.4
     Hedge derivatives                (149.9)        55.7        (94.2)          --           --           --

 Reclassification to earnings
   for hedge derivatives                 1.6          (.6)         1.0           --           --           --

  Cumulative effect of
   adopting SFAS No. 133              (251.4)        93.4       (158.0)          --           --           --
                                    --------     --------     --------     --------     --------     --------

                                      (389.4)       147.7       (241.7)        10.4         (3.2)         7.2
                                    --------     --------     --------     --------     --------     --------
 Comprehensive Income               $ (106.0)    $   52.3     $  (53.7)    $  254.7     $  (88.6)    $  166.1

Accumulated other comprehensive income (loss) balances were as follows (in millions):

                                                                            Aug. 26,    Aug. 27,      May 27,
                                                                              2001        2000         2001
                                                                           --------     --------     --------
 Foreign currency
   translation adjustments                                                 $ (100.5)    $  (99.2)    $ (108.5)
 Unrealized gain (loss) from:
    Securities                                                                 28.6         27.2         27.1
    Hedge derivatives                                                        (251.2)          --           --
 Pension plan minimum liability                                               (11.4)        (6.5)       (11.4)
                                                                           --------     --------     --------

 Accumulated comprehensive income                                          $ (334.5)    $  (78.5)    $  (92.8)

The changes in other comprehensive income are primarily non-cash items.

(6) Derivatives and Hedges

The Company is exposed to certain market risks as a part of its ongoing business operations and uses derivative financial and commodity instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

With the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of May 28, 2001, we record the fair value of all outstanding derivatives in receivables or other liabilities. Gains and losses related to the ineffective portion of any hedge are recorded in various costs and expenses, depending on the nature of the derivative.

Qualifying derivatives are reported as part of hedge arrangements as follows:

CASH FLOW HEDGES

Gains and losses on these instruments are recorded in Other Comprehensive Income until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from Accumulated Other Comprehensive Income to the Consolidated Statements of Earnings on the same line item as the underlying transaction risk.

      *  FOREIGN EXCHANGE RISK

         The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, inter-company product shipments, and inter-company loans. Forward contracts of generally less than twelve months duration are used to hedge some of these risks. Effectiveness is assessed based on changes in spot rates.

      *  INTEREST RATE RISK

         The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt and planned future issuances of fixed rate debt. The Company uses interest rate swaps, including forward-starting swaps, to reduce interest rate volatility, and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions.

         Variable-to-fixed interest rate swaps are accounted for as cash flow hedges, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt.

      *  PRICE RISK

         The Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials. The Company uses the combination of long cash positions with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted purchases over a period of generally less than one year. Commodity contracts are accounted for as cash flow hedges, with effectiveness assessed based on changes in futures prices.

Unrealized losses from cash flow hedges recorded in accumulated other comprehensive income at August 26, 2001, was $251.2 million, primarily related to delayed-starting interest rate swaps we entered into in anticipation of our proposed acquisition of the Pillsbury business and other financing requirements, which will be reclassified into interest expense over the life of the interest rate hedge subsequent to the completion of the acquisition. Other insignificant amounts related to foreign currency and commodity price cash flow hedges will be reclassified, as appropriate, into earnings during the next twelve months.

FAIR VALUE HEDGES

Fair value hedges involve recognized assets, liabilities or firm commitments as the hedge risks.

      *  FOREIGN EXCHANGE TRANSLATION

         The Company is exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related primarily to repatriation of these investments. Forward contracts, generally less than twelve months duration, are used to hedge some of these risks. Effectiveness is assessed based on changes in spot rates. Effective gains and losses on these instruments are recorded as a foreign currency translation adjustment in other comprehensive income.

         The Company enters into foreign currency forward contracts to reduce volatility in the translation of foreign currency earnings to U.S. Dollars. Gains and losses on these instruments are recorded in selling, general and administrative expense, generally reducing the exposure to translation volatility during a full-year period.

      *  INTEREST RATE RISK

         The Company currently uses interest rate swaps to reduce funding costs associated with certain debt issues and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions.

         Fixed-to-variable interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities. Effective gains and losses on these derivatives and the underlying hedged items are recorded as interest expense.


(7) Goodwill and Intangibles

Our adoption of SFAS No. 142, "Goodwill and Intangible Assets" eliminates the amortization of goodwill in our current quarter. Our goodwill amortization expense in the first quarter of 2001 totaled $5.6 million pretax, $5.5 million after tax ($.02 per diluted share). The following table adjusts earnings and earnings per share for the adoption of SFAS No. 142.

(In millions, except per share data)

                                                                 Thirteen Weeks Ended
                                                                 --------------------
                                                                 AUG. 26,    Aug. 27,
                                                                   2001        2000
                                                                 --------    --------
Reported Net Earnings:                                           $  188.0    $  158.9
Addback Goodwill amortization                                          --         5.5
                                                                 --------    --------
Adjusted Net Earnings                                               188.0       164.4
Addback cumulative effect of change
  in accounting principle                                             3.1          --
                                                                 --------    --------
Adjusted earnings before cumulative
  effect of change in accounting principle                          191.1       164.4


Basic Earnings per Share:
  Reported EPS-Basic                                             $    .66    $    .56
  Addback Goodwill amortization                                        --         .02
                                                                 --------    --------
  Adjusted Basic EPS                                                  .66         .58
  Addback cumulative effect of change
    in accounting principle                                           .01          --
                                                                 --------    --------
  Adjusted Basic EPS before cumulative
    effect of change in accounting principle                          .67         .58


Diluted Earnings per Share:
  Reported EPS-Diluted                                           $    .64    $    .55
  Addback Goodwill amortization                                        --         .02
                                                                 --------    --------
  Adjusted Diluted EPS                                                .64         .57
  Addback cumulative effect of change
    in accounting principle                                           .01          --
                                                                 --------    --------
  Adjusted Diluted EPS before cumulative
    effect of change in accounting principle                          .65         .57

(8) Statements of Cash Flows

During the first three months, we made interest payments of $29.1 million (net of amounts capitalized), versus $34.6 million last year. Through three months, we paid $27.7 million in income taxes, compared to $2.3 million during the same period one year ago.


(9) New Accounting Rules

In May 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". The issue addresses recognition and income statement classification of certain sales incentives. In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". The issue addresses when consideration from a vendor is either (a) an adjustment of the selling prices of the vendor's products to the retailer and therefore, should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the retailer to the vendor for assets or services provided by the retailer to the vendor and, therefore, should be included as a cost or expense when recognized on the vendor's income statement. Issues 00-14 and 00-25 will be effective for us in our fourth quarter 2002. Since the adoption of these issues will result only in the reclassification of certain sales incentive and trade promotion expenses from selling, general and administrative expense to a reduction of net sales, it will not affect our financial position or net earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Net cash provided by operating activities increased by $49.6 million from one year ago because of the $29.1 million increase in net earnings in the first three months of 2002 and the improvement in working capital. Working capital improved in this year's first quarter largely because of the receipt of funds related to additional settlements with insurance companies covering a 1994 oats handling incident.

During the first three months, capital expenditures totaled $63.7 million. Fiscal 2002 capital expenditures are estimated to be approximately $300 million, exclusive of any capital expenditures associated with the Pillsbury business we propose to acquire.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

Our long-term outside financing is obtained primarily through our medium-term note program. Activity through three months under this program consisted of debt payments of $17.5 million. We have completely utilized our available capacity under our domestic shelf registration statement. However, we believe that our existing sources of short-term financing, together with our plans for issuance of long-term debt, will be adequate to meet our liquidity and capital needs.

In anticipation of our proposed acquisition of the Pillsbury business and other financing requirements, we have entered into interest rate swap contracts to attempt to lock in our interest rate on associated debt. As of August 26, 2001, these contracts totaled $5.45 billion notional amount and prospectively convert floating-rate debt to an average fixed rate of approximately 6.7 percent with maturities averaging 4.5 years.


RESULTS OF OPERATIONS

Sales for the first quarter totaled $1,771.2 million, up 6 percent from the prior year. Basic earnings per share of 66 cents for the first quarter ended August 26, 2001, were up 18 percent from 56 cents a year earlier. Diluted earnings per share of 64 cents for the first quarter of fiscal 2002 were up 16 percent from 55 cents per share earned in the same period last year.

Reported earnings before the cumulative effect of change in accounting principle were $191.1 million in the first quarter of fiscal 2002 as compared to $158.9 million in fiscal 2001. In addition, there was a $3.1 million charge representing the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. As a result, reported net earnings after tax grew 18 percent to $188.0 million.

Diluted earnings per share in the 2002 first quarter of 64 cents included a 3 cent net gain from unusual items ($9.3 million after tax), and a 1 cent charge related to the adoption of SFAS No. 133 referred to above. Excluding these items, first quarter 2002 earnings per share totaled 62 cents. In the first quarter of 2002, we also adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of goodwill. Prior year first-quarter earnings before unusual items would have been $164.8 million after tax, or 57 cents per diluted share, if goodwill amortization had not been expensed in that period. On this comparable basis, first quarter 2002 earnings after tax grew 10 percent to $181.8 million, and diluted earnings per share grew 9 percent to 62 cents.

Domestic unit volume for the first quarter grew 4 percent. This growth was led by the company's convenience foods business (snacks and yogurt), which posted an 8 percent volume increase. Yogurt volume grew at a double-digit rate, with strong performance from core 6-ounce cup product lines and from EXPRESSE and GO-GURT portable yogurt. Snacks volume grew 5 percent, led by strong performance from NATURE VALLEY granola bars, POP SECRET microwave popcorn and fruit snacks. Combined volume for BETTY CROCKER meals, side dishes and baking products grew 4 percent. Meals and side dish volume grew 5 percent, with double-digit growth for LLOYD'S refrigerated entrees and the BOWL APPETIT! line of microwaveable lunch entrees. BETTY CROCKER Baking Products saw a 4 percent volume increase for the quarter, spurred on by good performance from pouch dessert mixes and family flour. Foodservice volume increased 2 percent above prior year volume, which grew 14 percent.

Unit volume for Big G cereals was down slightly in the first quarter, following a 6 percent unit volume increase in the fourth quarter of 2001. That strong finish reflected expanding distribution for several new products, including HARMONY and WHEATIES ENERGY CRUNCH cereals. First-quarter retail volume for Big G cereals in all ACNielsen-measured outlets grew 5 percent, reflecting good initial consumer response to these new products plus continued good performance by key established cereal brands. U.S. ready-to-eat cereal category volume grew 2 percent in the quarter, and Big G's share of the market's retail dollar sales grew by half a percentage point to approximately 32 percent. New CHEX MORNING MIX, which blends cereal, fruit and nut pieces in convenient single-serving pouches, was introduced in 40 percent of the U.S. in July and is currently expanding to the remainder of the country. In October, Big G plans to begin shipping new FROSTED MINI CHEX cereal to markets comprising about 40 percent of the U.S.

Unit volume for General Mills' international operations grew 11 percent in the first quarter. Snack Ventures Europe (SVE), the company's joint venture with PepsiCo, posted an 8 percent volume gain. This increase was driven by growth in core Western European markets, particularly Spain. Cereal Partners Worldwide
(CPW), the company's joint venture with Nestle, achieved a 10 percent unit volume increase in the first quarter. Earnings after tax for General Mills' international joint ventures exceeded $9 million in the quarter, up sharply from $3 million a year earlier.

Unit volume for the company's wholly owned international businesses grew at a double-digit rate in the first quarter. Canada posted a volume increase of 15 percent driven by double-digit growth in cereal volume. Newer businesses in China and the United Kingdom also contributed to the international volume gain.

Shares Outstanding and Financial Items

Average basic shares outstanding for the quarter increased slightly from 283.7 million shares to 284.7 million shares. Average diluted shares increased from
290.5 million shares to 294.8 million due to the impact of a higher stock price year over year on the calculation of diluted shares. Through three months, the Company has repurchased approximately 1.7 million shares at an average price of $31 per share, including the effect of put and call options.

Interest expense for the quarter totaled $48.9 million, down from the prior year's level due to lower interest rates. The Company's effective tax rate for the quarter was 34.3 percent, down from last year's rate of 35.4 percent in the period. This year's tax rate is lower than last year's primarily due to the elimination of non-deductible goodwill amortization this year.


Item 5. Other Information.

This report contains certain forward-looking statements, which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Cautionary Statement Relevant to Forward-Looking Information" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2001, which lists important factors that could cause actual results to differ materially from those discussed in this report.


Item 6. Exhibits and Reports on Form 8-K.

   (a)   Exhibits

         Exhibit 11    Statement of Computation of Earnings per Share.

         Exhibit 12    Statement of Ratio of Earnings to Fixed Charges.


   (b)   Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the first quarter of fiscal 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GENERAL MILLS, INC.
                                        ----------------------------------------
                                                      (Registrant)


Date  October 4, 2001                                         /s/ S. S. Marshall
      ---------------                   ----------------------------------------
                                        S. S. Marshall
                                        Senior Vice President,
                                        General Counsel


Date  October 4, 2001                                            /s/ K. L. Thome
      ---------------                   ----------------------------------------
                                        K. L. Thome
                                        Senior Vice President,
                                        Financial Operations