Form 10-Q
period 2001-11-25
GENERAL MILLS INC
filed 2002-01-09
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 25, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______




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


As of December 18, 2001, General Mills had 365,279,838 shares of its $.10 par value common stock outstanding (excluding 137,026,826 shares held in treasury).

                          Part I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited) (In Millions, Except per Share Data)

                                                Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                            ----------------------------    -----------------------------
                                              NOV. 25,        Nov. 26,        NOV. 25,         Nov. 26,
                                                2001            2000            2001             2000
                                            ------------    ------------    ------------     ------------
Sales                                       $    2,342.6    $    1,895.2    $    4,113.8     $    3,570.1

Costs and Expenses:
   Cost of sales                                 1,039.8           753.1         1,760.2          1,406.4
   Selling, general and administrative             917.1           784.7         1,656.0          1,509.6
   Interest, net                                    68.7            52.4           117.6            107.2
   Unusual items                                   109.0             1.0            94.2              1.6
                                            ------------    ------------    ------------     ------------
     Total Costs and Expenses                    2,134.6         1,591.2         3,628.0          3,024.8
                                            ------------    ------------    ------------     ------------

Earnings before Taxes and Earnings
     from Joint Ventures                           208.0           304.0           485.8            545.3

Income Taxes                                        80.5           107.2           175.9            192.6

Earnings from Joint Ventures                         3.3             5.9            12.0              8.9
                                            ------------    ------------    ------------     ------------

Earnings before cumulative effect
    of change in accounting principle              130.8           202.7           321.9            361.6

Cumulative effect of change
   in accounting principle                            --              --            (3.1)              --
                                            ------------    ------------    ------------     ------------

Net Earnings                                $      130.8    $      202.7    $      318.8     $      361.6
                                            ============    ============    ============     ============

Earnings per Share - Basic

   Earnings before cumulative effect
    of change in accounting principle       $        .43   $         .72   $        1.09    $        1.28

   Cumulative effect of change
    in accounting principle                           --              --            (.01)              --
                                            ------------    ------------    ------------     ------------

   Earnings per Share - Basic               $        .43   $         .72   $        1.08    $        1.28
                                            ============    ============    ============     ============

Average Number of Common Shares                    307.4           282.9           296.0            283.3
                                            ============    ============    ============     ============

Earnings per Share - Diluted

   Earnings before cumulative effect
    of change in accounting principle       $        .41   $         .70   $        1.05    $        1.25

   Cumulative effect of change
    in accounting principle                           --              --            (.01)              --
                                            ------------    ------------    ------------     ------------

   Earnings per Share - Diluted             $        .41   $         .70   $        1.04    $        1.25
                                            ============    ============    ============     ============

Average Number of Common Shares -
   Assuming Dilution                               318.3           290.2           306.6            290.3
                                            ============    ============    ============     ============

Dividends per Share                         $       .275  $         .275  $         .550   $         .550
                                            ============    ============    ============     ============

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In Millions)

                                                       (Unaudited)     (Unaudited)
                                                       -----------     ----------
                                                       NOVEMBER 25,    November 26,     May 27,
                                                          2001            2000           2001
                                                       -----------     ----------     ----------
ASSETS
Current Assets:
   Cash and cash equivalents                           $     853.5     $     66.9     $     64.1
   Receivables                                             1,218.8          588.9          664.0
   Inventories:
     Valued primarily at FIFO                                423.0          251.1          282.3
     Valued at LIFO (FIFO value exceeds LIFO by
        $29.8, $30.4 and $29.8, respectively)                656.3          311.1          236.6
   Prepaid expenses and other current assets                 222.3           83.8           99.3
   Deferred income taxes                                      61.9           65.9           61.9
   Assets held for sale                                      641.0             --             --
                                                       -----------     ----------     ----------
        Total Current Assets                               4,076.8        1,367.7        1,408.2
                                                       -----------     ----------     ----------

Land, Buildings and Equipment, at Cost                     4,581.3        3,060.0        3,179.3
   Less accumulated depreciation                          (1,764.1)      (1,608.8)      (1,678.1)
                                                       -----------     ----------     ----------
        Net Land, Buildings and Equipment                  2,817.2        1,451.2        1,501.2
Goodwill                                                   8,377.2          815.0          804.0
Other Intangible Assets                                       83.4           55.3           66.0
Other Assets                                               1,769.7        1,210.2        1,311.8
                                                       -----------     ----------     ----------

Total Assets                                           $  17,124.3     $  4,899.4     $  5,091.2
                                                       ===========     ----------     ----------

LIABILITIES AND EQUITY
Current Liabilities:
   Accounts payable                                    $   1,183.7     $    568.9     $    619.1
   Current portion of long-term debt                         583.6          347.8          349.4
   Notes payable                                           7,220.5        1,117.1          857.9
   Accrued taxes                                              83.0          160.6          111.1
   Other current liabilities                                 738.3          256.2          271.3
                                                       -----------     ----------     ----------
        Total Current Liabilities                          9,809.1        2,450.6        2,208.8
Long-term Debt                                             2,206.4        2,026.4        2,221.0
Deferred Income Taxes                                        418.1          307.2          349.5
Deferred Income Taxes - Tax Leases                            75.2           82.2           73.7
Other Liabilities                                          1,062.8          193.9          186.0
                                                       -----------     ----------     ----------
        Total Liabilities                                 13,571.6        5,060.3        5,039.0
                                                       -----------     ----------     ----------

Stockholders' Equity:
   Cumulative preference stock, none issued                     --             --             --
   Common stock, 502.3 shares issued                       5,698.1          695.2          744.7
   Retained earnings                                       2,630.1        2,320.2        2,467.6
   Less common stock in treasury, at cost, shares
     of 137.3, 124.5 and 123.1, respectively              (4,351.0)      (3,026.2)      (3,013.9)
   Unearned compensation                                     (54.3)         (60.7)         (53.4)
   Accumulated other comprehensive income                   (370.2)         (89.4)         (92.8)
                                                       -----------     ----------     ----------
        Total Stockholders' Equity                         3,552.7         (160.9)          52.2
                                                       -----------     ----------     ----------

Total Liabilities and Equity                           $  17,124.3     $  4,899.4     $  5,091.2
                                                       ===========     ==========     ==========

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited) (In Millions)

                                                                Twenty-six Weeks Ended
                                                              --------------------------
                                                              NOVEMBER 25,  November 26,
                                                                  2001          2000
                                                               ----------   ----------
Cash Flows - Operating Activities:
   Net earnings                                                $    318.8   $    361.6
   Adjustments to reconcile net earnings to cash flow:
      Depreciation and amortization                                 114.0        104.0
      Deferred income taxes                                          16.8          6.4
      Change in current assets and liabilities
            excluding effects of businesses acquired               (116.8)      (138.7)
      Tax benefit on exercised options                               25.2         13.0
      Cumulative effect of change
            in accounting principle                                   3.1           --
      Unusual items expense                                          94.2          1.6
      Other, net                                                    (44.9)       (38.6)
                                                               ----------   ----------
   Cash provided by continuing operations                           410.4        309.3
   Cash used by discontinued operations                              (1.4)         (.9)
                                                               ----------   ----------
      Net Cash Provided by Operating Activities                     409.0        308.4
                                                               ----------   ----------

Cash Flows - Investment Activities:
   Purchases of land, buildings and equipment                      (142.8)      (137.8)
   Investments in businesses, intangibles and affiliates,
      net of investment returns and dividends                    (3,592.9)       (57.6)
   Purchases of marketable investments                              (96.1)       (14.2)
   Proceeds from sale of marketable investments                      45.7           .8
   Proceeds from disposal of land, buildings & equipment              8.4           .4
   Proceeds from disposition of businesses                          299.4           --
   Other, net                                                        (4.2)       (11.2)
                                                               ----------   ----------
      Net Cash Used by Investment Activities                     (3,482.5)      (219.6)
                                                               ----------   ----------

Cash Flows - Financing Activities:
   Change in notes payable                                        6,362.1         37.5
   Issuance of long-term debt                                         6.6        289.8
   Payment of long-term debt                                        (23.2)       (82.6)
   Common stock issued                                               75.7         41.4
   Purchases of common stock for treasury                        (2,408.5)      (173.4)
   Dividends paid                                                  (156.6)      (155.9)
   Other, net                                                         6.8         (4.3)
                                                               ----------   ----------
      Net Cash Provided (Used) by Financing Activities            3,862.9        (47.5)
                                                               ----------   ----------

Increase in Cash and Cash Equivalents                          $    789.4   $     41.3
                                                               ==========   ==========

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Background

These consolidated condensed financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the twenty-six weeks ended November 25, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2002.

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

(2) Acquisition

On October 31, 2001, we acquired the worldwide Pillsbury operations from Diageo plc (Diageo). Pillsbury, based in Minneapolis, Minnesota, produces and distributes leading food brands including Pillsbury refrigerated dough and baked goods, Green Giant canned and frozen vegetables, Old El Paso Mexican foods, Progresso soups, Totino's frozen pizza products and a wide range of foodservice products. Pillsbury had sales of $6.1 billion in its fiscal year ended June 30, 2001, including businesses subsequently divested.

We believe that adding Pillsbury's businesses gives us more opportunities for product innovation in faster-growing U.S. Retail categories like refrigerated dough, frozen snacks and ready-to-serve soup -- categories where Pillsbury's major brands hold leading positions. With Pillsbury, we now have a larger foodservice business, providing greater opportunities for channel expansion. Because Pillsbury has significant international operations, the addition of Pillsbury has expanded our growth opportunities in markets outside the United States. Finally, we believe our combination with Pillsbury will provide opportunities for significant cost savings.

The transaction was accounted for as a purchase. Under terms of the agreement between General Mills and Diageo, General Mills acquired Pillsbury in a stock and cash transaction. Consideration to Diageo included 134 million common shares of General Mills. Under a stockholders agreement, Diageo had a put option to sell directly to General Mills 55 million shares of General Mills common stock at a price of $42.14 per share, which Diageo exercised on November 1, 2001. Therefore, those 55 million shares were valued at a total of $2,318 million. Based on the three-day average selling price prior to the closing of $45.27 per share, the 79 million shares of General Mills common stock retained by Diageo were valued at $3,576 million. Therefore, the total stock consideration was $5,894 million. The cash paid to Diageo and assumed debt of Pillsbury totaled $3,830 million. As a result, the total acquisition consideration (exclusive of direct acquisition costs) was approximately $9,724 million.

Under the terms of the agreement, Diageo holds contingent value rights of up to $5 per share to be paid to Diageo on the eighteen-month anniversary of the deal closing for all General Mills shares Diageo continues to hold on that date, depending on General Mills stock price at that time. If the General Mills stock price is less than $49 per share at the 18-month anniversary, Diageo will receive an amount per share equal to the difference between $49 and the actual General Mills stock trading price, up to a maximum of $5 per share.

The stockholders agreement between General Mills and Diageo includes a standstill provision, under which Diageo is precluded from buying additional shares in General Mills for a 20-year period following the close of the transaction, or for three years following the date on which Diageo owns less than 5 percent of General Mills' outstanding shares, whichever is earlier. The agreement also generally requires pass-through voting by Diageo, so its shares will be voted in the same proportion as the other General Mills shares are voted. So long as Diageo owns at least 50 percent of the 134 million shares it originally received in this transaction, Diageo may designate two individuals to the General Mills board of directors.

The excess of the purchase price over the estimated fair value of the net assets purchased was approximately $8 billion. The allocation of the purchase price is based on preliminary estimates, subject to revisions when appraisals and integration plans have been finalized. Revisions to the allocation, which may be significant, will be reported in a future period as changes to various assets and liabilities, including goodwill, other intangible assets, and deferred income taxes. As of November 25, 2001, the goodwill balance includes all of the excess purchase price of the Pillsbury acquisition, as the valuation of specific intangible assets has not yet been completed. We do not anticipate significant amounts to be allocated to amortizable intangible assets and, therefore, the amount of intangibles amortization is not expected to be material to the results of operations in future periods.

In order to obtain regulatory clearance for the acquisition of Pillsbury, we arranged to divest certain businesses. On November 13, 2001, International Multifoods Corporation (IMC) purchased the Pillsbury dessert and specialty products businesses as well as certain General Mills' brands and the General Mills' Toledo production facilities for $316 million. IMC acquired Pillsbury dessert mixes and frosting, Hungry Jack potatoes and nonperishable breakfast items, Martha White dessert mixes, Pillsbury's Best flour, Pillsbury non-custom foodservice baking mix business, and Pet evaporated milk and dry creamer businesses. IMC, which owns the Robin Hood baking products business in Canada, also acquired General Mills' Robin Hood flour business in the United States, Softasilk flour, LaPina flour, Red Band flour, and Farmhouse Foods rice and pasta dishes as part of the transaction. After-tax cash proceeds from this transaction are being used to reduce the debt incurred in the company's acquisition of the worldwide Pillsbury operations. Additionally, pursuant to the agreement with IMC, General Mills expects to expend approximately $70 million for the purchase and installation of certain production assets.

As part of the transaction, IMC received an exclusive royalty-free license to use the Doughboy trademark and Pillsbury brand in the desserts and baking mix categories. The licenses are renewable without cost in 20-year increments at International Multifoods' discretion. Since the sale of the assets to IMC was integral to the Pillsbury acquisition, and because the assets sold were adjusted to fair market value as part of the purchase of Pillsbury, there was no gain or loss recorded on the sale in the Company's consolidated statement of earnings.

In addition, Pillsbury had a 50 percent equity interest in Ice Cream Partners USA LLC (ICP), a joint venture Pillsbury formed with Nestle USA during fiscal 2000 for the manufacture, marketing and distribution of Haagen-Dazs and Nestle ice cream products in the United States. On December 26, 2001, Nestle USA exercised its right, triggered by the change of ownership of Pillsbury, to buy the 50 percent stake of ICP that it did not already own. Nestle agreed to pay us $641 million for our 50 percent of the joint venture and a long-term, paid-in-full license for the Haagen-Dazs brands in the United States.

We are reconfiguring our cereal production as a result of selling our Toledo, Ohio, plant to IMC. We are also incurring a number of one-time costs associated with the acquisition of Pillsbury, and the associated divestiture of certain businesses and assets to IMC. See Note 3 "Unusual Items".

In addition to the above, we are evaluating plans to consolidate manufacturing, warehouse and distribution activities into fewer locations. The closure of certain Pillsbury facilities could result in additional severance and other exit liabilities, which would increase the excess purchase price. These amounts will be recorded on our consolidated balance sheet as adjustments to the excess purchase price when plans have been finalized and announced. The integration of Pillsbury into General Mills' operations may result in the restructuring of certain General Mills' activities. These actions could result in unusual charges, which will be recorded as expense in our consolidated statements of earnings in the period during which plans are finalized.

Actual results of acquired business operations are included in the consolidated statement of earnings for the period from November 1, 2001 through November 25, 2001. The following unaudited pro forma information presents a summary of our consolidated results of operations and the acquired Pillsbury operations as if the acquisition had occurred on May 29, 2000.

                                               Thirteen weeks ended       Twenty-six weeks ended
                                              ----------------------      ----------------------
                                              Nov. 25,      Nov. 26,      Nov. 25,      Nov. 26,
In Millions, Except per Share Data              2001          2000          2001          2000
------------------------------------------------------------------------------------------------
Sales                                         $ 3,489       $ 3,531       $ 6,423       $ 6,468
Earnings before cumulative effect
 of change in accounting principle                148           316           356           511
Net earnings                                      148           316           353           511
Earnings per Share - Basic
 EPS before cumulative effect
   of change in accounting principle              .41           .87           .98          1.41
 Net EPS - Basic                                  .41           .87           .97          1.41
Earnings Per Share - Diluted
 EPS before cumulative effect
   of change in accounting principle              .40           .86           .95          1.38
 Net EPS - Diluted                                .40           .86           .94          1.38
------------------------------------------------------------------------------------------------

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that would have been expected to result from the integration of the Pillsbury businesses. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on May 29, 2000, or of future results of the consolidated entities.

(3) Unusual Items

In the second quarter of fiscal 2002, we recorded unusual items totaling $109.0 million pretax expense, $68.5 million after tax ($.22 per diluted share), representing $24.8 million pretax of Pillsbury integration costs and $86.8 million pretax of cereal reconfiguration charges, partially offset by additional insurance settlements of $2.6 million pretax covering a 1994 oats handling incident. Last year's second quarter included unusual items reflecting certain transaction costs associated with the acquisition of The Pillsbury Company, which amounted to $1.0 million pretax, $.6 million after tax (no impact on earnings per diluted share).

For the six months ended November 25, 2001, unusual items totaled $94.2 million pretax expense, $59.2 million after tax ($.19 per diluted share), representing $29.3 million pretax of Pillsbury transaction/integration costs; $86.8 million pretax of cereal reconfiguration charges; $4.5 million pretax charges for the exit from the Squeezit beverage business; and $3.5 million pretax, net of insurance recovery, associated with a flash flood at our Cincinnati, Ohio, cereal plant; partially offset by additional insurance settlements of $29.9 million pretax covering a 1994 oats handling incident. For the six months last year, unusual items reflected certain transaction costs associated with the acquisition of The Pillsbury Company, which amounted to $1.6 million pretax, $1.0 million after tax (no impact on earnings per diluted share).

(4) Accounting Rules Adopted

Effective with the first quarter fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. On the first day of the current fiscal year, we recorded the cumulative effect of adopting this accounting change, as follows:


                                                                     Included in
                                                                     Accumulated
                                               Included                    Other
                                                     in            Comprehensive
     (Dollars in millions)                     Earnings                   Income
                                               --------                 --------

     Pretax                                       (4.9)                  (251.4)
     Income tax effects                            1.8                     93.4

                                               --------                 --------

         Total                                    (3.1)                  (158.0)
                                               ========                 --------

     Per diluted share net earnings effect        (.01)                     N/A
                                               --------                 ========

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

On May 28, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment. Because we adopted these statements effective with the beginning of our fiscal 2002, we do not have goodwill amortization in the current year. Our goodwill amortization expense in the second quarter of 2001 totaled $5.7 million pretax, $5.5 million after tax ($.02 per diluted share). Goodwill amortization expense in the first six months of 2001 totaled $11.3 million pretax, $11.0 million after tax ($.03 per diluted share). We will test our goodwill for impairment during fiscal 2002 and, if necessary, adjust its carrying value. Refer to Note 7 "Goodwill and Intangibles", for more information.

(5) Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

                                          Thirteen Weeks Ended             Thirteen Weeks Ended
                                           November 25, 2001                 November 26, 2000
                                    ------------------------------   ------------------------------
                                     Pretax      Tax         Net      Pretax      Tax         Net
                                    --------   -------    --------   --------   --------   --------
Net Earnings                        $          $          $  130.8   $          $          $  202.7

Other Comprehensive Income:
 Foreign currency
   translation adjustments              (3.3)        --       (3.3)     (11.6)        .4      (11.2)
 Other fair value
   changes:
     Securities                          (.3)        .1        (.2)        .5        (.2)        .3
     Hedge derivatives                 (82.1)      30.5      (51.6)        --         --         --
 Reclassification to earnings
   for hedge derivatives                30.8      (11.4)      19.4         --         --         --
                                    --------   --------   --------   --------   --------   --------

                                    $  (54.9)  $   19.2   $  (35.7)  $  (11.1)  $     .2   $  (10.9)
                                    --------   --------   --------   --------   --------   --------

 Comprehensive Income                                     $   95.1                         $  191.8
                                                          ========                         ========


                                        Twenty-Six Weeks Ended            Twenty-Six Weeks Ended
                                           November 25, 2001                 November 26, 2000
                                    ------------------------------   ------------------------------
                                     Pretax      Tax         Net      Pretax      Tax         Net
                                       --------   -------    --------   --------   --------   --------
Net Earnings                        $          $          $  318.8   $          $          $  361.6

Other Comprehensive Income:
 Foreign currency
   translation adjustments               4.7         --        4.7       (9.8)        .4       (9.4)
 Other fair value
   changes:
     Securities                          2.0        (.7)       1.3        9.1       (3.4)       5.7
     Hedge derivatives                (232.0)      86.2     (145.8)        --         --         --
 Reclassification to earnings
   for hedge derivatives                32.4      (12.0)      20.4         --         --         --
 Cumulative effect of
   adopting SFAS No. 133              (251.4)      93.4     (158.0)        --         --         --
                                    --------   --------   --------   --------   --------   --------
                                    $ (444.3)  $  166.9   $ (277.4)  $    (.7)  $   (3.0)  $   (3.7)
                                    --------   --------   --------   --------   --------   --------

 Comprehensive Income                                     $   41.4                         $  357.9
                                                          ========                         ========


Accumulated other comprehensive income (loss) balances were as follows (in millions):

                                                                      Nov. 25,   Nov. 26,   May 27,
                                                                        2001       2000       2001
                                                                      -------    -------    -------
   Foreign currency
     translation adjustments                                          $(103.8)   $(110.4)   $(108.6)
   Unrealized gain (loss) from:
       Securities                                                        28.4       27.5       27.2
       Hedge derivatives                                               (283.4)        --         --
   Pension plan minimum liability                                       (11.4)      (6.5)     (11.4)
                                                                      -------    -------    -------

   Accumulated comprehensive income                                   $(370.2)   $ (89.4)   $ (92.8)
                                                                      =======    =======    =======

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

Unrealized losses from cash flow hedges recorded in accumulated other comprehensive income for the twenty-six weeks ended November 25, 2001, was $283.4 million, primarily related to interest rate swaps we entered into in anticipation of our proposed acquisition of the Pillsbury business and other financing requirements, which are being reclassified into interest expense over the life of the interest rate hedge. Other insignificant amounts related to foreign currency and commodity price cash flow hedges will be reclassified, as appropriate, into earnings during the next twelve months.

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

(7) Goodwill and Intangibles

Our adoption of SFAS No. 142, "Goodwill and Intangible Assets" results in the elimination of goodwill amortization in our current year. The following table adjusts prior-year earnings and earnings per share for the adoption of SFAS No. 142.

(In millions, except per share data)

                                               Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                              ----------------------    ----------------------
                                               Nov. 25,     Nov. 26,     Nov. 25,     Nov. 26,
                                                 2001         2000         2001         2000
                                              ---------    ---------    ---------    ---------
Reported Net Earnings                         $   130.8    $   202.7    $   318.8    $   361.6
Addback goodwill amortization                        --          5.5           --         11.0
                                              ---------    ---------    ---------    ---------
Adjusted Net Earnings                             130.8        208.2        318.8        372.6
Addback cumulative effect of change
  in accounting principle                            --           --          3.1           --
                                              ---------    ---------    ---------    ---------
Adjusted earnings before cumulative
  effect of change in accounting
  principle                                       130.8        208.2        321.9        372.6
                                              =========    =========    =========    =========
Earnings per Share - Basic:
  Reported EPS - Basic                        $     .43    $     .72    $    1.08    $    1.28
  Addback goodwill amortization                      --          .02           --          .04
                                              ---------    ---------    ---------    ---------

  Adjusted EPS - Basic                              .43          .74         1.08         1.32
  Addback cumulative effect of change
    in accounting principle                          --           --          .01           --
                                              ---------    ---------    ---------    ---------
  Adjusted Basic EPS before cumulative
    effect of change in accounting
    principle                                       .43          .74         1.09         1.32
                                              ==========   ==========   =========    =========

Earnings per Share - Diluted:
  Reported EPS - Diluted                      $     .41    $     .70   $     1.04    $    1.25
  Addback goodwill amortization                      --          .02           --          .03
                                              ---------    ---------   ----------    ---------

  Adjusted EPS - Diluted                            .41          .72         1.04         1.28
  Addback cumulative effect of change
        in accounting principle                      --           --          .01           --
                                              ---------    ---------    ---------    ---------
  Adjusted Diluted EPS before cumulative
    effect of change in accounting
    principle                                       .41          .72         1.05         1.28
                                              =========   ==========   ==========   ==========

(8) Statements of Cash Flows

During the first six months, we made interest payments of $84.8 million (net of amounts capitalized), versus $110.4 million last year. Through six months, we paid $132.2 million in income taxes, compared to $111.0 million during the same period one year ago.

In addition, as discussed in Note 2 "Acquisition", we had a large non-cash item in the second quarter, when we issued 134 million common shares of General Mills to Diageo plc for the acquisition of Pillsbury.

(9) Operating Segments

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories.

As a result of our acquisition of Pillsbury on October 31, 2001, we are in the process of restructuring our management and supply chain organizations to accommodate the integration of the Pillsbury product lines. We will be reporting financial results in future quarterly filings that are consistent with our new organization and the criteria outlined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

(10) New Accounting Rules

In May 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". The issue addresses recognition and income statement classification of certain sales incentives. In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". The issue addresses when consideration from a vendor is either (a) an adjustment of the selling prices of the vendor's products to the retailer and, therefore, should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the retailer to the vendor for assets or services provided by the retailer to the vendor and, therefore, should be included as a cost or expense when recognized on the vendor's income statement. Issues 00-14 and 00-25 will be effective for us in our fourth quarter 2002. Since the adoption of these issues will result only in the reclassification of certain sales incentive and trade promotion expenses from selling, general and administrative expense to a reduction of net sales, it will not affect our financial position or net earnings.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets". The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, which will be our fiscal 2003. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements as it relates to assets held for sale or disposal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Net cash provided by operating activities increased by $100.6 million in the first half of fiscal 2002 from one year ago. The increase primarily reflects increased earnings excluding non-cash unusual items.

During the first six months, capital expenditures totaled $142.8 million. Fiscal 2002 capital expenditures are estimated to be approximately $600 million. Our capital expenditures estimate is higher than the $300 million estimated last quarter because of anticipated capital expenditures associated with the Pillsbury business we acquired on October 31, 2001, as well as construction costs for expansion of our new headquarters building due to the acquisition. Additional capital investment will include information system costs to integrate Pillsbury into our SAP system.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

On October 30, 2001, in connection with the acquisition of Pillsbury and the subsequent buyback of shares from Diageo, we entered into a 364-day, $4.95 billion credit facility maturing on October 29, 2002, which was amended on November 9, 2001 to $6.0 billion. The proceeds from the sale of certain businesses to International Multifoods and the sale of Ice Cream Partners to Nestle reduced the credit facility commitment to $5.4 billion. By calendar year-end, all of our initial borrowings under the facility agreement had been refinanced through the issuance of commercial paper. We intend to issue debt in the capital markets to refinance a portion of our short-term debt on a long-term basis. We believe that cash from operations, existing credit facilities and the issuance of short-term notes will be sufficient to meet our working capital needs and planned capital expenditures.

RESULTS OF OPERATIONS

Sales for the second quarter totaled $2,342.6 million, up 24 percent from the prior year. Second-quarter results include three weeks of the Pillsbury business, which was acquired October 31, 2001. Excluding contributions from the Pillsbury operations, and adjusting for businesses sold to International Multifoods during the quarter, General Mills sales grew 3 percent.

Reported earnings were $130.8 million in the second quarter of fiscal 2002, down 35 percent from $202.7 million in fiscal 2001. Basic earnings per share of 43 cents for the second quarter ended November 25, 2001, were down 40 percent from 72 cents a year earlier. Diluted earnings per share of 41 cents for the second quarter of fiscal 2002 were down 41 percent from 70 cents per share earned in the same period last year.

The second quarter includes unusual items of $109.0 million ($68.5 million after tax, or 22 cents per diluted share). Approximately 80 percent of this expense reflects costs associated with reconfiguring General Mills' U.S. cereal production, necessitated by the sale of the company's Toledo manufacturing facility to International Multifoods. The remaining one-time expense represents acquisition-related costs, primarily severance. Earnings after tax, excluding unusual items, declined 2 percent to $199.3 million. Diluted earnings per share excluding unusual items decreased 10 percent to 63 cents in the most recent second quarter compared to 70 cents in last year's second quarter, largely due to a 10 percent increase in General Mills average shares outstanding. During the second quarter, earnings before interest and taxes (EBIT) excluding unusual items grew 8 percent to $385.7 million.

In the first quarter of 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of goodwill. Prior year second-quarter earnings before unusual items would have been $208.2 million after tax, or $.72 per diluted share, if goodwill amortization had not been expensed in that period. On this comparable basis, second-quarter 2002 earnings after tax declined 37 percent from $208.2 million to $130.8 million, and diluted earnings per share declined 43 percent from 72 cents to 41 cents. Adjusting for unusual items and adjusting for goodwill amortization, comparable second quarter diluted earning per share dropped 13 percent from 72 cents last year to 63 cents this year.


First-Half Results

First-half sales of $4,113.8 million were up 15 percent from the first six months one year ago. Excluding the incremental contribution from Pillsbury and divested businesses, first-half sales grew 4 percent. First-half earnings after tax declined 12 percent from $361.6 million last year to $318.8 million this year. Through six months, General Mills' basic earnings per share of $1.08 were down 16 percent from $1.28 last year. Diluted earnings per share for the first half of the fiscal year totaled $1.04, down 17 percent from $1.25 in fiscal 2001.

In addition, there was a $3.1 million charge (1 cent per diluted share) at the beginning of the current year representing the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. As a result, reported net earnings before the cumulative effect of change in accounting principle decreased 11 percent to $321.9 million in the first half of fiscal 2002 as compared to $361.6 million in the same period in fiscal 2001.

Diluted earnings per share in the 2002 first half of $1.05 included a 19-cent net charge from unusual items. Excluding unusual items, first-half 2002 earnings per share totaled $1.24, down 1 percent from $1.25 last year. Last year's six-month earnings before unusual items and before the adoption of SFAS No. 142 treatment of goodwill amortization, were $362.6 million. However, earnings before unusual items would have been $373.6 million after tax, or 1.29 per diluted share if goodwill amortization had not been expensed in that period. On this comparable basis, first-half 2002 earnings after tax grew 2 percent to $381.1 million from $373.6 million last year, and diluted earnings per share declined 4 percent to $1.24 from $1.29 last year.

Operating Highlights - General Mills Heritage U.S. Business

Second-quarter domestic unit volume for General Mills heritage businesses grew 3 percent. This growth was led by the company's convenience foods businesses (snacks and yogurt), which posted a 12 percent volume increase for the quarter. Yogurt volume grew at a double-digit rate, with strong performance from core 6-ounce cup product lines and Go-GURT and Expresse portable yogurt. Snacks volume grew 10 percent in the quarter reflecting strong performance by salty snacks and Nature Valley Granola Bars.

Combined volume for Betty Crocker meals, side dishes and baking products (excluding divested businesses) declined 2 percent in the second quarter. Meals volume declined, reflecting competitive new product introductions in the add-chicken dinner mix segment. Excluding chicken varieties, Helpers franchise volume is flat fiscal year-to-date. Betty Crocker side dishes posted gains in the quarter. Second-quarter Baking Products volume was essentially even.

Unit volume for Big G cereals was up slightly in the quarter and flat through the first half. New products, including Harmony, Wheaties Energy Crunch, Milk 'n Cereal Bars and Chex Morning Mix contributed strongly in the quarter, offsetting declines in established cereals. Frosted Mini Chex began regional roll-out in October and is expected to complete its national launch in the third quarter.

Foodservice second-quarter volume increased 6 percent, led by strong growth in snacks and yogurt in traditional foodservice outlets, and by increasing sales in convenience stores.

Operating Highlights - General Mills Heritage International Business

Unit volume for General Mills' heritage international operations grew 7 percent in the second quarter, and 9 percent through the first half. In the quarter, Snack Ventures Europe (SVE) posted a 7 percent volume gain. Cereal Partners Worldwide (CPW) achieved a 6 percent unit volume increase in the second quarter, led by the United Kingdom, Asia and several Latin American markets. Earnings after tax for General Mills' international joint ventures (CPW and SVE) totaled $5.1 million in the second quarter, down from $6.0 million a year earlier, as SVE invested in spending on new product and sales initiatives at the end of its fiscal year. Through the first half, General Mills' international joint ventures earnings after tax were $14.7 million, up 62 percent from $9.1 million last year.

Total joint venture income for the second quarter was $3.3 million, including development spending for 8th Continent, the company's soy foods venture with Dupont. Pillsbury joint venture results also will be included in equity income beginning in the third quarter of fiscal 2002.

Summary Comment on Heritage Pillsbury Businesses

Note: General Mills' second-quarter results include only 3 weeks of Pillsbury domestic businesses (November 1 to 25, 2001). The following comments on September through November shipment trends are provided for informational purposes only.

Total Pillsbury unit volume, excluding divested businesses, declined 3 percent in the three-months ended November 30, 2001. Combined volume for Pillsbury retail businesses was down 4 percent, as declines in Green Giant canned vegetables and refrigerated biscuits more than offset gains in several established lines, including Totino's pizza and hot snacks, and volume contributions from the new line of Pillsbury frozen baked goods. Pillsbury foodservice volume was down 2 percent in the quarter, in line with recent category volume trends. Pillsbury international volume was up slightly for the quarter.

Financial Highlights

Book stockholders' equity increased in the quarter, reflecting the net issuance to Diageo of 79 million shares. Average diluted shares outstanding for the quarter were 318.3 million, up from an average 290.2 million in last year's period. During the quarter, exclusive of shares purchased from Diageo, the company repurchased approximately 800,000 shares of common stock at an average price of approximately $27 dollars per share, including the effect of put and call options. For six months, average diluted shares increased from 290.3 million shares to 306.6 million shares. Through six months, exclusive of shares purchased from Diageo, the Company has repurchased approximately 2.5 million shares at an average price of $30 per share, including the effect of put and call options. General Mills currently does not plan on making material stock repurchases through fiscal 2004.

In addition to the increase in stockholders' equity, General Mills debt and goodwill balances also increased to account for the Pillsbury acquisition. Goodwill and intangibles associated with the Pillsbury acquisition totaled approximately $8 billion. Goodwill includes all of the excess purchase price of the Pillsbury acquisition, as the valuation of specific intangible assets has not yet been completed.

Interest expense for the quarter totaled $68.7 million, up from the prior year's level of $52.4 million due to increased debt levels associated with the acquisition of Pillsbury. The Company's effective tax rate for the quarter excluding unusual items was 38.2 percent, up from last year's rate of 35.3 percent in the period. This year's tax rate is higher than last year's rate as a result of the acquisition.

                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  The Annual Meeting of Stockholders was held on September 24, 2001.

     (b)  All directors nominated were elected at the Annual Meeting.

     (c)  For the election of directors, the results were as follows:

              Stephen R. Demeritt       For           236,716,325
                                        Withheld        3,172,770

              Livio D. DeSimone         For           236,515,077
                                        Withheld        3,374,018

              William T. Esrey          For           236,637,839
                                        Withheld        3,251,256

              Raymond V. Gilmartin      For           236,698,337
                                        Withheld        3,190,758

              Judith R. Hope            For           236,544,205
                                        Withheld        3,344,890

              Robert L. Johnson         For           236,575,372
                                        Withheld        3,313,723

              Heidi G. Miller           For           236,604,098
                                        Withheld        3,284,997

              Stephen W. Sanger         For           236,707,170
                                        Withheld        3,181,925

              A. Michael Spence         For           236,655,259
                                        Withheld        3,233,836

              Dorothy A. Terrell        For           229,406,540
                                        Withheld       10,482,555

              Raymond G. Viault         For           236,683,365
                                        Withheld        3,205,730


     The ratification of the appointment of KPMG LLP as auditors for fiscal 2002 was approved:

                                      For:            237,499,754
                                  Against:              1,010,346
                                  Abstain:              1,378,995

     The adoption of amended and restated General Mills, Inc. 2001 Compensation Plan for Non-Employee Directors was approved:

                                      For:            153,981,561
                                  Against:             83,012,777
                                  Abstain:              2,894,757

     The Stockholder Proposal on Labeling Genetically Engineered Food Products was rejected:

                                      For:             18,382,595
                                  Against:            176,966,059
                                  Abstain:              9,420,520
                          Broker Non-Vote:             35,119,921

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

     (a) Exhibits:

         Exhibit 11     Statement of Computation of Earnings per Share.

         Exhibit 12     Statement of Ratio of Earnings to Fixed Charges.


     (b) Reports on Form 8-K:

         (i) On November 2, 2001, the Company filed a Report on Form 8-K to report that, on October 31, 2001, the Registrant completed the acquisition from Diageo plc of Diageo's worldwide Pillsbury operations.

         (ii) On November 5, 2001, the Company filed a Report on Form 8-K/A to amend the Report on Form 8-K filed by the registrant on November 2, 2001, to correct certain information in Item 7 of the original Form 8-K.

         (iii) On November 15, 2001, the Company filed a Report on Form 8-K dated October 30, 2001, to report that the Company entered into a $4.95 Billion Credit Agreement among Morgan Guaranty Trust Company of New York, as Administrative Agent, and the other financial institutions party thereto, the amount of which was increased to $6 Billion by Amendment No. 1 dated November 9, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         GENERAL MILLS, INC.
                                                     ---------------------------
                                                            (Registrant)


Date     January 8, 2002                                      /s/ S. S. Marshall
         ---------------                             ---------------------------
                                                     S. S. Marshall
                                                     Senior Vice President,
                                                     General Counsel


Date     January 8, 2002                                         /s/ K. L. Thome
         ---------------                             ---------------------------
                                                     K. L. Thome
                                                     Senior Vice President,
                                                     Financial Operations