Form 10-Q
period 2002-02-24
GENERAL MILLS INC
filed 2002-04-10
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 24, 2002

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number: 1-1185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, MN	55426
(Mail: P.O. Box 1113)	(Mail: 55440)
(Address of principal executive offices)	(Zip Code)

(763) 764-7600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X   No

As of March 20, 2002, General Mills had 366,339,301 shares of its $.10 par value common stock outstanding (excluding 135,967,363 shares held in treasury).

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	Feb. 24, 2002	Feb. 25, 2001	Feb. 24, 2002	Feb. 25, 2001

Sales	$ 3,104.5	$ 1,701.6	$ 7,218.3	$ 5,271.7

Costs and Expenses:
Cost of sales	1,498.4	708.0	3,258.6	2,114.4
Selling, general and administrative	1,307.8	696.0	2,963.8	2,205.6
Interest, net	146.8	55.4	264.4	162.6
Unusual items	38.8	1.8	133.0	3.4

Total Costs and Expenses	2,991.8	1,461.2	6,619.8	4,486.0

Earnings before Taxes and Earnings
from Joint Ventures	112.7	240.4	598.5	785.7

Income Taxes	38.0	84.9	213.9	277.5

Earnings from Joint Ventures	7.8	2.0	19.8	10.9

Earnings before cumulative effect
of change in accounting principle	82.5	157.5	404.4	519.1

Cumulative effect of change
in accounting principle	—	—	(3.1)	—

Net Earnings	$ 82.5	$ 157.5	$ 401.3	$ 519.1

Earnings per Share – Basic

Earnings before cumulative effect
of change in accounting principle	$ .23	$ .55	$ 1.27	$ 1.83

Cumulative effect of change
in accounting principle	—	—	(.01)	—

Earnings per Share – Basic	$ .23	$ .55	$ 1.26	$ 1.83

Average Number of Common Shares	365.6	284.3	318.7	283.6

Earnings per Share – Diluted

Earnings before cumulative effect
of change in accounting principle	$ .22	$ .54	$ 1.23	$ 1.78

Cumulative effect of change
in accounting principle	—	—	(.01)	—

Earnings per Share – Diluted	$ .22	$ .54	$ 1.22	$ 1.78

Average Number of Common Shares –
Assuming Dilution	377.9	293.8	329.9	291.5

Dividends per Share	$ .275	$ .275	$ .825	$ .825

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Millions)

	(Unaudited)	(Unaudited)

	February 24, 2002	February 25, 2001	May 27, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$1,322.7	$77.3	$64.1
Receivables	1,140.6	573.8	664.0
Inventories:
Valued primarily at FIFO	398.6	243.4	282.3
Valued at LIFO (FIFO value exceeds LIFO by
$29.8, $30.4 and $29.8, respectively)	644.7	296.5	236.6
Prepaid expenses and other current assets	195.2	85.2	99.3
Deferred income taxes	61.9	74.5	61.9

Total Current Assets	3,763.7	1,350.7	1,408.2

Land, Buildings and Equipment, at Cost	4,511.5	3,121.0	3,179.3
Less accumulated depreciation	(1,830.1)	(1,647.1)	(1,678.1)

Net Land, Buildings and Equipment	2,681.4	1,473.9	1,501.2
Goodwill	8,571.7	809.6	804.0
Other Intangible Assets	85.7	60.7	66.0
Other Assets	1,735.7	1,300.6	1,311.8

Total Assets	$16,838.2	$4,995.5	$5,091.2

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,202.2	$496.8	$619.1
Current portion of long-term debt	611.4	50.8	349.4
Notes payable	3,648.2	929.4	857.9
Accrued taxes	35.7	142.0	111.1
Other current liabilities	744.6	301.2	271.3

Total Current Liabilities	6,241.8	1,920.2	2,208.8
Long-term Debt	5,590.7	2,521.4	2,221.0
Deferred Income Taxes	309.8	320.8	349.5
Deferred Income Taxes – Tax Leases	72.6	78.5	73.7
Other Liabilities	1,076.2	189.2	186.0

Total Liabilities	13,291.1	5,030.1	5,039.0

Stockholders’ Equity:
Cumulative preference stock, none issued	—	—	—
Common stock, 502.3, 408.3 and 408.3,
respectively, shares issued	5,731.2	715.1	744.7
Retained earnings	2,612.0	2,399.7	2,467.6
Less common stock in treasury, at cost, shares
of 136.2, 123.5 and 123.1, respectively	(4,321.9)	(3,015.3)	(3,013.9)
Unearned compensation	(65.6)	(57.3)	(53.4)
Accumulated other comprehensive income	(408.6)	(76.8)	(92.8)

Total Stockholders’ Equity	3,547.1	(34.6)	52.2

Total Liabilities and Equity	$16,838.2	$4,995.5	$5,091.2

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Thirty-Nine Weeks Ended

	February 24, 2002	February 25, 2001

Cash Flows – Operating Activities:
Net earnings	$401.3	$519.1
Adjustments to reconcile net earnings to cash flow:
Depreciation and amortization	203.6	160.1
Deferred income taxes	17.2	9.4
Change in current assets and liabilities
excluding effects of businesses acquired	(89.3)	(129.6)
Tax benefit on exercised options	34.9	24.9
Cumulative effect of change
in accounting principle	3.1	—
Unusual items expense	133.0	3.4
Other, net	(97.6)	(82.0)

Cash provided by continuing operations	606.2	505.3
Cash used by discontinued operations	(2.2)	(1.8)

Net Cash Provided by Operating Activities	604.0	503.5

Cash Flows – Investment Activities:
Purchases of land, buildings and equipment	(295.8)	(213.5)
Investments in businesses, intangibles and affiliates,
net of investment returns and dividends	(3,639.2)	(77.5)
Purchases of marketable investments	(36.6)	(47.4)
Proceeds from sale of marketable investments	49.5	16.7
Proceeds from disposal of land, buildings & equipment	19.2	.9
Proceeds from disposition of businesses	939.2	—
Other, net	(30.2)	(23.1)

Net Cash Used by Investment Activities	(2,993.9)	(343.9)

Cash Flows – Financing Activities:
Change in notes payable	2,790.6	363.7
Issuance of long-term debt	3,490.7	292.9
Payment of long-term debt	(86.1)	(405.0)
Common stock issued	108.4	81.9
Purchases of common stock for treasury	(2,425.3)	(204.1)
Dividends paid	(257.2)	(234.1)
Other, net	27.4	(3.2)

Net Cash Provided (Used) by Financing Activities	3,648.5	(107.9)

Increase in Cash and Cash Equivalents	$1,258.6	$51.7

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)   Background

These consolidated condensed financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the 39 weeks ended February 24, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2002.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report for the year ended May 27, 2001. The accounting policies used in preparing these consolidated condensed financial statements are the same as those described in our annual report, except as described in Note 4 “Accounting Rules Adopted”.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

(2)   Acquisition

On October 31, 2001, we acquired the worldwide Pillsbury operations from Diageo plc (Diageo). Pillsbury, based in Minneapolis, Minnesota, produces and distributes leading food brands including Pillsbury refrigerated and frozen dough and baked goods, Green Giant canned and frozen vegetables, Old El Paso Mexican foods, Progresso soups, Totino’s frozen pizza products and a wide range of foodservice products. Pillsbury had sales of $6.1 billion in its fiscal year ended June 30, 2001, including businesses subsequently divested.

We believe that adding Pillsbury’s businesses gives us more opportunities for product innovation in faster-growing U.S. retail categories like refrigerated dough, frozen snacks and ready-to-serve soup –- categories where Pillsbury’s major brands hold leading positions. With Pillsbury, we now have a larger foodservice business, providing greater opportunities for channel expansion. Because Pillsbury has significant international operations, the addition of Pillsbury has expanded our growth opportunities in markets outside the United States. Finally, we believe our combination with Pillsbury will provide opportunities for significant cost savings.

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

Under the terms of the agreement, Diageo holds contingent value rights of up to $5 per share to be paid to Diageo on April 30, 2003 for all General Mills shares Diageo continues to hold on that date, depending on General Mills stock price at that time. If the General Mills stock price is less than $49 per share on that date, Diageo will receive an amount per share equal to the difference between $49 and the actual General Mills stock trading price, up to a maximum of $5 per share.

The stockholders agreement between General Mills and Diageo includes a standstill provision, under which Diageo is precluded from buying additional shares in General Mills for a 20-year period following the close of the transaction, or for three years following the date on which Diageo owns less than 5 percent of General Mills’ outstanding shares, whichever is earlier. The agreement also generally requires pass-through voting by Diageo, so its shares will be voted in the same proportion as the other General Mills shares are voted. So long as Diageo owns at least 50 percent of the 134 million shares it originally received in this transaction, Diageo may designate two individuals to the General Mills board of directors.

The excess of the purchase price over the estimated fair value of the net assets purchased was approximately $8 billion. The allocation of the purchase price is based on preliminary estimates, subject to revisions when appraisals and integration plans have been finalized. Revisions to the allocation, which may be significant, will be reported in a future period as changes to various assets and liabilities, including goodwill, other intangible assets, and deferred income taxes. As of February 24, 2002, the goodwill balance includes all of the excess purchase price of the Pillsbury acquisition, as the valuation of specific intangible assets has not yet been completed. We expect the valuation to result in a significant value for non-amortizable brands. We do not anticipate significant amounts to be allocated to amortizable intangible assets and, therefore, the amount of intangibles amortization is not expected to be material to the results of operations in future periods.

In order to obtain regulatory clearance for the acquisition of Pillsbury, we arranged to divest certain businesses. On November 13, 2001, International Multifoods Corporation (IMC) purchased the Pillsbury dessert and specialty products businesses as well as certain General Mills’ brands and the General Mills’ Toledo production facilities for $316 million. IMC acquired Pillsbury dessert mixes and frosting, Hungry Jack potatoes and nonperishable breakfast items, Martha White dessert mixes, Pillsbury’s Best flour, Pillsbury non-custom foodservice baking mix business, and Pet evaporated milk and dry creamer businesses. IMC, which owns the Robin Hood baking products business in Canada, also acquired General Mills’ Robin Hood flour business in the United States, Softasilk flour, LaPina flour, Red Band flour, and Farmhouse Foods rice and pasta dishes as part of the transaction. After-tax cash proceeds from this transaction were used to reduce the debt incurred in the company’s acquisition of the worldwide Pillsbury operations. Additionally, pursuant to the agreement with IMC, General Mills expects to expend approximately $70 million for the purchase and installation of certain production assets in the Toledo facility, of which $20 million has been expended through February 24, 2002.

As part of the transaction, IMC received an exclusive royalty-free license to use the Doughboy trademark and Pillsbury brand in the desserts and baking mix categories. The licenses are renewable without cost in 20-year increments at International Multifoods’ discretion. Since the sale of the assets to IMC was integral to the Pillsbury acquisition, and because the assets sold were adjusted to fair market value as part of the purchase of Pillsbury, there was no gain or loss recorded on the sale in the Company’s consolidated statement of earnings.

In addition, Pillsbury had a 50 percent equity interest in Ice Cream Partners USA LLC (ICP), a joint venture Pillsbury formed with Nestlé USA during fiscal 2000 for the manufacture, marketing and distribution of Häagen-Dazs and Nestlé ice cream products in the United States. On December 26, 2001, Nestlé USA exercised its right, triggered by the change of ownership of Pillsbury, to buy the 50 percent stake of ICP that it did not already own. Nestlé paid us $641 million for our 50 percent of the joint venture and a long-term, paid-in-full license for the Häagen-Dazs brands in the United States.

We are reconfiguring our cereal production as a result of selling our Toledo, Ohio, plant to IMC. We are also incurring a number of one-time costs associated with the acquisition of Pillsbury, and the associated divestiture of certain businesses and assets to IMC. See Note 3 “Unusual Items”.

In February 2002, decisions were made to close two Pillsbury facilities in order to more fully utilize the operating capacity of the newly combined companies. We decided to close the Geneva, Illinois plant, which produces frozen breakfast products under the company’s Pillsbury name; and the Anthony, Texas production facility, which produces ingredients and sauces for various Mexican food products.

Our exit liabilities connected to these plant closures amount to $21.6 million and have been included in the purchase price allocation of Pillsbury. Approximately 370 employees will be affected by these two plant closures.

In addition to the above, we are evaluating plans to consolidate manufacturing, warehouse and distribution activities into fewer locations. The closure of additional Pillsbury facilities could result in additional severance and other exit liabilities, which would increase the excess purchase price. These amounts will be recorded on our consolidated balance sheet as adjustments to the excess purchase price when plans have been finalized and announced. The integration of Pillsbury into General Mills’ operations may result in the restructuring of certain General Mills’ activities. These actions could result in additional unusual charges, which will be recorded as expense in our consolidated statements of earnings in the period during which plans are finalized.

Actual results of acquired business operations are included in the consolidated statement of earnings for the period from November 1, 2001 through February 24, 2002. The following unaudited pro forma information presents a summary of our consolidated results of operations and the acquired Pillsbury operations as if the acquisition had occurred on May 29, 2000.

	Thirteen weeks ended		Thirty-Nine Weeks ended

In Millions, Except per Share Data	Feb. 24, 2002	Feb. 25, 2001	Feb. 24, 2002	Feb. 25, 2001

Sales	$3,105	$3,049	$9,528	$9,517
Earnings before cumulative effect
of change in accounting principle	82	198	438	709
Net earnings	82	198	435	709
Earnings per Share – Basic
EPS before cumulative effect
of change in accounting principle	.23	.55	1.20	1.96
Net EPS – Basic	.23	.55	1.19	1.96
Earnings Per Share – Diluted
EPS before cumulative effect
of change in accounting principle	.22	.53	1.17	1.91
Net EPS – Diluted	.22	.53	1.16	1.91

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

(3)   Unusual Items

In the third quarter of fiscal 2002, we recorded unusual items totaling $38.8 million pretax expense, $24.4 million after tax ($.06 per diluted share), comprised of a $30.0 million pretax charge for a special contribution to the General Mills Foundation to increase its post-acquisition net assets to an appropriate level based on the guidelines of the Foundation; and $8.8 million pretax of Pillsbury integration costs. Last year’s third quarter included unusual items reflecting certain transaction costs associated with the acquisition of Pillsbury, which amounted to $1.8 million pretax, $1.1 million after tax (no impact on earnings per diluted share).

For the nine months ended February 24, 2002, unusual items totaled $133.0 million pretax expense, $83.6 million after tax ($.25 per diluted share), comprised of $38.1 million pretax of Pillsbury transaction/integration costs; $86.8 million pretax of cereal reconfiguration charges; $30.0 million pretax charge for General Mills Foundation funding adjustment; $4.5 million pretax charges for the exit from the Squeezit beverage business; and $3.5 million pretax, net of insurance recovery, associated with a flash flood at our Cincinnati, Ohio, cereal plant; partially offset by insurance settlements of $29.9 million pretax covering a 1994 oats handling incident. For the nine months last year, unusual items reflected certain transaction costs associated with the acquisition of Pillsbury, which amounted to $3.4 million pretax, $2.1 million after tax ($.01 per diluted share).

(4)   Accounting Rules Adopted

Effective with the first quarter fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. On the first day of the current fiscal year, we recorded the cumulative effect of adopting this accounting change, as follows:

(Dollars in millions)	Included in Earnings	Included in Accumulated Other Comprehensive Income

Pretax	(4.9)	(251.4)
Income tax effects	1.8	93.4

Total	(3.1)	(158.0)

Per diluted share net earnings effect	(.01)

The cumulative effect on earnings and on Accumulated Other Comprehensive Income was primarily associated with the impact of lower interest rates on the fair-value calculation for the delayed-starting interest rate swaps we entered into in anticipation of our Pillsbury acquisition and other financing requirements. Refer to Note 6 “Comprehensive Income” and Note 7 “Derivatives and Hedges” for more information.

On May 28, 2001, we adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets”. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment. Because we adopted these statements effective with the beginning of our fiscal 2002, we do not have goodwill amortization in the current year. Our goodwill amortization expense in the third quarter of 2001 totaled $5.6 million pretax, $5.4 million after tax ($.01 per diluted share). Goodwill amortization expense in the first nine months of 2001 totaled $16.9 million pretax, $16.4 million after tax ($.06 per diluted share). Transitional impairment tests of our goodwill as of adoption did not require adjustment to any of our goodwill carrying values. Refer to Note 8 “Goodwill and Intangibles”, for more information.

(5)   Debt

A summary of our short and long-term debt is as follows (in millions):

	Feb. 24, 2002	May 27, 2001

Short-term Notes Payable	$4,648.2	$1,857.9
Portion reclassified to long-term debt	(1,000.0)	(1,000.0)

Total Notes Payable	$3,648.2	$857.9

Long-term Debt:
6% notes due 2012	$2,000.0	$—
5 1/8% notes due 2007	1,500.0	—
Medium-term notes, 4.8% to 9.1% due
2002 to 2078	1,227.8	1,274.4
Notes payable, reclassified	1,000.0	1,000.0
Other	474.3	296.0

	6,202.1	2,570.4
Less amounts due within one year	(611.4)	(349.4)

Total Long-term Debt	$5,590.7	$2,221.0

In February 2002, we issued $2.0 billion of 6% notes due 2012 and $1.5 billion of 5 1/8% notes due 2007.

Interest is payable semiannually on February 15 and August 15, beginning August 15, 2002. The proceeds from the issuance of the notes were used to repay short-term debt incurred in connection with the Pillsbury acquisition. The notes were offered and sold pursuant to a Registration Statement declared effective by the SEC on February 11, 2002 covering the offering and sale of up to $8.0 billion of debt securities. Following the February notes offering, $4.5 billion remains available under the Registration Statement for future debt offerings.

In connection with this debt issuance, we settled for cash or neutralized with offsetting swaps, $3.5 billion notional amount of interest rates swaps that we had previously entered into in contemplation of future borrowings and other financing requirements. The swaps had been designated as cash flow hedges. Therefore, the mark-to-market value for these swaps has been recorded in other comprehensive income. The amount presently recorded in accumulated other comprehensive income will be reclassified to interest expense over the lives of the swap contracts (primarily 5 to 10 years). The effective interest rate on the debt considering the swaps, debt discount, and costs of issuance follows:

	Principal (in millions)	Effective Interest Rate

6% Notes due 2012	$2,000.0	7.75%
5 1/8% Notes due 2007	$1,500.0	5.90%

(6)   Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

	Thirteen Weeks Ended February 24, 2002					Thirteen Weeks Ended February 25, 2001

	Pretax		Tax		Net	Pretax		Tax		Net

Net Earnings	$		$		$82.5	$		$		$157.5

Other Comprehensive Income:
Foreign currency
translation adjustments		(19.2)		—	(19.2)		9.8		.4	10.2
Other fair value changes:
Securities		.9		(.4)	.5		3.8		(1.4)	2.4
Hedge derivatives		(92.0)		34.1	(57.9)		—		—	—
Reclassification to earnings:
Securities		(8.8)		3.3	(5.5)		—		—	—
Hedge derivatives		69.6		(25.9)	43.7		—		—	—

		$(49.5)		$11.1	$(38.4)		$13.6		$(1.0)	$12.6

Comprehensive Income					$44.1					$170.1

	Thirty-Nine Weeks Ended February 24, 2002					Thirty-Nine Weeks Ended February 25, 2001

	Pretax		Tax		Net	Pretax		Tax		Net

Net Earnings	$		$		$401.3	$		$		$519.1

Other Comprehensive Income:
Foreign currency
translation adjustments		(14.5)		—	(14.5)		—		.8	.8
Other fair value changes:
Securities		2.9		(1.1)	1.8		12.9		(4.8)	8.1
Hedge derivatives		(324.0)		120.3	(203.7)		—		—	—
Reclassification to earnings:
Securities		(8.8)		3.3	(5.5)		—		—	—
Hedge derivatives		102.0		(37.9)	64.1		—		—	—
Cumulative effect of
adopting SFAS No. 133		(251.4)		93.4	(158.0)		—		—	—

		$(493.8)		$178.0	$(315.8)		$12.9		$(4.0)	$8.9

Comprehensive Income					$85.5					$528.0

Accumulated other comprehensive income (loss) balances were as follows (in millions):

	Feb. 24, 2002	Feb. 25, 2001	May 27, 2001

Foreign currency
translation adjustments	$(123.1)	$(100.2)	$(108.6)
Unrealized gain (loss) from:
Securities	23.5	29.9	27.2
Hedge derivatives	(297.6)	—	—
Pension plan minimum liability	(11.4)	(6.5)	(11.4)

Accumulated comprehensive income	$(408.6)	$(76.8)	$(92.8)

The changes in other comprehensive income are primarily non-cash items.

(7)   Derivatives and Hedges

The Company is exposed to certain market risks as a part of its ongoing business operations and uses derivative financial and commodity instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

With the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as of May 28, 2001, we record the fair value of all outstanding derivatives in receivables or other liabilities. Gains and losses related to the ineffective portion of any hedge are recorded in various costs and expenses, depending on the nature of the derivative.

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

•	Foreign exchange transaction risk

The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, inter-company product shipments, and inter-company loans. Forward contracts of generally less than twelve months duration are used to hedge some of these risks. Effectiveness is assessed based on changes in forward rates.

•	Interest rate risk

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

•	Price risk

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

Unrealized losses from cash flow hedges recorded in accumulated other comprehensive income for the thirty-nine weeks ended February 24, 2002, was $297.6 million, primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements, which are being reclassified into interest expense over the life of the interest rate hedge. Other insignificant amounts related to foreign currency and commodity price cash flow hedges will be reclassified, as appropriate, into earnings during the next twelve months.

FAIR VALUE HEDGES

Fair value hedges involve recognized assets, liabilities or firm commitments as the hedge risks.

•	Foreign exchange translation risk

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

•	Interest rate risk

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

(8)   Goodwill and Intangibles

Our adoption of SFAS No. 142, “Goodwill and Intangible Assets” results in the elimination of goodwill amortization in our current year. The following table adjusts prior-year earnings and earnings per share for the adoption of SFAS No. 142.

(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	Feb. 24, 2002	Feb. 25, 2001	Feb. 24, 2002	Feb. 25, 2001

Reported Net Earnings	$82.5	$157.5	$401.3	$519.1
Addback goodwill amortization	—	5.4	—	16.4

Adjusted Net Earnings	82.5	162.9	401.3	535.5
Addback cumulative effect of change
in accounting principle	—	—	3.1	—

Adjusted earnings before cumulative
effect of change in accounting
principle	82.5	162.9	404.4	535.5

Earnings per Share – Basic:
Reported EPS – Basic	$.23	$.55	$1.26	$1.83
Addback goodwill amortization	—	.02	—	.06

Adjusted EPS – Basic	.23	.57	1.26	1.89
Addback cumulative effect of change
in accounting principle	—	—	.01	—

Adjusted Basic EPS before cumulative
effect of change in accounting
principle	.23	.57	1.27	1.89

Earnings per Share – Diluted:
Reported EPS – Diluted	$.22	$.54	$1.22	$1.78
Addback goodwill amortization	—	.01	—	.06

Adjusted EPS – Diluted	.22	.55	1.22	1.84
Addback cumulative effect of change
in accounting principle	—	—	.01	—

Adjusted Diluted EPS before cumulative
effect of change in accounting
principle	.22	.55	1.23	1.84

(9)   Statements of Cash Flows

During the first nine months, we made interest payments of $217.0 million (net of amounts capitalized), versus $149.0 million last year. Through nine months, we paid $191.5 million in income taxes, compared to $196.9 million during the same period one year ago.

In addition, as discussed in Note 2 “Acquisition”, we had a large non-cash item in the second quarter, when we issued 134 million common shares of General Mills to Diageo plc for the acquisition of Pillsbury.

(10)   Operating Segments

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories. In the past, we aggregated our operating segments into one reportable segment.

Following the acquisition of Pillsbury on October 31, 2001, we restructured our management organization to accommodate the integration of the Pillsbury product lines. Consistent with our new organization and the criteria outlined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have aggregated our operating segments into three reportable segments: 1) U.S. Retail; 2) Bakeries and Foodservice; and 3) International. U.S. Retail consists of cereals, meals, refrigerated and frozen dough products, baking mix products, snacks, yogurt and other. Our Bakeries and Foodservice segment consists of products marketed to bakeries and offered to the commercial and non-commercial foodservice sectors throughout the United States and Canada. The International segment is comprised of retail markets outside the United States and foodservice markets outside of North America.

Under our supply chain organization, our manufacturing, warehouse, distribution and sales activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures, and depreciation and amortization expenses are not maintained nor available by operating segments. General corporate expense, interest expense and income taxes are not included in segment operations.

The measurement of operating segment results is consistent with the presentation of the Consolidated Statements of Earnings. Inter-company transactions between reportable operating segments were not material in the periods presented.

Operating Segments
(Unaudited) (In Millions)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	Feb. 24, 2002	Feb. 25, 2001	Feb. 24, 2002	Feb. 25, 2001

Sales:
U.S. Retail	$2,358.0	$1,502.1	$5,943.8	$4,674.8
Bakeries and Foodservice	390.9	115.6	720.3	354.6
International	355.6	83.9	554.2	242.3

Total	3,104.5	1,701.6	7,218.3	5,271.7

Operating Profit Before Unusual Items:
U.S. Retail	$238.7	$267.6	$895.1	$855.9
Bakeries and Foodservice	33.6	21.0	93.9	64.8
International	12.4	4.1	21.6	15.3
Unallocated Corporate Items	13.6	4.9	(14.7)	15.7

Total	298.3	297.6	995.9	951.7

Operating Profit Including Unusual Items:
U.S. Retail	$238.7	$267.6	$830.2	$855.9
Bakeries and Foodservice	33.6	21.0	93.9	64.8
International	12.4	4.1	21.6	15.3
Unallocated Corporate Items	(25.2)	3.1	(82.8)	12.3

Total	259.5	295.8	862.9	948.3

Interest, net	146.8	55.4	264.4	162.6

Income Taxes	38.0	84.9	213.9	277.5

Earnings from Joint Ventures	7.8	2.0	19.8	10.9

Earnings before cumulative effect
of change in accounting principle	82.5	157.5	404.4	519.1

Cumulative effect of change
in accounting principle	—	—	(3.1)	—

Net Earnings	$82.5	$157.5	$401.3	$519.1

(11)   New Accounting Rules

In May 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives”. The issue addresses recognition and income statement classification of certain sales incentives. In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. The issue addresses when consideration from a vendor is either (a) an adjustment of the selling prices of the vendor’s products to the retailer and, therefore, should be deducted from revenue when recognized in the vendor’s income statement, or (b) a cost incurred by the retailer for assets or services provided by the retailer to the vendor and, therefore, should be included as a cost or expense when recognized on the vendor’s income statement. The EITF has codified various issues, including 00-14 and 00-25, in Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”, and these issues will be effective for us in our fourth quarter 2002. Since the adoption of these issues will result only in the reclassification of certain sales incentive and trade promotion expenses from selling, general and administrative expense to a reduction of net sales, it will not affect our financial position or net earnings.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which supersedes both FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, which will be our fiscal 2003. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements as it relates to assets held for sale or disposal.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Net cash provided by continuing operating activities increased by $100.9 million in the first nine months of fiscal 2002 from one year ago. The increase was due primarily to higher cash earnings excluding unusual items, as well as the change in working capital.

During the first nine months, capital expenditures totaled $295.8 million. Fiscal 2002 capital expenditures are estimated to be between $550 and $600 million including expansion of our headquarters building and information system costs to integrate Pillsbury into our SAP system.

Our short-term outside financing is obtained through private placement of commercial paper and bank notes. Our level of notes payable fluctuates based on cash flow needs.

In connection with the acquisition of Pillsbury and the subsequent buyback of shares from Diageo, we entered into a 364-day, $6.0 billion credit facility maturing on October 29, 2002. The proceeds from the sale of certain businesses to International Multifoods and the sale of our interest in Ice Cream Partners to Nestlé reduced the amount available under the credit facility to $5.4 billion. By calendar year-end, all of our initial borrowings under the credit facility had been refinanced through the issuance of commercial paper. On December 21, 2001 we filed an S-3 registration statement with the Securities and Exchange Commission using a shelf registration process, whereby we may sell a total of up to $8.0 billion debt securities as described in the prospectus. On February 13, 2002, we completed a $3.5 billion public notes offering utilizing the shelf, the proceeds of which were used to repay a portion of the short-term debt that we incurred in connection with the Pillsbury acquisition. Including the impact of interest rate swaps entered into in the fall of 2000, the interest rate on the company’s debt is approximately 6.5 percent. We believe that cash from operations, existing credit facilities and the issuance of commercial paper will be sufficient to meet our working capital needs and planned capital expenditures.

RESULTS OF OPERATIONS

All unit volume comparisons provided below are on a comparable basis as if General Mills had owned the Pillsbury businesses in the previous year, excluding divested businesses.

Sales for the third quarter totaled $3,104.5 million, up 82 percent from the prior year. Third-quarter results include the Pillsbury business, which was acquired October 31, 2001. Excluding contributions from the Pillsbury operations, and adjusting for businesses sold to International Multifoods during the second quarter, General Mills’ sales would have decreased 2 percent.

Reported earnings were $82.5 million in the third quarter of fiscal 2002, down 48 percent from $157.5 million in fiscal 2001. Basic earnings per share of 23 cents for the third quarter ended February 24, 2002, were down 58 percent from 55 cents a year earlier. Diluted earnings per share of 22 cents for the third quarter of fiscal 2002 were down 59 percent from 54 cents per share earned in the same period last year.

The third quarter included unusual items of $38.8 million ($24.4 million after tax, or 6 cents per diluted share). Earnings after tax, excluding unusual items, declined 33 percent to $106.9 million from $158.6 million in last year’s third quarter. Diluted earnings per share excluding unusual items decreased 48 percent to 28 cents in the most recent third quarter compared to 54 cents in last year’s third quarter. During the third quarter, earnings before interest and taxes (EBIT) excluding unusual items was essentially even at $298.3 million.

Nine-Month Results

Nine-month sales of $7,218.3 million were up 37 percent from the first nine months one year ago, including the incremental revenue contribution from the Pillsbury businesses acquired October 31, 2001. Nine-month earnings after tax declined 23 percent from $519.1 million last year to $401.3 million this year. Through nine months, General Mills’ basic earnings per share of $1.26 were down 31 percent from $1.83 last year. Diluted earnings per share for the first nine months of the fiscal year totaled $1.22, down 31 percent from $1.78 in fiscal 2001.

Diluted earnings per share in the 2002 first nine months of $1.22 included a 25-cent net charge from unusual items. In addition, there was a $3.1 million charge (1 cent per diluted share) at the beginning of the current year representing the cumulative effect of adopting SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. As a result, reported net earnings before the cumulative effect of change in accounting principle decreased 22 percent to $404.4 million in the first nine months of fiscal 2002 as compared to $519.1 million in the same period in fiscal 2001. Excluding unusual items and the accounting change, nine-month 2002 earnings per share totaled $1.48, down 17 percent from $1.79 last year.

Segment Results – U.S. Retail

Sales for the company’s domestic retail operations in the third quarter were $2.36 billion. Operating profits totaled $238.7 million, down 11 percent primarily due to weak unit volumes and unfavorable sales mix.

Third-quarter domestic retail volume, on a comparable basis, was 3 percent below the prior year, as a December sales disruption impacted most of the company’s product lines. Our transition to a new, combined sales organization handling the entire range of Pillsbury and General Mills products resulted in an unusually weak start to the third quarter, as we experienced lower shipments and reduced in-store merchandising levels across our U.S. retail businesses in December. Big G cereal shipments were down 6 percent in the quarter, but consumer volume and dollar market share grew slightly in all ACNielsen measured outlets. The consumer sales trends reflected good contributions from new products, plus gains by established brands including Honey Nut Cheerios, Cinnamon Toast Crunch, Wheat Chex and Trix. Meals unit volume declined 5 percent in the third quarter as weakness in December, particularly for dinner mixes and Progresso soup, was not fully offset by volume gains in January and February. Baking Products third-quarter unit volume declined 6 percent as competitive marketing activity increased in the dessert mix category.

Pillsbury U.S. unit volume was down 1 percent in the third quarter. However, January and February unit volumes exceeded the prior year’s, with growth led by Pillsbury sweet rolls, cookies, frozen baked goods and Totino’s pizza and hot snacks. Snacks third-quarter unit volume declined 2 percent, with lower volumes for microwave popcorn and salty snacks partially offset by gains from fruit snacks and Nature Valley granola bars. Shipments for Yoplait yogurt rose 16 percent for the quarter, fueled by strong performances from established 6-oz. cups, Go-Gurt, and new Yoplait Whips.

Bakeries and Foodservice

Third-quarter sales for the company’s Bakeries and Foodservice business were $391 million and operating profit totaled $33.6 million, up 60 percent. Combined unit volume for Bakeries and Foodservice increased slightly. This included growth in sales to fast food restaurants and wholesale bakeries, which offset lower shipments to in-store retail bakery customers. Through nine months, unit volume also was up slightly. During the quarter, Bakeries and Foodservice secured new business commitments totaling roughly $100 million annually that will flow in during the next eighteen months.

Consolidated International Operations

Third-quarter sales for the company’s wholly-owned International business were $356 million. Operating profit totaled $12.4 million, compared to $4.1 million last year.

Third-quarter International unit volume increased 3 percent. Growth in Asia was driven by increases in China from Häagen-Dazs, local dough brands, and snack products. In Europe, volume growth was driven by significant gains for Green Giant, Old El Paso and Häagen-Dazs across the region, and by the national launch of Bugles in the U.K. Latin America also realized volume growth. In Canada, volume grew 2 percent.

Joint Venture Results

After-tax profits from joint ventures totaled $7.8 million in the third quarter, up sharply from $2.0 million a year earlier. Profits for CPW and SVE together grew to $5.1 million. In addition, Häagen-Dazs joint ventures in Asia provided incremental contributions. These increases were offset slightly by development spending for 8th Continent, the company’s soy foods joint venture with DuPont.

Third-quarter joint venture volume increased 7 percent. CPW continued its strong performance, with a 14 percent volume increase driven by gains in Europe and Latin America. SVE’s volume declined 5 percent against a difficult comparison, as prior-year volume grew 26 percent. Häagen-Dazs joint venture volume was up 25 percent.

Financial Highlights

Book stockholders’ equity increased in the second quarter, reflecting the net issuance to Diageo of 79 million shares. Average diluted shares outstanding for the third quarter were 377.9 million, up from an average 293.8 million in last year’s period. For nine months, average diluted shares increased from 291.5 million shares to 329.9 million shares. Through nine months, exclusive of shares purchased from Diageo, the Company has repurchased approximately 2.9 million shares at an average price of $25 per share, including the effect of put and call options. General Mills currently does not plan on making material stock repurchases through fiscal 2004.

In addition to the increase in stockholders’ equity, General Mills debt and goodwill balances also increased to account for the Pillsbury acquisition. Goodwill and intangibles associated with the Pillsbury acquisition totaled approximately $8 billion. Goodwill includes all of the excess purchase price of the Pillsbury acquisition, as the valuation of specific intangible assets has not yet been completed.

Interest expense for the quarter totaled $146.8 million, up from the prior year’s level of $55.4 million due to increased debt levels associated with the acquisition of Pillsbury. The Company’s effective tax rate for the quarter excluding unusual items was 34.6 percent, down from last year’s rate of 35.3 percent in the period. We currently estimate the tax rate for fiscal 2002 at 36.0 percent.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note One to the Consolidated Financial Statements included in our annual report for the year ended May 27, 2001. The accounting policies used in preparing our interim fiscal 2002 consolidated condensed financial statements are the same as those described in our annual report, except as described in Note Four “Accounting Rules Adopted”.

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) trade and consumer promotion activities; (b) asset impairments; and (c) income taxes. The amount and timing of recognition of trade and consumer promotion expense involves management judgment related to the estimated utilization of the promotion activities. The evaluation of long-lived assets, including goodwill, for impairment involves management judgment in estimating future cash flows related to and fair values of such assets. Income tax expense involves management judgment as to the ultimate resolution of any tax issues.

PART II

Item 5.	Other Information.

This report contains certain forward-looking statements, which are based on management’s current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section “Cautionary Statement Relevant to Forward-Looking Information” in Item 1 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2001, which lists important factors that could cause actual results to differ materially from those discussed in this report.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 10.1	General Mills, Inc. Executive Health Plan

Exhibit 10.2	General Mills, Inc. 2001 Compensation Plan for Non-Employee Directors

Exhibit 11	Statement of Computation of Earnings per Share.

Exhibit 12	Statement of Ratio of Earnings to Fixed Charges.

(b)	Reports on Form 8-K:

(i)	On January 11, 2002, the Company filed a Report on Form 8-K/A that amended its Form 8-K filed on November 2, 2001 (as previously amended by Form 8-K/A filed November 5, 2001) to include (i) the audited combined financial statements of The Pillsbury Company, Subsidiaries and Related Entities, as required by Item 7(a) and (ii) the pro forma financial information required by Item 7(b).

(ii)	On January 29, 2002, the Company filed a Report on Form 8-K/A that amended its Form 8-K filed on November 2, 2001 (as previously amended by Form 8-K/A filed November 5, 2001 and Form 8-K/A filed January 11, 2002) to include (i) pro forma financial information for the 26-week period ended November 25, 2001 and (ii) unaudited combined financial statements for The Pillsbury Company, Subsidiaries and Related Entities as of September 30, 2000 and 2001 and for each of the three month periods ended as of September 30, 2000 and 2001.

(iii)	On February 4, 2002, the Company filed a Report on Form 8-K that reported the amendment of the $1 billion 364-Day Credit Agreement and $1 billion Five-year Credit Agreement, and filed the amendments as exhibits.

(iv)	On February 21, 2002, the Company filed a Report on Form 8-K to file with the Securities and Exchange Commission the Underwriting Agreement and specimen note certificates in connection with the public offering of its 5 1/8% notes due 2007 and 6% notes due 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date April 10, 2002	/s/ S. S. Marshall
S. S. Marshall
Senior Vice President,
General Counsel

Date April 10, 2002	/s/ K. L. Thome
K. L. Thome
Senior Vice President,
Financial Operations