Form 10-K
period 2002-05-26
GENERAL MILLS INC
filed 2002-08-14
CIK 40704

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K
                                 ---------------

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 26, 2002
                          COMMISSION FILE NUMBER 1-1185

                                 ---------------

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

                                 ---------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                       ON WHICH REGISTERED
              -------------------                       -------------------
         Common Stock, $.10 par value                 New York Stock Exchange

                                 ---------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                                 ---------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $39.70 per share as reported on the New York Stock Exchange on July 25, 2002: $11,411.7 million.

         Number of shares of Common Stock outstanding as of July 25, 2002:
367,756,985 (including 11,428 shares set aside for the exchange of shares of Ralcorp Holdings, Inc. and excluding 134,549,679 shares held in the treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE
              Portions of Registrant's Proxy Statement for its 2002
                 Annual Meeting of Stockholders are incorporated
   by reference into Part III, and portions of Registrant's 2002 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV.

================================================================================

                                     PART I

ITEM 1.   BUSINESS.

COMPANY OVERVIEW

     General Mills, Inc. was incorporated in Delaware in 1928. The terms "General Mills," "Company" and "Registrant" mean General Mills, Inc. and its subsidiaries unless the context indicates otherwise.

     The Company is a leading producer of packaged consumer foods and operates exclusively in the consumer foods industry. The Company's multiple operating segments are organized generally by product categories. Following the acquisition of The Pillsbury Company (described below), the Company restructured its management organization and aggregated its businesses into three reportable segments: 1) U.S. Retail; 2) Bakeries and Foodservice; and 3) International. U.S. Retail consists of cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and health venture activities. The Bakeries and Foodservice segment consists of products marketed to retail and wholesale bakeries and offered to the commercial and non-commercial foodservice sectors throughout the United States and Canada, such as restaurants and school cafeterias. The International segment is made up of retail business outside the United States and foodservice business outside of the United States and Canada. A more detailed description of the product categories for each reportable segment is set forth below.

     On October 31, 2001, General Mills completed the acquisition of the worldwide businesses of The Pillsbury Company from Diageo plc ("Diageo") in a stock and cash transaction that included 134 million shares of General Mills common stock, together with cash paid to Diageo and assumed debt of Pillsbury totaling $3,830 million. On November 1, 2001, under the terms of a stockholders agreement, Diageo exercised a put option to sell to General Mills 55 million shares of General Mills common stock at a price of $42.14 per share. The 79 million shares of General Mills common stock retained by Diageo were valued at $3,576 million. Therefore, the total stock consideration was $5,894 million, and the total acquisition consideration was approximately $9,724 million. In addition to the payments described above, General Mills may be required to pay Diageo, on April 30, 2003, up to $395 million, depending on General Mills' stock price and the number of General Mills shares that Diageo continues to hold on that date. If the average of the daily high and low price per share of the Company's stock for the 20 full trading days preceding April 30, 2003 is less than $49 per share, Diageo will receive an amount per share equal to the difference between $49 and the actual General Mills stock price, up to a maximum of $5 per share. If the Company's stock price is $49 per share or more, Diageo will not receive any additional payment. For a more detailed description of the Pillsbury acquisition, please see Note Two to Consolidated Financial Statements appearing on page 25 through 27 of the Company's 2002 Annual Report to Stockholders which is incorporated herein by reference.

     Since the completion of the acquisition, activities related to the integration of Pillsbury and the Company have included combining selling organizations, merging benefit plans and payroll systems, combining all U. S. businesses under a single invoicing system and reconfiguring certain manufacturing facilities. The integration of the Pillsbury businesses and operations will continue throughout fiscal 2003.

     The Company's combination with Pillsbury is expected to produce cost synergies of $350 million in fiscal 2003 and $475 million by the end of the second full year of integration.

     In order to obtain regulatory clearance for the acquisition of Pillsbury, the Company arranged to divest certain businesses. On November 13, 2001, International Multifoods Corporation (IMC) purchased the Pillsbury dessert and specialty products businesses as well as certain General Mills' brands and the General Mills' Toledo production facilities for $316 million. After-tax cash proceeds from this transaction were used to reduce the debt incurred in the Pillsbury acquisition. Pursuant to the agreement with IMC, General Mills also agreed to purchase and install certain equipment and to convert the Toledo, Ohio production facility to produce the dessert and specialty products for the divested businesses at an estimated cost to General Mills of $70 million, of which $47 million has been expended through May 26, 2002.

     In addition, Pillsbury had a 50 percent equity interest in Ice Cream Partners USA LLC (ICP), a joint venture Pillsbury formed with Nestle USA during fiscal 2000 for the manufacture, marketing and distribution of Haagen-Dazs and Nestle ice cream products in the United States. On December 26, 2001, Nestle USA exercised its right, triggered by the change of ownership of Pillsbury, to buy the 50 percent stake of ICP that it did not already own. Nestle USA paid General Mills approximately $641 million for its 50 percent of the joint venture and a long-term, paid-in-full license for the HAAGEN-DAZS brand in the United States.

BUSINESS SEGMENTS

U.S. RETAIL

     In the United States, General Mills markets its retail products primarily through its own sales organization, supported by advertising and other promotional activities. These products primarily are distributed directly to retail food chains, cooperatives, membership stores and wholesalers. Certain food products, such as yogurt and some refrigerated products, are sold through distributors and brokers. The Company's principal product categories in the U.S. Retail segment are as follows:

     BIG G CEREALS. General Mills produces and sells a number of ready-to-eat cereals, including such brands as: CHEERIOS, HONEY NUT CHEERIOS, FROSTED CHEERIOS, APPLE CINNAMON CHEERIOS, MULTI-GRAIN CHEERIOS, TEAM CHEERIOS, WHEATIES, WHEATIES RAISIN BRAN, FROSTED WHEATIES, WHEATIES ENERGY CRUNCH, LUCKY CHARMS, TOTAL CORN FLAKES, WHOLE GRAIN TOTAL, TOTAL RAISIN BRAN, BROWN SUGAR AND OAT TOTAL, TRIX, GOLDEN GRAHAMS, WHEAT CHEX, CORN CHEX, RICE CHEX, MULTI-BRAN CHEX, HONEY NUT CHEX, KIX, BERRY BERRY KIX, FIBER ONE, REESE'S PUFFS, COCOA PUFFS, NESQUIK, COOKIE CRISP, CINNAMON TOAST CRUNCH, FRENCH TOAST CRUNCH, CLUSTERS, RAISIN NUT BRAN, OATMEAL CRISP, BASIC 4, and HARMONY. The Company also offers Big G MILK 'N CEREAL BARS in four FLAVORS. In 2002, the Company introduced FROSTED MINI CHEX and CHEX MORNING MIX, a portable cereal in a single-serve pouch.

     MEALS. General Mills manufactures and sells several lines of convenient dinner products, including BETTY CROCKER dry packaged dinner mixes under the HAMBURGER HELPER, TUNA HELPER and CHICKEN HELPER trademarks, and a line of refrigerated barbeque products under the LLOYD'S BARBEQUE name. Also under the BETTY CROCKER trademark, the Company sells dry packaged specialty potatoes, POTATO BUDS instant mashed potatoes, SUDDENLY SALAD and BAC*O'S salad topping. The Company also manufactures and markets shelf stable microwavable meals under the BOWL APPETIT! trademark. With the acquisition of Pillsbury, the Company has added OLD EL PASO Mexican foods and dinner kits, PROGRESSO soups and ingredients and GREEN GIANT canned and frozen vegetables and meal starters to its convenient meal products.

     PILLSBURY USA. General Mills manufactures and sells refrigerated and frozen dough products, frozen breakfast products and frozen pizza and snack products through the Pillsbury USA division. Refrigerated dough products marketed under the PILLSBURY brand include GRANDS! biscuits and sweet rolls, BIG COUNTRY and GOLDEN LAYERS' biscuits, PILLSBURY READY TO BAKE and BIG DELUXE CLASSICS cookies, and PILLSBURY rolls, biscuits, cookies, breads and pie crust. Frozen dough product offerings include HOME BAKED CLASSICS biscuits, rolls and other bakery goods. Breakfast products sold under the PILLSBURY trademark include TOASTER STRUDEL, TOASTER SCRAMBLES and PILLSBURY frozen pancakes and waffles. All the breakfast and refrigerated and frozen dough products incorporate the well-known DOUGHBOY logo. Frozen pizza and snack products are marketed under the TOTINO'S and JENO'S trademarks.

     BAKING PRODUCTS. General Mills makes and sells a line of dessert mixes under the BETTY CROCKER trademark, including SUPERMOIST cake mixes, RICH & CREAMY and SOFT WHIPPED ready-to-spread frostings, SUPREME brownie and dessert bar mixes, muffin mixes and other mixes used to prepare dessert and baking items. The company markets a variety of baking mixes under the BISQUICK trademark, sells pouch mixes under the BETTY CROCKER name, and produces family flour under the GOLD MEDAL brand introduced in 1880.

     SNACKS. General Mills markets POP*SECRET microwave popcorn; a line of grain snacks including NATURE VALLEY granola bars; a line of fruit snacks including FRUIT ROLL-UPS, FRUIT BY THE FOOT and GUSHERS; a line of snack mix products including CHEX MIX and GARDETTO'S Snack mix; and savory snacks marketed under the name BUGLES.

     YOPLAIT-COLOMBO/HEALTH VENTURES. General Mills manufactures and sells yogurt products, including YOPLAIT ORIGINAL, YOPLAIT LIGHT, CUSTARD STYLE, TRIX, YUMSTERS, GO-GURT, yogurt in a tube for children, and EXPRESSE, an adult-oriented yogurt packaged in a portable tube. In fiscal 2002, the Company also introduced YOPLAIT WHIPS!, a mousse-like yogurt and YOPLAIT NOURICHE, a meal replacement yogurt drink. The Company also manufactures and sells a variety of refrigerated cup yogurt products under the COLOMBO brand name. As part of its health ventures activities, General Mills markets organic frozen fruits and vegetables, meals and entrees, a wide variety of canned tomato products including tomatoes and spaghetti sauce, frozen juice concentrates, fruit spreads, and frozen desserts under its CASCADIAN FARM and MUIR GLEN trademarks.

BAKERIES AND FOODSERVICE

     General Mills markets mixes and unbaked, par-baked and fully baked dough products to retail, supermarket and wholesale bakeries under the PILLSBURY and GOLD MEDAL trademarks. In addition, General Mills sells flour to bakery, foodservice and manufacturing customers. The Company also markets dough products, branded baking mixes, cereals, snacks, dinner and side dish products, refrigerated and soft-serve frozen yogurt, and custom products to outlets like restaurants, including quick serve restaurants, school cafeterias, convenience stores and vending companies.

INTERNATIONAL

     The Company's international businesses consist of operations and sales in Canada, Latin America, Europe and Asia/Pacific. Outside the U.S., the Company's products are manufactured in 16 countries and distributed in over 100 countries. In Canada, the Company markets products in many categories, including cereals, meals, refrigerated dough products, baking products and snacks. Outside of North America, the Company offers numerous local brands in addition to such internationally recognized brands as HAAGEN-DAZS ice cream, OLD EL PASO Mexican foods, GREEN GIANT vegetables, PILLSBURY dough products and mixes, BETTY CROCKER mixes and BUGLES snacks. The Company also sells mixes and dough products to bakery and foodservice customers outside of the United States and Canada. These international businesses are managed through wholly owned subsidiaries and joint ventures with sales and marketing organizations in 32 countries.

     Additional geographic information is incorporated herein by reference from
Note 18 to Consolidated Financial Statements appearing on pages 38 and 39 of the Company's 2002 Annual Report to Stockholders.

FINANCIAL INFORMATION ABOUT REPORTABLE SEGMENTS

     The following tables set forth the percentage of net sales and operating profit before unusual items from each reportable segment:

                                                                   % of Net Sales
                                                             For Fiscal Years Ended May
                                                -----------------------------------------------------
                                                       2002              2001             2000
                                                       ----              ----             ----
           U.S. Retail                                  77%               88%              88%
           Bakeries and Foodservice                     13                 7                7
           International                                10                 5                5
                                                -----------------------------------------------------
               Total Segment Net Sales                 100%              100%             100%

                                                     % of Operating Profit Before Unusual Items
                                                             For Fiscal Years Ended May
                                                -----------------------------------------------------
                                                       2002              2001             2000
                                                       ----              ----             ----
           U.S. Retail                                  85%               91%              91%
           Bakeries and Foodservice                     12                 8                7
           International                                 3                 1                2
                                                -----------------------------------------------------
               Total Segment Operating Profit          100%              100%             100%

     Financial information for the Company's reportable business segments is incorporated herein by reference from Note 18 to Consolidated Financial Statements appearing on pages 38 and 39 of the Company's 2002 Annual Report to Stockholders.

JOINT VENTURES

     In addition to its consolidated operations, the Company manufactures and sells products through several joint ventures.

     DOMESTIC JOINT VENTURES. The Company has a 50 percent equity interest in 8th Continent, LLC, a joint venture formed with DuPont to develop and market soy foods and beverages. This venture began marketing a line of 8TH CONTINENT soymilk in July 2001.

     INTERNATIONAL JOINT VENTURES. The Company has a 50 percent equity interest in Cereal Partners Worldwide (CPW), a joint venture with Nestle, S.A., that competes in more than 80 countries and republics. The following cereal products were marketed by CPW under the umbrella NESTLE trademark in fiscal 2002: CHOCO CLUSTERS, LION, NESFIT, SPORTIES, TRIO, CLUSTERS, NESQUIK, MULTI-CHEERIOS, HONEY NUT CHEERIOS, GOLDEN GRAHAMS, CINI MINIS, CHOCAPIC, TRIX, ESTRELITAS, GOLD, KIX, MILO, FIBRE 1, KANGUS, FITNESS, SHREDDED WHEAT, SHREDDIES, COUNTRY CORN FLAKES, HONEY STARS, KOKO KRUNCH, SNOW FLAKES, ZUCOSOS, FRUTINA, APPLE MINIS, CRUNCH, FITNESS & FRUIT, LA LECHERA, and MOCA. CPW also manufactures private label cereals for customers in the United Kingdom and cereal bars in several European countries.

     Snack Ventures Europe (SVE), the Company's joint venture with PepsiCo, Inc., manufactures and sells snack foods in Holland, France, Belgium, Spain, Portugal, Greece, the Baltics, Hungary, and Russia. The Company has a 40.5 percent equity interest in SVE.

     As a result of the Pillsbury acquisition, the Company has a 50 percent interest in each of five joint ventures for the manufacture, distribution and marketing of HAAGEN-DAZS frozen ice cream products and novelties in the following countries: Japan, Korea, Taiwan, Thailand and the Philippines. The Company also has a 50 percent interest in Seretram, a joint venture with Co-op de Pau for the production of Green Giant canned corn in France.

     See Note Four to Consolidated Financial Statements appearing on pages 27 and 28 of the Company's 2002 Annual Report to Stockholders, incorporated into this description by reference.

COMPETITION

     The consumer foods market is highly competitive, with numerous competitors of varying sizes in the United States and throughout the world. The Company's principal strategies for competing in the marketplace include superior product quality, innovative advertising, product promotion, product innovations and price. In most product categories, the Company competes not only with other widely advertised branded products of major companies, but also with generic products and private label products, which are generally sold at lower prices. Internationally, the Company primarily competes with local manufacturers, and each country includes a unique group of competitors.

CUSTOMERS

     During fiscal 2002, one customer, Wal-Mart Stores, Inc., accounted for approximately 12 percent of the Company's net sales.

SEASONALITY

     In general, demand for the Company's products is evenly balanced throughout the year. However, demand for the Company's refrigerated dough, frozen baked goods and baking products is stronger in the fourth calendar quarter. Demand for PROGRESSO soup is higher during the fall and winter months. Internationally, demand for HAAGEN-DAZS ice cream is higher during the summer months and demand for the baking mix and dough products increases during winter months. Due to the offsetting impact of these demand trends, as well as the different seasons in the northern and southern hemispheres, the Company's international net sales are generally evenly balanced throughout the year.

GENERAL INFORMATION

     TRADEMARKS AND PATENTS. The Company's products are marketed under trademarks and service marks owned by or licensed to the Company. Trademarks and service marks are vital to the Company's business. The most significant trademarks and service marks of the Company are set forth in italics in the business discussions above.

     As part of the sale to IMC of certain Pillsbury dessert and specialty product businesses, IMC received an exclusive royalty-free license to use the DOUGHBOY trademark and PILLSBURY brand in the desserts and baking mix categories. The licenses are renewable without cost in 20-year increments at IMC's discretion.

     The Company considers the collective rights under its various patents, which expire from time to time, a valuable asset, but the Company does not believe that its businesses are materially dependent upon any single patent or group of related patents. With the exception of its joint venture activities, the Company's activities under licenses or other franchises or concessions are not material.

     RAW MATERIALS AND SUPPLIES. The principal raw materials used by General Mills are cereal grains, sugar, dairy products, vegetables, fruits, meats, other agricultural products, vegetable oils, plastic and paper packaging materials, operating supplies and energy. General Mills has some long-term fixed price contracts, but the majority of such raw materials are purchased on the open market. General Mills believes that it will be able to obtain an adequate supply of needed ingredients and packaging materials. Occasionally and where possible, General Mills makes advance purchases of items significant to its business in order to ensure continuity of operations. The Company's objective is to procure materials meeting both the company's quality standards and its production needs at the lowest total cost to the Company. The Company's strategy is to buy these materials at price levels that allow a targeted profit margin. Since commodities generally represent the largest variable cost in manufacturing the Company's products, to the extent possible, the Company hedges the risk associated with adverse price movements using exchange-traded futures and options, forward cash contracts and over-the-counter hedging mechanisms. These tools enable the Company to manage the related commodity price risk over periods of time that exceed the period of time in which the physical commodity is available. Accordingly, the Company uses these hedging tools to mitigate the risks associated with adverse price movements and not to speculate in the marketplace. See also Note Seven to Consolidated Financial Statements appearing on pages 29 through 31 of the Company's 2002 Annual Report to Stockholders, incorporated into this section by reference and the "Market Risk Management" section of the Report's "Management's Discussion and Analysis" appearing on page 17 of the Company's 2002 Annual Report to Stockholders, incorporated herein by reference.

     CAPITAL EXPENDITURES. During the three fiscal years ended May 26, 2002, General Mills' aggregate capital expenditures amounted to $1,081 million, not including the cost of acquired companies. The Company expects to spend approximately $750 million for such purposes in fiscal 2003, including construction costs to expand the Company's headquarters and costs of integrating Pillsbury into the Company's information systems.

     RESEARCH AND DEVELOPMENT. Major research and development facilities are located at the Pillsbury Technical Center in Minneapolis, Minnesota and the James Ford Bell Technical Center in Golden Valley (suburban Minneapolis), Minnesota. With a staff of approximately 1,100, these research facilities are responsible for most of the food research for the Company. Research and development expenditures amounted to $131 million in fiscal 2002, $83 million in fiscal 2001 and $77 million in fiscal 2000. General Mills' research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business areas.

     EMPLOYEES. At May 26, 2002, General Mills had 29,859 employees.

     ENVIRONMENTAL MATTERS. As of June, 2002, the Company was involved with the following active cleanup sites associated with the alleged release or threatened release of hazardous substances or wastes:

                  SITE                                           CHEMICAL OF CONCERN
                  ----                                           -------------------
       Central Steel Drum, Newark, NJ                   no single hazardous material specified
       East Hennepin, Minneapolis, MN                   trichloroethylene
       GBF/Pittsburgh, Antioch, CA                      no single hazardous material specified
       Gloucester, MA                                   petroleum fuel products
       King's Road Landfill, Toledo, OH                 no single hazardous material specified
       Kipp, KS                                         carbon tetrachloride
       Lorentz Barrel, San Jose, CA                     no single hazardous material specified
       NL Industries, Granite City, IL                  lead
       Northside Sanitary Landfill, Zionsville, IN      no single hazardous material specified
       Operating Industries, Los Angeles, CA            no single hazardous material specified
       PCB Treatment, Kansas City, MO                   PCBs
       Pennsauken Landfill, Pennsauken, NJ              no single hazardous material specified
       PET, St. Louis, MO                               tetrachloroethylene
       Sauget Landfill, Sauget, IL                      no single hazardous material specified
       Shafer Metal Recycling, Minneapolis, MN          lead
       Safer Textiles, Moonachie, NJ                    tetrachloroethylene
       Stuckey's, Doolittle, MO                         petroleum fuel products
       Try-Chem, Milwaukee, WI                          no single hazardous material specified

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, together with their ages and business experience, are summarized below:

     Randy G. Darcy, age 51, is Senior Vice President, Supply Chain. Mr. Darcy joined the Company in 1987, was named Vice President, Director of Manufacturing, Technology and Operations in 1989 and was named to his present position in 1994. Mr. Darcy was employed by Procter & Gamble from 1973 to 1987, serving in a variety of management positions.

     Rory A. M. Delaney, age 57, is Senior Vice President, Strategic Technology Development. Mr. Delaney joined the Company in this position in 2001 from The Pillsbury Company where he spent a total of 8 years, last serving as Senior Vice President of Technology, responsible for the development and application of food technologies for Pillsbury's global operations. Prior to joining the Pillsbury Company, Mr. Delaney spent 18 years in the Frito-Lay/PepsiCo business, last serving as Senior Vice President of Technology for Frito-Lay, North America.

     Stephen R. Demeritt, age 58, is Vice Chairman of the Company, with responsibility for General Mills' cereal, snacks and yogurt businesses, General Mills Canada, consumer insights and advertising, Small Planet Foods, and the 8th Continent, Cereal Partners Worldwide and Snack Ventures Europe joint ventures. He has served as Vice Chairman since October 1999. Mr. Demeritt joined General Mills in 1969 and served in a variety of consumer food marketing positions. He was president of International Foods from 1991 to 1993 and from 1993 to 1999 was Chief Executive Officer of Cereal Partners Worldwide, our global cereal joint venture with Nestle.

     James A. Lawrence, age 49, is Executive Vice President, Chief Financial Officer, with additional responsibility for international operations. Mr. Lawrence joined the Company in this position in 1998 from Northwest Airlines where he was Executive Vice President, Chief Financial Officer. Prior to joining Northwest Airlines in 1996, he was at Pepsi-Cola International, serving initially as Executive Vice President and subsequently as President and Chief Executive Officer for its operations in Asia, the Middle East and Africa.

     Siri S. Marshall, age 54, is Senior Vice President, Corporate Affairs, General Counsel and Secretary. Ms. Marshall joined the Company in 1994 as Senior Vice President, General Counsel and Secretary. Ms. Marshall joined the Company in 1994 from Avon Products, Inc. where she spent 15 years, last serving as Senior Vice President, General Counsel and Secretary.

     Michael A. Peel, age 52, is Senior Vice President, Human Resources and Corporate Services. Mr. Peel joined the Company in this position in 1991 from PepsiCo where he spent 14 years, last serving as Senior Vice President, Human Resources, responsible for PepsiCo Worldwide Foods.

     Jeffrey J. Rotsch, age 52, is Senior Vice President, with overall responsibility for Consumer Food Sales and Channel Development. Mr. Rotsch joined the Company in 1974 and served as the president of several divisions, including Betty Crocker and Big G cereals. He was elected Senior Vice President in 1993 and named to his present position in November 1997.

     Stephen W. Sanger, age 56, has been Chairman and Chief Executive Officer of General Mills since 1995. Mr. Sanger joined the Company in 1974 and served as the head of several business units, including Yoplait USA and Big G cereals. He was elected a Senior Vice President in 1989, an Executive Vice President in 1991, Vice Chairman in 1992 and President in 1993. He is a director of Target Corporation and Donaldson Company, Inc. and Chairman of the Board of Directors of Grocery Manufacturers of America.

     Danny L. Strickland, age 53, is Senior Vice President, Innovation, Technology and Quality. Mr. Strickland joined the Company in this position in 1997 from Johnson & Johnson where he held the position of Executive Vice President, Worldwide Absorbent Products and Material Research from 1993 to 1997. Prior to joining Johnson & Johnson, he spent five years at Kraft General Foods as Vice President of Technology.

     Kenneth L. Thome, age 54, is Senior Vice President, Financial Operations. Mr. Thome joined the Company in 1969 and was named Vice President, Controller for Convenience and International Foods Group in 1985, Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991 and was elected to his present position in 1993.

     Raymond G. Viault, age 58, is Vice Chairman of the Company with responsibility for General Mills' meals, baking products, and Pillsbury USA and bakeries and foodservice businesses. Mr. Viault joined the Company as Vice Chairman in 1996 from Philip Morris, where he had been based in Zurich, Switzerland, serving since 1990 as President of Kraft Jacobs Suchard. Mr. Viault was with Kraft General Foods a total of 20 years, serving in a variety of major marketing and general management positions. Mr. Viault is a director of VF Corporation and Newell Rubbermaid Inc.

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

     This Report contains or incorporates by reference forward looking statements with respect to annual or long-term goals of the Company. The Company and its representatives also may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

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

     In particular, the Company's predictions about the future volume and earnings could be affected by difficulties resulting from the Pillsbury acquisition, such as integration problems, failure to achieve synergies, difficulty consolidating manufacturing capacity, unanticipated liabilities, inexperience in new business lines, and changes in the competitive environment. The Company's future results also could be affected by a variety of additional factors such as: competitive dynamics in the U.S. ready-to-eat cereal market, including pricing and promotional spending levels by competitors; the impact of competitive products and pricing; product development; actions of competitors other than as described above; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in laws and regulations, including changes in accounting standards; customer demand; effectiveness of advertising and marketing spending or programs; consumer perception of health-related issues; economic conditions, including changes in inflation rates or interest rates; fluctuations in the cost and availability of supply-chain resources; and foreign economic conditions, including currency rate fluctuations.

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

ITEM 2.   PROPERTIES.

     The Company's principal executive offices and main research facilities are Company-owned, and are located in the Minneapolis, Minnesota metropolitan area. General Mills owns and operates numerous manufacturing facilities, and maintains many sales and administrative offices and warehouses, mainly in the United States. Other facilities are operated in Canada, and elsewhere around the world. In addition to owned facilities, the Company acquired 583,885 square feet of leased office space in Minneapolis with the acquisition of the Pillsbury business. A portion of this space has been sublet and the Company intends to sublet the remaining space upon completion of the headquarters office addition. Please see Note 17 to Consolidated Financial Statements appearing on pages 37 and 38 of the Company's 2002 Annual Report to Stockholders which is incorporated herein by reference.

     As of May 2002, General Mills operated 91 food production facilities for a wide variety of food products. Of these plants, 54 are located in the United States, 11 in Europe, 11 in Asia, eight in Canada and Mexico, six in Latin America and one in Africa.

     The Company owns wheat flour mills at seven locations: Avon, Iowa; Buffalo, New York; Great Falls, Montana; Johnson City, Tennessee; Kansas City, Missouri; Vallejo, California; and Vernon, California. The Company operates 11 terminal grain elevators and has country grain elevators in 34 locations, primarily in Idaho and Montana.

     General Mills also owns or leases warehouse space aggregating approximately 16,500,000 square feet, of which approximately 11,400,000 square feet are leased. A number of sales and administrative offices are maintained in the United States, Canada, and elsewhere around the world, totaling 2,900,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS.

     In management's opinion, there were no claims or litigation pending at May 26, 2002, the outcome of which could have a material adverse effect on the consolidated financial position or results of operations of the Company. See the information contained under the section entitled "Environmental Matters," on page 6 of this report, for a discussion of environmental matters in which the Company is involved.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters require disclosure here.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information relating to the market prices and dividends of the Company's common stock contained in Note 19 to Consolidated Financial Statements and in the Six-Year Financial Summary appearing on pages 39 and 18 of Registrant's 2002 Annual Report to Stockholders is incorporated into this report by reference. As of July 25, 2002, the number of record holders of common stock was 38,047. The Company's common stock ($.10 par value) is listed on the New York Stock Exchange.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information for fiscal years 1998 through 2002 contained in the Six-Year Financial Summary on page 18 of Registrant's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information in the section entitled "Management's Discussion and Analysis" on pages 12 through 17 of Registrant's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information in the "Market Risk Management" subsection of the section entitled "Management's Discussion and Analysis" on page 17 of Registrant's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information on pages 20 through 39 of Registrant's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No matters require disclosure here.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained in the sections entitled "Information About Nominees For the Board of Directors" and "Section 16(a): Beneficial Ownership Reporting Compliance" contained in Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders is incorporated herein by reference. Certain information regarding the Registrant's executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained on pages 25 through 31 of Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders is incorporated herein by reference. The information appearing under the heading "Report of Compensation Committee on Executive Compensation" is not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

(a) The information contained in the section entitled "Stock Ownership of General Mills Directors and Officers" contained in Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders is incorporated herein by reference.

(b) The following table provides information about General Mills common stock that may be issued upon the exercise of stock options and stock units under all of the Registrant's equity compensation plans in effect as of May 26, 2002.


                      EQUITY COMPENSATION PLAN INFORMATION

    -----------------------------------------------------------------------------------------------------------------
             PLAN CATEGORY         NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE    NUMBER OF SECURITIES
                                     ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING     REMAINING AVAILABLE FOR
                                      OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND      FUTURE ISSUANCE UNDER
                                       WARRANTS AND RIGHTS                RIGHTS              EQUITY COMPENSATION
                                                                                               PLANS (EXCLUDING
                                                                                            SECURITIES REFLECTED IN
                                                                                               THE FIRST COLUMN)
                                               (a)                         (b)                        (c)
    -----------------------------------------------------------------------------------------------------------------
    EQUITY COMPENSATION PLANS               47,259,001                    $32.77                   7,077,803
    APPROVED BY SECURITY
    HOLDERS (1)
    -----------------------------------------------------------------------------------------------------------------
    EQUITY COMPENSATION PLANS NOT           24,130,414                    $41.96                   2,271,038
    APPROVED BY SECURITY
    HOLDERS (2)
    -----------------------------------------------------------------------------------------------------------------
    TOTAL                                   71,389,415                    $35.88                   9,348,841
    -----------------------------------------------------------------------------------------------------------------

     (1) Includes stock options and stock units granted under the following shareholder-approved plans: Executive Incentive Plan, 1998 Senior Management Stock Plan, 1995 Salary Replacement Stock Option Plan, and 2001 Compensation Plan for Non-Employee Directors, and the following shareholder-approved plans, which have been discontinued: Stock Option and Long-Term Incentive Plan of 1988, 1990 Stock Plan for Non-Employee Directors, 1990 Salary Replacement Stock Option Plan, Stock Option and Long-Term Incentive Plan of 1993, and 1996 Compensation Plan for Non-Employee Directors. No awards may be granted under any of the discontinued plans.

          Column (a) includes 179,935 stock units granted to key employees and non-employee directors under the following plans: Executive Incentive Plan, 2001 Compensation Plan for Non-Employee Directors, Long-Term Incentive Plan of 1993, 1996 Compensation Plan for Non-Employee Directors and 37,302 stock units granted to key employees but deferred under the following plans: Executive Incentive Plan and Stock Option Long-Term Incentive Plan of 1993.

          Column (c) excludes restricted stock units to be awarded under the Executive Incentive Plan that are tied to the amount of an executive's incentive award, which is based on Company and individual performance. The Plan imposes a limit on the amount of an executive's annual incentive award.

     (2) Column (a) includes 88,219 stock units and 8,000 deferred stock units granted to employees under the 1998 Employee Stock Plan. Also, the column includes 499 stock units, representing dividend equivalents credited based on dividends paid on the Company's common stock that are reinvested and deferred in additional stock units, and 842 stock units, representing the Company's matching contributions in common stock allocable to incentive compensation and restricted stock granted under various stock plans and deferred under the Deferred Compensation Plan.

          1998 Employee Stock Plan
          ------------------------
          In June 1998, the Board of Directors adopted the 1998 Employee Stock Plan, which became effective September 28, 1998. All employees of the Company are eligible to receive grants of stock options, restricted stock or restricted stock units under the Plan. Non-qualified stock options are available for grant under the Plan at an option price that is 100% of the fair market value on the date the option is granted. Stock options expire within 10 years and one month following the grant date and generally become exercisable in four years. Awards of restricted stock and restricted stock units under the Plan are limited to 15% of the authorized shares. The Plan contains provisions covering the treatment of stock options, restricted stock and stock units upon an employee's resignation, retirement or death. In the event of a change of control of the Company, stock options, restricted stock and stock units granted under the Plan will immediately vest, stock options will become exercisable, and restricted stock and common stock and dividend equivalents to be issued in respect of stock units will be immediately distributed to an employee. 28,000,000 shares are authorized for issuance under the Plan.

          Deferred Compensation Plan
          --------------------------
          The Company's Deferred Compensation Plan was approved by the Compensation Committee of the Board of Directors and became effective on May 1, 1984. The Plan is a non-qualified compensation plan that provides for the deferral of cash incentives, common stock issued under the Company's stock option plans, restricted stock and restricted stock units issued under the Company's various stock plans. An employee can elect to defer up to 100% of annual incentive compensation, receipt of shares of common stock resulting from a stock-for-stock exercise of stock options under the Company's stock option plans, shares of common stock attributable to nonvested restricted stock or restricted stock units under the Company's restricted stock plans. Certain key and highly compensated management employees of the Company are eligible to participate and defer compensation under the Plan.

          DEFERRED CASH OR STOCK UNIT ACCOUNT. A deferred cash incentive compensation account is established for each participant electing to defer such compensation. Each participant's deferred cash account is credited monthly with a rate of return based on the investment performance of participant-selected 401(k) Savings Plan funds for the prior month. A deferred stock unit account is established for an employee electing to defer receipt of common stock under a stock option grant or shares of restricted stock or restricted stock units under the Company's stock plans. Dividend equivalent amounts can be paid out to the employee or credited to an employee's account to reflect dividends paid on the Company's common stock, based on the number of stock units deferred and credited to an employee's deferred account.

          COMPANY CONTRIBUTIONS IN CASH AND STOCK. The Company credits the deferred cash account of each participant in the Plan with an additional amount that will equal the value of the employer matching contributions that the Company would have otherwise made to the participant's 401(k) Savings Plan account if the employee had not deferred compensation under the Plan. The Company credits the deferred stock unit account of each participant in the Plan with additional stock units in an amount equal to the value of the employer matching contributions that the Company would have otherwise made to the employee's 401(k) Savings Plan account if the employee had not deferred compensation under the Plan.

          PROVISIONS COVERING RESIGNATION, RETIREMENT, DEATH AND CHANGE OF CONTROL. The Plan contains provisions covering the payout of deferred cash and stock unit accounts upon an employee's resignation, retirement or death. In the event of a change in control of the Company, shares of common stock and cash attributable to stock units and dividend equivalents credited to an employee's deferred stock unit account under the Plan will be immediately distributed. In addition, a trust has been established to hold Company assets as a reserve for the discharge of certain Company obligations under the Plan in the event of a change of control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained on pages 10 through 12 of Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders is incorporated herein by reference.


------------------------

The Company's Annual Report on Form 10-K for the fiscal year ended May 26, 2002, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and the Board of Directors
General Mills, Inc.:

     Under date of June 24, 2002, we reported on the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 26, 2002 and May 27, 2001 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended May 26, 2002, as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended May 26, 2002. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        /s/ KPMG LLP

Minneapolis, Minnesota
June 24, 2002




                               CONSENT OF KPMG LLP


The Board of Directors
General Mills, Inc.:

     We consent to incorporation by reference in the Registration Statements (No. 2-49637 and 333-75808) on Form S-3 and Registration Statements (Nos. 2-13460, 2-53523, 2-95574, 33-24504, 33-27628, 33-32059, 33-36892, 33-36893,
33-50337, 33-62729, 333-13089, 333-32509, 333-65311, 333-65313, 333-90010, and
333-90012) on Form S-8 of General Mills, Inc. of our report dated June 24, 2002, relating to the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 26, 2002 and May 27, 2001 and the related consolidated statements of earnings, stockholders' equity, cash flows and our report dated June 24, 2002 on the related financial statement schedule for each of the fiscal years in the three-year period ended May 26, 2002, which reports are included or incorporated by reference in the May 26, 2002 annual report on Form 10-K of General Mills, Inc.



                                        /s/ KPMG LLP

Minneapolis, Minnesota
August 13, 2002

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)   1.  FINANCIAL STATEMENTS:

          Consolidated Statements of Earnings for the Fiscal Years Ended May 26, 2002, May 27, 2001 and May 28, 2000 (incorporated herein by reference to page 20 of the Registrant's 2002 Annual Report to Stockholders).

          Consolidated Balance Sheets at May 26, 2002 and May 27, 2001 (incorporated herein by reference to page 21 of the Registrant's 2002 Annual Report to Stockholders).

          Consolidated Statements of Cash Flows for the Fiscal Years Ended May 26, 2002, May 27, 2001 and May 28, 2000 (incorporated herein by reference to page 22 of the Registrant's 2002 Annual Report to Stockholders).

          Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended May 26, 2002, May 27, 2001 and May 28, 2000 (incorporated herein by reference to page 23 of the Registrant's 2002 Annual Report to Stockholders).

          Notes to Consolidated Financial Statements (incorporated herein by reference to pages 24 through 39 of the Registrant's 2002 Annual Report to Stockholders).

      2.  FINANCIAL STATEMENT SCHEDULES:

          For the Fiscal Years Ended May 26, 2002, May 27, 2001 and May 28,
          2000:

                   II -  Valuation and Qualifying Accounts

      3.  EXHIBITS:

      Exhibit No.                          Description
      -----------                          -----------
         2.1 Agreement and Plan of Merger, dated as of July 16, 2000 by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed July 20, 2000).
         2.2 First Amendment dated as of April 12, 2001 to Agreement and Plan of Merger dated as of July 16, 2000 by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed April 13, 2001).
         2.3 Second Amendment, dated as of October 31, 2001, to Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed November 2, 2001).
         3.1 Registrant's Restated Certificate of Incorporation, as amended to date.
         3.2 Registrant's By-Laws, as amended to date (incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
         4.1 Indenture between Registrant and U.S. Bank Trust National Association (f.k.a. Continental Illinois National Bank and Trust Company of Chicago), as amended to date by Supplemental Indentures Nos. 1 through 8.
         4.2 Rights Agreement dated as of December 11, 1995 between Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank Minnesota, N.A.) (incorporated herein by reference to Exhibit 1 to Registrant's Registration Statement on Form 8-A filed January 2, 1996).
         4.3 Indenture between Registrant and U.S. Bank Trust National Association (f.k.a. First Trust of Illinois, National Association) dated February 1, 1996 (incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3 effective February 23, 1996).

         4.4       Indenture between Ralcorp Holdings, Inc. and The First
                   National Bank of Chicago, as supplemented to date by the
                   First Supplemental Indenture among Ralcorp Holdings, Inc.,
                   Registrant and The First National Bank of Chicago.
         4.5       Amendment No. 1 dated as of July 16, 2000, to the Rights
                   Agreement dated as of December 11, 1995 between Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank
                   Minnesota, N.A.) (incorporated by reference to Exhibit 1 to
                   Registrant's Report on Form 8-A/A dated July 25, 2000).
       *10.1       Stock Option and Long-Term Incentive Plan of 1988, as amended to date (incorporated herein by reference to Exhibit 10.1 to
                   Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
        10.2       Addendum No. 3 effective as of March 15, 1993 to Protocol of
                   Cereal Partners Worldwide (incorporated herein by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K
                   for the fiscal year ended May 28, 2000).
       *10.3       1998 Employee Stock Plan, as amended to date.
       *10.4       Amended and Restated Executive Incentive Plan, as amended to date (incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
       *10.5       Management Continuity Agreement, as amended to date
                   (incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
       *10.6       Supplemental Retirement Plan, as amended to date
                   (incorporated herein by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
       *10.7       Executive Survivor Income Plan, as amended to date
                   (incorporated herein by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
       *10.8       Executive Health Plan, as amended to date (incorporated
                   herein by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q for the period ended February 24, 2002).
       *10.9       Supplemental Savings Plan, as amended to date (incorporated herein by reference to Exhibit 10.9 to Registrant's Annual
                   Report on Form 10-K for the fiscal year ended May 28, 2000).
       *10.10      1996 Compensation Plan for Non-Employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
       *10.11      General Mills, Inc. 1995 Salary Replacement Stock Option
                   Plan, as amended to date (incorporated herein by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
       *10.12      General Mills, Inc. Deferred Compensation Plan, as amended to date (incorporated herein by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
       *10.13      Supplemental Benefits Trust Agreement dated February 9, 1987, as amended and restated as of September 26, 1988
                   (incorporated herein by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
       *10.14      Supplemental Benefits Trust Agreement dated September 26,
                   1988 (incorporated herein by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
        10.15      Agreements dated November 29, 1989 by and between General
                   Mills, Inc. and Nestle, S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended May 28, 2000).
        10.16      Protocol and Addendum No. 1 to Protocol of Cereal Partners
                   Worldwide dated November 21, 1989 (incorporated herein by reference to Exhibit 10.16 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended May 27, 2001).
       *10.17      1990 Salary Replacement Stock Option Plan, as amended to date
                   (incorporated herein by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
        10.18      Addendum No. 2 dated March 16, 1993 to Protocol of Cereal
                   Partners Worldwide (incorporated herein by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).
        10.19      Agreement dated July 31, 1992 by and between General Mills,
                   Inc. and PepsiCo, Inc. (incorporated herein by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

*Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

      Exhibit No.                          Description
      -----------                          -----------
       *10.20      Stock Option and Long-Term Incentive Plan of 1993, as amended to date (incorporated herein by reference to Exhibit 10.20 to
                   Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
        10.21      Standstill Agreement with CPC International, Inc. dated
                   October 17, 1994 (incorporated herein by reference to Exhibit
                   10.21 to Registrant's Annual Report on Form 10-K for the
                   fiscal year ended May 28, 2000).
       *10.22      1998 Senior Management Stock Plan, as amended to date
                   (incorporated herein by reference to Exhibit 10.22 to
                   Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
       *10.23      2001 Compensation Plan for Non-employee Directors
                   (incorporated herein by reference to Exhibit 10.2 to
                   Registrant's Report on Form 10-Q for the period ended
                   February 24, 2002).
        12         Statement of Ratio of Earnings to Fixed Charges (contained on page 21 of this Report).
        13         2002 Annual Report to Stockholders (only those portions
                   expressly incorporated by reference herein shall be deemed filed with the Commission).
        21         List of Subsidiaries of General Mills, Inc.
        23         Consent of KPMG LLP (contained on page 13 of this Report).
        99.1       364-Day Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative
                   Agent, and the other financial institutions party thereto
                   (incorporated by reference to Exhibit 99.1 to Registrant's
                   Quarterly Report on Form 10-Q for the period ended February
                   25, 2001).
        99.2       Five Year Credit Agreement, dated as of January 24, 2001,
                   among the Registrant, The Chase Manhattan Bank, as
                   Administrative Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit 99.2 to Registrant's Quarterly Report on Form 10-Q for the period ended February 25, 2001).
        99.3       Amendment No. 1, dated as of October 31, 2001, to 364-Day
                   Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative
                   Agent, and the other financial institutions party thereto.
                   (incorporated herein by reference to Exhibit 99.1 to Registrant's Report on Form 8-K filed February 2, 2002).
        99.4       Amendment No. 2, dated as of January 23, 2002, to 364-Day
                   Credit Agreement, dated as of January 24, 2001, among the Registrant, JPMorgan Chase Bank, as Administrative Agent, and the other financial institutions party thereto. (incorporated herein by reference to Exhibit 99.2 to Registrant's Report on Form 8-K filed February 2, 2002).
        99.5       Amendment No. 1, dated as of October 31, 2001, to Five-Year
                   Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative
                   Agent, and the other financial institutions party thereto.
                   (incorporated herein by reference to Exhibit 99.3 to Registrant's Report on Form 8-K filed February 2, 2002).
        99.6       364-Day Credit Agreement, dated as of October 30, 2001, among
                   Registrant, Morgan Guaranty Trust Company of New York, as
                   Administrative Agent, and the other financial institutions party thereto. (incorporated herein by reference to Exhibit
                   99.1 to Registrant's Report on Form 8-K filed November 15,
                   2001).
        99.7       Amendment No. 1, dated as of November 9, 2001, to Credit
                   Agreement, dated as of October 30, 2001, among Registrant,
                   Morgan Guaranty Trust Company of New York, as Administrative
                   Agent, and the other financial institutions party thereto.
                   (incorporated herein by reference to Exhibit 99.2 to Registrant's Report on Form 8-K filed November 15, 2001).

(b)    REPORTS ON FORM 8-K.
       None.

*Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GENERAL MILLS, INC.

Dated: August 13, 2002
                                     By:          /s/ S. S. MARSHALL
                                        ----------------------------------------
                                                    S. S. Marshall
                                       SENIOR VICE PRESIDENT, CORPORATE AFFAIRS,
                                             GENERAL COUNSEL AND SECRETARY

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                       TITLE                       DATE
          ---------                       -----                       ----


   /s/ STEPHEN R. DEMERITT        Director                       July 26, 2002
------------------------------     Vice Chairman
    (Stephen R. Demeritt)


      /s/ L. DE SIMONE            Director                       August 13, 2002
------------------------------
    (Livio D. DeSimone)


       /s/ W.T. ESREY             Director                       August 13, 2002
------------------------------
     (William T. Esrey)


     /s/ R.V. GILMARTIN           Director                       August 13, 2002
------------------------------
   (Raymond V. Gilmartin)


  /s/ JUDITH RICHARDS HOPE        Director                       July 29, 2002
------------------------------
      (Judith R. Hope)


    /s/ ROBERT L. JOHNSON         Director                       August 5, 2002
------------------------------
     (Robert L. Johnson)


     /s/ JOHN M. KEENAN           Director                       August 7, 2002
------------------------------
      (John M. Keenan)


     /s/ HEIDI G. MILLER          Director                       August 8, 2002
------------------------------
      (Heidi G. Miller)


       /s/ S.W. SANGER            Chairman of the Board and      July 26, 2002
------------------------------     Chief Executive Officer
     (Stephen W. Sanger)


    /s/ A. MICHAEL SPENCE         Director                       August 2, 2002
------------------------------
     (A. Michael Spence)

          SIGNATURE                       TITLE                       DATE
          ---------                       -----                       ----


   /s/ DOROTHY A. TERRELL         Director                       August 13, 2002
------------------------------
    (Dorothy A. Terrell)


       /s/ R.G. VIAULT            Director                       July 26, 2002
------------------------------     Vice Chairman
     (Raymond G. Viault)


      /s/ PAUL S. WALSH           Director                       August 13, 2002
------------------------------
       (Paul S. Walsh)


    /s/ KENNETH L. THOME          Senior Vice President,         August 13, 2002
------------------------------     Financial Operations
     (Kenneth L. Thome)            (Principal Accounting Officer)

                      GENERAL MILLS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)


                                                                         Year ended
                                                          ------------------------------------------
                                                             May 26,        May 27,       May 28,
                                                              2002           2001          2000
                                                             ------         ------         ------
ALLOWANCE FOR POSSIBLE LOSSES
   ON ACCOUNTS RECEIVABLE:

    Balance at beginning of year                             $    6         $    6         $    5
    Additions charged to expense                                  3              1              3
    Additions from acquisitions                                  15             --             --
    Bad debt write-offs                                          (2)            (2)            (3)
    Other adjustments and reclassifications                      (1)             1              1
                                                             ------         ------         ------

    Balance at end of year                                   $   21         $    6         $    6
                                                             ======         ======         ======


VALUATION ALLOWANCE FOR
   DEFERRED TAX ASSETS:

    Balance at beginning of year                             $    3         $    5         $    5
    Additions charged to expense                                  7             --             --
    Reductions credited to expense                               --             (2)            --
                                                             ------         ------         ------

    Balance at end of year                                   $   10         $    3         $    5
                                                             ======         ======         ======


RESTRUCTURING CHARGES:

    Balance at beginning of year                             $    9         $   10         $   44
    Additions charged to expense                                190             12             --
    Net amounts utilized for restructuring activities           (83)           (13)           (34)
                                                             ------         ------         ------

    Balance at end of year                                   $  116         $    9         $   10
                                                             ======         ======         ======

                                  EXHIBIT INDEX


         3.1 Registrant's Restated Certificate of Incorporation, as amended to date.

         4.1 Indenture between Registrant and U.S. Bank Trust National Association (f.k.a. Continental Illinois National Bank and Trust Company of Chicago), as amended to date by Supplemental Indentures Nos. 1 through 8.

         4.4 Indenture between Ralcorp Holdings, Inc. and The First National Bank of Chicago, as supplemented to date by the First Supplemental Indenture among Ralcorp Holdings, Inc., Registrant and The First National Bank of Chicago.

         10.3     1998 Employee Stock Plan, as amended to date.

         12 General Mills, Inc. Ratio of Earnings to Fixed Charges (contained on page 21 of this Report).

         13 2002 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

         21       List of Subsidiaries of General Mills, Inc.

         23       Consent of KPMG LLP (contained on page 13 of this Report).