Form 10-Q
period 2002-08-25
GENERAL MILLS INC
filed 2002-10-07
CIK 40704

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


As of September 23, 2002, General Mills had 367,910,613 shares of its $.10 par value common stock outstanding (excluding 134,396,051 shares held in treasury).

                          Part I. FINANCIAL INFORMATION


Item 1. Financial Statements.

                               GENERAL MILLS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Unaudited) (In Millions, Except per Share Data)

                                                            Thirteen Weeks Ended
                                                          ------------------------
                                                          AUGUST 25,    August 26,
                                                             2002          2001
                                                          ----------    ----------
Net Sales                                                 $    2,362    $    1,404

Costs and Expenses:
   Cost of sales                                               1,386           721
   Selling, general and administrative                           533           372
   Interest, net                                                 142            49
   Unusual items expense (income)                                 55           (15)
                                                          ----------    ----------
     Total Costs and Expenses                                  2,116         1,127
                                                          ----------    ----------

Earnings before Taxes and Earnings
     from Joint Ventures                                         246           277

Income Taxes                                                      87            95

Earnings from Joint Ventures                                      17             9
                                                          ----------    ----------

Earnings before cumulative effect
   of change in accounting principle                             176           191

Cumulative effect of change
   in accounting principle                                        --            (3)
                                                          ----------    ----------

Net Earnings                                              $      176    $      188
                                                          ==========    ==========

Earnings per Share - Basic:

   Earnings before cumulative effect
    of change in accounting principle                     $      .48    $      .67

   Cumulative effect of change
    in accounting principle                                       --          (.01)
                                                          ----------    ----------

   Net Earnings                                           $      .48    $      .66
                                                          ==========    ==========

Average Number of Common Shares
    - Basic                                                      367           285
                                                          ==========    ==========

Earnings per Share - Diluted:

   Earnings before cumulative effect
    of change in accounting principle                     $      .47    $      .65

   Cumulative effect of change
    in accounting principle                                       --          (.01)
                                                          ----------    ----------

   Net Earnings                                           $      .47    $      .64
                                                          ==========    ==========

Average Number of Common Shares -
   Assuming Dilution                                             376           295
                                                          ==========    ==========

Dividends per Share                                       $     .275    $     .275
                                                          ==========    ==========

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In Millions)

                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
                                                     AUGUST 25,     August 26,      May 26,
                                                        2002           2001           2002
                                                     ----------     ----------     ----------
ASSETS
Current Assets:
   Cash and cash equivalents                         $      745     $       53     $      975
   Receivables                                            1,059            600          1,010
   Inventories:
     Valued primarily at FIFO                               379            242            335
     Valued at LIFO (FIFO value exceeds LIFO by
        $31, $30 and $31, respectively)                     880            340            720
   Prepaid expenses and other current assets                131             82            156
   Deferred income taxes                                    226             62            241
                                                     ----------     ----------     ----------
        Total Current Assets                              3,420          1,379          3,437
                                                     ----------     ----------     ----------

Land, Buildings and Equipment, at Cost                    4,695          3,234          4,618
   Less accumulated depreciation                         (1,935)        (1,722)        (1,854)
                                                     ----------     ----------     ----------
        Net Land, Buildings and Equipment                 2,760          1,512          2,764
Goodwill                                                  8,474            804          8,473
Other Intangible Assets                                      90             74             90
Other Assets                                              1,853          1,390          1,776
                                                     ----------     ----------     ----------

Total Assets                                         $   16,597     $    5,159     $   16,540
                                                     ==========     ==========     ==========

LIABILITIES AND EQUITY
Current Liabilities:
   Accounts payable                                  $    1,328     $      548     $    1,217
   Current portion of long-term debt                        229            353            248
   Notes payable                                          3,269            877          3,600
   Other current liabilities                                769            403            682
                                                     ----------     ----------     ----------
        Total Current Liabilities                         5,595          2,181          5,747
Long-term Debt                                            5,547          2,213          5,591
Deferred Income Taxes                                       326            210            336
Deferred Income Taxes - Tax Leases                           72             75             71
Other Liabilities                                         1,097            577          1,066
                                                     ----------     ----------     ----------
        Total Liabilities                                12,637          5,256         12,811
                                                     ----------     ----------     ----------

Minority Interest                                           299             --            153

Stockholders' Equity:
   Cumulative preference stock, none issued                  --             --             --
   Common stock, 502, 408 and 502 shares issued,
         respectively                                     5,743            763          5,733
   Retained earnings                                      2,643          2,577          2,568
   Less common stock in treasury, at cost, shares
     of 134, 124 and 135, respectively                   (4,273)        (3,053)        (4,292)
   Unearned compensation                                    (57)           (50)           (57)
   Accumulated other comprehensive income                  (395)          (334)          (376)
                                                     ----------     ----------     ----------
        Total Stockholders' Equity                        3,661            (97)         3,576
                                                     ----------     ----------     ----------

Total Liabilities and Equity                         $   16,597     $    5,159     $   16,540
                                                     ==========     ==========     ==========

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited) (In Millions)

                                                                Thirteen Weeks Ended
                                                             -------------------------
                                                             AUGUST 25,     August 26,
                                                                2002           2001
                                                             ----------     ----------
Cash Flows - Operating Activities:
   Net earnings                                              $      176     $      188
   Adjustments to reconcile net earnings to cash flow:
      Depreciation and amortization                                  90             53
      Deferred income taxes                                          40              6
      Changes in current assets and liabilities
            excluding effects of businesses acquired                (37)            (4)
      Tax benefit on exercised options                                4              9
      Cumulative effect of change
            in accounting principle                                  --              3
      Unusual items expense (income)                                 55            (15)
      Other, net                                                    (57)           (24)
                                                             ----------     ----------
   Cash provided by continuing operations                           271            216
   Cash used by discontinued operations                              (1)            (1)
                                                             ----------     ----------
      Net Cash Provided by Operating Activities                     270            215
                                                             ----------     ----------

Cash Flows - Investment Activities:
   Purchases of land, buildings and equipment                       (94)           (64)
   Investments in businesses, intangibles and affiliates,
      net of investment returns and dividends                       (38)           (35)
   Purchases of marketable investments                               (4)           (40)
   Proceeds from sale of marketable investments                      --             20
   Proceeds from disposal of land, buildings & equipment             --              7
   Other, net                                                       (28)            (5)
                                                             ----------     ----------
      Net Cash Used by Investment Activities                       (164)          (117)
                                                             ----------     ----------

Cash Flows - Financing Activities:
   Change in notes payable                                         (333)            16
   Issuance of long-term debt                                         4              3
   Payment of long-term debt                                        (68)           (18)
   Proceeds from minority investors, net                            147             --
   Common stock issued                                               20             28
   Purchases of common stock for treasury                           (17)           (61)
   Dividends paid                                                  (101)           (78)
   Other, net                                                        12              1
                                                             ----------     ----------
      Net Cash Used by Financing Activities                        (336)          (109)
                                                             ----------     ----------

Decrease in Cash and Cash Equivalents                        $     (230)    $      (11)
                                                             ==========     ==========

Cash Flows from Changes in Current Assets and
   Liabilities, Excluding Effects of Businesses Acquired:
      Receivables                                                   (35)            91
      Inventories                                                  (203)           (67)
      Prepaid expenses and other current assets                      26             17
      Accounts payable                                              120            (72)
      Other current liabilities                                      55             27
                                                             ----------     ----------
Changes in Current Assets and Liabilities                    $      (37)    $       (4)
                                                             ==========     ==========

See accompanying notes to consolidated condensed financial statements.

                               GENERAL MILLS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Background

These consolidated condensed financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 25, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2003.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report for the year ended May 26, 2002. The accounting policies used in preparing these consolidated condensed financial statements are the same as those described in Note One of our annual report, except as described in Note (8), "Accounting Rules Adopted."

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

The total acquisition consideration (exclusive of direct acquisition costs) was approximately $9,724 million. Under terms of the agreement, Diageo holds contingent value rights that may require payment to Diageo on April 30, 2003, of up to $395 million, depending on the General Mills stock price and the number of General Mills shares that Diageo continues to hold on that date. If the General Mills stock price averages less than $49 per share for the 20 trading days prior to that date, Diageo will receive an amount per share equal to the difference between $49 and the General Mills stock trading price, up to a maximum of $5 per share.

The excess of the purchase price over the estimated fair value of the net assets purchased was approximately $8 billion. The allocation of the purchase price is based on preliminary estimates, subject to revisions when appraisals and integration plans have been finalized. Revisions to the allocation, which may be significant, will be reported in a future period as changes to various assets and liabilities, including goodwill, other intangible assets, and deferred income taxes. As of August 25, 2002, the goodwill balance includes all of the excess purchase price of the Pillsbury acquisition, as the valuation of specific intangible assets has not yet been completed. We expect the valuation to result in a significant value for non-amortizable brands. We do not anticipate significant amounts to be allocated to amortizable intangible assets and, therefore, the amount of intangibles amortization is not expected to be material to the results of operations in future periods.

The excess purchase price was adjusted in the first quarter of 2003, when we announced that we would close the Hillsdale, Mich., plant which produced dry mix products and flour for our foodservice business. The production capacity for the dry mix product lines will be absorbed within other facilities throughout the General Mills supply chain, while the flour mill business will be sold. A total of 119 employees were affected by the closure.

We continue to evaluate plans to consolidate manufacturing, warehouse and distribution activities into fewer locations. The closure of additional Pillsbury facilities could result in additional severance and other exit liabilities, which would increase the excess purchase price. These amounts will be recorded on our consolidated balance sheet as adjustments to the excess purchase price when plans have been finalized and announced. The integration of Pillsbury into General Mills' operations also may result in the restructuring of certain General Mills activities. These actions could result in additional unusual charges, which will be recorded as expense in our consolidated statements of earnings in the period during which plans are finalized.

Actual results of acquired business operations are included in the consolidated statement of earnings for the period from November 1, 2001. The following unaudited pro forma information for the prior year's first quarter presents a summary of our consolidated results of operations and the acquired Pillsbury operations as if the acquisition had occurred at the beginning of fiscal 2002.

                                                        13 Weeks ended
                                                              Aug. 26,
In Millions, Except per Share Data                                2001
----------------------------------------------------------------------
Net Sales                                                     $  2,425
Earnings before cumulative effect
 of change in accounting principle                                 208
Net earnings                                                       205
Earnings per Share - Basic
 EPS before cumulative effect
   of change in accounting principle                               .57
 Net EPS - Basic                                                   .56
Earnings Per Share - Diluted
 EPS before cumulative effect
   of change in accounting principle                               .56
 Net EPS - Diluted                                                 .55
----------------------------------------------------------------------

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that would have been expected to result from the integration of the Pillsbury businesses. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of fiscal 2002, or of future results of the consolidated entities.

(3) Unusual Items

In the first quarter of fiscal 2003, we recorded $41 million pretax charges associated with the closure of our St. Charles, Illinois plant, and $14 million pretax charges for Pillsbury transaction and integration costs. The total of these unusual items was $55 million pretax expense, $35 million after tax ($.09 per diluted share).

In the first quarter of fiscal 2002, we reached settlements with additional insurance companies that participated in the reinsurance of a property policy covering a 1994 oats handling incident. We recorded $27 million pretax income, net of associated costs, related to these settlements. This income was partially offset by pretax charges of (1) $5 million associated with our pending acquisition of The Pillsbury Company; (2) $4 million, primarily severance, for the exit from the SQUEEZIT beverage business; and (3) $3 million, net of insurance recovery, associated with a flash flood at our Cincinnati, Ohio, cereal plant. The net of these unusual items was $15 million pretax income, $9 million after tax ($.03 per diluted share).

(4) Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

                                           Thirteen Weeks Ended                  Thirteen Weeks Ended
                                              August 25, 2002                       August 26, 2001
                                    ----------------------------------     ----------------------------------
                                     Pretax         Tax          Net        Pretax        Tax          Net
                                    --------     --------     --------     --------     --------     --------
Earnings                            $            $            $    176     $            $            $    188

Other Comprehensive Income
  (Loss):

 Foreign currency
   translation adjustments                15           --           15            8           --            8

 Other Fair Value Changes:
    Securities                             8           (3)           5            2           --            2
    Hedge derivatives                   (121)          45          (76)        (150)          56          (94)

 Reclassification to earnings:
    Securities                            --           --           --           --           --           --
    Hedge derivatives                     59          (22)          37            2           (1)           1

 Cumulative effect of
    adopting SFAS No. 133                 --           --           --         (251)          93         (158)
                                    --------     --------     --------     --------     --------     --------

                                    $    (39)    $     20     $    (19)    $   (389)    $    148     $   (241)
                                    --------     --------     --------     --------     --------     --------
 Comprehensive Income (Loss)                                  $    157                               $    (53)
                                                              ========                               ========

Accumulated other comprehensive income (loss) balances were as follows (in millions):

                                                                           Aug. 25,     Aug. 26,      May 26,
                                                                             2002         2001         2002
                                                                           --------     --------     --------
Foreign currency
  translation adjustments                                                  $    (98)    $   (101)    $   (113)
Unrealized gain (loss) from:
   Securities                                                                    21           29           16
   Hedge derivatives                                                           (311)        (251)        (272)
Pension plan minimum liability                                                   (7)         (11)          (7)
                                                                           --------     --------     --------
Accumulated comprehensive income                                           $   (395)    $   (334)    $   (376)
                                                                           ========     ========     ========

The changes in other comprehensive income are primarily non-cash items.

(5) Statements of Cash Flows

During the first three months, we made interest payments of $154 million (net of amounts capitalized), versus $29 million last year. In the first three months of fiscal 2003, we made tax payments of $16 million and received a $109 million refund of fiscal 2002 tax overpayments. In the corresponding period of fiscal 2002, we made tax payments of $28 million.

(6) Operating Segments

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories.

We have aggregated our operating segments into three reportable segments: 1) U.S. Retail; 2) Bakeries and Foodservice; and 3) International. U.S. Retail consists of cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and other. Our Bakeries and Foodservice segment consists of products marketed to bakeries and offered to the commercial and non-commercial foodservice sectors throughout the United States and Canada. The International segment is comprised of retail markets outside the United States and foodservice markets outside of the United States and Canada. With the beginning of fiscal 2003, the Lloyd's foodservice and the bakery flour businesses were realigned from the U.S. Retail segment to the Bakeries and Foodservice segment. All prior year amounts are restated.

Management reviews operating results to evaluate segment performance. Operating profit for the reportable segments excludes general corporate expenses. Interest expense and income taxes are centrally managed at the corporate level and, therefore, are not allocated to segments since they are excluded from the measure of segment profitability reviewed by the Company's management. Under our supply chain organization, our manufacturing, warehouse, distribution and sales activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures, and depreciation and amortization expenses are not maintained nor available by operating segments.

The measurement of operating segment results is consistent with the presentation of the Consolidated Statements of Earnings. Intercompany transactions between reportable operating segments were not material in the periods presented.

                               Operating Segments
                            (Unaudited) (In Millions)

                                                           Thirteen Weeks Ended
                                                         -------------------------
                                                          Aug. 25,       Aug. 26,
                                                            2002           2001
                                                         ----------     ----------
Net Sales:
   U.S. Retail                                           $    1,610     $    1,180
   Bakeries and Foodservice                                     438            155
   International                                                314             69
                                                         ----------     ----------
     Total                                               $    2,362     $    1,404
                                                         ==========     ==========

Operating Profit Before Unusual Items:
   U.S. Retail                                           $      361     $      297
   Bakeries and Foodservice                                      53             26
   International                                                 22              3
   Unallocated Corporate Items                                    7            (15)
                                                         ----------     ----------
      Total                                              $      443     $      311
                                                         ==========     ==========

Operating Profit Including Unusual Items:
   U.S. Retail                                           $      353     $      317
   Bakeries and Foodservice                                      20             26
   International                                                 22              3
   Unallocated Corporate Items                                   (7)           (20)
                                                         ----------     ----------
      Total                                              $      388     $      326
                                                         ==========     ==========

Interest, net                                                   142             49

Income Taxes                                                     87             95

Earnings from Joint Ventures                                     17              9
                                                         ----------     ----------

Earnings before cumulative effect
   of change in accounting principle                            176            191

Cumulative effect of change
   in accounting principle                                       --             (3)
                                                         ----------     ----------

Net Earnings                                             $      176     $      188
                                                         ==========     ==========

(7) Minority Interest

In the first quarter of 2003, General Mills Capital, Inc. (GM Capital), a wholly owned subsidiary, sold $150 million of its Series A preferred stock to an unrelated third-party investor. GM Capital regularly enters into transactions with the Company to purchase receivables of the Company. These receivables are included in the consolidated balance sheet of the Company and the $150 million purchase price for the Series A preferred stock is included in minority interest on the balance sheet. The proceeds from the issuance of the preferred stock were used to reduce short-term debt.

(8) Accounting Rules Adopted

Effective the first quarter of fiscal 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

Effective the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. At May 28, 2001, we recorded the cumulative effect of adopting this accounting change, as follows:

                                                                            Included in
                                                                            Accumulated
                                                             Included             Other
                                                                   in     Comprehensive
          (In millions, except per share data)               Earnings            Income
                                                             --------          --------
          Pretax                                             $     (5)         $   (251)
          Income tax effects                                        2                93
                                                             --------          --------

              Total                                          $     (3)         $   (158)
                                                             ========          ========

          Per diluted share net earnings effect              $   (.01)
                                                             ========

The cumulative effect on earnings and on Accumulated Other Comprehensive Income was primarily associated with the impact of lower interest rates on the fair-value calculation for the delayed-starting interest rate swaps we entered into in anticipation of our Pillsbury acquisition and other financing requirements.

Effective the fourth quarter of fiscal 2002, we adopted the Financial Accounting Standard Board's (FASB's) Emerging Issues Task Force (EITF) Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products", which requires recording certain coupon and trade promotion expenses as reductions of revenues. Since adopting this requirement resulted only in the reclassification of certain expenses from selling, general and administrative expense to a reduction of net sales, it did not affect our financial position or net earnings. The impact was a reduction of net sales, and a corresponding reduction in selling, general and administrative expense, of $367 million in the first quarter of 2002.

(9) New Accounting Rules

In July 2002, The Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Standard may affect the timing of the recognition of future exit or disposal costs. However, we do not expect the impact to be material.

Item 2. Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


FINANCIAL CONDITION

During the first quarter of fiscal 2003, cash flow from continuing operations totaled $271 million, up $55 million from last year's first quarter. The increase was up from the first quarter of fiscal 2002 due largely to the $95 million improvement in operating earnings before depreciation, amortization and unusual items, partially offset by a $33 million increase in use of working capital.

During the first three months, capital investment totaled $98 million. Fiscal 2003 capital investment is estimated to be approximately $750 million, including construction costs to consolidate the Company's headquarters and costs of integrating Pillsbury into the Company's information systems.

As of August 25, 2002, we had adjusted debt plus minority interests of approximately $9.2 billion compared to $9.1 billion at the end of fiscal 2002; this increase is due primarily to seasonal working capital requirements. These amounts reflect debt incurred and assumed in connection with our acquisition of Pillsbury.

At the end of the first quarter, approximately half of our debt was long term, 40 percent was short term (excluding the impact of reclassification from our long-term credit facility), and the balance was leases and tax-benefit leases. During fiscal 2002, General Mills filed a Registration Statement with the Securities and Exchange Commission covering the sale of up to $8.0 billion in debt securities. As of August 25, 2002, $4.5 billion remained available under the Registration Statement for future debt issuance. On September 18, 2002, we began a new medium-term note program under the Registration Statement for the sale from time to time of up to $750 million of notes with maturities of nine months or more. As of the date of this report, we have not issued any notes under the program. We plan to refinance the majority of our short-term debt with long-term debt in fiscal 2003.

Commercial paper is a continuing source of short-term financing. We can issue commercial paper in the United States and Canada, as well as in Europe. Our commercial paper borrowings are supported by $4 billion in fee-paid committed credit lines. As part of our core facilities we have a $1.05 billion 364-day facility that expires in January 2003 and a $1.05 billion five-year facility that expires in January 2006. Our committed credit lines also include a $1.9 billion bridge facility we set up at the time of the acquisition that expires in January 2003. As of August 25, 2002, the company had no outstanding borrowings under these facilities. Additionally, we have $45 million in uncommitted credit lines available.

We believe that cash flows from operations together with available short and long-term debt financing will be adequate to meet our liquidity and capital needs.

As of August 25, 2002, we have recorded approximately $300 million of minority interest financing on our balance sheet. In May 2002, we sold a minority interest in a subsidiary to an unrelated third-party investor for $150 million. This subsidiary holds some of our manufacturing assets and trademarks. In the first quarter of 2003, we sold a minority interest in another subsidiary for $150 million, as described in Note (7) "Minority Interest." We did not recognize any gain or loss in connection with the issuance of the minority interests. All assets, liabilities and results of operations of these subsidiaries are reflected in our financial statements, and the third party's investment is reflected as minority interest on our balance sheet.


RESULTS OF OPERATIONS

Net sales for the 13 weeks ended August 25, 2002 grew 68 percent to $2.36 billion, including the incremental contribution of Pillsbury businesses acquired October 31, 2001. Total worldwide volume grew 2 percent on a comparable basis, as if General Mills had owned the Pillsbury businesses in the previous year.

Reported earnings were $176 million in the first quarter of fiscal 2003 as compared to $188 million earnings last year. Basic earnings per share of 48 cents for the first quarter ended August 25, 2002, were down 27 percent from 66 cents a year earlier. Diluted earnings per share of 47 cents for the first quarter of fiscal 2003 were also down 27 percent from 64 cents per share earned in the same period last year.

First-quarter results for both fiscal 2003 and 2002 included unusual items. In fiscal 2003, the company recorded unusual expenses of $55 million pretax, $35 million after tax (9 cents per diluted share), associated with the closure of a foodservice plant to eliminate excess production capacity, and other Pillsbury-related transaction and integration costs. In last year's first quarter, the company had a net unusual gain of $15 million pretax, $9 million after tax (3 cents per diluted share) primarily associated with insurance settlements covering a 1994 oats handling incident.

Excluding unusual items in both years and the impact of last year's accounting change (SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities), earnings after tax grew 16 percent to $211 million from $182 million. First quarter diluted earnings per share excluding unusual items and the accounting change were 56 cents, compared to 62 cents last year. The average number of diluted shares outstanding was 27 percent higher this year, reflecting shares issued for the Pillsbury acquisition.

[Note: Sales figures provided below are as reported and net of expenses reclassified under EITF 01-09. Operating profits are as reported, before unusual items. Unit volume comparisons provided below are on a comparable basis, as if General Mills had owned the Pillsbury businesses in the previous year.]

U.S. Retail Segment Results

Net sales for General Mills' domestic retail operations grew 36 percent to $1.61 billion for the quarter, and operating profits rose 22 percent to $361 million. Comparable unit volume grew 3 percent. Big G led this growth with a strong 6 percent unit volume increase compared to a slight decline last year. Consumer sales for Big G cereals grew 3 percent for the quarter, in line with overall category growth. Yogurt unit volume grew 11 percent for the quarter, with strong contributions from YOPLAIT WHIPS!, introduced in January, and established product lines. Meals unit volume was up 1 percent led by PROGRESSO soup, OLD EL PASO dinner kits and GREEN GIANT canned vegetables.

Pillsbury USA volume was up slightly, driven by gains for TOTINO'S pizza and PILLSBURY frozen baked goods, and introductory shipments late in the quarter for new refrigerated dough products. Snacks unit volume was down 1 percent as good gains in grain and salty snacks were more than offset by declines in popcorn and the impact of last year's exit from the SQUEEZIT beverage business. Baking Products unit volume declined 4 percent.

Bakeries and Foodservice Segment Results

Net sales for the company's Bakeries and Foodservice operation more than doubled to $438 million, and operating profits doubled to $53 million. Comparable unit volume was down 1 percent, reflecting economic weakness that dampened foodservice distributor, restaurant, and supermarket bakery business. Volumes were up in convenience stores and our wholesale business.

International Segment Results

Net sales for General Mills' consolidated international business more than quadrupled to $314 million, and operating profits grew to $22 million, reflecting the addition of the Pillsbury businesses. Comparable unit volume for our consolidated international business was down 4 percent, as declines in Latin America due to macro-economic trends more than offset gains in Asia, Europe and Canada.

Joint Venture Summary

Reported earnings after tax from joint ventures totaled $17 million, compared to $9 million in 2002. Profits for our Cereal Partners Worldwide (CPW) joint venture with Nestle, and our Snack Ventures Europe (SVE) joint venture with PepsiCo together reached $11 million, up 12 percent from the year ago quarter. That profit growth was driven by strong unit volume increases of 10 percent for CPW and 11 percent for SVE. Haagen-Dazs joint ventures formed by Pillsbury in Asia contributed incremental earnings, more than offsetting introductory marketing expenses at 8th Continent, the Company's soymilk joint venture with DuPont.

Corporate Items

Interest expense for the quarter more than doubled to $142 million, reflecting additional debt used to finance the Pillsbury acquisition. General Mills' effective tax rate excluding unusual items for the first quarter was 35.5 percent, compared to 34 percent in the same period last year.


CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note One to the Consolidated Financial Statements included in our annual report for the year ended May 26, 2002. The accounting policies used in preparing our interim fiscal 2003 consolidated condensed financial statements are the same as those described in our annual report, except as described in Note (8), "Accounting Rules Adopted."

Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a) trade and consumer promotion activities; (b) asset impairments; and (c) income taxes.

The amount and timing of recognition of trade and consumer promotion expense involves management judgment related to the estimated utilization of the promotion activities. The vast majority of year-end liabilities associated with these activities are resolved within the following fiscal year and therefore do not require highly uncertain long-term estimates.

Evaluating the impairment of long-lived assets, including goodwill, involves management judgment in estimating the fair values and future cash flows related to these assets. Although the predictability of long-term cash flows may be somewhat uncertain, our evaluations indicate fair values of assets significantly in excess of stated book values. Therefore, we believe the risk of unrecognized impairment is low.

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's market risk during the thirteen weeks ended August 25, 2002. For additional information, see "Market Risk Management" on page 17 of the Company's 2002 Annual Report to Shareholders.


Item 4. Controls and Procedures.

Not applicable.

                           Part II. OTHER INFORMATION


Item 5. Other Information.

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management's current expectations and assumptions. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such statements. In particular, our predictions about future volume and earnings could be affected by difficulties resulting from the Pillsbury acquisition, such as integration problems; failure to achieve synergies; unanticipated liabilities; inexperience in new business lines; and changes in the competitive environment. Our future results also could be affected by a variety of additional factors such as: competitive dynamics in the U.S. ready-to-eat cereal market, including pricing and promotional spending levels by competitors; the impact of competitive products and pricing; product development; actions of competitors other than as described above; acquisitions or disposals of businesses or assets; changes in capital structure; changes in laws and regulations, including changes in accounting standards; customer demand; effectiveness of advertising and marketing spending or programs; consumer perception of health-related issues; economic conditions, including changes in inflation rates or interest rates; fluctuation in the cost and availability of supply chain resources; and foreign economic conditions, including currency rate fluctuations. The Company undertakes no obligations to publicly revise any forward-looking statements to reflect future events or circumstances.

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits

                Exhibit 11      Statement of Computation of Earnings per Share.

                Exhibit 12      Statement of Ratio of Earnings to Fixed Charges.

                Exhibit 99.1 Amendment No. 2, dated August 26, 2002, to Five-Year Credit Agreement, dated January 24, 2001 among the Company, JP Morgan Chase Bank (successor to The Chase Manhattan Bank), as Administrative Agent, and the other financial institutions party thereto.

                Exhibit 99.2 Amendment No. 3, dated August 26, 2002, to 364-Day Credit Agreement, dated January 24, 2001 among the Company, JP Morgan Chase Bank, as Administrative Agent, and the other financial institutions party thereto.

                Exhibit 99.3 Amendment No. 2, dated September 27, 2002, to Credit Agreement, dated October 30, 2001 among the Company, JP Morgan Chase Bank (successor to Morgan Guaranty Trust Company of New York), as Administrative Agent, and the other financial institutions party thereto.

                Exhibit 99.4 Amendment No. 3, dated August 26, 2002, to Credit Agreement, dated October 30, 2001 among the Company, JP Morgan Chase Bank, as Administrative Agent, and the other financial institutions party thereto.


        (b)     Reports on Form 8-K:

                On August 14, 2002, the Company filed a Report on Form 8-K to report the filing of (i) statements under oath of the principal executive officer and the principal financial officer regarding facts and circumstances relating to Exchange Act filings, and
                (ii) the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


Date   October 7, 2002                                        /s/ S. S. Marshall
       ---------------                  ----------------------------------------
                                        S. S. Marshall
                                        Senior Vice President,
                                        General Counsel


Date   October 7, 2002                                           /s/ K. L. Thome
       ---------------                  ----------------------------------------
                                        K. L. Thome
                                        Senior Vice President,
                                        Financial Operations

I, Stephen W. Sanger, Chairman of the Board and Chief Executive Officer of General Mills, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of General Mills, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 7, 2002


                     /s/ Stephen W. Sanger
------------------------------------------
Stephen W. Sanger
Chairman of the Board and
Chief Executive Officer

I, James A. Lawrence, Chief Financial Officer of General Mills, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of General Mills, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 7, 2002


                     /s/ James A. Lawrence
------------------------------------------
James A. Lawrence
Chief Financial Officer