Form 10-Q
period 2002-11-24
GENERAL MILLS INC
filed 2003-01-06
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 24, 2002
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-1185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0274440 (I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, MN (Mail: P.O. Box 1113) (Address of principal executive offices)	55426 (Mail: 55440) (Zip Code)

(763) 764-7600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X   No

As of December 17, 2002, General Mills had 368,766,826 shares of its $.10 par value common stock outstanding (excluding 133,539,838 shares held in treasury).

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

	Thirteen Weeks Ended			Twenty-Six Weeks Ended

	Nov. 24, 2002		Nov. 25, 2001	Nov. 24, 2002	Nov. 25, 2001

Net Sales		$2,953	$1,842	$5,315	$3,246
Costs and Expenses:
Cost of sales		1,768	1,040	3,154	1,761
Selling, general and administrative		623	415	1,156	787
Interest, net		140	69	282	118
Unusual items		21	109	76	94

Total Costs and Expenses		2,552	1,633	4,668	2,760

Earnings before Taxes and Earnings
from Joint Ventures		401	209	647	486
Income Taxes		139	81	226	176
Earnings from Joint Ventures		14	3	31	12

Earnings before cumulative effect
of change in accounting principle		276	131	452	322
Cumulative effect of change
in accounting principle		—	—	—	(3)

Net Earnings		$276	$131	$452	$319

Earnings per Share — Basic
Earnings before cumulative effect
of change in accounting principle		$.75	$.43	$1.23	$1.09
Cumulative effect of change
in accounting principle		—	—	—	(.01)

Earnings per Share — Basic		$.75	$.43	$1.23	$1.08

Average Number of Common Shares		368	307	368	296

Earnings per Share — Diluted
Earnings before cumulative effect
of change in accounting principle		$.73	$.41	$1.20	$1.05
Cumulative effect of change
in accounting principle		—	—	—	(.01)

Earnings per Share — Diluted		$.73	$.41	$1.20	$1.04

Average Number of Common Shares —
Assuming Dilution		377	318	376	307

Dividends per Share	$	. 275	$.275	$.550	$.550

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Millions)

	(Unaudited) November 24, 2002	(Unaudited) November 25, 2001	May 26, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$1,747	$853	$975
Receivables	1,236	1,219	1,010
Inventories:
Valued primarily at FIFO	419	423	335
Valued at LIFO (FIFO value exceeds LIFO by
$31, $30 and $31, respectively)	861	656	720
Prepaid expenses and other current assets	155	223	156
Deferred income taxes	264	62	241
Assets held for sale	—	641	—

Total Current Assets	4,682	4,077	3,437

Land, Buildings and Equipment, at Cost	4,590	4,581	4,618
Less accumulated depreciation	(1,867)	(1,764)	(1,854)

Net Land, Buildings and Equipment	2,723	2,817	2,764
Goodwill	6,369	8,377	8,473
Other Intangible Assets	3,611	83	90
Other Assets	1,891	1,770	1,776

Total Assets	$19,276	$17,124	$16,540

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,499	$1,184	$1,217
Current portion of long-term debt	100	584	248
Notes payable	2,379	7,220	3,600
Other current liabilities	848	821	682

Total Current Liabilities	4,826	9,809	5,747
Long-term Debt	7,480	2,206	5,591
Deferred Income Taxes	1,665	418	336
Deferred Income Taxes — Tax Leases	69	75	71
Other Liabilities	1,128	1,063	1,066

Total Liabilities	15,168	13,571	12,811

Minority Interest	299	9	153

Stockholders’ Equity:
Cumulative preference stock, none issued	—	—	—
Common stock, 502 shares issued	5,672	5,689	5,733
Retained earnings	2,818	2,630	2,568
Less common stock in treasury, at cost, shares
of 134, 137 and 135, respectively	(4,250)	(4,351)	(4,292)
Unearned compensation	(55)	(54)	(57)
Accumulated other comprehensive income	(376)	(370)	(376)

Total Stockholders’ Equity	3,809	3,544	3,576

Total Liabilities and Equity	$19,276	$17,124	$16,540

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Twenty-six Weeks Ended

	November 24, 2002	November 25, 2001

Cash Flows — Operating Activities:
Net earnings	$452	$319
Adjustments to reconcile net earnings to cash flow:
Depreciation and amortization	180	114
Deferred income taxes	55	17
Changes in current assets and liabilities
excluding effects from businesses acquired	(14)	(117)
Tax benefit on exercised options	10	25
Cumulative effect of change
in accounting principle	—	3
Unusual items expense	76	94
Other, net	(79)	(45)

Cash provided by continuing operations	680	410
Cash used by discontinued operations	(1)	(1)

Net Cash Provided by Operating Activities	679	409

Cash Flows — Investment Activities:
Purchases of land, buildings and equipment	(211)	(143)
Investments in businesses, intangibles and affiliates,
net of investment returns and dividends	(54)	(3,593)
Purchases of marketable securities	(59)	(96)
Proceeds from sale of marketable securities	38	46
Proceeds from disposal of land, buildings & equipment	1	8
Proceeds from disposition of businesses	—	299
Other, net	(44)	(4)

Net Cash Used by Investment Activities	(329)	(3,483)

Cash Flows — Financing Activities:
Change in notes payable	(1,216)	6,362
Issuance of long-term debt	1,985	7
Payment of long-term debt	(248)	(23)
Proceeds from minority investors, net	147	—
Common stock issued	53	76
Purchases of common stock for treasury	(20)	(2,409)
Dividends paid	(202)	(157)
Other, net	(77)	7

Net Cash Provided by Financing Activities	422	3,863

Increase in Cash and Cash Equivalents	$772	$789

Cash Flows from Changes in Current Assets and
Liabilities, Excluding Effects from Businesses Acquired:
Receivables	(223)	69
Inventories	(227)	(46)
Prepaid expenses and other current assets	—	11
Accounts payable	284	(90)
Other current liabilities	152	(61)

Changes in Current Assets and Liabilities	$(14)	$(117)

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Background

These consolidated condensed financial statements do not include certain information and disclosures required by accounting principles generally accepted in the United States for comprehensive financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the twenty-six weeks ended November 24, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2003.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report for the year ended May 26, 2002. The accounting policies used in preparing these consolidated condensed financial statements are the same as those described in Note One of our annual report, except as described in Note 10, “Accounting Rules Adopted.”

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

The allocation of the purchase price was completed in the second quarter of fiscal 2003. Intangible assets included in the final allocation of the purchase price were acquired brands totaling $3.5 billion and goodwill of $5.6 billion. Deferred income taxes of $1.3 billion, associated with the brand intangibles, also were recorded.

In the course of completing the purchase price allocation during the first six months of fiscal 2003, adjustments were made as management finalized plans to exit certain Pillsbury facilities as part of consolidating manufacturing, warehouse and distribution activities into fewer locations. In the first quarter, we announced that we would close the Hillsdale, Michigan plant which produced dry mix products and flour for our foodservice business. The production capacity for the dry mix product lines will be absorbed within other facilities throughout the General Mills supply chain, while the flour mill business will be sold. A total of 119 employees were affected by the closure. In the second quarter, we announced plans to close plants in Eden Prairie, Minnesota; St. Louis, Missouri; Lithonia, Georgia; and Denison, Texas. The Eden Prairie plant, which is planned to close in the fall of 2003, employs 323 people and produces frozen breakfast products for the Company’s bakeries and foodservice segment. The St. Louis plant, which is planned to close in the fall of 2003, employs 421 people and produces frozen bakery goods for the Company’s bakeries and foodservice segment. The Lithonia plant, which is planned to close in the spring of 2003, employs 215 people and produces refrigerated dough products for the Company’s retail segment. The Denison plant, which is planned to close in the spring of 2003, employs 243 people and produces refrigerated dough products for the Company’s retail segment.

Actual results of acquired business operations are included in the consolidated statement of earnings for the period from November 1, 2001. The following unaudited pro forma information for the prior year’s second quarter and first half summarizes our consolidated results of operations and the acquired Pillsbury operations as if the acquisition had occurred at the beginning of fiscal 2002.

In Millions, Except per Share Data	13 Weeks ended Nov. 25, 2001	26 Weeks ended Nov. 25, 2001

Net Sales	$2,809	$5,234
Earnings before cumulative effect
of change in accounting principle	148	356
Net earnings	148	353
Earnings Per Share — Basic
EPS before cumulative effect of change in accounting principle	.41	.98
Net EPS — Basic	.41	.97
Earnings Per Share — Diluted
EPS before cumulative effect of change in accounting principle	.40	.95
Net EPS — Diluted	.40	.94

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

(3) Unusual Items

In the second quarter of fiscal 2003, we recorded unusual items of $21 million pretax expense, $14 million after tax ($.04 per diluted share), representing $24 million of expenses related to relocating production from former Pillsbury facilities being closed and other Pillsbury transaction and integration costs. These costs were partially offset by additional insurance settlements of $3 million pretax covering a 1994 oats handling incident.

In last year’s second quarter, we recorded unusual items totaling $109 million pretax expense, $68 million after tax ($.22 per diluted share), representing $25 million pretax of Pillsbury integration costs and $87 million pretax of cereal reconfiguration charges, partially offset by additional insurance settlements of $3 million pretax covering the 1994 oats handling incident.

For the six months ended November 24, 2002, unusual items totaled $76 million pretax expense, $49 million after tax ($.13 per diluted share), representing $41 million pretax charges associated with the closure of our St. Charles, Illinois plant, and $38 million of expenses related to relocating production from former Pillsbury facilities being closed and other Pillsbury transaction and integration costs. These costs were partially offset by additional insurance settlements of $3 million pretax covering the 1994 oats handling incident.

For the six months ended last fiscal year, unusual items totaled $94 million pretax expense, $59 million after tax ($.19 per diluted share), representing $30 million pretax of Pillsbury transaction and integration costs; $87 million pretax of cereal reconfiguration charges; $4 million, primarily severance, for the exit from the Squeezit beverage business; and $3 million pretax, net of insurance recovery, associated with a flash flood at our Cincinnati, Ohio, cereal plant; partially offset by additional insurance settlements of $30 million pretax covering the 1994 oats handling incident.

(4) Goodwill and Intangible Assets

The components of goodwill and intangible assets are as follows:

In Millions:	Nov. 24, 2002	May 26, 2002

Total goodwill	$6,455	$8,559
Less accumulated amortization	(86)	(86)

Goodwill	$6,369	$8,473

Intangible Assets:
Subject to amortization, primarily
capitalized software	$142	$129
Less accumulated amortization	(47)	(39)

	$95	$90

Not subject to amortization,
brands	$3,516	$—

The changes in the carrying amount of goodwill for the six months ended November 24, 2002, are as follows:

In Millions	U.S. Retail	Bakeries & Foodservice	International	Corporate	Pillsbury Unallocated Excess Purchase Price	Total

Balance at May 26, 2002	$745	$59	$—	$—	$7,669	$8,473
Activity	—	—	—	—	(2,104)	(2,104)
Allocation to segments	4,088	1,097	380	—	(5,565)	—

Balance at Nov. 24, 2002	$4,833	$1,156	$380	$—	$—	$6,369

The Pillsbury acquisition valuation and purchase price allocation was completed in the second quarter of fiscal 2003. The activity in the first half of fiscal 2003 primarily reflects the allocation of the purchase price to brand intangibles, net of tax (see Note 2, “Acquisition”).

(5) Debt

On September 18, 2002, we began a new medium-term note program under our existing shelf registration statement for the sale to individual investors of up to $750 million of fixed-rate notes with maturities of nine months or more (“Core Notes”). As of November 24, 2002, we had issued approximately $17 million of notes under the Core Notes program.

On November 20, 2002, we sold $350 million of 3 7/8% fixed-rate notes due November 30, 2007. Concurrent with that offering, we sold $135 million of 3.901% fixed-rate notes due November 30, 2007. Interest for both the 3 7/8% notes and the 3.901% notes is payable semiannually on May 30 and November 30, beginning May 30, 2003. After giving effect to the issuance of these notes and the sale of notes under the Core Notes program, approximately $4.0 billion remains available under our existing shelf registration statement for future use.

On October 28, 2002, we completed a private placement of zero coupon convertible debentures with a face value of approximately $2.23 billion for gross proceeds of approximately $1.50 billion. The issue price of the debentures was $671.65 for each $1,000 in face value, which represents a yield to maturity of 2.00%. The debentures cannot be called by General Mills for three years after issuance and will mature in 20 years. Holders of the debentures can require the Company to repurchase the notes on the third, fifth, tenth and fifteenth anniversaries of the issuance. We have the option to pay the repurchase price in cash or in stock. The debentures are convertible into General Mills common stock at a rate of 13.0259 shares for each $1,000 debenture. This results in an initial conversion price of approximately $51.56 per share and represents a premium of 25% over the closing sale price of $41.25 per share on October 22, 2002. The conversion price will increase with the accretion of the original issue discount on the debentures. Generally, except upon the occurrence of specified events, holders of the debentures are not entitled to exercise their conversion rights until the Company’s stock price is greater than a specified percentage (beginning at 125% and declining by 0.25% each six months) of the accreted conversion price per share.

In order to offset any dilution to General Mills’ shareholders from future conversion of the debentures, the Company has purchased call options from Diageo plc on approximately 29 million shares that Diageo currently owns. The premiums paid for the call options totaled approximately $89 million. The options are exercisable in whole or in part from time to time, subject to certain limitations, during a three-year period from the date of the sale of the debentures.

A summary of our short and long-term debt is as follows (in millions):

	Nov. 24, 2002	May 26, 2002

Short-term Notes Payable	$3,429	$4,650
Portion reclassified to long-term debt	(1,050)	(1,050)

Total Notes Payable	$2,379	$3,600

Long-term Debt:
6% notes due 2012	$2,000	$2,000
5 1/8% notes due 2007	1,500	1,500
Zero coupon convertible debentures,
yield 2.0%, $2,233 due 2022	1,502	—
3 7/8% notes due 2007	350	—
3.901% notes due 2007	135	—
Medium-term notes, 4.8% to 9.1% due
2003 to 2078	675	922
Core Notes	17	—
7.0% notes due 2004	150	150
Zero coupon notes, yield 11.1%,
$261 due 2013	82	78
Zero coupon notes, yield 11.7%,
$54 due 2004	45	42
8.2% ESOP loan guarantee,
due through 2007	18	21
Notes payable, reclassified	1,050	1,050
Other	56	76

	7,580	5,839
Less amounts due within one year	(100)	(248)

Total Long-term Debt	$7,480	$5,591

(6) Minority Interest

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

(7) Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

	Thirteen Weeks Ended November 24, 2002					Thirteen Weeks Ended November 25, 2001

	Pretax		Tax		Net	Pretax		Tax		Net

Earnings	$		$		$276	$		$		$131

Other Comprehensive Income
(Loss):
Foreign currency
translation adjustments		7		—	7		(3)		—	(3)
Other Fair Value Changes:
Securities		(1)		—	(1)		—		—	—
Hedge derivatives		(28)		11	(17)		(82)		30	(52)
Reclassification to earnings:
Securities		(6)		2	(4)		—		—	—
Hedge derivatives		54		(20)	34		30		(11)	19

		$26		$(7)	$19		$(55)		$19	$(36)

Comprehensive Income					$295					$95

	Twenty-six Weeks Ended November 24, 2002					Twenty-six Weeks Ended November 25, 2001

	Pretax		Tax		Net	Pretax		Tax		Net

Earnings	$		$		$452	$		$		$319

Other Comprehensive Income
(Loss):
Foreign currency
translation adjustments		22		—	22		5		—	5
Other Fair Value Changes:
Securities		7		(3)	4		2		—	2
Hedge derivatives		(149)		56	(93)		(232)		86	(146)
Reclassification to earnings:
Securities		(6)		2	(4)		—		—	—
Hedge derivatives		113		(42)	71		32		(12)	20
Cumulative effect of
adopting SFAS No. 133		—		—	—		(251)		93	(158)

		$(13)		$13	$—		$(444)		$167	$(277)

Comprehensive Income					$452					$42

Accumulated other comprehensive income (loss) balances were as follows (in millions):

	Nov. 24, 2002	Nov. 25, 2001	May 26, 2002

Foreign currency
translation adjustments	$(91)	$(104)	$(113)
Unrealized gain (loss) from:
Securities	16	29	16
Hedge derivatives	(294)	(284)	(272)
Pension plan minimum liability	(7)	(11)	(7)

Accumulated comprehensive income	$(376)	$(370)	$(376)

The changes in other comprehensive income are primarily non-cash items.

(8) Statements of Cash Flows

During the first six months of fiscal 2003, we made interest payments of $273 million (net of amounts capitalized), versus $85 million last year. In the first six months of fiscal 2003, we made tax payments of $76 million and received a $109 million refund of fiscal 2002 tax overpayments. In the corresponding period of fiscal 2002, we made tax payments of $132 million.

In addition, we had a large non-cash transaction in the second quarter of last year, when we issued 134 million common shares of General Mills to Diageo plc for the acquisition of Pillsbury.

(9) Operating Segments

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories.

We have aggregated our operating segments into three reportable segments: 1) U.S. Retail; 2) Bakeries and Foodservice; and 3) International. U.S. Retail consists of cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and other. Our Bakeries and Foodservice segment consists of products marketed to bakeries and offered to the commercial and non-commercial foodservice sectors throughout the United States and Canada. The International segment is comprised of retail markets outside the United States and foodservice markets outside of the United States and Canada. At the beginning of fiscal 2003, the Lloyd’s foodservice and the bakery flour businesses were realigned from the U.S. Retail segment to the Bakeries and Foodservice segment. All prior year amounts are restated.

Management reviews operating results to evaluate segment performance. Operating profit for the reportable segments excludes general corporate expenses. Interest expense and income taxes are centrally managed at the corporate level and, therefore, are not allocated to segments since they are excluded from the measure of segment profitability reviewed by the Company’s management. Under our supply chain organization, our manufacturing, warehouse, distribution and sales activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures, and depreciation and amortization expenses are not maintained nor available by operating segments.

The measurement of operating segment results is consistent with the presentation of the Consolidated Statements of Earnings. Intercompany transactions between reportable operating segments were not material in the periods presented.

Operating Segments
(Unaudited) (In Millions)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	Nov. 24, 2002	Nov. 25, 2001	Nov. 24, 2002	Nov. 25, 2001

Net Sales:
U.S. Retail	$2,145	$1,512	$3,755	$2,692
Bakeries and Foodservice	483	240	921	395
International	325	90	639	159

Total	$2,953	$1,842	$5,315	$3,246

Operating Profit Before
Unusual Items:
U.S. Retail	$494	$356	$855	$653
Bakeries and Foodservice	51	38	104	64
International	21	6	43	9
Unallocated Corporate Items	(4)	(13)	3	(28)

Total	$562	$387	$1,005	$698

Operating Profit Including
Unusual Items:
U.S. Retail	$497	$272	$850	$589
Bakeries and Foodservice	50	38	70	64
International	21	6	43	9
Unallocated Corporate Items	(27)	(38)	(34)	(58)

Total	$541	$278	$929	$604

Interest, net	140	69	282	118
Income Taxes	139	81	226	176
Earnings from Joint Ventures	14	3	31	12

Earnings before cumulative effect
of change in accounting principle	276	131	452	322
Cumulative effect of change
in accounting principle	—	—	—	(3)

Net Earnings	$276	$131	$452	$319

(10) Accounting Rules Adopted

Effective the first quarter of fiscal 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

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

(In millions, except per share data)	Included in Earnings	Included in Accumulated Other Comprehensive Income

Pretax	$(5)	$(251)
Income tax effects	2	93

Total	$(3)	$(158)

Per diluted share net earnings effect	$(.01)

The cumulative effect on earnings and on Accumulated Other Comprehensive Income was primarily associated with the impact of lower interest rates on the fair-value calculation for the delayed-starting interest rate swaps we entered into in anticipation of our Pillsbury acquisition and other financing requirements.

Effective the fourth quarter of fiscal 2002, we adopted the Financial Accounting Standard Board’s (FASB’s) Emerging Issues Task Force (EITF) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”, which requires recording certain coupon and trade promotion expenses as reductions of revenues. Since adopting this requirement resulted only in the reclassification of certain expenses from selling, general and administrative expense to a reduction of net sales, it did not affect our financial position or net earnings. The impact was a reduction of net sales, and a corresponding reduction in selling, general and administrative expense, of $501 million in the second quarter of 2002, and $868 million for the first half of fiscal 2002.

(11) New Accounting Rules

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

During the first six months of fiscal 2003, cash flow from continuing operations totaled $680 million, up $270 million from last year’s first half. The increase was due largely to the $181 million improvement in operating earnings before depreciation, amortization and unusual items, and a $103 million decrease in use of working capital.

During the first six months of fiscal 2003, capital investment totaled $233 million. Fiscal 2003 capital investment is estimated to be approximately $750 million, including construction costs to consolidate the Company’s headquarters and costs of integrating Pillsbury into the Company’s information systems.

At the end of the first half, we had adjusted debt plus minority interests of approximately $9.1 billion, essentially the same as at the end of fiscal 2002. Approximately 74 percent of our debt was long term, 19 percent was short term (excluding the impact of reclassification from our long-term credit facility), and the balance was leases and tax-benefit leases. This reflects refinancing of approximately $5.8 billion in commercial paper with longer-term debt and minority interest since February 2002. Approximately $2.1 billion of this refinancing occurred during the first half of fiscal 2003.

During fiscal 2002, General Mills filed a shelf registration statement with the Securities and Exchange Commission covering the sale of up to $8.0 billion in debt securities. As of November 24, 2002, approximately $4.0 billion remained available under the shelf registration statement for future debt issuance.

On September 18, 2002, we began a new medium-term note program for the sale to individual investors of up to $750 million of notes with maturities of nine months or more. As of November 24, 2002, we had issued approximately $17 million of notes under the program.

On October 28, 2002, we completed a private placement of zero coupon convertible debentures with a face value of approximately $2.23 billion for gross proceeds of approximately $1.50 billion.

On November 20, 2002, we sold $350 million of 3 7/8% fixed-rate notes due November 30, 2007, and $135 million of 3.901% fixed-rate notes due November 30, 2007.

Commercial paper is a continuing source of short-term financing. We can issue commercial paper in the United States and Canada, as well as in Europe. Our commercial paper borrowings are supported by $2.1 billion in fee-paid committed credit lines. As part of our core facilities we have $1.05 billion in 364-day facilities that expire in January 2003, which we expect to renew in January 2003 for an additional year, and $1.05 billion in five-year facilities that expire in January 2006. As of November 24, 2002, the Company had no outstanding borrowings under these facilities. Additionally, we have $41 million in uncommitted credit lines available.

We believe that cash flows from operations together with available short- and long-term debt financing will be adequate to meet our liquidity and capital needs.

As of November 24, 2002, we have recorded approximately $300 million of minority interest financing on our balance sheet. In May 2002, we sold a minority interest in a subsidiary to an unrelated third-party investor for $150 million. This subsidiary holds some of our manufacturing assets and trademarks. In the first quarter of 2003, we sold a minority interest in another subsidiary for $150 million, as described in Note 6 “Minority Interest.” We did not recognize any gain or loss in connection with the issuance of the minority interests. All assets, liabilities and results of operations of these subsidiaries are reflected in our financial statements, and the third party’s investment is reflected as minority interest on our balance sheet.

RESULTS OF OPERATIONS

Net sales for the 13 weeks ended November 24, 2002 grew 60 percent to $2.95 billion, including the incremental contribution of Pillsbury businesses acquired October 31, 2001. Total worldwide volume grew 3 percent on a comparable basis, as if General Mills had owned the Pillsbury businesses for all of the previous year.

Reported earnings were $276 million in the second quarter of fiscal 2003 as compared to $131 million earnings last year. Basic earnings per share of 75 cents for the second quarter ended November 24, 2002, were up 74 percent from 43 cents a year earlier. Diluted earnings per share of 73 cents for the second quarter of fiscal 2003 were up 78 percent from 41 cents per share earned in the same period last year.

Second-quarter results for both fiscal 2003 and 2002 included unusual items. In fiscal 2003, the Company recorded unusual expenses of $21 million pretax, $14 million after tax ($.04 per diluted share), consisting of $24 million pretax charges associated with certain expenses related to relocating production from former Pillsbury facilities being closed and other Pillsbury transaction and integration costs, partially offset by additional insurance settlements of $3 million pretax covering a 1994 oats handling incident. In last year’s second quarter, the Company had net unusual items totaling $109 million pretax expense, $68 million after tax ($.22 per diluted share), representing $25 million pretax of Pillsbury integration costs and $87 million pretax of cereal reconfiguration charges, partially offset by additional insurance settlements of $3 million pretax covering the 1994 oats handling incident.

Excluding unusual items in both years, second-quarter earnings after tax grew 46 percent to $290 million from $199 million. Second-quarter diluted earnings per share excluding unusual items were 77 cents, compared to 63 cents last year. The average number of diluted shares outstanding was 377 million shares in this year’s second quarter compared to 318 million last year, primarily reflecting shares issued for the Pillsbury acquisition.

First-Half Results

Net sales for the 26 weeks ended November 24, 2002 grew 64 percent to $5.32 billion, including the incremental contribution of Pillsbury businesses. Total worldwide volume in the first half grew 2 percent on a comparable basis, as if General Mills had owned the Pillsbury businesses in the previous year.

Reported earnings were $452 million in the first half of fiscal 2003 as compared to $319 million earnings last year. Basic earnings per share of $1.23 for the first half ended November 24, 2002, were up 14 percent from $1.08 a year earlier. Diluted earnings per share of $1.20 for the first half of fiscal 2003 were up 15 percent from $1.04 per share earned in the same period last year.

First-half results for both fiscal 2003 and 2002 included unusual items. In fiscal 2003, the Company recorded unusual expenses of $76 million pretax, $49 million after tax ($.13 per diluted share), consisting of $41 million pretax charges associated with the closure of our St. Charles, Illinois plant, and $38 million pretax charges associated with certain expenses related to relocating production from former Pillsbury facilities being closed and other Pillsbury transaction and integration costs, partially offset by additional insurance settlements of $3 million pretax covering the 1994 oats handling incident. In last year’s first half, the Company had unusual items totaling $94 million pretax expense, $59 million after tax ($.19 per diluted share), representing $30 million pretax of Pillsbury transaction and integration costs; $87 million pretax of cereal reconfiguration charges; $4 million, primarily severance, for the exit from the Squeezit beverage business; and $3 million pretax, net of insurance recovery, associated with a flash flood at our Cincinnati, Ohio, cereal plant; partially offset by additional insurance settlements of $30 million pretax covering the 1994 oats handling incident.

Excluding unusual items in both years and the impact of last year’s accounting change (SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities), six-month’s earnings after tax grew 31 percent to $501 million from $381 million. First-half diluted earnings per share excluding unusual items and the accounting change were $1.33, compared to $1.24 last year. The average number of diluted shares outstanding was 22 percent higher this year, reflecting shares issued for the Pillsbury acquisition.

[Note: Sales figures provided below are as reported and net of expenses reclassified under EITF 01-09. Operating profits are as reported, before unusual items. Unit volume comparisons provided below are on a comparable basis, as if General Mills had owned the Pillsbury businesses in the previous year.]

U.S. Retail Segment Results

Second-quarter net sales for General Mills’ domestic retail operations grew 42 percent to $2.15 billion, and operating profits before unusual items rose 39 percent to $494 million. Comparable unit volume increased 4 percent, with gains posted by five of the Company’s six major retail divisions.

Unit volume for Big G was up 5 percent. Top established cereal brands, including Honey Nut Cheerios, Cinnamon Toast Crunch and Lucky Charms, posted good volume gains, and the popular line of Big G Milk ‘N Cereal Bars contributed 1 percentage point to the growth rate. In the Meals Division, unit volume rose 4 percent, led by Green Giant vegetables, Betty Crocker dinner mixes, and Progresso soup. Pillsbury USA unit volume grew 3 percent, with the strongest gains posted by frozen baked goods, Totino’s pizza and hot snacks, and refrigerated ready-to-bake cookies, sweet rolls and biscuits. Yogurt unit volume was up 20 percent for the quarter, on continued strong performance by new Yoplait Whips! and established product lines. In Snacks, granola bars led unit volume growth of 2 percent. Baking products volume declined 10 percent in the quarter, reflecting the impact of heavy competitive promotional activity. Consumer movement for the Company’s major brands also was good, with composite retail sales across all outlets up 3 percent in the quarter, which did not include the Thanksgiving holiday this year.

Bakeries and Foodservice Segment Results

Net sales for the Company’s Bakeries and Foodservice segment doubled for the quarter to $483 million, and operating profits rose 34 percent to $51 million. Comparable unit volume was up 2 percent, outpacing foodservice industry trends. Performance in supercenter retail bakeries and convenience stores led the second-quarter volume increase.

International Segment Results

Net sales for General Mills’ consolidated international businesses more than tripled for the second quarter to $325 million and operating profits rose to $21 million. Comparable unit volume was down 2 percent overall, due to continuing macroeconomic weakness in Latin America. However, comparable volumes grew in all other major geographic regions. Dough products delivered good growth in Asia, and Old El Paso and Green Giant led performance in Europe. Comparable unit volume in Canada was up 3 percent, led by good growth in cereal.

Joint Venture Summary

Second-quarter earnings after tax from joint ventures totaled $14 million compared to $3 million last year. The strong increase reflects a full three months of incremental profit contribution from Häagen-Dazs ice cream joint ventures in Asia, along with volume-driven gains by the Cereal Partners Worldwide (CPW) joint venture with Nestlé and the Snack Ventures Europe (SVE) joint venture with PepsiCo. Together, CPW and SVE contributed $10 million in after-tax profits for the quarter.

Total joint-venture results also included introductory marketing expenses for 8th Continent, the Company’s soymilk joint venture with DuPont. Through the first six months, joint venture earnings after tax totaled $31 million.

Corporate Items

Corporate unallocated expense before unusual items totaled a net $4 million in the second quarter. Last year’s second-quarter unallocated expense was higher due to costs associated with completion of the Pillsbury acquisition.

Interest expense for the second quarter of fiscal 2003 totaled $140 million, lower than forecast due to favorable rates and the Company’s recent actions to refinance much of its commercial paper with longer-term debt. The Company now expects fiscal 2003 interest expense will be between $555 and $580 million. The effective tax rate excluding unusual items for the first half was 35.0 percent, consistent with the estimated full-year rate.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note One to the Consolidated Financial Statements included in our annual report for the year ended May 26, 2002. The accounting policies used in preparing our interim fiscal 2003 consolidated condensed financial statements are the same as those described in our annual report, except as described in Note 10, “Accounting Rules Adopted.”

Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a) trade and consumer promotion activities; (b) asset impairments; and (c) income taxes.

The amount and timing of recognition of trade and consumer promotion expense involves management judgment related to the estimated utilization of the promotion activities. The vast majority of balance sheet liabilities associated with these activities are resolved within the following twelve-month period, and therefore do not require highly uncertain long-term estimates.

Evaluating the impairment of long-lived assets, including goodwill and other intangible assets, involves management judgment in estimating the fair values and future cash flows related to these assets. Although the predictability of long-term cash flows may be somewhat uncertain, our evaluations indicate fair values of assets significantly in excess of stated book values. Therefore, we believe the risk of unrecognized impairment is low.

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s market risk during the thirteen weeks and twenty-six weeks ended November 24, 2002. For additional information, see “Market Risk Management” on page 17 of the Company’s 2002 Annual Report to Shareholders.

Item 4. Controls and Procedures.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, since the date of their evaluation.

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

On October 28, 2002, the Company completed a private offering of $2.23 billion aggregate principal amount of zero coupon convertible debentures due 2022 for aggregate gross proceeds of approximately $1.5 billion. The issue price of the convertible debentures was $671.65 for each $1,000 in principal amount, which represents a yield to maturity of 2.00%. The Company may redeem some or all of the convertible debentures on or after October 28, 2005. Holders of the convertible debentures can require the Company to repurchase the debentures on the third, fifth, tenth and fifteenth anniversaries of the issuance. We have the option to pay the repurchase price in cash or in shares of common stock. The debentures are convertible into General Mills common stock at a rate of 13.0259 shares for each $1,000 of principal amount. The initial conversion price of approximately $51.56 per share represents a premium of 25% over the closing sale price of $41.25 per share on October 22, 2002. The conversion price will increase with the accretion of the original issue discount on the debentures. The convertible debentures were sold pursuant to a Purchase Agreement between the Company and Banc of America Securities LLC and Morgan Stanley & Co. Incorporated as representatives of the initial purchasers. The debentures were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act. Each initial purchaser agreed that it would only offer and sell the convertible debentures to qualified institutional buyers. The initial purchasers of the convertible debentures received aggregate purchase discounts or commissions of $22.5 million. Net proceeds were used to reduce short-term borrowings.

In order to offset any dilution to General Mills’ shareholders from future conversion of the debentures, the Company has purchased call options from Diageo plc on approximately 29 million shares that Diageo currently owns. The premiums paid for the call options totaled approximately $89 million. The options are exercisable in whole or in part from time to time, subject to certain limitations, during a three-year period from the date of the sale of the debentures.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders was held on September 23, 2002.

(b)	All directors nominated were elected at the Annual Meeting.

(c)	For the election of directors, the results were as follows:

Stephen R. Demeritt	For	323,095,112
	Withheld	3,932,790
Livio D. DeSimone	For	312,621,839
	Withheld	14,406,063
William T. Esrey	For	314,294,612
	Withheld	12,733,290
Raymond V. Gilmartin	For	311,252,114
	Withheld	15,775,788
Judith R. Hope	For	323,105,089
	Withheld	3,922,813
Robert L. Johnson	For	311,171,648
	Withheld	15,856,254
John M. Keenan	For	266,940,384
	Withheld	60,087,518
Heidi G. Miller	For	312,779,506
	Withheld	14,248,396
Stephen W. Sanger	For	323,066,762
	Withheld	3,961,140
A. Michael Spence	For	311,136,954
	Withheld	15,890,948
Dorothy A. Terrell	For	311,228,873
	Withheld	15,799,029
Raymond G. Viault	For	323,035,292
	Withheld	3,992,610
Paul S. Walsh	For	266,611,078
	Withheld	60,416,824

The ratification of the appointment of KPMG LLP as auditors for fiscal 2003 was approved:

For:	298,415,258
Against:	26,351,509
Abstain:	2,261,135
Broker Non-Vote:	0

The Stockholder Proposal on Labeling Genetically Engineered Food Products was rejected:

For:	11,792,511
Against:	264,106,366
Abstain:	14,179,147
Broker Non-Vote:	36,949,878

The Stockholder Proposal on Implementing a Code on Global Workers Rights Standards was rejected:

For:	17,698,609
Against:	250,469,924
Abstain:	21,909,491
Broker Non-Vote:	36,949,878

Item 5. Other Information.

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and assumptions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such statements. In particular, our predictions about future volume and earnings could be affected by difficulties resulting from the Pillsbury acquisition, such as integration problems; failure to achieve synergies; unanticipated liabilities; inexperience in new business lines; and changes in the competitive environment. Our future results also could be affected by a variety of additional factors such as: competitive dynamics in the U.S. ready-to-eat cereal market, including pricing and promotional spending levels by competitors; the impact of competitive products and pricing; product development; actions of competitors other than as described above; acquisitions or disposals of businesses or assets; changes in capital structure; changes in laws and regulations, including changes in accounting standards; customer demand; effectiveness of advertising and marketing spending or programs; consumer perception of health-related issues; economic conditions, including changes in inflation rates or interest rates; fluctuation in the cost and availability of supply chain resources; and foreign economic conditions, including currency rate fluctuations. The Company undertakes no obligations to publicly revise any forward-looking statements to reflect future events or circumstances.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits
	Exhibit 4.1	Form of Zero Coupon Convertible Senior Debenture Due 2022 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed November 12, 2002).
	Exhibit 4.2	Indenture dated as of October 28, 2002, between the Company and BNY Midwest Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed November 12, 2002).
	Exhibit 4.3	Resale Registration Rights Agreement dated October 28, 2002, among the Company, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as Representatives of the several Initial Purchasers (incorporated herein by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed November 12, 2002).
	Exhibit 4.4	Call Option Agreement dated as of October 23, 2002, by and between the Company and Diageo Midwest B.V. (incorporated herein by reference to Exhibit 4.4 to Registrant’s Report on Form 8-K filed November 12, 2002).
	Exhibit 4.5	Call Option Agreement dated as of October 28, 2002, by and between the Company and Diageo Midwest B.V. (incorporated herein by reference to Exhibit 4.5 to Registrant’s Report on Form 8-K filed November 12, 2002).
	Exhibit 10.1	First Amendment to Stockholders Agreement dated as of October 28, 2002, by and among the Company, Gramet Holdings Corp. and Diageo plc (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed November 12, 2002).
	Exhibit 11	Statement of Computation of Earnings per Share.
	Exhibit 12	Statement of Ratio of Earnings to Fixed Charges.
(b)	Reports on Form 8-K:
On September 18, 2002, the Company filed a Report on Form 8-K to report the filing of a press release dated September 18, 2002, reporting financial results for its first quarter ended August 25, 2002.
On September 18, 2002, the Company filed a Report on Form 8-K to file with the Commission the Distribution Agreement and Officers’ Certificate and Authentication Order in connection with the commencement of the Company’s Core Notes program.
On October 7, 2002, the Company filed a Report on Form 8-K to report the filing of the certification of the Chief Executive Officer and the certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
On October 23, 2002, the Company filed a Report on Form 8-K to report the filing of a press release dated October 22, 2002, concerning a recall of 4,080 cans of Old El Paso Refried Beans.
On October 23, 2002, the Company filed a Report on Form 8-K to report the filing of a press release dated October 22, 2002, announcing its offering of convertible debentures.

On October 23, 2002, the Company filed a Report on Form 8-K to report the filing of a press release dated October 23, 2002, announcing terms of its convertible debentures.
On November 12, 2002, the Company filed a Report on Form 8-K to report the filing of a press release dated November 11, 2002, regarding the Company’s Fiscal 2003 second quarter and full year diluted earnings per share estimates.
On November 12, 2002, the Company filed a Report on Form 8-K to report that the Company had completed on October 28, 2002, its previously announced public offering of $2,233,305,000 principal amount at maturity of zero coupon convertible senior debentures due 2022.
On November 20, 2002, the Company filed a Report on Form 8-K to file with the Commission the Underwriting Agreement, Officers’ Certificate and Authentication Order (including form of note), and Opinion of Counsel in connection with the offer and sale of its 3 7/8% notes due 2007.
On November 20, 2002, the Company filed a Report on Form 8-K to file with the Commission the Placement Agreement, Officers’ Certificate and Authentication Order (including form of note), and Opinion of Counsel in connection with the offer and sale of its 3.901% notes due 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC. (Registrant)
Date January 6, 2003	/s/ S. S. Marshall S. S. Marshall Senior Vice President, General Counsel
Date January 6, 2003	/s/ K. L. Thome K. L. Thome Senior Vice President, Financial Operations

I, Stephen W. Sanger, Chairman of the Board and Chief Executive Officer of General Mills, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of General Mills, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003

/s/ Stephen W. Sanger

Stephen W. Sanger
Chairman of the Board and
Chief Executive Officer

I, James A. Lawrence, Chief Financial Officer of General Mills, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of General Mills, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003

/s/ James A. Lawrence

James A. Lawrence
Chief Financial Officer

Exhibit 11

GENERAL MILLS, INC.
COMPUTATION OF EARNINGS PER SHARE
(In Millions, Except per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	Nov. 24, 2002	Nov. 25, 2001	Nov. 24, 2002	Nov. 25, 2001

Net Earnings	$276	$131	$452	$319
Average Number of Common Shares —
Basic EPS (a)	368	307	368	296
Incremental Share Effect from:
— Stock options (b)	8	11	8	11
— Restricted stock, stock rights
and puts	1	—	—	—

Average Number of Common Shares —
Diluted EPS	377	318	376	307

Earnings per Share — Basic	$.75	$.43	$1.23	$1.08

Earnings per Share — Diluted	$.73	$.41	$1.20	$1.04

Notes to Exhibit 11:

(a)	Computed as the weighted average of net shares outstanding on stock-exchange trading days.

(b)	Incremental shares from stock options are computed by the “treasury stock” method. This method first determines the number of shares issuable under stock options that had an option price below the average market price for the period, and then deducts the number of shares that could have been repurchased with the proceeds of options exercised.

Exhibit 12

RATIO OF EARNINGS TO FIXED CHARGES

	Twenty-Six Weeks Ended		Fiscal Year Ended

	Nov. 24, 2002	Nov. 25, 2001	May 26, 2002	May 27, 2001	May 28, 2000	May 30, 1999	May 31, 1998

Ratio of Earnings to Fixed Charges	3.18	4.66	2.50	5.29	6.25	6.67	5.63

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