Form 10-Q
period 2003-02-23
GENERAL MILLS INC
filed 2003-04-08
CIK 40704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 1-1185

GENERAL MILLS, INC. (Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Number One General Mills Boulevard
Minneapolis, MN	55426
(Mail: P.O. Box 1113)	(Mail: 55440)
(Address of principal executive offices)	(Zip Code)

(763) 764-7600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ✓ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ✓ No ☐

As of March 21, 2003, General Mills had 369,563,558 shares of its $.10 par value common stock outstanding (excluding 132,743,106 shares held in treasury).

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL MILLS, INC. CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited) (In Millions, Except per Share Data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Feb. 23, 2003	Feb. 24, 2002	Feb. 23, 2003	Feb. 24, 2002
Net Sales	$2,645	$2,379	$7,960	$5,625
Costs and Expenses:
Cost of sales	1,567	1,467	4,627	3,195
Selling, general and administrative	571	615	1,821	1,435
Interest, net	135	146	417	264
Unusual items	22	39	98	133

Total Costs and Expenses	2,295	2,267	6,963	5,027

Earnings before Taxes and Earnings
from Joint Ventures	350	112	997	598
Income Taxes	123	38	349	214
Earnings from Joint Ventures	13	8	44	20

Earnings before cumulative effect
of change in accounting principle	240	82	692	404
Cumulative effect of change
in accounting principle	—	—	—	(3)

Net Earnings	$240	$82	$692	$401

Earnings per Share – Basic
Earnings before cumulative effect
of change in accounting principle	$.65	$.23	$1.88	$1.27
Cumulative effect of change
in accounting principle	—	—	—	(.01)

Earnings per Share – Basic	$.65	$.23	$1.88	$1.26

Average Number of Common Shares	369	366	368	319

Earnings per Share – Diluted
Earnings before cumulative effect
of change in accounting principle	$.63	$.22	$1.84	$1.23
Cumulative effect of change
in accounting principle	—	—	—	(.01)

Earnings per Share – Diluted	$.63	$.22	$1.84	$1.22

Average Number of Common Shares –
Assuming Dilution	379	378	377	330

Dividends per Share	$.275	$.275	$.825	$.825

See accompanying notes to consolidated condensed financial statements. 2

GENERAL MILLS, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (In Millions)

	(Unaudited)	(Unaudited)
	February 23, 2003	February 24, 2002	May 26, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$1,202	$1,323	$975
Receivables	1,111	1,141	1,010
Inventories:
Valued primarily at FIFO	365	398	335
Valued at LIFO (FIFO value exceeds LIFO by
$36, $30 and $31, respectively)	721	645	720
Prepaid expenses and other current assets	161	195	156
Deferred income taxes	280	62	241

Total Current Assets	3,840	3,764	3,437

Land, Buildings and Equipment, at Cost	4,749	4,511	4,618
Less accumulated depreciation	(1,940)	(1,830)	(1,854)

Net Land, Buildings and Equipment	2,809	2,681	2,764
Goodwill	6,372	8,572	8,473
Other Intangible Assets	3,612	86	90
Other Assets	1,929	1,735	1,776

Total Assets	$18,562	$16,838	$16,540

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,286	$1,202	$1,217
Current portion of long-term debt	120	611	248
Notes payable	1,746	3,648	3,600
Other current liabilities	804	781	682

Total Current Liabilities	3,956	6,242	5,747
Long-term Debt	7,473	5,591	5,591
Deferred Income Taxes	1,648	310	336
Deferred Income Taxes – Tax Leases	69	72	71
Other Liabilities	1,104	1,076	1,066

Total Liabilities	14,250	13,291	12,811

Minority Interest	300	5	153
Stockholders’ Equity:
Cumulative preference stock, none issued	—	—	—
Common stock, 502 shares issued	5,676	5,727	5,733
Retained earnings	2,956	2,612	2,568
Less common stock in treasury, at cost, shares
of 133, 137 and 135, respectively	(4,232)	(4,322)	(4,292)
Unearned compensation	(49)	(66)	(57)
Accumulated other comprehensive income	(339)	(409)	(376)

Total Stockholders’ Equity	4,012	3,542	3,576

Total Liabilities and Equity	$18,562	$16,838	$16,540

See accompanying notes to consolidated condensed financial statements. 3

GENERAL MILLS, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Millions)

	Thirty-nine Weeks Ended
	February 23, 2003	February 24, 2002
Cash Flows – Operating Activities:
Net earnings	$692	$401
Adjustments to reconcile net earnings to cash flow:
Depreciation and amortization	270	204
Deferred income taxes	14	17
Changes in current assets and liabilities
excluding effects from businesses acquired	82	(89)
Tax benefit on exercised options	15	35
Cumulative effect of change
in accounting principle	—	3
Pension and other postretirement activity	(63)	(70)
Unusual items expense	98	133
Other, net	(74)	(28)

Cash provided by continuing operations	1,034	606
Cash used by discontinued operations	(2)	(2)

Net Cash Provided by Operating Activities	1,032	604

Cash Flows – Investment Activities:
Purchases of land, buildings and equipment	(387)	(296)
Investments in businesses, intangibles and affiliates,
net of investment returns and dividends	(71)	(3,639)
Purchases of marketable securities	(61)	(37)
Proceeds from sale of marketable securities	57	50
Proceeds from disposal of land, buildings & equipment	1	19
Proceeds from disposition of businesses	—	939
Other, net	(47)	(30)

Net Cash Used by Investment Activities	(508)	(2,994)

Cash Flows – Financing Activities:
Change in notes payable	(1,857)	2,791
Issuance of long-term debt	2,039	3,491
Payment of long-term debt	(294)	(86)
Proceeds from minority investors, net	147	—
Common stock issued	75	108
Purchases of common stock for treasury	(25)	(2,425)
Dividends paid	(304)	(257)
Other, net	(78)	27

Net Cash (Used) Provided by Financing Activities	(297)	3,649

Increase in Cash and Cash Equivalents	$227	$1,259

Cash Flows from Changes in Current Assets and
Liabilities, Excluding Effects from Businesses Acquired:
Receivables	(108)	140
Inventories	(26)	(12)
Prepaid expenses and other current assets	(5)	22
Accounts payable	59	(157)
Other current liabilities	162	(82)

Changes in Current Assets and Liabilities	$82	$(89)

See accompanying notes to consolidated condensed financial statements. 4

GENERAL MILLS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Background

The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirty-nine weeks ended February 23, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2003.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report for the year ended May 26, 2002. The accounting policies used in preparing these consolidated condensed financial statements are the same as those described in Note One of our annual report, except as described in Note 10, “Accounting Rules Adopted.”

Certain amounts in prior-period consolidated condensed financial statements have been reclassified to conform with current period classifications. Cost of sales has been decreased and selling, general and administrative expense has been increased by $37 million, $57 million, $14 million, $19 million, $31 million and $45 million for quarters one and two of fiscal year 2003 and quarters one, two, three and four of fiscal year 2002, respectively. This reclassification was made to more appropriately categorize various expenses that are not clearly associated with production activity.

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

Presented below is a condensed balance sheet disclosing the final purchase price allocation with the amounts assigned to major asset and liability captions of the acquired Pillsbury business at the date of acquisition (in millions):

Current Assets	$ 1,245
Land, Buildings and Equipment	1,002
Investments and Assets to be sold	1,006
Other Non-current Assets	263
Brand Intangibles	3,516
Goodwill	5,565

Total Assets	12,597

Current Liabilities	(1,294)
Deferred Income Taxes	(1,123)
Other Non-current Liabilities	(456)

Total Liabilities	(2,873)

Purchase Consideration	$ 9,724

5

In the course of completing the purchase price allocation during the first six months of fiscal 2003, adjustments were made as management finalized plans to exit certain Pillsbury facilities as part of consolidating manufacturing, warehouse and distribution activities into fewer locations. In the first quarter, we announced that we would close the Hillsdale, Michigan plant which produced dry mix products and flour for our Bakeries and Foodservice business. The production capacity for the dry mix product lines will be absorbed within other facilities throughout the General Mills supply chain, while the flour mill business will be sold. A total of 119 employees were affected by the closure. In the second quarter, we announced plans to close plants in Eden Prairie, Minnesota; St. Louis, Missouri; Lithonia, Georgia; and Denison, Texas. The Eden Prairie plant, which is planned to close in the fall of 2003, employs 323 people and produces frozen breakfast products for the Company’s Bakeries and Foodservice segment. The St. Louis plant, which is planned to close in the fall of 2003, employs 421 people and produces frozen bakery goods for the Company’s Bakeries and Foodservice segment. The Lithonia plant, which is planned to close in the spring of 2003, employs 215 people and produces refrigerated dough products for the Company’s U.S Retail segment. The Denison plant, which is planned to close in the spring of 2003, employs 243 people and produces refrigerated dough products for the Company’s U.S. Retail segment. Our exit costs connected to these plant closures amount to $44 million and have been included in the purchase price allocation of Pillsbury.

Actual results of acquired business operations are included in the consolidated statement of earnings for the period from November 1, 2001. The following unaudited pro forma information for the prior year’s first nine months summarizes our consolidated results of operations and the acquired Pillsbury operations as if the acquisition had occurred at the beginning of fiscal 2002.

In Millions, Except per Share Data	39 Weeks ended Feb. 24, 2002

Net Sales	$7,613
Earnings before cumulative effect
of change in accounting principle	438
Net earnings	435
Earnings per Share – Basic
EPS before cumulative effect
of change in accounting principle	1.20
Net EPS – Basic	1.19
Earnings Per Share – Diluted
EPS before cumulative effect
of change in accounting principle	1.17
Net EPS – Diluted	1.16

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

(3) Unusual Items

We occasionally incur expenses or receive income that we classify as “unusual”, as they relate to infrequent or non-recurring events and as we believe their inclusion in net sales, cost of sales, or selling, general and administrative expenses would inappropriately affect elements of our operating results.

In the third quarter of fiscal 2003, we recorded unusual items of $22 million pretax expense, $15 million after tax, representing expenses primarily related to relocating production from former Pillsbury facilities being closed and other Pillsbury transaction and integration costs pursuant to integration plans established in the first year following the acquisition date. These expenses were considered unusual as the magnitude of the Pillsbury acquisition made it an infrequent event for General Mills.

In last year’s third quarter, we recorded unusual items totaling $39 million pretax expense, $25 million after tax, representing a $30 million pretax charge for a special contribution to the General Mills Foundation to increase its post-acquisition net assets to an appropriate level based on the guidelines of the Foundation; and $9 million pretax of Pillsbury transaction/integration costs.

For the nine months ended February 23, 2003, unusual items totaled $98 million pretax expense, $64 million after tax, representing $41 million pretax charges associated with the closure of our St. Charles, Illinois plant, and $60 million of expenses primarily related to relocating production from former Pillsbury facilities being closed and other Pillsbury transaction and integration costs. These costs were incurred pursuant to integration plans established in the first year following the acquisition date. These expenses are considered unusual as the magnitude of the Pillsbury acquisition made it an infrequent event for General Mills. These unusual expenses were partially offset by additional insurance settlements of $3 million pretax covering the 1994 oats handling incident.

For the nine months ended last fiscal year, unusual items totaled $133 million pretax expense, $84 million after tax, comprised of $39 million pretax of Pillsbury transaction/integration costs; $87 million pretax of charges related to the reconfiguration of cereal production to obtain regulatory clearance for the Pillsbury acquisition; $30 million pretax charge for a General Mills Foundation funding adjustment; $4 million pretax of Squeezit beverage exit charges; and $3 million, net of insurance recovery, associated with a flash flood at our Cincinnati, Ohio, cereal plant; partially offset by additional pretax settlements of $30 million covering the 1994 oats handling incident.

(4) Goodwill and Intangible Assets

The components of goodwill and intangible assets are as follows:

In Millions:	Feb. 23, 2003	May 26, 2002

Total goodwill	$6,458	$8,559
Less accumulated amortization	(86)	(86)

Goodwill	$6,372	$8,473

Intangible Assets:
Subject to amortization, primarily
capitalized software	$147	$129
Less accumulated amortization	(51)	(39)

	$96	$90

Not subject to amortization,
brands	$3,516	$—

The changes in the carrying amount of goodwill for the nine months ended February 23, 2003, are as follows:

In Millions	U.S. Retail	Bakeries & Food- service	Inter- national	Corporate	Pillsbury Unallocated Excess Purchase Price	Total

Balance at May 26, 2002	$745	$59	$—	$—	$7,669	$8,473
Activity including translation	—	—	3	—	(2,104)	(2,101)
Allocation to segments	4,088	1,097	380	—	(5,565)	—

Balance at Feb. 23, 2003	$4,833	$1,156	$383	$—	$—	$6,372

The Pillsbury acquisition valuation and purchase price allocation was completed in the second quarter of fiscal 2003. The activity in the first nine months of fiscal 2003 primarily reflects the allocation of the purchase price to brand intangibles, net of tax (see Note 2, “Acquisition”).

(5) Debt

On September 18, 2002, we began a new medium-term note program under our existing shelf registration statement for the sale to individual investors of up to $750 million of fixed-rate notes with maturities of nine months or more (“Core Notes”). As of February 23, 2003, we had issued approximately $67 million of notes under the Core Notes program.

On November 20, 2002, we sold $350 million of 3 7/8% fixed-rate notes due November 30, 2007. Concurrent with that offering, we sold $135 million of 3.901% fixed-rate notes due November 30, 2007. Interest for both the 3 7/8% notes and the 3.901% notes is payable semiannually on May 30 and November 30, beginning May 30, 2003. After giving effect to the issuance of these notes and the sale of notes under the Core Notes program, approximately $4.0 billion remains available under our existing shelf registration statement for future use, which includes the unused portion of the Core Notes program.

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

A summary of our short and long-term debt is as follows (in millions):

	Feb. 23, 2003	May 26, 2002

Short-term Notes Payable	$2,796	$4,650
Portion reclassified to long-term debt	(1,050)	(1,050)

Total Notes Payable	$1,746	$3,600

Long-term Debt:
6% notes due 2012	$2,000	$2,000
5 1/8% notes due 2007	1,500	1,500
Zero coupon convertible debentures,
yield 2.0%, $2,233 due 2022	1,510	—
3 7/8% notes due 2007	350	—
3.901% notes due 2007	135	—
Medium-term notes, 4.8% to 9.1% due
2003 to 2078	630	922
Core Notes	67	—
7.0% notes due 2004	150	150
Zero coupon notes, yield 11.1%,
$261 due 2013	85	78
Zero coupon notes, yield 11.7%,
$54 due 2004	46	42
8.2% ESOP loan guarantee,
due through 2007	17	21
Notes payable, reclassified	1,050	1,050
Other	53	76

	7,593	5,839
Less amounts due within one year	(120)	(248)

Total Long-term Debt	$7,473	$5,591

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

(7) Comprehensive Income The following table summarizes total comprehensive income for the periods presented (in millions):

	Thirteen Weeks Ended February 23, 2003					Thirteen Weeks Ended February 24, 2002
	Pretax		Tax		Net	Pretax		Tax		Net

Net Earnings	$		$		$240	$		$		$82
Other Comprehensive Income
(Loss):
Foreign currency
translation adjustments		32		—	32		(20)		1	(19)
Other Fair Value Changes:
Securities		6		(2)	4		1		(1)	—
Hedge derivatives		(8)		2	(6)		(92)		34	(58)
Reclassification to earnings:
Securities		(7)		3	(4)		(9)		3	(6)
Hedge derivatives		16		(5)	11		70		(26)	44

		$39		$(2)	$37		$(50)		$11	$(39)

Comprehensive Income					$277					$43

	Thirty-nine Weeks Ended February 23, 2003					Thirty-nine Weeks Ended February 24, 2002
	Pretax		Tax		Net	Pretax		Tax		Net

Net Earnings	$		$		$692	$		$		$401
Other Comprehensive Income
(Loss):
Foreign currency
translation adjustments		54		—	54		(15)		1	(14)
Other Fair Value Changes:
Securities		13		(5)	8		3		(1)	2
Hedge derivatives		(157)		58	(99)		(324)		120	(204)
Reclassification to earnings:
Securities		(13)		5	(8)		(9)		3	(6)
Hedge derivatives		129		(47)	82		102		(38)	64
Cumulative effect of
adopting SFAS No. 133		—		—	—		(251)		93	(158)

		$26		$11	$37		$(494)		$178	$(316)

Comprehensive Income					$729					$85

10
Accumulated other comprehensive income (loss) balances were as follows (in millions):

	Feb. 23, 2003	Feb. 24, 2002	May 26, 2002

Foreign currency
translation adjustments	$(59)	$(123)	$(113)
Unrealized gain (loss) from:
Securities	16	23	16
Hedge derivatives	(289)	(298)	(272)
Pension plan minimum liability	(7)	(11)	(7)

Accumulated other comprehensive income	$(339)	$(409)	$(376)

The changes in other comprehensive income are primarily non-cash items.

(8) Statements of Cash Flows

During the first nine months of fiscal 2003, we made interest payments of $420 million (net of amounts capitalized), versus $217 million last year. In the first nine months of fiscal 2003, we made tax payments of $91 million and received a $109 million refund of fiscal 2002 tax overpayments. In the corresponding period of fiscal 2002, we made tax payments of $192 million.

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

Operating Segments (In Millions)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Feb. 23, 2003	Feb. 24, 2002	Feb. 23, 2003	Feb. 24, 2002

Net Sales:
U.S. Retail	$1,910	$1,679	$5,665	$4,371
Bakeries and Foodservice	419	398	1,340	793
International	316	302	955	461

Total	$2,645	$2,379	$7,960	$5,625

Operating Profit:
U.S. Retail	$449	$234	$1,299	$823
Bakeries and Foodservice	28	38	98	102
International	22	12	65	21
Unallocated Corporate Items	(14)	(26)	(48)	(84)

Total	485	258	1,414	862
Interest, net	135	146	417	264
Income Taxes	123	38	349	214
Earnings from Joint Ventures	13	8	44	20

Earnings before cumulative effect
of change in accounting principle	240	82	692	404
Cumulative effect of change
in accounting principle	—	—	—	(3)

Net Earnings	$240	$82	$692	$401

(10) Accounting Rules Adopted

Effective the first quarter of fiscal 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In November 2002, the Financial Accounting Standard Board (FASB) issued FASB Interpretation Number 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements of guarantees, as well as requiring the recording of certain guarantees issued after December 31, 2002. We do not believe that the adoption of FIN 45 requires any material change in our guarantee disclosures. (See Note Seventeen in our annual report for fiscal year ended May 26, 2002.) We have not entered into any recordable guarantees since December 31, 2002.

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

(In millions, except per share data)	Included in Earnings	Included in Accumulated Other Comprehensive Income

Pretax	$(5)	$(251)
Income tax effects	2	93

Total	$(3)	$(158)

Effect on diluted earnings per share	$(.01)

The cumulative effect on earnings and on Accumulated Other Comprehensive Income was primarily associated with the impact of lower interest rates on the fair-value calculation for the forward-starting interest rate swaps we entered into in anticipation of our Pillsbury acquisition and other financing requirements.

Effective the fourth quarter of fiscal 2002, we adopted the Financial Accounting Standard Board’s (FASB’s) Emerging Issues Task Force (EITF) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”, which requires recording certain coupon and trade promotion expenses as reductions of revenues. Since adopting this requirement resulted only in the reclassification of certain expenses from selling, general and administrative expense to a reduction of net sales, it did not affect our financial position or net earnings. The impact was a reduction of net sales, and a corresponding reduction in selling, general and administrative expense, of $726 million in the third quarter of 2002, and $1,593 million for the first nine months of fiscal 2002.

(11) New Accounting Rules

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Standard may affect the timing of the recognition of future exit or disposal costs. However, we do not expect the impact to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition
                  and Results of Operations

FINANCIAL CONDITION

During the first nine months of fiscal 2003, cash flow from continuing operations totaled $1,034 million, up $428 million from last year’s first nine months amount of $606 million. The increase was due largely to the $322 million improvement in operating earnings before depreciation, amortization and unusual items, and a $171 million decrease in use of working capital.

During the first nine months of fiscal 2003, capital investment totaled $418 million. Fiscal 2003 capital investment is estimated to be approximately $750 million, including construction costs to consolidate the Company’s headquarters and costs of integrating Pillsbury into the Company’s information systems.

At the end of the first nine months, we had adjusted debt plus minority interests of approximately $9.0 billion, essentially the same as at the end of fiscal 2002. Adjusted debt equals total debt (consisting of notes payable of $1.746 billion and total long-term debt of $7.593 billion) plus the debt equivalent of leases minus certain cash and cash equivalents and marketable investments, at cost. Approximately 75 percent of our debt was long term, 18 percent was short term (excluding the impact of reclassification from our long-term credit facility), and the balance was leases and tax-benefit leases. This reflects refinancing of approximately $5.9 billion in commercial paper with longer-term debt and minority interest since February 2002. Approximately $2.2 billion of this refinancing occurred during the first nine months of fiscal 2003.

During fiscal 2002, General Mills filed a shelf registration statement with the Securities and Exchange Commission covering the sale of up to $8.0 billion in debt securities. As of February 23, 2003, approximately $4 billion remained available under the shelf registration statement for future debt issuance, which includes the unused portion of the Core Notes program.

On September 18, 2002, we began a new medium-term note program for the sale to individual investors of up to $750 million of notes with maturities of nine months or more. As of February 23, 2003, we had issued approximately $67 million of Core Notes under the program.

On October 28, 2002, we completed a private placement of zero coupon convertible debentures with a face value of approximately $2.23 billion for gross proceeds of approximately $1.50 billion.

On November 20, 2002, we sold $350 million of 3 7/8% fixed-rate notes due November 30, 2007, and $135 million of 3.901% fixed-rate notes due November 30, 2007.

Commercial paper is a continuing source of short-term financing. We can issue commercial paper in the United States and Canada, as well as in Europe. Our commercial paper borrowings are supported by $2.1 billion in fee-paid committed credit lines. As part of our core facilities we have $1.05 billion in 364-day facilities that expire in January 2004, and $1.05 billion in five-year facilities that expire in January 2006. As of February 23, 2003, the Company had no outstanding borrowings under these facilities. Additionally, we have $27 million in uncommitted credit lines available.

We believe that cash flows from operations together with available short- and long-term debt financing will be adequate to meet our liquidity and capital needs.

As of February 23, 2003, we have recorded approximately $300 million of minority interest on our balance sheet. In May 2002, we sold a minority interest in a subsidiary to an unrelated third-party investor for $150 million. This subsidiary holds some of our manufacturing assets and trademarks. In the first quarter of 2003, we sold a minority interest in another subsidiary for $150 million, as described in Note 6 “Minority Interest.” We did not recognize any gain or loss in connection with the issuance of the minority interests. All assets, liabilities and results of operations of these subsidiaries are reflected in our financial statements, and the third party’s investment is reflected as minority interest on our balance sheet.

RESULTS OF OPERATIONS

Three-Month Results

Net sales for the thirteen weeks ended February 23, 2003 grew 11 percent to $2.645 billion. Cost of goods sold as a percent of sales improved from 61.7 percent to 59.2 percent as higher volumes increased our operating leverage. Operating leverage is defined as increased absorption of fixed operating costs as a result of higher volume levels. Selling, general and administrative expense as a percent of sales in the quarter improved from 25.9 percent last year to 21.6 percent this year, driven by a 7 percent reduction in selling, general and administrative expenses, and the benefit from the 11 percent increase in net sales.

Reported earnings were $240 million in the third quarter of fiscal 2003 as compared to $82 million last year. Basic earnings per share of 65 cents for the third quarter ended February 23, 2003, were up 183 percent from 23 cents a year earlier. Diluted earnings per share of 63 cents for the third quarter of fiscal 2003 were up 186 percent from 22 cents per share earned in the same period last year.

Third-quarter results for both fiscal 2003 and 2002 included unusual items, which relate to infrequent or non-recurring events. We exclude these items from net sales, cost of goods or selling, general and administrative expenses as we believe their inclusion therein would inappropriately affect elements of our operating results. The following acquisition-related expenses were considered unusual as the magnitude of the Pillsbury acquisition made it an unusual event for General Mills. In fiscal 2003, the Company recorded unusual expenses of $22 million pretax, $15 million after tax, representing expenses primarily related to relocating production from former Pillsbury facilities being closed and other Pillsbury transaction and integration costs. In last year’s third quarter, we recorded unusual items totaling $39 million pretax expense, $25 million after tax, comprised of a $30 million pretax charge for a special contribution to the General Mills Foundation to increase its post-acquisition net assets to an appropriate level based on the guidelines of the Foundation; and $9 million pretax of Pillsbury transaction/integration costs.

Excluding unusual items in both years, third-quarter earnings after tax grew 138 percent to $255 million from $107 million. Third-quarter diluted earnings per share excluding unusual items were 67 cents, compared to 28 cents last year. The average number of diluted shares outstanding was 379 million shares in this year’s third quarter compared to 378 million last year. (See “Earnings Reconciliation” below.)

Nine-Month Results

Total worldwide volume in the first nine months grew 3 percent on a comparable basis, as if General Mills had owned the Pillsbury businesses in the previous year. Reported net sales for the thirty-nine weeks ended February 23, 2003 grew 42 percent to $7.96 billion, including the incremental contribution of Pillsbury businesses acquired October 31, 2001. Cost of goods sold for nine months increased from 56.8 percent of sales last year to 58.1 percent this year due primarily to the Company’s new business structure. This new business structure reflects the fact that certain Pillsbury businesses have lower gross margins than General Mills’ historical gross margins, and last year’s results included only 16 weeks of Pillsbury’s operations. Selling, general and administrative expense as a percent of sales in the period was lower this year compared to last year primarily because certain Pillsbury businesses, which were included in the business results for only 16 weeks last year, generally have lower marketing spending.

Reported earnings were $692 million in the first nine months of fiscal 2003 as compared to $401 million earnings last year. Basic earnings per share of $1.88 for the nine months ended February 23, 2003, were up 49 percent from $1.26 a year earlier. Diluted earnings per share of $1.84 for the first nine months of fiscal 2003 were up 51 percent from $1.22 per share earned in the same period last year.

Nine-month results for both fiscal 2003 and 2002 included unusual items. In fiscal 2003, the Company recorded unusual expenses of $98 million pretax, $64 million after tax, consisting of $41 million pretax charges associated with the closure of our St. Charles, Illinois plant, and $60 million pretax charges primarily related to relocating production from former Pillsbury facilities being closed and other Pillsbury transaction and integration costs. These costs were incurred pursuant to our Pillsbury integration plans and are considered unusual because of the magnitude of the Pillsbury acquisition and related integration. These acquisiton/integration costs were partially offset by additional insurance settlements of $3 million pretax covering the 1994 oats handling incident. In last year’s first nine months, unusual items totaled $133 million pretax expense, $84 million after tax, comprised of $39 million pretax of Pillsbury transaction/integration costs; $87 million pretax of cereal reconfiguration charges; $30 million pretax charge for a General Mills Foundation funding adjustment; $4 million pretax of Squeezit beverage exit charges; and $3 million, net of insurance recovery, associated with a flash flood at our Cincinnati, Ohio, cereal plant; partially offset by additional pretax settlements of $30 million covering a 1994 oats handling incident.

Excluding unusual items in both years and the impact of last year’s accounting change (SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), nine-month earnings after tax grew 55 percent to $756 million from $488 million. Nine-month diluted earnings per share excluding unusual items and the accounting change were $2.00, compared to $1.48 last year. The average number of diluted shares outstanding increased 14 percent from 330 million last year to 377 million this year. (See “Earnings Reconciliation” below.)

Earnings Reconciliation

The discussion of our results of operations and the notes to consolidated financial statements included herein include information regarding earnings after tax and diluted earnings per share excluding unusual items. These measures of financial performance are not determined in accordance with generally accepted accounting principles (GAAP) and should be viewed in addition to, and not in lieu of, our reported net earnings and diluted earnings per share. Management believes that earnings exclusive of unusual items provides a useful measure for assessing the results of normal, on-going operations and provides a meaningful basis for a comparison of operating results for different periods. The following is a reconciliation of earnings after tax and diluted earnings per share before unusual items to the comparable GAAP measures of net earnings and diluted earnings per share including unusual items.

Earnings Reconciliation
(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Feb. 23, 2003	Feb. 24, 2002	Feb. 23, 2003	Feb. 24, 2002

Earnings After Tax:
Before unusual items	$255	$107	$756	$488
Unusual items	(15)	(25)	(64)	(84)
SFAS No. 133 adoption	—	—	—	(3)

Net Earnings	$240	$82	$692	$401

Average Diluted Shares
Outstanding	379	378	377	330
Diluted Earnings per Share:
Before unusual items	$.67	$.28	$2.00	$1.48
Unusual items	(.04)	(.06)	(.17)	(.25)
SFAS No. 133 adoption	—	—	—	(.01)

Diluted Earnings per Share	$.63	$.22	$1.84	$1.22

Note: Numbers may not add due to rounding. 16

[Note: Sales figures provided below are as reported and net of expenses reclassified under EITF 01-09. Operating profits are as reported, including unusual items. Unit volume comparisons provided below are on a comparable basis, as if General Mills had owned the Pillsbury businesses from the beginning of the previous year.]

U.S. Retail Segment Results

Third-quarter net sales for General Mills’ domestic retail operations grew 14 percent to $1.91 billion, and operating profit nearly doubled to $449 million. Unit volume was up 7 percent from prior-year levels, which had declined 3 percent as companywide focus on integrating the Pillsbury businesses disrupted last year’s operating momentum.

Big G cereals led the third-quarter growth with unit volume up 16 percent versus a 6 percent decline last year. The strong increase reflected good performance by established brands including Honey Nut Cheerios, Cheerios, Cinnamon Toast Crunch and Total, coupled with introductory shipments for new Berry Burst Cheerios. Volume for Yoplait yogurt also grew 16 percent, matching 16 percent growth in the same period last year with strong performance by established lines and continued good results for Yoplait Whips! The Yoplait Nouriche yogurt beverage line is currently expanding to national distribution. Baking products volume for the third quarter grew 9 percent. Meals volume grew 2 percent led by dinner mixes and Progresso soup. Snacks volume grew 7 percent led by Nature Valley granola bars and Pop Secret microwave popcorn. Pillsbury USA volume was down 1 percent for the quarter, as good gains by frozen baked goods and Totino’s frozen snacks were offset by lower refrigerated dough volume.

Through nine months, net sales for the U.S. Retail segment grew 30 percent to $5.67 billion and operating profits including unusual items increased 58 percent to $1.30 billion.

Bakeries and Foodservice Segment Results

Third quarter net sales for the Bakeries and Foodservice segment grew 5 percent to $419 million, as pricing offset a 2 percent decline in unit volume. Shipments to foodservice distributors, restaurants, and retail and wholesale bakeries were down in the quarter, reflecting weak foodservice industry trends, and these declines more than offset double-digit growth in convenience store volume. Operating profit of $28 million was lower in the quarter, due to the volume decline and higher supply chain costs caused by the foodservice plant restructuring that is currently underway. Through the first nine months, Bakeries and Foodservice net sales increased 69 percent to $1.34 billion and operating profits including unusual items declined slightly to $98 million.

International Segment Results

Net sales for the company’s consolidated international businesses grew 5 percent in the third quarter to $316 million, and operating profits increased sharply to $22 million from $12 million a year earlier. Unit volume was up in every geographic region except Latin America, where macroeconomic conditions remain difficult. Through nine months, net sales more than doubled to $955 million, and operating profits totaled $65 million.

Joint Venture Summary

Third-quarter net earnings from joint ventures totaled $13 million compared to $8 million last year. Cereal Partners Worldwide (CPW), the company’s joint venture with Nestle, posted 6 percent unit volume growth in the period. Unit volume for the Snack Ventures Europe (SVE) joint venture with PepsiCo grew 10 percent. Combined earnings after tax for CPW and SVE totaled $10 million in the quarter. After tax earnings from the Haagen-Dazs joint ventures in Asia grew slightly in the quarter and more than offset development spending by the 8th Continent soy foods joint venture. Distribution of 8th Continent soymilk is expected to expand to the remaining 45 percent of the U.S. in June 2003.

Through the first nine months of fiscal 2003, net earnings from joint ventures totaled $44 million compared to $20 million for the same period last year.

Corporate Items

Interest expense totaled $135 million in the third quarter, down from $146 million a year earlier due to favorable rates and lower debt levels. Unallocated corporate expense totaled $14 million pretax, compared to $26 million in last year’s third quarter. The effective tax rate for the quarter was 35 percent, slightly higher than last year’s third quarter rate. Average diluted shares outstanding for the quarter totaled 379 million compared to 378 million a year earlier.

Subsequent Event

Subsequent to the close of the quarter, Fleming Companies, Inc. filed for bankruptcy protection under Chapter 11. As of the date of Fleming’s bankruptcy filing, we believe that we have adequate reserves for doubtful accounts to cover losses, if any, arising from Fleming’s inability to pay amounts due to us.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s market risk during the thirteen weeks and thirty-nine weeks ended February 23, 2003. For additional information, see “Market Risk Management” on page 17 of the Company’s 2002 Annual Report to Shareholders.

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

Part II. OTHER INFORMATION

Item 5.  Other Information.

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and assumptions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,”“project” or similar expressions identify “forward-looking statements”within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such statements. In particular, our predictions about future volume and earnings could be affected by difficulties resulting from the Pillsbury acquisition, such as integration problems; failure to achieve synergies; unanticipated liabilities; inexperience in new business lines; and changes in the competitive environment. Our future results also could be affected by a variety of additional factors such as: competitive dynamics in the U.S. ready-to-eat cereal market, including pricing and promotional spending levels by competitors; the impact of competitive products and pricing; product development; actions of competitors other than as described above; acquisitions or disposals of businesses or assets; changes in capital structure; changes in laws and regulations, including changes in accounting standards; customer demand; effectiveness of advertising and marketing spending or programs; consumer perception of health-related issues; economic conditions, including changes in inflation rates or interest rates; fluctuation in the cost and availability of supply chain resources; foreign economic conditions, including currency rate fluctuations; political unrest and economic uncertainty due to terrorism or war. The Company undertakes no obligations to revise publicly any forward-looking statements to reflect future events or circumstances.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 11	Statement of Computation of Earnings per Share.

Exhibit 12	12 Statement of Ratio of Earnings to Fixed Charges.

Exhibit 99.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 99.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

On December 20, 2002, the Company filed a Report on Form 8-K to report the filing of a press releases dated December 16, 2002 and dated December 18, 2002, relating to the election of Hilda Ochoa-Brillembourg, CFA to the General Mills’ Board of Directors, and the announcement reporting financial results for the second quarter ended November 24, 2002.

On January 6, 2003, the Company filed a Report on Form 8-K to report the filing of the certification of the Chief Executive Officer and the certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

20
On January 24, 2003, the Company filed a Report on Form 8-K to report that the Registrant entered into Amendment No. 4 (the “Amendment”) to a 364-Day Credit Agreement, dated January 24, 2001, (the Credit Agreement”) among the Registrant, JPMorgan Chase Bank, as Administrative Agent, and the other financial institutions party thereto.

On February 18, 2003, the Company filed a Report on Form 8-K to report the filing of a press release describing information provided in the Registrant’s presentation at the Consumer Analyst Group of New York’s investor conference.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC. (Registrant)
Date April 8, 2003	/s/ S. S. Marshall S. S. Marshall Senior Vice President, General Counsel
Date April 8, 2003	/s/ K. L. Thome K. L. Thome Senior Vice President, Financial Operations

21
I, Stephen W. Sanger, Chairman of the Board and Chief Executive Officer of General Mills, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of General Mills, Inc.;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003 /s/ Stephen W. Sanger Stephen W. Sanger Chairman of the Board and Chief Executive Officer 22
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003 /s/ James A. Lawrence James A. Lawrence Chief Financial Officer 23