Form 10-K/A
period 2002-05-26
GENERAL MILLS INC
filed 2003-07-30
CIK 40704

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                             ---------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 26, 2002

                         COMMISSION FILE NUMBER 1-1185
                             ---------------------
                              GENERAL MILLS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      41-0274440
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

      NUMBER ONE GENERAL MILLS BOULEVARD
               MINNEAPOLIS, MN                                     55426
            (MAIL: P.O. BOX 1113)                              (MAIL: 55440)
   (Address of principal executive offices)                      (Zip Code)

                                 (763) 764-7600
              (Registrant's telephone number, including area code)
                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                             ---------------------

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
         Common Stock, $.10 par value                     New York Stock Exchange

                             ---------------------
       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE
                             ---------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $39.70 per share as reported on the New York Stock Exchange on July 25, 2002: $11,412 million.

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

     On October 31, 2001, General Mills completed the acquisition of the worldwide businesses of The Pillsbury Company from Diageo plc ("Diageo") in a stock and cash transaction that included 134 million shares of General Mills common stock, together with cash paid to Diageo and assumed debt of Pillsbury totaling $3,830 million. On November 1, 2001, under the terms of a stockholders agreement, Diageo exercised a put option to sell to General Mills 55 million shares of General Mills common stock at a price of $42.14 per share. The 79 million shares of General Mills common stock retained by Diageo were valued at $3,576 million. Therefore, the total stock consideration was $5,894 million, and the total acquisition consideration was approximately $9,724 million. In addition to the payments described above, General Mills may be required to pay Diageo, on April 30, 2003, up to $395 million, depending on General Mills' stock price and the number of General Mills shares that Diageo continues to hold on that date. If the average of the daily high and low price per share of the Company's stock for the 20 full trading days preceding April 30, 2003 is less than $49 per share, Diageo will receive an amount per share equal to the difference between $49 and the General Mills stock price, up to a maximum of $5 per share. If the Company's stock price is $49 per share or more, Diageo will not receive any additional payment. For a more detailed description of the Pillsbury acquisition, please see Note Two to Consolidated Financial Statements appearing on pages 33 through 35 of the Company's 2002 Annual Report to Stockholders which is filed as Exhibit 13 to this Form 10-K/A and incorporated herein by reference.

     Since the completion of the acquisition, activities related to the integration of Pillsbury and the Company have included combining selling organizations, merging benefit plans and payroll systems, combining all U.S. businesses under a single invoicing system and reconfiguring certain manufacturing facilities. The integration of the Pillsbury businesses and operations will continue throughout fiscal 2003.

     The Company's combination with Pillsbury is expected to produce cost synergies of $350 million in fiscal 2003 and $475 million by the end of the second full year of integration.

     In order to obtain regulatory clearance for the acquisition of Pillsbury, the Company arranged to divest certain businesses. On November 13, 2001, International Multifoods Corporation (IMC) purchased the Pillsbury dessert and specialty products businesses as well as certain General Mills' brands and the General Mills' Toledo, Ohio production facilities for $316 million. After-tax cash proceeds from this transaction were used to reduce the debt incurred in the Pillsbury acquisition. Pursuant to the agreement with IMC, General Mills also agreed to purchase and install certain equipment and to convert the Toledo production facility to produce the dessert and specialty products for the divested businesses at an estimated cost to General Mills of $70 million, of which $47 million has been expended through May 26, 2002.

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

     Pillsbury USA. General Mills manufactures and sells refrigerated and frozen dough products, frozen breakfast products and frozen pizza and snack products through the Pillsbury USA division. Refrigerated dough products marketed under the Pillsbury brand include Grands! biscuits and sweet rolls, Big Country and Golden Layers biscuits, Pillsbury Ready to Bake and Big Deluxe Classics cookies, and Pillsbury rolls, biscuits, cookies, breads and pie crust. Frozen dough product offerings include Home Baked Classics biscuits, rolls and other bakery goods. Breakfast products sold under the Pillsbury trademark include Toaster Strudel, Toaster Scrambles and Pillsbury frozen pancakes and waffles. All the breakfast and refrigerated and frozen dough products incorporate the well-known Doughboy logo. Frozen pizza and snack products are marketed under the Totino's and Jeno's trademarks.

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


     Additional geographic information is incorporated herein by reference from
Note 18 to Consolidated Financial Statements appearing on pages 58 through 60 of the Company's 2002 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K/A.


FINANCIAL INFORMATION ABOUT REPORTABLE SEGMENTS


     The following tables set forth the percentage of net sales and operating profit from each reportable segment:


                                                                % OF NET SALES
                                                               FOR FISCAL YEARS
                                                                  ENDED MAY
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
U.S. Retail.................................................   77%    88%    88%
Bakeries and Foodservice....................................   13      7      7
International...............................................   10      5      5
                                                              ---    ---    ---
  Total Segment Net Sales...................................  100%   100%   100%

                                                              % OF OPERATING PROFIT
                                                                FOR FISCAL YEARS
                                                                    ENDED MAY
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
U.S. Retail.................................................    85%     91%     91%
Bakeries and Foodservice....................................    12       8       7
International...............................................     3       1       2
                                                               ---     ---     ---
  Total Segment Operating Profit............................   100%    100%    100%


     Financial information for the Company's reportable business segments is incorporated herein by reference from Note 18 to Consolidated Financial Statements appearing on pages 58 through 60 of the Company's 2002 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K/A.


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


     See Note Four to Consolidated Financial Statements appearing on pages 37 and 38 of the Company's 2002 Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K/A and incorporated into this description by reference.


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


     Raw Materials and Supplies. The principal raw materials used by General Mills are cereal grains, sugar, dairy products, vegetables, fruits, meats, other agricultural products, vegetable oils, plastic and paper packaging materials, operating supplies and energy. General Mills has some long-term fixed price contracts, but the majority of such raw materials are purchased on the open market. General Mills believes that it will be able to obtain an adequate supply of needed ingredients and packaging materials. Occasionally and where possible, General Mills makes advance purchases of items significant to its business in order to ensure continuity of operations. The Company's objective is to procure materials meeting both the Company's quality standards and its production needs at the lowest total cost to the Company. The Company's strategy is to buy these materials at price levels that allow a targeted profit margin. Since commodities generally represent the largest variable cost in manufacturing the Company's products, to the extent possible, the Company hedges the risk associated with adverse price movements using exchange-traded futures and options, forward cash contracts and over-the-counter hedging mechanisms. These tools enable the Company to manage the related commodity price risk over periods of time that exceed the period of time in which the physical commodity is available. Accordingly, the Company uses these hedging tools to mitigate the risks associated with adverse price movements and not to speculate in the marketplace. See also Note Seven to Consolidated Financial Statements appearing on pages 41 through 44 of the Company's 2002 Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K/A and incorporated into this section by reference and the "Market Risk Management" section of the Report's "Management's Discussion and Analysis" appearing on page 20 of the Company's 2002 Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K/A and incorporated herein by reference.


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

     Employees.  At May 26, 2002, General Mills had 29,859 employees.

     Environmental Matters. As of June, 2002, the Company was involved with the following active cleanup sites associated with the alleged release or threatened release of hazardous substances or wastes:

SITE                                                   CHEMICAL OF CONCERN
----                                                   -------------------
Central Steel Drum, Newark, NJ              no single hazardous material specified
East Hennepin, Minneapolis, MN              trichloroethylene
GBF/Pittsburgh, Antioch, CA                 no single hazardous material specified
Gloucester, MA                              petroleum fuel products
King's Road Landfill, Toledo, OH            no single hazardous material specified
Kipp, KS                                    carbon tetrachloride
Lorentz Barrel, San Jose, CA                no single hazardous material specified
NL Industries, Granite City, IL             lead
Northside Sanitary Landfill, Zionsville,    no single hazardous material specified
  IN
Operating Industries, Los Angeles, CA       no single hazardous material specified
PCB Treatment, Kansas City, MO              PCBs
Pennsauken Landfill, Pennsauken, NJ         no single hazardous material specified
PET, St. Louis, MO                          tetrachloroethylene
Sauget Landfill, Sauget, IL                 no single hazardous material specified
Shafer Metal Recycling, Minneapolis, MN     lead
Safer Textiles, Moonachie, NJ               tetrachloroethylene
Stuckey's, Doolittle, MO                    petroleum fuel products
Try-Chem, Milwaukee, WI                     no single hazardous material specified

     These matters involve several different procedural contexts, including litigation initiated by governmental authorities and/or private parties, administrative proceedings commenced by regulatory agencies, and demand letters issued by regulatory agencies and/or private parties. Of the 18 matters in the table above, the Company is a party to current litigation related to two cleanup sites:

     - Pennsauken Solid Waste Management Authority, et al. v. State of New Jersey, et al., Defendants -- Quick-Way, Inc., Defendant and Third-party Plaintiff, v. A-1 Accoustical Ceiling, Inc., et al. involves a State of New Jersey superfund site where a former subsidiary of the Company has been sued as a third-party defendant. The Company is defending this action under the terms of an indemnification agreement. The amount of the clean up liability has not been determined.

     - West Coast Home Builders, Inc. v. Ashland Inc., et al. involves a claim for an unspecified amount of damages for the diminished value of property adjacent to a State of California superfund site. The cleanup of the site is covered by an existing settlement agreement between the State of California and a group of the potentially responsible parties. The Company has executed a Tolling Agreement with the Plaintiff and expects the existing litigation to be dismissed. In addition, the potentially responsible parties have an insurance policy that covers the costs of cleanup in excess of amounts already paid, including third party claims related to the site. We believe the claims are covered by the insurance policy and that the Company does not have any financial exposure as a result of this litigation.

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

     The Company's operations are subject to the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, and the Federal Insecticide, Fungicide and Rodenticide Act, and all similar state environmental laws applicable to the jurisdictions in which we operate.

     Based on current facts and circumstances, General Mills believes that neither the results of its environmental proceedings nor its compliance in general with environmental laws or regulations will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

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

ITEM 2.  PROPERTIES.


     The Company's principal executive offices and main research facilities are Company-owned, and are located in the Minneapolis, Minnesota metropolitan area. General Mills owns and operates numerous manufacturing facilities, and maintains many sales and administrative offices and warehouses, mainly in the United States. Other facilities are operated in Canada, and elsewhere around the world. In addition to owned facilities, the Company acquired 583,885 square feet of leased office space in Minneapolis with the acquisition of the Pillsbury business. A portion of this space has been sublet and the Company intends to sublet the remaining space upon completion of the headquarters office addition. Please see Note 17 to Consolidated Financial Statements appearing on pages 57 and 58 of the Company's 2002 Annual Report to Stockholders which is filed as
Exhibit 13 to this Form 10-K/A and incorporated herein by reference.


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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     The information relating to the market prices and dividends of the Company's common stock contained in Note 19 to Consolidated Financial Statements and in the Six-Year Financial Summary appearing on pages 61 and 23 of Registrant's 2002 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K/A is incorporated into this report by reference. As of July 25, 2002, the number of record holders of common stock was 38,047. The Company's common stock ($.10 par value) is listed on the New York Stock Exchange.


ITEM 6.  SELECTED FINANCIAL DATA.

     The information for fiscal years 1998 through 2002 contained in the Six-Year Financial Summary on page 23 of Registrant's 2002 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K/A is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information in the section entitled "Management's Discussion and Analysis" on pages 12 through 22 of Registrant's 2002 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K/A is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information in the "Market Risk Management" subsection of the section entitled "Management's Discussion and Analysis" on page 20 of Registrant's 2002 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K/A is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     The information on pages 25 through 61 of Registrant's 2002 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K/A is incorporated herein by reference.

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                               NUMBER OF SECURITIES
                                                                                REMAINING AVAILABLE
                                                                                FOR FUTURE ISSUANCE
                                 NUMBER OF SECURITIES                              UNDER EQUITY
                                  TO BE ISSUED UPON       WEIGHTED-AVERAGE      COMPENSATION PLANS
                                     EXERCISE OF         EXERCISE PRICE OF     (EXCLUDING SECURITIES
                                 OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     REFLECTED IN THE
                                 WARRANTS AND RIGHTS    WARRANTS AND RIGHTS        FIRST COLUMN)
PLAN CATEGORY                            (A)                    (B)                     (C)
-------------                    --------------------   --------------------   ---------------------
Equity compensation plans
  approved by security
  holders(1)...................       47,259,001               $32.77                 7,077,803
Equity compensation plans not
  approved by security
  holders(2)...................       24,130,414               $41.96                 2,271,038
                                      ----------               ------                 ---------
     Total.....................       71,389,415               $35.88                 9,348,841
                                      ==========               ======                 =========

---------------

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


ITEM 14.  CONTROLS AND PROCEDURES.



     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.



     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, since the date of their evaluation.

---------------

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

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and the Board of Directors
General Mills, Inc.:


     Under date of June 24, 2002, we reported on the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 26, 2002 and May 27, 2001 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended May 26, 2002, as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K/A for the fiscal year ended May 26, 2002. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.


     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     /s/ KPMG LLP

Minneapolis, Minnesota
June 24, 2002

                         INDEPENDENT AUDITORS' CONSENT


The Board of Directors
General Mills, Inc.:


     We consent to incorporation by reference in the Registration Statements (Nos. 2-49637 and 333-75808) on Form S-3 and Registration Statements (Nos. 2-13460, 2-53523, 2-95574, 33-24504, 33-27628, 33-32059, 33-36892, 33-36893,
33-50337, 33-62729, 333-13089, 333-32509, 333-65311, 333-65313, 333-90010,
333-90012 and 333-102695) on Form S-8 of General Mills, Inc. of our report dated June 24, 2002, relating to the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 26, 2002 and May 27, 2001 and the related consolidated statements of earnings, stockholders' equity, and cash flows and our report dated June 24, 2002 on the related financial statement schedule for each of the fiscal years in the three-year period ended May 26, 2002, which reports are included or incorporated by reference in the May 26, 2002 annual report on Form 10-K/A of General Mills, Inc.


                                                     /s/ KPMG LLP

Minneapolis, Minnesota

July 30, 2003

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.  Financial Statements:

     Consolidated Statements of Earnings for the Fiscal Years Ended May 26, 2002, May 27, 2001 and May 28, 2000 (incorporated herein by reference to page 26 of the Registrant's 2002 Annual Report to Stockholders filed as
     Exhibit 13 herewith).

     Consolidated Balance Sheets at May 26, 2002 and May 27, 2001 (incorporated herein by reference to page 27 of the Registrant's 2002 Annual Report to Stockholders filed as Exhibit 13 herewith).

     Consolidated Statements of Cash Flows for the Fiscal Years Ended May 26, 2002, May 27, 2001 and May 28, 2000 (incorporated herein by reference to page 28 of the Registrant's 2002 Annual Report to Stockholders filed as
     Exhibit 13 herewith).

     Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended May 26, 2002, May 27, 2001 and May 28, 2000 (incorporated herein by reference to page 29 of the Registrant's 2002 Annual Report to Stockholders filed as Exhibit 13 herewith).


     Notes to Consolidated Financial Statements (incorporated herein by reference to pages 30 through 61 of the Registrant's 2002 Annual Report to Stockholders filed as Exhibit 13 herewith).


     2.  Financial Statement Schedules:

     For the Fiscal Years Ended May 26, 2002, May 27, 2001 and May 28, 2000:

        II -- Valuation and Qualifying Accounts

     3.  Exhibits:

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     2.1       Agreement and Plan of Merger, dated as of July 16, 2000 by and among the Registrant, General Mills North American
               Businesses, Inc., Diageo plc and The Pillsbury Company
               (incorporated herein by reference to Exhibit 10.1 to
               Registrant's Report on Form 8-K filed July 20, 2000).
     2.2       First Amendment dated as of April 12, 2001 to Agreement and
               Plan of Merger dated as of July 16, 2000 by and among the
               Registrant, General Mills North American Businesses, Inc.,
               Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed April 13, 2001).
     2.3       Second Amendment, dated as of October 31, 2001, to Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses,
               Inc., Diageo plc and The Pillsbury Company (incorporated
               herein by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed November 2, 2001).
    +3.1       Registrant's Restated Certificate of Incorporation, as
               amended to date.
     3.2       Registrant's By-Laws, as amended to date (incorporated
               herein by reference to Exhibit 3.2 to Registrant's Annual
               Report on Form 10-K for the fiscal year ended May 30, 1999).
    +4.1       Indenture between Registrant and U.S. Bank Trust National
               Association (f.k.a. Continental Illinois National Bank and
               Trust Company of Chicago), as amended to date by
               Supplemental Indentures Nos. 1 through 8.
     4.2       Rights Agreement dated as of December 11, 1995 between
               Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a.
               Norwest Bank Minnesota, N.A.) (incorporated herein by
               reference to Exhibit 1 to Registrant's Registration
               Statement on Form 8-A filed January 2, 1996).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     4.3       Indenture between Registrant and U.S. Bank Trust National
               Association (f.k.a. First Trust of Illinois, National
               Association) dated February 1, 1996 (incorporated herein by reference to Exhibit 4.1 to Registrant's Registration
               Statement on Form S-3 effective February 23, 1996).
    +4.4       Indenture between Ralcorp Holdings, Inc. and The First
               National Bank of Chicago, as supplemented to date by the
               First Supplemental Indenture among Ralcorp Holdings, Inc.,
               Registrant and The First National Bank of Chicago.
     4.5       Amendment No. 1 dated as of July 16, 2000, to the Rights
               Agreement dated as of December 11, 1995 between Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank
               Minnesota, N.A.) (incorporated by reference to Exhibit 1 to
               Registrant's Report on Form 8-A/A dated July 25, 2000).
   *10.1       Stock Option and Long-Term Incentive Plan of 1988, as
               amended to date (incorporated herein by reference to Exhibit
               10.1 to Registrant's Annual Report on Form 10-K for the
               fiscal year ended May 30, 1999).
    10.2       Addendum No. 3 effective as of March 15, 1993 to Protocol of
               Cereal Partners Worldwide (incorporated herein by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K
               for the fiscal year ended May 28, 2000).
  +*10.3       1998 Employee Stock Plan, as amended to date.
   *10.4       Amended and Restated Executive Incentive Plan, as amended to date (incorporated herein by reference to Exhibit 10.4 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
   *10.5       Management Continuity Agreement, as amended to date
               (incorporated herein by reference to Exhibit 10.5 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
   *10.6       Supplemental Retirement Plan, as amended to date
               (incorporated herein by reference to Exhibit 10.6 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
   *10.7       Executive Survivor Income Plan, as amended to date
               (incorporated herein by reference to Exhibit 10.7 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
   *10.8       Executive Health Plan, as amended to date (incorporated
               herein by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q for the period ended February 24, 2002).
   *10.9       Supplemental Savings Plan, as amended to date (incorporated herein by reference to Exhibit 10.9 to Registrant's Annual
               Report on Form 10-K for the fiscal year ended May 28, 2000).
   *10.10      1996 Compensation Plan for Non-Employee Directors, as
               amended to date (incorporated herein by reference to Exhibit
               10.10 to Registrant's Annual Report on Form 10-K for the
               fiscal year ended May 30, 1999).
   *10.11      General Mills, Inc. 1995 Salary Replacement Stock Option
               Plan, as amended to date (incorporated herein by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K
               for the fiscal year ended May 28, 2000).
   *10.12      General Mills, Inc. Deferred Compensation Plan, as amended to date (incorporated herein by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the fiscal
               year ended May 27, 2001).
   *10.13      Supplemental Benefits Trust Agreement dated February 9,
               1987, as amended and restated as of September 26, 1988
               (incorporated herein by reference to Exhibit 10.13 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   *10.14      Supplemental Benefits Trust Agreement dated September 26,
               1988 (incorporated herein by reference to Exhibit 10.14 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
    10.15      Agreements dated November 29, 1989 by and between General
               Mills, Inc. and Nestle, S.A. (incorporated herein by
               reference to Exhibit 10.15 to Registrant's Annual Report on
               Form 10-K for the fiscal year ended May 28, 2000).
    10.16      Protocol and Addendum No. 1 to Protocol of Cereal Partners
               Worldwide dated November 21, 1989 (incorporated herein by
               reference to Exhibit 10.16 to Registrant's Annual Report on
               Form 10-K for the fiscal year ended May 27, 2001).
   *10.17      1990 Salary Replacement Stock Option Plan, as amended to
               date (incorporated herein by reference to Exhibit 10.17 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
    10.18      Addendum No. 2 dated March 16, 1993 to Protocol of Cereal
               Partners Worldwide (incorporated herein by reference to
               Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
               the fiscal year ended May 31, 1998).
    10.19      Agreement dated July 31, 1992 by and between General Mills,
               Inc. and PepsiCo, Inc. (incorporated herein by reference to
               Exhibit 10.19 to Registrant's Annual Report on Form 10-K for
               the fiscal year ended May 31, 1998).
   *10.20      Stock Option and Long-Term Incentive Plan of 1993, as
               amended to date (incorporated herein by reference to Exhibit
               10.20 to Registrant's Annual Report on Form 10-K for the
               fiscal year ended May 28, 2000).
    10.21      Standstill Agreement with CPC International, Inc. dated
               October 17, 1994 (incorporated herein by reference to
               Exhibit 10.21 to Registrant's Annual Report on Form 10-K for
               the fiscal year ended May 28, 2000).
   *10.22      1998 Senior Management Stock Plan, as amended to date
               (incorporated herein by reference to Exhibit 10.22 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
   *10.23      2001 Compensation Plan for Non-employee Directors
               (incorporated herein by reference to Exhibit 10.2 to
               Registrant's Report on Form 10-Q for the period ended
               February 24, 2002).
   +12         Statement of Ratio of Earnings to Fixed Charges.
    13         2002 Annual Report to Stockholders (only those portions
               expressly incorporated by reference herein shall be deemed filed with the Commission).
   +21         List of Subsidiaries of General Mills, Inc.
    23         Consent of KPMG LLP (contained on page 15 of this Report).
    24         Power of Attorney.
    99.1       364-Day Credit Agreement, dated as of January 24, 2001,
               among the Registrant, The Chase Manhattan Bank, as
               Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 99.1 to
               Registrant's Quarterly Report on Form 10-Q for the period
               ended February 25, 2001).
    99.2       Five Year Credit Agreement, dated as of January 24, 2001,
               among the Registrant, The Chase Manhattan Bank, as
               Administrative Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit 99.2 to
               Registrant's Quarterly Report on Form 10-Q for the period
               ended February 25, 2001).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
    99.3       Amendment No. 1, dated as of October 31, 2001, to 364-Day
               Credit Agreement, dated as of January 24, 2001, among the
               Registrant, The Chase Manhattan Bank, as Administrative
               Agent, and the other financial institutions party thereto.
               (incorporated herein by reference to Exhibit 99.1 to
               Registrant's Report on Form 8-K filed February 2, 2002).
    99.4       Amendment No. 2, dated as of January 23, 2002, to 364-Day
               Credit Agreement, dated as of January 24, 2001, among the
               Registrant, JPMorgan Chase Bank, as Administrative Agent,
               and the other financial institutions party thereto.
               (incorporated herein by reference to Exhibit 99.2 to
               Registrant's Report on Form 8-K filed February 2, 2002).
    99.5       Amendment No. 1, dated as of October 31, 2001, to Five-Year
               Credit Agreement, dated as of January 24, 2001, among the
               Registrant, The Chase Manhattan Bank, as Administrative
               Agent, and the other financial institutions party thereto.
               (incorporated herein by reference to Exhibit 99.3 to
               Registrant's Report on Form 8-K filed February 2, 2002).
    99.6       364-Day Credit Agreement, dated as of October 30, 2001,
               among Registrant, Morgan Guaranty Trust Company of New York, as Administrative Agent, and the other financial
               institutions party thereto. (incorporated herein by
               reference to Exhibit 99.1 to Registrant's Report on Form 8-K filed November 15, 2001).
    99.7       Amendment No. 1, dated as of November 9, 2001, to Credit
               Agreement, dated as of October 30, 2001, among Registrant,
               Morgan Guaranty Trust Company of New York, as Administrative
               Agent, and the other financial institutions party thereto.
               (incorporated herein by reference to Exhibit 99.2 to
               Registrant's Report on Form 8-K filed November 15, 2001).
    99.8       Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
               1350.
    99.9       Certification of Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
               1350.

---------------

* Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

+ Previously filed.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENERAL MILLS, INC.

                                          By:       /s/ S.S. MARSHALL
                                            ------------------------------------
                                                       S.S. Marshall
                                              Senior Vice President, Corporate
                                                           Affairs,
                                               General Counsel and Secretary


Dated: July 30, 2003


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


                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

                        *                                         Director                 July 30, 2003
 ------------------------------------------------               Vice Chairman
              (Stephen R. Demeritt)


                        *                                         Director                 July 30, 2003
 ------------------------------------------------
               (Livio D. DeSimone)


                        *                                         Director                 July 30, 2003
 ------------------------------------------------
                (William T. Esrey)


                        *                                         Director                 July 30, 2003
 ------------------------------------------------
              (Raymond V. Gilmartin)


                        *                                         Director                 July 30, 2003
 ------------------------------------------------
                 (Judith R. Hope)


                        *                                         Director                 July 30, 2003
 ------------------------------------------------
               (Robert L. Johnson)


                        *                                         Director                 July 30, 2003
 ------------------------------------------------
                 (John M. Keenan)


                        *                                         Director                 July 30, 2003
 ------------------------------------------------
                (Heidi G. Miller)


              /s/ STEPHEN W. SANGER                    Chairman of the Board and Chief     July 30, 2003
 ------------------------------------------------             Executive Officer
               (Stephen W. Sanger)

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----


                        *                                         Director                 July 30, 2003
 ------------------------------------------------
               (A. Michael Spence)


                        *                                         Director                 July 30, 2003
 ------------------------------------------------
               (Dorothy A. Terrell)


                        *                                         Director                 July 30, 2003
 ------------------------------------------------               Vice Chairman
               (Raymond G. Viault)


                        *                                         Director                 July 30, 2003
 ------------------------------------------------
                 (Paul S. Walsh)


               /s/ KENNETH L. THOME                        Senior Vice President,          July 30, 2003
 ------------------------------------------------           Financial Operations
                (Kenneth L. Thome)                     (Principal Accounting Officer)


              /s/ JAMES A. LAWRENCE                       Executive Vice President,        July 30, 2003
 ------------------------------------------------          Chief Financial Officer
               (James A. Lawrence)                      (Principal Financial Officer)


 *By:               /s/ S.S. MARSHALL
        ------------------------------------------
                      S.S. Marshall
                     Attorney-in-Fact

I, Stephen W. Sanger, Chairman of the Board and Chief Executive Officer of General Mills, Inc., certify that:

     1. I have reviewed this amended annual report on Form 10-K/A of General Mills, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:



          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;



          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and



          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):



          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and



          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                 /s/ STEPHEN W. SANGER
                                          --------------------------------------
                                                    Stephen W. Sanger
                                                Chairman of the Board and
                                                 Chief Executive Officer


Date: July 30, 2003

I, James A. Lawrence, Chief Financial Officer of General Mills, Inc., certify that:

     1. I have reviewed this amended annual report on Form 10-K/A of General Mills, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:



          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;



          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and



          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):



          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and



          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                 /s/ JAMES A. LAWRENCE
                                          --------------------------------------
                                                    James A. Lawrence
                                                 Chief Financial Officer


Date: July 30, 2003

                      GENERAL MILLS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                                      YEAR ENDED
                                                              ---------------------------
                                                              MAY 26,   MAY 27,   MAY 28,
                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
ALLOWANCE FOR POSSIBLE LOSSES ON ACCOUNTS RECEIVABLE:
     Balance at beginning of year...........................   $  6      $  6      $  5
     Additions charged to expense...........................      3         1         3
     Additions from acquisitions............................     15        --        --
     Bad debt write-offs....................................     (2)       (2)       (3)
     Other adjustments and reclassifications................     (1)        1         1
                                                               ----      ----      ----
     Balance at end of year.................................   $ 21      $  6      $  6
                                                               ====      ====      ====

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS:
     Balance at beginning of year...........................   $  3      $  5      $  5
     Additions charged to expense...........................      7        --        --
     Reductions credited to expense.........................     --        (2)       --
                                                               ----      ----      ----
     Balance at end of year.................................   $ 10      $  3      $  5
                                                               ====      ====      ====

RESTRUCTURING AND OTHER EXIT COSTS:
     Balance at beginning of year...........................   $  9      $ 10      $ 44
     Additions charged to expense...........................    134        12        --
     Net amounts utilized for restructuring activities......    (36)      (13)      (34)
                                                               ----      ----      ----
     Balance at end of year.................................   $107      $  9      $ 10
                                                               ====      ====      ====

RESERVE FOR LIFO VALUATION:
     Balance at beginning of year...........................   $ 30      $ 32      $ 34
     Increment (Decrement)..................................      1        (2)       (2)
                                                               ----      ----      ----
     Balance at end of year.................................   $ 31      $ 30      $ 32
                                                               ====      ====      ====

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
     2.1       Agreement and Plan of Merger, dated as of July 16, 2000 by and among the Registrant, General Mills North American
               Businesses, Inc., Diageo plc and The Pillsbury Company
               (incorporated herein by reference to Exhibit 10.1 to
               Registrant's Report on Form 8-K filed July 20, 2000).
     2.2       First Amendment dated as of April 12, 2001 to Agreement and
               Plan of Merger dated as of July 16, 2000 by and among the
               Registrant, General Mills North American Businesses, Inc.,
               Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed April 13, 2001).
     2.3       Second Amendment, dated as of October 31, 2001, to Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses,
               Inc., Diageo plc and The Pillsbury Company (incorporated
               herein by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed November 2, 2001).
    +3.1       Registrant's Restated Certificate of Incorporation, as
               amended to date.
     3.2       Registrant's By-Laws, as amended to date (incorporated
               herein by reference to Exhibit 3.2 to Registrant's Annual
               Report on Form 10-K for the fiscal year ended May 30, 1999).
    +4.1       Indenture between Registrant and U.S. Bank Trust National
               Association (f.k.a. Continental Illinois National Bank and
               Trust Company of Chicago), as amended to date by
               Supplemental Indentures Nos. 1 through 8.
     4.2       Rights Agreement dated as of December 11, 1995 between
               Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a.
               Norwest Bank Minnesota, N.A.) (incorporated herein by
               reference to Exhibit 1 to Registrant's Registration
               Statement on Form 8-A filed January 2, 1996).
     4.3       Indenture between Registrant and U.S. Bank Trust National
               Association (f.k.a. First Trust of Illinois, National
               Association) dated February 1, 1996 (incorporated herein by reference to Exhibit 4.1 to Registrant's Registration
               Statement on Form S-3 effective February 23, 1996).
    +4.4       Indenture between Ralcorp Holdings, Inc. and The First
               National Bank of Chicago, as supplemented to date by the
               First Supplemental Indenture among Ralcorp Holdings, Inc.,
               Registrant and The First National Bank of Chicago.
     4.5       Amendment No. 1 dated as of July 16, 2000, to the Rights
               Agreement dated as of December 11, 1995 between Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank
               Minnesota, N.A.) (incorporated by reference to Exhibit 1 to
               Registrant's Report on Form 8-A/A dated July 25, 2000).
   *10.1       Stock Option and Long-Term Incentive Plan of 1988, as
               amended to date (incorporated herein by reference to Exhibit
               10.1 to Registrant's Annual Report on Form 10-K for the
               fiscal year ended May 30, 1999).
    10.2       Addendum No. 3 effective as of March 15, 1993 to Protocol of
               Cereal Partners Worldwide (incorporated herein by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K
               for the fiscal year ended May 28, 2000).
  +*10.3       1998 Employee Stock Plan, as amended to date.
   *10.4       Amended and Restated Executive Incentive Plan, as amended to date (incorporated herein by reference to Exhibit 10.4 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
   *10.5       Management Continuity Agreement, as amended to date
               (incorporated herein by reference to Exhibit 10.5 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   *10.6       Supplemental Retirement Plan, as amended to date
               (incorporated herein by reference to Exhibit 10.6 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
   *10.7       Executive Survivor Income Plan, as amended to date
               (incorporated herein by reference to Exhibit 10.7 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
   *10.8       Executive Health Plan, as amended to date (incorporated
               herein by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q for the period ended February 24, 2002).
   *10.9       Supplemental Savings Plan, as amended to date (incorporated herein by reference to Exhibit 10.9 to Registrant's Annual
               Report on Form 10-K for the fiscal year ended May 28, 2000).
   *10.10      1996 Compensation Plan for Non-Employee Directors, as
               amended to date (incorporated herein by reference to Exhibit
               10.10 to Registrant's Annual Report on Form 10-K for the
               fiscal year ended May 30, 1999).
   *10.11      General Mills, Inc. 1995 Salary Replacement Stock Option
               Plan, as amended to date (incorporated herein by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K
               for the fiscal year ended May 28, 2000).
   *10.12      General Mills, Inc. Deferred Compensation Plan, as amended to date (incorporated herein by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the fiscal
               year ended May 27, 2001).
   *10.13      Supplemental Benefits Trust Agreement dated February 9,
               1987, as amended and restated as of September 26, 1988
               (incorporated herein by reference to Exhibit 10.13 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
   *10.14      Supplemental Benefits Trust Agreement dated September 26,
               1988 (incorporated herein by reference to Exhibit 10.14 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
    10.15      Agreements dated November 29, 1989 by and between General
               Mills, Inc. and Nestle, S.A. (incorporated herein by
               reference to Exhibit 10.15 to Registrant's Annual Report on
               Form 10-K for the fiscal year ended May 28, 2000).
    10.16      Protocol and Addendum No. 1 to Protocol of Cereal Partners
               Worldwide dated November 21, 1989 (incorporated herein by
               reference to Exhibit 10.16 to Registrant's Annual Report on
               Form 10-K for the fiscal year ended May 27, 2001).
   *10.17      1990 Salary Replacement Stock Option Plan, as amended to
               date (incorporated herein by reference to Exhibit 10.17 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
    10.18      Addendum No. 2 dated March 16, 1993 to Protocol of Cereal
               Partners Worldwide (incorporated herein by reference to
               Exhibit 10.18 to Registrant's Annual Report on Form 10-K for
               the fiscal year ended May 31, 1998).
    10.19      Agreement dated July 31, 1992 by and between General Mills,
               Inc. and PepsiCo, Inc. (incorporated herein by reference to
               Exhibit 10.19 to Registrant's Annual Report on Form 10-K for
               the fiscal year ended May 31, 1998).
   *10.20      Stock Option and Long-Term Incentive Plan of 1993, as
               amended to date (incorporated herein by reference to Exhibit
               10.20 to Registrant's Annual Report on Form 10-K for the
               fiscal year ended May 28, 2000).
    10.21      Standstill Agreement with CPC International, Inc. dated
               October 17, 1994 (incorporated herein by reference to
               Exhibit 10.21 to Registrant's Annual Report on Form 10-K for
               the fiscal year ended May 28, 2000).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   *10.22      1998 Senior Management Stock Plan, as amended to date
               (incorporated herein by reference to Exhibit 10.22 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
   *10.23      2001 Compensation Plan for Non-employee Directors
               (incorporated herein by reference to Exhibit 10.2 to
               Registrant's Report on Form 10-Q for the period ended
               February 24, 2002).
   +12         Statement of Ratio of Earnings to Fixed Charges.
    13         2002 Annual Report to Stockholders (only those portions
               expressly incorporated by reference herein shall be deemed filed with the Commission).
   +21         List of Subsidiaries of General Mills, Inc.
    23         Consent of KPMG LLP (contained on page 15 of this Report).
    24         Power of Attorney.
    99.1       364-Day Credit Agreement, dated as of January 24, 2001,
               among the Registrant, The Chase Manhattan Bank, as
               Administrative Agent, and the other financial institutions party thereto
               (incorporated by reference to Exhibit 99.1 to Registrant's
               Quarterly Report on Form 10-Q for the period ended February
               25, 2001).
    99.2       Five Year Credit Agreement, dated as of January 24, 2001,
               among the Registrant, The Chase Manhattan Bank, as
               Administrative Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit 99.2 to
               Registrant's Quarterly Report on Form 10-Q for the period
               ended February 25, 2001).
    99.3       Amendment No. 1, dated as of October 31, 2001, to 364-Day
               Credit Agreement, dated as of January 24, 2001, among the
               Registrant, The Chase Manhattan Bank, as Administrative
               Agent, and the other financial institutions party thereto.
               (incorporated herein by reference to Exhibit 99.1 to
               Registrant's Report on Form 8-K filed February 2, 2002).
    99.4       Amendment No. 2, dated as of January 23, 2002, to 364-Day
               Credit Agreement, dated as of January 24, 2001, among the
               Registrant, JPMorgan Chase Bank, as Administrative Agent,
               and the other financial institutions party thereto.
               (incorporated herein by reference to Exhibit 99.2 to
               Registrant's Report on Form 8-K filed February 2, 2002).
    99.5       Amendment No. 1, dated as of October 31, 2001, to Five-Year
               Credit Agreement, dated as of January 24, 2001, among the
               Registrant, The Chase Manhattan Bank, as Administrative
               Agent, and the other financial institutions party thereto.
               (incorporated herein by reference to Exhibit 99.3 to
               Registrant's Report on Form 8-K filed February 2, 2002).
    99.6       364-Day Credit Agreement, dated as of October 30, 2001,
               among Registrant, Morgan Guaranty Trust Company of New York, as Administrative Agent, and the other financial
               institutions party thereto. (incorporated herein by
               reference to Exhibit 99.1 to Registrant's Report on Form 8-K filed November 15, 2001).
    99.7       Amendment No. 1, dated as of November 9, 2001, to Credit
               Agreement, dated as of October 30, 2001, among Registrant,
               Morgan Guaranty Trust Company of New York, as Administrative
               Agent, and the other financial institutions party thereto.
               (incorporated herein by reference to Exhibit 99.2 to
               Registrant's Report on Form 8-K filed November 15, 2001).
    99.8       Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
               1350.
    99.9       Certification of Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
               1350.


---------------

* Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

+ Previously filed.