Form 10-Q/A
period 2003-02-23
GENERAL MILLS INC
filed 2003-07-30
CIK 40704

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------


                                  FORM 10-Q/A



(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2003


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM          TO


                         COMMISSION FILE NUMBER: 1-1185

                             ---------------------

                              GENERAL MILLS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      41-0274440
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

      NUMBER ONE GENERAL MILLS BOULEVARD                           55426
               MINNEAPOLIS, MN                                 (Mail: 55440)
            (Mail: P.O. Box 1113)                                (Zip Code)
   (Address of principal executive offices)

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     As of March 21, 2003, General Mills had 369,563,558 shares of its $.10 par value common stock outstanding (excluding 132,743,106 shares held in treasury).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              GENERAL MILLS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                                  THIRTEEN             THIRTY-NINE
                                                                 WEEKS ENDED           WEEKS ENDED
                                                             -------------------   -------------------
                                                             FEB. 23,   FEB. 24,   FEB. 23,   FEB. 24,
                                                               2003       2002       2003       2002
                                                             --------   --------   --------   --------
                                                                            (UNAUDITED)
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Net Sales..................................................   $2,645     $2,379     $7,960     $5,625
Costs and Expenses:
  Cost of sales............................................    1,567      1,467      4,627      3,198
  Selling, general and administrative......................      592        654      1,861      1,457
  Interest, net............................................      135        146        417        264
  Restructuring and other exit costs.......................        1         --         58        108
                                                              ------     ------     ------     ------
       Total Costs and Expenses............................    2,295      2,267      6,963      5,027
                                                              ------     ------     ------     ------
Earnings before Taxes and Earnings from Joint Ventures.....      350        112        997        598
Income Taxes...............................................      123         38        349        214
Earnings from Joint Ventures...............................       13          8         44         20
                                                              ------     ------     ------     ------
Earnings before cumulative effect of change in accounting
  principle................................................      240         82        692        404
Cumulative effect of change in accounting principle........       --         --         --         (3)
                                                              ------     ------     ------     ------
Net Earnings...............................................   $  240     $   82     $  692     $  401
                                                              ======     ======     ======     ======
Earnings per Share -- Basic
  Earnings before cumulative effect of change in accounting
     principle.............................................   $  .65     $  .23     $ 1.88     $ 1.27
  Cumulative effect of change in accounting principle......       --         --         --       (.01)
                                                              ------     ------     ------     ------
  Earnings per Share -- Basic..............................   $  .65     $  .23     $ 1.88     $ 1.26
                                                              ======     ======     ======     ======
Average Number of Common Shares............................      369        366        368        319
                                                              ======     ======     ======     ======
Earnings per Share -- Diluted
  Earnings before cumulative effect of change in accounting
     principle.............................................   $  .63     $  .22     $ 1.84     $ 1.23
  Cumulative effect of change in accounting principle......       --         --         --       (.01)
                                                              ------     ------     ------     ------
  Earnings per Share -- Diluted............................   $  .63     $  .22     $ 1.84     $ 1.22
                                                              ======     ======     ======     ======
Average Number of Common Shares -- Assuming Dilution.......      379        378        377        330
                                                              ======     ======     ======     ======
Dividends per Share........................................   $ .275     $ .275     $ .825     $ .825
                                                              ======     ======     ======     ======


     See accompanying notes to consolidated condensed financial statements.

                              GENERAL MILLS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              FEBRUARY 23,   FEBRUARY 24,   MAY 26,
                                                                  2003           2002        2002
                                                              ------------   ------------   -------
                                                              (UNAUDITED)    (UNAUDITED)
                                                                          (IN MILLIONS)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 1,202        $ 1,323      $   975
  Receivables...............................................      1,111          1,141        1,010
  Inventories:
     Valued primarily at FIFO...............................        365            398          335
     Valued at LIFO (FIFO value exceeds LIFO by $36, $30 and
       $31, respectively)...................................        721            645          720
  Prepaid expenses and other current assets.................        161            195          156
  Deferred income taxes.....................................        280             62          241
                                                                -------        -------      -------
       Total Current Assets.................................      3,840          3,764        3,437
                                                                -------        -------      -------
Land, Buildings and Equipment, at Cost......................      4,749          4,511        4,618
  Less accumulated depreciation.............................     (1,940)        (1,830)      (1,854)
                                                                -------        -------      -------
       Net Land, Buildings and Equipment....................      2,809          2,681        2,764
Goodwill....................................................      6,372          8,572        8,473
Other Intangible Assets.....................................      3,612             86           90
Other Assets................................................      1,929          1,735        1,776
                                                                -------        -------      -------
Total Assets................................................    $18,562        $16,838      $16,540
                                                                =======        =======      =======
LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable..........................................    $ 1,286        $ 1,202      $ 1,217
  Current portion of long-term debt.........................        120            611          248
  Notes payable.............................................      1,746          3,648        3,600
  Other current liabilities.................................        804            781          682
                                                                -------        -------      -------
       Total Current Liabilities............................      3,956          6,242        5,747
Long-term Debt..............................................      7,473          5,591        5,591
Deferred Income Taxes.......................................      1,648            310          336
Deferred Income Taxes -- Tax Leases.........................         69             72           71
Other Liabilities...........................................      1,104          1,076        1,066
                                                                -------        -------      -------
       Total Liabilities....................................     14,250         13,291       12,811
                                                                -------        -------      -------
Minority Interest...........................................        300              5          153
Stockholders' Equity:
  Cumulative preference stock, none issued..................         --             --           --
  Common stock, 502 shares issued...........................      5,676          5,727        5,733
  Retained earnings.........................................      2,956          2,612        2,568
  Less common stock in treasury, at cost, shares of 133, 137
     and 135, respectively..................................     (4,232)        (4,322)      (4,292)
  Unearned compensation.....................................        (49)           (66)         (57)
  Accumulated other comprehensive income....................       (339)          (409)        (376)
                                                                -------        -------      -------
       Total Stockholders' Equity...........................      4,012          3,542        3,576
                                                                -------        -------      -------
Total Liabilities and Equity................................    $18,562        $16,838      $16,540
                                                                =======        =======      =======

     See accompanying notes to consolidated condensed financial statements.

                              GENERAL MILLS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                THIRTY-NINE WEEKS ENDED
                                                              ---------------------------
                                                              FEBRUARY 23,   FEBRUARY 24,
                                                                  2003           2002
                                                              ------------   ------------
                                                                      (UNAUDITED)
                                                                     (IN MILLIONS)
Cash Flows -- Operating Activities:
  Net earnings..............................................    $   692        $   401
  Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization..........................        270            204
     Deferred income taxes..................................         14             17
     Changes in current assets and liabilities excluding
      effects from businesses acquired......................         82            (89)
     Tax benefit on exercised options.......................         15             35
     Cumulative effect of change in accounting principle....         --              3
     Pension and other postretirement activity..............        (63)           (70)
     Restructuring and other exit costs.....................         58            108
     Other, net.............................................        (34)            (3)
                                                                -------        -------
  Cash provided by continuing operations....................      1,034            606
  Cash used by discontinued operations......................         (2)            (2)
                                                                -------        -------
     Net Cash Provided by Operating Activities..............      1,032            604
                                                                -------        -------
Cash Flows -- Investment Activities:
  Purchases of land, buildings and equipment................       (387)          (296)
  Investments in businesses, intangibles and affiliates, net
     of investment returns and dividends....................        (71)        (3,639)
  Purchases of marketable securities........................        (61)           (37)
  Proceeds from sale of marketable securities...............         57             50
  Proceeds from disposal of land, buildings & equipment.....          1             19
  Proceeds from disposition of businesses...................         --            939
  Other, net................................................        (47)           (30)
                                                                -------        -------
     Net Cash Used by Investment Activities.................       (508)        (2,994)
                                                                -------        -------
Cash Flows -- Financing Activities:
  Change in notes payable...................................     (1,857)         2,791
  Issuance of long-term debt................................      2,039          3,491
  Payment of long-term debt.................................       (294)           (86)
  Proceeds from minority investors, net.....................        147             --
  Common stock issued.......................................         75            108
  Purchases of common stock for treasury....................        (25)        (2,425)
  Dividends paid............................................       (304)          (257)
  Other, net................................................        (78)            27
                                                                -------        -------
     Net Cash (Used) Provided by Financing Activities.......       (297)         3,649
                                                                -------        -------
Increase in Cash and Cash Equivalents.......................    $   227        $ 1,259
                                                                =======        =======
Cash Flows from Changes in Current Assets and Liabilities,
  Excluding Effects from Businesses Acquired:
     Receivables............................................       (108)           140
     Inventories............................................        (26)           (12)
     Prepaid expenses and other current assets..............         (5)            22
     Accounts payable.......................................         59           (157)
     Other current liabilities..............................        162            (82)
                                                                -------        -------
Changes in Current Assets and Liabilities...................    $    82        $   (89)
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

     These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report for the year ended May 26, 2002. The accounting policies used in preparing these consolidated condensed financial statements are the same as those described in Note One of our annual report, except as described in Note 10, "Accounting Rules Adopted."

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

                              GENERAL MILLS, INC.

     Presented below is a condensed balance sheet disclosing the final purchase price allocation with the amounts assigned to major asset and liability captions of the acquired Pillsbury business at the date of acquisition (in millions):

Current Assets..............................................   $ 1,245
Land, Buildings and Equipment...............................     1,002
Investments and Assets to be sold...........................     1,006
Other Non-current Assets....................................       263
Brand Intangibles...........................................     3,516
Goodwill....................................................     5,565
                                                               -------
     Total Assets...........................................    12,597
                                                               -------
Current Liabilities.........................................    (1,294)
Deferred Income Taxes.......................................    (1,123)
Other Non-current Liabilities...............................      (456)
                                                               -------
     Total Liabilities......................................    (2,873)
                                                               -------
Purchase Consideration......................................   $ 9,724
                                                               =======


     In the course of completing the purchase price allocation during the first six months of fiscal 2003, adjustments were made as management finalized plans to exit certain Pillsbury facilities as part of consolidating manufacturing, warehouse and distribution activities into fewer locations. In the first quarter, we announced that we would close the Hillsdale, Michigan plant which produced dry mix products and flour for our Bakeries and Foodservice business. The production capacity for the dry mix product lines will be absorbed within other facilities throughout the General Mills supply chain, while the flour mill business will be sold. A total of 119 employees were affected by the closure. In the second quarter, we announced plans to close plants in Eden Prairie, Minnesota; St. Louis, Missouri; Lithonia, Georgia; and Denison, Texas. The Eden Prairie plant, which is planned to close in the fall of 2003, employs 323 people and produces frozen breakfast products for the Company's Bakeries and Foodservice segment. The St. Louis plant, which is planned to close in the fall of 2003, employs 421 people and produces frozen bakery goods for the Company's Bakeries and Foodservice segment. The Lithonia plant, which is planned to close in the spring of 2003, employs 215 people and produces refrigerated dough products for the Company's U.S. Retail segment. The Denison plant, which is planned to close in the spring of 2003, employs 243 people and produces refrigerated dough products for the Company's U.S. Retail segment. Our exit costs connected to these plant closures amount to $44 million and have been included in the purchase price allocation of Pillsbury, along with $72 million of fair value adjustments to fixed assets.

                              GENERAL MILLS, INC.

     Actual results of acquired business operations are included in the consolidated statement of earnings for the period from November 1, 2001. The following unaudited pro forma information for the prior year's first nine months summarizes our consolidated results of operations and the acquired Pillsbury operations as if the acquisition had occurred at the beginning of fiscal 2002.


                                                                39 WEEKS ENDED
                                                                 FEB. 24, 2002
                                                                --------------
                                                                 (IN MILLIONS,
                                                                    EXCEPT
                                                                PER SHARE DATA)
Net Sales...................................................        $7,613
Earnings before cumulative effect of change in accounting
  principle.................................................           438
Net earnings................................................           435
Earnings per Share -- Basic
  EPS before cumulative effect of change in accounting
     principle..............................................          1.20
  Net EPS -- Basic..........................................          1.19
Earnings Per Share -- Diluted
  EPS before cumulative effect of change in accounting
     principle..............................................          1.17
  Net EPS -- Diluted........................................          1.16


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


(3) RESTRUCTURING AND OTHER EXIT COSTS



          In the third quarter of fiscal 2003, we recorded restructuring and other exit costs of $1 million pretax, $1 million after tax, representing expenses related to exiting certain grain elevator facilities.



          For the nine months ended February 23, 2003, restructuring and other exit costs totaled $58 million pretax, $38 million after tax, representing $41 million pretax charges associated with the closure of our St. Charles, Illinois, plant, and $17 million of expenses primarily related to exiting production at former Pillsbury facilities being closed. These costs were incurred pursuant to integration plans established in the first year following the acquisition date.



          For the nine months ended last fiscal year, restructuring and other exit costs totaled $108 million pretax expenses, $68 million after tax, representing $87 million pretax of charges related to the reconfiguration of cereal production to obtain regulatory clearance for the Pillsbury acquisition, $17 million pretax of severance costs related to sales organization and headquarter department realignment and $4 million pretax of Squeezit beverage business exit charges.

                              GENERAL MILLS, INC.

(4) GOODWILL AND INTANGIBLE ASSETS


     The components of goodwill and intangible assets are as follows:


                                                              FEB. 23,   MAY 26,
                                                                2003       2002
                                                              --------   --------
                                                                 (IN MILLIONS)
Total goodwill..............................................   $6,458     $8,559
Less accumulated amortization...............................      (86)       (86)
                                                               ------     ------
  Goodwill..................................................   $6,372     $8,473
                                                               ======     ======
Intangible Assets:
Subject to amortization, primarily capitalized software.....   $  147     $  129
Less accumulated amortization...............................      (51)       (39)
                                                               ------     ------
                                                               $   96     $   90
                                                               ======     ======
Not subject to amortization, brands.........................   $3,516     $   --
                                                               ======     ======


     The changes in the carrying amount of goodwill for the nine months ended February 23, 2003, are as follows:


                                                                                     PILLSBURY
                                                                                    UNALLOCATED
                                                                                      EXCESS
                                 U.S.     BAKERIES &                                 PURCHASE
                                RETAIL   FOOD-SERVICE   INTERNATIONAL   CORPORATE      PRICE       TOTAL
                                ------   ------------   -------------   ---------   -----------   -------
                                                              (IN MILLIONS)
Balance at May 26, 2002.......  $  745      $   59          $ --          $  --       $ 7,669     $ 8,473
  Activity including
     translation..............      --          --             3             --        (2,104)     (2,101)
  Allocation to segments......   4,088       1,097           380             --        (5,565)         --
                                ------      ------          ----          -----       -------     -------
Balance at Feb. 23, 2003......  $4,833      $1,156          $383          $  --       $    --     $ 6,372
                                ======      ======          ====          =====       =======     =======


     The Pillsbury acquisition valuation and purchase price allocation was completed in the second quarter of fiscal 2003. The activity in the first nine months of fiscal 2003 primarily reflects the allocation of the purchase price to brand intangibles, net of tax (see Note 2, "Acquisition").

(5) DEBT

     On September 18, 2002, we began a new medium-term note program under our existing shelf registration statement for the sale to individual investors of up to $750 million of fixed-rate notes with maturities of nine months or more ("Core Notes"). As of February 23, 2003, we had issued approximately $67 million of notes under the Core Notes program.

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

                              GENERAL MILLS, INC.

The debentures cannot be called by General Mills for three years after issuance and will mature in 20 years. Holders of the debentures can require the Company to repurchase the notes on the third, fifth, tenth and fifteenth anniversaries of the issuance. We have the option to pay the repurchase price in cash or in stock. The debentures are convertible into General Mills common stock at a rate of 13.0259 shares for each $1,000 debenture. This results in an initial conversion price of approximately $51.56 per share and represents a premium of 25% over the closing sale price of $41.25 per share on October 22, 2002. The conversion price will increase with the accretion of the original issue discount on the debentures. Generally, except upon the occurrence of specified events, holders of the debentures are not entitled to exercise their conversion rights until the Company's stock price is greater than a specified percentage (beginning at 125% and declining by 0.25% each six months) of the accreted conversion price per share.

     In order to offset any dilution to General Mills' shareholders from future conversion of the debentures, the Company has purchased call options from Diageo plc on approximately 29 million shares that Diageo currently owns. The premiums paid for the call options totaled approximately $89 million. The options are exercisable in whole or in part from time to time, subject to certain limitations, during a three-year period from the date of the sale of the debentures.

     A summary of our short and long-term debt is as follows (in millions):

                                                              FEB. 23,   MAY 26,
                                                                2003      2002
                                                              --------   -------
Short-term Notes Payable....................................  $ 2,796    $ 4,650
Portion reclassified to long-term debt......................   (1,050)    (1,050)
                                                              -------    -------
     Total Notes Payable....................................  $ 1,746    $ 3,600
                                                              =======    =======
Long-term Debt:
  6% notes due 2012.........................................  $ 2,000    $ 2,000
  5 1/8% notes due 2007.....................................    1,500      1,500
  Zero coupon convertible debentures, yield 2.0%, $2,233 due
     2022...................................................    1,510         --
  3 7/8% notes due 2007.....................................      350         --
  3.901% notes due 2007.....................................      135         --
  Medium-term notes, 4.8% to 9.1% due 2003 to 2078..........      630        922
  Core Notes................................................       67         --
  7.0% notes due 2004.......................................      150        150
  Zero coupon notes, yield 11.1%, $261 due 2013.............       85         78
  Zero coupon notes, yield 11.7%, $54 due 2004..............       46         42
  8.2% ESOP loan guarantee, due through 2007................       17         21
  Notes payable, reclassified...............................    1,050      1,050
  Other.....................................................       53         76
                                                              -------    -------
                                                                7,593      5,839
  Less amounts due within one year..........................     (120)      (248)
                                                              -------    -------
     Total Long-term Debt...................................  $ 7,473    $ 5,591
                                                              =======    =======

(6) MINORITY INTEREST

     In the first quarter of 2003, General Mills Capital, Inc. (GM Capital), a wholly owned subsidiary, sold $150 million of its Series A preferred stock to an unrelated third-party investor. GM Capital regularly enters into transactions with the Company to purchase receivables of the Company. These receivables are

                              GENERAL MILLS, INC.

included in the consolidated balance sheet of the Company and the $150 million purchase price for the Series A preferred stock is included in minority interest on the balance sheet. The proceeds from the issuance of the preferred stock were used to reduce short-term debt.

(7) COMPREHENSIVE INCOME

     The following table summarizes total comprehensive income for the periods presented:


                                              THIRTEEN WEEKS ENDED    THIRTEEN WEEKS ENDED
                                               FEBRUARY 23, 2003       FEBRUARY 24, 2002
                                             ----------------------   --------------------
                                             PRETAX    TAX     NET    PRETAX   TAX    NET
                                             -------   ----   -----   ------   ----   ----
                                                             (IN MILLIONS)
Net Earnings...............................    $       $      $240     $       $      $ 82
Other Comprehensive Income (Loss):
  Foreign currency translation
     adjustments...........................     32      --      32      (20)      1    (19)
  Other Fair Value Changes:
     Securities............................      6      (2)      4        1      (1)    --
     Hedge derivatives.....................     (8)      2      (6)     (92)     34    (58)
  Reclassification to earnings:
     Securities............................     (7)      3      (4)      (9)      3     (6)
     Hedge derivatives.....................     16      (5)     11       70     (26)    44
                                               ---     ---    ----     ----    ----   ----
                                               $39     $(2)   $ 37     $(50)   $ 11   $(39)
                                               ---     ---    ----     ----    ----   ----
       Comprehensive Income................                   $277                    $ 43
                                                              ====                    ====



                                          THIRTY-NINE WEEKS ENDED   THIRTY-NINE WEEKS ENDED
                                             FEBRUARY 23, 2003         FEBRUARY 24, 2002
                                          -----------------------   ------------------------
                                          PRETAX     TAX     NET    PRETAX     TAX     NET
                                          -------   -----   -----   -------   -----   ------
                                                            (IN MILLIONS)
Net Earnings............................   $        $       $692     $        $       $ 401
  Other Comprehensive Income (Loss):
  Foreign currency translation
     adjustments........................      54      --      54       (15)      1      (14)
  Other Fair Value Changes:
     Securities.........................      13      (5)      8         3      (1)       2
     Hedge derivatives..................    (157)     58     (99)     (324)    120     (204)
  Reclassification to earnings:
     Securities.........................     (13)      5      (8)       (9)      3       (6)
     Hedge derivatives..................     129     (47)     82       102     (38)      64
  Cumulative effect of adopting SFAS No.
     133................................      --      --      --      (251)     93     (158)
                                           -----    ----    ----     -----    ----    -----
                                           $  26    $ 11    $ 37     $(494)   $178    $(316)
                                           -----    ----    ----     -----    ----    -----
       Comprehensive Income.............                    $729                      $  85
                                                            ====                      =====

                              GENERAL MILLS, INC.

     Accumulated other comprehensive income (loss) balances were as follows (in millions):

                                                             FEB. 23,   FEB. 24,   MAY 26,
                                                               2003       2002      2002
                                                             --------   --------   -------
Foreign currency translation adjustments...................   $ (59)     $(123)     $(113)
Unrealized gain (loss) from:
  Securities...............................................      16         23         16
  Hedge derivatives........................................    (289)      (298)      (272)
Pension plan minimum liability.............................      (7)       (11)        (7)
                                                              -----      -----      -----
Accumulated other comprehensive income.....................   $(339)     $(409)     $(376)
                                                              =====      =====      =====

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

     We have aggregated our operating segments into three reportable segments:
1) U.S. Retail; 2) Bakeries and Foodservice; and 3) International. U.S. Retail consists of cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and other. Our Bakeries and Foodservice segment consists of products marketed to bakeries and offered to the commercial and non-commercial foodservice sectors throughout the United States and Canada. The International segment is comprised of retail markets outside the United States and foodservice markets outside of the United States and Canada. At the beginning of fiscal 2003, the Lloyd's foodservice and the bakery flour businesses were realigned from the U.S. Retail segment to the Bakeries and Foodservice segment. All prior year amounts are restated.


     Management reviews operating results to evaluate segment performance. Operating profit for the reportable segments excludes general corporate items, and restructuring and other exit costs. Interest expense and income taxes are centrally managed at the corporate level and, therefore, are not allocated to segments since they are excluded from the measure of segment profitability reviewed by the Company's management. Under our supply chain organization, our manufacturing, warehouse, distribution and sales activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures, and depreciation and amortization expenses are not maintained nor available by operating segments.


     The measurement of operating segment results is consistent with the presentation of the Consolidated Statements of Earnings. Intercompany transactions between reportable operating segments were not material in the periods presented.

                              GENERAL MILLS, INC.

                               OPERATING SEGMENTS


                                                       THIRTEEN WEEKS       THIRTY-NINE WEEKS
                                                            ENDED                 ENDED
                                                     -------------------   -------------------
                                                     FEB. 23,   FEB. 24,   FEB. 23,   FEB. 24,
                                                       2003       2002       2003       2002
                                                     --------   --------   --------   --------
                                                                   (IN MILLIONS)
Net Sales:
  U.S. Retail......................................   $1,910     $1,679     $5,665     $4,371
  Bakeries and Foodservice.........................      419        398      1,340        793
  International....................................      316        302        955        461
                                                      ------     ------     ------     ------
       Total.......................................   $2,645     $2,379     $7,960     $5,625
                                                      ======     ======     ======     ======
Operating Profit:
  U.S. Retail......................................   $  450     $  234     $1,305     $  887
  Bakeries and Foodservice.........................       28         38        132        102
  International....................................       22         12         65         21
                                                      ------     ------     ------     ------
       Total.......................................      500        284      1,502      1,010
Unallocated corporate income (expense).............      (14)       (26)       (30)       (40)
Restructuring and other exit costs.................       (1)        --        (58)      (108)
Interest, net......................................     (135)      (146)      (417)      (264)
                                                      ------     ------     ------     ------
       Earnings before taxes and earnings from
          Joint Ventures...........................      350        112        997        598
Income Taxes.......................................      123         38        349        214
Earnings from Joint Ventures.......................       13          8         44         20
                                                      ------     ------     ------     ------
Earnings before cumulative effect of change in
  accounting principle.............................      240         82        692        404
Cumulative effect of change in accounting
  principle........................................       --         --         --         (3)
                                                      ------     ------     ------     ------
Net Earnings.......................................   $  240     $   82     $  692     $  401
                                                      ======     ======     ======     ======


(10) ACCOUNTING RULES ADOPTED

     Effective the first quarter of fiscal 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

     In November 2002, the Financial Accounting Standard Board (FASB) issued FASB Interpretation Number 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosure requirements of guarantees, as well as requiring the recording of certain guarantees issued after December 31, 2002. We do not believe that the adoption of FIN 45 requires any material change in our guarantee disclosures. (See Note Seventeen in our annual report for fiscal year ended May 26, 2002.) We have not entered into any recordable guarantees since December 31, 2002.

                              GENERAL MILLS, INC.

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


                                                                             INCLUDED IN
                                                                          ACCUMULATED OTHER
                                                            INCLUDED IN     COMPREHENSIVE
                                                             EARNINGS          INCOME
                                                            -----------   -----------------
                                                                     (IN MILLIONS,
                                                                EXCEPT PER SHARE DATA)
Pretax....................................................     $  (5)           $(251)
Income tax effects........................................         2               93
                                                               -----            -----
     Total................................................     $  (3)           $(158)
                                                               =====            =====
Effect on diluted earnings per share......................     $(.01)
                                                               =====


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION


     During the first nine months of fiscal 2003, cash flow from continuing operations totaled $1,034 million, up $428 million from last year's first nine months amount of $606 million. The increase was due largely to the $307 million improvement in earnings before depreciation, amortization and restructuring and other exit costs, and a $171 million decrease in use of working capital.


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

     As of February 23, 2003, we have recorded approximately $300 million of minority interest on our balance sheet. In May 2002, we sold a minority interest in a subsidiary to an unrelated third-party investor for $150 million. This subsidiary holds some of our manufacturing assets and trademarks. In the first quarter of 2003, we sold a minority interest in another subsidiary for $150 million, as described in Note 6 "Minority Interest." We did not recognize any gain or loss in connection with the issuance of the minority interests. All assets, liabilities and results of operations of these subsidiaries are reflected in our financial statements, and the third party's investment is reflected as minority interest on our balance sheet.

RESULTS OF OPERATIONS

  THREE-MONTH RESULTS


     Net sales for the thirteen weeks ended February 23, 2003 grew 11 percent to $2.645 billion. Cost of goods sold as a percent of sales improved from 61.7 percent to 59.2 percent as higher volumes increased our operating leverage. Operating leverage is defined as increased absorption of fixed operating costs as a result of higher volume levels. Selling, general and administrative expense as a percent of sales in the quarter improved from 27.5 percent last year to
22.4 percent this year, driven by a 9 percent reduction in selling, general and administrative expenses, and the benefit from the 11 percent increase in net sales.


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


     Third quarter results for fiscal 2003 included restructuring and other exit costs. We exclude these items from cost of goods sold or selling, general and administrative expense as we believe their inclusion therein would inappropriately affect the period-to-period comparability of those accounts. In fiscal 2003, we recorded restructuring and other exit costs of $1 million pretax, $1 million after tax, related to exiting certain grain elevator facilities.



     Third quarter selling, general and administrative expense for both fiscal 2003 and 2002 included items which are associated with infrequently occurring events. In fiscal 2003, merger-related costs of $21 million pretax, $14 million after tax, represent costs for the execution of the integration of Pillsbury, including consulting, system conversions, and other expenses. In last year's third quarter, we recorded merger-related costs totaling $9 million pretax expense, $6 million after-tax, for costs associated with the execution of the integration of Pillsbury. We also recorded $30 million expense for a special contribution to the General Mills Foundation to increase its post-acquisition net assets to a level consistent with the guidelines of the Foundation.


  NINE-MONTH RESULTS


     Total worldwide volume in the first nine months grew 3 percent on a comparable basis, as if General Mills had owned the Pillsbury businesses in the previous year. Reported net sales for the thirty-nine weeks ended February 23, 2003 grew 42 percent to $7.96 billion, including the incremental contribution of Pillsbury businesses acquired October 31, 2001. Cost of goods sold for nine months increased from 56.9 percent of sales last year to 58.1 percent this year due primarily to the Company's new business structure. This new business structure reflects the fact that certain Pillsbury businesses have lower gross margins than General Mills' historical gross margins, and last year's results included only 16 weeks of Pillsbury's operations. Selling, general and administrative expense as a percent of sales in the period was lower this year compared to last year primarily because certain Pillsbury businesses, which were included in the business results for only 16 weeks last year, generally have lower marketing spending.


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


     Nine-month results for both fiscal 2003 and 2002 included restructuring and other exit costs. We exclude these items from cost of goods sold or selling, general and administrative expense as we believe their inclusion therein would inappropriately affect the period-to-period comparability of those accounts.



     In fiscal 2003, we recorded restructuring and other exit costs of $58 million pretax, $38 million after tax, consisting of $41 million pretax charges associated with the closure of our St. Charles, Illinois, plant, and $17 million pretax charges primarily related to costs associated with exiting production at former Pillsbury facilities being closed. These costs were incurred pursuant to our approved Pillsbury integration plans and have been segregated because of the magnitude of the Pillsbury acquisition and the related integration. In fiscal 2002, we recorded restructuring and other exit costs of $108 million pretax, $68 million after tax. These costs were primarily related to reconfiguring our North American cereal manufacturing necessitated by the sale of our Toledo, Ohio, plant as required to obtain regulatory clearance for the acquisition of Pillsbury.



     Nine months selling, general and administrative expense for both fiscal 2003 and 2002 included items which are associated with infrequently occurring events. In fiscal 2003, we recorded merger-related costs of $43 million pretax, $28 million after tax, consisting of costs for the execution of the integration of Pillsbury, including consulting, system conversions, and other expenses. In fiscal 2002 we recorded merger-related costs totaling $22 million pretax expense, $14 million after-tax, for the planning and execution of the integration of Pillsbury. We also recorded $30 million expense for a special contribution to the General Mills Foundation to increase its post-acquisition net assets to a level consistent with the guidelines of the Foundation. We also received $30 million in insurance settlement income related to a 1994 oats handling incident.


  U.S. RETAIL SEGMENT RESULTS


     Third-quarter net sales for General Mills' domestic retail operations grew 14 percent to $1.91 billion, and operating profit nearly doubled to $450 million. Unit volume was up 7 percent from prior-year levels, which had declined 3 percent as companywide focus on integrating the Pillsbury businesses disrupted last year's operating momentum.


     Big G cereals led the third-quarter growth with unit volume up 16 percent versus a 6 percent decline last year. The strong increase reflected good performance by established brands including Honey Nut Cheerios, Cheerios, Cinnamon Toast Crunch and Total, coupled with introductory shipments for new Berry Burst Cheerios. Volume for Yoplait yogurt also grew 16 percent, matching 16 percent growth in the same period last year with strong performance by established lines and continued good results for Yoplait Whips! The Yoplait Nouriche yogurt beverage line is currently expanding to national distribution. Baking products volume for the third quarter grew 9 percent. Meals volume grew 2 percent led by dinner mixes and Progresso soup. Snacks volume grew 7 percent led by Nature Valley granola bars and Pop Secret microwave popcorn. Pillsbury USA volume was down 1 percent for the quarter, as good gains by frozen baked goods and Totino's frozen snacks were offset by lower refrigerated dough volume.


     Through nine months, net sales for the U.S. Retail segment grew 30 percent to $5.67 billion and operating profits increased 47 percent to $1.30 billion.


  BAKERIES AND FOODSERVICE SEGMENT RESULTS


     Third quarter net sales for the Bakeries and Foodservice segment grew 5 percent to $419 million, as pricing offset a 2 percent decline in unit volume. Shipments to foodservice distributors, restaurants, and retail and wholesale bakeries were down in the quarter, reflecting weak foodservice industry trends, and these declines more than offset double-digit growth in convenience store volume. Operating profit of $28 million was lower in the quarter, due to the volume decline and higher supply chain costs caused by the foodservice plant restructuring that is currently underway. Through the first nine months, Bakeries and Foodservice net sales increased 69 percent to $1.34 billion and operating profits increased 29 percent to $132 million.


  INTERNATIONAL SEGMENT RESULTS

     Net sales for the company's consolidated international businesses grew 5 percent in the third quarter to $316 million, and operating profits increased sharply to $22 million from $12 million a year earlier. Unit volume was up in every geographic region except Latin America, where macroeconomic conditions remain difficult. Through nine months, net sales more than doubled to $955 million, and operating profits totaled $65 million.

  JOINT VENTURE SUMMARY

     Third-quarter net earnings from joint ventures totaled $13 million compared to $8 million last year. Cereal Partners Worldwide (CPW), the company's joint venture with Nestle, posted 6 percent unit volume growth in the period. Unit volume for the Snack Ventures Europe (SVE) joint venture with PepsiCo grew 10 percent. Combined earnings after tax for CPW and SVE totaled $10 million in the quarter. After tax earnings from the Haagen-Dazs joint ventures in Asia grew slightly in the quarter and more than offset development spending by the 8th Continent soy foods joint venture. Distribution of 8th Continent soymilk is expected to expand to the remaining 45 percent of the U.S. in June 2003.

     Through the first nine months of fiscal 2003, net earnings from joint ventures totaled $44 million compared to $20 million for the same period last year.

  CORPORATE ITEMS


     Interest expense totaled $135 million in the third quarter, down from $146 million a year earlier due to favorable rates and lower debt levels. Unallocated corporate expense (including merger-related costs) totaled $14 million pretax, compared to $26 million in last year's third quarter. The effective tax rate for the quarter was 35 percent, slightly higher than last year's third quarter rate. Average diluted shares outstanding for the quarter totaled 379 million compared to 378 million a year earlier.


  SUBSEQUENT EVENT

     Subsequent to the close of the quarter, Fleming Companies, Inc. filed for bankruptcy protection under Chapter 11. As of the date of Fleming's bankruptcy filing, we believe that we have adequate reserves for doubtful accounts to cover losses, if any, arising from Fleming's inability to pay amounts due to us.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are described in Note One to the Consolidated Financial Statements included in our annual report for the year ended May 26, 2002. The accounting policies used in preparing our interim fiscal 2003 consolidated condensed financial statements are the same as those described in our annual report, except as described in Note 10, "Accounting Rules Adopted."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     There have been no material changes in the Company's market risk during the thirteen weeks and thirty-nine weeks ended February 23, 2003. For additional information, see "Market Risk Management" on page 20 of the Company's 2002 Annual Report to Shareholders.


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

        Exhibit 11      Statement of Computation of Earnings per Share.



        Exhibit 12      Statement of Ratio of Earnings to Fixed Charges.



        Exhibit 99.1    Certificate of Chief Executive Officer pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                        1350.



        Exhibit 99.2    Certificate of Chief Financial Officer pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                        1350.

     (b) Reports on Form 8-K:

          On December 20, 2002, the Company filed a Report on Form 8-K to report the filing of a press release dated December 16, 2002 and dated December 18, 2002, relating to the election of Hilda Ochoa-Brillembourg, CFA to the General Mills' Board of Directors, and the announcement reporting financial results for the second quarter ended November 24, 2002.

          On January 6, 2003, the Company filed a Report on Form 8-K to report the filing of the certification of the Chief Executive Officer and the certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

          On January 24, 2003, the Company filed a Report on Form 8-K to report that the Registrant entered into Amendment No. 4 (the "Amendment") to a 364-Day Credit Agreement, dated January 24, 2001, (the "Credit Agreement") among the Registrant, JPMorgan Chase Bank, as Administrative Agent, and the other financial institutions party thereto.

          On February 18, 2003, the Company filed a Report on Form 8-K to report the filing of a press release describing information provided in the Registrant's presentation at the Consumer Analyst Group of New York's investor conference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            GENERAL MILLS, INC.
                                               ---------------------------------------------
                                                               (Registrant)

Date July 30, 2003                                          /s/ S. S. MARSHALL
                                               ---------------------------------------------
                                                              S. S. Marshall
                                                          Senior Vice President,
                                                              General Counsel

Date July 30, 2003                                            /s/ K. L. THOME
                                               ---------------------------------------------
                                                                K. L. Thome
                                                          Senior Vice President,
                                                           Financial Operations

     I, Stephen W. Sanger, Chairman of the Board and Chief Executive Officer of General Mills, Inc., certify that:


          1. I have reviewed this quarterly report on Form 10-Q/A of General Mills, Inc.;


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

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 30, 2003


       /s/ STEPHEN W. SANGER
--------------------------------------
Stephen W. Sanger
Chairman of the Board and
Chief Executive Officer

     I, James A. Lawrence, Chief Financial Officer of General Mills, Inc., certify that:


          1. I have reviewed this quarterly report on Form 10-Q/A of General Mills, Inc.;


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

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 30, 2003


       /s/ JAMES A. LAWRENCE
--------------------------------------
James A. Lawrence
Chief Financial Officer