Form 10-K
period 2003-05-25
GENERAL MILLS INC
filed 2003-08-05
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 25, 2003

Commission File Number: 1-1185

GENERAL MILLS, INC.

Delaware (State or other jurisdiction of incorporation or organization)	41-0274440 (IRS Employer Identification No.)
Number One General Mills Boulevard Minneapolis, MN (Mail: P.O. Box 1113) (Address of principal executive offices)	55426 (Mail: 55440) (Zip Code)
(763) 764-7600 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [X]   No [ ]

        Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $45.96 per share as reported on the New York Stock Exchange on November 22, 2002 (the last business day of Registrant’s most recently completed second fiscal quarter): $13,255 million.

        Number of shares of Common Stock outstanding as of July 24, 2003: 372,642,064 (including shares set aside for the exchange of shares of Ralcorp Holdings, Inc. and excluding 129,664,600 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1. Business.

Company Overview

        General Mills, Inc. was incorporated in Delaware in 1928. The terms “General Mills,” “Company” and “Registrant” mean General Mills, Inc. and its subsidiaries unless the context indicates otherwise.

        General Mills is a leading producer of packaged consumer foods and operates exclusively in the consumer foods industry. The Company’s businesses are divided into three reportable segments:

•	U.S. Retail;
•	Bakeries and Foodservice; and
•	International.

        The Company’s operating segments are organized generally by product categories. U.S. Retail consists of cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. The Bakeries and Foodservice segment consists of products marketed to retail and wholesale bakeries and offered to the commercial and noncommercial foodservice sectors throughout the United States and Canada, such as restaurants and school cafeterias. The International segment is made up of retail business outside the United States and foodservice business outside of the United States and Canada. A more detailed description of the product categories for each reportable segment is set forth below.

        On October 31, 2001, General Mills completed the acquisition of the worldwide businesses of The Pillsbury Company from Diageo plc (“Diageo”). With the Pillsbury acquisition, the Company added established, market-leading brands to its U.S. retail business, more than doubled its foodservice business, significantly increased its international presence and created opportunities for productivity improvement and cost synergies. Since the completion of the acquisition, activities related to the integration of Pillsbury and the Company have included combining selling organizations, merging benefit plans and payroll systems, migrating all U. S. businesses to single invoicing and supply chain information systems and reconfiguring certain manufacturing facilities. For a more detailed description of the Pillsbury acquisition, please see Note Two to the Consolidated Financial Statements appearing on pages 30 through 32 in Item Eight of this report.

Business Segments

        U.S. RETAIL. In the United States, General Mills markets its retail products primarily through its own sales organization, supported by advertising and other promotional activities. These products primarily are distributed directly to retail food chains, cooperatives, membership stores and wholesalers. Certain food products are also sold through distributors and brokers. The Company’s principal product categories in the U.S. Retail segment are as follows:

        Big G Cereals. General Mills produces and sells a number of ready-to-eat cereals, including such brands as: Cheerios, Honey Nut Cheerios, Frosted Cheerios, Apple Cinnamon Cheerios, MultiGrain Cheerios, Team Cheerios, Wheaties, Wheaties Energy Crunch, Lucky Charms, Total Corn Flakes, Whole Grain Total, Total Raisin Bran, Brown Sugar and Oat Total, Trix, Golden Grahams, Wheat Chex, Corn Chex, Rice Chex, Multi-Bran Chex, Honey Nut Chex, Kix, Berry Berry Kix, Fiber One, Reese’s Puffs, Cocoa Puffs, NesQuik, Cookie Crisp, Cinnamon Toast Crunch, French Toast Crunch, Clusters, Oatmeal Crisp, Basic 4, Harmony, and Raisin Nut Bran. The Company also offers Big G Milk ‘n Cereal Bars in four flavors. In 2003, the Company introduced Berry Burst Cheerios in two flavors, Strawberry and Triple Berry.

        Meals. General Mills manufactures and sells several lines of convenient dinner products, including Betty Crocker dry packaged dinner mixes under the Hamburger Helper, Tuna Helper and Chicken Helper trademarks, Old El Paso Mexican foods and dinner kits, Progresso soups and ingredients, Green Giant canned and frozen vegetables and meal starters, and a line of refrigerated barbeque products under the Lloyd’s Barbeque name. Also under the Betty Crocker trademark, the Company sells dry packaged specialty potatoes, Potato Buds instant mashed potatoes, Suddenly Salad and Bac*O’s salad topping. The Company also manufactures and markets shelf stable microwave meals under the Betty Crocker Bowl Appetit! trademark.

         Pillsbury USA. General Mills manufactures and sells refrigerated and frozen dough products, frozen breakfast products and frozen pizza and snack products. Refrigerated dough products marketed under the Pillsbury brand include Grands! biscuits and sweet rolls, Golden Layers biscuits, Pillsbury Ready To Bake! and Big Deluxe Classics cookies, and Pillsbury rolls, biscuits, cookies, breads and pie crust. Frozen dough product offerings include Home Baked Classics biscuits, rolls and other bakery goods. Breakfast products sold under the Pillsbury trademark include Toaster Strudel pastries, Toaster Scrambles pastries and Pillsbury frozen pancakes and waffles. All the breakfast and refrigerated and frozen dough products incorporate the well-known Doughboy logo. Frozen pizza and snack products are marketed under the Totino’s and Jeno’s trademarks.

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

        Snacks. General Mills markets Pop•Secret microwave popcorn; a line of grain snacks including Nature Valley granola bars; a line of fruit snacks including Fruit Roll-Ups, Fruit By The Foot and Gushers; a line of snack mix products including Chex Mix and Gardetto’s snack mix; and savory snacks marketed under the name Bugles.

        Yoplait-Colombo. General Mills manufactures and sells yogurt products, including Yoplait Original, Yoplait Light, Custard Style, Trix, Yumsters, Go-GURT, yogurt-in-a-tube for children, Yoplait Whips!, a mousse-like yogurt, and Yoplait Nouriche, a meal replacement yogurt drink. The Company also manufactures and sells a variety of refrigerated cup yogurt products under the Colombo brand name.

        Organic. General Mills markets organic frozen fruits and vegetables, meals and entrees, a wide variety of canned tomato products including tomatoes and spaghetti sauce, frozen juice concentrates, fruit spreads, frozen desserts and cereal under its Cascadian Farm and Muir Glen trademarks.

        BAKERIES AND FOODSERVICE. General Mills markets mixes and unbaked, par-baked and fully-baked frozen dough products to retail, supermarket and wholesale bakeries under the Pillsbury and Gold Medal trademarks. In addition, the Company sells flour to bakery, foodservice and manufacturing customers. The Company also markets frozen dough products, branded baking mixes, cereals, snacks, dinner and side dish products, refrigerated and soft-serve frozen yogurt, and custom products to outlets like restaurants, including quick serve restaurants, school cafeterias, convenience stores and vending companies.

        INTERNATIONAL. General Mills’ international businesses consist of operations and sales in Canada, Latin America, Europe and the Asia/Pacific region. Outside the U.S., the Company’s products are manufactured in 16 countries and distributed in over 100 countries. In Canada, the Company markets products in many categories, including cereals, meals, refrigerated dough products, baking products and snacks. Outside of North America, the Company offers numerous local brands in addition to such internationally recognized brands as Häagen-Dazs ice cream, Old El Paso Mexican foods, Green Giant vegetables, Pillsbury dough products and mixes, Betty Crocker mixes and Bugles snacks. The Company also sells mixes and dough products to bakery and foodservice customers outside of the United States and Canada. These international businesses are managed through wholly owned subsidiaries and joint ventures with sales and marketing organizations in 33 countries.

        For additional geographic information please see Note Eighteen to the Consolidated Financial Statements appearing on pages 51 through 53 in Item Eight of this report.

Financial Information About Reportable Segments

        The following tables set forth the percentage of net sales and operating profit from each reportable segment:

Percent of Net Sales

For Fiscal Years Ended May	2003	2002	2001

U.S. Retail	71%	74%	84%
Bakeries and Foodservice	17	16	11
International	12	10	5

Total Segment Net Sales	100%	100%	100%

Percent of Operating Profit

For Fiscal Years Ended May	2003	2002	2001

U.S. Retail	88%	84%	90%
Bakeries and Foodservice	8	12	8
International	4	4	2

Total Segment Operating Profit	100%	100%	100%

        Financial information for the Company’s reportable business segments is set forth in Note Eighteen to the Consolidated Financial Statements appearing on pages 51 through 53 in Item Eight of this report.

Joint Ventures

        In addition to its consolidated operations, the Company manufactures and sells products through several joint ventures.

        DOMESTIC JOINT VENTURES. The Company has a 50 percent equity interest in 8th Continent, LLC, a joint venture formed with DuPont, to develop and market soy-based beverages. This venture began marketing a line of 8th Continent soymilk to limited markets in July 2001 and nationally in June 2003.

        INTERNATIONAL JOINT VENTURES. The Company has a 50 percent equity interest in Cereal Partners Worldwide (“CPW”), a joint venture with Nestlé, S.A., that distributes products in more than 130 countries and republics. The cereal products marketed by CPW under the umbrella Nestlé trademark in fiscal 2003 included: Apple & Cinnamon Cheerios, Apple Minis, Banana Nut Clusters, Basic 4, Chocapic, Choco Clusters, Choco Flakes, Cini-Minis, Clusters, Coco Shreddies, Cocoa Flakes, Cocoa Puffs, Cookie Crisp, Corn Flakes, Crunch, Estrelitas, Fibra Max Fibre 1, Fitness, Fitness and Fruit, Frosted Cheerios, Frosted Shreddies, Frutina, Gold, Golden Grahams, Golden Nuggets, Heritage, Honey Nut Cheerios, Honey Nut Flakes, Honey Nut Shredded Wheat, Honey Stars, Kangus, Kix, Koko Krunch, KosmoStars, La Lechera, Lion, Lucky Charms, Milk & Egg Stars, Milo, Monsters, Muesli, Multi Cheerios, Nescau, Nesquik, Shredded Wheat, Shreddies, Snow Flakes, Snow Flakes Chocolate, Total Raisin Bran, Total Whole Grain, Trio, Trix and Cheerios. CPW also manufactures cereal bars in several European countries and private label cereals for customers in the United Kingdom.

        Snack Ventures Europe (“SVE”), the Company’s joint venture with PepsiCo, Inc., manufactures and sells snack foods in Holland, France, Belgium, Spain, Portugal, Greece, the Baltics, Hungary and Russia. The Company has a 40.5 percent equity interest in SVE. The products marketed by SVE in fiscal 2003 included: 3-Ds, Bugles, Doritos, Fritos, Hamka’s, Lay’s, Ruffles and Dippas.

        The Company has a 50 percent interest in each of four joint ventures for the manufacture, distribution and marketing of Häagen-Dazs frozen ice cream products and novelties in the following countries: Japan, Korea, Thailand and the Philippines. The Company also has a 50 percent interest in Seretram, a joint venture with Co-op de Pau for the production of Green Giant canned corn in France.

        See Note Four to the Consolidated Financial Statements appearing on page 34 in Item Eight of this report.

Competition

        The consumer foods market is highly competitive, with numerous manufacturers of varying sizes in the United States and throughout the world. The Company’s principal strategies for competing in each of its segments include superior product quality, innovative advertising, product promotion, product innovations and price. In most product categories, the Company competes not only with other widely advertised branded products of major companies, but also with generic products and private label products, which are generally sold at lower prices. Internationally, the Company primarily competes with local manufacturers, and each country includes a unique group of competitors.

Customers

        During fiscal 2003, one customer, Wal-Mart Stores, Inc., accounted for approximately 13 percent of the Company’s consolidated net sales and 17 percent of the Company’s sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of the Company’s consolidated net sales. In the U. S. Retail and Bakeries and Foodservice segments, during fiscal 2003, the top five customers accounted for approximately 43 percent and 35 percent of net sales, respectively.

Seasonality

        In general, demand for the Company’s products is evenly balanced throughout the year. However, demand for the Company’s refrigerated dough, frozen baked goods and baking products is stronger in the fourth calendar quarter. Demand for Progresso soup is higher during the fall and winter months. Internationally, demand for Häagen-Dazs ice cream is higher during the summer months and demand for the baking mix and dough products increases during winter months. Due to the offsetting impact of these demand trends, as well as the different seasons in the northern and southern hemispheres, the Company’s international net sales are generally evenly balanced throughout the year.

General Information

        Trademarks and Patents. Trademarks and service marks are vital to the Company’s businesses. The Company’s products are marketed under trademarks and service marks that are owned by or licensed to the Company. The most significant trademarks and service marks used in the Company’s businesses are set forth in italics in the business discussions above. These marks include the trademarks used in our international joint ventures that are owned by or licensed to the joint ventures. In addition, some of the Company’s products are marketed under or in combination with trademarks that have been licensed from others, including Yoplait yogurt, Reese’s Puffs and NesQuik cereal brands, Hershey’s chocolate included with a variety of products, and a variety of characters and brands used on fruit snacks, including Sunkist, Pokémon, and various Disney, Warner Bros. and Sesame Workshop characters.

        As part of the sale to International Multifoods Corporation (“IMC”) of certain Pillsbury dessert and specialty product businesses, IMC received an exclusive royalty-free license to use the Doughboy trademark and Pillsbury brand in the desserts and baking mix categories. The licenses are renewable without cost in 20-year increments at IMC’s discretion.

        The Company considers the collective rights under its various patents, which expire from time to time, a valuable asset, but the Company does not believe that its businesses are materially dependent upon any single patent or group of related patents.

        Raw Materials and Supplies. The principal raw materials used by General Mills are cereal grains, sugar, dairy products, vegetables, fruits, meats, other agricultural products, vegetable oils, plastic and paper packaging materials, operating supplies and energy. The Company has some long-term fixed price contracts, but the majority of such raw materials are purchased on the open market. The Company believes that it will be able to obtain an adequate supply of needed ingredients and packaging materials. Occasionally and where possible, the Company makes advance purchases of items significant to its business in order to ensure continuity of operations. The Company’s objective is to procure materials meeting both the company’s quality standards and its production needs at the lowest total cost to the Company. The Company’s strategy is to buy these materials at price levels that allow a targeted profit margin. Since commodities generally represent the largest variable cost in manufacturing the Company’s products, to the extent possible, the Company hedges the risk associated with adverse price movements using exchange-traded futures and options, forward cash contracts and over-the-counter hedging mechanisms. These tools enable the Company to manage the related commodity price risk over periods of time that exceed the period of time in which the physical commodity is available. Accordingly, the Company uses these hedging tools to mitigate the risks associated with adverse price movements and not to speculate in the marketplace. See also Note Seven to the Consolidated Financial Statements appearing on pages 37 through 39 in Item Eight of this report and the “Market Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operation appearing on pages 18 and 19 in Item Seven of this report.

        Capital Expenditures. During the fiscal year ended May 25, 2003, General Mills’ aggregate capital expenditures for fixed assets and intangibles amounted to $750 million, including construction costs to consolidate the Company’s headquarters and expenditures associated with the acquisition and integration of Pillsbury. The Company expects to spend approximately $650 million for capital projects in fiscal 2004, primarily for fixed assets to support further growth, increase supply chain productivity and complete the Pillsbury integration.

        Research and Development. Major research and development facilities are located at the Riverside Technical Center in Minneapolis, Minnesota and the James Ford Bell Technical Center in Golden Valley (suburban Minneapolis), Minnesota. General Mills’ research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business areas. Research and development expenditures amounted to $149 million in fiscal 2003, $131 million in fiscal 2002, and $83 million in fiscal 2001.

        Employees. At May 25, 2003, General Mills had approximately 27,300 employees.

        Food Quality and Safety Regulation. The manufacture and sale of consumer food products is highly regulated. In the United States, the Company’s activities are subject to regulation by various government agencies, including the Food and Drug Administration, United States Department of Agriculture, Federal Trade Commission and Department of Commerce, as well as various state and local agencies. The Company’s business is also regulated by similar agencies outside of the United States.

Environmental Matters. As of June 2003, General Mills was involved with the following active cleanup sites associated with the alleged release or threatened release of hazardous substances or wastes:

Site	Chemical of Concern

Central Steel Drum, Newark, NJ	No single hazardous material specified
East Hennepin, Minneapolis, MN	Trichloroethylene
GBF/Pittsburgh, Antioch, CA	No single hazardous material specified
Gloucester, MA	Petroleum fuel products
King’s Road Landfill, Toledo, OH	No single hazardous material specified
Kipp, KS	Carbon tetrachloride
Lorentz Barrel, San Jose, CA	No single hazardous material specified
NL Industries, Granite City, IL	Lead
Northside Sanitary Landfill, Zionsville, IN	No single hazardous material specified
Operating Industries, Los Angeles, CA	No single hazardous material specified
PCB Treatment, Kansas City, MO	PCBs
Pennsauken Landfill, Pennsauken, NJ	No single hazardous material specified
PET, St. Louis, MO	Tetrachloroethylene
Sauget Landfill, Sauget, IL	No single hazardous material specified
Shafer Metal Recycling, Minneapolis, MN	Lead
Safer Textiles, Moonachie, NJ	Tetrachloroethylene
Stuckey’s, Doolittle, MO	Petroleum fuel products

        These matters involve several different actions, including litigation initiated by governmental authorities and/or private parties, administrative proceedings commenced by regulatory agencies, and demand letters issued by regulatory agencies and/or private parties. Of the 17 matters in the table above, the Company is a party to current litigation related to two cleanup sites:

•	Pennsauken Solid Waste Management Authority, et al. v. State of New Jersey, et al., Defendants — Quick-way, Inc., Defendant and Third-party Plaintiff, v. A-1 Accoustical Ceiling, Inc. et al. involves a State of New Jersey superfund site where a former subsidiary of the Company has been sued as a third-party defendant. The Company is defending this action under the terms of an indemnification agreement. The amount of the cleanup liability has not been determined.
•	West Coast Home Builders, Inc. v. Ashland Inc., et al. involves a claim for an unspecified amount of damages for the diminished value of property adjacent to a State of California superfund site. The cleanup of the site is covered by an existing settlement agreement between the State of California and a group of the potentially responsible parties. The Company has executed a Tolling Agreement with the Plaintiff and expects the existing litigation to be dismissed. In addition, the potentially responsible parties have an insurance policy that covers the costs of cleanup in excess of amounts already paid, including third party claims related to the site. We believe the claims are covered by the insurance policy and that the Company does not have any financial exposure as a result of this litigation.

        The Company recognizes that its potential exposure with respect to any of these sites may be joint and several, but has concluded that its probable aggregate exposure is not material. This conclusion is based upon, among other things, the Company’s payments and/or accruals with respect to each site; the number, ranking, and financial strength of other potentially responsible parties identified at each of the sites; the status of the proceedings, including various settlement agreements, consent decrees or court orders; allocations of volumetric waste contributions and allocations of relative responsibility among potentially responsible parties developed by regulatory agencies and by private parties; remediation cost estimates prepared by governmental authorities or private technical consultants; and the Company’s historical experience in negotiating and settling disputes with respect to similar sites.

        The Company’s operations are subject to the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, and the Federal Insecticide, Fungicide and Rodenticide Act, and all similar state environmental laws applicable to the jurisdictions in which we operate.

        Based on current facts and circumstances, the Company believes that neither the results of its environmental proceedings nor its compliance in general with environmental laws or regulations will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

Executive Officers of the Registrant

        The section below summarizes the executive officers of General Mills, together with their ages and business experience:

        Randy G. Darcy, age 52, is Senior Vice President, Chief Technical Officer with responsibilities for Supply Chain, Research and Development and Quality and Regulatory Operations. Mr. Darcy joined the Company in 1987, was named Vice President, Director of Manufacturing, Technology and Operations in 1989, served as Senior Vice President, Supply Chain from 1994 to 2003 and was named to his present position in 2003. Mr. Darcy was employed by Procter & Gamble from 1973 to 1987, serving in a variety of management positions.

        Rory A. M. Delaney, age 58, is Senior Vice President, Strategic Technology Development. Mr. Delaney joined the Company in this position in 2001 from The Pillsbury Company where he spent a total of eight years, last serving as Senior Vice President of Technology, responsible for the development and application of food technologies for Pillsbury’s global operations. Prior to joining The Pillsbury Company, Mr. Delaney spent 18 years with PepsiCo, last serving as Senior Vice President of Technology for Frito-Lay North America.

        Stephen R. Demeritt, age 59, is Vice Chairman of the Company, with responsibility for Big G Cereals, Snacks, Yoplait-Colombo, General Mills Canada, Consumer Insights and Advertising, Small Planet Foods, and the 8th Continent, Cereal Partners Worldwide and Snack Ventures Europe joint ventures. He has served as Vice Chairman since October 1999. Mr. Demeritt joined General Mills in 1969 and served in a variety of consumer food marketing positions. He was President of International Foods from 1991 to 1993 and from 1993 to 1999 was Chief Executive Officer of Cereal Partners Worldwide, our global cereal joint venture with Nestlé. Mr. Demeritt is a director of Eastman Chemical Company.

        James A. Lawrence, age 50, is Executive Vice President, Chief Financial Officer, with additional responsibility for international operations. Mr. Lawrence joined the Company as Chief Financial Officer in 1998 from Northwest Airlines where he was Executive Vice President, Chief Financial Officer. Prior to joining Northwest Airlines in 1996, he was at Pepsi-Cola International, serving initially as Executive Vice President and subsequently as President and Chief Executive Officer for its operations in Asia, the Middle East and Africa.

        Siri S. Marshall, age 55, is Senior Vice President, Corporate Affairs, General Counsel and Secretary. Ms. Marshall joined the Company in 1994 as Senior Vice President, General Counsel and Secretary from Avon Products, Inc. where she spent 15 years, last serving as Senior Vice President, General Counsel and Secretary.

        Michael A. Peel, age 53, is Senior Vice President, Human Resources and Corporate Services. Mr. Peel joined the Company in this position in 1991 from PepsiCo where he spent 14 years, last serving as Senior Vice President, Human Resources, responsible for PepsiCo Worldwide Foods.

        Jeffrey J. Rotsch, age 53, is Senior Vice President, President, Consumer Foods Sales. Mr. Rotsch joined the Company in 1974 and served as the president of several divisions, including Betty Crocker and Big G cereals. He was elected Senior Vice President in 1993 and named President, Consumer Foods Sales, in November 1997.

        Stephen W. Sanger, age 57, has been Chairman of the Board and Chief Executive Officer of General Mills since 1995. Mr. Sanger joined the Company in 1974 and served as the head of several business units, including Yoplait USA and Big G cereals. He was elected a Senior Vice President in 1989, an Executive Vice President in 1991, Vice Chairman in 1992 and President in 1993. He is a director of Target Corporation, Donaldson Company, Inc., Wells Fargo & Company and Grocery Manufacturers of America.

        Kenneth L. Thome, age 55, is Senior Vice President, Financial Operations. Mr. Thome joined the Company in 1969 and was named Vice President, Controller for Convenience and International Foods Group in 1985, Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991 and was elected to his present position in 1993.

        Raymond G. Viault, age 58, is Vice Chairman of the Company with responsibility for the Meals, Baking Products, Pillsbury USA and Bakeries and Foodservice businesses. Mr. Viault joined the Company as Vice Chairman in 1996 from Philip Morris, where he had been based in Zurich, Switzerland, serving since 1990 as President of Kraft Jacobs Suchard. Mr. Viault was with Kraft General Foods a total of 20 years, serving in a variety of major marketing and general management positions. Mr. Viault is a director of VF Corporation and Newell Rubbermaid Inc.

Available Information

        Availability of Reports. General Mills is a reporting company under the Securities Exchange Act of 1934, as amended (the “1934 Act”), and files reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any Company filings at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Because the Company makes filings to the Commission electronically, you may access this information at the Commission’s internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission.

        Web site Access. Our internet Web site address is www.generalmills.com. We make available, free of charge at the “Investor Information” portion of this Web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our Web site.

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

        This Report contains or incorporates by reference forward-looking statements with respect to annual or long-term goals of the Company. The Company and its representatives also may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the Commission and in its reports to stockholders.

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

        In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying important factors that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

        The Company’s future results could be affected by a variety of factors, such as:

•	competitive dynamics in the U.S. ready-to-eat cereal market, including pricing and promotional spending levels by competitors;
•	economic conditions, including changes in inflation rates or interest rates;
•	product development and the success of new items;
•	acquisitions or dispositions of businesses or assets;
•	actions of competitors other than as described above;
•	changes in capital structure;
•	changes in laws and regulations, including changes in accounting standards;
•	customer demand;
•	effectiveness of advertising and marketing spending or programs;

•	consumer perception of health-related issues, including obesity;
•	fluctuations in the cost and availability of supply chain resources;
•	foreign economic conditions, including currency rate fluctuations; and
•	political unrest in foreign markets and economic uncertainty due to terrorism or war.

        Our future predictions about volume and earnings could be affected by difficulties resulting from the Pillsbury acquisition, such as:

•	integration problems;
•	failure to achieve anticipated synergies;
•	difficulty consolidating manufacturing capacity;
•	unanticipated liabilities;
•	inexperience in new business lines and geographic operating locations; and
•	changes in the competitive environment.

        The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

        The Company’s debt securities are rated by rating organizations. Investors should note that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating agency, and that each rating should be evaluated independently of any other rating.

Item 2. Properties.

        General Mills’ principal executive offices and main research facilities are Company-owned, and are located in the Minneapolis, Minnesota metropolitan area. The Company owns and operates numerous manufacturing facilities, and maintains many sales and administrative offices and warehouses, mainly in the United States. Other facilities are operated in Canada, and elsewhere around the world. In addition to owned facilities, the Company acquired 583,885 square feet of leased office space in Minneapolis with the acquisition of the Pillsbury business, a portion of which has been sublet. See Note Seventeen to Consolidated Financial Statements appearing on pages 50 and 51 in Item Eight of this report.

        As of May 2003, General Mills operated 71 facilities for the production of a wide variety of food products. Of these plants, 41 are located in the United States, 11 in Asia, seven in Canada and Mexico, six in Europe, five in Latin America and one in South Africa.

        The Company owns flour mills at eight locations: Avon, Iowa; Buffalo, New York; Great Falls, Montana; Kansas City, Missouri; Minneapolis, Minnesota (2); Vallejo, California; and Vernon, California. The Company operates seven terminal grain elevators and has country grain elevators in eight locations, plus additional seasonal elevators, primarily in Idaho.

        The Company also owns or leases warehouse space aggregating approximately 10,800,000 square feet, of which approximately 7,500,000 square feet are leased. A number of sales and administrative offices are maintained by the Company in the United States, Canada, and elsewhere around the world, totaling 2,800,000 square feet.

Item 3. Legal Proceedings.

        In management’s opinion, there were no claims or litigation pending as of May 25, 2003, the outcome of which could have a material adverse effect on the consolidated financial position or results of operations of the Company. See the information contained under the section entitled “Environmental Matters,” on pages 6 and 7 of this report, for a discussion of environmental matters in which the Company is involved.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters require disclosure here.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

        The Company’s common stock is listed on the New York Stock Exchange. On July 24, 2003, there were approximately 37,373 record holders of the Company’s common stock. Information regarding the market prices for the Company’s common stock and dividend payments for the two most recent fiscal years is set forth in Note Nineteen to the Consolidated Financial Statements on page 53 in Item Eight of this report.

Item 6. Selected Financial Data.

SIX-YEAR FINANCIAL SUMMARY

In Millions, Except per Share Data and Number of Employees	May 25, 2003	May 26, 2002	May 27, 2001	May 28, 2000	May 30, 1999	May 31, 1998

FINANCIAL RESULTS
Earnings per share — basic	$ 2.49	$ 1.38	$ 2.34	$ 2.05	$ 1.74	$ 1.33
Earnings per share — diluted	2.43	1.34	2.28	2.00	1.70	1.30
Dividends per share	1.10	1.10	1.10	1.10	1.08	1.06
Return on average total capital	10.0%	9.1%	23.6%	24.4%	23.7%	20.0%
Net sales	10,506	7,949	5,450	5,173	4,834	4,736
Costs and expenses:
Cost of sales	6,109	4,662	2,841	2,698	2,593	2,538
Selling, general and administrative	2,472	2,070	1,393	1,376	1,223	1,240
Interest, net	547	416	206	152	119	117
Restructuring and other exit costs	62	134	12	—	41	164
Earnings before taxes and earnings (losses) of joint ventures	1,316	667	998	947	858	677
Income taxes	460	239	350	336	308	246
Earnings (losses) of joint ventures	61	33	17	3	(15)	(9)
Earnings before accounting changes	917	461	665	614	535	422
Accounting changes	—	(3)	—	—	—	—
Net earnings	917	458	665	614	535	422
Net earnings as a % of sales	8.7%	5.8%	12.2%	11.9%	11.1%	8.9%
Average common shares:
Basic	369	331	284	299	306	316
Diluted	378	342	292	307	315	325

FINANCIAL POSITION AT YEAR-END
Total assets	18,227	16,540	5,091	4,574	4,141	3,861
Land, buildings and equipment, net	2,980	2,764	1,501	1,405	1,295	1,186
Working capital	(265)	(2,310)	(801)	(1,339)	(598)	(408)
Long-term debt, excluding current portion	7,516	5,591	2,221	1,760	1,702	1,640
Stockholders’ equity	4,175	3,576	52	(289)	164	190

OTHER STATISTICS
Total dividends	406	358	312	329	331	336
Purchases of land, buildings and equipment	711	506	307	268	281	184
Research and development	149	131	83	77	70	66
Advertising media expenditures	519	489	358	361	348	366
Wages, salaries and employee benefits	1,395	1,105	666	644	636	608
Number of employees	27,338	28,519	11,001	11,077	10,664	10,228

Common stock price:
High for year	48.18	52.86	46.35	43.94	42.34	39.13
Low for year	37.38	41.61	31.38	29.38	29.59	30.00
Year-end	46.56	45.10	42.20	41.00	40.19	34.13

        All share and per-share data have been adjusted for the two-for-one stock split in November 1999.

        All sales-related and selling, general and administrative information prior to fiscal 2002 has been restated for the adoption of EITF Issue 01-09.

        Certain expenses have been reclassified from cost of sales to selling, general and administrative expense to more appropriately categorize various expenses that are not clearly associated with production activity. In addition, certain items previously reported as unusual items have been reclassified to restructuring and other exit costs, to selling, general and administrative expense, and to cost of sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

        General Mills is a global consumer foods company. We compete in markets around the world by developing differentiated food products that consumers recognize as superior to alternative offerings. We market our value-added products under unique brand names, and build the equity of those brands with strong consumer-directed advertising and innovative merchandising. We believe this brand-building strategy is the key to winning and sustaining market share leadership. We believe that our business portfolio, expanded in fiscal 2002 with the acquisition of Pillsbury, will generate superior financial returns for our shareholders over the long term.

        Our financial performance is determined by how well we execute the key elements of our business model. These key business drivers are: unit volume growth, which is the single most critical element; productivity initiatives, to mitigate the effects of cost inflation; efficient utilization of capital; and prudent management of risk. This section of the Annual Report on Form 10-K discusses our critical accounting policies, the results of our operations, our liquidity and financial condition, and our risk management practices.

Critical Accounting Policies

        For a complete description of our significant accounting policies, please see Note One to the consolidated financial statements. Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a) trade and consumer promotion activities; (b) asset impairments; (c) income taxes; and (d) pension and postretirement liabilities.

        The amount and timing of expense recognition for trade and consumer promotion activities involve management judgment related to estimated participation and performance levels. The vast majority of year-end liabilities associated with these activities are resolved within the following fiscal year and therefore do not require highly uncertain long-term estimates.

        We are required to evaluate our long-lived assets, including goodwill, for impairment and write down the value of any assets when they are determined to be impaired. Evaluating the impairment of long-lived assets involves management judgment in estimating the fair values and future cash flows related to these assets. Although the predictability of long-term cash flows may be uncertain, our evaluations indicate fair values for our long-lived assets and goodwill that are significantly in excess of stated book values. Therefore, we believe the risk of unrecognized impairment is low.

        Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open tax issues are not dissimilar in size or substance from historical items.

        The accounting for pension and other postretirement liabilities requires the estimation of several critical factors. Because changes in these estimates can have a significant impact, we have described them in more detail below in the section titled “Pension Accounting.”

Results of Operations — 2003 vs. 2002

        The acquisition of Pillsbury, on October 31, 2001, significantly affected fiscal 2003 comparisons for our results of operations, as our fiscal 2002 results include only seven months of ownership of the Pillsbury businesses. Net earnings (including cumulative effect of change in accounting principle, adopted in fiscal 2002, as described in more detail in the section below titled “New Accounting Rules”) were $917 million, up 100 percent from fiscal 2002. Diluted earnings per share were $2.43 compared to $1.34 in fiscal 2002. Annual net sales rose 32 percent, to $10.5 billion, driven by a 30 percent increase in worldwide unit volume for fiscal 2003. The balance of the net sales growth was primarily attributable to promotional efficiencies. On a comparable basis, as if General Mills had owned Pillsbury for all of fiscal 2002, worldwide unit volume grew 3 percent. This performance reflects improvement in our U.S. Retail segment but was constrained by economic factors limiting growth in our Bakeries and Foodservice segment and Latin American operations in our International segment.

        The Pillsbury acquisition materially altered our business structure. Our Bakeries and Foodservice segment and International segment, which now represent larger portions of our sales and earnings, have lower gross margins than General Mills' historical margins. These businesses also are generally supported with lower marketing spending as a percent of sales.

        Cost of goods sold as a percent of sales declined from 59 percent in fiscal 2002 to 58 percent in fiscal 2003. This reduction reflects the benefit of synergies created from the Pillsbury acquisition. Increased operating leverage, defined as increased absorption of fixed operating cost as a result of higher volume levels, was offset by the incremental five months of Pillsbury’s business structure versus fiscal 2002 as discussed in the previous paragraph.

        Selling, general and administrative costs include certain infrequently occurring items. In fiscal 2003, we recorded $70 million of costs related to the planning and execution of the integration of Pillsbury, including consulting, system conversions, relocation, training and communications, compared to $52 million of similar expenditures in fiscal 2002. Selling, general and administrative costs as a percent of sales were 24 percent in fiscal 2003 compared to 26 percent in 2002. The above noted infrequently occurring items increased selling, general and administrative costs as a percent of sales by 1 percent in both fiscal 2002 and 2003. The two percentage point year-over-year decrease in selling, general and administrative costs as a percent of sales was primarily generated by synergies.

        Our fiscal 2003 results included restructuring and other exit costs of $62 million as discussed in more detail in Note Three to the consolidated financial statements. These were primarily severance costs and asset write-downs related to plans established to accomplish the integration of Pillsbury.

        Our fiscal 2002 results included restructuring and other exit costs of $134 million, including charges related to the sale of our Toledo, Ohio plant to International Multifoods Corporation as required to obtain regulatory clearance for the acquisition of Pillsbury, and to severance costs for sales organization and headquarters department realignment.

        Interest expense increased 31 percent in fiscal 2003 due to the full-year impact of the additional debt associated with the Pillsbury acquisition. Average diluted shares outstanding were 378 million in fiscal 2003, up 11 percent from 342 million in fiscal 2002 due to the full-year impact of shares issued to Diageo as part of the acquisition.

        U.S. RETAIL SEGMENT. Our U.S. Retail segment includes Big G cereals, Meals, Pillsbury USA, Baking Products, Snacks, Yoplait-Colombo and Small Planet Foods. Net sales for these operations totaled $7.41 billion in fiscal 2003, compared to $5.91 billion in fiscal 2002. Operating profits totaled $1.75 billion, up 66 percent from the prior year. Comparable unit volume grew 4 percent versus fiscal 2002 fueled by an increase in product and marketing innovation. All of our U.S. Retail businesses experienced volume growth except Baking Products, which declined due to significant competitive promotional activity.

        BAKERIES AND FOODSERVICE SEGMENT. Our Bakeries and Foodservice segment includes sales to wholesale and retail bakeries, foodservice distributors, convenience stores, vending and foodservice operators. Net sales for our Bakeries and Foodservice operations reached $1.80 billion in fiscal 2003 compared to $1.26 billion in fiscal 2002, while operating profit was $156 million, up only 1 percent from the prior year in spite of the inclusion of twelve months of Pillsbury results in fiscal 2003 compared to seven months of results included in fiscal 2002. Operating profits reflect higher supply chain costs as operations were affected by manufacturing realignments from the Pillsbury merger and higher commodity costs which could not be recovered fully through pricing actions. Comparable unit volume was essentially unchanged, reflecting overall weak foodservice industry trends.

        INTERNATIONAL SEGMENT. Our International segment includes our business in Canada, as well as our consolidated operations in Europe, the Asia/Pacific region and Latin America. Net sales for our International operations totaled $1.30 billion in fiscal 2003 compared to $778 million in 2002. Operating profits grew to $91 million, more than double last year’s $45 million total. Comparable unit volume declined 1 percent for the year, driven by a 20 percent decline in Latin America that was almost offset by strong volumes in Canada, Europe and the Asia/Pacific region.

        PENSION ACCOUNTING. In fiscal 2003, we recorded net pension and postretirement income of $42 million, net of $6 million of curtailments, compared to $60 million, net of $11 million of curtailments, in fiscal 2002. As detailed in Note Fourteen to the consolidated financial statements, key assumptions that determine this income include the discount rate and expected rate of return on plan assets.

        Our discount rate assumption is determined annually based on the interest rate for long-term high-quality corporate bonds. The discount rate used to determine the pension and other postretirement obligations as of the balance sheet date is the rate in effect as of that measurement date. That same discount rate is also used to determine pension and other postretirement income or expense for the following fiscal year. The discount rates used in our pension and other postretirement assumptions were 7.75 percent for the obligation as of May 27, 2001 and for our fiscal 2002 income and expense estimate, 7.50 percent for the obligation as of May 26, 2002 and for our fiscal 2003 income and expense estimate, and 6.00 percent for the obligation as of May 25, 2003 and for our fiscal 2004 income and expense estimate.

        Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, and our estimate of future long-term returns by asset class using input from our actuaries, several consultants and economists as well as long-term inflation assumptions. For fiscal 2002 and 2003, we assumed a rate of return of 10.4 percent on our pension plan assets and 10.0 percent on our other postretirement plan assets. For fiscal 2004 we have reduced our rate of return assumptions to 9.6 percent for assets in both plans.

        In addition to our assumptions about the discount rate and the expected rate of return on plan assets, we base our determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility in accordance with SFAS No. 87, “Employers' Accounting for Pensions.” This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded. As of May 25, 2003, we had cumulative losses of approximately $1.2 billion on our pension plans and $343 million on our postretirement plans. These unrecognized net actuarial losses will result in decreases in our future pension income if they continue to exceed the corridor defined by SFAS No. 87.

        For our fiscal 2004 pension and other postretirement income and expense estimate, we have reduced the discount rate to 6.0 percent, based on interest rates as of May 25, 2003. We have also reduced the expected rate of return on plan assets to 9.6 percent. Based on these rates and various other assumptions including the amortization of unrecognized net actuarial losses, we estimate that our net pension and postretirement expense, exclusive of curtailments, if any, will approximate $12 million in fiscal 2004 compared to income of $48 million, exclusive of curtailments, in fiscal 2003. Actual future net pension and postretirement income or expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in our pension and postretirement plans.

        Lowering the expected long-term rate of return on assets by 50 basis points would increase our net pension and postretirement expense for fiscal 2004 by approximately $17 million. Lowering the discount rate by 50 basis points would increase our net pension and postretirement expense for fiscal 2004 by approximately $22 million.

        Our pension plans were underfunded by $224 million as of May 25, 2003. Based on our actuarial assumptions, we expect required cash contributions of less than $10 million in fiscal 2004, and we made contributions of $9 million in fiscal 2003 and $7 million in fiscal 2002. Our other postretirement benefit plans were underfunded by $612 million as of May 25, 2003. Based on our actuarial assumptions, we expect to make cash contributions of approximately $20 million for each of the next three years, which compares to actual cash contributions of $2 million in fiscal 2003 and $29 million in fiscal 2002.

        CORPORATE ITEMS. Net interest expense rose in fiscal 2003 to $547 million, which includes a full year of interest on the additional debt incurred related to the Pillsbury acquisition. During fiscal 2003 we issued approximately $2 billion of long-term debt securities and used the proceeds to repay short-term debt. We have in place a net amount of interest rate swaps that convert $1.5 billion of floating rate debt to fixed rates. These swaps have an average life of one year and have an average fixed rate of 5.0 percent. As of May 25, 2003, $49 million of pretax losses from these swap contracts were recorded within accumulated other comprehensive income. As explained in Note Seven to the consolidated financial statements, when we issue fixed rate debt, the corresponding interest rate swaps are dedesignated as hedges and the amount related to those swaps within accumulated other comprehensive income will be reclassified into earnings over the life of the interest rate swaps. Taking into account the effect of all of our interest rate swaps, the average interest rate on our total debt is approximately 5.9 percent. Our effective tax rate in fiscal 2003 was 35 percent.

        JOINT VENTURES. General Mills' proportionate share of joint venture net sales grew to $997 million, compared to $777 million in fiscal 2002. Total after-tax earnings from joint venture operations almost doubled to reach $61 million in fiscal 2003, compared with $33 million reported a year earlier. Profits for Cereal Partners Worldwide (CPW), our joint venture with Nestlé, and Snack Ventures Europe (SVE), our joint venture with PepsiCo, together grew to $45 million. In addition, Häagen-Dazs joint ventures contributed a full year of results. These profit gains were partially offset by continued marketing investment for 8th Continent, the Company’s soymilk joint venture with DuPont.

Results of Operations — 2002 vs. 2001

        General Mills completed the acquisition of The Pillsbury Company on October 31, 2001. Fiscal 2002 net sales grew 46 percent to $7.95 billion including the seven months of Pillsbury results. Worldwide volume grew 49 percent, although on a comparable basis, as if General Mills had owned Pillsbury for all of fiscal 2001 and fiscal 2002, volume grew slightly. Earnings after tax declined 31 percent to $458 million. Net earnings per diluted share declined 41 percent to $1.34, from $2.28 in fiscal 2001. This significant reduction in General Mills’ earnings was caused by the initial disruption of combining General Mills’ and Pillsbury’s organizations.

        Total U.S. Retail comparable unit volume declined 1 percent in fiscal 2002. Volume gains in Yoplait-Colombo, Snacks and Pillsbury USA were more than offset by volume declines seen in Big G cereals, Meals and Baking Products. The reduced volume resulted from the merger-related disruption to our sales force and a reduced level of new products and promotional activity during the integration period. Net sales in the U.S. Retail segment grew to $5.91 billion from $4.57 billion. Operating profits were flat at $1.06 billion. Foodservice results in fiscal 2002 included comparable unit volume that was essentially unchanged from fiscal 2001. Net sales more than doubled to $1.26 billion and operating profit grew 63 percent to reach $155 million. International comparable unit volume grew 4 percent and net sales nearly tripled to $778 million. Operating profit grew from $17 million to $45 million.

Impact of Inflation

        It is our view that changes in the general rate of inflation have not had a significant effect on profitability over the three most recent years. We attempt to minimize the effects of inflation through appropriate planning and operating practices. Our market risk management practices are discussed later in this section.

Cash Flows

        Sources and uses of cash in the past three years are shown in the following table. Over the most recent three-year period, General Mills' operations have generated $3.3 billion in cash. In 2003, cash flow from operations totaled $1.6 billion. That was up from the previous year due primarily to a $456 million increase in operating earnings before depreciation, amortization, restructuring and other exit costs, as well as a $209 million increase from a reduction in working capital.

CASH SOURCES (USES)

	Fiscal Year

In millions	2003	2002	2001

From continuing operations	$1,631	$916	$740
From discontinued operations	—	(3)	(3)
Purchases of land, building and equipment, net	(697)	(485)	(306)
Investments in businesses, intangibles and affiliates, net	(261)	(3,688)	(96)
Change in marketable securities	(6)	24	(28)
Proceeds from disposition of businesses	—	939	—
Other investments, net	(54)	(61)	(30)
Increase (decrease) in outstanding debt, net	(616)	5,746	183
Proceeds from minority investors	148	150	—
Common stock issued	96	139	107
Treasury stock purchases	(29)	(2,436)	(226)
Dividends paid	(406)	(358)	(312)
Other	(78)	28	10

Increase (decrease) in cash and cash equivalents	$(272)	$911	$39

        In fiscal 2003, capital investment for land, building and equipment and intangibles grew to $750 million, including expenditures for the construction of new facilities at our Minneapolis headquarters campus and expenditures associated with the acquisition and integration of Pillsbury. We expect capital expenditures to decrease in fiscal 2004, to approximately $650 million, as integration-related activities are completed.

        Dividends in 2003 totaled $1.10 per share, a payout of 45 percent of diluted earnings per share. We intend to maintain the prevailing $1.10 annual dividend rate per share in fiscal 2004, but would expect to increase that rate in the longer term as our earnings increase.

        We did not repurchase a significant number of shares in fiscal 2003, nor do we expect to repurchase a significant number of shares in fiscal 2004.

        During fiscal 2003 General Mills paid Diageo $273 million under the Contingent Value Right (CVR) agreement that was part of the Pillsbury transaction. The CVR required General Mills to pay Diageo up to $395 million, or $5 per share on 79 million shares, depending on the price of General Mills common stock for the 20 trading days prior to April 30, 2003. In fiscal 2003 General Mills also paid $89 million to Diageo for three-year call options on 29 million General Mills shares. These options were purchased in conjunction with a General Mills convertible bond offering discussed below.

Financial Condition

        Our notes payable and total long-term debt totaled $8.9 billion as of May 25, 2003. We also consider our leases and deferred income taxes related to tax leases as part of our debt structure, and we use a measurement of “adjusted debt plus minority interests,” as shown in the table below. This adjusted debt plus minority interests declined slightly to just over $9.0 billion, and our stockholders' equity grew to $4.2 billion primarily due to the increase in retained earnings. The market value of General Mills stockholders' equity increased as well, due to price appreciation and the increase in shares outstanding. As of May 25, 2003, our equity market capitalization was $17.2 billion, based on a price of $46.56 per share and 370 million basic shares outstanding.

CAPITAL STRUCTURE

In millions	May 25, 2003	May 26, 2002

Notes payable	$1,236	$3,600
Current portion of long-term debt	105	248
Long-term debt	7,516	5,591

Total debt	8,857	9,439
Debt adjustments:
Deferred income taxes — tax leases	68	71
Leases — debt equivalent	550	423
Certain cash and cash equivalents	(623)	(894)
Marketable investments, at cost	(142)	(135)

Adjusted debt	8,710	8,904
Minority interests	300	153

Adjusted debt plus minority interests	9,010	9,057
Stockholders' equity	4,175	3,576

Total capital	$13,185	$12,633

        In fiscal 2003 we refinanced approximately $2 billion of our short-term debt through the following issuances: $135 million of 3.875 percent 5-year notes, $350 million of 3.9 percent 5-year bonds, $72 million of notes at various rates, and $1.50 billion of zero-coupon 2 percent convertible debentures. The debentures are convertible into a total of 29 million shares of General Mills’ common stock. (See Note Eight to the consolidated financial statements for further information regarding the debenture issue.) In order to prevent share dilution in the event of conversion, we purchased call options for 29 million shares from Diageo. The purchase price for the call options was $89 million. If the owners of the debentures exercise their right of conversion, we intend to exercise our options to purchase Diageo’s shares so that total shares outstanding remain constant.

        As discussed earlier, we have entered into interest rate swap contracts to lock in our interest rate on our floating-rate debt. Combined, over 80 percent of our debt is now fixed-rate.

        We consider our leases and deferred income taxes related to tax leases as part of our fixed-rate obligations. The next table, when reviewed in conjunction with the capital structure table, shows the composition of our debt structure including the impact of using derivative instruments.

DEBT STRUCTURE

In millions	May 25, 2003		May 26, 2002

Floating-rate	$985	11%	$602	7%
Fixed-rate	7,407	82	7,961	88
Leases — debt equivalent	550	6	423	4
Deferred income taxes — tax leases	68	1	71	1

Adjusted debt plus minority interests	$9,010	100%	$9,057	100%

        At the end of fiscal 2003, approximately 75 percent of our adjusted debt plus minority interests was long-term.

        Commercial paper is a continuing source of short-term financing. We can issue commercial paper in the United States and Canada, as well as in Europe, through a program established in fiscal 1999. Our commercial paper borrowings are supported by $2.2 billion in committed credit lines. Currently, we have no outstanding borrowings under these credit lines. Additionally, we have $221 million in uncommitted credit lines available. The following table details the fee-paid credit lines we had available as of May 25, 2003.

COMMITTED CREDIT FACILITIES

	Amount	Expiration

Core Facilities	$1.1 billion	January 2004
	$1.1 billion	January 2006
Total Credit Lines	$2.2 billion

         Our fixed charge coverage in fiscal 2003 was 3.2 times compared to 2.5 times in fiscal 2002. We expect to pay down at least $450 million of debt in 2004, as part of a cumulative $2.0 billion reduction in adjusted debt planned over the next three years through fiscal 2006. Our goal is to return to a mid single-A rating for our long-term debt, and to the top tier short-term rating, where we were prior to our announcement of the Pillsbury acquisition.

        Currently, Standard and Poor’s Corporation has ratings of “BBB+” on our publicly held long-term debt and “A-2” on our commercial paper. Moody’s Investors Services, Inc. has ratings of “Baa2” for our long-term debt and “P-2” for our commercial paper. Fitch Ratings, Inc. rates our long-term debt “BBB+” and our commercial paper “F-2.” Dominion Bond Rating Service in Canada currently rates General Mills as “A-low.”

Off-Balance Sheet Arrangements and Contractual Obligations

        It is not our general business practice to enter into off-balance sheet arrangements nor is it our policy to issue guarantees to third parties. We have, however, issued guarantees of approximately $172 million for the debt and other obligations of unconsolidated affiliates, primarily CPW and SVE. In addition, off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases, which totaled approximately $454 million at May 25, 2003.

        The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period. The majority of the purchase obligations represent commitments for projected raw material and packaging needs to be utilized in the normal course of business and for consumer-directed marketing commitments that support our brands.

In Millions, Payments Due by Fiscal Year	Total	2004	2005-06	2007-08	2009 and Thereafter

Long-term debt	$7,621	$105	$285	$2,124	$5,107
Operating leases	454	69	117	96	172
Purchase obligations	1,761	1,473	179	74	35

Total	$9,836	$1,647	$581	$2,294	$5,314

New Accounting Rules

        Effective the first quarter of fiscal 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

        In November 2002, the Financial Accounting Standard Board (FASB) issued FASB Interpretation Number 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements of guarantees, as well as requiring the recording of certain guarantees issued or modified after December 31, 2002. We do not believe that the adoption of FIN 45 requires any material change in our guarantee disclosures. (See Note Seventeen to the consolidated financial statements.) We have not entered into any recordable guarantees since December 31, 2002.

        In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Standard affects the timing of the recognition of future exit or disposal costs, as no exit or disposal activities were initiated after December 31, 2002.

        On the first day of fiscal 2002, we adopted three new accounting rules. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. We recorded the cumulative effect of adopting this accounting change in fiscal 2002, as described in Note One (O) to the consolidated financial statements.

        We also adopted SFAS No. 141, “Business Combinations,” which requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

        The third Statement we adopted at the start of fiscal 2002 was SFAS No. 142, “Goodwill and Intangible Assets.” This Statement eliminates the amortization of goodwill and instead requires that goodwill be tested annually for impairment. Goodwill amortization expense in fiscal 2001 totaled $23 million pretax, $22 million after tax. Transitional impairment tests of our goodwill did not require adjustment to any of our goodwill carrying values. The effects on net earnings and earnings per share for the adoption of SFAS No. 142 are described in Note One (O) to the consolidated financial statements.

        The FASB’s Emerging Issues Task Force (EITF) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” requires recording certain coupon and trade promotion expenses as reductions of revenues and was effective for us in our fourth quarter of fiscal 2002. Since adopting this requirement resulted only in the reclassification of certain expenses from selling, general and administrative expense to a reduction of net sales, it did not affect our financial position or net earnings.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides companies with alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. We use the intrinsic value method of accounting, and have not elected the fair value based method of accounting. SFAS No. 148 also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, as reflected in Note One (L) to the consolidated financial statements. Finally, SFAS No. 148 requires disclosure about those effects in future interim financial information.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

        SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For us, it will be implemented in our second quarter of fiscal 2004 by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of that period. Restatement is not permitted. The adoption of this Statement is not expected to have a material impact on our financial statements.

Market Risk Management

        Our Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our earnings and cash flows. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under company policies that place clear controls on these activities. The counterparties in these transactions are highly rated financial institutions. Our hedging transactions include (but are not limited to) the use of a variety of derivative financial instruments. We use derivatives only where there is an underlying exposure; we do not use them for trading or speculative purposes. Additional information regarding our use of financial instruments is included in Note Seven to the consolidated financial statements.

         Interest Rates. We manage our debt structure and our interest rate risk through the use of fixed- and floating-rate debt, and through the use of derivatives. We use interest rate swaps to hedge our exposure to interest rate changes, and also to reduce volatility of our financing costs. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount. Our primary exposure is to U.S. interest rates. As of May 25, 2003, we had $10.5 billion of agreed notional principal amounts (the principal amount on which the fixed or floating interest rate is calculated) outstanding, including amounts that neutralize exposure through offsetting swaps (see Notes Seven and Eight to the consolidated financial statements).

        Foreign Currency Rates. Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. We primarily use foreign currency forward contracts and option contracts to selectively hedge our cash flow exposure to changes in exchange rates. These contracts function as hedges, since they change in value inversely to the change created in the underlying exposure as foreign exchange rates fluctuate. Our primary exchange rate exposures are with the Canadian dollar, the euro, the Japanese yen and the British pound against the U.S. dollar.

        Commodities. Certain ingredients used in our products are exposed to commodity price changes. We manage this risk through an integrated set of financial instruments, including purchase orders, noncancelable contracts, futures contracts, futures options and swaps. Our primary commodity price exposures are to cereal grains, sugar, vegetables, fruits, other agricultural products, vegetable oils, packaging materials and energy costs.

        Value at Risk. These estimates are intended to measure the maximum potential fair value General Mills could lose in one day from adverse changes in market interest rates, foreign exchange rates or commodity prices, under normal market conditions. A Monte Carlo (VAR) methodology was used to quantify the market risk for our exposures. The models assumed normal market conditions and used a 95 percent confidence level.

        The VAR calculation used historical interest rates, foreign exchange rates and commodity prices from the past year to estimate the potential volatility and correlation of these rates in the future. The market data were drawn from the RiskMetrics(TM) data set. The calculations are not intended to represent actual losses in fair value that we expect to incur. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, we would expect that any loss or gain in the fair value of our derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations were: debt; investments; interest rate swaps; foreign exchange forwards and options; and commodity swaps, futures and options. The calculations do not include the underlying foreign exchange and commodities-related positions that are hedged by these market-risk-sensitive instruments.

        The table below presents the estimated maximum potential one-day loss in fair value for our interest rate, foreign currency and commodity market-risk-sensitive instruments outstanding on May 25, 2003. The amounts were calculated using the VAR methodology described earlier.

	Fair Value Impact

In millions	May 25, 2003	Average during 2003	May 26, 2002

Interest rate instruments	$34	$42	$39
Foreign currency instruments	3	2	1
Commodity instruments	2	2	1

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        See the information in the “Market Risk Management” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth in Item Seven hereof.

Item 8. Financial Statements and Supplementary Data.

REPORT OF MANAGEMENT RESPONSIBILITIES

        The management of General Mills, Inc. is responsible for the fairness and accuracy of the consolidated financial statements. The statements have been prepared in accordance with accounting principles that are generally accepted in the United States, using management’s best estimates and judgments where appropriate. The financial information throughout this Annual Report on Form 10-K is consistent with our consolidated financial statements.

        Management has established a system of internal controls that provides reasonable assurance that assets are adequately safeguarded and transactions are recorded accurately in all material respects, in accordance with management’s authorization. We maintain a strong audit program that independently evaluates the adequacy and effectiveness of internal controls. Our internal controls provide for appropriate separation of duties and responsibilities, and there are documented policies regarding use of Company assets and proper financial reporting. These formally stated and regularly communicated policies demand highly ethical conduct from all employees.

        The Audit Committee of the Board of Directors meets regularly with management, internal auditors and independent auditors to review internal control, auditing and financial reporting matters. The independent auditors, internal auditors and employees have full and free access to the Audit Committee at any time.

        The independent auditors, KPMG LLP, were retained to audit our consolidated financial statements. Their report follows.

/s/ S. W. Sanger

S. W. Sanger
Chairman of the Board and
Chief Executive Officer

/s/ J. A. Lawrence

J. A. Lawrence
Executive Vice President and
Chief Financial Officer

July 30, 2003

INDEPENDENT AUDITORS’ REPORT

        The Stockholders and the Board of Directors of General Mills, Inc.:

        We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 25, 2003 and May 26, 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended May 25, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 25, 2003 and May 26, 2002, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 25, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota
June 23, 2003

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

In Millions, Except per Share Data, Fiscal Year Ended	May 25, 2003	May 26, 2002	May 27, 2001

Net Sales	$10,506	$7,949	$5,450
Costs and Expenses:
Cost of sales	6,109	4,662	2,841
Selling, general and administrative	2,472	2,070	1,393
Interest, net	547	416	206
Restructuring and other exit costs	62	134	12

Total Costs and Expenses	9,190	7,282	4,452

Earnings before Taxes and Earnings from Joint Ventures	1,316	667	998
Income Taxes	460	239	350
Earnings from Joint Ventures	61	33	17

Earnings before Cumulative Effect of Change in Accounting Principle	917	461	665
Cumulative Effect of Change in Accounting Principle	—	(3)	—

Net Earnings	$917	$458	$665

Earnings per Share — Basic:
Earnings before cumulative effect of change in accounting principle	$2.49	$1.39	$2.34
Cumulative effect of change in accounting principle	—	(.01)	—

Earnings per Share — Basic	$2.49	$1.38	$2.34

Average Number of Common Shares	369	331	284

Earnings per Share — Diluted:
Earnings before cumulative effect of change in accounting principle	$2.43	$1.35	$2.28
Cumulative effect of change in accounting principle	—	(.01)	—

Earnings per Share — Diluted	$2.43	$1.34	$2.28

Average Number of Common Shares — Assuming Dilution	378	342	292

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC.
CONSOLIDATED BALANCE SHEETS

In Millions	May 25, 2003	May 26, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$703	$975
Receivables, less allowance for doubtful accounts of $28 in 2003 and $21 in 2002	980	1,010
Inventories	1,082	1,055
Prepaid expenses and other current assets	184	156
Deferred income taxes	230	241

Total Current Assets	3,179	3,437
Land, Buildings and Equipment at cost, net	2,980	2,764
Goodwill	6,650	8,473
Other Intangible Assets	3,622	90
Other Assets	1,796	1,776

Total Assets	$18,227	$16,540

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,303	$1,217
Current portion of long-term debt	105	248
Notes payable	1,236	3,600
Other current liabilities	800	682

Total Current Liabilities	3,444	5,747
Long-term Debt	7,516	5,591
Deferred Income Taxes	1,661	407
Other Liabilities	1,131	1,066

Total Liabilities	13,752	12,811

Minority Interests	300	153
Stockholders’ Equity:
Cumulative preference stock, none issued	—	—
Common stock, 502 shares issued	5,684	5,733
Retained earnings	3,079	2,568
Less common stock in treasury, at cost, shares of 132 in 2003 and 135 in 2002	(4,203)	(4,292)
Unearned compensation	(43)	(57)
Accumulated other comprehensive income	(342)	(376)

Total Stockholders’ Equity	4,175	3,576

Total Liabilities and Equity	$18,227	$16,540

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In Millions, Fiscal Year Ended	May 25, 2003	May 26, 2002	May 27, 2001

Cash Flows — Operating Activities:
Net earnings	$917	$458	$665
Adjustments to reconcile net earnings to cash flow:
Depreciation and amortization	365	296	223
Deferred income taxes	27	93	49
Changes in current assets and liabilities, excluding effects from businesses acquired	246	37	(73)
Tax benefit on exercised options	21	46	33
Cumulative effect of change in accounting principle	—	3	—
Pension and other postretirement activity	(56)	(105)	(102)
Restructuring and other exit costs	62	134	12
Other, net	49	(46)	(67)

Cash provided by continuing operations	1,631	916	740
Cash used by discontinued operations	—	(3)	(3)

Net Cash Provided by Operating Activities	1,631	913	737

Cash Flows — Investment Activities:
Purchases of land, buildings and equipment	(711)	(506)	(307)
Investments in businesses, intangibles and affiliates, net of investment returns and dividends	(261)	(3,688)	(96)
Purchases of marketable securities	(63)	(46)	(98)
Proceeds from sale of marketable securities	57	70	70
Proceeds from disposal of land, buildings and equipment	14	21	1
Proceeds from disposition of businesses	—	939	—
Other, net	(54)	(61)	(30)

Net Cash Used by Investment Activities	(1,018)	(3,271)	(460)

Cash Flows — Financing Activities:
Change in notes payable	(2,330)	2,688	295
Issuance of long-term debt	2,048	3,485	296
Payment of long-term debt	(334)	(427)	(408)
Proceeds from minority interest investors	148	150	—
Common stock issued	96	139	107
Purchases of common stock for treasury	(29)	(2,436)	(226)
Dividends paid	(406)	(358)	(312)
Other, net	(78)	28	10

Net Cash (Used) Provided by Financing Activities	(885)	3,269	(238)

Increase (Decrease) in Cash and Cash Equivalents	(272)	911	39
Cash and Cash Equivalents — Beginning of Year	975	64	25

Cash and Cash Equivalents — End of Year	$703	$975	$64

Cash Flow from Changes in Current Assets and Liabilities, Excluding Effects from Businesses Acquired:
Receivables	$31	$265	$(94)
Inventories	(20)	(12)	(9)
Prepaid expenses and other current assets	(28)	12	(17)
Accounts payable	67	(90)	7
Other current liabilities	196	(138)	40

Changes in Current Assets and Liabilities	$246	$37	$(73)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In Millions, Except per Share Data	$.10 Par Value Common Stock (One Billion Shares Authorized)				Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Total
	Issued		Treasury
	Shares	Amount	Shares	Amount

Balance at May 28, 2000	408	$681	(123)	$(2,935)	$2,114	$(63)	$(86)	$(289)
Comprehensive Income:
Net earnings					665			665
Other comprehensive income, net of tax:
Unrealized losses on securities							5	5
Foreign currency translation							(7)	(7)
Minimum pension liability adjustment							(5)	(5)

Other comprehensive income							(7)	(7)

Total comprehensive income								658

Cash dividends declared ($1.10 per share), net of income taxes of $1					(311)			(311)
Stock compensation plans (includes income tax benefits of $38)	—	34	5	124				158
Shares purchased			(5)	(198)				(198)
Put and call option premiums/settlements, net	—	30	—	(5)				25
Unearned compensation related to restricted stock awards						(13)		(13)
Earned compensation and other						22		22

Balance at May 27, 2001	408	$745	(123)	$(3,014)	$2,468	$(54)	$(93)	$52

Comprehensive Income:
Net earnings					458			458
Other comprehensive income, net of tax:
Cumulative effect of adopting SFAS No. 133							(158)	(158)
Unrealized losses on hedge derivatives							(114)	(114)
Unrealized losses on securities							(11)	(11)
Foreign currency translation							(4)	(4)
Minimum pension liability adjustment							4	4

Other comprehensive income							(283)	(283)

Total comprehensive income								175

Cash dividends declared ($1.10 per share), net of income taxes of $1					(358)			(358)
Shares issued for acquisition	94	4,902	40	992				5,894
Shares repurchased from Diageo			(55)	(2,318)				(2,318)
Stock compensation plans (includes income tax benefits of $53)	—	46	6	176				222
Shares purchased			(3)	(119)				(119)
Put and call option premiums/settlements, net	—	40	—	(9)				31
Unearned compensation related to restricted stock awards						(29)		(29)
Earned compensation and other						26		26

Balance at May 26, 2002	502	$5,733	(135)	$(4,292)	$2,568	$(57)	$(376)	$3,576

Comprehensive Income:
Net earnings					917			917
Other comprehensive income, net of tax:
Unrealized losses on hedge derivatives							(4)	(4)
Unrealized losses on securities							(5)	(5)
Foreign currency translation							98	98
Minimum pension liability adjustment							(55)	(55)

Other comprehensive income							34	34

Total comprehensive income								951

Cash dividends declared ($1.10 per share), net of income taxes of less than $1					(406)			(406)
Stock compensation plans (includes income tax benefits of $21)	—	25	4	118				143
Shares purchased			(1)	(29)				(29)
Put and call option premiums/settlements, net	—	(74)	—	—				(74)
Unearned compensation related to restricted stock awards						(11)		(11)
Earned compensation and other						25		25

Balance at May 25, 2003	502	$5,684	(132)	$(4,203)	$3,079	$(43)	$(342)	$4,175

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

        Certain prior years’ amounts have been reclassified to conform with the current year presentation. Certain expenses have been reclassified from cost of sales to selling, general and administrative expense to more appropriately categorize various expenses that are not clearly associated with production activity. In addition, certain items previously reported as unusual items have been reclassified to restructuring and other exit costs, to selling, general and administrative expense, and to cost of sales.

        (A) PRINCIPLES OF CONSOLIDATION  Our consolidated financial statements include parent company operations and majority-owned subsidiaries as well as General Mills’ investment in and share of net earnings or losses of 20- to 50-percent-owned companies, which are recorded on an equity basis.

        Our fiscal year ends on the last Sunday in May. Fiscal 2003, 2002 and 2001 each consisted of 52 weeks. Our wholly owned international operations, with the exception of Canada and our export operations, are reported for the 12 calendar months ending April 30. The results of the acquired Pillsbury operations are reflected in our financial results from November 1, 2001.

        (B) LAND, BUILDINGS, EQUIPMENT AND DEPRECIATION   Buildings and equipment are depreciated over estimated useful lives, primarily using the straight-line method. Buildings are usually depreciated over 40 to 50 years, and equipment is depreciated over three to 15 years. Depreciation charges for fiscal 2003, 2002 and 2001 were $347 million, $283 million and $194 million, respectively. Accelerated depreciation methods generally are used for income tax purposes. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation; the resulting gains and losses, if any, are recognized.

        (C) INVENTORIES  Inventories are valued at the lower of cost or market. We generally use the LIFO method of valuing inventory because we believe that it is a better match with current revenues. However, FIFO is used for most foreign operations, where LIFO is not recognized for income tax purposes and the operations often lack the staff to handle LIFO complexities accurately.

         (D) INTANGIBLE ASSETS  Goodwill represents the difference between the purchase prices of acquired companies and the related fair values of net assets acquired and accounted for by the purchase method of accounting. On May 28, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets.” This Statement eliminates the amortization of goodwill and intangibles with indefinite lives, primarily acquired brand intangibles, and instead requires that they be tested annually for impairment. See Note One (O) for the effects of this adoption. We capitalize the costs of software internally developed or externally purchased for internal use. The costs of patents, copyrights and other amortizable intangible assets are amortized evenly over their estimated useful lives.

        (E) RECOVERABILITY OF LONG-LIVED ASSETS  We review long-lived assets, including identifiable intangibles and goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.

         (F) FOREIGN CURRENCY TRANSLATION  For most of our foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated using exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates during the period. Translation effects are classified within Accumulated Other Comprehensive Income in Stockholders’ Equity.

         (G) FINANCIAL INSTRUMENTS  See Note One (O) for a description of our adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We use interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. We do not hold or issue derivative financial instruments for trading purposes and we are not a party to leveraged derivatives. See Note Seven for additional information related to our financial instruments.

         (H) REVENUE RECOGNITION  We recognize sales upon shipment to our customers consistent with sales terms. We generally do not allow a right of return. Reported sales are net of certain coupon and trade promotion costs. Coupons are expensed when distributed based on estimated redemptions. Trade promotions are expensed based on estimated participation and performance levels for offered programs.

        (I) SHIPPING AND HANDLING  Shipping and handling costs associated with internal movements of inventories are recorded as cost of sales and recognized when the related finished product is shipped to the customer. Shipping costs associated with the distribution of finished product to our customers are recorded as selling, general and administrative expense and are recognized when the related finished product is shipped to the customer. The amount recorded in selling, general and administrative expense was $345 million, $243 million and $161 million in fiscal 2003, 2002 and 2001, respectively.

         (J) RESEARCH AND DEVELOPMENT  All expenditures for research and development are charged against earnings in the year incurred. The charges for fiscal 2003, 2002 and 2001 were $149 million, $131 million and $83 million, respectively.

         (K) ADVERTISING COSTS  Advertising expenses (including production and communication costs) for fiscal 2003, 2002 and 2001 were $519 million, $489 million and $358 million, respectively. Prepaid advertising costs (including syndication properties) of $31 million and $36 million were reported as assets at May 25, 2003, and May 26, 2002, respectively. We expense the production costs of advertising the first time that the advertising takes place.

         (L) STOCK-BASED COMPENSATION  We use the intrinsic value method for measuring the cost of compensation paid in Company common stock. This method defines our cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. Our stock option plans require that the employee’s payment (i.e., exercise price) be the market value as of the grant date. The following table illustrates the pro forma effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In millions, except per share data, fiscal year	2003	2002	2001

Net earnings, as reported	$917	$458	$665
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	13	10	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(68)	(84)	(51)

Pro forma net earnings	$862	$384	$621

Earnings per share:
Basic — as reported	$2.49	$1.38	$2.34
Basic — pro forma	$2.34	$1.16	$2.19
Diluted — as reported	$2.43	$1.34	$2.28
Diluted — pro forma	$2.29	$1.13	$2.15

        The weighted average fair values at grant date of the options granted in fiscal 2003, 2002 and 2001 were estimated as $8.24, $11.77 and $8.78, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Year	2003	2002	2001

Risk-free interest rate	3.8%	5.1%	5.6%
Expected life	7 years	7 years	7 years
Expected volatility	21%	20%	20%
Expected dividend growth rate	9%	8%	8%

        The Black-Scholes model requires the input of certain key assumptions, does not give effect to restrictions that are placed on employee stock options, and therefore may not provide a reliable measure of fair value.

        (M) EARNINGS PER SHARE  Basic Earnings per Share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS includes the effect of all dilutive potential common shares (primarily related to outstanding in-the-money stock options).

        (N) CASH AND CASH EQUIVALENTS  We consider all investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents totaling $211 million and $77 million at May 25, 2003 and May 26, 2002, respectively, are designated as collateral for certain derivative liabilities.

        (O) NEW ACCOUNTING STANDARDS  Effective the first quarter of fiscal 2003, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

        In November 2002, the Financial Accounting Standard Board (FASB) issued FASB Interpretation Number 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements of guarantees, as well as requiring the recording of certain guarantees issued or modified after December 31, 2002. We do not believe that the adoption of FIN 45 requires any material change in our guarantee disclosures (see Note Seventeen). We have not entered into any recordable guarantees since December 31, 2002.

        In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Standard affects the timing of the recognition of future exit or disposal costs, as no exit or disposal activities were initiated after December 31, 2002.

        On the first day of fiscal 2002, we adopted three new accounting rules. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. We recorded the cumulative effect of adopting this accounting change in fiscal 2002, as follows:

In Millions, Except per Share Data	Included In Earnings	Included in Accumulated Other Comprehensive Income

Pretax	$(5)	$(251)
Income tax effects	2	93

Total	$(3)	$(158)

Per Diluted Share Net Earnings Effect	$(.01)

        This cumulative effect was primarily associated with the impact of lower interest rates on the fair-value calculation for delayed-starting interest rate swaps we entered into in anticipation of our Pillsbury acquisition and other financing requirements. Refer to Note Seven and Note Ten for more information.

        We also adopted SFAS No. 141, “Business Combinations,” which requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

        The third Statement we adopted at the start of fiscal 2002 was SFAS No. 142, “Goodwill and Intangible Assets.” This Statement eliminates the amortization of goodwill and instead requires that goodwill be tested annually for impairment. Goodwill amortization expense in fiscal 2001 totaled $23 million pretax, $22 million after tax. Transitional impairment tests of our goodwill did not require adjustment to any of our goodwill carrying values.

        The following table adjusts earnings and earnings per share for the adoption of SFAS No. 142.

In Millions, Except per Share Data, Fiscal Year	2003	2002	2001

Reported Net Earnings:	$917	$458	$665
Addback goodwill amortization	—	—	22

Adjusted Net Earnings	$917	$458	$687

Basic Earnings per Share:
Reported EPS — basic	$2.49	$1.38	$2.34
Addback goodwill amortization	—	—	.08

Adjusted Basic EPS	$2.49	$1.38	$2.42

Diluted Earnings per Share:
Reported EPS — diluted	$2.43	$1.34	$2.28
Addback goodwill amortization	—	—	.07

Adjusted Diluted EPS	$2.43	$1.34	$2.35

        The FASB’s Emerging Issues Task Force (EITF) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” requires recording certain coupon and trade promotion expenses as reductions of revenues and was effective for us in our fourth quarter of fiscal 2002. Since adopting this requirement resulted only in the reclassification of certain expenses from selling, general and administrative expense to a reduction of net sales, it did not affect our financial position or net earnings.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides companies with alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. We have not elected the fair value based method of accounting. SFAS No. 148 also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, as reflected in Note One (L) to the consolidated financial statements. Finally, SFAS No. 148 requires disclosure about those effects in future interim financial information.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

        SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For us, it will be implemented in our second quarter of fiscal 2004 by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of that period. Restatement is not permitted. The adoption of this Statement is not expected to have a material impact on our financial statements.

2. ACQUISITIONS

        On October 31, 2001, we acquired the worldwide Pillsbury operations from Diageo plc (Diageo). Pillsbury, based in Minneapolis, Minnesota, built a portfolio of leading food brands, such as Pillsbury refrigerated dough, Green Giant, Old El Paso, Progresso and Totino’s. Pillsbury had sales of $6.1 billion (before EITF Issue 01-09 reclassification) in its fiscal year ended June 30, 2001, including businesses subsequently divested. We believe the addition of Pillsbury’s businesses will enhance our future growth and generate significant cost synergies.

        The transaction was accounted for as a purchase. Under terms of the agreement between General Mills and Diageo, we acquired Pillsbury in a stock and cash transaction. Consideration to Diageo included 134 million General Mills common shares. Under a stockholders’ agreement, Diageo had a put option to sell directly to us 55 million shares of General Mills common stock at a price of $42.14 per share, which Diageo exercised on November 1, 2001. Therefore, those 55 million shares were valued at a total of $2,318 million. The 79 million shares of General Mills common stock retained by Diageo were valued at $3,576 million based on the three-day average trading price prior to the closing of $45.27 per share. Therefore, the total stock consideration was $5,894 million. The cash paid to Diageo and assumed debt of Pillsbury on October 31, 2001 totaled $3,830 million. Under terms of the agreement, Diageo held contingent value rights that required payment to Diageo on April 30, 2003, of up to $395 million, based on the General Mills stock price and the number of General Mills shares that Diageo continued to hold on that date. Diageo received $273 million based on the average price of General Mills stock of $45.55 per share for the 20 trading days prior to that date and the 79 million shares Diageo held. As a result, the total acquisition consideration (exclusive of direct acquisition costs) was approximately $9,997 million.

        The stockholders’ agreement between General Mills and Diageo includes a standstill provision, under which Diageo is precluded from buying additional shares in General Mills for a 20-year period following the close of the transaction, or for three years following the date on which Diageo owns less than 5 percent of General Mills’ outstanding shares, whichever is earlier. The agreement also generally requires pass-through voting by Diageo, so its shares will be voted in the same proportion as the other General Mills shares are voted. So long as Diageo owns at least 50 percent of the 134 million shares it originally received in this transaction, Diageo may designate two individuals to the General Mills Board of Directors.

        The allocation of the purchase price was completed in fiscal 2003. Intangible assets included in the final allocation of the purchase price were acquired brands totaling $3.5 billion and goodwill of $5.8 billion. Deferred income taxes of $1.3 billion, associated with the brand intangibles, were also recorded.

        Presented below is a condensed balance sheet disclosing the final purchase price allocation with the amounts assigned to major asset and liability captions of the acquired Pillsbury business at the date of acquisition (in millions):

Current Assets	$1,245
Land, Buildings and Equipment	1,002
Investments and Assets to be Sold	1,006
Other Noncurrent Assets	263
Brand Intangibles	3,516
Goodwill	5,836

Total Assets	12,868

Current Liabilities	(1,328)
Deferred Income Taxes	(1,087)
Other Noncurrent Liabilities	(456)

Total Liabilities	(2,871)

Purchase Consideration	$9,997

        In February 2002, we decided to close two Pillsbury facilities in order to utilize the operating capacity of the newly combined companies more fully. We closed the Geneva, Illinois plant, which produced frozen breakfast products; and the Anthony, Texas production facility, which produced various Mexican food products. Initial exit liabilities connected to these plant closures amounted to $22 million and have been included in the purchase price allocation of Pillsbury, along with $162 million of fair value adjustments to fixed assets. Approximately 370 employees were affected by these two plant closures.

        In the course of completing the purchase price allocation during fiscal 2003, adjustments were made as management finalized plans to exit certain Pillsbury facilities as part of consolidating manufacturing, warehouse and distribution activities into fewer locations. In the first quarter, we announced that we would close the Hillsdale, Michigan plant which produced dry mix products and flour for our Bakeries and Foodservice business. The production capacity for the dry mix product lines will be absorbed within other facilities throughout the General Mills supply chain, while the flour mill business will be sold. A total of 119 employees were affected by the closure. In the second quarter, we announced plans to close plants in Eden Prairie, Minnesota; St. Louis, Missouri; Lithonia, Georgia; and Denison, Texas. The Eden Prairie plant, which is planned to close in the fall of 2003, employs 323 people and produces frozen breakfast products for the Company’s Bakeries and Foodservice segment. The St. Louis plant, which is planned to close in the fall of 2003, employs 421 people and produces frozen bakery goods for the Company’s Bakeries and Foodservice segment. The Lithonia plant, which is planned to close in the summer of 2003, employs 215 people and produces refrigerated dough products for the Company’s U.S. Retail segment. The Denison plant, which was closed in the spring of 2003, employed 243 people and produced refrigerated dough products for the Company’s U.S. Retail segment. Initial exit liabilities related to these plant closures amounted to $44 million and have been included in the purchase price allocation of Pillsbury, along with $72 million of fair value adjustments to fixed assets. We do not anticipate any significant loss associated with the exit liabilities established pursuant to the acquisition.

        In order to obtain regulatory clearance for the acquisition of Pillsbury, we arranged to divest certain businesses. On November 13, 2001, International Multifoods Corporation (IMC) purchased the Pillsbury dessert and specialty products businesses as well as certain General Mills brands and the General Mills Toledo, Ohio plant for $316 million. After-tax cash proceeds from this transaction were used to reduce General Mills debt.

        As part of the transaction, IMC received an exclusive royalty-free license to use the Doughboy trademark and Pillsbury brand in the desserts and baking mix categories. The licenses are renewable without cost in 20-year increments at IMC’s discretion. Since the sale of the assets to IMC was integral to the Pillsbury acquisition, and because the assets sold were adjusted to fair market value as part of the purchase of Pillsbury, there was no gain or loss recorded on the sale in the Company’s consolidated statement of earnings.

        Pillsbury had a 50 percent equity interest in Ice Cream Partners USA LLC (ICP), a joint venture Pillsbury formed with Nestlé USA during fiscal 2000, for the manufacture, marketing and distribution of Häagen-Dazs and Nestlé ice cream products in the United States. On December 26, 2001, Nestlé USA exercised its right, triggered by the change of ownership of Pillsbury, to buy the 50 percent stake of ICP that it did not already own. Nestlé paid us $641 million for our 50 percent of the joint venture and a long-term, paid-in-full license for the Häagen-Dazs brand in the United States. Net proceeds from this transaction also were used to reduce our debt level.

        We reconfigured our cereal production as a result of selling our Toledo, Ohio plant to IMC (see Note Three).

        Actual results of acquired business operations are included in the consolidated statement of earnings for the period from November 1, 2001, through May 26, 2002. The following unaudited pro forma information presents a summary of our consolidated results of operations and the acquired Pillsbury operations as if the acquisition had occurred on May 29, 2000.

In Millions, Except per Share Data, Fiscal Year	2002	2001

Net sales	$9,936	$10,089
Earnings before cumulative effect of change in accounting principle	495	849
Net earnings	492	849
Earnings per Share — Basic
EPS before cumulative effect of change in accounting principle	1.36	2.34
EPS — Basic	1.35	2.34
Earnings per Share — Diluted
EPS before cumulative effect of change in accounting principle	1.32	2.29
EPS — Diluted	1.31	2.29

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

3. RESTRUCTURING AND OTHER EXIT COSTS

        In fiscal 2003, we recorded restructuring and other exit costs totaling $62 million pursuant to approved plans related to the acquisition of Pillsbury. These costs consisted of $41 million of charges associated with the closure of our St. Charles, Illinois plant, $13 million of expense relating to exiting production at former Pillsbury facilities being closed, and $8 million for flour mill, grain and other restructuring/closing charges. These fiscal 2003 costs include severance related to 264 St. Charles plant employees and the write-down of $31 million of production assets, primarily the St. Charles facility in our Bakeries and Foodservice segment. The carrying value of the assets written down was $36 million.

        In fiscal 2002, we recorded restructuring and other exit costs totaling $134 million pursuant to approved plans, primarily related to the acquisition of Pillsbury. These costs consisted of $87 million of severance and asset write-down costs related to the reconfiguration of cereal production to obtain regulatory clearance for the acquisition of Pillsbury, $38 million of severance costs related to sales organization and headquarters department realignment, and $9 million for two flour mill restructuring/closing charges. The cereal reconfiguration charges were necessitated by the sale of our Toledo, Ohio plant as required to obtain regulatory clearance for the acquisition of Pillsbury. The severance costs related to 1,078 employees. These employees included all levels and a variety of areas within the Company, including management, supervisory, technical and production personnel. The restructuring and other exit costs also included the write-down of $52 million of cereal production assets and $6 million of flour production assets, primarily in our U.S. Retail segment. The carrying value of these assets was $58 million, net of amounts transferred to other facilities.

        In fiscal 2001, we made the decision to exit the Squeezit beverage business. The charge associated with this action, primarily noncash write-downs associated with asset disposals, totaled $12 million.

        The analysis of our restructuring and other exit costs activity is as follows:

In Millions	Severance	Asset Write-down	Pension and Postretirement Curtailment Cost	Other	Total

Manufacturing/Distribution Streamlining

Reserve balance at May 28, 2000	$1	$–	$–	$9	$10
Utilized in 2001	–	–	–	(5)	(5)

Reserve balance at May 27, 2001	1	–	–	4	5
Utilized in 2002	–	(2)	–	(2)	(4)

Reserve balance at May 26, 2002	1	(2)	–	2	1
Utilized and reclassified in 2003	(1)	2	–	(2)	(1)

Reserve balance at May 25, 2003	$–	$–	$–	$–	$–

Squeezit Business Exit

2001 Charges	$–	$12	$–	$–	$12
Utilized in 2001	–	(8)	–	–	(8)

Reserve balance at May 27, 2001	–	4	–	–	4
2002 Charges, net of credits	4	(4)	–	–	–
Utilized in 2002	(4)	–	–	–	(4)

Reserve balance at May 26, 2002	$–	$–	$–	$–	$–

Cereal Reconfiguration

2002 Charges	$24	$52	$11	$–	$87
Utilized in 2002	(3)	(5)	(11)	–	(19)

Reserve balance at May 26, 2002	21	47	–	–	68
2003 Charges	2	2	–	–	4
Utilized in 2003	(22)	(49)	–	–	(71)

Reserve balance at May 25, 2003	$1	$–	$–	$–	$1

Flour Mill Consolidation

2002 Charges	$2	$6	$–	$1	$9
Utilized in 2002	–	–	–	(1)	(1)

Reserve balance at May 26, 2002	2	6	–	–	8
2003 Charges	–	–	–	1	1
Utilized and reclassified in 2003	(2)	(6)	–	(1)	(9)

Reserve balance at May 25, 2003	$–	$–	$–	$–	$–

Sales and Headquarters Severance

2002 Charges	$38	$–	$–	$–	$38
Utilized in 2002	(8)	–	–	–	(8)

Reserve balance at May 26, 2002	30	–	–	–	30
2003 Charges	2	–	–	–	2
Utilized in 2003	(25)	–	–	–	(25)

Reserve balance at May 25, 2003	$7	$–	$–	$–	$7

St. Charles Shutdown

2003 Charges	$5	$27	$5	$4	$41
Utilized and reclassified in 2003	(4)	(13)	(5)	(4)	(26)

Reserve balance at May 25, 2003	$1	$14	$–	$–	$15

Other Restructuring Charges

2003 Charges	$1	$2	$–	$11	$14
Utilized in 2003	–	–	–	–	–

Reserve balance at May 25, 2003	$1	$2	$–	$11	$14

Consolidated

Reserve balance at May 28, 2000	$1	$–	$–	$9	$10
2001 Charges	–	12	–	–	12
Utilized in 2001	–	(8)	–	(5)	(13)

Reserve balance at May 27, 2001	1	4	–	4	9
2002 Charges, net of credits	68	54	11	1	134
Utilized in 2002	(15)	(7)	(11)	(3)	(36)

Reserve balance at May 26, 2002	54	51	–	2	107
2003 Charges	10	31	5	16	62
Utilized and reclassified in 2003	(54)	(66)	(5)	(7)	(132)

Reserve balance at May 25, 2003	$10	$16	$–	$11	$37

4. INVESTMENTS IN JOINT VENTURES

        We have a 50 percent equity interest in Cereal Partners Worldwide (CPW), a joint venture with Nestlé that manufactures and markets ready-to-eat cereals outside the United States and Canada. We have a 40.5 percent equity interest in Snack Ventures Europe (SVE), a joint venture with PepsiCo that manufactures and markets snack foods in continental Europe. We have a 50 percent equity interest in 8th Continent, LLC, a domestic joint venture formed in fiscal 2001 with DuPont to develop and market soy foods and beverages. As a result of the Pillsbury acquisition, we have 50 percent interests in the following joint ventures for the manufacture, distribution and marketing of Häagen-Dazs frozen ice cream products and novelties: Häagen-Dazs Japan K.K., Häagen-Dazs Korea Company Limited, Häagen-Dazs Taiwan Limited, Häagen-Dazs Distributors (Thailand) Company Limited, and Häagen-Dazs Marketing & Distribution (Philippines) Inc. We also have a 50 percent interest in Seretram, a joint venture with Co-op de Pau for the production of Green Giant canned corn in France. In July 2003, we purchased the remaining 50 percent interest in the Taiwan venture.

        The joint ventures are reflected in our financial statements on an equity accounting basis. We record our share of the earnings or losses of these joint ventures. (The table that follows reflects the joint ventures on a 100 percent basis.) We also receive royalty income from certain joint ventures, incur various expenses (primarily research and development) and record the tax impact of certain joint venture operations that are structured as partnerships.

        Our cumulative investment in these joint ventures (including our share of earnings and losses) was $372 million, $326 million and $218 million at the end of fiscal 2003, 2002 and 2001, respectively. We made aggregate investments in the joint ventures of $17 million, $38 million and $25 million in fiscal 2003, 2002 and 2001, respectively. We received aggregate dividends from the joint ventures of $95 million, $17 million and $3 million in fiscal 2003, 2002 and 2001, respectively.

        Summary combined financial information for the joint ventures on a 100 percent basis follows. Since we record our share of CPW results on a two-month lag, CPW information is included as of and for the 12 months ended March 31. The Häagen-Dazs and Seretram joint ventures are reported as of and for the 12 months ended April 30, 2003 and for the six months ended April 30, 2002. The SVE and 8th Continent information is consistent with our May year-end.

Combined Financial Information – Joint Ventures – 100 Percent Basis

In Millions, Fiscal Year	2003	2002	2001

Net Sales	$2,159	$1,693	$1,468
Gross Profit	952	755	664
Earnings before Taxes	178	94	61
Earnings after Taxes	125	78	48

In Millions, Fiscal Year Ended	2003	2002

Current Assets	$681	$587
Noncurrent Assets	868	712
Current Liabilities	679	630
Noncurrent Liabilities	9	9

        Our proportionate share of joint venture net sales was $997 million, $777 million and $666 million for fiscal 2003, 2002 and 2001, respectively.

5. BALANCE SHEET INFORMATION

        The components of certain balance sheet accounts are as follows:

In Millions	May 25, 2003	May 26, 2002

Land, Buildings and Equipment:
Land	$55	$54
Buildings	1,180	1,151
Equipment	3,005	2,916
Construction in progress	689	497

Total land, buildings and equipment	4,929	4,618
Less accumulated depreciation	(1,949)	(1,854)

Net land, buildings and equipment	$2,980	$2,764

Goodwill:
Total goodwill	$6,736	$8,559
Less accumulated amortization	(86)	(86)

Goodwill	$6,650	$8,473

Other Intangible Assets:
Intangible assets not subject to amortization
Brands	$3,516	$—
Pension intangible	7	—

Intangible assets not subject to amortization	3,523	—

Intangible assets subject to amortization, primarily capitalized software	$154	$129
Less accumulated amortization	(55)	(39)

Intangible assets subject to amortization	99	90

Total other intangible assets	$3,622	$90

Other Assets:
Prepaid pension	$1,084	$1,001
Marketable securities, at market	160	160
Investments in and advances to affiliates	362	320
Miscellaneous	190	295

Total other assets	$1,796	$1,776

Other Current Liablilities:
Accrued payroll	$243	$221
Accrued interest	178	167
Accrued taxes	129	—
Miscellaneous	250	294

Total other current liabilities	$800	$682

        The changes in the carrying amount of goodwill for fiscal 2002 and 2003 are as follows:

In Millions	U.S. Retail	Bakeries and Foodservice	International	Pillsbury Unallocated Excess Purchase Price	Total

Balance at May 27, 2001	$745	$59	$—	$—	$804
Pillsbury transaction	—	—	—	7,669	7,669

Balance at May 26, 2002	$745	$59	$—	$7,669	$8,473
Activity including translation	—	—	10	(1,833)	(1,823)
Allocation to segments	4,279	1,146	411	(5,836)	—

Balance at May 25, 2003	$5,024	$1,205	$421	$—	$6,650

        The Pillsbury acquisition valuation and purchase price allocation was completed in fiscal 2003. The activity during fiscal 2003 primarily reflects the allocation of the purchase price to brand intangibles, net of tax, and the Contingent Value Rights (CVR) payment to Diageo (see Note Two, “Acquisitions”).

        Intangible asset amortization expense was $18 million, $13 million and $6 million for fiscal 2003, 2002 and 2001, respectively. Estimated amortization expense for the next five fiscal years (in millions) is as follows: $17 in 2004, $14 in 2005, $12 in 2006, $10 in 2007 and $10 in 2008.

        As of May 25, 2003, a comparison of cost and market values of our marketable securities (which are debt and equity securities) was as follows:

In Millions	Cost	Market Value	Gross Gain	Gross Loss

Held to maturity:
Debt securities	$—	$—	$—	$—
Equity securities	2	2	—	—

Total	$2	$2	$—	$—

Available for sale:
Debt securities	$136	$154	$18	$—
Equity securities	4	4	—	—

Total	$140	$158	$18	$—

        As of May 25, 2003, $53 million was designated as collateral for certain derivative liabilities.

        Realized gains from sales of marketable securities were $14 million, $15 million and $4 million in fiscal 2003, 2002 and 2001, respectively. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in Accumulated Other Comprehensive Income within Stockholders’ Equity.

        Scheduled maturities of our marketable securities are as follows:

	Held to maturity		Available for sale

In Millions	Cost	Market Value	Cost	Market Value

Under one year (current)	$—	$—	$—	$—
From 1 to 3 years	—	—	55	56
From 4 to 7 years	—	—	7	7
Over 7 years	—	—	74	91
Equity securities	2	2	4	4

Totals	$2	$2	$140	$158

6. INVENTORIES

        The components of inventories are as follows:

In Millions	May 25, 2003	May 26, 2002

Raw materials, work in process and supplies	$221	$234
Finished goods	818	753
Grain	70	99
Reserve for LIFO valuation method	(27)	(31)

Total Inventories	$1,082	$1,055

        At May 25, 2003, and May 26, 2002, respectively, inventories of $767 million and $720 million were valued at LIFO. LIFO accounting had a negligible impact on fiscal 2003, 2002 and 2001 earnings. Results of operations were not materially affected by a liquidation of LIFO inventory. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for LIFO valuation method.

7. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

        The carrying amounts and fair values of our financial instruments (based on market quotes and interest rates at the balance sheet dates) were as follows:

	May 25, 2003		May 26, 2002

In Millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$703	$703	$975	$975
Receivables	980	980	1,010	1,010
Marketable securities	160	160	160	160
Liabilities:
Accounts payable	1,303	1,303	1,217	1,217
Debt	8,857	9,569	9,439	9,507
Derivatives relating to:
Debt	(446)	(446)	(435)	(435)
Commodities	4	4	9	9
Foreign currencies	(18)	(18)	(6)	(6)

        The Company is exposed to certain market risks as a part of its ongoing business operations and uses derivative financial and commodity instruments, where appropriate, to manage these risks. Derivatives are financial instruments whose value is derived from one or more underlying financial instruments. Examples of underlying instruments are currencies, equities, commodities and interest rates. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged, and must be designated as a hedge at the inception of the contract.

        With the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as of May 28, 2001, we record the fair value of all outstanding derivatives in receivables or other liabilities. Gains and losses related to the ineffective portion of any hedge are recorded in various costs and expenses, depending on the nature of the derivative.

        Each derivative transaction we enter into is designated at inception as a hedge of risks associated with specific assets, liabilities or future commitments, and is monitored to determine if it remains an effective hedge. Effectiveness is based on changes in the derivative’s market value or cash flows being highly correlated with changes in market value or cash flows of the underlying hedged item. We do not enter into or hold derivatives for trading or speculative purposes. None of our derivative instruments is excluded from our assessment of hedge effectiveness.

        We use derivative instruments to reduce financial risk in three areas: interest rates, foreign currency and commodities. The notional amounts of derivatives do not represent actual amounts exchanged by the parties and, thus, are not a measure of the Company’s exposure through its use of derivatives. We enter into interest rate swap, foreign exchange, and commodity swap agreements with a diversified group of highly rated counterparties. We enter into commodity futures transactions through various regulated exchanges. These transactions may expose the Company to credit risk to the extent that the instruments have a positive fair value, but we have not experienced any material losses nor do we anticipate any losses. The Company does not have a significant concentration of risk with any single party or group of parties in any of its financial instruments.

        Qualifying derivatives are reported as part of hedge arrangements as follows:

        CASH FLOW HEDGES — Gains and losses on these instruments are recorded in Other Comprehensive Income until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from Accumulated Other Comprehensive Income to the Consolidated Statements of Earnings on the same line item as the underlying transaction risk. When we issue fixed rate debt, the corresponding interest rate swaps are dedesignated as hedges and the amount related to those swaps within Accumulated Other Comprehensive Income are reclassified into earnings over the life of the interest rate swaps.

        FOREIGN EXCHANGE TRANSACTION RISK — The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany product shipments, and intercompany loans. Forward contracts of generally less than 12 months duration are used to hedge some of these risks. Effectiveness is assessed based on changes in forward rates.

        INTEREST RATE RISK — The Company is exposed to interest rate volatility with regard to existing variable-rate debt and planned future issuances of fixed-rate debt. The Company uses interest rate swaps, including forward-starting swaps, to reduce interest rate volatility, and to achieve a desired proportion of variable vs. fixed-rate debt, based on current and projected market conditions.

        Variable-to-fixed interest rate swaps are accounted for as cash flow hedges, with effectiveness assessed based on either the hypothetical derivative method or changes in the present value of interest payments on the underlying debt. The amount of hedge ineffectiveness was less than $1 million in fiscal 2003 and 2002.

        PRICE RISK — The Company is exposed to price fluctuations primarily as a result of anticipated purchases of ingredient and packaging materials. The Company uses a combination of long cash positions with suppliers, exchange-traded futures and option contracts and over-the-counter hedging mechanisms to reduce price fluctuations in a desired percentage of forecasted purchases over a period of generally less than one year. Commodity contracts are accounted for as cash flow hedges, with effectiveness assessed based on changes in futures prices. The amount of hedge ineffectiveness was $1 million in fiscal 2003 and less than $1 million in fiscal 2002. Losses of $2 million were reclassified into earnings as a result of the discontinuance of commodity cash flow hedges in fiscal 2003.

        We use a grain merchandising operation to provide us efficient access to and more informed knowledge of various commodities markets. This operation uses futures and options to hedge its net inventory position to minimize market exposure. As of May 25, 2003, our grain merchandising operation had futures and options contracts that essentially hedged its net inventory position. None of the contracts extended beyond May 2004. All futures contracts and futures options are exchange-based instruments with ready liquidity and determinable market values. Neither results of operations nor the year-end positions from our grain merchandising operation were material to the Company’s overall results.

        Unrealized losses from cash flow hedges recorded in Accumulated Other Comprehensive Income as of May 25, 2003, totaled $439 million, primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements (primarily related to the Pillsbury acquisition), which are being reclassified into interest expense over the life of the interest rate hedge (see Note Eight regarding swaps settled or neutralized). The estimated net amount of the existing gains and losses in Accumulated Other Comprehensive Income as of May 25, 2003 that is expected to be reclassified into earnings within the next twelve months is $170 million net expense.

         FAIR VALUE HEDGES — Fair value hedges involve recognized assets, liabilities or firm commitments as the hedged risks.

        FOREIGN EXCHANGE TRANSLATION RISK — The Company is exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related primarily to repatriation of these investments. Forward contracts, generally less than

12 months duration, are used to hedge some of these risks. Effectiveness is assessed based on changes in forward rates. Effective gains and losses on these instruments are recorded as a foreign currency translation adjustment in Other Comprehensive Income.

        The Company enters into foreign currency forward contracts to reduce volatility in the translation of foreign currency earnings to U.S. dollars. Gains and losses on these instruments are recorded in selling, general and administrative expense, generally reducing the exposure to translation volatility during a full-year period.

        Our net balance sheet exposure consists of the net investment in foreign operations, translated using the exchange rates in effect at the balance sheet date and amounted to approximately $700 million at May 25, 2003 and May 26, 2002.

        INTEREST RATE RISK — The Company currently uses interest rate swaps to reduce volatility of funding costs associated with certain debt issues and to achieve a desired proportion of variable vs. fixed-rate debt, based on current and projected market conditions.

        Fixed-to-variable interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities. Effective gains and losses on these derivatives and the underlying hedged items are recorded as interest expense.

        The following table indicates the types of swaps used to hedge various assets and liabilities, and their weighted average interest rates. Average variable rates are based on rates as of the end of the reporting period. The swap contracts mature during time periods ranging from 2004 to 2014.

	May 25, 2003		May 26, 2002

In Millions	Asset	Liability	Asset	Liability

Pay floating swaps — notional amount	—	$4,609	—	$2,692
Average receive rate	—	4.4%	—	5.4%
Average pay rate	—	1.3%	—	1.8%
Pay fixed swaps — notional amount	—	$5,900	—	$6,814
Average receive rate	—	1.3%	—	1.8%
Average pay rate	—	6.3%	—	6.4%

        The interest rate differential on interest rate swaps used to hedge existing assets and liabilities is recognized as an adjustment of interest expense or income over the term of the agreement.

8. DEBT

        NOTES PAYABLE — The components of notes payable and their respective weighted average interest rates at the end of the periods were as follows:

	May 25, 2003		May 26, 2002

In Millions	Notes Payable	Weighted Average Interest Rate	Notes Payable	Weighted Average Interest Rate

U.S. commercial paper	$1,415	1.4%	$3,288	2.1%
Canadian commercial paper	28	3.3	34	2.3
Euro commercial paper	527	1.5	809	2.2
Financial institutions	366	1.4	519	2.1
Amounts reclassified to long-term debt	(1,100)	—	(1,050)	—

Total Notes Payable	$1,236		$3,600

        See Note Seven for a description of related interest-rate derivative instruments.

        To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. As of May 25, 2003, we had $2.2 billion in committed lines and $221 million in uncommitted lines.

        We have revolving credit agreements expiring in January 2006 covering the fee-paid credit lines that provide us with the ability to refinance short-term borrowings on a long-term basis; accordingly, a portion of our notes payable has been reclassified to long-term debt. The revolving credit agreements provide for borrowings of up to $1.1 billion.

        LONG-TERM DEBT — On September 18, 2002, we began a new medium-term note program under our existing shelf registration statement for the sale to individual investors of up to $750 million of fixed-rate notes with maturities of nine months or more (“Core Notes”). As of May 25, 2003, we had issued approximately $72 million of notes under the Core Notes program.

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

        On October 28, 2002, we completed a private placement of zero coupon convertible debentures with a face value of approximately $2.23 billion for gross proceeds of approximately $1.50 billion. The issue price of the debentures was $671.65 for each $1,000 in face value, which represents a yield to maturity of 2.00%. The debentures cannot be called by General Mills for three years after issuance and will mature in 20 years. Holders of the debentures can require the Company to repurchase the notes on the third, fifth, tenth and fifteenth anniversaries of the issuance. We have the option to pay the repurchase price in cash or in stock. The debentures are convertible into General Mills common stock at a rate of 13.0259 shares for each $1,000 debenture. This results in an initial conversion price of approximately $51.56 per share and represents a premium of 25 percent over the closing sale price of $41.25 per share on October 22, 2002. The conversion price will increase with the accretion of the original issue discount on the debentures. Generally, except upon the occurrence of specified events, holders of the debentures are not entitled to exercise their conversion rights until the Company’s stock price is greater than a specified percentage (beginning at 125 percent and declining by 0.25 percent each six months) of the accreted conversion price per share.

        In order to offset dilution to General Mills’ shareholders from future conversion of the debentures, the Company has purchased call options from Diageo plc on approximately 29 million shares that Diageo currently owns. The premiums paid for the call options totaled $89 million. The options are exercisable in whole or in part from time to time, subject to certain limitations, during a three-year period from the date of the sale of the debentures.

        In anticipation of the Pillsbury acquisition and other financing needs, we entered into interest rate swap contracts during fiscal 2001 and fiscal 2002 totaling $7.1 billion to attempt to lock in our interest rate on associated debt. In September 2001, $100 million of these swaps expired. In connection with the $3.5 billion notes offering in February 2002, we closed out $3.5 billion of these swaps. A portion was settled for cash, and the remainder was neutralized with offsetting swaps. The notional amount of swaps settled for cash totaled $1.1 billion and the net cash payment was $13 million. The notional amount of the swaps that were neutralized with offsetting swaps totaled $2.4 billion. During fiscal 2003, we closed out $1.985 billion of swaps due to the $1.5 billion convertible debentures offering in October 2002 and the $485 million of notes offering in November 2002. All of these swaps had been designated as cash flow hedges. Therefore, the mark-to-market value for these swaps has been recorded in Other Comprehensive Income. The amount currently recorded in Accumulated Other Comprehensive Income ($371 million) will be reclassified to interest expense over the lives of the swap contracts (ranging from three to ten years).

        A summary of our long-term debt is as follows:

In Millions	May 25, 2003	May 26, 2002

6% notes due 2012	$2,000	$2,000
5 1/8% notes due 2007	1,500	1,500
Zero coupon convertible debentures yield 2.0%, $2,233 due 2022	1,517	—
3 7/8% notes due 2007	350	—
3.901% notes due 2007	135	—
Medium-term notes, 4.8% to 9.1%, due 2004 to 2078	591	922
Core Notes, 2.75% to 5.20%, due 2006 to 2010	72	—
7.0% notes due Sept. 15, 2004	150	150
Zero coupon notes, yield 11.1%, $261 due Aug. 15, 2013	87	78
Zero coupon notes, yield 11.7%, $54 due Aug. 15, 2004	47	42
8.2% ESOP loan guaranty, due through June 30, 2007	16	21
Notes payable, reclassified	1,100	1,050
Other	56	76

	7,621	5,839
Less amounts due within one year	(105)	(248)

Total Long-term Debt	$7,516	$5,591

        See Note Seven for a description of related interest-rate derivative instruments.

        The Company has guaranteed the debt of the Employee Stock Ownership Plan; therefore, the loan is reflected on our consolidated balance sheets as long-term debt with a related offset in Unearned Compensation in Stockholders’ Equity.

        The sinking fund and principal payments due on long-term debt are (in millions) $105, $228, $57, $1,537 and $587 in fiscal 2004, 2005, 2006, 2007 and 2008, respectively. The fiscal 2005 and 2006 amounts are exclusive of $7 million and $4 million, respectively, of interest yet to be accreted on zero coupon notes. The notes payable that are reclassified under our revolving credit agreement are not included in these principal payments.

9. MINORITY INTERESTS

        In April 2002, the Company and certain of its wholly owned subsidiaries contributed assets with an aggregate fair market value of approximately $4 billion to another wholly owned subsidiary, General Mills Cereals, LLC (GMC), a limited liability company. GMC is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities, businesses and operations. The contributed assets consist primarily of manufacturing assets and intellectual property associated with the production and retail sale of Big G ready-to-eat cereals, Progresso soups and Old El Paso products. In exchange for the contribution of these assets, GMC issued the managing membership interest and Class A and Class B preferred membership interests to wholly owned subsidiaries of the Company. The managing member directs the business activities and operations of GMC and has fiduciary responsibilities to GMC and its members. Other than rights to vote on certain matters, holders of the Class A and Class B interests have no right to direct the management of GMC.

        In May 2002, GMC sold approximately 30 percent of the Class A interests to an unrelated third-party investor in exchange for $150 million. The Class A interests receive quarterly preferred distributions at a floating rate equal to the three-month LIBOR plus 90 basis points. The GMC limited liability company agreement requires that the rate of the preferred distributions for the Class A interests be reset by agreement between the third-party investors and GMC every five years, beginning in May 2007. If GMC and the investors fail to mutually agree on a new rate of preferred distributions, GMC must remarket the securities. Upon a failed remarketing, the rate over LIBOR will be increased by 75 basis points (up to a maximum total of 300 basis points following a scheduled reset date). In the event of four consecutive failed remarketings, the third-party investors can force a liquidation and winding up of GMC.

        GMC has a scheduled duration of 20 years. However, GMC, through the managing member, may elect to redeem all of the Class A interests held by third-party investors at any time for an amount equal to the investors’ capital accounts, plus an optional retirement premium if such retirement occurs prior to June 2007. Under certain circumstances, GMC also may be dissolved and liquidated earlier. Events requiring liquidation include, without limitation, the bankruptcy of GMC or its subsidiaries, failure to deliver the preferred quarterly return, failure to comply with portfolio requirements, breaches of certain covenants, and four consecutive failed attempts to remarket the Class A interests. In the event of a liquidation of GMC, the third-party investors that hold the Class A interests would be entitled to repayment from the proceeds of liquidation prior to the subsidiaries of the Company that are members of GMC. The managing member may avoid liquidation in most circumstances by exercising an option to purchase the preferred interests. An election to redeem the preferred membership interests could impact the Company’s liquidity by requiring the Company to refinance the redemption price or liquidate a portion of GMC assets.

        Currently, all of the Class B interests are held by a subsidiary of the Company. The Company may offer the Class B interests and the remaining, unsold Class A interests to third-party investors on terms and conditions to be determined.

        For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of GMC are included in the Company’s consolidated financial statements. The third-party investor’s Class A interest in GMC is reflected as a minority interest on the consolidated balance sheet of the Company, and the return to the third-party investor is reflected as interest expense in the Consolidated Statements of Earnings.

        In fiscal 2003, General Mills Capital, Inc. (GM Capital), a wholly owned subsidiary, sold $150 million of its Series A preferred stock to an unrelated third-party investor. GM Capital regularly enters into transactions with the Company to purchase receivables of the Company. These receivables are included in the consolidated balance sheet and the $150 million purchase price for the Series A preferred stock is reflected as minority interest on the balance sheet. The proceeds from the issuance of the preferred stock were used to reduce short-term debt. The return to the third-party investor is reflected as interest expense in the Consolidated Statements of Earnings.

10. STOCKHOLDERS’ EQUITY

        Cumulative preference stock of 5 million shares, without par value, is authorized but unissued.

        We have a shareholder rights plan that entitles each outstanding share of common stock to one right. Each right entitles the holder to purchase one two-hundredths of a share of cumulative preference stock (or, in certain circumstances, common stock or other securities), exercisable upon the occurrence of certain events. The rights are not transferable apart from the common stock until a person or group has acquired 20 percent or more, or makes a tender offer for 20 percent or more, of the common stock. Then each right will entitle the holder (other than the acquirer) to receive, upon exercise, common stock of either the Company or the acquiring company having a market value equal to two times the exercise price of the right. The initial exercise price is $120 per right. The rights are redeemable by the Board of Directors at any time prior to the acquisition of 20 percent or more of the outstanding common stock. The shareholder rights plan has been specifically amended so that the Pillsbury transaction described in Note Two does not trigger the exercisability of the rights. The rights expire on February 1, 2006. At May 25, 2003, there were 370 million rights issued and outstanding.

        The Board of Directors has authorized the repurchase, from time to time, of common stock for our treasury, provided that the number of treasury shares shall not exceed 170 million.

        Through private transactions in fiscal 2003 and 2002 that were a part of our stock repurchase program, we issued put options and purchased call options related to our common stock. In fiscal 2003 and 2002, we issued put options for less than 1 million and 7 million shares for $1 million and $17 million in premiums paid to the Company, respectively. As of May 25, 2003, put options for less than 1 million shares remained outstanding at an exercise price of $42.50 per share with an exercise date of May 30, 2003. In fiscal 2003 and 2002, we purchased call options for 29 million and 4 million shares for $89 million and $16 million in premiums paid by the Company, respectively. As of May 25, 2003, call options for 31 million shares remained outstanding at exercise prices ranging from $48.15 to $54.84 per share with exercise dates from June 2, 2003, to October 28, 2005. See Note Eight for a description of call options purchased from Diageo plc in fiscal 2003 in connection with the issuance of zero coupon convertible debentures.

        The following table provides details of Other Comprehensive Income:

In Millions	Pretax Change	Tax (Expense) Benefit	Other Comprehensive Income

Fiscal 2001
Foreign currency translation	$(8)	$1	$(7)
Minimum pension liability	(8)	3	(5)
Other fair value changes:
Securities	8	(3)	5

Other Comprehensive Income	$(8)	$1	$(7)

Fiscal 2002
Foreign currency translation	$(4)	$—	$(4)
Minimum pension liability	7	(3)	4
Other fair value changes:
Securities	(3)	1	(2)
Hedge derivatives	(343)	127	(216)
Reclassification to earnings:
Securities	(15)	6	(9)
Hedge derivatives	163	(61)	102
Cumulative effect of adopting SFAS No. 133	(251)	93	(158)

Other Comprehensive Income	$(446)	$163	$(283)

Fiscal 2003
Foreign currency translation	$98	$—	$98
Minimum pension liability	(88)	33	(55)
Other fair value changes:
Securities	7	(3)	4
Hedge derivatives	(168)	63	(105)
Reclassification to earnings:
Securities	(14)	5	(9)
Hedge derivatives	161	(60)	101

Other Comprehensive Income	$(4)	$38	$34

        Except for reclassification to earnings, changes in Other Comprehensive Income are primarily noncash items. Accumulated Other Comprehensive Income balances, net of tax effects, were as follows:

In Millions	May 25, 2003	May 26, 2002

Foreign currency translation adjustments	$(15)	$(113)
Unrealized gain (loss) from:
Securities	11	16
Hedge derivatives	(276)	(272)
Pension plan minimum liability	(62)	(7)

Accumulated Other Comprehensive Income	$(342)	$(376)

11. STOCK PLANS

        The Company uses broad-based stock plans to help ensure alignment with stockholders’ interests. A total of 1,835,709 shares are available for grant under the 1998 senior management plan through October 1, 2005, the 1998 employee plan (which has no specified duration) and the 2001 director plan through September 30, 2006. Shares available for grant are reduced by shares issued, net of shares surrendered to the Company in stock-for-stock exercises. Options may be priced only at 100 percent of the fair market value at the date of grant. No options now outstanding have been re-priced since the original date of grant. Options now outstanding include some granted under the 1988, 1990, 1993 and 1995 option plans, under which no further rights may be granted. All options expire within 10 years and one month after the date of grant. The stock plans provide for full vesting of options upon completion of specified service periods, or in the event there is a change of control.

        Stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 1998 employee plan. Restricted stock, up to 50 percent of the value of an individual’s cash incentive award, may be granted through the Executive Incentive Plan. Certain restricted stock awards require the employee to deposit personally owned shares (on a one-for-one basis) with the Company during the restricted period. The 2001 director plan allows each nonemployee director to annually receive 1,000 restricted stock units convertible to common stock at a date of the director’s choosing following his or her one-year term. In fiscal 2003, 2002 and 2001, grants of 345,889, 691,115 and 353,500 shares of restricted stock or units were made to employees and directors with weighted average values at grant of $44.13, $46.93 and $37.61 per share, respectively. On May 25, 2003, a total of 1,613,598 restricted shares and units were outstanding under all plans.

        The following table contains information on stock option activity. Nearly 30 percent of the options outstanding at May 25, 2003, were granted under the Salary Replacement Option and Deposit Stock Option Plans, both of which have been discontinued.

	Options Exercisable (Thousands)	Weighted Average Exercise Price per Share	Options Outstanding (Thousands)	Weighted Average Exercise Price per Share

Balance at May 28, 2000	25,412	$26.40	58,290	$30.57
Granted			11,600	38.07
Exercised			(5,651)	24.60
Expired			(741)	35.98

Balance at May 27, 2001	27,724	$27.79	63,498	$32.40
Granted			14,567	48.17
Exercised			(6,569)	27.64
Expired			(421)	39.44

Balance at May 26, 2002	30,149	$29.18	71,075	$36.03
Granted			7,890	43.90
Exercised			(3,492)	29.39
Expired			(1,113)	43.76

Balance at May 25, 2003	37,743	$31.61	74,360	$37.07

        The following table provides information regarding options exercisable and outstanding as of May 25, 2003:

Range of Exercise Price per Share	Options Exercisable (Thousands)	Weighted Average Exercise Price per Share	Options Outstanding (Thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)

Under $25	4,670	$22.60	4,670	$22.60	1.27
$25–$30	10,178	26.26	10,178	26.26	1.88
$30–$35	11,308	32.39	19,161	33.28	5.65
$35–$40	7,329	37.48	8,044	37.43	5.26
$40–$45	4,153	41.89	20,171	42.27	8.17
Over $45	105	48.10	12,136	48.80	8.69

	37,743	$31.61	74,360	$37.07	5.99

        SFAS No. 123 allows either a fair value based method or an intrinsic value based method of accounting for stock-based compensation plans. We use the intrinsic value based method. Stock-based compensation expense related to restricted stock for fiscal 2003, 2002 and 2001 was $21 million, $16 million and $11 million, respectively. Stock-based compensation expense for stock options is not reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. See Note One (L) for additional details.

12. EARNINGS PER SHARE

        Basic and diluted earnings per share (EPS) were calculated using the following:

In Millions, Fiscal Year	2003	2002	2001

Net earnings	$917	$458	$665

Average number of common shares — basic EPS	369	331	284
Incremental share effect from stock options	9	11	8

Average number of common shares — diluted EPS	378	342	292

        The diluted EPS calculation does not include 13 million, 4 million and 8 million average anti-dilutive stock options, nor does it include 3 million, 13 million and 15 million average anti-dilutive put options in fiscal 2003, 2002 and 2001, respectively.

13. INTEREST EXPENSE

        The components of net interest expense are as follows:

In Millions, Fiscal Year	2003	2002	2001

Interest expense	$589	$445	$223
Capitalized interest	(8)	(3)	(2)
Interest income	(34)	(26)	(15)

Interest, net	$547	$416	$206

        During fiscal 2003, 2002 and 2001, we paid interest (net of amount capitalized) of $502 million, $346 million and $215 million, respectively.

14. RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

        We have defined-benefit retirement plans covering most employees. Benefits for salaried employees are based on length of service and final average compensation. The hourly plans include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of federal law. Our principal retirement plan covering salaried employees has a provision that any excess pension assets would vest in plan participants if the plan is terminated within five years of a change in control.

        We sponsor plans that provide health-care benefits to the majority of our retirees. The salaried health-care benefit plan is contributory, with retiree contributions based on years of service. We fund related trusts for certain employees and retirees on an annual basis.

        Trust assets related to the above plans consist principally of listed equity securities, corporate obligations and U.S. government securities.

        Reconciliation of the funded status of these plans and the amounts included in the balance sheet are as follows:

	Pension Plans		Postretirement Benefit Plans

In Millions, Fiscal Year-End	2003	2002	2003	2002

Fair Value of Plan Assets
Beginning fair value	$2,671	$1,606	$233	$237
Actual return on assets	(6)	(2)	2	(10)
Acquisition	—	1,167	—	—
Company contributions	9	7	2	29
Plan participant contributions	—	—	6	5
Benefits paid from plan assets	(133)	(107)	(41)	(28)

Ending Fair Value	$2,541	$2,671	$202	$233

Projected Benefit Obligation
Beginning obligations	$2,100	$1,077	$611	$286
Service cost	46	34	12	11
Interest cost	162	122	46	33
Plan amendment	—	21	—	(13)
Curtailment	5	5	—	2
Plan participant contributions	—	—	8	5
Actuarial loss (gain)	585	(15)	179	72
Acquisition	—	963	—	248
Actual benefits paid	(133)	(107)	(42)	(33)

Ending Obligations	$2,765	$2,100	$814	$611

Funded Status of Plans	$(224)	$571	$(612)	$(378)
Unrecognized actuarial loss	1,214	334	343	154
Unrecognized prior service costs (credits)	48	49	(14)	(17)
Unrecognized transition asset	—	(3)	—	—

Net Amount Recognized	$1,038	$951	$(283)	$(241)

Amounts Recognized on Balance Sheets
Prepaid asset	$1,084	$1,001	$—	$82
Accrued liability	(153)	(62)	(283)	(323)
Intangible asset	7	—	—	—
Minimum liability adjustment in equity	100	12	—	—

Net Amount Recognized	$1,038	$951	$(283)	$(241)

        Plans with obligations in excess of plan assets:

	Pension Plans		Postretirement Benefit Plans

In Millions, Fiscal Year-End	2003	2002	2003	2002

Accumulated benefit obligation	$329	$71	$814	$466
Plan assets at fair value	173	9	202	45

        Assumptions used in calculations are:

	Pension Plans		Postretirement Benefit Plans

	2003	2002	2003	2002

Discount rate used to determine year-end obligation	6.00%	7.50%	6.00%	7.50%
Discount rate used to determine fiscal year expense	7.50	7.75	7.50	7.75
Rate of return on plan assets	10.4	10.4	10.0	10.0
Salary increases	4.4	4.4	—	—
Annual increase in cost of benefits	—	—	8.3	8.3

        Effective with fiscal 2004, we have changed our rate of return assumptions for pension plans and postretirement benefit plans to 9.6 percent. This rate will be used in determining our fiscal 2004 pension and postretirement benefit income or expense.

        The annual increase in cost of postretirement benefits is assumed to decrease gradually in future years, reaching an ultimate rate of 5.2 percent in fiscal 2008.

        Components of net benefit (income) or expense each fiscal year are as follows:

	Pension Plans			Postretirement Benefit Plans

In Millions, Fiscal Year	2003	2002	2001	2003	2002	2001

Service cost	$46	$34	$18	$12	$11	$6
Interest cost	162	122	79	46	33	21
Expected return on plan assets	(300)	(241)	(159)	(22)	(23)	(23)
Amortization of transition asset	(3)	(15)	(15)	—	—	—
Amortization of losses	2	2	2	5	3	1
Amortization of prior service
costs (credits)	6	4	6	(2)	(1)	(2)
Settlement or curtailment losses	5	9	—	1	2	—

Net (income) expense	$(82)	$(85)	$(69)	$40	$25	$3

        Assumed trend rates for health-care costs have an important effect on the amounts reported for the postretirement benefit plans. If the health-care cost trend rate increased by 1 percentage point in each future year, the aggregate of the service and interest cost components of postretirement expense would increase for fiscal 2003 by $6 million, and the postretirement accumulated benefit obligation as of May 25, 2003, would increase by $77 million. If the health-care cost trend rate decreased by 1 percentage point in each future year, the aggregate of the service and interest cost components of postretirement expense would decrease for fiscal 2003 by $5 million, and the postretirement accumulated benefit obligation as of May 25, 2003, would decrease by $68 million.

        Certain international operations have defined-benefit pension plans that are not presented in the tables above. These international operations have prepaid pension assets of less than $1 million and accrued pension plan liabilities of $4 million as of the end of fiscal 2003; pension expense associated with these plans for fiscal 2003 was $3 million.

        The Company’s total expense related to defined-contribution plans recognized in fiscal 2003, 2002 and 2001 was $30 million, $9 million and $8 million, respectively. The General Mills Savings Plan is a defined contribution plan that covers salaried and nonunion employees. It had net assets of $1,597 million as of May 25, 2003, and $1,666 million as of May 26, 2002. This plan is a 401(k) savings plan that includes a number of investment funds and an Employee Stock Ownership Plan (ESOP). The ESOP’s only assets are Company common stock and temporary cash balances. The ESOP’s share of the total defined contribution expense was $26 million, $3 million and $7 million, respectively. The ESOP’s expense is calculated by the “shares allocated” method.

        The ESOP uses Company common stock to convey benefits to employees and, through increased stock ownership, to further align employee interests with those of shareholders. The Company matches a percentage of employee contributions to the ESOP with a base match plus a variable year-end match that depends on annual results. Employees receive the Company match in the form of common stock.

        The ESOP originally purchased Company common stock principally with funds borrowed from third parties (and guaranteed by the Company). The ESOP shares are included in net shares outstanding for the purposes of calculating earnings per share. The ESOP’s third-party debt is described in Note Eight.

        The Company treats cash dividends paid to the ESOP the same as other dividends. Dividends received on leveraged shares (i.e., all shares originally purchased with the debt proceeds) are used for debt service, while dividends received on unleveraged shares are passed through to participants.

        The Company’s cash contribution to the ESOP is calculated so as to pay off enough debt to release sufficient shares to make the Company match. The ESOP uses the Company’s cash contributions to the plan, plus the dividends received on the ESOP’s leveraged shares, to make principal and interest payments on the ESOP’s debt. As loan payments are made, shares become unencumbered by debt and are committed to be allocated. The ESOP allocates shares to individual employee accounts on the basis of the match of employee payroll savings (contributions), plus reinvested dividends received on previously allocated shares. In fiscal 2003, 2002 and 2001, the ESOP incurred interest expense of $1 million, $2 million and $3 million, respectively. The ESOP used dividends of $6 million, $8 million and $7 million, along with Company contributions of $26 million, $3 million and $6 million to make interest and principal payments in the respective years.

        The number of shares of Company common stock in the ESOP is summarized as follows:

Number of Shares, in Thousands	May 25, 2003	May 26, 2002

Unreleased shares	844	1,170
Committed to be allocated	12	15
Allocated to participants	5,788	5,500

Total shares	6,644	6,685

15. PROFIT-SHARING PLAN

        The Executive Incentive Plan provides incentives to key employees who have the greatest potential to contribute to current earnings and successful future operations. All employees at the level of vice president and above participate in the plan. These awards are approved by the Compensation Committee of the Board of Directors, which consists solely of independent, outside directors. Awards are based on performance against pre-established goals approved by the Committee. Profit-sharing expense was $19 million, $11 million and $12 million in fiscal 2003, 2002 and 2001, respectively.

16. INCOME TAXES

        The components of earnings before income taxes and earnings of joint ventures and the corresponding income taxes thereon are as follows:

In Millions, Fiscal Year	2003	2002	2001

Earnings before income taxes:
U.S.	$1,272	$653	$991
Foreign	44	14	7

Total earnings before income taxes	$1,316	$667	$998

Income taxes:
Current:
Federal	$384	$127	$283
State and local	24	8	20
Foreign	25	11	(2)

Total current	433	146	301

Deferred:
Federal	30	84	42
State and local	5	15	5
Foreign	(8)	(6)	2

Total deferred	27	93	49

Total Income Taxes	$460	$239	$350

        In fiscal 2003, we paid income taxes of $248 million and received a $109 million refund of fiscal 2002 tax overpayments. During fiscal 2002 and 2001, we paid income taxes of $196 million and $231 million, respectively.

        In fiscal 1982 and 1983 we purchased certain income tax items from other companies through tax lease transactions. Total current income taxes charged to earnings reflect the amounts attributable to operations and have not been materially affected by these tax leases. Actual current taxes payable relating to fiscal 2003, 2002 and 2001 operations were increased by approximately $4 million, $3 million and $16 million, respectively, due to the current effect of tax leases. These tax payments do not affect taxes for statement of earnings purposes since they repay tax benefits realized in prior years.

        The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

Fiscal Year	2003	2002	2001

U.S. statutory rate	35.0%	35.0%	35.0%

State and local income taxes, net of federal tax benefits	1.5	2.3	1.6
Other, net	(1.5)	(1.5)	(1.6)

Effective Income Tax Rate	35.0%	35.8%	35.0%

        The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 25, 2003	May 26, 2002

Accrued liabilities	$122	$106
Restructuring / disposition charges	100	104
Compensation and employee benefits	245	111
Unrealized hedge losses	172	163
Unrealized capital or related losses	781	—
Tax credit carryforwards	69	51
Other	8	23

Gross deferred tax assets	1,497	558

Brands	1,322	—
Depreciation	225	281
Prepaid pension asset	407	289
Intangible assets	52	22
Tax lease transactions	68	71
Other	63	51

Gross deferred tax liabilities	2,137	714

Valuation allowance	791	10

Net Deferred Tax Liability	$1,431	$166

        Of the total valuation allowance, $781 million relates to a deferred tax asset for unrealized capital or related losses recorded as part of the Pillsbury acquisition. In the future, if tax benefits are realized related to these losses, the reduction in the valuation allowance will be allocated to reduce goodwill.

        We have not recognized a deferred tax liability for unremitted earnings of $444 million from our foreign operations because we do not expect those earnings to become taxable to us in the foreseeable future and because a determination of the potential liability is not practicable. If a portion were to be remitted, we believe income tax credits would substantially offset any resulting tax liability.

        We have capital loss carryforwards of approximately $290 million which will expire in 2007.

17. LEASES AND OTHER COMMITMENTS

        An analysis of rent expense by property leased follows:

In Millions, Fiscal Year	2003	2002	2001

Warehouse space	$30	$26	$25
Equipment	29	23	11
Other	29	19	7

Total Rent Expense	$88	$68	$43

        Some leases require payment of property taxes, insurance and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

        Noncancelable future lease commitments (in millions) are: $69 in fiscal 2004, $63 in fiscal 2005, $54 in fiscal 2006, $50 in fiscal 2007, $46 in fiscal 2008 and $172 after fiscal 2008, with a cumulative total of $454. These future lease commitments will be partially offset by future sublease receipts of $46 million.

        We are contingently liable under guarantees and comfort letters for $172 million. The guarantees and comfort letters are principally issued to support borrowing arrangements, primarily for our joint ventures.

        The Company is involved in various claims, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, either individually or in aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

18. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

        We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories.

        Following the acquisition of Pillsbury, we restructured our management organization. Consistent with our new organization and SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have aggregated our operating segments into three reportable segments: 1) U.S. Retail; 2) Bakeries and Foodservice; and 3) International. The U.S. Retail segment consists of cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and other. Our Bakeries and Foodservice segment consists of products marketed to bakeries and offered to the commercial and noncommercial foodservice sectors throughout the United States and Canada. The International segment includes our retail business outside the United States and our foodservice business outside of the United States and Canada. At the beginning of fiscal 2003, the Lloyd’s foodservice and the bakery flour businesses were realigned from the U.S. Retail segment to the Bakeries and Foodservice segment. All prior year amounts are restated for comparative purposes.

        During fiscal 2003, one customer, Wal-Mart Stores, Inc., accounted for approximately 13 percent of the Company’s consolidated net sales and 17 percent of the Company’s sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of the Company’s consolidated net sales. In the U. S. Retail and Bakeries and Foodservice segments, the top five customers accounted for approximately 43 percent and 35 percent of fiscal 2003 net sales, respectively.

        Management reviews operating results to evaluate segment performance. Operating profit for the reportable segments excludes general corporate items, and restructuring and other exit costs. Interest expense and income taxes are centrally managed at the corporate level and, therefore, are not allocated to segments since they are excluded from the measure of segment profitability reviewed by the Company’s management. Under our supply chain organization, our manufacturing, warehouse, distribution and sales activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures for long-lived assets, and depreciation and amortization expenses are not maintained nor available by operating segment.

        The measurement of operating segment results is generally consistent with the presentation of the consolidated statements of earnings. Intercompany transactions between reportable operating segments were not material in the periods presented.

In Millions, Fiscal Year	2003	2002	2001

Net Sales:
U.S. Retail	$7,407	$5,907	$4,565
Bakeries and Foodservice	1,799	1,264	622
International	1,300	778	263

Total	$10,506	$7,949	$5,450

Operating Profit:
U.S. Retail	$1,754	$1,057	$1,053
Bakeries and Foodservice	156	155	95
International	91	45	17

Total	2,001	1,257	1,165
Unallocated corporate (expense) income	(76)	(40)	51
Restructuring and other exit costs	(62)	(134)	(12)
Interest, net	(547)	(416)	(206)

Earnings before taxes and earnings from Joint Ventures	1,316	667	998
Income Taxes	(460)	(239)	(350)
Earnings from Joint Ventures	61	33	17

Earnings before cumulative effect of change in accounting principle	917	461	665
Cumulative effect of change in accounting principle	—	(3)	—

Net Earnings	$917	$458	$665

        The following table provides net sales information for our primary product categories:

In Millions, Fiscal Year	2003	2002	2001

Product Categories:
U.S. Retail:
Big G Cereals	$1,998	$1,866	$1,963
Meals	1,702	1,144	568
Pillsbury USA	1,438	793	—
Baking Products	549	567	611
Snacks	788	722	711
Yogurt/Organic Foods/Other	932	815	712

Total U.S. Retail	7,407	5,907	4,565

Bakeries and Foodservice	1,799	1,264	622

International:
Canada	383	283	177
Rest of World	917	495	86

Total International	1,300	778	263

Consolidated Total	$10,506	$7,949	$5,450

        The following table provides earnings information for our joint venture activities by operating segment:

In Millions, Fiscal Year	2003	2002	2001

Earnings (Loss) After Tax:
U.S. Retail	$(5)	$(6)	$—
International	66	39	17

Total	$61	$33	$17

        The following table provides financial information identified by geographic area:

In Millions, Fiscal Year	2003	2002	2001

Net sales:
U.S.	$9,144	$7,139	$5,187
Non-U.S.	1,362	810	263

Consolidated Total	$10,506	$7,949	$5,450

Long-lived assets:
U.S.	$2,713	$2,549	$1,488
Non-U.S.	267	215	13

Consolidated Total	$2,980	$2,764	$1,501

19. QUARTERLY DATA (UNAUDITED)

        Summarized quarterly data for 2003 and 2002 follows:

In Millions, Except per Share and Market Price Amounts	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2003	2002	2003	2002	2003	2002	2003	2002

Net sales	$2,362	$1,404	$2,953	$1,842	$2,645	$2,379	$2,546	$2,324
Gross profit	1,013	694	1,242	821	1,078	912	1,064	860
Earnings before cumulative effect of change in accounting principle	176	191	276	131	240	82	225	57
Net earnings	176	188	276	131	240	82	225	57
Earnings per share before cumulative effect of change in accounting principle:
Basic	.48	.67	.75	.43	.65	.23	.61	.16
Diluted	.47	.65	.73	.41	.63	.22	.59	.15
Net earnings per share:
Basic	.48	.66	.75	.43	.65	.23	.61	.16
Diluted	.47	.64	.73	.41	.63	.22	.59	.15
Dividends per share	.275	.275	.275	.275	.275	.275	.275	.275
Market price of common stock:
High	45.86	45.36	46.24	51.16	48.18	52.86	46.90	50.39
Low	37.38	42.05	39.85	42.50	43.00	43.22	41.43	41.61

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        No matters require disclosure here.

Item 9A. Controls and Procedures.

        The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 25, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended May 25, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information contained in the sections entitled “Nominees For the Board of Directors,” “Director Compensation and Benefits” and “Section 16(a): Beneficial Ownership Reporting Compliance” contained in Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders is incorporated herein by reference.

        The information regarding the Registrant’s audit committee financial experts set forth in the sections entitled “Board Committees and their Functions” and “Report of the Audit Committee” contained in the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders is incorporated herein by reference.

        On April 25, 2003, the Company adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is available on the Company’s Web site at www.generalmills.com. The Company intends to post on its Web site any amendments to, or waivers from, its Code of Conduct within two days of any such amendment or waiver.

Item 11. Executive Compensation.

        The information contained in the section entitled “Executive Compensation” in the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders is incorporated herein by reference. The information appearing under the heading “Report of Compensation Committee on Executive Compensation” is not incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information contained in the section entitled “Stock Ownership of General Mills Directors, Nominees, Officers and Certain Beneficial Owners” in the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders is incorporated herein by reference.

        The information contained in the section entitled “Equity Compensation Plan Information” in the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders is also incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        The information set forth in the section entitled “Certain Relationships and Transactions with Management” contained in the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountants Fees and Services.

        The information contained in the section entitled “Independent Auditor Fees” in the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders is incorporated herein by reference.

        The Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.  Financial Statements:

      The following financial statements are included in this report under Item 8:

      Consolidated Statements of Earnings for the Fiscal Years Ended May 25, 2003, May 26, 2002 and May 27, 2001.

      Consolidated Balance Sheets at May 25, 2003 and May 26, 2002.

      Consolidated Statements of Cash Flows for the Fiscal Years Ended May 25, 2003, May 26, 2002 and May 27, 2001.

      Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended May 25, 2003, May 26, 2002 and May 27, 2001.

      Notes to Consolidated Financial Statements.

      Independent Auditors’ Report.

2. Financial Statement Schedules:

For the Fiscal Years Ended May 25, 2003, May 26, 2002 and May 27, 2001:

      II – Valuation and Qualifying Accounts

3. Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed July 20, 2000).
2.2	First Amendment, dated as of April 12, 2001, to Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed April 13, 2001).
2.3	Second Amendment, dated as of October 31, 2001, to Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed November 2, 2001).
3.1	Registrant’s Restated Certificate of Incorporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended May 26, 2002).
3.2	Registrant’s By-Laws, as amended to date (incorporated herein by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
4.1	Indenture between Registrant and U.S. Bank Trust National Association (f.k.a. Continental Illinois National Bank and Trust Company of Chicago), as amended to date, by Supplemental Indentures Nos. 1 through 8 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended May 26, 2002).
4.2	Rights Agreement, dated as of December 11, 1995, between Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank Minnesota, N.A.) (incorporated herein by reference to Exhibit 1 to Registrant’s Registration Statement on Form 8-A filed January 2, 1996).
4.3	Indenture between Registrant and U.S. Bank Trust National Association (f.k.a. First Trust of Illinois, National Association) dated February 1, 1996 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 effective February 23, 1996).
4.4	Indenture between Ralcorp Holdings, Inc. and The First National Bank of Chicago, as supplemented to date by the First Supplemental Indenture among Ralcorp Holdings, Inc., Registrant and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.4 to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended May 26, 2002).
4.5	Amendment No. 1, dated as of July 16, 2000, to the Rights Agreement, dated as of December 11, 1995, between Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 1 to Registrant’s Report on Form 8-A/A dated July 25, 2000).
4.6	Indenture, dated as of October 28, 2002, between the Registrant and BNY Midwest Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.7	Resale Registration Rights Agreement, dated October 28, 2002, among the Registrant, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as Representatives of the several Initial Purchasers (incorporated herein by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed November 12, 2002).

Exhibit No.	Description

4.8	Call Option Agreement, dated as of October 23, 2002, by and between the Registrant and Diageo Midwest B.V. (incorporated herein by reference to Exhibit 4.4 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.9	Call Option Agreement, dated as of October 28, 2002, by and between the Registrant and Diageo Midwest, B.V. (incorporated herein by reference to Exhibit 4.5 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.10	Form of 5 1/8% Note due 2007 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed February 21, 2002).
4.11	Form of 6% Note due 2012 (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed February 21, 2002).
4.12	Form of Zero Coupon Convertible Debenture due 2022 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed November 12, 2002).
10.1*	Stock Option and Long-Term Incentive Plan of 1988, as amended to date (incorporated herein by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.2	Addendum No. 3, effective as of March 15, 1993, to Protocol of Cereal Partners Worldwide (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.3*	1998 Employee Stock Plan, as amended to date (incorporated herein by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended May 26, 2002).
10.4*	Amended and Restated Executive Incentive Plan, as amended to date.
10.5*	Management Continuity Agreement, as amended to date (incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
10.6*	Supplemental Retirement Plan, as amended to date (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.7*	Executive Survivor Income Plan, as amended to date (incorporated herein by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.8*	Executive Health Plan, as amended to date (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the period ended February 24, 2002).
10.9*	Supplemental Savings Plan, as amended to date (incorporated herein by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.10*	1996 Compensation Plan for Non-Employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.11*	General Mills, Inc. 1995 Salary Replacement Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.12*	General Mills, Inc. Deferred Compensation Plan, as amended to date.
10.13*	Supplemental Benefits Trust Agreement, dated February 9, 1987, as amended and restated as of September 26, 1988 (incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.14*	Supplemental Benefits Trust Agreement, dated September 26, 1988 (incorporated herein by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.15	Agreements, dated November 29, 1989, by and between General Mills, Inc. and Nestlé, S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.16	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989 (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
10.17*	1990 Salary Replacement Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.18	Addendum No. 2, dated March 16, 1993, to Protocol of Cereal Partners Worldwide (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998).
10.19	Agreement, dated July 31, 1992, by and between General Mills, Inc. and PepsiCo, Inc. (incorporated herein by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

ExhibitNo.	Description

10.20*	Stock Option and Long-Term Incentive Plan of 1993, as amended to date (incorporated herein by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.21	Standstill Agreement with CPC International, Inc. dated October 17, 1994 (incorporated herein by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.22*	1998 Senior Management Stock Plan, as amended to date.
10.23*	2001 Compensation Plan for Non-employee Directors, as amended to date.
10.24	Stockholders Agreement, dated as of October 31, 2001, by and among the Registrant, Diageo PLC and Gramet Holdings Corp. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed November 2, 2001).
10.25	First Amendment to Stockholders Agreement, dated as of October 28, 2002, among the Registrant, Gramet Holdings Corp. and Diageo plc (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed November 12, 2002).
12	Statement of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of General Mills, Inc.
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.1	364-Day Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended February 25, 2001).
99.2	Five-year Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended February 25, 2001).
99.3	Amendment No. 1, dated as of October 31, 2001, to 364-Day Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K filed February 4, 2002).
99.4	Amendment No. 1, dated as of October 31, 2001, to Five-Year Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.3 to Registrant’s Report on Form 8-K filed February 4, 2002).
99.5	Amendment No. 2, dated as of January 23, 2002, to 364-Day Credit Agreement, dated as of January 24, 2001, among the Registrant, JPMorgan Chase Bank (successor to The Chase Manhattan Bank), as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.2 to Registrant’s Report on Form 8-K filed February 4, 2002).
99.6	Amendment No. 2, dated August 26, 2002, to Five-Year Credit Agreement, dated January 24, 2001, among the Company, JPMorgan Chase Bank (successor to The Chase Manhattan Bank), as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2002).
99.7	Amendment No. 3, dated August 26, 2002, to 364-Day Credit Agreement, dated January 24, 2001, among the Company, JPMorgan Chase Bank (successor to The Chase Manhattan Bank), as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2002).

Exhibit No.	Description

99.8	Amendment No. 4, dated January 21, 2003, to 364-Day Credit Agreement, dated January 24, 2001, among the Company, JPMorgan Chase Bank (successor to The Chase Manhattan Bank), as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K filed January 24, 2003).

*Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.

        The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

(b)  Reports on Form 8-K.

    On March 19, 2003, the Registrant filed a Report on Form 8-K to file a press release announcing its financial results for the third quarter ended February 23, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MILLS, INC.

Dated: July 30, 2003

By: /s/ S. S. MARSHALL
S. S. Marshall
Senior Vice President, Corporate Affairs,
General Counsel and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN R. DEMERITT (Stephen R. Demeritt)	Director Vice Chairman	July 30, 2003
/s/ L. DE SIMONE (Livio D. DeSimone)	Director	July 30, 2003
/s/ W.T. ESREY (William T. Esrey)	Director	July 30, 2003
/s/ R.V. GILMARTIN (Raymond V. Gilmartin)	Director	July 30, 2003
/s/ JUDITH RICHARDS HOPE (Judith R. Hope)	Director	July 25, 2003
/s/ ROBERT L. JOHNSON (Robert L. Johnson)	Director	July 30, 2003
/s/ HEIDI G. MILLER (Heidi G. Miller)	Director	July 24, 2003
/s/ HILDA OCHOA-BRILLEMBOURG (Hilda Ochoa-Brillembourg)	Director	July 25, 2003
/s/ S.W. SANGER (Stephen W. Sanger)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	July 30, 2003
/s/ A. MICHAEL SPENCE (A. Michael Spence)	Director	July 23, 2003

Signature	Title	Date

/s/ DOROTHY A. TERRELL (Dorothy A. Terrell)	Director	July 30, 2003
/s/ R.G. VIAULT (Raymond G. Viault)	Director Vice Chairman	July 23, 2003
/s/ PAUL S. WALSH (Paul S. Walsh)	Director	July 30, 2003
/s/ JAMES A. LAWRENCE (James A. Lawrence)	Executive Vice President Chief Financial Officer (Principal Financial Officer)	July 30, 2003
/s/ KENNETH L. THOME (Kenneth L. Thome)	Senior Vice President, Financial Operations (Principal Accounting Officer)	July 30, 2003

GENERAL MILLS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Year ended

	May 25, 2003	May 26, 2002	May 27, 2001

Allowance for possible losses on accounts receivable:
Balance at beginning of year	$21	$6	$6
Additions charged to expense	8	3	1
Additions from acquisitions	—	15	—
Bad debt write-offs	(6)	(2)	(2)
Other adjustments and reclassifications	5	(1)	1

Balance at end of year	$28	$21	$6

Valuation allowance for deferred tax assets:
Balance at beginning of year	$10	$3	$5
Additions charged to expense	—	7	—
Additions from acquisitions	781	—	—
Reductions credited to expense	—	—	(2)

Balance at end of year	$791	$10	$3

Reserve for restructuring and other exit charges:
Balance at beginning of year	$107	$9	$10
Additions charged to expense	62	134	12
Net amounts utilized for restructuring activities	(132)	(36)	(13)

Balance at end of year	$37	$107	$9

Reserve for LIFO valuation
Balance at beginning of year	$31	$30	$32
Increment (Decrement)	(4)	1	(2)

Balance at end of year	$27	$31	$30