Form 10-Q
period 2003-08-24
GENERAL MILLS INC
filed 2003-10-07
CIK 40704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 1-1185

GENERAL MILLS, INC. (Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Number One General Mills Boulevard
Minneapolis, MN	55426
(Mail: P.O. Box 1113)	(Mail: 55440)
(Address of principal executive offices)	(Zip Code)

(763) 764-7600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

As of September 23, 2003, General Mills had 373,368,627 shares of its $.10 par value common stock outstanding (excluding 128,938,037 shares held in treasury).

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

	Thirteen Weeks Ended
	August 24, 2003	August 25, 2002

Net Sales	$2,518	$2,362
Costs and Expenses:
Cost of sales	1,474	1,349
Selling, general and administrative	591	584
Interest, net	134	142
Restructuring and other exit costs	—	41

Total Costs and Expenses	2,199	2,116

Earnings before Taxes and Earnings
from Joint Ventures	319	246
Income Taxes	112	87
Earnings from Joint Ventures	20	17

Net Earnings	$227	$176

Earnings per Share – Basic	$.61	$.48

Average Number of Common Shares –
Basic	372	367

Earnings per Share – Diluted	$.59	$.47

Average Number of Common Shares –
Assuming Dilution	382	376

Dividends per Share	$.275	$.275

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Millions)

	(Unaudited)	(Unaudited)

	August 24, 2003	August 25, 2002	May 25, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$565	$745	$703
Receivables	1,047	1,059	980
Inventories:
Valued primarily at FIFO	364	379	315
Valued at LIFO (FIFO value exceeds LIFO by
$27, $31 and $27, respectively)	970	880	767
Prepaid expenses and other current assets	169	131	184
Deferred income taxes	195	226	230

Total Current Assets	3,310	3,420	3,179

Land, Buildings and Equipment, at Cost	5,032	4,695	4,929
Less accumulated depreciation	(2,035)	(1,935)	(1,949)

Net Land, Buildings and Equipment	2,997	2,760	2,980
Goodwill	6,653	8,474	6,650
Other Intangible Assets	3,620	90	3,622
Other Assets	1,812	1,853	1,796

Total Assets	$18,392	$16,597	$18,227

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,301	$1,328	$1,303
Current portion of long-term debt	82	229	105
Notes payable	1,364	3,269	1,236
Other current liabilities	614	769	800

Total Current Liabilities	3,361	5,595	3,444
Long-term Debt	7,523	5,547	7,516
Deferred Income Taxes	1,701	398	1,661
Other Liabilities	1,098	1,097	1,131

Total Liabilities	13,683	12,637	13,752

Minority Interests	300	299	300
Stockholders’ Equity:
Cumulative preference stock, none issued	—	—	—
Common stock, 502 shares issued	5,698	5,743	5,684
Retained earnings	3,204	2,643	3,079
Less common stock in treasury, at cost, shares
of 129, 134 and 132, respectively	(4,125)	(4,273)	(4,203)
Unearned compensation	(48)	(57)	(43)
Accumulated other comprehensive income	(320)	(395)	(342)

Total Stockholders’ Equity	4,409	3,661	4,175

Total Liabilities and Equity	$18,392	$16,597	$18,227

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Thirteen Weeks Ended

	August 24, 2003	August 25, 2002

Cash Flows – Operating Activities:
Net earnings	$227	$176
Adjustments to reconcile net earnings to cash flow:
Depreciation and amortization	93	90
Deferred income taxes	61	40
Changes in current assets and liabilities
excluding effects of businesses acquired	(465)	(37)
Tax benefit on exercised options	17	4
Pension and other postretirement activity	(15)	(26)
Restructuring and other exit costs	—	41
Other, net	13	(18)

Net Cash (Used) Provided by Operating Activities	(69)	270

Cash Flows – Investment Activities:
Purchases of land, buildings and equipment	(119)	(94)
Investments in businesses, intangibles and affiliates,
net of investment returns and dividends	(10)	(38)
Purchases of marketable investments	(3)	(4)
Proceeds from sale of marketable investments	40	—
Proceeds from disposal of land, buildings & equipment	4	—
Other, net	(25)	(28)

Net Cash Used by Investment Activities	(113)	(164)

Cash Flows – Financing Activities:
Change in notes payable	131	(333)
Issuance of long-term debt	75	4
Payment of long-term debt	(104)	(68)
Proceeds from minority investors, net	—	147
Common stock issued	47	20
Purchases of common stock for treasury	(2)	(17)
Dividends paid	(102)	(101)
Other, net	(1)	12

Net Cash Provided (Used) by Financing Activities	44	(336)

Decrease in Cash and Cash Equivalents	$(138)	$(230)

Cash Flows from Changes in Current Assets and
Liabilities, Excluding Effects of Businesses Acquired:
Receivables	(58)	(35)
Inventories	(251)	(203)
Prepaid expenses and other current assets	15	26
Accounts payable	(9)	120
Other current liabilities	(162)	55

Changes in Current Assets and Liabilities	$(465)	$(37)

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Background

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 24, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2004.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Form 10-K for the year ended May 25, 2003. The accounting policies used in preparing these consolidated condensed financial statements are the same as those described in Note One of our Form 10-K.

Certain amounts in prior-period consolidated condensed financial statements have been reclassified to conform with current period classifications. Certain expenses, amounting to $37 million in the first quarter of fiscal 2003, have been reclassified from cost of sales to selling, general and administrative expense to more appropriately categorize these expenses that are not clearly associated with production activity. In addition, certain items reported in the first quarter of fiscal 2003 as unusual items have been reclassified to restructuring and other exit costs ($41 million), and to selling, general and administrative expense ($14 million).

Stock-based Compensation Expense for Stock Options

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

	13 Weeks Ended
In Millions, except per share data	Aug. 24, 2003	Aug. 25, 2002

Net earnings, as reported	$227	$176

Add: Stock-based employee compensation
expense included in reported net
earnings, net of related tax effects	3	3
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(14)	(16)

Pro forma net earnings	$216	$163

Earnings per share:
Basic – as reported	$.61	$.48
Basic – pro forma	$.58	$.44
Diluted – as reported	$.59	$.47
Diluted – pro forma	$.57	$.44

The weighted average fair values at grant date of the options granted in the first quarter fiscal 2004 and first quarter fiscal 2003 were estimated as $9.27 and $8.63, respectively, using the Black-Scholes option-pricing model.

(2) Restructuring and Other Exit Costs

In the first quarter of fiscal 2003, we recorded $41 million of restructuring and other exit costs associated with the closure of our St. Charles, Illinois plant. These costs primarily include severance and pension curtailment costs related to 264 employees and the write-down of $27 million of production assets that had a carrying value of $32 million.

(3) Debt

On August 11, 2003, we entered into a $75 million five year term (callable after two years) bank borrowing agreement. The floating rate coupon is one month LIBOR plus 15 basis points and interest will be paid on a monthly basis. This borrowing did not utilize any of our existing shelf registration. During the first quarter, we called $80 million face amount of medium-term notes with interest rates ranging from 7.18% to 7.28%.

As of August 24, 2003, approximately $4.0 billion remained available under our existing shelf registration statement for future use, which includes the unused portion of the Core Notes program.

On September 24, 2003, subsequent to quarter end, we sold $500 million of 2 5/8% fixed-rate notes due October 24, 2006. Interest on these notes is payable semiannually on April 24 and October 24, beginning April 24, 2004. Concurrently, we entered into an interest rate swap for $500 million notional amount where we receive 2 5/8% fixed interest and pay LIBOR plus 11 basis points. After giving effect to the issuance of these notes, approximately $3.5 billion remains available under our existing shelf registration, which includes the unused portion of the Core Notes program.

(4) Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

	Thirteen Weeks Ended August 24, 2003					Thirteen Weeks Ended August 25, 2002
	Pretax		Tax		Net	Pretax		Tax		Net

Net Earnings	$		$		$227	$		$		$176

Other Comprehensive Income
(Loss):

Foreign currency
translation adjustments		(13)		-	(13)		15		-	15

Other Fair Value Changes:
Securities		6		(2)	4		8		(3)	5
Hedge derivatives		5		(2)	3		(121)		45	(76)

Reclassification to earnings:
Securities		(9)		4	(5)		-		-	-
Hedge derivatives		53		(20)	33		59		(22)	37

		$42		$(20)	$22		$(39)		$20	$(19)

Comprehensive Income					$249					$157

Accumulated other comprehensive income (loss) balances were as follows (in millions):

	Aug. 24, 2003	Aug. 25, 2002	May 25, 2003

Foreign currency
translation adjustments	$(28)	$(98)	$(15)
Unrealized gain (loss) from:
Securities	10	21	11
Hedge derivatives	(240)	(311)	(276)
Pension plan minimum liability	(62)	(7)	(62)

Accumulated other comprehensive income	$(320)	$(395)	$(342)

The changes in other comprehensive income are primarily non-cash items.

(5) Statements of Cash Flows

During the first three months of fiscal 2004, we made interest payments of $157 million (net of amounts capitalized), versus $154 million last year. In the first three months of fiscal 2004, we made tax payments of $28 million. In the corresponding period of fiscal 2003, we made tax payments of $16 million and received a $109 million refund of fiscal 2002 tax overpayments.

(6) Operating Segments

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories.

We have aggregated our operating segments into three reportable segments: 1) U.S. Retail; 2) Bakeries and Foodservice; and 3) International. U.S. Retail consists of cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our Bakeries and Foodservice segment consists of products marketed to bakeries and offered to the commercial and non-commercial foodservice sectors throughout the United States and Canada. The International segment is comprised of retail markets outside of the United States and foodservice markets outside of the United States and Canada.

Management reviews operating results to evaluate segment performance. Operating profit for the reportable segments excludes general corporate expenses, restructuring and other exit costs, interest expense and income taxes as they are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by the Company’s management. Under our supply chain organization, our manufacturing, warehouse, distribution and sales activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures, and depreciation and amortization expenses are not maintained nor available by operating segments.

The measurement of operating segment results is consistent with the presentation of the Consolidated Statements of Earnings. Intercompany transactions between reportable operating segments were not material in the periods presented.

Operating Segments
(In Millions)

	Thirteen Weeks Ended
	Aug. 24, 2003	Aug. 25, 2002

Net Sales:
U.S. Retail	$1,723	$1,610
Bakeries and Foodservice	428	438
International	367	314

Total	$2,518	$2,362

Operating Profit:
U.S. Retail	$399	$361
Bakeries and Foodservice	29	53
International	24	22

Total	452	436
Unallocated corporate items	1	(7)
Restructuring and other exit costs	—	(41)
Interest, net	(134)	(142)

Earnings before taxes and
earnings from joint ventures	319	246

Income Taxes	(112)	(87)

Earnings from Joint Ventures	20	17

Net Earnings	$227	$176

(7) New Accounting Standards

In May 2003, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For us, it will be implemented in our second quarter of fiscal 2004 by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of that period. Restatement of previously issued financial statements is not permitted. The adoption of this Statement will not have a material impact on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition
                         and Results of Operations

FINANCIAL CONDITION

During the first quarter of fiscal 2004, operating activities used cash of $69 million. This was due to an increase in working capital of $465 million, more than offsetting cash flow from earnings, depreciation, amortization and deferred income taxes of $381 million. The increased working capital was due primarily to the seasonal build-up in inventory and receivables. Operating activities generated cash flow of $270 million in the first quarter of fiscal 2003. This was due to cash flow from earnings, depreciation, amortization and deferred income taxes of $306 million, more than offsetting an increase in working capital of $37 million. The normal seasonal increase in working capital was greater in the first quarter of fiscal 2004 than in fiscal 2003. Certain factors contributing to the greater increase included: (1) $29 million in additional inventories related to new products and the timing of the receipt of certain vegetable crops, (2) $20 million in certain commodity raw materials, and (3) net income tax payments of $28 million in the first quarter of fiscal 2004 versus net refunds of $93 million in the first quarter of fiscal 2003.

During the first three months of fiscal 2004, investments for land, buildings and equipment and intangibles totaled $119 million. We estimate that capital expenditures for fiscal 2004 will be approximately $650 million.

As of August 24, 2003, we had adjusted debt plus minority interests of approximately $9.3 billion compared to $9.0 billion at the end of fiscal 2003; this increase is due primarily to seasonal working capital requirements. Adjusted debt plus minority interests is comprised of total debt plus minority interests plus the debt equivalent of leases minus certain cash and cash equivalents and marketable investments, at cost. Approximately 72 percent of our debt was long term, 21 percent was short term (excluding the impact of reclassification from our long-term credit facility), and the balance was leases and tax-benefit leases.

During fiscal 2002, General Mills filed a shelf registration statement with the Securities and Exchange Commission covering the sale of up to $8.0 billion in debt securities. As of August 24, 2003, approximately $4.0 billion remained available under the shelf registration statement for future debt issuance, which includes the unused portion of the Core Notes program. An issuance of debt of $500 million subsequent to quarter end brings the available balance to $3.5 billion.

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Canada, as well as in Europe. Our commercial paper borrowings are supported by $2.2 billion in fee-paid committed credit lines. As part of our core facilities we have $1.1 billion in 364-day facilities that expire in January 2004, and $1.1 billion in five-year facilities that expire in January 2006. As of August 24, 2003, the Company had no outstanding borrowings under these facilities.

We believe that cash flows from operations together with available short- and long-term debt financing will be adequate to meet our liquidity and capital needs.

There were no material changes outside the ordinary course of our business in our contractual obligations during the first quarter of fiscal 2004.

RESULTS OF OPERATIONS

Thirteen-Week Results

Net sales for the thirteen weeks ended August 24, 2003 grew 7 percent to $2.52 billion. This 7 percent sales increase was generated with worldwide unit volume growth of 3 percent. Pricing increases on certain products and favorable foreign exchange combined to add 5 percentage points of sales growth, while promotional spending grew slightly faster than sales for this period. Cost of goods sold as a percent of sales increased from 57.1 percent to 58.5 percent. Manufacturing realignment underway in our Bakeries and Foodservice segment is the primary factor driving these higher supply chain costs. Selling, general and administrative expense as a percent of sales in the quarter improved from 24.7 percent last year to 23.5 percent this year, primarily due to productivity.

Reported net earnings were $227 million in the first quarter of fiscal 2004 as compared to $176 million last year. Basic earnings per share of 61 cents for the first quarter ended August 24, 2003, were up 27 percent from 48 cents a year earlier. Diluted earnings per share of 59 cents for the first quarter of fiscal 2004 were up 26 percent from 47 cents per share earned in the same period last year.

Selling, general and administrative costs include certain infrequently occurring items. In the first quarter of fiscal 2004, we recorded $15 million of costs related to the execution of the integration of Pillsbury, including consulting, system conversions, relocation, training and communications, compared to $14 million of similar types of costs in the first quarter of fiscal 2003.

U.S. Retail Segment Results

Net sales for General Mills’ domestic retail operations grew 7 percent to $1.72 billion for the quarter, and operating profits rose 11 percent to $399 million. Unit volume grew 4 percent. The Meals division made the strongest contribution to the unit volume performance, with a 7 percent overall increase, led by Progresso soups, Green Giant vegetables and Betty Crocker dinner mixes. Yoplait yogurt volume grew 11 percent, with strength on core established lines and the national expansion of Nouriche yogurt beverages. Snacks unit volume grew 8 percent led by Nature Valley granola bars and Pop Secret popcorn. Pillsbury USA unit volume grew 4 percent, including gains by Totino’s snacks and pizzas, ready-to-bake refrigerated dough, and frozen baked goods. Baking Products unit volume grew slightly. Big G cereal volume declined by 2 percent, compared to 6 percent growth in the first quarter of fiscal 2003.

Consumer sales trends for the Company’s brands were consistent with shipment trends, as consolidated retail sales for the Company’s major product lines grew 4 percent for the quarter.

Bakeries and Foodservice Segment Results

Net sales for the Company’s Bakeries and Foodservice operation fell 2 percent to $428 million, with unit volume down 4 percent. Volume gains in convenience stores were more than offset by declines in sales to bakeries and foodservice distributors. Operating profits totaled $29 million, down from $53 million in last year’s first quarter but in line with operating performance of the third and fourth quarters of fiscal 2003. The decline in profits reflects lower volumes and higher supply chain costs caused by the manufacturing realignment activities currently underway.

International Segment Results

Net sales for General Mills’ consolidated international businesses grew 17 percent to $367 million, as favorable foreign exchange rate trends contributed approximately 11 percentage points to the sales growth rate. Unit volume for these businesses grew by 4 percent, with gains in Canada, Asia and Europe offsetting declines in Latin America. Operating profits grew 9 percent to $24 million.

Joint Venture Summary

Earnings after tax from joint ventures totaled $20 million in the first quarter, compared to $17 million a year earlier. Profits for our Cereal Partners Worldwide (CPW) joint venture with Nestlé and our Snack Ventures Europe (SVE) joint venture with PepsiCo together totaled $15 million, up 36 percent from the first quarter a year ago. That growth was driven by a 4 percent volume gain for CPW and a 13 percent gain for SVE. Unit volumes for the Häagen-Dazs joint ventures in Asia declined 3 percent due to cold weather in Japan and strong prior-year new product activity. 8th Continent, the Company’s joint venture with Dupont, expanded distribution of its soymilk nationwide in June with encouraging initial trade response.

Corporate Items

Interest expense for the quarter totaled $134 million, slightly below last year’s $142 million due to lower rates. Our effective tax rate for the first quarter was 35 percent, consistent with the Company’s 2004 expectations and last year’s rate.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note One to the Consolidated Financial Statements included in our Form 10-K for the year ended May 25, 2003. The accounting policies used in preparing our interim fiscal 2004 consolidated condensed financial statements are the same as those described in our Form 10-K.

Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a) trade and consumer promotion activities; (b) asset impairments; (c) income taxes; and (d) pension and postretirement liabilities.

The amount and timing of recognition of trade and consumer promotion activities involve management judgment related to the estimated participation and performance levels. The vast majority of balance sheet liabilities associated with these activities are resolved within the following twelve-month period, and therefore do not require highly uncertain long-term estimates.

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

The accounting for pension and other postretirement liabilities requires the estimation of several critical factors. The assumptions used in the determination of those liabilities are described in our Form 10-K for the year ended May 25, 2003.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s market risk during the thirteen weeks ended August 24, 2003. For additional information, see “Market Risk Management” on pages 18-19 of the Company’s fiscal 2003 Form 10-K.

Item 4.    Controls and Procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in rule 13a-15(e) under the Security Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 24, 2003, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal first quarter ended August 24, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5.    Other Information.

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and assumptions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such statements. In particular, our predictions about future volume and earnings could be affected by difficulties resulting from the Pillsbury acquisition, such as integration problems; failure to achieve synergies; unanticipated liabilities; inexperience in new business lines; and changes in the competitive environment. Our future results also could be affected by a variety of additional factors such as: competitive dynamics in the U.S. ready-to-eat cereal market, including pricing and promotional spending levels by competitors; the impact of competitive products and pricing; product development; actions of competitors other than as described above; acquisitions or disposals of businesses or assets; changes in capital structure; changes in laws and regulations, including changes in accounting standards; customer demand; effectiveness of advertising and marketing spending or programs; consumer perception of health-related issues, including obesity; economic conditions, including changes in inflation rates or interest rates; fluctuation in the cost and availability of supply chain resources; foreign economic conditions, including currency rate fluctuations; political unrest and economic uncertainty due to terrorism or war. The Company undertakes no obligations to revise publicly any forward-looking statements to reflect future events or circumstances.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 11	Statement of Computation of Earnings per Share.

Exhibit 12	Statement of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

On June 25, 2003, the Company filed a Report on Form 8-K to furnish a copy of a press release dated June 25, 2003, reporting financial results for its fiscal year ended May 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC. (Registrant)
Date October 7, 2003	/s/ S. S. Marshall S. S. Marshall Senior Vice President, General Counsel
Date October 7, 2003	/s/ K. L. Thome K. L. Thome Senior Vice President, Financial Operations