Form 10-Q
period 2003-11-23
GENERAL MILLS INC
filed 2004-01-06
CIK 40704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 23, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 1-1185

GENERAL MILLS, INC. (Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Number One General Mills Boulevard
Minneapolis, MN	55426
(Mail: P.O. Box 1113)	(Mail: 55440)
(Address of principal executive offices)	(Zip Code)

(763) 764-7600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X      No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes    X      No _____

As of December 19, 2003, General Mills had 374,832,974 shares of its $.10 par value common stock outstanding (excluding 127,473,690 shares held in treasury).

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Nov. 23, 2003	Nov. 24, 2002	Nov. 23, 2003	Nov. 24, 2002
Net Sales	$3,060	$2,953	$5,578	$5,315
Costs and Expenses:
Cost of sales	1,797	1,711	3,271	3,060
Selling, general and administrative	677	685	1,268	1,269
Interest, net	127	140	261	282
Restructuring and other exit costs	9	16	9	57

Total Costs and Expenses	2,610	2,552	4,809	4,668

Earnings before Taxes and Earnings
from Joint Ventures	450	401	769	647
Income Taxes	158	139	270	226
Earnings from Joint Ventures	16	14	36	31

Net Earnings	$308	$276	$535	$452

Earnings per Share – Basic	$.82	$.75	$1.44	$1.23

Average Number of Common Shares	374	368	373	368

Earnings per Share – Diluted	$.81	$.73	$1.40	$1.20

Average Number of Common Shares –
Assuming Dilution	383	377	383	376

Dividends per Share	$.275	$.275	$.550	$.550

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Millions)

	(Unaudited)	(Unaudited)
	November 23, 2003	November 24, 2002	May 25, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$695	$1,747	$703
Receivables	1,196	1,236	980
Inventories:
Valued primarily at FIFO	286	419	315
Valued at LIFO (FIFO value exceeds LIFO by
$29, $31 and $27, respectively)	1,035	861	767
Prepaid expenses and other current assets	177	155	184
Deferred income taxes	209	264	230

Total Current Assets	3,598	4,682	3,179

Land, Buildings and Equipment, at Cost	5,088	4,590	4,929
Less accumulated depreciation	(2,075)	(1,867)	(1,949)

Net Land, Buildings and Equipment	3,013	2,723	2,980
Goodwill	6,671	6,369	6,650
Other Intangible Assets	3,619	3,611	3,622
Other Assets	1,878	1,891	1,796

Total Assets	$18,779	$19,276	$18,227

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,296	$1,499	$1,303
Current portion of long-term debt	246	100	105
Notes payable	956	2,379	1,236
Other current liabilities	637	848	800

Total Current Liabilities	3,135	4,826	3,444
Long-term Debt	7,817	7,480	7,516
Deferred Income Taxes	1,711	1,734	1,661
Other Liabilities	1,075	1,128	1,131

Total Liabilities	13,738	15,168	13,752

Minority Interests	298	299	300
Stockholders' Equity:
Cumulative preference stock, none issued	—	—	—
Common stock, 502 shares issued	5,702	5,672	5,684
Retained earnings	3,409	2,818	3,079
Less common stock in treasury, at cost, shares
of 128, 134 and 132, respectively	(4,077)	(4,250)	(4,203)
Unearned compensation	(48)	(55)	(43)
Accumulated other comprehensive loss	(243)	(376)	(342)

Total Stockholders' Equity	4,743	3,809	4,175

Total Liabilities and Equity	$18,779	$19,276	$18,227

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Twenty-six Weeks Ended
	November 23, 2003	November 24, 2002
Cash Flows – Operating Activities:
Net earnings	$535	$452
Adjustments to reconcile net earnings to cash flow:
Depreciation and amortization	189	180
Deferred income taxes	46	55
Changes in current assets and liabilities
excluding effects of businesses acquired	(550)	(14)
Tax benefit on exercised options	30	10
Pension and other postretirement activity	(18)	(39)
Restructuring and other exit costs	9	57
Other, net	9	(22)

Net Cash Provided by Operating Activities	250	679

Cash Flows – Investment Activities:
Purchases of land, buildings and equipment	(272)	(211)
Investments in businesses, intangibles and affiliates,
net of investment returns and dividends	(24)	(54)
Purchases of marketable investments	(4)	(59)
Proceeds from sale of marketable investments	40	38
Proceeds from disposal of land, buildings & equipment	21	1
Other, net	(11)	(44)

Net Cash Used by Investment Activities	(250)	(329)

Cash Flows – Financing Activities:
Change in notes payable	(293)	(1,216)
Issuance of long-term debt	576	1,985
Payment of long-term debt	(157)	(248)
Proceeds from minority investors, net	—	147
Common stock issued	78	53
Purchases of common stock for treasury	(5)	(20)
Dividends paid	(205)	(202)
Other, net	(2)	(77)

Net Cash (Used) Provided by Financing Activities	(8)	422

(Decrease) Increase in Cash and Cash Equivalents	$(8)	$772

Cash Flows from Changes in Current Assets and
Liabilities, Excluding Effects of Businesses Acquired:
Receivables	(199)	(223)
Inventories	(230)	(227)
Prepaid expenses and other current assets	8	—
Accounts payable	(22)	284
Other current liabilities	(107)	152

Changes in Current Assets and Liabilities	$(550)	$(14)

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)   Background

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the twenty-six weeks ended November 23, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2004.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Form 10-K for the year ended May 25, 2003. The accounting policies used in preparing these consolidated condensed financial statements are the same as those described in Note One of our Form 10-K.

Certain amounts in prior-period consolidated condensed financial statements have been reclassified to conform with current period classifications. Certain expenses, amounting to $57 million in the second quarter of fiscal 2003 and $94 million in the first half of fiscal 2003, have been reclassified from cost of sales to selling, general and administrative expense to more appropriately categorize these expenses that are not clearly associated with production activity. In addition, certain items reported in fiscal 2003 as unusual items have been reclassified to restructuring and other exit costs ($16 million in the second quarter, $57 million in the first half), and to selling, general and administrative expense ($5 million in the second quarter, $19 million in the first half).

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

	13 Weeks Ended		26 Weeks Ended
In Millions, except per share data	Nov. 23, 2003	Nov. 24, 2002	Nov. 23, 2003	Nov. 24, 2002
Net earnings, as reported	$308	$276	$535	$452
Add: Stock-based employee compensation
expense included in reported net
earnings, net of related tax effects	4	4	7	7
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(15)	(16)	(29)	(32)

Pro forma net earnings	$297	$264	$513	$427

Earnings per share:
Basic – as reported	$.82	$.75	$1.44	$1.23
Basic – pro forma	$.79	$.72	$1.38	$1.16
Diluted – as reported	$.81	$.73	$1.40	$1.20
Diluted – pro forma	$.78	$.70	$1.34	$1.14

The weighted average fair values at grant date of the options granted in the second quarter fiscal 2004 and second quarter fiscal 2003 were estimated as $8.93 and $7.81, respectively, and in the first half fiscal 2004 and first half fiscal 2003 were estimated as $8.93 and $7.88, respectively, using the Black-Scholes option-pricing model.

(2)   Restructuring and Other Exit Costs

In the second quarter of fiscal 2004, we recorded restructuring and other exit costs of $9 million pretax, primarily related to plant closures in the Netherlands and Atwater, California. Approximately $6 million pretax was related to a severance charge for 142 employees being terminated as a result of the plant closure in the Netherlands. Approximately $3 million pretax was for the closure of our tomato canning facility in Atwater, California. This charge includes severance costs of less than $1 million for 47 employees. Additional future restructuring charges of approximately $3 million are expected relating to the second quarter fiscal 2004 actions, most of which will be recognized in the second half of fiscal 2004.

In the second quarter of fiscal 2003, we recorded $16 million pretax of restructuring and other exit costs, primarily related to exiting production at former Pillsbury facilities being closed. These costs were incurred pursuant to integration plans established in the first year following the acquisition date.

In the first half of fiscal 2004, we recorded $9 million pretax of restructuring and other exit costs primarily related to plant closures in the Netherlands and Atwater, California, as described above.

In the first half of fiscal 2003, we recorded $57 million pretax of restructuring and other exit costs which consisted of $41 million pretax associated with the closure of our St. Charles, Illinois plant and $16 million pretax primarily related to exiting production at former Pillsbury facilities as described above.

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

On September 24, 2003, we sold $500 million of 2 5/8% fixed-rate notes due October 24, 2006. Interest on these notes is payable semiannually on April 24 and October 24, beginning April 24, 2004. Concurrently, we entered into an interest rate swap for $500 million notional amount where we receive 2 5/8% fixed interest and pay LIBOR plus 11 basis points. As of November 23, 2003, approximately $3.5 billion remained available under our existing shelf registration statement for future use, which includes the unused portion of the Core Notes program.

(4)   Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

	Thirteen Weeks Ended November 23, 2003			Thirteen Weeks Ended November 24, 2002
	Pretax	Tax	Net	Pretax	Tax	Net
Net Earnings			$308			$276

Other Comprehensive Income (Loss):
Foreign currency
translation adjustments	$55	$—	$55	$7	$—	$7
Other Fair Value Changes:
Securities	—	—	—	(1)	—	(1)
Hedge derivatives	(10)	4	(6)	(28)	11	(17)
Reclassification to earnings:
Securities	—	—	—	(6)	2	(4)
Hedge derivatives	44	(16)	28	54	(20)	34

	$89	$(12)	$77	$26	$(7)	$19

Comprehensive Income			$385			$295

	Twenty-Six Weeks Ended November 23, 2003			Twenty Six Weeks Ended November 24, 2002
	Pretax	Tax	Net	Pretax	Tax	Net
Net Earnings			$535			$452

Other Comprehensive Income (Loss):
Foreign currency
translation adjustments	$42	$—	$42	$22	$—	$22
Other Fair Value Changes:
Securities	6	(2)	4	7	(3)	4
Hedge derivatives	(5)	2	(3)	(149)	56	(93)
Reclassification to earnings:
Securities	(9)	4	(5)	(6)	2	(4)
Hedge derivatives	97	(36)	61	113	(42)	71

	$131	$(32)	$99	$(13)	$13	$—

Comprehensive Income			$634			$452

Accumulated other comprehensive income (loss) balances were as follows (in millions):

	Nov. 23, 2003	Nov. 24, 2002	May 25, 2003
Foreign currency
translation adjustments	$27	$(91)	$(15)
Unrealized gain (loss) from:
Securities	10	16	11
Hedge derivatives	(218)	(294)	(276)
Pension plan minimum liability	(62)	(7)	(62)

Accumulated other comprehensive loss	$(243)	$(376)	$(342)

The changes in other comprehensive income are primarily non-cash items.

(5)   Statements of Cash Flows

During the first half of fiscal 2004, we made interest payments of $271 million (net of amounts capitalized), versus $273 million last year. In the first half of fiscal 2004, we made tax payments of $165 million. In the corresponding period of fiscal 2003, we made tax payments of $76 million and received a $109 million refund of fiscal 2002 tax overpayments.

(6)   Operating Segments

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories.

We have aggregated our operating segments into three reportable segments: 1) U.S. Retail; 2) Bakeries and Foodservice; and 3) International. U.S. Retail consists of cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our Bakeries and Foodservice segment consists of products marketed to bakeries and offered to the commercial and non-commercial foodservice sectors throughout the United States and Canada. The International segment consists of retail markets outside of the United States and foodservice markets outside of the United States and Canada.

Management reviews operating results to evaluate segment performance. Operating profit for the reportable segments excludes general corporate expenses, restructuring and other exit costs, interest expense, and income taxes, as they are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by the Company’s management. Under our supply chain organization, our manufacturing, warehouse, distribution and sales activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures, and depreciation and amortization expenses are not maintained nor available by operating segments.

The measurement of operating segment results is consistent with the presentation of the Consolidated Statements of Earnings. Intercompany transactions between reportable operating segments were not material in the periods presented.

Operating Segments
(In Millions)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Nov. 23, 2003	Nov. 24, 2002	Nov. 23, 2003	Nov. 24, 2002
Net Sales:
U.S. Retail	$2,203	$2,145	$3,926	$3,755
Bakeries and Foodservice	471	483	899	921
International	386	325	753	639

Total	$3,060	$2,953	$5,578	$5,315

Operating Profit:
U.S. Retail	$541	$494	940	855
Bakeries and Foodservice	52	51	81	104
International	30	21	54	43

Total	623	566	1,075	1,002
Unallocated corporate items	(37)	(9)	(36)	(16)
Restructuring and other exit costs	(9)	(16)	(9)	(57)
Interest, net	(127)	(140)	(261)	(282)

Earnings before taxes and
earnings from joint ventures	450	401	769	647
Income Taxes	(158)	(139)	(270)	(226)
Earnings from Joint Ventures	16	14	36	31

Net Earnings	$308	$276	$535	$452

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

SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was implemented in our second quarter of fiscal 2004 and did not have an effect on our financial statements.

The FASB has issued FASB Interpretation No. 46 (FIN 46), a revision to FIN 46 (FIN 46R), an Exposure Draft of a proposed interpretation of FIN 46, and a number of FASB Staff Positions related to “Consolidation of Variable Interest Entities.” Based on current guidance, the Company does not expect the adoption of FIN 46, as revised, to have a material impact on our financial statements. We will continue to monitor modifications to FIN 46.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Form 10-K for the year ended May 25, 2003, for important background regarding, among other things, our business model and key business drivers.

FINANCIAL CONDITION

During the first half of fiscal 2004, operating activities provided cash of $250 million. This was significantly lower than the $679 million generated in fiscal 2003, primarily as working capital increased by $550 million in the first half of fiscal 2004 versus an increase of only $14 million in fiscal 2003. In both years, receivables and inventories increased by comparable amounts in the first half of the year, reflecting a normal seasonal increase. However, two additional factors contributed to the greater increase in working capital in fiscal 2004. One of the factors is that the accounts payable balance was $203 million below last year’s November quarter-end, which is consistent with a year-over-year timing difference in our marketing expense patterns. Marketing expense was lower for this year’s first half and is expected to be higher in the second half. The second factor was net income tax payments of $165 million in the first half of fiscal 2004 versus net refunds of $33 million in the first half of fiscal 2003.

During the first six months of fiscal 2004, investments for land, buildings and equipment and intangibles totaled $274 million. We estimate that capital expenditures for fiscal 2004 will be approximately $650 million.

As of November 23, 2003, we had adjusted debt plus minority interests of approximately $9.3 billion compared to $9.0 billion at the end of fiscal 2003; this increase is due primarily to seasonal working capital requirements. Adjusted debt plus minority interests consists of total debt plus minority interests plus the debt equivalent of leases minus certain cash and cash equivalents and marketable investments, at cost. Approximately 78 percent of our debt was long term, 15 percent was short term (excluding the impact of reclassification from our long-term credit facility), and the balance was leases and tax-benefit leases.

During fiscal 2002, General Mills filed a shelf registration statement with the Securities and Exchange Commission covering the sale of up to $8.0 billion in debt securities. We issued $500 million of 3-year notes in the second quarter of fiscal 2004 under the registration statement. As of November 23, 2003, approximately $3.5 billion remained available under the shelf registration statement for future debt issuance, which includes the unused portion of the Core Notes program.

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Canada, as well as in Europe. Our commercial paper borrowings are supported by $2.2 billion in fee-paid committed credit lines. As part of our core facilities we have $1.1 billion in 364-day facilities that expire in January 2004, which the Company expects to extend, and $1.1 billion in five-year facilities that expire in January 2006. As of November 23, 2003, the Company had no outstanding borrowings under these facilities.

We believe that cash flows from operations together with available short- and long-term debt financing will be adequate to meet our liquidity and capital needs.

There were no material changes outside the ordinary course of our business in our contractual obligations during the first six months of fiscal 2004.

RESULTS OF OPERATIONS

Thirteen-Week Results

Net sales for the thirteen weeks ended November 23, 2003 grew 4 percent to $3.06 billion. This 4 percent sales increase was generated with worldwide unit volume growth of 1 percent. Pricing increases on certain products and mix added 3 percent and favorable foreign exchange added 1 percentage point of sales growth, while promotional spending grew slightly faster than sales for this period. Cost of goods sold as a percent of sales increased from 57.9 percent to 58.7 percent. This reflects increased commodity and energy costs, and some production inefficiency created by the integration of the Pillsbury business acquired in fiscal 2002. Selling, general and administrative expense as a percent of sales in the quarter improved from 23.2 percent last year to 22.1 percent this year, primarily due to lower marketing expense.

Selling, general and administrative costs include certain infrequently occurring items. In the second quarter of fiscal 2004, we recorded $19 million of merger- related costs resulting from the integration of Pillsbury, including consulting, system conversions, relocation, training and communications, compared to $8 million of similar merger-related costs in the second quarter of fiscal 2003.

Second-quarter results for both fiscal 2004 and 2003 included restructuring and other exit costs. In the second quarter of fiscal 2004, the Company recorded restructuring and other exit costs of $9 million pretax for production rationalization actions, consisting of approximately $6 million primarily related to a plant closure in the Netherlands, and approximately $3 million related to a plant closure in Atwater, California. In last year’s second quarter, the Company recorded restructuring and other exit costs of $16 million pretax primarily related to exiting production at former Pillsbury facilities being closed.

Reported net earnings were $308 million in the second quarter of fiscal 2004 as compared to $276 million last year. Basic earnings per share of 82 cents for the second quarter ended November 23, 2003, were up 9 percent from 75 cents a year earlier. Diluted earnings per share of 81 cents for the second quarter of fiscal 2004 were up 11 percent from 73 cents per share earned in the same period last year.

First-Half Results

Net sales for the 26 weeks ended November 23, 2003 grew 5 percent to $5.58 billion. Total worldwide volume in the first half grew 2 percent. Pricing increases on certain products and mix added 3 percent and favorable foreign exchange added 1 percentage point of sales growth for the first half, while promotional spending grew slightly faster than sales for this period. Cost of goods sold as a percent of sales increased from 57.6 percent to 58.6 percent. This reflects increased commodity and energy costs, and some production inefficiency created by the integration. Selling, general and administrative expense as a percent of sales in the first half improved from 23.9 percent last year to 22.7 percent this year, primarily due to lower marketing expense.

Selling, general and administrative costs include certain merger-related costs. In the first half of fiscal 2004, we recorded $34 million of merger-related costs, compared to $22 million of similar types of items in the first half of fiscal 2003.

First-half results for both fiscal 2004 and 2003 included Restructuring and Other Exit Costs. In fiscal 2004, the Company recorded Restructuring and Other Exit Costs of $9 million pretax, primarily related to a plant closures in the Netherlands and Atwater, California. In last year’s first half, the Company recorded Restructuring and Other Exit Costs of $57 million pretax, consisting of $41 million pretax charges associated with the closure of our St. Charles, Illinois plant, and $16 million pretax primarily related to exiting production at former Pillsbury facilities as described above.

Reported net earnings were $535 million in the first half of fiscal 2004 as compared to $452 million earnings last year. Basic earnings per share of $1.44 for the first half ended November 23, 2003, were up 17 percent from $1.23 a year earlier. Diluted earnings per share of $1.40 for the first half of fiscal 2004 were up 17 percent from $1.20 per share earned in the same period last year.

U.S. Retail Segment Results

Net sales for General Mills’ domestic retail operations grew 3 percent to $2.20 billion for the quarter, and operating profits increased 9 percent to $541 million. Unit volume was up 1 percent overall, as volume declines of 3 percent for Big G cereals and 2 percent for Pillsbury USA were offset by performance across the company’s other retail businesses. Meals Division volume was up 4 percent in the second quarter, as Progresso soup posted double-digit growth fueled by the successful introduction of 8 new Rich and Hearty varieties. Betty Crocker dinner mixes and Old El Paso Mexican dinner kits also posted good growth. Yoplait yogurt volume increased 6 percent for the quarter. Snacks volume rose 5 percent in the period. Volumes for the Baking Products division were flat for the period. Through the first six months, total U.S. retail unit volume was up 2 percent.

Although labor strikes at several major Southern California grocery store chains continue to hinder planned merchandising activities in those stores, overall consumer sales trends for the company’s brands are good. Combined retail sales for the company’s major product lines, as measured by ACNielsen plus projections for Wal-Mart, grew 4 percent in the quarter and 4 percent through the first half. Aggregate market share for these lines for the first half is up versus last year nearly one-half percentage point.

Bakeries and Foodservice Segment Results

Net sales for the company’s Bakeries and Foodservice operation fell 2 percent in the second quarter to $471 million. Overall unit volume was down 3 percent, as weak shipments to foodservice distributors and bakery channel customers more than offset unit volume growth for convenience stores and national restaurant accounts. Operating profit totaled $52 million, 2 percent above last year’s second-quarter results, and sharply higher than in the previous three quarters as major manufacturing realignment activities were completed.

International Segment Results

Net sales for General Mills’ consolidated international businesses grew 19 percent in the second quarter to $386 million, reflecting broadly based unit volume growth and positive currency effects. Combined unit volume grew 4 percent, with every major geographic region reporting increases. Operating profits grew 46 percent led by strong performance from General Mills’ Canadian business.

Joint Venture Summary

Earnings from joint ventures grew 9 percent in the second quarter to $16 million after tax. Profits from the Cereal Partners Worldwide (CPW) joint venture with Nestlé and our Snack Ventures Europe (SVE) joint venture with PepsiCo together totaled $14 million, up 40 percent versus a year ago. That profit growth reflected unit volume gains of 4 percent for SVE and 12 percent for CPW. Unit volume for the Häagen-Dazs joint ventures in Asia grew 1 percent in the quarter. In addition, unit volume and national distribution levels continued to grow for 8th Continent soymilk, marketed by the company’s joint venture with DuPont.

Corporate Items

Interest expense for the quarter totaled $127 million, down approximately $13 million from a year earlier primarily due to lower rates. The company continues to estimate full-year interest expense of $500 to $530 million. The effective tax rate for the quarter was 35 percent, consistent with the company’s 2004 expectations and last year’s rate. Average diluted shares outstanding for the quarter were 383 million, approximately 2 percent higher than in the prior year’s period. On November 23, 2003, total basic shares outstanding were approximately 374 million.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s market risk during the twenty-six weeks ended November 23, 2003. For additional information, see “Market Risk Management” on pages 18-19 of the Company’s fiscal 2003 Form 10-K.

Item 4.   Controls and Procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Security Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 23, 2003, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal second quarter ended November 23, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

    (a)        The Annual Meeting of Stockholders was held on September 22, 2003.

    (b)        All directors nominated were elected at the Annual Meeting.

    (c)        For the election of directors, the results were as follows:

Stephen R. Demeritt	For	331,325,942
	Withheld	3,833,647
Livio D. DeSimone	For	320,812,852
	Withheld	14,346,737
William T. Esrey	For	320,562,914
	Withheld	14,596,675
Raymond V. Gilmartin	For	320,938,638
	Withheld	14,220,951
Judith R. Hope	For	331,159,837
	Withheld	3,999,752
Robert L. Johnson	For	331,236,437
	Withheld	3,923,152
John M. Keenan	For	331,222,337
	Withheld	3,937,252
Heidi G. Miller	For	320,914,695
	Withheld	14,244,894
Hilda Ochoa-Brillembourg	For	329,328,354
	Withheld	5,831,235
Stephen W. Sanger	For	329,756,550
	Withheld	5,403,039
A. Michael Spence	For	320,882,939
	Withheld	14,276,650
Dorothy A. Terrell	For	331,240,807
	Withheld	3,918,782
Raymond G. Viault	For	331,311,479
	Withheld	3,848,110
Paul S. Walsh	For	318,062,846
	Withheld	17,096,743

The ratification of the appointment of KPMG LLP as auditors for fiscal 2004 was approved:

For:	320,799,403
Against:	11,672,631
Abstain:	2,687,555
Broker Non-Vote:	0

The General Mills, Inc. 2003 Stock Compensation Plan was approved:

For:	287,780,021
Against:	42,672,238
Abstain:	4,707,330
Broker Non-Vote:	0

Item 5.   Other Information.

This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and assumptions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such statements. In particular, our predictions about future volume and earnings could be affected by a variety of factors, including: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions and promotional spending levels of our competitors; product development and innovations; consumer acceptance of new products and product improvements; changes in customer demand for our products; changes in consumer behavior, trends and preferences; effectiveness of advertising, marketing and promotional programs; consumer perception of health-related issues including obesity; changes in purchasing and inventory levels of significant customers; acquisitions or disposals of businesses or assets; changes in capital structure; changes in laws and regulations, including changes in accounting standards; ability to successfully complete integration of the Pillsbury businesses and achieve synergies, cost savings and productivity improvements; economic conditions, including changes in inflation rates, interest rates or tax rates; benefit plan expenses due to changes in plan asset values and/or discount rates used to determine plan liabilities; fluctuation in the cost and availability of supply chain resources, including raw materials, packaging and energy; foreign economic conditions, including currency rate fluctuations; political unrest in foreign markets and economic uncertainty due to terrorism or war. The Company undertakes no obligations to revise publicly any forward-looking statements to reflect future events or circumstances.

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

On September 16, 2003, the Company filed a Report on Form 8-K to furnish a copy of a press release dated September 16, 2003, reporting financial results for its fiscal first quarter ended August 24, 2003.

On September 24, 2003, the Company filed a Report on Form 8-K to file with the Commission the Underwriting Agreement, Officers' Certificate and Opinion of Counsel in connection with the issuance of $500,000,000 aggregate principal amount of 2 5/8% Notes due 2006.

On October 23, 2003, the Company filed a Report on Form 8-K to file a copy of a press release dated October 15, 2003, to report that the Company had received a formal request for information from the Securities and Exchange Commission.

On November 13, 2003, the Company filed a Report on Form 8-K to file a press release dated November 5, 2003, issued in connection with a presentation to investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC. (Registrant)
Date January 6, 2004	/s/ J.A. Lawrence J.A. Lawrence Executive Vice President, Chief Financial Officer
Date January 6, 2004	/s/ K. L. Thome K. L. Thome Senior Vice President, Financial Operations