Form 10-Q
period 2004-02-22
GENERAL MILLS INC
filed 2004-04-06
CIK 40704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 22, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number:   1-1185

GENERAL MILLS, INC. (Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Number One General Mills Boulevard
Minneapolis, MN	55426
(Mail: P.O. Box 1113)	(Mail: 55440)
(Address of principal executive offices)	(Zip Code)

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

As of March 24, 2004, General Mills had 377,943,466 shares of its $.10 par value common stock outstanding (excluding 124,363,198 shares held in treasury).

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Feb. 22, 2004	Feb. 23, 2003	Feb. 22, 2004	Feb. 23, 2003
Net Sales	$2,703	$2,645	$8,281	$7,960
Costs and Expenses:
Cost of sales	1,638	1,567	4,909	4,627
Selling, general and administrative	589	592	1,857	1,861
Interest, net	123	135	384	417
Restructuring and other exit costs	5	1	14	58

Total Costs and Expenses	2,355	2,295	7,164	6,963

Earnings before Taxes and Earnings
from Joint Ventures	348	350	1,117	997
Income Taxes	121	123	391	349
Earnings from Joint Ventures	15	13	51	44

Net Earnings	$242	$240	$777	$692

Earnings per Share – Basic	$.64	$.65	$2.08	$1.88

Average Number of Common Shares	375	369	374	368

Earnings per Share – Diluted	$.63	$.63	$2.03	$1.84

Average Number of Common Shares –
Assuming Dilution	383	379	383	377

Dividends per Share	$.275	$.275	$.825	$.825

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited) (In Millions)

	February 22, 2004	February 23, 2003	May 25, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$710	$1,202	$703
Receivables	1,052	1,111	980
Inventories:
Valued primarily at FIFO	340	365	315
Valued at LIFO (FIFO value exceeds LIFO by
$33, $36 and $27, respectively)	814	721	767
Prepaid expenses and other current assets	184	161	184
Deferred income taxes	178	280	230

Total Current Assets	3,278	3,840	3,179

Land, Buildings and Equipment, at Cost	5,208	4,749	4,929
Less accumulated depreciation	(2,165)	(1,940)	(1,949)

Net Land, Buildings and Equipment	3,043	2,809	2,980
Goodwill	6,690	6,372	6,650
Other Intangible Assets	3,640	3,612	3,622
Other Assets	1,883	1,929	1,796

Total Assets	$18,534	$18,562	$18,227

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,111	$1,286	$1,303
Current portion of long-term debt	222	120	105
Notes payable	714	1,746	1,236
Other current liabilities	615	804	800

Total Current Liabilities	2,662	3,956	3,444
Long-term Debt	7,767	7,473	7,516
Deferred Income Taxes	1,740	1,717	1,661
Other Liabilities	1,026	1,104	1,131

Total Liabilities	13,195	14,250	13,752

Minority Interests	299	300	300
Stockholders’ Equity:
Cumulative preference stock, none issued	—	—	—
Common stock, 502 shares issued	5,740	5,676	5,684
Retained earnings	3,548	2,956	3,079
Less common stock in treasury, at cost, shares
of 126, 133 and 132, respectively	(4,005)	(4,232)	(4,203)
Unearned compensation	(97)	(49)	(43)
Accumulated other comprehensive loss	(146)	(339)	(342)

Total Stockholders’ Equity	5,040	4,012	4,175

Total Liabilities and Equity	$18,534	$18,562	$18,227

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Thirty-nine Weeks Ended
	February 22, 2004	February 23, 2003
Cash Flows – Operating Activities:
Net earnings	$777	$692
Adjustments to reconcile net earnings to cash flow:
Depreciation and amortization	291	270
Deferred income taxes	96	14
Changes in current assets and liabilities
excluding effects of businesses acquired	(435)	82
Tax benefit on exercised options	43	15
Pension and other postretirement activity	(47)	(63)
Restructuring and other exit costs	14	58
Other, net	12	(36)

Net Cash Provided by Operating Activities	751	1,032

Cash Flows – Investment Activities:
Purchases of land, buildings and equipment	(403)	(387)
Investments in businesses, intangibles and affiliates,
net of investment returns and dividends	(43)	(71)
Purchases of marketable investments	(7)	(61)
Proceeds from sale of marketable investments	88	57
Proceeds from disposal of land, buildings & equipment	22	1
Other, net	8	(47)

Net Cash Used by Investment Activities	(335)	(508)

Cash Flows – Financing Activities:
Change in notes payable	(535)	(1,857)
Issuance of long-term debt	576	2,039
Payment of long-term debt	(246)	(294)
Proceeds from minority investors, net	—	147
Common stock issued	122	75
Purchases of common stock for treasury	(14)	(25)
Dividends paid	(309)	(304)
Other, net	(3)	(78)

Net Cash Used by Financing Activities	(409)	(297)

Increase in Cash and Cash Equivalents	$7	$227

Cash Flows from Changes in Current Assets and
Liabilities, Excluding Effects of Businesses Acquired:
Receivables	(40)	(108)
Inventories	(50)	(26)
Prepaid expenses and other current assets	1	(5)
Accounts payable	(204)	59
Other current liabilities	(142)	162

Changes in Current Assets and Liabilities	$(435)	$82

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)   Background

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirty-nine weeks ended February 22, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2004.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Form 10-K for the year ended May 25, 2003. The accounting policies used in preparing these consolidated condensed financial statements are the same as those described in Note One of our Form 10-K.

Certain amounts in prior-period consolidated condensed financial statements have been reclassified to conform to the current period classifications.

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

	13 Weeks Ended		39 Weeks Ended
In Millions, except per share data	Feb. 22, 2004	Feb. 23, 2003	Feb. 22, 2004	Feb. 23, 2003

Net earnings, as reported	$242	$240	$777	$692
Add: Stock-based employee compensation
expense included in reported net
earnings, net of related tax effects	5	3	12	10
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(18)	(18)	(47)	(50)

Pro forma net earnings	$229	$225	$742	$652

Earnings per share:
Basic – as reported	$.64	$.65	$2.08	$1.88
Basic – pro forma	$.61	$.61	$1.99	$1.77
Diluted – as reported	$.63	$.63	$2.03	$1.84
Diluted – pro forma	$.60	$.60	$1.94	$1.74

The weighted average fair values at grant date of the options granted in the third quarter fiscal 2004 and third quarter fiscal 2003 were estimated as $8.53 and $8.24, respectively, and in the first nine months fiscal 2004 and first nine months fiscal 2003 were estimated as $8.54 and $8.24, respectively, using the Black-Scholes option-pricing model.

(2)   Restructuring and Other Exit Costs

In the third quarter of fiscal 2004, we recorded restructuring and other exit costs of $5 million pretax, primarily related to adjustments of costs associated with previously announced closures of former Pillsbury facilities as well as costs incurred related to plant closures initiated in the second quarter (the Netherlands, Brazil, and Atwater, California).

In the third quarter of fiscal 2003, we recorded $1 million pretax of restructuring and other exit costs, representing expenses related to exiting certain grain elevator facilities.

In the first nine months of fiscal 2004, we recorded $14 million pretax of restructuring and other exit costs. This amount includes $5 million in the third quarter as described above, as well as charges associated with plant closures initiated in the second quarter (the Netherlands, Brazil, and Atwater, California).

In the first nine months of fiscal 2003, we recorded $58 million pretax of restructuring and other exit costs which consisted of $41 million pretax associated with the closure of our St. Charles, Illinois plant and $17 million pretax primarily related to exiting production at former Pillsbury facilities being closed.

(3)   Debt

On August 11, 2003, we entered into a $75 million five year term (callable after two years) bank borrowing agreement. The floating rate coupon is one month LIBOR plus 15 basis points and interest is payable on a monthly basis. This borrowing did not utilize any of our existing shelf registration.

On September 24, 2003, we sold $500 million of 2 5/8% fixed-rate notes due October 24, 2006. Interest on these notes is payable semiannually on April 24 and October 24, beginning April 24, 2004. Concurrently, we entered into an interest rate swap for $500 million notional amount where we receive 2 5/8% fixed interest and pay LIBOR plus 11 basis points. As of February 22, 2004, approximately $3.5 billion remained available under our existing shelf registration statement for future use, which includes the unused portion of the Core Notes program.

During the nine months ended February 22, 2004, we called $80 million and paid at maturity $75 million face amount of medium-term notes and called Retail Notes of $64 million face amount.

We maintain bank credit lines to support our short-term, commercial paper borrowings. In the third quarter, we entered into an agreement for a new $750 million credit facility, expiring in January 2009. The new facility replaces a $1.1 billion, 364-day facility, which expired January 22, 2004. The new credit facility, along with our existing $1.1 billion multi-year facility that expires January 2006, brings our total back-up credit amount to $1.85 billion. There are no outstanding borrowings under either of these credit facilities.

(4)   Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

	Thirteen Weeks Ended February 22, 2004			Thirteen Weeks Ended February 23, 2003
	Pretax	Tax	Net	Pretax	Tax	Net

Net Earnings			$242			$240

Other Comprehensive Income (Loss):
Foreign currency
translation adjustments	$69	$—	$69	$32	$—	$32
Other Fair Value Changes:
Securities	2	(1)	1	6	(2)	4
Hedge derivatives	28	(10)	18	(8)	2	(6)
Reclassification to earnings:
Securities	(6)	1	(5)	(7)	3	(4)
Hedge derivatives	22	(8)	14	16	(5)	11

	$115	$(18)	$97	$39	$(2)	$37

Comprehensive Income			$339			$277

	Thirty-nine Weeks Ended February 22, 2004			Thirty-nine Weeks Ended February 23, 2003
	Pretax	Tax	Net	Pretax	Tax	Net

Net Earnings			$777			$692

Other Comprehensive Income (Loss):
Foreign currency
translation adjustments	$111	$—	$111	$54	$—	$54
Other Fair Value Changes:
Securities	8	(3)	5	13	(5)	8
Hedge derivatives	23	(8)	15	(157)	58	(99)
Reclassification to earnings:
Securities	(15)	5	(10)	(13)	5	(8)
Hedge derivatives	119	(44)	75	129	(47)	82

	$246	$(50)	$196	$26	$11	$37

Comprehensive Income			$973			$729

Accumulated other comprehensive income (loss) balances were as follows (in millions):

	Feb. 22, 2004	Feb. 23, 2003	May 25, 2003

Foreign currency
translation adjustments	$96	$(59)	$(15)
Unrealized gain (loss) from:
Securities	6	16	11
Hedge derivatives	(186)	(289)	(276)
Pension plan minimum liability	(62)	(7)	(62)

Accumulated other comprehensive loss	$(146)	$(339)	$(342)

The changes in other comprehensive income are primarily non-cash items.

(5)   Statements of Cash Flows

During the first nine months of fiscal 2004, we made interest payments of $409 million (net of amounts capitalized), versus $420 million last year. In the first nine months of fiscal 2004, we made tax payments of $202 million. In the corresponding period of fiscal 2003, we made tax payments of $91 million and received a $109 million refund of fiscal 2002 tax overpayments.

(6)   Operating Segments

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories.

We have aggregated our operating segments into three reportable segments: 1) U.S. Retail; 2) Bakeries and Foodservice; and 3) International. U.S. Retail is made up of cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. This operating segment generates approximately 70 percent of our annual net sales and reflects business with a wide variety of grocery stores, specialty stores, drug and discount chains and mass merchandisers operating throughout the United States. Our Bakeries and Foodservice segment is made up of products marketed to retail and wholesale bakeries and offered to the commercial and non-commercial foodservice sectors throughout the United States and Canada. Approximately 16 percent of our annual net sales is in this operating segment. The remaining 14 percent of our annual net sales is in our International segment, which is made up of retail business outside of the United States and foodservice markets outside of the United States and Canada.

Management reviews operating results to evaluate segment performance. Operating profit for the reportable segments excludes general corporate expenses, restructuring and other exit costs, merger-related costs, interest expense, and income taxes, as they are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by the Company’s management. Under our supply chain organization, our manufacturing, warehouse, distribution and sales activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures, and depreciation and amortization expenses are not maintained nor available by operating segments.

The measurement of operating segment results is consistent with the presentation of the Consolidated Statements of Earnings. Intercompany transactions between reportable operating segments were not material in the periods presented.

Operating Segments
(In Millions)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Feb. 22, 2004	Feb. 23, 2003	Feb. 22, 2004	Feb. 23, 2003

Net Sales:
U.S. Retail	$1,930	$1,910	$5,856	$5,665
Bakeries and Foodservice	393	419	1,292	1,340
International	380	316	1,133	955

Total	$2,703	$2,645	$8,281	$7,960

Operating Profit:
U.S. Retail	$408	$450	$1,348	$1,305
Bakeries and Foodservice	13	28	94	132
International	28	22	82	65

Total	449	500	1,524	1,502
Unallocated corporate items	27	(14)	(9)	(30)
Restructuring and other exit costs	(5)	(1)	(14)	(58)
Interest, net	(123)	(135)	(384)	(417)

Earnings before taxes and
earnings from joint ventures	348	350	1,117	997
Income Taxes	(121)	(123)	(391)	(349)
Earnings from Joint Ventures	15	13	51	44

Net Earnings	$242	$240	$777	$692

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

In December 2003, the Financial Accounting Standard Board issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46). FIN 46 will be implemented in our fourth quarter of fiscal 2004 and is not expected to have an effect on our financial statements.

(8)   Accounting for Medicare Changes

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (Act) was signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. We anticipate that the costs of the benefits we pay after 2006 may be lower as a result of the Act provisions; however, the retiree medical obligations and costs included in our financial statements do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions’ impact is permitted by Financial Accounting Standards Board Staff Position 106-1 due to open questions about some of the new Medicare provisions and a lack of authoritative guidance about certain matters. The final accounting guidance could require changes to previously reported information.

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

FINANCIAL CONDITION

During the first nine months of fiscal 2004, operating activities provided cash of $751 million. This was significantly lower than the $1,032 million generated in fiscal 2003, primarily as working capital increased by $435 million in the first nine months of fiscal 2004 versus a decrease of $82 million in fiscal 2003. In both years, receivables and inventories increased in the first nine months of the year, reflecting a normal seasonal increase. However, two additional factors contributed to the greater increase in working capital in fiscal 2004. One of the factors is that the accounts payable balance was $175 million below last year’s February quarter-end, which is consistent with a year-over-year reduction in our trade and consumer promotion liabilities due to timing of marketing expense and payment patterns. The second factor was net income tax payments of $202 million in the first nine months of fiscal 2004 versus net refunds of $18 million in the first nine months of fiscal 2003.

During the first nine months of fiscal 2004, investments for land, buildings and equipment and intangibles totaled $421 million. We estimate that capital expenditures for fiscal 2004 will be approximately $650 million.

As of February 22, 2004, our total debt (notes payable and total long-term debt) was $8.7 billion compared to $8.9 billion at fiscal 2003 year-end. In considering our debt structure, we also use a measurement of “adjusted debt plus minority interests,” which is made up of total debt plus minority interests plus the debt equivalent of leases less certain cash and cash equivalents and marketable investments, at cost. As of February 22, 2004, we had adjusted debt plus minority interests of nearly $9.0 billion, approximately the same level as our fiscal 2003 year-end balance. Approximately 80 percent of this amount was long term, 13 percent was short term (excluding the impact of reclassification from our long-term credit facility), and the balance was leases and tax-benefit leases.

During fiscal 2002, General Mills filed a shelf registration statement with the Securities and Exchange Commission covering the sale of up to $8.0 billion in debt securities. We issued $500 million of three-year notes in the second quarter of fiscal 2004 under the registration statement. As of February 22, 2004, approximately $3.5 billion remained available under the shelf registration statement for future debt issuance, which includes the unused portion of the Core Notes program.

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Canada, as well as in Europe. Our commercial paper borrowings are supported by $1.85 billion in fee-paid committed credit lines. In the third quarter, we entered into an agreement for a new $750 million credit facility, expiring in January 2009. The new facility effectively replaces a $1.1 billion, 364-day facility, which expired January 22, 2004. Our existing $1.1 billion multi-year facility expires in January 2006. As of February 22, 2004, the Company had no outstanding borrowings under these facilities.

We believe that cash flows from operations together with available short- and long-term debt financing will be adequate to meet our liquidity and capital needs.

There were no material changes outside the ordinary course of our business in our contractual obligations during the first nine months of fiscal 2004.

RESULTS OF OPERATIONS

Thirteen-Week Results

Net sales for the thirteen weeks ended February 22, 2004 grew 2 percent to $2.70 billion. This 2 percent sales increase is outlined below in terms of causal factors. As noted in the table below, favorable pricing, product mix and foreign exchange were partially offset by a worldwide unit volume decline of 1 percent. Pricing increases on certain products and product mix added 1 percent and favorable foreign exchange added 2 percentage points of sales growth. Promotional spending grew at the same pace as sales for this period, as increased trade promotion expense was offset by reduced coupon promotion expense caused by lower redemption rates.

Components of Net Sales Growth vs. Fiscal 2003

	3rd Quarter	Nine Months
Unit Volume Growth	-1 pt	+1 pt
Price / Product Mix	+1 pts	+3 pts
Foreign Exchange	+2 pts	+1 pt
Promotion Spending	—	-1 pt

Net Sales Growth	+2 pts	+4 pts

Cost of goods sold as a percent of sales increased from 59.2 percent to 60.6 percent. This reflects increased raw material and energy costs (increase of 120 basis points) and the impact of lower unit volume, primarily decreased fixed cost absorption (increase of 100 basis points), partially offset by the impact of sales price increases and improved product mix. Selling, general and administrative expense (SG&A) as a percent of sales in the quarter improved from 22.4 percent last year to 21.8 percent this year. SG&A for last year included $21 million of merger-related costs resulting from the integration of Pillsbury, including consulting, system conversions, relocation, training and communications, whereas no such costs were incurred in this year’s third quarter. This decrease in merger-related costs accounted for an 80 basis point reduction in SG&A as a percent of sales. SG&A, excluding merger-related costs in both years, increased as a percent of sales primarily due to an increase in consumer marketing expense.

Third-quarter results for both fiscal 2004 and 2003 included restructuring and other exit costs. In the third quarter of fiscal 2004, the Company recorded restructuring and other exit costs of $5 million pretax primarily related to costs or adjustments of costs associated with previously announced closures of facilities. In last year’s third quarter, the Company recorded restructuring and other exit costs of $1 million pretax representing expenses related to exiting certain grain elevator facilities.

Reported net earnings were $242 million in the third quarter of fiscal 2004 as compared to $240 million last year. Basic earnings per share of 64 cents for the third quarter ended February 22, 2004, were down 2 percent from 65 cents a year earlier. Diluted earnings per share of 63 cents for the third quarter of fiscal 2004 were the same as the 63 cents per share earned in the same period last year.

Thirty-nine Week Results

Net sales for the thirty-nine weeks ended February 22, 2004 grew 4 percent to $8.28 billion. Total worldwide volume in the first nine months grew 1 percent. Pricing increases on certain products and product mix added 3 percent and favorable foreign exchange added 1 percentage point of sales growth for the first nine months, while promotional spending grew slightly faster than sales for this period. (See table above.)

Cost of goods sold as a percent of sales increased from 58.1 percent to 59.3 percent. This primarily reflects increased raw material and energy costs. Selling, general and administrative expense as a percent of sales in the first nine months improved from 23.4 percent last year to 22.4 percent this year, primarily due to reduced merger-related costs. In the first nine months of fiscal 2004, we recorded $34 million of merger-related costs, compared to $43 million of similar items in the first nine months of fiscal 2003.

Nine-month results for both fiscal 2004 and 2003 included restructuring and other exit costs. In fiscal 2004, the Company recorded restructuring and other exit costs of $14 million pretax, primarily related to plant closures in the Netherlands, Brazil and Atwater, California. In last year’s first nine months, the Company recorded restructuring and other exit costs of $58 million pretax, consisting of $41 million pretax charges associated with the closure of our St. Charles, Illinois plant, and $17 million pretax primarily related to exiting production at former Pillsbury facilities.

Reported net earnings were $777 million in the first nine months of fiscal 2004 as compared to $692 million net earnings last year. Basic earnings per share of $2.08 for the first nine months ended February 22, 2004, were up 11 percent from $1.88 a year earlier. Diluted earnings per share of $2.03 for the first nine months of fiscal 2004 were up 10 percent from $1.84 per share earned in the same period last year.

U.S. Retail Segment Results

Third-quarter net sales for U.S. Retail grew 1 percent to $1.93 billion. Unit volume decreased 1 percent in the quarter from strong prior year quarter levels, when total volume grew 7 percent.

U.S. Retail Unit Volume Growth vs. Fiscal 2003

	3rd Quarter	Nine Months
Big G Cereals	-2%	-2%
Pillsbury USA	+1	—
Baking Products	-1	—
Meals	-3	+2
Snacks	-3	+3
Yoplait	+3	+6

Total U.S. Retail	-1%	+1%

Unit volume for Yoplait yogurt increased 3 percent in the quarter, on top of a 16 percent increase in the same period last year, due to volume increases on the core cup lines as well as the January introduction of Nouriche Light, a reduced calorie yogurt beverage, in selected markets. Pillsbury USA posted a 1 percent unit volume increase, driven by increases on Totino’s pizza, refrigerated cookies and frozen dough. Unit volume for Big G cereals was down 2 percent compared to prior year growth of 16 percent that was fueled in part by strong new product volume. Meals unit volume decreased 3 percent, primarily due to lower dinner and side dish mix volume. Baking Products unit volume was down 1 percent. Snacks unit volume decreased 3 percent, as increases on granola bars were more than offset by decreases on microwave popcorn and fruit snacks.

Overall consumer purchases in our major categories slowed in the quarter, and consumer purchases of General Mills’ major product lines also slowed. Combined retail sales in our major categories grew by 2 percent in the most recent three months, while consumer purchases of our major product lines were flat, resulting in a drop of 50 basis points in our aggregate market share. Through nine months, consumer retail sales for our major categories grew 3 percent, and consumer sales for the Company’s major brands matched that growth rate.

General Mills’ Retail Dollar Sales Growth vs. Fiscal 2003

	3rd Quarter	Nine Months
Big G Cereals	-3%	-2%
Pillsbury Refrigerated Dough	-2	-3
Betty Crocker Dessert Mixes	+3	+3
Yogurt	+2	+6
Fruit Snacks	-1	+4
Dry Dinners	-8	+4
Progresso Soup	+10	+15
Grain Snacks	+6	+15

Composite Retail Sales	+0%	+3%
ACNielsen plus Wal-Mart Projection

Operating profit of $408 million for the segment declined 9 percent, primarily due to higher supply chain costs (-11 points). Favorable pricing/product mix (+7 points) more than offset higher trade and consumer marketing spending (-4 points) and the unit volume decline (-1 point).

Through nine months, net sales for the U.S. Retail segment grew 3 percent to $5.86 billion, and operating profit increased 3 percent to $1.35 billion. Year-to-date U.S. Retail unit volume was up 1 percent.

Bakeries and Foodservice Segment Results

Third quarter net sales for the Bakeries and Foodservice segment declined 6 percent to $393 million, and operating profit fell to $13 million from $28 million a year earlier. Unit volume for the quarter decreased 3 percent, as growth in shipments to convenience stores and restaurants was not enough to offset continued volume weakness in bakery channels.

Bakeries & Foodservice Unit Volume Growth vs. Fiscal 2003

	3rd Quarter	Nine Months
Distributors & Restaurants	+1%	+1%
Bakery Channels, including Supercenters	-13	-12
Convenience Stores / Vending	+21	+13

Total Bakeries & Foodservice	-3%	-3%

Through nine months, net sales for the Bakeries and Foodservice segment fell 4 percent to $1.29 billion, and operating profit declined 29 percent to $94 million.

International Segment Results

Net sales for General Mills’ consolidated international businesses grew 20 percent in the third quarter to $380 million. Third quarter unit volume for the segment increased 4 percent; positive foreign exchange accounted for 14 points of net sales growth.

International Unit Volume Growth vs. Fiscal 2003

	3rd Quarter	Nine Months
Canada	+4%	+4%
Europe	-1	+2
Asia/Pacific	+13	+13
Latin America	-2	-2

Consolidated International Businesses	+4%	+4%
SVE	+1	+6
CPW	+8	+8
Haagen-Dazs JVs	+10	+3

Total International, including JVs	+4%	+5%

Increases in snacks in China and pasta in Australia contributed to 13 percent unit volume growth in the Asia/Pacific region. Unit volume in Canada grew 4 percent in the quarter with increases on pizza snacks, frozen vegetables and ready-to-eat cereal. Europe and Latin America posted modest unit volume decreases for the quarter.

Total operating profit for the segment increased 27 percent to $28 million, driven primarily by unit volume gains (+4 points) and benefits from foreign exchange.

Through nine months, net sales for the Company’s consolidated international businesses grew 19 percent to exceed $1.13 billion, and operating profit increased 27 percent to $82 million.

Joint Venture Summary

Third quarter earnings from joint ventures totaled $15 million, compared to $13 million last year. Cereal Partners Worldwide (CPW), the Company’s joint venture with Nestlé, posted an 8 percent volume increase in the quarter. Unit volume for Snack Ventures Europe (SVE), the Company’s joint venture with PepsiCo, was up 1 percent, following a 10 percent increase in last year’s third quarter. Combined earnings after tax for these two ventures totaled $12 million for the quarter, up $2 million from last year’s third quarter. Higher after-tax earnings from the Häagen-Dazs ice cream joint ventures in Asia offset continued development spending on the 8th Continent joint venture with DuPont. Through nine months, total after-tax profit from these joint ventures increased 16 percent to $51 million.

Corporate Items

Unallocated Corporate Items totaled $27 million of income for the quarter compared to last year’s expense of $14 million. As noted above, we incurred $21 million of merger-related costs last year, whereas no such costs were incurred in this year’s third quarter. We also received $3 million in the quarter from insurance settlement proceeds related to a 1994 oats handling incident compared to less than $1 million in last year’s third quarter. The remaining change is primarily the result of favorable variances in actual selling and administrative expenses incurred versus amounts allocated to the operating segments. We allocate selling and administrative expenses to the operating segments on the basis of estimated costs established at the beginning of the year. Actual cost variances from that allocation are retained in Unallocated Corporate Items. Through nine months, Unallocated Corporate Items totaled $9 million of expense as compared to last year's expense of $30 million.

Interest expense for the quarter totaled $123 million, down approximately $12 million from a year earlier primarily due to lower debt levels and lower interest rates. The effective tax rate for the quarter was 35 percent, consistent with the Company’s 2004 expectations and last year’s rate. Average diluted shares outstanding for the quarter were 383 million, approximately 1 percent higher than in the prior year’s period.

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

The amount and timing of recognition of trade and consumer promotion activities involve management judgment related to the estimated participation and performance levels. The vast majority of balance sheet liabilities associated with these activities are resolved within the following twelve-month period, and therefore do not require highly uncertain long-term estimates. For interim reporting, we estimate the annual trade promotion expense and recognize pro rata period expense generally in proportion to revenue, adjusted for actual year-to-date expenditures if greater than the pro rata amount.

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

FORWARD-LOOKING STATEMENTS

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s market risk during the thirty-nine weeks ended February 22, 2004. For additional information, see “Market Risk Management” on pages 18-19 of the Company’s fiscal 2003 Form 10-K.

Item 4.   Controls and Procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Security Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of February 22, 2004, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal third quarter ended February 22, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

On October 15, 2003, the Company announced that the Securities and Exchange Commission (“SEC”) had issued a formal request for information concerning the Company’s sales practices and related accounting. On February 3, 2004, the Company announced that the Staff of the SEC had issued a “Wells notice” reflecting the Staff’s intention to recommend that the SEC bring a civil action against the Company, its Chief Executive Officer, and its Chief Financial Officer.

The Staff indicated to the Company that the Staff’s intended recommendation focused on at least two disclosure issues related to the U.S. Retail division. First, the Staff believed that the Company does not adequately disclose the practice of “loading” at the end of fiscal quarters to help meet internal sales targets or the impact of such quarter-end “loading” on current and future period results of operations. The Company understands the term “loading” in this context to mean the use of discounts or other promotional programs to encourage retailers and wholesalers to increase their purchases of Company products. Second, the Staff believed that the Company had misstated its policy on product returns. The Staff also informed the Company that its investigation is ongoing.

The Company, its Chief Executive Officer, and its Chief Financial Officer responded to the Wells notice with a written submission explaining the factual and legal bases for the Company’s belief that its sales practices comply with all applicable regulations. The SEC subsequently issued a formal request for additional information in connection with its investigation. At this time, it is not possible to predict how long the investigation will continue or whether the SEC will bring any legal action against the Company.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 11	Statement of Computation of Earnings per Share.

Exhibit 12	Statement of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

On December 17, 2003, the Company furnished a Report on Form 8-K to report a press release announcing financial results for its fiscal second quarter ended November 23, 2003.

On February 12, 2004, the Company filed a Report on Form 8-K to report that the Company had entered into a $750 million five-year credit facility among the Company, JPMorgan Chase Bank, as Administrative Agent, and other financial institutions party thereto, and that the Company entered into Amendment No. 3 to its Five-Year Credit Agreement dated January 24, 2001.

On February 17, 2004, the Company filed a Report on Form 8-K to report a press release issued in connection with a presentation at the Consumer Analyst Group of New York (CAGNY) Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC. (Registrant)
Date April 6, 2004	/s/ S. S. Marshall S. S. Marshall Senior Vice President, General Counsel
Date April 6, 2004	/s/ K. L. Thome K. L. Thome Senior Vice President, Financial Operations