Form 10-K
period 2004-05-30
GENERAL MILLS INC
filed 2004-07-29
CIK 40704

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 30, 2004

Commission File Number 1-1185

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

Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $44.43 per share as reported on the New York Stock Exchange on November 21, 2003 (the last business day of Registrant’s most recently completed second fiscal quarter): $13,066 million.

Number of shares of Common Stock outstanding as of July 20, 2004: 380,188,241 (including shares set aside for the exchange of shares of Ralcorp Holdings, Inc. and excluding 122,118,423 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1 —	Business.

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

The Company’s operating segments are organized generally by product categories. U.S. Retail consists of cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. The Bakeries and Foodservice segment consists of products marketed to retail and wholesale bakeries and offered to the commercial and noncommercial foodservice sectors throughout the United States and Canada, such as restaurants and business and school cafeterias. The International segment is made up of retail business outside the United States and foodservice business outside of the United States and Canada. A more detailed description of the product categories for each reportable segment is set forth below.

On October 31, 2001, General Mills completed the acquisition of the worldwide businesses of The Pillsbury Company from Diageo plc (“Diageo”). With the Pillsbury acquisition, the Company added established, market-leading brands to its U.S. retail business, more than doubled its foodservice business, significantly increased its international presence and created opportunities for productivity improvement and cost synergies. For a more detailed description of the Pillsbury acquisition, please see Note Two to the Consolidated Financial Statements appearing on page 28 in Item Eight of this report.

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

Big G Cereals. General Mills produces and sells a number of ready-to-eat cereals, including such brands as: Cheerios, Honey Nut Cheerios, Frosted Cheerios, Apple Cinnamon Cheerios, MultiGrain Cheerios, Berry Burst Cheerios, Team Cheerios, Wheaties, Wheaties Energy Crunch, Lucky Charms, Total Corn Flakes, Whole Grain Total, Total Raisin Bran, Brown Sugar and Oat Total, Trix, Golden Grahams, Wheat Chex, Corn Chex, Rice Chex, Multi-Bran Chex, Honey Nut Chex, Kix, Berry Berry Kix, Fiber One, Reese’s Puffs, Cocoa Puffs, Cookie Crisp, Cinnamon Toast Crunch, French Toast Crunch, Peanut Butter Toast Crunch, Clusters, Oatmeal Crisp, Basic 4, and Raisin Nut Bran.

Meals. General Mills manufactures and sells several lines of convenient dinner products, including Betty Crocker dry packaged dinner mixes under the Hamburger Helper, Tuna Helper, Chicken Helper and Pork Helper trademarks, Old El Paso Mexican foods and dinner kits, Progresso soups and ingredients, Green Giant canned and frozen vegetables and meal starters, and a line of refrigerated barbeque products under the Lloyd’s Barbeque name. Also under the Betty Crocker trademark, the Company sells dry packaged specialty potatoes, Potato Buds instant mashed potatoes, Suddenly Salad and Bac*O’s salad topping. The Company also manufactures and markets shelf stable microwave meals under the Betty Crocker Bowl Appetit! trademark and packaged meals under the Betty Crocker Complete Meals trademark.

Pillsbury USA. General Mills manufactures and sells refrigerated and frozen dough products, frozen breakfast products, and frozen pizza and snack products. Refrigerated dough products marketed under the Pillsbury brand include Grands! biscuits and sweet rolls, Golden Layers biscuits, Pillsbury Ready To Bake! and Big Deluxe Classics cookies, and Pillsbury rolls, biscuits, cookies, breads and pie crust. Frozen dough product offerings include Home Baked Classics biscuits, rolls and other bakery goods. Breakfast products sold under the Pillsbury trademark include Toaster Strudel pastries, Toaster Scrambles pastries and Pillsbury frozen pancakes, waffles and waffle sticks. All the breakfast and refrigerated and frozen dough products incorporate the well-known Doughboy logo. Frozen pizza and snack products are marketed under the Totino’s and Jeno’s trademarks.

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

Snacks. General Mills markets Milk n’Cereal bars; Pop•Secret microwave popcorn; a line of grain snacks including Nature Valley granola bars; a line of fruit snacks including Fruit Roll-Ups, Fruit By The Foot and Gushers; a line of snack mix products including Chex Mix and Gardetto’s snack mix; savory snacks marketed under the name Bugles; and carbohydrate management bars marketed under the name Momentum.

Yoplait-Colombo. General Mills manufactures and sells yogurt products, including Yoplait Original, Yoplait Light, Custard Style, Trix, Yumsters, Go-GURT — yogurt-in-a-tube, Yoplait Whips! — a mousse-like yogurt, Yoplait Nouriche — a meal replacement yogurt drink, and Yoplait Ultra — a yogurt with fewer carbohydrates than regular low-fat yogurt. The Company also manufactures and sells a variety of refrigerated cup yogurt products under the Colombo brand name.

Organic. General Mills markets organic frozen fruits and vegetables, meals and entrees, a wide variety of canned tomato products including tomatoes and spaghetti sauce, frozen juice concentrates, fruit spreads, frozen desserts and cereal under its Cascadian Farm and Muir Glen trademarks.

BAKERIES AND FOODSERVICE. General Mills markets mixes and unbaked, par-baked and fully baked frozen dough products to retail, supermarket and wholesale bakeries under the Pillsbury and Gold Medal trademarks. In addition, the Company sells flour to bakery, foodservice and manufacturing customers. The Company also markets frozen dough products, branded baking mixes, cereals, snacks, dinner and side dish products, refrigerated and soft-serve frozen yogurt, and custom food items to quick serve chains and other restaurants, business and school cafeterias, convenience stores and vending companies.

INTERNATIONAL. General Mills’ international businesses consist of operations and sales in Canada, Latin America, Europe and the Asia/Pacific region. Outside the U.S., the Company manufactures its products in 15 countries and distributes them in over 100 countries. In Canada, the Company markets products in many categories, including cereals, meals, refrigerated dough products, baking products and snacks. Outside of North America, the Company offers numerous local brands in addition to such internationally recognized brands as Häagen-Dazs ice cream, Old El Paso Mexican foods, Green Giant vegetables, Pillsbury dough products and mixes, Betty Crocker mixes and Bugles snacks. The Company also sells mixes and dough products to bakery and foodservice customers outside of the United States and Canada. These international businesses are managed through wholly owned subsidiaries and joint ventures with sales and marketing organizations in 33 countries.

For additional geographic information please see Note Eighteen to the Consolidated Financial Statements appearing on pages 46 through 47 in Item Eight of this report.

FINANCIAL INFORMATION ABOUT REPORTABLE SEGMENTS

The following tables set forth the percentage of net sales and operating profit from each reportable segment:

Percent of Net Sales

For Fiscal Years Ended May	2004	2003	2002

U.S. Retail	70%	71%	74%
Bakeries and Foodservice	16	17	16
International	14	12	10

Total	100%	100%	100%

Percent of Operating Profit

For Fiscal Years Ended May	2004	2003	2002

U.S. Retail	88%	88%	84%
Bakeries and Foodservice	6	8	12
International	6	4	4

Total	100%	100%	100%

Financial information for the Company’s reportable business segments is set forth in Note Eighteen to the Consolidated Financial Statements appearing on pages 46 through 47 in Item Eight of this report.

JOINT VENTURES

In addition to its consolidated operations, the Company manufactures and sells products through several joint ventures.

DOMESTIC JOINT VENTURE.   The Company has a 50 percent equity interest in 8th Continent, LLC, a joint venture formed with DuPont to develop and market soy-based products. This venture began marketing a line of 8th Continent soymilk to limited markets in July 2001 and nationally in June 2003.

INTERNATIONAL JOINT VENTURES.   The Company has a 50 percent equity interest in Cereal Partners Worldwide (CPW), a joint venture with Nestlé S.A., that distributes products in more than 130 countries and republics. The cereal products marketed by CPW under the umbrella Nestlé trademark in fiscal 2004 included: Chocapic, Corn Flakes, Crunch, Fitness, Fitness and Fruit, Honey Nut Cheerios, Cheerios, Nesquik, Shredded Wheat, and Shreddies. CPW also markets cereal bars in several European countries and manufactures private label cereals for customers in the United Kingdom.

Snack Ventures Europe (SVE), the Company’s joint venture with PepsiCo, Inc., manufactures and sells snack foods in Holland, France, Belgium, Spain, Portugal, Greece, the Baltics, Hungary and Russia. The Company has a 40.5 percent equity interest in SVE. The products marketed by SVE in fiscal 2004 included: 3-Ds, Bugles, Doritos, Fritos, Hamka’s, Lay’s, Ruffles and Dippas.

The Company has a 50 percent interest in each of four joint ventures for the manufacture, distribution and marketing of Häagen-Dazs frozen ice cream products and novelties in Japan, Korea, Thailand and the Philippines. The Company also has a 50 percent interest in Seretram, a joint venture with Co-op de Pau for the production of Green Giant canned corn in France.

See Note Four to the Consolidated Financial Statements appearing on page 31 in Item Eight of this report.

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

CUSTOMERS

During fiscal 2004, one customer, Wal-Mart Stores, Inc., accounted for approximately 14 percent of the Company’s consolidated net sales and 19 percent of the Company’s sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of the Company’s consolidated net sales. The top five customers of our U.S. Retail segment accounted for approximately 43 percent of the segment’s fiscal 2004 net sales. For the Bakeries and Foodservice segment, the top five customers accounted for approximately 34 percent of the segment’s fiscal 2004 net sales.

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

GENERAL INFORMATION

Trademarks and Patents. Trademarks and service marks are vital to the Company’s businesses. The Company’s products are marketed under trademarks and service marks that are owned by or licensed to the Company. The most significant trademarks and service marks used in the Company’s businesses are set forth in italics in the business discussions above. These marks include the trademarks used in our international joint ventures that are owned by or licensed to the joint ventures. In addition, some of the Company’s products are marketed under or in combination with trademarks that have been licensed from others, including Yoplait yogurt, Reese’s Puffs cereal, Hershey’s chocolate included with a variety of products, and a variety of characters and brands used on fruit snacks, including Sunkist, Shrek, and various Warner Bros. and Sesame Workshop characters.

As part of the fiscal 2002 sale to International Multifoods Corporation (IMC) of certain Pillsbury dessert and specialty product businesses, IMC received an exclusive royalty-free license to use the Doughboy trademark and Pillsbury brand in the desserts and baking mix categories. The licenses are renewable without cost in 20-year increments at IMC’s discretion. In June 2004, J. M. Smucker Company acquired IMC and now has the right to use the marks under the terms of the licenses.

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

The Company’s strategy is to buy these materials at price levels that allow a targeted profit margin. Since commodities generally represent the largest variable cost in manufacturing the Company’s products, to the extent possible, the Company hedges the risk associated with adverse price movements using exchange-traded futures and options, forward cash contracts and over-the-counter hedging mechanisms. These tools enable the Company to manage the related commodity price risk over periods of time that exceed the period of time in which the physical commodity is available. Accordingly, the Company uses these hedging tools to mitigate the risks associated with adverse price movements and not to speculate in the marketplace. See also Note Seven to the Consolidated Financial Statements appearing on pages 34 through 35 in Item Eight of this report and the “Market Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operation appearing on page 19 in Item Seven of this report.

Capital Expenditures. During the fiscal year ended May 30, 2004, General Mills’ aggregate capital expenditures for fixed assets and intangibles amounted to $653 million, including construction costs to consolidate the Company’s headquarters and expenditures associated with the acquisition and integration of Pillsbury. The Company expects to spend approximately $450-500 million for capital projects in fiscal 2005, primarily for fixed assets to support further growth and increase supply chain productivity.

Research and Development. Major research and development facilities are located at the Riverside Technical Center in Minneapolis, Minnesota and the James Ford Bell Technical Center in Golden Valley (suburban Minneapolis), Minnesota. General Mills’ research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business areas. Research and development expenditures amounted to $158 million in fiscal 2004, $149 million in fiscal 2003 and $131 million in fiscal 2002.

Employees. At May 30, 2004, General Mills had approximately 27,580 employees.

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

Environmental Matters. As of June 2004, General Mills was involved with the following active cleanup sites associated with the alleged release or threatened release of hazardous substances or wastes:

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

These matters involve several different actions, including litigation initiated by governmental authorities and/or private parties, administrative proceedings commenced by regulatory agencies, and demand letters issued by regulatory agencies and/or private parties. Of the 16 matters in the table above, the Company is a party to current litigation related to two cleanup sites:

•	Pennsauken Solid Waste Management Authority, et al. v. State of New Jersey, et al., Defendants — Quick-way, Inc., Defendant and Third-party Plaintiff, v. A-1 Accoustical Ceiling, Inc. et al. involves a State of New Jersey superfund site where a former subsidiary of the Company has been sued as a third-party defendant. The Company is defending this action under the terms of an indemnification agreement. The amount of the cleanup liability has not been determined.

•	West Coast Home Builders, Inc. v. Ashland Inc., et al. involves a claim for an unspecified amount of damages for the diminished value of property adjacent to a State of California superfund site. The cleanup of the site is covered by an existing settlement agreement between the State of California and a group of the potentially responsible parties, including the Company. A tolling agreement has expired and, as a result, the complaint has been re-filed by the plaintiff, but not yet served on the Company. In addition, the potentially responsible parties have an insurance policy that covers the costs of cleanup in excess of amounts already paid, including third party claims related to the site. We believe the claims are covered by the insurance policy and that the Company does not have any financial exposure as a result of this litigation.
•	SPPI-Sommerville Inc., et al v. TRC Companies, Inc. et al. involves a claim for an unspecified amount of damages for the diminished value of another parcel of property adjacent to the same State of California superfund site as the West Coast Home Builders claim. This claim has been filed with the court but has not yet been served on the Company. As with the West Coast Home Builders claim, the potentially responsible parties have an insurance policy that covers the costs of cleanup in excess of amounts already paid, including third party claims related to the site. The Company believes the claims are covered by the insurance policy and that the Company does not have any financial exposure as a result of this litigation.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The section below summarizes the executive officers of General Mills, together with their ages and business experience:

Randy G. Darcy, age 53, is Senior Vice President, Chief Technical Officer with responsibilities for Supply Chain, Research and Development, and Quality and Regulatory Operations. Mr. Darcy joined the Company in 1987, was named Vice President, Director of Manufacturing, Technology and Operations in 1989, served as Senior Vice President, Supply Chain from 1994 to 2003 and was named to his present position in 2003. Mr. Darcy was employed by Procter & Gamble from 1973 to 1987, serving in a variety of management positions. Mr. Darcy is a director of NorthWestern Corporation.

Rory A. M. Delaney, age 59, is Senior Vice President, Strategic Technology Development. Mr. Delaney joined the Company in this position in 2001 from The Pillsbury Company where he spent a total of eight years, last serving as Senior Vice President of Technology, responsible for the development and application of food technologies for Pillsbury’s global operations. Prior to joining The Pillsbury Company, Mr. Delaney spent 18 years with PepsiCo, last serving as Senior Vice President of Technology for Frito-Lay North America.

Stephen R. Demeritt, age 60, is Vice Chairman of the Company, with responsibility for Big G Cereals, Snacks, Yoplait-Colombo, General Mills Canada, Consumer Insights and Advertising, Small Planet Foods, and the 8th Continent, Cereal Partners Worldwide and Snack Ventures Europe joint ventures. He has served as Vice Chairman since October 1999. Mr. Demeritt joined General Mills in 1969 and served in a variety of consumer food marketing positions. He was President of International Foods from 1991 to 1993 and from 1993 to 1999 was Chief Executive Officer of Cereal Partners Worldwide, our global cereal joint venture with Nestlé. Mr. Demeritt is a director of Eastman Chemical Company.

James A. Lawrence, age 51, is Executive Vice President, Chief Financial Officer, with additional responsibility for international operations. Mr. Lawrence joined the Company as Chief Financial Officer in 1998 from Northwest Airlines where he was Executive Vice President, Chief Financial Officer. Prior to joining Northwest Airlines in 1996, he was at Pepsi-Cola International, serving initially as Executive Vice President and subsequently as President and Chief Executive Officer for its operations in Asia, the Middle East and Africa. Mr. Lawrence is a director of St. Paul Travelers Companies and Avnet, Inc.

Siri S. Marshall, age 56, is Senior Vice President, Corporate Affairs, General Counsel and Secretary. Ms. Marshall joined the Company in 1994 as Senior Vice President, General Counsel and Secretary from Avon Products, Inc. where she spent 15 years, last serving as Senior Vice President, General Counsel and Secretary.

Michael A. Peel, age 54, is Senior Vice President, Human Resources and Corporate Services. Mr. Peel joined the Company in this position in 1991 from PepsiCo where he spent 14 years, last serving as Senior Vice President, Human Resources, responsible for PepsiCo Worldwide Foods. Mr. Peel is a director of Select Comfort Corporation.

Jeffrey J. Rotsch, age 54, is Senior Vice President, President, Consumer Foods Sales. Mr. Rotsch joined the Company in 1974 and served as the president of several divisions, including Betty Crocker and Big G cereals. He was elected Senior Vice President in 1993 and named President, Consumer Foods Sales, in November 1997.

Stephen W. Sanger, age 58, has been Chairman of the Board and Chief Executive Officer of General Mills since 1995. Mr. Sanger joined the Company in 1974 and served as the head of several business units, including Yoplait USA and Big G cereals. He was elected a Senior Vice President in 1989, an Executive Vice President in 1991, Vice Chairman in 1992 and President in 1993. He is a director of Target Corporation, Wells Fargo & Company and Grocery Manufacturers of America.

Kenneth L. Thome, age 56, is Senior Vice President, Financial Operations. Mr. Thome joined the Company in 1969 and was named Vice President, Controller for Convenience and International Foods Group in 1985, Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991 and was elected to his present position in 1993.

Raymond G. Viault, age 59, is Vice Chairman of the Company with responsibility for the Meals, Baking Products, Pillsbury USA and Bakeries and Foodservice businesses. Mr. Viault joined the Company as Vice Chairman in 1996 from Philip Morris, where he had been based in Zurich, Switzerland, serving since 1990 as President of Kraft Jacobs Suchard. Mr. Viault was with Kraft General Foods a total of 20 years, serving in a variety of major marketing and general management positions. Mr. Viault has announced his intention to retire from the Company on October 1, 2004. Mr. Viault is a director of VF Corporation and Newell Rubbermaid Inc.

AVAILABLE INFORMATION

Availability of Reports. General Mills is a reporting company under the Securities Exchange Act of 1934, as amended (the 1934 Act), and files reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). The public may read and copy any Company filings at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because the Company makes filings to the SEC electronically, you may access this information at the SEC’s internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

Web Site Access. Our internet Web site address is www.generalmills.com. We make available, free of charge at the “Investor Information” portion of this Web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our Web site.

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

The Company’s future results could be affected by a variety of factors, such as:

•	competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions and promotional activities of our competitors;
•	actions of competitors other than as described above;
•	economic conditions, including changes in inflation rates, interest rates or tax rates;
•	product development and innovation;
•	consumer acceptance of new products and product improvements;
•	consumer reaction to pricing actions and changes in promotion levels;
•	acquisitions or dispositions of businesses or assets;
•	changes in capital structure;
•	changes in laws and regulations, including changes in accounting standards;
•	changes in customer demand for our products;
•	effectiveness of advertising, marketing and promotional programs;
•	changes in consumer behavior, trends and preferences, including weight loss trends;
•	consumer perception of health-related issues, including obesity;
•	changes in purchasing and inventory levels of significant customers;
•	fluctuations in the cost and availability of supply chain resources, including raw materials, packaging and energy;
•	benefit plan expenses due to changes in plan asset values and/or discount rates used to determine plan liabilities;
•	foreign economic conditions, including currency rate fluctuations; and
•	political unrest in foreign markets and economic uncertainty due to terrorism or war.

The Company’s predictions about future debt reduction could be affected by a variety of factors, including items listed above that could impact future earnings. The debt reduction goals could also be affected by changes in economic conditions or capital market conditions, including interest rates, laws and regulations. The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

The Company’s debt securities are rated by rating organizations. Investors should note that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating agency, and that each rating should be evaluated independently of any other rating.

ITEM 2 —	Properties.

General Mills’ principal executive offices and main research facilities are Company-owned, and are located in the Minneapolis, Minnesota metropolitan area. The Company owns and operates numerous manufacturing facilities, and maintains many sales and administrative offices and warehouses, mainly in the United States. Other facilities are operated in Canada and elsewhere around the world.

As of May 2004, General Mills operated 63 facilities for the production of a wide variety of food products. Of these plants, 36 are located in the United States, nine in Asia/Pacific, seven in Canada and Mexico, six in Europe, four in Latin America and one in South Africa.

The Company owns flour mills at eight locations: Avon, Iowa; Buffalo, New York; Great Falls, Montana; Kansas City, Missouri; Minneapolis, Minnesota (2); Vallejo, California; and Vernon, California. The Company operates seven terminal grain elevators and has country grain elevators in eight locations, plus additional seasonal elevators, primarily in Idaho.

The Company also owns or leases warehouse space aggregating approximately 10,500,000 square feet, of which approximately 8,600,000 square feet are leased. A number of sales and administrative offices are maintained by the Company in the United States, Canada, and elsewhere around the world, totaling approximately 3,000,000 square feet.

ITEM 3 —	Legal Proceedings.

In management’s opinion, there were no claims or litigation pending as of May 30, 2004, that could have a material adverse effect on the consolidated financial position or results of operations of the Company. See the information contained under the section entitled “Environmental Matters,” on pages 4 and 5 of this report, for a discussion of environmental matters in which the Company is involved.

On October 15, 2003, the Company announced that the Securities and Exchange Commission (SEC) had issued a formal request for information concerning the Company’s sales practices and related accounting. On February 3, 2004, the Company announced that the Staff of the SEC had issued a Wells notice reflecting the Staff’s intention to recommend that the SEC bring a civil action against the Company, its Chief Executive Officer, and its Chief Financial Officer.

The Staff indicated to the Company that its intended recommendation focused on at least two disclosure issues related to the U.S. Retail division. First, the Staff believed that the Company does not adequately disclose the practice of “loading” at the end of fiscal quarters to help meet internal sales targets or the impact of such quarter-end “loading” on current and future period results of operations. The Company understands the term “loading” in this context to mean the use of discounts or other promotional programs to encourage retailers and wholesalers to increase their purchases of Company products. Second, the Staff believed that the Company had misstated its policy on product returns. The Staff also informed the Company that its investigation is ongoing.

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

ITEM 4 —	Submission of Matters to a Vote of Security Holders.

No matters require disclosure here.

PART II

ITEM 5 —	Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is listed on the New York Stock Exchange. On July 20, 2004, there were approximately 37,013 record holders of the Company’s common stock. Information regarding the market prices for the Company’s common stock and dividend payments for the two most recent fiscal years is set forth in Note Nineteen to the Consolidated Financial Statements on page 47 in Item Eight of this report.

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three fiscal months ended May 30, 2004.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program

February 23, 2004 through March 28, 2004	203,514	$46.76	—	—
March 29, 2004 through April 25, 2004	5,100	$46.92	—	—
April 26, 2004 through May 30, 2004	30,550	$45.73	—	—

Total	239,164	$46.63	—	—

(a)	The total number of shares purchased includes: (i) 204,800 shares purchased from the ESOP fund of the Company 401(k) savings plan, (ii) 30,000 shares purchased by the trust for the Company 401(k) savings plan, and (iii) 4,364 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock.

ITEM 6 —	Selected Financial Data.

In millions, Except Per Share Data	May 30, 2004	May 25, 2003	May 26, 2002	May 27, 2001	May 28, 2000

Earnings per share – basic	$2.82	$2.49	$1.38	$2.34	$2.05
Earnings per share – diluted	2.75	2.43	1.34	2.28	2.00
Net sales	11,070	10,506	7,949	5,450	5,173
Net earnings	1,055	917	458	665	614
Total assets	18,448	18,227	16,540	5,091	4,574
Long-term debt, excluding current portion	7,410	7,516	5,591	2,221	1,760
Dividends per share	1.10	1.10	1.10	1.10	1.10

The acquisition of Pillsbury, on October 31, 2001, significantly affected our financial condition and results of operations beginning in fiscal 2002. See Note Two to the consolidated financial statements on page 28 in Item Eight of this report.

ITEM 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

EXECUTIVE OVERVIEW

General Mills is a global consumer foods company. We develop differentiated food products and market these value-added products under unique brand names. We work continuously on product innovation to improve our established brands and to create new products that meet consumers’ evolving needs and preferences. In addition, we build the equity of our brands over time with strong consumer-directed marketing and innovative merchandising. We believe our brand-building strategy is the key to winning and sustaining leading share positions in markets around the globe.

Our businesses are organized into three segments. Our U.S. Retail segment accounted for approximately 70 percent of our fiscal 2004 net sales, and reflects business with a wide variety of grocery stores, specialty stores, drug and discount chains, and mass merchandisers operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our Bakeries and Foodservice segment generated approximately 16 percent of fiscal 2004 net sales. This business segment consists of products marketed to retail and wholesale bakeries, and to commercial and noncommercial foodservice distributors and operators throughout the United States and Canada. The remaining 14 percent of our fiscal 2004 net sales was generated by our consolidated International businesses. These include a retail business in Canada that largely mirrors our U.S. retail product mix, along with retail and foodservice businesses competing in key markets in Europe, Latin America and the Asia/Pacific region.

In addition to these consolidated operations, we participate in several joint ventures. We record our proportionate share of after-tax earnings or losses from these ventures. In fiscal 2004, joint ventures accounted for $74 million of our after-tax earnings.

Our fundamental business goal is to generate superior returns for our shareholders over the long term by delivering consistent growth in sales and earnings, coupled with an attractive dividend yield. We have met this objective over the most recent five-year period (fiscal 1999 to 2004), as General Mills’ total return to shareholders has averaged 5 percent while the S&P 500 Index has posted a negative 2 percent average annual return over this period. However, in the most recent fiscal year the 22 percent return of the S&P 500 Index outperformed our 1 percent return.

We achieved good sales and earnings gains in fiscal 2004, which included the benefit of an extra week. For the 53-week period ended May 30, 2004, our net sales grew 5 percent and diluted earnings per share grew 13 percent. Details of our financial results are provided in the Results of Operations section below. Our cash flow in 2004 was strong, enabling us to pay out almost 40 percent of earnings as dividends, make significant fixed asset investments to support future growth and productivity, and reduce the balance of our adjusted debt plus minority interests by $572 million (see definition of adjusted debt on page 14 of this report). We have prioritized debt repayment as a use of cash for the three-year period through fiscal 2006. Our goal is to reduce the balance of our adjusted debt plus minority interests by a cumulative $2 billion by the end of 2006, and thereby improve our fixed charge coverage to the levels we demonstrated prior to our acquisition of Pillsbury in October 2001.

While our earnings results in 2004 were good overall, they fell short of our initial expectations for the year due to three principal factors. First, higher commodity costs reduced our gross margin. Second, the recent popularity of low-carbohydrate diets slowed sales in several of our major product categories. And finally, our Bakeries and Foodservice business fell well short of targeted results, due in part to the low-carbohydrate trend and higher supply chain costs. These results also reflect disruption caused by our own manufacturing realignment actions and decisions to eliminate low-margin product lines in a number of customer categories.

In fiscal 2005, we face several challenges that will hinder earnings growth. The first obvious hurdle is the fact that we will have one less week of business in 2005 going up against 53-week results in 2004. But beyond that, commodity prices continue to rise — our 2005 business plan assumes a significant increase in commodity costs compared to our 2004 expense. Energy costs and our salary and benefit expense are expected to be higher. And from an operations perspective, we need to stabilize trends in our Bakeries and Foodservice segment.

To partially offset the higher input costs we are experiencing, we have increased list prices on certain product lines. We also plan to increase merchandised price points for certain products. However, these actions won’t entirely cover our increased costs. We plan to capture additional supply chain productivity during 2005, and we will continue to control administrative costs companywide. We also have identified opportunities to reconfigure certain manufacturing activities to improve our cost structure.

We believe the key driver of our results in 2005 will be the success of our product innovation, which is critical to achieving unit volume growth. Our business plans include new product activity and innovations that respond to consumers’ interest in health and nutrition, convenience and new flavor varieties.

RESULTS OF OPERATIONS — 2004 vs. 2003

Net sales for the company increased 5 percent for the year compared to sales in fiscal 2003. Excluding the effect of the 53rd week, net sales increased 4 percent. The components of net sales growth are shown in the following table:

Components of Net Sales Growth
Fiscal 2004 vs. Fiscal 2003

Unit Volume Growth:
52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	+2 pts
53rd week	+1 pt
Price/Product Mix/Foreign Currency Exchange	+3 pts
Trade and Coupon Promotion Expense	–1 pt

Net Sales Growth	+5%

The unit volume growth in fiscal 2004 contributed approximately $130 million in gross margin improvement (net sales less cost of sales) over fiscal 2003. However, gross margin increased by only $89 million. Increased cost of sales, driven primarily by more than $100 million in commodity cost increases, could not be fully covered by net pricing realization. As a result, gross margin as a percent of net sales decreased from 42 percent in fiscal 2003 to 41 percent in fiscal 2004.

Selling, general and administrative costs decreased by $29 million from fiscal 2003 to fiscal 2004, driven by a $36 million decrease in merger-related costs. These merger-related costs are infrequently occurring items related to the planning and execution of the integration of Pillsbury, including consulting, system conversions, relocation, training and communications.

Net interest expense decreased 7 percent from $547 million in fiscal 2003 to $508 million in fiscal 2004, primarily due to favorable interest rates. We have in place a net amount of interest rate swaps that convert $79 million of floating rate debt to fixed rates. Our portfolio of interest rate swaps has an average life of 4.0 years and has an average fixed rate of 5.3 percent. Taking into account the effect of all of our interest rate swaps, the average interest rate on our total outstanding debt as of May 30, 2004 was approximately 5.8 percent.

Restructuring and other exit costs were $26 million in fiscal 2004, as described in more detail in Note Three to the consolidated financial statements. Approximately $11 million was related to plant closures in the Netherlands, Brazil and California. We recorded an additional $7 million primarily related to adjustments of costs associated with previously announced closures of manufacturing facilities. In addition, we recorded $8 million for severance, primarily related to realignment actions in our Bakeries and Foodservice organization. Our fiscal 2003 results included restructuring and other exit costs of $62 million. These costs also are discussed in Note Three.

Our effective income tax rate was 35 percent in fiscal 2004 and 2003.

After-tax earnings from joint venture operations grew 21 percent to reach $74 million in fiscal 2004, compared with $61 million reported a year earlier. Profits for Cereal Partners Worldwide (CPW), our joint venture with Nestlé, and Snack Ventures Europe (SVE), our joint venture with PepsiCo, together grew to $58 million, 29 percent higher than last year’s profits. Häagen-Dazs joint ventures profits were partially offset by continued marketing investment for 8th Continent, the Company’s soy products joint venture with DuPont. These two ventures combined for $16 million of profit. General Mills’ proportionate share of joint venture net sales grew to $1.2 billion, compared to $1.0 billion in fiscal 2003.

Average diluted shares outstanding were 384 million in fiscal 2004, up 2 percent from 378 million in fiscal 2003 primarily due to stock option exercises.

Net income increased to $1,055 million in fiscal 2004, from $917 million in 2003. Net income per diluted share of $2.75 in 2004 was up 13 percent from $2.43 in 2003 as a result of the increased income from operations. We exceeded our debt reduction goal for the year, retiring $572 million of adjusted debt plus minority interests, a key internal measure that we define in our Capital Structure table on page 14.

Operating Segment Results

U.S. Retail Segment

Net sales for our U.S. Retail operations totaled $7.76 billion in fiscal 2004, compared to $7.41 billion in fiscal 2003. The components of net sales growth are shown in the following table:

Components of U.S. Retail Net Sales Growth
Fiscal 2004 vs. Fiscal 2003

Unit Volume Growth:
52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	+2 pts
53rd week	+2 pts
Price/Product Mix	+2 pts
Trade and Coupon Promotion Expense	–1 pt

Net Sales Growth	+5%

Unit volume grew 4 percent versus fiscal 2003 fueled by an increase in product and marketing innovation. Without the 53rd week, unit volume grew 2 percent. All of our U.S. Retail divisions experienced volume growth for the year:

U.S. Retail Unit Volume Growth
Fiscal 2004 vs. Fiscal 2003

Yoplait	+10%
Snacks	+5
Baking Products	+4
Meals	+3
Pillsbury USA	+2
Big G Cereals	+2

Total U.S. Retail	+4%

52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	+2%

Big G cereal volume grew 2 percent in 2004, with contributions from new products including Berry Burst Cheerios, and gains by several key established brands such as Honey Nut Cheerios and Reese’s Puffs. Yoplait yogurt volume increased 10 percent with continued growth from established lines plus contributions from Yoplait Nouriche yogurt beverages. Snacks division volume was up 5 percent, led by growth in fruit snacks and granola bars. Meals division unit volume rose 3 percent with contributions from the line of Progresso Rich & Hearty soups introduced during the year, and from Betty Crocker dinner mixes. Unit volume growth of 2 percent for Pillsbury USA reflected gains for Totino’s pizza and hot snacks, frozen breakfast items (toaster strudel, waffles) and frozen baked goods. Baking Products division unit volume was up 4 percent.

Retail dollar sales for the Company’s major brands also grew 2 percent overall on a 52 vs. 52-week basis as measured by ACNielsen plus projections for Wal-Mart:

Retail Dollar Sales Growth (52 vs. 52-week Basis)
Fiscal 2004 vs. Fiscal 2003

General Mills Retail Sales Growth

Composite Retail Sales	+2%

Major Product Lines:

Grain Snacks	+12%
Ready-to-serve Soup	+12
Refrigerated Yogurt	+6
Dessert Mixes	+4
Dry Dinners	+3
Fruit Snacks	+2
Ready-to-eat Cereals	–2
Refrigerated Dough	–3

Source: ACNielsen plus Wal-Mart Projections

The unit volume growth in fiscal 2004 contributed approximately $125 million in gross margin improvement over fiscal 2003, but gross margin increased by only $54 million. Increased cost of sales, driven primarily by more than $90 million in commodity cost increases, could not be fully covered by net pricing realization. As a result, gross margin as a percent of net sales decreased from 48 percent in fiscal 2003 to 46 percent in fiscal 2004.

Selling, general and administrative costs decreased by $1 million from fiscal 2003 to fiscal 2004.

Operating profits grew to $1.81 billion, up from $1.75 billion in fiscal 2003.

Bakeries and Foodservice Segment

Net sales for our Bakeries and Foodservice operations fell to $1.76 billion in fiscal 2004 compared to $1.80 billion in fiscal 2003. The components of net sales growth are shown in the following table:

Components of Bakeries and Foodservice Net Sales
Growth Fiscal 2004 vs. Fiscal 2003

Unit Volume Growth:
52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	–4 pts
53rd week	+1 pt
Price/Product Mix	+2 pts
Trade and Coupon Promotion Expense	–1 pt

Net Sales Growth	–2%

Unit volume was down 3 percent, or down 4 percent on a comparable basis, reflecting softness in our bakery business due to the popularity of diets low in carbohydrates and elimination of low-margin product lines. Unit volume by major customer category was:

Bakeries and Foodservice Unit Volume Growth
Fiscal 2004 vs. Fiscal 2003

Convenience Stores/Vending	+14%
Distributors/Restaurants	+1
Wholesale/In-store Bakery	–11

Total Bakeries and Foodservice	–3%

52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	–4%

The unit volume decline in fiscal 2004 reduced gross margin by approximately $11 million compared to 2003. However, gross margin declined by $46 million. Increased cost of sales, driven primarily by $35 million in increased manufacturing expense, could not be fully covered by net pricing realization. As a result, gross margin as a percent of net sales decreased from 25 percent in fiscal 2003 to 23 percent in fiscal 2004.

Selling, general and administrative costs decreased by $22 million from fiscal 2003 to fiscal 2004, driven primarily by an $8 million reduction in consumer marketing expense and an $8 million reduction in general administrative expense.

Operating profits fell from $156 million in fiscal 2003 to $132 million in fiscal 2004.

International Segment

Net sales for our International operations totaled $1.55 billion in fiscal 2004 compared to $1.30 billion in 2003. The components of net sales growth are shown in the following table:

Components of International Net Sales Growth
Fiscal 2004 vs. Fiscal 2003

Unit Volume Growth:
52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	+4 pts
53rd week	+1 pt
Price/Product Mix	+7 pts
Foreign Currency Exchange	+11 pts
Trade and Coupon Promotion Expense	–4 pts

Net Sales Growth	+19%

Unit volume grew 5 percent for the year and comparable 52-week volume was up 4 percent. Canada and export operations each had 53-week years; our operations in Europe, Asia and Latin America are reported on a 12 calendar-month basis ended April 30, and therefore did not have the benefit of the 53rd week. International unit volume growth was driven by 12 percent growth in the Asia/Pacific region:

International Unit Volume Growth
Fiscal 2004 vs. Fiscal 2003

Asia/Pacific	+12%
Canada	+6
Europe	+2
Latin America	–

Consolidated International	+5%

52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	+4%

Using constant exchange rates to translate components of earnings, the unit volume increase in fiscal 2004 improved gross margin by approximately $20 million; total gross margin increased by $32 million, as net price realization maintained gross margin as a percent of sales; selling, general and administrative costs increased $18 million; and operating profit increased $14 million, or 15 percent over fiscal 2003.

Operating profits including the effects of foreign currency rate changes grew to $119 million, 31 percent above last year’s $91 million.

Unallocated Corporate Expense

Unallocated corporate expense decreased from $76 million in fiscal 2003 to $17 million in fiscal 2004, driven primarily by a $36 million decrease in merger-related costs as the integration of Pillsbury was completed during the year.

Joint Ventures

Our share of after-tax joint venture earnings increased from $61 million in fiscal 2003 to $74 million in fiscal 2004, primarily due to unit volume gains, as follows:

Joint Ventures Unit Volume Growth
Fiscal 2004 vs. Fiscal 2003

CPW	+9%
SVE	+4
Häagen-Dazs	+3
8th Continent	NM

Total Joint Ventures	+8%

Our joint ventures do not share our fiscal year, and therefore did not have the benefit of a 53rd week in fiscal 2004.

RESULTS OF OPERATIONS — 2003 vs. 2002

The acquisition of Pillsbury, on Oct. 31, 2001, significantly affected fiscal 2003 comparisons for our results of operations, as our fiscal 2002 results include only seven months of ownership of the Pillsbury businesses. Net earnings (including cumulative effect of change in accounting principle, adopted in fiscal 2002, as described in more detail in the section below titled “New Accounting Rules”) were $917 million, up 100 percent from fiscal 2002. Diluted earnings per share were $2.43 compared to $1.34 in fiscal 2002. Annual net sales rose 32 percent, to $10.5 billion, driven by a 30 percent increase in worldwide unit volume for fiscal 2003. The balance of the net sales growth was primarily attributable to promotional efficiencies. On a comparable basis, as if General Mills had owned Pillsbury for all of fiscal 2002, worldwide unit volume grew 3 percent. This performance reflected improvement in our U.S. Retail segment, but was constrained by economic factors limiting growth in our Bakeries and Foodservice segment and Latin American operations in our International segment.

U.S. Retail unit volume comparable for Pillsbury grew 4 percent in fiscal 2003. All of our U.S. Retail divisions experienced volume growth except Baking Products, which declined due to significant competitive promotional activity. Net sales for these operations totaled $7.41 billion in fiscal 2003, compared to $5.91 billion in fiscal 2002. Operating profits totaled $1.75 billion, up 66 percent from the prior year.

Bakeries and Foodservice results in fiscal 2003 included unit volume comparable for Pillsbury that was essentially unchanged from fiscal 2002, reflecting overall weak foodservice industry trends. Net sales reached $1.80 billion in fiscal 2003 compared to $1.26 billion in fiscal 2002, while operating profit was $156 million, up only 1 percent from the prior year in spite of the inclusion of twelve months of Pillsbury results in fiscal 2003 compared to seven months of results included in fiscal 2002.

International unit volume comparable for Pillsbury declined 1 percent in fiscal 2003, driven by a 20 percent decline in Latin America that was nearly offset by volume growth in Canada, Europe and Asia. Net sales totaled $1.30 billion in fiscal 2003 compared to $778 million in 2002, and operating profits grew to $91 million, more than double the prior year’s $45 million total.

IMPACT OF INFLATION

It is our view that changes in the general rate of inflation have not had a significant effect on profitability over the three most recent years other than as noted above related to commodities. We attempt to minimize the effects of inflation through appropriate planning and operating practices. Our market risk management practices are discussed later in this section.

CASH FLOWS

Sources and uses of cash in the past three years are shown in the following table. Over the most recent three-year period, General Mills’ operations have generated $4.0 billion in cash. In 2004, cash flow from operations totaled nearly $1.5 billion. That was down from the previous year as a $218 million increase in operating earnings before depreciation, amortization, deferred income taxes and restructuring and other exit costs was more than offset by an increase in working capital of $186 million in 2004 versus a decrease of $246 million in 2003. The increase in the use of working capital in fiscal 2004 was due primarily to three factors. One of the factors was that the accounts payable balance as of May 30, 2004 was $158 million below last year’s balance primarily due to lower accrued liabilities, such as trade promotion liabilities, driven by faster cash payments. A second factor was a reduction in miscellaneous other current liabilities of $119 million due primarily to payments against integration and restructuring liabilities. The third factor was net income tax payments in 2004 of $225 million versus net payments of $139 million in 2003.

Cash Sources (Uses)

	Fiscal Year

(In millions)	2004	2003	2002

From continuing operations	$1,461	$1,631	$916
From discontinued operations	—	—	(3)
Purchases of land, buildings and equipment, net	(592)	(697)	(485)
Investments in businesses, intangibles and affiliates, net	(2)	(261)	(3,688)
Change in marketable securities	122	(6)	24
Proceeds from disposition of businesses	—	—	939
Other investments, net	2	(54)	(61)
Increase (decrease) in outstanding debt, net	(695)	(616)	5,746
Proceeds from minority investors	—	148	150
Common stock issued	192	96	139
Treasury stock purchases	(24)	(29)	(2,436)
Dividends paid	(413)	(406)	(358)
Other	(3)	(78)	28

Increase (decrease) in cash and cash equivalents	$48	$(272)	$911

In fiscal 2004, capital investment for land, buildings and equipment, and intangibles fell to $653 million from $750 million last year, and included expenditures for the completion of new facilities at our Minneapolis headquarters campus and expenditures associated with the acquisition and integration of Pillsbury. We expect capital expenditures to decrease further in fiscal 2005, to between $450 and $500 million.

Dividends in 2004 totaled $1.10 per share, a payout of 40 percent of diluted earnings per share. The board of directors announced a 13 percent increase in dividends to an annual rate of $1.24 per share, effective with the dividend payable on Aug. 2, 2004.

We did not repurchase a significant number of shares in fiscal 2004, nor do we expect to repurchase a significant number of shares in fiscal 2005.

FINANCIAL CONDITION

Our notes payable and total long-term debt totaled $8.2 billion as of May 30, 2004. We also consider our leases and deferred income taxes related to tax leases as part of our debt structure, and we use a measurement of “adjusted debt plus minority interests,” as shown in the table below. This adjusted debt plus minority interests declined by $572 million, to $8.4 billion, and our stockholders’ equity grew to $5.2 billion. The market value of General Mills stockholders’ equity increased as well, as an increase in shares outstanding was partially offset by a slight decline in share price. As of May 30, 2004, our equity market capitalization was $17.5 billion, based on a price of $46.05 per share and 379 million basic shares outstanding. Our total market capitalization, including adjusted debt, minority interests and equity capital, fell from $26.2 billion as of May 25, 2003 to $25.9 billion as of May 30, 2004.

Capital Structure

(In millions)	May 30, 2004	May 25, 2003

Notes payable	$583	$1,236
Current portion of long-term debt	233	105
Long-term debt	7,410	7,516

Total debt	$8,226	$8,857
Debt adjustments:
Deferred income taxes — tax leases	66	68
Leases — debt equivalent	600	550
Certain cash and cash equivalents	(699)	(623)
Marketable investments, at cost	(54)	(142)

Adjusted debt	$8,139	$8,710
Minority interests	299	300

Adjusted debt plus minority interests	$8,438	$9,010
Stockholders’ equity	5,248	4,175

Total capital	$13,686	$13,185

In fiscal 2004 we refinanced $575 million of our short-term debt through the following issuances: $500 million of 2 percent 3-year notes that were subsequently swapped to 1-month LIBOR plus 11 basis points, and a $75 million 5-year term loan at 1-month LIBOR plus 15 basis points.

We consider our leases and deferred income taxes related to tax leases as part of our fixed-rate obligations. The next table, when reviewed in conjunction with the capital structure table, shows the composition of our debt structure including the impact of using derivative instruments.

Debt Structure

(In millions)	May 30, 2004		May 25, 2003

Floating-rate	$1,169	14%	$985	11%
Fixed-rate	6,603	78	7,407	82
Leases — debt equivalent	600	7	550	6
Deferred income taxes — tax leases	66	1	68	1

Adjusted debt plus minority interests	$8,438	100%	$9,010	100%

At the end of fiscal 2004, approximately 85 percent of our adjusted debt plus minority interests was long-term.

Commercial paper is a continuing source of short-term financing. We can issue commercial paper in the United States and Canada, as well as in Europe, through a program established in fiscal 1999. Our commercial paper borrowings are supported by $1.85 billion in committed credit lines. Currently, we have no outstanding borrowings under these credit lines. The following table details the fee-paid credit lines we had available as of May 30, 2004.

Committed Credit Facilities

	Amount	Expiration

Core Facilities	$0.75 billion	January 2009
	$1.10 billion	January 2006

Total Credit Lines	$1.85 billion

On June 23, 2004, we filed a Universal Shelf Registration Statement (the shelf) with the Securities and Exchange Commission covering the sale of up to $5.943 billion of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts, purchase units and units (all described in the shelf). In addition, the shelf covers resales of an aggregate of 49,907,680 shares of our common stock owned by an affiliate of Diageo plc. When the shelf becomes effective, our existing shelf registration will be incorporated therein.

We believe that two important measures of financial strength are the ratios of fixed charge coverage and cash flow to adjusted debt plus minority interests. Our fixed charge coverage in fiscal 2004 was 3.8 times compared to 3.2 times in fiscal 2003, and cash flow to adjusted debt plus minority interests was 20 percent compared to 15 percent in fiscal 2003. We expect to pay down at least $625 million of adjusted debt plus minority interests in fiscal 2005, as part of a cumulative $2.0 billion reduction in adjusted debt plus minority interests planned over the three-year period ending in fiscal 2006. Our goal is to return to a mid single-A rating for our long-term debt, and to the top tier short-term rating, where we were prior to our announcement of the Pillsbury acquisition.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements nor is it our policy to issue guarantees to third parties. We have, however, issued guarantees of approximately $199 million for the debt and other obligations of unconsolidated affiliates, primarily CPW and SVE. In addition, off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases, which totaled approximately $435 million at May 30, 2004.

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period. The majority of the purchase obligations represent commitments for projected raw material and packaging needs to be utilized in the normal course of business and for consumer-directed marketing commitments that support our brands. Information concerning other long-term liabilities that consist primarily of retirement and other postretirement benefits and the fair value of outstanding interest hedges has been provided in Note Fourteen and Note Seven, respectively.

In millions, Payments Due by Fiscal Year	Total	2005	2006-07	2008-09	2010 and Thereafter

Long-term debt (including current portion)	$7,643	$233	$2,095	$723	$4,592
Operating leases	435	79	134	112	110
Purchase obligations	1,855	1,578	172	78	27

Total	$9,933	$1,890	$2,401	$913	$4,729

CRITICAL ACCOUNTING POLICIES

For a complete description of our significant accounting policies, please see Note One to the consolidated financial statements. Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that may require significant management judgment and estimates. These policies include our accounting for trade and consumer promotion activities; asset impairments; income taxes; and pension and postretirement liabilities.

Trade and Consumer Promotion Activities

We report sales net of certain coupon and trade promotion costs. The trade promotion costs include payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays, discounts to our list prices to lower retail shelf prices, and payments to gain distribution of new products.

The amount and timing of expense recognition for trade and consumer promotion activities involve management judgment related to estimated participation and performance levels. The vast majority of year-end liabilities associated with these activities are resolved within the following fiscal year and therefore do not require highly uncertain long-term estimates. For interim reporting, we estimate the annual trade promotion expense and recognize pro rata period expense generally in proportion to revenue, adjusted for estimated year-to-date expenditures if greater than the pro rata amount. Certain trade and consumer promotion expenses are recorded as reductions of net sales.

Promotional funds for our retail businesses are initially established at the beginning of each year, and paid out over the course of the year based on the customer’s performance of agreed-upon merchandising activity. During the year, additional funds may also be used in response to competitive activities, as a result of changes in the mix of our marketing support, or to help achieve interim unit volume targets.

We set annual sales objectives and interim targets as a regular practice to manage our business. Our sales employees are salaried, and are eligible for annual cash incentives based on performance against objectives set at the start of the year. These objectives include goals for unit volume and the trade promotion cost per unit required to achieve the unit volume goal. Our sales employees have discretion to plan and adjust the timing of merchandising activity over the course of the year, and they also have some discretion to adjust the level of trade promotion funding applied to a particular event.

Our unit volume in the last week of each quarter is consistently higher than the average for the preceding weeks of the quarter. In comparison to the average daily shipments in the first 12 weeks of a quarter, the final week of each quarter has approximately two to four days’ worth of incremental shipments (based on a five-day week), reflecting increased promotional activity at the end of the quarter. This increased activity includes promotions to assure that our customers have sufficient inventory on hand to support major marketing events or increased seasonal demand early in the next quarter, as well as promotions intended to help achieve interim unit volume targets. This increased sales activity results in shipments that are in direct response to orders from customers or authorized pursuant to pre-arranged inventory-management agreements, and accordingly are recognized as revenue within that quarter. The two to four day range of increased unit volume in the last week of each quarter has been generally consistent from quarter to quarter over the last three years.

As part of our effort to assess the results of our promotional activities, we regularly estimate the amount of “retailer inventory” in the system — defined as product that we have shipped to our customers that has not yet been purchased from our customers by the end-consumer. While it is not possible for us to measure the absolute level of inventory, we are able to estimate the change that occurs each month by comparing our shipments to retail customers with their sales to end-consumers (“takeaway”) as reported by ACNielsen. Our estimate indicates inventory levels peak in November when retailers have increased inventories to meet seasonal demand for products like refrigerated dough and ready-to-serve soup. This seasonal trend is generally consistent from year to year, even as retailers have taken actions to reduce their ongoing inventory levels.

We also assess the effectiveness of our promotional activities by evaluating the end-consumer purchases of our products subsequent to the reporting period. If, due to quarter-end promotions or other reasons, our customers purchase more product in any reporting period than end-consumer demand will require in future periods, then our sales level in future reporting periods would be adversely affected.

As part of our ongoing evaluation of sales, we also monitor customer returns. We generally do not allow a right of return on our products. However, on a limited case-by-case basis with prior approval, we may allow customers to return products in saleable condition for redistribution to other customers or outlets. These returns are recorded as reductions of net sales in the period of the return. Monthly returns are consistently below 1 percent of sales, and have averaged approximately 0.5 percent of total monthly shipments over the last three years.

Asset Impairments

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

Income Taxes

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open tax issues are not dissimilar in size or substance from historical items.

Pension Accounting

The accounting for pension and other postretirement liabilities requires the estimation of several critical factors. As detailed in Note Fourteen to the consolidated financial statements, key assumptions that determine this income include the discount rate and expected rate of return on plan assets.

Our discount rate assumption is determined annually based on the interest rate for long-term high-quality corporate bonds. The discount rate used to determine the pension and other postretirement obligations as of the balance sheet date is the rate in effect as of that measurement date. That same discount rate also is used to determine pension and other postretirement income or expense for the following fiscal year.

Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions.

In addition to our assumptions about the discount rate and the expected rate of return on plan assets, we base our determination of pension expense or income on a market-related valuation of assets which reduces year-to-year volatility in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded. As of May 30, 2004, we had cumulative losses of approximately $770 million on our pension plans and $307 million on our postretirement plans. These unrecognized net actuarial losses will result in decreases in our future pension income and increases in postretirement expense since they currently exceed the corridors defined by SFAS No. 87 and SFAS No. 106.

In fiscal 2004, we recorded net pension and postretirement expense of $5 million compared to $42 million of income in fiscal 2003, net of $6 million of curtailments. The discount rates used in our pension and other postretirement assumptions were 7.5 percent for the obligation as of May 26, 2002 and for our fiscal 2003 income and expense estimate, and 6.0 percent for the obligation as of May 25, 2003 and for our fiscal 2004 income and expense estimate. For fiscal 2003 we assumed a rate of return of 10.4 percent on our pension plan assets and 10.0 percent on our other postretirement plan assets. For fiscal 2004 we reduced our rate of return assumptions to 9.6 percent for assets in both plans.

For our fiscal 2005 pension and other postretirement income and expense estimate, we have increased the discount rate to 6.65 percent, based on interest rates as of May 30, 2004. The expected rate of return on plan assets remains 9.6 percent. Based on these rates and various other assumptions including the amortization of unrecognized net actuarial losses, we estimate that our net pension and postretirement expense, exclusive of curtailments, if any, will approximate $20 million in fiscal 2005 compared to expense of $5 million, exclusive of curtailments, in fiscal 2004. Actual future net pension and postretirement income or expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in our pension and postretirement plans.

Lowering the expected long-term rate of return on assets by 50 basis points would increase our net pension and postretirement expense for fiscal 2005 by approximately $18 million. Lowering the discount rate by 50 basis points would increase our net pension and postretirement expense for fiscal 2005 by approximately $23 million.

NEW ACCOUNTING RULES

On the first day of fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. We recorded the cumulative effect of adopting this accounting change in fiscal 2002, as follows:

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

On the first day of fiscal 2002, we also adopted SFAS No. 141, “Business Combinations,” which requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

The third Statement we adopted at the start of fiscal 2002 was SFAS No. 142, “Goodwill and Intangible Assets.” This Statement eliminates the amortization of goodwill and instead requires that goodwill be tested annually for impairment. Transitional impairment tests of our goodwill did not require adjustment to any of our goodwill carrying values.

In the fourth quarter of fiscal 2002, we adopted the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which requires recording certain coupon and trade promotion expenses as reductions of revenues. Since adopting this requirement resulted only in the reclassification of certain expenses from selling, general and administrative expense to a reduction of net sales, it did not affect our financial position or net earnings.

Effective the first quarter of fiscal 2003, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements of guarantees, as well as requiring the recording of certain guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not require any material change in our guarantee disclosures (see Note Seventeen).

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this Standard affected the timing of the recognition of exit or disposal costs for disposal activities initiated after December 31, 2002.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was implemented in our second quarter of fiscal 2004 and did not have an effect on our consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46). FIN 46 requires that interests in variable interest entities that are considered to be special purpose entities be included in the financial statements for the year ended May 30, 2004. FIN 46 was implemented in our fourth quarter of fiscal 2004 and did not have a material effect on our consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revision to SFAS No. 132 requires additional disclosures for pension and other postretirement benefits plans, which are presented in Note Fourteen — Retirement And Other Postretirement Benefit Plans.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (Act) was signed into law on December 8, 2003. The Act introduced a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare. Financial Accounting Standards Board Staff Position 106-2 (FSP 106-2) provides accounting guidance related to the Act. We adopted FSP 106-2 at the beginning of our fourth quarter of fiscal 2004 and it did not have a material effect on our consolidated financial statements. See Note Fourteen — Retirement and Other Postretirement Benefit Plans.

MARKET RISK MANAGEMENT

Our Company is exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our earnings and cash flows. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under company policies that place clear controls on these activities. The counterparties in these transactions are highly rated institutions. Our hedging transactions include (but are not limited to) the use of a variety of derivative financial instruments. We use derivatives only where there is an underlying exposure; we do not use them for trading or speculative purposes. Additional information regarding our use of financial instruments is included in Note Seven to the consolidated financial statements.

Interest Rates — We manage our debt structure and our interest rate risk through the use of fixed- and floating-rate debt, and through the use of derivatives. We use interest rate swaps to hedge our exposure to interest rate changes, and also to reduce volatility of our financing costs. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount. Our primary exposure is to U.S. interest rates. As of May 30, 2004, we had $10.2 billion of agreed notional principal amounts (the principal amount on which the fixed or floating interest rate is calculated) outstanding, including amounts that neutralize exposure through offsetting swaps (see Notes Seven and Eight to the consolidated financial statements).

Foreign Currency Rates — Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. We primarily use foreign currency forward contracts and option contracts to selectively hedge our cash flow exposure to changes in exchange rates. These contracts function as hedges, since they change in value inversely to the change created in the underlying exposure as foreign exchange rates fluctuate. Our primary exchange rate exposures are with the Canadian dollar, the euro, the Australian dollar, the Mexican peso and the British pound against the U.S. dollar.

Commodities — Certain ingredients used in our products are exposed to commodity price changes. We manage this risk through an integrated set of financial instruments, including purchase orders, noncancelable contracts, futures contracts, futures options and swaps. Our primary commodity price exposures are to cereal grains, vegetables, dairy products, sugar, vegetable oils, meats, fruits, other agricultural products, packaging materials and energy costs.

Value at Risk — These estimates are intended to measure the maximum potential fair value General Mills could lose in one day from adverse changes in market interest rates, foreign exchange rates or commodity prices, under normal market conditions. A Monte Carlo (VAR) methodology was used to quantify the market risk for our exposures. The models assumed normal market conditions and used a 95 percent confidence level.

The VAR calculation used historical interest rates, foreign exchange rates and commodity prices from the past year to estimate the potential volatility and correlation of these rates in the future. The market data were drawn from the RiskMetricsTM data set. The calculations are not intended to represent actual losses in fair value that we expect to incur. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, we would expect that any loss or gain in the fair value of our derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations were: debt; investments; interest rate swaps; foreign exchange forwards; and commodity swaps, futures and options. The calculations do not include the underlying foreign exchange and commodities-related positions that are hedged by these market-risk-sensitive instruments.

The table below presents the estimated maximum potential one-day loss in fair value for our interest rate, foreign currency, commodity and equity market-risk-sensitive instruments outstanding on May 30, 2004. The amounts were calculated using the VAR methodology described earlier.

	Fair Value Impact
(In millions)	May 30, 2004	Average during 2004	May 25, 2003

Interest rate instruments	$ 31	$ 37	$ 34
Foreign currency instruments	3	3	3
Commodity instruments	5	3	2
Equity instruments	0	0	0

ITEM 7A —	Quantitative and Qualitative Disclosures About Market Risk.

See the information in the “Market Risk Management” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth in Item Seven hereof.

ITEM 8 —	Financial Statements and Supplementary Data.

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

S. W. Sanger
Chairman of the Board and
Chief Executive Officer

J. A. Lawrence
Executive Vice President and
Chief Financial Officer

July 29, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and the Board of Directors
General Mills, Inc.:

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 30, 2004 and May 25, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended May 30, 2004. Our audits also included the financial statement schedule listed in Item 15(a)2. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 30, 2004 and May 25, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Minneapolis, Minnesota
June 29, 2004

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
In Millions, Except Per Share Data

Fiscal Year Ended	May 30, 2004	May 25, 2003	May 26, 2002

Net Sales	$11,070	$10,506	$7,949
Costs and Expenses:
Cost of sales	6,584	6,109	4,662
Selling, general and administrative	2,443	2,472	2,070
Interest, net	508	547	416
Restructuring and other exit costs	26	62	134

Total Costs and Expenses	9,561	9,190	7,282

Earnings before Taxes and Earnings from Joint Ventures	1,509	1,316	667
Income Taxes	528	460	239
Earnings from Joint Ventures	74	61	33

Earnings before Cumulative Effect of Change in Accounting Principle	1,055	917	461
Cumulative Effect of Change in Accounting Principle	—	—	(3)

Net Earnings	$1,055	$917	$458

Earnings per Share – Basic:
Earnings before cumulative effect of change in accounting principle	$2.82	$2.49	$1.39
Cumulative effect of change in accounting principle	—	—	(.01)

Earnings per Share – Basic	$2.82	$2.49	$1.38

Average Number of Common Shares	375	369	331

Earnings per Share – Diluted:
Earnings before cumulative effect of change in accounting principle	$2.75	$2.43	$1.35
Cumulative effect of change in accounting principle	—	—	(.01)

Earnings per Share – Diluted	$2.75	$2.43	$1.34

Average Number of Common Shares – Assuming Dilution	384	378	342

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC.
CONSOLIDATED BALANCE SHEETS
In Millions

	May 30, 2004	May 25, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$751	$703
Receivables, less allowance for doubtful accounts of $19 in 2004 and $28 in 2003	1,010	980
Inventories	1,063	1,082
Prepaid expenses and other current assets	222	184
Deferred income taxes	169	230

Total Current Assets	3,215	3,179
Land, Buildings and Equipment at cost, net	3,111	2,980
Goodwill	6,684	6,650
Other Intangible Assets	3,641	3,622
Other Assets	1,797	1,796

Total Assets	$18,448	$18,227

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,145	$1,303
Current portion of long-term debt	233	105
Notes payable	583	1,236
Other current liabilities	796	800

Total Current Liabilities	2,757	3,444
Long-term Debt	7,410	7,516
Deferred Income Taxes	1,773	1,661
Other Liabilities	961	1,131

Total Liabilities	12,901	13,752

Minority Interests	299	300
Stockholders’ Equity:
Cumulative preference stock, none issued	—	—
Common stock, 502 shares issued	5,680	5,684
Retained earnings	3,722	3,079
Less common stock in treasury, at cost, shares of 123 in 2004 and 132 in 2003	(3,921)	(4,203)
Unearned compensation	(89)	(43)
Accumulated other comprehensive income	(144)	(342)

Total Stockholders’ Equity	5,248	4,175

Total Liabilities and Equity	$18,448	$18,227

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In Millions

Fiscal Year Ended	May 30, 2004	May 25, 2003	May 26, 2002

Cash Flows – Operating Activities:
Net earnings	$1,055	$917	$458
Adjustments to reconcile net earnings to cash flow:
Depreciation and amortization	399	365	296
Deferred income taxes	109	27	93
Changes in current assets and liabilities, excluding effects from businesses acquired	(186)	246	37
Tax benefit on exercised options	63	21	46
Cumulative effect of change in accounting principle	—	—	3
Pension and other postretirement activity	(21)	(56)	(105)
Restructuring and other exit costs	26	62	134
Other, net	16	49	(46)

Cash provided by continuing operations	1,461	1,631	916
Cash used by discontinued operations	—	—	(3)

Net Cash Provided by Operating Activities	1,461	1,631	913

Cash Flows – Investment Activities:
Purchases of land, buildings and equipment	(628)	(711)	(506)
Investments in businesses, intangibles and affiliates, net of investment returns and dividends	(2)	(261)	(3,688)
Purchases of marketable securities	(7)	(63)	(46)
Proceeds from sale of marketable securities	129	57	70
Proceeds from disposal of land, buildings and equipment	36	14	21
Proceeds from disposition of businesses	—	—	939
Other, net	2	(54)	(61)

Net Cash Used by Investment Activities	(470)	(1,018)	(3,271)

Cash Flows – Financing Activities:
Change in notes payable	(1,023)	(2,330)	2,688
Issuance of long-term debt	576	2,048	3,485
Payment of long-term debt	(248)	(334)	(427)
Proceeds from minority interest investors	—	148	150
Common stock issued	192	96	139
Purchases of common stock for treasury	(24)	(29)	(2,436)
Dividends paid	(413)	(406)	(358)
Other, net	(3)	(78)	28

Net Cash (Used) Provided by Financing Activities	(943)	(885)	3,269

Increase (Decrease) in Cash and Cash Equivalents	48	(272)	911
Cash and Cash Equivalents – Beginning of Year	703	975	64

Cash and Cash Equivalents – End of Year	$751	$703	$975

Cash Flow from Changes in Current Assets and Liabilities, Excluding Effects from Businesses Acquired:
Receivables	$(22)	$31	$265
Inventories	24	(20)	(12)
Prepaid expenses and other current assets	(15)	(28)	12
Accounts payable	(167)	67	(90)
Other current liabilities	(6)	196	(138)

Changes in Current Assets and Liabilities	$(186)	$246	$37

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In Millions, Except Per Share Data

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued		Treasury		Retained Earnings	Unearned Compen- sation	Accumulated Other Compre- hensive Income	Total
	Shares	Amount	Shares	Amount

Balance at May 27, 2001	408	$745	(123)	$(3,014)	$2,468	$(54)	$(93)	$52
Comprehensive Income:
Net earnings					458			458
Other comprehensive income, net of tax:
Cumulative effect of adopting SFAS No. 133							(158)	(158)
Net change on hedge derivatives							(114)	(114)
Net change on securities							(11)	(11)
Foreign currency translation							(4)	(4)
Minimum pension liability adjustment							4	4

Other comprehensive income							(283)	(283)

Total comprehensive income								175

Cash dividends declared ($1.10 per share), net of income taxes of $1					(358)			(358)
Shares issued for acquisition	94	4,902	40	992				5,894
Shares repurchased from Diageo			(55)	(2,318)				(2,318)
Stock compensation plans (includes income tax benefits of $53)	—	46	6	176				222
Shares purchased			(3)	(119)				(119)
Put and call option premiums/settlements, net	—	40	—	(9)				31
Unearned compensation related to restricted stock awards						(29)		(29)
Earned compensation and other						26		26

Balance at May 26, 2002	502	$5,733	(135)	$(4,292)	$2,568	$(57)	$(376)	$3,576
Comprehensive Income:
Net earnings					917			917
Other comprehensive income, net of tax:
Net change on hedge derivatives							(4)	(4)
Net change on securities							(5)	(5)
Foreign currency translation							98	98
Minimum pension liability adjustment							(55)	(55)

Other comprehensive income							34	34

Total comprehensive income								951

Cash dividends declared ($1.10 per share), net of income taxes of less than $1					(406)			(406)
Stock compensation plans (includes income tax benefits of $21)	—	25	4	118				143
Shares purchased			(1)	(29)				(29)
Put and call option premiums/settlements, net	—	(74)	—	—				(74)
Unearned compensation related to restricted stock awards						(11)		(11)
Earned compensation and other						25		25

Balance at May 25, 2003	502	$5,684	(132)	$(4,203)	$3,079	$(43)	$(342)	$4,175
Comprehensive Income:
Net earnings					1,055			1,055
Other comprehensive income, net of tax:
Net change on hedge derivatives							101	101
Net change on securities							(10)	(10)
Foreign currency translation							75	75
Minimum pension liability adjustment							32	32

Other comprehensive income							198	198

Total comprehensive income								1,253

Cash dividends declared ($1.10 per share), net of income taxes of less than $1					(412)			(412)
Stock compensation plans (includes income tax benefits of $5)	—	(4)	10	306				302
Shares purchased			(1)	(24)				(24)
Unearned compensation related to restricted stock awards						(77)		(77)
Earned compensation and other						31		31

Balance at May 30, 2004	502	$5,680	(123)	$(3,921)	$3,722	$(89)	$(144)	$5,248

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

(A)    PRINCIPLES OF CONSOLIDATION – Our consolidated financial statements include parent company operations and majority-owned subsidiaries as well as General Mills’ investment in and share of net earnings or losses of 20- to 50-percent-owned companies, which are recorded on an equity basis.

Our fiscal year ends on the last Sunday in May. Fiscal year 2004 consisted of 53 weeks, and fiscal 2003 and 2002 each consisted of 52 weeks. Our wholly owned international operations, with the exception of Canada and our export operations, are reported for the 12 calendar months ended April 30. The results of the acquired Pillsbury operations are reflected from November 1, 2001.

(B)    LAND, BUILDINGS, EQUIPMENT AND DEPRECIATION – Buildings and equipment are depreciated over estimated useful lives, primarily using the straight-line method. Buildings are usually depreciated over 40 to 50 years, and equipment is depreciated over three to 15 years. Depreciation charges for fiscal 2004, 2003 and 2002 were $376 million, $347 million and $283 million, respectively. Accelerated depreciation methods generally are used for income tax purposes. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation; the resulting gains and losses, if any, are recognized.

(C)    INVENTORIES – Inventories are valued at the lower of cost or market. We generally use the LIFO method of valuing inventory because we believe that it is a better match with current revenues. However, FIFO is used for most foreign operations, where LIFO is not recognized for statutory purposes.

(D)    INTANGIBLE ASSETS – Goodwill represents the difference between the purchase prices of acquired companies and the related fair values of net assets acquired and accounted for by the purchase method of accounting. On May 28, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets.” This Statement eliminated the amortization of goodwill and intangibles with indefinite lives, primarily acquired brand intangibles, and instead requires that they be tested annually for impairment. See Note One (O) for the effects of this adoption. We capitalize the costs of software internally developed or externally purchased for internal use. The costs of patents, copyrights and other amortizable intangible assets are amortized evenly over their estimated useful lives.

(E)    RECOVERABILITY OF LONG-LIVED ASSETS – We review long-lived assets, including identifiable intangibles and goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.

(F)    FOREIGN CURRENCY TRANSLATION – For most of our foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated using exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates during the period. Translation effects are classified within Accumulated Other Comprehensive Income in Stockholders’ Equity.

(G)    FINANCIAL INSTRUMENTS – See Note One (O) for a description of our adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We use interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments are designated and effective as hedges. If the underlying hedged transaction ceases to exist or if the hedge becomes ineffective, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. We do not hold or issue derivative financial instruments for trading purposes and we are not a party to leveraged derivatives. See Note Seven for additional information related to our financial instruments.

(H)    REVENUE RECOGNITION – We recognize sales upon shipment to our customers. Reported sales are net of certain coupon and trade promotion costs. Coupons are expensed when distributed based on estimated redemptions. Trade promotions are expensed based on estimated participation and performance levels for offered programs. We generally do not allow a right of return. However, on a limited case-by-case basis with prior approval, we may allow customers to return product in saleable condition for redistribution to other customers or outlets. These returns are recorded as reductions of net sales in the period of the return.

(I)    SHIPPING AND HANDLING – Shipping and handling costs associated with internal movements of inventories are recorded as cost of sales and recognized when the related finished product is shipped to the customer. Shipping costs associated with the distribution of finished product to our customers are recorded as selling, general and administrative expense and are recognized when the related finished product is shipped to the customer. The amount recorded in selling, general and administrative expense was $352 million, $345 million and $243 million in fiscal 2004, 2003 and 2002, respectively.

(J)    RESEARCH AND DEVELOPMENT – All expenditures for research and development are charged against earnings in the year incurred. The charges for fiscal 2004, 2003 and 2002 were $158 million, $149 million and $131 million, respectively.

(K)    ADVERTISING COSTS – Advertising expenses (including production and communication costs) for fiscal 2004, 2003 and 2002 were $512 million, $519 million and $489 million, respectively. Prepaid advertising costs (including syndication properties) of $25 million and $31 million were reported as assets at May 30, 2004, and May 25, 2003, respectively. We expense the production costs of advertising the first time that the advertising takes place.

(L)    STOCK-BASED COMPENSATION – We use the intrinsic value method for measuring the cost of compensation paid in Company common stock. This method defines our cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. Our stock option plans require that the employee’s payment (i.e., exercise price) be the market value as of the grant date. The following table illustrates the pro forma effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In Millions, Except Per Share Data, Fiscal Year	2004	2003	2002

Net earnings, as reported	$1,055	$917	$458
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	17	13	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(67)	(68)	(84)

Pro forma net earnings	$1,005	$862	$384

Earnings per share:
Basic – as reported	$2.82	$2.49	$1.38
Basic – pro forma	$2.68	$2.34	$1.16
Diluted – as reported	$2.75	$2.43	$1.34
Diluted – pro forma	$2.62	$2.29	$1.13

The weighted average fair values at grant date of the options granted in fiscal 2004, 2003 and 2002 were estimated as $8.54, $8.24 and $11.77, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Year	2004	2003	2002

Risk-free interest rate	3.9%	3.8%	5.1%
Expected life	7 years	7 years	7 years
Expected volatility	21%	21%	20%
Expected dividend growth rate	10%	9%	8%

The Black-Scholes model requires the input of certain key assumptions, does not give effect to restrictions that are placed on employee stock options, and therefore may not provide a reliable measure of fair value.

(M)    EARNINGS PER SHARE – Basic Earnings per Share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS includes the effect of all dilutive potential common shares (primarily related to outstanding in-the-money stock options).

(N)    CASH AND CASH EQUIVALENTS – We consider all investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents totaling $117 million and $211 million at May 30, 2004 and May 25, 2003, respectively, are designated as collateral for certain derivative liabilities.

(O)    NEW ACCOUNTING STANDARDS – On the first day of fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. We recorded the cumulative effect of adopting this accounting change in fiscal 2002, as follows:

In Millions, Except Per Share Data	Included In Earnings	Included in Accumulated Other Comprehensive Income

Pretax	$(5)	$(251)
Income tax effects	2	93

Total	$(3)	$(158)

Effect on Diluted Earnings Per Share	$(.01)

This cumulative effect was primarily associated with the impact of lower interest rates on the fair-value calculation for delayed-starting interest rate swaps we entered into in anticipation of our financing requirements. Refer to Note Seven and Note Ten for more information.

On the first day of fiscal 2002, we also adopted SFAS No. 141, “Business Combinations,” which requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001.

The third Statement we adopted at the start of fiscal 2002 was SFAS No. 142, “Goodwill and Intangible Assets.” This Statement eliminates the amortization of goodwill and instead requires that goodwill be tested annually for impairment. Transitional impairment tests of our goodwill did not require adjustment to any of our goodwill carrying values.

In the fourth quarter of fiscal 2002, we adopted the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which requires recording certain coupon and trade promotion expenses as reductions of revenues. Since adopting this requirement resulted only in the reclassification of certain expenses from selling, general and administrative expense to a reduction of net sales, it did not affect our financial position or net earnings.

Effective the first quarter of fiscal 2003, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements of guarantees, as well as requiring the recording of certain guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not require any material change in our guarantee disclosures (see Note Seventeen).

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this Standard affected the timing of the recognition of exit or disposal costs for disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides companies with alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. We have not elected the fair value based method of accounting. SFAS No. 148 also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, as reflected in Note One (L) to the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was implemented in our second quarter of fiscal 2004 and did not have an effect on our consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46). FIN 46 requires that interests in variable interest entities that are considered to be special purpose entities be included in the financial statements for the year ended May 30, 2004. FIN 46 was implemented in our fourth quarter of fiscal 2004 and did not have a material effect on our consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other

Postretirement Benefits.” The revision to SFAS No. 132 requires additional disclosures for pension and other postretirement benefits plans, which are presented in Note Fourteen – Retirement And Other Postretirement Benefit Plans.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (Act) was signed into law on December 8, 2003. The Act introduced a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare. Financial Accounting Standards Board Staff Position 106-2 (FSP 106-2) provides accounting guidance related to the Act. We adopted FSP 106-2 at the beginning of our fourth quarter of fiscal 2004 and it did not have a material effect on our consolidated financial statements. See Note Fourteen – Retirement and Other Postretirement Benefit Plans.

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

The transaction was accounted for as a purchase. Under terms of the agreement between General Mills and Diageo, we acquired Pillsbury in a stock and cash transaction. Consideration to Diageo included 134 million General Mills common shares. Under a stockholders’ agreement, Diageo had a put option to sell directly to us 55 million shares of General Mills common stock at a price of $42.14 per share, which Diageo exercised on November 1, 2001. Therefore, those 55 million shares were valued at a total of $2,318 million. The 79 million shares of General Mills common stock retained by Diageo were valued at $3,576 million based on the three-day average trading price prior to the closing of $45.27 per share. Therefore, the total stock consideration was $5,894 million. The cash paid to Diageo and assumed debt of Pillsbury on October 31, 2001 totaled $3,830 million. Under terms of the agreement, Diageo held contingent value rights that required payment to Diageo on April 30, 2003, of $273 million based on the average price of General Mills stock of $45.55 per share for the 20 trading days prior to that date and the 79 million shares Diageo held. As a result, the total acquisition consideration (exclusive of direct acquisition costs) was $9,997 million.

In order to obtain regulatory clearance for the acquisition of Pillsbury, we arranged to divest certain dessert and specialty products businesses on November 13, 2001, for $316 million. On December 26, 2001, Nestlé USA exercised its right to buy the 50 percent stake that it did not already own in Ice Cream Partners USA LLC, a joint venture, for $641 million. Net proceeds from these transactions were used to reduce our debt level.

The stockholders’ agreement between General Mills and Diageo, as amended, includes a standstill provision, under which Diageo is precluded from buying additional shares in General Mills for a 20-year period following the close of the transaction, or for three years following the date on which Diageo owns less than 5 percent of General Mills’ outstanding shares, whichever is earlier. The agreement also generally requires pass-through voting by Diageo, so its shares will be voted in the same proportion as the other General Mills shares are voted.

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

3.  RESTRUCTURING AND OTHER EXIT COSTS

In fiscal 2004, we recorded restructuring and other exit costs of $26 million pursuant to approved plans. In the Netherlands, $6 million was related primarily to a severance charge for 142 employees being terminated as a result of a plant closure. Approximately $2 million was related primarily to a plant closure in Brazil. Of this amount, approximately $1 million was related to a severance charge for 201 employees. Approximately $3 million was for the closure of our tomato canning facility in Atwater, California.

This charge includes severance costs of approximately $1 million for 47 employees. We recorded an additional $7 million charge, related primarily to adjustments of costs associated with previously announced closures of manufacturing facilities. In addition, we recorded a severance charge of $8 million for 132 employees, related primarily to actions in our Bakeries and Foodservice organization. The above charges include the write-down of $3 million of assets. The carrying value of the assets written down was $3 million.

In fiscal 2003, we recorded restructuring and other exit costs totaling $62 million pursuant to approved plans related to the acquisition of Pillsbury. These costs consisted of $41 million of charges associated with the closure of our St. Charles, Illinois plant, $13 million of expense relating to exiting production at former Pillsbury facilities being closed, and $8 million for flour mill, grain and other restructuring/closing charges. These fiscal 2003 costs include severance related to 264 St. Charles plant employees and the write-down of $31 million of production assets, primarily the St. Charles facility. The carrying value of the assets written down was $36 million.

In fiscal 2002, we recorded restructuring and other exit costs totaling $134 million pursuant to approved plans, related primarily to the acquisition of Pillsbury. These costs consisted of $87 million for severance and asset write-down costs related to the reconfiguration of cereal production to obtain regulatory clearance for the acquisition of Pillsbury, $38 million for severance costs related to sales organization and headquarters department realignment, and $9 million for two flour mill restructuring/closing charges. The cereal reconfiguration charges were necessitated by the sale of our Toledo, Ohio plant as required to obtain regulatory clearance for the acquisition of Pillsbury. The severance costs related to 1,078 employees. These employees included all levels and a variety of areas within the Company, including management, supervisory, technical and production personnel. The restructuring and other exit costs also included the write-down of $52 million of cereal production assets and $6 million of flour production assets. The carrying value of these assets was $58 million, net of amounts transferred to other facilities.

The analysis of our restructuring and other exit costs activity is as follows:

In Millions	Severance	Asset Write-down	Pension and Postretirement Curtailment Cost	Other	Total

Manufacturing/Distribution Streamlining
Reserve balance at May 27, 2001	$1	$—	$—	$4	$5
Utilized in 2002	—	(2)	—	(2)	(4)

Reserve balance at May 26, 2002	1	(2)	—	2	1
Utilized and reclassified in 2003	(1)	2	—	(2)	(1)

Reserve balance at May 25, 2003	$—	$—	$—	$—	$—

Squeezit Business Exit
Reserve balance at May 27, 2001	$—	$4	$—	$—	$4
2002 Charges, net of credits	4	(4)	—	—	—
Utilized in 2002	(4)	—	—	—	(4)

Reserve balance at May 26, 2002	$—	$—	$—	$—	$—

Cereal Reconfiguration
2002 Charges	$24	$52	$11	$—	$87
Utilized in 2002	(3)	(5)	(11)	—	(19)

Reserve balance at May 26, 2002	21	47	—	—	68
2003 Charges	2	2	—	—	4
Utilized in 2003	(22)	(49)	—	—	(71)

Reserve balance at May 25, 2003	1	—	—	—	1
2004 Charges	1	—	—	—	1
Utilized in 2004	(2)	—	—	—	(2)

Reserve balance at May 30, 2004	$—	$—	$—	$—	$—

In Millions	Severance	Asset Write-down	Pension and Postretirement Curtailment Cost	Other	Total

Flour Mill Consolidation
2002 Charges	$2	$6	$—	$1	$9
Utilized in 2002	—	—	—	(1)	(1)

Reserve balance at May 26, 2002	2	6	—	—	8
2003 Charges	—	—	—	1	1
Utilized and reclassified in 2003	(2)	(6)	—	(1)	(9)

Reserve balance at May 25, 2003	$—	$—	$—	$—	$—

Sales, Bakeries and Foodservice, and Headquarters Severance
2002 Charges	$38	$—	$—	$—	$38
Utilized in 2002	(8)	—	—	—	(8)

Reserve balance at May 26, 2002	30	—	—	—	30
2003 Charges	2	—	—	—	2
Utilized in 2003	(25)	—	—	—	(25)

Reserve balance at May 25, 2003	7	—	—	—	7
2004 Charges	7	—	—	1	8
Utilized in 2004	(6)	—	—	—	(6)

Reserve balance at May 30, 2004	$8	$—	$—	$1	$9

St. Charles Shutdown
2003 Charges	$5	$27	$5	$4	$41
Utilized and reclassified in 2003	(4)	(13)	(5)	(4)	(26)

Reserve balance at May 25, 2003	1	14	—	—	15
2004 Charges	—	1	—	—	1
Utilized in 2004	(1)	(15)	—	—	(16)

Reserve balance at May 30, 2004	$—	$—	$—	$—	$—

International Restructurings
2004 Charges	$7	$1	$—	$—	$8
Utilized in 2004	(2)	—	—	—	(2)

Reserve balance at May 30, 2004	$5	$1	$—	$—	$6

Other Restructurings
2003 Charges	$1	$2	$—	$11	$14
Utilized in 2003	—	—	—	—	—

Reserve balance at May 25, 2003	1	2	—	11	14
2004 Charges	1	2	—	5	8
Utilized and reclassified in 2004	(2)	(3)	—	(9)	(14)

Reserve balance at May 30, 2004	$—	$1	$—	$7	$8

Consolidated
Reserve balance at May 27, 2001	$1	$4	$—	$4	$9
2002 Charges, net of credits	68	54	11	1	134
Utilized in 2002	(15)	(7)	(11)	(3)	(36)

Reserve balance at May 26, 2002	54	51	—	2	107
2003 Charges	10	31	5	16	62
Utilized and reclassified in 2003	(54)	(66)	(5)	(7)	(132)

Reserve balance at May 25, 2003	10	16	—	11	37
2004 Charges	16	4	—	6	26
Utilized and reclassified in 2004	(13)	(18)	—	(9)	(40)

Reserve balance at May 30, 2004	$13	$2	$—	$8	$23

4.  INVESTMENTS IN JOINT VENTURES

We have a 50 percent equity interest in Cereal Partners Worldwide (CPW), a joint venture with Nestlé that manufactures and markets ready-to-eat cereals outside the United States and Canada. We have a 40.5 percent equity interest in Snack Ventures Europe (SVE), a joint venture with PepsiCo that manufactures and markets snack foods in continental Europe. We have a 50 percent equity interest in 8th Continent, LLC, a domestic joint venture with DuPont to develop and market soy foods and beverages. As a result of the Pillsbury acquisition, we have 50 percent interests in the following joint ventures for the manufacture, distribution and marketing of Häagen-Dazs frozen ice cream products and novelties: Häagen-Dazs Japan K.K., Häagen-Dazs Korea Company Limited, Häagen-Dazs Distributors (Thailand) Company Limited, and Häagen-Dazs Marketing & Distribution (Philippines) Inc. We also have a 50 percent interest in Seretram, a joint venture with Co-op de Pau for the production of Green Giant canned corn in France.

The joint ventures are reflected in our consolidated financial statements on an equity accounting basis. We record our share of the earnings or losses of these joint ventures. We also receive royalty income from certain joint ventures, incur various expenses (primarily research and development) and record the tax impact of certain joint venture operations that are structured as partnerships.

Our cumulative investment in these joint ventures (including our share of earnings and losses) was $434 million, $372 million and $326 million at the end of fiscal 2004, 2003 and 2002, respectively. We made aggregate investments in the joint ventures of $31 million, $17 million and $38 million in fiscal 2004, 2003 and 2002, respectively. We received aggregate dividends from the joint ventures of $60 million, $95 million and $17 million in fiscal 2004, 2003 and 2002, respectively.

Summary combined financial information for the joint ventures on a 100 percent basis follows. Since we record our share of CPW results on a two-month lag, CPW information is included as of and for the 12 months ended March 31. The Häagen-Dazs and Seretram joint ventures are reported as of and for the 12 months ended April 30, 2004 and April 30, 2003, and for the six months ended April 30, 2002. The SVE and 8th Continent information is consistent with our May year-end.

Combined Financial Information – Joint Ventures
100 Percent Basis

In Millions, Fiscal Year	2004	2003	2002

Net Sales	$2,625	$2,159	$1,693
Gross Profit	1,180	952	755
Earnings before Taxes	205	178	94
Earnings after Taxes	153	125	78

In Millions, Fiscal Year Ended	2004	2003

Current Assets	$852	$681
Noncurrent Assets	972	868
Current Liabilities	865	679
Noncurrent Liabilities	14	9

Our proportionate share of joint venture net sales was $1,212 million, $997 million and $777 million for fiscal 2004, 2003 and 2002, respectively.

5.  BALANCE SHEET INFORMATION

The components of certain balance sheet accounts are as follows:

In Millions	May 30, 2004	May 25, 2003

Land, Buildings and Equipment:
Land	$53	$55
Buildings	1,290	1,180
Equipment	3,419	3,005
Construction in progress	557	689

Total land, buildings and equipment	5,319	4,929
Less accumulated depreciation	(2,208)	(1,949)

Net land, buildings and equipment	$3,111	$2,980

Goodwill:
Total goodwill	$6,770	$6,736
Less accumulated amortization	(86)	(86)

Goodwill	$6,684	$6,650

Other Intangible Assets:
Intangible assets not subject to amortization
Brands	$3,516	$3,516
Pension intangible	6	7

Intangible assets not subject to amortization	3,522	3,523

Intangible assets subject to amortization, primarily capitalized software	$197	$154
Less accumulated amortization	(78)	(55)

Intangible assets subject to amortization	119	99

Total other intangible assets	$3,641	$3,622

Other Assets:
Prepaid pension	$1,148	$1,084
Marketable securities, at market	30	160
Investments in and advances to affiliates	422	362
Miscellaneous	197	190

Total other assets	$1,797	$1,796

Other Current Liabilities:
Accrued payroll	$230	$243
Accrued interest	186	178
Accrued taxes	249	129
Miscellaneous	131	250

Total other current liabilities	$796	$800

The changes in the carrying amount of goodwill for fiscal 2002, 2003 and 2004 are as follows:

In Millions	U.S. Retail	Bakeries and Foodservice	International	Pillsbury Unallocated Excess Purchase Price	Total

Balance at May 27, 2001	$745	$59	$—	$—	$804
Pillsbury transaction	—	—	—	7,669	7,669

Balance at May 26, 2002	$745	$59	$—	$7,669	$8,473
Activity including translation	—	—	10	(1,833)	(1,823)
Allocation to segments	4,279	1,146	411	(5,836)	—

Balance at May 25, 2003	$5,024	$1,205	$421	$—	$6,650
Activity including translation	—	—	34	—	34

Balance at May 30, 2004	$5,024	$1,205	$455	$—	$6,684

The Pillsbury acquisition valuation and purchase price allocation was completed in fiscal 2003. The activity during fiscal 2003 primarily reflects the allocation of the purchase price to brand intangibles, net of tax, and the contingent value rights payment to Diageo (see Note Two, “Acquisitions”).

Intangible asset amortization expense was $23 million, $18 million and $13 million for fiscal 2004, 2003 and 2002, respectively. Estimated amortization expense for the next five fiscal years (in millions) is as follows: $23 in 2005, $21 in 2006, $16 in 2007, $12 in 2008 and $12 in 2009.

As of May 30, 2004, a comparison of cost and market values of our marketable securities (which are debt and equity securities) was as follows:

In Millions	Cost	Market Value	Gross Gain	Gross Loss

Held to maturity:
Debt securities	$—	$—	$—	$—
Equity securities	2	2	—	—

Total	$2	$2	$—	$—

Available for sale:
Debt securities	$48	$48	$—	$—
Equity securities	4	6	2	—

Total	$52	$54	$2	$—

As of May 30, 2004 and May 25, 2003, respectively, $25 million and $53 million was designated as collateral for certain derivative liabilities.

Realized gains from sales of marketable securities were $20 million, $14 million and $15 million in fiscal 2004, 2003 and 2002, respectively. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in Accumulated Other Comprehensive Income within Stockholders’ Equity.

Scheduled maturities of our marketable securities are as follows:

	Held to Maturity		Available for Sale
In Millions	Cost	Market Value	Cost	Market Value

Under one year (current)	$—	$—	$26	$26
From 1 to 3 years	—	—	3	3
From 4 to 7 years	—	—	5	5
Over 7 years	—	—	14	14
Equity securities	2	2	4	6

Totals	$2	$2	$52	$54

6.  INVENTORIES

The components of inventories are as follows:

In Millions	May 30, 2004	May 25, 2003

Raw materials, work in process and supplies	$234	$221
Finished goods	793	818
Grain	77	70
Reserve for LIFO valuation method	(41)	(27)

Total Inventories	$1,063	$1,082

At May 30, 2004, and May 25, 2003, respectively, inventories of $765 million and $767 million were valued at LIFO. LIFO accounting decreased fiscal 2004 earnings by $.02 per share and had a negligible impact on fiscal 2003 and 2002 earnings. Results of operations were not materially affected by a liquidation of LIFO inventory. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for LIFO valuation method.

7.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The carrying amounts and fair values of our financial instruments (based on market quotes and interest rates at the balance sheet dates) were as follows:

	May 30, 2004		May 25, 2003
In Millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$751	$751	$703	$703
Receivables	1,010	1,010	980	980
Marketable securities	56	56	160	160
Liabilities:
Accounts payable	1,145	1,145	1,303	1,303
Debt	8,226	8,508	8,857	9,569
Derivatives relating to:
Debt	(323)	(323)	(446)	(446)
Commodities	4	4	4	4
Foreign currencies	2	2	(18)	(18)

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

Qualifying derivatives are reported as part of hedge arrangements as follows:

CASH FLOW HEDGES – Gains and losses on these instruments are recorded in Other Comprehensive Income until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from Accumulated Other Comprehensive Income to the Consolidated Statements of Earnings on the same line item as the underlying transaction risk. When we issue fixed rate debt, the corresponding interest rate swaps are dedesignated as hedges and the amount related to those swaps within Accumulated Other Comprehensive Income is reclassified into earnings over the life of the interest rate swaps.

FOREIGN EXCHANGE TRANSACTION RISK – The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany product shipments, and intercompany loans. Forward contracts of generally less than 12 months duration are used to hedge some of these risks. Effectiveness is assessed based on changes in forward rates.

INTEREST RATE RISK – The Company is exposed to interest rate volatility with regard to existing variable-rate debt and planned future issuances of fixed-rate debt. The Company uses interest rate swaps, including forward-starting swaps, to reduce interest rate volatility, and to achieve a desired proportion of variable vs. fixed-rate debt, based on current and projected market conditions.

Variable-to-fixed interest rate swaps are accounted for as cash flow hedges, with effectiveness assessed based on either the hypothetical derivative method or changes in the present value of interest payments on the underlying debt. The amount of hedge ineffectiveness was less than $1 million in fiscal 2004, 2003 and 2002.

PRICE RISK – The Company is exposed to price fluctuations primarily as a result of anticipated purchases of ingredient and packaging materials. The Company uses a combination of long cash positions with suppliers, exchange-traded futures and option contracts and over-the-counter hedging mechanisms to reduce price fluctuations in a desired percentage of forecasted purchases over a period of generally less than one year. Commodity contracts are accounted for as cash flow hedges, with effectiveness assessed based on changes in futures prices. The amount of hedge ineffectiveness was $1 million or less in fiscal 2004, 2003 and 2002. Losses of $2 million were reclassified into earnings as a result of the discontinuance of commodity cash flow hedges in fiscal 2003.

We use a grain merchandising operation to provide us efficient access to and more informed knowledge of various commodities markets. This operation uses futures and options to hedge its net inventory position to minimize market exposure. As of May 30, 2004, our grain merchandising operation had futures and options contracts that essentially hedged its net inventory position. None of the contracts extended beyond May 2005. All futures contracts and futures options are exchange-based instruments with ready liquidity and determinable market values. Neither results of operations nor the year-end positions of our grain merchandising operation were material to the Company’s overall results.

Unrealized losses from cash flow hedges recorded in Accumulated Other Comprehensive Income as of May 30, 2004, totaled $279 million, primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements (primarily related to the Pillsbury acquisition), which are being reclassified into interest expense over the life of the interest rate hedge (see Note Eight regarding swaps settled or neutralized). The estimated net amount of the existing gains and losses in Accumulated Other Comprehensive Income as of May 30, 2004 that is expected to be reclassified into earnings within the next twelve months is $87 million pretax expense.

FAIR VALUE HEDGES – Fair value hedges involve recognized assets, liabilities or firm commitments as the hedged risks.

FOREIGN EXCHANGE TRANSLATION RISK – The Company is exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related primarily to repatriation of these investments. Forward contracts, generally less than 12 months duration, are used to hedge some of these risks. Effectiveness is assessed based on changes in forward rates. Effective gains and losses on these instruments are recorded as a foreign currency translation adjustment in Other Comprehensive Income.

Our net balance sheet exposure consists of the net investment in foreign operations, translated using the exchange rates in effect at the balance sheet date and amounted to approximately $1,100 million at May 30, 2004 and approximately $700 million May 25, 2003.

INTEREST RATE RISK – The Company currently uses interest rate swaps to reduce volatility of funding costs associated with certain debt issues and to achieve a desired proportion of variable vs. fixed-rate debt, based on current and projected market conditions.

Fixed-to-variable interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities. Effective gains and losses on these derivatives and the underlying hedged items are recorded as interest expense.

The following table indicates the types of swaps used to hedge various assets and liabilities, and their weighted average interest rates. Average variable rates are based on rates as of the end of the reporting period. The swap contracts mature during time periods ranging from 2005 to 2014.

	May 30, 2004		May 25, 2003
In Millions	Asset	Liability	Asset	Liability

Pay floating swaps – notional amount	—	$5,071	—	$4,609
Average receive rate	—	4.2%	—	4.4%
Average pay rate	—	1.1%	—	1.3%
Pay fixed swaps – notional amount	—	$5,150	—	$5,900
Average receive rate	—	1.1%	—	1.3%
Average pay rate	—	6.4%	—	6.3%

The interest rate differential on interest rate swaps used to hedge existing assets and liabilities is recognized as an adjustment of interest expense or income over the term of the agreement.

8.  DEBT

NOTES PAYABLE – The components of notes payable and their respective weighted average interest rates at the end of the periods were as follows:

	May 30, 2004		May 25, 2003
In Millions	Notes Payable	Weighted Average Interest Rate	Notes Payable	Weighted Average Interest Rate

U.S. commercial paper	$ 441	1.2%	$ 1,415	1.4%
Canadian commercial paper	159	2.1	28	3.3
Euro commercial paper	499	2.1	527	1.5
Financial institutions	234	6.7	366	1.4
Amounts reclassified to long-term debt	(750)	—	(1,100)	—

Total Notes Payable	$ 583		$ 1,236

See Note Seven for a description of related interest-rate derivative instruments.

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. As of May 30, 2004, we had $1.85 billion in committed lines and $264 million in uncommitted lines.

In the third quarter of fiscal 2004, we entered into an agreement for a new $750 million credit facility, expiring in January 2009. That facility replaced a $1.1 billion, 364-day facility, which expired January 22, 2004. The new credit facility, along with our existing $1.1 billion multi-year facility that expires January 2006, brings our total committed back-up credit amount to $1.85 billion. These revolving credit agreements provide us with the ability to refinance short-term borrowings on a long-term basis; accordingly, a portion of our notes payable has been reclassified to long-term debt.

LONG-TERM DEBT – On August 11, 2003, we entered into a $75 million five year term (callable after two years) bank borrowing agreement. The floating rate coupon is one month LIBOR plus 15 basis points and interest is payable on a monthly basis. This borrowing did not utilize any of our existing shelf registration.

On September 24, 2003, we sold $500 million of 2% fixed-rate notes due October 24, 2006. Interest on these notes is payable semiannually on April 24 and October 24, beginning April 24, 2004. Concurrently, we entered into an interest rate swap for $500 million notional amount where we receive 2% fixed interest and pay LIBOR plus 11 basis points. As of May 30, 2004, approximately $3.5 billion remained available under our existing shelf registration statement for future use.

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

On November 20, 2002, we sold $350 million of 3% fixed-rate notes and $135 million of 3.901% fixed-rate notes due November 30, 2007. Interest for these notes is payable semiannually on May 30 and November 30, beginning May 30, 2003.

In anticipation of the Pillsbury acquisition and other financing needs, we entered into interest rate swap contracts during fiscal 2001 and fiscal 2002 totaling $7.1 billion to attempt to lock in our interest rate on associated debt. In September 2001, $100 million of these swaps expired. In connection with the $3.5 billion notes offering in February 2002, we closed out $3.5 billion of these swaps. A portion was settled for cash, and the remainder was neutralized with offsetting swaps. The notional amount of swaps settled for cash totaled $1.1 billion and the net cash payment was $13 million. The notional amount of the swaps that were neutralized with offsetting swaps totaled $2.4 billion. During fiscal 2003, we closed out $1.985 billion of swaps due to the $1.5 billion convertible debentures offering in October 2002 and the $485 million of notes offering in November 2002. All of these swaps had been designated as cash flow hedges. Therefore, the mark-to-market value for these swaps has been recorded in Other Comprehensive Income. As of May 30, 2004, the amount recorded in Accumulated Other Comprehensive Income ($279 million) will be reclassified to interest expense over the remaining lives of the swap contracts (ranging from one to nine years).

A summary of our long-term debt is as follows:

In Millions	May 30, 2004	May 25, 2003

6% notes due 2012	$ 2,000	$ 2,000
5-1/8% notes due 2007	1,500	1,500
Zero coupon convertible debentures yield 2.0%, $2,233 due 2022	1,548	1,517
3-7/8% notes due 2007	350	350
3.901% notes due 2007	135	135
Medium-term notes, 4.8% to 9.1%, due 2004 to 2078	437	591
Core Notes, 2.75% to 5.20%, due 2006 to 2010	7	72
7.0% notes due Sept. 15, 2004	150	150
Zero coupon notes, yield 11.1%, $261 due Aug. 15, 2013	97	87
Zero coupon notes, yield 11.7%, $54 due Aug. 15, 2004	53	47
8.2% ESOP loan guaranty, due through June 30, 2007	11	16
2.625% notes due 2006	500	—
Bank term loan due 2008	75	—
Notes payable, reclassified	750	1,100
Other	30	56

	7,643	7,621
Less amounts due within one year	(233)	(105)

Total Long-term Debt	$ 7,410	$ 7,516

See Note Seven for a description of related interest-rate derivative instruments.

The Company has guaranteed the debt of the Employee Stock Ownership Plan; therefore, the loan is reflected on our consolidated balance sheets as long-term debt with a related offset in Unearned Compensation in Stockholders’ Equity.

The sinking fund and principal payments due on long-term debt are (in millions) $233, $58, $2,037, $551 and $172 in fiscal 2005, 2006, 2007, 2008 and 2009, respectively. The fiscal 2005 and 2006 amounts are exclusive of $1 million and $3 million, respectively, of interest yet to be accreted on zero coupon notes. The notes payable that are reclassified under our revolving credit agreement are not included in these principal payments.

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

GMC, through the managing member, may elect to redeem all of the Class A interests held by third-party investors at any time for an amount equal to the investors’ capital accounts, plus an optional retirement premium if such retirement occurs prior to June 2007. Under certain circumstances, GMC also may be dissolved and liquidated, including, without limitation, the bankruptcy of GMC or its subsidiaries, failure to deliver the preferred quarterly return, failure to comply with portfolio requirements, breaches of certain covenants, and four consecutive failed attempts to remarket the Class A interests. In the event of a liquidation of GMC, the third-party investors that hold the Class A interests would be entitled to repayment from the proceeds of liquidation prior to the subsidiaries of the Company that are members of GMC. The managing member may avoid liquidation in most circumstances by exercising an option to purchase the preferred interests. An election to redeem the preferred membership interests could impact the Company’s liquidity by requiring the Company to refinance the redemption price or liquidate a portion of GMC assets.

Currently, all of the Class B interests are held by a subsidiary of the Company. The Company may offer the Class B interests and the remaining, unsold Class A interests to third-party investors on terms and conditions to be determined.

For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of GMC are included in the Company’s consolidated financial statements. The third-party investor’s Class A interest in GMC is reflected as a minority interest on the consolidated balance sheet of the Company, and the return to the third party investor is reflected as interest expense in the consolidated statements of earnings.

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

We have a shareholder rights plan that entitles each outstanding share of common stock to one right. Each right entitles the holder to purchase one two-hundredths of a share of cumulative preference stock (or, in certain circumstances, common stock or other securities), exercisable upon the occurrence of certain events. The rights are not transferable apart from the common stock until a person or group has acquired 20 percent or more, or makes a tender offer for 20 percent or more, of the common stock. Then each right will entitle the holder (other than the acquirer) to receive, upon exercise, common stock of either the Company or the acquiring company having a market value equal to two times the exercise price of the right. The initial exercise price is $120 per right. The rights are redeemable by the Board of Directors at any time prior to the acquisition of 20 percent or more of the outstanding common stock. The shareholder rights plan was specifically amended so that the Pillsbury transaction described in Note Two did not trigger the exercisability of the rights. The rights expire on February 1, 2006. At May 30, 2004, there were 379 million rights issued and outstanding.

The Board of Directors has authorized the repurchase, from time to time, of common stock for our treasury, provided that the number of treasury shares shall not exceed 170 million.

Through private transactions in fiscal 2003 as part of our stock repurchase program, we issued put options for less than 1 million shares for $1 million in premiums paid to the Company. As of May 30, 2004, no put options remained outstanding. On October 31, 2002, we purchased call options from Diageo plc on approximately 29 million shares that Diageo currently owns. The premiums paid for the call options totaled $89 million. The options are exercisable in whole or in part from time to time, subject to certain limitations, during a three-year period from the date of the purchase of the calls. As of May 30, 2004, these call options for 29 million shares remained outstanding at an exercise price of $51.56 per share with a final exercise date of October 28, 2005.

The following table provides details of Other Comprehensive Income:

In Millions	Pretax Change	Tax (Expense) Benefit	Other Compre- hensive Income

Fiscal 2002
Foreign currency translation	$(4)	$—	$(4)
Minimum pension liability	7	(3)	4
Other fair value changes:
Securities	(3)	1	(2)
Hedge derivatives	(343)	127	(216)
Reclassification to earnings:
Securities	(15)	6	(9)
Hedge derivatives	163	(61)	102
Cumulative effect of adopting SFAS No. 133	(251)	93	(158)

Other Comprehensive Income	$(446)	$163	$(283)

Fiscal 2003
Foreign currency translation	$98	$—	$98
Minimum pension liability	(88)	33	(55)
Other fair value changes:
Securities	7	(3)	4
Hedge derivatives	(168)	63	(105)
Reclassification to earnings:
Securities	(14)	5	(9)
Hedge derivatives	161	(60)	101

Other Comprehensive Income	$(4)	$38	$34

Fiscal 2004
Foreign currency translation	$75	$—	$75
Minimum pension liability	51	(19)	32
Other fair value changes:
Securities	5	(2)	3
Hedge derivatives	24	(9)	15
Reclassification to earnings:
Securities	(20)	7	(13)
Hedge derivatives	136	(50)	86

Other Comprehensive Income	$271	$(73)	$198

Except for reclassification to earnings, changes in Other Comprehensive Income are primarily noncash items.

Accumulated Other Comprehensive Income balances, net of tax effects, were as follows:

In Millions	May 30, 2004	May 25, 2003

Foreign currency translation adjustments	$60	$(15)
Unrealized gain (loss) from:
Securities	1	11
Hedge derivatives	(175)	(276)
Pension plan minimum liability	(30)	(62)

Accumulated Other Comprehensive Income	$(144)	$(342)

11.  STOCK PLANS

The Company uses broad-based stock plans to help ensure alignment with stockholders’ interests. The 2003 Stock Compensation Plan (“2003 Plan”) was approved by shareholders in September 2003, increased the use of restricted stock and reduced the Company’s reliance on stock options as its principal form of long-term compensation. A total of 9,710,278 shares are available for grant under the 2003 Plan through December 31, 2005, the 2001 Director Plan through September 30, 2006, and the Executive Incentive Plan through December 31, 2025. Shares available for grant are reduced by shares issued, net of shares surrendered to the Company in stock-for-stock exercises. Options may be priced only at 100 percent of the fair market value at the date of grant. No options now outstanding have been re-priced since the original date of grant. Options now outstanding include some granted under the 1988, 1990, 1993, 1995, 1998 senior management and 1998 employee option plans, under which no further rights may be granted. All options expire within 10 years and one month after the date of grant. The stock plans provide for full vesting of options upon completion of specified service periods, or in the event of a change of control.

Stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2003 Plan. Restricted stock, up to 50 percent of the value of an individual’s cash incentive award, may be granted through the Executive Incentive Plan. Certain restricted stock awards require the employee to deposit personally owned shares (on a one-for-one basis) with the Company during the restricted period. The 2001 Director Plan allows each nonemployee director to annually receive 1,000 restricted stock units convertible to common stock at a date of the director’s choosing following his or her one-year term. In fiscal 2004, 2003 and 2002, grants of 1,738,581, 345,889 and 691,115 shares of restricted stock or units were made to employees and directors with weighted average values at grant of $46.35, $44.13 and $46.93 per share, respectively. On May 30, 2004, a total of 3,113,279 restricted shares and units were outstanding under all plans.

The following table contains information on stock option activity:

	Options Exercisable (Thousands)	Weighted Average Exercise Price per Share	Options Outstanding (Thousands)	Weighted Average Exercise Price per Share

Balance at May 27, 2001	27,724	$27.79	63,498	$32.40
Granted			14,567	48.17
Exercised			(6,569)	27.64
Expired			(421)	39.44

Balance at May 26, 2002	30,149	$29.18	71,075	$36.03
Granted			7,890	43.90
Exercised			(3,492)	29.39
Expired			(1,113)	43.76

Balance at May 25, 2003	37,743	$31.61	74,360	$37.07
Granted			5,180	46.12
Exercised			(9,316)	27.27
Expired			(1,111)	43.06

Balance at May 30, 2004	37,191	$33.73	69,113	$38.97

The following table provides information regarding options exercisable and outstanding as of May 30, 2004:

Range of Exercise Price per Share	Options Exercisable (Thousands)	Weighted Average Exercise Price per Share	Options Outstanding (Thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)

Under $25	1,707	$22.79	1,707	$22.79	.35
$25–$30	6,017	26.43	6,017	26.43	1.50
$30–$35	16,763	33.18	17,645	33.25	4.61
$35–$40	7,201	37.38	7,578	37.43	4.24
$40–$45	5,398	41.88	19,337	42.28	7.16
Over $45	105	48.24	16,829	47.98	8.27

	37,191	$33.73	69,113	$38.97	5.80

SFAS No. 123 allows either a fair value based method or an intrinsic value based method of accounting for stock-based compensation plans. We use the intrinsic value based method. Stock-based compensation expense related to restricted stock for fiscal 2004, 2003 and 2002 was $27 million, $21 million and $16 million, respectively. Stock-based compensation expense for stock options is not reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. See Note One (L) for additional details.

12.  EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) were calculated using the following:

In Millions, Fiscal Year	2004	2003	2002

Net earnings	$1,055	$917	$458

Average number of common shares – basic EPS	375	369	331
Incremental share effect from:
Stock options	8	9	11
Restricted stock, stock rights and puts	1	—	—

Average number of common shares – diluted EPS	384	378	342

The diluted EPS calculation does not include 12 million, 13 million and 4 million average anti-dilutive stock options in fiscal 2004, 2003 and 2002, respectively, nor does it include 3 million and 13 million average anti-dilutive put options in fiscal 2003 and 2002, respectively.

13.  INTEREST EXPENSE

The components of net interest expense are as follows:

In Millions, Fiscal Year	2004	2003	2002

Interest expense	$537	$589	$445
Capitalized interest	(8)	(8)	(3)
Interest income	(21)	(34)	(26)

Interest, net	$508	$547	$416

During fiscal 2004, 2003 and 2002, we paid interest (net of amount capitalized) of $490 million, $502 million and $346 million, respectively.

14.  RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

DEFINED-BENEFIT PLANS – We have defined-benefit retirement plans covering most employees. Benefits for salaried employees are based on length of service and final average compensation. The hourly plans include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of federal law. Our principal retirement plan covering salaried employees has a provision that any excess pension assets would vest in plan participants if the plan is terminated within five years of a change in control.

We sponsor plans that provide health-care benefits to the majority of our retirees. The salaried health-care benefit plan is contributory, with retiree contributions based on years of service. We fund related trusts for certain employees and retirees on an annual basis. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (Act) was signed into law on December 8, 2003. Financial Accounting Standards Board Staff Position 106-2 (FSP 106-2) provides accounting guidance related to the Act. We adopted FSP 106-2 effective as of the Act’s enactment date, December 8, 2003. The reduction in the accumulated postretirement benefit obligation for the Act subsidy related to past services was $54 million. The effect of the subsidy on postretirement cost for fiscal 2004 was a reduction of approximately $3 million.

We use our fiscal year-end as a measurement date for substantially all of our pension and postretirement benefit plans.

OBLIGATIONS AND FUNDED STATUS – Reconciliation of the funded status of these plans and the amounts included in the balance sheet are as follows:

	Pension Plans		Postretirement Benefit Plans
In Millions, Fiscal Year End	2004	2003	2004	2003

Fair Value of Plan Assets
Beginning fair value	$2,541	$2,671	$202	$233
Actual return on assets	451	(6)	34	2
Company contributions	5	9	20	2
Plan participant contributions	1	—	8	6
Benefits paid from plan assets	(148)	(133)	(45)	(41)

Ending Fair Value	$2,850	$2,541	$219	$202

Projected Benefit Obligation
Beginning obligations	$2,765	$2,100	$814	$611
Service cost	70	46	16	12
Interest cost	160	162	47	46
Plan amendment	5	—	—	—
Curtailment	—	5	—	—
Plan participant contributions	1	—	8	8
Actuarial loss (gain)	(275)	585	(12)	179
Actual benefits paid	(148)	(133)	(47)	(42)

Ending Obligations	$2,578	$2,765	$826	$814

Funded Status of Plans	$272	$(224)	$(607)	$(612)
Unrecognized actuarial loss	770	1,214	307	343
Unrecognized prior service costs (credits)	48	48	(13)	(14)

Net Amount Recognized	$1,090	$1,038	$(313)	$(283)

Amounts Recognized on Balance Sheets
Prepaid asset	$1,148	$1,084	$—	$—
Accrued liability	(113)	(153)	(313)	(283)
Intangible asset	6	7	—	—
Minimum liability adjustment in equity	49	100	—	—

Net Amount Recognized	$1,090	$1,038	$(313)	$(283)

The accumulated benefit obligation for all defined-benefit plans was $2,415 million and $2,640 million at May 30, 2004 and May 25, 2003, respectively.

Plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans		Postretirement Benefit Plans
In Millions, Fiscal Year End	2004	2003	2004	2003

Projected benefit obligation	$291	$345	N/A	N/A
Accumulated benefit obligation	282	329	$826	$814
Plan assets at fair value	167	173	219	202

COMPONENTS OF COSTS – Components of net benefit (income) or expense each fiscal year are as follows:

	Pension Plans			Postretirement Benefit Plans
In Millions, Fiscal Year	2004	2003	2002	2004	2003	2002

Service cost	$70	$46	$34	$16	$12	$11
Interest cost	160	162	122	47	46	33
Expected return on plan assets	(300)	(300)	(241)	(22)	(22)	(23)
Amortization of transition asset	—	(3)	(15)	—	—	—
Amortization of losses	18	2	2	13	5	3
Amortization of prior service costs (credits)	5	6	4	(2)	(2)	(1)
Settlement or curtailment losses	—	5	9	—	1	2

Net (income) expense	$(47)	$(82)	$(85)	$52	$40	$25

ASSUMPTIONS – Assumptions used to determine benefit obligations are:

	Pension Plans		Postretirement Benefit Plans
Fiscal Year End	2004	2003	2004	2003

Discount rate	6.65%	6.00%	6.65%	6.00%
Rate of salary increases	4.4	4.4	—	—

Assumptions used to determine net periodic benefit costs are:

	Pension Plans			Postretirement Benefit Plans
Fiscal Year	2004	2003	2002	2004	2003	2002

Discount rate	6.00%	7.50%	7.75%	6.00%	7.50%	7.75%
Expected long-term rate of return on plan assets	9.6	10.4	10.4	9.6	10.0	10.0
Rate of salary increases	4.4	4.4	4.4	—	—	—

Assumed health care cost trend rates are as follows:

Fiscal Year End	2004	2003

Health care cost trend rate for next year	9.0%	8.3%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.2	5.2
Year that the rate reaches the ultimate trend rate	2009	2008

Assumed trend rates for health-care costs have an important effect on the amounts reported for the postretirement benefit plans. If the health-care cost trend rate increased by 1 percentage point in each future year, the aggregate of the service and interest cost components of postretirement expense would increase for fiscal 2004 by $7 million, and the postretirement accumulated benefit obligation as of May 30, 2004, would increase by $78 million. If the health-care cost trend rate decreased by 1 percentage point in each future year, the aggregate of the service and interest cost components of postretirement expense would decrease for fiscal 2004 by $6 million, and the postretirement accumulated benefit obligation as of May 30, 2004, would decrease by $69 million.

PLAN ASSETS – Our weighted-average asset allocations for the past two fiscal years for our pension plans and our postretirement benefit plans are as follows:

	Pension Plans		Postretirement Benefit Plans
Fiscal Year	2004	2003	2004	2003

Asset Category
U.S. equities	38%	39%	38%	38%
International equities	17	16	16	13
Private equities	7	6	4	2
Fixed income	27	28	32	38
Real assets	11	11	10	9

Total	100%	100%	100%	100%

The investment objective for the U.S. pension and postretirement medical plans is to secure the benefit obligations to participants at a reasonable cost to the Company. The goal is to optimize the long-term return on plan assets at a moderate level of risk. The pension and postretirement portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the pension and postretirement plans, the long-term investment policy allocations are: 35 percent to U.S. equities, 15 percent to international equities, 10 percent to private equities, 30 percent to fixed income and 10 percent to real assets (real estate, energy and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions.

CONTRIBUTIONS AND FUTURE BENEFIT PAYMENTS We expect to contribute $13 million to our pension plans and $21 million to our other postretirement benefit plans in fiscal 2005.

Certain international operations have defined-benefit pension plans that are not presented in the tables above. These international operations have prepaid pension assets of less than $1 million at the end of fiscal 2004 and 2003, and they have accrued pension plan liabilities of $5 million at the end of fiscal 2004 and $4 million as of the end of fiscal 2003. Pension expense associated with these plans was $3 million for fiscal 2004 and 2003.

DEFINED-CONTRIBUTION PLANS – The Company’s total expense related to defined-contribution plans recognized in fiscal 2004, 2003 and 2002 was $20 million, $30 million and $9 million, respectively. The General Mills Savings Plan is a defined contribution plan that covers salaried and nonunion employees. It had net assets of $1,668 million as of May 30, 2004, and $1,597 million as of May 25, 2003. This plan is a 401(k) savings plan that includes a number of investment funds and an Employee Stock Ownership Plan (ESOP). The ESOP’s only assets are Company common stock and temporary cash balances. The ESOP’s share of the total defined contribution expense was $15 million, $26 million and $3 million in fiscal 2004, 2003 and 2002, respectively. The ESOP’s expense is calculated by the “shares allocated” method.

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

The Company’s cash contribution to the ESOP is calculated so as to pay off enough debt to release sufficient shares to make the Company match. The ESOP uses the Company’s cash contributions to the plan, plus the dividends received on the ESOP’s leveraged shares, to make principal and interest payments on the ESOP’s debt. As loan payments are made, shares become unencumbered by debt and are committed to be allocated. The ESOP allocates shares to individual employee accounts on the basis of the match of employee payroll savings (contributions), plus reinvested dividends received on previously allocated shares. In fiscal 2004, 2003 and 2002, the ESOP incurred interest expense of $1 million, $1 million and $2 million, respectively. The ESOP used dividends of $5 million, $6 million and $8 million in the respective years, along with Company contributions of less than $1 million in fiscal 2004 and fiscal 2003 and $3 million in fiscal 2002 to make interest and principal payments.

The number of shares of Company common stock in the ESOP is summarized as follows:

Number of Shares, in Thousands	May 30, 2004	May 25, 2003

Unreleased shares	599	844
Committed to be allocated	5	12
Allocated to participants	5,438	5,788

Total shares	6,042	6,644

15.  PROFIT-SHARING PLAN

The Executive Incentive Plan provides incentives to key employees who have the greatest potential to contribute to current earnings and successful future operations. All employees at the level of vice president and above participate in the plan. These awards are approved by the Compensation Committee of the Board of Directors, which consists solely of independent, outside directors. Awards are based on performance against pre-established goals approved by the Committee. Profit-sharing expense was $16 million, $19 million and $11 million in fiscal 2004, 2003 and 2002, respectively.

16.  INCOME TAXES

The components of earnings before income taxes and earnings of joint ventures and the corresponding income taxes thereon are as follows:

In Millions, Fiscal Year	2004		2003		2002

Earnings before income taxes:
U.S.		$1,408		$1,272		$653
Foreign		101		44		14

Total earnings before income taxes		$1,509		$1,316		$667

Income taxes:
Current:
Federal		$366		$384		$127
State and local		31		24		8
Foreign		22		25		11

Total current		419		433		146

Deferred:
Federal		85		30		84
State and local		7		5		15
Foreign		17		(8)		(6)

Total deferred		109		27		93

Total Income Taxes		$528		$460		$239

In fiscal 1982 and 1983 we purchased certain income tax items from other companies through tax lease transactions. Total current income taxes charged to earnings reflect the amounts attributable to operations and have not been materially affected by these tax leases. Actual current taxes payable relating to fiscal 2004, 2003 and 2002 operations were increased by approximately $2 million, $6 million and $3 million, respectively, due to the current effect of tax leases. These tax payments do not affect taxes for statement of earnings purposes since they repay tax benefits realized in prior years.

The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

Fiscal Year	2004	2003	2002

U.S. statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	1.6	1.5	2.3
Other, net	(1.6)	(1.5)	(1.5)

Effective Income Tax Rate	35.0%	35.0%	35.8%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 30, 2004	May 25, 2003

Accrued liabilities	$136	$122
Restructuring/disposition charges	18	100
Compensation and employee benefits	272	245
Unrealized hedge losses	104	172
Unrealized capital or related losses	797	781
Tax credit carry forwards	46	69
Other	43	8

Gross deferred tax assets	1,416	1,497

Brands	1,322	1,322
Depreciation	241	225
Prepaid pension asset	429	407
Intangible assets	40	52
Tax lease transactions	66	68
Zero coupon convertible debentures	44	7
Other	69	56

Gross deferred tax liabilities	2,211	2,137

Valuation allowance	809	791

Net Deferred Tax Liability	$1,604	$1,431

Of the total valuation allowance, $765 million relates to a deferred tax asset for unrealized capital or related losses recorded as part of the Pillsbury acquisition. In the future, if tax benefits are realized related to these losses, the reduction in the valuation allowance will be allocated to reduce goodwill. The other $44 million of the valuation allowance relates to foreign operating losses, capital losses and tax credits. In the future, if tax benefits are realized related to these losses or credits, the reduction in the valuation allowance will reduce tax expense.

We have not recognized a deferred tax liability for unremitted earnings of $845 million from our foreign operations because we do not expect those earnings to become taxable to us in the foreseeable future and because a determination of the potential liability is not practicable. If a portion were to be remitted, we believe income tax credits would substantially offset any resulting tax liability.

We have capital loss carryforwards of approximately $259 million, a majority of which will expire in 2007. Foreign operating loss carryforwards of approximately $89 million expire beginning in 2007, but the vast majority do not expire until 2018 or later.

In fiscal 2004, we paid income taxes of $225 million. In fiscal 2003, we paid income taxes of $248 million and received a $109 million refund of fiscal 2002 tax overpayments. During fiscal 2002, we paid income taxes of $196 million.

17.  LEASES AND OTHER COMMITMENTS

An analysis of rent expense by property leased follows:

In Millions, Fiscal Year	2004	2003	2002

Warehouse space	$42	$30	$26
Equipment	20	29	23
Other	34	29	19

Total Rent Expense	$96	$88	$68

Some leases require payment of property taxes, insurance and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

Noncancelable future lease commitments (in millions) are: $79 in fiscal 2005, $70 in fiscal 2006, $64 in fiscal 2007, $57 in fiscal 2008, $55 in fiscal 2009 and $110 after fiscal 2009, with a cumulative total of $435. These future lease commitments will be partially offset by expected future sublease receipts of $56 million.

We are contingently liable under guarantees and comfort letters for $199 million. The guarantees and comfort letters are principally issued to support borrowing arrangements, primarily for our joint ventures.

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

We aggregate our operating segments into three reportable segments: 1) U.S. Retail; 2) Bakeries and Foodservice; and 3) International. Our U.S. Retail segment accounted for approximately 70 percent of our fiscal 2004 net sales, and reflects business with a wide variety of grocery stores, specialty stores, drug and discount chains, and mass merchandisers operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our Bakeries and Foodservice segment generated approximately 16 percent of fiscal 2004 net sales. This business segment consists of products marketed to retail and wholesale bakeries, and to commercial and noncommercial foodservice distributors and operators throughout the United States and Canada. The remaining 14 percent of our fiscal 2004 net sales was generated by our consolidated International businesses. These include a retail business in Canada that largely mirrors our U.S. retail product mix, along with retail and foodservice businesses competing in key markets in Europe, Latin America and the Asia/Pacific region. At the beginning of fiscal 2003, the Lloyd’s foodservice and the bakery flour businesses were realigned from the U.S. Retail segment to the Bakeries and Foodservice segment. All prior year amounts are restated for comparative purposes.

During fiscal 2004, one customer, Wal-Mart Stores, Inc., accounted for approximately 14 percent of the Company’s consolidated net sales and 19 percent of the Company’s sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of the Company’s consolidated net sales. In the U.S. Retail and Bakeries and Foodservice segments, the top five customers accounted for approximately 43 percent and 34 percent of fiscal 2004 net sales, respectively.

Management reviews operating results to evaluate segment performance. Operating profit for the reportable segments excludes general corporate items, restructuring and other exit costs, merger-related costs, interest expense and income taxes, as they are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by the Company’s management. Under our supply chain organization, our manufacturing, warehouse, distribution and sales activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures for long-lived assets, and depreciation and amortization expenses are not maintained nor available by operating segment.

The measurement of operating segment results is generally consistent with the presentation of the consolidated statements of earnings. Intercompany transactions between reportable operating segments were not material in the periods presented.

In Millions, Fiscal Year	2004	2003	2002

Net Sales:
U.S. Retail	$7,763	$7,407	$5,907
Bakeries and Foodservice	1,757	1,799	1,264
International	1,550	1,300	778

Total	11,070	10,506	7,949

Operating Profit:
U.S. Retail	$1,809	$1,754	$1,057
Bakeries and Foodservice	132	156	155
International	119	91	45

Total	2,060	2,001	1,257

Unallocated corporate items	(17)	(76)	(40)
Restructuring and other exit costs	(26)	(62)	(134)
Interest, net	(508)	(547)	(416)

Earnings before taxes and earnings from Joint Ventures	1,509	1,316	667
Income Taxes	(528)	(460)	(239)
Earnings from Joint Ventures	74	61	33

Earnings before cumulative effect of change in accounting principle	1,055	917	461
Cumulative effect of change in accounting principle	—	—	(3)

Net Earnings	$1,055	$917	$458

The following table provides net sales information for our primary product categories:

In Millions, Fiscal Year	2004	2003	2002

Product Categories:
U.S. Retail:
Big G Cereals	$2,071	$1,998	$1,866
Meals	1,749	1,702	1,144
Pillsbury USA	1,518	1,438	793
Baking Products	586	549	567
Snacks	828	788	722
Yogurt/Organic Foods/Other	1,011	932	815

Total U.S. Retail	7,763	7,407	5,907

Bakeries and Foodservice	1,757	1,799	1,264

International:
Canada	470	383	283
Rest of World	1,080	917	495

Total International	1,550	1,300	778

Consolidated Total	$11,070	$10,506	$7,949

The following table provides financial information identified by geographic area:

In Millions, Fiscal Year	2004	2003	2002

Net sales:
U.S.	$9,441	$9,144	$7,139
Non-U.S.	1,629	1,362	810

Consolidated Total	$11,070	$10,506	$7,949

Long-lived assets:
U.S.	$2,772	$2,713	$2,549
Non-U.S.	339	267	215

Consolidated Total	$3,111	$2,980	$2,764

19.  QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for 2004 and 2003 follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

In Millions, Except Per Share and Market Price Amounts	2004	2003	2004	2003	2004	2003	2004	2003

Net sales	$2,518	$2,362	$3,060	$2,953	$2,703	$2,645	$2,789	$2,546
Gross profit	1,044	1,013	1,263	1,242	1,065	1,078	1,114	1,064
Net earnings	227	176	308	276	242	240	278	225
Net earnings per share:
Basic	.61	.48	.82	.75	.64	.65	.74	.61
Diluted	.59	.47	.81	.73	.63	.63	.72	.59
Dividends per share	.275	.275	.275	.275	.275	.275	.275	.275
Market price of common stock:
High	49.66	45.86	47.73	46.24	47.42	48.18	49.17	46.90
Low	45.11	37.38	43.75	39.85	44.25	43.00	45.00	41.43

ITEM 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No matters require disclosure here.

ITEM 9A —	Controls and Procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended May 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10 —	Directors and Executive Officers of the Registrant.

The information contained in the sections entitled “Nominees For the Board of Directors” and “Section 16(a): Beneficial Ownership Reporting Compliance” contained in Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding the Company’s executive officers is set forth on page 5 through 6 of this report.

The information regarding the Company’s audit committee, including the members of the audit committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

On April 25, 2003, the Company adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is available on the Company’s Web site at www.generalmills.com. The Company intends to post on its Web site any amendments to its Code of Conduct within two days of any such amendment and to post waivers from its Code of Conduct for principal officers within two days of any such waiver.

The Company’s Corporate Governance Principles, Director Code of Conduct and charters of the committees of the Board of Directors are available on the Company’s Web site at www.generalmills.com. Printed copies of such information is also available to stockholders who request a copy by writing to: Company Secretary, General Mills, Inc., P.O. Box 1113, Minneapolis, MN 55440.

ITEM 11 —	Executive Compensation.

The information contained in the section entitled “Executive Compensation” and “Director Compensation and Benefits” in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference. The information appearing under the heading “Report of Compensation Committee on Executive Compensation” is not incorporated herein.

ITEM 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the section entitled “Stock Ownership of General Mills Directors, Officers and Certain Beneficial Owners” in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

The following table provides information about General Mills common stock that may be issued upon the exercise of stock options and vesting of stock units under all of the General Mills’ equity compensation plans in effect as of May 30, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (c)

Equity compensation plans approved by security holders(1)	47,663,557	$36.12	9,710,278
Equity compensation plans not approved by security holders(2)	23,005,894	$42.44	0

Total	70,669,451	$38.97	9,710,278

(1)	Includes stock options and stock units granted under the following shareholder-approved plans: 2003 Stock Compensation Plan, Executive Incentive Plan and 2001 Compensation

Plan for Non-Employee Directors, and the following shareholder-approved plans, which have been discontinued: Stock Option and Long-Term Incentive Plan of 1988, 1990 Stock Plan for Non-Employee Directors, 1990 Salary Replacement Stock Option Plan, Stock Option and Long-Term Incentive Plan of 1993, 1995 Salary Replacement Stock Option Plan, 1996 Compensation Plan for Non-Employee Directors and 1998 Senior Management Stock Plan. No awards may be granted under any of the discontinued plans. Column (a) includes 570,101 stock units granted to key employees under the following plans: 2003 Stock Compensation Plan, Executive Incentive Plan and Stock Option and Long-Term Incentive Plan of 1993. Weighted average exercise prices identified in column (b) do not take into account restricted stock units. Column (c) excludes restricted stock units to be awarded under the Executive Incentive Plan. These amounts are tied to the amount of an executive’s incentive award, which is based on Company and individual performance. The Plan imposes a limit on the amount of an executive’s annual incentive award.

(2)	Column (a) includes all employee stock option grants made to a broad group of employees in 1999 and 2002 as well as 173,652 stock units granted to or deferred by employees under the 1998 Employee Stock Plan, which was discontinued in September 2003. No future awards may be granted under the 1998 Plan. Also includes stock units, less stock distributions, which are attributable to (1) reinvested dividend equivalents paid on the stock units, (2) restricted stock granted under various stock plans and deferred under the Deferred Compensation Plan, and (3) the Company’s matching contributions credited on deferred stock units, which are equal to the value of the Company’s matching contributions that would have otherwise been made to an employee’s 401(k) Savings Plan account if the employee had not deferred receipt of the Company’s common stock under the Deferred Compensation Plan.

1998 Employee Stock Plan. The 1998 Employee Stock Plan became effective September 28, 1998 and was discontinued in September 2003. All employees of the Company were eligible to receive grants of stock options, restricted stock or restricted stock units under the Plan. Non-qualified stock options were available for grant under the Plan at an option price that is 100% of the fair market value on the date the option is granted. Stock options expire within 10 years and one month following the grant date and generally become exercisable in four years. Awards of restricted stock and restricted stock units under the Plan were limited to 15 percent of the authorized shares. The Plan contains provisions covering the treatment of stock options, restricted stock and stock units upon an employee’s resignation, retirement, or death, or in the event of a change of control of the Company. Twenty-eight million shares were authorized for issuance under the Plan. The 2003 Stock Compensation Plan, which was approved by stockholders in September 2003, replaced the 1998 Employee Stock Plan.

Deferred Compensation Plan. The Company’s Deferred Compensation Plan was approved by the Compensation Committee of the Board of Directors and became effective on May 1, 1984. The Plan is a non-qualified compensation plan that provides for the deferral of cash incentives, common stock, restricted stock and restricted stock units issued under the Company’s stock plans. An employee can elect to defer up to 100 percent of annual incentive compensation, receipt of shares of common stock resulting from a stock-for-stock exercise of stock options under the Company’s stock option plans and shares of common stock attributable to nonvested restricted stock or restricted stock units under the Company’s restricted stock plans. Certain key and highly compensated management employees of the Company are eligible to participate in the Plan.

Deferred Cash or Stock Unit Account. A deferred account is established for each participant making an election to defer compensation whether based on cash or common stock. A participant’s deferred cash account is credited monthly with a rate of return based on the investment performance of participant-selected 401(k) Savings Plan funds for the prior month. Dividend equivalent amounts can be paid out to the employee or credited to an employee’s account to reflect dividends paid on the Company’s common stock, based on the number of stock units deferred and credited to an employee’s deferred account. The Company credits the deferred account of each participant in the Plan with an additional amount, or in the case of a stock unit account additional stock units, equal to the value of the employer matching contributions that the Company would have otherwise made to the participant’s 401(k) Savings Plan account if the employee had not deferred compensation under the Plan.

ITEM 13 —	Certain Relationships and Related Transactions.

The information set forth in the section entitled “Certain Relationships and Transactions with Management” contained in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14 —	Principal Accounting Fees and Services.

The information contained in the section entitled “Independent Auditor Fees” in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

The Company’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

PART IV

ITEM 15 —	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.    Financial Statements:

The following financial statements are included in this report under Item 8:

Consolidated Statements of Earnings for the Fiscal Years Ended May 30, 2004, May 25, 2003 and May 26, 2002.

Consolidated Balance Sheets at May 30, 2004, and May 25, 2003.

Consolidated Statements of Cash Flows for the Fiscal Years Ended May 30, 2004, May 25, 2003 and May 26, 2002.

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended May 30, 2004, May 25, 2003 and May 26, 2002.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.    Financial Statement Schedules:

For the Fiscal Years Ended May 30, 2004, May 25, 2003 and May 26, 2002:

  II – Valuation and Qualifying Accounts

3.    Exhibits:

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed July 20, 2000).
2.2	First Amendment, dated as of April 12, 2001, to Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed April 13, 2001).
2.3	Second Amendment, dated as of October 31, 2001, to Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed November 2, 2001).
3.1	Registrant’s Restated Certificate of Incorporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended May 26, 2002).
3.2	Registrant’s By-Laws, as amended to date.
4.1	Indenture between Registrant and U.S. Bank Trust National Association (f.k.a. Continental Illinois National Bank and Trust Company of Chicago), as amended to date, by Supplemental Indentures Nos. 1 through 8 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended May 26, 2002).
4.2	Rights Agreement, dated as of December 11, 1995, between Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank Minnesota, N.A.) (incorporated herein by reference to Exhibit 1 to Registrant’s Registration Statement on Form 8-A filed January 2, 1996).

4.3	Indenture between Registrant and U.S. Bank Trust National Association (f.k.a. First Trust of Illinois, National Association) dated February 1, 1996 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 effective February 23, 1996).
4.4	Indenture between Ralcorp Holdings, Inc. and The First National Bank of Chicago, as supplemented to date by the First Supplemental Indenture among Ralcorp Holdings, Inc., Registrant and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.4 to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended May 26, 2002).
4.5	Amendment No. 1, dated as of July 16, 2000, to the Rights Agreement, dated as of December 11, 1995, between Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 1 to Registrant’s Report on Form 8-A/A dated July 25, 2000).
4.6	Indenture, dated as of October 28, 2002, between the Registrant and BNY Midwest Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.7	Resale Registration Rights Agreement, dated October 28, 2002, among the Registrant, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as Representatives of the several Initial Purchasers (incorporated herein by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.8	Call Option Agreement, dated as of October 23, 2002, by and between the Registrant and Diageo Midwest B.V. (incorporated herein by reference to Exhibit 4.4 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.9	Call Option Agreement, dated as of October 28, 2002, by and between the Registrant and Diageo Midwest, B.V. (incorporated herein by reference to Exhibit 4.5 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.10	Form of 5-1/8% Note due 2007 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed February 21, 2002).
4.11	Form of 6% Note due 2012 (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed February 21, 2002).
4.12	Form of Zero Coupon Convertible Debenture due 2022 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed November 12, 2002).
10.1*	Stock Option and Long-Term Incentive Plan of 1988, as amended to date (incorporated herein by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.2	Addendum No. 3, effective as of March 15, 1993, to Protocol of Cereal Partners Worldwide (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.3*	1998 Employee Stock Plan, as amended to date (incorporated herein by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended May 26, 2002).
10.4*	Amended and Restated Executive Incentive Plan, as amended to date (incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003).
10.5*	Management Continuity Agreement, as amended to date (incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
10.6*	Supplemental Retirement Plan, as amended to date (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.7*	Executive Survivor Income Plan, as amended to date (incorporated herein by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).

10.8*	Executive Health Plan, as amended to date (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the period ended February 24, 2002).
10.9*	Supplemental Savings Plan, as amended to date (incorporated herein by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.10*	1996 Compensation Plan for Non-Employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.11*	General Mills, Inc. 1995 Salary Replacement Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.12*	General Mills, Inc. Deferred Compensation Plan, as amended to date (incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003).
10.13*	Supplemental Benefits Trust Agreement, dated February 9, 1987, as amended and restated as of September 26, 1988 (incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.14*	Supplemental Benefits Trust Agreement, dated September 26, 1988 (incorporated herein by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.15	Agreements, dated November 29, 1989, by and between General Mills, Inc. and Nestlé S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.16	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989 (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
10.17*	1990 Salary Replacement Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.18	Addendum No. 2, dated March 16, 1993, to Protocol of Cereal Partners Worldwide.
10.19	Agreement, dated July 31, 1992, by and between General Mills, Inc. and PepsiCo, Inc.
10.20*	Stock Option and Long-Term Incentive Plan of 1993, as amended to date (incorporated herein by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.21	Standstill Agreement with CPC International, Inc. dated October 17, 1994 (incorporated herein by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.22*	1998 Senior Management Stock Plan, as amended to date (incorporated herein by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003).
10.23*	2001 Compensation Plan for Non-employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003).
10.24	Stockholders Agreement, dated as of October 31, 2001, by and among the Registrant, Diageo plc and Gramet Holdings Corp. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed November 2, 2001).
10.25	First Amendment to Stockholders Agreement, dated as of October 28, 2002, among the Registrant, Gramet Holdings Corp. and Diageo plc (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed November 12, 2002).
10.26	Second Amendment to Stockholders Agreement, dated as of June 23, 2004, among the Registrant, Diageo plc and Diageo Atlantic Holding B.V. (incorporated herein by reference to Exhibit 99.2 to Registrant’s Report on Form 8-K filed June 23, 2004).

10.27	Supplemental Marketing Agreement and Waiver, dated as of June 23, 2004, among the Registrant, Diageo plc and Diageo Atlantic Holding B.V. (incorporated herein by reference to Exhibit 4.8 to Registrant’s Form S-3 Registration Statement filed June 23, 2004 (File no. 333-116779)).
10.28*	2003 Stock Compensation Plan (incorporated herein by reference to Exhibit 4 to Registrant’s Form S-8 Registration Statement (File no. 333-109050)).
12	Statement of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of General Mills, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.1	Five-Year Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative Agent, and the other financial institutions party hereto (incorporated by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended February 25, 2001).
99.2	Amendment No. 1, dated as of October 31, 2001, to Five-Year Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.3 to Registrant’s Report on Form 8-K filed February 4, 2002).
99.3	Amendment No. 2, dated August 26, 2002, to Five-Year Credit Agreement, dated January 24, 2001, among the Company, JPMorgan Chase Bank (successor to The Chase Manhattan Bank), as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2002).
99.4	Amendment No. 3, dated as of January 16, 2004, to Five-Year Credit Agreement, dated as of January 24, 2001, among the Company, JPMorgan Chase Bank, as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K filed February 12, 2004).
99.5	Five-Year Credit Agreement, dated as of January 20, 2004, among the Registrant, JPMorgan Chase Bank, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 99.2 to Registrant’s Report on Form 8-K filed February 12, 2004).

*Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.

The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

(b)  Reports on Form 8-K.

On March 16, 2004, the Registrant furnished a Report on Form 8-K attaching a press release announcing its financial results for the third quarter ended February 22, 2004.

On April 9, 2004, the Registrant filed a Report on Form 8-K attaching a press release regarding a “mini-tender” offer for its shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MILLS, INC.

Dated: July 29, 2004

By: /s/ S. S. MARSHALL

S. S. Marshall Senior Vice President, Corporate Affairs, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN R. DEMERITT (Stephen R. Demeritt)	Director Vice Chairman	July 23, 2004

/s/ L. DE SIMONE (Livio D. DeSimone)	Director	July 28, 2004

/s/ W.T. ESREY (William T. Esrey)	Director	July 26, 2004

/s/ R.V. GILMARTIN (Raymond V. Gilmartin)	Director	July 27, 2004

/s/ JUDITH RICHARDS HOPE (Judith R. Hope)	Director	July 24, 2004

/s/ ROBERT L. JOHNSON (Robert L. Johnson)	Director	July 26, 2004

/s/ HEIDI G. MILLER (Heidi G. Miller)	Director	July 29, 2004

/s/ HILDA OCHOA-BRILLEMBOURG (Hilda Ochoa-Brillembourg)	Director	July 23, 2004

/s/ MICHAEL D. ROSE (Michael D. Rose)	Director	July 29, 2004

/s/ S.W. SANGER (Stephen W. Sanger)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	July 22, 2004

/s/ A. MICHAEL SPENCE (A. Michael Spence)	Director	July 24, 2004

Signature	Title	Date

/s/ DOROTHY A. TERRELL (Dorothy A. Terrell)	Director	July 29, 2004

/s/ R.G. VIAULT (Raymond G. Viault)	Director Vice Chairman	July 27, 2004

/s/ JAMES A. LAWRENCE (James A. Lawrence)	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	July 28, 2004

/s/ KENNETH L. THOME (Kenneth L. Thome)	Senior Vice President, Financial Operations (Principal Accounting Officer)	July 29, 2004

GENERAL MILLS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Year ended
	May 30, 2004	May 25, 2003	May 26, 2002

Allowance for possible losses on accounts receivable:
Balance at beginning of year	$28	$21	$6
Additions charged to expense	3	8	3
Additions from acquisitions	—	—	15
Bad debt write-offs	(13)	(6)	(2)
Other adjustments and reclassifications	1	5	(1)

Balance at end of year	$19	$28	$21

Valuation allowance for deferred tax assets:
Balance at beginning of year	$791	$10	$3
Additions charged to expense and deferred tax asset	34	—	7
Additions from acquisitions	—	781	—
Adjustments to acquisition amounts	(16)	—	—

Balance at end of year	$809	$791	$10

Reserve for restructuring and other exit charges:
Balance at beginning of year	$37	$107	$9
Additions charged to expense	26	62	134
Net amounts utilized for restructuring activities	(40)	(132)	(36)

Balance at end of year	$23	$37	$107

Reserve for LIFO valuation
Balance at beginning of year	$27	$31	$30
Increment (Decrement)	14	(4)	1

Balance at end of year	$41	$27	$31