Form 10-Q
period 2004-08-29
GENERAL MILLS INC
filed 2004-10-04
CIK 40704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number:   1-1185

GENERAL MILLS, INC. (Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Number One General Mills Boulevard
Minneapolis, MN	55426
(Mail: P.O. Box 1113)	(Mail: 55440)
(Address of principal executive offices)	(Zip Code)

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

As of September 22, 2004, General Mills had 380,949,361 shares of its $.10 par value common stock outstanding (excluding 121,357,303 shares held in treasury).

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

	Thirteen Weeks Ended
	August 29, 2004	August 24, 2003
Net Sales	$2,585	$2,518
Costs and Expenses:
Cost of sales	1,581	1,474
Selling, general and administrative	611	591
Interest, net	113	134
Restructuring and other exit costs	40	—

Total Costs and Expenses	2,345	2,199

Earnings before Taxes and Earnings
from Joint Ventures	240	319
Income Taxes	83	112
Earnings from Joint Ventures	26	20

Net Earnings	$183	$227

Earnings per Share – Basic	$.48	$.61

Average Number of Common Shares	379	372

Earnings per Share – Diluted	$.47	$.59

Average Number of Common Shares –
Assuming Dilution	387	382

Dividends per Share	$.310	$.275

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited) (In Millions)

	August 29, 2004	August 24, 2003	May 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$480	$565	$751
Receivables	1,053	1,047	1,010
Inventories:
Valued primarily at FIFO	302	364	298
Valued at LIFO (FIFO value exceeds LIFO by
$53, $27 and $41, respectively)	944	970	765
Prepaid expenses and other current assets	160	169	222
Deferred income taxes	185	195	169

Total Current Assets	3,124	3,310	3,215

Land, Buildings and Equipment, at Cost	5,347	5,032	5,319
Less accumulated depreciation	(2,282)	(2,035)	(2,208)

Net Land, Buildings and Equipment	3,065	2,997	3,111
Goodwill	6,693	6,653	6,684
Other Intangible Assets	3,638	3,620	3,641
Other Assets	1,831	1,812	1,797

Total Assets	$18,351	$18,392	$18,448

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,086	$1,258	$1,110
Current portion of long-term debt	180	82	233
Notes payable	456	1,364	583
Other current liabilities	801	657	831

Total Current Liabilities	2,523	3,361	2,757
Long-term Debt	7,426	7,523	7,410
Deferred Income Taxes	1,787	1,701	1,773
Other Liabilities	943	1,098	961

Total Liabilities	12,679	13,683	12,901

Minority Interests	299	300	299
Stockholders’ Equity:
Cumulative preference stock, none issued	—	—	—
Common stock, 502 shares issued	5,695	5,698	5,680
Retained earnings	3,787	3,204	3,722
Less common stock in treasury, at cost, shares
of 122, 129 and 123, respectively	(3,887)	(4,125)	(3,921)
Unearned compensation	(89)	(48)	(89)
Accumulated other comprehensive loss	(133)	(320)	(144)

Total Stockholders’ Equity	5,373	4,409	5,248

Total Liabilities and Equity	$18,351	$18,392	$18,448

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Thirteen Weeks Ended
	August 29, 2004	August 24, 2003
Cash Flows – Operating Activities:
Net earnings	$183	$227
Adjustments to reconcile net earnings to cash flow:
Depreciation and amortization	108	93
Deferred income taxes	(4)	61
Changes in current assets and liabilities
excluding effects of businesses acquired	(288)	(465)
Tax benefit on exercised options	11	17
Pension and other postretirement activity	(20)	(15)
Restructuring and other exit costs	40	—
Other, net	9	13

Net Cash Provided (Used) by Operating Activities	39	(69)

Cash Flows – Investment Activities:
Purchases of land, buildings and equipment	(67)	(119)
Investments in businesses, intangibles and affiliates,
net of investment returns and dividends	7	(10)
Purchases of marketable investments	—	(3)
Proceeds from sale of marketable investments	25	40
Proceeds from disposal of land, buildings & equipment	9	4
Other, net	(9)	(25)

Net Cash Used by Investment Activities	(35)	(113)

Cash Flows – Financing Activities:
Change in notes payable	(128)	131
Issuance of long-term debt	1	75
Payment of long-term debt	(54)	(104)
Common stock issued	28	47
Purchases of common stock for treasury	(4)	(2)
Dividends paid	(118)	(102)
Other, net	—	(1)

Net Cash (Used) Provided by Financing Activities	(275)	44

Decrease in Cash and Cash Equivalents	$(271)	$(138)

Cash Flows from Changes in Current Assets and
Liabilities, Excluding Effects of Businesses Acquired:
Receivables	(62)	(58)
Inventories	(180)	(251)
Prepaid expenses and other current assets	43	15
Accounts payable	(34)	(10)
Other current liabilities	(55)	(161)

Changes in Current Assets and Liabilities	$(288)	$(465)

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)   Background

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2005.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Form 10-K for the year ended May 30, 2004. The accounting policies used in preparing these consolidated condensed financial statements are the same as those described in Note One of our Form 10-K.

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

	13 Weeks Ended
In Millions, except per share data	Aug. 29, 2004	Aug. 24, 2003
Net earnings, as reported	$183	$227
Add: Stock-based employee compensation
expense included in reported net
earnings, net of related tax effects	5	3
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(14)	(14)

Pro forma net earnings	$174	$216

Earnings per share:
Basic – as reported	$.48	$.61
Basic – pro forma	$.46	$.58
Diluted – as reported	$.47	$.59
Diluted – pro forma	$.45	$.57

No options were granted in the first quarter fiscal 2005. The weighted average fair value at grant date of the options granted in the first quarter fiscal 2004 was estimated as $9.27, using the Black-Scholes option-pricing model.

(2)   Restructuring and Other Exit Costs

In the first quarter of fiscal 2005, we recorded restructuring and other exit costs of $40 million, consisting of $38 million of charges associated with first-quarter supply chain initiatives and $2 million of charges associated with restructuring actions previously announced. The first-quarter initiatives were undertaken to further increase asset utilization and reduce manufacturing and sourcing costs, resulting in decisions regarding plant closures and production realignment. The charges included severance and curtailment costs of approximately $13 million for 323 employees being terminated and asset write-off costs of approximately $21 million. The supply chain actions included decisions to: close our flour milling plant in Vallejo, California, affecting 43 employees; close our par-baked bread plant in Medley, Florida, affecting 42 employees; relocate bread production from our Swedesboro, New Jersey plant, affecting 110 employees; relocate a portion of our cereal production from Cincinnati, Ohio, affecting 45 employees; and close our snacks foods plant in Iowa City, Iowa, affecting 83 employees.

Additional restructuring charges related to the above actions of approximately $5 million are expected to be recognized over the remainder of fiscal 2005 related to these first-quarter initiatives.

These supply chain actions are also resulting in certain associated expenses, primarily adjustments to the depreciable life of the assets necessary to reflect the shortened asset lives which now coincide with the final production dates at the Cincinnati and Iowa City plants. These associated expenses are being recorded as cost of sales. In the first quarter of fiscal 2005, the expense recorded in cost of sales was $5 million. We expect to record an additional $19 million of expense in cost of sales, primarily accelerated depreciation expense, during the remainder of fiscal 2005 associated with the anticipated production schedules of these two plants.

(3)   Comprehensive Income

The following table summarizes total comprehensive income for the periods presented (in millions):

	Thirteen Weeks Ended August 29, 2004			Thirteen Weeks Ended August 24, 2003
	Pretax	Tax	Net	Pretax	Tax	Net
Net Earnings			$183			$227

Other Comprehensive Income (Loss):
Foreign currency
translation adjustments	$9	$—	$9	$(13)	$—	$(13)
Other Fair Value Changes:
Securities	—	—	—	6	(2)	4
Hedge derivatives	(28)	10	(18)	5	(2)	3
Reclassification to earnings:
Securities	—	—	—	(9)	4	(5)
Hedge derivatives	31	(11)	20	53	(20)	33

	$12	$(1)	$11	$42	$(20)	$22

Comprehensive Income			$194			$249

Accumulated other comprehensive income (loss) balances were as follows (in millions):

	Aug. 29, 2004	Aug. 24, 2003	May 30, 2004
Foreign currency
translation adjustments	$69	$(28)	$60
Unrealized gain (loss) from:
Securities	1	10	1
Hedge derivatives	(173)	(240)	(175)
Pension plan minimum liability	(30)	(62)	(30)

Accumulated other comprehensive loss	$(133)	$(320)	$(144)

The changes in other comprehensive income are primarily non-cash items.

(4)   Statements of Cash Flows

During the first thirteen weeks of fiscal 2005, we made interest payments of $140 million, versus $160 million last year. In the first thirteen weeks of fiscal 2005, we made tax payments of $33 million, versus $28 million last year.

(5)   Retirement and Other Postretirement Benefit Plans

We sponsor defined-benefit plans covering most employees and provide health-care benefits to a majority of our retirees. These plans are described in Note 14 — Retirement and Other Postretirement Benefit Plans of our 2004 Form 10-K.

Components of net benefit (income) or expense for each fiscal period are as follows:

	Pension Plans		Postretirement Benefit Plans
	13 Weeks ended		13 Weeks ended
In Millions	Aug. 29, 2004	Aug. 24, 2003	Aug. 29, 2004	Aug.24, 2003
Service cost	$15	$17	$4	$4
Interest cost	42	40	13	12
Expected return on plan assets	(75)	(75)	(6)	(5)
Amortization of losses	3	5	4	3
Amortization of prior service
costs (credits)	1	1	--	(1)
Settlement or curtailment losses	2	--	2	--

Net (income) expense	$(12)	$(12)	$17	$13

(6)   Operating Segments

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories.

We aggregate our operating segments into three reportable segments: 1) U.S. Retail; 2) Bakeries and Foodservice; and 3) International. Our U.S. Retail segment reflects business with a wide variety of grocery stores, specialty stores, drug and discount chains, and mass merchandisers operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our Bakeries and Foodservice segment consists of products marketed to retail and wholesale bakeries, and to commercial and noncommercial foodservice distributors and operators throughout the United States and Canada. Our consolidated International business segment includes a retail business in Canada that largely mirrors our U.S. retail product mix, along with retail and foodservice businesses competing in key markets in Europe, Latin America and the Asia/Pacific region.

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

Operating Segments
(In Millions)

	Thirteen Weeks Ended
	Aug. 29, 2004	Aug. 24, 2003
Net Sales:
U.S. Retail	$1,760	$1,723
Bakeries and Foodservice	421	428
International	404	367

Total	$2,585	$2,518

Operating Profit:
U.S. Retail	$354	$399
Bakeries and Foodservice	23	29
International	36	24

Total	413	452
Unallocated corporate items	(20)	1
Restructuring and other exit costs	(40)	--
Interest, net	(113)	(134)

Earnings before taxes and
earnings from joint ventures	240	319
Income Taxes	(83)	(112)
Earnings from Joint Ventures	26	20

Net Earnings	$183	$227

Item 2.    Management’s Discussion and Analysis of Financial Conditionand Results of Operations

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Form 10-K for the year ended May 30, 2004, for important background regarding, among other things, our key business drivers.

RESULTS OF OPERATIONS

Thirteen-Week Results

Net sales for the thirteen weeks ended August 29, 2004 grew 3 percent to $2.59 billion. As noted in the table below, unit volume contributed 3 points, favorable pricing and product mix provided 2 points of benefit, and foreign exchange added a point. However, higher promotional spending in the period, primarily in our U.S. Retail segment, subtracted 3 points.

Components of Net Sales Growth – Fiscal 2005 vs. 2004

1st Quarter
Unit Volume Growth	+ 3 pts
Price/Product Mix	+ 2 pts
Foreign Exchange	+ 1 pt
Trade and Coupon Promotion Expense	– 3 pts

Net Sales Growth	+ 3 pts

Cost of sales was up $107 million in the quarter versus last year. Cost of sales as a percent of sales increased from 58.5 percent to 61.2 percent. This primarily reflects increased raw material and energy costs. Two smaller factors are the $5 million of accelerated deprecation expense associated with our restructuring actions (described in Note Two above), and $5 million of expenses associated with the recall of two new Pop Secret popcorn flavors. (The total recall expense was $9 million, with the other portion reflected as a reduction of sales.)

Selling, general and administrative expense (SG&A) as a percent of sales in the quarter increased slightly from 23.5 percent last year to 23.6 percent this year. SG&A expense for the quarter totaled $611 million, up $20 million versus a year ago. Last year’s SG&A included $15 million of merger-related costs associated with the integration of Pillsbury (consulting, system conversions, relocation, training and communications). Excluding these costs, this year’s first quarter SG&A expense is $35 million higher than last year. The primary factor for this increase is higher corporate unallocated expense. This increase includes $5 million of expense associated with termination benefits for 135 employees for changes we have made in various administrative organizations to capture productivity savings.

First-quarter results for fiscal 2005 included restructuring and other exit costs, described in Note Two above. In the first quarter of fiscal 2005, we recorded restructuring and other exit costs of $40 million, consisting of $38 million of charges associated with first-quarter supply chain initiatives and $2 million of charges associated with restructuring actions previously announced. These initiatives are expected to contribute future productivity savings as we increase asset utilization and reduce manufacturing and sourcing costs.

Reported net earnings were $183 million in the first quarter of fiscal 2005 as compared to $227 million last year, primarily due to the increases in commodity and other input costs, and costs related to the restructuring actions taken during the quarter. Diluted shares outstanding increased from 382 million last year to 387 million shares, primarily reflecting shares issued for stock option exercises. Basic earnings per share of 48 cents for the first quarter ended August 29, 2004, were down 21 percent from 61 cents a year earlier. Diluted earnings per share of 47 cents for the first quarter of fiscal 2005 were down 20 percent from the 59 cents per share earned in the same period last year.

U.S. Retail Segment Results

Net sales for General Mills’ domestic retail operations grew 2 percent to $1.76 billion for the first quarter, as 4 percent unit volume growth and modest contributions from pricing and mix (1 point) were partially offset by higher promotional expense (-3 points) in the period. This promotional spending included introductory support for 92 new items as well as increased expense to maintain previously committed merchandising programs following recent list price increases. Operating profits declined to $354 million, reflecting higher commodity costs and promotional spending, plus $9 million pretax expense associated with the voluntary recall of two Pop Secret popcorn flavors introduced in May.

U. S. Retail Unit Volume Growth – Fiscal 2005 vs. 2004

1st Quarter
Snacks	– 1%
Meals	Flat
Big G Cereals	+ 3
Yoplait	+ 8
Pillsbury USA	+ 11
Baking Products	+ 13

Total U.S. Retail	+ 4%

Pillsbury USA unit volume grew 11 percent led by Totino’s pizza and hot snacks, and Pillsbury refrigerated cookies and biscuits. Big G cereal volume rose 3 percent, including the introduction of reduced-sugar versions of Cinnamon Toast Crunch, Trix and Cocoa Puffs, and growth on established brands such as Honey Nut Cheerios and Cinnamon Toast Crunch. Baking Products volume was up 13 percent, helped by increased merchandising in supercenter and club channels and contributions from new products. Yoplait yogurt volume grew 8 percent behind strength in the Go-Gurt line and performance from our Light and Whips! varieties. Meals volume was flat compared to 7 percent growth last year, with gains in dinners and side dishes offset by declines in Green Giant vegetables. Snacks unit volume fell 1 percent, compared to 8 percent growth in last year’s first quarter.

Consumer purchases of the Company’s products also grew in the quarter, as composite retail sales for major product lines were up 2 percent.

General Mills Retail Dollar Sales Growth – Fiscal 2005 vs. 2004

1st Quarter

Composite Retail Sales	+ 2%

Major Product Lines
Frozen Pizza & Hot Snacks	+ 17%
Ready-to-serve Soup	+ 14
Dessert Mixes	+ 12
Microwave Popcorn	+ 9
Refrigerated Yogurt	+ 9
Refrigerated Dough	+ 4
Dry Dinners	Flat
Ready-to-eat Cereals	– 1
Grain Snacks	– 4
Fruit Snacks	– 8
Source: ACNielsen plus Wal-Mart Projections

Bakeries and Foodservice Segment Results

First quarter net sales for the Company’s Bakeries and Foodservice segment fell 2 percent to $421 million. Unit volume declined 5 percent. That was partially offset by pricing, mix and trade spending efficiency. Volumes in convenience stores and vending channels grew by 33 percent, but unit volumes declined 11 percent in bakery channels, and shipments to restaurants and foodservice distributors were down 7 percent. Operating profits totaled $23 million, down from $29 million in last year’s first quarter due to lower volumes and higher supply chain costs.

Bakeries & Foodservice Unit Volume Growth – Fiscal 2005 vs. 2004

1st Quarter
C-Stores/Vending	+ 33%
Restaurants/Distributors	– 7
Bakery Channels	– 11

Total Bakeries & Foodservice	– 5%

International Segment Results

Net sales for General Mills’ consolidated international businesses grew 10 percent in the first quarter to $404 million. First-quarter unit volume increased 3 percent, with gains in Canada, Asia and Latin America more than offsetting a slight decline in Europe. Foreign exchange added 4 points of sales growth. Operating profits grew to $36 million in fiscal 2005, up from $24 million last year. About half of this profit growth is because recognized marketing expense is lower year-over-year in this period.

International Unit Volume Growth – Fiscal 2005 vs. 2004

1st Quarter
Canada	+ 4%
Europe	– 1
Asia/Pacific	+ 3
Latin America	+ 11

Consolidated International Businesses	+ 3%

Joint Venture Summary

Earnings after tax from joint ventures totaled $26 million in the first quarter, compared to $20 million a year earlier. Profits for our Cereal Partners Worldwide (CPW) joint venture with Nestlé and our Snack Ventures Europe (SVE) joint venture with PepsiCo together totaled $20 million, up 33 percent from the first quarter a year ago. That growth was driven by an 8 percent volume gain for CPW. SVE volume fell by 2 percent, compared to a 13 percent gain in last year’s first quarter. Unit volumes for the Häagen-Dazs joint ventures in Asia grew by 5 percent. 8th Continent, the Company’s joint venture with Dupont, achieved more than 50 percent volume growth and a 4 point increase in dollar share of the refrigerated soymilk category.

Corporate Items

Unallocated Corporate Items totaled $20 million for the quarter compared to last year’s income of $1 million. Last year’s expense included $15 million of merger-related costs associated with the integration of Pillsbury. The remaining change is primarily the result of variances in actual selling and administrative expenses incurred versus amounts allocated to the operating segments. We allocate selling and administrative expenses to the operating segments on the basis of estimated costs established at the beginning of the year. Actual cost variances from that allocation are retained in Unallocated Corporate Items.

Interest expense for the quarter totaled $113 million, 16 percent below last year’s first quarter due to lower debt levels. The effective tax rate for the first quarter was 34.6 percent.

FINANCIAL CONDITION

During the first quarter of fiscal 2005, operating activities provided cash of $39 million. This compares to a use of cash by operations in the first quarter of fiscal 2004 of $69 million. This $108 million improvement was due primarily to a reduction in the use of working capital year over year of $177 million. This more than offset a reduction in earnings before depreciation, amortization, deferred income taxes and restructuring and other exit costs of $54 million. In both years, receivables and inventories increased in the first three months of the year reflecting a normal seasonal increase.

During the first quarter of fiscal 2005, investments for land, buildings and equipment and intangibles totaled $69 million. The Company expects to spend approximately $450-500 million for capital projects in fiscal 2005, primarily for fixed assets to support further growth and increase supply chain productivity.

As of August 29, 2004, our total debt (notes payable and total long-term debt) was $8.1 billion compared to $8.2 billion at fiscal 2004 year-end. In considering our debt structure, we also use a measurement of “adjusted debt plus minority interests,” which is made up of total debt plus minority interests plus the debt equivalent of leases less certain cash and cash equivalents and marketable investments, at cost. As of August 29, 2004, we had adjusted debt plus minority interests of nearly $8.7 billion, compared to $9.3 billion last year. The amount is up from $8.4 billion at our fiscal 2004 year-end due primarily to seasonal working capital requirements. Approximately 82 percent of this amount was long term, 9 percent was short term (excluding the impact of reclassification from our long-term credit facility), and the balance was leases and tax-benefit leases.

On June 23, 2004, we filed a Universal Shelf Registration Statement (the shelf) with the Securities and Exchange Commission covering the potential sale of up to $5.943 billion of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts, purchase units and units (all described in the shelf). In addition, the shelf covers resales of an aggregate of 49,907,680 shares of our common stock owned by an affiliate of Diageo plc. The shelf became effective on September 20, 2004. We have agreed with Diageo not to use the shelf for the sale of our common stock for our account until Diageo has sold 49,907,680 shares.

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Canada, as well as in Europe. Our commercial paper borrowings are supported by $1.85 billion in fee-paid committed credit lines, consisting of a $1.1 billion multi-year facility expiring in January 2006, and a $750 million facility expiring in January 2009. As of August 29, 2004, the Company had no outstanding borrowings under these facilities.

We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs.

There were no material changes outside the ordinary course of our business in our contractual obligations during the first 13 weeks of fiscal 2005.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note One to the Consolidated Financial Statements included in our Form 10-K for the year ended May 30, 2004. The accounting policies used in preparing our interim fiscal 2005 consolidated condensed financial statements are the same as those described in our Form 10-K.

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

Pension Accounting

The accounting for pension and other postretirement liabilities requires the estimation of several critical factors. The assumptions used in the determination of those liabilities are described in our Form 10-K for the year ended May 30, 2004.

TENTATIVE ACCOUNTING PRONOUNCEMENT

The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board has been considering Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” It has been reported that the EITF reached a conclusion on this issue at its September 29-30, 2004 meeting, but the details of this conclusion have not yet been published. If the final published conclusion is consistent with the EITF’s draft abstract issued on July 19, 2004, then our diluted shares outstanding could be increased by up to 29 million shares to give effect to the contingent issuance of shares under our zero coupon convertible debentures issued in October 2002. Also, the net earnings used for earnings per share calculations could be adjusted, using the if-converted method, and our diluted shares outstanding and earnings per share calculations could be restated to present comparable information for fiscal 2003, 2004 and 2005, beginning with our third quarter of fiscal 2005.

If the EITF’s final conclusion is consistent with the July 19, 2004 draft abstract, then the effect of these adjustments would be to reduce first quarter earnings per share by approximately $0.03 for fiscal 2004 and $0.02 for fiscal 2005, and to reduce annual earnings per share by approximately $0.08 for fiscal 2003 and $0.15 for fiscal 2004.

When we issued these convertible debentures, we simultaneously purchased call options on 29 million shares to directly offset the shares that are contingently issuable under the debentures. Under current accounting principles, the offsetting effect of these call options cannot be considered when determining the dilutive effect of the contingently issuable shares.

We can call these debentures as early as October 2005, and we have the option to pay the repurchase price in cash or in stock. Accordingly, the dilutive effect on earnings per share, if required, also could be affected by our ability to repurchase the debentures in fiscal 2006.

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

The Company’s future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions and promotional activities of our competitors; actions of competitors other than as described above; economic conditions, including changes in inflation rates, interest rates or tax rates; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in laws and regulations, including changes in accounting standards; changes in customer demand for our products; effectiveness of advertising, marketing and promotional programs; changes in consumer behavior, trends and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging and energy; benefit plan expenses due to changes in plan asset values and/or discount rates used to determine plan liabilities; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s market risk during the thirteen weeks ended August 29, 2004. For additional information, see “Market Risk Management” on page 19 of the Company’s fiscal 2004 Form 10-K.

Item 4.   Controls and Procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 29, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal first quarter ended August 29, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three fiscal months ended August 29, 2004.

Period	Total Number Of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program

May 31, 2004 – July 4, 2004	53,048	46.38	—	—

July 5, 2004 – Aug. 1, 2004	116,103	45.77	—	—

Aug. 2, 2004 – Aug. 29, 2004	19,417	46.08	—	—

Total	188,568	45.98	—	—

(a)	The total number of shares purchased includes: (i) 94,500 shares purchased from the ESOP fund of the Company 401(k) savings plan, (ii) 75,000 shares purchased by the trust for the Company 401(k) savings plan, and (iii) 19,068 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit 11	Statement of Computation of Earnings per Share.

Exhibit 12	Statement of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC. (Registrant)
Date October 4, 2004	/s/ S. S. Marshall S. S. Marshall Senior Vice President, General Counsel
Date October 4, 2004	/s/ K. L. Thome K. L. Thome Senior Vice President, Financial Operations