Form 10-Q
period 2004-11-28
GENERAL MILLS INC
filed 2005-01-06
CIK 40704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 28, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number:   1-1185

GENERAL MILLS, INC. (Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Number One General Mills Boulevard
Minneapolis, MN	55426
(Mail: P.O. Box 1113)	(Mail: 55440)
(Address of principal executive offices)	(Zip Code)

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

As of December 16, 2004, General Mills had 365,079,350 shares of its $.10 par value common stock outstanding (excluding 137,227,314 shares held in treasury).

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Nov. 28, 2004	Nov. 23, 2003	Nov. 28, 2004	Nov. 23, 2003
Net Sales	$3,168	$3,060	$5,753	$5,578

Costs and Expenses:
Cost of sales	1,889	1,797	3,470	3,271
Selling, general and administrative	637	677	1,248	1,268
Interest, net	125	127	238	261
Restructuring and other exit costs	3	9	43	9

Total Costs and Expenses	2,654	2,610	4,999	4,809

Earnings before Income Taxes and
Earnings from Joint Ventures	514	450	754	769

Income Taxes	171	158	254	270

Earnings from Joint Ventures	24	16	50	36

Net Earnings	$367	$308	$550	$535

Earnings per Share – Basic	$.99	$.82	$1.47	$1.44

Average Number of Common Shares	370	374	375	373

Earnings per Share – Diluted	$.97	$.81	$1.44	$1.40

Average Number of Common Shares –
Assuming Dilution	377	383	382	383

Dividends per Share	$.310	$.275	$.620	$.550

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited) (In Millions)

	November 28, 2004	November 23, 2003	May 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$561	$695	$751
Receivables	1,146	1,196	1,010
Inventories:
Valued primarily at FIFO	328	286	298
Valued at LIFO (FIFO value exceeds LIFO by
$51, $29 and $41, respectively)	905	1,035	765
Prepaid expenses and other current assets	180	177	222
Deferred income taxes	187	209	169

Total Current Assets	3,307	3,598	3,215

Land, Buildings and Equipment, at Cost	5,426	5,088	5,319
Less accumulated depreciation	(2,371)	(2,075)	(2,208)

Net Land, Buildings and Equipment	3,055	3,013	3,111
Goodwill	6,725	6,671	6,684
Other Intangible Assets	3,637	3,619	3,641
Other Assets	1,925	1,878	1,797

Total Assets	$18,649	$18,779	$18,448

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,132	$1,260	$1,110
Current portion of long-term debt	19	246	233
Notes payable	347	956	583
Other current liabilities	857	673	831

Total Current Liabilities	2,355	3,135	2,757
Long-term Debt	7,429	7,817	7,410
Deferred Income Taxes	1,814	1,711	1,773
Other Liabilities	933	1,075	961

Total Liabilities	12,531	13,738	12,901

Minority Interests	1,135	298	299

Stockholders’ Equity:
Cumulative preference stock, none issued	—	—	—
Common stock, 502 shares issued	5,663	5,702	5,680
Retained earnings	4,041	3,409	3,722
Less common stock in treasury, at cost, shares
of 138, 128 and 123, respectively	(4,623)	(4,077)	(3,921)
Unearned compensation	(87)	(48)	(89)
Accumulated other comprehensive loss	(11)	(243)	(144)

Total Stockholders’ Equity	4,983	4,743	5,248

Total Liabilities and Equity	$18,649	$18,779	$18,448

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Twenty-six Weeks Ended
	November 28, 2004	November 23, 2003
Cash Flows – Operating Activities:
Net earnings	$550	$535
Adjustments to reconcile net earnings to cash flow:
Depreciation and amortization	221	189
Deferred income taxes	12	46
Changes in current assets and liabilities
excluding effects of businesses acquired	(271)	(550)
Tax benefit on exercised options	17	30
Pension and other postretirement activity	(52)	(18)
Restructuring and other exit costs	43	9
Other, net	3	9

Net Cash Provided by Operating Activities	523	250

Cash Flows – Investment Activities:
Purchases of land, buildings and equipment	(149)	(272)
Investments in businesses, intangibles and affiliates,
net of investment returns and dividends	8	(24)
Purchases of marketable investments	(1)	(4)
Proceeds from sale of marketable investments	25	40
Proceeds from disposal of land, buildings & equipment	10	21
Other, net	(6)	(11)

Net Cash Used by Investment Activities	(113)	(250)

Cash Flows – Financing Activities:
Change in notes payable	(257)	(293)
Issuance of long-term debt	1	576
Payment of long-term debt	(221)	(157)
Proceeds from minority investors	835	—
Common stock issued	44	78
Purchases of common stock for treasury	(759)	(5)
Dividends paid	(231)	(205)
Other, net	(12)	(2)

Net Cash Used by Financing Activities	(600)	(8)

Decrease in Cash and Cash Equivalents	$(190)	$(8)

Cash Flows from Changes in Current Assets and
Liabilities, Excluding Effects of Businesses Acquired:
Receivables	(136)	(199)
Inventories	(150)	(230)
Prepaid expenses and other current assets	41	8
Accounts payable	(17)	(17)
Other current liabilities	(9)	(112)

Changes in Current Assets and Liabilities	$(271)	$(550)

See accompanying notes to consolidated condensed financial statements.

GENERAL MILLS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)   Background

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the twenty-six weeks ended November 28, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2005.

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

	13 Weeks Ended		26 Weeks Ended
In Millions, except per share data	Nov. 28, 2004	Nov. 23, 2003	Nov. 28, 2004	Nov. 23, 2003
Net earnings, as reported	$367	$308	$550	$535

Add: Stock-based employee compensation
expense included in reported net
earnings, net of related tax effects	5	4	10	7

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(14)	(15)	(28)	(29)

Pro forma net earnings	$358	$297	$532	$513

Earnings per share:
Basic – as reported	$.99	$.82	$1.47	$1.44
Basic – pro forma	$.97	$.79	$1.42	$1.38

Diluted – as reported	$.97	$.81	$1.44	$1.40
Diluted – pro forma	$.95	$.78	$1.39	$1.34

The weighted average fair values at grant date of the options granted were estimated as $7.62 and $8.93, in the second quarter and first half fiscal 2005, and the second quarter and first half fiscal 2004, respectively, using the Black-Scholes option-pricing model.

(2)   Restructuring and Other Exit Costs

In the second quarter of fiscal 2005, we recorded $3 million of restructuring and other exit costs associated with previously announced restructuring actions.

In the second quarter of fiscal 2004, we recorded restructuring and other exit costs of $9 million, primarily related to plant closures in the Netherlands and Atwater, California. Approximately $6 million was related to a severance charge for 142 employees being terminated as a result of the plant closure in the Netherlands. Approximately $3 million was for the closure of our tomato canning facility in Atwater, California. This charge included severance costs of less than $1 million for 47 employees.

In the first twenty-six weeks of fiscal 2005, we recorded restructuring and other exit costs of $43 million, consisting of $38 million of charges associated with first-half supply chain initiatives and $5 million of charges associated with previously announced restructuring actions. The first-half initiatives were undertaken to further increase asset utilization and reduce manufacturing and sourcing costs, resulting in decisions regarding plant closures and production realignment. The charges included severance and curtailment costs of approximately $13 million for 323 employees being terminated and asset write-off costs of approximately $21 million. The supply chain actions included decisions to: close our flour milling plant in Vallejo, California, affecting 43 employees; close our par-baked bread plant in Medley, Florida, affecting 42 employees; relocate bread production from our Swedesboro, New Jersey plant, affecting 110 employees; relocate a portion of our cereal production from Cincinnati, Ohio, affecting 45 employees; and close our snacks foods plant in Iowa City, Iowa, affecting 83 employees.

Additional restructuring charges related to the fiscal 2005 supply chain initiatives of approximately $5 million are expected to be recognized over the remainder of fiscal 2005.

These fiscal 2005 supply chain actions are also resulting in certain associated expenses, primarily adjustments to the depreciable life of the assets necessary to reflect the shortened asset lives which now coincide with the final production dates at the Cincinnati and Iowa City plants. These associated expenses are being recorded as cost of sales. The fiscal 2005 expense recorded in cost of sales was $8 million and $13 million in the second quarter and first half, respectively. We expect to record an additional $11 million of expense in cost of sales, primarily accelerated depreciation expense, during the next three quarters associated with the anticipated production schedules of these two plants.

In the first half of fiscal 2004, we recorded $9 million of restructuring and other exit costs primarily related to plant closures in the Netherlands and Atwater, California, as described above.

(3)   Minority Interests

In April 2002, the Company and certain of its wholly owned subsidiaries contributed assets with an aggregate fair market value of approximately $4 billion to another wholly owned subsidiary, General Mills Cereals, LLC (GMC), a limited liability company. GMC is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities, businesses and operations. The contributed assets consist primarily of manufacturing assets and intellectual property associated with the production and retail sale of Big G ready-to-eat cereals, Progresso soups and Old El Paso products. In exchange for the contribution of these assets, GMC issued the managing membership interest and preferred membership interests to wholly owned subsidiaries of the Company. The managing member directs the business activities and operations of GMC and has fiduciary responsibilities to GMC and its members. Other than rights to vote on certain matters, holders of the preferred membership interests have no right to direct the management of GMC.

In May 2002, a wholly owned subsidiary of the Company sold 150,000 Class A preferred membership interests in GMC to an unrelated third-party investor in exchange for $150 million. On October 8, 2004, another wholly owned subsidiary of the Company sold 835,000 Series B-1 preferred membership interests in GMC in exchange for $835 million. In connection with the sale of the Series B-1 interests, GMC and its existing members entered into a Third Amended and Restated Limited Liability Company Agreement of GMC (the “LLC Agreement”), setting forth, among other things, the terms of the Series B-1 and Class A interests held by the third-party investors and the rights of those investors. Currently, all interests in GMC, other than the 835,000 Series B-1 interests and 150,000 Class A interests, but including all managing member interests, are held by wholly owned subsidiaries of the Company.

The Class A interests receive quarterly preferred distributions at a floating rate equal to (i) the sum of three-month LIBOR plus 90 basis points, divided by (ii) 0.965. The LLC Agreement requires that the rate of the distributions on the Class A interests be adjusted by agreement between the third-party investor holding the Class A interests and GMC every five years, beginning in June 2007. If GMC and the investor fail to mutually agree on a new rate of preferred distributions, GMC must remarket the Class A interests to set a new distribution rate. Upon a failed remarketing, the rate over LIBOR will be increased by 75 basis points until the next scheduled remarketing date. GMC, through its managing member, may elect to repurchase all of the Class A interests at any time for an amount equal to the holder’s capital account, plus any applicable make-whole amount. Under certain circumstances, GMC also may be required to be dissolved and liquidated, including, without limitation, the bankruptcy of GMC or its subsidiaries, failure to deliver the preferred distributions, failure to comply with portfolio requirements, breaches of certain covenants, lowering of the Company’s senior debt rating below either Baa3 by Moody’s or BBB by Standard & Poor’s and a failed attempt to remarket the Class A interests as a result of a breach of GMC’s obligations to assist in such remarketing. In the event of a liquidation of GMC, each member of GMC would receive the amount of their then capital account balance. The managing member may avoid liquidation in most circumstances by exercising an option to purchase the Class A interests. An election to purchase the preferred membership interests could impact the Company’s liquidity by requiring the Company to refinance the purchase price.

The Series B-1 interests are entitled to receive quarterly preferred distributions at a fixed rate of 4.5% per year, which is scheduled to be reset to a new fixed rate through a remarketing in October 2007. Beginning in October 2007, the managing member of GMC may elect to repurchase the Series B-1 interests for an amount equal to the Investor’s then capital account balance plus any applicable make-whole amount. GMC is not required to purchase the Series B-1 interests.

Upon the occurrence of certain exchange events (as described below), the Series B-1 interests will be exchanged for shares of perpetual preferred stock of the Company. An exchange will occur upon the senior unsecured debt rating of the Company falling below either Ba3 as rated by Moody’s Investors Service, Inc. or BB- as rated by Standard & Poor’s or Fitch, Inc., a bankruptcy or liquidation of the Company, a default on any senior indebtedness of the Company resulting in an acceleration of indebtedness having an outstanding principal balance in excess of $50 million, the Company failing to pay a dividend on its common stock in any fiscal quarter, or certain liquidating events under the LLC Agreement.

If GMC fails to make a required distribution to the holders of Series B-1 interests when due, the Company will be restricted from paying any dividend (other than dividends in the form of shares of common stock) or other distributions on shares of its common or preferred stock, and may not repurchase or redeem shares of its common or preferred stock, until all such accrued and undistributed distributions are paid to the holders of the Series B-1 interests. If the required distributions on the Series B-1 interests remain undistributed for six quarterly distribution periods, the managing member will form a nine-member board of directors to manage GMC. Under these circumstances, the holder of the Series B-1 interests will have the right to appoint one director. Upon the payment of the required distributions, the GMC board of directors will be dissolved.

For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of GMC are included in the Company’s consolidated financial statements. The third-party investors’ Class A and Series B-1 interests in GMC are reflected as minority interests on the consolidated balance sheet of the Company, and the return to the third party investors is reflected as interest expense in the consolidated statements of earnings.

(4)   Stockholders’ Equity

In October 2004, we purchased approximately 17 million shares of our common stock from Diageo plc for $750 million, or $45.20 per share. This share repurchase was made in conjunction with Diageo’s sale of approximately 33 million additional shares of General Mills common stock in an underwritten public offering. Following these transactions, Diageo and its affiliates held approximately 29 million shares of General Mills common stock.

Concurrently in October 2004, Lehman Brothers Holdings Inc. issued $750 million of notes, which are mandatorily exchangeable for shares of General Mills common stock. In connection with the issuance of those notes, an affiliate of Lehman Brothers entered into a forward purchase contract with General Mills, under which we are obligated to deliver to such affiliate between approximately 14 million and 17 million shares of General Mills common stock, subject to adjustment under certain circumstances. These shares will generally be deliverable by us in October 2007, in exchange for $750 million in cash or, in certain circumstances, securities of an affiliate of Lehman Brothers. We recorded a $43 million fee for this forward purchase contract as an adjustment to stockholders’ equity.

The following table summarizes total comprehensive income for the periods presented (in millions):

	Thirteen Weeks Ended November 28, 2004			Thirteen Weeks Ended November 23, 2003
	Pretax	Tax	Net	Pretax	Tax	Net
Net Earnings			$367			$308

Other Comprehensive Income
(Loss):

Foreign currency
translation adjustments	$104	$—	$104	$55	$—	$55

Other Fair Value Changes:
Securities	—	—	—	—	—	—
Hedge derivatives	(4)	2	(2)	(10)	4	(6)

Reclassification to earnings:
Securities	—	—	—	—	—	—
Hedge derivatives	33	(13)	20	44	(16)	28

	$133	$(11)	$122	$89	$(12)	$77

Comprehensive Income			$489			$385

	Twenty-six Weeks Ended November 28, 2004			Twenty-six Weeks Ended November 23, 2003
Net Earnings			$550			$535

Other Comprehensive Income
(Loss):

Foreign currency
translation adjustments	$113	$—	$113	$42	$—	$42

Other Fair Value Changes:
Securities	—	—	—	6	(2)	4
Hedge derivatives	(32)	12	(20)	(5)	2	(3)

Reclassification to earnings:
Securities	—	—	—	(9)	4	(5)
Hedge derivatives	64	(24)	40	97	(36)	61

	$145	$(12)	$133	$131	$(32)	$99

Comprehensive Income			$683			$634

Accumulated other comprehensive income (loss) balances were as follows (in millions):

	Nov. 28, 2004	Nov. 23, 2003	May 30, 2004
Foreign currency
translation adjustments	$173	$27	$60
Unrealized gain (loss) from:
Securities	1	10	1
Hedge derivatives	(155)	(218)	(175)
Pension plan minimum liability	(30)	(62)	(30)

Accumulated other comprehensive loss	$(11)	$(243)	$(144)

The changes in other comprehensive income are primarily non-cash items.

(5)   Statements of Cash Flows

During the first twenty-six weeks of fiscal 2005, we made interest payments of $224 million, versus $275 million last year. In the first twenty-six weeks of fiscal 2005, we made tax payments of $151 million, versus $165 million last year.

(6)   Retirement and Other Postretirement Benefit Plans

We sponsor defined-benefit plans covering most employees and provide health-care benefits to a majority of our retirees. These plans are described in Note Fourteen — Retirement and Other Postretirement Benefit Plans of our Annual Report on Form 10-K for fiscal 2004.

Components of net benefit (income) or expense for each fiscal period are as follows:

	Pension Plans		Postretirement Benefit Plans
	13 Weeks Ended		13 Weeks Ended
In Millions	Nov. 28, 2004	Nov. 23, 2003	Nov. 28, 2004	Nov. 23, 2003
Service cost	$15	$18	$4	$4
Interest cost	41	40	13	12
Expected return on plan assets	(75)	(75)	(5)	(6)
Amortization of losses	2	4	3	3
Amortization of prior service
costs (credits)	2	1	(1)	—
Settlement or curtailment losses	—	—	—	—

Net (income) expense	$(15)	$(12)	$14	$13

	Pension Plans		Postretirement Benefit Plans
	26 Weeks Ended		26 Weeks Ended
In Millions	Nov. 28, 2004	Nov. 23, 2003	Nov. 28, 2004	Nov. 23, 2003
Service cost	$30	$35	$8	$8
Interest cost	83	80	26	24
Expected return on plan assets	(150)	(150)	(11)	(11)
Amortization of losses	5	9	7	6
Amortization of prior service
costs (credits)	3	2	(1)	(1)
Settlement or curtailment losses	2	—	2	—

Net (income) expense	$(27)	$(24)	$31	$26

(7)   Income Taxes

The effective income tax rate for the second quarter of fiscal 2005 was 33.3% as compared to 35.1% in the second quarter of fiscal 2004. The lower rate was driven by a $9 million reduction in taxes due primarily to the resolution of certain tax issues for which liabilities had previously been established.

We have capital loss carryforwards of approximately $1.1 billion, expiring in fiscal 2007 through 2010, including the net capital losses incurred as a result of the transactions described in Note Three – Minority Interests.

In October 2004 the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a one year reduced tax rate on repatriation of foreign earnings and a phased-in tax deduction provided for qualifying domestic production activities. We are currently evaluating the impact of the Act. However without additional clarifying regulations from the government, we are neither able to complete the evaluation nor determine any potential income tax effects.

(8)   Operating Segments

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

Management reviews operating results to evaluate segment performance. Operating profit for the reportable segments excludes general corporate expenses, restructuring and other exit costs, merger-related costs, interest expense, and income taxes, as they are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by the Company’s management. Under our supply chain organization, our manufacturing, warehouse, distribution and sales activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures, and depreciation and amortization expenses are neither maintained nor available by operating segments.

The measurement of operating segment results is consistent with the presentation of the Consolidated Statements of Earnings. Intercompany transactions between reportable operating segments were not material in the periods presented.

Operating Segments
(In Millions)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Nov. 28, 2004	Nov. 23, 2003	Nov. 28, 2004	Nov. 23, 2003
Net Sales:
U.S. Retail	$2,276	$2,203	$4,036	$3,926
Bakeries and Foodservice	456	471	877	899
International	436	386	840	753

Total	$3,168	$3,060	$5,753	$5,578

Operating Profit:
U.S. Retail	$567	$541	$921	$940
Bakeries and Foodservice	46	52	69	81
International	49	30	85	54

Total	662	623	1,075	1,075
Unallocated corporate items	(20)	(37)	(40)	(36)
Restructuring and other exit costs	(3)	(9)	(43)	(9)
Interest, net	(125)	(127)	(238)	(261)

Earnings before income taxes and
earnings from joint ventures	514	450	754	769
Income Taxes	(171)	(158)	(254)	(270)
Earnings from Joint Ventures	24	16	50	36

Net Earnings	$367	$308	$550	$535

(9)   New Accounting Standards

The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) has published Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8). EITF 04-8 will be effective for General Mills in the third quarter of fiscal 2005. The adoption of EITF 04-8 will increase our diluted shares outstanding by 29 million shares to give effect to the contingent issuance of shares under our zero coupon convertible debentures issued in October 2002. Also, the net earnings used for earnings per share calculations will be adjusted, using the if-converted method. Restatement of previously issued financial statements is required, accordingly our diluted shares outstanding and earnings per share calculations for fiscal 2003, 2004 and 2005 will be restated to present comparable information.

If EITF 04-8 had been effective in our current quarter, the effect of these adjustments would be to reduce second quarter diluted earnings per share by approximately $0.05 for fiscal 2004 and 2005, to reduce first half diluted earnings per share by approximately $0.08 for fiscal 2004 and 2005, and to reduce annual diluted earnings per share by approximately $0.08 for fiscal 2003 and $0.15 for fiscal 2004.

When we issued these convertible debentures, we simultaneously purchased call options to purchase 29 million shares to directly offset the shares that are contingently issuable under the debentures. Under current accounting principles, the offsetting effect of these call options cannot be considered when determining the dilutive effect of the contingently issuable shares.

We can call these debentures as early as October 2005, and we have the option to pay the repurchase price in cash or in stock. Accordingly, the dilutive effect on earnings per share also could be affected by our ability to repurchase the debentures in fiscal 2006.

In addition, the FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004. It will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for us in the second quarter of fiscal 2006. An illustration of the impact on the Company using a Black-Scholes methodology is presented in the “Stock-based Compensation Expense for Stock Options” section of Note One. The Company has not yet determined whether it will use Black-Scholes in its final adoption of SFAS 123(R).

(10)   Subsequent Event

On December 13, 2004, General Mills and PepsiCo announced that they had signed a definitive agreement directing their Snack Ventures Europe (SVE) joint venture to redeem General Mills’ 40.5 percent ownership interest for $750 million. The redemption will end the Snack Ventures Europe joint venture. The transaction, which will result in a one-time gain, is expected to be completed in early calendar 2005. We intend to use the after-tax proceeds from this transaction to reduce debt.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended May 30, 2004, for important background regarding, among other things, our key business drivers.

RESULTS OF OPERATIONS

Thirteen-Week Results

Net sales for the thirteen weeks ended November 28, 2004 grew 4 percent to $3.17 billion. As noted in the table below, unit volume contributed 1 point, favorable pricing and product mix provided 4 points of benefit, and foreign exchange added 1 point. Higher promotional spending in the period, primarily in our U.S. Retail segment, subtracted 2 points.

Components of Net Sales Growth – Fiscal 2005 vs. 2004

	2nd Quarter	26 Weeks
Unit Volume Growth	+ 1 pt	+ 2 pts
Price/Product Mix	+ 4 pts	+ 3 pts
Foreign Exchange	+ 1 pt	+ 1 pt
Trade and Coupon Promotion Expense	– 2 pts	– 3 pts

Net Sales Growth	+ 4 pts	+ 3 pts

Cost of sales was up $92 million in the quarter versus last year. Cost of sales as a percent of sales increased from 58.7 percent to 59.6 percent. This primarily reflects increased raw material and energy costs. A smaller factor was the $8 million of accelerated depreciation expense associated with our restructuring actions (described in Note Two above).

Selling, general and administrative expense (SG&A) as a percent of sales in the quarter decreased from 22.1 percent last year to 20.1 percent this year. SG&A expense for the quarter totaled $637 million, down $40 million versus a year ago. Last year’s second quarter SG&A included $19 million of merger-related costs associated with the integration of Pillsbury (consulting, system conversions, relocation, training and communications). Excluding these costs, this year’s second quarter SG&A expense is $21 million lower than last year. The primary factor for this decrease is lower media expense for the period.

Second-quarter results for fiscal 2005 included restructuring and other exit costs, described in Note Two above. In the second quarter of fiscal 2005, we recorded restructuring and other exit costs of $3 million associated with restructuring actions previously announced. These initiatives are expected to contribute future productivity savings as we increase asset utilization and reduce manufacturing and sourcing costs.

Interest expense for the quarter totaled $125 million, slightly lower than last year’s second quarter amount of $127 million, due to lower debt levels. The effective tax rate was 33 percent for the second quarter compared to 35 percent in the second quarter of fiscal 2004. The lower rate was driven by a $9 million reduction in taxes due primarily to the resolution of certain tax issues for which liabilities had previously been established.

Reported net earnings were $367 million in the second quarter of fiscal 2005 as compared to $308 million last year. During the quarter, we repurchased approximately 17 million shares of General Mills stock from Diageo plc. As a result, average diluted shares outstanding for the period were 377 million compared to 383 million shares last year. Basic earnings per share of 99 cents for the second quarter ended November 28, 2004, were up 21 percent from 82 cents a year earlier. Diluted earnings per share of 97 cents for the second quarter of fiscal 2005 were up 20 percent from the 81 cents per share earned in the same period last year.

Twenty-six Week Results

Net sales for the twenty-six weeks ended November 28, 2004 grew 3 percent to $5.75 billion. As noted in the table above, unit volume contributed 2 points, favorable pricing and product mix provided 3 points of benefit, and foreign exchange added 1 point. Higher promotional spending in the period, primarily in our U.S. Retail segment, subtracted 3 points.

Cost of sales was up $199 million in the first-half versus last year. Cost of sales as a percent of sales increased from 58.6 percent to 60.3 percent. This primarily reflects increased raw material and energy costs. Two smaller factors are the $13 million of accelerated depreciation expense associated with our restructuring actions (described in Note Two above), and $5 million of expenses associated with the first-quarter recall of two new Pop Secret popcorn flavors.

Selling, general and administrative expense (SG&A) as a percent of sales in the first-half decreased from 22.7 percent last year to 21.7 percent this year. SG&A expense for the first-half totaled $1,248 million, down $20 million versus a year ago. Last year’s SG&A included $34 million of merger-related costs associated with the integration of Pillsbury. Excluding these costs, this year’s first half SG&A expense is $14 million higher than last year. This increase includes $6 million of expense associated with termination benefits for 135 employees for changes we have made in various administrative organizations to capture productivity savings.

First-half results for fiscal 2005 included restructuring and other exit costs, described in Note Two above. In the first half of fiscal 2005, we recorded restructuring and other exit costs of $43 million associated with restructuring actions previously announced, compared to restructuring and other exit costs of $9 million recorded in the first half of fiscal 2004. These initiatives are expected to contribute future productivity savings as we increase asset utilization and reduce manufacturing and sourcing costs.

Interest expense for the first half totaled $238 million, 9 percent below last year’s first half due to lower debt levels. For the first half, the effective tax rate was 34 percent compared to 35 percent last year as a result of the resolution of certain issues in this year’s second quarter.

Reported net earnings were $550 million in the first half of fiscal 2005 as compared to $535 million last year. Diluted shares outstanding decreased slightly from 383 million last year to 382 million shares. Basic earnings per share of $1.47 for the first half ended November 28, 2004, were up 2 percent from $1.44 a year earlier. Diluted earnings per share of $1.44 for the first half of fiscal 2005 were up 3 percent from the $1.40 per share earned in the same period last year.

U.S. Retail Segment Results

Net sales for General Mills’ domestic retail operations grew 3 percent to $2.28 billion for the second quarter, as 2 percent unit volume growth and positive pricing and mix (4 points) were partially offset by higher promotional expense (-3 points) in the period. This promotional spending included increased expense to maintain previously committed merchandising programs following recent list price increases. Operating profits for the quarter improved 5 percent from $541 million last year to $567 million this year.

U.S. Retail Unit Volume Growth – Fiscal 2005 vs. 2004

	2nd Quarter	26 Weeks
Baking Products	+ 8%	+ 10%
Yoplait	+ 6	+ 7
Pillsbury USA	+ 4	+ 6
Meals	+ 1	+ 1
Big G Cereals	Flat	+ 1
Snacks	– 1	– 1

Total U.S. Retail	+ 2%	+ 3%

Pillsbury USA unit volume was up 4 percent led by refrigerated cookies, frozen baked goods and Totino’s pizza and hot snacks. Baking Products volume increased 8 percent driven by merchandising programs. Volume for Yoplait yogurt was up 6 percent driven by growth in cup yogurt and Go-GURT yogurt-in-a-tube. Meals volume was up with gains on Old El Paso Mexican products, Green Giant frozen vegetables and Betty Crocker dinner mixes. Progresso soup unit volume was flat for the quarter, compared to double-digit volume growth in the period last year when eight Rich and Hearty varieties were being introduced. Big G cereal was flat for the quarter, and Snacks unit volume decreased 1 percent reflecting high levels of competitive new product activity.

Consumer retail purchases of the Company’s products grew 1 percent in the quarter, despite strong year-ago performance when composite retail sales for the Company’s major product lines increased 4 percent.

For the first half, net sales for our U.S. Retail segment grew 3 percent to $4.04 billion, as 3 percent unit volume growth and contributions from pricing and mix (3 points) were partially offset by higher promotional expense (-3 points) in the period. This promotional spending included increased expense to maintain previously committed merchandising programs following recent list price increases as well as introductory support for new items. Operating profits declined from $940 million last year to $921 million for the first half this year, reflecting higher commodity costs and promotional spending. For the first half, consumer retail purchases of the Company’s major product lines were up 2 percent.

General Mills Retail Dollar Sales Growth – Fiscal 2005 vs. 2004

	2nd Quarter	26 Weeks
Composite Retail Sales	+ 1%	+ 2%

Major Product Lines
Dessert Mixes	+ 10%	+ 11%
Frozen Pizza & Hot Snacks	+ 9	+ 13
Refrigerated Dough	+ 6	+ 5
Refrigerated Yogurt	+ 2	+ 6
Ready-to-eat Cereals	– 1	– 1
Dry Dinners	– 2	– 1
Microwave Popcorn	– 4	+ 3
Ready-to-serve Soup	– 5	– 1
Grain Snacks	– 6	– 3
Fruit Snacks	– 6	– 7

Source: ACNielsen plus Wal-Mart Projections

Bakeries and Foodservice Segment Results

Second quarter net sales for the Company’s Bakeries and Foodservice segment fell 3 percent to $456 million. Unit volume declined 7 percent. That was partially offset by pricing, mix and trade spending efficiency. Volumes in convenience stores and vending channels grew by 7 percent. Unit volume in bakery channels was down 5 percent, an improving trend compared to an 11 percent decline in the first quarter. Shipments to restaurants and foodservice operators were down 11 percent. Operating profits for the segment totaled $46 million, down from $52 million in last year’s second quarter due to lower volumes and higher supply chain costs.

First-half net sales for the Company’s Bakeries and Foodservice segment fell 2 percent to $877 million. Unit volume declined 6 percent from last year. That was partially offset by pricing, mix and trade spending efficiency. Volumes in convenience stores and vending channels grew by 18 percent, but unit volumes declined 7 percent in bakery channels, and declined 9 percent for restaurants and foodservice distributors. Operating profits for the segment totaled $69 million, down from $81 million in last year’s first half due to lower volumes and higher supply chain costs.

Bakeries & Foodservice Unit Volume Growth – Fiscal 2005 vs. 2004

	2nd Quarter	26 Weeks
C-Stores/Vending	+ 7%	+ 18%
Restaurants/Distributors	– 11	– 9
Bakery Channels	– 5	– 7

Total Bakeries & Foodservice	– 7%	– 6%

International Segment Results

Net sales for the Company’s consolidated international businesses were up 13 percent in the second quarter to $436 million. Second-quarter unit volume increased 5 percent, with gains in the Asia/Pacific region and Latin America. Favorable currency effects contributed 7 points of sales growth. Operating profits for the quarter grew to $49 million in fiscal 2005, up from $30 million last year.

For the first half, net sales for the Company’s consolidated international businesses grew 12 percent to $840 million. Foreign exchange added 5 points of sales growth. First-half unit volume was up 4 percent, with the strongest gains in Asia/Pacific and Latin America. Operating profits for the first-half grew to $85 million in fiscal 2005, up from $54 million last year.

International Unit Volume Growth – Fiscal 2005 vs. 2004

	2nd Quarter	26 Weeks
Canada	– 1%	+ 1%
Europe	+ 1	Flat
Asia/Pacific	+ 22	+ 12
Latin America	+ 5	+ 8

Consolidated International Businesses	+ 5%	+ 4%

Joint Venture Summary

Earnings after tax from joint ventures totaled $24 million in the second quarter, compared to $16 million a year earlier. Unit volumes for Cereal Partners Worldwide (CPW), our joint venture with Nestlé, and Snack Ventures Europe (SVE), our joint venture with PepsiCo, were up 6 percent and 1 percent, respectively. Unit volume for our Häagen-Dazs ice cream joint ventures fell 8 percent primarily due to bad weather in Japan. 8th Continent, our soy products joint venture with DuPont, posted double-digit unit volume growth as 8th Continent soymilk continues to gain market share.

For the first half, earnings after tax from joint ventures totaled $50 million, compared to $36 million a year earlier. Unit volume for CPW grew 7 percent. SVE unit volume grew by 1 percent. Unit volumes for the Häagen-Dazs joint ventures declined 1 percent. 8th Continent achieved 45 percent volume growth and a 3 point increase in dollar share of the refrigerated soymilk category.

Corporate Items

Unallocated Corporate Items totaled $20 million expense for the quarter compared to last year’s expense of $37 million. Last year’s expense included $19 million of merger-related costs associated with the integration of Pillsbury, largely accounting for the difference.

For the first half, Unallocated Corporate Items totaled $40 million, compared to last year’s expense of $36 million. Last year’s expense included $34 million of merger-related costs associated with the integration of Pillsbury. The remaining change is primarily the result of variances in actual selling and administrative expenses incurred versus amounts allocated to the operating segments.

FINANCIAL CONDITION

During the first half of fiscal 2005, operating activities provided cash of $523 million. This compares to cash provided by operations in the first half of fiscal 2004 of $250 million. This $273 million improvement was due primarily to a reduction in the use of working capital year over year of $279 million.

During the first half of fiscal 2005, investments for land, buildings and equipment and intangibles totaled $153 million. The Company expects to spend approximately $450-500 million for capital projects in fiscal 2005, primarily for fixed assets to support further growth and increase supply chain productivity.

On June 23, 2004, we filed a Universal Shelf Registration Statement with the Securities and Exchange Commission covering the potential sale of up to $5.9 billion of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts, purchase units and units. As of November 28, 2004, approximately $5.2 billion remained available under the shelf registration statement for future issuances.

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Canada, as well as in Europe. Our commercial paper borrowings are supported by $1.85 billion in fee-paid committed credit lines, consisting of a $1.1 billion multi-year facility expiring in January 2006, and a $750 million facility expiring in January 2009. As of November 28, 2004, the Company had no outstanding borrowings under these facilities.

We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs.

There were no material changes outside the ordinary course of our business in our contractual obligations during the first twenty-six weeks of fiscal 2005.

In October 2004, we sold $835 million of Series B-1 preferred membership interests in General Mills Cereals LLC, an existing, consolidated General Mills subsidiary (GMC). These preferred interests are reflected as minority interests on General Mills’ consolidated balance sheets. We used $750 million of the proceeds from the sale of the preferred interests to repurchase approximately 17 million shares of our common stock from Diageo plc. We used the remaining net proceeds to reduce our short-term debt. Our share repurchase was made in conjunction with Diageo’s sale of approximately 33 million additional shares of General Mills common stock in an underwritten public offering completed in October 2004.

The Series B-1 preferred membership interests of GMC described above will initially be entitled to receive preferred distributions at a rate of 4.5% per year. If GMC fails to make the required distributions to the holders of the preferred limited liability company interests when due, we will be restricted from paying any dividends on shares of our common stock until such preferred distributions are made. Upon the occurrence of certain events, including a downgrade in our credit ratings below specified levels, specified defaults on our senior debt or our bankruptcy, the holders of the preferred limited liability company interests will be required to exchange such interests for shares of our preference stock. Following October 8, 2007, we have the right to repurchase the preferred limited liability company interests of GMC and if we do not exercise this right, the interests will be remarketed to establish a new preferred distribution rate.

In a related transaction, Lehman Brothers Holdings Inc. issued $750 million of three-year notes that are mandatorily exchangeable for shares of General Mills common stock in October 2007. In connection with that issuance, General Mills entered into a forward purchase contract with an affiliate of Lehman Brothers Holdings, under which General Mills is obligated to deliver to such affiliate between approximately 14 million and 17 million shares of Common Stock, subject to adjustment under certain circumstances. These shares will generally be deliverable by the Company in October 2007 in exchange for $750 million in cash or, in certain circumstances, securities of an affiliate of Lehman Brothers.

As of November 28, 2004, our total debt (notes payable and total long-term debt) was $7.8 billion compared to $8.2 billion at fiscal 2004 year-end. In considering our debt structure, we also use a measurement of “adjusted debt plus certain minority interests,” which is made up of total debt plus certain minority interests plus the debt equivalent of leases less certain cash and cash equivalents and marketable investments, at cost. We do not include the Series B-1 membership interest in total adjusted debt since those interests are exchangeable for General Mills preferred stock upon certain credit events. As of November 28, 2004, we had adjusted debt plus certain minority interests of $8.3 billion, compared to $9.3 billion as of November 23, 2003. The amount is down slightly from $8.4 billion at our fiscal 2004 year-end. Approximately 84 percent of this amount was long term, 7 percent was short term (excluding the impact of reclassification from our long-term credit facility), and the balance was leases and tax-benefit leases.

SUBSEQUENT EVENT

On December 13, 2004, General Mills and PepsiCo announced that they had signed a definitive agreement directing their Snack Ventures Europe (SVE) joint venture to redeem General Mills’ 40.5 percent ownership interest for $750 million. The redemption will end the Snack Ventures Europe joint venture. The transaction, which will result in a one-time gain, is expected to be completed in early calendar 2005. We intend to use the after-tax proceeds from this transaction to reduce debt.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note One to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 30, 2004. The accounting policies used in preparing our interim fiscal 2005 consolidated condensed financial statements are the same as those described in our Form 10-K.

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

The Company’s future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions and promotional activities of our competitors; actions of competitors other than as described above; economic conditions, including changes in inflation rates, interest rates or tax rates; developments in and the outcome of the pending SEC investigation; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in laws and regulations, including changes in accounting standards and labeling and advertising regulations; changes in customer demand for our products; effectiveness of advertising, marketing and promotional programs; changes in consumer behavior, trends and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging and energy; benefit plan expenses due to changes in plan asset values and/or discount rates used to determine plan liabilities; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

Our predictions about future debt reduction could be affected by a variety of factors including items listed above that could impact future earnings. Our debt reduction goals could also be affected by changes in economic conditions, including interest rates, laws and regulations. The company undertakes no obligations to publicly revise any forward-looking statements to reflect future events or circumstances.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s market risk during the twenty-six weeks ended November 28, 2004. For additional information, see “Market Risk Management” on page 19 of the Company’s fiscal 2004 Form 10-K.

Item 4.   Controls and Procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 28, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended November 28, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three fiscal months ended November 28, 2004.

Period	Total Number Of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program

Aug 30, 2004 – Oct. 3, 2004	95,270	45.59	—	—

Oct. 4, 2004 – Oct. 31, 2004	16,671,929	45.19	—	—

Nov. 1, 2004 – Nov. 28, 2004	79,996	44.99	—	—

Total	16,847,195	45.20	—	—

(a)	The total number of shares purchased includes: (i) 16,592,920 shares purchased from Diageo PLC on October 8, 2004 for $45.20 per share, (ii) 109,000 shares purchased from the ESOP fund of the Company 401(k) savings plan, (iii) 129,500 shares purchased by the trust for the Company 401(k) savings plan, and (iv) 15,775 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock.

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders was held on September 27, 2004.

(b)	All directors nominated were elected at the Annual Meeting.

(c)	For the election of directors, the results were as follows:

Stephen R. Demeritt	For	341,370,215
	Withheld	4,006,757

Livio D. DeSimone	For	340,273,542
	Withheld	5,103,430

William T. Esrey	For	341,108,135
	Withheld	4,268,837

Raymond V. Gilmartin	For	342,383,225
	Withheld	2,993,747

Judith R. Hope	For	340,109,371
	Withheld	5,267,601

Robert L. Johnson	For	246,781,273
	Withheld	98,595,699

Heidi G. Miller	For	341,472,209
	Withheld	3,904,763

Hilda Ochoa-Brillembourg	For	331,546,454
	Withheld	13,830,518

Michael D. Rose	For	340,881,920
	Withheld	4,495,052

Stephen W. Sanger	For	341,116,492
	Withheld	4,260,480

A. Michael Spence	For	340,340,881
	Withheld	5,036,091

Dorothy A. Terrell	For	341,282,605
	Withheld	4,094,367

The ratification of the appointment of KPMG LLP as auditors for fiscal 2005 was approved:

For:	338,057,910
Against:	4,836,518
Abstain:	2,482,544
Broker Non-Vote:	0

The Amendments to the Company’s By-Laws were approved:

For:	336,616,527
Against:	5,173,740
Abstain:	3,586,705
Broker Non-Vote:	0

Item 6.   Exhibits.

Exhibit 3.1	General Mills, Inc. Bylaws, as amended to date.

Exhibit 4.1	Third Amended and Restated Limited Liability Company Agreement of General Mills Cereals, LLC dated October 8, 2004.

Exhibit 4.2	Dividend Restriction Agreement dated October 8, 2004 between General Mills, Inc. and Wells Fargo Bank, National Association.

Exhibit 4.3	Amended and Restated Exchange Agreement dated November 29, 2004 between General Mills, Inc. and Capital Trust.

Exhibit 10.1	Forward Purchase Contract dated October 8, 2004 between General Mills, Inc. and Lehman Brothers OTC Derivatives Inc.

Exhibit 11	Statement of Computation of Earnings per Share.

Exhibit 12	Statement of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC. (Registrant)
Date January 6, 2005	/s/ James A. Lawrence James A. Lawrence Chief Financial Officer
Date January 6, 2005	/s/ K. L. Thome K. L. Thome Senior Vice President, Financial Operations

Exhibit Index

Exhibit Number	Description

3.1	General Mills, Inc. Bylaws, as amended to date.
4.1	Third Amended and Restated Limited Liability Company Agreement of General Mills Cereals, LLC dated October 8, 2004.
4.2	Dividend Restriction Agreement dated October 8, 2004 between General Mills, Inc. and Wells Fargo Bank, National Association.
4.3	Amended and Restated Exchange Agreement dated November 29, 2004 between General Mills, Inc. and Capital Trust.
10.1	Forward Purchase Contract dated October 8, 2004 between General Mills, Inc. and Lehman Brothers OTC Derivatives Inc.
11	Statement of Computation of Earnings per Share.
12	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.