Form 10-Q
period 2005-02-27
GENERAL MILLS INC
filed 2005-04-07
CIK 40704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 7, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number:   1-1185

GENERAL MILLS, INC. (Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Number One General Mills Boulevard
Minneapolis, MN	55426
(Mail: P.O. Box 1113)	(Mail: 55440)
(Address of principal executive offices)	(Zip Code)

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

As of March 16, 2005, General Mills had 369,697,327 shares of its $.10 par value common stock outstanding (excluding 137,609,337 shares held in treasury).

Part I.     FINANCIAL INFORMATION

Item 1.	Financial Statements.

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)     (In Millions, Except per Share Data)

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Feb. 27, 2005	Feb. 22, 2004		Feb. 27, 2005		Feb. 22, 2004
Net Sales	$2,772		$2,703		$8,525		$8,281
Costs and Expenses:
Cost of sales	1,695		1,638		5,165		4,909
Selling, general and administrative	580		589		1,828		1,857
Interest, net	107		123		345		384
Restructuring and other exit costs	3		5		46		14

Total Costs and Expenses	2,385		2,355		7,384		7,164

Earnings before Income Taxes and
Earnings from Joint Ventures	387		348		1,141		1,117

Income Taxes	180		121		434		391

Earnings from Joint Ventures	23		15		73		51

Net Earnings	$230		$242		$780		$777

Earnings per Share - Basic	$.63	$	. 64		$2.10		$2.08

Earnings per Share - Diluted	$.58	$	. 60		$1.94		$1.92

Dividends per Share	$.310	$	. 275	$	. 930	$	. 825

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)     (In Millions)

	February 27, 2005	February 22, 2004	May 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$597	$710	$751
Receivables	1,048	1,052	1,010
Inventories:
Valued primarily at FIFO	318	340	298
Valued at LIFO (FIFO value exceeds LIFO by
$47, $33 and $41, respectively)	801	814	765
Prepaid expenses and other current assets	177	184	222
Deferred income taxes	191	178	169

Total Current Assets	3,132	3,278	3,215

Land, Buildings and Equipment, at Cost	5,468	5,208	5,319
Less accumulated depreciation	(2,451)	(2,165)	(2,208)

Net Land, Buildings and Equipment	3,017	3,043	3,111
Goodwill	6,711	6,690	6,684
Other Intangible Assets	3,640	3,640	3,641
Other Assets	1,960	1,883	1,797

Total Assets	$18,460	$18,534	$18,448

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$973	$1,075	$1,110
Current portion of long-term debt	29	222	233
Notes payable	782	714	583
Other current liabilities	889	651	831

Total Current Liabilities	2,673	2,662	2,757
Long-term Debt	6,616	7,767	7,410
Deferred Income Taxes	1,842	1,740	1,773
Other Liabilities	904	1,026	961

Total Liabilities	12,035	13,195	12,901

Minority Interests	1,133	299	299

Stockholders’ Equity:
Cumulative preference stock, none issued	—	—	—
Common stock, 502 shares issued	5,727	5,740	5,680
Retained earnings	4,156	3,548	3,722
Less common stock in treasury, at cost, shares
of 133, 126 and 123, respectively	(4,466)	(4,005)	(3,921)
Unearned compensation	(126)	(97)	(89)
Accumulated other comprehensive income (loss)	1	(146)	(144)

Total Stockholders’ Equity	5,292	5,040	5,248

Total Liabilities and Equity	$18,460	$18,534	$18,448

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)     (In Millions)

	Thirty-nine Weeks Ended
	February 27, 2005	February 22, 2004
Cash Flows - Operating Activities:
Net earnings	$780	$777
Adjustments to reconcile net earnings to cash flow:
Depreciation and amortization	330	291
Deferred income taxes	26	96
Changes in current assets and liabilities
excluding effects of businesses acquired	(170)	(435)
Tax benefit on exercised options	56	43
Pension and other postretirement activity	(65)	(47)
Restructuring and other exit costs	46	14
Other, net	(15)	12

Net Cash Provided by Operating Activities	988	751

Cash Flows - Investing Activities:
Purchases of land, buildings and equipment	(238)	(403)
Investments in businesses, intangibles and affiliates,
net of investment returns and dividends	15	(43)
Purchases of marketable investments	(1)	(7)
Proceeds from sale of marketable investments	32	88
Proceeds from disposal of land, buildings & equipment	17	22
Other, net	1	8

Net Cash Used by Investing Activities	(174)	(335)

Cash Flows - Financing Activities:
Change in notes payable	(573)	(535)
Issuance of long-term debt	2	576
Payment of long-term debt	(286)	(246)
Proceeds from minority investors	835	—
Common stock issued	179	122
Purchases of common stock for treasury	(766)	(14)
Dividends paid	(346)	(309)
Other, net	(13)	(3)

Net Cash Used by Financing Activities	(968)	(409)

(Decrease) Increase in Cash and Cash Equivalents	$(154)	$7

Cash Flows from Changes in Current Assets and
Liabilities, Excluding Effects of Businesses Acquired:
Receivables	(29)	(40)
Inventories	(37)	(50)
Prepaid expenses and other current assets	38	1
Accounts payable	(179)	(199)
Other current liabilities	37	(147)

Changes in Current Assets and Liabilities	$(170)	$(435)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Background

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirty-nine weeks ended February 27, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2005.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Form 10-K for the year ended May 30, 2004. Except as noted in Note Ten below, the accounting policies used in preparing these consolidated financial statements are the same as those described in Note One to the consolidated financial statements in our Form 10-K.

Certain amounts in prior-period consolidated financial statements have been reclassified to conform to the current period classifications.

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

	13 Weeks Ended		39 Weeks Ended
In Millions, except per share data	Feb. 27, 2005	Feb. 22, 2004	Feb. 27, 2005	Feb. 22, 2004
Net earnings, as reported	$230	$242	$780	$777
Add: Stock-based employee compensation
expense included in reported net
earnings, net of related tax effects	7	5	17	12
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(19)	(18)	(47)	(47)

Pro forma net earnings	$218	$229	$750	$742

Earnings per share:
Basic - as reported	$.63	$.64	$2.10	$2.08
Basic - pro forma	$.60	$.61	$2.02	$1.99
Diluted - as reported	$.58	$.60	$1.94	$1.92
Diluted - pro forma	$.55	$.57	$1.87	$1.84

The weighted average fair values at grant date of the options granted were estimated as $8.33 and $8.53 in the third quarter of fiscal 2005 and third quarter of fiscal 2004, respectively, and were estimated as $8.31 and $8.54 in the first thirty-nine weeks of fiscal 2005 and the first thirty-nine weeks of fiscal 2004, respectively, using the Black-Scholes option-pricing model.

(2)   Restructuring and Other Exit Costs

In the third quarter of fiscal 2005, we recorded $3 million of restructuring and other exit costs associated with previously announced restructuring actions.

In the third quarter of fiscal 2004, we recorded restructuring and other exit costs of $5 million, primarily related to adjustments of costs associated with previously announced closures of former Pillsbury facilities as well as costs incurred related to plant closures initiated in the second quarter (the Netherlands and Atwater, California).

In the first thirty-nine weeks of fiscal 2005, we recorded restructuring and other exit costs of $46 million, consisting of $40 million of charges associated with fiscal 2005 supply chain initiatives and $6 million of charges associated with previously announced restructuring actions. The fiscal 2005 initiatives were undertaken to further increase asset utilization and reduce manufacturing and sourcing costs, resulting in decisions regarding plant closures and production realignment. The charges included severance and curtailment costs of approximately $13 million for 323 employees being terminated and asset write-off costs of approximately $21 million. The supply chain actions included decisions to: close our flour milling plant in Vallejo, California, affecting 43 employees; close our par-baked bread plant in Medley, Florida, affecting 42 employees; relocate bread production from our Swedesboro, New Jersey plant, affecting 110 employees; relocate a portion of our cereal production from Cincinnati, Ohio, affecting 45 employees; and close our snacks foods plant in Iowa City, Iowa, affecting 83 employees.

Additional restructuring charges related to previous fiscal 2005 supply chain initiatives of approximately $4 million are expected to be recognized during the next two quarters.

These fiscal 2005 supply chain actions are also resulting in certain associated expenses, primarily adjustments to the depreciable life of the assets necessary to reflect the shortened asset lives which now coincide with the final production dates at the Cincinnati and Iowa City plants. These associated expenses are being recorded as cost of sales. The fiscal 2005 expense recorded in cost of sales was $3 million during the third quarter and $16 million during the first thirty-nine weeks of the fiscal year. We expect to record an additional $7 million of expense in cost of sales, primarily accelerated depreciation expense, during the next two quarters associated with the anticipated production schedules of these two plants.

In the first thirty-nine weeks of fiscal 2004, we recorded $14 million of restructuring and other exit costs. This amount included $5 million in the third quarter as described above, as well as charges associated with plant closures initiated in the second quarter (the Netherlands and Atwater, California).

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

The Class A interests receive quarterly preferred distributions at a floating rate equal to (i) the sum of three-month LIBOR plus 90 basis points, divided by (ii) 0.965. The LLC Agreement requires that the rate of the distributions on the Class A interests be adjusted by agreement between the third-party investor holding the Class A interests and GMC every five years, beginning in June 2007. If GMC and the investor fail to mutually agree on a new rate of preferred distributions, GMC must remarket the Class A interests to set a new distribution rate. Upon a failed remarketing, the rate over LIBOR will be increased by 75 basis points until the next scheduled remarketing date. GMC, through its managing member, may elect to repurchase all of the Class A interests at any time for an amount equal to the holder’s capital account, plus any applicable make-whole amount. Under certain circumstances, GMC also may be required to be dissolved and liquidated, including, without limitation, the bankruptcy of GMC or its subsidiaries, failure to deliver the preferred distributions, failure to comply with portfolio requirements, breaches of certain covenants, lowering of the Company’s senior debt rating below either Baa3 by Moody’s or BBB by Standard & Poor’s and a failed attempt to remarket the Class A interests as a result of a breach of GMC’s obligations to assist in such remarketing. In the event of a liquidation of GMC, each member of GMC would receive the amount of its then capital account balance. The managing member may avoid liquidation in most circumstances by exercising an option to purchase the Class A interests. An election to purchase the preferred membership interests could impact the Company’s liquidity by requiring the Company to refinance the purchase price.

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

The following table summarizes total comprehensive income for the periods presented (in millions):

	Thirteen Weeks Ended February 27, 2005			Thirteen Weeks Ended February 22, 2004
	Pretax	Tax	Net	Pretax	Tax	Net
Net Earnings			$230			$242

Other Comprehensive Income
(Loss):

Foreign currency
translation adjustments	$(8)	$—	$(8)	$69	$—	$69

Other Fair Value Changes:
Securities	2	(1)	1	2	(1)	1
Hedge derivatives	2	(1)	1	28	(10)	18

Reclassification to earnings:
Securities	(2)	1	(1)	(6)	1	(5)
Hedge derivatives	29	(10)	19	22	(8)	14

	$23	$(11)	$12	$115	$(18)	$97

Comprehensive Income			$242			$339

	Thirty-nine Weeks Ended February 27, 2005			Thirty-nine Weeks Ended February 22, 2004
	Pretax	Tax	Net	Pretax	Tax	Net
Net Earnings			$780			$777

Other Comprehensive Income
(Loss):

Foreign currency
translation adjustments	$105	$—	$105	$111	$—	$111

Other Fair Value Changes:
Securities	2	(1)	1	8	(3)	5
Hedge derivatives	(30)	11	(19)	23	(8)	15

Reclassification to earnings:
Securities	(2)	1	(1)	(15)	5	(10)
Hedge derivatives	93	(34)	59	119	(44)	75

	$168	$(23)	$145	$246	$(50)	$196

Comprehensive Income			$925			$973

Accumulated other comprehensive income (loss) balances were as follows (in millions):

	Feb. 27, 2005	Feb. 22, 2004	May 30, 2004
Foreign currency
translation adjustments	$165	$96	$60
Unrealized gain (loss) from:
Securities	1	6	1
Hedge derivatives	(135)	(186)	(175)
Pension plan minimum liability	(30)	(62)	(30)

Accumulated other comprehensive income (loss)	$1	$(146)	$(144)

The changes in other comprehensive income are primarily non-cash items.

(5)   Earnings Per Share

The Financial Accounting Standards Board (FASB) ratified on October 13, 2004, the Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8). EITF 04-8 became effective for General Mills in the third quarter of fiscal 2005. The adoption of EITF 04-8 increased our diluted shares outstanding by 29 million shares to give effect to the contingent issuance of shares under our zero coupon convertible debentures issued in October 2002. Also, net earnings used for earnings per share calculations was adjusted, using the if-converted method. Our diluted shares outstanding and earnings per share calculations for fiscal 2003, 2004 and 2005 are restated to present comparable information.

The effect of these EITF 04-8 adjustments has reduced third quarter diluted earnings per share by $0.03 for fiscal 2005 and 2004, and has reduced thirty-nine-week diluted earnings per share by $0.11 for fiscal 2005 and 2004. The adoption of the EITF reduces previously reported annual diluted earnings per share by $0.15 for fiscal 2004 and $0.08 for fiscal 2003.

Basic and diluted earnings per share (EPS) were calculated using the following:

In Millions, except per share data	13 Weeks Ended		39 Weeks Ended
	Feb. 27, 2005	Feb. 22, 2004	Feb. 27, 2005	Feb. 22, 2004
Net earnings - as reported	$230	$242	$780	$777
Interest on convertible debentures,
after tax	5	5	15	15

Net earnings for diluted EPS calculation	$235	$247	$795	$792

Average number of common shares -
basic EPS (a)	366	375	372	374
Incremental share effect from:
Stock options (b)	8	8	7	9
Restricted stock, stock rights and
other	2	—	1	—
Contingently convertible debentures	29	29	29	29

Average number of common shares -
diluted EPS	405	412	409	412

Earnings per Share - Basic	$.63	$.64	$2.10	$2.08
Earnings per Share - Diluted	.58	.60	1.94	1.92

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

When we issued the zero coupon convertible debentures, we simultaneously purchased from Diageo call options to purchase 29 million shares to directly offset the shares that are contingently issuable under the debentures. Under generally accepted accounting principles, the offsetting effect of these call options cannot be considered when determining the dilutive effect of the contingently issuable shares.

We can call these debentures as early as October 2005, and we have the option to pay the repurchase price in cash or in stock. Accordingly, the dilutive effect on earnings per share also could be affected by our ability to repurchase the debentures in fiscal 2006.

(6)   Statements of Cash Flows

During the first thirty-nine weeks of fiscal 2005, we made interest payments of $350 million, versus $415 million in the same period last year. In the first thirty-nine weeks of fiscal 2005, we made tax payments of $176 million, versus $202 million in the same period last year.

(7)   Retirement and Other Postretirement Benefit Plans

We sponsor defined-benefit plans covering most employees and provide health-care benefits to a majority of our retirees. These plans are described in Note Fourteen – Retirement and Other Postretirement Benefit Plans of our Annual Report on Form 10-K for fiscal 2004.

Components of net benefit (income) or expense for each fiscal period are as follows:

	Pension Plans		Postretirement Benefit Plans
	13 Weeks Ended		13 Weeks Ended
In Millions	Feb. 27, 2005	Feb. 22, 2004	Feb. 27, 2005	Feb. 22, 2004
Service cost	$15	$17	$3	$4
Interest cost	41	40	13	11
Expected return on plan assets	(74)	(75)	(5)	(5)
Amortization of losses	3	5	4	4
Amortization of prior service
costs (credits)	1	2	—	(1)
Settlement or curtailment losses	—	—	—	—

Net (income) expense	$(14)	$(11)	$15	$13

	Pension Plans		Postretirement Benefit Plans
	39 Weeks Ended		39 Weeks Ended
In Millions	Feb. 27, 2005	Feb. 22, 2004	Feb. 27, 2005	Feb. 22, 2004
Service cost	$45	$52	$11	$12
Interest cost	124	120	39	35
Expected return on plan assets	(224)	(225)	(16)	(16)
Amortization of losses	8	14	11	10
Amortization of prior service
costs (credits)	4	4	(1)	(2)
Settlement or curtailment losses	2	—	2	—

Net (income) expense	$(41)	$(35)	$46	$39

(8)   Income Taxes

The effective income tax rate for the third quarter of fiscal 2005 was 46.5 percent compared to 34.8 percent in the third quarter of fiscal 2004. The higher effective tax rate in fiscal 2005 is primarily related to taxes of $45 million associated with the recent disposition of our interest in the Snack Ventures Europe (SVE) joint venture with PepsiCo. As a result of actions taken in the third quarter to prepare for the closing of the disposition, we incurred $45 million of tax expense during the quarter. The remainder of the tax expense related to the disposition will be recorded in the fourth quarter when the gain on the disposition is recorded effective with the closing date.

We have capital loss carryforwards of approximately $1.1 billion, expiring in fiscal 2007 through 2010, including the net capital losses incurred as a result of the transactions described in Note Three – Minority Interests.

In October 2004 the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a one year reduced tax rate on repatriation of foreign earnings and a phased-in tax deduction provided for qualifying domestic production activities. We are currently evaluating the impact of repatriation provisions as Treasury guidance is provided. However, the range of reasonably possible amounts of unremitted earnings that is being considered for repatriation in fiscal year 2006 is between $0 and $60 million with the respective income tax impact ranging from $0 to $3 million based on a 5.25 percent tax rate.

(9)   Operating Segments

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories.

We aggregate our operating segments into three reportable segments: 1) U.S. Retail; 2) Bakeries and Foodservice; and 3) International. Our U.S. Retail segment reflects business with a wide variety of grocery stores, specialty stores, drug and discount chains, and mass merchandisers operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our Bakeries and Foodservice segment consists of products marketed to retail and wholesale bakeries, commercial and noncommercial foodservice distributors and operators, and convenience stores throughout the United States and Canada. Our consolidated International business segment includes a retail business in Canada that largely mirrors our U.S. Retail product mix, along with retail and foodservice businesses competing in key markets in Europe, Latin America and the Asia/Pacific region.

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

Operating Segments
(In Millions)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Feb. 27, 2005	Feb. 22, 2004	Feb. 27, 2005	Feb. 22, 2004

Net Sales:
U.S. Retail	$1,930	$1,930	$5,966	$5,856
Bakeries and Foodservice	413	393	1,290	1,292
International	429	380	1,269	1,133

Total	$2,772	$2,703	$8,525	$8,281

Operating Profit:
U.S. Retail	$421	$408	$1,342	$1,348
Bakeries and Foodservice	25	13	94	94
International	32	28	117	82

Total	478	449	1,553	1,524

Unallocated corporate items	19	27	(21)	(9)
Restructuring and other exit costs	(3)	(5)	(46)	(14)
Interest, net	(107)	(123)	(345)	(384)

Earnings before income taxes and
earnings from joint ventures	387	348	1,141	1,117
Income Taxes	(180)	(121)	(434)	(391)
Earnings from Joint Ventures	23	15	73	51

Net Earnings	$230	$242	$780	$777

(10)   New Accounting Standards

The Financial Accounting Standards Board (FASB) ratified on October 13, 2004, the Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8). EITF 04-8 was effective for us in the third quarter of fiscal 2005. See Note Five - Earnings Per Share for discussion and impact on diluted shares and diluted earnings per share.

In addition, the FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. SFAS No. 123(R) will become effective for us in the second quarter of fiscal 2006. An illustration of the impact on the Company from using a Black-Scholes methodology is presented in the “Stock-based Compensation Expense for Stock Options” section of Note One. The Company has not yet determined whether it will use Black-Scholes in its final adoption of SFAS 123(R).

(11)   Subsequent Events

On February 28, 2005, subsequent to the end of the third quarter, our 40.5 percent ownership interest in the Snack Ventures Europe joint venture was redeemed for $750 million. The redemption ends the European snack joint venture between General Mills and PepsiCo, Inc. After-tax cash proceeds of approximately $710 million from this transaction are being used to reduce debt.

On March 21, 2005, subsequent to the end of the third quarter, we agreed to sell our Lloyd’s Barbecue business to the Hormel Foods Corporation. The transaction closed on April 4, 2005.

On March 23, 2005, we commenced a cash tender offer for up to $500 million in aggregate principal amount of our outstanding 6% Notes due in 2012. The tender offer is expected to expire on April 20, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended May 30, 2004, for important background regarding, among other things, our key business drivers.

RESULTS OF OPERATIONS

Thirteen-Week Results

Net sales for the thirteen weeks ended February 27, 2005 grew 3 percent to $2.77 billion. As noted in the table below, unit volume contributed 2 points, favorable pricing and product mix provided 3 points of benefit, and foreign exchange added 1 point. Higher promotional spending in the period, primarily in our U.S. Retail segment, subtracted 3 points.

Components of Net Sales Growth – Fiscal 2005 vs. 2004

	3rd Quarter		39 Weeks

Unit Volume Growth	+2	pts	+2	pts
Price/Product Mix	+3	pts	+3	pts
Foreign Exchange	+1	pt	+1	pt
Trade and Coupon Promotion Expense	-3	pts	-3	pts

Net Sales Growth	+3	pts	+3	pts

Cost of sales was up $57 million in the quarter versus last year. Cost of sales as a percent of sales increased from 60.6 percent to 61.1 percent. This primarily reflects increased raw material and energy costs. A smaller factor was the $3 million of accelerated depreciation expense associated with the restructuring actions described in Note Two above.

Selling, general and administrative expense (SG&A) was down $9 million in the quarter versus last year. SG&A as a percent of sales in the quarter decreased from 21.8 percent last year to 20.9 percent this year. The primary factor for this decrease is lower media expense for the period.

Third-quarter results for fiscal 2005 and 2004 included restructuring and other exit costs, described in Note Two above. In the third quarter of fiscal 2005, we recorded restructuring and other exit costs of $3 million associated with restructuring actions previously announced compared to restructuring and other exit costs of $5 million recorded in the third quarter of fiscal 2004. These initiatives are expected to contribute future productivity savings as we increase asset utilization and reduce manufacturing and sourcing costs.

Interest expense for the quarter totaled $107 million, lower than last year’s third quarter amount of $123 million, due to lower debt levels and $12 million of interest income from the third-quarter resolution of certain tax issues. The effective tax rate was 46.5 percent for the third quarter, including the impact of taxes of $45 million associated with the recent disposition of our interest in the SVE joint venture referred to in Note Eight above. Excluding the SVE-related taxes, the effective tax rate was 34.9 percent, essentially the same as fiscal 2004.

Reported net earnings were $230 million in the third quarter of fiscal 2005 as compared to $242 million last year. In October 2004, we repurchased approximately 17 million shares of General Mills common stock from Diageo plc. As a result, average diluted shares outstanding for the third quarter were 405 million compared to 412 million shares last year. Basic earnings per share of 63 cents for the third quarter ended February 27, 2005, were down 2 percent from 64 cents a year earlier. Diluted earnings per share of 58 cents for the third quarter of fiscal 2005 were down 3 percent from the 60 cents per share earned in the same period last year.

Thirty-nine Week Results

Net sales for the thirty-nine weeks ended February 27, 2005 grew 3 percent to $8.53 billion. Unit volume contributed 2 points, favorable pricing and product mix provided 3 points of benefit, and foreign exchange added 1 point. Higher promotional spending in the period, primarily in our U.S. Retail segment, subtracted 3 points.

Cost of sales was up $256 million in the first thirty-nine weeks versus last year. Cost of sales as a percent of sales increased from 59.3 percent to 60.6 percent. This primarily reflects increased raw material and energy costs. Two smaller factors are the $16 million of accelerated depreciation expense associated with our restructuring actions described in Note Two above, and $5 million of expenses associated with the first-quarter recall of two new Pop Secret popcorn flavors. We expect to record an additional $7 million of expense in cost of sales, primarily accelerated depreciation expense, during the next two quarters associated with the restructuring actions taken at our Cincinnati and Iowa City plants.

Selling, general and administrative expense as a percent of sales in the first thirty-nine weeks decreased from 22.4 percent last year to 21.4 percent this year. SG&A expense for the first thirty-nine weeks totaled $1,828 million, down $29 million versus a year ago. Last year’s SG&A included $34 million of merger-related costs associated with the integration of Pillsbury. Excluding these costs, this year’s first thirty-nine weeks SG&A expense is $5 million higher than last year. This increase includes $6 million of expense associated with termination benefits for 135 employees related to changes made in various administrative organizations to capture productivity savings.

In the first thirty-nine weeks of fiscal 2005, we recorded restructuring and other exit costs of $46 million associated with restructuring actions previously announced, compared to restructuring and other exit costs of $14 million recorded in the first thirty-nine weeks of fiscal 2004. Additional restructuring charges related to previous fiscal 2005 supply chain initiatives of approximately $4 million are expected to be recognized during the next two quarters. These initiatives are described in more detail in Note Two above, and are expected to contribute future productivity savings as we increase asset utilization and reduce manufacturing and sourcing costs.

Interest expense for the first thirty-nine weeks of the fiscal year totaled $345 million, 10 percent below last year’s first thirty-nine weeks due to lower debt levels and $12 million of interest income from the resolution of certain tax issues in the third quarter. For the first thirty-nine weeks of the fiscal year, the effective tax rate was 38 percent compared to 35 percent last year, due largely to the impact of the $45 million of SVE-related tax, partially offset by $9 million from the resolution of certain tax issues in this year’s second quarter.

Reported net earnings were $780 million in the first thirty-nine weeks of fiscal 2005 as compared to $777 million last year. Diluted shares outstanding decreased from 412 million last year to 409 million shares. Basic earnings per share of $2.10 for the first thirty-nine weeks ended February 27, 2005, were up 1 percent from $2.08 a year earlier. Diluted earnings per share of $1.94 for the first thirty-nine weeks of fiscal 2005 were also up 1 percent from the $1.92 per share earned in the same period last year.

U.S. Retail Segment Results

Net sales for General Mills’ domestic retail operations were flat at $1.93 billion for the third quarter, as 1 percent unit volume growth and contributions from pricing and mix (3 points) were offset by higher promotional expense (-4 points) in the period. This promotional spending included increased expense to maintain previously committed merchandising programs following recent list price increases. Operating profits for the quarter improved 3 percent from $408 million last year to $421 million this year.

U.S. Retail Unit Volume Growth - Fiscal 2005 vs. 2004

	3rd Quarter	39 Weeks

Yoplait	+18%	+11%
Snacks	+7	+2
Meals	+5	+2
Pillsbury USA	-4	+3
Baking Products	-6	+5
Big G Cereals	-9	-2

Total U.S. Retail	+1%	+2%

For the third quarter, Yoplait yogurt made the strongest contribution to domestic retail unit volume growth, with an 18 percent overall increase led by performance of Yoplait Light and Go-Gurt. Meals volume grew 5 percent, with growth in Progresso Soup and Helper dinner mixes. Snacks unit volume rose 7 percent, driven by the introduction of new products including Nature Valley’s Sweet & Salty Snack Bars. Unit volumes for several businesses declined as the Company worked to raise non-promoted and merchandised price points. Pillsbury USA volume fell 4 percent, as growth in Totino’s pizza and hot snacks was more than offset by volume declines in refrigerated baked goods. Baking Products volume was down 6 percent, and Big G cereal volume fell 9 percent as actions to raise merchandised prices resulted in significant declines in promoted volumes.

For the first thirty-nine weeks of fiscal 2005, net sales for our U.S. Retail segment grew 2 percent to $5.97 billion, in line with unit volume growth in the period. Year to date Yoplait yogurt volume has grown 11 percent led by growth of Yoplait Light and Go-Gurt. Baking volume has increased 5 percent led by growth in club stores and in Wal-Mart. Pillsbury USA is up 3 percent driven by Totino’s Pizza and hot snacks. Meals volume rose 2 percent driven by the performance of Progresso Soup, Dry Dinners and Old El Paso. Snacks volume has increased 2 percent due to growth in club stores, as well as from the launch of Nature Valley Sweet & Salty Snack Bars. Big G volume is down 2 percent year to date. Operating profits decreased from $1,348 million last year to $1,342 million, reflecting higher commodity costs and promotional spending.

Consumer retail purchases of the Company’s products grew 3 percent in the quarter and were up 2 percent year-to-date.

General Mills Retail Dollar Sales Growth - Fiscal 2005 vs. 2004

	3rd Quarter	39 Weeks

Composite Retail Sales	+3%	+2%

Major Product Lines
Ready-to-serve Soup	+10%	+4%
Refrigerated Yogurt	+9	+7
Grain Snacks	+8	Flat
Dry Dinners	+7	+2
Microwave Popcorn	+5	+3
Dessert Mixes	+3	+8
Frozen Pizza & Hot Snacks	+3	+9
Refrigerated Dough	+2	+4
Fruit Snacks	+2	-4
Ready-to-eat Cereals	-2	-1

Source: ACNielsen plus Wal-Mart Projections

Bakeries and Foodservice Segment Results

Third quarter net sales for the Company’s Bakeries and Foodservice segment grew 5 percent to $413 million. Unit volume declined 1 percent overall, but this was more than offset by pricing, mix and promotional spending efficiency. Volumes in convenience stores and vending channels grew by 23 percent. Unit volume declines of 3 percent in bakery channels and 5 percent in shipments to restaurants and foodservice distributors both showed sequential improvements compared to the first and second quarters. Operating profits for the segment totaled $25 million, up from $13 million in last year’s third quarter.

Through thirty-nine weeks, net sales for the Company’s Bakeries and Foodservice segment matched year-ago levels at $1.29 billion. Unit volume declined 4 percent from last year. The volume decline was offset by pricing, mix and promotional spending efficiency. Volumes in convenience stores and vending channels grew by 20 percent, but unit volumes declined 6 percent in bakery channels and 8 percent for restaurants and foodservice distributors. Operating profits for the segment totaled $94 million, matching last year’s first thirty-nine weeks.

Bakeries & Foodservice Unit Volume Growth - Fiscal 2005 vs. 2004

	3rd Quarter	39 Weeks

Convenience Stores/Vending	+23%	+20%
Bakery Channels	-3	-6
Restaurants/Distributors	-5	-8

Total Bakeries & Foodservice	-1%	-4%

International Segment Results

Net sales for the Company’s consolidated international businesses were up 13 percent in the third quarter to $429 million. Unit volume increased 9 percent, with gains in all our regions. Favorable currency effects contributed 6 points of sales growth. Operating profits for the quarter grew to $32 million in fiscal 2005, up from $28 million last year.

For the first thirty-nine weeks of fiscal 2005, net sales for the Company’s consolidated international businesses grew 12 percent to $1.27 billion. Foreign exchange added 6 points of sales growth. Unit volume was up 6 percent, with the strongest gains in Asia/Pacific and Latin America. Operating profits year-to-date grew to $117 million in fiscal 2005, up 43 percent from $82 million last year.

International Unit Volume Growth - Fiscal 2005 vs. 2004

	3rd Quarter	39 Weeks

Canada	+11%	+5%
Europe	+4	+1
Asia/Pacific	+10	+12
Latin America	+12	+9

Consolidated International Businesses	+9%	+6%

Corporate Items

Unallocated corporate items totaled $19 million income for the quarter compared to last year’s income of $27 million.

For the first thirty-nine weeks of fiscal 2005, unallocated corporate items totaled $21 million expense, compared to last year’s expense of $9 million. Last year’s expense included $34 million of merger-related costs associated with the integration of Pillsbury. The remaining change is primarily the result of variances in actual selling and administrative expenses incurred versus amounts allocated to the operating segments.

Joint Venture Summary

Earnings after tax from joint ventures totaled $23 million in the third quarter, compared to $15 million a year earlier. Unit volumes for Cereal Partners Worldwide (CPW), our joint venture with Nestle, and SVE were each up 2 percent. Unit volumes for our Haagen-Dazs ice cream joint ventures in Asia were essentially unchanged. 8th Continent, our soy products joint venture with DuPont, achieved double-digit volume growth and increased its dollar share of the refrigerated soymilk category.

For the first thirty-nine weeks of fiscal 2005, earnings after tax from joint ventures increased 43 percent to $73 million, compared to $51 million a year earlier. Unit volume for CPW grew 5 percent. Unit volumes for the Haagen-Dazs joint ventures increased 1 percent. 8th Continent achieved 41 percent volume growth.

As a result of the disposition of SVE interests, that joint venture will no longer contribute to the Company’s earnings effective with the closing on February 28, 2005.

FINANCIAL CONDITION

During the first thirty-nine weeks of fiscal 2005, operating activities provided cash of $988 million. This compares to cash provided by operations in the first thirty-nine weeks of fiscal 2004 of $751 million. This $237 million improvement was due primarily to a reduction in the use of working capital year over year of $265 million.

During the first thirty-nine weeks of fiscal 2005, investments for land, buildings and equipment and intangibles totaled $249 million. The Company expects to spend approximately $450 million for capital projects in fiscal 2005, primarily for fixed assets to support future growth and increase supply chain productivity.

On June 23, 2004, we filed a shelf registration statement with the Securities and Exchange Commission covering the potential sale of up to $5.9 billion of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts, purchase units and units. As of February 27, 2005, approximately $5.2 billion remained available under the shelf registration statement for future issuances.

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Canada, as well as in Europe. Our commercial paper borrowings are supported by $1.85 billion in fee-paid committed credit lines, consisting of a $1.1 billion facility expiring in January 2006, and a $750 million facility expiring in January 2009. As of February 27, 2005, the Company had no outstanding borrowings under these facilities.

We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs.

There were no material changes outside the ordinary course of our business in our contractual obligations during the first thirty-nine weeks of fiscal 2005.

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

The Series B-1 preferred membership interests of GMC described above will initially be entitled to receive preferred distributions at a rate of 4.5% per year. If GMC fails to make the required distributions to the holders of the preferred limited liability company interests when due, we will be restricted from paying any dividends on or repurchasing shares of our common stock until such preferred distributions are made. Upon the occurrence of certain events, including a downgrade in our credit ratings below specified levels, specified defaults on our senior debt or our bankruptcy, the holders of the preferred limited liability company interests will be required to exchange such interests for shares of our preference stock. Following October 8, 2007, we have the right to repurchase the preferred limited liability company interests of GMC. If we do not exercise this right, the interests will be remarketed to establish a new preferred distribution rate.

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

As of February 27, 2005, our total debt (notes payable and total long-term debt) was $7.4 billion compared to $8.7 billion one year ago and $8.2 billion at fiscal 2004 year-end. In considering our debt structure, we also use a measurement of "adjusted debt plus certain minority interests," which is made up of total debt plus certain minority interests plus the debt equivalent of leases less certain cash and cash equivalents and marketable investments, at cost. We do not include the Series B-1 membership interest of GMC in total adjusted debt since those interests are exchangeable for General Mills preferred stock upon certain credit events. As of February 27, 2005, we had adjusted debt plus certain minority interests of $7.9 billion, compared to nearly $9.0 billion as of February 22, 2004. The amount is down from $8.4 billion at our fiscal 2004 year-end. Approximately 87 percent of this amount was long term, 3 percent was short term, and the balance was leases and tax-benefit leases.

Our total debt and a reconciliation to our adjusted debt plus certain minority interests is as follows (in millions):

	Feb. 27, 2005	Feb. 22, 2004	May 30, 2004

Notes payable	$782	$714	$583
Current portion of long-term debt	29	222	233
Long-term debt	6,616	7,767	7,410

Total Debt	7,427	8,703	8,226
Debt Adjustments:
Deferred income taxes - tax leases	64	66	66
Leases - debt equivalent	676	613	600
Certain cash and cash equivalents	(514)	(635)	(699)
Marketable investments at cost	(26)	(90)	(54)

Adjusted Debt	7,627	8,657	8,139

Certain Minority Interests	300	300	299

Adjusted Debt Plus Certain Minority Interests	$7,927	$8,957	$8,438

On February 28, 2005, subsequent to the end of the third quarter, we received $750 million in cash from PepsiCo, Inc. for the redemption of our interests in the SVE joint venture. On March 23, 2005, we commenced a cash tender offer for up to $500 million in aggregate principal amount of our outstanding 6% Notes due in 2012. The tender offer is expected to expire on April 20, 2005.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note One to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 30, 2004. Except as noted in Note Ten, the accounting policies used in preparing our interim fiscal 2005 consolidated financial statements are the same as those described in our Form 10-K.

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

Our unit volume in the last week of each quarter has been consistently higher than the average for the preceding weeks of the quarter. In comparison to the average daily shipments in the first 12 weeks of a quarter, the final week of each quarter has approximately two to four days’ worth of incremental shipments (based on a five-day week), reflecting increased promotional activity at the end of the quarter. This increased activity includes promotions to assure that our customers have sufficient inventory on hand to support major marketing events or increased seasonal demand early in the next quarter, as well as promotions intended to help achieve interim unit volume targets. This increased sales activity results in shipments that are in direct response to orders from customers or authorized pursuant to pre-arranged inventory-management agreements, and accordingly are recognized as revenue within that quarter. The two to four day range of increased unit volume in the last week of each quarter has been generally consistent from quarter to quarter over the last three years. In the third quarter of fiscal 2005, we were slightly below the two to four day range, primarily as actions to raise merchandised prices on Big G cereals resulted in declines in promoted volume. If incremental shipments had been within the two to four day range, our reported U.S. Retail volume growth of 1 percent would have remained unchanged.

As part of our effort to assess the results of our promotional activities, we regularly estimate the amount of “retailer inventory” in the system — defined as product that we have shipped to our customers that has not yet been purchased from our customers by the end-consumer. While it is not possible for us to measure the absolute level of inventory, we are able to estimate the change that occurs each month by comparing our shipments to retail customers with their sales to end-consumers (“takeaway”) as reported by ACNielsen plus a projection for Wal-Mart. Our estimate indicates inventory levels peak in November when retailers have increased inventories to meet seasonal demand for products like refrigerated dough and ready-to-serve soup. This seasonal trend is generally consistent from year to year, even as retailers have taken actions to reduce their ongoing inventory levels.

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

There have been no material changes in the Company’s market risk during the thirty-nine weeks ended February 27, 2005. For additional information, see “Market Risk Management” on page 19 of the Company’s fiscal 2004 Form 10-K.

Item 4.	Controls and Procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of February 27, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended February 27, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three fiscal months ended February 27, 2005.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program

Nov. 29, 2004 - Jan. 2, 2005	93,358	$49.27	—	—

Jan. 3, 2005 - Jan. 30, 2005	37,737	$51.10	—	—

Jan. 31, 2005 - Feb. 27, 2005	21,550	$51.92	—	—

Total	152,645	$50.10	—	—

   (a)    The total number of shares purchased includes: (i) 137,400 shares purchased from the ESOP fund of the
            Company 401(k) savings plan, and (ii) 15,245 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit 10.1	Joint Venture Termination Agreement between General Mills, Inc. and PepsiCo, Inc. dated December 13, 2004 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 17, 2004).

Exhibit 10.2	Restricted Stock Unit Agreement between General Mills, Inc. and Michael A. Peel dated December 13, 2004 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 17, 2004).

Exhibit 12	Statement of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.

(Registrant)
Date	April 7, 2005	/s/ S. S. Marshall

S. S. Marshall
Senior Vice President, General Counsel
Date	April 7, 2005	/s/ K. L. Thome

K. L. Thome
Senior Vice President, Financial Operations