Form 10-K
period 2005-05-29
GENERAL MILLS INC
filed 2005-07-28
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 29, 2005
Commission File Number 1-1185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0274440 (IRS Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota (Mail: P.O. Box 1113) (Address of principal executive offices)	55426 (Mail: 55440) (Zip Code)

(763) 764-7600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes   ☒ No   ☐

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $44.95 per share as reported on the New York Stock Exchange on November 26, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter): $16,344 million.

Number of shares of Common Stock outstanding as of July 15, 2005: 366,023,704 (excluding 136,282,960 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1   Business

COMPANY OVERVIEW

General Mills, Inc. was incorporated in Delaware in 1928. The terms “General Mills,” “Company,” “Registrant,” “we,” “us” and “our” mean General Mills, Inc. and its subsidiaries unless the context indicates otherwise.

    We are a leading producer of packaged consumer foods and operate exclusively in the consumer foods industry. Our businesses are divided into three reportable segments:

•	U.S. Retail;
•	Bakeries and Foodservice; and
•	International.

    Our operating segments are organized generally by product categories. U.S. Retail reflects business with a wide variety of grocery stores; specialty stores; drug, dollar and discount chains; and mass merchandisers operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our Bakeries and Foodservice segment consists of products marketed throughout the United States and Canada to retail and wholesale bakeries, commercial and noncommercial foodservice distributors and operators, and convenience stores. Our International segment is made up of retail businesses outside of the United States and foodservice businesses outside of the United States and Canada. A more detailed description of the product categories for each reportable segment is set forth below.

BUSINESS SEGMENTS

U.S. RETAIL.    In the United States, we market our retail products primarily through our own sales organization, supported by advertising and other promotional activities. Our products primarily are distributed directly to retail food chains, cooperatives, membership stores and wholesalers. Certain food products also are sold through distributors and brokers. Our principal product categories in the U.S. Retail segment are as follows:

Big G Cereals.    We produce and sell a number of ready-to-eat cereals, including such brands as: Cheerios, Honey Nut Cheerios, Frosted Cheerios, Apple Cinnamon Cheerios, MultiGrain Cheerios, Berry Burst Cheerios, Team Cheerios, Wheaties, Lucky Charms, Total Corn Flakes, Whole Grain Total, Total Raisin Bran, Brown Sugar and Oat Total, Trix, Golden Grahams, Wheat Chex, Corn Chex, Rice Chex, Multi-Bran Chex, Honey Nut Chex, Kix, Berry Berry Kix, Fiber One, Reese’s Puffs, Cocoa Puffs, Cookie Crisp, Cinnamon Toast Crunch, French Toast Crunch, Peanut Butter Toast Crunch, Clusters, Oatmeal Crisp, Basic 4 and Raisin Nut Bran.

Meals.    We manufacture and sell several lines of convenient dinner products, including Betty Crocker dry packaged dinner mixes under the Hamburger Helper, Tuna Helper and Chicken Helper trademarks, Old El Paso Mexican foods and dinner kits, Progresso soups and ingredients, and Green Giant canned and frozen vegetables and meal starters. Also under the Betty Crocker trademark, we sell dry packaged specialty potatoes, Potato Buds instant mashed potatoes, Suddenly Salad salad mix and Bac*O’s salad topping. We also manufacture and market shelf-stable microwave meals under the Betty Crocker Bowl Appetit! trademark and packaged meals under the Betty Crocker Complete Meals trademark.

Pillsbury USA.    We manufacture and sell refrigerated and frozen dough products, frozen breakfast products, and frozen pizza and snack products. Refrigerated dough products marketed under the Pillsbury brand include Grands! biscuits and sweet rolls, Golden Layers biscuits, Pillsbury Ready To Bake! and Big Deluxe Classics cookies, and Pillsbury rolls, biscuits, cookies, breads and pie crust. Frozen dough product offerings include Oven Baked biscuits, rolls and other bakery goods. Breakfast products sold under the Pillsbury trademark include Toaster Strudel pastries, Toaster Scrambles pastries and Pillsbury frozen pancakes, waffles and waffle sticks. All the breakfast and refrigerated and frozen dough products incorporate the well-known Doughboy logo. Frozen pizza and snack products are marketed under the Totino’s and Jeno’s trademarks.

Baking Products.    We make and sell a line of dessert mixes under the Betty Crocker trademark, including

SuperMoist cake mixes, Rich & Creamy and Soft Whipped ready-to-spread frostings, Supreme brownie and dessert bar mixes, muffin mixes and other mixes used to prepare dessert and baking items. We market a variety of baking mixes under the Bisquick trademark, sell pouch mixes under the Betty Crocker name and produce family flour under the Gold Medal brand introduced in 1880.

Snacks.    We market Pop•Secret microwave popcorn; a line of grain snacks including Nature Valley granola bars and Milk n’Cereal bars; a line of fruit snacks including Fruit Roll-Ups, Fruit By The Foot and Gushers; a line of snack mix products including Chex Mix and Gardetto’s snack mix; and savory snacks marketed under the name Bugles.

Yoplait-Colombo.    We manufacture and sell yogurt products, including Yoplait Original, Yoplait Light, Yoplait Thick and Creamy, Trix, Yumsters, Go-GURT - yogurt-in-a-tube, Yoplait Whips! - a mousse-like yogurt, Yoplait Nouriche - a meal replacement yogurt drink, Go-GURT Smoothie - a yogurt beverage for kids, and Yoplait Smoothie - an all-family snack size smoothie. We also manufacture and sell a variety of refrigerated cup yogurt products under the Colombo brand name.

Organic.    We market organic frozen fruits and vegetables, a wide variety of canned tomato products including tomatoes and spaghetti sauce, salsa, ketchup, soup, frozen juice concentrates, pickles, fruit spreads, granola bars, frozen desserts and cereal under our Cascadian Farm and Muir Glen trademarks.

BAKERIES AND FOODSERVICE.    We market mixes and unbaked, par-baked and fully baked frozen dough products to retail, supermarket and wholesale bakeries under the Pillsbury and Gold Medal trademarks. In addition, we sell flour to bakery, foodservice and manufacturing customers. We also market frozen dough products, branded baking mixes, cereals, snacks, dinner and side dish products, refrigerated and soft-serve frozen yogurt, and custom food items to quick serve chains and other restaurants, business and school cafeterias, convenience stores and vending companies.

INTERNATIONAL.    Our international businesses consist of operations and sales in Canada, Latin America, Europe and the Asia/Pacific region. Outside the United States, we manufacture our products in 13 countries and distribute them in over 100 countries. In Canada, we market products in many categories, including cereals, meals, refrigerated dough products, baking products and snacks. Outside of North America, we offer numerous local brands in addition to such internationally recognized brands as Häagen-Dazs ice cream, Old El Paso Mexican foods, Green Giant vegetables, Pillsbury dough products and mixes, Betty Crocker mixes and Bugles snacks. We also sell mixes and dough products to bakery and foodservice customers outside of the United States and Canada. These international businesses are managed through 27 sales and marketing offices.

    For additional geographic information please see Note Eighteen to the Consolidated Financial Statements appearing on pages 53 through 54 in Item Eight of this report.

FINANCIAL INFORMATION ABOUT REPORTABLE SEGMENTS

The following tables set forth the percentage of net sales and operating profit from each reportable segment:

Percent of Net Sales

For Fiscal Years Ended May	2005	2004	2003

U.S. Retail	69%	70%	71%
Bakeries and Foodservice	16	16	17
International	15	14	12

Total	100%	100%	100%

Percent of Operating Profit

For Fiscal Years Ended May	2005	2004	2003

U.S. Retail	85%	88%	88%
Bakeries and Foodservice	7	6	8
International	8	6	4

Total	100%	100%	100%

    Our management reviews operating results to evaluate segment performance. Operating profit for the reportable segments excludes unallocated corporate items (including foreign currency transaction losses of $6 million, $2 million and less than $1 million in fiscal 2005, 2004 and 2003, respectively); interest, including minority interest, expense; restructuring and other exit costs; gain on divestitures; debt repurchase costs; income taxes; and earnings from joint ventures as they are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by management. Under our supply chain organization, our manufacturing, warehouse and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures for long-lived assets, and depreciation and amortization expenses are neither maintained nor available by operating segment.

    Financial information for our reportable business segments is set forth in Note Eighteen to the Consolidated Financial Statements appearing on pages 53 through 54 in Item Eight of this report.

JOINT VENTURES

In addition to our consolidated operations, we manufacture and sell products through several joint ventures.

Domestic Joint Venture.    We have a 50 percent equity interest in 8th Continent, LLC, a joint venture formed with DuPont to develop and market soy-based products. This venture began marketing a line of 8th Continent soymilk to limited markets in July 2001 and nationally in June 2003.

International Joint Ventures.    We have a 50 percent equity interest in Cereal Partners Worldwide (CPW), a joint venture with Nestlé S.A., that distributes cereal products in more than 130 countries and republics. The cereal products marketed by CPW under the umbrella Nestlé trademark in fiscal 2005 included: Chocapic, Cini Minis, Cookie Crisp, Corn Flakes, Crunch, Fitness, Fitness and Fruit, Honey Nut Cheerios, Cheerios, Nesquik, Shredded Wheat and Shreddies. CPW also markets cereal bars in several European countries and manufactures private label cereals for customers in the United Kingdom.

    We have a 50 percent interest in each of four joint ventures for the manufacture, distribution and marketing of Häagen-Dazs frozen ice cream products and novelties in Japan, Korea, Thailand and the Philippines. We also have a 50 percent interest in Seretram, a joint venture with Co-op de Pau for the production of Green Giant canned corn in France.

    See Note Four to the Consolidated Financial Statements appearing on page 36 in Item Eight of this report.

COMPETITION

The consumer foods market is highly competitive, with numerous manufacturers of varying sizes in the United States and throughout the world. Our principal strategies for competing in each of our segments include superior product quality, innovative advertising, product promotion, product innovation and price. In most product categories, we compete not only with other widely advertised branded products, but also with generic products and private label products, which are generally sold at lower prices. Internationally, we compete primarily with local manufacturers, and each country includes a unique group of competitors.

CUSTOMERS

During fiscal 2005, one customer, Wal-Mart Stores, Inc., accounted for approximately 16 percent of our consolidated net sales and 22 percent of our sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. The top five customers in our U.S. Retail segment accounted for approximately 45 percent of its fiscal 2005 net sales. For our Bakeries and Foodservice segment, the top five customers accounted for approximately 34 percent of its fiscal 2005 net sales.

SEASONALITY

In general, demand for our products is evenly balanced throughout the year. However, demand for our refrigerated dough, frozen baked goods and baking products is stronger in the fourth calendar quarter. Demand for Progresso soup and Green Giant canned and frozen vegetables is higher during the fall and winter months. Internationally, demand for Häagen-Dazs ice cream is higher during the summer months and demand for baking mix and dough products increases during winter months. Due to the offsetting impact of these demand trends, as well as the different seasons in the northern and southern hemispheres, our international net sales are generally evenly balanced throughout the year.

GENERAL INFORMATION

Trademarks and Patents.    Trademarks and service marks are vital to our businesses. Our products are marketed under trademarks and service marks that are owned by or licensed to us. The most significant trademarks and service marks used in our businesses are set forth in italics in the business discussions above. These marks include the trademarks used in our international joint ventures that are owned by or licensed to the joint ventures. In addition, some of our products are marketed under or in combination with trademarks that have been licensed from others, including Yoplait yogurt, Reese’s Puffs cereal, Hershey’s chocolate included with a variety of products, and a variety of characters and brands used on fruit snacks, including Sunkist, Shrek, Care Bears and various Warner Bros. characters. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

    J. M. Smucker Company (Smucker) holds an exclusive royalty-free license to use the Doughboy trademark and Pillsbury brand in the dessert mix and baking mix categories. The license is renewable without cost in 20-year increments at Smucker’s discretion.

    Given our focus on developing and marketing innovative, proprietary products, we consider the collective rights under our various patents, which expire from time to time, a valuable asset, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.

Raw Materials and Supplies.    The principal raw materials that we use are grains, sugar, dairy products, vegetables, fruits, meats, vegetable oils, other agricultural products, plastic and paper packaging materials, operating supplies and energy. We have some long-term fixed price contracts, but the majority of our raw materials are purchased on the open market. We believe that we will be able to obtain an adequate supply of needed ingredients and packaging materials. Occasionally and where possible, we make advance purchases of items significant to our business in order to ensure continuity of operations. Our objective is to procure materials meeting both our quality standards and our production needs at the lowest total cost to us. Our strategy is to buy these materials at price levels that allow a targeted profit margin. Since commodities generally represent the largest variable cost in manufacturing our products, to the extent possible, we hedge the risk associated with adverse price movements using exchange-traded futures and options, forward cash contracts and over-the-counter derivatives. These tools enable us to manage the related commodity price risk over periods of time that exceed the period of time in which the physical commodity is available. See also Note Seven to the Consolidated Financial Statements appearing on pages 38 through 40 in Item Eight of this report and the “Market Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 22 through 23 in Item Seven of this report.

Capital Expenditures.    During the fiscal year ended May 29, 2005, our aggregate capital expenditures for fixed assets and intangibles amounted to $434 million. We expect to spend approximately $450 million for capital projects in fiscal 2006, primarily for fixed assets to support further growth and increase supply chain productivity.

Research and Development.    Major research and development facilities are located at the Riverside Technical Center in Minneapolis, Minnesota and the James Ford Bell Technical Center in Golden Valley (suburban Minneapolis), Minnesota. Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging and exploratory research in new business areas. Research and development expenditures amounted to $168 million in fiscal 2005, $158 million in fiscal 2004 and $149 million in fiscal 2003.

Employees.    At May 29, 2005, we had approximately 27,800 full- and part-time employees.

Food Quality and Safety Regulation.    The manufacture and sale of consumer food products is highly regulated. In the United States, our activities are subject to regulation by various government agencies, including the Food and Drug Administration, United States Department of Agriculture, Federal Trade Commission, Department of Commerce and Environmental Protection Agency, as well as various state and local agencies. Our business is also regulated by similar agencies outside of the United States.

Environmental Matters.    As of June 2005, we were involved with the following active cleanup sites associated with the alleged release or threatened release of hazardous substances or wastes:

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

    These matters involve several different actions, including litigation initiated by governmental authorities and/or private parties, administrative proceedings commenced by regulatory agencies, and demand letters by regulatory agencies and/or private parties. Of the 12 matters in the table above, we are a party to current litigation related to one cleanup site:

•	West Coast Home Builders, Inc. v. Ashland Inc., et al. involves a claim for an unspecified amount of damages for the diminished value of property adjacent to a State of California superfund site. The cleanup of the site is covered by an existing settlement agreement between the State of California and a group of the potentially responsible parties, including us. The complaint was filed last year naming numerous parties including us, but we have not yet been served. In addition, the potentially responsible parties have an insurance policy that covers the costs of cleanup in excess of amounts already paid, including third party claims related to the site. The insurer is defending, under a reservation of rights, its insureds that have been named and served. We believe the claims are covered by the insurance policy and that even if we are served we do not have any financial exposure as a result of this litigation.
•	SPPI-Sommerville Inc., et al v. TRC Companies, Inc., et al. involves a claim for an unspecified amount of damages for the diminished value of another parcel of property adjacent to the same State of California superfund site as the West Coast Home Builders claim. This claim has been filed with the court but has not yet been served on us. As with the West Coast Home Builders claim, the potentially responsible parties have an insurance policy that covers the costs of cleanup in excess of amounts already paid, including third party claims related to the site. The insurer is defending, under a reservation of rights, its insureds that have been named and served. We believe the claims are covered by the insurance policy and that even if we are served we do not have any financial exposure as a result of this litigation.

    We recognize that our potential exposure with respect to any of these sites may be joint and several, but have concluded that our probable aggregate exposure is not material. This conclusion is based upon, among other things, our payments and/or accruals with respect to each site; the number, ranking and financial strength of other potentially responsible parties identified at each of the sites; the status of the proceedings, including various settlement agreements, consent decrees or court orders; allocations of volumetric waste contributions and allocations of relative responsibility among potentially responsible parties developed by regulatory agencies and by private parties; remediation cost estimates prepared by governmental authorities or private technical consultants; and our historical experience in negotiating and settling disputes with respect to similar sites.

    Our operations are subject to the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, and the Federal Insecticide, Fungicide

and Rodenticide Act, and all similar state environmental laws applicable to the jurisdictions in which we operate.

    Based on current facts and circumstances, we believe that neither the results of our environmental proceedings nor our compliance in general with environmental laws or regulations will have a material adverse effect upon our capital expenditures, earnings or competitive position.

EXECUTIVE OFFICERS OF THE REGISTRANT

The section below summarizes our executive officers, together with their ages and business experience:

Y. Marc Belton, age 46, is Senior Vice President, Worldwide Health, Brand and New Business Development. Mr. Belton joined General Mills in 1983 and has held various positions throughout General Mills, including President of Snacks Unlimited from 1994 to 1997, New Ventures from 1997 to 1999 and Big G from 1999 to 2002. From 2002 to May 2005, Mr. Belton was a Senior Vice President of General Mills with oversight responsibility for Yoplait, General Mills Canada and New Business Development. Mr. Belton was elected a Vice President of General Mills in 1991, a Senior Vice President in 1994 and to his current position in May 2005. Mr. Belton is a director of Navistar International Corporation.

Randy G. Darcy, age 54, is Executive Vice President, Worldwide Operations and Technology. Mr. Darcy joined General Mills in 1987, was named Vice President, Director of Manufacturing, Technology and Operations in 1989, served as Senior Vice President, Supply Chain from 1994 to 2003 and Senior Vice President, Chief Technical Officer with responsibilities for Supply Chain, Research and Development, and Quality and Regulatory Operations from 2003 to 2005. He was named to his present position in May 2005. Mr. Darcy was employed by Procter & Gamble from 1973 to 1987, serving in a variety of management positions.

Rory A. M. Delaney, age 60, is Senior Vice President, Strategic Technology Development. Mr. Delaney joined General Mills in this position in 2001 from The Pillsbury Company where he spent a total of eight years, last serving as Senior Vice President of Technology, responsible for the development and application of food technologies for Pillsbury’s global operations. Prior to joining The Pillsbury Company, Mr. Delaney spent 18 years with PepsiCo, last serving as Senior Vice President of Technology for Frito-Lay North America.

James A. Lawrence, age 52, is Executive Vice President, Chief Financial Officer and International. Mr. Lawrence joined General Mills as Chief Financial Officer in 1998 from Northwest Airlines where he was Executive Vice President, Chief Financial Officer. Prior to joining Northwest Airlines in 1996, he was at Pepsi-Cola International, serving initially as Executive Vice President and subsequently as President and Chief Executive Officer for its operations in Asia, the Middle East and Africa. Mr. Lawrence is a director of Avnet, Inc.

Siri S. Marshall, age 57, is Senior Vice President, General Counsel, Chief Governance and Compliance Officer and Secretary. Ms. Marshall joined General Mills in 1994 as Senior Vice President, General Counsel and Secretary from Avon Products, Inc. where she spent 15 years, last serving as Senior Vice President, General Counsel and Secretary.

Michael A. Peel, age 55, is Senior Vice President, Human Resources and Corporate Services. Mr. Peel joined General Mills in this position in 1991 from PepsiCo where he spent 14 years, last serving as Senior Vice President, Human Resources, responsible for PepsiCo Worldwide Foods. Mr. Peel is a director of Select Comfort Corporation.

Kendall J. Powell, age 51, is Executive Vice President and Chief Operating Officer, U.S. Retail. Mr. Powell joined General Mills in 1979 and held various positions before becoming Vice President, Marketing Director of Cereal Partners Worldwide in 1990. He was President of Yoplait in 1996, named President of the Big G division in 1997 and appointed Senior Vice President of General Mills in 1998. From 1999 to 2004, he was Chief Executive Officer of Cereal Partners Worldwide and was elected Executive Vice President of General Mills in 2004 with responsibilities for our Meals, Pillsbury USA, Baking Products and Bakeries and Foodservice divisions. Mr. Powell was named to his present position in May 2005.

Jeffrey J. Rotsch, age 55, is Executive Vice President, Worldwide Sales and Channel Development. Mr. Rotsch joined General Mills in 1974 and served as the President of several divisions, including Betty Crocker and Big G cereals. He served as Senior Vice President from 1993 to 2005 and as President, Consumer Foods Sales, from 1997 to 2005. Mr. Rotsch was named to his present position in May 2005.

Stephen W. Sanger, age 59, has been Chairman of the Board and Chief Executive Officer of General Mills since 1995. Mr. Sanger joined General Mills in 1974 and served as the head of several business units, including Yoplait USA and Big G cereals. He was elected a Senior Vice President in 1989, an Executive Vice President in 1991, Vice Chairman in 1992 and President in 1993. He is a director of Target Corporation and Wells Fargo & Company.

Christina L. Shea, age 52, is Senior Vice President, External Relations and President, General Mills Foundation. Ms. Shea joined General Mills in 1977 and has held various positions in the Big G, Yoplait/Colombo, Gold Medal, Snacks and Betty Crocker divisions. From 1994 to 1999, she was President of the Betty Crocker division and was named a Senior Vice President of General Mills in 1998. She became President of General Mills Community Action and the General Mills Foundation in 2002 and was named to her current position in May 2005.

Kenneth L. Thome, age 57, is Senior Vice President, Financial Operations. Mr. Thome joined General Mills in 1969 and was named Vice President, Controller for Convenience and International Foods Group in 1985, Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991 and was elected to his present position in 1993.

AVAILABLE INFORMATION

Availability of Reports.    We are a reporting company under the Securities Exchange Act of 1934, as amended (the 1934 Act), and file reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). The public may read and copy any of our filings at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may access this information at the SEC’s internet website: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

Website Access.    Our website address is www.generalmills.com. We make available, free of charge at the “Investors” portion of this website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s current expectations and assumptions. We and our representatives also may from time to time make written or oral forward-looking statements, including statements contained in our filings with the SEC and in our reports to stockholders.

    The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from potential results discussed in such statements. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

    In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

    Our future results could be affected by a variety of factors, such as:

•	competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions and promotional activities of our competitors;
•	actions of competitors other than as described above;

•	economic conditions, including changes in inflation rates, interest rates or tax rates;
•	product development and innovation;
•	consumer acceptance of new products and product improvements;
•	consumer reaction to pricing actions and changes in promotion levels;
•	acquisitions or dispositions of businesses or assets;
•	changes in capital structure;
•	changes in laws and regulations, including changes in accounting standards and labeling and advertising regulations;
•	changes in customer demand for our products;
•	effectiveness of advertising, marketing and promotional programs;
•	changes in consumer behavior, trends and preferences, including weight loss trends;
•	consumer perception of health-related issues, including obesity;
•	changes in purchasing and inventory levels of significant customers;
•	fluctuations in the cost and availability of supply chain resources, including raw materials, packaging and energy;
•	benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities;
•	foreign economic conditions, including currency rate fluctuations; and
•	political unrest in foreign markets and economic uncertainty due to terrorism or war.

    We undertake no obligation to publicly revise any forward-looking statements to reflect future events or circumstances.

    Our debt securities are rated by rating organizations. You should note that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating agency and that each rating should be evaluated independently of any other rating.

Item 2   Properties

We own our principal executive offices and main research facilities, which are located in the Minneapolis, Minnesota metropolitan area. We operate numerous manufacturing facilities and maintain many sales and administrative offices and warehouses, mainly in the United States. Other facilities are operated in Canada and elsewhere around the world.

    As of May 2005, we operated 60 facilities for the production of a wide variety of food products. Of these plants, 35 are located in the United States, eight in Asia, seven in Canada and Mexico, five in Europe, four in Latin America and one in South Africa. The following table lists the locations of our principal North American production facilities, all of which are owned by us:

•	Irapuato, Mexico
•	Trenton, Ontario
•	Lodi, California
•	Carson, California
•	Covington, Georgia
•	Cedar Rapids, Iowa
•	Belvidere, Illinois
•	West Chicago, Illinois
•	New Albany, Indiana
•	Reed City, Michigan
•	Chanhassen, Minnesota
•	Hannibal, Missouri
•	Joplin, Missouri
•	Vineland, New Jersey
•	Albuquerque, New Mexico
•	Buffalo, New York
•	Martel, Ohio
•	Wellston, Ohio
•	Murfreesboro, Tennessee
•	Milwaukee, Wisconsin

    We own flour mills at eight locations: Avon, Iowa; Buffalo, New York; Great Falls, Montana; Kansas City, Missouri; Minneapolis, Minnesota (2); Vallejo, California (not currently operating); and Vernon, California. We operate seven terminal grain elevators (in Minnesota and Wisconsin), and have country grain elevators in seven locations (primarily in Idaho), plus additional seasonal elevators (primarily in Idaho).

    We also own or lease warehouse space aggregating approximately 12,100,000 square feet, of which approximately 9,500,000 square feet are leased. We lease a number of sales and administrative offices in the United States, Canada and elsewhere around the world, totaling approximately 2,900,000 square feet.

Item 3   Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our management’s opinion, there were no claims or litigation pending as of May 29, 2005, that are reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters,” on pages 5 and 6 of this report, for a discussion of environmental matters in which we are involved.

    On October 15, 2003, we announced that the SEC had issued a formal request for information concerning our sales practices and related accounting. On February 3, 2004, we announced that the Staff of the SEC had issued a Wells notice reflecting the Staff’s intention to recommend that the SEC bring a civil action against us, our Chief Executive Officer and our Chief Financial Officer. On June 2, 2005, we announced that the SEC’s Staff had decided to terminate its investigation of our sales practices and related accounting. The SEC’s Staff notified us that it had decided not to recommend an enforcement action against us, our Chief Executive Officer or our Chief Financial Officer.

Item 4   Submission of Matters to a Vote of Security Holders

No matters require disclosure here.

PART II

Item 5   Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange. On July 15, 2005, there were approximately 36,065 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note Twenty to the Consolidated Financial Statements on page 55 in Item Eight of this report. Information regarding restrictions on our ability to pay dividends in certain situations is set forth in Note Nine to the Consolidated Financial Statements on pages 42 and 43 in Item Eight of this report.

    The following table sets forth information with respect to shares of our common stock that we purchased during the three fiscal months ended May 29, 2005.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program(b)

February 28, 2005 through April 3, 2005	49,067	$49.83	—	—
April 4, 2005 through May 1, 2005	80,223	$48.90	—	—
May 2, 2005 through May 29, 2005	34,915	$49.36	—	—

Total	164,205	$49.28	—	37,391,653

(a)	The total number of shares purchased includes: (i) 88,400 shares purchased from the ESOP fund of our 401(k) savings plan, (ii) 55,000 shares purchased by the trust for our 401(k) savings plan and (iii) 20,805 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock.
(b)	On February 21, 2000, we announced that our Board of Directors approved a program to repurchase General Mills common stock, with a maximum of 170 million shares to be held in our treasury. The Board did not specify an expiration date for the program.

Item 6   Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 29, 2005.

In Millions, Except Per Share Data Fiscal Year Ended	May 29, 2005	May 30, 2004	May 25, 2003	May 26, 2002	May 27, 2001

Earnings per share — basic	$3.34	$2.82	$2.49	$1.38	$2.34
Earnings per share — diluted	3.08	2.60	2.35	1.34	2.28
Net sales	11,244	11,070	10,506	7,949	5,450
Net earnings	1,240	1,055	917	458	665
Total assets	18,066	18,448	18,227	16,540	5,091
Long-term debt, excluding current portion	4,255	7,410	7,516	5,591	2,221
Stockholders’ equity	5,676	5,248	4,175	3,576	52
Dividends per share	1.24	1.10	1.10	1.10	1.10

Diluted earnings per share for fiscal 2004 and 2003 have been restated for the adoption of EITF Issue 04-8.
All sales-related and selling, general and administrative information prior to fiscal 2002 has been restated for the adoption of EITF Issue 01-09.
Our acquisition of Pillsbury on October 31, 2001, significantly affected our financial condition and results of operations beginning in fiscal 2002.

Item 7   Management’s Discussion and Analysis of Financial Condition
             and Results of Operations

EXECUTIVE OVERVIEW

We are a global consumer foods company. We develop differentiated food products and market these value-added products under unique brand names. We work continuously on product innovation to improve our established brands and to create new products that meet consumers’ evolving needs and preferences. In addition, we build the equity of our brands over time with strong consumer-directed marketing and innovative merchandising. We believe our brand-building strategy is the key to winning and sustaining leading share positions in markets around the globe.

    Our businesses are organized into three segments. Our U.S. Retail segment accounted for approximately 69 percent of our fiscal 2005 net sales, and reflects business with a wide variety of grocery stores; specialty stores; drug, dollar and discount chains; and mass merchandisers operating throughout the United States. Our major product categories in this business segment are: ready-to-eat cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our Bakeries and Foodservice segment generated approximately 16 percent of fiscal 2005 net sales. This business segment consists of products marketed to retail and wholesale bakeries, to commercial and noncommercial foodservice distributors and operators, and to convenience stores throughout the United States and Canada. The remaining 15 percent of our fiscal 2005 net sales was generated by our consolidated International businesses. These include a retail business in Canada that largely mirrors our U.S. retail product mix, along with retail and foodservice businesses competing in key markets in Europe, Latin America and the Asia/Pacific region. In addition to these consolidated operations, we participate in several joint ventures. We record our proportionate share of after-tax earnings or losses from these ventures.

    Our fundamental business goal is to generate superior returns for our stockholders over the long term by delivering growth in sales and earnings while improving return on capital, coupled with an attractive dividend yield. In the most recent fiscal year, General Mills’ total return to stockholders was 11 percent, while the S&P 500 Index returned 9 percent; from fiscal 2000 to 2005, General Mills’ total return to stockholders averaged 7 percent while the S&P 500 Index posted a negative 1 percent average annual return over this period.

    For the fiscal year ended May 29, 2005, our net sales grew 2 percent and diluted earnings per share grew 18 percent including the benefit of gains on divestitures. Details of our financial results are provided in the “Results of Operations” section below. Our cash flow in 2005 was strong, enabling us to increase our dividend payments, continue to make significant fixed asset investments to support future growth and productivity, and reduce our total debt by $2.0 billion.

    Results for fiscal 2005 were limited by two principal factors. First, higher commodity costs led to a reduction in our gross margin. Second, we increased list and/or targeted promoted prices in several categories in order to partially offset the higher commodity costs. In some instances, price gaps developed versus competitors, and we subsequently increased trade promotion costs in order to remain competitive. This was particularly true for promoted prices in the cereal category, where the price gap led to reduced volume and profit for the Big G cereal division. However, slight profit growth in our Bakeries and Foodservice segment was encouraging, as was the continued success of our international expansion plans.

    As we begin fiscal 2006, we are encouraged by the momentum in several of our key businesses. Sustaining that momentum and restoring growth in our U.S. cereal business will be key to achieving our targeted results in 2006. In addition, we must renew good earnings growth in our Bakeries and Foodservice segment. We face several challenges that will hinder earnings growth in the year ahead. Commodity prices continue to rise, although not as quickly as they did in 2005, and energy costs and our salary and benefit expense are expected to be higher. These increasing costs will negatively impact our margins; therefore, in order for our plan to be successful we must restore growth in our margin rate. To offset the increasing costs and grow margins, our plans call for continued realization of price increases we announced in fiscal 2005 combined with productivity savings through supply chain and administrative cost-saving efforts.

    We believe the key driver of our success in 2006 will be operating profit growth, which will be driven by product innovation and net sales growth. Our business plans include new product activity and innovations that respond to consumers’ interest in health and nutrition, convenience and new flavor varieties.

RESULTS OF OPERATIONS — 2005 VS. 2004

Our net sales for fiscal 2005 were $11.2 billion, an increase of 2 percent for the year compared to sales in fiscal 2004. Excluding the effect of the 53rd week in 2004, net sales increased 3 percent. The components of net sales growth are shown in the following table:

Components of Net Sales Growth Fiscal 2005 vs. Fiscal 2004
Unit Volume Growth:
52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	+2 pts
Absence of 53rd week	–1 pt
Price/Product Mix/Foreign Currency Exchange	+4 pts
Trade and Coupon Promotion Expense	–3 pts

Net Sales Growth	+2%

    The unit volume growth in fiscal 2005 contributed approximately $17 million in gross margin improvement (net sales less cost of sales) over fiscal 2004. However, overall gross margin decreased by $77 million, primarily due to increased cost of sales driven primarily by approximately $170 million in commodity cost increases. As a result, gross margin as a percent of net sales decreased 130 basis points versus fiscal 2004 to 39 percent in fiscal 2005.

    Selling, general and administrative costs decreased by $25 million from fiscal 2004 to fiscal 2005, primarily driven by four factors: a $54 million decrease in consumer marketing expense, a $37 million increase in distribution costs, a $32 million increase in unallocated corporate items and a $34 million decrease in merger-related costs. These merger-related costs were items related to the planning and execution of the integration of Pillsbury.

    Net interest expense decreased 10 percent from $508 million in fiscal 2004 to $455 million in fiscal 2005, primarily due to reduction of debt levels. Interest expense includes preferred distributions paid on subsidiary minority interests. We have in place a net amount of interest rate swaps that convert $645 million of fixed-rate debt to floating rates. Taking into account the effect of our interest rate swaps, the average interest rate on our total outstanding debt and subsidiary minority interests was 5.4 percent.

    Restructuring and other exit costs were $84 million in fiscal 2005. These charges were primarily associated with the supply chain initiatives to further increase asset utilization and reduce manufacturing and sourcing costs. The actions included plant closures and production realignment resulting in asset write-downs, severance and related costs. Our fiscal 2004 results included restructuring and other exit costs of $26 million.

    We recorded a gain of $499 million on two divestitures in fiscal 2005. On February 28, 2005, Snack Ventures Europe (SVE), our snacks joint venture with PepsiCo, Inc., was terminated and our 40.5 percent interest was redeemed. On April 4, 2005, we sold our Lloyd’s barbecue business to Hormel Foods Corporation. We received $799 million in cash proceeds from these dispositions and the proceeds were used to repurchase debt. In fiscal 2005, we earned $28 million after tax from SVE and Lloyd’s.

    We incurred $137 million in debt repurchase costs in fiscal 2005 resulting from the repurchase of $760 million in aggregate principal amount of our outstanding 6% Notes due in 2012. The costs consisted of $73 million of noncash interest rate swap losses reclassified from Accumulated Other Comprehensive Income, $59 million of purchase premium and $5 million of non-cash unamortized cost of issuance expense.

    In fiscal 2005 our effective income tax rate increased to 36.6 percent, driven primarily by the tax impacts of our fiscal 2005 divestitures. The higher book tax expense related to the fiscal 2005 divestitures did not result in the payment of significant cash taxes. Our effective income tax rate was 35 percent in fiscal 2004. We expect our effective tax rate in fiscal 2006 to be approximately 35.5 percent.

    After-tax earnings from joint venture operations grew 20 percent to reach $89 million in fiscal 2005, compared with $74 million reported a year earlier. This increase was primarily due to unit volume gains by our continuing joint ventures. As of May 29, 2005, we were a 50 percent partner in several joint ventures. Our international joint ventures include Cereal Partners Worldwide (CPW), our joint venture with Nestlé, and Häagen-Dazs joint ventures in Asia. 8th Continent is our domestic joint venture with DuPont to develop and market soy beverages. On February 28, 2005, we announced the redemption of our 40.5 percent share of SVE as described above.

    Our results of operations reflect the adoption of Emerging Issues Task Force Issue No. 04–8 (EITF 04–8), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The effect of EITF 04-8 reduced our fiscal 2005 diluted earnings per share by $0.19, and reduced previously reported diluted earnings per share by $0.15 and $0.08 for fiscal 2004 and 2003, respectively, related to our contingently convertible debt issued in 2002.

    Average diluted shares outstanding were 409 million in fiscal 2005, down 1 percent from 413 million in fiscal 2004 as the repurchase of 17 million shares from Diageo was partially offset by stock option exercises.

    Net income increased to $1.24 billion in fiscal 2005, from $1.06 billion in 2004. Earnings per diluted share of $3.08 in 2005 were up 18 percent from $2.60 in 2004 primarily due to the redemption of our SVE interest, the sale of Lloyd’s and the reduction in interest expense.

OPERATING SEGMENT RESULTS

U.S. Retail Segment

Net sales for our U.S. Retail operations totaled $7.78 billion in fiscal 2005, compared to $7.76 billion in fiscal 2004. The components of the change in net sales are shown in the following table:

Components of U.S. Retail Change in Net Sales Fiscal 2005 vs. Fiscal 2004
Unit Volume Growth:
52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	+3 pts
Absence of 53rd week	–2 pts
Price/Product Mix	+2 pts
Trade and Coupon Promotion Expense	–3 pts

Change in Net Sales	Flat

    Unit volume grew 1 percent versus fiscal 2004. Excluding the prior year’s extra week, unit volume grew 3 percent. All of our U.S. Retail divisions with the exception of Big G cereals experienced volume growth for the year:

U.S. Retail Unit Volume Growth Fiscal 2005 vs. Fiscal 2004
Yoplait	+11%
Snacks	+2
Baking Products	+1
Meals	+1
Pillsbury USA	+1
Big G Cereals	–5

Total U.S. Retail	+1%

52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	+3%

    Big G cereal volume fell 5 percent in fiscal 2005, with contributions from new products including reduced-sugar versions of Cinnamon Toast Crunch, Trix and Cocoa Puffs more than offset by the loss of volume associated with the increases in list and/or promoted prices. Yoplait yogurt volume increased 11 percent with continued growth from established cup yogurt lines. Snacks division volume was up 2 percent, led by the introduction of new Nature Valley granola bar products. Meals division unit volume rose 1 percent with growth in our Progresso, Hamburger Helper and Old El Paso businesses. Unit volume growth of 1 percent for Pillsbury USA reflected gains for refrigerated cookies and bread and Totino’s pizza and hot snacks. Baking Products division unit volume was up 1 percent behind growth in mass merchandising channels.

    Retail dollar sales for our major brands grew 2 percent overall on a 52 versus 52-week basis as measured by ACNielsen including panel projections for Wal-Mart:

General Mills Retail Dollar Sales Growth (52 vs. 52-week Basis) Fiscal 2005 vs. Fiscal 2004
Composite Retail Sales	+2%

Major Product Lines:
Ready-to-serve Soup	+12%
Refrigerated Yogurt	+8
Dessert Mixes	+6
Refrigerated Dough	+5
Grain Snacks	+3
Dry Dinners	+2
Ready-to-eat Cereals	–2
Fruit Snacks	–3

Source: ACNielsen including panel projections for Wal-Mart

    The unit volume growth in fiscal 2005 contributed approximately $13 million in gross margin improvement over fiscal 2004, but overall gross margin decreased by $144 million. Cost of sales increased by $161 million, driven primarily by commodity cost increases, and net pricing realization (defined as the impact of list and promoted price increases net of increases in trade promotion costs) did not contribute to offset those increased costs. Gross margin as a percent of net sales decreased 200 basis points versus fiscal 2004 to 43 percent in fiscal 2005.

    Selling, general and administrative costs decreased by $54 million, primarily due to decreases in consumer marketing spending.

    Operating profits declined to $1.72 billion, down from $1.81 billion in fiscal 2004.

Bakeries and Foodservice Segment

Net sales for our Bakeries and Foodservice operations decreased slightly to $1.74 billion in fiscal 2005 compared to $1.76 billion in fiscal 2004. The components of the change in net sales are shown in the following table:

Components of Bakeries and Foodservice Change in Net Sales Fiscal 2005 vs. Fiscal 2004
Unit Volume Growth:
52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	–3 pts
Absence of 53rd week	–2 pts
Price/Product Mix	+4 pts
Trade and Coupon Promotion Expense	Flat

Change in Net Sales	–1%

    Unit volume was down 5 percent, or down 3 percent on a comparable 52-week basis, reflecting softness in shipments to our foodservice distributors and bakery customers that was partially offset by growth in sales to convenience stores. Unit volume by major customer category was:

Bakeries and Foodservice Unit Volume Growth Fiscal 2005 vs. Fiscal 2004
Convenience Stores/Vending	+17%
Wholesale/In-store Bakery	–6
Distributors/Restaurants	–9

Total Bakeries and Foodservice	–5%

52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	–3%

    The unit volume decline in fiscal 2005 reduced gross margin by approximately $22 million compared to fiscal 2004. However, overall gross margin increased by $5 million as an increase in cost of sales was offset by positive net pricing realization. Gross margin as a percent of net sales increased slightly versus fiscal 2004 to 26 percent in fiscal 2005.

    Selling, general and administrative costs increased by only $3 million.

    Operating profits increased from $132 million in fiscal 2004 to $134 million in fiscal 2005.

International Segment

Net sales for our International operations totaled $1.72 billion in fiscal 2005 compared to $1.55 billion in 2004. The components of net sales growth are shown in the following table:

Components of International Net Sales Growth Fiscal 2005 vs. Fiscal 2004
Unit Volume Growth:
52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	+6 pts
Absence of 53rd week	–1 pt
Price/Product Mix	+3 pts
Foreign Currency Exchange	+6 pts
Trade and Coupon Promotion Expense	–3 pts

Net Sales Growth	+11%

    Unit volume grew 5 percent for the year and comparable 52-week volume was up 6 percent. International unit volume growth was driven by 12 percent growth in the Asia/Pacific region:

International Unit Volume Growth Fiscal 2005 vs. Fiscal 2004
Asia/Pacific	+12%
Latin America	+8
Canada	+2
Europe	+1

Consolidated International	+5%

52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	+6%

    Using constant exchange rates to translate components of earnings, the unit volume increase in fiscal 2005 improved gross margin by approximately $27 million; overall gross margin increased by $52 million, as net price realization more than offset increases in cost of sales; gross margin as a percent of sales improved to 35 percent; selling, general and administrative costs increased $10 million; and operating profit increased $42 million, or 35 percent over fiscal 2004.

    Operating profits including the favorable effects of foreign currency rate changes grew to $171 million, 44 percent above last year’s $119 million.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate items were $32 million in expense in fiscal 2005, including $18 million in costs (classified as cost of sales) associated with restructuring and other exit activities. Fiscal 2004 expense was $17 million, including merger-related costs of $34 million. The primary factors accounting for the remaining variance were severance costs of $21 million in fiscal 2005 that were not associated with restructuring and other exit activities, and an increase of $9 million in stock-based compensation expense.

JOINT VENTURES

Our share of after-tax joint venture earnings increased from $74 million in fiscal 2004 to $89 million in fiscal 2005, primarily due to unit volume gains in our continuing ventures, as follows:

Joint Ventures Unit Volume Growth Fiscal 2005 vs. Fiscal 2004
CPW	+4%
Häagen-Dazs	+3
8th Continent	+29

Ongoing Joint Ventures	+4%

    Our interest in SVE was redeemed in February 2005, and therefore is excluded from the table above.

    Our joint ventures do not share our fiscal year, and therefore did not have the benefit of a 53rd week in fiscal 2004.

RESULTS OF OPERATIONS — 2004 VS. 2003

Net earnings for the 53-week fiscal 2004 were $1.06 billion, up 15 percent from fiscal 2003. Diluted earnings per share were $2.60 compared to $2.35 in fiscal 2003, as adjusted for the effects of EITF 04-8. Annual net sales rose 5 percent, to $11.1 billion, driven by a 3 percent increase in worldwide unit volume and a 2 percent increase in net price realization, including foreign exchange. Excluding the effect of the 53rd week, net sales increased 4 percent. This performance reflected improvement in our U.S. Retail and International segments, but was constrained by economic and internal factors limiting growth in our Bakeries and Foodservice segment.

    U.S. Retail unit volume grew 4 percent in fiscal 2004, or 2 percent excluding the 53rd week. All of our U.S. Retail divisions experienced volume growth, fueled by an increase in product and marketing innovation. Net sales for these operations totaled $7.76 billion in fiscal 2004, compared to $7.41 billion in fiscal 2003. Operating profits totaled $1.81 billion, up 3 percent from $1.75 billion in the prior year.

    Bakeries and Foodservice results in fiscal 2004 included a unit volume decline of 3 percent, or 4 percent excluding the extra week, reflecting softness in our bakery business and elimination of low-margin product lines. Net sales fell slightly to $1.76 billion in fiscal 2004 compared to $1.80 billion in fiscal 2003, while operating profit declined 15 percent from $156 million in fiscal 2003 to $132 million in fiscal 2004.

    International unit volume increased 5 percent in fiscal 2004, or 4 percent excluding the extra week, driven by growth in the Asia/Pacific region, Canada and Europe. Net sales totaled $1.55 billion in fiscal 2004 compared to $1.30 billion in 2003, and operating profits grew to $119 million, up 31 percent from the prior year’s $91 million total.

    Unallocated corporate items decreased from $76 million in fiscal 2003 to $17 million in fiscal 2004, primarily driven by a $36 million decrease in merger-related costs as the integration of Pillsbury was completed during the year.

    Our share of after-tax joint venture earnings increased from $61 million in fiscal 2003 to $74 million in fiscal 2004, primarily due to unit volume gains.

IMPACT OF INFLATION

It is our view that changes in the general rate of inflation have not had a significant effect on profitability over the three most recent years other than as noted above related to commodities. We attempt to minimize the effects of inflation through appropriate planning and operating practices. Our risk management practices are discussed in the “Market Risk Management” section below.

CASH FLOWS

Sources and uses of cash in the past three years are shown in the following table. Over the most recent three-year period, General Mills’ operations have generated $4.8 billion in cash. In fiscal 2005, cash flow from operations totaled over $1.7 billion. That was up from the previous year due primarily to the change in current assets and liabilities included in cash flows from operations providing $258 million cash in 2005 versus using $186 million cash in 2004. The fiscal 2005 source of cash was due primarily to an increase in accrued taxes as the result of receiving cash benefits from the utilization of capital losses for tax purposes. The fiscal 2004 use of cash was primarily due to lower accrued liabilities, payments against integration and restructuring liabilities, and changes in accrued taxes.

Cash Sources (Uses)

In Millions, Fiscal Year	2005	2004	2003

From continuing operations	$1,711	$1,461	$1,631
Purchases of land, buildings and equipment, net	(390)	(592)	(697)
Investments in businesses, intangibles and affiliates, net	64	(2)	(261)
Change in marketable securities	32	122	(6)
Proceeds from disposition of businesses	799	—	—
Other investing activities, net	(9)	2	(54)
Decrease in outstanding debt, net	(2,170)	(695)	(616)
Proceeds from minority investors	835	—	148
Common stock issued	195	192	96
Treasury stock purchases	(771)	(24)	(29)
Dividends paid	(461)	(413)	(406)
Other financing activities, net	(13)	(3)	(78)

Increase (Decrease) in Cash and Cash Equivalents	$(178)	$48	$(272)

    In fiscal 2005, capital investment for land, buildings, equipment and intangibles decreased to $434 million from $653 million in fiscal 2004. We expect capital expenditures of approximately $450 million in fiscal 2006.

    Dividends in 2005 totaled $1.24 per share, a payout of 40 percent of diluted earnings per share, or 48 percent of diluted earnings per share excluding the net gain from divestitures and debt repurchases. Our board of directors announced a 6 percent dividend increase to an annual rate of $1.32 per share, effective with the dividend payable on August 1, 2005.

    The decrease in outstanding debt in fiscal 2005 includes the results of debt repurchases. On March 23, 2005, we commenced a cash tender offer for our outstanding 6% Notes due in 2012. The tender offer resulted in the purchase of $500 million principal amount of the Notes. Subsequent to the expiration of the tender offer, we purchased an additional $260 million principal amount of the Notes in the open market. The aggregate purchases resulted in the debt repurchase costs described earlier in the “Results of Operations – 2005 vs. 2004” section.

    In May 2002, a wholly owned subsidiary of General Mills sold 150,000 Class A preferred membership interests in General Mills Cereals LLC (GMC) to an unrelated third-party investor in exchange for $150 million. On October 8, 2004, a wholly owned subsidiary of General Mills sold 835,000 Series B-1 preferred membership interests in GMC in exchange for $835 million. Currently, all interests in GMC, other than the aforementioned interests, but including all managing member interests, are held by wholly owned subsidiaries of General Mills. We used $750 million of the proceeds from the sale of GMC Series B-1 interests to purchase approximately 17 million shares of our common stock from Diageo plc at $45.20 per share in October 2004. This share repurchase was made in conjunction with Diageo’s sale of approximately 33 million additional shares of General Mills common stock in an underwritten public offering. Following these transactions, Diageo and its affiliates held approximately 29 million shares of General Mills common stock.

    Concurrently in October 2004, Lehman Brothers Holdings Inc. issued $750 million of notes, which are mandatorily exchangeable for General Mills common stock. In connection with the issuance of those notes, an affiliate of Lehman Brothers entered into a forward purchase contract with General Mills, under which we are obligated to deliver to such affiliate between approximately 14 million and 17 million shares of General Mills common stock, subject to adjustment under certain circumstances. These shares will generally be deliverable by us in October 2007, in exchange for $750 million in cash or, in certain circumstances, securities of an affiliate of Lehman Brothers. We recorded a $43 million fee for this forward purchase contract as an adjustment to stockholders’ equity.

    With respect to the holders of minority interests in GMC, the Series B-1 interests will be exchanged for shares of our perpetual preferred stock upon the occurrence of certain events, including a decrease in our long-term debt rating below either Ba3 as rated by Moody’s or BB- as rated by Standard & Poor’s or Fitch, Inc., or a failure to pay a quarterly dividend on our common stock. In addition, if GMC fails to make certain required distributions, we will be restricted from paying any dividend (other than dividends in the form of shares of common stock) or other distributions on shares of our common stock, and may not repurchase or redeem shares of our common stock, until such distributions are paid. The Class A interests have the right to request the dissolution and liquidation of GMC upon the occurrence of certain events, including the bankruptcy of GMC or its subsidiaries, failure to deliver the preferred distributions, failure to comply with portfolio requirements, breaches of certain covenants, lowering of our senior debt rating below either Baa3 by Moody’s or BBB by Standard & Poor’s, and a failed attempt to remarket the Class A interests as a result of a breach of GMC’s obligations to assist in such remarketing. In the event of a liquidation of GMC, each member of GMC would receive the amount of its then capital account balance. The managing member may avoid liquidation in most circumstances by exercising an option to purchase the Class A interests. An election to purchase the preferred membership interests could impact our liquidity by requiring us to refinance the purchase price.

    Our board of directors has authorized the repurchase from time to time of shares of our common stock subject to a maximum of 170 million shares held in our treasury. We did not repurchase a significant number of our shares on the open market in fiscal 2005. With the completion of our $2 billion debt reduction plan in fiscal 2005, we intend to resume open-market share repurchases in fiscal 2006.

FINANCIAL CONDITION

Our total debt was $6.2 billion as of May 29, 2005, a decrease of $2.0 billion from May 30, 2004. We also consider our leases and deferred income taxes related to tax leases as part of our debt structure, and include them in our measurement of “adjusted debt plus certain minority interests,” as shown in the table below. In fiscal 2005, our adjusted debt plus certain minority interests declined by $1.7 billion, to $6.7 billion, and our stockholders’ equity grew to $5.7 billion. The market value of our stockholders’ equity increased as well, as an increase in share price was partially offset by a decrease in shares outstanding. As of May 29, 2005, our equity market capitalization was $18.3 billion, based on a price of $49.68 per share and 369 million basic shares outstanding. Our total market capitalization, including adjusted debt, minority interests and equity capital, was $25.8 billion as of May 29, 2005, down slightly from the total as of May 30, 2004.

Capital Structure

In Millions	May 29, 2005	May 30, 2004

Notes payable	$299	$583
Current portion of long-term debt [1]	1,638	233
Long-term debt	4,255	7,410

Total debt	6,192	8,226
Debt adjustments:
Deferred income taxes — tax leases	64	66
Leases — debt equivalent	672	600
Certain cash and cash equivalents	(511)	(699)
Marketable investments, at cost	(24)	(54)

Adjusted debt	6,393	8,139
Certain minority interests [2]	300	299

Adjusted debt plus certain minority interests	6,693	8,438
Other minority interests [2]	833	—
Stockholders’ equity	5,676	5,248

Total Capital	$13,202	$13,686

1	Includes zero coupon convertible debentures due in 2022 as the result of put provisions exercisable in October 2005.
2	The Class A interests in GMC and Series A interests in General Mills Capital, Inc. (GM Capital) are included in adjusted debt plus certain minority interests, whereas the Series B-1 interests of GMC are excluded since they are exchangeable for equity in certain circumstances.

    At the end of fiscal 2005, approximately 68 percent of our adjusted debt plus certain minority interests was long-term. This includes classifying the zero coupon convertible debentures as short-term due to put provisions exercisable in October 2005.

    We consider our leases and deferred income taxes related to tax leases as part of our fixed-rate obligations. The following table, when reviewed in conjunction with the capital structure table, shows the composition of our debt structure including the impact of using derivative instruments.

Debt Structure

In Millions	May 29, 2005		May 30, 2004

Floating-rate	$838	13%	$1,169	14%
Fixed-rate	5,119	76	6,603	78
Leases — debt equivalent	672	10	600	7
Deferred income taxes — tax leases	64	1	66	1

Adjusted Debt Plus
Certain Minority Interests	$6,693	100%	$8,438	100%

    Commercial paper is a continuing source of short-term financing. We can issue commercial paper in the United States, Canada and Europe, through a program established in fiscal 1999. Our commercial paper borrowings are supported by $1.85 billion in committed credit lines. Currently, we have no outstanding borrowings under these credit lines. The following table details the fee-paid credit lines we had available as of May 29, 2005.

Committed Credit Facilities

	Amount	Expiration

Core Facilities	$0.75 billion	January 2009
	$1.10 billion	January 2006

Total Credit Facilities	$1.85 billion

    On June 23, 2004, we filed a Universal Shelf Registration Statement (the Shelf) with the SEC covering the sale of up to $5.9 billion of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts, purchase units and units (all described in the Shelf). In addition, the Shelf covered the resale of approximately 50 million shares of our common stock owned by an affiliate of Diageo plc, which was completed in October 2004 as described in the “Cash Flows” section above. The SEC declared the Shelf effective on September 20, 2004. As of May 29, 2005, approximately $5.1 billion remained available under the Shelf for future use.

    We believe that two important measures of financial strength are the ratios of fixed charge coverage and cash flows from operations to adjusted debt plus certain minority interests. Our fixed charge coverage in fiscal 2005 was 4.7 times compared to 3.8 times in fiscal 2004, and cash flows from operations to adjusted debt plus certain minority interests increased to 26 percent. We expect to pay down between $100 and $200 million of adjusted debt plus certain minority interests in fiscal 2006. Our goal is to return to a mid single-A rating for our long-term debt, and to the top tier short-term rating, that we held prior to our announcement of the Pillsbury acquisition. Currently, Standard and Poor’s Corporation has ratings of BBB+ on our publicly held long-term debt and A-2 on our commercial paper. Moody’s Investors Services, Inc. has ratings of Baa2 for our long-term debt and P-2 for our commercial paper. Fitch Ratings, Inc. rates our long-term debt BBB+ and our commercial paper F-2. Dominion Bond Rating Service in Canada currently rates General Mills as A-low.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements nor is it our policy to issue guarantees to third parties. We have, however, issued guarantees of approximately $168 million for the debt and other obligations of unconsolidated affiliates, primarily CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases, which totaled approximately $462 million at May 29, 2005.

    The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period. The majority of the purchase obligations represent commitments for projected raw material and packaging needs to be utilized in the normal course of business and for consumer-directed marketing commitments that support our brands. The fair value of our interest rate swaps was $221 million at May 29, 2005, based on interest rates as of that date. Future changes in interest rates will impact the amount of cash ultimately paid or received to settle those liabilities in the future. Other long-term obligations primarily consist of income taxes, accrued compensation and benefits, miscellaneous liabilities and minority interests. We are unable to estimate the timing of the payments for these items. We do not have significant statutory or contractual funding requirements for our defined-benefit retirement and other postretirement benefit plans. Further information on these plans, including our expected contributions for fiscal 2006, is set forth in Note Fourteen to the Consolidated Financial Statements appearing on pages 47 through 51 in Item Eight of this report.

In Millions, Payments Due by Fiscal Year	Total	2006	2007-08	2009-10	2011 and Thereafter

Long-term debt [1]	$5,893	$1,638	$2,523	$187	$1,545
Operating leases	462	92	150	108	112
Purchase obligations	1,906	1,577	192	74	63

Total	$8,261	$3,307	$2,865	$369	$1,720

1	Includes current portion. The zero coupon convertible debentures are included in the 2006 estimated payments as the result of put provisions exercisable in October 2005.

    If holders of the zero coupon convertible debentures exercise their rights to require us to repurchase the notes in October 2005, we intend to refinance that obligation using sources of financing discussed previously.

CRITICAL ACCOUNTING POLICIES

For a complete description of our significant accounting policies, please see Note One to the Consolidated Financial Statements appearing on pages 31 through 34 in Item Eight of this report. Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that may require significant management judgment and estimates. These policies include our accounting for trade and consumer promotion activities; asset impairments; income taxes; and pension and postretirement liabilities.

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

    We set annual sales objectives and interim targets as a regular practice to manage our business. Our sales employees are salaried, and are eligible for annual cash incentives based on performance against objectives including goals for unit volume and the trade promotion cost per unit required to achieve the unit volume goal. Our sales employees have discretion to plan and adjust the timing of merchandising activity over the course of the year, and they also have some discretion to adjust the level of trade promotion funding applied to a particular event.

    Our unit volume in the last week of each quarter is consistently higher than the average for the preceding weeks of the quarter. In comparison to the average daily shipments in the first 12 weeks of a quarter, the final week of each quarter has approximately two to four days’ worth of incremental shipments (based on a five-day week), reflecting increased promotional activity at the end of the quarter. This increased activity includes promotions to assure that our customers have sufficient inventory on hand to support major marketing events or increased seasonal demand early in the next quarter, as well as promotions intended to help achieve interim unit volume targets. This increased sales activity results in shipments that are in direct response to orders from customers or authorized pursuant to prearranged inventory-management agreements, and accordingly are recognized as revenue within that quarter. The two to four day range of increased unit volume in the last week of each quarter has been generally consistent from quarter to quarter over the last three years, except that in the third quarter of fiscal 2005, we were slightly below the two to four day range, primarily as actions to raise promoted prices on Big G cereals resulted in declines in promoted volume. If incremental shipments had been within the two to four day range, our reported U.S. Retail volume growth for the quarter would have remained unchanged.

    As part of our effort to assess the results of our promotional activities, we regularly estimate the amount of “retailer inventory” in the system — defined as product that we have shipped to our customers that has not yet been purchased from our customers by the end-consumer. While it is not possible for us to measure the absolute level of inventory, we are able to estimate the change that occurs each month by comparing our shipments to retail customers with their sales to end-consumers as reported by ACNielsen. Our estimate indicates inventory levels peak in November when retailers have increased inventories to meet seasonal demand for products like refrigerated dough and ready-to-serve soup. This seasonal trend is generally consistent from year to year, even as retailers have taken actions to reduce their ongoing inventory levels.

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

Income Taxes

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open tax issues are not dissimilar in size or substance from historical items, except for the accounting for losses recorded as part of the Pillsbury transaction. The finalization of the tax benefits related to these losses would be accounted for as a reduction of goodwill.

Pension Accounting

The accounting for pension and other postretirement liabilities requires the estimation of several critical factors. Key assumptions that determine this liability and related income or expense include the discount rate and expected rate of return on plan assets.

    Our discount rate assumption is determined annually based on the interest rate for long-term high-quality corporate bonds using yields for maturities that match the expected benefit obligations. The discount rate used to determine the pension and other postretirement obligations as of the balance sheet date is the rate in effect as of that measurement date. That same discount rate also is used to determine pension and other postretirement expense for the following fiscal year.

    Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions. Our historical investment performance compound annual growth rates are 18%, 7%, 11%, 11%, 12% and 13% for the 1, 5, 10, 15, 20 and 30 year periods ended May 29, 2005.

    In addition to our assumptions about the discount rate and the expected rate of return on plan assets, we base our determination of pension expense or income on a market-related valuation of assets which reduces year-to-year volatility in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded. As of May 29, 2005, we had cumulative unrecognized actuarial net losses of approximately $993 million on our pension plans and $393 million on our postretirement plans, primarily as the result of decreases in our discount rate assumptions. These unrecognized actuarial net losses will result in decreases in our future pension income and increases in postretirement expense since they currently exceed the corridors defined by SFAS No. 87 and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

    In fiscal 2005, we recorded net pension and postretirement expense of $6 million compared to $5 million in fiscal 2004. The discount rates used in our pension and other postretirement assumptions were 6.0 percent for the obligation as of May 25, 2003 and for our fiscal 2004 income and expense, and 6.65 percent for the obligation as of May 30, 2004 and for our fiscal 2005 income and expense. For fiscal 2004 and 2005, we assumed a rate of return of 9.6 percent on our pension plan assets and our other postretirement plan assets.

    For our fiscal 2006 pension and other postretirement income and expense estimate, we have reduced the discount rate to 5.55 percent for our pension liabilities and 5.50 percent for our postretirement liabilities, based on interest rates as of May 29, 2005. The expected rate of return on plan assets remains 9.6 percent. Actual future net pension and postretirement income or expense will depend on investment performance, changes in future discount rates and various other factors related to the populations participating in our pension and postretirement plans.

    Lowering the expected long-term rate of return on assets by 50 basis points would increase our net pension and postretirement expense for fiscal 2006 by approximately $18 million. Lowering the discount rate by 50 basis points would increase our net pension and postretirement expense for fiscal 2006 by approximately $24 million.

NEW ACCOUNTING RULES

The FASB issued SFAS No. 123(R), “Share-Based Payment,” in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) will become effective for us in the first quarter of fiscal 2007. We are still evaluating the impact of adopting SFAS 123(R) on our consolidated financial statements.

    In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for the fiscal year beginning after June 15, 2005, and is effective for us in fiscal 2007. We do not expect SFAS No. 151 to have a material impact on our results of operations or financial condition.

    In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for the first fiscal period beginning after June 15, 2005, and is effective for us in the second quarter of fiscal 2006. We do not expect SFAS No. 153 to have a material impact on our results of operations or financial condition.

    In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (FSP No. 109-2). FSP No. 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on income tax expense and deferred tax liability. FSP No. 109-2 includes a one year reduced tax rate on repatriation of foreign earnings and a phased-in tax deduction provided for qualifying domestic production activities. We are currently evaluating the impact of repatriation provisions as Treasury guidance is provided. However, the range of reasonably possible amounts of unremitted earnings that is being considered for repatriation in fiscal year 2006 is between $0 and $60 million with the respective income tax impact ranging from $0 to $3 million based on a 5.25 percent tax rate.

    In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," (FIN 47). FIN 47 requires that liabilities be recognized for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. We will adopt FIN 47 at the end of fiscal 2006 and do not expect it to have a material impact on our results of operations or financial condition.

MARKET RISK MANAGEMENT

We are exposed to market risk stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our earnings and cash flows. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under company policies that place clear controls on these activities. The counterparties in these transactions are highly rated institutions. Our hedging transactions include (but are not limited to) the use of a variety of derivative financial instruments.

Interest Rates    We manage our debt structure and our interest rate risk through the use of fixed- and floating-rate debt and derivatives. We use interest rate swaps to hedge our exposure to interest rate changes, and also to reduce volatility of our financing costs. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount. Our primary exposure is to U.S. interest rates. As of May 29, 2005, we had $7.0 billion of aggregate notional principal amounts (the principal amount on which the fixed or floating interest rate is calculated) outstanding, including amounts that neutralize exposure through offsetting swaps. See Note Seven to the Consolidated Financial Statements appearing on pages 38 through 40 in Item Eight of this report.

Foreign Currency Rates    Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. We primarily use foreign currency forward contracts and option contracts to selectively hedge our cash flow exposure to changes in exchange rates. These contracts function as hedges, since they change in value inversely to the change created in the underlying exposure as foreign exchange rates fluctuate. Our primary exchange rate exposures are with the Canadian dollar, the euro, the Australian dollar, the Mexican peso and the British pound against the U.S. dollar.

Commodities    Certain commodities used in the production and distribution of our products are exposed to market price risks. We manage this market risk through an integrated set of financial instruments, including purchase orders, noncancelable contracts, futures contracts, futures options and swaps. Our primary commodity price exposures are to grains, vegetables, dairy products, sugar, vegetable oils, meats, fruits, other agricultural products, packaging materials and energy costs.

Value at Risk    These estimates are intended to measure the maximum potential fair value General Mills could lose in one day from adverse changes in market interest rates, foreign exchange rates or commodity prices, under normal market conditions. A Monte Carlo (VAR) methodology was used to quantify the market risk for our exposures. The models assumed normal market conditions and used a 95 percent confidence level.

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

    The table below presents the estimated maximum potential one-day loss in fair value for our interest rate, foreign currency and commodity market-risk-sensitive instruments outstanding on May 29, 2005. The amounts were calculated using the VAR methodology described above.

	Fair Value Impact

In Millions	May 29, 2005	Average during 2005	May 30, 2004

Interest rate instruments	$18	$23	$31
Foreign currency instruments	1	2	3
Commodity instruments	1	2	5

Item 7A   Quantitative and Qualitative Disclosures About Market Risk

See the information in the “Market Risk Management” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 22 through 23 in Item Seven of this report.

Item 8   Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 29, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

    Based on our assessment using the criteria set forth by COSO in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of May 29, 2005.

    KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting.

S. W. Sanger Chairman of the Board and Chief Executive Officer	J. A. Lawrence Executive Vice President, Chief Financial Officer and International

July 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
General Mills, Inc.:

    We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that General Mills, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management’s assessment that General Mills maintained effective internal control over financial reporting as of May 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, General Mills maintained, in all material respects, effective internal control over financial reporting as of May 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 29, 2005 and May 30, 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows, for each of the fiscal years in the three-year period ended May 29, 2005, and our report dated July 28, 2005 expressed an unqualified opinion on those consolidated financial statements.

Minneapolis, Minnesota
July 28, 2005

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

    Management has established a system of internal controls that provides reasonable assurance that assets are adequately safeguarded and transactions are recorded accurately in all material respects, in accordance with management’s authorization. We maintain a strong audit program that independently evaluates the adequacy and effectiveness of internal controls. Our internal controls provide for appropriate separation of duties and responsibilities, and there are documented policies regarding use of our assets and proper financial reporting. These formally stated and regularly communicated policies demand highly ethical conduct from all employees.

    The Audit Committee of the Board of Directors meets regularly with management, internal auditors and our independent auditors to review internal control, auditing and financial reporting matters. The independent auditors, internal auditors and employees have full and free access to the Audit Committee at any time.

    The Audit Committee reviewed and approved the Company’s annual financial statements and recommended to the full Board of Directors that they be included in the Annual Report. The Audit Committee also recommended to the Board of Directors that the independent auditors be reappointed for fiscal 2006, subject to ratification by the stockholders at the annual meeting.

S. W. Sanger Chairman of the Board and Chief Executive Officer	J. A. Lawrence Executive Vice President, Chief Financial Officer and International

July 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
General Mills, Inc.:

    We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 29, 2005 and May 30, 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended May 29, 2005. In connection with our audits of the consolidated financial statements we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 29, 2005 and May 30, 2004, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 29, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of General Mills’ internal control over financial reporting as of May 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 28, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Minneapolis, Minnesota
July 28, 2005

General Mills, Inc. and Subsidiaries
Consolidated Statements of Earnings

In Millions, Except Per Share Data, Fiscal Year Ended	May 29, 2005	May 30, 2004	May 25, 2003

Net Sales	$11,244	$11,070	$10,506
Costs and Expenses:
Cost of sales	6,834	6,584	6,109
Selling, general and administrative	2,418	2,443	2,472
Interest, including minority interest, net	455	508	547
Restructuring and other exit costs	84	26	62
Divestitures (gain)	(499)	–	–
Debt repurchase costs	137	–	–

Total Costs and Expenses	9,429	9,561	9,190

Earnings before Income Taxes and Earnings from Joint Ventures	1,815	1,509	1,316
Income Taxes	664	528	460
Earnings from Joint Ventures	89	74	61

Net Earnings	$1,240	$1,055	$917

Earnings per Share – Basic	$3.34	$2.82	$2.49

Earnings per Share – Diluted	$3.08	$2.60	$2.35

See accompanying notes to consolidated financial statements.

General Mills, Inc. and Subsidiaries
Consolidated Balance Sheets

In Millions	May 29, 2005	May 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$573	$751
Receivables, less allowance for doubtful accounts of $19 in 2005 and $19 in 2004	1,034	1,010
Inventories	1,037	1,063
Prepaid expenses and other current assets	203	222
Deferred income taxes	208	169

Total Current Assets	3,055	3,215
Land, Buildings and Equipment at cost, net	3,007	3,111
Goodwill	6,684	6,684
Other Intangible Assets	3,636	3,641
Other Assets	1,684	1,797

Total Assets	$18,066	$18,448

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,136	$1,110
Current portion of long-term debt	1,638	233
Notes payable	299	583
Other current liabilities	1,111	831

Total Current Liabilities	4,184	2,757

Long-term Debt	4,255	7,410
Deferred Income Taxes	1,851	1,773
Other Liabilities	967	961

Total Liabilities	11,257	12,901

Minority Interests	1,133	299

Stockholders’ Equity:
Cumulative preference stock, none issued	–	–
Common stock, 502 shares issued	5,741	5,680
Retained earnings	4,501	3,722
Common stock in treasury, at cost, shares of 133 in 2005 and 123 in 2004	(4,460)	(3,921)
Unearned compensation	(114)	(89)
Accumulated other comprehensive income (loss)	8	(144)

Total Stockholders’ Equity	5,676	5,248

Total Liabilities and Equity	$18,066	$18,448

See accompanying notes to consolidated financial statements.

General Mills, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income

	$.10 Par Value Common Stock (One Billion Shares Authorized)

	Issued		Treasury		Retained Earnings	Unearned Compensation	Accumulated Other Compre- hensive Income (Loss)	Total

In Millions, Except Per Share Data	Shares	Amount	Shares	Amount

Balance at May 26, 2002	502	$5,733	(135)	$(4,292)	$2,568	$(57)	$(376)	$3,576
Comprehensive Income:
Net earnings					917			917
Other comprehensive income, net of tax:
Net change on hedge derivatives							(4)	(4)
Net change on securities							(5)	(5)
Foreign currency translation							98	98
Minimum pension liability adjustment							(55)	(55)

Other comprehensive income							34	34

Total comprehensive income								951

Cash dividends declared ($1.10 per share)					(406)			(406)
Stock compensation plans (includes income tax benefits of $21)	–	25	4	118				143
Shares purchased			(1)	(29)				(29)
Put and call option premiums/settlements, net	–	(74)						(74)
Unearned compensation related to restricted stock awards						(11)		(11)
Earned compensation and other						25		25

Balance at May 25, 2003	502	$5,684	(132)	$(4,203)	$3,079	$(43)	$(342)	$4,175
Comprehensive Income:
Net earnings					1,055			1,055
Other comprehensive income, net of tax:
Net change on hedge derivatives							101	101
Net change on securities							(10)	(10)
Foreign currency translation							75	75
Minimum pension liability adjustment							32	32

Other comprehensive income							198	198

Total comprehensive income								1,253

Cash dividends declared ($1.10 per share)					(412)			(412)
Stock compensation plans (includes income tax benefits of $5)	–	(4)	10	306				302
Shares purchased			(1)	(24)				(24)
Unearned compensation related to restricted stock awards						(77)		(77)
Earned compensation and other						31		31

Balance at May 30, 2004	502	$5,680	(123)	$(3,921)	$3,722	$(89)	$(144)	$5,248
Comprehensive Income:
Net earnings					1,240			1,240
Other comprehensive income, net of tax:
Net change on hedge derivatives							99	99
Foreign currency translation							75	75
Minimum pension liability adjustment							(22)	(22)

Other comprehensive income							152	152

Total comprehensive income								1,392

Cash dividends declared ($1.24 per share)					(461)			(461)
Stock compensation plans (includes income tax benefits of $62)	–	104	7	232				336
Shares purchased			(17)	(771)				(771)
Forward purchase contract fees	–	(43)						(43)
Unearned compensation related to restricted stock awards						(66)		(66)
Earned compensation and other						41		41

Balance at May 29, 2005	502	$5,741	(133)	$(4,460)	$4,501	$(114)	$8	$5,676

See accompanying notes to consolidated financial statements.

General Mills, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In Millions Fiscal Year Ended	May 29, 2005	May 30, 2004	May 25, 2003

Cash Flows – Operating Activities:
Net earnings	$1,240	$1,055	$917
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	443	399	365
Deferred income taxes	9	109	27
Changes in current assets and liabilities	258	(186)	246
Tax benefit on exercised options	62	63	21
Pension and other postretirement activity	(70)	(21)	(56)
Restructuring and other exit costs	84	26	62
Divestitures (gain)	(499)	–	–
Debt repurchase costs	137	–	–
Other, net	47	16	49

Net Cash Provided by Operating Activities	1,711	1,461	1,631

Cash Flows – Investing Activities:
Purchases of land, buildings and equipment	(414)	(628)	(711)
Investments in businesses, intangibles and affiliates, net of investment returns and dividends	64	(2)	(261)
Purchases of marketable securities	(1)	(7)	(63)
Proceeds from sale of marketable securities	33	129	57
Proceeds from disposal of land, buildings and equipment	24	36	14
Proceeds from disposition of businesses	799	–	–
Other, net	(9)	2	(54)

Net Cash Provided (Used) by Investing Activities	496	(470)	(1,018)

Cash Flows – Financing Activities:
Change in notes payable	(1,057)	(1,023)	(2,330)
Issuance of long-term debt	2	576	2,048
Payment of long-term debt	(1,115)	(248)	(334)
Proceeds from minority interest investors	835	–	148
Common stock issued	195	192	96
Purchases of common stock for treasury	(771)	(24)	(29)
Dividends paid	(461)	(413)	(406)
Other, net	(13)	(3)	(78)

Net Cash Used by Financing Activities	(2,385)	(943)	(885)

Increase (Decrease) in Cash and Cash Equivalents	(178)	48	(272)
Cash and Cash Equivalents – Beginning of Year	751	703	975

Cash and Cash Equivalents – End of Year	$573	$751	$703

Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$(9)	$(22)	$31
Inventories	30	24	(20)
Prepaid expenses and other current assets	9	(15)	(28)
Accounts payable	(19)	(161)	61
Other current liabilities	247	(12)	202

Changes in Current Assets and Liabilities	$258	$(186)	$246

See accompanying notes to consolidated financial statements.

General Mills, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

(A) Principles of Consolidation    Our consolidated financial statements include parent company operations and majority-owned subsidiaries as well as our investment in and share of net earnings or losses of 20- to 50-percent-owned companies, which are recorded on an equity basis. At May 29, 2005, we had invested in one variable interest entity; however, we are not its primary beneficiary and therefore do not consolidate it.

    Our fiscal year ends on the last Sunday in May. Fiscal years 2005 and 2003 each consisted of 52 weeks and fiscal 2004 consisted of 53 weeks. Our wholly owned international operations, with the exception of Canada and our export operations, are reported for the 12 calendar months ended April 30.

(B) Land, Buildings, Equipment and Depreciation    Buildings and equipment are recorded at historical cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to operating costs. Buildings are usually depreciated over 40 to 50 years, and equipment is depreciated over three to 15 years. Accelerated depreciation methods generally are used for income tax purposes. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation; the resulting gains and losses, if any, are recognized.

(C) Inventories    Inventories except grain are valued at the lower of cost or market. As discussed in Note Seven, grain inventories are valued at market. We generally use the LIFO method of valuing inventory because we believe that it is a better match with current revenues. However, FIFO is used for most foreign operations, where LIFO is not recognized for statutory purposes.

(D) Intangible Assets    Goodwill represents the difference between the purchase prices of acquired companies and the related fair values of net assets acquired and accounted for by the purchase method of accounting. We capitalize the costs of software internally developed or externally purchased for internal use. The costs of patents, copyrights and other amortizable intangible assets are amortized evenly over their estimated useful lives, generally three to 10 years.

(E) Recoverability of Long-Lived Assets    We review long-lived assets, including identifiable intangibles and goodwill, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use undiscounted cash flows when assessing our property and equipment for recoverability. We use discounted cash flow models for our annual goodwill and identifiable intangible impairment analysis. An asset is deemed impaired and is written down to its fair value if estimated related future cash flows are less than its carrying amount.

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

(G)  Derivative Financial Instruments    We use derivatives primarily to hedge our exposure to changes in foreign exchange rates, interest rates and commodity prices. All derivatives are recognized on the balance sheet at fair value based on quoted market prices and are recorded in either current or noncurrent assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period the hedged item affects earnings. If the underlying hedged transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. See Note Seven for additional information related to our derivatives.

(H) Revenue Recognition    We recognize sales upon shipment to our customers. Reported sales are net of certain coupon, trade promotion and other costs. Coupons are expensed when distributed based on estimated redemptions. Trade promotions are expensed based on estimated participation and performance levels for offered programs. We generally do not allow a right of return. However, on a limited case-by-case basis with prior approval, we may allow customers to return product in saleable condition for redistribution to other customers or outlets. These returns are recorded as reductions of net sales in the period of the return.

(I) Shipping and Handling    Shipping costs associated with the distribution of finished product to our customers are recorded as selling, general and administrative expense and are recognized when the related finished product is shipped to the customer.

(J)  Research and Development    All expenditures for research and development are charged against earnings in the year incurred.

(K) Advertising Production Costs    We expense the production costs of advertising the first time that the advertising takes place.

(L) Stock-Based Compensation    We use the intrinsic value method for measuring the cost of compensation paid in our common stock. This method defines our cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. Our stock option plans require that the employee’s payment (i.e., exercise price) be the market value as of the grant date.

    The following table illustrates the pro forma effect on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In Millions, Except Per Share Data, Fiscal Year	2005	2004	2003

Net earnings, as reported	$1,240	$1,055	$917
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	24	17	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(62)	(67)	(68)

Pro forma net earnings	$1,202	$1,005	$862

Earnings per share:
Basic – as reported	$3.34	$2.82	$2.49
Basic – pro forma	$3.24	$2.68	$2.34
Diluted – as reported	$3.08	$2.60	$2.35
Diluted – pro forma	$2.99	$2.49	$2.22

    These amounts reflect the expensing of share awards made to retirement-eligible employees over the expected vesting period of the award. SFAS 123(R), when adopted, will require the expensing of future awards over the period to retirement eligibility, if less than the vesting period. See Note One (O). Future share-based compensation amounts may differ from the pro forma amounts presented based on that change as well as any changes in the number of options granted or their fair values.

    The weighted average fair values at grant date of the options granted in fiscal 2005, 2004 and 2003 were estimated as $8.32, $8.54 and $8.24, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Year	2005		2004		2003

Risk-free interest rate	4.0%		3.9%		3.8%
Expected life	7 yea	rs	7 yea	rs	7 yea	rs
Expected volatility	21%		21%		21%
Expected dividend growth rate	10%		10%		9%

    The Black-Scholes model requires the input of certain key assumptions and does not give effect to restrictions that are placed on employee stock options.

(M) Earnings per Share    Basic Earnings per Share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS includes the effect of all dilutive potential common shares, primarily related to the effect of the contingent issuance of shares under our outstanding zero coupon convertible debentures and in-the-money stock options. See Note Twelve – Earnings Per Share.

(N) Cash and Cash Equivalents    We consider all investments purchased with an original maturity of three months or less to be cash equivalents.

(O) New Accounting Standards    Effective the first quarter of fiscal 2003, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 144 did not have a material impact on our consolidated financial statements.

    In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements of guarantees, as well as requiring the recording of certain guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements (see Note Seventeen).

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

    In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, as reflected in Note One (L) to the consolidated financial statements.

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

    In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46), as amended by FIN 46(R) in December 2003. FIN 46(R) requires that the primary beneficiary of a variable interest entity consolidate the variable interest entity in its financial statements. FIN 46(R) was implemented in our fourth quarter of fiscal 2004 and did not have an effect on our consolidated financial statements.

    In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revision to SFAS No. 132 requires additional disclosures for pension and other postretirement benefits plans, which are presented in Note Fourteen – Retirement and Other Postretirement Benefit Plans.

    The Medicare Prescription Drug Improvement and Modernization Act of 2003 (Act) was signed into law on December 8, 2003. The Act introduced a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare. FASB Staff Position 106-2 (FSP 106-2) provides accounting guidance related to the Act. We adopted FSP 106-2 at the beginning of our fourth quarter of fiscal 2004 and it did not have a material effect on our consolidated financial statements. See Note Fourteen – Retirement and Other Postretirement Benefit Plans.

    The FASB ratified in October 2004, the Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (EITF 04-8). EITF 04-8 was effective for us in the third quarter of fiscal 2005. See Note Twelve – Earnings per Share for discussion and impact on diluted shares and diluted earnings per share.

    The FASB issued SFAS No. 123(R), “Share-Based Payment,” in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) will become effective for us in the first quarter of fiscal 2007. An illustration of the impact on the Company using a Black-Scholes methodology is presented in the “Stock-based Compensation Expense for Stock Options” section of Note One (L). We have not yet determined whether we will use Black-Scholes in our final adoption of SFAS 123(R).

    In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (FSP No. 109-2). FSP No. 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on income tax expense and deferred tax liability. FSP No. 109-2 includes a one-year reduced tax rate on repatriation of foreign earnings and a phased-in tax deduction provided for qualifying domestic production activities. See Note Sixteen – Income Taxes.

2. Divestitures

On February 28, 2005, Snack Ventures Europe, our snacks joint venture with PepsiCo, Inc., was terminated and our 40.5 percent interest was redeemed. On April 4, 2005, we sold our Lloyd’s barbecue business to Hormel Foods Corporation. We received $799 million in cash proceeds from these dispositions and recorded $499 million in gains in fiscal 2005.

3. Restructuring and Other Exit Costs

In fiscal 2005, we recorded restructuring and other exit costs of $84 million pursuant to approved plans, consisting of: $74 million of charges associated with fiscal 2005 supply chain initiatives; $3 million of charges associated with Bakeries and Foodservice severance charges resulting from fiscal 2004 decisions; and $7 million of charges associated with restructuring actions prior to fiscal 2005. The charges from the fiscal 2005 initiatives included severance and pension and postretirement curtailment costs of $14 million for 551 employees being terminated, $20 million to write off assets, $30 million for the write-down of assets to their net realizable value, and $10 million of other exit costs. The carrying value of the assets written down was $36 million. Net realizable value was determined by independent market analysis.

    The fiscal 2005 initiatives were undertaken to further increase asset utilization and reduce manufacturing and sourcing costs, resulting in decisions regarding plant closures and production realignment. The actions included decisions to: close our flour milling plant in Vallejo, California, affecting 43 employees; close our par-baked bread plant in Medley, Florida, affecting 42 employees; relocate bread production from our Swedesboro, New Jersey plant, affecting 110 employees; relocate a portion of our cereal production from Cincinnati, Ohio, affecting 45 employees; close our snacks foods plant in Iowa City, Iowa, affecting 83 employees; close our dry mix production at Trenton, Ontario, affecting 53 employees; and relocate our frozen baked goods line from our plant in Chelsea, Massachusetts to another facility, affecting 175 jobs.

    These fiscal 2005 supply chain actions are also resulting in certain associated expenses, primarily resulting from adjustments to the depreciable life of the assets necessary to reflect the shortened asset lives which now coincide with the final production dates at the Cincinnati and Iowa City plants. These associated expenses are being recorded as cost of sales. The fiscal 2005 expense recorded in cost of sales was $18 million.

    In fiscal 2004, we recorded restructuring and other exit costs of $26 million pursuant to approved plans. These costs included: a severance charge for 142 employees being terminated as a result of a plant closure in the Netherlands; costs related to a plant closure in Brazil including a severance charge for 201 employees; costs for the closure of our tomato canning facility in Atwater, California, including severance costs for 47 employees; adjustments of costs associated with previously announced closures of manufacturing facilities; and a severance charge for 132 employees, related primarily to actions in our Bakeries and Foodservice organization. The carrying value of the assets written down was $3 million.

    In fiscal 2003, we recorded restructuring and other exit costs totaling $62 million pursuant to approved plans. These costs consisted of charges associated with the closure of our St. Charles, Illinois plant, expenses relating to exiting production at former Pillsbury facilities being closed, and flour mill, grain and other restructuring/closing charges. These fiscal 2003 costs include severance related to 264 St. Charles plant employees and the write-down of $31 million of production assets, primarily the St. Charles facility. The carrying value of the assets written down was $36 million. At May 29, 2005, we had disposed of all of these assets.

    The analysis of our restructuring and other exit costs activity is as follows:

In Millions	Severance	Asset Write-down	Pension and Postretirement Curtailment Cost	Other	Total

Supply Chain Restructuring Activities
Reserve balance at May 26, 2002	$24	$51	$–	$2	$77
2003 Charges	8	31	5	16	60
Utilized in 2003	(29)	(66)	(5)	(7)	(107)

Reserve balance at May 25, 2003	3	16	–	11	30
2004 Charges	2	3	–	5	10
Utilized in 2004	(5)	(18)	–	(9)	(32)

Reserve balance at May 30, 2004	–	1	–	7	8
2005 Charges	10	50	4	13	77
Utilized in 2005	(5)	(51)	(4)	(12)	(72)

Reserve Balance at May 29, 2005	$5	$–	$–	$8	$13

Sales, Bakeries and Foodservice, and Headquarters Severance
Reserve balance at May 26, 2002	$30	$–	$–	$–	$30
2003 Charges	2	–	–	–	2
Utilized in 2003	(25)	–	–	–	(25)

Reserve balance at May 25, 2003	7	–	–	–	7
2004 Charges	7	–	–	1	8
Utilized in 2004	(6)	–	–	–	(6)

Reserve balance at May 30, 2004	8	–	–	1	9
2005 Charges	2	–	–	1	3
Utilized in 2005	(7)	–	–	(2)	(9)

Reserve Balance at May 29, 2005	$3	$–	$–	$–	$3

International Restructurings
2004 Charges	$7	$1	$–	$–	$8
Utilized in 2004	(2)	–	–	–	(2)

Reserve balance at May 30, 2004	5	1	–	–	6
2005 Charges	–	1	–	3	4
Utilized in 2005	(4)	(2)	–	(2)	(8)

Reserve Balance at May 29, 2005	$1	$–	$–	$1	$2

Consolidated
Reserve balance at May 26, 2002	$54	$51	$–	$2	$107
2003 Charges	10	31	5	16	62
Utilized in 2003	(54)	(66)	(5)	(7)	(132)

Reserve balance at May 25, 2003	10	16	–	11	37
2004 Charges	16	4	–	6	26
Utilized in 2004	(13)	(18)	–	(9)	(40)

Reserve balance at May 30, 2004	13	2	–	8	23
2005 Charges	12	51	4	17	84
Utilized in 2005	(16)	(53)	(4)	(16)	(89)

Reserve Balance at May 29, 2005	$9	$–	$–	$9	$18

4. Investments in Joint Ventures

We have a 50 percent equity interest in Cereal Partners Worldwide (CPW), a joint venture with Nestlé that manufactures and markets ready-to-eat cereals outside the United States and Canada. We have guaranteed 50 percent of CPW’s debt. See Note Seventeen – Leases and Other Commitments. We have a 50 percent equity interest in 8th Continent, LLC, a domestic joint venture with DuPont to develop and market soy foods and beverages. We have 50 percent interests in the following joint ventures for the manufacture, distribution and marketing of Häagen-Dazs frozen ice cream products and novelties: Häagen-Dazs Japan K.K., Häagen-Dazs Korea Company Limited, Häagen-Dazs Distributors (Thailand) Company Limited, and Häagen-Dazs Marketing & Distribution (Philippines) Inc. We also have a 50 percent interest in Seretram, a joint venture with Co-op de Pau for the production of Green Giant canned corn in France.

    On February 28, 2005, our 40.5 percent ownership interest in the Snack Ventures Europe (SVE) joint venture was redeemed for $750 million. The redemption ended the European snack joint venture between General Mills and PepsiCo, Inc. See Note Two – Divestitures.

    The joint ventures are reflected in our consolidated financial statements on the equity basis of accounting. We record our share of the earnings or losses of these joint ventures. We also receive royalty income from certain joint ventures, incur various expenses (primarily research and development) and record the tax impact of certain joint venture operations that are structured as partnerships.

    Our cumulative investment in these joint ventures (including our share of earnings and losses) was $223 million, $434 million and $372 million at the end of fiscal 2005, 2004 and 2003, respectively. We made aggregate investments in the joint ventures of $15 million, $31 million and $17 million in fiscal 2005, 2004 and 2003, respectively. We received aggregate dividends from the joint ventures of $83 million, $60 million and $95 million in fiscal 2005, 2004 and 2003, respectively.

    Summary combined financial information for the joint ventures on a 100 percent basis follows. Since we record our share of CPW results on a two-month lag, CPW information is included as of and for the 12 months ended March 31. The Häagen-Dazs and Seretram joint ventures are reported as of and for the 12 months ended April 30. The 8th Continent information is consistent with our May year-end. The SVE information is consistent with our May year-end for fiscal 2003 and 2004, and SVE operating results for fiscal 2005 are included up through the termination date of the joint venture.

Combined Financial Information – Joint Ventures
100 Percent Basis

In Millions, Fiscal Year	2005	2004	2003

Net Sales	$2,652	$2,625	$2,159
Net Sales less Cost of Sales	1,184	1,180	952
Earnings before Income Taxes	231	205	178
Earnings after Income Taxes	184	153	125

In Millions, Fiscal Year Ended	2005	2004

Current Assets	$604	$852
Noncurrent Assets	612	972
Current Liabilities	695	865
Noncurrent Liabilities	7	14

5. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	May 29, 2005	May 30, 2004

Goodwill	$6,684	$6,684

Other Intangible Assets:
Intangible assets not subject to amortization
Brands	3,516	3,516
Pension intangible	3	6

Intangible assets not subject to amortization	3,519	3,522

Intangible assets subject to amortization, primarily capitalized software	221	197
Less accumulated amortization	(104)	(78)

Intangible assets subject to amortization	117	119

Total Other Intangible Assets	3,636	3,641

Total Goodwill and Other Intangible Assets	$10,320	$10,325

    The changes in the carrying amount of goodwill for fiscal 2003, 2004 and 2005 are as follows:

In Millions	U.S. Retail	Bakeries and Foodservice	International	Pillsbury Unallocated Excess Purchase Price	Total

Balance at May 26, 2002	$745	$59	$–	$7,669	$8,473
Activity including translation	–	–	10	(1,833)	(1,823)
Allocation to segments	4,279	1,146	411	(5,836)	–

Balance at May 25, 2003	5,024	1,205	421	–	6,650
Activity including translation	–	–	34	–	34

Balance at May 30, 2004	5,024	1,205	455	–	6,684
Activity including translation	(22)	(4)	26	–	–

Balance at May 29, 2005	$5,002	$1,201	$481	$–	$6,684

    The Pillsbury acquisition valuation and purchase price allocation was recorded in fiscal 2002 and 2003. The activity during fiscal 2003 primarily reflects the allocation of the purchase price to brand intangibles, net of tax, and the contingent value rights payment to Diageo related to the Pillsbury acquisition. Future purchase price adjustments to goodwill may occur upon the resolution of certain income tax accounting matters. See Note Sixteen – Income Taxes.

    Intangible asset amortization expense was $28 million, $23 million and $18 million for fiscal 2005, 2004 and 2003, respectively. Estimated amortization expense for the next five fiscal years (in millions) is as follows: $27 in 2006, $22 in 2007, $17 in 2008, $14 in 2009 and $14 in 2010.

6. Inventories

The components of inventories are as follows:

In Millions	May 29, 2005	May 30, 2004

Raw materials, work in process and supplies	$214	$234
Finished goods	795	793
Grain	73	77
Reserve for LIFO valuation method	(45)	(41)

Total Inventories	$1,037	$1,063

    At May 29, 2005, and May 30, 2004, respectively, inventories of $758 million and $765 million were valued at LIFO. Results of operations were not materially affected by a liquidation of LIFO inventory. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for LIFO valuation method.

7. Financial Instruments and Risk Management Activities

Financial Instruments    The carrying values of cash and cash equivalents, receivables, accounts payable and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 29, 2005, a comparison of cost and market values of our marketable securities (which are debt and equity securities) was as follows:

In Millions	Cost	Market Value	Gross Gain	Gross Loss

Held to maturity:
Debt securities	$–	$–	$–	$–
Equity securities	2	2	–	–

Total	$2	$2	$–	$–

Available for sale:
Debt securities	$17	$17	$–	$–
Equity securities	4	5	1	–

Total	$21	$22	$1	$–

    Earnings include realized gains from sales of available-for-sale marketable securities of $2 million, $20 million and $14 million in fiscal 2005, 2004 and 2003, respectively. Gains and losses are determined by specific identification. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in Accumulated Other Comprehensive Income within Stockholders’ Equity. At May 29, 2005, we owned one marketable security with a fair market value less than cost. The fair market value of this security was less than $0.1 million below its cost.

    Scheduled maturities of our marketable securities are as follows:

	Held to Maturity		Available for Sale

In Millions	Cost	Market Value	Cost	Market Value

Under one year (current)	$–	$–	$–	$–
From 1 to 3 years	–	–	6	6
From 4 to 7 years	–	–	3	3
Over 7 years	–	–	8	8
Equity securities	2	2	4	5

Totals	$2	$2	$21	$22

    Cash, cash equivalents and marketable securities totaling $63 million and $142 million were pledged as collateral as of May 29, 2005 and May 30, 2004, respectively. These assets are primarily pledged as collateral for certain derivative contracts.

    The fair value of long-term debt, including the current portion, was $6,074 million and $7,926 million at May 29, 2005 and May 30, 2004, respectively. The fair value of long-term debt is estimated using discounted cash flows based on our current incremental borrowing rates for similar types of instruments.

Risk Management Activities    As a part of our ongoing business operations, we are exposed to market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. To manage these risks, we may enter into various derivative transactions (e.g., futures, options, and swaps) pursuant to established company policies.

Interest Rate Risk –    We are exposed to interest rate volatility with regard to existing variable-rate debt and planned future issuances of fixed-rate debt. We use interest rate swaps, including forward-starting swaps, to reduce interest rate volatility and to achieve a desired proportion of variable versus fixed-rate debt, based on current and projected market conditions.

    Variable Interest Rate Exposures – Except as discussed below, variable-to-fixed interest rate swaps are accounted for as cash flow hedges, with effectiveness assessed based on either the hypothetical derivative method or changes in the present value of interest payments on the underlying debt. The amount of hedge ineffectiveness was less than $1 million in fiscal 2005, 2004 and 2003.

    When we issue fixed-rate debt, any corresponding forward-starting interest rate swaps are dedesignated as hedges and the amount related to those swaps within Accumulated Other Comprehensive Income is reclassified into earnings over the life of the associated fixed-rate debt.

    Fixed Interest Rate Exposures – Fixed-to-variable interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities. Effective gains and losses on these derivatives and the underlying hedged items are recorded as interest expense.

    In anticipation of the Pillsbury acquisition and other financing needs, we entered into pay fixed interest rate swap contracts during fiscal 2001 and fiscal 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. During fiscal 2004, $750 million of these swaps matured. In fiscal 2005, $2 billion of these swaps matured. At May 29, 2005, we still owned $3.15 billion of Pillsbury-related pay fixed swaps that were previously neutralized with offsetting pay floating swaps in fiscal 2002. At May 29, 2005, $500 million of our pay floating interest rate swaps were designated as a fair value hedge of our 2.625% notes due October 2006.

    The following table summarizes the notional amounts and weighted average interest rates of our interest rate swaps. As discussed above, we have neutralized all of our pay fixed swaps with pay floating swaps; however, we cannot present them on a net basis in the following table because the offsetting occurred with different counterparties. Average variable rates are based on rates as of the end of the reporting period.

	May 29, 2005		May 30, 2004

In Millions	Asset	Liability	Asset	Liability

Pay floating swaps – notional amount	–	$3,810	–	$5,071
Average receive rate	–	4.8%	–	4.2%
Average pay rate	–	3.1%	–	1.1%
Pay fixed swaps – notional amount	–	$3,150	–	$5,150
Average receive rate	–	3.1%	–	1.1%
Average pay rate	–	6.9%	–	6.4%

    The swap contracts mature at various dates from 2006 to 2014, as shown below.

In Millions Maturity Date	Pay Floating	Pay Fixed

2006	$25	$–
2007	1,923	1,400
2008	22	–
2009	20	–
2010	20	—
Beyond 2010	1,800	1,750

Total	$3,810	$3,150

Foreign Exchange Transaction Risk –    We are exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany product shipments, and intercompany loans. Forward contracts of generally less than 12 months duration are used to hedge some of these risks. Hedge effectiveness is assessed based on changes in forward rates. The amount of hedge ineffectiveness was $1 million or less in fiscal 2005, 2004 and 2003.

Commodity Price Risk –    We are exposed to price fluctuations primarily as a result of anticipated purchases of ingredient and packaging materials. We use a combination of long cash positions with suppliers, exchange-traded futures and option contracts and over-the-counter hedging mechanisms to reduce price fluctuations in a desired percentage of forecasted purchases over a period of generally less than one year. Except as discussed below, commodity derivatives are accounted for as cash flow hedges, with effectiveness assessed based on changes in futures prices. The amount of hedge ineffectiveness was $1 million or less in fiscal 2005, 2004 and 2003. Losses of $2 million were reclassified into earnings as a result of the discontinuance of commodity cash flow hedges in fiscal 2003.

Other Risk Management Activities –    We enter into certain derivative contracts in accordance with our risk management strategy that do not meet the criteria for hedge accounting, including our grain merchandising operation, certain foreign currency derivatives, and offsetting interest rate swaps as discussed above. Even though they may not qualify as hedges, these derivatives have the economic impact of largely mitigating the associated risks. These derivatives were not acquired for trading purposes and are recorded at fair value with changes in fair value recognized in earnings each period.

    We use a grain merchandising operation to provide us efficient access to and more informed knowledge of various commodities markets. This operation uses futures and options to hedge its net inventory position to minimize market exposure. As of May 29, 2005, our grain merchandising operation had futures and options contracts that essentially hedged its net inventory position. None of the contracts extended beyond May 2006. All futures contracts and futures options are exchange-based instruments with ready liquidity and determinable market values. Neither results of operations nor the year-end positions of our grain merchandising operation were material to our overall results.

    Unrealized losses from cash flow hedges recorded in Accumulated Other Comprehensive Income as of May 29, 2005, totaled $122 million, primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements (primarily related to the Pillsbury acquisition), which are being reclassified into interest expense over the life of the interest rate hedge as long as there continue to be interest payments on the associated debt. The estimated net amount of the existing gains and losses in Accumulated Other Comprehensive Income as of May 29, 2005, that is expected to be reclassified into earnings within the next twelve months is $36 million in expense. See Note Eight – Debt for the impact of these reclassifications on interest expense.

Concentrations of Credit Risk    We enter into interest rate, foreign exchange, and certain commodity derivatives with a diversified group of highly rated counterparties. We continually monitor our positions and the credit ratings of the counterparties involved and, by policy, limit the amount of credit exposure to any one party. These transactions may expose us to potential losses due to the credit risk of nonperformance by these counterparties; however, we have not incurred a material loss nor are losses anticipated. We also enter into commodity futures transactions through various regulated exchanges.

8. Debt

Notes Payable    The components of notes payable and their respective weighted average interest rates at the end of the periods were as follows:

	May 29, 2005		May 30, 2004

In Millions	Notes Payable	Weighted Average Interest Rate	Notes Payable	Weighted Average Interest Rate

U.S. commercial paper	$125	3.1%	$441	1.2%
Canadian commercial paper	–	–	159	2.1
Euro commercial paper	–	–	499	2.1
Financial institutions	174	7.2	234	6.7
Amounts reclassified to long-term debt	–	–	(750)	–

Total Notes Payable	$299	5.5%	$583	2.6%

    To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. As of May 29, 2005, we had $1.85 billion in committed lines and $301 million in uncommitted lines. Our committed lines consist of a $750 million credit facility expiring in January 2009 and a $1.1 billion facility expiring in January 2006. These revolving credit agreements provide us with the ability to refinance short-term borrowings on a long-term basis; accordingly, a portion of our notes payable had been reclassified to long-term debt as of May 30, 2004.

Long-Term Debt    On March 23, 2005, we commenced a cash tender offer for our outstanding 6% Notes due in 2012. The tender offer resulted in the purchase of $500 million principal amount of the Notes. Subsequent to the expiration of the tender offer, we purchased an additional $260 million principal amount of the Notes in the open market. The aggregate purchases resulted in debt repurchase costs of $137 million consisting of $73 million of noncash interest rate swap losses reclassified from Accumulated Other Comprehensive Income, $59 million of purchase premium and $5 million of noncash unamortized cost of issuance expense.

    On September 24, 2003, we sold $500 million of 2 5/8% fixed-rate notes due October 24, 2006. Interest on these notes is payable semiannually on April 24 and October 24, beginning April 24, 2004. Concurrently, we entered into an interest rate swap for $500 million notional amount where we receive 2 5/8% fixed interest and pay LIBOR plus 11 basis points.

    On August 11, 2003, we entered into a $75 million five-year term (callable after two years) bank borrowing agreement. The floating rate coupon is one month LIBOR plus 15 basis points and interest is payable on a monthly basis.

    On November 20, 2002, we sold $350 million of 3 7/8% fixed-rate notes and $135 million of 3.901% fixed-rate notes due November 30, 2007. Interest for these notes is payable semiannually on May 30 and November 30, beginning May 30, 2003.

    On October 28, 2002, we completed a private placement of zero coupon convertible debentures with a face value of approximately $2.23 billion for gross proceeds of approximately $1.50 billion. The issue price of the debentures was $671.65 for each $1,000 in face value, which represents a yield to maturity of 2.00%. The debentures cannot be called by us for three years after issuance and will mature in 20 years. Holders of the debentures can require us to repurchase the notes on the third, fifth, tenth and fifteenth anniversaries of the issuance. We have the option to pay the repurchase price in cash or in stock. The notes are classified as current portion of long-term debt as the result of the associated put provisions. The debentures are convertible into our common stock at a rate of 13.0259 shares for each $1,000 debenture. This results in an initial conversion price of approximately $51.56 per share and represents a premium of 25 percent over the closing sale price of $41.25 per share on October 22, 2002. The conversion price will increase with the accretion of the original issue discount on the debentures. Generally, except upon the occurrence of specified events, holders of the debentures are not entitled to exercise their conversion rights until our stock price is greater than a specified percentage (beginning at 125 percent and declining by 0.25 percent each six months) of the accreted conversion price per share. At May 29, 2005, the conversion price was $54.29. The shares issuable upon conversion are included in diluted earnings per share. See Note Twelve – Earnings Per Share.

    As of May 29, 2005, the amount recorded in Accumulated Other Comprehensive Income associated with our interest rate swaps ($119 million) will be reclassified to interest expense over the remaining lives of the hedged forecasted transaction, which mirrors the remaining life of swap contracts (ranging from one to eight years). The amount reclassified from Accumulated Other Comprehensive Income in fiscal 2005 was $161 million, of which $88 million was recorded as interest expense and $73 million was recorded as part of the debt repurchase costs described above. The amount expected to be reclassified from Accumulated Other Comprehensive Income to interest expense in fiscal 2006 is $34 million.

    A summary of our long-term debt is as follows:

In Millions	May 29, 2005	May 30, 2004

Zero coupon convertible debentures yield 2.0%, $2,233 due Oct. 28, 2022[1]	$1,579	$1,548
5 1/8% notes due Feb. 15, 2007	1,500	1,500
6% notes due Feb. 15, 2012	1,240	2,000
2.625% notes due Oct. 24, 2006	500	500
Medium-term notes, 4.8% to 9.1%, due 2005 to 2078	413	437
3 7/8% notes due Nov. 30, 2007	350	350
3.901% notes due Nov. 30, 2007	135	135
Zero coupon notes, yield 11.1%, $261 due Aug. 15, 2013	108	97
8.2% ESOP loan guaranty, due through June 30, 2007	6	11
Notes payable, reclassified	–	750
7.0% notes due Sept. 15, 2004	–	150
Zero coupon notes, yield 11.7%, $54 due Aug. 15, 2004	–	53
Other, primarily due July 11, 2008	62	112

	5,893	7,643
Less amounts due within one year [1]	(1,638)	(233)

Total Long-term Debt	$4,255	$7,410

1	The zero coupon convertible debentures are included in the current portion of long-term debt as the result of put provisions described above.

    See Note Seven – Financial Instruments and Risk Management Activities for a description of related interest-rate derivative instruments.

    We have guaranteed the debt of the Employee Stock Ownership Plan; therefore, the loan is reflected on our consolidated balance sheets as long-term debt with a related offset in Unearned Compensation in Stockholders’ Equity.

    The sinking fund and principal payments due on long-term debt based on stated contractual maturities are (in millions) $59, $2,037, $486, $172 and $15 in fiscal 2006, 2007, 2008, 2009 and 2010, respectively. The fiscal 2006 amount is exclusive of $1 million of interest yet to be accreted on zero coupon notes.

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

    In May 2002, a wholly owned subsidiary of the Company sold 150,000 Class A preferred membership interests in GMC to an unrelated third-party investor in exchange for $150 million. On October 8, 2004, another wholly owned subsidiary of the Company sold 835,000 Series B-1 preferred membership interests in GMC in exchange for $835 million. In connection with the sale of the Series B-1 interests, GMC and its existing members entered into a Third Amended and Restated Limited Liability Company Agreement of GMC (the LLC Agreement), setting forth, among other things, the terms of the Series B-1 and Class A interests held by the third-party investors and the rights of those investors. Currently, all interests in GMC, other than the 835,000 Series B-1 interests and 150,000 Class A interests, but including all managing member interests, are held by wholly owned subsidiaries of the Company.

    The Class A interests receive quarterly preferred distributions at a floating rate equal to (i) the sum of three-month LIBOR plus 90 basis points, divided by (ii) 0.965. The LLC Agreement requires that the rate of the distributions on the Class A interests be adjusted by agreement between the third-party investor holding the Class A interests and GMC every five years, beginning in June 2007. If GMC and the investor fail to mutually agree on a new rate of preferred distributions, GMC must remarket the Class A interests to set a new distribution rate. Upon a failed remarketing, the rate over LIBOR will be increased by 75 basis points until the next scheduled remarketing date. GMC, through its managing member, may elect to repurchase all of the Class A interests at any time for an amount equal to the holder’s capital account, plus any applicable make-whole amount. Under certain circumstances, GMC also may be required to be dissolved and liquidated, including, without limitation, the bankruptcy of GMC or its subsidiaries, failure to deliver the preferred distributions, failure to comply with portfolio requirements, breaches of certain covenants, lowering of our senior debt rating below either Baa3 by Moody’s or BBB by Standard & Poor’s, and a failed attempt to remarket the Class A interests as a result of a breach of GMC’s obligations to assist in such remarketing. In the event of a liquidation of GMC, each member of GMC would receive the amount of its then capital account balance. The managing member may avoid liquidation in most circumstances by exercising an option to purchase the Class A interests. An election to purchase the preferred membership interests could impact our liquidity by requiring us to refinance the purchase price.

    The Series B-1 interests are entitled to receive quarterly preferred distributions at a fixed rate of 4.5% per year, which is scheduled to be reset to a new fixed rate through a remarketing in October 2007. Beginning in October 2007, the managing member of GMC may elect to repurchase the Series B-1 interests for an amount equal to the holder’s then current capital account balance plus any applicable make-whole amount. GMC is not required to purchase the Series B-1 interests.

    Upon the occurrence of certain exchange events (as described below), the Series B-1 interests will be exchanged for shares of perpetual preferred stock of the Company. An exchange will occur upon the senior unsecured debt rating of the Company falling below either Ba3 as rated by Moody’s Investors Service, Inc. or BB- as rated by Standard & Poor’s or Fitch, Inc., a bankruptcy or liquidation of the Company, a default on any senior indebtedness of the Company resulting in an acceleration of indebtedness having an outstanding principal balance in excess of $50 million, the Company failing to pay a dividend on its common stock in any fiscal quarter, or certain liquidating events as set forth in the LLC Agreement.

    If GMC fails to make a required distribution to the holders of Series B-1 interests when due, we will be restricted from paying any dividend (other than dividends in the form of shares of common stock) or other distributions on shares of our common or preferred stock, and may not repurchase or redeem shares of our common or preferred stock, until all such accrued and undistributed distributions are paid to the holders of the Series B-1 interests. If the required distributions on the Series B-1 interests remain undistributed for six quarterly distribution periods, the managing member will form a nine-member board of directors to manage GMC. Under these circumstances, the holder of the Series B-1 interests will have the right to appoint one director. Upon the payment of the required distributions, the GMC board of directors will be dissolved. At May 29, 2005, we have made all required distributions to the Series B-1 interests. As discussed above, upon the occurrence of certain events the Series B-1 interests will be included in our computation of diluted earnings per share as a participating security.

    For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of GMC are included in our consolidated financial statements. The third-party investors’ Class A and Series B-1 interests in GMC are reflected as minority interests on our consolidated balance sheet, and the return to the third party investors is reflected as interest, including minority interest, expense in the consolidated statements of earnings.

    In fiscal 2003, General Mills Capital, Inc. (GM Capital), a wholly owned subsidiary, sold $150 million of its Series A preferred stock to an unrelated third-party investor. GM Capital regularly purchases our receivables. These receivables are included in the consolidated balance sheet and the $150 million purchase price for the Series A preferred stock is reflected as minority interest on the balance sheet. The proceeds from the issuance of the preferred stock were used to reduce short-term debt. The return to the third-party investor is reflected as interest, including minority interest, expense in the consolidated statements of earnings.

10. Stockholders’ Equity

Cumulative preference stock of 5 million shares, without par value, is authorized but unissued.

    We have a shareholder rights plan that entitles each outstanding share of common stock to one right. Each right entitles the holder to purchase one two-hundredths of a share of cumulative preference stock (or, in certain circumstances, common stock or other securities), exercisable upon the occurrence of certain events. The rights are not transferable apart from the common stock until a person or group has acquired 20 percent or more, or makes a tender offer for 20 percent or more, of the common stock. Then each right will entitle the holder (other than the acquirer) to receive, upon exercise, common stock of either the Company or the acquiring company having a market value equal to two times the exercise price of the right. The initial exercise price is $120 per right. The rights are redeemable by the Board of Directors at any time prior to the acquisition of 20 percent or more of the outstanding common stock. The shareholder rights plan was specifically amended so that the Pillsbury acquisition in fiscal 2002 did not trigger the exercisability of the rights. The rights expire on February 1, 2006. At May 29, 2005, there were 369 million rights issued and outstanding.

    The Board of Directors has authorized the repurchase, from time to time, of common stock for our treasury, provided that the number of treasury shares shall not exceed 170 million.

    In October 2004, we purchased approximately 17 million shares of our common stock from Diageo plc for $750 million, or $45.20 per share. This share repurchase was made in conjunction with Diageo’s sale of approximately 33 million additional shares of our common stock in an underwritten public offering. Following these transactions, Diageo and its affiliates held approximately 29 million shares of our common stock.

    Concurrently in October 2004, Lehman Brothers Holdings Inc. issued $750 million of notes, which are mandatorily exchangeable for shares of our common stock. In connection with the issuance of those notes, an affiliate of Lehman Brothers entered into a forward purchase contract with us, under which we are obligated to deliver to such affiliate between approximately 14 million and 17 million shares of our common stock, subject to adjustment under certain circumstances. These shares will generally be deliverable by us in October 2007, in exchange for $750 million in cash or, in certain circumstances, securities of an affiliate of Lehman Brothers. We recorded a $43 million fee for this forward purchase contract as an adjustment to stockholders’ equity.

    Through private transactions in fiscal 2003 as part of our stock repurchase program, we issued put options for less than 1 million shares for $1 million in premiums paid to us. As of May 29, 2005 and May 30, 2004, no put options remained outstanding. On October 31, 2002, we purchased call options from Diageo plc on approximately 29 million shares that Diageo currently owns. The premiums paid for the call options totaled $89 million. The options are exercisable in whole or in part from time to time, subject to certain limitations, during a three-year period from the date of the purchase of the calls. As of May 29, 2005, these call options for 29 million shares remained outstanding at an exercise price of $51.56 per share with a final exercise date of October 28, 2005.

    The following table provides details of Other Comprehensive Income:

In Millions	Pretax Change	Tax (Expense) Benefit	Other Compre- hensive Income

Fiscal 2003
Foreign currency translation	$98	$––	$98
Minimum pension liability	(88)	33	(55)
Other fair value changes:
Securities	7	(3)	4
Hedge derivatives	(168)	63	(105)
Reclassification to earnings:
Securities	(14)	5	(9)
Hedge derivatives	161	(60)	101

Other Comprehensive Income	$(4)	$38	$34

Fiscal 2004
Foreign currency translation	$75	$––	$75
Minimum pension liability	51	(19)	32
Other fair value changes:
Securities	5	(2)	3
Hedge derivatives	24	(9)	15
Reclassification to earnings:
Securities	(20)	7	(13)
Hedge derivatives	136	(50)	86

Other Comprehensive Income	$271	$(73)	$198

Fiscal 2005
Foreign currency translation	$75	$––	$75
Minimum pension liability	(35)	13	(22)
Other fair value changes:
Securities	2	(1)	1
Hedge derivatives	(30)	11	(19)
Reclassification to earnings:
Securities	(2)	1	(1)
Hedge derivatives	187	(69)	118

Other Comprehensive Income	$197	$(45)	$152

    Except for reclassification to earnings, changes in Other Comprehensive Income are primarily noncash items.

    Accumulated Other Comprehensive Income balances, net of tax effects, were as follows:

In Millions	May 29, 2005	May 30, 2004

Foreign currency translation adjustments	$135	$60
Unrealized gain (loss) from:
Securities	1	1
Hedge derivatives	(76)	(175)
Pension plan minimum liability	(52)	(30)

Accumulated Other Comprehensive Income (Loss)	$8	$(144)

11. Stock Plans

We use broad-based stock plans to help ensure alignment with stockholders’ interests. The 2003 Stock Compensation Plan (2003 Plan) was approved by shareholders in September 2003, increased the use of restricted stock and reduced our reliance on stock options as the principal form of long-term compensation. A total of 3,221,872 shares are available for grant under the 2003 Plan through December 31, 2005 and the 2001 Director Plan through September 30, 2006. Shares of restricted stock and restricted stock units may also be granted under the Executive Incentive Plan through September 25, 2010. Shares available for grant are reduced by shares issued, net of shares surrendered to us in stock-for-stock exercises. Options may be priced only at 100 percent of the fair market value at the date of grant. No options now outstanding have been re-priced since the original date of grant. Options now outstanding include some granted under the 1990, 1993, 1995, 1998 senior management and 1998 employee option plans, under which no further rights may be granted. All options expire within 10 years and one month after the date of grant. The stock plans provide for full vesting of options upon completion of specified service periods or in the event of a change of control.

    Stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2003 Plan. Restricted stock units, up to 50 percent of the value of an individual’s cash incentive award, may be granted through the Executive Incentive Plan. Certain restricted stock unit awards require the employee to deposit personally owned shares (on a one-for-one basis) with the Company during the restricted period. The 2001 Director Plan allows each nonemployee director to annually receive 1,000 restricted stock units convertible to common stock at a date of the director’s choosing following his or her one-year term. In fiscal 2005, 2004 and 2003, grants of 1,497,840, 1,738,581 and 345,889 shares of restricted stock or units were made to employees and directors with weighted average values at grant of $46.73, $46.35 and $44.13 per share, respectively. On May 29, 2005, a total of 4,154,993 restricted shares and units were outstanding under all plans.

    The following table contains information on stock option activity:

	Options Exercisable (Thousands)	Weighted Average Exercise Price per Share	Options Outstanding (Thousands)	Weighted Average Exercise Price per Share

Balance at May 26, 2002	30,149	$29.18	71,075	$36.03
Granted			7,890	43.90
Exercised			(3,492)	29.39
Expired			(1,113)	43.76

Balance at May 25, 2003	37,743	$31.61	74,360	$37.07
Granted			5,180	46.12
Exercised			(9,316)	27.27
Expired			(1,111)	43.06

Balance at May 30, 2004	37,191	$33.73	69,113	$38.97
Granted			4,544	46.94
Exercised			(8,334)	29.27
Expired			(1,064)	45.78

Balance at May 29, 2005	36,506	$36.08	64,259	$40.68

    The following table provides information regarding options exercisable and outstanding as of May 29, 2005:

Range of Exercise Price per Share	Options Exercisable (Thousands)	Weighted Average Exercise Price per Share	Options Outstanding (Thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (In Years)

Under $30	2,562	$26.60	2,562	$26.60	.74
$30 — $35	15,809	33.30	15,809	33.30	3.60
$35 — $40	7,104	37.42	7,105	37.42	3.25
$40 — $45	10,770	41.26	18,190	42.32	6.19
Over $45	261	47.77	20,593	47.78	7.80

	36,506	$36.08	64,259	$40.68	5.53

    SFAS No. 123 allows either a fair value based method or an intrinsic value based method of accounting for stock-based compensation plans. We use the intrinsic value based method. Stock-based compensation expense related to restricted stock for fiscal 2005, 2004 and 2003 was $38 million, $27 million and $21 million, respectively. Stock-based compensation expense for stock options is not reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. See Note One (L) for additional details.

12. Earnings Per Share

On October 13, 2004, the FASB ratified Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (EITF 04-8). EITF 04-8 became effective for us in the third quarter of fiscal 2005. The adoption of EITF 04-8 increased diluted shares outstanding by 29 million shares to give effect to shares that are contingently issuable related to our zero coupon convertible debentures issued in October 2002. Also, net earnings used for earnings per share calculations were adjusted, using the if-converted method. The effect of EITF 04-8 reduced previously reported annual diluted earnings per share by $0.15 and $0.08 for fiscal 2004 and 2003, respectively.

    Basic and diluted earnings per share (EPS) were calculated using the following:

In Millions, Except Per Share Data, Fiscal Year	2005	2004	2003

Net earnings – as reported	$1,240	$1,055	$917
Interest on contingently convertible debentures, after tax	20	20	11

Net Earnings for Diluted EPS Calculation	$1,260	$1,075	$928

Average number of common shares – basic EPS (a)	371	375	369
Incremental share effect from:
Stock options (b)	8	8	9
Restricted stock, stock rights and other (b)	1	1	–
Contingently convertible debentures (c)	29	29	17

Average Number of Common Shares – Diluted EPS	409	413	395

Earnings per Share – Basic	$3.34	$2.82	$2.49
Earnings per Share – Diluted	$3.08	$2.60	$2.35

(a)	Computed as the weighted average of net shares outstanding on stock-exchange trading days.
(b)	Incremental shares from stock options, restricted stock and stock rights are computed by the “treasury stock” method.
(c)	Shares from contingently convertible debentures are reflected using the “if-converted” method.

    When we issued the zero coupon convertible debentures, we simultaneously purchased call options to purchase 29 million shares from Diageo to directly offset the shares that are contingently issuable under the debentures as discussed in Note Ten. Under generally accepted accounting principles, the offsetting effect of these call options cannot be considered when determining the dilutive effect of the contingently issuable shares.

    We can call these debentures as early as October 2005, and we have the option to pay the repurchase price in cash or in stock. Accordingly, the dilutive effect on EPS also could be affected by our ability to repurchase the debentures in fiscal 2006.

    The diluted EPS calculation does not include 9 million, 12 million and 13 million average anti-dilutive stock options in fiscal 2005, 2004 and 2003, respectively, nor does it include 3 million average anti-dilutive put options in fiscal 2003. In addition, upon the occurrence of certain events, the forward contract with Lehman Brothers will be included in our calculation of diluted earnings per share. See Note Ten.

13. Interest, Including Minority Interest, Expense

The components of net interest, including minority interest, expense are as follows:

In Millions, Fiscal Year	2005	2004	2003

Interest expense	$449	$529	$581
Subsidiary preferred distributions to minority interest holders	39	8	8
Capitalized interest	(3)	(8)	(8)
Interest income	(30)	(21)	(34)

Interest, Including Minority Interest, Net	$455	$508	$547

    During fiscal 2005, 2004 and 2003, we made cash interest payments of $450 million, $497 million and $510 million, respectively.

14. Retirement and Other Postretirement Benefit Plans

Defined-Benefit Plans

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

    We sponsor plans that provide health-care benefits to the majority of our retirees. The salaried health-care benefit plan is contributory, with retiree contributions based on years of service. We fund related trusts for certain employees and retirees on an annual basis. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (Act) was signed into law on December 8, 2003. FASB Staff Position 106-2 (FSP 106-2) provides accounting guidance related to the Act. We adopted FSP 106-2 effective as of the Act’s enactment date, December 8, 2003. The reduction in the accumulated postretirement benefit obligation for the Act subsidy related to past services was $54 million. The effect of the subsidy on postretirement cost for fiscal 2004 was a reduction of approximately $3 million.

    We use our fiscal year-end as a measurement date for substantially all of our pension and postretirement benefit plans.

Obligations and Funded Status — Reconciliation of the funded status of these plans and the amounts included in the balance sheet are as follows:

	Pension Plans		Postretirement Benefit Plans

In Millions, Fiscal Year End	2005	2004	2005	2004

Fair Value of Plan Assets
Beginning fair value	$2,850	$2,541	$219	$202
Actual return on assets	486	451	39	34
Company contributions	46	5	20	20
Plan participant contributions	1	1	8	8
Benefits paid from plan assets	(146)	(148)	(44)	(45)

Ending Fair Value	$3,237	$2,850	$242	$219

Projected Benefit Obligation
Beginning obligations	$2,578	$2,765	$826	$814
Service cost	62	70	15	16
Interest cost	167	160	53	47
Plan amendment	1	5	–	–
Curtailment	2	–	2	–
Plan participant contributions	1	1	8	8
Actuarial loss (gain)	417	(275)	116	(12)
Actual benefits paid	(146)	(148)	(49)	(47)

Ending Obligations	$3,082	$2,578	$971	$826

Funded Status of Plans	$155	$272	$(729)	$(607)
Unrecognized actuarial loss	993	770	393	307
Unrecognized prior service costs (credits)	43	48	(11)	(13)

Net Amount Recognized	$1,191	$1,090	$(347)	$(313)

Amounts Recognized on Balance Sheets
Prepaid asset	$1,239	$1,148	$–	$–
Accrued liability	(134)	(113)	(347)	(313)
Intangible asset	3	6	–	–
Minimum liability adjustment in equity	83	49	–	–

Net Amount Recognized	$1,191	$1,090	$(347)	$(313)

The accumulated benefit obligation for all defined-benefit plans was $2,868 million and $2,415 million at May 29, 2005 and May 30, 2004, respectively.

Plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans		Postretirement Benefit Plans

In Millions, Fiscal Year End	2005	2004	2005	2004

Projected benefit obligation	$293	$291	N/A	N/A
Accumulated benefit obligation	279	282	$971	$826
Plan assets at fair value	144	167	242	219

Components of Costs — Components of net benefit (income) or expense each fiscal year are as follows:

	Pension Plans			Postretirement Benefit Plans

In Millions, Fiscal Year	2005	2004	2003	2005	2004	2003

Service cost	$62	$70	$46	$15	$16	$12
Interest cost	167	160	162	53	47	46
Expected return on plan assets	(301)	(300)	(300)	(22)	(22)	(22)
Amortization of transition asset	–	–	(3)	–	–	–
Amortization of losses	10	18	2	14	13	5
Amortization of prior service costs (credits)	6	5	6	(2)	(2)	(2)
Settlement or curtailment losses	2	–	5	2	–	1

Net (Income) Expense	$(54)	$(47)	$(82)	$60	$52	$40

Assumptions — Assumptions used to determine benefit obligations are:

	Pension Plans		Postretirement Benefit Plans

Fiscal Year End	2005	2004	2005	2004

Discount rate	5.55%	6.65%	5.50%	6.65%
Rate of salary increases	4.4	4.4	–	–

Assumptions used to determine net periodic benefit costs are:

	Pension Plans			Postretirement Benefit Plans

Fiscal Year	2005	2004	2003	2005	2004	2003

Discount rate	6.65%	6.00%	7.50%	6.65%	6.00%	7.50%
Expected long-term rate of return on plan assets	9.6	9.6	10.4	9.6	9.6	10.0
Rate of salary increases	4.4	4.4	4.4	–	–	–

    Assumed health care cost trend rates are as follows:

Fiscal Year End	2005	2004

Health care cost trend rate for next year	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.2	5.2
Year that the rate reaches the ultimate trend rate	2010	2009

    Assumed trend rates for health-care costs have an important effect on the amounts reported for the postretirement benefit plans. If the health-care cost trend rate increased by 1 percentage point in each future year, the aggregate of the service and interest cost components of postretirement expense would increase for fiscal 2005 by $6 million, and the postretirement accumulated benefit obligation as of May 29, 2005, would increase by $87 million. If the health-care cost trend rate decreased by 1 percentage point in each future year, the aggregate of the service and interest cost components of postretirement expense would decrease for fiscal 2005 by $6 million, and the postretirement accumulated benefit obligation as of May 29, 2005, would decrease by $77 million.

Plan Assets — Our weighted-average asset allocations for the past two fiscal years for our pension plans and our postretirement benefit plans are as follows:

	Pension Plans		Postretirement Benefit Plans

Fiscal Year	2005	2004	2005	2004

Asset Category
U.S. equities	37%	38%	40%	38%
International equities	18	17	17	16
Private equities	7	7	5	4
Fixed income	26	27	28	32
Real assets	12	11	10	10

Total	100%	100%	100%	100%

    The investment objective for the U.S. pension and postretirement medical plans is to secure the benefit obligations to participants at a reasonable cost to us. The goal is to optimize the long-term return on plan assets at a moderate level of risk. The pension and postretirement portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the pension and postretirement plans, the long-term investment policy allocations are: 35 percent to U.S. equities, 15 percent to international equities, 10 percent to private equities, 30 percent to fixed income and 10 percent to real assets (real estate, energy and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

    Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions.

Contributions and Future Benefit Payments — We expect to contribute $5 million to our pension plans and $21 million to our other postretirement benefit plans in fiscal 2006. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

In Millions, Fiscal Year	Pension Plans	Postretirement Benefit Plans Gross	Medicare Subsidy Receipts

2006	$151	$54	$3
2007	154	57	6
2008	157	60	7
2009	163	63	7
2010	169	65	8
2011 - 2015	951	362	45

    Certain international operations have defined-benefit pension plans that are not presented in the tables above. These international operations have prepaid pension assets of less than $1 million at the end of fiscal 2005 and 2004, and they have accrued pension plan liabilities of $7 million at the end of fiscal 2005 and $5 million as of the end of fiscal 2004. Pension expense associated with these plans was $6 million, $3 million and $3 million for fiscal 2005, 2004 and 2003, respectively.

Defined-Contribution Plans

Our total expense related to defined-contribution plans recognized in fiscal 2005, 2004 and 2003 was $17 million, $20 million and $30 million, respectively. The General Mills Savings Plan is a defined contribution plan that covers salaried and nonunion employees. It had net assets of $1,797 million as of May 29, 2005, and $1,668 million as of May 30, 2004. This plan is a 401(k) savings plan that includes a number of investment funds and an Employee Stock Ownership Plan (ESOP). The ESOP’s only assets are our common stock and temporary cash balances. The ESOP’s share of the total defined contribution expense was $11 million, $15 million and $26 million in fiscal 2005, 2004 and 2003, respectively. The ESOP’s expense is calculated by the “shares allocated” method.

    The ESOP uses our common stock to convey benefits to employees and, through increased stock ownership, to further align employee interests with those of shareholders. We match a percentage of employee contributions to the ESOP with a base match plus a variable year-end match that depends on annual results. Employees receive our match in the form of common stock.

    The ESOP originally purchased our common stock principally with funds borrowed from third parties (and guaranteed by us). The ESOP shares are included in net shares outstanding for the purposes of calculating earnings per share. The ESOP’s third-party debt is described in Note Eight.

    We treat cash dividends paid to the ESOP the same as other dividends. Dividends received on leveraged shares (i.e., all shares originally purchased with the debt proceeds) are used for debt service, while dividends received on unleveraged shares are passed through to participants.

    Our cash contribution to the ESOP is calculated so as to pay off enough debt to release sufficient shares to make our match. The ESOP uses our cash contributions to the plan, plus the dividends received on the ESOP’s leveraged shares, to make principal and interest payments on the ESOP’s debt. As loan payments are made, shares become unencumbered by debt and are committed to be allocated. The ESOP allocates shares to individual employee accounts on the basis of the match of employee payroll savings (contributions), plus reinvested dividends received on previously allocated shares. In fiscal 2005, 2004 and 2003, the ESOP incurred interest expense of $1 million, $1 million and $1 million, respectively. The ESOP used dividends of $4 million, $5 million and $6 million in the respective years, along with our contributions of less than $1 million in fiscal 2005, 2004 and 2003 to make interest and principal payments.

    The number of shares of our common stock in the ESOP is summarized as follows:

Number of Shares, in Thousands	May 29, 2005	May 30, 2004

Unreleased shares	280	599
Committed to be allocated	–	5
Allocated to participants	5,334	5,438

Total Shares	5,614	6,042

15. Profit-Sharing Plan

The Executive Incentive Plan provides incentives to key employees who have the greatest potential to contribute to current earnings and successful future operations. All employees at the level of vice president and above participate in the plan. These awards are approved by the Compensation Committee of the Board of Directors, which consists solely of independent, outside directors. Awards are based on performance against pre-established goals approved by the Committee. Profit-sharing expense was $17 million, $16 million and $19 million in fiscal 2005, 2004 and 2003, respectively.

16. Income Taxes

The components of Earnings Before Income Taxes and Earnings from Joint Ventures and the corresponding income taxes thereon are as follows:

In Millions, Fiscal Year	2005	2004	2003

Earnings before Income Taxes and Earnings from Joint Ventures:
U.S.	$1,723	$1,408	$1,272
Foreign	92	101	44

Total Earnings before Income Taxes and Earnings from Joint Ventures	$1,815	$1,509	$1,316

Income taxes:
Current:
Federal	$557	$366	$384
State and local	60	31	24
Foreign	38	22	25

Total current	655	419	433

Deferred:
Federal	14	85	30
State and local	(3)	7	5
Foreign	(2)	17	(8)

Total deferred	9	109	27

Total Income Taxes	$664	$528	$460

    In fiscal 2005 and 2004, we paid income taxes of $227 million and $225 million, respectively. In fiscal 2003, we paid income taxes of $248 million and received a $109 million refund of fiscal 2002 tax overpayments.

    The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

Fiscal Year	2005	2004	2003

U.S. statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.0	1.6	1.5
Divestitures, net	1.8	–	–
Other, net	(2.2)	(1.6)	(1.5)

Effective Income Tax Rate	36.6%	35.0%	35.0%

    The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 29, 2005	May 30, 2004

Accrued liabilities	$180	$136
Restructuring/disposition charges	7	18
Compensation and employee benefits	316	272
Unrealized hedge losses	72	104
Unrealized losses	855	797
Tax credit carry forwards	76	46
Other	14	43

Gross deferred tax assets	1,520	1,416
Valuation allowance	855	809

Net deferred tax assets	665	607

Brands	1,322	1,322
Depreciation	263	241
Prepaid pension asset	450	429
Intangible assets	58	40
Tax lease transactions	64	66
Zero coupon convertible debentures	73	44
Other	78	69

Gross deferred tax liabilities	2,308	2,211

Net Deferred Tax Liability	$1,643	$1,604

    Of the total valuation allowance, $780 million relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition. In the future, when tax benefits related to these losses are finalized, the reduction in the valuation allowance will be allocated to reduce goodwill. The other $75 million of the valuation allowance primarily relates to certain state and foreign operating losses. In the future, if tax benefits are realized related to these losses, the reduction in the valuation allowance will reduce tax expense. At May 29, 2005, we believe it is more likely than not that the remainder of our deferred tax asset is realizable.

    We have not recognized a deferred tax liability for unremitted earnings of $771 million from our foreign operations because we do not expect those earnings to become taxable to us in the foreseeable future and because a determination of the potential liability is not practicable. If a portion were to be remitted, we believe income tax credits would substantially offset any resulting tax liability.

    In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (FSP No. 109-2). FSP No. 109-2 provides guidance with respect to recording the impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act). The Jobs Act includes a one-year reduced tax rate on repatriation of foreign earnings and a phased-in tax deduction provided for qualifying domestic production activities. We are currently evaluating the impact of repatriation provisions as Treasury guidance is provided. However, the range of reasonably possible amounts of unremitted earnings that is being considered for repatriation in fiscal year 2006 is between $0 and $60 million with the respective income tax impact ranging from $0 to $3 million based on a 5.25 percent tax rate.

17. Leases and Other Commitments

An analysis of rent expense by property leased follows:

In Millions, Fiscal Year	2005	2004	2003

Warehouse space	$41	$42	$30
Equipment	30	20	29
Other	37	34	29

Total Rent Expense	$108	$96	$88

    Some leases require payment of property taxes, insurance and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

    Noncancelable future lease commitments (in millions) are: $92 in fiscal 2006, $78 in fiscal 2007, $72 in fiscal 2008, $59 in fiscal 2009, $49 in fiscal 2010 and $112 after fiscal 2010, with a cumulative total of $462. These future lease commitments will be partially offset by expected future sublease receipts of $52 million.

    We are contingently liable under guarantees and comfort letters for $168 million. The guarantees and comfort letters are principally issued to support borrowing arrangements, primarily for our joint ventures.

    We are involved in various claims, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, either individually or in aggregate, will not have a material adverse effect on our financial position or results of operations.

18. Business Segment and Geographic Information

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories.

    We aggregate our operating segments into three reportable segments: 1) U.S. Retail; 2) Bakeries and Foodservice; and 3) International. Our U.S. Retail segment accounted for approximately 69 percent of our fiscal 2005 net sales, and reflects business with a wide variety of grocery stores; specialty stores; drug, dollar and discount chains; and mass merchandisers operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our Bakeries and Foodservice segment generated approximately 16 percent of fiscal 2005 net sales. This business segment consists of products marketed to retail and wholesale bakeries, commercial and noncommercial foodservice distributors and operators, and convenience stores throughout the United States and Canada. The remaining 15 percent of our fiscal 2005 net sales was generated by our consolidated International businesses. These include a retail business in Canada that largely mirrors our U.S. retail product mix, along with retail and foodservice businesses competing in key markets in Europe, Latin America and the Asia/Pacific region. At the beginning of fiscal 2005, certain products were realigned from Big G Cereals to Snacks within the U.S. Retail segment. All prior year amounts are restated for comparative purposes.

    During fiscal 2005, one customer, Wal-Mart Stores, Inc., accounted for approximately 16 percent of our consolidated net sales and 22 percent of our sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. The top five customers in our U.S. Retail segment accounted for approximately 45 percent of its fiscal 2005 net sales, and the top five customers in our Bakeries and Foodservice segment accounted for approximately 34 percent of its fiscal 2005 net sales.

    Management reviews operating results to evaluate segment performance. Operating profit for the reportable segments excludes unallocated corporate items (including foreign currency transaction losses of $6 million, $2 million and less than $1 million in fiscal 2005, 2004 and 2003, respectively); interest, including minority interest, expense; restructuring and other exit costs; gain on divestitures; debt repurchase costs; income taxes; and earnings from joint ventures as they are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by management. Under our supply chain organization, our manufacturing, warehouse and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures for long-lived assets, and depreciation and amortization expenses are neither maintained nor available by operating segment.

    The measurement of operating segment results is generally consistent with the presentation of the consolidated statements of earnings. Intercompany transactions between reportable operating segments were not material in the periods presented.

In Millions, Fiscal Year	2005	2004	2003

Net Sales:
U.S. Retail	$7,779	$7,763	$7,407
Bakeries and Foodservice	1,740	1,757	1,799
International	1,725	1,550	1,300

Total	$11,244	$11,070	$10,506

Operating Profit:
U.S. Retail	$1,719	$1,809	$1,754
Bakeries and Foodservice	134	132	156
International	171	119	91

Total	2,024	2,060	2,001
Unallocated corporate items	(32)	(17)	(76)
Interest, including minority interest, net	(455)	(508)	(547)
Restructuring and other exit costs	(84)	(26)	(62)
Divestitures - gain	499	–	–
Debt repurchase costs	(137)	–	–

Earnings before income taxes and earnings from joint ventures	1,815	1,509	1,316
Income taxes	(664)	(528)	(460)
Earnings from joint ventures	89	74	61

Net Earnings	$1,240	$1,055	$917

    The following table provides net sales information for our primary product categories:

In Millions, Fiscal Year	2005	2004	2003

Product Categories:
U.S. Retail:
Big G Cereals	$1,874	$1,990	$1,914
Meals	1,747	1,749	1,702
Pillsbury USA	1,546	1,518	1,438
Baking Products	609	586	549
Snacks	913	909	872
Yogurt/Organic Foods/Other	1,090	1,011	932

Total U.S. Retail	7,779	7,763	7,407

Bakeries and Foodservice	1,740	1,757	1,799

International:
Canada	514	470	383
Rest of World	1,211	1,080	917

Total International	1,725	1,550	1,300

Consolidated Total	$11,244	$11,070	$10,506

    The following table provides financial information identified by geographic area:

In Millions, Fiscal Year	2005	2004	2003

Net sales:
U.S.	$9,447	$9,441	$9,144
Non-U.S.	1,797	1,629	1,362

Consolidated Total	$11,244	$11,070	$10,506

Long-lived assets:
U.S.	$2,621	$2,772	$2,713
Non-U.S.	386	339	267

Consolidated Total	$3,007	$3,111	$2,980

19.  Supplemental Information

The components of certain balance sheet accounts are as follows:

In Millions	May 29, 2005	May 30, 2004

Land, Buildings and Equipment:
Land	$54	$53
Buildings	1,396	1,290
Equipment	3,722	3,419
Construction in progress	296	557

Total land, buildings and equipment	5,468	5,319
Less accumulated depreciation	(2,461)	(2,208)

Net Land, Buildings and Equipment	$3,007	$3,111

Other Assets:
Prepaid pension	$1,239	$1,148
Marketable securities, at market	24	30
Investments in and advances to affiliates	231	422
Miscellaneous	190	197

Total Other Assets	$1,684	$1,797

Other Current Liabilities:
Accrued payroll	$240	$230
Accrued interest	167	186
Accrued taxes	555	249
Miscellaneous	149	166

Total Other Current Liabilities	$1,111	$831

Other Noncurrent Liabilities:
Interest rate swaps	$221	$323
Accrued compensation and benefits	658	580
Miscellaneous	88	58

Total Other Noncurrent Liabilities	$967	$961

    The components of certain income statement accounts are as follows:

In Millions, Fiscal Year	2005	2004	2003

Depreciation	$415	$376	$347
Shipping and handling costs (recorded in selling, general and administrative expense)	388	352	345
Research and development	168	158	149
Advertising (including production and communication costs)	477	512	519

20. Quarterly Data (Unaudited)

Summarized quarterly data for fiscal 2005 and 2004 follows:

In Millions, Except Per Share and Market Price Amounts	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$2,585	$2,518	$3,168	$3,060	$2,772	$2,703	$2,719	$2,789
Net sales less cost of sales	1,004	1,044	1,279	1,263	1,077	1,065	1,050	1,114
Net earnings	183	227	367	308	230	242	460[1]	278
Net earnings per share:
Basic	.48	.61	.99	.82	.63	.64	1.25	.74
Diluted	.45	.56	.92	.76	.58	.60	1.14	.68
Dividends per share	.310	.275	.310	.275	.310	.275	.310	.275
Market price of common stock:
High	48.15	49.66	47.63	47.73	53.89	47.42	52.86	49.17
Low	44.72	45.11	43.01	43.75	44.96	44.25	48.05	45.00

1	Net earnings in the 2005 fourth quarter include a pretax $499 million gain from the dispositions of our 40.5% interest in SVE and the Lloyd’s barbecue business, $137 million of pretax debt repurchase expenses and $38 million of pretax restructuring and other exit costs. See Notes Two, Eight and Three, respectively.

Item 9   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure

No matters require disclosure here.

Item 9A   Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 29, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

    The annual report of our management on internal control over financial reporting is provided on page 24 in Item Eight of this report. The attestation report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided on pages 24 and 25 in Item Eight of this report.

    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 29, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B   Other Information

No matters require disclosure here.

PART III

Item 10   Directors and Executive Officers of the Registrant

The information contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

    Information regarding our executive officers is set forth on pages 6 through 7 in Item One of this report.

    The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

    We have adopted a Code of Conduct applicable to all employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is available on our website at www.generalmills.com. We intend to post on our website any amendments to our Code of Conduct within two days of any such amendment and to post waivers from our Code of Conduct for principal officers within two days of any such waiver.

Item 11   Executive Compensation

The information contained in the sections entitled “Executive Compensation,” “Director Compensation and Benefits” and “Change of Control Arrangements” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12   Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters

The information contained in the sections entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions

The information set forth in the section entitled “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14   Principal Accounting Fees and Services

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15   Exhibits and Financial Statement Schedules

1.	Financial Statements:
The following financial statements are included in this report under Item Eight:
Consolidated Statements of Earnings for the Fiscal Years Ended May 29, 2005, May 30, 2004 and May 25, 2003.
Consolidated Balance Sheets at May 29, 2005 and May 30, 2004.
Consolidated Statements of Cash Flows for the Fiscal Years Ended May 29, 2005, May 30, 2004 and May 25, 2003.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended May 29, 2005, May 30, 2004 and May 25, 2003.
Notes to Consolidated Financial Statements.
Management’s Report on Internal Control Over Financial Reporting.
Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting.
Report of Management Responsibilities.
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Related Financial Statement Schedule.
2.	Financial Statement Schedule:
For the Fiscal Years Ended May 29, 2005, May 30, 2004 and May 25, 2003:
II — Valuation and Qualifying Accounts

3.	Exhibits:
Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed July 20, 2000).
2.2	First Amendment, dated as of April 12, 2001, to Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed April 13, 2001).
2.3	Second Amendment, dated as of October 31, 2001, to Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed November 2, 2001).
3.1	Registrant’s Restated Certificate of Incorporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
3.2	Registrant’s By-Laws, as amended to date (incorporated herein by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
4.1	Indenture, dated as of July 1, 1982, between the Registrant and U.S. Bank Trust National Association (f.k.a. Continental Illinois National Bank and Trust Company of Chicago), as amended to date, by Supplemental Indentures Nos. 1 through 8 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
4.2	Rights Agreement, dated as of December 11, 1995, between the Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank Minnesota, N.A.) (incorporated herein by reference to Exhibit 1 to Registrant’s Registration Statement on Form 8-A filed January 2, 1996).
4.3	Amendment No. 1, dated as of July 16, 2000, to the Rights Agreement, dated as of December 11, 1995, between the Registrant and Wells Fargo Bank Minnesota, N.A. (f.k.a. Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 3 to Registrant’s Report on Form 8-A/A dated July 25, 2000).
4.4	Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank Trust National Association (f.k.a. First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).
4.5	Indenture, dated as of September 23, 1994, between Ralcorp Holdings, Inc. and The First National Bank of Chicago, as supplemented to date by the First Supplemental Indenture, dated as of January 31, 1997, among Ralcorp Holdings, Inc., the Registrant and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
4.6	Indenture, dated as of October 28, 2002, between the Registrant and BNY Midwest Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.7	Resale Registration Rights Agreement, dated October 28, 2002, among the Registrant, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as Representatives of the several Initial Purchasers (incorporated herein by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K filed November 12, 2002).

Exhibit No.	Description

4.8	Call Option Agreement, dated as of October 23, 2002, by and between the Registrant and Diageo Midwest B.V. (incorporated herein by reference to Exhibit 4.4 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.9	Call Option Agreement, dated as of October 28, 2002, by and between the Registrant and Diageo Midwest, B.V. (incorporated herein by reference to Exhibit 4.5 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.10	Form of 5 1/8% Note due 2007 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed February 21, 2002).
4.11	Form of 6% Note due 2012 (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed February 21, 2002).
4.12	Form of Zero Coupon Convertible Senior Debenture due 2022 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.13	Third Amended and Restated Limited Liability Company Agreement of General Mills Cereals, LLC dated October 8, 2004 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
4.14	Dividend Restriction Agreement dated October 8, 2004 between the Registrant and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
4.15	Amended and Restated Exchange Agreement dated November 29, 2004 between the Registrant and Capital Trust (incorporated herein by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
10.1*	Annual Retainer for Directors.
10.2*	1998 Employee Stock Plan, as amended to date (incorporated herein by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
10.3*	Amended and Restated Executive Incentive Plan, as amended to date.
10.4*	Management Continuity Agreement, as amended to date (incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
10.5*	Supplemental Retirement Plan, as amended to date (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.6*	Executive Survivor Income Plan, as amended to date.
10.7*	Executive Health Plan, as amended to date (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the fiscal quarter ended February 24, 2002).
10.8*	Supplemental Savings Plan, as amended to date (incorporated herein by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.9*	1996 Compensation Plan for Non-Employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.10*	General Mills, Inc. 1995 Salary Replacement Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.11*	General Mills, Inc. Deferred Compensation Plan, as amended to date (incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003).
10.12*	Supplemental Benefits Trust Agreement, dated February 9, 1987, as amended and restated as of September 26, 1988.
10.13*	Supplemental Benefits Trust Agreement, dated September 26, 1988.
10.14	Agreements, dated November 29, 1989, by and between the Registrant and Nestlé S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

Exhibit No.	Description

10.15	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989 (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
10.16	Addendum No. 2, dated March 16, 1993, to Protocol of Cereal Partners Worldwide (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).
10.17	Addendum No. 3, effective as of March 15, 1993, to Protocol of Cereal Partners Worldwide (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.18*	1990 Salary Replacement Stock Option Plan, as amended to date.
10.19	Agreement, dated July 31, 1992, by and between the Registrant and PepsiCo, Inc. (incorporated herein by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).
10.20*	Stock Option and Long-Term Incentive Plan of 1993, as amended to date (incorporated herein by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.21	Agreement dated October 17, 1994 by and between the Registrant and CPC International, Inc. (incorporated herein by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.22*	1998 Senior Management Stock Plan, as amended to date (incorporated herein by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003).
10.23*	2001 Compensation Plan for Non-employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003).
10.24	Stockholders Agreement, dated as of October 31, 2001, by and among the Registrant, Diageo plc and Gramet Holdings Corp. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed November 2, 2001).
10.25	First Amendment to Stockholders Agreement, dated as of October 28, 2002, among the Registrant, Gramet Holdings Corp. and Diageo plc (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed November 12, 2002).
10.26	Second Amendment to Stockholders Agreement, dated as of June 23, 2004, among the Registrant, Diageo plc and Diageo Atlantic Holding B.V. (incorporated herein by reference to Exhibit 99.2 to Registrant’s Report on Form 8-K filed June 23, 2004).
10.27	Supplemental Marketing Agreement and Waiver, dated as of June 23, 2004, among the Registrant, Diageo plc and Diageo Atlantic Holding B.V. (incorporated herein by reference to Exhibit 4.8 to Registrant’s Form S-3 Registration Statement filed June 23, 2004 (File no. 333-116779)).
10.28*	2003 Stock Compensation Plan (incorporated herein by reference to Exhibit 4 to Registrant’s Form S-8 Registration Statement filed September 23, 2003 (File no. 333-109050)).
10.29	Forward Purchase Contract dated October 8, 2004 between the Registrant and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
10.30	Joint Venture Termination Agreement between the Registrant and PepsiCo, Inc. dated December 13, 2004 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 17, 2004).
10.31*	Restricted Stock Unit Agreement between the Registrant and Michael A. Peel dated December 13, 2004 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 17, 2004).

Exhibit No.	Description

10.32	Five-Year Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 25, 2001).
10.33	Amendment No. 1, dated as of October 31, 2001, to Five-Year Credit Agreement, dated as of January 24, 2001, among the Registrant, The Chase Manhattan Bank, as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.3 to Registrant’s Report on Form 8-K filed February 4, 2002).
10.34	Amendment No. 2, dated as of August 26, 2002, to Five-Year Credit Agreement, dated as of January 24, 2001, among the Registrant, JPMorgan Chase Bank (successor to The Chase Manhattan Bank), as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 25, 2002).
10.35	Amendment No. 3, dated as of January 16, 2004, to Five-Year Credit Agreement, dated as of January 24, 2001, among the Registrant, JPMorgan Chase Bank, as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K filed February 12, 2004).
10.36	Five-Year Credit Agreement, dated as of January 20, 2004, among the Registrant, JPMorgan Chase Bank, as Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 99.2 to Registrant’s Report on Form 8-K filed February 12, 2004).
12	Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of General Mills, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15 of Form 10-K.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of our long-term debt are not filed and, in lieu thereof, we agree to furnish copies to the SEC upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MILLS, INC.

Dated: July 28, 2005

By: /s/ Siri S. Marshall

Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Danos	Director	July 22, 2005

Paul Danos
/s/ Livio D. DeSimone	Director	July 22, 2005

Livio D. DeSimone
/s/ William T. Esrey	Director	July 24, 2005

William T. Esrey
/s/ Raymond V. Gilmartin	Director	July 26, 2005

Raymond V. Gilmartin
/s/ Judith Richards Hope	Director	July 26, 2005

Judith Richards Hope
/s/ Heidi G. Miller	Director	July 23, 2005

Heidi G. Miller
/s/ Hilda Ochoa-Brillembourg	Director	July 27, 2005

Hilda Ochoa-Brillembourg
/s/ Steve Odland	Director	July 25, 2005

Steve Odland
/s/ Michael D. Rose	Director	July 26, 2005

Michael D. Rose
/s/ Stephen W. Sanger	Chairman of the Board and Chief Executive Officer	July 26, 2005
(Principal Executive Officer)
Stephen W. Sanger

Signature	Title	Date

/s/ A. Michael Spence	Director	July 22, 2005

A. Michael Spence
/s/ Dorothy A. Terrell	Director	July 27, 2005

Dorothy A. Terrell
/s/ James A. Lawrence	Executive Vice President, Chief Financial Officer	July 21, 2005
and International
James A. Lawrence	(Principal Financial Officer)
/s/ Kenneth L. Thome	Senior Vice President, Financial Operations	July 26, 2005
(Principal Accounting Officer)
Kenneth L. Thome

General Mills, Inc. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts

	Fiscal Year Ended

In Millions	May 29, 2005	May 30, 2004	May 25, 2003

Allowance for doubtful accounts:
Balance at beginning of year	$19	$28	$21
Additions charged to expense	–	3	8
Bad debt write-offs	(2)	(13)	(6)
Other adjustments and reclassifications	2	1	5

Balance at end of year	$19	$19	$28

Valuation allowance for deferred tax assets:
Balance at beginning of year	$809	$791	$10
Additions charged to expense and deferred tax asset	31	34	–
Additions from acquisitions	–	–	781
Adjustments to acquisition amounts	15	(16)	–

Balance at end of year	$855	$809	$791

Reserve for restructuring and other exit charges:
Balance at beginning of year	$23	$37	$107
Additions charged to expense	84	26	62
Net amounts utilized for restructuring activities	(89)	(40)	(132)

Balance at end of year	$18	$23	$37

Reserve for LIFO valuation:
Balance at beginning of year	$41	$27	$31
Increment (decrement)	4	14	(4)

Balance at end of year	$45	$41	$27

Exhibit Index

Exhibit No.	Description

10.1	Annual Retainer for Directors.
10.3	Amended and Restated Executive Incentive Plan, as amended to date.
10.6	Executive Survivor Income Plan, as amended to date.
10.12	Supplemental Benefits Trust Agreement, dated February 9, 1987, as amended and restated as of September 26, 1988.
10.13	Supplemental Benefits Trust Agreement, dated September 26, 1988.
10.18	1990 Salary Replacement Stock Option Plan, as amended to date.
12	Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of General Mills, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.