Form 10-Q
period 2005-08-28
GENERAL MILLS INC
filed 2005-10-03
CIK 40704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number:   1-1185

GENERAL MILLS, INC. (Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Number One General Mills Boulevard
Minneapolis, MN	55426
(Mail: P.O. Box 1113)	(Mail: 55440)
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes          No    X

As of September 21, 2005, General Mills had 355,274,601 shares of its $.10 par value common stock outstanding (excluding 147,032,063 shares held in treasury).

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)  (In Millions, Except per Share Data)

	Thirteen Weeks Ended
	Aug. 28, 2005	Aug. 29, 2004
Net Sales	$2,662	$2,585

Costs and Expenses:
Cost of sales	1,557	1,581
Selling, general and administrative	642	611
Interest, including minority
interest, net	90	113
Restructuring and other exit costs	9	40

Total Costs and Expenses	2,298	2,345

Earnings before Income Taxes and
Earnings from Joint Ventures	364	240

Income Taxes	130	83

Earnings from Joint Ventures	18	26

Net Earnings	$252	$183

Earnings per Share – Basic	$.69	$.48

Earnings per Share – Diluted	$.64	$.45

Dividends per Share	$.33	$.31

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	Aug. 28, 2005	May 29, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$609	$573
Receivables	1,108	1,034
Inventories	1,315	1,037
Prepaid expenses and other current assets	168	203
Deferred income taxes	194	208

Total Current Assets	3,394	3,055

Land, Buildings and Equipment, at Cost	5,470	5,468
Less accumulated depreciation	(2,552)	(2,461)

Net Land, Buildings and Equipment	2,918	3,007
Goodwill	6,675	6,684
Other Intangible Assets	3,697	3,636
Other Assets	1,692	1,684

Total Assets	$18,376	$18,066

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,192	$1,136
Current portion of long-term debt	1,666	1,638
Notes payable	871	299
Other current liabilities	1,309	1,111

Total Current Liabilities	5,038	4,184
Long-term Debt	4,240	4,255
Deferred Income Taxes	1,853	1,851
Other Liabilities	967	967

Total Liabilities	12,098	11,257

Minority Interests	1,134	1,133

Stockholders’ Equity:
Cumulative preference stock, none issued	—	—
Common stock, 502 shares issued, $.10 par value	50	50
Additional paid-in capital	5,707	5,691
Retained earnings	4,631	4,501
Common stock in treasury, at cost, shares
of 147 and 133, respectively	(5,163)	(4,460)
Unearned compensation	(110)	(114)
Accumulated other comprehensive income	29	8

Total Stockholders’ Equity	5,144	5,676

Total Liabilities and Equity	$18,376	$18,066

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)  (In Millions)

	Thirteen Weeks Ended
	Aug. 28, 2005	Aug. 29, 2004
Cash Flows – Operating Activities
Net earnings	$252	$183
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	105	108
Deferred income taxes	(6)	(4)
Changes in current assets and liabilities	(245)	(288)
Tax benefit on exercised options	9	11
Pension and other postretirement	2	(20)
Restructuring and other exit costs	9	40
Other, net	12	9

Net Cash Provided by Operating Activities	138	39

Cash Flows – Investing Activities
Purchases of land, buildings and equipment	(40)	(67)
Investments in businesses and intangibles	(5)	(2)
Investments in affiliates, net of investment
returns and dividends	13	9
Proceeds from sale of marketable securities	—	25
Proceeds from disposal of land, buildings & equipment	3	9
Other, net	(12)	(9)

Net Cash Used by Investing Activities	(41)	(35)

Cash Flows – Financing Activities
Change in notes payable	571	(128)
Issuance of long-term debt	—	1
Payment of long-term debt	—	(54)
Common stock issued	37	28
Purchases of common stock for treasury	(546)	(4)
Dividends paid	(123)	(118)

Net Cash Used by Financing Activities	(61)	(275)

Increase (decrease) in Cash and Cash Equivalents	36	(271)
Cash and Cash Equivalents – Beginning of Year	573	751

Cash and Cash Equivalents – End of Period	$609	$480

Cash Flows from Changes in Current Assets and
Liabilities:
Receivables	$(79)	$(62)
Inventories	(278)	(180)
Prepaid expenses and other current assets	36	43
Accounts payable	63	(34)
Other current liabilities	13	(55)

Changes in Current Assets and Liabilities	$(245)	$(288)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Background

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 28, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2006.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Form 10-K for the year ended May 29, 2005. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note One to the consolidated financial statements in our Form 10-K.

Stock-based Compensation Expense for Stock Options

We use the intrinsic value method for measuring the cost of compensation paid in shares of our common stock. This method defines our cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. Our stock option plans require that the employee’s payment (i.e., exercise price) be the market value as of the grant date. The following table illustrates the pro forma effect on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation using the Black-Scholes option-pricing model.

	13 Weeks Ended
In Millions, except per share data	Aug. 28, 2005	Aug. 29, 2004

Net earnings, as reported	$252	$183
Add: Stock-based employee compensation
expense included in reported net
earnings, net of related tax effects	7	5
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(12)	(14)

Pro forma net earnings	$247	$174

Earnings per share:
Basic – as reported	$.69	$.48
Basic – pro forma	$.68	$.46
Diluted – as reported	$.64	$.45
Diluted – pro forma	$.62	$.43

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

No options were granted in the first quarters of fiscal 2006 or fiscal 2005.

(2)   Restructuring and Other Exit Costs

In the first quarter of fiscal 2006, we recorded restructuring and other exit costs of $9 million, consisting of $8 million of charges related to an asset impairment recognized at one of our production plants and $1 million of charges associated with restructuring actions previously announced.

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

Fiscal 2005 supply chain actions also resulted in certain associated expenses, primarily adjustments to the depreciable life of the assets necessary to reflect the shortened asset lives that coincide with final production dates. These associated expenses were recorded as cost of sales. In the first quarter of fiscal 2006, the expense recorded in cost of sales was $2 million; in the first quarter of fiscal 2005, the expense recorded in cost of sales was $5 million.

(3)   Goodwill and Brand Intangibles

During the first quarter of fiscal 2006 we finalized the allocation of Goodwill and Brand Intangibles resulting from the Pillsbury acquisition within the International segment. The impact of this allocation, primarily foreign currency translation, was an increase to Goodwill and Brand Intangibles totaling $88 million and an increase to Deferred Income Tax Liabilities of $22 million. The net adjustment of $66 million was recorded in Accumulated Other Comprehensive Income.

The changes in the carrying amount of our Goodwill and Brand Intangibles for the first quarter of fiscal 2006 were as follows:

In Millions	Goodwill	Brand Intangibles

Balance at May 29, 2005	$6,684	$3,516
Allocation – International segment	14	74
Activity including translation	(23)	(10)

Balance at Aug. 28, 2005	$6,675	$3,580

The activity occurring in the first quarter of fiscal 2006 is primarily foreign currency translation.

(4)   Inventories

The components of inventories are as follows:

In Millions	Aug. 28, 2005	May 29, 2005

Raw materials, work in process and supplies	$223	$214
Finished goods	1,083	795
Grain	70	73
Reserve for LIFO valuation method	(61)	(45)

Total Inventories	$1,315	$1,037

(5)   Stockholders’ Equity

The following table provides detail of Total Comprehensive Income:

In Millions	13 Weeks Ended Aug. 28, 2005			13 Weeks Ended Aug. 29, 2004

	Pretax	Tax	Net	Pretax	Tax	Net
Net Earnings			$252			$183

Other Comprehensive Income
(Loss):
Foreign currency
translation adjustments	$18	$—	$18	$9	$—	$9
Other Fair Value Changes:
Hedge derivatives	(2)	1	(1)	(28)	10	(18)
Reclassification to earnings:
Hedge derivatives	8	(4)	4	31	(11)	20

Other comprehensive
income	$24	$(3)	$21	$12	$(1)	$11

Total Comprehensive Income			$273			$194

The changes in other comprehensive income are primarily non-cash items.

Accumulated Other Comprehensive Income balances, net of tax effects, were as follows:

In Millions	Aug. 28, 2005	May 29, 2005

Foreign currency
translation adjustments	$153	$135
Unrealized gain (loss) from:
Securities	1	1
Hedge derivatives	(73)	(76)
Pension plan minimum liability	(52)	(52)

Accumulated Other Comprehensive Income	$29	$8

(6)   Earnings Per Share

We adopted Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8) in the third quarter of fiscal 2005. The adoption increased our diluted shares outstanding by 29 million shares to give effect to the contingent issuance of shares under our zero coupon convertible debentures issued in October 2002. Also, net earnings used for earnings per share calculations were adjusted, using the if-converted method. Our diluted shares outstanding and earnings per share (EPS) calculations for first quarter fiscal 2005 were restated by $0.02 to present comparable information.

On September 15, 2005, we notified the holders of our convertible debentures of their right to surrender their bonds for purchase by us on October 28, 2005. We intend to satisfy this obligation in cash; however, under the provisions of EITF 04-8, our EPS calculation will include an incremental share effect until the debentures are purchased by us.

Basic and diluted earnings per share were calculated using the following:

	13 Weeks Ended
In Millions, except per share data	Aug. 28, 2005	Aug. 29, 2004

Net earnings – as reported	$252	$183
Interest on contingently convertible
debentures, after tax	5	5

Net earnings for diluted EPS calculation	$257	$188

Average number of common shares –
basic EPS (a)	365	379
Incremental share effect from:
Stock options (b)	6	7
Restricted stock, restricted stock
units and other (b)	2	1
Contingently convertible debentures (c)	29	29

Average number of common shares –
diluted EPS	402	416

Earnings per Share – Basic	$.69	$.48
Earnings per Share – Diluted	$.64	$.45

(a)	Computed as the weighted average of net shares outstanding on stock-exchange trading days.

(b)	Incremental shares from stock options, restricted stock and restricted stock units are computed by the “treasury stock” method.

(c)	Shares from contingently convertible debentures are reflected using the “if-converted” method.

(7)   Notes Payable

The components of notes payable at the end of the respective periods were as follows:

In Millions	Aug. 28, 2005	May 29, 2005

U.S. commercial paper	$439	$125
Euro commercial paper	297	—
Financial institutions	135	174

Total Notes Payable	$871	$299

(8)   Share Repurchases

Throughout the fiscal 2006 first quarter we repurchased 16 million shares of common stock for $749 million. We purchased 4 million of these shares in a secondary market offering in late August. At August 28, 2005, we had unpaid obligations associated with our share repurchases totaling $203 million included in other current liabilities. We settled these obligations shortly after the end of our fiscal quarter.

(9)   Interest Expense

The components of net interest, including minority interest, expense were as follows:

	13 Weeks Ended
In Millions	Aug. 28, 2005	Aug. 29, 2004

Interest expense	$81	$116
Subsidiary preferred distributions to minority interest
holders	14	2
Capitalized interest	—	(1)
Interest income	(5)	(4)

Interest, Including Minority Interest, Net	$90	$113

(10)   Statements of Cash Flows

During the first thirteen weeks of fiscal 2006, we made cash interest payments of $99 million, versus $140 million in the same period last year. In the first thirteen weeks of fiscal 2006, we made tax payments of $21 million, versus $33 million in the same period last year.

(11)   Retirement and Other Postretirement Benefit Plans

Components of net pension and postretirement (income) expense for each fiscal period are as follows:

	Pension Plans		Postretirement Benefit Plans
	13 Weeks Ended		13 Weeks Ended
In Millions	Aug. 28, 2005	Aug. 29, 2004	Aug. 28, 2005	Aug. 29, 2004

Service cost	$19	$15	$4	$4
Interest cost	42	42	13	13
Expected return on plan assets	(81)	(75)	(6)	(6)
Amortization of losses	9	3	5	4
Amortization of prior service
costs	1	1	—	—
Settlement or curtailment losses	—	2	—	2

Net (income) expense	$(10)	$(12)	$16	$17

(12)   Operating Segments

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories.

We aggregate our operating segments into three reportable segments: 1) U.S. Retail; 2) International; and 3) Bakeries and Foodservice. Our U.S. Retail segment reflects business with a wide variety of grocery stores; specialty stores; drug, dollar and discount chains; and mass merchandisers operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our consolidated International business segment includes a retail business in Canada that largely mirrors our U.S. Retail product mix, along with retail and foodservice businesses competing in key markets in Europe, Latin America and the Asia/Pacific region. Our Bakeries and Foodservice segment consists of products marketed to retail and wholesale bakeries, commercial and noncommercial foodservice distributors and operators, and convenience stores throughout the United States and Canada.

Management reviews operating results to evaluate segment performance. Segment operating profit excludes general corporate expenses, restructuring and other exit costs, interest expense, stock-based compensation costs, and income taxes, as they are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by management. Under our supply chain organization, our manufacturing, warehouse, distribution and sales activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures, and depreciation and amortization expenses are neither maintained nor available by operating segments.

The measurement of operating segment results is consistent with the presentation of the Consolidated Statements of Earnings. Intercompany transactions between reportable operating segments were not material in the periods presented.

	13 Weeks Ended
In Millions	Aug. 28, 2005	Aug. 29, 2004

Net Sales:
U.S. Retail	$1,799	$1,760
International	446	404
Bakeries and Foodservice	417	421

Total	$2,662	$2,585

Segment Operating Profit:
U.S. Retail	$406	$354
International	61	36
Bakeries and Foodservice	33	23

Total	500	413

Unallocated corporate items	(37)	(20)
Interest, including minority
interest, net	(90)	(113)
Restructuring and other exit costs	(9)	(40)

Earnings before income taxes and
earnings from joint ventures	364	240
Income taxes	(130)	(83)
Earnings from joint ventures	18	26

Net Earnings	$252	$183

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended May 29, 2005, for important background regarding, among other things, our key business drivers.

RESULTS OF OPERATIONS

Thirteen-Week Results

For the quarter ended August 28, 2005, we reported net diluted earnings per share of $0.64, up 42 percent from $0.45 per share earned in the same period last year. Earnings after tax were $252 million in the first quarter of fiscal 2006, up 38 percent from $183 million last year. Net sales for the thirteen weeks ended August 28, 2005 grew 3 percent to $2.66 billion and segment operating profits increased 21 percent to $500 million.

Net sales growth during the first quarter of fiscal 2006 was the result of 1 point of volume growth, primarily in International, and 2 points of growth from pricing and product mix across all of our businesses. Promotional spending and foreign currency exchange effects were flat compared to the same period in fiscal 2005.

Cost of sales was down $24 million in the quarter versus last year. Cost of sales as a percent of sales decreased from 61.2 percent to 58.5 percent primarily as the result of manufacturing efficiencies and product mix partially offset by increased energy costs. Cost of sales in the first quarter of fiscal 2005 also included $5 million of costs associated with a product recall in our Snacks division.

Selling, general and administrative expense (SG&A) was up $31 million in the quarter versus last year. SG&A as a percent of sales in the quarter increased from 23.6 percent last year to 24.1 percent this year. The increase in SG&A from the first quarter of fiscal 2005 is primarily the result of customer freight costs and corporate expense items. Customer freight costs increased by $23 million from a year ago, primarily the result of increased fuel costs. Corporate expense items increased to $37 million from $20 million as a result of higher employee benefit expense and a $10 million write-down of the asset value of a low-income housing investment.

Interest expense for the quarter totaled $90 million, lower than last year’s first quarter amount of $113 million, primarily as the result of last year’s debt pay down and the maturation of interest rate swaps.

In the first quarter of fiscal 2006, we recorded restructuring and other exit costs of $9 million, including $8 million of an asset impairment charge and $1 million associated with restructuring actions previously announced. This compares to restructuring and other exit costs of $40 million recorded in the first quarter of fiscal 2005. The costs associated with previously announced restructuring actions included in cost of sales also decreased during the quarter to $2 million, down from $5 million in the first quarter of fiscal 2005.

The effective tax rate was 35.7 percent for the first quarter. This compares to 34.6 percent in first quarter fiscal 2005. The increase in the tax rate from 2005 is primarily the result of increased state tax expense.

Earnings after tax from joint ventures totaled $18 million in the first quarter, compared to $26 million a year earlier. Our Snack Ventures Europe (SVE) joint venture was terminated on February 28, 2005 and our interest was redeemed. Earnings from our joint ventures excluding SVE in the first quarter of fiscal 2005 were $16 million. Net sales for Cereal Partners Worldwide (CPW), our joint venture with Nestlé, were up 8 percent. Net sales for our Häagen-Dazs ice cream joint ventures in Asia matched the results from the 2005 first quarter. 8th Continent, our soy products joint venture with DuPont, achieved double-digit net sales growth in the quarter, and increased its dollar share of the refrigerated soymilk category sales to 17 percent.

Average shares outstanding decreased by 14 million from the first quarter of fiscal 2005 due primarily to the impact of our repurchase of shares from Diageo plc in October 2004 and our fiscal 2006 first quarter share repurchases, offset by the issuance of shares upon stock option exercises.

U.S. Retail Segment Results

Net sales for our U.S. Retail operations were $1.80 billion for the first quarter, up 2 percent primarily as a result of pricing and product mix. Volume and promotional spending remained flat versus the first quarter of fiscal 2005. Operating profits for the quarter improved 15 percent from $354 million last year to $406 million this year.

U.S. Retail Net Sales and Volume Growth – Fiscal 2006 vs. 2005

	1st Quarter
	Net Sales	Volume
Yoplait	+19%	+19%
Meals	+4	+2
Snacks	+3	+4
Pillsbury USA	-1	-2
Baking Products	—	-2
Big G Cereals	—	-6

Total U.S. Retail	+2%	Flat

For the first quarter, Yoplait made the strongest contribution to domestic retail sales growth, with a 19 percent overall increase led by the performance of Yoplait Light and new items including Chocolate Whips and Go-Gurt Smoothies. Other significant contributors to net sales growth in the first quarter were Meals, led by Progresso soup and Green Giant vegetables, and Snacks, with increases in the Nature Valley and Chex Mix businesses. Pillsbury USA net sales finished down one percent compared with nine percent growth in the first quarter of last year. Baking Products net sales matched last year’s first-quarter results, which were up double-digits from fiscal 2004. Big G cereals also matched prior-year results, as a six percent volume decline was offset by higher pricing.

Consumer retail purchases of our products grew one percent in the quarter in ACNielsen-measured channels including projections for Wal-Mart.

General Mills Retail Dollar Sales Growth – Fiscal 2006 vs. 2005

1st Quarter
Composite Retail Sales	+1%

Major Product Lines

Grain Snacks	+20%
Ready-to-serve Soup	+13
Refrigerated Yogurt	+12
Frozen Vegetables	+9
Hot Snacks	+4
Refrigerated Dough	+1
Dessert Mixes	-2
Fruit Snacks	-3
Dry Dinners	-4
Ready-to-eat Cereals	-4
Microwave Popcorn	-5
Source: ACNielsen including panel projections for Wal-Mart

International Segment Results

Net sales for our consolidated international businesses were up 11 percent in the first quarter to $446 million. This increase was primarily the result of unit volumes increasing seven percent, with gains in all our regions. Favorable foreign currency effects contributed 3 points of sales growth. Operating profits for the quarter grew to $61 million in fiscal 2006, up from $36 million last year.

Bakeries and Foodservice Segment Results

First quarter net sales for our Bakeries and Foodservice segment declined 1 percent to $417 million. Operating profits for the segment reached $33 million, up from $23 million in last year’s first quarter as favorable product mix and operating efficiencies offset a three percent decline in volume.

FINANCIAL CONDITION

During the first thirteen weeks of fiscal 2006, operating activities provided cash of $138 million. This compares to cash provided by operations in the first thirteen weeks of fiscal 2005 of $39 million. This $99 million improvement was due primarily to the increase in net earnings of $69 million and a reduction in the use of working capital year-over-year of $43 million.

During the first thirteen weeks of fiscal 2006, investments for land, buildings and equipment and intangibles totaled $45 million. We expect to spend approximately $450 million for capital projects in fiscal 2006, primarily for fixed assets to support future growth and increase supply chain productivity.

On September 15, 2005, we notified holders of our Zero Coupon Senior Debentures Due 2022 of their right to surrender the debentures to us for purchase on October 28, 2005. There is $2.23 billion aggregate principal amount at maturity of the debentures outstanding, which would result in an aggregate purchase price of $1.59 billion if all of the debentures are surrendered to us for purchase. We will not incur a gain or loss on extinguishment if these bonds are surrendered to us for purchase. We intend to pay for debentures surrendered to us for purchase entirely in cash. We expect to fund our purchase of the debentures through the issuance of commercial paper, or, alternatively, through direct borrowings from our committed bank lines.

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada and Europe. Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.1 billion facility expiring in January 2006, a $750 million facility expiring in April 2006, and a $750 million facility expiring in January 2009. As of August 28, 2005, we had no outstanding borrowings under these facilities.

We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs.

With respect to the holders of minority interests in General Mills Cereals LLC (GMC), certain interests will be exchanged for shares of our perpetual preferred stock upon the occurrence of certain events, including a decrease in our long-term debt rating below either Ba3 as rated by Moody’s or BB- as rated by Standard & Poor’s or Fitch, Inc., or a failure to pay a quarterly dividend on our common stock. In addition, if GMC fails to make certain required distributions, we will be restricted from paying any dividend (other than dividends in the form of shares of common stock) or other distributions on shares of our common stock, and may not repurchase or redeem shares of our common stock, until such distributions are paid. Our cash and cash equivalents have included $10 million in GMC and $100 million in General Mills Capital, Inc. that have been restricted from use for general corporate purposes since the sale of the minority interests.

There were no material changes outside the ordinary course of our business in our contractual obligations during the first thirteen weeks of fiscal 2006.

Throughout the first quarter of fiscal 2006 we repurchased 16 million shares of common stock for $749 million, including 4 million shares in a secondary offering in late August. At August 28, 2005, we had unpaid obligations associated with our share repurchases totaling $203 million included in other current liabilities. We settled these obligations shortly after the end of our fiscal quarter.

Our total debt balances were as follows:

In Millions	Aug. 28, 2005	May 29, 2005

Notes payable	$871	$299
Current portion of long-term debt	1,666	1,638
Long-term debt	4,240	4,255

Total Debt	$6,777	$6,192

Our notes payable increased during the quarter primarily as a result of our share repurchases.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note One to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 29, 2005. The accounting policies used in preparing our interim fiscal 2006 consolidated financial statements are the same as those described in our Form 10-K.

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

The amount and timing of expense recognition for trade and consumer promotion activities involve management judgment related to estimated participation and performance levels. The vast majority of year-end liabilities associated with these activities are resolved within the following fiscal year and therefore do not require highly uncertain long-term estimates. For interim reporting, we estimate the annual trade promotion expense and recognize pro rata period expense generally in proportion to revenue, adjusted for estimated year-to-date expenditures.

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

As part of our effort to assess the results of our promotional activities, we regularly estimate the amount of “retailer inventory” in the system — defined as product that we have shipped to our customers that has not yet been purchased from our customers by the end-consumer. While it is not possible for us to measure the absolute level of inventory, we are able to estimate the change that occurs each month by comparing our shipments to retail customers with their sales to end-consumers (“takeaway”) as reported by ACNielsen including panel projections for Wal-Mart. Our estimate indicates inventory levels peak in November when retailers have increased inventories to meet seasonal demand for products like refrigerated dough and ready-to-serve soup. This seasonal trend is generally consistent from year to year, even as retailers have taken actions to reduce their ongoing inventory levels.

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

Asset Impairments

Evaluating the impairment of long-lived assets, including goodwill and other intangible assets, involves management judgment in estimating the fair values and future cash flows related to these assets, as well as assessing our plans for their future use. Although the predictability of long-term cash flows may be somewhat uncertain, and assuming our plans for future use remain unchanged, our evaluations indicate fair values of assets significantly in excess of stated book values. Therefore, we believe the risk of unrecognized impairment is low.

Income Taxes

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open tax issues are not dissimilar in size or substance from historical items, except for the accounting for losses recorded as part of the Pillsbury transaction.

Pension Accounting

The accounting for pension and other postretirement liabilities requires the estimation of several critical factors. The assumptions used in the determination of those liabilities are described in our Form 10-K for the year ended May 29, 2005.

NEW ACCOUNTING RULES

The Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) will become effective for us in the first quarter of fiscal 2007. We are still evaluating the impact of adopting SFAS 123(R) on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for the fiscal year beginning after June 15, 2005, and is effective for us in the first quarter of fiscal 2007. We do not expect SFAS No. 151 to have a material impact on our results of operations or financial condition.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 requires that liabilities be recognized for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. We will adopt FIN 47 at the end of fiscal 2006 and do not expect it to have a material impact on our results of operations or financial condition.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended August 28, 2005. For additional information, see “Market Risk Management” on pages 22-23 of our Form 10-K for fiscal 2005.

Item 4.    Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 28, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended August 28, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the three fiscal months ended August 28, 2005.

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased under the Program

May 30, 2005 – July 3, 2005	46,191	$50.07	—	—

July 4, 2005 – July 31, 2005	8,319,499	$46.73	—	—

Aug. 1, 2005 – Aug. 28, 2005	7,857,100	$47.16	—	—

Total	16,222,790	$46.94	—	—

(a)

The total number of shares purchased includes: (i) 121,600 shares purchased from the ESOP fund of our 401(k) savings plan, (ii) 253,000 shares purchased by the trust for our 401(k) savings plan, (iii) 21,990 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock, (iv) 4,000,000 shares purchased through a secondary offering, and (v) 11,826,200 shares purchased on the open market.

(b)

On February 21, 2000, we announced that our Board of Directors authorized us to repurchase our common stock, with a maximum of 170 million shares to be held in our treasury. The Board did not specify a time period or an expiration date for the authorization. We expect to repurchase, on average, 2 to 4 percent of our net shares outstanding in a fiscal year.

Item 6.	Exhibits.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.

(Registrant)

Date	October 3, 2005	/s/ S. S. Marshall

S. S. Marshall Senior Vice President, General Counsel and Secretary

Date	October 3, 2005	/s/ K. L. Thome

K. L. Thome Senior Vice President, Financial Operations

Exhibit Index

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.