Form 10-Q
period 2005-11-27
GENERAL MILLS INC
filed 2006-01-06
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number:   1-1185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, MN	55426
(Mail: P.O. Box 1113)	(Mail: 55440)
(Address of principal executive offices)	(Zip Code)

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

As of December 23, 2005, General Mills had 356,180,865 shares of its $.10 par value common stock outstanding (excluding 146,125,799 shares held in treasury).

Part I.   FINANCIAL INFORMATION

Item 1.    Financial Statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Nov. 27, 2005	Nov. 28, 2004	Nov. 27, 2005	Nov. 28, 2004
Net Sales	$3,273	$3,168	$5,935	$5,753

Costs and Expenses:
Cost of sales	1,928	1,889	3,485	3,470
Selling, general and administrative	700	637	1,342	1,248
Interest, net	103	125	193	238
Restructuring and other exit costs	2	3	11	43

Total Costs and Expenses	2,733	2,654	5,031	4,999

Earnings before Income Taxes and
Earnings from Joint Ventures	540	514	904	754

Income Taxes	191	171	321	254

Earnings from Joint Ventures	21	24	39	50

Net Earnings	$370	$367	$622	$550

Earnings per Share – Basic	$1.04	$.99	$1.73	$1.47

Earnings per Share – Diluted	$.97	$.92	$1.60	$1.36

Dividends per Share	$.33	$.31	$.66	$.62

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	Nov. 27, 2005	May 29, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$730	$573
Receivables	1,167	1,034
Inventories	1,258	1,037
Prepaid expenses and other current assets	179	203
Deferred income taxes	186	208

Total Current Assets	3,520	3,055

Land, Buildings and Equipment, at Cost	5,498	5,468
Less accumulated depreciation	(2,619)	(2,461)

Net Land, Buildings and Equipment	2,879	3,007
Goodwill	6,667	6,684
Other Intangible Assets	3,694	3,636
Other Assets	1,700	1,684

Total Assets	$18,460	$18,066

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,235	$1,136
Current portion of long-term debt	589	1,638
Notes payable	2,081	299
Other current liabilities	1,249	1,111

Total Current Liabilities	5,154	4,184
Long-term Debt	3,995	4,255
Deferred Income Taxes	1,843	1,851
Other Liabilities	938	967

Total Liabilities	11,930	11,257

Minority Interests	1,134	1,133

Stockholders’ Equity:
Cumulative preference stock, none issued	—	—
Common stock, 502 shares issued, $.10 par value	50	50
Additional paid-in capital	5,710	5,691
Retained earnings	4,882	4,501
Common stock in treasury, at cost, shares
of 146 and 133, respectively	(5,140)	(4,460)
Unearned compensation	(101)	(114)
Accumulated other comprehensive income (loss)	(5)	8

Total Stockholders’ Equity	5,396	5,676

Total Liabilities and Equity	$18,460	$18,066

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Twenty-six Weeks Ended
	Nov. 27, 2005	Nov. 28, 2004
Cash Flows – Operating Activities
Net earnings	$622	$550
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	211	221
Deferred income taxes	(3)	12
Changes in current assets and liabilities	(77)	(271)
Tax benefit on exercised options	15	17
Pension and other postretirement costs	(28)	(52)
Restructuring and other exit costs	11	43
Other, net	12	3

Net Cash Provided by Operating Activities	763	523

Cash Flows – Investing Activities
Purchases of land, buildings and equipment	(106)	(149)
Investments in businesses and intangibles	(7)	(5)
Investments in affiliates, net of investment
returns and dividends	28	13
Purchases of marketable investments	—	(1)
Proceeds from sale of marketable securities	1	25
Proceeds from disposal of land, buildings & equipment	2	10
Other, net	(29)	(6)

Net Cash Used by Investing Activities	(111)	(113)

Cash Flows – Financing Activities
Change in notes payable	1,780	(257)
Issuance of long-term debt	—	1
Payment of long-term debt	(1,333)	(221)
Proceeds from issuance of preferred membership
interests of subsidiary	—	835
Common stock issued	53	44
Purchases of common stock for treasury	(752)	(759)
Dividends paid	(241)	(231)
Other, net	(2)	(12)

Net Cash Used by Financing Activities	(495)	(600)

Increase (decrease) in Cash and Cash Equivalents	157	(190)
Cash and Cash Equivalents – Beginning of Year	573	751

Cash and Cash Equivalents – End of Period	$730	$561

Cash Flows from Changes in Current Assets and
Liabilities:
Receivables	$(151)	$(136)
Inventories	(219)	(150)
Prepaid expenses and other current assets	25	41
Accounts payable	105	(17)
Other current liabilities	163	(9)

Changes in Current Assets and Liabilities	$(77)	$(271)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Background

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks and the twenty-six weeks ended November 27, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2006.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Form 10-K for the year ended May 29, 2005. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note One to the consolidated financial statements in our Form 10-K except as noted in Note 13.

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

	13 Weeks Ended		26 Weeks Ended

In Millions, except per share data	Nov. 27, 2005	Nov. 28, 2004	Nov. 27, 2005	Nov. 28, 2004

Net earnings, as reported	$370	$367	$622	$550
Add: Stock-based employee compensation
expense included in reported net
earnings, net of related tax effects	7	5	14	10
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(13)	(14)	(25)	(28)

Pro forma net earnings	$364	$358	$611	$532

Earnings per share:
Basic – as reported	$1.04	$.99	$1.73	$1.47
Basic – pro forma	$1.03	$.97	$1.70	$1.42
Diluted – as reported	$.97	$.92	$1.60	$1.36
Diluted – pro forma	$.96	$.89	$1.57	$1.32

These amounts reflect the expensing of share awards made to retirement-eligible employees over the expected vesting period of the award. SFAS 123(R), “Share-Based Payment,” when adopted, will require the expensing of future awards over the period to retirement eligibility, if less than the vesting period. Future share-based compensation amounts may differ from the pro forma amounts presented based on that change as well as any changes in the number of options granted or their fair values.

The weighted average fair values at grant date of the options granted were estimated as $7.82 in the second quarter and first half of fiscal 2006, and $7.62 in the second quarter and first half of fiscal 2005, using the Black-Scholes option-pricing model.

(2)   Restructuring and Other Exit Costs

In the second quarter of fiscal 2006, we recorded restructuring and other exit costs of $2 million, primarily associated with an additional asset impairment recognized at one of our production plants.

In the second quarter of fiscal 2005, we recorded $3 million of restructuring and other exit costs associated with restructuring actions previously announced.

In the first twenty-six weeks of fiscal 2006, we recorded restructuring and other exit costs of $11 million, consisting of $10 million of charges related to an asset impairment recognized at one of our production plants and $1 million of charges associated with restructuring actions previously announced.

In the first twenty-six weeks of fiscal 2005, we recorded restructuring and other exit costs of $43 million, consisting of $38 million of charges associated with supply chain initiatives to further increase asset utilization and reduce manufacturing and sourcing costs, and $5 million of charges associated with restructuring actions previously announced.

The fiscal 2005 supply chain actions also resulted in certain associated expenses, primarily adjustments to the depreciable life of the assets necessary to reflect the shortened asset lives which coincided with final production dates. These associated expenses were recorded as cost of sales. In the second quarter of fiscal 2006, there were no associated expenses; in the second quarter of fiscal 2005, the associated expense recorded in cost of sales was $8 million. For the first twenty-six weeks of fiscal 2006, the expense recorded in cost of sales was $2 million; for the first twenty-six weeks of fiscal 2005, the expense recorded in cost of sales was $13 million.

(3)   Goodwill and Brand Intangibles

At August 28, 2005, we finalized the allocation of Goodwill and Brand Intangibles resulting from the Pillsbury acquisition within the International segment. The impact of this allocation, primarily foreign currency translation, was an increase to Goodwill and Brand Intangibles totaling $88 million and an increase to Deferred Income Tax Liabilities of $22 million. The net adjustment of $66 million was recorded in Accumulated Other Comprehensive Income.

The changes in the carrying amount of our Goodwill and Brand Intangibles for the first twenty-six weeks of fiscal 2006 were as follows:

In Millions	Goodwill	Brand Intangibles

Balance at May 29, 2005	$6,684	$3,516
Allocation – International segment	14	74
Activity including translation	(31)	(8)

Balance at Nov. 27, 2005	$6,667	$3,582

The activity occurring in the first twenty-six weeks of fiscal 2006 is primarily foreign currency translation.

(4)   Inventories

The components of inventories were as follows:

In Millions	Nov. 27, 2005	May 29, 2005

Raw materials, work in process and supplies	$249	$214
Finished goods	985	795
Grain	90	73
Reserve for LIFO valuation method	(66)	(45)

Total Inventories	$1,258	$1,037

(5)   Stockholders’ Equity

The following table provides detail of Total Comprehensive Income:

In Millions	13 Weeks Ended Nov. 27, 2005			13 Weeks Ended Nov. 28, 2004

	Pretax	Tax	Net	Pretax	Tax	Net
Net Earnings			$370			$367

Other Comprehensive Income
(Loss):
Foreign currency
translation adjustments	$(28)	$—	$(28)	$104	$—	$104
Other fair value changes:
Hedge derivatives	(9)	3	(6)	(4)	2	(2)
Reclassification to earnings:
Hedge derivatives	—	—	—	33	(13)	20

Other comprehensive
income	$(37)	$3	$(34)	$133	$(11)	$122

Total Comprehensive Income			$336			$489

In Millions	26 Weeks Ended Nov. 27, 2005			26 Weeks Ended Nov. 28, 2004

	Pretax	Tax	Net	Pretax	Tax	Net
Net Earnings			$622			$550

Other Comprehensive Income
(Loss):
Foreign currency
translation adjustments	$(10)	$—	$(10)	$113	$—	$113
Other fair value changes:
Hedge derivatives	(11)	4	(7)	(32)	12	(20)
Reclassification to earnings:
Hedge derivatives	8	(4)	4	64	(24)	40

Other comprehensive
income	$(13)	$—	$(13)	$145	$(12)	$133

Total Comprehensive Income			$609			$683

The changes in other comprehensive income are primarily non-cash items.

Accumulated Other Comprehensive Income (Loss) balances, net of tax effects, were as follows:

In Millions	Nov. 27, 2005	May 29, 2005

Foreign currency
translation adjustments	$125	$135
Unrealized gain (loss) from:
Securities	1	1
Hedge derivatives	(79)	(76)
Pension plan minimum liability	(52)	(52)

Accumulated Other Comprehensive Income (Loss)	$(5)	$8

(6)   Earnings Per Share

We adopted Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8) in the third quarter of fiscal 2005. The adoption increased our diluted shares outstanding by 29 million shares to give effect to the contingent issuance of shares under our zero coupon convertible debentures issued in October 2002. Also, net earnings used for earnings per share calculations were adjusted, using the if-converted method. The adoption of EITF 04-8 reduced our previously reported diluted earnings per share by $0.05 for the second quarter of fiscal 2005 and by $0.08 for the first twenty-six weeks of fiscal 2005.

Basic and diluted earnings per share were calculated using the following:

	13 Weeks Ended		26 Weeks Ended

In Millions, except per share data	Nov. 27, 2005	Nov. 28, 2004	Nov. 27, 2005	Nov. 28, 2004

Net earnings – as reported	$370	$367	$622	$550
Interest on contingently convertible
debentures, after tax	3	5	8	10

Net earnings for diluted earnings per
share calculation	$373	$372	$630	$560

Average number of common shares –
basic earnings per share	355	370	360	375
Incremental share effect from:
Stock options (a)	5	6	6	6
Restricted stock, restricted stock
units and other (a)	2	1	2	1
Contingently convertible
debentures (b)	22	29	25	29

Average number of common shares –
diluted earnings per share	384	406	393	411

Earnings per Share – Basic	$1.04	$.99	$1.73	$1.47
Earnings per Share – Diluted	$.97	$.92	$1.60	$1.36

(a)	Incremental shares from stock options, restricted stock and restricted stock units are computed by the treasury stock method.

(b)

Shares from contingently convertible debentures are reflected using the if-converted method. The number of shares deemed to be outstanding was reduced in the second quarter of fiscal 2006 in connection with the debt repurchase described in Note 7 below.

In December 2005 we completed a consent solicitation and entered into a supplemental indenture related to our zero coupon convertible debentures. We also made an irrevocable election: (i) to satisfy all future obligations to repurchase debentures solely in cash and (ii) to satisfy all future conversions of debentures (a) solely in cash up to an amount equal to the accreted value of the debentures and (b) at our discretion, in cash, stock or a combination of cash and stock to the extent the conversion value of the debentures exceeds the accreted value. As a result of these actions, beginning in the third quarter of fiscal 2006, no shares of common stock underlying the debentures are considered outstanding for purposes of calculating our diluted earnings per share.

(7)   Debt

On October 28, 2005, we repurchased our zero coupon convertible debentures pursuant to the rights of the holders for an aggregate purchase price of $1.33 billion, including $77 million of accreted original issue discount. These debentures had an aggregate principal amount at maturity of $1.86 billion. There was no gain or loss to us associated with this repurchase. Following this repurchase, there are $371 million in aggregate principal amount at maturity of the debentures, or $265 million of current accreted value, still outstanding. We used the proceeds from the issuance of commercial paper to fund the purchase price of the debentures. We also have reclassified the remaining zero coupon convertible debentures to long-term debt based on the put rights of the holders.

The components of notes payable at the end of the respective periods were as follows:

In Millions	Nov. 27, 2005	May 29, 2005

U.S. commercial paper	$1,294	$125
Euro commercial paper	651	—
Financial institutions	136	174

Total Notes Payable	$2,081	$299

On October 21, 2005, we entered into a new $1.1 billion 364-day credit facility expiring in October 2006 and a new $1.1 billion five-year credit facility expiring in October 2010. These new facilities replaced our $1.1 billion credit facility that would have expired in January 2006 and our $750 million credit facility that would have expired in April 2006. We also have a $750 million five-year credit facility that will expire in January 2009. As of November 27, 2005, we had no outstanding borrowings under these facilities.

(8)   Share Repurchases

During the first half of fiscal 2006, we repurchased 16 million shares of our common stock for an aggregate purchase price of $752 million. During the first half of fiscal 2005, we repurchased 17 million shares of common stock for an aggregate purchase price of $759 million.

(9)   Interest, Net

The components of net interest, including distributions to minority interest holders, were as follows:

	13 Weeks Ended		26 Weeks Ended
In Millions	Nov. 27, 2005	Nov. 28, 2004	Nov. 27, 2005	Nov. 28, 2004

Interest expense	$97	$119	$178	$235
Distributions paid on preferred stock and
interests of subsidiaries	15	9	29	11
Capitalized interest	(1)	(1)	(1)	(2)
Interest income	(8)	(2)	(13)	(6)

Interest, Net	$103	$125	$193	$238

(10)   Statements of Cash Flows

During the first twenty-six weeks of fiscal 2006, we made cash interest payments of $182 million, versus $224 million in the same period last year. In the first twenty-six weeks of fiscal 2006, we made tax payments of $146 million, versus $151 million in the same period last year.

(11)   Retirement and Other Postretirement Benefit Plans

Components of net pension and postretirement (income) expense for each fiscal period were as follows:

	Pension Plans		Postretirement Benefit Plans
	13 Weeks Ended		13 Weeks Ended
In Millions	Nov. 27, 2005	Nov. 28, 2004	Nov. 27, 2005	Nov. 28, 2004

Service cost	$19	$15	$5	$4
Interest cost	41	41	13	13
Expected return on plan assets	(81)	(75)	(6)	(5)
Amortization of losses	10	2	4	3
Amortization of prior service
costs	2	2	(1)	(1)

Net (income) expense	$(9)	$(15)	$15	$14

	Pension Plans		Postretirement Benefit Plans
	26 Weeks Ended		26 Weeks Ended
In Millions	Nov. 27, 2005	Nov. 28, 2004	Nov. 27, 2005	Nov. 28, 2004

Service cost	$38	$30	$9	$8
Interest cost	83	83	26	26
Expected return on plan assets	(162)	(150)	(12)	(11)
Amortization of losses	19	5	9	7
Amortization of prior service
costs	3	3	(1)	(1)
Settlement or curtailment losses	—	2	—	2

Net (income) expense	$(19)	$(27)	$31	$31

(12)   Operating Segments

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories.

We aggregate our operating segments into three reportable segments: 1) U.S. Retail; 2) International; and 3) Bakeries and Foodservice. Our U.S. Retail segment reflects business with a wide variety of grocery stores; specialty stores; drug, dollar and discount chains; and mass merchandisers operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our International segment includes a retail business in Canada that largely mirrors our U.S. Retail product mix, along with retail and foodservice businesses competing in key markets in Europe, Latin America and the Asia/Pacific region. Our Bakeries and Foodservice segment consists of products marketed to retail and wholesale bakeries, commercial and noncommercial foodservice distributors and operators, and convenience stores throughout the United States and Canada.

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

	13 Weeks Ended		26 Weeks Ended
In Millions	Nov. 27, 2005	Nov. 28, 2004	Nov. 27, 2005	Nov. 28, 2004

Net Sales:
U.S. Retail	$2,336	$2,276	$4,135	$4,036
International	472	436	918	840
Bakeries and Foodservice	465	456	882	877

Total	$3,273	$3,168	$5,935	$5,753

Segment Operating Profit:
U.S. Retail	$545	$567	$951	$921
International	56	49	117	85
Bakeries and Foodservice	46	46	79	69

Total	647	662	1,147	1,075

Unallocated corporate items	(2)	(20)	(39)	(40)
Interest, net	(103)	(125)	(193)	(238)
Restructuring and other exit costs	(2)	(3)	(11)	(43)

Earnings before income taxes and
earnings from joint ventures	540	514	904	754
Income taxes	(191)	(171)	(321)	(254)
Earnings from joint ventures	21	24	39	50

Net Earnings	$370	$367	$622	$550

(13)   New Accounting Standards

In the quarter ended November 27, 2005, we adopted SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 did not have any impact on our results of operations or financial condition.

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

RESULTS OF OPERATIONS

Thirteen-Week Results

For the quarter ended November 27, 2005, we reported diluted earnings per share of $0.97, up 5 percent from $0.92 per share earned in the same period last year. Earnings after tax were $370 million in the second quarter of fiscal 2006, up 1 percent from $367 million last year. Net sales for the thirteen weeks ended November 27, 2005 grew 3 percent to $3.27 billion, and segment operating profits decreased 2 percent to $647 million.

Net sales growth during the second quarter of fiscal 2006 was the result of 2 points of volume growth, primarily in International and U.S. Retail, and 1 point of growth from net price realization (defined as the impact of list and promoted price increases net of increases in trade promotion costs) and product mix across all of our businesses. Promotional spending and foreign currency exchange effects were flat compared to the same period in fiscal 2005.

Cost of sales was up $39 million in the quarter versus last year. Cost of sales increased $47 million primarily due to unit volume increases, as supply chain efficiencies largely offset cost increases due to inflation. The second quarter of fiscal 2005 also included $8 million of additional expense, primarily accelerated depreciation, associated with certain exit activities. Cost of sales as a percent of sales decreased from 59.6 percent to 58.9 percent.

Selling, general and administrative expense (SG&A) was up $63 million in the quarter versus last year. SG&A as a percent of sales in the quarter increased from 20.1 percent last year to 21.4 percent this year. The increase in SG&A from the second quarter of fiscal 2005 is largely the result of an increase in consumer marketing spending, primarily advertising, of $41 million over last year, and increased customer freight costs, up $24 million from a year ago primarily due to increased fuel costs.

Interest expense for the quarter totaled $103 million, 18 percent below last year’s second quarter amount of $125 million, primarily as the result of last year’s debt pay down.

In the second quarter of fiscal 2006, we recorded restructuring and other exit costs of $2 million, primarily associated with an additional asset impairment recognized at one of our production plants. This compares to restructuring and other exit costs of $3 million recorded in the second quarter of fiscal 2005. The costs associated with previously announced restructuring actions included in cost of sales also decreased during the quarter. In the second quarter of fiscal 2006, there was no associated expense recorded in cost of sales and in the second quarter of fiscal 2005, the associated expense recorded in cost of sales was $8 million.

The effective tax rate was 35.4 percent for the second quarter of fiscal 2006. This compares to 33.3 percent in the second quarter of fiscal 2005. Last year’s second-quarter tax rate was lower primarily due to the resolution of certain tax items.

Earnings after tax from joint ventures totaled $21 million in the second quarter, down from $24 million a year earlier due to the absence of earnings from the divested Snack Ventures Europe (SVE) joint venture, which was terminated on February 28, 2005. Earnings from SVE were $8 million in the second quarter of fiscal 2005. Cereal Partners Worldwide (CPW), our joint venture with Nestlé, posted a 4 percent net sales gain for the period. Net sales for our Häagen-Dazs ice cream joint ventures in Asia also were up 4 percent from the fiscal 2005 second quarter. 8th Continent, our soy products joint venture with DuPont, achieved 9 percent net sales growth in the quarter.

Average diluted shares outstanding decreased by 22 million from the second quarter of fiscal 2005 due to the impact of our fiscal 2006 repurchases of 16 million shares, our repurchase of 17 million shares from Diageo plc in October 2004, and the repurchase of our contingently convertible debentures in October 2005, partially offset by the issuance of shares upon stock option exercises.

Twenty-six Week Results

For the twenty-six weeks ended November 27, 2005, we reported diluted earnings per share of $1.60, up 18 percent from $1.36 per share earned in the same period last year. Earnings after tax were $622 million in the first half of fiscal 2006, up 13 percent from $550 million last year. Net sales for the twenty-six weeks ended November 27, 2005 grew 3 percent to $5.94 billion, and segment operating profits increased 7 percent to $1.15 billion.

Net sales growth during the first half of fiscal 2006 was the result of 2 points of volume growth, primarily in International and U.S. Retail, and 1 point of growth from net price realization and product mix across all of our businesses. Promotional spending and foreign currency exchange effects were flat compared to the same period in fiscal 2005.

Cost of sales was up $15 million in the first half versus last year. Cost of sales increased $31 million primarily due to unit volume increases, as manufacturing efficiencies largely offset cost increases due to inflation. Cost of sales decreased by $16 million versus last year as the result of an $11 million year-over-year decrease in expense from accelerated depreciation associated with exit activities, as described below, and $5 million of product recall costs incurred in fiscal 2005. Cost of sales as a percent of sales decreased from 60.3 percent to 58.7 percent.

Selling, general and administrative expense was up $94 million in the first half versus last year. SG&A as a percent of sales in the first half increased from 21.7 percent last year to 22.6 percent this year. The increase in SG&A from the first half of fiscal 2005 is primarily the result of an increase in customer freight costs of $47 million over a year ago, largely due to increased fuel costs, and an increase in consumer marketing spending, primarily advertising, of $32 million over last year.

Interest expense for the first half totaled $193 million, lower than last year’s first half amount of $238 million, primarily as the result of last year’s debt pay down and the maturation of interest rate swaps.

In the first twenty-six weeks of fiscal 2006, we recorded restructuring and other exit costs of $11 million, consisting of $10 million of charges related to an asset impairment recognized at one of our production plants and $1 million of charges associated with restructuring actions previously announced. This compares to restructuring and other exit costs of $43 million recorded in the first half of fiscal 2005. The costs associated with previously announced restructuring actions included in cost of sales also decreased during the first half of fiscal 2006 to $2 million, down from $13 million in the first half of fiscal 2005.

The effective tax rate was 35.5 percent for the first half of fiscal 2006. This compares to 33.7 percent in the first half of fiscal 2005. The increase in the tax rate from fiscal 2005 is primarily the result of the resolution of certain tax items last year.

Earnings after tax from joint ventures totaled $39 million in the first half, compared to $50 million a year earlier. Earnings from SVE were $18 million in the first half of fiscal 2005. Net sales for CPW were up 6 percent. Net sales for our Häagen-Dazs ice cream joint ventures in Asia grew 2 percent from the fiscal 2005 first half. 8th Continent achieved 18 percent net sales growth in the first half.

Average diluted shares outstanding decreased by 18 million from the first half of fiscal 2005 due to the impact of our fiscal 2006 repurchase of 16 million shares, our repurchase of shares from Diageo plc in October 2004, and the repurchase of our contingently convertible debentures in October 2005, partially offset by the issuance of shares upon stock option exercises.

U.S. Retail Segment Results

Net sales for our U.S. Retail operations were up 3 percent in the second quarter to $2.34 billion, reflecting 2 percent unit volume growth and 1 percent net price realization. Operating profits for the quarter totaled $545 million, down 4 percent from prior-year operating profits that were up 5 percent from fiscal 2004 levels.

For the first half, net sales for our U.S. Retail operations were $4.14 billion, up 2 percent from last year, and operating profits for the period improved 3 percent from $921 million last year to $951 million this year.

U.S. Retail Net Sales and Volume Growth – Fiscal 2006 vs. 2005

	2nd Quarter		26 Weeks
	Net Sales	Volume	Net Sales	Volume
Yoplait	+16%	+17%	+17%	+18%
Meals	+9	+4	+7	+4
Snacks	+8	+11	+6	+8
Baking Products	+3	+1	+2	Flat
Big G Cereals	-2	-1	-1	-4
Pillsbury USA	-4	-6	-3	-4

Total U.S. Retail	+3%	+2%	+2%	+1%

The Meals division made the strongest dollar contribution to net sales growth in the second quarter of fiscal 2006, with a 9 percent increase driven by Progresso soup and Helper dinner mixes. Yoplait net sales grew 16 percent, reflecting continued strong performance from core product lines and new Chocolate Whips! yogurt. Snacks net sales grew 8 percent, led by Nature Valley granola bars and Chex Mix. Baking Products net sales rose 3 percent in the second quarter, reflecting price realization and favorable mix, including strong performance from new Warm Delights single-serve microwaveable desserts. Big G Cereals net sales were 2 percent below prior-year results, driven by a 1 percent decline in unit volume and 1 point from pricing and product mix. Pillsbury USA net sales declined 4 percent for the quarter, primarily due to lower unit volume in refrigerated cookies, reflecting increased competitive activity, and Totino’s.

Consumer retail purchases of our products were up 4 percent for the quarter and up 3 percent for twenty-six weeks as compared to last year in ACNielsen-measured channels including projections for Wal-Mart.

General Mills Retail Dollar Sales Growth – Fiscal 2006 vs. 2005

	2nd Quarter	26 Weeks
Composite Retail Sales	+4%	+3%

Major Product Lines

Grain Snacks	+20%	+20%
Ready-to-serve Soup	+18	+16
Refrigerated Yogurt	+19	+15
Dessert Mixes	+9	+4
Frozen Vegetables	+1	+4
Hot Snacks	-1	+2
Refrigerated Dough	+1	+1
Microwave Popcorn	+6	Flat
Dry Dinners	+1	-1
Ready-to-eat Cereals	Flat	-2
Fruit Snacks	-7	-5

Source: ACNielsen including panel projections for Wal-Mart

International Segment Results

Net sales for our International segment were up 8 percent in the second quarter to $472 million. This increase was primarily the result of unit volume, which increased 5 percent with increases in all geographic regions. Favorable foreign currency effects contributed 2 points of sales growth. Operating profits for the quarter grew to $56 million in fiscal 2006, up 14 percent from $49 million last year, reflecting the effects of volume and favorable currency, as well as improved productivity.

For twenty-six weeks, net sales for our International segment were $918 million, up 9 percent. Unit volume for the first twenty-six weeks was up 6 points. Favorable foreign currency effects contributed 3 points of sales growth. Operating profits for twenty-six weeks grew to $117 million in fiscal 2006, up 38 percent from $85 million last year.

Bakeries and Foodservice Segment Results

Second quarter net sales for our Bakeries and Foodservice segment increased 2 percent to $465 million. This increase was primarily the result of net price realization and favorable product mix. Second-quarter unit volume for Bakeries and Foodservice essentially matched prior-year levels. Operating profits for the segment of $46 million also matched last year’s second quarter.

For twenty-six weeks, net sales for our Bakeries and Foodservice segment increased 1 percent to $882 million, as net price realization and product mix offset a 1 percent decline in volume. Operating profits for the segment were $79 million, up 14 percent from $69 million last year.

Unallocated Corporate Items

Corporate unallocated expense in the second quarter totaled $2 million. In last year’s second quarter, corporate unallocated expense totaled $20 million, including $8 million of expense, primarily accelerated depreciation associated with restructuring and exit activities. For twenty-six weeks, corporate unallocated expense items were essentially unchanged.

FINANCIAL CONDITION

During the first half of fiscal 2006, we repurchased 16 million shares of common stock for an aggregate purchase price of $752 million. During the first half of fiscal 2005, we repurchased 17 million shares of common stock for an aggregate purchase price of $759 million.

During the first twenty-six weeks of fiscal 2006, operating activities provided cash of $763 million. This compares to cash provided by operations in the first twenty-six weeks of fiscal 2005 of $523 million. This $240 million improvement was due primarily to a lower build of working capital in fiscal 2006 compared to fiscal 2005, and the increase in net earnings of $72 million. In the first twenty-six weeks of fiscal 2006, working capital increased by $77 million compared to an increase of $271 million in fiscal 2005, a year-over-year improvement of $194 million. Seasonal increases in receivables and inventories were partially offset by increases in accounts payable (primarily marketing-related) and other current liabilities, primarily related to the timing of tax payments.

During the first twenty-six weeks of fiscal 2006, investments for land, buildings and equipment and intangibles totaled $113 million. We expect to spend approximately $400 million for capital projects in fiscal 2006, primarily for fixed assets to support future growth and increase supply chain productivity.

On October 28, 2005, we repurchased our zero coupon convertible debentures pursuant to the rights of the holders for an aggregate purchase price of $1.33 billion, including $77 million of accreted original issue discount. These debentures had an aggregate principal amount at maturity of $1.86 billion. There was no gain or loss to us associated with this repurchase. Following this repurchase, there are $371 million in aggregate principal amount at maturity of the debentures, or $265 million of current accreted value, still outstanding. We used the proceeds from the issuance of commercial paper to fund the purchase price of the debentures. We also have reclassified the remaining zero coupon convertible debentures to long-term debt based on the put rights of the holders.

In December 2005 we completed a consent solicitation and entered into a supplemental indenture related to our zero coupon convertible debentures. We also made an irrevocable election: (i) to satisfy all future obligations to repurchase debentures solely in cash and (ii) to satisfy all future conversions of debentures (a) solely in cash up to an amount equal to the accreted value of the debentures and (b) at our discretion, in cash, stock or a combination of cash and stock to the extent the conversion value of the debentures exceeds the accreted value. As a result of these actions, no shares of common stock underlying the debentures are considered outstanding after December 12, 2005, for purposes of calculating our diluted earnings per share.

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada and Europe. Our commercial paper borrowings are supported by a total of $2.95 billion of fee-paid committed credit lines. On October 21, 2005, we entered into a new $1.1 billion 364-day credit facility expiring in October 2006 and a new $1.1 billion five-year credit facility expiring in October 2010. These new facilities replaced our $1.1 billion credit facility that would have expired in January 2006 and our $750 million credit facility that would have expired in April 2006. We also have a $750 million five-year credit facility that will expire in January 2009. As of November 27, 2005, we had no outstanding borrowings under these facilities.

We also have an effective universal shelf registration statement covering the sale of up to $5.1 billion of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts and units.

We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

Our total debt balances were as follows:

In Millions	Nov. 27, 2005	May 29, 2005

Notes payable	$2,081	$299
Current portion of long-term debt	589	1,638
Long-term debt	3,995	4,255

Total Debt	$6,665	$6,192

Our notes payable increased since our fiscal year-end primarily as a result of our repurchase of our zero coupon convertible debentures, and our share repurchases earlier this year. We have reclassified the remaining zero coupon convertible debentures to long-term debt based on the put rights of the holders.

The series B-1 preferred membership interests in General Mills Cereals, LLC (GMC), are required to be exchanged for shares of our perpetual preferred stock upon the occurrence of certain events, including a decrease in our long-term debt rating below either Ba3 as rated by Moody’s or BB- as rated by Standard & Poor’s or Fitch, Inc., or a failure to pay a quarterly dividend on our common stock. In addition, if GMC fails to make required distributions to the holders of the B-1 interests, we will be restricted from paying any dividends (other than dividends in the form of shares of common stock) or other distributions on shares of our common stock, and may not repurchase or redeem shares of our common stock, until such distributions are paid. Our cash and cash equivalents include $11 million in GMC and $104 million in General Mills Capital, Inc. that are restricted from use for our general corporate purposes pursuant to the terms of our agreements with third-party minority interest investors.

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the twenty-six week period ending November 27, 2005.

On December 12, 2005, we announced that our Board of Directors approved an increase in our quarterly dividend to 34 cents per share, payable on February 1, 2006, to shareholders of record January 10, 2006. The previous quarterly dividend rate of 33 cents per share was established with the August 1, 2005 payment. During the first twenty-six weeks of fiscal 2006, we paid $241 million in dividends.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note One to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 29, 2005. The accounting policies used in preparing our interim fiscal 2006 consolidated financial statements are the same as those described in our Form 10-K.

Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for trade and consumer promotion activities, asset impairments, income taxes, and pension and postretirement liabilities.

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

Asset Impairments

Evaluating the impairment of long-lived assets — including property, plant and equipment, goodwill, and other intangible assets — involves management judgment in estimating the fair values and future cash flows related to these assets, as well as assessing our plans for their future use. Although the predictability of long-term cash flows may be somewhat uncertain, and assuming our plans for future use remain unchanged, our evaluations indicate fair values of assets significantly in excess of stated book values. Therefore, we believe the risk of unrecognized impairment is low.

Income Taxes

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open tax issues are not dissimilar in size or substance from historical items, except for the accounting for losses recorded as part of the Pillsbury transaction.

Pension Accounting

The accounting for pension and other postretirement liabilities requires the estimation of several critical factors. The assumptions used in the determination of those liabilities are unchanged from May 29, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS 123(R) will become effective for us in the first quarter of fiscal 2007. We are still evaluating the impact of adopting SFAS 123(R) on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for the fiscal year beginning after June 15, 2005, and is effective for us in the first quarter of fiscal 2007. We do not expect SFAS 151 to have a material impact on our results of operations or financial condition.

We adopted SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29” in the quarter ended November 27, 2005. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 did not have any impact on our results of operations or financial condition.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (FSP 109-2). FSP 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 on income tax expense and deferred tax liability. FSP 109-2 includes a one year reduced tax rate on repatriation of foreign earnings and a phased-in tax deduction provided for qualifying domestic production activities. We are currently evaluating the impact of repatriation provisions as Treasury guidance is provided. However, the range of reasonably possible amounts of unremitted earnings that is being considered for repatriation in fiscal year 2006 is between $0 and $60 million with the respective income tax impact ranging from $0 to $3 million based on a 5.25 percent tax rate.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended November 27, 2005. For additional information, see “Market Risk Management” on pages 22-23 of our Form 10-K for the year ended May 29, 2005.

Item 4.    Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 27, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended November 27, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the three fiscal months ended November 27, 2005.

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

Aug. 29, 2005 – Oct. 2, 2005	33,947	$ 46.68	—	—

Oct. 3, 2005 – Oct. 30, 2005	—	$ —	—	—

Oct. 31, 2005 – Nov. 27, 2005	72,416	$ 48.29	—	—

Total	106,363	$ 47.77	—	—

(a)	The total number of shares purchased includes: (i) 65,100 shares purchased from the ESOP fund of our 401(k) savings plan, and (ii) 41,263 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock.

(b)	On February 21, 2000, we announced that our Board of Directors authorized us to repurchase our common stock, with a maximum of 170 million shares to be held in our treasury. The Board did not specify a time period or an expiration date for the authorization.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders was held on September 26, 2005.

(b)	All directors nominated were elected at the Annual Meeting.

(c)	For the election of directors, the results were as follows:

Paul Danos	For	318,861,641
	Withheld	4,865,744

William T. Esrey	For	315,786,420
	Withheld	7,940,965

Raymond V. Gilmartin	For	305,537,622
	Withheld	18,189,763

Judith Richards Hope	For	315,864,702
	Withheld	7,862,683

Heidi G. Miller	For	317,665,219
	Withheld	6,062,166

Hilda Ochoa-Brillembourg	For	302,007,176
	Withheld	21,720,209

Steve Odland	For	320,168,265
	Withheld	3,559,120

Michael D. Rose	For	310,254,018
	Withheld	13,473,367

Robert L. Ryan	For	320,034,914
	Withheld	3,692,471

Stephen W. Sanger	For	317,215,983
	Withheld	6,511,402

A. Michael Spence	For	315,355,622
	Withheld	8,371,763

Dorothy A. Terrell	For	316,127,699
	Withheld	7,599,686

The appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2006 was ratified:

For:	312,765,599
Against:	8,606,778
Abstain:	2,355,000

The adoption of the 2005 Stock Compensation Plan was approved:

For:	216,577,189
Against:	62,494,441
Abstain:	4,254,285
Broker Non-Vote:	40,401,470

A shareholder proposal regarding the sale of General Mills was not approved:

For:	5,265,009
Against:	273,996,983
Abstain:	4,068,413
Broker Non-Vote:	40,396,980

Item 6.    Exhibits.

Exhibit 4	First Supplemental Indenture, dated as of September 14, 2005, between General Mills, Inc. and BNY Midwest Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 15, 2005).

Exhibit 10.1	General Mills, Inc. 2005 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 28, 2005).

Exhibit 10.2	364-Day Credit Agreement, dated as of October 21, 2005, among General Mills, Inc., the several financial institutions from time to time party to the agreement and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 25, 2005).

Exhibit 10.3	Five-Year Credit Agreement, dated as of October 21, 2005, among General Mills, Inc., the several financial institutions from time to time party to the agreement and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 25, 2005).

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date	January 6, 2006	By: /s/ S. S. Marshall

S. S. Marshall Senior Vice President, General Counsel and Secretary

Date	January 6, 2006	By: /s/ K. L. Thome

K. L. Thome Senior Vice President, Financial Operations (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.