Form 10-Q
period 2006-02-26
GENERAL MILLS INC
filed 2006-04-03
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number:   1-1185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, MN	55426
(Mail: P.O. Box 1113)	(Mail: 55440)
(Address of principal executive offices)	(Zip Code)

(763) 764-7600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer      X       Accelerated filer              Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes             No      X

As of March 20, 2006, General Mills had 355,932,560 shares of its $.10 par value common stock outstanding (excluding 146,374,104 shares held in treasury).

Part I.   FINANCIAL INFORMATION

Item 1.    Financial Statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

	13 Weeks Ended		39 Weeks Ended
	Feb. 26, 2006	Feb. 27, 2005	Feb. 26, 2006	Feb. 27, 2005
Net Sales	$2,860	$2,772	$8,795	$8,525

Costs and Expenses:
Cost of sales	1,746	1,695	5,231	5,165
Selling, general and administrative	654	580	1,996	1,828
Interest, net	101	107	294	345
Restructuring and other exit costs	5	3	16	46

Total Costs and Expenses	2,506	2,385	7,537	7,384

Earnings before Income Taxes and
Earnings from Joint Ventures	354	387	1,258	1,141

Income Taxes	123	180	444	434

Earnings from Joint Ventures	15	23	54	73

Net Earnings	$246	$230	$868	$780

Earnings per Share – Basic	$.69	$.63	$2.42	$2.10

Earnings per Share – Diluted	$.68	$.58	$2.29	$1.94

Dividends per Share	$.34	$.31	$1.00	$.93

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except per Share Data)

	Feb. 26, 2006	May 29, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$653	$573
Receivables	1,088	1,034
Inventories	1,170	1,037
Prepaid expenses and other current assets	198	203
Deferred income taxes	164	208

Total Current Assets	3,273	3,055

Land, Buildings and Equipment, at Cost	5,545	5,468
Less accumulated depreciation	(2,693)	(2,461)

Net Land, Buildings and Equipment	2,852	3,007
Goodwill	6,666	6,684
Other Intangible Assets	3,693	3,636
Other Assets	1,731	1,684

Total Assets	$18,215	$18,066

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,126	$1,136
Current portion of long-term debt	2,079	1,638
Notes payable	1,806	299
Other current liabilities	1,250	1,111

Total Current Liabilities	6,261	4,184
Long-term Debt	2,502	4,255
Deferred Income Taxes	1,830	1,851
Other Liabilities	949	967

Total Liabilities	11,542	11,257

Minority Interests	1,135	1,133

Stockholders’ Equity:
Cumulative preference stock, none issued	—	—
Common stock, 502 shares issued, $.10 par value	50	50
Additional paid-in capital	5,718	5,691
Retained earnings	5,007	4,501
Common stock in treasury, at cost, shares
of 147 and 133, respectively	(5,158)	(4,460)
Unearned compensation	(93)	(114)
Accumulated other comprehensive income	14	8

Total Stockholders’ Equity	5,538	5,676

Total Liabilities and Equity	$18,215	$18,066

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	39 Weeks Ended
	Feb. 26, 2006	Feb. 27, 2005
Cash Flows – Operating Activities
Net earnings	$868	$780
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	317	330
Deferred income taxes	—	26
Changes in current assets and liabilities	(26)	(170)
Tax benefit on exercised options	21	56
Pension and other postretirement costs	(17)	(65)
Restructuring and other exit costs	16	46
Other, net	17	(15)

Net Cash Provided by Operating Activities	1,196	988

Cash Flows – Investing Activities
Purchases of land, buildings and equipment	(180)	(238)
Investments in businesses and intangibles	(21)	(11)
Investments in affiliates, net of investment
returns and dividends	36	26
Purchases of marketable securities	—	(1)
Proceeds from sale of marketable securities	—	32
Proceeds from disposal of land, buildings & equipment	4	17
Other, net	(28)	1

Net Cash Used by Investing Activities	(189)	(174)

Cash Flows – Financing Activities
Change in notes payable	1,503	(573)
Issuance of long-term debt	—	2
Payment of long-term debt	(1,344)	(286)
Proceeds from issuance of preferred membership
interests of subsidiary	—	835
Common stock issued	85	179
Purchases of common stock for treasury	(806)	(766)
Dividends paid	(363)	(346)
Other, net	(2)	(13)

Net Cash Used by Financing Activities	(927)	(968)

Increase (decrease) in Cash and Cash Equivalents	80	(154)
Cash and Cash Equivalents – Beginning of Year	573	751

Cash and Cash Equivalents – End of Period	$653	$597

Cash Flows from Changes in Current Assets and
Liabilities:
Receivables	$(62)	$(29)
Inventories	(129)	(37)
Prepaid expenses and other current assets	8	38
Accounts payable	(5)	(179)
Other current liabilities	162	37

Changes in Current Assets and Liabilities	$(26)	$(170)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Background

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks and the thirty-nine weeks ended February 26, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2006.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Form 10-K for the year ended May 29, 2005. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in our Form 10-K except as described in Note 14.

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

	13 Weeks Ended		39 Weeks Ended
In Millions, except per share data	Feb. 26, 2006	Feb. 27, 2005	Feb. 26, 2006	Feb. 27, 2005

Net earnings, as reported	$246	$230	$868	$780
Add: Stock-based employee compensation
expense included in reported net
earnings, net of related tax effects	8	7	22	17
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(12)	(19)	(37)	(47)

Pro forma net earnings	$242	$218	$853	$750

Earnings per share:
Basic – as reported	$.69	$.63	$2.42	$2.10
Basic – pro forma	$.68	$.60	$2.38	$2.02
Diluted – as reported	$.68	$.58	$2.29	$1.94
Diluted – pro forma	$.66	$.55	$2.24	$1.87

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

The weighted average fair values at grant date of the options granted were estimated as $9.00 in the third quarter and $8.04 for the first thirty-nine weeks of fiscal 2006, and $8.33 in the third quarter and $8.53 for the first thirty-nine weeks of fiscal 2005, using the Black-Scholes option-pricing model.

(2)   Acquisitions

In the third quarter of fiscal 2006, we acquired Croissant King, a producer of frozen pastry products in Australia, and acquired a controlling interest in Pinedale Holdings, Limited, an operator of Häagen-Dazs Cafes in Singapore and Malaysia. The aggregate purchase price of these acquisitions totaled approximately $10 million.

(3)   Restructuring and Other Exit Costs

In the third quarter of fiscal 2006, we recorded restructuring and other exit costs of $5 million, consisting of $2 million primarily for severance costs associated with the closure of our frozen dough foodservice plant in Swedesboro, New Jersey; $2 million of restructuring costs at our Allentown, Pennsylvania frozen waffle plant, primarily related to product and production realignment; and $1 million associated with restructuring actions previously announced. The decision to close the Swedesboro plant affected approximately 101 employees and was undertaken to increase asset utilization and reduce manufacturing costs. The restructuring action at the Allentown plant affected approximately 60 employees and was undertaken to reduce manufacturing costs and eliminate a low-margin product line.

In the third quarter of fiscal 2005, we recorded $3 million of restructuring and other exit costs associated with restructuring actions previously announced.

In the first thirty-nine weeks of fiscal 2006, we recorded restructuring and other exit costs of $16 million, consisting of $12 million of charges associated with the closure of the plant in Swedesboro, New Jersey, including $10 million of asset impairment charges recorded in the first and second quarters of fiscal 2006; $2 million related to the restructuring at the plant in Allentown, Pennsylvania; and $2 million of charges associated with restructuring actions previously announced.

In the first thirty-nine weeks of fiscal 2005, we recorded restructuring and other exit costs of $46 million, consisting of $40 million of charges associated with supply chain initiatives to further increase asset utilization and reduce manufacturing and sourcing costs, and $6 million of charges associated with restructuring actions previously announced.

The fiscal 2005 supply chain actions also resulted in certain associated expenses, primarily adjustments to the depreciable life of the assets necessary to reflect the shortened asset lives which coincided with final production dates. These associated expenses were recorded as cost of sales. In the third quarter of fiscal 2006, there were no associated expenses; in the third quarter of fiscal 2005, the associated expense recorded was $3 million. For the first thirty-nine weeks of fiscal 2006, the expense was $2 million; for the first thirty-nine weeks of fiscal 2005, the expense was $16 million.

(4)   Goodwill and Brand Intangibles

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

The changes in the carrying amount of our Goodwill and Brand Intangibles for the first thirty-nine weeks of fiscal 2006 were as follows:

In Millions	Goodwill	Brand Intangibles

Balance at May 29, 2005	$6,684	$3,516
Allocation – International segment	14	74
Activity including translation	(32)	(6)

Balance at Feb. 26, 2006	$6,666	$3,584

The activity occurring in the first thirty-nine weeks of fiscal 2006 is primarily foreign currency translation.

(5)   Inventories

The components of inventories were as follows:

In Millions	Feb. 26, 2006	May 29, 2005

Raw materials, work in process and packaging	$236	$214
Finished goods	900	795
Grain	101	73
Reserve for LIFO valuation method	(67)	(45)

Total Inventories	$1,170	$1,037

(6)   Stockholders’ Equity

The following table provides detail of Total Comprehensive Income:

In Millions	13 Weeks Ended Feb. 26, 2006			13 Weeks Ended Feb. 27, 2005

	Pretax	Tax	Net	Pretax	Tax	Net
Net Earnings			$246			$230

Other Comprehensive Income:
Foreign currency
translation adjustments	$9	$—	$9	$(8)	$—	$(8)
Other fair value changes:
Securities	1	—	1	2	(1)	1
Hedge derivatives	(4)	1	(3)	2	(1)	1
Reclassification to earnings:
Securities	—	—	—	(2)	1	(1)
Hedge derivatives	19	(7)	12	29	(10)	19

Other comprehensive
income	$25	$(6)	$19	$23	$(11)	$12

Total Comprehensive Income			$265			$242

In Millions	39 Weeks Ended Feb. 26, 2006			39 Weeks Ended Feb. 27, 2005

	Pretax	Tax	Net	Pretax	Tax	Net
Net Earnings			$868			$780

Other Comprehensive Income:
Foreign currency
translation adjustments	$(1)	$—	$(1)	$105	$—	$105
Other fair value changes:
Securities	1	—	1	2	(1)	1
Hedge derivatives	(15)	5	(10)	(30)	11	(19)
Reclassification to earnings:
Securities	—	—	—	(2)	1	(1)
Hedge derivatives	27	(11)	16	93	(34)	59

Other comprehensive
income	$12	$(6)	$6	$168	$(23)	$145

Total Comprehensive Income			$874			$925

The changes in other comprehensive income are primarily non-cash items.

Accumulated Other Comprehensive Income balances, net of tax effects, were as follows:

In Millions	Feb. 26, 2006	May 29, 2005

Foreign currency
translation adjustments	$134	$135
Unrealized gain (loss) from:
Securities	2	1
Hedge derivatives	(70)	(76)
Pension plan minimum liability	(52)	(52)

Accumulated Other Comprehensive Income	$14	$8

Our shareholder rights plan expired by its terms on February 1, 2006.

(7)   Earnings Per Share

We adopted Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8) in the third quarter of fiscal 2005. The adoption increased our diluted shares outstanding by 29 million shares to give effect to the contingent issuance of shares under our zero coupon convertible debentures issued in October 2002.

Basic and diluted earnings per share were calculated using the following:

	13 Weeks Ended		39 Weeks Ended
In Millions, except per share data	Feb. 26, 2006	Feb. 27, 2005	Feb. 26, 2006	Feb. 27, 2005

Net earnings – as reported	$246	$230	$868	$780
Interest on contingently convertible debentures, after tax	—	5	9	15

Net earnings for diluted earnings per share calculation	$246	$235	$877	$795

Average number of common shares – basic earnings per share	355	366	358	372
Incremental share effect from:
Stock options (a)	6	8	7	7
Restricted stock, restricted stock units and other (a)	2	2	2	1
Contingently convertible debentures (b)	1	29	17	29

Average number of common shares – diluted earnings per share	364	405	384	409

Earnings per Share – Basic	$.69	$.63	$2.42	$2.10
Earnings per Share – Diluted	$.68	$.58	$2.29	$1.94

(a)	Incremental shares from stock options, restricted stock and restricted stock units are computed by the treasury stock method.

(b)	Shares from contingently convertible debentures are reflected using the if-converted method. The number of shares deemed to be outstanding was reduced (i) in the second quarter of fiscal 2006 in connection with the debt repurchase described in Note 8 below and (ii) in the third quarter of fiscal 2006 in connection with the consent solicitation described below.

On December 12, 2005, we completed a consent solicitation and entered into a supplemental indenture related to our zero coupon convertible debentures. We also made an irrevocable election: (i) to satisfy all future obligations to repurchase debentures solely in cash and (ii) to satisfy all future conversions of debentures (a) solely in cash up to an amount equal to the accreted value of the debentures and (b) at our discretion, in cash, stock or a combination of cash and stock to the extent the conversion value of the debentures exceeds the accreted value. As a result of these actions, no shares of common stock underlying the debentures were considered outstanding after December 12, 2005, for purposes of calculating our diluted earnings per share.

(8)   Debt

On October 28, 2005, we repurchased a significant portion of our zero coupon convertible debentures pursuant to the rights of the holders for an aggregate purchase price of $1.33 billion, including $77 million of accreted original issue discount. These debentures had an aggregate principal amount at maturity of $1.86 billion. There was no gain or loss to us associated with this repurchase. As of February 26, 2006, there were $371 million in aggregate principal amount at maturity of the debentures outstanding, or $266 million of current accreted value. We used the proceeds from the issuance of commercial paper to fund the purchase price of the debentures. We also have reclassified the remaining zero coupon convertible debentures to long-term debt based on the put rights of the holders.

The components of notes payable at the end of the respective periods were as follows:

In Millions	Feb. 26, 2006	May 29, 2005

U.S. commercial paper	$900	$125
Euro commercial paper	697	—
Financial institutions	209	174

Total Notes Payable	$1,806	$299

On October 21, 2005, we entered into a new $1.1 billion 364-day credit facility expiring in October 2006 and a new $1.1 billion five-year credit facility expiring in October 2010. These new facilities replaced our $1.1 billion credit facility that would have expired in January 2006 and our $750 million credit facility that would have expired in April 2006. We also have a $750 million five-year credit facility that will expire in January 2009. Our credit facilities support our commercial paper borrowings. As of February 26, 2006, we had no outstanding borrowings under these facilities.

(9)   Share Repurchases

During the third quarter of fiscal 2006, we repurchased 1.1 million shares of our common stock for an aggregate purchase price of $55 million. During the third quarter of fiscal 2005, we repurchased 0.1 million shares of our common stock. During the first thirty-nine weeks of fiscal 2006, we repurchased 17.1 million shares of our common stock for an aggregate purchase price of $806 million. During the first thirty-nine weeks of fiscal 2005, we repurchased 16.9 million shares of common stock for an aggregate purchase price of $766 million.

(10)   Interest, Net

The components of net interest, including distributions to minority interest holders, were as follows:

	13 Weeks Ended		39 Weeks Ended
In Millions	Feb. 26, 2006	Feb. 27, 2005	Feb. 26, 2006	Feb. 27, 2005

Interest expense	$93	$110	$270	$345
Distributions paid on preferred stock and interests of subsidiaries	15	14	45	25
Capitalized interest	—	(1)	(1)	(3)
Interest income	(7)	(16)	(20)	(22)

Interest, Net	$101	$107	$294	$345

(11)   Statements of Cash Flows

During the first thirty-nine weeks of fiscal 2006, we made cash interest payments of $295 million, versus $350 million in the same period last year. In the first thirty-nine weeks of fiscal 2006, we made tax payments of $237 million, versus $176 million in the same period last year.

(12)   Retirement and Other Postretirement Benefit Plans

Components of net pension and postretirement (income) expense for each fiscal period were as follows:

	Pension Plans		Postretirement Benefit Plans
	13 Weeks Ended		13 Weeks Ended
In Millions	Feb. 26, 2006	Feb. 27, 2005	Feb. 26, 2006	Feb. 27, 2005

Service cost	$19	$15	$5	$3
Interest cost	42	41	11	13
Expected return on plan assets	(80)	(74)	(6)	(5)
Amortization of losses	9	3	5	4
Amortization of prior service costs	1	1	—	—

Net (income) expense	$(9)	$(14)	$15	$15

	Pension Plans		Postretirement Benefit Plans
	39 Weeks Ended		39 Weeks Ended
In Millions	Feb. 26, 2006	Feb. 27, 2005	Feb. 26, 2006	Feb. 27, 2005

Service cost	$57	$45	$14	$11
Interest cost	125	124	37	39
Expected return on plan assets	(242)	(224)	(18)	(16)
Amortization of losses	28	8	14	11
Amortization of prior service costs	4	4	(1)	(1)
Settlement or curtailment losses	—	2	—	2

Net (income) expense	$(28)	$(41)	$46	$46

(13)   Operating Segments

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

Management reviews operating results to evaluate segment performance. Segment operating profit excludes unallocated corporate items, such as general corporate expenses and stock-based compensation costs, restructuring and other exit costs, interest expense and income taxes, as they are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by management. Under our supply chain organization, our manufacturing, warehouse, distribution and sales activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures, and depreciation and amortization expenses are neither maintained nor available by operating segments.

The measurement of operating segment results is consistent with the presentation of the Consolidated Statements of Earnings. Intercompany transactions between reportable operating segments were not material in the periods presented.

	13 Weeks Ended		39 Weeks Ended
In Millions	Feb. 26, 2006	Feb. 27, 2005	Feb. 26, 2006	Feb. 27, 2005

Net Sales:
U.S. Retail	$1,992	$1,930	$6,127	$5,966
International	444	429	1,362	1,269
Bakeries and Foodservice	424	413	1,306	1,290

Total	$2,860	$2,772	$8,795	$8,525

Segment Operating Profit:
U.S. Retail	$420	$421	$1,371	$1,342
International	37	32	154	117
Bakeries and Foodservice	22	25	101	94

Total	479	478	1,626	1,553

Unallocated corporate items	(19)	19	(58)	(21)
Interest, net	(101)	(107)	(294)	(345)
Restructuring and other exit costs	(5)	(3)	(16)	(46)

Earnings before income taxes and
earnings from joint ventures	354	387	1,258	1,141
Income taxes	(123)	(180)	(444)	(434)
Earnings from joint ventures	15	23	54	73

Net Earnings	$246	$230	$868	$780

(14)   New Accounting Standards

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

(15)   Subsequent Event

In February 2006, Cereal Partners Worldwide (CPW), our ready-to-eat cereal joint venture with Nestlé, announced a restructuring of its manufacturing plants in the United Kingdom. The estimated total cost of the restructuring, primarily accelerated depreciation and severance costs, is $59 million pretax expense. Our earnings from joint ventures will be reduced by our after-tax share of this expense beginning in the fourth quarter of fiscal 2006. The majority of this reduction will be in fiscal 2007.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended May 29, 2005, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our businesses are set forth in italics herein.

RESULTS OF OPERATIONS

Thirteen-Week Results

For the quarter ended February 26, 2006, we reported diluted earnings per share of $0.68, up 17 percent from $0.58 per share earned in the same period last year. Earnings after tax were $246 million in the third quarter of fiscal 2006, up 7 percent from $230 million last year.

Net sales for the thirteen weeks ended February 26, 2006 grew 3 percent to $2.86 billion, driven by a 3 percent unit volume increase, primarily in International and U.S. Retail. Promotional spending and foreign currency exchange effects were down slightly compared to the same period in fiscal 2005.

Cost of sales was up $51 million in the quarter versus last year. This increase in cost of sales was primarily due to unit volume increases, as supply chain efficiencies largely offset cost increases due to inflation. The third quarter of fiscal 2005 also included $3 million of additional expense, primarily accelerated depreciation, associated with certain exit activities. Cost of sales as a percent of net sales decreased slightly from 61.1 percent to 61.0 percent.

Selling, general and administrative expense (SG&A) was up $74 million in the quarter versus last year. SG&A as a percent of net sales in the quarter increased from 20.9 percent last year to 22.9 percent this year. The increase in SG&A from the third quarter of fiscal 2005 is largely the result of a $28 million increase in employee benefit costs in our domestic operations, including incentives, a $22 million increase in customer freight expense primarily due to increased fuel costs, and a $15 million increase in advertising expense in our U.S. Retail operating segment.

Net interest expense for the quarter totaled $101 million, 6 percent below last year’s third quarter amount of $107 million, primarily as the result of last year’s debt pay down and the maturation of interest rate swaps. Last year’s net interest expense also included $12 million of interest income from the resolution of certain tax issues.

In the third quarter of fiscal 2006, we recorded restructuring and other exit costs of $5 million, consisting of $2 million primarily for severance costs associated with the closure of our frozen dough foodservice plant in Swedesboro, New Jersey; $2 million of restructuring costs at our Allentown, Pennsylvania frozen waffle plant, primarily related to product and production realignment; and $1 million associated with restructuring actions previously announced. This compares to restructuring and other exit costs of $3 million recorded in the third quarter of fiscal 2005.

The costs associated with previously announced restructuring actions included in cost of sales decreased during the quarter. In the third quarter of fiscal 2006, there was no associated expense recorded in cost of sales, whereas in the third quarter of fiscal 2005 the associated expense recorded in cost of sales was $3 million.

The effective tax rate for the third quarter of fiscal 2006 was 34.7 percent, reflecting the year-to-date impact of a change in the annual effective tax rate from 35.5 percent to 35.3 percent. Last year’s third-quarter effective tax rate was 46.5 percent. Last year’s third-quarter taxes included $45 million in expense representing a portion of taxes associated with the disposition of our interest in the Snack Ventures Europe (SVE) joint venture.

Earnings after tax from joint ventures totaled $15 million in the third quarter, down from $23 million a year earlier due to the absence of earnings from the divested SVE joint venture, which was terminated on February 28, 2005. Earnings from SVE were $8 million in the third quarter of fiscal 2005. Cereal Partners Worldwide (CPW), our ready-to-eat cereal joint venture with Nestlé, had 8 percent unit volume growth in the quarter. Net sales grew 2 percent, as the unit volume growth was offset by unfavorable foreign exchange. Net sales for our Häagen-Dazs ice cream joint ventures in Asia were down 22 percent from the fiscal 2005 third quarter due to an unseasonably cold winter and increased competitive pressure in Japan. 8th Continent, our soy products joint venture with DuPont, had 13 percent net sales growth in the quarter.

Average diluted shares outstanding decreased by 41 million from the third quarter of fiscal 2005 due to the repurchase of a significant portion of our contingently convertible debentures in October 2005, the completion of a consent solicitation related to the remaining convertible debentures in December 2005 and the repurchases of 17 million shares during fiscal 2006, partially offset by the issuance of shares upon stock option exercises.

Thirty-nine Week Results

For the thirty-nine weeks ended February 26, 2006, we reported diluted earnings per share of $2.29, up 18 percent from $1.94 per share earned in the same period last year. Earnings after tax were $868 million in the first thirty-nine weeks of fiscal 2006, up 11 percent from $780 million last year.

Net sales for the thirty-nine weeks ended February 26, 2006 grew 3 percent to $8.80 billion, driven by 2 percentage points of unit volume growth, primarily in International and U.S. Retail, and 2 percentage points of growth from pricing and product mix across all of our businesses. Promotional spending increased by 1 percentage point and foreign currency exchange effects were flat compared to the same period in fiscal 2005.

Cost of sales was up $66 million in the first thirty-nine weeks versus last year. This increase in cost of sales was primarily due to unit volume increases, as manufacturing efficiencies largely offset cost increases due to inflation. Also, the year-over-year change in cost of sales was favorably impacted by a decrease in expense from accelerated depreciation associated with exit activities of $14 million, as described below, and $5 million of product recall costs incurred in fiscal 2005. Cost of sales as a percent of net sales decreased from 60.6 percent to 59.5 percent.

SG&A expense was up $168 million in the first thirty-nine weeks versus last year. SG&A as a percent of net sales in the first thirty-nine weeks increased from 21.4 percent last year to 22.7 percent this year. The increase in SG&A from the first thirty-nine weeks of fiscal 2005 is largely the result of a $69 million increase in customer freight expense, primarily due to increased fuel costs; a $37 million increase in consumer marketing spending; and increases in employee benefit costs, including incentives.

Net interest expense for the first thirty-nine weeks totaled $294 million, lower than last year’s expense for the first thirty-nine weeks of $345 million, primarily as the result of last year’s debt pay down and the maturation of interest rate swaps.

In the first thirty-nine weeks of fiscal 2006, we recorded restructuring and other exit costs of $16 million, consisting of $12 million of charges associated with the closure of the plant in Swedesboro, New Jersey, including $10 million of asset impairment charges recorded in the first and second quarters of fiscal 2006; $2 million related to the restructuring at the plant in Allentown, Pennsylvania; and $2 million of charges associated with restructuring actions previously announced. In the first thirty-nine weeks of fiscal 2005, we recorded restructuring and other exit costs of $46 million, consisting of $40 million of charges associated with supply chain initiatives to further increase asset utilization and reduce manufacturing and sourcing costs, and $6 million of charges associated with restructuring actions previously announced.

The effective tax rate was 35.3 percent for the first thirty-nine weeks of fiscal 2006. This compares to 38.0 percent in the first thirty-nine weeks of fiscal 2005. The effective tax rate in fiscal 2005 included $45 million of taxes related to the redemption of our interest in SVE in the third quarter of fiscal 2005, partially offset by a $9 million benefit from the resolution of certain tax issues.

Earnings after tax from joint ventures totaled $54 million in the first thirty-nine weeks, compared to $73 million a year earlier. Earnings from SVE were $26 million in the first thirty-nine weeks of fiscal 2005. Unit volume and net sales for CPW were up 5 percent. Net sales for our Häagen-Dazs ice cream joint ventures in Asia declined 6 percent from the fiscal 2005 first thirty-nine weeks due to an unseasonably cold winter and increased competitive pressure in Japan. 8th Continent achieved 16 percent net sales growth in the first thirty-nine weeks.

Average diluted shares outstanding decreased by 25 million from the first thirty-nine weeks of fiscal 2005 due to the repurchase of a significant portion of our contingently convertible debentures in October 2005, the completion of a consent solicitation related to the remaining convertible debentures in December 2005 and the repurchases of 17 million shares during fiscal 2006, partially offset by the issuance of shares upon stock option exercises.

U.S. Retail Segment Results

Net sales for our U.S. Retail operations were up 3 percent in the third quarter to $1.99 billion, driven by 3 percent unit volume growth. Operating profits for the quarter totaled $420 million, essentially matching prior-year operating profits.

For the first thirty-nine weeks of fiscal 2006, net sales for our U.S. Retail operations were $6.13 billion, up 3 percent from last year, reflecting 2 percent volume growth and 1 percent of growth from pricing and product mix. Operating profits for the period improved 2 percent from $1.34 billion last year to $1.37 billion this year.

U.S. Retail Net Sales and Volume Growth – Fiscal 2006 vs. 2005
	3rd Quarter		39 weeks

	Net Sales	Unit Volume	Net Sales	Unit Volume

Baking Products	+12%	+10%	+4%	+3%
Yoplait	+9	+11	+15	+16
Big G Cereals	+5	+6	+1	-1
Snacks	+4	+2	+5	+6
Meals	+1	+1	+5	+3
Pillsbury USA	+1	+2	-2	-2

Total U.S. Retail	+3%	+3%	+3%	+2%

Baking Products net sales grew 12 percent in the third quarter, reflecting the introduction of Warm Delights microwave desserts and strong performance during the holiday baking season. Net sales for the Yoplait division grew 9 percent over last year’s third quarter primarily due to increased core cup (4 oz. and 6 oz. single-serve yogurt) volume. Big G cereal net sales grew 5 percent from last year’s third quarter results when promoted price increases resulted in declines in volume and net sales. Net sales for the Snacks division grew 4 percent led by our Nature Valley granola bars and Chex Mix product lines.

Through thirty-nine weeks, net sales for the Yoplait division grew 15 percent over last year primarily due to growth in core cup sales. Net sales for the Snacks division grew 5 percent led by our Nature Valley granola bars and Chex Mix product lines. The Meals division’s net sales grew by 5 percent during the thirty-nine week period led by Progresso soup and Hamburger Helper. Baking Products net sales grew 4 percent over last year reflecting the introduction of Warm Delights microwave desserts and strong performance during the holiday baking season.

Consumer retail purchases of our products were up 2 percent for the quarter and up 2 percent for thirty-nine weeks as compared to last year in ACNielsen-measured channels including projections for Wal-Mart.

General Mills Retail Dollar Sales Growth – Fiscal 2006 vs. 2005

	3rd Quarter	39 weeks

Composite Retail Sales	+2%	+2%

Major Product Lines

Grain Snacks	+7%	+16%
Ready-to-serve Soup	+12	+14
Refrigerated Yogurt	+10	+13
Dessert Mixes	+9	+6
Hot Snacks	+13	+5
Frozen Vegetables	Flat	+2
Refrigerated Dough	+2	+1
Microwave Popcorn	+1	Flat
Ready-to-eat Cereals	-3	-3
Dry Dinners	-9	-4
Fruit Snacks	-9	-6

Source: ACNielsen including panel projections for Wal-Mart

Ready-to-eat cereals consumer retail purchases declined 3 percent in the third quarter of fiscal 2006 while net sales increased 5 percent. In the third quarter of fiscal 2005, consumer retail purchases for our ready-to-eat cereals declined by 2 percent while net sales declined by 10 percent. This year-over-year change in the relationship between net sales and consumer retail purchases is primarily the result of actions to raise merchandised prices in the third quarter of fiscal 2005, which resulted in declines in promoted volume.

International Segment Results

Net sales for our International segment grew 3 percent in the third quarter to $444 million. Unit volume grew 4 percent. Two percentage points of growth from pricing and mix were more than offset by the negative impact of foreign exchange in the quarter. Operating profits for the quarter grew to $37 million in fiscal 2006, up 16 percent from $32 million last year, driven by the increased volume as well as improved productivity.

For thirty-nine weeks, net sales for our International segment were $1.36 billion, up 7 percent. Unit volume for the first thirty-nine weeks was up 5 percent. Favorable foreign currency effects contributed 1 percentage point of sales growth. Operating profits for thirty-nine weeks grew to $154 million in fiscal 2006, up 32 percent from $117 million last year.

Bakeries and Foodservice Segment Results

Third quarter net sales for our Bakeries and Foodservice segment increased 3 percent to $424 million, reflecting net price realization (defined as the impact of list and promoted price increases net of increases in trade promotion costs). Third-quarter unit volume for Bakeries and Foodservice was flat compared to prior-year levels. Operating profits for the segment of $22 million were down from $25 million in last year’s third quarter due to higher ingredient and transportation costs.

For thirty-nine weeks, net sales for our Bakeries and Foodservice segment increased 1 percent to $1.31 billion, as net price realization and product mix more than offset a 1 percent decline in volume. Operating profits for the segment were $101 million, up 8 percent from $94 million last year.

Unallocated Corporate Items

Unallocated corporate items totaled $19 million expense in the third quarter of 2006 compared to $19 million income in 2005. The primary reason for the change quarter-over-quarter and year–over-year is the result of allocations of SG&A costs to the operating segments. Unallocated corporate expense includes any variance between actual SG&A expenses incurred versus amounts allocated to operating segments based on budgeted amounts and allocation methods. In the third quarter of fiscal 2006, this variance was $4 million in net expense compared to $18 million in net income in the third quarter of fiscal 2005, primarily as employee benefit costs, including incentives, not allocated to the operating segments were lower in fiscal 2005.

For thirty-nine weeks, unallocated corporate expenses were $58 million this year compared to $21 million last year primarily as a result of higher employee benefit expense, including incentives, and a $10 million write-down of the asset value of a low-income housing investment.

FINANCIAL CONDITION

During the first thirty-nine weeks of fiscal 2006, we repurchased 17 million shares of common stock for an aggregate purchase price of $806 million. During the first thirty-nine weeks of fiscal 2005, we repurchased 17 million shares of common stock for an aggregate purchase price of $766 million.

During the first thirty-nine weeks of fiscal 2006, operating activities provided cash of $1.20 billion. This compares to cash provided by operations in the first thirty-nine weeks of fiscal 2005 of $988 million. This $208 million improvement was due primarily to a lower build of working capital in fiscal 2006 compared to fiscal 2005, and the increase in net earnings of $88 million. In the first thirty-nine weeks of fiscal 2006, current assets and liabilities included in cash flows from operations increased by $26 million compared to an increase of $170 million in fiscal 2005, a year-over-year cash flow improvement of $144 million. Seasonal increases in receivables were comparable in both years. Seasonal increases in inventories were higher in fiscal 2006 than in fiscal 2005, including new product inventories. Accounts payable remained flat in fiscal 2006, as higher marketing-related payables offset decreases in payables related to materials and manufacturing activities. This compares to a $179 million reduction in accounts payable in fiscal 2005. Other current liabilities increased in fiscal 2006, driven by a $30 million increase in accrued interest and increased accruals for employee compensation and benefits, compared to remaining relatively flat in fiscal 2005.

During the first thirty-nine weeks of fiscal 2006, investments for land, buildings and equipment and intangibles totaled $191 million. We expect to spend no more than $375 million for capital projects in fiscal 2006, primarily for fixed assets to support future growth and increase supply chain productivity.

Our total debt balances were as follows:

In Millions	Feb. 26, 2006	May 29, 2005

Notes payable	$1,806	$299
Current portion of long-term debt	2,079	1,638
Long-term debt	2,502	4,255

Total Debt	$6,387	$6,192

Our notes payable increased from May 29, 2005 to February 26, 2006, primarily as a result of our repurchase of our zero coupon convertible debentures. We have reclassified the remaining zero coupon convertible debentures to long-term debt based on the put rights of the holders.

On October 28, 2005, we repurchased a significant portion of our zero coupon convertible debentures pursuant to the rights of the holders for an aggregate purchase price of $1.33 billion, including $77 million of accreted original issue discount. These debentures had an aggregate principal amount at maturity of $1.86 billion. There was no gain or loss to us associated with this repurchase. As of February 26, 2006, there were $371 million in aggregate principal amount at maturity of the debentures outstanding, or $266 million of current accreted value. We used the proceeds from the issuance of commercial paper to fund the purchase price of the debentures. We also have reclassified the remaining zero coupon convertible debentures to long-term debt based on the put rights of the holders.

On December 12, 2005, we completed a consent solicitation and entered into a supplemental indenture related to our zero coupon convertible debentures. We also made an irrevocable election: (i) to satisfy all future obligations to repurchase debentures solely in cash and (ii) to satisfy all future conversions of debentures (a) solely in cash up to an amount equal to the accreted value of the debentures and (b) at our discretion, in cash, stock or a combination of cash and stock to the extent the conversion value of the debentures exceeds the accreted value. As a result of these actions, no shares of common stock underlying the debentures were considered outstanding after December 12, 2005, for purposes of calculating our diluted earnings per share.

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada and Europe. Our commercial paper borrowings are supported by a total of $2.95 billion of fee-paid committed credit lines. On October 21, 2005, we entered into a new $1.1 billion 364-day credit facility expiring in October 2006 and a new $1.1 billion five-year credit facility expiring in October 2010. These new facilities replaced our $1.1 billion credit facility that would have expired in January 2006 and our $750 million credit facility that would have expired in April 2006. We also have a $750 million five-year credit facility that will expire in January 2009. Our credit facilities support our commercial paper borrowings. As of February 26, 2006, we had no outstanding borrowings under these facilities.

We also have an effective universal shelf registration statement covering the sale of up to $5.1 billion of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts and units.

We have $2.0 billion of long-term debt maturing in the next 12 months. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

The series B-1 preferred membership interests in General Mills Cereals, LLC (GMC), are required to be exchanged for shares of our perpetual preferred stock upon the occurrence of certain events, including a decrease in our long-term debt rating below either Ba3 as rated by Moody’s or BB- as rated by Standard & Poor’s or Fitch, Inc., or a failure to pay a quarterly dividend on our common stock. In addition, if GMC fails to make required distributions to the holders of the B-1 interests, we will be restricted from paying any dividends (other than dividends in the form of shares of common stock) or other distributions on shares of our common stock and may not repurchase or redeem shares of our common stock until such distributions are paid. Our cash and cash equivalents include $11 million in GMC and $104 million in General Mills Capital, Inc., that are restricted from use for our general corporate purposes pursuant to the terms of our agreements with third-party minority interest investors.

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the thirty-nine week period ended February 26, 2006.

On December 12, 2005, we announced that our Board of Directors approved an increase in our quarterly dividend to 34 cents per share, payable on February 1, 2006, to shareholders of record January 10, 2006. The previous quarterly dividend rate of 33 cents per share was established with the August 1, 2005 payment. During the first thirty-nine weeks of fiscal 2006, we paid $363 million in dividends compared to $346 million in the same period last year.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 29, 2005. The accounting policies used in preparing our interim fiscal 2006 consolidated financial statements are the same as those described in our Form 10-K except that in the quarter ended November 27, 2005, we adopted SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 did not have any impact on our results of operations or financial condition.

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

Promotional funds for our retail businesses are initially established at the beginning of each year and paid out over the course of the year based on the customer’s performance of agreed-upon merchandising activity. During the year, additional funds may also be used in response to competitive activities, as a result of changes in the mix of our marketing support, or to help achieve interim unit volume targets.

We set annual sales objectives and interim targets as a regular practice to manage our business. Our sales employees are salaried and are eligible for annual cash incentives based on performance against objectives set at the start of the year. These objectives include goals for unit volume and the trade promotion cost per unit required to achieve the unit volume goal. Our sales employees have discretion to plan and adjust the timing of merchandising activity over the course of the year, and they also have some discretion to adjust the level of trade promotion funding applied to a particular event.

Our unit volume in the last week of each quarter has been consistently higher than the average for the preceding weeks of the quarter. In comparison to the average daily shipments in the first 12 weeks of a quarter, the final week of each quarter has approximately two to four days’ worth of incremental shipments (based on a five-day week), reflecting increased promotional activity at the end of the quarter. This increased activity includes promotions to assure that our customers have sufficient inventory on hand to support major marketing events or increased seasonal demand early in the next quarter, as well as promotions intended to help achieve interim unit volume targets. This increased sales activity results in shipments that are in direct response to orders from customers or authorized pursuant to pre-arranged inventory-management agreements and, accordingly, are recognized as revenue within that quarter. The two to four day range of increased unit volume in the last week of each quarter has been generally consistent from quarter to quarter over the last three years. In the third quarters of fiscal 2006 and fiscal 2005, we were slightly below the two to four day range.

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

As part of our ongoing evaluation of sales, we also monitor customer returns. We generally do not allow a right of return on our products. However, on a limited case-by-case basis with prior approval, we may allow customers to return products in saleable condition for redistribution to other customers or outlets. These returns are recorded as reductions of net sales in the period of the return. Monthly returns are consistently below 1 percent of sales and have averaged approximately 0.5 percent of total monthly shipments over the last three years.

Asset Impairments

Evaluating the impairment of long-lived assets — including property, plant and equipment, goodwill, and other intangible assets — involves management judgment in estimating the fair values and future cash flows related to these assets, as well as assessing our plans for their future use. Although the predictability of long-term cash flows may be somewhat uncertain, assuming our plans for future use remain unchanged, our evaluations indicate fair values of assets significantly in excess of stated book values. Therefore, we believe the risk of unrecognized impairment is low.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is effective for the fiscal year beginning after June 15, 2005, and is effective for us in the first quarter of fiscal 2007. We do not expect SFAS 151 to have a material impact on our results of operations or financial condition.

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

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 on income tax expense and deferred tax liability. FSP 109-2 includes a one year reduced tax rate on repatriation of foreign earnings and a phased-in tax deduction provided for qualifying domestic production activities. We are currently evaluating the impact of repatriation provisions as Treasury guidance is provided. However, the range of reasonably possible amounts of unremitted earnings that is being considered for repatriation in fiscal year 2006 is between $0 and $60 million with the respective income tax impact ranging from $0 to $3 million based on a 5.25 percent tax rate.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires that liabilities be recognized for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. We will adopt FIN 47 at the end of fiscal 2006 and do not expect it to have a material impact on our results of operations or financial condition.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended February 26, 2006. For additional information, see “Market Risk Management” on pages 22-23 of our Form 10-K for the year ended May 29, 2005.

Item 4.    Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 26, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended February 26, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the three fiscal months ended February 26, 2006.

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

Nov. 28, 2005 – Jan. 1, 2006	1,048,434	$49.76	—	—

Jan. 2, 2006 – Jan. 29, 2006	22,756	$49.33	—	—

Jan. 30, 2006 – Feb. 26, 2006	45,666	$47.96	—	—

Total	1,116,856	$49.68	—	—

(a)

The total number of shares purchased includes: (i) 257,000 shares purchased from the ESOP fund of our 401(k) savings plan, (ii) 16,156 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock, and (iii) 843,700 shares purchased on the open market.

(b)

On February 21, 2000, we announced that our Board of Directors authorized us to repurchase up to 170 million shares of our common stock to be held in our treasury. The Board did not specify a time period or an expiration date for the authorization.

Item 6.	Exhibits.

Exhibit 4.1

Second Supplemental Indenture, dated as of December 12, 2005, between General Mills, Inc. and BNY Midwest Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 13, 2005).

Exhibit 4.2

Notice of Irrevocable Election, dated December 12, 2005, to Holders of General Mills, Inc. Zero Coupon Convertible Senior Debentures Due 2022 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 13, 2005).

	Exhibit 10.1	Annual Retainer for Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2005).

	Exhibit 10.2	Amendment to General Mills, Inc. Supplemental Savings Plan.

	Exhibit 10.3	Amendment to General Mills, Inc. Supplemental Retirement Plan.

	Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date	April 3, 2006	By: /s/ S. S. Marshall

S. S. Marshall Senior Vice President, General Counsel and Secretary

Date	April 3, 2006	By: /s/ K. L. Thome

K. L. Thome Senior Vice President, Financial Operations (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.2	Amendment to General Mills, Inc. Supplemental Savings Plan.
10.3	Amendment to General Mills, Inc. Supplemental Retirement Plan.
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.