Form 10-K
period 2006-05-28
GENERAL MILLS INC
filed 2006-07-27
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 28, 2006

Commission File Number 1-1185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Number One General Mills Boulevard Minneapolis, Minnesota (Mail: P.O. Box 1113)	55426 (Mail: 55440)
(Address of principal executive offices)	(Zip Code)

(763) 764-7600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one)
Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $48.10 per share as reported on the New York Stock Exchange on November 25, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter): $17,078 million.

Number of shares of Common Stock outstanding as of July 14, 2006: 352,811,767 (excluding 149,494,897 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

Part I

ITEM 1   BUSINESS

COMPANY OVERVIEW

General Mills, Inc. was incorporated in Delaware in 1928. The terms “General Mills,” “Company,” “Registrant,” “we,” “us” and “our” mean General Mills, Inc. and all subsidiaries included in the consolidated financial statements unless the context indicates otherwise.

    We are a leading producer of packaged consumer foods and operate exclusively in the consumer foods industry. We have multiple operating segments organized generally by product categories. We aggregate our operating segments into three reportable segments by type of customer and geographic region as follows:

•	U.S. Retail;
•	International; and
•	Bakeries and Foodservice.

    U.S. Retail reflects business with a wide variety of grocery stores, mass merchandisers, club stores, specialty stores and drug, dollar and discount chains operating throughout the United States. Our major product categories in this business segment are: ready-to-eat cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our International segment includes a retail business in Canada that largely mirrors our U.S. Retail product mix, along with retail and foodservice businesses competing in key markets in Europe, Latin America and the Asia/Pacific region. Our Bakeries and Foodservice segment consists of products marketed throughout the United States and Canada to retail and wholesale bakeries, commercial and noncommercial foodservice distributors and operators, restaurants, and convenience stores. A more detailed description of the product categories for each reportable segment appears below. For financial information by business segment and geographic area, refer to Note Sixteen to the Consolidated Financial Statements on pages 51 through 52 in Item Eight of this report.

REPORTABLE SEGMENTS

U.S. RETAIL    In the United States, we market our retail products primarily through our own sales organization, supported by advertising and other promotional activities. Our products primarily are distributed directly to retail food chains, cooperatives, membership stores and wholesalers. Certain food products also are sold through distributors and brokers. Our principal product categories in the U.S. Retail segment are as follows:

Big G Cereals    We produce and sell a number of ready-to-eat cereals, including such brands as: Cheerios, Honey Nut Cheerios, Frosted Cheerios, Apple Cinnamon Cheerios, MultiGrain Cheerios, Berry Burst Cheerios, Yogurt Burst Cheerios, Wheaties, Lucky Charms, Total with strawberries, Whole Grain Total, Total Raisin Bran, Total Honey Clusters, Trix, Golden Grahams, Wheat Chex, Corn Chex, Rice Chex, Multi-Bran Chex, Honey Nut Chex, Kix, Berry Berry Kix, Fiber One, Reese’s Puffs, Cocoa Puffs, Cookie Crisp, Cinnamon Toast Crunch, French Toast Crunch, Peanut Butter Toast Crunch, Clusters, Oatmeal Crisp, Basic 4 and Raisin Nut Bran.

Meals    We manufacture and sell several lines of convenient dinner products, including Betty Crocker dry packaged dinner mixes under the Hamburger Helper, Tuna Helper and Chicken Helper trademarks; Old El Paso Mexican foods and dinner kits; Progresso soups and ingredients; and Green Giant canned and frozen vegetables and meal starters. Also under the Betty Crocker trademark, we sell dry packaged specialty potatoes, Potato Buds instant mashed potatoes, Suddenly Salad salad mix and Bac*O’s salad topping. We manufacture and market shelf-stable microwave meals under the Betty Crocker Bowl Appetit! trademark and packaged meals under the Betty Crocker Complete Meals trademark.

Pillsbury USA    We manufacture and sell refrigerated and frozen dough products, frozen breakfast products, and frozen pizza and snack products. Refrigerated dough products marketed under the Pillsbury brand include Grands! biscuits and sweet rolls, Golden Layers biscuits, Perfect Portions biscuits, Pillsbury Ready To Bake! and Big Deluxe Classics cookies, and Pillsbury cookies, crescent rolls, sweet rolls, breads, biscuits and pie crust. Frozen dough product offerings include Oven Baked biscuits, rolls and other bakery goods. Breakfast products sold under the Pillsbury trademark include Toaster Strudel pastries, Toaster Scrambles pastries and Pillsbury frozen pancakes, waffles and waffle sticks. All the breakfast and refrigerated and frozen dough products incorporate the well-known Doughboy logo. Frozen pizza and snack products are marketed under the Totino’s and Jeno’s trademarks.

Baking Products    We make and sell a line of dessert mixes under the Betty Crocker trademark, including SuperMoist cake mixes, Rich & Creamy and Whipped ready-to-spread frostings, Supreme brownie and dessert bar mixes, muffin mixes, Warm Delights microwaveable desserts and other mixes used to prepare dessert and baking items. We market a variety of baking mixes under the Bisquick trademark, sell pouch mixes under the Betty Crocker name and produce family flour under the Gold Medal brand introduced in 1880.

Snacks    We market and produce Pop•Secret microwave popcorn; a line of grain snacks including Nature Valley granola bars and Milk n’Cereal bars; a line of fruit snacks including Fruit Roll-Ups, Fruit By The Foot and Gushers; a line of snack mix products including Chex Mix and Gardetto’s; and Bugles savory snacks.

Yoplait    We manufacture and sell yogurt products, including Yoplait Original, Yoplait Light, Yoplait Thick and Creamy, Trix, Yumsters, Go-GURT - yogurt-in-a-tube, Yoplait Whips! - a mousse-like yogurt, Yoplait Nouriche - a meal replacement yogurt drink, Go-GURT Smoothie - a yogurt beverage for kids, and Yoplait Smoothie - an all-family snack size smoothie. We also manufacture and sell a variety of cup yogurt products under the Colombo brand name.

Organic    We market organic frozen fruits and vegetables, a wide variety of canned tomato products including tomatoes and spaghetti sauce, salsa, ketchup, soup, frozen juice concentrates, pickles, fruit spreads, granola bars and cereal under our Cascadian Farm and Muir Glen trademarks.

INTERNATIONAL    Our international businesses consist of operations and sales in Canada, Latin America, Europe and the Asia/Pacific region. Outside the United States, we manufacture our products in 17 countries and distribute them in over 100 countries. In Canada, we market products in many categories, including cereals, meals, refrigerated dough products, baking products and snacks. Outside of North America, we offer numerous local brands in addition to such internationally recognized brands as Häagen-Dazs ice cream, Old El Paso Mexican foods, Green Giant vegetables, Pillsbury dough products and mixes, Betty Crocker mixes, Bugles snacks and Nature Valley granola bars. We manufacture certain products in the United States for export internationally, primarily in Caribbean and Latin American markets. We also sell mixes and dough products to bakery and foodservice customers outside of the United States and Canada. These international businesses are managed through 34 sales and marketing offices.

BAKERIES AND FOODSERVICE    We market mixes and unbaked, par-baked and fully baked frozen dough products to retail, supermarket and wholesale bakeries under the Pillsbury and Gold Medal trademarks. In addition, we sell flour to bakery, foodservice and manufacturing customers. We also market frozen dough products, branded baking mixes, cereals, snacks, dinner and side dish products, refrigerated and soft-serve frozen yogurt, and custom food items to quick service chains and other restaurants, business and school cafeterias, convenience stores and vending companies.

JOINT VENTURES

In addition to our consolidated operations, we manufacture and sell products through several joint ventures.

Domestic Joint Venture    We have a 50 percent equity interest in 8th Continent, LLC, a joint venture formed with DuPont to develop and market soy-based products. This venture began marketing a line of 8th Continent soymilk in July 2001.

International Joint Ventures    We have a 50 percent equity interest in Cereal Partners Worldwide (CPW), a joint venture with Nestlé S.A. (Nestlé) that manufactures and markets ready-to-eat cereal products in more than 130 countries and republics outside the United States and Canada. The cereal products marketed by CPW under the umbrella Nestlé trademark in fiscal 2006 include: Chocapic, Cini Minis, Cookie Crisp, Corn Flakes, Crunch, Fitness, Fitness and Fruit, Honey Nut Cheerios, Cheerios, Nesquik, Shredded Wheat and Shreddies. CPW also markets cereal bars in several European countries and manufactures private label cereals for customers in the United Kingdom. On July 14, 2006, CPW acquired the Uncle Tobys cereal business in Australia for approximately $385 million. This business had revenues of approximately $100 million for the fiscal year ended June 30, 2006. We funded our 50 percent share of the purchase price by making an additional equity contribution in CPW from cash generated from our international operations, including our international joint ventures.

    We have 50 percent equity interests in the following joint ventures for the manufacture, distribution and marketing of Häagen-Dazs frozen ice cream products and novelties: Häagen-Dazs Japan K.K., Häagen-Dazs Korea Company Limited and Häagen-Dazs Marketing & Distribution (Philippines) Inc. We have a 49 percent equity interest in Häagen-Dazs Distributors (Thailand) Company Limited. We also have a 50 percent equity interest in Seretram, a joint venture with Co-op de Pau for the production of Green Giant canned corn in France.

    In May 2006, we acquired a controlling financial interest in our Häagen-Dazs joint venture in the Philippines for less than $1 million.

COMPETITION

The consumer foods market is highly competitive, with numerous manufacturers of varying sizes in the United States and throughout the world. The food categories in which we participate are very competitive. Our principal competitors in these categories all have substantial financial, marketing and other resources. We also compete with private label products offered by supermarkets, mass merchants and other retailers such as club stores. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences. Our principal strategies for competing in each of our segments include superior product quality, innovative advertising, product promotion, product innovation and price. In most product categories, we compete not only with other widely advertised branded products, but also with generic and private label products, which are generally sold at lower prices. Internationally, we compete with both multi-national and local manufacturers, and each country includes a unique group of competitors.

CUSTOMERS

During fiscal 2006, one customer, Wal-Mart Stores, Inc. (Wal-Mart), accounted for approximately 18 percent of our consolidated net sales and 24 percent of our sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. At May 28, 2006, Wal-Mart accounted for 17 percent of our trade receivables invoiced in the U.S. Retail segment. The top five customers in our U.S. Retail segment accounted for approximately 47 percent of its fiscal 2006 net sales, and the top five customers in our Bakeries and Foodservice segment accounted for approximately 36 percent of its fiscal 2006 net sales.

SEASONALITY

In general, demand for our products is evenly balanced throughout the year. However, within our U.S. Retail segment demand for refrigerated dough, frozen baked goods and baking products is stronger in the fourth calendar quarter. Demand for Progresso soup and Green Giant canned and frozen vegetables is higher during the fall and winter months.

    Internationally, demand for Häagen-Dazs ice cream is higher during the summer months and demand for baking mix and dough products increases during winter months. Due to the offsetting impact of these demand trends, as well as the different seasons in the northern and southern hemispheres, our international net sales are generally evenly balanced throughout the year.

TRADEMARKS AND PATENTS

Trademarks and service marks are vital to our businesses. Our products are marketed under trademarks and service marks that are owned by or licensed to us. The most significant trademarks and service marks used in our businesses are set forth in italics in this report. These marks include the trademarks used in our international joint ventures that are owned by or licensed to the joint ventures. In addition, some of our products are marketed under or in combination with trademarks that have been licensed from others, including Reese’s Puffs cereal, Hershey’s chocolate included with a variety of products, Dora the Explorer for yogurt and cereal, and a variety of characters and brands used on fruit snacks, including Sunkist, My Little Pony, Animal Planet, Care Bears and various Warner Bros. characters. We use the Yoplait trademark in connection with our yogurt business in the United States under the terms of a license agreement with a third party licensor. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

    We own the Häagen-Dazs trademark and have the right to use the trademark outside of the United States and Canada. We use the trademark internationally through Company-owned operations, a franchise system and joint ventures in the Asia/Pacific region. Nestlé has an exclusive royalty-free license to use the trademark in the United States and Canada.

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

BACKLOG

Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at May 28, 2006, was not material.

RAW MATERIALS AND SUPPLIES

The principal raw materials that we use are cereal grains, sugar, dairy products, vegetables, fruits, meats, vegetable oils, and other agricultural products as well as paper and plastic packaging materials, operating supplies and energy. We have some long-term fixed price contracts, but the majority of our raw materials are purchased on the open market. We believe that we will be able to obtain an adequate supply of needed ingredients and packaging materials. Occasionally and where possible, we make advance purchases of items significant to our business in order to ensure continuity of operations. Our objective is to procure materials meeting both our quality standards and our production needs at price levels that allow a targeted profit margin. Since commodities generally represent the largest variable cost in manufacturing our products, to the extent possible, we hedge the risk associated with adverse price movements using exchange-traded futures and options, forward cash contracts and over-the-counter derivatives. See also Note Six to the Consolidated Financial Statements on pages 40 through 42 in Item Eight of this report and Item Seven A on page 27 of this report.

CAPITAL EXPENDITURES

During the fiscal year ended May 28, 2006, our aggregate capital expenditures for land, buildings and equipment were $360 million. We expect to spend approximately $425 million for capital projects in fiscal 2007, primarily for fixed assets to support further growth and increase supply chain productivity.

RESEARCH AND DEVELOPMENT

Major research and development facilities are located at the Riverside Technical Center in Minneapolis, Minnesota and the James Ford Bell Technical Center in Golden Valley (suburban Minneapolis), Minnesota. Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging and exploratory research in new business areas. Research and development expenditures amounted to $173 million in fiscal 2006, $168 million in fiscal 2005 and $158 million in fiscal 2004.

EMPLOYEES

At May 28, 2006, we had approximately 28,100 full- and part-time employees.

FOOD QUALITY AND SAFETY REGULATION

The manufacture and sale of consumer food products is highly regulated. In the United States, our activities are subject to regulation by various government agencies, including the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, Department of Commerce and Environmental Protection Agency, as well as various state and local agencies. Our business is also regulated by similar agencies outside of the United States.

ENVIRONMENTAL MATTERS

As of July 27, 2006, we were involved with the following active cleanup sites associated with the alleged release or threatened release of hazardous substances or wastes:

Site	Chemical of Concern

Central Steel Drum, Newark, New Jersey	No single hazardous material specified
East Hennepin, Minneapolis, Minnesota	Trichloroethylene
Vallejo, California	Petroleum fuel products
King’s Road Landfill, Toledo, Ohio	No single hazardous material specified
Kipp, Kansas	Carbon tetrachloride
Northside Sanitary Landfill, Zionsville, Indiana	No single hazardous material specified
Operating Industries, Los Angeles, California	No single hazardous material specified
Sauget Landfill, Sauget, Illinois	No single hazardous material specified
Safer Textiles, Moonachie, New Jersey	Tetrachloroethylene
Stuckey’s, Doolittle, Missouri	Petroleum fuel products

    These matters involve several different actions, including administrative proceedings commenced by regulatory agencies and demand letters by regulatory agencies and private parties.

    We recognize that our potential exposure with respect to any of these sites may be joint and several, but have concluded that our probable aggregate exposure is not material. This conclusion is based upon, among other things: our payments and accruals with respect to each site; the number, ranking and financial strength of other potentially responsible parties identified at each of the sites; the status of the proceedings, including various settlement agreements, consent decrees or court orders; allocations of volumetric waste contributions and allocations of relative responsibility among potentially responsible parties developed by regulatory agencies and by private parties; remediation cost estimates prepared by governmental authorities or private technical consultants; and our historical experience in negotiating and settling disputes with respect to similar sites.

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

EXECUTIVE OFFICERS

The section below provides information regarding our executive officers, together with their ages and business experience as of July 14, 2006:

Y. Marc Belton, age 47, is Executive Vice President, Worldwide Health, Brand and New Business Development. Mr. Belton joined General Mills in 1983 and has held various positions throughout General Mills, including President of Snacks Unlimited from 1994 to 1997, New Ventures from 1997 to 1999 and Big G Cereals from 1999 to 2002. Mr. Belton had oversight responsibility for Yoplait, General Mills Canada and New Business Development from 2002 to May 2005, and has had oversight responsibility for Worldwide Health, Brand and New Business Development since May 2005. Mr. Belton was elected a Vice President of General Mills in 1991, a Senior Vice President in 1994 and an Executive Vice President in June 2006. Mr. Belton is a director of Navistar International Corporation.

Randy G. Darcy, age 55, is Executive Vice President, Worldwide Operations and Technology. Mr. Darcy joined General Mills in 1987, was named Vice President, Director of Manufacturing, Technology and Operations in 1989, served as Senior Vice President, Supply Chain from 1994 to 2003 and Senior Vice President, Chief Technical Officer with responsibilities for Supply Chain, Research and Development, and Quality and Regulatory Operations from 2003 to 2005. He was named to his present position in May 2005. Mr. Darcy was employed by The Procter & Gamble Company from 1973 to 1987, serving in a variety of management positions.

Rory A. M. Delaney, age 61, is Senior Vice President, Strategic Technology Development. Mr. Delaney joined General Mills in this position in 2001 from The Pillsbury Company (Pillsbury) where he spent a total of eight years, last serving as Senior Vice President of Technology, responsible for the development and application of food technologies for Pillsbury’s global operations. Prior to joining Pillsbury, Mr. Delaney spent 18 years with PepsiCo, Inc., last serving as Senior Vice President of Technology for Frito-Lay North America.

Ian R. Friendly, age 46, is Executive Vice President and Chief Operating Officer, U.S. Retail. Mr. Friendly joined General Mills in 1983 and held various positions before becoming Vice President of Cereal Partners Worldwide in 1994, President of Yoplait in 1998, a Senior Vice President of General Mills in 2000 and President of the Big G Cereals division in 2002. In May 2004, Mr. Friendly was named Chief Executive Officer of Cereal Partners Worldwide. He was named to his present position in June 2006.

James A. Lawrence, age 53, is Vice Chairman and Chief Financial Officer. Mr. Lawrence joined General Mills as Chief Financial Officer in 1998 from Northwest Airlines where he was Executive Vice President, Chief Financial Officer. Prior to joining Northwest Airlines in 1996, he was at Pepsi-Cola International, serving as President and Chief Executive Officer for its operations in Asia, the Middle East and Africa. He was elected Vice Chairman of General Mills in June 2006. Mr. Lawrence is a director of Avnet, Inc.

Siri S. Marshall, age 58, is Senior Vice President, General Counsel, Chief Governance and Compliance Officer and Secretary. Ms. Marshall joined General Mills in 1994 as Senior Vice President, General Counsel and Secretary from Avon Products, Inc. where she spent 15 years, last serving as Senior Vice President, General Counsel and Secretary. Ms. Marshall was named Chief Governance and Compliance Officer in May 2005. Ms. Marshall is a director of Ameriprise Financial, Inc.

Christopher D. O’Leary, age 47, is Executive Vice President and Chief Operating Officer, International. Mr. O’Leary joined General Mills in 1997 as Vice President, Corporate Growth. He was elected a Senior Vice President in 1999 and President of the Meals division in 2001. Mr. O’Leary was named to his present position in June 2006. Prior to joining General Mills, he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. Mr. O’Leary is a director of Telephone & Data Systems, Inc.

Michael A. Peel, age 56, is Senior Vice President, Human Resources and Corporate Services. Mr. Peel joined General Mills in this position in 1991 from PepsiCo, Inc. where he spent 14 years, last serving as Senior Vice President, Human Resources, responsible for PepsiCo Worldwide Foods. Mr. Peel is a director of Select Comfort Corporation.

Kendall J. Powell, age 52, is President, Chief Operating Officer and a director of General Mills. Mr. Powell joined General Mills in 1979 and held various positions before becoming Vice President, Marketing Director of Cereal Partners Worldwide in 1990. He was named President of Yoplait in 1996, President of the Big G Cereals division in 1997 and Senior Vice President of General Mills in 1998. From 1999 to 2004, he was Chief Executive Officer of Cereal Partners Worldwide. He was elected Executive Vice President of General Mills in 2004 with responsibility for our Meals, Pillsbury USA, Baking Products and Bakeries and Foodservice divisions. Mr. Powell was named Executive Vice President and Chief Operating Officer, U.S. Retail in May 2005, and was named to his present position in June 2006.

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

Stephen W. Sanger, age 60, has been Chairman of the Board and Chief Executive Officer of General Mills since 1995. Mr. Sanger joined General Mills in 1974 and served as the head of several business units, including Yoplait and Big G Cereals. He was elected a Senior Vice President in 1989, an Executive Vice President in 1991, Vice Chairman in 1992 and President in 1993. He is a director of Target Corporation and Wells Fargo & Company.

Christina L. Shea, age 53, is Senior Vice President, External Relations and President, General Mills Foundation. Ms. Shea joined General Mills in 1977 and has held various positions in the Big G Cereals, Yoplait, Gold Medal, Snacks and Betty Crocker divisions. From 1994 to 1999, she was President of the Betty Crocker division and was named a Senior Vice President of General Mills in 1998. She became President of General Mills Community Action and the General Mills Foundation in 2002 and was named to her current position in May 2005.

Kenneth L. Thome, age 58, is Senior Vice President, Financial Operations. Mr. Thome joined General Mills in 1969 and was named Vice President, Controller for the Convenience and International Foods Group in 1985, Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991 and was elected to his present position in 1993.

AVAILABLE INFORMATION

Availability of Reports    We are a reporting company under the Securities Exchange Act of 1934, as amended (1934 Act), and file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). The public may read and copy any of our filings at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) 732-0330. Because we make filings to the SEC electronically, you may access this information at the SEC’s internet website: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

Website Access    Our website is www.generalmills.com. We make available, free of charge at the “Investors” portion of this website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website.

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

    The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “plan,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those currently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

    In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

    Our future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates or tax rates; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in laws and regulations, including labeling and advertising regulations; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in customer demand for our products; effectiveness of advertising, marketing and promotional programs; changes in consumer behavior, trends and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging and energy; disruptions or inefficiencies in the supply chain; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; resolution of uncertain income tax matters; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

    You should also consider the risk factors that we identify on pages 7 through 10 in Item One A of this report, which could also affect our future results.

    We undertake no obligation to publicly revise any forward-looking statements to reflect future events or circumstances.

ITEM 1A   RISK FACTORS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this report or our other filings with the SEC could materially adversely affect our business, financial condition and results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect our business, financial condition and results of operations in the future. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.

The food categories in which we participate are very competitive, and if we are not able to compete effectively, our results of operations would be adversely affected.

The food categories in which we participate are very competitive. Our principal competitors in these categories all have substantial financial, marketing and other resources. We also compete with private label products offered by supermarkets, mass merchants and other retailers such as club stores. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences. If our large competitors were to decrease their pricing or were to increase their promotional spending, we could choose to do the same, which could adversely affect our margins and profitability. If we did not do the same, our revenues and market share could be adversely affected. Our market share and revenue growth could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over private label products.

We may be unable to maintain our profit margins in the face of a consolidating retail environment.

Our five largest customers in our U.S. Retail segment together accounted for approximately 47 percent of that segment’s net sales for fiscal 2006. The loss of any large customer for an extended length of time could adversely affect our sales and profits. In addition, as the retail grocery trade continues to consolidate and mass market retailers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted.

Price changes for the commodities we depend on for raw materials and packaging may adversely affect our profitability.

The raw materials used in our business include cereal grains, sugar, dairy products, vegetables, fruits, meats, vegetable oils, and other agricultural products as well as paper and plastic packaging materials, operating supplies and energy. These items are largely commodities that experience price volatility caused by external conditions such as weather and product scarcity, commodity market fluctuations, currency fluctuations and changes in governmental agricultural programs. Commodity price changes may result in unexpected increases in raw material, packaging and energy costs. If we are unable to increase productivity to offset these increased costs or increase our prices as a result of consumer sensitivity to pricing or otherwise, we may experience reduced margins and profitability. We do not fully hedge against changes in commodity prices and the hedging procedures that we do use may not always work as we intend.

If we are not efficient in our production, our profitability could suffer as a result of the highly competitive environment in which we operate.

Our future success and earnings growth depends in part on our ability to be efficient in the production and manufacture of our products in highly competitive markets. Our ability to gain additional efficiencies may become more difficult over time as we take advantage of existing opportunities. Our failure to reduce costs through productivity gains or by eliminating redundant costs resulting from acquisitions could adversely affect our profitability and also weaken our competitive position. Further, many productivity initiatives involve complex reorganization of manufacturing facilities and production lines. Such manufacturing realignment may result in the interruption of production which may negatively impact product volume and margins.

Disruption of our supply chain could adversely affect our business.

Our ability to make, move and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

We may be unable to anticipate changes in consumer preferences and trends, which may result in decreased demand for our products.

Our success depends in part on our ability to anticipate the tastes and eating habits of consumers and to offer products that appeal to their preferences. Consumer preferences change from time to time and can be affected by a number of different trends. Our failure to anticipate, identify or react to these changes and trends, and to introduce new and improved products on a timely basis, could result in reduced demand for our products, which would in turn cause our revenues and profitability to suffer. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of ingredients such as trans fats, sugar, processed wheat or other product ingredients or attributes.

We may be unable to grow our market share or add products that are in faster growing and more profitable categories.

The food industry’s growth potential is constrained by population growth. Our success depends in part on our ability to grow our business faster than populations are growing in the markets that we serve. One way to achieve that growth is to enhance our portfolio by adding innovative new products in faster growing and more profitable categories. Our future results will also depend on our ability to increase market share in our existing product categories. If we do not succeed in developing innovative products for new and existing categories, our growth may slow, which could adversely affect our profitability.

Customer demand for our products may be limited in future periods as a result of increased purchases in response to promotional activity.

Our unit volume in the last week of each quarter is consistently higher than the average for the preceding weeks of the quarter. In comparison to the average daily shipments in the first 12 weeks of a quarter, the final week of each quarter has approximately two to four days’ worth of incremental shipments (based on a five-day week), reflecting increased promotional activity at the end of the quarter. This increased activity includes promotions to assure that our customers have sufficient inventory on hand to support major marketing events or increased seasonal demand early in the next quarter, as well as promotions intended to help achieve interim unit volume targets. If, due to quarter-end promotions or other reasons, our customers purchase more product in any reporting period than end-consumer demand will require in future periods, our sales level in future reporting periods could be adversely affected.

Economic downturns could cause consumers to shift their food purchases from our higher priced premium products to lower priced items, which could adversely affect our results of operations.

The willingness of consumers to purchase premium branded food products depends in part on local economic conditions. In periods of economic uncertainty, consumers tend to purchase more private label or other economy brands. In those circumstances, we could experience a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings. In addition, as a result of economic conditions or otherwise, we may be unable to raise our prices as a result of increased consumer sensitivity to pricing. Any of these events could have an adverse effect on our results of operations.

Our international operations are subject to political and economic risks.

In fiscal 2006, approximately 16 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

•	political and economic instability;
•	exchange controls and currency exchange rates;
•	foreign tax treaties and policies; and
•	restrictions on the transfer of funds to and from foreign countries.

    Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause our results of operations to vary materially from period to period. From time to time, we enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

Concerns with the safety and quality of food products could cause consumers to avoid our products.

We could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of certain food products or ingredients. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.

If our food products become adulterated or misbranded, we might need to recall those items and may experience product liability claims if consumers are injured.

We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands.

New regulations or regulatory-based claims could adversely affect our business.

Food production and marketing are highly regulated by a variety of federal, state, local and foreign agencies. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. In addition, we advertise our products and could be the target of claims relating to false or deceptive advertising under federal, state and foreign laws and regulations.

We have a substantial amount of indebtedness, which could limit financing and other options and in some cases adversely affect our ability to pay dividends.

As of May 28, 2006, we had total debt and minority interests of approximately $7.2 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future.

    Our level of indebtedness may limit our:

•	ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward; and
•	flexibility to adjust to changing business and market conditions and may make us more vulnerable to a downturn in general economic conditions.

    There are various financial covenants and other restrictions in our debt instruments and minority interests. If we fail to comply with any of these requirements, the related indebtedness and minority interests (and other unrelated indebtedness) could become due and payable prior to its stated maturity. A default under our debt instruments and minority interests may also significantly affect our ability to obtain additional or alternative financing.

    If our subsidiary General Mills Cereals, LLC (GMC) fails to make required distributions to the holders of the B-1 interests of GMC, we will be restricted from paying any dividends (other than dividends in the form of shares of common stock) or other distributions on shares of our common stock and may not repurchase or redeem shares of our common stock until such distributions are paid.

    Our ability to make scheduled payments on or to refinance our debt and other obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

Volatility in the securities markets, interest rates and other factors or changes in our employee base could substantially increase our pension and postretirement costs.

We sponsor a number of defined benefit plans for employees in the United States, Canada and various foreign locations, including pension, retiree health and welfare, severance and other post-employment plans. Our major pension plans are funded, with trust assets invested in a diversified portfolio. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns and the market value of plan assets can affect the funded status of our pension and postretirement plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Although the aggregate fair value of our pension and postretirement plan assets exceeded the aggregate pension and postretirement benefit obligations as of May 28, 2006, a significant increase in future funding requirements could have a negative impact on our results of operations or cash flows from operations.

If other potentially responsible parties (PRPs) are unable to contribute to remediation costs at certain contaminated sites, our costs for remediation could be material.

We are subject to various federal, state, local and foreign environmental and health and safety laws and regulations. Under certain of these laws, namely the Comprehensive Environmental Response, Compensation and Liability Act and its state counterparts, liability for investigation and remediation of hazardous substance contamination at currently or formerly owned or operated facilities or at third-party waste disposal sites is joint and several. We currently are involved in active remediation efforts at certain sites where we have been named a PRP. If other PRPs at these sites are unable to contribute to remediation costs, we could be held responsible for all or their portion of the remediation costs, and those costs could be material. We cannot assure you that our costs in relation to these environmental matters or compliance with environmental laws in general will not exceed our reserves or otherwise have an adverse effect on our business and results of operations.

An impairment in the carrying value of goodwill or other intangibles could negatively affect our consolidated results of operations and net worth.

Goodwill represents the difference between the purchase prices of acquired companies and the related fair values of net assets acquired. Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that an impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying amount of goodwill for a reporting unit with its fair value and if the carrying amount of goodwill exceeds its fair value, an impairment has occurred.

    The costs of patents, copyrights and other intangible assets with finite lives are amortized over their estimated useful lives. Intangibles with indefinite lives, principally brands, are carried at cost. Finite and indefinite-lived intangible assets are tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss would be recognized when fair value is less than the carrying amount of the intangible.

    Our estimates of fair value are determined based on a discounted cash flow model using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions and other factors.

    As of May 28, 2006, we had $10.3 billion of goodwill and other intangible assets. Events and conditions that could result in an impairment include changes in the industries in which we operate, including competition and advances in technology; a significant product liability or intellectual property claim; or other factors leading to reduction in expected sales or profitability. Should the value of goodwill or other intangible assets become impaired, our consolidated net earnings and net worth may be materially adversely affected by a non-cash charge.

Resolution of uncertain income tax matters could adversely affect our cash flows from operations.

We accrue income tax liabilities for potential assessments related to uncertain tax positions in a variety of taxing jurisdictions. An unfavorable resolution of these matters, including the accounting for losses recorded as part of the Pillsbury transaction, could have a material adverse effect on our cash flows from operations.

ITEM 1B   UNRESOLVED STAFF COMMENTS

None.

ITEM 2   PROPERTIES

We own our principal executive offices and main research facilities, which are located in the Minneapolis, Minnesota metropolitan area. We operate numerous manufacturing facilities and maintain many sales and administrative offices and warehouses, mainly in the United States. Other facilities are operated in Canada and elsewhere around the world.

    As of July 27, 2006, we operated 66 facilities for the production of a wide variety of food products. Of these plants, 34 are located in the United States (one of which is leased), 15 in the Asia/Pacific region (10 of which are leased), six in Canada (two of which are leased), five in Europe (one of which is leased), five in Latin America and Mexico, and one in South Africa. The following table lists the locations of our principal production facilities, all of which are owned by us, that principally support our U.S. Retail segment unless otherwise noted:

•	Arras, France – International segment
•	Irapuato, Mexico
•	Trenton, Ontario – Bakeries & Foodservice segment
•	Carson, California
•	Lodi, California
•	Covington, Georgia
•	Belvidere, Illinois
•	West Chicago, Illinois
•	New Albany, Indiana
•	Cedar Rapids, Iowa

•	Reed City, Michigan
•	Chanhassen, Minnesota – Bakeries & Foodservice segment
•	Hannibal, Missouri
•	Joplin, Missouri – Bakeries & Foodservice segment
•	Vineland, New Jersey
•	Albuquerque, New Mexico
•	Buffalo, New York
•	Martel, Ohio – Bakeries & Foodservice segment
•	Wellston, Ohio
•	Murfreesboro, Tennessee
•	Milwaukee, Wisconsin

    We own flour mills at eight locations: Vallejo, California (not currently operating); Vernon, California; Avon, Iowa; Minneapolis, Minnesota (2); Kansas City, Missouri; Great Falls, Montana; and Buffalo, New York. We also operate six terminal grain elevators (in Minnesota and Wisconsin, two of which are leased), and have country grain elevators in seven locations (primarily in Idaho), plus additional seasonal elevators (primarily in Idaho).

    We also own or lease warehouse space aggregating approximately 12.2 million square feet, of which approximately 9.6 million square feet are leased. We lease a number of sales and administrative offices in the United States, Canada and elsewhere around the world, totaling approximately 2.8 million square feet.

ITEM 3   LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our management’s opinion, there were no claims or litigation pending as of May 28, 2006, that are reasonably likely to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange. On July 14, 2006, there were approximately 34,675 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note Eighteen to the Consolidated Financial Statements on page 53 in Item Eight of this report. Information regarding restrictions on our ability to pay dividends in certain situations is set forth in Note Eight to the Consolidated Financial Statements on pages 43 and 44 in Item Eight of this report.

    The following table sets forth information with respect to shares of our common stock that we purchased during the three fiscal months ended May 28, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program(b)

February 27, 2006 through April 2, 2006	111,772	$49.55	–	–
April 3, 2006 through April 30, 2006	445,466	$49.06	–	–
May 1, 2006 through May 28, 2006	1,182,100	$49.79	–	–

Total	1,739,338	$49.59	–	–

(a)	The total number of shares purchased includes: (i) 231,500 shares purchased from the ESOP fund of our 401(k) savings plan; (ii) 8,338 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock; and (iii) 1,499,500 shares purchased in the open market.
(b)	On February 21, 2000, we announced that our Board of Directors authorized us to repurchase up to 170 million shares of our common stock to be held in our treasury. The Board did not specify a time period or an expiration date for the authorization.

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 28, 2006:

In Millions, Except per Share Data Fiscal Year Ended	May 28, 2006	May 29, 2005	May 30, 2004	May 25, 2003	May 26, 2002

Operating data:
Net sales	$11,640	$11,244	$11,070	$10,506	$7,949
Gross margin	4,674	4,410	4,486	4,397	3,287
Gross margin as a percentage of net sales	40.1%	39.2%	40.5%	41.9%	41.4%
Interest, net	399	455	508	547	416
Net earnings	1,090	1,240	1,055	917	458
Financial position at year-end:
Land, buildings and equipment	2,997	3,111	3,197	3,087	2,842
Total assets	18,207	18,066	18,448	18,227	16,540
Long-term debt, excluding current portion	2,415	4,255	7,410	7,516	5,591
Stockholders’ equity	5,772	5,676	5,248	4,175	3,576
Average shares outstanding (diluted)	379	409	413	395	342
Cash flow data:
Net cash provided by operating activities	1,771	1,711	1,461	1,631	913
Capital expenditures	360	434	653	750	540
Net cash provided (used) by investing activities	(292)	496	(470)	(1,018)	(3,271)
Net cash provided (used) by financing activities	(1,405)	(2,385)	(943)	(885)	3,269
Per share data:
Net earnings — basic	3.05	3.34	2.82	2.49	1.38
Net earnings — diluted	2.90	3.08	2.60	2.35	1.34
Dividends	1.34	1.24	1.10	1.10	1.10

Gross margin is defined as net sales less cost of sales.

Fiscal 2004 was a 53-week year; all other fiscal years were 52 weeks.

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

    Our businesses are organized into three reportable segments. U.S. Retail reflects business with a wide variety of grocery stores, mass merchandisers, club stores, specialty stores and drug, dollar and discount chains operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our International segment is made up of retail businesses outside of the United States, including a retail business in Canada that largely mirrors our U.S. Retail product mix, and foodservice businesses outside of the United States and Canada. Our Bakeries and Foodservice segment consists of products marketed throughout the United States and Canada to retail and wholesale bakeries, commercial and noncommercial foodservice distributors and operators, restaurants, and convenience stores.

    Our fundamental business goal is to generate superior returns for our stockholders over the long term. In the most recent fiscal year, our total return to stockholders, including stock price appreciation and dividends, was 7.2 percent, while the S&P 500 Index returned 8.8 percent; from fiscal 2001 to 2006, our total return to stockholders averaged 6.8 percent per year while the S&P 500 Index posted a 1.8 percent average annual return over the same period.

    Our long-term growth objectives are:

•	low single-digit average annual growth in net sales;
•	mid-single-digit average annual growth in total segment operating profit (see page 25 for our discussion of this measure not defined by generally accepted accounting principles (GAAP)); and
•	high single-digit average annual growth in earnings per share (EPS).

    These measures, combined with an attractive dividend yield and improvement in return on capital, drive the management of our business.

    For the fiscal year ended May 28, 2006, our net sales grew 4 percent and total segment operating profit grew 5 percent, in line with our long-term goals. Diluted EPS decreased 6 percent in fiscal 2006; however, excluding the EPS effects of our convertible debentures in both fiscal years and the fiscal 2005 net benefit of gains on divestitures and debt repurchase costs, our diluted EPS grew 8 percent, in line with our long-term goal (see page 24 for our discussion of this measure not defined by GAAP). Our net cash provided by operations increased to nearly $1.8 billion in 2006, enabling us to: increase our annual dividend payments by 8 percent from fiscal 2005; continue to return cash to stockholders via share repurchases, which totaled $885 million in fiscal 2006; and repay $189 million of debt. We continued to reinvest in the long-term growth in our brands, increasing advertising by 8 percent from fiscal 2005, and we also continued to make significant capital investments to support future growth and productivity, as we spent $360 million in capital expenditures in fiscal 2006. Finally, our return on average total capital improved by 60 basis points (see page 25 for our discussion of this measure not defined by GAAP).

    Results for fiscal 2006 were negatively impacted by increased fuel and commodity costs and higher advertising spending. Details of our financial results are provided in the “Fiscal 2006 Consolidated Results of Operations” section below.

    As we begin fiscal 2007, we have momentum in several of our key businesses. We must sustain that momentum and restore net sales growth in two operating units that did not grow in fiscal 2006 – Big G cereals and Pillsbury USA. We plan to launch new products, achieve competitive levels of retailer merchandising activity and increase advertising in Big G cereals in fiscal 2007. In Pillsbury USA, we plan to launch new products and focus consumer marketing support to improve product mix. We expect our worldwide food business to achieve another year of good sales and operating profit growth. We also intend to deliver more growth from new products and accelerate our performance in fast-growing channels such as drug stores, dollar stores and club formats. Finally, we plan to expand our margins by focusing on realizing price increases, managing our input costs, and achieving productivity through supply chain and administrative cost-saving efforts. We expect our fiscal 2007 interest expense to be $40 million higher than in fiscal 2006, primarily due to higher interest rates. We also expect the impact of the adoption of a new accounting standard for stock-based compensation to reduce earnings by $0.11 to $0.12 per diluted share in fiscal 2007, and we expect our effective tax rate to increase 75 to 125 basis points over the fiscal 2006 effective rate of 34.5 percent.

FISCAL 2006 CONSOLIDATED RESULTS OF OPERATIONS

For fiscal 2006, we reported diluted EPS of $2.90, down 6 percent from $3.08 per share earned in fiscal 2005. Excluding the effects of our convertible debentures in both fiscal years and excluding the fiscal 2005 net benefit of gains on divestitures and debt repurchase costs, diluted EPS increased 8 percent from $2.75 in fiscal 2005 to $2.98 in fiscal 2006. Earnings after tax were $1,090 million in fiscal 2006, down 12 percent from $1,240 million in fiscal 2005, reflecting the net benefit of gains on divestitures and debt repurchase costs in fiscal 2005.

    Net sales for fiscal 2006 grew 4 percent to $11.6 billion, driven by 2 percentage points of unit volume growth, primarily in U.S. Retail and International, and 1 percentage point of growth from pricing and product mix across many of our businesses. Promotional spending and foreign currency exchange effects were flat compared to fiscal 2005. The components of net sales growth are shown in the following table:

Components of Net Sales Growth

Fiscal 2006 vs. 2005

Unit Volume Growth	+2 pts
Price/Product Mix/Foreign Currency Exchange	+1 pt
Trade and Coupon Promotion Expense	Flat

Net Sales Growth	+4%

Table does not add due to rounding.

    Cost of sales was up $132 million in fiscal 2006 versus fiscal 2005, primarily due to unit volume increases, as manufacturing efficiencies largely offset cost increases due to inflation. Also, the year-over-year change in cost of sales was favorably impacted by the following costs incurred in fiscal 2005: $18 million in expense from accelerated depreciation associated with exit activities, as described below; and $5 million of product recall costs. Cost of sales as a percent of net sales decreased from 60.8 percent in fiscal 2005 to 59.9 percent in fiscal 2006.

    Selling, general and administrative (SG&A) expense increased by $260 million in fiscal 2006 versus fiscal 2005. SG&A as a percent of net sales increased from 21.5 percent in fiscal 2005 to 23.0 percent in fiscal 2006. The increase in SG&A from fiscal 2005 was largely the result of a $97 million increase in domestic employee benefit costs, including incentives; an $86 million increase in customer freight expense, primarily due to increased fuel costs; a $46 million increase in consumer marketing spending; and $23 million of increases in our environmental reserves.

    Net interest expense for fiscal 2006 totaled $399 million, lower than interest expense for fiscal 2005 of $455 million, primarily as the result of debt pay down and the maturation of interest rate swaps. Interest expense includes preferred distributions paid on subsidiary minority interests. We have in place an amount of interest rate swaps that convert $500 million of fixed-rate debt to floating rates. Taking into account the effect of our interest rate swaps, the average interest rate on our total outstanding debt and subsidiary minority interests was 6.4 percent at May 28, 2006, compared to 5.4 percent at May 29, 2005.

    In fiscal 2006, we recorded restructuring and other exit costs of $30 million, consisting of $13 million related to the closure of our Swedesboro, New Jersey frozen dough plant; $6 million primarily for severance costs associated with the restructuring of our frozen dough plant in Montreal, Quebec; $4 million of restructuring costs at our Allentown, Pennsylvania frozen waffle plant, primarily related to product and production realignment; $3 million associated with an asset impairment charge in one of our plants; and $4 million primarily associated with fiscal 2005 supply chain initiatives. In fiscal 2005, we recorded restructuring and other exit costs of $84 million, consisting of $44 million of charges associated with fiscal 2005 supply chain initiatives; $30 million of charges related to relocating our frozen baked goods line from our Boston plant; $3 million of charges primarily associated with Bakeries and Foodservice severance; and $7 million of charges associated with restructuring actions prior to fiscal 2005. The fiscal 2005 supply chain initiatives were undertaken to further increase asset utilization and reduce manufacturing and sourcing costs, resulting in decisions regarding plant closures and production realignment. The actions included decisions to: close our flour milling plant in Vallejo, California; close our par-baked bread plant in Medley, Florida; relocate bread production from our Swedesboro, New Jersey plant; relocate a portion of our cereal production from Cincinnati, Ohio; close our snacks foods plant in Iowa City, Iowa; and close our dry mix production at Trenton, Ontario.

    The effective income tax rate was 34.5 percent for fiscal 2006, reflecting the benefit of $11 million of adjustments to deferred tax liabilities associated with our International segment’s brand intangibles. In fiscal 2005 our effective income tax rate was 36.6 percent, driven primarily by the tax impacts of our fiscal 2005 divestitures.

    Earnings after tax from joint ventures totaled $64 million in fiscal 2006, compared to $89 million in fiscal 2005. Earnings from joint ventures in fiscal 2005 included $28 million from our Snack Ventures Europe (SVE) joint venture with PepsiCo, Inc., which was divested on February 28, 2005. In fiscal 2006, unit volume for Cereal Partners Worldwide (CPW), our joint venture with Nestlé S.A., grew 6 percent and net sales were up 4 percent. In February 2006, CPW announced a restructuring of its manufacturing plants in the United Kingdom. Our after-tax earnings from joint ventures was reduced by $8 million for our share of the restructuring costs, primarily accelerated depreciation and severance, incurred in fiscal 2006. Our share of the remainder of CPW’s restructuring costs is expected to affect our after-tax earnings from joint ventures in fiscal 2007 and fiscal 2008. Net sales for our Häagen-Dazs joint ventures in Asia declined 7 percent from fiscal 2005 due to an unseasonably cold winter and increased competitive pressure in Japan. 8th Continent, our joint venture with DuPont, achieved 14 percent net sales growth in fiscal 2006.

    Average diluted shares outstanding decreased by 30 million from fiscal 2005. This was due primarily to the repurchase of a significant portion of our contingently convertible debentures in October 2005 and the completion of a consent solicitation related to the remaining convertible debentures in December 2005, actions that ended the dilutive accounting effect of these debentures in our EPS calculations. In addition, we repurchased 19 million shares of our stock during fiscal 2006, partially offset by the issuance of shares upon stock option exercises.

FISCAL 2005 CONSOLIDATED RESULTS OF OPERATIONS

Earnings per diluted share of $3.08 in fiscal 2005 were up 18 percent from $2.60 in fiscal 2004 primarily due to the gain from the redemption of our SVE interest and the reduction in interest expense. Earnings after tax increased to $1,240 million, up 18 percent from $1,055 million in fiscal 2004. Our cash flow in 2005 was strong, enabling us to increase our dividend payments, continue to make significant fixed asset investments to support future growth and productivity, and reduce our total debt (notes payable and long-term debt, including current portion) by $2.0 billion.

    Our net sales for fiscal 2005 were $11.2 billion, an increase of 2 percent for the year compared to sales in fiscal 2004. Excluding the effect of the 53rd week in 2004, net sales increased 3 percent (see page 26 for our discussion of this measure not defined by GAAP). Net sales growth was primarily driven by 2 percentage points of unit volume growth on a 52 vs. 52-week basis, primarily in U.S. Retail and International. Pricing and product mix across many of our businesses contributed 3 percentage points of growth, however increases in promotional spending, primarily in U.S. Retail, offset that effect. Foreign currency exchange effects contributed 1 percentage point of growth. The components of net sales growth are shown in the following table.

Components of Net Sales Growth

Fiscal 2005 vs. 2004

Unit Volume Growth:
52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	+2 pts
Absence of 53rd week	–1 pt
Price/Product Mix/Foreign Currency Exchange	+4 pts
Trade and Coupon Promotion Expense	–3 pts

Net Sales Growth	+2%

    Cost of sales increased by $250 million to $6,834 million, primarily driven by unit volume increases and $170 million in commodity cost increases.

    SG&A costs decreased by $25 million from fiscal 2004 to fiscal 2005, primarily driven by four factors: a $54 million decrease in consumer marketing expense; a $37 million increase in distribution costs; a $34 million decrease in merger-related costs for the planning and execution of the integration of Pillsbury; and a $32 million increase in unallocated corporate items.

    As detailed above in “Fiscal 2006 Consolidated Results of Operations,” restructuring and other exit costs were $84 million in fiscal 2005, compared to $26 million in 2004.

    On March 23, 2005, we commenced a cash tender offer for our outstanding 6 percent notes due in 2012. The tender offer resulted in the purchase of $500 million principal amount of the notes. Subsequent to the expiration of the tender offer, we purchased an additional $260 million principal amount of the notes in the open market. The aggregate purchases resulted in debt repurchase costs of $137 million, consisting of $73 million of non-cash interest rate swap losses reclassified from Accumulated Other Comprehensive Income, $59 million of purchase premium and $5 million of noncash unamortized cost of issuance expense.

    On February 28, 2005, SVE was terminated and our 40.5 percent interest was redeemed. On April 4, 2005, we sold our Lloyd’s barbecue business to Hormel Foods Corporation. We received $799 million in cash proceeds from these dispositions and recorded $499 million in gains in fiscal 2005.

    Net interest expense decreased 10 percent from $508 million in fiscal 2004 to $455 million in fiscal 2005, primarily due to a reduction of our debt levels.

    In fiscal 2005 our effective income tax rate increased to 36.6 percent, driven primarily by the tax impacts of our fiscal 2005 divestitures. The higher book tax expense related to the fiscal 2005 divestitures did not result in the payment of significant cash taxes. Our effective income tax rate was 35.0 percent in fiscal 2004.

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

RESULTS OF SEGMENT OPERATIONS

The following tables provide the dollar amount and percentage of net sales and operating profit from each reportable segment for fiscal 2006, 2005 and 2004:

Net Sales

	2006		2005		2004

In Millions, Fiscal Year	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales

U.S. Retail	$8,024	69%	$7,779	69%	$7,763	70%
International	1,837	16	1,725	15	1,550	14
Bakeries and Foodservice	1,779	15	1,740	16	1,757	16

Total	$11,640	100%	$11,244	100%	$11,070	100%

Segment Operating Profit

	2006		2005		2004

In Millions, Fiscal Year	Segment Operating Profit	Percent of Segment Operating Profit	Segment Operating Profit	Percent of Segment Operating Profit	Segment Operating Profit	Percent of Segment Operating Profit

U.S. Retail	$1,779	84%	$1,719	85%	$1,809	88%
International	201	9	171	8	119	6
Bakeries and Foodservice	139	7	134	7	132	6

Total	$2,119	100%	$2,024	100%	$2,060	100%

    We review operating results to evaluate segment performance. Operating profit for the reportable segments excludes: unallocated corporate items of $123 million for fiscal 2006, $32 million for fiscal 2005, and $17 million for fiscal 2004 (including a foreign currency transaction gain of $2 million in fiscal 2006 and foreign currency transaction losses of $6 million and $2 million in fiscal 2005 and 2004, respectively); net interest; restructuring and other exit costs; gains on divestitures; debt repurchase costs; income taxes; and after-tax earnings from joint ventures as these items are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by management. Under our supply chain organization, our manufacturing, warehouse and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures for long-lived assets, and depreciation and amortization expenses are neither maintained nor available by operating segment. See Note Sixteen to the Consolidated Financial Statements on pages 51 and 52 in Item Eight of this report for a reconciliation of segment operating profits and net earnings.

U.S. Retail Segment Results

For fiscal 2006, net sales for our U.S. Retail operations were $8.0 billion, up 3 percent from fiscal 2005. Net sales totaled $7.8 billion in both fiscal 2005 and fiscal 2004. The components of the changes in net sales are shown in the following table:

Components of U.S Retail Change in Net Sales

	Fiscal 2006 vs. 2005	Fiscal 2005 vs. 2004

Unit Volume Growth:
52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	+2 pts	+3 pts
Absence of 53rd week	N/A	–2 pts
Price/Product Mix	Flat	+2 pts
Trade and Coupon Promotion Expense	+1 pt	–3 pts

Change in Net Sales	+3%	Flat

    Unit volume increased 2 points in fiscal 2006 versus fiscal 2005, led by strong growth in our Yoplait business and volume increases in our Meals, Baking Products and Snacks operating units. Favorable trade and coupon spending also contributed 1 point to the fiscal 2006 increase in net sales, as the rate of promotional activity decreased on a year over year basis, largely the result of narrowing price gaps between our products and competitors’ products in several heavily promoted categories. Unit volume grew 1 percent in fiscal 2005 versus fiscal 2004, or 3 percent on a comparable 52–week basis, with growth in all divisions except Big G cereals.

    All of our U.S. Retail divisions with the exception of Big G cereals and Pillsbury USA experienced net sales growth in fiscal 2006 as shown in the table below:

U.S. Retail Change in Net Sales

	Fiscal 2006 vs. 2005	Fiscal 2005 vs. 2004

Yoplait	+14%	+8%
Meals	+7	Flat
Baking Products	+6	+4
Snacks	+5	Flat
Big G Cereals	–1	–6
Pillsbury USA	–1	+2

Total U.S. Retail	+3%	Flat

    For fiscal 2006, net sales for the Yoplait division grew 14 percent over fiscal 2005 primarily due to growth in established cup yogurt lines. The Meals division’s net sales grew by 7 percent during fiscal 2006 led by Progresso soup and Hamburger Helper. Baking Products net sales grew 6 percent over fiscal 2005 reflecting the introduction of Warm Delights microwaveable desserts and strong performance during the holiday baking season. Net sales for the Snacks division grew 5 percent led by our Nature Valley granola bars and Chex Mix product lines. Big G cereals net sales declined 1 percent as our merchandising activity lagged competitors’ levels, particularly in the first half of the year. Pillsbury USA net sales also declined 1 percent due to weakness in frozen breakfast items, frozen baked goods, and refrigerated cookies.

    For fiscal 2005, Yoplait division net sales increased 8 percent with continued growth from established cup yogurt lines. Meals division net sales were flat with growth in our Progresso, Hamburger Helper and Old El Paso businesses offset by declines in shelf-stable vegetables. Baking Products division net sales increased 4 percent behind growth in mass merchandising channels. Snacks division net sales were flat. Big G cereals net sales fell 6 percent with contributions from new products including reduced-sugar versions of Cinnamon Toast Crunch, Trix and Cocoa Puffs, more than offset by the loss of volume associated with merchandising activity. Net sales growth of 2 percent for Pillsbury USA reflected gains for refrigerated cookies and bread and Totino’s pizza and hot snacks.

    Consumer retail purchases of our products were up 4 percent for fiscal 2006 as compared to fiscal 2005 in ACNielsen measured outlets and Wal-Mart. In fiscal 2005, retail dollar sales for our major brands grew 3 percent overall. The table below provides our retail dollar sales growth for major products for the past two years:

Retail Dollar Sales Growth

	Fiscal 2006 vs. 2005	Fiscal 2005 vs. 2004

Composite Retail Sales	+4%	+3%

Granola Bars/Grain Snacks	+15%	+2%
Refrigerated Yogurt	+14	+9
Ready-to-serve Soup	+12	+12
Hot Snacks	+8	+14
Dessert Mixes	+7	+6
Refrigerated Dough	+3	+4
Frozen Vegetables	+2	+5
Ready-to-eat Cereals	Flat	–1
Microwave Popcorn	–1	+4
Dry Dinners	–1	+2
Fruit Snacks	–6	–3

Channels include ACNielsen measured outlets and Wal-Mart.

    Operating profit of $1.78 billion in fiscal 2006 improved $60 million, or 3 percent, over fiscal 2005. Unit volume increases accounted for approximately $83 million of the improvement. Net pricing realization (defined as the impact of list and promoted price increases net of trade and other promotion costs) and product mix of $90 million exceeded manufacturing and distribution rate increases of $62 million. Increases in consumer marketing spending of $28 million accounted for a majority of the remainder of the change.

    Fiscal 2005 operating profit was $1.72 billion, down $90 million, or 5 percent, versus fiscal 2004. Unit volume growth contributed approximately $13 million. Cost of sales increased by $161 million, driven primarily by commodity cost increases, and net pricing realization did not contribute to offset those increased costs. SG&A costs decreased by $54 million, primarily due to decreases in consumer marketing spending.

International Segment Results

For fiscal 2006, net sales for our International segment were $1.84 billion, up 6 percent. Net sales totaled $1.72 billion in fiscal 2005 compared to $1.55 billion in 2004. The components of net sales growth are shown in the following table:

Components of International Change in Net Sales

	Fiscal 2006 vs. 2005	Fiscal 2005 vs. 2004

Unit Volume Growth:
52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	+4 pts	+6 pts
Absence of 53rd week	N/A	–1 pt
Price/Product Mix	+2 pts	+3 pts
Foreign Currency Exchange	+1 pt	+6 pts
Trade and Coupon Promotion Expense	–1 pt	–3 pts

Change in Net Sales	+6%	+11%

    For fiscal 2006 versus fiscal 2005, unit volume grew 4 percent, driven by a 6 percent increase in the Asia/Pacific region. For fiscal 2005 versus fiscal 2004, unit volume grew 5 percent for the year and comparable 52-week volume was up 6 percent, driven by 12 percent growth in the Asia/Pacific region.

    Net sales growth for our International segment by geographic region is shown in the following table:

International Change in Net Sales

	Fiscal 2006 vs. 2005	Fiscal 2005 vs. 2004

Canada	+10%	+9%
Asia/Pacific	+9	+14
Latin America/Other	+9	+10
Europe	+1	+12

Total International	+6%	+11%

    Operating profits for fiscal 2006 grew to $201 million, up 18 percent from the prior year, with foreign currency exchange effects contributing 2 percentage points of that growth. Improvement in unit volume contributed $24 million; net pricing realization of $46 million more than offset the effects of supply chain cost changes; and consumer marketing spending increased $24 million.

    Operating profits grew to $171 million in fiscal 2005, 44 percent above fiscal 2004’s $119 million. Foreign currency exchange effects contributed 9 percentage points of that growth. The unit volume increase in fiscal 2005 contributed approximately $27 million; net price realization more than offset increases in cost of sales; and SG&A costs increased $29 million.

Bakeries and Foodservice Segment Results

For fiscal 2006, net sales for our Bakeries and Foodservice segment increased 2 percent to $1.78 billion. Net sales decreased slightly to $1.74 billion in fiscal 2005 compared to $1.76 billion in fiscal 2004. The components of the change in net sales are shown in the following table:

Components of Bakeries and Foodservice
Change in Net Sales

	Fiscal 2006 vs. 2005	Fiscal 2005 vs. 2004

Unit Volume Growth:
52 vs. 52-week Basis (as if fiscal 2004 contained 52 weeks)	Flat	–3 pts
Absence of 53rd week	N/A	–2 pts
Price/Product Mix	+3 pts	+4 pts
Trade and Coupon Promotion Expense	–1 pt	Flat

Change in Net Sales	+2%	–1%

    Fiscal 2006 unit volume was flat as compared to fiscal 2005, with net price realization and product mix making up the primary increase in net sales growth for the fiscal year. In fiscal 2005, unit volume was down 5 percent compared with fiscal 2004, or down 3 percent on a comparable 52-week basis, reflecting softness in shipments to our foodservice distributors and bakery customers that was partially offset by growth in sales to convenience stores.

    The change in net sales by major customer category is set forth in the following table:

Bakeries and Foodservice Change in Net Sales

	Fiscal 2006 vs. 2005	Fiscal 2005 vs. 2004

Convenience Stores/Vending	+5%	+21%
Wholesale/In-store Bakery	+5	–3
Distributors/Restaurants	Flat	–3

Total Bakeries and Foodservice	+2%	–1%

    Operating profits for the segment were $139 million in fiscal 2006, up 4 percent from $134 million in fiscal 2005. Unit volume was flat, and pricing actions essentially covered manufacturing and distribution rate increases of $39 million.

    Fiscal 2005 operating profits were up slightly at $134 million versus $132 million in fiscal 2004. The unit volume decline reduced earnings by $22 million, but $70 million of net pricing realization more than offset manufacturing and distribution rate increases.

Unallocated Corporate Items

For fiscal 2006, unallocated corporate expenses were $123 million compared to $32 million in fiscal 2005. Fiscal 2006 included: higher domestic employee benefit expense, including incentives, that increased by $61 million over fiscal 2005; increases in environmental reserves of $23 million; and a $10 million write-down of the asset value of a low-income housing investment.

    Unallocated corporate expenses in fiscal 2005 included $18 million in costs (classified as cost of sales) associated with restructuring and other exit activities. Fiscal 2004 expense was $17 million, including merger-related costs of $34 million.

Joint Ventures

Net sales growth for CPW in fiscal 2006 was restrained by unfavorable foreign currency effects. Our share of after-tax joint venture earnings decreased from $89 million in fiscal 2005 to $64 million in fiscal 2006. As noted above, this reflects the absence of SVE earnings and the inclusion of $8 million of restructuring costs for CPW in fiscal 2006.

Joint Venture Change in Net Sales

	Fiscal 2006 vs. 2005	Fiscal 2005 vs. 2004

CPW	+4%	+13%
Häagen-Dazs	–7	+6
8th Continent	+14	+37

Ongoing Joint Ventures	+2%	+12%

    Our interest in SVE was redeemed in February 2005, and therefore is excluded from the table above. See page 26 for our discussion of this measure not defined by GAAP.

    Our share of after-tax joint venture earnings increased from $74 million in fiscal 2004 to $89 million in fiscal 2005, primarily due to unit volume gains in our continuing ventures.

IMPACT OF INFLATION

It is our view that changes in the general rate of inflation have not had a significant effect on profitability over the three most recent fiscal years other than as noted above related to commodities and employee benefit costs. We attempt to minimize the effects of inflation through appropriate planning and operating practices. Our risk management practices are discussed on pages 7 through 10 in Item Seven A of this report.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of cash in the past three fiscal years are shown in the following table. Over the most recent three-year period, our operations have generated $4.9 billion in cash. In fiscal 2006, cash flow from operations totaled nearly $1.8 billion. The increase in cash flows from operations from fiscal 2005 to fiscal 2006 was primarily the result of increases in accrued compensation and accrued income taxes. The increase in cash flows from operations from fiscal 2004 to fiscal 2005 was primarily the result of increases in accrued income taxes resulting from cash benefits from the utilization of capital losses for tax purposes.

Cash Sources (Uses)

In Millions, for Fiscal Year Ended	May 28, 2006	May 29, 2005	May 30, 2004

Net cash provided by operations	$1,771	$1,711	$1,461
Purchases of land, buildings and equipment	(360)	(434)	(653)
Proceeds from disposal of land, buildings and equipment	11	24	36
Investments in businesses and affiliates, net	52	84	(22)
Change in marketable securities	1	32	122
Proceeds from disposition of businesses	–	799	–
Other investing activities, net	4	(9)	2
Payment of outstanding debt, net	(189)	(2,170)	(695)
Proceeds from minority interest investors	–	835	–
Common stock issued	157	195	192
Treasury stock purchases	(885)	(771)	(24)
Dividends paid	(485)	(461)	(413)
Other financing activities, net	(3)	(13)	(3)

Increase (Decrease) in Cash and Cash Equivalents	$74	$(178)	$48

    In fiscal 2006, capital investment for land, buildings and equipment decreased to $360 million from $434 million in fiscal 2005. We expect capital expenditures of approximately $425 million in fiscal 2007.

    Dividends paid in fiscal 2006 totaled $485 million, or $1.34 per share, an 8 percent increase from fiscal 2005 dividends of $1.24 per share. Our Board of Directors announced a quarterly dividend increase from $0.31 per share to $0.33 per share effective with the dividend paid on August 1, 2005, a quarterly dividend increase to $0.34 per share effective with the dividend paid on February 1, 2006, and another quarterly dividend increase to $0.35 per share effective with the dividend payable on August 1, 2006.

    Our Board of Directors has authorized the repurchase from time to time of shares of our common stock subject to a maximum of 170 million shares held in our treasury.

During fiscal 2006, we repurchased 19 million shares of common stock for an aggregate purchase price of $892 million, of which $7 million settled after the end of our fiscal year. In fiscal 2005, we repurchased 17 million shares of common stock for an aggregate purchase price of $771 million. A total of 146 million shares were held in treasury at May 28, 2006.

    We also used cash from operations to repay $189 million in outstanding debt in fiscal 2006. In fiscal 2005, we repaid nearly $2.2 billion of debt, including the purchase of $760 million principal amount of our 6 percent notes due in 2012. Fiscal 2005 debt repurchase costs were $137 million, consisting of $73 million of noncash interest rate swap losses reclassified from Accumulated Other Comprehensive Income, $59 million of purchase premium and $5 million of noncash unamortized cost of issuance expense.

Capital Structure

In Millions	May 28, 2006	May 29, 2005

Notes payable	$1,503	$299
Current portion of long-term debt	2,131	1,638
Long-term debt	2,415	4,255

Total debt	6,049	6,192
Minority interests	1,136	1,133
Stockholders’ equity	5,772	5,676

Total Capital	$12,957	$13,001

    We have $2.1 billion of long-term debt maturing in the next 12 months and classified as current, including $131 million that may mature in fiscal 2007 based on the put rights of those note holders. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

    On October 28, 2005, we repurchased a significant portion of our zero coupon convertible debentures pursuant to put rights of the holders for an aggregate purchase price of $1.33 billion, including $77 million of accreted original issue discount. These debentures had an aggregate principal amount at maturity of $1.86 billion. We incurred no gain or loss from this repurchase. As of May 28, 2006, there were $371 million in aggregate principal amount at maturity of the debentures outstanding, or $268 million of accreted value. We used proceeds from the issuance of commercial paper to fund the purchase price of the debentures. We also have reclassified the remaining zero coupon convertible debentures to long-term debt based on the October 2008 put rights of the holders.

    On March 23, 2005, we commenced a cash tender offer for our outstanding 6 percent notes due in 2012. The tender offer resulted in the purchase of $500 million principal amount of the notes. Subsequent to the expiration of the tender offer, we purchased an additional $260 million principal amount of the notes in the open market. The aggregate purchases resulted in the debt repurchase costs as discussed above.

    Our minority interests consist of interests in certain of our subsidiaries that are held by third parties. General Mills Cereals, LLC (GMC), our subsidiary, holds the manufacturing assets and intellectual property associated with the production and retail sale of Big G ready-to-eat cereals, Progresso soups and Old El Paso products. In May 2002, one of our wholly owned subsidiaries sold 150,000 Class A preferred membership interests in GMC to an unrelated third-party investor in exchange for $150 million, and in October 2004, another of our wholly owned subsidiaries sold 835,000 Series B-1 preferred membership interests in GMC in exchange for $835 million. All interests in GMC, other than the 150,000 Class A interests and 835,000 Series B-1 interests, but including all managing member interests, are held by our wholly owned subsidiaries. In fiscal 2003, General Mills Capital, Inc. (GM Capital), a subsidiary formed for the purpose of purchasing and collecting our receivables, sold $150 million of its Series A preferred stock to an unrelated third-party investor.

    The Class A interests of GMC receive quarterly preferred distributions at a floating rate equal to (i) the sum of three-month LIBOR plus 90 basis points, divided by (ii) 0.965. This rate will be adjusted by agreement between the third-party investor holding the Class A interests and GMC every five years, beginning in June 2007. Under certain circumstances, GMC also may be required to be dissolved and liquidated, including, without limitation, the bankruptcy of GMC or its subsidiaries, failure to deliver the preferred distributions, failure to comply with portfolio requirements, breaches of certain covenants, lowering of our senior debt rating below either Baa3 by Moody’s or BBB by Standard & Poor’s, and a failed attempt to remarket the Class A interests as a result of a breach of GMC’s obligations to assist in such remarketing. In the event of a liquidation of GMC, each member of GMC would receive the amount of its then current capital account balance. The managing member may avoid liquidation in most circumstances by exercising an option to purchase the Class A interests.

    The Series B-1 interests of GMC are entitled to receive quarterly preferred distributions at a fixed rate of 4.5 percent per year, which is scheduled to be reset to a new fixed rate through a remarketing in October 2007. Beginning in October 2007, the managing member of GMC may elect to repurchase the Series B-1 interests for an amount equal to the holder’s then current capital account balance plus any applicable make-whole amount. GMC is not required to purchase the Series B-1 interests nor may these investors put these interests to us. The Series B-1 interests will be exchanged for shares of our perpetual preferred stock upon the occurrence of any of the following events: our senior unsecured debt rating falling below either Ba3 as rated by Moody’s or BB- as rated by Standard & Poor’s or Fitch, Inc., our bankruptcy or liquidation, a default on any of our senior indebtedness resulting in an acceleration of indebtedness having an outstanding principal balance in excess of $50 million, failing to pay a dividend on our common stock in any fiscal quarter, or certain liquidating events. If GMC fails to make a required distribution to the holders of Series B-1 interests when due, we will be restricted from paying any dividend (other than dividends in the form of shares of common stock) or other distributions on shares of our common or preferred stock, and may not repurchase or redeem shares of our common or preferred stock, until all such accrued and undistributed distributions are paid to the holders of the Series B-1 interests.

    For financial reporting purposes, the assets, liabilities, results of operations and cash flows of GMC and GM Capital are included in our consolidated financial statements. The third-party investors’ Class A and Series B-1 interests in GMC and the preferred stock of GM Capital are reflected as minority interests on our consolidated balance sheets, and the return to the third party investors is reflected in interest expense, net, in the consolidated statements of earnings. See Note Eight to the Consolidated Financial Statements on pages 43 and 44 in Item Eight for more information regarding our minority interests.

    At May 28, 2006, our cash and cash equivalents included $11 million in GMC and $21 million in GM Capital that are restricted from use for our general corporate purposes pursuant to the terms of our agreements with third-party minority interest investors.

    In October 2004, we entered into a forward purchase contract under which we are obligated to deliver between approximately 14 million and 17 million shares of our common stock in October 2007, subject to adjustment under certain circumstances, in exchange for $750 million of cash or, in certain circumstances, securities of an affiliate of the forward counterparty.

    The following table, when reviewed in conjunction with the capital structure table above, shows the composition of our debt structure including the impact of using derivative instruments:

Debt Structure

In Millions	May 28, 2006		May 29, 2005

Floating-rate	$2,228	37%	$1,049	17%
Fixed-rate	3,821	63%	5,143	83%

Total Debt	$6,049	100%	$6,192	100%

    Commercial paper is a continuing source of short-term financing. We can issue commercial paper in the United States, Canada and Europe. Our commercial paper borrowings are supported by $2.95 billion of fee-paid committed credit lines and $335 million in uncommitted lines. On October 21, 2005, we entered into a new $1.1 billion 364-day credit facility expiring in October 2006 and a new $1.1 billion five-year credit facility expiring in October 2010. These new facilities replaced our $1.1 billion credit facility that would have expired in January 2006 and our $750 million credit facility that would have expired in April 2006. We also have a $750 million five-year credit facility that will expire in January 2009. Our credit facilities, certain of our long-term debt agreements and our minority interests contain restrictive covenants. At May 28, 2006, we were in compliance with all of these covenants.

    The following table details the fee-paid committed credit lines we had available as of May 28, 2006:

Committed Credit Facilities

Amount

Credit facility maturing:
October 2006	$1.10 billion
January 2009	0.75 billion
October 2010	1.10 billion

Total Committed Credit Facilities	$2.95 billion

    We have an effective shelf registration statement on file with the SEC covering the sale of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts, purchase units and units. As of May 28, 2006, approximately $5.1 billion remained available under the shelf registration for future use.

    We believe that two important measures of financial strength are the ratio of fixed charge coverage and the ratio of operating cash flow (defined as net cash provided by operating activities) to debt (defined as notes payable plus long-term debt, including current portion). Our fixed charge coverage in fiscal 2006 was 4.6 compared to 4.7 in fiscal 2005. Fiscal 2005 was favorably impacted by the gain on our disposition of our 40.5 percent equity interest in SVE. Our operating cash flow to debt ratio increased to 29 percent in fiscal 2006 from 28 percent in fiscal 2005. Currently, Standard and Poor’s Corporation has ratings of BBB+ on our publicly held long-term debt and A-2 on our commercial paper. Moody’s Investors Services, Inc. has ratings of Baa2 for our long-term debt and P-2 for our commercial paper. Fitch Ratings, Inc. rates our long-term debt BBB+ and our commercial paper F-2. Dominion Bond Rating Service in Canada currently rates General Mills as A-low. These ratings are not a recommendation to buy, sell or hold securities, are subject to revision or withdrawal at any time by the rating organization and should be evaluated independently of any other rating.

    We also believe that growth in return on average capital is a key measure, and it is used for management performance ratings. Return on average capital increased from 10.0 percent in 2005 to 10.6 percent in 2006 due to earnings growth and disciplined use of cash.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements nor is it our policy to issue guarantees to third parties. We have, however, issued guarantees and comfort letters of $171 million for the debt and other obligations of unconsolidated affiliates, primarily for CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases, which totaled $408 million at May 28, 2006.

    At May 28, 2006, we had invested in four variable interest entities (VIEs). We are the primary beneficiary (PB) of General Mills Capital, Inc. (GM Capital), a subsidiary that we consolidate as set forth in Note Eight to the Consolidated Financial Statements appearing on pages 43 and 44 in Item Eight of this report. We also have an interest in a contract manufacturer at our former facility in Geneva, Illinois. Even though we are the PB, we have not consolidated this entity because it is not material to our results of operations, financial condition, or liquidity at May 28, 2006. This entity had property and equipment of $50 million and long-term debt of $50 million at May 28, 2006. We are not the PB of the remaining two VIEs. Our maximum exposure to loss from these VIEs is limited to the $150 million minority interest in GM Capital, the contract manufacturer’s debt and our $6 million of equity investments in the two remaining VIEs.

    The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period. The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer-directed marketing commitments that support our brands. The net fair value of our interest rate and equity swaps was $159 million at May 28, 2006, based on market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations primarily consist of income taxes, accrued compensation and benefits, and miscellaneous liabilities. We are unable to estimate the timing of the payments for these items. We do not have significant statutory or contractual funding requirements for our defined-benefit retirement and other postretirement benefit plans. Further information on these plans, including our expected contributions for fiscal 2007, is set forth in Note Thirteen to the Consolidated Financial Statements appearing on pages 47 through 50 in Item Eight of this report.

In Millions, Payments Due by Fiscal Year	Total	2007	2008-09	2010-11	2012 and Thereafter

Long-term debt	$4,546	$2,131	$971	$55	$1,389
Accrued interest	152	152	–	–	–
Operating leases	408	92	142	89	85
Purchase obligations	2,351	2,068	144	75	64

Total	$7,457	$4,443	$1,257	$219	$1,538

SIGNIFICANT ACCOUNTING ESTIMATES

For a complete description of our significant accounting policies, please see Note One to the Consolidated Financial Statements appearing on pages 35 through 37 in Item Eight of this report. Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These policies include our accounting for trade and consumer promotion activities; goodwill and other intangible asset impairments; income taxes; and pension and other postretirement benefits.

Trade and Consumer Promotion Activities

We report sales net of certain coupon and trade promotion costs. The consumer coupon costs recorded as a reduction of sales are based on the estimated redemption value of those coupons, as determined by historical patterns of coupon redemption and consideration of current market conditions such as competitive activity in those product categories. The trade promotion costs include payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays, discounts to our list prices to lower retail shelf prices, and payments to gain distribution of new products. The cost of these activities is recognized as the related revenue is recorded, which generally precedes the actual cash expenditure. The recognition of these costs requires estimation of customer participation and performance levels. These estimates are made based on the quantity of customer sales, the timing and forecasted costs of promotional activities, and other factors. Differences between estimated expenses and actual costs are normally insignificant and are recognized as a change in management estimate in a subsequent period. Our accrued trade and consumer promotion liability was $339 million as of May 28, 2006, and $283 million as of May 29, 2005.

    Our unit volume in the last week of each quarter is consistently higher than the average for the preceding weeks of the quarter. In comparison to the average daily shipments in the first 12 weeks of a quarter, the final week of each quarter has approximately two to four days’ worth of incremental shipments (based on a five-day week), reflecting increased promotional activity at the end of the quarter. This increased activity includes promotions to assure that our customers have sufficient inventory on hand to support major marketing events or increased seasonal demand early in the next quarter, as well as promotions intended to help achieve interim unit volume targets. If, due to quarter-end promotions or other reasons, our customers purchase more product in any reporting period than end-consumer demand will require in future periods, our sales level in future reporting periods could be adversely affected.

Goodwill and Other Intangible Asset Impairments

Goodwill represents the difference between the purchase prices of acquired companies and the related fair values of net assets acquired. Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that an impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying amount of goodwill for a reporting unit with its fair value and if the carrying amount of goodwill exceeds its fair value, an impairment has occurred.

    Finite and indefinite-lived intangible assets, primarily brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss would be recognized when fair value is less than the carrying amount of the intangible.

    Our estimates of fair value are determined based on a discounted cash flow model using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions and other factors. We have completed our annual impairment testing and determined none of our goodwill or other intangible assets was impaired.

Income Taxes

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate and involves management judgment as to the ultimate resolution of any tax issues. We accrue liabilities in current income taxes payable for potential assessments related to uncertain tax positions in a variety of taxing jurisdictions. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open tax issues are not dissimilar in size or substance from historical items, except for the accounting for losses recorded as part of the Pillsbury transaction. Management currently believes that the ultimate resolution of these matters, including the accounting for losses recorded as part of the Pillsbury transaction, will not have a material effect on our business, financial condition, results of operations or liquidity.

Pension and Other Postretirement Benefits

We have defined-benefit retirement plans covering most U.S., Canadian and United Kingdom employees. Benefits for salaried employees are based on length of service and final average compensation. The hourly plans include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. Our principal retirement plan covering domestic salaried employees has a provision that any excess pension assets would vest in plan participants if the plan is terminated within five years of a change in control.

    We also sponsor plans that provide health care benefits to the majority of our U.S. and Canadian retirees. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We fund related trusts for certain employees and retirees on an annual basis and made $95 million of voluntary contributions to these plans in fiscal 2006.

Actuarial Assumptions    We recognize benefits provided during retirement over the plan participants’ active working life. Accordingly, we must use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement of our obligations. Actuarial assumptions that require significant management judgment and have a material impact on the measurement of our net periodic benefit expense or income and accumulated benefit obligations include the long-term rates of return on plan assets, the interest rates used to discount the obligations for our benefit plans, how we derive the market-related values of assets and the health care cost trend rates.

Expected Rate of Return on Plan Assets    Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions.

    The investment objective for our pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. The goal is to optimize the long-term return on plan assets at a moderate level of risk. The pension and postretirement portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the pension and other postretirement plans, the long-term investment policy allocations are: 30 percent to U.S. equities; 20 percent to international equities; 10 percent to private equities; 30 percent to fixed income; and 10 percent to real assets (real estate, energy and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

    Our historical investment returns (compound annual growth rates) were 16 percent, 9 percent, 11 percent, 12 percent and 12 percent for the 1, 5, 10, 15 and 20 year periods ended May 28, 2006.

    For fiscal 2006, 2005 and 2004, we assumed a rate of return of 9.6 percent on our pension plan assets and our other postretirement plan assets.

    Lowering the expected long-term rate of return on assets by 50 basis points would increase our net pension and postretirement expense for fiscal 2007 by approximately $18 million.

Discount Rates    Our discount rate assumptions are determined annually as of the last day of our fiscal year for our pension and other postretirement obligations. Those same discount rates also are used to determine pension and other postretirement income and expense for the following fiscal year. We work with our actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using high-quality corporate bond yields, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions. The discount rates used in our pension and other postretirement assumptions were 5.55 percent and 5.5 percent, respectively, for the obligations as of May 29, 2005, and for our fiscal 2006 income and expense, and 6.65 percent for the obligations as of May 30, 2004, and for our fiscal 2005 income and expense.

    Lowering the discount rate by 50 basis points would increase our net pension and postretirement expense for fiscal 2007 by approximately $24 million.

Market-Related Value    We base our determination of pension expense or income on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

Health Care Cost Trend Rates    We review our health care trend rates annually. Our review is based on data and information we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short term expectations. Our current health care cost trend rate assumption is 11 percent for retirees age 65 and over and 10 percent for retirees under age 65. These rates are graded down annually until the ultimate trend rate of 5.2 percent is reached in 2013 for retirees over age 65 and 2014 for retirees under age 65. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the postretirement benefit plans.

    If the health care cost trend rate increased by 1 percentage point in each future year, the aggregate of the service and interest cost components of postretirement expense for fiscal 2007 would increase by $7 million, and the postretirement accumulated benefit obligation as of May 28, 2006, would increase by $90 million.

Financial Statement Impact    In fiscal 2006, we recorded net pension and postretirement expense of $25 million compared to $6 million in fiscal 2005 and $5 million in fiscal 2004.

    As of May 28, 2006, we had cumulative unrecognized actuarial net losses of $464 million on our pension plans and $317 million on our postretirement plans, primarily as the result of decreases in our discount rate assumptions. These unrecognized actuarial net losses will result in decreases in our future pension income and increases in postretirement expense since they currently exceed the corridors defined by GAAP.

    For our fiscal 2007 pension and other postretirement income and expense estimate, we have increased the discount rate to 6.55 percent for our pension liabilities and 6.5 percent for our other postretirement liabilities, based on interest rates and our credit spread as of May 28, 2006. The expected rate of return on plan assets remains 9.6 percent. Actual future net pension and postretirement income or expense will depend on investment performance, changes in future discount rates and various other factors related to the populations participating in our pension and postretirement plans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(Revised) “Share-Based Payment” (SFAS 123R), which generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the period during which the employee is required to provide service in exchange for the award. The standard is effective for public companies for annual periods beginning after June 15, 2005, with several transition options regarding prospective versus retrospective application. We will adopt SFAS 123R in the first quarter of fiscal 2007, using the modified prospective method. Accordingly, prior year results will not be restated, but fiscal 2007 results will be presented as if we had applied the fair value method of accounting for stock-based compensation from the beginning of fiscal 1997. We currently expect the impact of adopting the fair value method of valuing stock awards to be approximately $0.11 to $0.12 per diluted share for fiscal 2007. However, the actual impact on fiscal 2007 will be largely dependent on the particular structure of stock-based awards granted during fiscal 2007 and various market factors that affect the fair value of awards. We are evaluating whether to allocate these costs to our operating segments. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods following adoption. While those amounts cannot be estimated for future periods, the amount of operating cash flows generated in prior periods for such excess tax deductions was $41 million for fiscal 2006, $62 million for fiscal 2005 and $63 million for fiscal 2004. See Note One to the Consolidated Financial Statements on pages 35 through 37 in Item Eight of this report.

    In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for us in the first quarter of fiscal 2007. We do not expect SFAS No. 151 to have a material impact on our results of operations or financial condition.

    In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us in the first quarter of fiscal 2008. We are evaluating the impact of FIN 48 on our results of operations and financial condition.

NON-GAAP MEASURES

We have included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations measures of financial performance that are not defined by GAAP. For each of these non-GAAP financial measures, we are providing below a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure, an explanation of why our management believes the non-GAAP measure provides useful information to investors and any additional purposes for which our management or Board of Directors uses the non-GAAP measure. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure. Fiscal years prior to 2004 are presented in support of our discussion of these measures outside of this Annual Report on Form 10-K.

Diluted EPS excluding the effects of our convertible debentures and the net benefit of gains on divestitures and debt repurchase costs:

This non-GAAP measure is used in internal management reporting and as a component of the Board of Directors’ rating of our performance for management and employee incentive compensation. Management and the Board of Directors believe that this measure provides useful information to investors as it eliminates the effects of infrequently occurring events, thereby improving the comparability of year-to-year results of operations.

In Millions, Except Per Share Data, Fiscal Year	2006	2005	2004	2003

Net earnings for EPS calculation	$1,099	$1,260	$1,075	$928
Deduct: Interest on contingently convertible debentures, after-tax	(9)	(20)	(20)	(11)
Deduct: Divestitures gain, after-tax	—	(284)	—	—
Add: Debt repurchase costs, after-tax	—	87	—	—

Net earnings excluding after-tax effect of accounting for contingently convertible debentures, divestitures gain and debt repurchase costs	$1,090	$1,043	$1,055	$917

Average number of common shares outstanding for EPS calculation	379	409	413	395
Deduct: Incremental share effect from contingently convertible debentures	(13)	(29)	(29)	(17)

Average number of common shares outstanding excluding effect of accounting for contingently convertible debentures	366	380	384	378

Diluted EPS excluding after-tax effect of accounting for contingently convertible debentures, divestitures gain and debt repurchase costs	$2.98	$2.75	$2.75	$2.43

Total segment operating profit:

This non-GAAP measure is used in internal management reporting and as a component of the Board of Directors’ rating of our performance for management and employee incentive compensation. Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. Operating profit for the reportable segments and total segment operating profit exclude unallocated corporate items; net interest; restructuring and other exit costs; gains on divestitures; debt repurchase costs; income taxes; and after-tax earnings from joint ventures as these items are centrally managed at the corporate level. See Note Sixteen to the Consolidated Financial Statements on pages 51 and 52 in Item Eight of this report for a reconciliation of segment operating profits and net earnings.

In Millions, Fiscal Year	2006	2005	2004	2003	2002

Segment Operating Profit:
U.S. Retail	$1,779	$1,719	$1,809	$1,754	$1,057
International	201	171	119	91	45
Bakeries and Foodservice	139	134	132	156	155

Total segment operating profit	2,119	2,024	2,060	2,001	1,257
Unallocated corporate items	(123)	(32)	(17)	(76)	(40)
Interest, net	(399)	(455)	(508)	(547)	(416)
Restructuring and other exit costs	(30)	(84)	(26)	(62)	(134)
Divestitures – gain	–	499	–	–	–
Debt repurchase costs	–	(137)	–	–	–

Earnings before income taxes and after-tax earnings from joint ventures	$1,567	$1,815	$1,509	$1,316	$667

Return on average total capital:

This non-GAAP measure is used in internal management reporting and as a component of the Board of Directors’ rating of our performance for management and employee incentive compensation. Management and the Board of Directors believe that this measure provides useful information to investors because it is important for assessing the utilization of capital and it eliminates the effects of infrequently occurring events, thereby improving the year-to-year comparability.

In Millions, Fiscal Year	2006	2005	2004	2003	2002	2001	2000

Net earnings	$1,090	$1,240	$1,055	$917	$458	$665
Interest, net, after-tax	261	289	330	378	267	134
Divestitures gain, after-tax	–	(284)	–	–	–	–
Debt repurchase costs, after-tax	–	87	–	–	–	–

Earnings before interest, after-tax (adjusted)	$1,351	$1,332	$1,385	$1,295	$725	$799

Current portion of long-term debt	$2,131	$1,638	$233	$105	$248	$349	$414
Notes payable	1,503	299	583	1,236	3,600	858	1,086
Long-term debt	2,415	4,255	7,410	7,516	5,591	2,221	1,760

Total debt	6,049	6,192	8,226	8,857	9,439	3,428	3,260
Minority interests	1,136	1,133	299	300	153	–	–
Stockholders’ equity	5,772	5,676	5,248	4,175	3,576	52	(289)

Total capital	12,957	13,001	13,773	13,332	13,168	3,480	2,971
Less: 2005 Divestitures gain, net of debt repurchase costs, after-tax	(197)	(197)	–	–	–	–	–
Less: Accumulated other comprehensive (income) loss	(125)	(8)	144	342	376	93	86

Adjusted total capital	$12,635	$12,796	$13,917	$13,674	$13,544	$3,573	$3,057

Adjusted average total capital	$12,716	$13,356	$13,796	$13,609	$8,559	$3,315

Return on average total capital	10.6%	10.0%	10.0%	9.5%	8.5%	24.1%

Change in net sales excluding the effect of the 53rd week:

Our fiscal year ends on the last Sunday of May. While our typical fiscal year includes 52 weeks, every 5 or 6 years our fiscal year includes a 53rd week, as it did in the fiscal year ended May 30, 2004. That 53rd week impacts the comparability of annual results. To view our results on a comparable basis, we have provided net sales growth information on a comparable 52-week basis. The effect of the 53rd week was determined using one-fifth of the values of the five-week month of May 2004.

	Net Sales

In Millions, Fiscal Year	2005	2004

As reported (including the effect of the 53rd week):
U.S. Retail	$7,779	$7,763
International	1,725	1,550
Bakeries and Foodservice	1,740	1,757

Total	$11,244	$11,070

Effect of 53rd week in fiscal 2004:
U.S. Retail		$140
International		7
Bakeries and Foodservice		33

Total		$180

Net sales excluding the effect of the 53rd week:
U.S. Retail	$7,779	$7,623
International	1,725	1,543
Bakeries and Foodservice	1,740	1,724

Total	$11,244	$10,890

Growth rate, including the effect of the 53rd week:
U.S. Retail	0%
International	11%
Bakeries and Foodservice	-1%

Total	2%

Growth rate, excluding the effect of the 53rd week:
U.S. Retail	2%
International	12%
Bakeries and Foodservice	1%

Total	3%

Ongoing joint ventures:

Our interest in SVE was redeemed in February 2005. To view the performance of our joint ventures on an ongoing basis, we have provided certain information excluding SVE.

In Millions, Fiscal Year	2006	2005	2004	2003

After-tax earnings from joint ventures:
As reported	$64	$89	$74	$61
Less: SVE	–	(28)	(26)	(21)

Ongoing joint ventures	$64	$61	$48	$40

Net sales of joint ventures (100% basis):
As reported	$1,796	$2,652	$2,625	$2,159
Less: SVE	–	(896)	(1,055)	(870)

Ongoing joint ventures	$1,796	$1,756	$1,570	$1,289

Fiscal Year	2006 vs. 2005	2005 vs. 2004	2004 vs. 2003

Change in net sales of joint ventures (100% basis):
As reported	–32%	+1%	+22%

Ongoing joint ventures	+2%	+12%	+22%

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in interest rates, foreign exchange rates, commodity prices and equity prices. Changes in these factors could cause fluctuations in our earnings and cash flows. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under our policies that place clear controls on these activities. The counterparties in these transactions are generally highly rated institutions. We establish credit limits for each counterparty. Our hedging transactions include but are not limited to a variety of derivative financial instruments.

Interest Rates    We manage our debt structure and our interest rate risk through the use of fixed- and floating-rate debt and derivatives. We use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes and to reduce volatility of our financing costs. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount. Our primary exposure is to U.S. interest rates. As of May 28, 2006, we had $7.0 billion of aggregate notional principal amount (the principal amount on which the fixed or floating interest rate is calculated) outstanding. This includes notional amounts of offsetting swaps that neutralize our exposure to interest rates on other interest rate swaps. See Note Six to the Consolidated Financial Statements on pages 40 through 42 in Item Eight of this report.

Foreign Currency Rates    Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. We primarily use foreign currency forward contracts and option contracts to selectively hedge our cash flow exposure to changes in exchange rates. These contracts function as hedges, since they change in value inversely to the change created in the underlying exposure as foreign exchange rates fluctuate. Our primary U.S. dollar exchange rate exposures are with the Canadian dollar, the euro, the Australian dollar, the Mexican peso and the British pound.

Commodities    Many commodities we use in the production and distribution of our products are exposed to market price risks. We manage this market risk through an integrated set of financial instruments, including purchase orders, noncancelable contracts, futures contracts, options and swaps. Our primary commodity price exposures are to cereal grains, sugar, dairy products, vegetables, fruits, meats, vegetable oils, and other agricultural products, as well as paper and plastic packaging materials, operating supplies and energy.

Equity Instruments    Equity price movements affect our compensation expense as certain investments owned by our employees are revalued. We use equity swaps to manage this market risk.

Value at Risk    These estimates are intended to measure the maximum potential fair value we could lose in one day from adverse changes in market interest rates, foreign exchange rates, commodity prices, or equity prices under normal market conditions. A Monte Carlo (VAR) methodology was used to quantify the market risk for our exposures. The models assumed normal market conditions and used a 95 percent confidence level.

    The VAR calculation used historical interest rates, foreign exchange rates and commodity and equity prices from the past year to estimate the potential volatility and correlation of these rates in the future. The market data were drawn from the RiskMetricsTM data set. The calculations are not intended to represent actual losses in fair value that we expect to incur. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, we would expect that any loss or gain in the fair value of our derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations were: debt; investments; interest rate swaps; foreign exchange forwards; commodity swaps, futures and options; and equity instruments. The calculations do not include the underlying foreign exchange and commodities-related positions that are hedged by these market-risk-sensitive instruments.

    The table below presents the estimated maximum potential one-day loss in fair value for our interest rate, foreign currency, commodity and equity market-risk-sensitive instruments outstanding on May 28, 2006 and May 29, 2005, and the average amount outstanding during the year ended May 28, 2006. The amounts were calculated using the VAR methodology described above.

	Fair Value Impact

In Millions	May 28, 2006	Average during 2006	May 29, 2005

Interest rate instruments	$8	$10	$18
Foreign currency instruments	2	1	1
Commodity instruments	2	2	1
Equity instruments	1	1	–

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 28, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

    Based on our assessment using the criteria set forth by COSO in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of May 28, 2006.

    KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting.

S. W. Sanger Chairman of the Board and Chief Executive Officer	J. A. Lawrence Vice Chairman and Chief Financial Officer

July 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
General Mills, Inc.:

    We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that General Mills, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

    In our opinion, management’s assessment that General Mills maintained effective internal control over financial reporting as of May 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, General Mills maintained, in all material respects, effective internal control over financial reporting as of May 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 28, 2006 and May 29, 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows, for each of the fiscal years in the three-year period ended May 28, 2006, and our report dated July 27, 2006 expressed an unqualified opinion on those consolidated financial statements.

Minneapolis, Minnesota
July 27, 2006

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

    The Audit Committee reviewed and approved the Company’s annual financial statements and recommended to the full Board of Directors that they be included in the Annual Report. The Audit Committee also recommended to the Board of Directors that the independent auditors be reappointed for fiscal 2007, subject to ratification by the stockholders at the annual meeting.

S. W. Sanger Chairman of the Board and Chief Executive Officer	J. A. Lawrence Vice Chairman and Chief Financial Officer

July 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
General Mills, Inc.:

    We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 28, 2006 and May 29, 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended May 28, 2006. In connection with our audits of the consolidated financial statements we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 28, 2006 and May 29, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 28, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of General Mills’ internal control over financial reporting as of May 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 27, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Minneapolis, Minnesota
July 27, 2006

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

In Millions, Except per Share Data Fiscal Year Ended	May 28, 2006	May 29, 2005	May 30, 2004

Net Sales	$11,640	$11,244	$11,070
Costs and Expenses:
Cost of sales	6,966	6,834	6,584
Selling, general and administrative	2,678	2,418	2,443
Interest, net	399	455	508
Restructuring and other exit costs	30	84	26
Divestitures (gain)	–	(499)	–
Debt repurchase costs	–	137	–

Total Costs and Expenses	10,073	9,429	9,561

Earnings before Income Taxes and After-tax Earnings from Joint Ventures	1,567	1,815	1,509
Income Taxes	541	664	528
After-tax Earnings from Joint Ventures	64	89	74

Net Earnings	$1,090	$1,240	$1,055

Earnings per Share – Basic	$3.05	$3.34	$2.82

Earnings per Share – Diluted	$2.90	$3.08	$2.60

Dividends per Share	$1.34	$1.24	$1.10

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In Millions	May 28, 2006	May 29, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$647	$573
Receivables	1,076	1,034
Inventories	1,055	1,037
Prepaid expenses and other current assets	216	203
Deferred income taxes	182	208

Total Current Assets	3,176	3,055
Land, Buildings and Equipment	2,997	3,111
Goodwill	6,652	6,684
Other Intangible Assets	3,607	3,532
Other Assets	1,775	1,684

Total Assets	$18,207	$18,066

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,151	$1,136
Current portion of long-term debt	2,131	1,638
Notes payable	1,503	299
Other current liabilities	1,353	1,111

Total Current Liabilities	6,138	4,184
Long-term Debt	2,415	4,255
Deferred Income Taxes	1,822	1,851
Other Liabilities	924	967

Total Liabilities	11,299	11,257

Minority Interests	1,136	1,133
Stockholders’ Equity:
Cumulative preference stock, none issued	–	–
Common stock, 502 shares issued	50	50
Additional paid-in capital	5,737	5,691
Retained earnings	5,107	4,501
Common stock in treasury, at cost, shares of 146 in 2006 and 133 in 2005	(5,163)	(4,460)
Unearned compensation	(84)	(114)
Accumulated other comprehensive income	125	8

Total Stockholders’ Equity	5,772	5,676

Total Liabilities and Equity	$18,207	$18,066

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

In Millions, Except per Share Data	$.10 Par Value Common Stock (One Billion Shares Authorized)				Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Issued		Treasury
	Shares	Amount	Shares	Amount

Balance at May 25, 2003	502	$5,684	(132)	$(4,203)	$3,079	$(43)	$(342)	$4,175
Comprehensive Income:
Net earnings					1,055			1,055
Other comprehensive income, net of tax:
Net change on hedge derivatives							101	101
Net change on securities							(10)	(10)
Foreign currency translation							75	75
Minimum pension liability adjustment							32	32

Other comprehensive income							198	198

Total comprehensive income								1,253

Cash dividends declared ($1.10 per share)					(412)			(412)
Stock compensation plans (includes income tax benefits of $5)	–	(4)	10	306				302
Shares purchased			(1)	(24)				(24)
Unearned compensation related to restricted stock awards						(77)		(77)
Earned compensation and other						31		31

Balance at May 30, 2004	502	$5,680	(123)	$(3,921)	$3,722	$(89)	$(144)	$5,248
Comprehensive Income:
Net earnings					1,240			1,240
Other comprehensive income, net of tax:
Net change on hedge derivatives							99	99
Foreign currency translation							75	75
Minimum pension liability adjustment							(22)	(22)

Other comprehensive income							152	152

Total comprehensive income								1,392

Cash dividends declared ($1.24 per share)					(461)			(461)
Stock compensation plans (includes income tax benefits of $62)	–	104	7	232				336
Shares purchased			(17)	(771)				(771)
Forward purchase contract fees	–	(43)						(43)
Unearned compensation related to restricted stock awards						(66)		(66)
Earned compensation and other						41		41

Balance at May 29, 2005	502	$5,741	(133)	$(4,460)	$4,501	$(114)	$8	$5,676
Comprehensive Income:
Net earnings					1,090			1,090
Other comprehensive income, net of tax:
Net change on hedge derivatives							20	20
Foreign currency translation							73	73
Minimum pension liability adjustment							24	24

Other comprehensive income							117	117

Total comprehensive income								1,207

Cash dividends declared ($1.34 per share)					(484)			(484)
Stock compensation plans (includes income tax benefits of $41)	–	46	6	189				235
Shares purchased			(19)	(892)				(892)
Unearned compensation related to restricted stock awards						(17)		(17)
Earned compensation and other						47		47

Balance at May 28, 2006	502	$5,787	(146)	$(5,163)	$5,107	$(84)	$125	$5,772

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In Millions Fiscal Year Ended	May 28, 2006	May 29, 2005	May 30, 2004

Cash Flows – Operating Activities
Net earnings	$1,090	$1,240	$1,055
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	424	443	399
Deferred income taxes	26	9	109
Changes in current assets and liabilities	184	258	(186)
Tax benefit on exercised options	41	62	63
Pension and other postretirement costs	(74)	(70)	(21)
Restructuring and other exit costs	30	84	26
Divestitures (gain)	–	(499)	–
Debt repurchase costs	–	137	–
Other, net	50	47	16

Net Cash Provided by Operating Activities	1,771	1,711	1,461

Cash Flows – Investing Activities
Purchases of land, buildings and equipment	(360)	(434)	(653)
Investments in businesses	(26)	–	(10)
Investments in affiliates, net of investment returns and dividends	78	84	32
Purchases of marketable securities	–	(1)	(7)
Proceeds from sale of marketable securities	1	33	129
Proceeds from disposal of land, buildings and equipment	11	24	36
Proceeds from disposition of businesses	–	799	–
Other, net	4	(9)	2

Net Cash Provided (Used) by Investing Activities	(292)	496	(470)

Cash Flows – Financing Activities
Change in notes payable	1,197	(1,057)	(1,023)
Issuance of long-term debt	–	2	576
Payment of long-term debt	(1,386)	(1,115)	(248)
Proceeds from issuance of preferred membership interests of subsidiary	–	835	–
Common stock issued	157	195	192
Purchases of common stock for treasury	(885)	(771)	(24)
Dividends paid	(485)	(461)	(413)
Other, net	(3)	(13)	(3)

Net Cash Used by Financing Activities	(1,405)	(2,385)	(943)

Increase (Decrease) in Cash and Cash Equivalents	74	(178)	48
Cash and Cash Equivalents – Beginning of Year	573	751	703

Cash and Cash Equivalents – End of Year	$647	$573	$751

Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$(18)	$(9)	$(22)
Inventories	(6)	30	24
Prepaid expenses and other current assets	(7)	9	(15)
Accounts payable	14	(19)	(161)
Other current liabilities	201	247	(12)

Changes in Current Assets and Liabilities	$184	$258	$(186)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Basis of Presentation    Our consolidated financial statements include the accounts of General Mills, Inc. and all subsidiaries in which it has a controlling financial interest. Intercompany transactions and accounts are eliminated in consolidation. Certain prior years’ amounts have been reclassified to conform to the current year presentation.

Our fiscal year ends on the last Sunday in May. Fiscal years 2006 and 2005 each consisted of 52 weeks, and fiscal 2004 consisted of 53 weeks. Our International segment, with the exception of Canada and our export operations, is reported for the 12 calendar months ended April 30.

Cash and Cash Equivalents    We consider all investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories    Most U.S. inventories are valued at the lower of cost, using the last-in, first-out (LIFO) method, or market. Grain inventories are valued at market. The balance of the U.S. inventories and inventories of consolidated operations outside of the U.S. are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market.

    Shipping costs associated with the distribution of finished product to our customers are recorded as selling, general and administrative expense and are recognized when the related finished product is shipped to the customer.

Land, Buildings, Equipment and Depreciation    Land is recorded at historical cost. Buildings and equipment are recorded at historical cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to operating costs. Buildings are usually depreciated over 40 to 50 years, and equipment is usually depreciated over three to 15 years. Accelerated depreciation methods generally are used for income tax purposes. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation; the resulting gains and losses, if any, are recognized in earnings.

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups are identifiable and largely independent of other asset groups. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent appraisals as appropriate.

Goodwill and Other Intangible Assets    Goodwill represents the difference between the purchase prices of acquired companies and the related fair values of net assets acquired. Goodwill is not subject to amortization and is tested for impairment annually for each of our reporting units and whenever events or changes in circumstances indicate that an impairment may have occurred. Impairment testing compares the carrying amount of goodwill for a reporting unit with its fair value. Fair value is estimated based on discounted cash flows. When the carrying amount of goodwill exceeds its fair value, an impairment has occurred. We have completed our annual impairment testing and determined none of our goodwill is impaired.

    The costs of patents, copyrights and other intangible assets with finite lives are amortized over their estimated useful lives. Intangibles with indefinite lives, principally brands, are carried at cost. Finite and indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows are less than the carrying amount of the intangible. Measurement of an impairment loss would be based on the excess of the carrying amount of the intangible over its fair value. We have completed our annual impairment testing and determined none of our other intangible assets are impaired.

Investments in Joint Ventures    Our investments in companies over which we have the ability to exercise significant influence are stated at cost plus our share of undistributed earnings or losses. We also receive royalty income from certain joint ventures, incur various expenses (primarily research and development) and record the tax impact of certain joint venture operations that are structured as partnerships.

Variable Interest Entities    At May 28, 2006, we had invested in four variable interest entities (VIEs). We are the primary beneficiary (PB) of General Mills Capital, Inc. (GM Capital), a subsidiary that we consolidate as set forth in Note Eight. We also have an interest in a contract manufacturer at our former facility in Geneva, Illinois. Even though we are the PB, we have not consolidated this entity because it is not material to our results of operations, financial condition, or liquidity at May 28, 2006. This entity had property and equipment of $50 million and long-term debt of $50 million at May 28, 2006. We are not the PB of the remaining two VIEs. Our maximum exposure to loss from these VIEs is limited to the $150 million minority interest in GM Capital, the contract manufacturer’s debt and our $6 million equity investments in the remaining two VIEs.

Revenue Recognition    We recognize sales revenue upon acceptance of the shipment by our customers. Sales are reported net of consumer coupon, trade promotion and other costs, including estimated returns. Coupons are expensed when distributed based on estimated redemptions. Trade promotions are expensed based on estimated participation and performance levels for offered programs. We generally do not allow a right of return. However, on a limited case-by-case basis with prior approval, we may allow customers to return product in saleable condition for redistribution to other customers or outlets. Returns are expensed as reductions of net sales.

Advertising Production Costs    We expense the production costs of advertising the first time that the advertising takes place.

Research and Development    All expenditures for research and development are charged against earnings in the year incurred.

Foreign Currency Translation    Results of foreign operations are translated into U.S. dollars using the average exchange rates each month. Assets and liabilities of these operations are translated at the period-end exchange rates, and the differences from historical exchange rates are reflected within Accumulated Other Comprehensive Income in Stockholders’ Equity as cumulative translation adjustments.

Derivative Instruments    We use derivatives primarily to hedge our exposure to changes in foreign exchange rates, interest rates and commodity prices. All derivatives are recognized on the Condolidated Balance Sheets at fair value based on quoted market prices or management’s estimate of their fair value and are recorded in either current or noncurrent assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period the hedged item affects earnings. If the underlying hedged transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period.

Stock-based Compensation    We use the intrinsic value method for measuring the cost of compensation paid in our common stock. This method defines our cost as the excess of the stock’s market value at the time of the grant over the amount that the employee is required to pay. Our stock option plans require that the employee’s payment (i.e., exercise price) be at least the market value as of the grant date.

    Restricted share awards, including restricted stock and restricted stock units, are measured at the fair market value of our stock on the date of the award, and are initially recorded in Stockholders’ Equity as unearned compensation, net of estimated forfeitures. Unearned compensation is amortized to compensation expense on a straight-line basis over the requisite service period.

    The following table illustrates the pro forma effect on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, (SFAS 123) “Accounting for Stock-Based Compensation,” to all employee stock-based compensation, net of estimated forfeitures.

In Millions, Except per Share Data, Fiscal Year Ended	May 28, 2006	May 29, 2005	May 30, 2004

Net earnings, as reported	$1,090	$1,240	$1,055
Add: After-tax stock-based employee compensation expense included in reported net earnings	28	24	17
Deduct: After-tax stock-based employee compensation expense determined under fair value requirements of SFAS 123	(48)	(62)	(67)

Pro forma net earnings	$1,070	$1,202	$1,005

Earnings per share:
Basic – as reported	$3.05	$3.34	$2.82
Basic – pro forma	$2.99	$3.24	$2.68
Diluted – as reported	$2.90	$3.08	$2.60
Diluted – pro forma	$2.84	$2.99	$2.49

    The weighted-average grant date fair values of the employee stock options granted were estimated as $8.04 in fiscal 2006, $8.32 in fiscal 2005, and $8.54 in fiscal 2004 using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year	2006	2005	2004

Risk-free interest rate	4.3%	4.0%	3.9%
Expected life	7 years	7 years	7 years
Expected volatility	20.0%	21.0%	21.0%
Expected dividend growth rate	10.2%	9.8%	10.0%

    In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(Revised) “Share-Based Payment” (SFAS 123R), which generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the period during which the employee is required to provide service in exchange for the award. The standard is effective for public companies for annual periods beginning after June 15, 2005, with several transition options regarding prospective versus retrospective application. We will adopt SFAS 123R in the first quarter of fiscal 2007, using the modified prospective method. Accordingly, prior year results will not be restated, but fiscal 2007 results will be presented as if we had applied the fair value method of accounting for stock-based compensation from the beginning of fiscal 1997. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods following adoption. While those amounts cannot be estimated for future periods, the amount of operating cash flows generated in prior periods for such excess tax deductions was $41 million for fiscal 2006, $62 million for fiscal 2005 and $63 million for fiscal 2004.

    Certain equity-based compensation plans contain provisions that accelerate vesting of awards upon retirement, disability or death of eligible employees and directors. For the periods presented, we generally recognized stock compensation expense over the stated vesting period of the award, with any unamortized expense recognized immediately if an acceleration event occurred. SFAS No. 123R specifies that a stock-based award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, beginning in fiscal 2007, we will prospectively revise our expense attribution method so that the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

Use of Estimates    Preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

New Accounting Standards    The FASB ratified in October 2004, Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8). EITF 04-8 was effective for us in the third quarter of fiscal 2005. The adoption of EITF 04-8 increased diluted shares outstanding to give effect to shares that were contingently issuable related to our zero coupon convertible debentures issued in October 2002. Also, net earnings used for earnings per share calculations were adjusted, using the if-converted method. See Note Eleven.

    In the second quarter of fiscal 2006, we adopted SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 did not have any impact on our results of operations or financial condition.

    In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires that liabilities be recognized for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. We adopted FIN 47 in the fourth quarter of fiscal 2006 and it did not have a material impact on our results of operations or financial condition.

2.   Acquisitions and Divestitures

On March 3, 2006, we acquired Elysèes Consult S.A., the franchise operator of a Häagen-Dazs shop in France. On November 21, 2005, we acquired Croissant King, a producer of frozen pastry products in Australia. On October 31, 2005, we acquired a controlling financial interest in Pinedale Holdings PTE. Limited, an operator of Häagen-Dazs cafes in Singapore and Malaysia. The aggregate purchase price of our fiscal 2006 acquisitions was $26 million. The pro forma effect of these acquisitions was not material.

    On February 28, 2005, Snack Ventures Europe (SVE), our snacks joint venture with PepsiCo, Inc., was terminated and our 40.5 percent interest was redeemed. On April 4, 2005, we sold our Lloyd’s barbecue business to Hormel Foods Corporation. We received $799 million in cash proceeds from these dispositions and recorded $499 million in gains in fiscal 2005.

3.   Restructuring and Other Exit Costs

In fiscal 2006, we recorded restructuring and other exit costs of $30 million pursuant to approved plans consisting of: $13 million related to the closure of our Swedesboro, New Jersey plant; $6 million related to the closure of a production line at our Montreal, Quebec plant; $4 million related to restructuring actions at our Allentown, Pennsylvania plant; $3 million of asset impairment charges for one of our plants; and $4 million related primarily to fiscal 2005 initiatives. The fiscal 2006 restructuring charges included $17 million to write down assets to fair value, $7 million of severance costs for 425 employees being terminated, and $6 million of other exit costs. The carrying value of the assets written down was $18 million.The fair values of the assets written down were determined using discounted cash flows.

    The fiscal 2006 initiatives were undertaken to increase asset utilization and reduce manufacturing costs. The actions included decisions to: close our leased frozen dough foodservice plant in Swedesboro, New Jersey, affecting 101 employees; shut down a portion of our frozen dough foodservice plant in Montreal, Quebec, affecting 77 employees; realign and modify product and manufacturing capabilities at our frozen waffle plant in Allentown, Pennsylvania, affecting 72 employees; and complete the fiscal 2005 initiative to relocate our frozen baked goods line from our plant in Chelsea, Massachusetts, to another facility, affecting 175 employees.

    In fiscal 2005, we recorded restructuring and other exit costs of $84 million pursuant to approved plans, consisting of: $74 million of charges associated with fiscal 2005 supply chain initiatives; $3 million of charges associated with Bakeries and Foodservice severance charges resulting from fiscal 2004 decisions; and $7 million of charges associated with restructuring actions prior to fiscal 2005. The charges from the fiscal 2005 initiatives included severance and pension and postretirement curtailment costs of $14 million for 551 employees being terminated, $20 million to write off assets, $30 million for the write-down of assets to their net realizable value and $10 million of other exit costs. The carrying value of the assets written down was $36 million. Net realizable value was determined by independent market analysis.

    The fiscal 2005 initiatives were undertaken to further increase asset utilization and reduce manufacturing and sourcing costs, resulting in decisions regarding plant closures and production realignment. The actions included decisions to: close our flour milling plant in Vallejo, California, affecting 43 employees; close our par-baked bread plant in Medley, Florida, affecting 42 employees; relocate bread production from our Swedesboro, New Jersey plant, affecting 110 employees; relocate a portion of our cereal production from Cincinnati, Ohio, affecting 45 employees; close our snacks foods plant in Iowa City, Iowa, affecting 83 employees; close our dry mix production at Trenton, Ontario, affecting 53 employees; and relocate our frozen baked goods line from our plant in Chelsea, Massachusetts to another facility.

    These fiscal 2005 supply chain actions also resulted in certain associated expenses in fiscal 2005, primarily resulting from adjustments to the depreciable life of the assets necessary to reflect the shortened asset lives which coincided with the final production dates at the Cincinnati and Iowa City plants. These associated expenses were recorded as cost of sales and totaled $18 million.

    In fiscal 2004, we recorded restructuring and other exit costs of $26 million pursuant to approved plans. These costs included: a severance charge for 142 employees being terminated as a result of a plant closure in the Netherlands; costs related to a plant closure in Brazil, including a severance charge for 201 employees; costs for the closure of our tomato canning facility in Atwater, California, including severance costs for 47 employees; adjustments of costs associated with previously announced closures of manufacturing facilities; and a severance charge for 132 employees, related primarily to actions in our Bakeries and Foodservice organization. The carrying value of the assets written down was $3 million.

    The analysis of our restructuring and other exit costs is as follows:

In Millions	Severance	Asset Write-down	Pension and Postretirement Curtailment Cost	Other	Total

Reserve balance at May 25, 2003	$10	$16	$–	$11	$37
2004 Charges	16	4	–	6	26
Utilized in 2004	(13)	(18)	–	(9)	(40)

Reserve balance at May 30, 2004	13	2	–	8	23
2005 Charges	12	51	4	17	84
Utilized in 2005	(16)	(53)	(4)	(16)	(89)

Reserve Balance at May 29, 2005	9	–	–	9	18
2006 Charges	7	17	–	6	30
Utilized in 2006	(8)	(17)	–	(8)	(33)

Reserve Balance at May 28, 2006	$8	$–	$–	$7	$15

4.   Investments in Joint Ventures

We have a 50 percent equity interest in Cereal Partners Worldwide (CPW), a joint venture with Nestlé S.A. that manufactures and markets cereal products outside the United States and Canada. We have guaranteed a portion of CPW’s debt. See Note Fifteen. We have a 50 percent equity interest in 8th Continent, LLC, a domestic joint venture with DuPont to develop and market soy-based products. We have 50 percent equity interests in the following joint ventures for the manufacture, distribution and marketing of Häagen-Dazs frozen ice cream products and novelties: Häagen-Dazs Japan K.K.; Häagen-Dazs Korea Company Limited; and Häagen-Dazs Marketing & Distribution (Philippines) Inc. We have a 49 percent equity interest in Häagen-Dazs Distributors (Thailand) Company Limited. We also have a 50 percent equity interest in Seretram, a joint venture with Co-op de Pau for the production of Green Giant canned corn in France. In May 2006, we acquired a controlling financial interest in our Häagen-Dazs joint venture in the Philippines for less than $1 million.

    Fiscal 2005 and fiscal 2004 results of operations include our share of the after-tax earnings of SVE through the date of its termination on February 28, 2005.

    On July 14, 2006, CPW acquired the Uncle Tobys cereal business in Australia for approximately $385 million. This business had revenues of approximately $100 million for the fiscal year ended June 30, 2006. We funded our 50 percent share of the purchase price by making an additional equity contribution in CPW from cash generated from our international operations, including our international joint ventures.

    In February 2006, CPW announced a restructuring of its manufacturing plants in the United Kingdom. Our after-tax earnings from joint ventures were reduced by $8 million for our share of the restructuring costs, primarily accelerated depreciation and severance, incurred in fiscal 2006.

    Our cumulative investment in these joint ventures was $186 million at the end of fiscal 2006 and $211 million at the end of fiscal 2005. We made aggregate investments in the joint ventures of $7 million in fiscal 2006, $15 million in fiscal 2005 and $31 million in fiscal 2004. We received aggregate dividends from the joint ventures of $77 million in fiscal 2006, $83 million in fiscal 2005 and $60 million in fiscal 2004.

    Results from our CPW joint venture are reported as of and for the twelve months ended March 31. The Häagen-Dazs and Seretram joint venture results are reported as of and for the twelve months ended April 30. 8th Continent’s results are presented on the same basis as our fiscal year.

    Summary combined financial information for the joint ventures (including SVE through the date of its termination on February 28, 2005) on a 100 percent basis follows:

In Millions, Fiscal Year Ended	2006	2005	2004

Net Sales	$1,796	$2,652	$2,625
Gross Margin	770	1,184	1,180
Earnings before Income Taxes	157	231	205
Earnings after Income Taxes	120	184	153

Gross margin is defined as net sales less cost of sales.

In Millions, At End of Fiscal Year	2006	2005

Current Assets	$634	$604
Noncurrent Assets	578	612
Current Liabilities	756	695
Noncurrent Liabilities	6	7

5.   Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	May 28, 2006	May 29, 2005

Goodwill	$6,652	$6,684

Other Intangible Assets:
Intangible assets not subject to amortization:
Brands	3,595	3,516
Pension intangible	–	3

Total intangible assets not subject to amortization	3,595	3,519

Intangible assets subject to amortization:
Patents, trademarks and other finite-lived intangibles	19	19
Less accumulated amortization	(7)	(6)

Total intangible assets subject to amortization	12	13

Total Other Intangible Assets	3,607	3,532

Total Goodwill and Other Intangible Assets	$10,259	$10,216

    Brand intangibles increased by $79 million, as a result of foreign currency translation.

    The changes in the carrying amount of goodwill for fiscal 2004, 2005 and 2006 are as follows:

In Millions	U.S. Retail	International	Bakeries and Foodservice	Total

Balance at May 25, 2003	$5,024	$421	$1,205	$6,650
Goodwill acquired	–	14	–	14
Other activity, including translation	–	20	–	20

Balance at May 30, 2004	5,024	455	1,205	6,684
Goodwill acquired	–	1	–	1
Other activity, including translation	(22)	25	(4)	(1)

Balance at May 29, 2005	5,002	481	1,201	6,684
Goodwill acquired	–	15	–	15
Deferred tax adjustment related to Pillsbury acquisition	(42)	–	–	(42)
Other activity, including translation	–	(5)	–	(5)

Balance at May 28, 2006	$4,960	$491	$1,201	$6,652

    Future purchase price adjustments to goodwill may occur upon the resolution of certain income tax accounting matters. See Note Fourteen.

6.   Financial Instruments and Risk Management Activities

Financial Instruments     The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 28, 2006, a comparison of cost and market values of our marketable debt and equity securities is as follows:

In Millions	Cost	Market Value	Gross Gains	Gross Losses

Held to maturity:
Equity securities	$2	$2	$–	$–

Total	$2	$2	$–	$–

Available for sale:
Debt securities	$20	$20	$–	$–
Equity securities	4	8	4	–

Total	$24	$28	$4	$–

    Earnings include realized gains from sales of available-for-sale marketable securities of less than $1 million in fiscal 2006, $2 million in fiscal 2005 and $20 million in fiscal 2004. Gains and losses are determined by specific identification. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in Accumulated Other Comprehensive Income within Stockholders’ Equity. At May 28, 2006, we owned twenty marketable securities with a fair market value less than cost. The fair market value of these securities was $0.3 million below their cost.

    Scheduled maturities of our marketable securities are as follows:

	Held to Maturity		Available for Sale

In Millions	Cost	Market Value	Cost	Market Value

Under one year (current)	$–	$–	$5	$5
From 1 to 3 years	–	–	5	5
From 4 to 7 years	–	–	2	2
Over 7 years	–	–	8	8
Equity securities	2	2	4	8

Total	$2	$2	$24	$28

    Cash, cash equivalents and marketable securities totaling $48 million as of May 28, 2006, and $63 million as of May 29, 2005, were pledged as collateral. These assets are primarily pledged as collateral for certain derivative contracts.

    The fair values and carrying amounts of long-term debt, including the current portion, were $4,566 million and $4,546 million at May 28, 2006, and $6,074 million and $5,893 million at May 29, 2005. The fair value of long-term debt was estimated using discounted cash flows based on our current incremental borrowing rates for similar types of instruments.

Risk Management Activities    As a part of our ongoing business operations, we are exposed to market risks such as changes in interest rates, foreign currency exchange rates and commodity prices. To manage these risks, we may enter into various derivative transactions (e.g., futures, options and swaps) pursuant to our established policies.

  Interest Rate Risk    We are exposed to interest rate volatility with regard to existing variable-rate debt and planned future issuances of fixed-rate debt. We use a combination of interest rate swaps and forward-starting swaps to reduce interest rate volatility and to achieve a desired proportion of variable versus fixed-rate debt, based on current and projected market conditions.

    Variable Interest Rate Exposures – Except as discussed below, variable-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Amounts deferred to Accumulated Other Comprehensive Income are reclassified into earnings over the life of the associated debt. The amount of hedge ineffectiveness was less than $1 million in fiscal 2006, 2005 and 2004.

    Fixed Interest Rate Exposures – Fixed-to-variable interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities. Effective gains and losses on these derivatives and the underlying hedged items are recorded as interest expense. The amount of hedge ineffectiveness was less than $1 million in fiscal 2006, 2005 and 2004.

    In anticipation of the Pillsbury acquisition and other financing needs, we entered into pay-fixed interest rate swap contracts during fiscal 2001 and fiscal 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. During fiscal 2004, $750 million of these swaps matured. In fiscal 2005, $2 billion of these swaps matured. At May 28, 2006, we still owned $3.15 billion of Pillsbury-related pay-fixed swaps that were previously neutralized with offsetting pay-floating swaps in fiscal 2002. At May 28, 2006, $500 million of our pay-floating interest rate swaps were designated as a fair value hedge of our 2.625 percent notes due October 2006.

    In May 2006, we entered into a $100 million pay-fixed, forward-starting interest rate swap with a fixed rate of 5.7 percent in anticipation of fixed-rate debt refinancing probable of occurring in fiscal 2007. Subsequent to May 28, 2006, we entered into an additional $600 million of pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent.

    The following table summarizes the notional amounts and weighted average interest rates of our interest rate swaps. As discussed above, we have neutralized all of our pay-fixed swaps with pay-floating swaps; however, we cannot present them on a net basis in the following table because the offsetting occurred with different counterparties. Average variable rates are based on rates as of the end of the reporting period.

In Millions	May 28, 2006	May 29, 2005

Pay-floating swaps – notional amount	$3,770	$3,795
Average receive rate	4.8%	4.8%
Average pay rate	5.1%	3.1%
Pay-fixed swaps – notional amount	$3,250	$3,150
Average receive rate	5.1%	3.1%
Average pay rate	6.8%	6.9%

    The swap contracts mature at various dates from 2007 to 2015, as follows:

In Millions Fiscal Year Maturity Date	Pay Floating	Pay Fixed

2007	$1,923	$1,400
2008	22	–
2009	20	–
2010	20	–
2011	18	–
Beyond 2011	1,767	1,850

Total	$3,770	$3,250

  Foreign Exchange Transaction Risk    We are exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany product shipments and intercompany loans. Our primary U.S. dollar exchange rate exposures are with the Canadian dollar, the euro, the Australian dollar, the Mexican peso and the British pound. Forward contracts of generally less than 12 months duration are used to hedge some of these risks. Hedge effectiveness is assessed based on changes in forward rates. The amount of hedge ineffectiveness was $1 million or less in fiscal 2006, 2005 and 2004.

  Commodity Price Risk    We are exposed to price fluctuations primarily as a result of anticipated purchases of ingredient and packaging materials. The principal raw materials that we use are cereal grains, sugar, dairy products, vegetables, fruits, meats, vegetable oils, and other agricultural products as well as paper and plastic packaging materials, operating supplies and energy. We use a combination of long cash positions with suppliers, exchange-traded futures and option contracts and over-the-counter hedging mechanisms to reduce price fluctuations in a desired percentage of forecasted purchases over a period of less than two years. Except as discussed below, commodity derivatives are accounted for as cash flow hedges, with effectiveness assessed based on changes in futures prices. The amount of hedge ineffectiveness was a gain of $3 million in fiscal 2006, and were losses of $1 million or less in fiscal 2005 and 2004.

  Other Risk Management Activities    We enter into certain derivative contracts in accordance with our risk management strategy that do not meet the criteria for hedge accounting, including those in our grain merchandising operation, certain foreign currency derivatives and offsetting interest rate swaps as discussed above. Even though they may not qualify as hedges, these derivatives have the economic impact of largely mitigating the associated risks. These derivatives were not acquired for trading purposes and are recorded at fair value with changes in fair value recognized in earnings each period.

    Our grain merchandising operation provides us efficient access to and more informed knowledge of various commodities markets. This operation uses futures and options to hedge its net inventory position to minimize market exposure. As of May 28, 2006, our grain merchandising operation had futures and options contracts that essentially hedged its net inventory position. None of the contracts extended beyond May 2007. All futures contracts and options are exchange-based instruments with ready liquidity and determinable market values. Neither the results of operations nor the year-end positions of our grain merchandising operation were material.

    Unrealized losses from cash flow hedges recorded in Accumulated Other Comprehensive Income as of May 28, 2006, totaled $92 million, primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements (primarily related to the Pillsbury acquisition), which are being reclassified into interest expense over the lives of the hedged forecasted transactions. The majority of the remaining gains and losses from cash flow hedges recorded in Accumulated Other Comprehensive Income as of May 28, 2006, were related to foreign currency contracts. The net amount of the gains and losses in Accumulated Other Comprehensive Income as of May 28, 2006, that is expected to be reclassified into earnings within the next twelve months is $39 million in expense. See Note Seven for the impact of these reclassifications on interest expense.

  Concentrations of Credit Risk    We enter into interest rate, foreign exchange, and certain commodity and equity derivatives primarily with a diversified group of highly rated counterparties. We continually monitor our positions and the credit ratings of the counterparties involved and, by policy, limit the amount of credit exposure to any one party. These transactions may expose us to potential losses due to the credit risk of nonperformance by these counterparties; however, we have not incurred a material loss nor are losses anticipated. We also enter into commodity futures transactions through various regulated exchanges.

    Our top five customers in the U.S. Retail segment account for 47 percent of the segment’s net sales. Payment terms vary depending on product categories and markets. We establish and monitor credit limits to manage our credit risk. We have not incurred a material loss nor are any such losses anticipated.

7.   Debt

Notes Payable    The components of notes payable and their respective weighted average interest rates at the end of the periods were as follows:

	May 28, 2006		May 29, 2005

Dollars In Millions	Notes Payable	Weighted Average Interest Rate	Notes Payable	Weighted Average Interest Rate

U.S. commercial paper	$713	5.1%	$125	3.1%
Euro commercial paper	462	5.1	–	–
Financial institutions	328	5.7	174	7.2

Total Notes Payable	$1,503	5.2%	$299	5.5%

    To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. As of May 28, 2006, we had $2.95 billion in committed lines and $335 million in uncommitted lines. Our committed lines consist of a $750 million five-year credit facility expiring in January 2009, a $1.1 billion 364-day credit facility expiring in October 2006 and a new $1.1 billion five-year credit facility expiring in October 2010.

Long-term Debt    On October 28, 2005, we repurchased a significant portion of our zero coupon convertible debentures pursuant to the put rights of the holders for an aggregate purchase price of $1.33 billion, including $77 million of accreted original issue discount classified within financing cash flows in the Consolidated Statement of Cash Flows. These debentures had an aggregate principal amount at maturity of $1.86 billion. We incurred no gain or loss from this repurchase. As of May 28, 2006, there were $371 million in aggregate principal amount at maturity of the debentures outstanding, or $268 million of accreted value. We used proceeds from the issuance of commercial paper to fund our repurchase of the debentures. We have also reclassified the remaining zero coupon convertible debentures to long-term debt based on the put rights of the holders.

    Our credit facilities, certain of our long-term debt agreements and our minority interests contain restrictive debt covenants. At May 28, 2006, we were in compliance with all of these covenants.

    On March 23, 2005, we commenced a cash tender offer for our outstanding 6 percent notes due in 2012. The tender offer resulted in the purchase of $500 million principal amount of the notes. Subsequent to the expiration of the tender offer, we purchased an additional $260 million principal amount of the notes in the open market. The aggregate purchases resulted in debt repurchase costs of $137 million, consisting of $73 million of noncash interest rate swap losses reclassified from Accumulated Other Comprehensive Income, $59 million of purchase premium and $5 million of noncash unamortized cost of issuance expense.

    As of May 28, 2006, the $86 million recorded in Accumulated Other Comprehensive Income associated with our previously designated interest rate swaps will be reclassified to interest expense over the remaining lives of the hedged forecasted transaction. The amount expected to be reclassified from Accumulated Other Comprehensive Income to interest expense in fiscal 2007 is $33 million. The amount reclassified from Accumulated Other Comprehensive Income in fiscal 2006 was $33 million.

    A summary of our long-term debt is as follows:

In Millions	May 28, 2006	May 29, 2005

5 1/8% notes due February 15, 2007	$1,500	$1,500
6% notes due February 15, 2012	1,240	1,240
2.625% notes due October 24, 2006	500	500
Medium-term notes, 4.8% to 9.1%, due 2006 to 2078(a)	362	413
3 7/8% notes due November 30, 2007	350	350
Zero coupon convertible debentures yield 2.0%, $371 due October 28, 2022	268	1,579
3.901% notes due November 30, 2007	135	135
Zero coupon notes, yield 11.1%, $261 due August 15, 2013	121	108
Other, primarily due July 11, 2008	66	62
8.2% ESOP loan guaranty, due through June 30, 2007	4	6

	4,546	5,893
Less amounts due within one year	(2,131)	(1,638)

Total Long-term Debt	$2,415	$4,255

(a)	Medium-term notes of $131 million may mature in fiscal 2007 based on the put rights of these note holders.

    See Note Six for a description of related interest-rate derivative instruments.

    We have guaranteed the debt of our Employee Stock Ownership Plan; therefore, the loan is reflected on our consolidated balance sheets as long-term debt with a related offset in Unearned Compensation in Stockholders’ Equity.

    Principal payments due on long-term debt in the next five years based on stated contractual maturities or put rights of certain note holders are (in millions) $2,131 in fiscal 2007, $854 in fiscal 2008, $117 in fiscal 2009, $55 in fiscal 2010 and $0 in fiscal 2011.

8.   Minority Interests

In April 2002, we and certain of our wholly owned subsidiaries contributed assets with an aggregate fair market value of approximately $4 billion to another wholly owned subsidiary, General Mills Cereals, LLC (GMC), a limited liability company. GMC is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities, businesses and operations. The contributed assets consist primarily of manufacturing assets and intellectual property associated with the production and retail sale of Big G ready-to-eat cereals, Progresso soups and Old El Paso products. In exchange for the contribution of these assets, GMC issued the managing membership interest and preferred membership interests to our wholly owned subsidiaries. The managing member directs the business activities and operations of GMC and has fiduciary responsibilities to GMC and its members. Other than rights to vote on certain matters, holders of the preferred membership interests have no right to direct the management of GMC.

    In May 2002, one of our wholly owned subsidiaries sold 150,000 Class A preferred membership interests in GMC to an unrelated third-party investor in exchange for $150 million. On October 8, 2004, another of our wholly owned subsidiaries sold 835,000 Series B-1 preferred membership interests in GMC in exchange for $835 million. In connection with the sale of the Series B-1 interests, GMC and its existing members entered into a Third Amended and Restated Limited Liability Company Agreement of GMC (the LLC Agreement), setting forth, among other things, the terms of the Series B-1 and Class A interests held by the third-party investors and the rights of those investors. Currently, all interests in GMC, other than the 150,000 Class A interests and 835,000 Series B-1 interests, but including all managing member interests, are held by our wholly owned subsidiaries.

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

    The Series B-1 interests are entitled to receive quarterly preferred distributions at a fixed rate of 4.5 percent per year, which is scheduled to be reset to a new fixed rate through a remarketing in October 2007. Beginning in October 2007, the managing member of GMC may elect to repurchase the Series B-1 interests for an amount equal to the holder’s then current capital account balance plus any applicable make-whole amount. GMC is not required to purchase the Series B-1 interests nor may these investors put these interests to us.

    Upon the occurrence of certain exchange events (as described below), the Series B-1 interests will be exchanged for shares of our perpetual preferred stock. An exchange will occur upon our senior unsecured debt rating falling below either Ba3 as rated by Moody’s Investors Service, Inc. or BB- as rated by Standard & Poor’s or Fitch, Inc., our bankruptcy or liquidation, a default on any of our senior indebtedness resulting in an acceleration of indebtedness having an outstanding principal balance in excess of $50 million, failing to pay a dividend on our common stock in any fiscal quarter, or certain liquidating events as set forth in the LLC Agreement.

    If GMC fails to make a required distribution to the holders of Series B-1 interests when due, we will be restricted from paying any dividend (other than dividends in the form of shares of common stock) or other distributions on shares of our common or preferred stock, and may not repurchase or redeem shares of our common or preferred stock, until all such accrued and undistributed distributions are paid to the holders of the Series B-1 interests. If the required distributions on the Series B-1 interests remain undistributed for six quarterly distribution periods, the managing member will form a nine-member board of directors to manage GMC. Under these circumstances, the holder of the Series B-1 interests will have the right to appoint one director. Upon the payment of the required distributions, the GMC board of directors will be dissolved. At May 28, 2006, we have made all required distributions to the Series B-1 interests. Upon the occurrence of certain events the Series B-1 interests will be included in our computation of diluted earnings per share as a participating security.

    For financial reporting purposes, the assets, liabilities, results of operations and cash flows of GMC are included in our consolidated financial statements. The third-party investors’ Class A and Series B-1 interests in GMC are reflected as minority interests on our Consolidated Balance Sheets, and the return to the third party investors is reflected as interest expense, net, in the Consolidated Statements of Earnings.

    In fiscal 2003, General Mills Capital, Inc. (GM Capital), a subsidiary, sold $150 million of its Series A preferred stock to an unrelated third-party investor. GM Capital regularly purchases our receivables. These receivables are included in the Consolidated Balance Sheets and the $150 million purchase price for the Series A preferred stock is reflected as minority interest on the Consolidated Balance Sheets. The proceeds from the issuance of the preferred stock were used to reduce short-term debt. The return to the third-party investor is reflected as interest expense, net, in the Consolidated Statements of Earnings.

    At May 28, 2006, our cash and cash equivalents included $11 million in GMC and $21 million in GM Capital that are restricted from use for our general corporate purposes pursuant to the terms of our agreements with third-party minority interest investors.

9.   Stockholders’ Equity

Cumulative preference stock of 5 million shares, without par value, is authorized but unissued.

    We had a stockholder rights plan that expired on February 1, 2006.

    The Board of Directors has authorized the repurchase, from time to time, of common stock for our treasury, provided that the number of treasury shares shall not exceed 170 million.

    In October 2004, we purchased 17 million shares of our common stock from Diageo plc (Diageo) for $750 million, or $45.20 per share. This share repurchase was made in conjunction with Diageo’s sale of 33 million additional shares of our common stock in an underwritten public offering.

    Concurrently in October 2004, Lehman Brothers Holdings Inc. issued $750 million of notes, which are mandatorily exchangeable for shares of our common stock. In connection with the issuance of those notes, an affiliate of Lehman Brothers entered into a forward purchase contract with us, under which we are obligated to deliver to such affiliate between 14 million and 17 million shares of our common stock, subject to adjustment under certain circumstances. These shares will generally be deliverable by us in October 2007, in exchange for $750 million in cash or, in certain circumstances, securities of an affiliate of Lehman Brothers. We recorded a $43 million fee for this forward purchase contract as an adjustment to Stockholders’ Equity.

    The following table provides details of Other Comprehensive Income:

In Millions	Pretax Change	Tax (Expense) Benefit	Other Compre- hensive Income

Fiscal 2004
Foreign currency translation	$75	$–	$75
Minimum pension liability	51	(19)	32
Other fair value changes:
Securities	5	(2)	3
Hedge derivatives	24	(9)	15
Reclassifications to earnings:
Securities	(20)	7	(13)
Hedge derivatives	136	(50)	86

Other Comprehensive Income	$271	$(73)	$198

Fiscal 2005
Foreign currency translation	$75	$–	$75
Minimum pension liability	(35)	13	(22)
Other fair value changes:
Securities	2	(1)	1
Hedge derivatives	(30)	11	(19)
Reclassifications to earnings:
Securities	(2)	1	(1)
Hedge derivatives	187	(69)	118

Other Comprehensive Income	$197	$(45)	$152

Fiscal 2006
Foreign currency translation	$73	$–	$73
Minimum pension liability	38	(14)	24
Other fair value changes:
Securities	2	(1)	1
Hedge derivatives	(13)	5	(8)
Reclassifications to earnings:
Hedge derivatives	44	(17)	27

Other Comprehensive Income	$144	$(27)	$117

    Except for reclassifications to earnings, changes in Other Comprehensive Income are primarily noncash items.

    Accumulated Other Comprehensive Income balances, net of tax effects, were as follows:

In Millions	May 28, 2006	May 29, 2005

Foreign currency translation adjustments	$208	$135
Unrealized gain (loss) from:
Securities	2	1
Hedge derivatives	(57)	(76)
Minimum pension liability	(28)	(52)

Accumulated Other Comprehensive Income	$125	$8

10.   Stock Plans

We use broad-based stock plans to help ensure management’s alignment with our stockholders’ interests. As of May 28, 2006, a total of 15,021,864 shares were available for grant in the form of stock options, restricted shares, restricted stock units and shares of common stock under the 2005 Stock Compensation Plan (2005 Plan) through December 31, 2007, and the 2001 Compensation Plan for Nonemployee Directors (2001 Director Plan) through September 30, 2006. Restricted shares and restricted stock units may also be granted under the Executive Incentive Plan (EIP) through September 25, 2010. Stock-based awards now outstanding include some granted under the 1990, 1993, 1995, 1996, 1998 (senior management), 1998 (employee) and 2003 stock plans, under which no further awards may be granted. The stock plans provide for full vesting of options, restricted shares and restricted stock units upon completion of specified service periods or in the event of a change of control. On May 28, 2006, a total of 3,606,659 restricted shares and restricted stock units were outstanding under all plans.

Stock Options    Options may be priced at 100 percent or more of the fair market value on the date of grant, and generally vest four years after the date of grant. Options generally expire within 10 years and one month after the date of grant. The 2001 Director Plan allows each nonemployee director to receive upon election and re-election to the Board of Directors options to purchase 10,000 shares of common stock that generally vest one year, and expire within 10 years, after the date of grant.

    Information on stock option activity follows:

	Options Exercisable (Thousands)	Weighted Average Exercise Price per Share	Options Outstanding (Thousands)	Weighted Average Exercise Price per Share

Balance at May 25, 2003	37,743	$31.61	74,360	$37.07
Granted			5,180	46.12
Exercised			(9,316)	27.27
Expired			(1,111)	43.06

Balance at May 30, 2004	37,191	$33.73	69,113	$38.97
Granted			4,544	46.94
Exercised			(8,334)	29.27
Expired			(1,064)	45.78

Balance at May 29, 2005	36,506	$36.08	64,259	$40.68
Granted(a)			136	46.56
Exercised			(5,572)	32.99
Expired			(620)	45.67

Balance at May 28, 2006	42,071	$39.93	58,203	$41.45

(a)	In fiscal 2005 we changed the timing of our annual stock option grant from December to June. As a result, we did not make an annual stock option grant during fiscal 2006. On June 26, 2006, we granted (in thousands) 5,175 stock options at an exercise price of $51.26 per share.
Range of Exercise Price per Share	Options Exercisable (Thousands)	Weighted Average Exercise Price per Share	Options Outstanding (Thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (In Years)

Under $30	233	$26.85	233	$26.85	0.16
$30 — $35	13,915	33.45	13,915	33.45	2.77
$35 — $40	6,625	37.42	6,625	37.42	2.26
$40 — $45	10,730	41.33	17,520	42.31	5.19
Over $45	10,569	48.91	19,910	47.79	6.85

	42,071	$39.93	58,203	$41.45	4.83

Restricted Stock Awards    Stock and units settled in stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2005 Plan. Restricted shares and restricted stock units, up to 50 percent of the value of an individual’s cash incentive award, may also be granted through the EIP. Certain restricted share and restricted stock unit awards require the employee to deposit personally owned shares (on a one-for-one basis) with us during the restricted period. Restricted shares and restricted stock units generally vest and become unrestricted four years after the date of grant. Participants are entitled to cash dividends on such awarded shares and units, but the sale or transfer of these shares and units is restricted during the vesting period. Participants holding restricted shares, but not restricted stock units, are also entitled to vote on matters submitted to holders of common stock for a vote. The 2001 Director Plan allows each nonemployee director to receive upon election and re-election to the Board 1,000 restricted stock units that generally vest one year after the date of grant.

    Information on restricted stock activity follows:

Fiscal Year	2006	2005	2004

Number of shares awarded(a)	629,919	1,497,480	1,738,581
Weighted average price per share	$49.75	$46.73	$46.35

(a)	In fiscal 2005 we changed the timing of our annual restricted stock unit grant from December to June. As a result, we did not make an annual restricted stock unit grant during fiscal 2006. On June 26, 2006, we granted 1,614,338 restricted stock units at a price per share of $51.26.

    Stock-based compensation expense related to restricted stock awards was $45 million for fiscal 2006, $38 million for fiscal 2005 and $27 million for fiscal 2004.

11.   Earnings Per Share

Basic and diluted earnings per share were calculated using the following:

In Millions, Except per Share Data, Fiscal Year	2006	2005	2004

Net earnings – as reported	$1,090	$1,240	$1,055
Interest on contingently convertible debentures, after tax(a)	9	20	20

Net Earnings for Diluted Earnings per Share Calculation	$1,099	$1,260	$1,075

Average number of common shares – basic earnings per share	358	371	375
Incremental share effect from:
Stock options(b)	6	8	8
Restricted stock, restricted stock units and other(b)	2	1	1
Contingently convertible debentures(a)	13	29	29

Average Number of Common Shares – Diluted Earnings per Share	379	409	413

Earnings per Share – Basic	$3.05	$3.34	$2.82
Earnings per Share – Diluted	$2.90	$3.08	$2.60

(a)	Shares from contingently convertible debentures are reflected using the if-converted method. On December 12, 2005, we completed a consent solicitation and entered into a supplemental indenture related to our zero coupon convertible debentures. We also made an irrevocable election: (i) to satisfy all future obligations to repurchase debentures solely in cash and (ii) to satisfy all future conversions of debentures (a) solely in cash up to an amount equal to the accreted value of the debentures and (b) at our discretion, in cash, stock or a combination of cash and stock to the extent the conversion value of the debentures exceeds the accreted value. As a result of these actions, no shares of common stock underlying the debentures were considered outstanding after December 12, 2005, for purposes of calculating our diluted earnings per share.
(b)	Incremental shares from stock options, restricted stock and restricted stock units are computed by the treasury stock method.

    The diluted EPS calculation does not include stock options for 8 million shares in fiscal 2006, 9 million shares in fiscal 2005 and 12 million shares in fiscal 2004 that were considered anti-dilutive because their exercise price was greater than the average market price of our stock during the period.

12.   Interest, Net

The components of interest, including distributions to minority interest holders, net are as follows:

In Millions, Fiscal Year	2006	2005	2004

Interest expense	$367	$449	$529
Distributions paid on preferred stock and interests in subsidiaries	60	39	8
Capitalized interest	(1)	(3)	(8)
Interest income	(27)	(30)	(21)

Interest, Net	$399	$455	$508

    We made cash interest payments of $378 million in fiscal 2006, $450 million in fiscal 2005 and $497 million in fiscal 2004.

13.   Retirement Benefits

Pension Plans    We have defined-benefit retirement plans covering most U.S., Canadian and United Kingdom employees. Benefits for salaried employees are based on length of service and final average compensation. The hourly plans include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would vest in plan participants if the plan is terminated within five years of a change in control.

Other Postretirement Benefit Plans    We sponsor plans that provide health-care benefits to the majority of our U.S. and Canadian retirees. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We fund related trusts for certain employees and retirees on an annual basis and made $95 million of voluntary contributions to these plans in fiscal 2006. Assumed health care cost trend rates are as follows:

Fiscal Year	2006	2005

Health care cost trend rate for next year (a)	10.0% and 11.0%	9.0%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.2%	5.2%
Year that the rate reaches the ultimate trend rate	2013/2014	2010

(a)	In fiscal 2006, we raised our health care cost trend rate for plan participants greater than 65 years of age to 10 percent and for those less than 65 years of age to 11 percent. The year the ultimate trend rate is reached is 2013 for plan participants greater than 65 years of age and 2014 for plan participants less than 65 years of age.

    We use our fiscal year-end as a measurement date for all our pension and postretirement benefit plans.

    Summarized financial information about pension and other postretirement benefit plans is presented below. For fiscal 2006, the impact of plan amendments on the projected benefit obligation is primarily related to incremental benefits under agreements with the unions representing the hourly workers at certain of our U.S. cereal, dough and foodservice plants covering the four-year period ending April 25, 2010.

	Pension Plans		Other Postretirement Benefit Plans

In Millions, Fiscal Year End	2006	2005	2006	2005

Change in Plan Assets:
Fair value at beginning of year	$3,237	$2,850	$242	$219
Actual return on assets	502	486	38	39
Employer contributions	8	46	95	20
Plan participant contributions	1	1	9	8
Benefit payments	(154)	(146)	(55)	(44)

Fair Value at End of Year	$3,594	$3,237	$329	$242

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$3,082	$2,578	$971	$826
Service cost	76	62	18	15
Interest cost	167	167	50	53
Plan amendment	31	1	(4)	–
Curtailment/Other	–	2	1	2
Plan participant contributions	1	1	9	8
Actuarial loss (gain)	(315)	417	(43)	116
Benefits payments from plans	(154)	(146)	(52)	(49)

Projected Benefit Obligation at End of Year	$2,888	$3,082	$950	$971

Funded Status:
Plan assets in excess of (less than) benefit obligation	$706	$155	$(621)	$(729)
Unrecognized net actuarial loss	464	993	317	393
Unrecognized prior service costs (credits)	69	43	(14)	(11)

Net Amount Recognized	$1,239	$1,191	$(318)	$(347)

Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$1,320	$1,239	$–	$–
Accrued benefit cost	(131)	(134)	(318)	(347)
Intangible asset	–	3	–	–
Other comprehensive loss - minimum pension liability	50	83	–	–

Net Amount Recognized	$1,239	$1,191	$(318)	$(347)

    The accumulated benefit obligation for all defined-benefit plans was $2,689 million at May 28, 2006, and $2,868 million at May 29, 2005.

    Plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans		Other Postretirement Benefit Plans

In Millions, Fiscal Year End	2006	2005	2006	2005

Projected benefit obligation	$173	$293	N/A	N/A
Accumulated benefit obligation	147	279	$950	$971
Plan assets at fair value	15	144	329	242

    Components of net periodic benefit (income) costs are as follows:

	Pension Plans			Other Postretirement Benefit Plans

In Millions, Fiscal Year	2006	2005	2004	2006	2005	2004

Service cost	$76	$62	$70	$18	$15	$16
Interest cost	167	167	160	50	53	47
Expected return on plan assets	(323)	(301)	(300)	(24)	(22)	(22)
Amortization of losses	37	10	18	19	14	13
Amortization of prior service costs (credits)	5	6	5	(2)	(2)	(2)
Settlement or curtailment losses	–	2	–	2	2	–

Net periodic benefit (income) costs	$(38)	$(54)	$(47)	$63	$60	$52

Assumptions    Weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Plans		Other Postretirement Benefit Plans

Fiscal Year End	2006	2005	2006	2005

Discount rate	6.55%	5.55%	6.50%	5.50%
Rate of salary increases	4.4	4.4	–	–

    Weighted-average assumptions used to determine net periodic benefit (income) costs are as follows:

	Pension Plans			Other Postretirement Benefit Plans

Fiscal Year	2006	2005	2004	2006	2005	2004

Discount rate	5.55%	6.65%	6.00%	5.50%	6.65%	6.00%
Rate of salary increases	4.4	4.4	4.4	–	–	–
Expected long-term rate of return on plan assets	9.6	9.6	9.6	9.6	9.6	9.6

    Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services and investment managers), and long-term inflation assumptions.

    Weighted-average asset allocations for the past two fiscal years for our pension and other postretirement benefit plans are as follows:

	Pension Plans		Other Postretirement Benefit Plans

Fiscal Year	2006	2005	2006	2005

Asset Category:
U.S. equities	34%	37%	24%	40%
International equities	20	18	16	17
Private equities	10	7	7	5
Fixed income	22	26	43	28
Real assets	14	12	10	10

Total	100%	100%	100%	100%

    The investment objective for the U.S. pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. The goal is to optimize the long-term return on plan assets at a moderate level of risk. The pension and postretirement portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the pension and other postretirement plans, the long-term investment policy allocations are: 30 percent to U.S. equities, 20 percent to international equities, 10 percent to private equities, 30 percent to fixed income and 10 percent to real assets (real estate, energy and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

Contributions and Future Benefit Payments    We expect to contribute $15 million to our pension plans and other postretirement benefit plans in fiscal 2007. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

In Millions, Fiscal Year	Pension Plans	Other Postretirement Benefit Plans Gross	Medicare Subsidy Receipts

2007	$157	$54	$6
2008	161	56	7
2009	165	59	7
2010	171	62	8
2011	177	66	8
2012 – 2016	1,011	367	49

    Certain international operations have defined-benefit pension plans that are not presented in the tables above. These international operations had prepaid pension assets of less than $1 million at the end of fiscal 2006 and 2005, and they had accrued pension plan liabilities of $4 million at the end of fiscal 2006 and $7 million at the end of fiscal 2005. Pension expense associated with these plans was $3 million for fiscal 2006, $6 million for fiscal 2005 and $3 million for fiscal 2004.

Defined Contribution Plans    The General Mills Savings Plan is a defined contribution plan that covers salaried and nonunion employees. It had net assets of $2,031 million as of May 28, 2006, and $1,797 million as of May 29, 2005. This plan is a 401(k) savings plan that includes a number of investment funds and an Employee Stock Ownership Plan (ESOP). Our total expense related to defined-contribution plans recognized was $46 million in fiscal 2006, $17 million in fiscal 2005 and $20 million in fiscal 2004.

    The ESOP’s only assets are our common stock and temporary cash balances. The ESOP’s share of the total defined contribution expense was $38 million in fiscal 2006, $11 million in fiscal 2005 and $15 million in fiscal 2004. The ESOP’s expense is calculated by the “shares allocated” method.

    The ESOP uses our common stock to convey benefits to employees and, through increased stock ownership, to further align employee interests with those of stockholders. We match a percentage of employee contributions to the General Mills Savings Plan with a base match plus a variable year-end match that depends on annual results. Employees receive our match in the form of common stock.

    The ESOP originally purchased our common stock principally with funds borrowed from third parties and guaranteed by us. The ESOP shares are included in net shares outstanding for the purposes of calculating earnings per share. The ESOP’s third-party debt is described in Note Seven.

    We treat cash dividends paid to the ESOP the same as other dividends. Dividends received on leveraged shares (i.e., all shares originally purchased with the debt proceeds) are used for debt service, while dividends received on unleveraged shares are passed through to participants.

    Our cash contribution to the ESOP is calculated so as to pay off enough debt to release sufficient shares to make our match. The ESOP uses our cash contributions to the plan, plus the dividends received on the ESOP’s leveraged shares, to make principal and interest payments on the ESOP’s debt. As loan payments are made, shares become unencumbered by debt and are committed to be allocated. The ESOP allocates shares to individual employee accounts on the basis of the match of employee payroll savings (contributions), plus reinvested dividends received on previously allocated shares. The ESOP incurred interest expense of less than $1 million in fiscal 2006, 2005 and 2004. The ESOP used dividends of $4 million in fiscal 2006, $4 million in fiscal 2005 and $5 million in fiscal 2004, along with our contributions of less than $1 million in fiscal 2006, 2005 and 2004 to make interest and principal payments.

    The number of shares of our common stock in the ESOP is summarized as follows:

Number of Shares, in Thousands, Fiscal Year Ended	May 28, 2006	May 29, 2005

Unreleased shares	150	280
Allocated to participants	5,187	5,334

Total Shares	5,337	5,614

Executive Incentive Plan    Our Executive Incentive Plan provides incentives to key employees who have the greatest potential to contribute to current earnings and successful future operations. All employees at the level of vice president and above participate in the plan. These awards are approved by the Compensation Committee of the Board of Directors, which consists solely of independent, outside directors. Awards are based on performance against pre-established goals approved by the Committee. Profit-sharing expense was $23 million, $17 million and $16 million in fiscal 2006, 2005 and 2004, respectively.

14.   Income Taxes

The components of Earnings before Income Taxes and After-tax Earnings from Joint Ventures and the corresponding income taxes thereon are as follows:

In Millions, Fiscal Year	2006	2005	2004

Earnings before Income Taxes and After-tax Earnings from Joint Ventures:
U.S.	$1,380	$1,723	$1,408
Foreign	187	92	101

Total Earnings before Income Taxes and After-tax Earnings from Joint Ventures	$1,567	$1,815	$1,509

Income taxes:
Currently payable:
Federal	$395	$557	$366
State and local	56	60	31
Foreign	64	38	22

Total Current	515	655	419

Deferred:
Federal	38	14	85
State and local	(4)	(3)	7
Foreign	(8)	(2)	17

Total Deferred	26	9	109

Total Income Taxes	$541	$664	$528

    We paid income taxes of $321 million in fiscal 2006, $227 million in fiscal 2005 and $225 million in fiscal 2004.

    The following table reconciles the U.S. statutory income tax rate with our effective income tax rate:

Fiscal Year	2006	2005	2004

U.S. statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.6	2.0	1.6
Divestitures, net	–	1.8	–
Other, net	(3.1)	(2.2)	(1.6)

Effective Income Tax Rate	34.5%	36.6%	35.0%

    The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 28, 2006	May 29, 2005

Accrued liabilities	$189	$180
Restructuring and other exit charges	8	7
Compensation and employee benefits	318	316
Unrealized hedge losses	45	72
Unrealized losses	850	855
Tax credit carry forwards	51	76
Other	19	14

Gross deferred tax assets	1,480	1,520
Valuation allowance	858	855

Net deferred tax assets	622	665

Brands	1,292	1,322
Depreciation	257	263
Prepaid pension asset	482	450
Intangible assets	75	58
Tax lease transactions	61	64
Zero coupon convertible debentures	18	73
Other	77	78

Gross deferred tax liabilities	2,262	2,308

Net Deferred Tax Liability	$1,640	$1,643

    Of the total valuation allowance of $858 million, $768 million relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition. In the future, when tax benefits related to these losses are finalized, the reduction in the valuation allowance will be allocated to reduce goodwill. Of the remaining valuation allowance, $66 million relates to state and foreign operating loss carry forwards. In the future, if tax benefits are realized related to the operating losses, the reduction in the valuation allowance will reduce tax expense. At May 28, 2006, we believe it is more likely than not that the remainder of our deferred tax asset is realizable.

    The carry forward period on the net tax benefited amounts of our foreign loss carry forwards are as follows: $20 million do not expire; $5 million will expire in 2007 and 2008; $21 million will expire between 2009 and 2014; and $16 million will expire in 2018.

    We have not recognized a deferred tax liability for unremitted earnings of $1.03 billion from our foreign operations because we do not expect those earnings to become taxable to us in the foreseeable future.

15.   Leases and Other Commitments

An analysis of rent expense by property leased follows:

In Millions, Fiscal Year	2006	2005	2004

Warehouse space	$44	$41	$42
Equipment	27	30	20
Other	35	37	34

Total Rent Expense	$106	$108	$96

    Some leases require payment of property taxes, insurance and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

    Noncancelable future lease commitments (in millions) are: $92 in fiscal 2007; $75 in fiscal 2008; $67 in fiscal 2009; $52 in fiscal 2010; $37 in fiscal 2011; and $85 after fiscal 2011, with a cumulative total of $408. These future lease commitments will be partially offset by estimated future sublease receipts of $55 million.

    We are contingently liable under guarantees and comfort letters for $171 million. The guarantees and comfort letters are principally issued to support borrowing arrangements, primarily for our joint ventures.

    We are involved in various claims, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, either individually or in aggregate, will not have a material adverse effect on our financial position or results of operations.

16.   Business Segment and Geographic Information

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories. We aggregate our operating segments into three reportable segments by type of customer and geographic region as follows: U.S. Retail, 69 percent of our fiscal 2006 consolidated net sales; International, 16 percent of our fiscal 2006 consolidated net sales; and Bakeries and Foodservice, 15 percent of our fiscal 2006 consolidated net sales.

    U.S. Retail reflects business with a wide variety of grocery stores, mass merchandisers, club stores, specialty stores and drug, dollar and discount chains operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt and organic foods. Our International segment is made up of retail businesses outside of the United States, including a retail business in Canada that largely mirrors our U.S. Retail product mix, and foodservice businesses outside of the United States and Canada. Our Bakeries and Foodservice segment consists of products marketed throughout the United States and Canada to retail and wholesale bakeries, commercial and noncommercial foodservice distributors and operators, restaurants, and convenience stores.

    During fiscal 2006, one customer, Wal-Mart Stores, Inc. (Wal-Mart), accounted for approximately 18 percent of our consolidated net sales and 24 percent of our sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. At May 28,

2006, Wal-Mart accounted for 17 percent of our trade receivables invoiced in the U.S. Retail segment. The top five customers in our U.S. Retail segment accounted for approximately 47 percent of its fiscal 2006 net sales, and the top five customers in our Bakeries and Foodservice segment accounted for approximately 36 percent of its fiscal 2006 net sales.

    Our management reviews operating results to evaluate segment performance. Operating profit for the reportable segments excludes unallocated corporate items (including a foreign currency transaction gain of $2 million in fiscal 2006 and foreign currency transaction losses of $6 million and $2 million in fiscal 2005 and 2004, respectively); net interest; restructuring and other exit costs; gain on divestitures; debt repurchase costs; income taxes; and after-tax earnings from joint ventures, as these items are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by management. Under our supply chain organization, our manufacturing, warehouse and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures for long-lived assets, and depreciation and amortization expenses are neither maintained nor available by operating segment. Transactions between reportable segments were not material in the periods presented.

In Millions, Fiscal Year	2006	2005	2004

Net Sales:
U.S. Retail	$8,024	$7,779	$7,763
International	1,837	1,725	1,550
Bakeries and Foodservice	1,779	1,740	1,757

Total	$11,640	$11,244	$11,070

Segment Operating Profit:
U.S. Retail	$1,779	$1,719	$1,809
International	201	171	119
Bakeries and Foodservice	139	134	132

Total	2,119	2,024	2,060
Unallocated corporate items	(123)	(32)	(17)
Interest, net	(399)	(455)	(508)
Restructuring and other exit costs	(30)	(84)	(26)
Divestitures – gain	–	499	–
Debt repurchase costs	–	(137)	–

Earnings before income taxes and after-tax earnings from joint ventures	1,567	1,815	1,509
Income taxes	(541)	(664)	(528)
After-tax earnings from joint ventures	64	89	74

Net Earnings	$1,090	$1,240	$1,055

    The following table provides net sales information for our reportable segments:

In Millions, Fiscal Year	2006	2005	2004

U.S. Retail:
Big G Cereals	$1,854	$1,874	$1,990
Meals	1,794	1,676	1,658
Pillsbury USA	1,538	1,546	1,518
Yoplait	1,096	962	893
Snacks	956	913	909
Baking Products	643	609	586
Other	143	199	209

Total U.S. Retail	8,024	7,779	7,763

International:
Europe	629	622	557
Canada	566	514	470
Asia/Pacific	403	370	324
Latin America/Other	239	219	199

Total International	1,837	1,725	1,550

Bakeries and Foodservice	1,779	1,740	1,757

Total	$11,640	$11,244	$11,070

    The following table provides financial information identified by geographic area:

In Millions, Fiscal Year	2006	2005	2004

Net sales:
U.S.	$9,739	$9,447	$9,441
Non-U.S.	1,901	1,797	1,629

Total	$11,640	$11,244	$11,070

In Millions	May 28, 2006	May 29, 2005

Long-lived assets:
U.S.	$2,584	$2,722
Non-U.S.	413	389

Total	$2,997	$3,111

17.   Supplemental Information

The components of certain balance sheet accounts are as follows:

In Millions	May 28, 2006	May 29, 2005

Receivables:
From customers	$931	$910
Other	163	143
Less allowance for doubtful accounts	(18)	(19)

Total	$1,076	$1,034

In Millions	May 28, 2006	May 29, 2005

Inventories:
At the lower of cost, determined on the FIFO or weighted average cost methods, or market:
Raw materials and packaging	$226	$214
Finished goods	813	795
Grain	78	73
Excess of FIFO or weighted-average cost over LIFO cost	(62)	(45)

Total	$1,055	$1,037

    Inventories of $739 million at May 28, 2006, and $758 million at May 29, 2005, were valued at LIFO.

In Millions	May 28, 2006	May 29, 2005

Land, Buildings and Equipment:
Land	$54	$54
Buildings	1,430	1,396
Equipment	3,859	3,722
Capitalized software	211	196
Construction in progress	252	302

Total land, buildings and equipment	5,806	5,670
Less accumulated depreciation	(2,809)	(2,559)

Total	$2,997	$3,111

Other Assets:
Prepaid pension	$1,320	$1,239
Marketable securities, at market	25	24
Investments in and advances to joint ventures	186	211
Miscellaneous	244	210

Total	$1,775	$1,684

Other Current Liabilities:
Accrued payroll	$308	$240
Accrued interest	152	134
Accrued taxes	743	588
Miscellaneous	150	149

Total	$1,353	$1,111

Other Noncurrent Liabilities:
Interest rate swaps	$196	$221
Accrued compensation and benefits	638	658
Miscellaneous	90	88

Total	$924	$967

    Certain statement of earnings amounts are as follows:

In Millions, Fiscal Year	2006	2005	2004

Depreciation, including depreciation of capitalized software	$424	$443	$399
Shipping costs associated with the distribution of finished product to our customers (recorded in selling, general and administrative expense)	474	388	352
Research and development	173	168	158
Advertising (including production and communication costs)	515	477	512

18.   Quarterly Data (Unaudited)

Summarized quarterly data for fiscal 2006 and 2005 follows:

In Millions, Except per Share and Market Price Amounts	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$2,662	$2,585	$3,273	$3,168	$2,860	$2,772	$2,845	$2,719
Gross margin	1,105	1,004	1,345	1,279	1,114	1,077	1,110	1,050
Net earnings	252	183	370	367	246	230	222	460	(a)
Net earnings per share:
Basic	.69	.48	1.04	.99	.69	.63	.62	1.25
Diluted	.64	.45	.97	.92	.68	.58	.61	1.14
Dividends per share	.33	.31	.33	.31	.34	.34	.34	.31
Market price of common stock:
High	51.45	48.15	49.38	47.63	50.49	53.89	52.16	52.86
Low	45.49	44.72	44.67	43.01	47.05	44.96	48.51	48.05

(a)	Net earnings in the fourth quarter of fiscal 2005 include a pretax $499 million gain from the dispositions of our 40.5 percent interest in SVE and the Lloyd’s barbecue business, and $137 million of pretax debt repurchase expenses. See Notes Two and Seven.

Gross margin is defined as net sales less cost of sales.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 28, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

    The annual report of our management on internal control over financial reporting is provided on page 28 in Item Eight of this report. The attestation report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided on pages 28 and 29 in Item Eight of this report.

    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 28, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

Part III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

    Information regarding our executive officers is set forth on pages 5 and 6 in Item One of this report.

    The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

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

The information contained in the sections entitled “Executive Compensation,” “Director Compensation and Benefits” and “Change of Control Arrangements” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the section entitled “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Part IV

ITEM 15   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:
The following financial statements are included in this report under Item Eight:
Consolidated Statements of Earnings for the Fiscal Years Ended May 28, 2006; May 29, 2005; and May 30, 2004.
Consolidated Balance Sheets at May 28, 2006, and May 29, 2005.
Consolidated Statements of Cash Flows for the Fiscal Years Ended May 28, 2006; May 29, 2005; and May 30, 2004.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended May 28, 2006; May 29, 2005; and May 30, 2004.
Notes to Consolidated Financial Statements.
Management’s Report on Internal Control Over Financial Reporting.
Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting.
Report of Management Responsibilities.
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Related Financial Statement Schedule.

2.	Financial Statement Schedule:
For the Fiscal Years Ended May 28, 2006; May 29, 2005; and May 30, 2004:
II — Valuation and Qualifying Accounts

3.	Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed July 20, 2000).
2.2	First Amendment to Agreement and Plan of Merger, dated as of April 12, 2001, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed April 13, 2001).
2.3	Second Amendment to Agreement and Plan of Merger, dated as of October 31, 2001, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed November 2, 2001).
3.1	Restated Certificate of Incorporation of the Registrant, as amended to date (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
3.2	By-Laws of the Registrant, as amended to date (incorporated herein by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
4.1	Indenture, dated as of July 1, 1982, between the Registrant and U.S. Bank Trust National Association (f.k.a. Continental Illinois National Bank and Trust Company), as amended by Supplemental Indentures Nos. 1 through 8 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
4.2	Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank Trust National Association (f.k.a. First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).

Exhibit No.	Description

4.3	Indenture, dated as of September 23, 1994, among Ralcorp Holdings, Inc., Beech-Nut Nutrition Corporation, Bremner, Inc., Keystone Resorts Management, Inc., Ralston Foods, Inc. and The First National Bank of Chicago, as amended by the First Supplemental Indenture, dated as of January 31, 1997, by and among Ralcorp Holdings, Inc., the Registrant and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
4.4	Indenture, dated as of October 28, 2002, between the Registrant and BNY Midwest Trust Company (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.5	Form of 5 1/8 percent Note due 2007 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed February 21, 2002).
4.6	Form of 6 percent Note due 2012 (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed February 21, 2002).
4.7	Form of Zero Coupon Convertible Senior Debenture due 2022 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.8	Third Amended and Restated Limited Liability Company Agreement of General Mills Cereals, LLC, dated as of October 8, 2004, by and among GM Cereals Operations, Inc., RBDB, INC., The Pillsbury Company, GM Class B, Inc. and GM Cereals Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
4.9	Dividend Restriction Agreement, dated as of October 8, 2004, between the Registrant and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
4.10	Amended and Restated Exchange Agreement, dated as of November 29, 2004, by and between the Registrant and Capital Trust (incorporated herein by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
4.11	First Supplemental Indenture, dated as of September 14, 2005, between the Registrant and BNY Midwest Trust Company (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed September 15, 2005).
4.12	Second Supplemental Indenture, dated as of December 12, 2005, between the Registrant and BNY Midwest Trust Company (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed December 13, 2005).
4.13	Notice of Irrevocable Election, dated December 12, 2005, to Holders of the Registrant’s Zero Coupon Convertible Senior Debentures Due 2022 (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed December 13, 2005).
10.1*	Annual Retainer for Directors (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 16, 2005).
10.2*	1998 Employee Stock Plan, as amended to date (incorporated herein by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
10.3*	Amended and Restated Executive Incentive Plan, as amended to date (incorporated herein by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10.4*	Form of Management Continuity Agreement (incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
10.5*	Supplemental Retirement Plan, as amended (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.6*	Executive Survivor Income Plan, as amended to date (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10.7*	Executive Health Plan, as amended to date (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 24, 2002).
10.8*	Supplemental Savings Plan, as amended (incorporated herein by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.9*	1996 Compensation Plan for Non-Employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.10*	1995 Salary Replacement Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

Exhibit No.	Description

10.11*	Deferred Compensation Plan, as amended to date (incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003).
10.12*	Supplemental Benefits Trust Agreement, amended and restated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10.13*	Supplemental Benefits Trust Agreement, dated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10.14	Agreements, dated November 29, 1989, by and between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.15	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
10.16	Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).
10.17	Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.18*	1990 Salary Replacement Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10.19*	Stock Option and Long-Term Incentive Plan of 1993, as amended to date (incorporated herein by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.20*	1998 Senior Management Stock Plan, as amended to date (incorporated herein by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003).
10.21*	2001 Compensation Plan for Non-Employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003).
10.22*	2003 Stock Compensation Plan (incorporated herein by reference to Exhibit 4 to Registrant’s Form S-8 Registration Statement filed September 23, 2003 (File no. 333-109050)).
10.23	Forward Purchase Contract, dated as of October 8, 2004, between the Registrant and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
10.24	Five-Year Credit Agreement, dated as of January 20, 2004, among the Registrant, the several financial institutions from time to time party to the Agreement, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC and Citibank N.A., as Documentation Agents (incorporated herein by reference to Exhibit 99.2 to Registrant’s Report on Form 8-K filed February 12, 2004).
10.25	364-Day Credit Agreement, dated as of October 21, 2005, among the Registrant, the several financial institutions from time to time party to the agreement and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed October 25, 2005).
10.26	Five-Year Credit Agreement, dated as of October 21, 2005, among the Registrant, the several financial institutions from time to time party to the agreement and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed October 25, 2005).
10.27*	2005 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed September 28, 2005).
10.28*	Amendment to General Mills, Inc. Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 2006).
10.29*	Amendment to General Mills, Inc. Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 2006).
12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit No.	Description

21	List of Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15 of Form 10-K.

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
Dated: July 27, 2006

By: /s/ Siri S. Marshall
Siri S. Marshall Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Danos Paul Danos	Director	July 20, 2006

/s/ William T. Esrey William T. Esrey	Director	July 24, 2006

/s/ Raymond V. Gilmartin Raymond V. Gilmartin	Director	July 21, 2006

/s/ Judith Richards Hope Judith Richards Hope	Director	July 21, 2006

/s/ Heidi G. Miller Heidi G. Miller	Director	July 21, 2006

/s/ Hilda Ochoa-Brillembourg Hilda Ochoa-Brillembourg	Director	July 20, 2006

/s/ Steve Odland Steve Odland	Director	July 24, 2006

/s/ Kendall J. Powell Kendall J. Powell	President, Chief Operating Officer and Director	July 21, 2006

/s/ Michael D. Rose Michael D. Rose	Director	July 24, 2006

/s/ Robert L. Ryan Robert L. Ryan	Director	July 24, 2006

/s/ Stephen W. Sanger Stephen W. Sanger	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	July 20, 2006

/s/ A. Michael Spence A. Michael Spence	Director	July 21, 2006

Signature	Title	Date

/s/ Dorothy A. Terrell Dorothy A. Terrell	Director	July 20, 2006

/s/ James A. Lawrence James A. Lawrence	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	July 20, 2006

/s/ Kenneth L. Thome Kenneth L. Thome	Senior Vice President, Financial Operations (Principal Accounting Officer)	July 24, 2006

GENERAL MILLS, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year Ended

In Millions	May 28, 2006	May 29, 2005	May 30, 2004

Allowance for doubtful accounts:
Balance at beginning of year	$19	$19	$28
Additions charged to expense	2	–	3
Bad debt write-offs	(3)	(2)	(13)
Other adjustments and reclassifications	–	2	1

Balance at end of year	$18	$19	$19

Valuation allowance for deferred tax assets:
Balance at beginning of year	$855	$809	$791
Additions charged to expense and deferred tax asset	15	31	34
Adjustments to acquisition amounts	(12)	15	(16)

Balance at end of year	$858	$855	$809

Reserve for restructuring and other exit charges:
Balance at beginning of year	$18	$23	$37
Additions charged to expense	30	84	26
Net amounts utilized for restructuring activities	(33)	(89)	(40)

Balance at end of year	$15	$18	$23

Reserve for LIFO valuation:
Balance at beginning of year	$45	$41	$27
Increment	17	4	14

Balance at end of year	$62	$45	$41

Exhibit Index

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.