Form 10-Q
period 2006-08-27
GENERAL MILLS INC
filed 2006-10-02
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 1-1185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0274440 (I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, MN (Mail: P.O. Box 1113) (Address of principal executive offices)	55426 (Mail: 55440) (Zip Code)

(763) 764-7600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 27, 2006, General Mills had 343,072,762 shares of its $.10 par value common stock outstanding (excluding 159,233,902 shares held in treasury).

Part I.   FINANCIAL INFORMATION

Item 1.	Financial Statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In Millions, Except per Share Data)

	Thirteen Weeks Ended

	Aug. 27, 2006	Aug. 28, 2005

Net Sales	$2,860	$2,679

Cost of sales	1,796	1,686
Selling, general and administrative expense	575	532

Operating Profit	489	461

Restructuring and other exit costs (income)	(2)	9
Interest expense, net	105	90

Earnings before Income Taxes and After-tax Earnings from Joint Ventures	386	362

Income Taxes	138	129

After-tax Earnings from Joint Ventures	19	19

Net Earnings	$267	$252

Earnings per Share – Basic	$.76	$.69

Earnings per Share – Diluted	$.74	$.64

Dividends per Share	$.35	$.33

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	Aug. 27, 2006	May 28, 2006

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$425	$647
Receivables	1,165	1,076
Inventories	1,427	1,055
Prepaid expenses and other current assets	207	216
Deferred income taxes	159	182

Total Current Assets	3,383	3,176

Land, Buildings and Equipment, at Cost	5,858	5,806
Less accumulated depreciation	(2,910)	(2,809)

Net Land, Buildings and Equipment	2,948	2,997
Goodwill	6,643	6,652
Other Intangible Assets	3,667	3,607
Other Assets	1,945	1,775

Total Assets	$18,586	$18,207

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$860	$708
Current portion of long-term debt	2,082	2,131
Notes payable	2,221	1,503
Other current liabilities	1,778	1,796

Total Current Liabilities	6,941	6,138
Long-term Debt	2,406	2,415
Deferred Income Taxes	1,810	1,822
Other Liabilities	962	924

Total Liabilities	12,119	11,299

Minority Interests	1,137	1,136

Stockholders' Equity:
Cumulative preference stock, none issued	—	—
Common stock, 502 shares issued, $.10 par value	50	50
Additional paid-in capital	5,725	5,653
Retained earnings	5,248	5,107
Common stock in treasury, at cost, shares of 157 and 146, respectively	(5,809)	(5,163)
Accumulated other comprehensive income	116	125

Total Stockholders' Equity	5,330	5,772

Total Liabilities and Equity	$18,586	$18,207

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In Millions)

	Thirteen Weeks Ended

	Aug. 27, 2006	Aug. 28, 2005

Cash Flows – Operating Activities
Net earnings	$267	$252
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	104	105
Stock-based compensation	53	11
After-tax earnings from joint ventures	(19)	(19)
Tax benefit on exercised options	—	9
Deferred income taxes	10	(6)
Changes in current assets and liabilities	(332)	(245)
Distributions of joint venture earnings	11	18
Pension and other postretirement costs	(13)	2
Restructuring and other exit costs	(2)	9
Other, net	25	22

Net Cash Provided by Operating Activities	104	158

Cash Flows – Investing Activities
Purchases of land, buildings and equipment	(61)	(45)
Acquisitions	(58)	(1)
Investments in affiliates, net	(127)	(5)
Proceeds from disposal of land, buildings and equipment	10	3
Other, net	(4)	(13)

Net Cash Used by Investing Activities	(240)	(61)

Cash Flows – Financing Activities
Change in notes payable	720	571
Payment of long-term debt	(67)	—
Common stock issued	71	37
Tax benefit on exercised options	15	—
Purchases of common stock for treasury	(699)	(546)
Dividends paid	(126)	(123)

Net Cash Used by Financing Activities	(86)	(61)

Increase (decrease) in Cash and Cash Equivalents	(222)	36
Cash and Cash Equivalents – Beginning of Year	647	573

Cash and Cash Equivalents – End of Period	$425	$609

Cash Flows from Changes in Current Assets and Liabilities:
Receivables	$(88)	$(79)
Inventories	(373)	(278)
Prepaid expenses and other current assets	14	36
Accounts payable	151	25
Other current liabilities	(36)	51

Changes in Current Assets and Liabilities	$(332)	$(245)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 27, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2007.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended May 28, 2006. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in that Form 10-K, except as disclosed in Notes 2 and 3 below. Certain prior years’ amounts have also been reclassified to conform to the current year presentation as disclosed in Note 3 below.

In addition, at the beginning of fiscal 2007, we shifted responsibility for several customers from our Bakeries and Foodservice segment to our U.S. Retail segment. All prior year amounts have been reclassified for comparative purposes. See Notes 6 and 15 below.

(2) Stock-Based Compensation

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors.

Options may be priced at 100 percent or more of the fair market value of our stock on the date of grant, and generally vest four years after the date of grant. Options generally expire within 10 years and one month after the date of grant. The 2006 Compensation Plan for Non-Employee Directors (2006 Director Plan) allows each nonemployee director to receive upon election and re-election to the Board of Directors options to purchase shares of common stock that generally vest one year, and expire within 10 years, after the date of grant.

Stock and units settled in stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2005 Stock Compensation Plan. Restricted shares and restricted stock units, up to 50 percent of the value of an individual’s cash incentive award, may also be granted. Certain restricted share and restricted stock unit awards require the employee to deposit personally owned shares (on a one-for-one basis) with us during the restricted period. Restricted shares and restricted stock units generally vest and become unrestricted four years after the date of grant. Participants are entitled to cash dividends on such awarded shares and units, but the sale or transfer of these shares and units is restricted during the vesting period. Participants holding restricted shares, but not restricted stock units, are also entitled to vote on matters submitted to holders of common stock for a vote. The 2006 Director Plan allows each nonemployee director to receive upon election and re-election to the Board restricted stock units that generally vest one year after the date of grant.

We issue shares from treasury stock upon the exercise of stock options and the vesting of restricted stock units.

Prior to May 29, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for stock-based compensation. No compensation expense for stock options was recognized in our Consolidated Statements of Earnings prior to fiscal 2007, as the exercise price was equal to the market price of our stock at the date of grant. Expense attributable to other types of share-based awards was recognized in our results under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Effective May 29, 2006, we adopted Statement of Financial Accounting Standards No. 123(Revised) “Share-Based Payment” (SFAS 123R), which changed the accounting for compensation expense associated with stock options, restricted stock awards, and other forms of equity compensation. We elected the modified prospective transition method as permitted by SFAS 123R; accordingly, results from prior periods have not been restated. Under this method, stock-based compensation expense for the thirteen weeks ended August 27, 2006, includes quarterly amortization related to the remaining unvested portion of all equity compensation awards granted prior to May 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and quarterly amortization related to all equity compensation awards granted on or subsequent to May 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to the adoption of SFAS 123R, we made pro forma disclosures in accordance with SFAS 123, in which we calculated compensation expense for stock option awards on a straight-line basis over their vesting periods. This treatment differs from the requirements of SFAS 123R, which requires that a stock-based award be considered vested for expense attribution purposes when the award recipient’s retention of the award is no longer contingent on providing subsequent service. Accordingly, beginning in fiscal 2007, we have prospectively revised our expense attribution method so that the compensation expense is recognized immediately for awards granted to retirement-eligible individuals or over the lesser of the award’s vesting period or the period from the grant date of the award to the recipient’s retirement eligibility date.

The compensation expense related to share-based payments recognized in selling, general and administrative expense in the Consolidated Statements of Earnings for the thirteen weeks ended August 27, 2006, was $53 million. The impact of adoption of SFAS 123R was an incremental expense of $40 million ($25 million after-tax or $0.07 cents per diluted share) in the thirteen weeks ended August 27, 2006.

Amounts for the thirteen weeks ended August 28, 2005, are presented in the table below in accordance with SFAS 123. Reported amounts are principally related to restricted stock unit awards; pro forma amounts also reflect expenses related to stock option grants.

Thirteen Weeks Ended

In Millions, except per share data	Aug. 28, 2005

Net earnings, as reported	$252

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	7

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12)

Pro forma net earnings	$247

Earnings per share:
Basic – as reported	$.69
Basic – pro forma	$.68

Diluted – as reported	$.64
Diluted – pro forma	$.62

Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows. In accordance with SFAS 123R, for the thirteen weeks ended August 27, 2006, the presentation of our Consolidated Statements of Cash Flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. For the thirteen weeks ended August 27, 2006, $15 million of excess tax benefits were reported as financing cash flows.

Net cash proceeds from the exercise of stock options were $75 million for the thirteen weeks ended August 27, 2006, and $38 million for the thirteen weeks ended August 28, 2005.

The weighted-average grant date fair values of stock options granted during the thirteen weeks ended August 27, 2006, were estimated at $10.74 per share and during the thirteen weeks ended August 28, 2005, were estimated at $8.04 per share using the Black-Scholes option-pricing model with the following assumptions:

Thirteen Weeks Ended	Aug. 27, 2006	Aug. 28, 2005

Risk-free interest rate	5.3%	4.3%
Expected term	8 years	7 years
Expected volatility	19.7%	20.0%
Expected dividend growth rate	9.2%	10.2%

Information on stock option activity follows:

	Shares (thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (millions)

Outstanding at May 28, 2006	58,203	$41.45
Granted	5,175	51.26
Exercised	(2,257)	35.23
Forfeited or expired	(42)	45.67

Outstanding at Aug. 27, 2006	61,079	$42.51	5.11	$ 709

Exercisable at Aug. 27, 2006	39,836	$40.20	3.63	$ 554

The intrinsic value of options exercised during the thirteen weeks ended August 27, 2006, was $38 million and $24 million in the thirteen weeks ended August 28, 2005.

Information on restricted stock unit activity follows:

	Shares (thousands)	Weighted- average grant-date fair value

Non-vested at May 28, 2006	3,672	$46.87
Granted	1,530	51.28
Vested	(247)	44.91
Forfeited	(53)	47.41

Non-vested at Aug. 27, 2006	4,902	$48.34

The total grant-date fair value of restricted stock unit awards which vested in the first thirteen weeks of fiscal 2007 was $11 million. The total grant-date fair value of restricted stock unit awards which vested in the first thirteen weeks of fiscal 2006 was $17 million. At August 27, 2006, compensation cost related to non-vested stock options and restricted stock units was $203 million. This cost will be recognized over 35 months, on average.

(3) Reclassifications

At the beginning of fiscal 2007, we made certain changes in the classifications of revenues and expenses.

We made a change in accounting principle to classify shipping costs associated with the distribution of finished products to our customers as cost of sales (previously recorded in selling, general and administrative expense). We made the change in principle because we believe the classification of these shipping costs in cost of sales better reflects the cost of producing and distributing our products and aligns our external financial reporting with the results we use internally to evaluate segment operating performance. The impact of this change in principle was an increase to cost of goods sold of $121 million in the thirteen weeks ended August 27, 2006, and $104 million in the thirteen weeks ended August 28, 2005.

We also reclassified certain trade-related costs and customer allowances as cost of sales or selling, general and administrative expense (previously recorded as reductions of net sales). The impact of this reclassification was an increase to net sales of $16 million, an increase in cost of sales of $24 million, a decrease in selling, general and administrative expense of $6 million and an increase in earnings of joint ventures before taxes of $2 million in the thirteen weeks ended August 28, 2005.

During the quarter, we also reclassified certain liabilities, including trade and consumer promotion accruals, from accounts payable to other current liabilities, and we began classifying certain distributions from joint ventures as operating cash flows (previously reported as investing cash flows). The impact of this reclassification was a decrease to accounts payable of $443 million at May 28, 2006, and an increase to cash flows from operations of $18 million in the thirteen weeks ended August 28, 2005.

We have reclassified previously reported Consolidated Statements of Earnings, Consolidated Balance Sheets and Consolidated Statements of Cash Flows to conform to the current year presentation. These reclassifications had no effect on previously reported net earnings.

(4) Acquisitions

During the first quarter of fiscal 2007 Cereal Partners Worldwide (CPW), our joint venture with Nestlé, completed the acquisition of the Uncle Tobys cereal business in Australia. We funded our 50 percent share of the purchase price by making additional advances to and equity contributions in CPW totaling $135 million (classified as investments in affiliates, net on the Consolidated Statements of Cash Flows) and by acquiring a 50 percent beneficial interest in certain intellectual property for $58 million (classified as acquisitions on the Consolidated Statements of Cash Flows).

(5) Restructuring and Other Exit Costs

In the first quarter of fiscal 2007, we recorded income related to restructuring and other exit activities of $2 million. We sold our previously closed plant in San Adrian, Spain resulting in a gain of $9 million. We also committed to a plan to divest our par-baked bread product line, including its plants in Chelsea, Massachusetts and Tempe, Arizona. This product line had tangible and intangible assets with a net book value of $19 million at August 27, 2006. We incurred an impairment loss of $6 million on the long-lived assets, including associated goodwill, as a result of the planned divestiture based on the expected sales proceeds and costs to dispose of the product line. We also incurred $1 million of charges in the first quarter of fiscal 2007 associated with restructuring actions previously announced.

In the first quarter of fiscal 2006, we recorded restructuring and other exit costs of $9 million, consisting of $8 million of charges related to an asset impairment recognized at our Swedesboro, New Jersey plant and $1 million of charges associated with restructuring actions previously announced. The restructuring actions previously announced also resulted in certain associated expenses, primarily adjustments to the depreciable life of the assets necessary to reflect the shortened asset lives which coincided with final production dates. These associated expenses were recorded as a cost of sales and totaled $2 million in the first quarter of fiscal 2006.

(6) Goodwill and Intangible Assets

At the beginning of fiscal 2007, we shifted selling responsibility for several customers from our Bakeries and Foodservice segment to our U.S. Retail segment. Goodwill of $216 million previously reported in our Bakeries and Foodservice segment as of May 28, 2006, has now been recorded in the U.S. Retail segment. The changes in our carrying amount of goodwill for the thirteen weeks ended August 27, 2006, were as follows:

In Millions	U.S. Retail	International	Bakeries and Foodservice	Total

Balance at May 28, 2006	$4,960	$491	$1,201	$6,652
Reclassification for customer shift	216	—	(216)	—
Divestiture	—	—	(6)	(6)
Foreign currency translation	—	(3)	—	(3)

Balance at Aug. 27, 2006	$5,176	$488	$979	$6,643

The acquisition of Uncle Tobys by CPW increased our intangibles, primarily brands, by $58 million in the first quarter of fiscal 2007, as described in Note 4 above.

(7) Inventories

The components of inventories are as follows:

In Millions	Aug. 27, 2006	May 28, 2006

Raw materials, work in process and supplies	$276	$226
Finished goods	1,109	813
Grain	111	78
Reserve for LIFO valuation method	(69)	(62)

Total Inventories	$1,427	$1,055

(8) Stockholders’ Equity

The following table provides detail of Total Comprehensive Income:

In Millions	Thirteen Weeks Ended Aug. 27, 2006			Thirteen Weeks Ended Aug. 28, 2005

	Pretax	Tax	Net	Pretax	Tax	Net

Net Earnings			$267			$252

Other Comprehensive Income
(Loss):

Foreign currency translation adjustments	$(2)	$—	$(2)	$18	$—	$18

Other Fair Value Changes: Hedge derivatives	(19)	7	(12)	(2)	1	(1)

Minimum pension liability	(5)	2	(3)	—	—	—

Reclassification to earnings: Hedge derivatives	12	(4)	8	8	(4)	4

Other Comprehensive Income (Loss)	$(14)	$5	$(9)	$24	$(3)	$21

Total Comprehensive Income			$258			$273

The changes in Other Comprehensive Income are primarily non-cash items.

Accumulated Other Comprehensive Income balances, net of tax effects, were as follows:

In Millions	Aug. 27, 2006	May 28, 2006

Foreign currency translation adjustments	$206	$208
Unrealized gain (loss) from:
Securities	3	2
Hedge derivatives	(62)	(57)
Pension plan minimum liability	(31)	(28)

Accumulated Other Comprehensive Income	$116	$125

(9) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Thirteen Weeks Ended

In Millions, except per share data	Aug. 27, 2006	Aug. 28, 2005

Net earnings – as reported	$267	$252
Interest on contingently convertible debentures, after tax (a)	—	5

Net earnings for diluted EPS calculation	$267	$257

Average number of common shares – basic EPS	352	365
Incremental share effect from:
Stock options (b)	9	6
Restricted stock, restricted stock units and other (b)	2	2
Contingently convertible debentures(a)	—	29

Average number of common shares – diluted EPS	363	402

Earnings per Share – Basic	$.76	$.69
Earnings per Share – Diluted	$.74	$.64

(a)

Shares from contingently convertible debentures are reflected using the if-converted method. On December 12, 2005, we completed a consent solicitation and entered into a supplemental indenture related to our zero coupon convertible debentures. We also made an irrevocable election: (i) to satisfy all future obligations to repurchase debentures solely in cash and (ii) to satisfy all future conversions of debentures (a) solely in cash up to an amount equal to the accreted value of the debentures and (b) at our discretion, in cash, stock or a combination of cash and stock to the extent the conversion value of the debentures exceeds the accreted value. As a result of these actions, no shares of common stock underlying the debentures will be considered outstanding after December 12, 2005, for purposes of calculating our diluted EPS unless our average share price for the period is above the accreted value of the debentures.

(b)

Incremental shares from stock options, restricted stock and restricted stock units are computed by the treasury stock method. Fiscal 2007 incremental shares have been calculated in accordance with SFAS 123R; fiscal 2006 shares were calculated in accordance with APB 25. At August 27, 2006, 11 million shares from stock options and restricted stock units were excluded from our computation of diluted EPS because they were not dilutive.

(10) Notes Payable

The components of notes payable at the end of the respective periods were as follows:

In Millions	Aug. 27, 2006	May 28, 2006

U.S. commercial paper	$1,141	$713
European commercial paper	952	462
Financial institutions	128	328

Total Notes Payable	$2,221	$1,503

(11) Share Repurchases

During the first quarter of fiscal 2007, we repurchased 14 million shares of common stock for $737 million. At August 27, 2006, we had unpaid obligations associated with our share repurchases totaling $38 million included in other current liabilities. We settled these obligations shortly after the end of our fiscal quarter.

Throughout the first quarter of fiscal 2006, we repurchased 16 million shares of common stock for $749 million. At August 28, 2005, we had unpaid obligations associated with our share repurchases totaling $203 million included in other current liabilities. We settled these obligations shortly after the end of our fiscal quarter.

(12) Interest Expense, Net

The components of interest, including distributions to minority interest holders, net were as follows:

	Thirteen Weeks Ended

In Millions	Aug. 27, 2006	Aug. 28, 2005

Interest expense	$96	$81
Distributions paid on preferred stock and interests in subsidiaries	16	14
Capitalized interest	(1)	—
Interest income	(6)	(5)

Interest Expense, Net	$105	$90

During the thirteen weeks ended August 27, 2006, we entered into $600 million of pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent in anticipation of fixed-rate debt refinancings probable of occurring in fiscal 2007.

(13) Statements of Cash Flows

During the first thirteen weeks of fiscal 2007, we made cash interest payments of $120 million, versus $99 million in the same period last year. In the first thirteen weeks of fiscal 2007, we made tax payments of $27 million, versus $21 million in the same period last year.

(14) Retirement and Other Postretirement Benefit Plans

Components of net pension and postretirement (income) expense for each fiscal period are as follows:

	Pension Plans		Postretirement Benefit Plans

	Thirteen Weeks Ended		Thirteen Weeks Ended

In Millions	Aug. 27, 2006	Aug. 28, 2005	Aug. 27, 2006	Aug. 28, 2005

Service cost	$18	$19	$4	$4
Interest cost	46	42	15	13
Expected return on plan assets	(83)	(81)	(7)	(6)
Amortization of losses	3	9	4	5
Amortization of prior service costs	2	1	—	—

Net (income) expense	$(14)	$(10)	$16	$16

(15) Operating Segments

We operate exclusively in the consumer foods industry, with multiple operating segments organized generally by product categories. We aggregate our operating segments into three reportable segments by type of customer and geographic region as follows: U.S. Retail; International; and Bakeries and Foodservice.

U.S. Retail reflects business with a wide variety of grocery stores, mass merchandisers, club stores, specialty stores, and drug, dollar and discount chains operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, meals, refrigerated and frozen dough products, baking products, snacks, yogurt, and organic foods. Our International segment is made up of retail businesses outside of the United States, including a retail business in Canada that largely mirrors our U.S. Retail product mix, and foodservice businesses outside of the United States and Canada. Our Bakeries and Foodservice segment consists of products marketed throughout the United States and Canada to retail and wholesale bakeries, commercial and noncommercial foodservice distributors and operators, restaurants, and convenience stores.

Our management reviews operating results to evaluate segment performance. Segment operating profit excludes general corporate expenses and stock-based compensation costs, as they are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by management. Under our supply chain organization, our manufacturing, warehouse, distribution and sales activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures, and depreciation and amortization expenses are neither maintained nor available by operating segment. Intercompany transactions between reportable operating segments were not material in the periods presented.

At the beginning of fiscal 2007, we shifted responsibility for several customers from our Bakeries and Foodservice segment to our U.S. Retail segment. All prior year amounts have been reclassified for comparative purposes. For the first quarter of fiscal 2006, net sales of $13 million and operating profit of $5 million previously reported in our Bakeries and Foodservice segment have now been recorded in the U.S. Retail segment.

	Thirteen Weeks Ended

In Millions	Aug. 27, 2006	Aug. 28, 2005

Net Sales:
U.S. Retail	$1,910	$1,826
International	505	446
Bakeries and Foodservice	445	407

Total	$2,860	$2,679

Operating Profit:
U.S. Retail	$447	$412
International	56	59
Bakeries and Foodservice	29	27

Total Segment Operating Profit	532	498

Corporate unallocated expense	43	37

Operating Profit	$489	$461

(16) New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for the fiscal year beginning after June 15, 2005, and was effective for us in the first quarter of fiscal 2007. The adoption of SFAS 151 did not have any impact on our results of operations or financial condition.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended May 28, 2006, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein.

RESULTS OF OPERATIONS

Thirteen-Week Results

For the quarter ended August 27, 2006, we reported diluted earnings per share of $0.74, up 16 percent from $0.64 per share earned in the same period last year. Earnings after tax were $267 million in the first quarter of fiscal 2007, up 6 percent from $252 million last year. Net sales for the thirteen weeks ended August 27, 2006 grew 7 percent to $2.86 billion and total segment operating profit increased 7 percent to $532 million (see pages 19 and 20 for a discussion of this measure not defined by generally accepted accounting principles (GAAP)).

Net sales growth during the first quarter of fiscal 2007 was the result of 4 points of volume growth, 2 points of growth from pricing and product mix, and 1 point of favorable foreign currency exchange. Volume growth was recorded in all of our operating segments.

Components of Net Sales Growth 1st Quarter Fiscal 2007 vs. Fiscal 2006	U.S. Retail	International	Bakeries and Foodservice	Total

Unit Volume Growth	+3 pts	+7 pts	+4 pts	+4 pts
Price/Product Mix	+1 pt	+5 pts	+7 pt	+2 pts
Foreign Currency Exchange	NA	+4 pts	NA	+1 pt
Trade and Coupon Promotion Expense	+1 pt	-3 pts	-2 pts	Flat

Net Sales Growth	5%	13%	9%	7%

Gross margins (defined as net sales less cost of sales) increased 10 basis points from the first quarter last year to 37.2 percent. Despite higher input costs, steady gross margins reflected favorable product mix and efficient plant performance.

Selling, general and administrative expense (SG&A) was up $43 million in the quarter versus last year. SG&A as a percent of net sales in the quarter increased 20 basis points from last year to 20.1 percent. This increase was driven by a $42 million increase in stock-based compensation expense ($40 million of which was an incremental effect from the adoption of SFAS 123R) and a 9 percent increase in consumer marketing expense, partially offset by lower employee benefit costs.

As a result of the factors discussed above, our operating profit increased $28 million to $489 million in the first quarter of fiscal 2007.

In the first quarter of fiscal 2007, we recorded income related to restructuring and other exit activities of $2 million. We sold our previously closed plant in San Adrian, Spain resulting in a gain of $9 million. We also committed to a plan to divest our par-baked bread product line, including its plants in Chelsea, Massachusetts and Tempe, Arizona. This product line had tangible and intangible assets with a net book value of $19 million at August 27, 2006. We incurred an impairment loss of $6 million on the long-lived assets, including associated goodwill, as a result of the planned divestiture based on the expected sales proceeds and costs to dispose of the product line. We also incurred $1 million of charges in the first quarter of fiscal 2007 associated with restructuring actions previously announced.

In the first quarter of fiscal 2006, we recorded restructuring and other exit costs of $9 million, consisting of $8 million of charges related to an asset impairment recognized at our Swedesboro, New Jersey plant and $1 million of charges associated with restructuring actions previously announced. The restructuring actions previously announced also resulted in certain associated expenses, primarily adjustments to the depreciable life of the assets necessary to reflect the shortened asset lives which coincided with final production dates. These associated expenses were recorded as a cost of sales and totaled $2 million in the first quarter of fiscal 2006.

Interest expense for the quarter totaled $105 million, a $15 million increase from the first quarter last year. The increase primarily reflects higher interest rates versus last year.

The effective tax rate was 35.8 percent for the first quarter of fiscal 2007, essentially unchanged from the effective tax rate for the first quarter of fiscal 2006.

Earnings after tax from joint ventures totaled $19 million in the first quarter, matching the results from a year earlier. Net sales for CPW were up 7 percent. The 2007 first quarter also included a $2 million after-tax reduction in CPW’s net earnings as a result of its previously announced restructuring project under way in the United Kingdom. Net sales for our Häagen-Dazs ice cream joint ventures in Asia declined 4 percent from the 2006 first quarter. 8th Continent, our soy products joint venture with DuPont, recorded a 2 percent net sales increase in the quarter.

Average diluted shares outstanding decreased by 39 million from the first quarter of fiscal 2006 due primarily to the repurchase of a significant portion of our contingently convertible debentures in October 2005 and the completion of a consent solicitation related to the remaining convertible debentures in December 2005. As a result of these actions, no shares of common stock underlying the debentures will be considered outstanding after December 12, 2005, for purposes of calculating our diluted EPS, unless our average share price for the period is above the accreted value of the debentures. In addition we have repurchased 17 million shares of our stock since the first quarter of fiscal 2006, 14 million of which were repurchased in the first quarter of fiscal 2007. The repurchases were partially offset by the issuance of shares upon stock option exercises and the vesting of restricted stock units.

U.S. Retail Segment Results

Net sales for our U.S. Retail operations were up 5 percent in the first quarter to $1.91 billion, driven by 3 percent volume growth. Operating profits for the quarter improved 8 percent from $412 million last year to $447 million this year.

U.S. Retail Net Sales Growth – 1st Quarter Fiscal 2007 vs. 2006

Yoplait	+8%
Meals	+7
Snacks	+7
Big G Cereals	+4
Baking Products	+1
Pillsbury USA	Flat
Small Planet Foods	+34

Total U.S. Retail	+5%

Yoplait division net sales grew 8 percent with continued contributions from the Yoplait Light product line and contributions from new Whips! and Thick n’ Creamy varieties. The Meals division recorded a 7 percent net sales increase, led by Helper dinner mixes and Progresso ready-to-serve soups. Snacks division net sales grew 7 percent including contributions from new items such as Caribou Coffee Bars and Select Chex Mix varieties. Big G cereals recorded a 4 percent net sales increase with gains by established brands such as Honey Nut Cheerios and Fiber One, and contributions from new products including Fruity Cheerios.

The following table provides information concerning changes in consumer purchases of our products versus the first quarter a year ago in select channels:

General Mills Retail Dollar Sales Growth in Select Channels 1st Quarter Fiscal 2007 vs. 2006

Refrigerated Yogurt	+10%
Ready-to-serve Soup	+9
Hot Snacks	+8
Dry Dinners	+6
Mexican Products	+6
Dessert Mixes	+5
Granola Bars/Grain Snacks	+4
Refrigerated Dough	+3
Ready-to-eat Cereals	+1
Frozen Vegetables	-1
Microwave Popcorn	-7
Fruit Snacks	-13

Source: ACNielsen measured outlets plus Wal-Mart

International Segment Results

Net sales for our consolidated international businesses were up 13 percent in the first quarter to $505 million. This increase was primarily the result of a 7 percent unit volume increase, with gains in all our regions. Favorable foreign currency effects contributed 4 points of sales growth and pricing/product mix contributed another 2 points of sales growth. Operating profits of $56 million for the quarter were 5 percent below last year, when operating profits for the International segment had risen 74 percent from fiscal 2005. Operating profits also reflected increased marketing expense to support new product introductions.

Bakeries and Foodservice Segment Results

First quarter net sales for our Bakeries and Foodservice segment increased 9 percent to $445 million, driven by 5 points of favorable pricing/product mix and 4 points of volume growth. Operating profits for the segment reached $29 million, up from $27 million in last year’s first quarter as favorable net pricing realization (defined as the impact of list and promoted price increases net of trade and other promotion costs) and higher volumes were partially offset by higher commodity and fuel costs.

LIQUIDITY AND CAPITAL RESOURCES

During the first thirteen weeks of fiscal 2007, operating activities provided cash of $104 million. This compares to cash provided by operations in the first thirteen weeks of fiscal 2006 of $158 million. The decrease in cash provided by operations from the first quarter of fiscal 2006 is primarily the result of an $87 million higher use of working capital offset by increased non-cash stock compensation expense of $42 million. The higher use of working capital resulted from decreases in other current liabilities as a result of the timing of share repurchases near the end of the first quarter of fiscal 2006, offset by a net $31 million increase in cash from inventory and accounts payable in fiscal 2007 as compared to fiscal 2006.

During the first thirteen weeks of fiscal 2007, investments for land, buildings and equipment totaled $61 million compared to $45 million in the same period last year. We expect to spend approximately $425 million for capital projects in fiscal 2007.

During the first quarter of fiscal 2007, CPW completed the acquisition of the Uncle Tobys cereal business in Australia. We funded our 50 percent share of the purchase price by making additional advances to and equity contributions in CPW totaling $135 million (classified as investments in affiliates, net, on the Consolidated Statements of Cash Flows) and by acquiring a 50 percent beneficial interest in certain intellectual property for $58 million (classified as acquisitions on the Consolidated Statements of Cash Flows).

On June 26, 2006, we announced that our Board of Directors approved an increase in our quarterly dividend to 35 cents per share, payable on August 1, 2006, to stockholders of record July 10, 2006. The previous quarterly dividend rate of 34 cents per share was established with the February 1, 2006 payment. During the first thirteen weeks of fiscal 2007, we paid $126 million in dividends compared to $123 million in the same period last year.

Throughout the first quarter of fiscal 2007, we repurchased 14 million shares of common stock for $737 million. At August 27, 2006, we had unpaid obligations associated with our share repurchases totaling $38 million included in other current liabilities. We settled these obligations shortly after the end of our fiscal quarter.

Throughout the first quarter of fiscal 2006, we repurchased 16 million shares of common stock for $749 million. At August 28, 2005, we had unpaid obligations associated with our share repurchases totaling $203 million included in other current liabilities. We settled these obligations shortly after the end of our fiscal quarter.

Our total debt balances were as follows:

In Millions	Aug. 27, 2006	May 28, 2006

Notes payable	$2,221	$1,503
Current portion of long-term debt	2,082	2,131
Long-term debt	2,406	2,415

Total Debt	$6,709	$6,049

Our notes payable balance increased $720 million from May 28, 2006 to August 27, 2006, primarily to finance share repurchases and our higher level of working capital during the quarter. Notes payable increased $571 million in the first quarter of fiscal 2006.

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada and Europe. Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.1 billion facility expiring in October 2006, a $750 million facility expiring in January 2009, and a $1.1 billion facility expiring in October 2010. We intend to enter into an agreement to extend the $1.1 billion facility expiring in October 2006 for an additional one-year term. As of August 27, 2006, we had no outstanding borrowings under these facilities.

During the thirteen weeks ended August 27, 2006, we entered into $600 million of pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent in anticipation of fixed-rate debt refinancing probable of occurring in fiscal 2007.

We have $2.1 billion of long-term debt maturing in the next 12 months and classified as current, including (i) $500 million that will mature on October 24, 2006, that we intend to refinance with commercial paper and (ii) $131 million that may mature in fiscal 2007 based on the put rights of certain note holders. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

In October 2004, we entered into a forward purchase contract under which we are obligated to deliver between approximately 14 million and 17 million shares of our common stock in October 2007, subject to adjustment under certain circumstances, in exchange for $750 million of cash or, in certain circumstances, securities of an affiliate of the forward counterparty.

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the thirteen week period ended August 27, 2006.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting estimates are described in Note One to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 28, 2006. The accounting policies used in preparing our interim fiscal 2007 Consolidated Financial Statements are the same as those described in our Form 10-K, except for the change in accounting principle for stock-based compensation as discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-Q, the change in accounting principle for certain shipping costs as discussed in Note 3 to the Consolidated Financial Statements included in this Form 10-Q, and the reclassifications also discussed in Note 3 to the Consolidated Financial Statements included in this Form 10-Q.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for trade and consumer promotion activities; valuation of stock-based compensation awards; goodwill and other intangible asset impairments; income taxes; and pension and other postretirement benefits.

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

Valuation of Stock-Based Compensation Awards

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. Stock option grants are made at 100 percent or more of the fair market value of our stock at the date of grant. These awards generally vest over four years and have a ten-year and one month term. The expense recorded in our Consolidated Financial Statements beginning in fiscal 2007 is based on the fair value of the awards.

We estimate the fair value of each option on the grant date using the Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the term of the option. If all other assumptions were held constant, a one percentage point increase or decrease in our current period volatility assumption would increase or decrease the grant-date fair value of our option grants by approximately 4 percent, or $1 million in the thirteen weeks ended August 27, 2006.

Goodwill and Other Intangible Asset Impairments

Goodwill represents the difference between the purchase prices of acquired companies and the related fair values of net assets acquired. Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying amount of goodwill for a reporting unit with its fair value and if the carrying amount of goodwill exceeds its fair value, impairment has occurred.

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

Income Taxes

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate and involves management judgment as to the ultimate resolution of any tax issues. We accrue liabilities in current income taxes payable for potential assessments related to uncertain tax positions in a variety of taxing jurisdictions. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open tax issues are not dissimilar in size or substance from historical items, except for the accounting for losses recorded as part of the Pillsbury transaction. Management currently believes that the ultimate resolution of these matters, including the accounting for losses recorded as part of the Pillsbury transaction, will not have a material effect on our business, financial condition, results of operations, or liquidity.

Pension and Other Postretirement Benefits

The accounting for pension and other postretirement liabilities requires the estimation of several critical factors. The assumptions used in the determination of those liabilities are described in our Form 10-K for the year ended May 28, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for us in the fourth quarter of fiscal 2007. We are evaluating the impact of SFAS 158 on our results of operations and financial condition.

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

NON-GAAP MEASURES

We have included in this MD&A a measure of financial performance that is not defined by GAAP. This non-GAAP measure should be viewed in addition to, and not in lieu of, the comparable GAAP measure.

Total Segment Operating Profit

This non-GAAP measure is used in internal management reporting and as a component of the Board of Directors’ rating of our performance for management and employee incentive compensation. Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. A reconciliation of this measure to the relevant GAAP measure, operating profit, is included in Note 15 to the Consolidated Financial Statements included in this Form 10-Q.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSES OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGIATION REFORM ACT OF 1995

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s current expectations and assumptions. We and our representatives also may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission (SEC) and in our reports to stockholders.

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

You should also consider the risk factors that we identify on pages 7 through 10 of our Annual Report on Form 10-K for the fiscal year ended May 28, 2006, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect future events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended August 27, 2006, except for interest rate instruments which increased by $2 million during the quarter as a result of increases in our forward starting interest rate swaps hedging future debt issuances. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 27, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended August 27, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the three fiscal months ended August 27, 2006.

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased under the Programs

May 29, 2006 – July 2, 2006	2,308,431	$50.29	—	—

July 3, 2006 – July 30, 2006	6,781,012	$52.09	—	—

July 31, 2006 – Aug. 27, 2006	5,053,250	$52.88	—	—

Total	14,142,693	$52.08	—	—

(a)

The total number of shares purchased includes: (i) 82,500 shares purchased from the ESOP fund of our 401(k) savings plan, (ii) 2,443 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock, and (iii) 14,057,750 shares purchased on the open market.

(b)

On February 21, 2000, we announced that our Board of Directors authorized us to repurchase our common stock, with a maximum of 170 million shares to be held in our treasury. The Board did not specify a time period or an expiration date for the authorization.

Item 6.	Exhibits.

	Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

	Exhibit 18	Preferability Letter from Independent Registered Public Accounting Firm.

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.

(Registrant)
Dated:	October 2, 2006	By:	/s/ S. S. Marshall

S. S. Marshall Senior Vice President, General Counsel and Secretary

Dated:	October 2, 2006	By:	/s/ K. L. Thome

Senior Vice President, Financial Operations (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges.
18	Preferability Letter from Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.