Form 10-Q
period 2006-11-26
GENERAL MILLS INC
filed 2007-01-05
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 26, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 1-1185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0274440 (I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, MN (Mail: P.O. Box 1113) (Address of principal executive offices)	55426 (Mail: 55440) (Zip Code)

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

As of December 29, 2006, General Mills had 345,149,869 shares of its $.10 par value common stock outstanding (excluding 157,156,795 shares held in treasury).

Part I.   FINANCIAL INFORMATION

Item 1.    Financial Statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In Millions, Except per Share Data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov. 27, 2005
Net Sales	$3,467	$3,293	$6,327	$5,972

Cost of sales	2,188	2,090	3,984	3,776
Selling, general and administrative	605	559	1,180	1,091
Restructuring and other exit costs (income)	(1)	2	(3)	11

Operating Profit	675	642	1,166	1,094

Interest expense, net	110	104	215	194

Earnings before Income Taxes and
After-tax Earnings from Joint Ventures	565	538	951	900

Income Taxes	203	190	341	319

After-tax Earnings from Joint Ventures	23	22	42	41

Net Earnings	$385	$370	$652	$622

Earnings per Share – Basic	$1.12	$1.04	$1.87	$1.73

Earnings per Share – Diluted	$1.08	$.97	$1.81	$1.60

Dividends per Share	$.35	$.33	$.70	$.66

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	Nov. 26, 2006	May 28, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$492	$647
Receivables	1,291	1,076
Inventories	1,359	1,055
Prepaid expenses and other current assets	209	216
Deferred income taxes	148	182

Total Current Assets	3,499	3,176

Land, Buildings and Equipment, at Cost	5,892	5,806
Less accumulated depreciation	(2,974)	(2,809)

Net Land, Buildings and Equipment	2,918	2,997
Goodwill	6,636	6,652
Other Intangible Assets	3,665	3,607
Other Assets	2,045	1,775

Total Assets	$18,763	$18,207

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$738	$708
Current portion of long-term debt	1,739	2,131
Notes payable	2,678	1,503
Other current liabilities	1,901	1,796

Total Current Liabilities	7,056	6,138
Long-term Debt	2,241	2,415
Deferred Income Taxes	1,801	1,822
Other Liabilities	982	924

Total Liabilities	12,080	11,299

Minority Interests	1,137	1,136

Stockholders’ Equity:
Cumulative preference stock, none issued	—	—
Common stock, 502 shares issued, $.10 par value	50	50
Additional paid-in capital	5,763	5,653
Retained earnings	5,512	5,107
Common stock in treasury, at cost, shares
of 158 and 146, respectively	(5,875)	(5,163)
Accumulated other comprehensive income	96	125

Total Stockholders’ Equity	5,546	5,772

Total Liabilities and Equity	$18,763	$18,207

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Twenty-six Weeks Ended
	Nov. 26, 2006	Nov. 27, 2005
Cash Flows – Operating Activities
Net earnings	$652	$622
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	209	211
Stock-based compensation	81	22
After-tax earnings from joint ventures	(42)	(41)
Tax benefit on exercised options	—	15
Deferred income taxes	12	(3)
Changes in current assets and liabilities	(359)	(77)
Distributions of joint venture earnings	10	24
Pension and other postretirement costs	(28)	(28)
Restructuring and other exit costs	(3)	11
Other, net	33	31

Net Cash Provided by Operating Activities	565	787

Cash Flows – Investing Activities
Purchases of land, buildings and equipment	(149)	(113)
Acquisitions	(58)	—
Investments in affiliates, net	(112)	4
Proceeds from sale of marketable securities	—	1
Proceeds from divestitures	12	—
Proceeds from disposal of land, buildings and equipment	12	2
Other, net	(13)	(29)

Net Cash Used by Investing Activities	(308)	(135)

Cash Flows – Financing Activities
Change in notes payable	1,159	1,780
Payment of long-term debt	(582)	(1,333)
Common stock issued	147	53
Tax benefit on exercised options	33	—
Purchases of common stock for treasury	(890)	(752)
Dividends paid	(247)	(241)
Other, net	(32)	(2)

Net Cash Used by Financing Activities	(412)	(495)

Increase (decrease) in Cash and Cash Equivalents	(155)	157
Cash and Cash Equivalents – Beginning of Year	647	573

Cash and Cash Equivalents – End of Period	$492	$730

Cash Flows from Changes in Current Assets and Liabilities:
Receivables	$(214)	$(151)
Inventories	(309)	(219)
Prepaid expenses and other current assets	10	25
Accounts payable	29	(56)
Other current liabilities	125	324

Changes in Current Assets and Liabilities	$(359)	$(77)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, or the Company) and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen and twenty-six weeks ended November 26, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2007.

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

Options may be priced at 100 percent or more of the fair market value of our stock on the date of grant, and generally vest four years after the date of grant. Options generally expire in 10 years and one month after the date of grant. The 2006 Compensation Plan for Non-Employee Directors (2006 Director Plan) allows each non-employee director to receive upon election and re-election to the Board of Directors options to purchase shares of common stock that generally vest one year, and expire 10 years, after the date of grant.

Stock and units settled in stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2005 Stock Compensation Plan. Restricted shares and restricted stock units, up to 50 percent of the value of an individual’s cash incentive award, may also be granted under the Executive Incentive Plan. Certain restricted share and restricted stock unit awards require the employee to deposit personally owned shares with a broker (on a one-for-one basis) during the restricted period. Restricted shares and restricted stock units generally vest and become unrestricted four years after the date of grant. Participants are entitled to cash dividends on such awarded shares and units, but the sale or transfer of these shares and units is restricted during the vesting period. Participants holding restricted shares, but not restricted stock units, are also entitled to vote on matters submitted to holders of common stock for a vote. The 2006 Director Plan allows each non-employee director to receive upon election and re-election to the Board restricted stock units that generally vest one year after the date of grant.

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

Effective May 29, 2006, we adopted Statement of Financial Accounting Standards No. 123(Revised) “Share-Based Payment” (SFAS 123R), which changed the accounting for compensation expense associated with stock options, restricted stock awards, and other forms of equity compensation. We elected the modified prospective transition method as permitted by SFAS 123R; accordingly, results from prior periods have not been restated. Under this method, stock-based compensation expense for the thirteen and twenty-six weeks ended November 26, 2006, includes quarterly amortization related to the remaining unvested portion of all equity compensation awards granted prior to May 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and quarterly amortization related to all equity compensation awards granted on or subsequent to May 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

The compensation expense related to share-based payments recognized in selling, general and administrative expense in the Consolidated Statements of Earnings for the thirteen and twenty-six weeks ended November 26, 2006, was $28 million and $81 million, respectively. The impact of adoption of SFAS 123R was an incremental expense of $12 million ($8 million after-tax or $0.02 cents per diluted share) in the thirteen weeks ended November 26, 2006 and $52 million ($32 million after-tax or $0.09 cents per diluted share) in the twenty-six weeks ended November 26, 2006.

Amounts for the thirteen and twenty-six weeks ended November 27, 2005, are presented in the table below in accordance with SFAS 123. Stock-based employee compensation expense is principally related to restricted stock unit awards; stock-based employee compensation expense included in pro forma amounts also reflects expenses related to stock option grants.

In Millions, except per share data	Thirteen Weeks Ended Nov. 27, 2005	Twenty-six Weeks Ended Nov. 27, 2005

Net earnings, as reported	$370	$622

Add: Stock-based employee compensation
expense included in reported net
earnings, net of related tax effects	7	14

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(13)	(25)

Pro forma net earnings	$364	$611

Earnings per share:
Basic – as reported	$1.04	$1.73
Basic – pro forma	$1.03	$1.70

Diluted – as reported	$.97	$1.60
Diluted – pro forma	$.96	$1.57

Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows. In accordance with SFAS 123R, the presentation of our consolidated statements of cash flows beginning in fiscal 2007 has changed to report the excess tax benefits from the exercise of the stock options as financing cash flows. This amount totaled $33 million for the twenty-six weeks ended November 26, 2006.

Net cash proceeds from the exercise of stock options were $76 million for the thirteen weeks ended November 26, 2006, and $18 million for the thirteen weeks ended November 27, 2005. Net cash proceeds from the exercise of stock options were $151 million for the twenty-six weeks ended November 26, 2006, and $56 million for the twenty-six weeks ended November 27, 2005.

The weighted-average grant-date fair values of stock options granted during the twenty-six weeks ended November 26, 2006, were estimated at $10.74 per share, and during the twenty-six weeks ended November 27, 2005, were estimated at $7.82 per share using the Black-Scholes option-pricing model with the following assumptions:

Twenty-six Weeks Ended	Nov. 26, 2006	Nov. 27, 2005

Risk-free interest rate	5.3%	4.3%
Expected term	8 years	7 years
Expected volatility	19.7%	20.0%
Expected dividend growth rate	9.2%	10.2%

Information on stock option activity follows:

	Shares (thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (millions)

Outstanding at May 28, 2006	58,203	$41.45
Granted	5,285	$51.34
Exercised	(4,816)	$35.98
Forfeited or expired	(169)	$46.10

Outstanding at Nov. 26, 2006	58,503	$42.78	5.01	$811

Exercisable at Nov. 26, 2006	37,459	$40.47	3.52	$606

The intrinsic value of options exercised was $47 million during the thirteen weeks ended November 26, 2006, and $85 million during the twenty-six weeks ended November 26, 2006. The intrinsic value of options exercised was $14 million during the thirteen weeks ended November 27, 2005, and $38 million during the twenty-six weeks ended November 27, 2005.

Information on restricted stock unit activity follows:

	Shares (thousands)	Weighted- average grant-date fair value

Non-vested at May 28, 2006	3,672	$46.87
Granted	1,634	51.39
Vested	(346)	44.82
Forfeited	(82)	47.67

Non-vested at Nov. 26, 2006	4,878	$48.52

The total grant-date fair value of restricted stock unit awards which vested in the first twenty-six weeks of fiscal 2007 was $15 million. The total grant-date fair value of restricted stock unit awards which vested in the first twenty-six weeks of fiscal 2006 was $10 million.

At November 26, 2006, compensation costs related to non-vested stock options and restricted stock units was $188 million. This cost will be recognized over 35 months, on average.

(3)   Reclassifications

At the beginning of fiscal 2007, we made certain changes in the classifications of revenues and expenses, balance sheet liabilities, and cash flows from joint ventures. We have reclassified previously reported Consolidated Statements of Earnings, Consolidated Balance Sheets and Consolidated Statements of Cash Flows to conform to the current year presentation. These reclassifications had no effect on previously reported net earnings.

We made a change in accounting principle to classify shipping costs associated with the distribution of finished products to our customers as cost of sales (previously recorded in selling, general and administrative expense). We made the change in principle because we believe the classification of these shipping costs in cost of sales better reflects the cost of producing and distributing our products and aligns our external financial reporting with the results we use internally to evaluate segment operating performance. The impact of this change in principle was an increase to cost of sales of $136 million in the thirteen weeks ended November 27, 2005 and $240 million in the twenty-six weeks ended November 27, 2005.

We also reclassified certain trade-related costs and customer allowances as cost of sales or selling, general and administrative expense (previously recorded as reductions of net sales). The impact of these reclassifications in the thirteen weeks ended November 27, 2005, was an increase to net sales of $21 million, an increase in cost of sales of $27 million, a decrease in selling, general and administrative expense of $5 million and an increase in earnings of joint ventures before taxes of $2 million. The impact of these reclassifications in the twenty-six weeks ended November 27, 2005, was an increase to net sales of $37 million, an increase in cost of sales of $51 million, a decrease in selling, general and administrative expense of $11 million and an increase in earnings of joint ventures before taxes of $3 million.

We also reclassified certain liabilities, including trade and consumer promotion accruals, from accounts payable to other current liabilities, and we classified certain distributions from joint ventures as operating cash flows (previously reported as investing cash flows). The impact of this reclassification was a decrease to accounts payable of $443 million at May 28, 2006, and an increase to cash flows from operations of $27 million in the twenty-six weeks ended November 27, 2005.

(4)   Acquisitions

During the first quarter of fiscal 2007, Cereal Partners Worldwide (CPW), our joint venture with Nestlé, completed the acquisition of the Uncle Tobys cereal business in Australia. We funded our 50 percent share of the purchase price by making additional advances to and equity contributions in CPW totaling $135 million (classified as investments in affiliates, net on the Consolidated Statements of Cash Flows) and by acquiring a 50 percent beneficial interest in certain intellectual property for $58 million (classified as acquisitions on the Consolidated Statements of Cash Flows).

(5)   Restructuring and Other Exit Costs

In the second quarter of fiscal 2007, we recorded income related to restructuring and other exit costs of $1 million associated with adjustments to restructuring actions previously announced.

In the second quarter of fiscal 2006 we recorded restructuring and other exit costs of $2 million primarily associated with an asset impairment recognized at our Swedesboro, New Jersey production plant.

In the first twenty-six weeks of fiscal 2007, we recorded income related to restructuring and other exit activities of $3 million. We sold our previously closed plant in San Adrian, Spain, resulting in a gain of $9 million. We incurred a $6 million loss associated with the divestiture of our par-baked bread product line, including its plants in Chelsea, Massachusetts and Tempe, Arizona. Net proceeds received for the par-baked product line were $12 million.

In the first twenty-six weeks of fiscal 2006, we recorded restructuring and other exit costs of $11 million, consisting of $10 million of charges related to an asset impairment recognized at our Swedesboro, New Jersey production plant and $1 million of charges associated with restructuring activities previously announced.

(6)   Goodwill and Other Intangible Assets

At the beginning of fiscal 2007, we shifted selling responsibility for several customers from our Bakeries and Foodservice segment to our U.S. Retail segment. Goodwill of $216 million previously reported in our Bakeries and Foodservice segment as of May 28, 2006, has now been recorded in the U.S. Retail segment. The changes in our carrying amount of goodwill for the twenty-six weeks ended November 26, 2006, were as follows:

In Millions	U.S. Retail	International	Bakeries and Foodservice	Total

Balance at May 28, 2006	$4,960	$491	$1,201	$6,652
Reclassification for customer shift	216	—	(216)	—
Divestiture	—	—	(6)	(6)
Other activity, including foreign currency translation	—	(10)	—	(10)

Balance at Nov. 26, 2006	$5,176	$481	$979	$6,636

The changes in our carrying amount of other intangible assets for the twenty-six weeks ended November 26, 2006, were as follows:

In Millions	U.S. Retail	International	Other	Total

Balance at May 28, 2006	$3,175	$420	$12	$3,607
Acquisition of Uncle Tobys	—	—	58	58

Balance at Nov. 26, 2006	$3,175	$420	$70	$3,665

(7)   Inventories

The components of inventories are as follows:

In Millions	Nov. 26, 2006	May 28, 2006

Raw materials, work in process and supplies	$268	$226
Finished goods	1,016	813
Grain	150	78
Reserve for LIFO valuation method	(75)	(62)

Total Inventories	$1,359	$1,055

(8)   Stockholders’ Equity

The following table provides detail of total comprehensive income:

In Millions	Thirteen Weeks Ended Nov. 26, 2006			Thirteen Weeks Ended Nov. 27, 2005

	Pretax	Tax	Net	Pretax	Tax	Net

Net Earnings			$385			$370

Other Comprehensive Income
(Loss):
Foreign currency translation
adjustments	$(25)	$—	$(25)	$(28)	$—	$(28)
Other fair value changes:
Hedge derivatives	4	(2)	2	(9)	3	(6)
Minimum pension liability	—	—	—	—	—	—
Reclassification to
hedge derivatives	6	(3)	3	—	—	—

Other comprehensive
income (loss)	$(15)	$(5)	$(20)	$(37)	$3	$(34)

Total Comprehensive Income			$365			$336

In Millions	Twenty-six Weeks Ended Nov. 26, 2006			Twenty-six Weeks Ended Nov. 27, 2005

	Pretax	Tax	Net	Pretax	Tax	Net

Net Earnings			$652			$622

Other Comprehensive Income
(Loss):
Foreign currency translation
adjustments	$(27)	$—	$(27)	$(10)	$—	$(10)
Other fair value changes:
Hedge derivatives	(15)	5	(10)	(11)	4	(7)
Minimum pension liability	(5)	2	(3)	—	—	—
Reclassification to
hedge derivatives	18	(7)	11	8	(4)	4

Other comprehensive
income (loss)	$(29)	$—	$(29)	$(13)	$—	$(13)

Total Comprehensive Income			$623			$609

The changes in Other Comprehensive Income are primarily non-cash items.

Accumulated Other Comprehensive Income balances, net of tax effects, were as follows:

In Millions	Nov. 26, 2006	May 28, 2006

Foreign currency
translation adjustments	$181	$208
Unrealized gain (loss) from:
Securities	3	2
Hedge derivatives	(57)	(57)
Pension plan minimum liability	(31)	(28)

Accumulated Other Comprehensive Income	$96	$125

(9)   Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In Millions, except per share data	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov. 27, 2005

Net earnings – as reported	$385	$370	$652	$622
Interest on contingently convertible
debentures, after tax (c)	—	3	—	8

Net earnings for diluted EPS calculation	$385	$373	$652	$630

Average number of common shares –
basic EPS	344	355	348	360
Incremental share effect from:
Stock options (a)	10	5	10	6
Restricted stock and restricted stock units (a)	2	2	1	2
Forward purchase contract (b)	1	—	1	—
Contingently convertible debentures (c)	—	22	—	25

Average number of common shares –
diluted EPS	357	384	360	393

Earnings per Share – Basic	$1.12	$1.04	$1.87	$1.73
Earnings per Share – Diluted	$1.08	$.97	$1.81	$1.60

(a)	Incremental shares from stock options, restricted stock and restricted stock units are computed by the treasury stock method. Fiscal 2007 incremental shares have been calculated in accordance with SFAS 123R; fiscal 2006 shares were calculated in accordance with APB 25. At November 26, 2006, five million shares from stock options and restricted stock units were excluded from our computation of diluted EPS for the thirteen weeks ended November 26, 2006, because they were not dilutive. As of the same date, seven million shares from stock options and restricted stock units were excluded from our computation of diluted EPS for the twenty-six weeks ended November 26, 2006, because they were not dilutive.

(b)	In October 2004, Lehman Brothers Holdings Inc. issued $750 million of notes which are mandatorily exchangeable for shares of our common stock. In connection with the issuance of those notes, an affiliate of Lehman Brothers entered into a forward purchase contract with us, under which we are obligated to deliver to such affiliate between 14 million and 17 million shares of our common stock, subject to adjustment under certain circumstances. These shares will be deliverable by us in October 2007, in exchange for the $750 million in cash or, in certain circumstances, securities of an affiliate of Lehman Brothers.

(c)	Shares from contingently convertible debentures are reflected using the if-converted method. On December 12, 2005, we completed a consent solicitation and entered into a supplemental indenture related to our zero coupon convertible debentures. We also made an irrevocable election: (i) to satisfy all future obligations to repurchase debentures solely in cash and (ii) to satisfy all future conversions of debentures (a) solely in cash up to an amount equal to the accreted value of the debentures and (b) at our discretion, in cash, stock or a combination of cash and stock to the extent the conversion value of the debentures exceeds the accreted value. As a result of these actions, no shares of common stock underlying the debentures will be considered outstanding after December 12, 2005, for purposes of calculating our diluted EPS unless our average share price for the period is above the accreted value of the debentures.

(10)   Notes Payable and Current Portion of Long-Term Debt

The components of notes payable at the end of the respective periods were as follows:

In Millions	Nov. 26, 2006	May 28, 2006

U.S. commercial paper	$1,529	$713
European commercial paper	979	462
Financial institutions	170	328

Total Notes Payable	$2,678	$1,503

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. During the thirteen weeks ended November 26, 2006, a $1.1 billion 364-day credit facility, which was scheduled to expire in October 2006, was renewed on substantially the same terms for an additional 364-day period, expiring in October 2007.

As of November 26, 2006, our zero coupon convertible debentures are included in the current portion of long-term debt based on the put rights of the holders.

(11)   Share Repurchases

During the thirteen weeks ended November 26, 2006, we repurchased 3 million shares of common stock for an aggregate purchase price of $153 million. During the thirteen weeks ended November 27, 2005, we repurchased a minimal number of shares of common stock for an aggregate purchase price of $3 million.

During the first twenty-six weeks of fiscal 2007, we repurchased 17 million shares of common stock for an aggregate purchase price of $890 million. During the first twenty-six weeks of fiscal 2006, we repurchased 16 million shares of common stock for an aggregate purchase price of $752 million.

(12)   Interest Expense, Net

The components of interest, including distributions to minority interest holders, net were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In Millions	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov. 27, 2005

Interest expense	$100	$98	$196	$179
Distributions paid on preferred stock and interests in
subsidiaries	16	15	32	29
Capitalized interest	—	(1)	(1)	(1)
Interest income	(6)	(8)	(12)	(13)

Interest Expense, Net	$110	$104	$215	$194

During the twenty-six weeks ended November 26, 2006, we entered into $600 million of pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent in anticipation of fixed-rate debt refinancing that we expect to occur later in fiscal 2007.

(13)   Statements of Cash Flows

During the first twenty-six weeks of fiscal 2007, we made cash interest payments of $211 million, versus $182 million in the same period last year. During the first twenty-six weeks of fiscal 2007, we made income tax payments of $230 million, versus $146 million in the same period last year.

(14)   Retirement and Other Postretirement Benefit Plans

Components of net pension and postretirement (income) expense for each fiscal period are as follows:

	Pension Plans		Postretirement Benefit Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended
In Millions	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov. 27, 2005

Service cost	$17	$19	$4	$5
Interest cost	45	41	15	13
Expected return on plan assets	(83)	(81)	(7)	(6)
Amortization of losses	3	10	4	4
Amortization of prior service costs	2	2	—	(1)

Net (income) expense	$(16)	$(9)	$16	$15

	Pension Plans		Postretirement Benefit Plans
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
In Millions	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov. 27, 2005

Service cost	$35	$38	$8	$9
Interest cost	91	83	30	26
Expected return on plan assets	(166)	(162)	(14)	(12)
Amortization of losses	6	19	8	9
Amortization of prior service costs	4	3	—	(1)

Net (income) expense	$(30)	$(19)	$32	$31

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

At the beginning of fiscal 2007, we shifted selling responsibility for several customers from our Bakeries and Foodservice segment to U.S Retail. All prior year amounts have been restated for comparative purposes. For the thirteen weeks ended November 27, 2005, net sales of $17 million and operating profit of $7 million previously reported in our Bakeries and Foodservice segment have now been recorded in the U.S. Retail segment. For the first twenty-six weeks of fiscal 2006, net sales of $30 million and operating profit of $12 million previously reported in our Bakeries and Foodservice segment have now been recorded in the U.S. Retail segment.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
In Millions	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov 27, 2005

Net Sales:
U.S. Retail	$2,442	$2,369	$4,352	$4,195
International	545	472	1,050	918
Bakeries and Foodservice	480	452	925	859

Total	$3,467	$3,293	$6,327	$5,972

Operating Profit:
U.S. Retail	$596	$552	$1,043	$964
International	62	54	118	113
Bakeries and Foodservice	56	40	85	67

Total Segment Operating Profit	714	646	1,246	1,144

Corporate unallocated expense	40	2	83	39
Restructuring and other exit costs (income)	(1)	2	(3)	11

Operating Profit	$675	$642	$1,166	$1,094

(16)   New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for the fiscal year beginning after June 15, 2005, and was effective for us in the first quarter of fiscal 2007. The adoption of SFAS 151 did not have any impact on our results of operations or financial condition.

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

RESULTS OF OPERATIONS

Thirteen-Week Results

For the quarter ended November 26, 2006, we reported diluted earnings per share of $1.08, up 11 percent from $0.97 per share earned in the same period last year. Earnings after tax were $385 million in the second quarter of fiscal 2007, up 4 percent from $370 million last year. Net sales for the thirteen weeks ended November 26, 2006 grew 5 percent to $3.47 billion and total segment operating profit increased 11 percent to $714 million (see page 23 for a discussion of this measure not defined by generally accepted accounting principles (GAAP)).

Net sales growth during the second quarter of fiscal 2007 was the result of 3 points of volume growth and 2 points of growth from price increases and a product mix that included higher priced items. Volume growth was recorded in all of our operating segments.

Components of Net Sales Growth 2nd Quarter Fiscal 2007 vs. Fiscal 2006	U.S. Retail	International	Bakeries and Foodservice	Total

Unit Volume Growth	+2 pts	+7 pts	+1 pts	+3 pts
Price/Product Mix	-1 pts	+7 pts	+8 pts	+2 pts
Trade and Coupon Promotion Expense	+2 pts	-2 pts	-3 pts	Flat
Foreign Currency Exchange	NA	+3 pts	NA	Flat

Net Sales Growth	3%	15%	6%	5%

Gross margins (defined as net sales less cost of sales) increased nearly 40 basis points from the second quarter last year to 36.9 percent of sales. Gross margins improved despite higher input costs, reflecting favorable product mix, pricing and productivity.

Selling, general and administrative expense (SG&A) increased $46 million in the quarter versus the same period a year ago. SG&A as a percent of net sales in the quarter increased 50 basis points from last year to 17.5 percent. This increase was driven primarily by a $17 million increase in stock-based compensation expense ($12 million of which was an incremental effect from the adoption of SFAS 123R).

In the second quarter of fiscal 2007, we recorded income related to restructuring and other exit activities of $1 million associated with adjustments to restructuring actions previously announced. In the second quarter of fiscal 2006, we recorded restructuring and other exit costs of $2 million, primarily associated with an asset impairment recognized at our Swedesboro, New Jersey plant.

As a result of the factors discussed above, our operating profit increased $33 million to $675 million, or 5 percent, from the second quarter last year.

Interest expense for the quarter totaled $110 million, a $6 million increase from the second quarter last year. The increase primarily reflects higher interest rates versus last year.

The effective tax rate was 35.9 percent for the second quarter of fiscal 2007, compared to 35.3 percent for the second quarter of fiscal 2006.

Earnings after tax from joint ventures totaled $23 million in the second quarter, compared to $22 million from a year earlier. Net sales for CPW were up 20 percent. This included contributions from the Uncle Tobys business in Australia acquired by CPW in the first quarter of fiscal 2007. The fiscal 2007 second quarter also included a $1 million after-tax reduction in CPW’s net earnings as a result of its previously announced restructuring project in the United Kingdom. Net sales for our Häagen-Dazs ice cream joint ventures in Asia increased 3 percent from the 2006 second quarter. 8th Continent, our soy products joint venture with DuPont, also recorded a 3 percent net sales increase in the quarter.

Average diluted shares outstanding decreased by 27 million from the second quarter of fiscal 2006 due primarily to the repurchase of a significant portion of our contingently convertible debentures in October 2005 and the completion of a consent solicitation related to the remaining convertible debentures in December 2005. As a result of these actions, no shares of common stock underlying the debentures will be considered outstanding after December 12, 2005, for purposes of calculating our diluted earnings per share, unless our average share price for the period is above the accreted value of the debentures. In addition we have repurchased 20 million shares of our stock since the second quarter of fiscal 2006, 3 million of which were repurchased in the second quarter of fiscal 2007. The repurchases were partially offset by the issuance of shares upon stock option exercises and the vesting of restricted stock units.

Twenty-six Week Results

For the twenty-six weeks ended November 26, 2006, we reported diluted earnings per share of $1.81, up 13 percent from $1.60 per share earned in the same period last year. Earnings after tax were $652 million for the first twenty-six weeks of fiscal 2007, up 5 percent from $622 million last year. Net sales for the twenty-six weeks ended November 26, 2006 grew 6 percent to $6.33 billion and total segment operating profit increased 9 percent to $1.25 billion (see page 23 for a discussion of this measure not defined by GAAP).

Net sales growth during the first twenty-six weeks of fiscal 2007 was the result of 3 points of volume growth, 2 points of growth from price increases and a product mix that included higher priced items, and 1 point of favorable foreign currency exchange. Volume growth was recorded in all of our operating segments.

Components of Net Sales Growth First Twenty-six weeks Fiscal 2007 vs. Fiscal 2006	U.S. Retail	International	Bakeries and Foodservice	Total

Unit Volume Growth	+3 pts	+7 pts	+3 pts	+3 pts
Price/Product Mix	Flat	+6 pts	+7 pts	+2 pts
Trade and Coupon Promotion Expense	+1 pts	-3 pts	-2 pts	Flat
Foreign Currency Exchange	NA	+4 pts	NA	+1 pts

Net Sales Growth	4%	14%	8%	6%

Gross margins for the first twenty-six weeks increased 20 basis points compared to the first twenty-six weeks last year, to 37.0 percent of sales. Gross margins improved despite higher input costs, reflecting favorable product mix, pricing and productivity.

SG&A was up $89 million in the first twenty-six weeks versus the same period a year ago. SG&A as a percent of net sales in the first twenty-six weeks increased 40 basis points from last year to 18.7 percent. This increase was driven primarily by a $59 million increase in stock-based compensation expense ($52 million of which was an incremental effect from the adoption of SFAS 123R) and a 4 percent increase in consumer marketing expense.

In the first twenty-six weeks of fiscal 2007, we recorded income related to restructuring and other exit activities of $3 million. We sold our previously closed plant in San Adrian, Spain, resulting in a gain of $9 million. We incurred a $6 million loss associated with the divestiture of our par-baked bread product line, including its plants in Chelsea, Massachusetts and Tempe, Arizona. The carrying value of the par-baked assets sold, including goodwill, was $18 million.

In the first twenty-six weeks of fiscal 2006, we recorded restructuring and other exit costs of $11 million, consisting of $10 million of charges related to an asset impairment recognized at our Swedesboro, New Jersey plant and $1 million of charges associated with restructuring actions previously announced. The restructuring actions previously announced also resulted in certain associated expenses, primarily adjustments to the depreciable life of the assets necessary to reflect the shortened asset lives which coincided with final production dates. These associated expenses were recorded as a cost of sales and totaled $2 million in the first twenty-six weeks of fiscal 2006.

As a result of the factors discussed above, our operating profit increased $72 million or 7 percent, to $1.16 billion in the first twenty-six weeks of fiscal 2007.

Interest expense for the first twenty-six weeks totaled $215 million, a $21 million increase from the first twenty-six weeks last year. The increase primarily reflects higher interest rates versus last year.

The effective tax rate was 35.9 percent for the first twenty-six weeks of fiscal 2007, compared to an effective tax rate of 35.4 percent for the first twenty-six weeks of fiscal 2006.

Earnings after tax from joint ventures totaled $42 million in the first twenty-six weeks, compared to $41 million a year earlier. Net sales for CPW were up 13 percent. This included contributions from the Uncle Tobys business in Australia acquired by CPW in the first quarter of fiscal 2007. The first twenty-six weeks of fiscal 2007 also included a $3 million after-tax reduction in CPW’s net earnings as a result of its previously announced restructuring project under way in the United Kingdom. Net sales for our Häagen-Dazs ice cream joint ventures in Asia declined 1 percent from the first twenty-six weeks of fiscal 2006. 8th Continent, our soy products joint venture with DuPont, recorded a 3 percent net sales increase in the first twenty-six weeks of fiscal 2007.

Average diluted shares outstanding decreased by 33 million from the second quarter of fiscal 2006 due primarily to the repurchase of a significant portion of our contingently convertible debentures in October 2005 and the completion of a consent solicitation related to the remaining convertible debentures in December 2005. As a result of these actions, no shares of common stock underlying the debentures will be considered outstanding after December 12, 2005, for purposes of calculating our diluted earnings per share, unless our average share price for the period is above the accreted value of the debentures. In addition we have repurchased 20 million shares of our stock since the second quarter of fiscal 2006, 17 million of which were repurchased in the first twenty-six weeks of fiscal 2007. The repurchases were partially offset by the issuance of shares upon stock option exercises and the vesting of restricted stock units.

U.S. Retail Segment Results

Net sales for our U.S. Retail operations were up 3 percent in the second quarter of fiscal 2007 to $2.44 billion, driven by 2 percent volume growth and a 2 percent decline in trade promotion spending, partially offset by a 1 point decline in pricing/product mix. Operating profits for the quarter improved 8 percent from $552 million last year to $596 million this year.

For the first twenty-six weeks of fiscal 2007, net sales for our U.S. Retail operations were $4.35 billion, up 4 percent from last year, driven by 3 point volume growth and a 1 point decline in trade promotion spending. Operating profits for the period improved 8 percent from $964 million last year to $1.04 billion this year.

U.S. Retail Net Sales Growth – Fiscal 2007 vs. 2006
	2nd Quarter	26 Weeks
	Net Sales	Net Sales
Yoplait	6%	7%
Snacks	7	7
Meals	4	5
Big G Cereals	2	3
Pillsbury USA	4	2
Baking Products	-4	-2
Small Planet Foods	19	25

Total U.S. Retail	3%	4%

For the second quarter, Snacks net sales grew 7 percent driven by Caribou Coffee Bars and new varieties of Nature Valley Sweet and Salty Nut bars and Chex Mix. Yoplait net sales grew 6 percent in the second quarter, reflecting strong performance from core product lines. Meals recorded a 4 percent net sales increase including good contributions from Progresso soup, Old El Paso Mexican foods and Hamburger Helper Microwave Singles products. Pillsbury USA net sales grew 4 percent reflecting gains on core refrigerated dough products, including Pillsbury Crescent Rolls, Pillsbury Toaster Strudel and Totino’s Pizza Rolls. Big G Cereals recorded a 2 percent net sales increase with contributions from new products such as Fruity Cheerios and by established brands including Cocoa Puffs and Fiber One. Baking Products net sales were 4 percent below strong prior-year levels.

International Segment Results

Net sales for our consolidated international businesses were up 15 percent in the second quarter of fiscal 2007 to $545 million. This increase was primarily the result of a 7 percent unit volume increase and a 7 point contribution from pricing and product mix. Favorable foreign currency effects contributed 3 points of sales growth, partially offset by a 2 point increase in trade promotion spending. Operating profits of $62 million for the quarter were 15 percent above last year. Operating profits also reflected increased marketing expense to support new product introductions.

For the first twenty-six weeks of fiscal 2007, net sales for our International segment were $1.05 billion, up 14 percent. Unit volume for the first twenty-six weeks was up 7 points over the prior year, and pricing/product mix contributed an additional 6 points to net sales growth. Favorable foreign currency effects contributed 4 points of sales growth, partially offset by a 3 point increase in trade promotion spending. Operating profits for twenty-six weeks grew to $118 million in fiscal 2007, up 4 percent from $113 million last year.

Bakeries and Foodservice Segment Results

At the beginning of fiscal 2007, we shifted selling responsibility for several customers from our Bakeries and Foodservice segment to U.S. Retail. All prior year amounts have been restated for comparative purposes. Second quarter net sales for our Bakeries and Foodservice segment increased 6 percent to $480 million, driven by 8 points of favorable pricing/product mix and 1 point of volume growth, partially offset by a 3 point increase in trade promotion spending. Operating profits for the segment reached $56 million, up 40 percent from $40 million in last year’s second quarter as favorable net pricing realization (defined as the impact of list and promoted price increases net of trade and other promotion costs) and higher volumes were partially offset by higher commodity and fuel costs.

For first twenty-six weeks of fiscal 2007, net sales for our Bakeries and Foodservice segment increased 8 percent to $925 million, driven primarily by a 7 point increase in pricing/product mix and 3 points of volume growth, offset partially by a 2 point increase in trade promotion spending. Operating profits for the segment were $85 million, up 27 percent from $67 million last year.

Corporate Unallocated Expense

Corporate unallocated expense increased from $2 million in the second quarter of fiscal 2006 to $40 million in the second quarter of fiscal 2007, primarily the result of a $17 million increase in stock compensation costs ($12 million associated with the adoption of SFAS 123R).

In the first twenty-six weeks of fiscal 2007, corporate unallocated expense was $83 million, an increase of $44 million from the same period a year ago. The increase is primarily the result of increased stock compensation costs of $59 million ($52 million associated with the adoption of SFAS 123R) offset by variances in actual administrative and employee benefit costs versus the amount we allocate to our operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first twenty-six weeks of fiscal 2007, operating activities provided cash of $565 million. This compares to cash provided by operations in the first twenty-six weeks of fiscal 2006 of $787 million. The decrease in cash provided by operations in the first twenty-six weeks of fiscal 2007 compared to last year is primarily the result of a $282 million higher use of working capital partially offset by increased non-cash stock compensation expense of $59 million. The higher use of working capital resulted from increases in inventories versus the same period a year ago because of commodity market conditions, primarily in the grain markets; increases in receivables resulting from higher sales levels; and smaller increases in other current liabilities primarily related to accrued taxes and accrued trade and consumer promotion expense at the end of the second quarter in fiscal 2007. Our grain inventories increased from $78 million at May 28, 2006 to $150 million at November 26, 2006, compared to an increase from $73 million to $90 million over the same period in fiscal 2006.

During the first twenty-six weeks of fiscal 2007, investments for land, buildings and equipment totaled $149 million compared to $113 million in the first twenty-six weeks last year. We expect to spend approximately $425 to $450 million for capital projects in fiscal 2007.

During the first twenty-six weeks of fiscal 2007, CPW completed the acquisition of the Uncle Tobys cereal business in Australia. We funded our 50 percent share of the purchase price by making additional advances to and equity contributions in CPW totaling $135 million (classified as investments in affiliates, net, on the Consolidated Statements of Cash Flows) and by acquiring a 50 percent beneficial interest in certain intellectual property for $58 million (classified as acquisitions on the Consolidated Statements of Cash Flows).

During the first twenty-six weeks of fiscal 2007, we repurchased 17 million shares of common stock for $890 million. This compares to our repurchase of 16 million shares of common stock for $752 million in the first twenty-six weeks of fiscal 2006.

Our total debt balances were as follows:

In Millions	Nov. 26, 2006	May 28, 2006

Notes payable	$2,678	$1,503
Current portion of long-term debt	1,739	2,131
Long-term debt	2,241	2,415

Total Debt	$6,658	$6,049

Our notes payable balance increased $1,175 million from May 28, 2006 to November 26, 2006, primarily to refinance the payment at maturity of $500 million of our long-term debt in October 2006, share repurchases and our higher level of working capital during the first twenty-six weeks of fiscal 2007. Notes payable increased $1,782 million to $2,081 million in the first twenty-six weeks of fiscal 2006. As of November 26, 2006, our zero coupon convertible debentures are included in the current portion of long-term debt based on the put rights of the holders.

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada and Europe. Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.1 billion facility expiring in October 2007, a $750 million facility expiring in January 2009, and a $1.1 billion facility expiring in October 2010. As of November 26, 2006, we had no outstanding borrowings under these facilities.

During the first twenty-six weeks of fiscal 2007, we entered into $600 million of pay-fixed, forward-starting interest rate swaps with an average fixed-rate of 5.7 percent in anticipation of fixed-rate debt refinancing that we expect to occur later in fiscal 2007.

We have $1.7 billion of long-term debt maturing in the next 12 months and classified as current. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

In October 2004, Lehman Brothers Holdings Inc. issued $750 million of notes which are mandatorily exchangeable for shares of our common stock. In connection with the issuance of those notes, an affiliate of Lehman Brothers entered into a forward purchase contract with us, under which we are obligated to deliver to such affiliate between 14 million and 17 million shares of our common stock, subject to adjustment under certain circumstances. These shares will be deliverable by us in October 2007, in exchange for the $750 million in cash or, in certain circumstances, securities of an affiliate of Lehman Brothers.

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the twenty-six week period ended November 26, 2006.

On December 11, 2006, our Board of Directors approved an increase in our quarterly dividend to 37 cents per share, payable on February 1, 2007, to shareholders of record on January 10, 2007. The previous quarterly dividend rate of 35 cents per share was established with the August 1, 2006 payment. During the first twenty-six weeks of fiscal 2007, we paid $247 million in dividends.

On December 11, 2006, our Board of Directors also approved a new authorization for us to repurchase up to 75 million shares of our common stock. This replaces the prior authorization which permitted us to repurchase shares up to a treasury share balance of 170 million. Purchases under the new authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans and accelerated repurchase programs. The authorization has no pre-established termination date.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting estimates are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 28, 2006. The accounting policies used in preparing our interim fiscal 2007 Consolidated Financial Statements are the same as those described in our Form 10-K, except for the change in accounting principle for stock-based compensation as discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-Q, the change in accounting principle for certain shipping costs as discussed in Note 3 to the Consolidated Financial Statements included in this Form 10-Q, and the reclassifications also discussed in Note 3 to the Consolidated Financial Statements included in this Form 10-Q. In addition, at the beginning of fiscal 2007, we shifted responsibility for several customers from our Bakeries and Foodservice segment to our U.S. Retail segment. All prior year amounts have been reclassified for comparative purposes. See Notes 6 and 15.

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

Valuation of Stock-Based Compensation Awards

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. Stock option grants are made at 100 percent or more of the fair market value of our stock at the date of grant. These awards generally vest over four years and have a ten-year and one-month term. The expense recorded in our Consolidated Financial Statements beginning in fiscal 2007 is based on the fair value of the awards.

We estimate the fair value of each option on the grant date using the Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the term of the option. If all other assumptions were held constant, a one percentage point increase or decrease in our current period volatility assumption would increase or decrease the grant-date fair value of our option grants by approximately 4 percent, or $1 million, in the twenty-six weeks ended November 26, 2006.

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

Finite and indefinite-lived assets, primarily intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso and Häagen-Dazs brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In December 2006, we completed our fiscal 2007 assessment of our brand intangibles as of December 1, 2006. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: (1) projected revenues from our annual long-range plan, (2) assumed royalty rates which could be payable if we did not own the brands, and (3) a discount rate. All brand intangibles had fair values in excess of their carrying values by at least 20 percent, except for the Pillsbury brand, which we estimated had a fair value less than three percent higher than its carrying value. This brand comprises nearly one-half of our total indefinite-lived intangible assets.

If the growth rate for the global revenue from all uses of the Pillsbury brand decreases 50 basis points from the current planned growth rate, fair value would be reduced by approximately $165 million, assuming all other components of the fair value estimate remain unchanged. If the assumed royalty rate for all uses of the Pillsbury brand decreases by 50 basis points, fair value would be reduced by approximately $130 million, assuming all other components of the fair value estimate remain unchanged. If the applicable discount rate increases by 50 basis points, fair value of the Pillsbury brand would be reduced by approximately $175 million, assuming all other components of the fair value estimate remain unchanged.

Income Taxes

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate and involves management judgment as to the ultimate resolution of any tax issues. We accrue liabilities in current income taxes payable for potential assessments related to uncertain tax positions in a variety of taxing jurisdictions. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open tax issues are not dissimilar in size or substance from historical items, except for the accounting for losses recorded as part of our acquisition of The Pillsbury Company. Management currently believes that the ultimate resolution of these matters, including the accounting for losses recorded as part of our acquisition of The Pillsbury Company, will not have a material effect on our business, financial condition, results of operations, or liquidity.

Pension and Other Postretirement Benefits

The accounting for pension and other postretirement liabilities requires the estimation of several critical factors. The assumptions used in the determination of those liabilities are described on pages 22 and 23 of our Annual Report on Form 10-K for the year ended May 28, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for us in the fourth quarter of fiscal 2007. We are evaluating the impact of SFAS 158 on our results of operations and financial condition and estimate that we will record a reduction of accumulated other comprehensive income of approximately $600 million after-tax associated with our domestic defined benefit plans, assuming a discount rate of 6 percent and a rate of return on plan assets of 9.6 percent. We have no restrictive covenants that will be affected by this charge.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We are evaluating the impact of SFAS 157 on our results of operations and financial condition.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 provides interpretive guidance on the process and diversity in practice of quantifying financial statement misstatements resulting in the potential carryover of improper amounts on the balance sheet.  The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for us in the first quarter of fiscal 2008. We do not believe that the adoption of SAB 108 will have a material impact on our results of operations or financial condition.

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

Our future results could be affected by a variety of factors, such as:

•	Competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions and promotional activities of our competitors;

•	Economic conditions, including changes in inflation rates, interest rates or tax rates;

•	Product development and innovation;

•	Consumer acceptance of new products and product improvements;

•	Consumer reaction to pricing actions and changes in promotion levels;

•	Acquisitions or dispositions of businesses or assets;

•	Changes in capital structure;

•	Changes in laws and regulations, including labeling and advertising regulations;

•	Impairments in the carrying value of goodwill or other intangibles;

•	Changes in accounting standards and the impact of significant accounting estimates;

•	Product quality and safety issues, including recalls and product liability;

•	Changes in customer demand for our products;

•	Effectiveness of advertising, marketing and promotional programs;

•	Changes in consumer behavior, trends and preferences, including weight loss trends;

•	Consumer perception of health-related issues, including obesity;

•	Consolidation in the retail environment;

•	Changes in purchasing and inventory levels of significant customers;

•	Fluctuations in the cost and availability of supply chain resources, including raw materials, packaging and energy;

•	Disruptions or inefficiencies in the supply chain;

•	Benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities;

•	Resolution of uncertain income tax matters;

•	Foreign economic conditions, including currency rate fluctuations; and

•	Political unrest in foreign markets and economic uncertainty due to terrorism or war.

You should also consider the risk factors that we identify on pages 7 through 10 of our Annual Report on Form 10-K for the year ended May 28, 2006, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect future events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended November 26, 2006, except for interest rate instruments which increased by $2 million during the quarter as a result of increases in our forward starting interest rate swaps hedging future debt issuances. For additional information, see Item 7A of our Annual Report on Form 10-K for the year ended May 28, 2006.

Item 4.    Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). We have determined that our policies and procedures requiring an annual impairment assessment of goodwill and other indefinite-lived intangible assets on a combined basis were ineffective for the separate annual impairment assessment of our brand intangibles, as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting as of November 26, 2006. Solely as a result of the aforementioned material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 26, 2006. As of January 4, 2007, we believe we have remediated the material weakness by changing our policies and procedures to require the performance of a separate annual impairment assessment of the brand intangibles, and we have completed that assessment. Our assessments for fiscal years 2004, 2005, 2006 and 2007 have confirmed that the fair value of brand intangibles exceeded their carrying value in all years. Therefore, there were no changes to our consolidated financial statements presented in this report, in our Quarterly Report on Form 10-Q for the period ended August 27, 2006, or in our Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

Except as specifically discussed in the preceding paragraph, there were no changes in our internal control over financial reporting during our fiscal quarter ended November 26, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the three fiscal months ended November 26, 2006.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased under the Programs (b)

Aug. 28, 2006 – Oct. 1, 2006	2,881,075	$52.87	—	—

Oct. 2, 2006 – Oct. 29, 2006	22,896	$55.57	—	—

Oct. 30, 2006 – No. 26, 2006	18,300	$55.57	—	—

Total	2,922,271	$52.91	—	75,000,000

(a)	The total number of shares purchased includes: (i) 55,700 shares purchased from the ESOP fund of our 401(k) savings plan, (ii) 15,071 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock, and (iii) 2,851,500 shares purchased on the open market.

(b)	On December 11, 2006, our Board of Directors approved and we announced a new authorization for the repurchase of up to 75 million shares of our common stock. This replaces the prior authorization which permitted us to repurchase shares up to a treasury share balance of 170 million. Purchases under the new authorization can be made in the open market or in privately negotiated transactions, including the use of call options, other derivative instruments, Rule 10b5-1 trading plans and accelerated repurchase programs. The Board did not specify a time period or an expiration date for the authorization.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders was held on September 25, 2006.

(b)	All 13 directors nominated were elected at the Annual Meeting.

(c)	For the election of directors, the results were as follows:

Paul Danos	For	299,831,397
	Withheld	4,595,046

William T. Esrey	For	277,518,393
	Withheld	26,908,050

Raymond V. Gilmartin	For	299,180,681
	Withheld	5,245,762

Judith Richards Hope	For	278,752,869
	Withheld	25,673,574

Heidi G. Miller	For	299,439,626
	Withheld	4,986,817

Hilda Ochoa-Brillembourg	For	293,597,101
	Withheld	10,829,342

Steve Odland	For	301,121,401
	Withheld	3,305,042

Kendall J. Powell	For	298,360,747
	Withheld	6,065,696

Michael D. Rose	For	274,770,840
	Withheld	29,655,603

Robert L. Ryan	For	299,781,353
	Withheld	4,645,090

Stephen W. Sanger	For	297,055,307
	Withheld	7,371,136

A. Michael Spence	For	294,350,274
	Withheld	10,076,169

Dorothy A. Terrell	For	279,814,990
	Withheld	24,611,453

The appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2007 was ratified:

For:	274,481,094
Against:	26,661,337
Abstain:	3,284,012

The 2006 Compensation Plan for Non-Employee Directors was adopted:

For:	192,716,003
Against:	70,542,541
Abstain:	3,536,401
Broker Non-Vote:	37,631,498

A shareholder proposal regarding the labeling of genetically engineered food products was not approved:

For:	12,882,343
Against:	226,998,159
Abstain:	26,916,760
Broker Non-Vote:	37,629,181

Item 6.    Exhibits.

Exhibit 10.1	General Mills, Inc. 2005 Stock Compensation Plan, as amended to date.

Exhibit 10.2	General Mills, Inc. 2006 Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 26, 2006).

Exhibit 10.3	Amended and Restated Credit Agreement, dated as of October 17, 2006, among General Mills, Inc., the several financial institutions from time to time party to the agreement and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2006).

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.

(Registrant)
Dated:	January 5, 2007	By:	/s/ S. S. Marshall

S. S. Marshall Senior Vice President, General Counsel and Secretary

Dated:	January 5, 2007	By:	/s/ K. L. Thome

Senior Vice President, Financial Operations (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	General Mills, Inc. 2005 Stock Compensation Plan, as amended to date.
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.