Form 10-K/A
period 2006-05-28
GENERAL MILLS INC
filed 2007-01-08
CIK 40704

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

In the Annual Report of General Mills, Inc. on Form 10-K for the fiscal year ended May 28, 2006 (the Initial Report), management provided a report that concluded that our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was effective as of May 28, 2006. We subsequently have determined that our policies and procedures requiring an annual impairment assessment of goodwill and other indefinite-lived intangible assets on a combined basis were ineffective for the separate annual impairment assessment of our brand intangibles, as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting as of May 28, 2006. As of January 4, 2007, we believe we have remediated the material weakness by changing our policies and procedures to require the performance of a separate annual impairment assessment of the brand intangibles, and we have completed that assessment.

        We have completed the required annual impairment assessment for fiscal years 2004, 2005 and 2006, and confirmed that the fair value of brand intangibles exceeded their carrying value in all years. Therefore, the material weakness identified above did not result in any changes to our consolidated financial statements presented in the Initial Report or to our consolidated financial statements for any other period.

        We are filing this Amendment No. 1 on Form 10-K/A (Amendment No. 1) to:

•	restate Management’s Report on Internal Control Over Financial Reporting, and amend management's assessment of the effectiveness of our disclosure controls and procedures;

•	file a restated Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting; and

•	file certain exhibits required with this Amendment No. 1.

        Our consolidated financial statements and the notes thereto, the Report of Management Responsibilities and the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Related Financial Statement Schedule included in Item 8 of this Amendment No. 1 are unchanged from the Initial Report, and no other information contained in the Initial Report is amended or updated by this Amendment No. 1.

        Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 8 and Item 9A of Part II of the Initial Report are hereby deleted in their entirety and replaced with the Item 8 and Item 9A included herein. Item 15 of Part IV of the Initial Report is also hereby deleted in its entirety and replaced with the Item 15 included herein.

        The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Initial Report and does not modify or update the disclosures therein, except as specifically identified above. Significant developments with respect to those disclosures, as well as other changes in our business, have occurred and are described in filings we have made with the Securities and Exchange Commission after filing the Initial Report.

Part II

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS RESTATED)

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

    Based on our assessment using the criteria set forth by COSO in Internal Control—Integrated Framework, management originally included a report in our Annual Report on Form 10-K for the fiscal year ended May 28, 2006, that concluded that our internal control over financial reporting was effective as of May 28, 2006. We subsequently have determined that our policies and procedures requiring an annual impairment assessment of goodwill and other indefinite-lived intangible assets on a combined basis were ineffective for the separate annual impairment assessment of our brand intangibles, as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting as of May 28, 2006. As a result of the material weakness, there is more than a remote likelihood that a material misstatement in our annual or interim financial statements would not be prevented or detected. However, the material weakness did not result in a restatement of our consolidated financial statements presented in this Annual Report on Form 10-K/A.

    Solely because of the material weakness in our internal control over financial reporting described above, management has, as of the date of this report, restated its assessment and has now concluded that our internal control over financial reporting was not effective as of May 28, 2006.

    KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in the Annual Report on Form 10-K/A for the fiscal year ended May 28, 2006, has issued an audit report on management’s restated assessment of the effectiveness of our internal control over financial reporting as of May 28, 2006.

S. W. Sanger Chairman of the Board and Chief Executive Officer	J. A. Lawrence Vice Chairman and Chief Financial Officer

January 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
General Mills, Inc.:

We have audited management’s restated assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as Restated), that General Mills, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of May 28, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Company’s policies and procedures requiring an annual impairment assessment of goodwill and other indefinite-lived intangible assets on a combined basis were ineffective for the separate annual impairment assessment of its brand intangibles, as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company concluded that it had a material weakness in its internal control over financial reporting as of May 28, 2006. As a result of the material weakness, there is more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements would not be prevented or detected.

As stated in the second and third paragraphs of Management’s Report on Internal Control over Financial Reporting (as Restated), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 28, 2006 has been restated to reflect the impact of the aforementioned material weakness in internal control over financial reporting. Accordingly, we have restated our report on internal control over financial reporting to include this material weakness.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 28, 2006 and May 29, 2005 and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended May 28, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements for the fiscal year ended May 28, 2006, and this report does not affect our report dated July 27, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that General Mills, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of May 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, General Mills, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of May 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Minneapolis, Minnesota
July 27, 2006, except as to the second and third paragraphs of Management’s Report on
Internal Control over Financial Reporting (as Restated) which are as of January 5, 2007

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of May 28, 2006. Based on our initial evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 28, 2006. We subsequently have determined that our policies and procedures requiring an annual impairment assessment of goodwill and other indefinite-lived intangible assets on a combined basis were ineffective for the separate annual impairment assessment of our brand intangibles, as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting as of May 28, 2006. Solely as a result of the aforementioned material weakness, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of May 28, 2006. As of January 4, 2007, we believe we have remediated the material weakness by changing our policies and procedures to require the performance of a separate annual impairment assessment of the brand intangibles, and we have completed that assessment. Our assessments for fiscal years 2004, 2005 and 2006 have confirmed that the fair value of brand intangibles exceeded their carrying value in all years. Therefore, there were no changes to our consolidated financial statements presented in this report.

    There were no changes in our internal control over financial reporting during our fiscal quarter ended May 28, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Consolidated Balance Sheets at May 28, 2006, and May 29, 2005.
Consolidated Statements of Cash Flows for the Fiscal Years Ended May 28, 2006; May 29, 2005; and May 30, 2004.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended May 28, 2006; May 29, 2005; and May 30, 2004.
Notes to Consolidated Financial Statements.
Management’s Report on Internal Control Over Financial Reporting (as Restated).
Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting.
Report of Management Responsibilities.
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Related Financial Statement Schedule.

2.	Financial Statement Schedule:
For the Fiscal Years Ended May 28, 2006; May 29, 2005; and May 30, 2004:
II — Valuation and Qualifying Accounts

3.	Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 16, 2000, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed July 20, 2000).
2.2	First Amendment to Agreement and Plan of Merger, dated as of April 12, 2001, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed April 13, 2001).
2.3	Second Amendment to Agreement and Plan of Merger, dated as of October 31, 2001, by and among the Registrant, General Mills North American Businesses, Inc., Diageo plc and The Pillsbury Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed November 2, 2001).
3.1	Restated Certificate of Incorporation of the Registrant, as amended to date (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
3.2	By-Laws of the Registrant, as amended to date (incorporated herein by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
4.1	Indenture, dated as of July 1, 1982, between the Registrant and U.S. Bank Trust National Association (f.k.a. Continental Illinois National Bank and Trust Company), as amended by Supplemental Indentures Nos. 1 through 8 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
4.2	Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank Trust National Association (f.k.a. First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).

Exhibit No.	Description

4.3	Indenture, dated as of September 23, 1994, among Ralcorp Holdings, Inc., Beech-Nut Nutrition Corporation, Bremner, Inc., Keystone Resorts Management, Inc., Ralston Foods, Inc. and The First National Bank of Chicago, as amended by the First Supplemental Indenture, dated as of January 31, 1997, by and among Ralcorp Holdings, Inc., the Registrant and The First National Bank of Chicago (incorporated herein by reference to Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
4.4	Indenture, dated as of October 28, 2002, between the Registrant and BNY Midwest Trust Company (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.5	Form of 5 1/8 percent Note due 2007 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed February 21, 2002).
4.6	Form of 6 percent Note due 2012 (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed February 21, 2002).
4.7	Form of Zero Coupon Convertible Senior Debenture due 2022 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed November 12, 2002).
4.8	Third Amended and Restated Limited Liability Company Agreement of General Mills Cereals, LLC, dated as of October 8, 2004, by and among GM Cereals Operations, Inc., RBDB, INC., The Pillsbury Company, GM Class B, Inc. and GM Cereals Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
4.9	Dividend Restriction Agreement, dated as of October 8, 2004, between the Registrant and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
4.10	Amended and Restated Exchange Agreement, dated as of November 29, 2004, by and between the Registrant and Capital Trust (incorporated herein by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
4.11	First Supplemental Indenture, dated as of September 14, 2005, between the Registrant and BNY Midwest Trust Company (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed September 15, 2005).
4.12	Second Supplemental Indenture, dated as of December 12, 2005, between the Registrant and BNY Midwest Trust Company (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed December 13, 2005).
4.13	Notice of Irrevocable Election, dated December 12, 2005, to Holders of the Registrant’s Zero Coupon Convertible Senior Debentures Due 2022 (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed December 13, 2005).
10.1*	Annual Retainer for Directors (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 16, 2005).
10.2*	1998 Employee Stock Plan, as amended to date (incorporated herein by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
10.3*	Amended and Restated Executive Incentive Plan, as amended to date (incorporated herein by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10.4*	Form of Management Continuity Agreement (incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
10.5*	Supplemental Retirement Plan, as amended (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.6*	Executive Survivor Income Plan, as amended to date (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10.7*	Executive Health Plan, as amended to date (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 24, 2002).
10.8*	Supplemental Savings Plan, as amended (incorporated herein by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.9*	1996 Compensation Plan for Non-Employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999).
10.10*	1995 Salary Replacement Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

Exhibit No.	Description

10.11*	Deferred Compensation Plan, as amended to date (incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003).
10.12*	Supplemental Benefits Trust Agreement, amended and restated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10.13*	Supplemental Benefits Trust Agreement, dated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10.14	Agreements, dated November 29, 1989, by and between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.15	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
10.16	Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).
10.17	Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.18*	1990 Salary Replacement Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10.19*	Stock Option and Long-Term Incentive Plan of 1993, as amended to date (incorporated herein by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.20*	1998 Senior Management Stock Plan, as amended to date (incorporated herein by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003).
10.21*	2001 Compensation Plan for Non-Employee Directors, as amended to date (incorporated herein by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2003).
10.22*	2003 Stock Compensation Plan (incorporated herein by reference to Exhibit 4 to Registrant’s Form S-8 Registration Statement filed September 23, 2003 (File no. 333-109050)).
10.23	Forward Purchase Contract, dated as of October 8, 2004, between the Registrant and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
10.24	Five-Year Credit Agreement, dated as of January 20, 2004, among the Registrant, the several financial institutions from time to time party to the Agreement, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC and Citibank N.A., as Documentation Agents (incorporated herein by reference to Exhibit 99.2 to Registrant’s Report on Form 8-K filed February 12, 2004).
10.25	364-Day Credit Agreement, dated as of October 21, 2005, among the Registrant, the several financial institutions from time to time party to the agreement and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed October 25, 2005).
10.26	Five-Year Credit Agreement, dated as of October 21, 2005, among the Registrant, the several financial institutions from time to time party to the agreement and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed October 25, 2005).
10.27*	2005 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed September 28, 2005).
10.28*	Amendment to General Mills, Inc. Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 2006).
10.29*	Amendment to General Mills, Inc. Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 2006).
12+	Computation of Ratio of Earnings to Fixed Charges.

Exhibit No.	Description

21+	List of Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15 of Form 10-K.
+	Previously filed with the Initial Report.

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
Dated: January 5, 2007

By: /s/ Siri S. Marshall
Siri S. Marshall Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Paul Danos	Director	January 5, 2007

* William T. Esrey	Director	January 5, 2007

* Raymond V. Gilmartin	Director	January 5, 2007

* Judith Richards Hope	Director	January 5, 2007

* Heidi G. Miller	Director	January 5, 2007

* Hilda Ochoa-Brillembourg	Director	January 5, 2007

* Steve Odland	Director	January 5, 2007

* Kendall J. Powell	President, Chief Operating Officer and Director	January 5, 2007

* Michael D. Rose	Director	January 5, 2007

* Robert L. Ryan	Director	January 5, 2007

/s/ Stephen W. Sanger Stephen W. Sanger	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	January 5, 2007

* A. Michael Spence	Director	January 5, 2007

Signature	Title	Date

* Dorothy A. Terrell	Director	January 5, 2007

/s/ James A. Lawrence James A. Lawrence	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	January 5, 2007

/s/ Kenneth L. Thome Kenneth L. Thome	Senior Vice President, Financial Operations (Principal Accounting Officer)	January 5, 2007

*By:	/s/ Siri S. Marshall
Siri S. Marshall Attorney-in-Fact

Exhibit Index

Exhibit No.	Description
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.