Form 10-Q/A
period 2006-08-27
GENERAL MILLS INC
filed 2007-01-08
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

In the Quarterly Report of General Mills, Inc. on Form 10-Q for the fiscal quarter ended August 27, 2006 (the Initial Report), management concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of August 27, 2006. We subsequently have determined that our policies and procedures requiring an annual impairment assessment of goodwill and other indefinite-lived intangible assets on a combined basis were ineffective for the separate annual impairment assessment of our brand intangibles, as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting as of August 27, 2006. As of January 4, 2007, we believe we have remediated the material weakness by changing our policies and procedures to require the performance of a separate annual impairment assessment of the brand intangibles, and we have completed that assessment.

We have completed the required annual impairment assessment for fiscal years 2004, 2005, 2006 and 2007, and confirmed that the fair value of brand intangibles exceeded their carrying value in all years. Therefore, the material weakness identified above did not result in any changes to our consolidated financial statements presented in the Initial Report or to our consolidated financial statements for any other period.

As a result of our determination that a material weakness existed as of August 27, 2006, we are filing this Amendment No. 1 on Form 10-Q/A (Amendment No. 1) to reflect a change in management’s assessment of our disclosure controls and procedures as of August 27, 2006.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 4 of Part I of the Initial Report is hereby deleted in its entirety and replaced with the Item 4 included herein. Item 6 of Part II of the Initial Report is also hereby deleted in its entirety and replaced with the Item 6 included herein.

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

Part I.   FINANCIAL INFORMATION

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of August 27, 2006. Based on our initial evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 27, 2006. We subsequently have determined that our policies and procedures requiring an annual impairment assessment of goodwill and other indefinite-lived intangible assets on a combined basis were ineffective for the separate annual impairment assessment of our brand intangibles, as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting as of August 27, 2006. Solely as a result of the aforementioned material weakness, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of August 27, 2006. As of January 4, 2007, we believe we have remediated the material weakness by changing our policies and procedures to require the performance of a separate annual impairment assessment of the brand intangibles, and we have completed that assessment. Our assessments for fiscal years 2004, 2005, 2006 and 2007 have confirmed that the fair value of brand intangibles exceeded their carrying value in all years. Therefore, there were no changes to our consolidated financial statements presented in this report or in our Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

There were no changes in our internal control over financial reporting during our fiscal quarter ended August 27, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits.

Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 18*	Preferability Letter from Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the Initial Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.

(Registrant)
Date:	January 5, 2007	/s/ S. S. Marshall

S. S. Marshall Senior Vice President, General Counsel and Secretary

Date:	January 5, 2007	/s/ K. L. Thome

K. L. Thome Senior Vice President, Financial Operations (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.