Form 10-Q
period 2007-02-25
GENERAL MILLS INC
filed 2007-03-30
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 1-1185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0274440 (I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, MN (Mail: P.O. Box 1113) (Address of principal executive offices)	55426 (Mail: 55440) (Zip Code)

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

As of March 26, 2007, General Mills had 346,363,303 shares of its $.10 par value common stock outstanding (excluding 155,943,361 shares held in treasury).

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In Millions, Except per Share Data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006

Net Sales	$3,054	$2,877	$9,381	$8,849

Cost of sales	1,982	1,891	5,966	5,667
Selling, general and administrative	585	528	1,765	1,619
Restructuring and other exit costs (income)	1	5	(2)	16

Operating Profit	486	453	1,652	1,547

Interest expense, net	107	100	322	294
Earnings before Income Taxes and After-tax Earnings from Joint Ventures	379	353	1,330	1,253

Income Taxes	127	123	468	442

After-tax Earnings from Joint Ventures	16	16	58	57

Net Earnings	$268	$246	$920	$868

Earnings per Share – Basic	$.77	$.69	$2.65	$2.42

Earnings per Share – Diluted	$.74	$.68	$2.55	$2.29

Dividends per Share	$.37	$.34	$1.07	$1.00

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	Feb. 25, 2007	May 28, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$476	$647
Receivables	1,208	1,076
Inventories	1,225	1,055
Prepaid expenses and other current assets	211	216
Deferred income taxes	148	182
Total Current Assets	3,268	3,176

Land, Buildings and Equipment, at Cost	5,951	5,806
Less accumulated depreciation	(3,040)	(2,809)
Net Land, Buildings and Equipment	2,911	2,997
Goodwill	6,788	6,652
Other Intangible Assets	3,685	3,607
Other Assets	2,014	1,775

Total Assets	$18,666	$18,207

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$658	$708
Current portion of long-term debt	845	2,131
Notes payable	2,177	1,503
Other current liabilities	1,969	1,796
Total Current Liabilities	5,649	6,138
Long-term Debt	3,165	2,415
Deferred Income Taxes	1,808	1,822
Other Liabilities	945	924
Total Liabilities	11,567	11,299

Minority Interests	1,138	1,136

Stockholders’ Equity:

Common stock, 502 shares issued, $.10 par value	50	50
Additional paid-in capital	5,803	5,653
Retained earnings	5,650	5,107
Common stock in treasury, at cost, shares of 156 and 146, respectively	(5,807)	(5,163)
Accumulated other comprehensive income	265	125
Total Stockholders’ Equity	5,961	5,772

Total Liabilities and Equity	$18,666	$18,207

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In Millions)

	Thirty-nine Weeks Ended
	Feb. 25, 2007	Feb. 26, 2006
Cash Flows – Operating Activities
Net earnings	$920	$868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	313	317
Stock-based compensation	105	33
After-tax earnings from joint ventures	(58)	(57)
Tax benefit on exercised options	—	21
Deferred income taxes	13	—
Changes in current assets and liabilities	(125)	(26)
Distributions of joint venture earnings	18	32
Pension and other postretirement costs	(20)	(17)
Restructuring and other exit costs	(2)	16
Other, net	(11)	41
Net Cash Provided by Operating Activities	1,153	1,228

Cash Flows – Investing Activities
Purchases of land, buildings and equipment	(249)	(191)
Acquisitions	(82)	(10)
Investments in affiliates, net	(108)	4
Proceeds from divestitures	14	—
Proceeds from disposal of land, buildings and equipment	12	4
Other, net	(2)	(28)
Net Cash Used by Investing Activities	(415)	(221)

Cash Flows – Financing Activities
Change in notes payable	656	1,503
Issuance of long-term debt	1,500	—
Payment of long-term debt	(2,049)	(1,344)
Common stock issued	217	85
Tax benefit on exercised options	47	—
Purchases of common stock for treasury	(895)	(806)
Dividends paid	(377)	(363)
Other, net	(8)	(2)
Net Cash Used by Financing Activities	(909)	(927)

Increase (decrease) in Cash and Cash Equivalents	(171)	80
Cash and Cash Equivalents – Beginning of Year	647	573
Cash and Cash Equivalents – End of Period	$476	$653

Cash Flows from Changes in Current Assets and Liabilities:
Receivables	$(129)	$(62)
Inventories	(175)	(129)
Prepaid expenses and other current assets	9	8
Accounts payable	(56)	(74)
Other current liabilities	226	231
Changes in Current Assets and Liabilities	$(125)	$(26)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, or the Company) and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen and thirty-nine weeks ended February 25, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2007.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the year ended May 28, 2006, as amended by Amendment No. 1 on Form 10-K/A filed January 8, 2007, and the Form 8-K filed on January 16, 2007 (the Form 8-K). The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 1 to the Consolidated Financial Statements in that Form 10-K, except as disclosed in Notes 2 and 3 below. Certain prior years’ amounts have also been reclassified to conform to the current year presentation as disclosed in Note 3 below and in our Form 8-K.

During the third quarter of fiscal 2007, we changed the timing of our annual goodwill impairment testing from the first day of our fiscal year to December 1. During fiscal 2007, we performed this annual impairment test on May 29, 2006, and again on December 1, 2006. This accounting change is preferable in the circumstances because moving the date of our annual goodwill impairment testing into the third quarter better aligns this impairment test with the timing of the presentation of our strategic plan to the Board of Directors.

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

Options may be priced at 100 percent or more of the fair market value of our stock on the date of grant, and generally vest four years after the date of grant. Options generally expire 10 years and one month after the date of grant. The 2006 Compensation Plan for Non-Employee Directors (2006 Director Plan) allows each non-employee director to receive upon election and re-election to the Board of Directors options to purchase shares of common stock that generally vest one year, and expire 10 years, after the date of grant.

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

Effective May 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised) “Share-Based Payment” (SFAS 123R), which changed the accounting for compensation expense associated with stock options, restricted stock awards, and other forms of equity compensation. We elected the modified prospective transition method as permitted by SFAS 123R; accordingly, results from prior periods have not been restated. Under this method, stock-based compensation expense for the thirteen and thirty-nine weeks ended February 25, 2007, includes quarterly amortization related to the remaining unvested portion of all equity compensation awards granted prior to May 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and quarterly amortization related to all equity compensation awards granted on or subsequent to May 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

The compensation expense related to share-based payments recognized in selling, general and administrative expense in the Consolidated Statements of Earnings for the thirteen and thirty-nine weeks ended February 25, 2007, was $24 million and $105 million, respectively. The impact of adoption of SFAS 123R was an incremental expense of $9 million ($6 million after-tax or $0.02 cents per diluted share) in the thirteen weeks ended February 25, 2007 and $61 million ($38 million after-tax or $0.11 cents per diluted share) in the thirty-nine weeks ended February 25, 2007.

Amounts for the thirteen and thirty-nine weeks ended February 26, 2006 are presented in the table below in accordance with SFAS 123. Stock-based employee compensation expense is principally related to restricted stock unit awards; stock-based employee compensation expense included in pro forma amounts also reflects expenses related to stock option grants.

In Millions, except per share data	Thirteen Weeks Ended Feb. 26, 2006	Thirty-nine Weeks Ended Feb. 26, 2006

Net earnings, as reported	$246	$868

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	8	22

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12)	(37)
Pro forma net earnings	$242	$853

Earnings per share:
Basic – as reported	$.69	$2.42
Basic – pro forma	$.68	$2.38

Diluted – as reported	$.68	$2.29
Diluted – pro forma	$.66	$2.24

Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows. In accordance with SFAS 123R, the presentation of our Consolidated Statements of Cash Flows beginning in fiscal 2007 has changed to report the excess tax benefits from the exercise of the stock options as financing cash flows. This amount totaled $47 million for the thirty-nine weeks ended February 25, 2007.

Net cash proceeds from the exercise of stock options were $75 million for the thirteen weeks ended February 25, 2007, and $33 million for the thirteen weeks ended February 26, 2006. Net cash proceeds from the exercise of stock options were $226 million for the thirty-nine weeks ended February 25, 2007, and $89 million for the thirty-nine weeks ended February 26, 2006.

The weighted-average grant-date fair values of stock options granted during the thirty-nine weeks ended February 25, 2007, were estimated at $10.74 per share, and during the thirty-nine weeks ended February 26, 2006, were estimated at $8.04 per share using the Black-Scholes option-pricing model with the following assumptions:

Thirty-nine Weeks Ended	Feb. 25, 2007	Feb. 26, 2006
Risk-free interest rate	5.3%	4.3%
Expected term	8 years	7 years
Expected volatility	19.7%	20.0%
Expected dividend growth rate	9.2%	10.2%

Information on stock option activity follows:

	Shares (thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at May 28, 2006	58,203	$41.45
Granted	5,285	$51.34
Exercised	(6,756)	$36.85
Forfeited or expired	(230)	$46.12
Outstanding at Feb. 25, 2007	56,502	$42.90	4.81	$807
Exercisable at Feb. 25, 2007	42,159	$41.07	3.69	$679

The intrinsic value of options exercised was $35 million during the thirteen weeks ended February 25, 2007, and $122 million during the thirty-nine weeks ended February 25, 2007. The intrinsic value of options exercised was $17 million during the thirteen weeks ended February 26, 2006, and $54 million during the thirty-nine weeks ended February 26, 2006.

Information on restricted stock unit activity follows:

	Shares (thousands)	Weighted- average grant-date fair value
Non-vested at May 28, 2006	3,672	$46.87
Granted	1,704	51.47
Vested	(458)	45.62
Forfeited	(124)	48.02
Non-vested at Feb. 25, 2007	4,794	$48.60

The total grant-date fair value of restricted stock unit awards which vested in the first thirty-nine weeks of fiscal 2007 was $21 million. The total grant-date fair value of restricted stock unit awards which vested in the first thirty-nine weeks of fiscal 2006 was $30 million.

At February 25, 2007, unrecognized compensation costs related to non-vested stock options and restricted stock units was $162 million. This cost will be recognized as a reduction of earnings over thirty-three months, on average.

(3) Reclassifications

At the beginning of fiscal 2007, we made certain changes in the classifications of revenues and expenses, balance sheet liabilities, and cash flows from joint ventures. We have reclassified previously reported Consolidated Statements of Earnings, Consolidated Balance Sheets and Consolidated Statements of Cash Flows to conform to the current year presentation. These reclassifications had no effect on previously reported net earnings. On January 16, 2007, we filed a Form 8-K to recast all historical financial information previously presented in our Annual Report on Form 10-K for the year ended May 28, 2006, to reflect the reclassifications disclosed below for all prior periods.

We made a change in accounting principle to classify shipping costs associated with the distribution of finished products to our customers as cost of sales (previously recorded in selling, general and administrative expense). We made the change in principle because we believe the classification of these shipping costs in cost of sales better reflects the cost of producing and distributing our products and aligns our external financial reporting with the results we use internally to evaluate segment operating performance. The impact of this change in principle was an increase to cost of sales of $119 million in the thirteen weeks ended February 26, 2006 and $359 million in the thirty-nine weeks ended February 26, 2006.

We also reclassified certain trade-related costs and customer allowances as cost of sales or selling, general and administrative expense (previously recorded as reductions of net sales); and royalties from a joint venture to after-tax earnings from joint ventures (previously recorded as a reduction of selling, general and administrative expense (SG&A)). The impact of these reclassifications in the thirteen weeks ended February 26, 2006, was an increase to net sales of $17 million, an increase in cost of sales of $27 million, a decrease in SG&A of $7 million, a decrease in income taxes of $2 million and an increase in earnings of joint ventures after taxes of $1 million. The impact of these reclassifications in the thirty-nine weeks ended February 26, 2006, was an increase to net sales of $54 million, an increase in cost of sales of $78 million, a decrease in SG&A of $18 million, a decrease in income taxes of $2 million and an increase in earnings of joint ventures after taxes of $4 million.

We also reclassified certain liabilities, including trade and consumer promotion accruals, from accounts payable to other current liabilities, and we classified certain distributions from joint ventures as operating cash flows (previously reported as investing cash flows). The impact of these reclassifications was a decrease to accounts payable of $443 million at May 28, 2006, and an increase to cash flows from operations of $32 million in the thirty-nine weeks ended February 26, 2006.

(4) Acquisitions

We completed the acquisition of Saxby Bros. Limited, a chilled pastry company in the United Kingdom, for approximately $24 million, of which $21 million was paid in the third quarter of fiscal 2007. This business, which had sales of $24 million in calendar 2006, complements our existing frozen pastry business in the United Kingdom. In addition, we completed an acquisition in Greece for $3 million in the third quarter.

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

(5) Restructuring and Other Exit Costs

In the third quarter of fiscal 2007, we recorded restructuring and other exit costs of $1 million associated with adjustments to restructuring actions previously announced.

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

In the first thirty-nine weeks of fiscal 2007, we recorded income related to restructuring and other exit activities of $2 million. We sold our previously closed plant in San Adrian, Spain, resulting in a gain of $8 million. We incurred a $6 million loss associated with the divestiture of our par-baked bread product line, including its plants in Chelsea, Massachusetts and Tempe, Arizona. Net proceeds received for the par-baked product line were $12 million.

In the first thirty-nine weeks of fiscal 2006, we recorded restructuring and other exit costs of $16 million, consisting of $12 million of charges associated with the closure of the plant in Swedesboro, New Jersey, including $10 million of asset impairment charges recorded in the first and second quarters of fiscal 2006; $2 million related to restructuring at the plant in Allentown, Pennsylvania; and $2 million of charges associated with restructuring actions previously announced.

(6) Goodwill and Other Intangible Assets

During the third quarter of fiscal 2007 as part of our annual goodwill and brand intangible impairment assessments, we reviewed our goodwill and brand intangible allocations by country within the International segment and our joint ventures. The resulting reallocation of these balances across the countries within this segment and to our joint ventures caused changes in the foreign currency translation of the balances. As a result of these changes in foreign currency translation, we increased goodwill by $136 million, other intangibles by $18 million, deferred income taxes by $9 million, and accumulated other comprehensive income by approximately the net of these amounts.

At the beginning of fiscal 2007, we shifted selling responsibility for several customers from our Bakeries and Foodservice segment to our U.S. Retail segment. Goodwill of $216 million previously reported in our Bakeries and Foodservice segment as of May 28, 2006, has now been recorded in the U.S. Retail segment. The changes in our carrying amount of goodwill for the thirty-nine weeks ended February 25, 2007, were as follows:

In Millions	U.S. Retail	International	Bakeries and Foodservice	Joint Ventures	Total

Balance at May 28, 2006	$4,960	$138	$1,201	$353	$6,652
Reclassification for customer shift	216	—	(216)	—	—
Acquisitions	—	26	—	—	26
Divestiture	—	—	(6)	—	(6)
Other activity, primarily foreign currency translation	—	(3)	—	119	116
Balance at Feb. 25, 2007	$5,176	$161	$979	$472	$6,788

The changes in our carrying amount of other intangible assets for the thirty-nine weeks ended February 25, 2007, were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total

Balance at May 28, 2006	$3,175	$420	$12	$3,607
Acquisition of Uncle Tobys	—	—	58	58
Other activity, primarily foreign currency translation	—	19	1	20
Balance at Feb. 25, 2007	$3,175	$439	$71	$3,685

Intangibles arising from recent acquisitions are subject to change pending final determination of fair values.

(7) Inventories

The components of inventories are as follows:

In Millions	Feb. 25, 2007	May 28, 2006
Raw materials, work in process and supplies	$241	$226
Finished goods	934	813
Grain	131	78
Reserve for LIFO valuation method	(81)	(62)
Total Inventories	$1,225	$1,055

(8) Stockholders’ Equity

The following tables provide detail of total comprehensive income:

In Millions	Thirteen Weeks Ended Feb. 25, 2007			Thirteen Weeks Ended Feb. 26, 2006
	Pretax	Tax	Net	Pretax	Tax	Net

Net Earnings			$268			$246

Other Comprehensive Income:
Foreign currency translation adjustments	$142	$—	$142	$9	$—	$9
Other fair value changes:
Securities	2	—	2	1	—	1
Hedge derivatives	31	(11)	20	(4)	1	(3)
Reclassification to earnings:
Hedge derivatives	8	(3)	5	19	(7)	12

Other Comprehensive Income	$183	$(14)	$169	$25	$(6)	$19
Total Comprehensive Income			$437			$265

In Millions	Thirty-nine Weeks Ended Feb. 25, 2007			Thirty-nine Weeks Ended Feb. 26, 2006
	Pretax	Tax	Net	Pretax	Tax	Net

Net Earnings			$920			$868

Other Comprehensive Income:
Foreign currency translation adjustments	$115	$—	$115	$(1)	$—	$(1)
Other fair value changes:
Securities	2	—	2	1	—	1
Hedge derivatives	16	(6)	10	(15)	5	(10)
Pension plan minimum liability	(5)	2	(3)	—	—	—
Reclassification to earnings:
Hedge derivatives	26	(10)	16	27	(11)	16

Other Comprehensive Income	$154	$(14)	$140	$12	$(6)	$6
Total Comprehensive Income			$1,060			$874

The changes in Other Comprehensive Income are primarily non-cash items.

Accumulated Other Comprehensive Income balances, net of tax effects, were as follows:

In Millions	Feb. 25, 2007	May 28, 2006
Foreign currency translation adjustments	$323	$208
Unrealized gain (loss) from:
Securities	4	2
Hedge derivatives	(31)	(57)
Pension plan minimum liability	(31)	(28)
Accumulated Other Comprehensive Income	$265	$125

On March 12, 2007, our Board of Directors approved a quarterly dividend of 37 cents per share, payable on May 1, 2007, to shareholders of record on April 10, 2007.

(9) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In Millions, except per share data	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006
Net earnings – as reported	$268	$246	$920	$868
Interest on contingently convertible debentures, after tax (c)	—	—	—	9
Net earnings for diluted EPS calculation	$268	$246	$920	$877

Average number of common shares – basic EPS	346	355	347	358
Incremental share effect from:
Stock options (a)	11	6	11	7
Restricted stock and restricted stock units (a)	2	2	2	2
Forward purchase contract (b)	1	—	1	—
Contingently convertible debentures (c)	—	1	—	17
Average number of common shares – diluted EPS	360	364	361	384

Earnings per Share – Basic	$.77	$.69	$2.65	$2.42
Earnings per Share – Diluted	$.74	$.68	$2.55	$2.29

(a)

Incremental shares from stock options, restricted stock and restricted stock units are computed by the treasury stock method. Fiscal 2007 incremental shares have been calculated in accordance with SFAS 123R; fiscal 2006 shares were calculated in accordance with APB 25. At February 25, 2007, 5 million shares from stock options and restricted stock units were excluded from our computation of diluted EPS for the thirteen weeks ended February 25, 2007, because they were not dilutive. As of the same date, 7 million shares from stock options and restricted stock units were excluded from our computation of diluted EPS for the thirty-nine weeks ended February 25, 2007, because they were not dilutive.

(b)

In October 2004, Lehman Brothers Holdings Inc. issued $750 million of notes which are mandatorily exchangeable for shares of our common stock. In connection with the issuance of those notes, an affiliate of Lehman Brothers entered into a forward purchase contract with us, under which we are obligated to deliver to such affiliate between 14 million and 17 million shares of our common stock, depending upon our share price over the twenty trading days prior to settlement, and subject to adjustment under certain circumstances. These shares will be deliverable by us in October 2007, in exchange for the $750 million in cash or, in certain circumstances, securities of an affiliate of Lehman Brothers. Our average stock price was above the stock price associated with the delivery of 14 million shares during the thirteen weeks ended February 25, 2007, accordingly, the forward contract was dilutive for purposes of our dilutive EPS calculation.

(c)

Shares from zero coupon convertible debentures are reflected using the if-converted method. On December 12, 2005, we completed a consent solicitation and entered into a supplemental indenture related to our zero coupon convertible debentures. We also made an irrevocable election: (i) to satisfy all future obligations to repurchase debentures solely in cash and (ii) to satisfy all future conversions of debentures (a) solely in cash up to an amount equal to the accreted value of the debentures and (b) at our discretion, in cash, stock or a combination of cash and stock to the extent the conversion value of the debentures exceeds the accreted value. As a result of these actions, no shares of common stock underlying the debentures will be considered outstanding after December 12, 2005, for purposes of calculating our diluted EPS unless our average share price for the period is above the accreted value of the debentures.

(10) Notes Payable and Long-Term Debt

The components of notes payable at the end of the respective periods were as follows:

In Millions	Feb. 25, 2007	May 28, 2006
U.S. commercial paper	$911	$713
European commercial paper	1,142	462
Financial institutions	124	328
Total Notes Payable	$2,177	$1,503

In January 2007, we issued $1.0 billion of 5.7 percent fixed rate notes due February 15, 2017 and $500 million of floating rate notes due January 22, 2010. The proceeds of these notes were used to retire $1.5 billion of fixed rate notes which matured in February 2007. We had previously entered into $700 million of pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent in anticipation of this refinancing and are amortizing the loss deferred to accumulated other comprehensive income of $22 million associated with these derivatives to interest expense on a straight-line basis over the life of the fixed rate notes. We expect to reclassify $2 million of the loss to earnings over the next 12 months.

We have several net investments in foreign subsidiaries that are denominated in Euros. We hedge a portion of these net investments by issuing Euro-denominated commercial paper. As of February 25, 2007, we have issued $393 million of such commercial paper and deferred foreign currency transaction net losses of $2 million and $18 million for the thirteen and thirty-nine weeks ended February 25, 2007, respectively, to accumulated other comprehensive income.

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. As of February 25, 2007, we had a $1.1 billion facility expiring October 2007; a $750 million facility expiring January 2009; and a $1.1 billion facility expiring October 2010.

As of February 25, 2007, our zero coupon convertible debentures (the Debentures) are included in the current portion of long-term debt based on the put rights of the holders. On March 26, 2007, we announced that we are redeeming all of these outstanding Debentures due 2022 on April 25, 2007, for a redemption price equal to the accreted value of the Debentures, which will be $734.45 per $1,000 principal amount at maturity of the Debentures. This redemption price will be settled in cash. As a result of the redemption, holders have the right to convert the Debentures until April 24, 2007. Upon any conversion, we will deliver cash equal to the accreted value of the Debentures delivered for conversion and shares of our common stock for any value above the accreted amount.

In March 2007, we delivered a $30 million guarantee to the trustee of the Cereal Partners U.K. pension plan to guarantee our 50 percent share of that joint venture’s pension funding obligations. This guarantee had an inconsequential fair value.

(11) Share Repurchases

During the thirteen weeks ended February 25, 2007, we repurchased 94 thousand shares of common stock for an aggregate purchase price of $5 million. During the thirteen weeks ended February 26, 2006, we repurchased 1.1 million shares of common stock for an aggregate purchase price of $55 million.

During the first thirty-nine weeks of fiscal 2007, we repurchased 17 million shares of common stock for an aggregate purchase price of $895 million. During the first thirty-nine weeks of fiscal 2006, we repurchased 17 million shares of common stock for an aggregate purchase price of $806 million.

(12) Interest Expense, Net

The components of interest expense, including distributions to minority interest holders, net were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In Millions	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006
Interest expense	$100	$92	$296	$270
Distributions paid on preferred stock and interests in subsidiaries	16	15	48	45
Capitalized interest	—	—	(1)	(1)
Interest income	(9)	(7)	(21)	(20)
Interest Expense, Net	$107	$100	$322	$294

(13) Statements of Cash Flows

During the first thirty-nine weeks of fiscal 2007, we made cash interest payments of $348 million, versus $295 million in the same period last year. During the first thirty-nine weeks of fiscal 2007, we made income tax payments of $290 million, versus $237 million in the same period last year.

(14) Retirement and Other Postretirement Benefit Plans

Components of net pension and postretirement (income) expense for each fiscal period are as follows:

	Pension Plans		Postretirement Benefit Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended
In Millions	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006
Service cost	$18	$19	$4	$5
Interest cost	47	42	14	11
Expected return on plan assets	(84)	(80)	(7)	(6)
Amortization of losses	3	9	4	5
Amortization of prior service costs	2	1	(1)	—
Net (income) expense	$(14)	$(9)	$14	$15

	Pension Plans		Postretirement Benefit Plans
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
In Millions	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006
Service cost	$53	$57	$12	$14
Interest cost	138	125	44	37
Expected return on plan assets	(250)	(242)	(21)	(18)
Amortization of losses	9	28	12	14
Amortization of prior service costs	6	4	(1)	(1)
Net (income) expense	$(44)	$(28)	$46	$46

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

Our management reviews operating results to evaluate segment performance. Segment operating profit excludes general corporate expenses and stock-based compensation costs, as they are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by management. Under our supply chain organization, our manufacturing, warehouse and distribution are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures, and depreciation and amortization expenses are neither maintained nor available by operating segment.

At the beginning of fiscal 2007, we shifted selling responsibility for several customers from our Bakeries and Foodservice segment to U.S. Retail. All prior year amounts have been restated for comparative purposes. For the thirteen weeks ended February 26, 2006, net sales of $10 million and operating profit of $4 million previously reported in our Bakeries and Foodservice segment have now been recorded in the U.S. Retail segment. For the first thirty-nine weeks of fiscal 2006, net sales of $40 million and operating profit of $16 million previously reported in our Bakeries and Foodservice segment have now been recorded in the U.S. Retail segment.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
In Millions	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006

Net Sales:
U.S. Retail	$2,108	$2,016	$6,460	$6,211
International	510	444	1,560	1,362
Bakeries and Foodservice	436	417	1,361	1,276
Total	$3,054	$2,877	$9,381	$8,849

Operating Profit:
U.S. Retail	$447	$423	$1,490	$1,387
International	42	36	160	149
Bakeries and Foodservice	33	18	118	85
Total Segment Operating Profit	522	477	1,768	1,621

Corporate unallocated expense	35	19	118	58
Restructuring and other exit costs (income)	1	5	(2)	16
Operating Profit	$486	$453	$1,652	$1,547

(16) New Accounting Pronouncements

In the first quarter of fiscal 2007, we adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 did not have any impact on our results of operations or financial condition.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended May 28, 2006, and the Form 8-K filed on January 16, 2007, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein.

RESULTS OF OPERATIONS

Thirteen-Week Results

For the quarter ended February 25, 2007, we reported diluted earnings per share of $0.74, up 9 percent from $0.68 per share earned in the same period last year. Earnings after tax were $268 million in the third quarter of fiscal 2007, up 9 percent from $246 million last year. Net sales for the thirteen weeks ended February 25, 2007 grew 6 percent to $3.05 billion and total segment operating profit increased 9 percent to $522 million (see page 28 for a discussion of this measure not defined by generally accepted accounting principles (GAAP)).

Net sales growth during the third quarter of fiscal 2007 was the result of 5 points of volume growth and 2 points of growth from price increases and a product mix that included higher priced items. Volume growth was recorded in all of our reportable segments.

Components of Net Sales Growth 3rd Quarter Fiscal 2007 vs. Fiscal 2006	U.S. Retail	International	Bakeries and Foodservice	Total
Unit Volume Growth	+5 pts	+6 pts	+1 pts	+5 pts
Price/Product Mix	Flat	+7 pts	+5 pts	+2 pts
Trade and Coupon Promotion Expense	-1 pts	-3 pts	-2 pts	-1 pts
Foreign Currency Exchange	NA	+4 pts	NA	+1 pts
Net Sales Growth	5%	15%	5%	6%
Table may not add due to rounding.

Gross margins (defined as net sales less cost of sales) increased over 80 basis points from the third quarter last year to 35.1 percent of sales. Gross margins improved despite higher input costs, reflecting favorable product mix, pricing and productivity.

SG&A increased $57 million in the quarter versus the same period a year ago. SG&A as a percent of net sales in the quarter increased 80 basis points from last year to 19.2 percent. This increase was driven primarily by a $13 million increase in stock-based compensation expense ($9 million of which was an incremental effect from the adoption of SFAS 123R) and a 12 percent increase in consumer marketing expense.

In the third quarter of fiscal 2007, we recorded restructuring and other exit costs of $1 million associated with adjustments to restructuring actions previously announced. In the third quarter of fiscal 2006, we recorded restructuring and other exit costs of $5 million, consisting of $2 million primarily for severance costs associated with the closure of our frozen dough foodservice plant in Swedesboro, New Jersey; $2 million of restructuring costs at our Allentown, Pennsylvania frozen waffle plant, primarily related to product and production realignment; and $1 million associated with restructuring actions previously announced.

As part of our long range planning process, we are evaluating our plans for certain long-lived assets. Depending upon the outcome of those evaluations, we may take additional impairment or restructuring charges in fiscal 2007.

As a result of the factors discussed above, our operating profit increased $33 million to $486 million, or 7 percent, from the third quarter last year.

Interest expense for the quarter totaled $107 million, a $7 million increase from the third quarter last year. The increase reflects higher interest rates versus last year and changes in the mix of debt.

The effective tax rate was 33.5 percent for the third quarter of fiscal 2007, compared to 34.7 percent for the third quarter of fiscal 2006. The effective tax rate in the third quarter of fiscal 2007 reflects the year-to-date impact of a change in the annual effective tax rate from 35.8 percent to 35.5 percent, along with a discrete tax benefit of $4 million primarily from research and development tax credits.

Earnings after tax from joint ventures totaled $16 million in the third quarter, compared to $16 million from a year earlier. Net sales for CPW were up 22 percent. This included contributions from the Uncle Tobys business in Australia acquired by CPW in the first quarter of fiscal 2007. The fiscal 2007 third quarter also included a $4 million after-tax reduction in CPW’s net earnings as a result of its previously announced restructuring project in the United Kingdom. Net sales for our Häagen-Dazs ice cream joint ventures in Asia increased 12 percent from the 2006 third quarter. 8th Continent, our soy products joint venture with DuPont, recorded a 5 percent net sales decrease in the quarter.

Average diluted shares outstanding decreased by 4 million from the third quarter of fiscal 2006 due primarily to the repurchase of 19 million shares of our stock. The repurchases were partially offset by the issuance of shares upon stock option exercises, the vesting of restricted stock units and the incremental effect of stock options, which increased due to share price appreciation and the adoption of SFAS 123R in fiscal 2007.

Thirty-nine Week Results

For the thirty-nine weeks ended February 25, 2007, we reported diluted earnings per share of $2.55, up 11 percent from $2.29 per share earned in the same period last year. Earnings after tax were $920 million for the first thirty-nine weeks of fiscal 2007, up 6 percent from $868 million last year. Net sales for the thirty-nine weeks ended February 25, 2007 grew 6 percent to $9.38 billion and total segment operating profit increased 9 percent to $1.77 billion (see page 28 for a discussion of this measure not defined by GAAP).

Net sales growth during the first thirty-nine weeks of fiscal 2007 was primarily the result of 4 points of volume growth and 2 points of growth from price increases and a product mix that included higher priced items. Volume growth was recorded in all of our reportable segments.

Components of Net Sales Growth First Thirty-nine Weeks Fiscal 2007 vs. Fiscal 2006	U.S. Retail	International	Bakeries and Foodservice	Total
Unit Volume Growth	+3 pts	+7 pts	+2 pts	+4 pts
Price/Product Mix	Flat	+6 pts	+7 pts	+2 pts
Trade and Coupon Promotion Expense	+1 pts	-3 pts	-2 pts	Flat
Foreign Currency Exchange	NA	+4 pts	NA	+1 pts
Net Sales Growth	4%	15%	7%	6%
Table may not add due to rounding.

Gross margins for the first thirty-nine weeks increased 40 basis points compared to the first thirty-nine weeks last year, to 36.4 percent of sales. Gross margins improved despite higher input costs, reflecting favorable product mix, pricing and productivity.

SG&A was up $146 million in the first thirty-nine weeks versus the same period a year ago. SG&A as a percent of net sales in the first thirty-nine weeks increased 50 basis points from last year to 18.8 percent. This increase was driven primarily by a $72 million increase in stock-based compensation expense ($61 million of which was an incremental effect from the adoption of SFAS 123R) and a 6 percent increase in consumer marketing expense.

In the first thirty-nine weeks of fiscal 2007, we recorded income related to restructuring and other exit costs of $2 million. We sold our previously closed plant in San Adrian, Spain, resulting in a gain of $8 million. We incurred a $6 million loss associated with the divestiture of our par-baked bread product line, including its plants in Chelsea, Massachusetts and Tempe, Arizona. The carrying value of the par-baked assets sold, including goodwill, was $18 million.

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

As part of our long range planning process, we are evaluating our plans for certain long-lived assets. Depending upon the outcome of those evaluations, we may take additional impairment or restructuring charges in fiscal 2007.

As a result of the factors discussed above, our operating profit increased $105 million or 7 percent, to $1.65 billion in the first thirty-nine weeks of fiscal 2007.

Interest expense for the first thirty-nine weeks totaled $322 million, a $28 million increase from the first thirty-nine weeks last year. The increase primarily reflects higher interest rates versus last year and changes in the mix of debt.

The effective tax rate was 35.2 percent for the first thirty-nine weeks of fiscal 2007, compared to an effective tax rate of 35.3 percent for the first thirty-nine weeks of fiscal 2006. The effective tax rate in the first thirty-nine weeks of fiscal 2007 reflects the year-to-date impact of a change in the annual effective tax rate from 35.8 percent to 35.5 percent, along with a discrete tax benefit of $4 million primarily from research and development tax credits.

Earnings after tax from joint ventures totaled $58 million in the first thirty-nine weeks, compared to $57 million a year earlier. Net sales for CPW were up 16 percent. This included contributions from the Uncle Tobys business in Australia acquired by CPW in the first quarter of fiscal 2007. The first thirty-nine weeks of fiscal 2007 also included a $7 million after-tax reduction in CPW’s net earnings as a result of its previously announced restructuring project under way in the United Kingdom. Net sales for our Häagen-Dazs ice cream joint ventures in Asia increased 3 percent from the first thirty-nine weeks of fiscal 2006. 8th Continent, our soy products joint venture with DuPont, recorded flat net sales in the first thirty-nine weeks of fiscal 2007.

Average diluted shares outstanding decreased by 23 million from the first thirty-nine weeks of fiscal 2006 due primarily to the repurchase of a significant portion of our contingently convertible debentures in October 2005 and the completion of a consent solicitation related to the remaining convertible debentures in December 2005. As a result of these actions, no shares of common stock underlying the debentures will be considered outstanding after December 12, 2005, for purposes of calculating our diluted earnings per share, unless our average share price for the period is above the accreted value of the debentures. In addition, we have repurchased 19 million shares of our stock since the third quarter of fiscal 2006, 17 million of which were repurchased in the first thirty-nine weeks of fiscal 2007. The repurchases were partially offset by the issuance of shares upon stock option exercises, the vesting of restricted stock units, and the adoption of SFAS 123R.

U.S. Retail Results

Net sales for our U.S. Retail operations were up 5 percent in the third quarter of fiscal 2007 to $2.11 billion, driven by 5 percent volume growth. Volume growth was recorded in all our U.S. Retail divisions except Big G Cereals, which was flat for the third quarter of fiscal 2007. Operating profits for the quarter improved 6 percent from $423 million last year to $447 million this year.

For the first thirty-nine weeks of fiscal 2007, net sales for our U.S. Retail operations were $6.46 billion, up 4 percent from last year, driven by 3 point volume growth and a 1 point growth in net price realization (defined as the impact of list and promoted price changes net of trade and other promotion costs). Volume growth was recorded in all our U.S. Retail divisions except Baking Products, which was down slightly for the first thirty-nine weeks of fiscal 2007. Operating profits for the period improved 7 percent from $1.39 billion last year to $1.49 billion this year.

U.S. Retail Net Sales Growth – Fiscal 2007 vs. 2006
	3rd Quarter	39 Weeks
Baking Products	11%	1%
Meals	10	6
Yoplait	9	8
Snacks	8	7
Pillsbury USA	3	2
Big G Cereals	-4	Flat
Small Planet Foods	15	21
Total U.S. Retail	5%	4%

For the thirteen weeks ended February 25, 2007, Baking Products division net sales grew 11 percent reflecting unit volume growth in non-measured channels (defined as channels not covered by nationally recognized market research firms). Net sales for the Meals division grew 10 percent, led by double-digit growth for Progresso soups along with gains for Helper dinner mixes and Green Giant vegetables. Yoplait division net sales rose 9 percent as Yoplait Light yogurt varieties and Yoplait Kids yogurt continued to generate growth. The Snacks division posted an 8 percent net sales gain including introductory volume for the new Fiber One bars and continuing growth for Nature Valley snack bars. Sales for Pillsbury USA division rose 3 percent, led by core refrigerated dough products, Totino’s frozen pizza rolls and Toaster Strudel pastries. Big G Cereals net sales were down 4 percent due to year-over-year differences in the timing of price promotion activity, and unit volume was flat. Net sales for our Small Planet Foods organic business grew 15 percent in the quarter.

In addition, at the beginning of fiscal 2007, we shifted responsibility for several customers from our Bakeries and Foodservice segment to our U.S. Retail segment. All prior year amounts have been reclassified for comparative purposes. See Notes 6 and 15 to our consolidated financial statements.

International Results

Net sales for our International segment were up 15 percent in the third quarter of fiscal 2007 to $510 million. This increase was primarily the result of a 6 percent unit volume increase, a 7 point contribution from pricing and product mix and a 4 point contribution from the effect of favorable foreign currency. These increases were partially offset by an increase in trade promotion spending. Operating profits of $42 million for the quarter were 17 percent above last year. Operating profits also reflected increased marketing expense to support new product introductions.

For the first thirty-nine weeks of fiscal 2007, net sales for our International segment were $1.56 billion, up 15 percent. Unit volume for the first thirty-nine weeks was up 7 points over the prior year, pricing and product mix contributed 6 points to net sales growth and 4 additional points were contributed by the effect of favorable foreign currency. These increases were partially offset by an increase in trade promotion spending. Operating profits for thirty-nine weeks grew to $160 million in fiscal 2007, up 7 percent from $149 million last year.

Bakeries and Foodservice Results

At the beginning of fiscal 2007, we shifted selling responsibility for several customers from our Bakeries and Foodservice segment to U.S. Retail. All prior year amounts have been restated for comparative purposes. Third quarter net sales for our Bakeries and Foodservice segment increased 5 percent to $436 million, driven by 5 points of favorable pricing and product mix and 1 point of volume growth, partially offset by an increase in trade promotion spending. Operating profits for the segment reached $33 million, up 83 percent from $18 million in last year’s third quarter as favorable net pricing realization (defined as the impact of list and promoted price changes net of trade and other promotion costs) and higher volumes were partially offset by higher commodity and fuel costs.

For the first thirty-nine weeks of fiscal 2007, net sales for our Bakeries and Foodservice segment increased 7 percent to $1.36 billion, driven primarily by a 7 point increase in pricing and product mix and 2 points of volume growth, offset partially by an increase in trade promotion spending. Operating profits for the segment were $118 million, up 39 percent from $85 million last year.

Corporate Unallocated Expense

Corporate unallocated expense increased from $19 million in the third quarter of fiscal 2006 to $35 million in the third quarter of fiscal 2007, primarily the result of a $13 million increase in stock compensation costs ($9 million associated with the adoption of SFAS 123R).

In the first thirty-nine weeks of fiscal 2007, corporate unallocated expense was $118 million, an increase of $60 million from the same period a year ago. The increase is primarily the result of increased stock compensation costs of $72 million ($61 million associated with the adoption of SFAS 123R), offset by variances in actual administrative and employee benefit costs versus the amount we allocate to our operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first thirty-nine weeks of fiscal 2007, operating activities provided cash of $1.15 billion. This compares to cash provided by operations in the first thirty-nine weeks of fiscal 2006 of $1.23 billion. The decrease in cash provided by operations in the first thirty-nine weeks of fiscal 2007 compared to last year is primarily the result of a $99 million higher use of working capital partially offset by increased non-cash stock compensation expense of $72 million. The higher use of working capital affecting our cash flow from operations resulted from increases in accounts receivable due to increases from higher sales levels and prices; and increases in inventories versus the same period a year ago because of commodity market conditions, primarily in the grain markets (our grain inventories increased from $78 million at May 28, 2006 to $131 million at February 25, 2007, compared to an increase from $73 million to $101 million over the same period in fiscal 2006).

During the first thirty-nine weeks of fiscal 2007, investments for land, buildings and equipment totaled $249 million compared to $191 million in the first thirty-nine weeks last year. We expect to spend approximately $425 to $450 million for capital projects in fiscal 2007.

During the first thirty-nine weeks of fiscal 2007, CPW completed the acquisition of the Uncle Tobys cereal business in Australia. We funded our 50 percent share of the purchase price by making additional advances to and equity contributions in CPW totaling $135 million (classified as investments in affiliates, net, on the Consolidated Statements of Cash Flows) and by acquiring a 50 percent beneficial interest in certain intellectual property for $58 million (classified as acquisitions on the Consolidated Statements of Cash Flows).

We also completed the acquisition of Saxby Bros. Limited, a chilled pastry company in the United Kingdom for approximately $24 million, of which $21 million was paid in the third quarter of fiscal 2007. This business, which had sales of $24 million in calendar 2006, complements our existing frozen pastry business in the United Kingdom. In addition, we completed an acquisition in Greece for $3 million in the third quarter.

Our total debt balances were as follows:

In Millions	Feb. 25, 2007	May 28, 2006
Notes payable	$2,177	$1,503
Current portion of long-term debt	845	2,131
Long-term debt	3,165	2,415
Total Debt	$6,187	$6,049

Our notes payable balance increased $674 million from May 28, 2006 to February 25, 2007, primarily to refinance the payment at maturity of $500 million of our long-term debt in October 2006, share repurchases and our higher level of working capital during the first thirty-nine weeks of fiscal 2007.

As of February 25, 2007, our zero coupon convertible debentures (the Debentures) are included in the current portion of long-term debt based on the put rights of the holders. On March 26, 2007, we announced that we are redeeming all of these outstanding Debentures due 2022 on April 25, 2007, for a redemption price equal to the accreted value of the Debentures, which will be $734.45 per $1,000 principal amount at maturity of the Debentures. This redemption price will be settled in cash. As a result of the redemption, holders have the right to convert the Debentures until April 24, 2007. Upon any conversion, we will deliver cash equal to the accreted value of the Debentures delivered for conversion and shares of our common stock for any value above the accreted amount.

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada and Europe. Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.1 billion facility expiring in October 2007, a $750 million facility expiring in January 2009, and a $1.1 billion facility expiring in October 2010. As of February 25, 2007, we had no outstanding borrowings under these facilities.

In January 2007, we issued $1.0 billion of 5.7 percent fixed rate notes due February 15, 2017 and $500 million of floating rate notes due January 22, 2010. The proceeds of these notes were used to retire $1.5 billion of fixed rate notes which matured in February 2007. We had previously entered into $700 million of pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent in anticipation of this refinancing and are amortizing the loss deferred to accumulated other comprehensive income of $22 million associated with these derivatives to interest expense on a straight-line basis over the life of the fixed rate notes. We expect to reclassify $2 million of the loss to earnings over the next 12 months.

We have $845 million of long-term debt maturing in the next 12 months and classified as current. We also have $1.1 billion of subsidiary preferred stock (classified as Minority Interests on our Consolidated Balance Sheets) that will be remarketed between June, 2007 and October, 2007. We believe that cash flows from operations, together with available short- and long-term debt or structured financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

We have several net investments in foreign subsidiaries that are denominated in Euros. We hedge a portion of these net investments by issuing Euro-denominated commercial paper. As of February 25, 2007, we have issued $393 million of such commercial paper and deferred foreign currency transaction net losses of $2 million and $18 million for the thirteen and thirty-nine weeks ended February 25, 2007, respectively, to accumulated other comprehensive income.

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

In March 2007, we delivered a $30 million guarantee to the trustee of the Cereal Partners U.K. pension plan to guarantee our 50 percent share of that joint venture’s pension funding obligations. This guarantee had an inconsequential fair value.

There were no other material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the thirty-nine week period ended February 25, 2007.

On March 12, 2007, our Board of Directors approved a quarterly dividend of 37 cents per share, payable on May 1, 2007, to shareholders of record on April 10, 2007. The quarterly dividend rate of 37 cents per share was established with the February 1, 2007 payment. During the first thirty-nine weeks of fiscal 2007, we paid $377 million in dividends.

On December 11, 2006, our Board of Directors approved a new authorization for us to repurchase up to 75 million shares of our common stock. This replaces the prior authorization which permitted us to repurchase shares up to a treasury share balance of 170 million. Purchases under the new authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans and accelerated repurchase programs. The authorization has no pre-established termination date. Since December 11, 2006, we have repurchased 94 thousand shares.

During the first thirty-nine weeks of fiscal 2007, we repurchased 17 million shares of common stock for $895 million. This compares to our repurchase of 17 million shares of common stock for $806 million in the first thirty-nine weeks of fiscal 2006.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting estimates are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 28, 2006, as amended by Amendment No. 1 on Form 10-K/A filed January 8, 2007, and Form 8-K filed on January 16, 2007. The accounting policies used in preparing our interim fiscal 2007 Consolidated Financial Statements are the same as those described in our Form 10-K, as amended by Amendment No. 1 on Form 10-K/A filed January 8, 2007, and Form 8-K filed on January 16, 2007, except for the change in accounting principle for stock-based compensation as discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-Q, the change in accounting principle for certain shipping costs as discussed in Note 3 to the Consolidated Financial Statements included in this Form 10-Q, and the reclassifications also discussed in Note 3 to the Consolidated Financial Statements included in this Form 10-Q. In addition, at the beginning of fiscal 2007, we shifted responsibility for several customers from our Bakeries and Foodservice segment to our U.S. Retail segment. All prior year amounts have been reclassified for comparative purposes. See Notes 6 and 15.

During the third quarter of fiscal 2007, we changed the timing of our annual goodwill impairment testing from the first day of our fiscal year to December 1. During fiscal 2007, we performed this annual impairment test on May 29, 2006, and again on December 1, 2006. This accounting change is preferable in the circumstances because moving the date of our annual goodwill impairment testing into the third quarter better aligns this impairment test with the timing of the presentation of our strategic plan to the Board of Directors.

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

Our unit volume in the last week of each quarter is consistently higher than the average for the preceding weeks of the quarter. In comparison to the average daily shipments in the first 12 weeks of a quarter, the final week of each quarter has approximately two to four days’ worth of incremental shipments (based on a five-day week), reflecting increased promotional activity at the end of the quarter. This increased activity includes promotions to assure that our customers have sufficient inventory on hand to support major marketing events or increased seasonal demand early in the next quarter, as well as promotions intended to help achieve interim unit volume targets. In the third quarter of fiscal 2005, 2006, and 2007, we were slightly below the two to four day range. If, due to quarter-end promotions or other reasons, our customers purchase more product in any reporting period than end-consumer demand will require in future periods, our sales level in future reporting periods could be adversely affected.

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

We estimate the fair value of each option on the grant date using the Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the term of the option. If all other assumptions were held constant, a one percentage point increase or decrease in our current period volatility assumption would increase or decrease the grant-date fair value of our fiscal 2007 option grants by approximately 4 percent, or $2 million, in the thirty-nine weeks ended February 25, 2007.

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

Pension and Other Postretirement Benefits

The accounting for pension and other postretirement liabilities requires the estimation of several critical factors. The assumptions used in the determination of those liabilities are described on pages 22 and 23 of our Annual Report on Form 10-K for the year ended May 28, 2006, as amended by Amendment No. 1 on Form 10-K/A filed January 8, 2007, and Form 8-K filed on January 16, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for us in the fourth quarter of fiscal 2007. We are evaluating the impact of SFAS 158 on our results of operations and financial condition and estimate that we will record a reduction to accumulated other comprehensive income of between $625 million and $675 million after-tax associated with all of our defined benefit plans. We have no restrictive covenants that will be affected by this reduction to stockholders’ equity.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us in the first quarter of fiscal 2008. We are evaluating the impact of FIN 48 on our results of operations and financial condition.

In June 2006, the FASB ratified the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed pursuant to Accounting Principles Board Opinion No. 22. EITF 06-3 is effective for us in the fourth quarter of fiscal 2007. We do not believe that the adoption of EITF 06-3 will have a material impact on our results of operations and financial condition.

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

▪

Competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions and promotional activities of our competitors;

▪	Economic conditions, including changes in inflation rates, interest rates or tax rates;

▪	Product development and innovation;

▪	Consumer acceptance of new products and product improvements;

▪	Consumer reaction to pricing actions and changes in promotion levels;

▪	Acquisitions or dispositions of businesses or assets;

▪	Changes in capital structure;

▪	Changes in laws and regulations, including labeling and advertising regulations;

▪	Impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets;

▪	Changes in accounting standards and the impact of significant accounting estimates;

▪	Product quality and safety issues, including recalls and product liability;

▪	Changes in customer demand for our products;

▪	Effectiveness of advertising, marketing and promotional programs;

▪	Changes in consumer behavior, trends and preferences, including weight loss trends;

▪	Consumer perception of health-related issues, including obesity;

▪	Consolidation in the retail environment;

▪	Changes in purchasing and inventory levels of significant customers;

▪	Fluctuations in the cost and availability of supply chain resources, including raw materials, packaging and energy;

▪	Disruptions or inefficiencies in the supply chain;

▪	Benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities;

▪	Resolution of uncertain income tax matters;

▪	Foreign economic conditions, including currency rate fluctuations; and

▪	Political unrest in foreign markets and economic uncertainty due to terrorism or war.

You should also consider the risk factors that we identify on pages 7 through 10 of our Annual Report on Form 10-K for the year ended May 28, 2006, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect future events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended February 25, 2007. For additional information, see Item 7A of our Annual Report on Form 10-K for the year ended May 28, 2006.

Item 4.    Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 25, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the thirteen weeks ended February 25, 2007, we implemented policies and procedures requiring a separate annual impairment assessment of brand intangibles, as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Previously, we had conducted our impairment assessment of goodwill and other indefinite-lived intangible assets on a combined basis. Except for this change to our annual impairment assessment, there were no changes in our internal control over financial reporting during the thirteen weeks ended February 25, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the three fiscal months ended February 25, 2007.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number of Shares that may yet be Purchased under the Programs (b)
Nov. 28, 2006 – Dec. 31, 2006	21,107	$56.64	21,107	—
Jan. 1, 2007 – Jan. 28, 2007	40,200	$57.02	40,200	—
Jan. 29, 2007 – Feb. 25, 2007	32,336	$57.49	32,336	—

Total	93,643	$57.10	93,643	74,906,357

(a)

The total number of shares purchased includes: (i) 92,400 shares purchased from the ESOP fund of our 401(k) savings plan, (ii) 1,243 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock, and (iii) no shares purchased on the open market or in privately negotiated transactions.

(b)

On December 11, 2006, our Board of Directors approved and we announced a new authorization for the repurchase of up to 75 million shares of our common stock. This replaces the prior authorization which permitted us to repurchase shares up to a treasury share balance of 170 million. Purchases under the new authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.    Exhibits.

Exhibit 3	Bylaws of General Mills, Inc., as amended.

Exhibit 10.1

Aircraft Time Sharing Agreement, dated December 21, 2006, between General Mills Sales, Inc. and Stephen W. Sanger (incorporated herein by references to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 28, 2006).

Exhibit 10.2	Amendment to Stock Plans.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 18	Preferability Letter from Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)
Date	March 30, 2007	/s/ S. S. Marshall
S. S. Marshall Senior Vice President, General Counsel and Secretary

Date	March 30, 2007	/s/ K. L. Thome
K. L. Thome Senior Vice President, Financial Operations (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3	Bylaws of General Mills, Inc., as amended.
10.2	Amendment to Stock Plans.
12	Computation of Ratio of Earnings to Fixed Charges.
18	Preferability Letter from Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.