Form 10-K
period 2007-05-27
GENERAL MILLS INC
filed 2007-07-26
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 27, 2007
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO_________

Commission File Number 001-01185

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $56.65 per share as reported on the New York Stock Exchange on November 24, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter): $19,451 million.

Number of shares of Common Stock outstanding as of July 13, 2007: 330,188,079 (excluding 172,118,585 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1   Business

COMPANY OVERVIEW

General Mills, Inc. is a leading global manufacturer and marketer of branded, packaged, consumer foods and operates in the consumer foods industry. We are also a leading supplier of branded and unbranded food products to the foodservice and commercial baking industries. As of May 27, 2007, these products are manufactured by us in 18 countries and marketed in more than 100 countries. Our joint ventures manufacture and market products in more than 130 countries and republics worldwide.

    General Mills, Inc. was incorporated in Delaware in 1928. The terms “General Mills,” “Company,” “registrant,” “we,” “us” and “our” mean General Mills, Inc. and all subsidiaries included in the Consolidated Financial Statements included in this report unless the context indicates otherwise.

    Certain terms used throughout this document are defined in a glossary on page 71 of this report.

PRINCIPAL PRODUCTS

Our major product categories in the United States are ready-to-eat cereals, refrigerated yogurt, ready-to-serve soup, dry dinners, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit, and savory snacks, microwave popcorn, and a wide variety of organic products including soup, granola bars, and cereal.

    In Canada, our major product categories are ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, and grain, fruit and savory snacks.

    In markets outside the United States and Canada, our major product categories include super-premium ice cream, grain snacks, shelf stable and frozen vegetables, refrigerated and frozen dough products, and dry dinners.

TRADEMARKS AND PATENTS

Our products are marketed under trademarks and service marks that are owned by or licensed to us. The most significant trademarks and service marks used in our businesses are set forth in italics in this report. Some of the important trademarks used in our global operations include:

•	Ready-to-eat cereals	Cheerios, Wheaties, Lucky Charms, Total, Trix, Golden Grahams, Chex, Kix, Fiber One, Reese’s Puffs, Cocoa Puffs, Nature Valley, Cookie Crisp, Cinnamon Toast Crunch, Clusters, Oatmeal Crisp, Uncle Tobys, and Basic 4
•	Refrigerated yogurt	Yoplait, Trix, Yoplait Kids, Go-GURT, Yoplait Whips!, and Colombo
•	Refrigerated and frozen dough products	Pillsbury, the Pillsbury Doughboy character, Grands!, Golden Layers, Big Deluxe Classics, Toaster Strudel, Toaster Scrambles, Perfect Portions, Jus-Rol, Forno de Minas, Latina, Wanchai Ferry, Saxby’s, La Salteña, and Frescarini
•	Dry dinners and shelf stable and frozen vegetable products	Betty Crocker, Hamburger Helper, Tuna Helper, Chicken Helper, Old El Paso, Green Giant, Potato Buds, Suddenly Salad, Bac*O’s, Betty Crocker Bowl Appetit!, Betty Crocker Complete Meals, Valley Selections, Simply Steam, Wanchai Ferry, and Diablitos
•	Grain, fruit, and savory snacks	Nature Valley, Fiber One, Betty Crocker, Fruit Roll-Ups, Fruit By The Foot, Gushers, Chex Mix, Gardetto’s, and Bugles
•	Dessert and baking mixes	Betty Crocker, SuperMoist, Warm Delights, Bisquick, Gold Medal, and Creamy Deluxe
•	Ready-to-serve soup	Progresso
•	Ice cream and frozen desserts	Häagen-Dazs
•	Frozen pizza and pizza snacks	Totino’s, Jeno’s, Pizza Rolls, Pillsbury Pizza Pops, and Pillsbury Pizza Minis
•	Microwave popcorn	Pop•Secret
•	Organic products	Cascadian Farm and Muir Glen

    Trademarks are vital to our businesses. To protect our ownership and rights, we register our trademarks with the Patent and Trademark Office in the United States, and we file similar registrations in foreign jurisdictions. Trademark registrations in the United States are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

    Some of our products are marketed under or in combination with trademarks that have been licensed from others, including:

•	Yoplait for yogurt in the United States;
•	Dora the Explorer for yogurt, cereal, and vegetables;
•	Curves for snack bars and cereal;
•	Caribou Coffee and Second Cup for snack bars;
•	Reese’s Puffs and certain Disney characters for cereal;
•	Hershey’s chocolate for a variety of products;
•	Weight Watchers as an endorsement for soup;
•	Best Life Diet for a variety of products;
•	Mario Batali for dry dinners;
•	Sunkist for baking products and fruit snacks;
•	Cinnabon for refrigerated dough, frozen pastries and baking products;
•	Bailey’s for super-premium ice cream; and
•	a variety of characters and brands for fruit snacks, including Tonka, My Little Pony, Animal Planet, Care Bears, Teenage Mutant Ninja Turtles, Polly Pocket, Spiderman, and various Warner Bros. characters.

    We license all of our cereal trademarks to Cereal Partners Worldwide (CPW), our joint venture with Nestlé S.A. (Nestlé). Nestlé similarly licenses certain of its trademarks to CPW, including the Nestlé and Uncle Tobys trademarks. We also license our Green Giant trademark to a third party for use in connection with its sale of fresh produce in the United States. We own the Häagen-Dazs trademark and have the right to use the trademark outside of the United States and Canada. Nestlé has an exclusive royalty-free license to use the Häagen-Dazs trademark in the United States and Canada on ice cream and other frozen dessert products. We also license this trademark to our joint ventures in Japan, Korea, and Thailand. The J. M. Smucker Company holds an exclusive royalty-free license to use the Pillsbury brand and the Pillsbury Doughboy character in the dessert mix and baking mix categories in the United States and under limited circumstances in Canada and Mexico.

    Given our focus on developing and marketing innovative, proprietary products, we consider the collective rights under our various patents, which expire from time to time, a valuable asset, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.

RAW MATERIALS AND SUPPLIES

The principal raw materials that we use are grains (wheat, oats, and corn), sugar, dairy products, vegetables, fruits, meats, vegetable oils, and other agricultural products. We also use substantial quantities of carton board, corrugated and plastic packaging materials, operating supplies and energy. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. In our international operations, inputs that are not locally available in adequate supply may be imported from other countries. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, or other unforeseen circumstances. We have some long-term fixed price contracts, but the majority of our inputs are purchased on the open market. We believe that we will be able to obtain an adequate supply of needed inputs. Occasionally and where possible, we make advance purchases of items significant to our business in order to ensure continuity of operations. Our objective is to procure materials meeting both our quality standards and our production needs at price levels that allow a targeted profit margin. Since these inputs generally represent the largest variable cost in manufacturing our products, to the extent possible, we hedge the risk associated with adverse price movements for some inputs using a variety of risk management strategies. We also have a grain merchandising operation that provides us efficient access to, and more informed knowledge of, various commodity markets. This operation holds physical inventories that are carried at fair market value and uses derivatives to hedge its net inventory position and minimize its market exposures. See Note 7 to the Consolidated Financial Statements on pages 51 through 54 in Item 8 of this report and Item 7A on pages 35 through 36 of this report.

RESEARCH AND DEVELOPMENT

Our principal research and development facilities are located in Minneapolis, Minnesota. Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business areas. Research and development expenditures were $191 million in fiscal 2007, $178 million in fiscal 2006, and $165 million in fiscal 2005.

FINANCIAL INFORMATION ABOUT SEGMENTS

We review the financial results of our business under three operating segments – U.S. Retail, International, and Bakeries and Foodservice. See pages 17 through 20 in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for a description of our segments. For financial information by segment and geographic area, refer to Note 16 to the Consolidated Financial Statements on pages 67 through 68 in Item 8 of this report.

JOINT VENTURES

In addition to our consolidated operations, we manufacture and sell our products through several joint ventures. See page 21 in MD&A for a description of our joint ventures. For financial information on our joint ventures, refer to Note 5 to the Consolidated Financial Statements on pages 49 through 50 in Item 8 of this report.

CUSTOMERS

Our primary customers are grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, commercial and noncommercial foodservice distributors and operators, and convenience stores. We generally sell to these customers for resale to consumers through our direct sales force. We use broker and distribution arrangements for certain products or to serve certain types of customers. We also use these types of arrangements in less developed markets internationally.

    During fiscal 2007, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart), accounted for 20 percent of our consolidated net sales and 27 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 5 percent of our net sales in the International segment and 6 percent of our net sales in the Bakeries and Foodservice segment. As of May 27, 2007, Wal-Mart accounted for 20 percent of our receivables invoiced in the U.S. Retail segment, 3 percent of our receivables invoiced in the International segment and 3 percent of our receivables invoiced in the Bakeries and Foodservice segment. There has been significant worldwide consolidation in the food retailing industry in recent years, and we believe that this trend is likely to continue. The 5 largest customers in our U.S. Retail segment accounted for 54 percent of its fiscal 2007 net sales, the 5 largest customers in our International segment accounted for 41 percent of its fiscal 2007 net sales, and the 5 largest customers in our Bakeries and Foodservice segment accounted for 40 percent of its fiscal 2007 net sales. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. For further information on our customer credit and product return practices please refer to Note 2 to the Consolidated Financial Statements on pages 43 through 47 in Item 8 of this report.

COMPETITION

The consumer foods industry is highly competitive, with numerous manufacturers of varying sizes in the United States and throughout the world. The food categories in which we participate are very competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our principal strategies for competing in each of our segments include superior product quality, innovative advertising, product promotion, product innovation, and price. In most product categories, we compete not only with other widely advertised branded products, but also with generic and private label products, that are generally sold at lower prices. Internationally, we compete with both multi-national and local manufacturers, and each country includes a unique group of competitors.

SEASONALITY

In general, demand for our products is evenly balanced throughout the year. However, within our U.S. Retail segment demand for refrigerated dough, frozen baked goods, and baking products is stronger in the fourth calendar quarter. Demand for Progresso soup and Green Giant canned and frozen vegetables is higher during the fall and winter months. Internationally, demand for Häagen-Dazs ice cream is higher during the summer months and demand for baking mix and dough products increases during winter months. Due to the offsetting impact of these demand trends, as well as the different seasons in the northern and southern hemispheres, our international net sales are generally evenly balanced throughout the year.

BACKLOG

Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of May 27, 2007, was not material.

CAPITAL EXPENDITURES

During fiscal 2007, our aggregate capital expenditures for land, buildings and equipment were $460 million.

EMPLOYEES

As of May 27, 2007, we had approximately 28,500 full- and part-time employees.

FOOD QUALITY AND SAFETY REGULATION

The manufacture and sale of consumer food products is highly regulated. In the United States, our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, Department of Commerce and Environmental Protection

Agency, as well as various state and local agencies. Our business is also regulated by similar agencies outside of the United States.

ENVIRONMENTAL MATTERS

As of May 27, 2007, we were involved with four active cleanup sites associated with the alleged or threatened release of hazardous substances or wastes located in: Minneapolis, Minnesota; Sauget, Illinois; Moonachie, New Jersey; and Doolittle, Missouri. These matters involve several different actions, including administrative proceedings commenced by regulatory agencies and demand letters by regulatory agencies and private parties.

    We recognize that our potential exposure with respect to any of these sites may be joint and several, but have concluded that our probable aggregate exposure is not material to our consolidated financial position or cash flows from operations. This conclusion is based upon, among other things: our payments and accruals with respect to each site; the number, ranking and financial strength of other potentially responsible parties identified at each of the sites; the status of the proceedings, including various settlement agreements, consent decrees or court orders; allocations of volumetric waste contributions and allocations of relative responsibility among potentially responsible parties developed by regulatory agencies and by private parties; remediation cost estimates prepared by governmental authorities or private technical consultants; and our historical experience in negotiating and settling disputes with respect to similar sites.

    Our operations are subject to the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, and the Federal Insecticide, Fungicide and Rodenticide Act, and all similar state, local, and foreign environmental laws and regulations applicable to the jurisdictions in which we operate.

    Based on current facts and circumstances, we believe that neither the results of our environmental proceedings nor our compliance in general with environmental laws or regulations will have a material adverse effect upon our capital expenditures, earnings or competitive position.

EXECUTIVE OFFICERS

The section below provides information regarding our executive officers as of July 13, 2007:

    Y. Marc Belton, age 48, is Executive Vice President, Worldwide Health, Brand and New Business Development. Mr. Belton joined General Mills in 1983 and has held various positions, including President of Snacks Unlimited from 1994 to 1997, New Ventures from 1997 to 1999 and Big G cereals from 1999 to 2002. He had oversight responsibility for Yoplait, General Mills Canada and New Business Development from 2002 to May 2005, and has had oversight responsibility for Worldwide Health, Brand and New Business Development since May 2005. Mr. Belton was elected a Vice President of General Mills in 1991, a Senior Vice President in 1994, and an Executive Vice President in June 2006. He is a director of Navistar International Corporation.

    Randy G. Darcy, age 56, is Executive Vice President, Worldwide Operations and Technology. Mr. Darcy joined General Mills in 1987, was named Vice President, Director of Manufacturing, Technology and Operations in 1989, served as Senior Vice President, Supply Chain from 1994 to 2003, and as Senior Vice President, Chief Technical Officer with responsibilities for Supply Chain, Research and Development, and Quality and Regulatory Operations from 2003 to 2005. He was named to his present position in May 2005. Mr. Darcy was employed by The Procter & Gamble Company from 1973 to 1987, serving in a variety of management positions.

    Ian R. Friendly, age 47, is Executive Vice President and Chief Operating Officer, U.S. Retail. Mr. Friendly joined General Mills in 1983 and held various positions before becoming Vice President of Cereal Partners Worldwide in 1994, President of Yoplait in 1998, Senior Vice President of General Mills in 2000, and President of the Big G cereals division in 2002. In May 2004, he was named Chief Executive Officer of Cereal Partners Worldwide. Mr. Friendly was named to his present position in June 2006.

    James A. Lawrence, age 54, is Vice Chairman and Chief Financial Officer. Mr. Lawrence joined General Mills as Chief Financial Officer in 1998 from Northwest Airlines where he was Executive Vice President, Chief Financial Officer. Prior to joining Northwest Airlines in 1996, he was at Pepsi-Cola International, serving as President and Chief Executive Officer for its operations in Asia, the Middle East, and Africa. Mr. Lawrence was elected Vice Chairman of General Mills in June 2006. He is a director of Avnet, Inc., British Airways Plc, and Physicians Formula Holdings, Inc.

    Siri S. Marshall, age 59, is Senior Vice President, General Counsel, Chief Governance and Compliance Officer and Secretary. Ms. Marshall joined General Mills in 1994 as Senior Vice President, General Counsel and Secretary from Avon Products, Inc. where she spent 15 years, last serving as Senior Vice President, General Counsel and Secretary. She was named Chief Governance and Compliance Officer in May 2005. Ms. Marshall is a director of Ameriprise Financial, Inc. and Equifax Inc.

    Donal L. Mulligan, age 46, is Senior Vice President, Financial Operations. Mr. Mulligan joined General Mills in 2001 from The Pillsbury Company. He served as Vice President, Financial Operations, for our International division until 2004, when he was named Vice President, Financial

Operations for Operations and Technology. Mr. Mulligan was appointed Vice President and Treasurer of General Mills in January 2006 and was elected to his present position in July 2007. From 1987 to 1998, he was at PepsiCo, Inc. and YUM! Brands, Inc. holding several international positions.

    Christopher D. O’Leary, age 48, is Executive Vice President and Chief Operating Officer, International. Mr. O’Leary joined General Mills in 1997 as Vice President, Corporate Growth. He was elected a Senior Vice President in 1999 and President of the Meals division in 2001. Mr. O’Leary was named to his present position in June 2006. Prior to joining General Mills, he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. Mr. O’Leary is a director of Telephone & Data Systems, Inc.

    Michael A. Peel, age 57, is Senior Vice President, Human Resources and Corporate Services. Mr. Peel joined General Mills in this position in 1991 from PepsiCo, Inc. where he spent 14 years, last serving as Senior Vice President, Human Resources, responsible for PepsiCo Worldwide Foods. He is a director of Select Comfort Corporation.

    Kendall J. Powell, age 53, is President, Chief Operating Officer and a director of General Mills. Mr. Powell joined General Mills in 1979 and held various positions before becoming Vice President, Marketing Director of Cereal Partners Worldwide in 1990. He was named President of Yoplait in 1996, President of the Big G cereals division in 1997, and Senior Vice President of General Mills in 1998. From 1999 to 2004, Mr. Powell was Chief Executive Officer of Cereal Partners Worldwide. He was elected Executive Vice President of General Mills in 2004 with responsibility for our Meals, Pillsbury USA, Baking Products, and Bakeries and Foodservice divisions. He was named Executive Vice President and Chief Operating Officer, U.S. Retail in May 2005, and was named to his present position in June 2006. Mr. Powell is a director of Medtronic, Inc.

    Jeffrey J. Rotsch, age 56, is Executive Vice President, Worldwide Sales and Channel Development. Mr. Rotsch joined General Mills in 1974 and served as the President of several divisions, including Betty Crocker and Big G cereals. He served as Senior Vice President from 1993 to 2005 and as President, Consumer Foods Sales from 1997 to 2005. Mr. Rotsch was named to his present position in May 2005.

    Stephen W. Sanger, age 61, has been Chairman of the Board and Chief Executive Officer of General Mills since 1995. Mr. Sanger joined General Mills in 1974 and served as the head of several divisions, including Yoplait and Big G cereals. He was elected a Senior Vice President in 1989, an Executive Vice President in 1991, Vice Chairman in 1992, and President in 1993. Mr. Sanger is a director of Target Corporation and Wells Fargo & Company.

    Christina L. Shea, age 54, is Senior Vice President, External Relations and President, General Mills Foundation. Ms. Shea joined General Mills in 1977 and has held various positions in the Big G cereals, Yoplait, Gold Medal, Snacks, and Betty Crocker divisions. From 1994 to 1999, she was President of the Betty Crocker division and was named a Senior Vice President of General Mills in 1998. Ms. Shea became President of General Mills Community Action and the General Mills Foundation in 2002 and was named to her current position in May 2005.

    Kenneth L. Thome, age 59, is Senior Vice President, Financial Operations. Mr. Thome joined General Mills in 1969 and was named Vice President, Controller for the Convenience and International Foods Group in 1985. He became Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991, and was elected to his present position in 1993.

AVAILABLE INFORMATION

AVAILABILITY OF REPORTS   We are a reporting company under the Securities Exchange Act of 1934, as amended (1934 Act), and file reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). The public may read and copy any of our filings at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) 732-0330. Because we submit filings to the SEC electronically, you may access this information at the SEC’s internet website: www.sec.gov. This site contains reports, proxies, and information statements and other information regarding issuers that file electronically with the SEC.

WEBSITE ACCESS   Our website is www.generalmills.com. We make available, free of charge in the “Investors” portion of this website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website.

ITEM 1A   Risk Factors

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this report or our other filings with the SEC could materially adversely affect our business, financial condition, and results of operations. It is not possible to predict or identify all risk factors.

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect our business, financial condition, and results of operations in the future. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.

The food categories in which we participate are very competitive, and if we are not able to compete effectively, our results of operations could be adversely affected.

The food categories in which we participate are very competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. In most product categories, we compete not only with other widely advertised branded products, but also with generic and private label products that are generally sold at lower prices. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. If our large competitors were to decrease their pricing or were to increase their promotional spending, we could choose to do the same, which could adversely affect our margins and profitability. If we did not do the same, our revenues and market share could be adversely affected. Our market share and revenue growth could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over generic and private label products.

We may be unable to maintain our profit margins in the face of a consolidating retail environment.

The 5 largest customers in our U.S. Retail segment accounted for 54 percent of its fiscal 2007 net sales, the 5 largest customers in our International segment accounted for 41 percent of its net sales for fiscal 2007, and the 5 largest customers in our Bakeries and Foodservice segment accounted for 40 percent of its net sales for fiscal 2007. The loss of any large customer for an extended length of time could adversely affect our sales and profits. There has been significant worldwide consolidation in the grocery industry in recent years and we believe that this trend is likely to continue. As the retail grocery trade continues to consolidate and mass market retailers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted.

Price changes for the commodities we depend on for raw materials, packaging, and energy may adversely affect our profitability.

The principal raw materials that we use are grains (wheat, oats, and corn), sugar, dairy products, vegetables, fruits, meats, vegetable oils, and other agricultural products. We also use substantial quantities of carton board, corrugated and plastic packaging materials, operating supplies, and energy. These items are largely commodities that experience price volatility caused by external conditions such as weather and product scarcity, commodity market fluctuations, currency fluctuations, and changes in governmental agricultural programs. Commodity price changes may result in unexpected increases in raw material, packaging, and energy costs. If we are unable to increase productivity to offset these increased costs or increase our prices as a result of consumer sensitivity to pricing or otherwise, we may experience reduced margins and profitability. We do not fully hedge against changes in commodity prices, and the hedging procedures that we do use may not always work as we intend.

If we are not efficient in our production, our profitability could suffer as a result of the highly competitive environment in which we operate.

Our future success and earnings growth depends in part on our ability to be efficient in the production and manufacture of our products in highly competitive markets. Our ability to gain additional efficiencies may become more difficult over time as we take advantage of existing opportunities. Our failure to reduce costs through productivity gains or by eliminating redundant costs resulting from acquisitions could adversely affect our profitability and weaken our competitive position. Further, many productivity initiatives involve complex reorganization of manufacturing facilities and production lines. Such manufacturing realignment may result in the interruption of production which may negatively impact product volume and margins.

Disruption of our supply chain could adversely affect our business.

Our ability to make, move, and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

We may be unable to anticipate changes in consumer preferences and trends, which may result in decreased demand for our products.

Our success depends in part on our ability to anticipate the tastes and eating habits of consumers and to offer products that appeal to their preferences. Consumer preferences change from time to time and can be affected by a number of different trends. Our failure to anticipate, identify or react to these changes and trends, or to introduce new and improved products on a timely basis, could result in reduced demand for our products, which would in turn cause our revenues and profitability to suffer. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of ingredients such as trans fats, sugar, processed wheat, or other product ingredients or attributes.

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

Our unit volume in the last week of each quarter can be higher than the average for the preceding weeks of the quarter in certain circumstances. In comparison to the average daily shipments in the first 12 weeks of a quarter, the final week of each quarter may have as much as two to four days’ worth of incremental shipments (based on a five-day week), reflecting increased promotional activity at the end of the quarter. This increased activity includes promotions to assure that our customers have sufficient inventory on hand to support major marketing events or increased seasonal demand early in the next quarter, as well as promotions intended to help achieve interim unit volume targets. If, due to quarter-end promotions or other reasons, our customers purchase more product in any reporting period than end-consumer demand will require in future periods, our sales level in future reporting periods could be adversely affected.

Economic downturns could cause consumers to shift their food purchases from our higher priced premium products to lower priced items, which could adversely affect our results of operations.

The willingness of consumers to purchase premium branded food products depends in part on local economic conditions. In periods of economic uncertainty, consumers tend to purchase more generic, private label, and other economy brands. In those circumstances, we could experience a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings. In addition, as a result of economic conditions or otherwise, we may be unable to raise our prices due to increased consumer sensitivity to pricing. Any of these events could have an adverse effect on our results of operations.

Volatility in the market value of derivatives we use to hedge exposures to fluctuations in commodity prices will cause volatility in our gross margins and net earnings.

We utilize derivatives to hedge price risk for various raw materials and energy input costs, including grains (wheat, oats, and corn), oils (principally soybean), non-fat dry milk, natural gas, and diesel fuel. Application of hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (SFAS 133) requires significant resources, record keeping, and analytical systems. As a result of the rising compliance costs and the complexity associated with the application of hedge accounting, effective as of the beginning of fiscal 2008 we will no longer be documenting our commodity derivatives as hedges of our commodity price risk. Accordingly, the changes in the values of these derivatives will be recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses will be reported in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate expenses in our segment operating results. This volatility could cause results reported in any period to differ from our expectations. Our net earnings over the life of the derivative contracts remain unchanged.

Our international operations are subject to political and economic risks.

In fiscal 2007, 17 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

•	political and economic instability;
•	exchange controls and currency exchange rates;
•	foreign tax treaties and policies; and
•	restrictions on the transfer of funds to and from foreign countries.

    Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Euro, and Mexican peso. From time to time, we enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

Concerns with the safety and quality of food products could cause consumers to avoid certain food products or ingredients.

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

We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands.

New regulations or regulatory-based claims could adversely affect our business.

Food production and marketing are highly regulated by a variety of federal, state, local, and foreign agencies. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. In addition, we advertise our products and could be the target of claims relating to false or deceptive advertising under federal, state, and foreign laws and regulations.

We have a substantial amount of indebtedness, which could limit financing and other options and in some cases adversely affect our ability to pay dividends.

As of May 27, 2007, we had total debt and minority interests of $7.3 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:

•	ability to obtain additional financing for working capital, capital expenditures, or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward; and
•	flexibility to adjust to changing business and market conditions and may make us more vulnerable to a downturn in general economic conditions.

    There are various financial covenants and other restrictions in our debt instruments and minority interests. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity, and our ability to obtain additional or alternative financing may also be adversely affected.

    If our subsidiary General Mills Cereals, LLC (GMC) fails to make required distributions to the holders of its Series B-1 preferred membership interests, we will be restricted from paying any dividends (other than dividends in the form of shares of common stock) or other distributions on shares of our common stock and may not repurchase shares of our common stock until such distributions are paid.

    Our ability to make scheduled payments on or to refinance our debt and other obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business, and other factors beyond our control.

Volatility in the securities markets, interest rates, and other factors or changes in our employee base could substantially increase our defined benefit pension, other postretirement, and postemployment benefit costs.

We sponsor a number of defined benefit plans for employees in the United States, Canada, and various foreign locations, including defined benefit pension, retiree health and welfare,

severance, and other postemployment benefit plans. Our major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit pension, other postretirement, and postemployment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Although the aggregate fair value of our defined benefit pension, other postretirement, and postemployment benefit plan assets exceeded the aggregate defined benefit pension, other postretirement, and postemployment benefit obligations as of May 27, 2007, a significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches, and viruses. Any such damage or interruption could have a material adverse effect on our business.

If other potentially responsible parties (PRPs) are unable to contribute to remediation costs at certain contaminated sites, our costs for remediation could be material.

We are subject to various federal, state, local, and foreign environmental and health and safety laws and regulations. Under certain of these laws, namely the Comprehensive Environmental Response, Compensation and Liability Act and its state counterparts, liability for investigation and remediation of hazardous substance contamination at currently or formerly owned or operated facilities or at third-party waste disposal sites is joint and several. We currently are involved in active remediation efforts at certain sites where we have been named a PRP. If other PRPs at these sites are unable to contribute to remediation costs, we could be held responsible for all or their portion of the remediation costs, and those costs could be material. We cannot assure that our costs in relation to these environmental matters or compliance with environmental laws in general will not exceed our reserves or otherwise have an adverse effect on our business and results of operations.

An impairment in the carrying value of goodwill could negatively affect our consolidated results of operations and net worth.

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all of the assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. We periodically engage third-party valuation consultants to assist in this process. All our reporting units have fair values in excess of their carrying values by at least 20 percent.

    As of May 27, 2007, we had $6.8 billion of goodwill. While we currently believe that the fair value of goodwill exceeds its carrying value, materially different assumptions regarding future performance of our businesses could result in significant impairment losses.

An impairment in the carrying value of, or a change in the useful life of, our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.

We evaluate the useful lives of our intangible assets, primarily intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso, and Häagen-Dazs brands to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

    Our indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs including: projected revenues from our annual long-range plan; assumed royalty rates which could be payable if we did not own the brands; and a discount rate. We periodically engage third-party valuation consultants to assist in this process.

    As of May 27, 2007, we had $3.7 billion of indefinite-lived intangible assets. While we currently believe that the fair value of each indefinite-lived intangible asset exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses could result in significant impairment losses and amortization expense.

Resolution of uncertain income tax matters could adversely affect our results of operations or cash flows from operations.

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is involved in determining our effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. We are periodically under examination or engaged in a tax controversy. We establish reserves in a variety of taxing jurisdictions when, despite our belief that our tax return positions are supportable, we believe that certain positions may be challenged and may need to be revised. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective income tax rate includes the impact of reserve provisions and changes to those reserves. We also provide interest on these reserves at the appropriate statutory interest rate. These interest charges are also included in our effective tax rate. As of May 27, 2007, our income tax and related interest reserves recorded in other current liabilities were slightly more than $700 million. Reserve adjustments for individual issues have generally not exceeded 1 percent of earnings before income taxes and after-tax earnings from joint ventures annually. Nevertheless, the accumulation of individually insignificant discrete adjustments throughout a particular year has historically impacted our consolidated effective income tax rate by up to 80 basis points.

    The Internal Revenue Service (IRS) recently concluded field examinations for our 2002 and 2003 federal tax years. These examinations included review of our determinations of cost basis, capital losses, and the depreciation of tangible assets and amortization of intangible assets arising from our acquisition of Pillsbury and the sale of minority interests in our GMC subsidiary. The IRS has proposed adjustments related to a majority of the tax benefits associated with these items. We believe we have meritorious defenses and intend to vigorously defend our positions. Our potential liability for this matter is significant and, notwithstanding our reserves against this potential liability, an unfavorable resolution could have a material adverse impact on our results of operations or cash flows from operations.

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

    As of May 27, 2007, we operated 83 facilities for the production of a wide variety of food products. Of these facilities, 51 are located in the United States (1 of which is leased), 15 in the Asia/Pacific region (10 of which are leased), 6 in Canada (2 of which are leased), 5 in Europe (1 of which is leased), 5 in Latin America and Mexico, and 1 in South Africa. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

U.S. Retail

•	Carson, California
•	Lodi, California
•	Covington, Georgia
•	Belvidere, Illinois
•	West Chicago, Illinois
•	New Albany, Indiana
•	Carlisle, Iowa
•	Cedar Rapids, Iowa
•	Reed City, Michigan
•	Hannibal, Missouri
•	Kansas City, Missouri
•	Great Falls, Montana
•	Vineland, New Jersey
•	Albuquerque, New Mexico
•	Buffalo, New York
•	Wellston, Ohio
•	Murfreesboro, Tennessee

•	Milwaukee, Wisconsin
•	Irapuato, Mexico

International

•	Rooty Hill, Australia
•	Guangzhou, China
•	Arras, France
•	San Adrian, Spain
•	Berwick, United Kingdom
•	Cagua, Venezuela

Bakeries and Foodservice

•	Chanhassen, Minnesota
•	Joplin, Missouri
•	Martel, Ohio
•	Trenton, Ontario

    We also own or lease warehouse space totaling 12.7 million square feet, of which 9.6 million square feet are leased, that primarily supports our U.S. Retail segment. We own and lease a number of sales and administrative offices in the United States, Canada and elsewhere around the world, totaling 2.7 million square feet (600,000 square feet of which are leased).

    As part of our Häagen-Dazs business in our International segment, we operate 149 and franchise 356 branded ice-cream parlors in various countries around the world, all outside of the United States and Canada. All shops we operate are leased, totaling 150,000 square feet.

ITEM 3   Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 27, 2007, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” on page 4 in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4   Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange. On July 13, 2007, there were approximately 33,259 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note 18 to the Consolidated Financial Statements on page 70 in Item 8 of this report. Information regarding restrictions on our ability to pay dividends in certain situations is set forth in Note 9 to the Consolidated Financial Statements on pages 56 and 57 in Item 8 of this report.

    The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 27, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(b)	Maximum Number of Shares that may yet be Purchased Under the Program(b)

February 26, 2007 through April 1, 2007	548,810	$57.65	548,810	74,367,463
April 2, 2007 through April 29, 2007	2,400,809	$59.15	2,400,809	71,966,654
April 30, 2007 through May 27, 2007	5,259,985	$60.16	5,259,985	66,706,669

Total	8,209,604	$59.70	8,209,604	66,706,669

(a)	The total number of shares purchased includes: (i) 96,700 shares purchased from the ESOP fund of our 401(k) savings plan; (ii) 6,925 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock; and (iii) 8,105,979 shares purchased in the open market. These amounts include 1,069,100 shares acquired at an average price of $60.30 for which settlement occurred after May 27, 2007.
(b)	On December 11, 2006, our Board of Directors approved and we announced an authorization for the repurchase of up to 75 million shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

ITEM 6   Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 27, 2007:

In Millions, Except per Share Data and Percentages Fiscal Year Ended	May 27, 2007	May 28, 2006	May 29, 2005	May 30, 2004	May 25, 2003

Operating data:
Net sales	$12,442	$11,712	$11,308	$11,122	$10,544
Gross margin(a)	4,487	4,167	3,982	4,088	3,969
Selling, general and administrative expenses	2,390	2,179	1,998	2,052	2,050
Operating profit	2,058	1,958	1,900	2,010	1,857
Interest expense, net	427	399	455	508	547
Income taxes	560	538	661	526	458
Net earnings	1,144	1,090	1,240	1,055	917
Depreciation and amortization	418	424	443	399	365
Advertising and media expense	543	524	481	514	526
Research and development expense	191	178	165	158	149
Average shares outstanding:
Basic	347	358	371	375	369
Diluted	360	379	409	413	395
Net earnings per share:
Basic	$3.30	$3.05	$3.34	$2.82	$2.49
Diluted	$3.18	$2.90	$3.08	$2.60	$2.35
Operating ratios:
Gross margin as a percentage of net sales	36.1%	35.6%	35.2%	36.8%	37.6%
Selling, general and administrative expenses as a percentage of net sales	19.2%	18.6%	17.7%	18.5%	19.4%
Operating profit as a percentage of net sales	16.5%	16.7%	16.8%	18.1%	17.6%
Income taxes as a percentage of earnings before income taxes	34.3%	34.5%	36.6%	35.0%	35.0%
Return on average total capital(a)(b)	11.1%	10.5%	11.4%	10.0%	9.5%
Balance sheet data:
Land, buildings and equipment	$3,014	$2,997	$3,111	$3,197	$3,087
Total assets	18,184	18,075	17,923	18,331	18,087
Long-term debt, excluding current portion	3,218	2,415	4,255	7,410	7,516
Total debt(a)	6,206	6,049	6,192	8,226	8,857
Stockholders’ equity	5,319	5,772	5,676	5,248	4,175
Cash flow data:
Net cash provided by operating activities	1,765	1,848	1,794	1,521	1,726
Capital expenditures	460	360	434	653	750
Net cash provided (used) by investing activities	(597)	(369)	413	(530)	(1,113)
Net cash used by financing activities	(1,398)	(1,405)	(2,385)	(943)	(885)
Fixed charge coverage ratio	4.37	4.54	4.61	3.74	3.26
Operating cash flow to debt ratio(a)	28.4%	30.6%	29.0%	18.5%	19.5%
Share data:
Low stock price	$49.27	$44.67	$43.01	$43.75	$37.38
High stock price	$61.11	$52.16	$53.89	$49.66	$48.18
Cash dividends per common share	$1.44	$1.34	$1.24	$1.10	$1.10

Fiscal 2004 was a 53-week year; all other fiscal years were 52 weeks.
In fiscal 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, resulting in an after-tax reduction to stockholders’ equity of $440 million, and SFAS No. 123R, “Share Based Payment”, resulting in a decrease to fiscal 2007 net earnings of $43 million, and a decrease to fiscal 2007 cash flows from operations and corresponding decrease to cash flows used by financing activities of $73 million. See Notes 2 and 13 to the Consolidated Financial Statements beginning on page 43 in Item 8 of this report.
(a)	See Glossary on page 71 for definition.
(b)	See pages 33 to 34 in MD&A in Item 7 of this report for our discussion of these measures not defined by generally accepted accounting principles.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

We are a global consumer foods company. We develop distinctive food products and market these value-added products under unique brand names. We work continuously on product innovation to improve our established brands and to create new products that meet consumers’ evolving needs and preferences. In addition, we build the equity of our brands over time with strong consumer-directed marketing and innovative merchandising. We believe our brand-building strategy is the key to winning and sustaining leading share positions in markets around the globe.

    Our fundamental business goal is to generate superior returns for our stockholders over the long term. We believe that increases in net sales, segment operating profits, earnings per share, and return on average total capital are the key measures of financial performance for our businesses. See page 33 for our discussion of segment operating profit and return on average total capital, which are not defined by generally accepted accounting principles (GAAP).

    Our objectives are to consistently deliver:

•	low single-digit average annual growth in net sales;
•	mid single-digit average annual growth in total segment operating profit;
•	high single-digit average annual growth in earnings per share (EPS); and
•	at least a 50 basis point average annual increase in return on average total capital.

    We believe that this financial performance, coupled with an attractive dividend yield, should result in long-term value creation for stockholders. We also return a substantial amount of cash annually to stockholders through share repurchases.

    For the fiscal year ended May 27, 2007, our net sales grew 6 percent, total segment operating profit grew 7 percent, diluted EPS increased 10 percent, and our return on average total capital improved by 60 basis points. These results met or exceeded our long-term targets. Net cash provided by operations totaled nearly $1.8 billion in fiscal 2007, enabling us to increase our annual dividend payments per share by 7.5 percent from fiscal 2006 and continue returning cash to stockholders through share repurchases, which totaled $1,321 million in fiscal 2007. We made significant capital investments totaling $460 million to support future growth and productivity.

    We achieved each of our four key operating objectives for fiscal 2007:

•	We generated net sales growth across our businesses. Both Big G cereals and Pillsbury USA renewed net sales growth in fiscal 2007 following modest sales declines in fiscal 2006. In addition, all of our other U.S. Retail divisions and our International and Bakeries and Foodservice segments each posted net sales gains in fiscal 2007.
•	We achieved net sales contributions from new products, as we introduced more than 400 new food items in markets around the world.
•	We capitalized on growth opportunities for our brands in new channels and international markets. During 2007, we increased our unit volume and net sales in fast-growing retail channels such as drug, dollar and discount stores, convenience stores, and supercenters. Outside the United States, International segment net sales increased 16 percent in fiscal 2007 and exceeded $2 billion for the first time.
•	We also recorded increases in both gross margin and segment operating profit in fiscal 2007, despite continued input cost inflation and a significant increase in our consumer marketing spending.

    Details of our financial results are provided in the “Fiscal 2007 Consolidated Results of Operations” section below.

    Our fiscal 2008 operating objectives are consistent with our long-term growth model and are built around broad-based growth in net sales, focused cost-savings initiatives to offset higher input costs, and increased levels of investment in media and other brand-building marketing programs to fuel continued net sales growth. To drive growth in net sales, we plan to increase unit volumes, improve sales mix, and achieve net price realization through a combination of pricing actions and trade promotion efficiencies. We also will continue to focus on faster-growing retail formats and foodservice channels such as membership and convenience stores, and expand our branded product sales to hospitality and healthcare-related foodservice customers with new products and portion sizes. Internationally, we are focused on building our global brands. Our company-wide cost-saving initiatives include evaluating sales mix and trade spending efficiency, portfolio management techniques including product rationalization and simplification, capital investments in manufacturing technology, and global sourcing. We expect pricing and cost-savings initiatives to help us largely offset significant input cost inflation, especially for dairy ingredients, oils (primarily soybean), and grains. Our plans also call for reinvestment of some of these cost savings in media and other brand-building marketing programs, resulting in another high single-digit increase in these expenditures.

    Our plans also call for $575 million of expenditures for capital projects, and a significant amount of cash returned to stockholders. We intend to continue repurchasing shares in fiscal 2008, with a goal of reducing average diluted shares outstanding a net 2 percent. On June 25, 2007, our Board of Directors approved a dividend increase to an annual rate of $1.56 per share. This represents a 9 percent compound annual growth rate in dividends from fiscal 2004 to fiscal 2008.

    Application of hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), requires significant resources, recordkeeping, and analytical systems. As a result of the rising compliance costs and the complexity associated with the application of hedge accounting, we have elected to discontinue the use of hedge accounting for our commodity derivatives at the beginning of fiscal 2008 for all new commodity derivatives entered into after that date. Accordingly, the changes in the values of these derivatives will be recorded in earnings currently, resulting in volatility in both net earnings and gross margin. These gains and losses will be reported in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate expenses in our segment operating results. Regardless of designation for accounting purposes, we believe all our commodity hedges are economic hedges of our risk exposures. Commodity derivatives previously accounted for as cash flow hedges are not affected by this change and any gains or losses deferred to accumulated other comprehensive income (loss) in stockholders’ equity will remain there until the hedged item affects earnings.

    Certain terms used throughout this report are defined in a glossary on page 71 of this report.

FISCAL 2007 CONSOLIDATED RESULTS OF OPERATIONS

For fiscal 2007, we reported diluted EPS of $3.18, up 10 percent from $2.90 per share earned in fiscal 2006. Earnings after tax were $1,144 million in fiscal 2007, up 5 percent from $1,090 million in fiscal 2006.

    The components of net sales growth are shown in the following table:

Components of Net Sales Growth

Fiscal 2007 vs. 2006

Unit Volume Growth	+4 pts
Price/Product Mix	+2 pts
Foreign Currency Exchange	+1 pt
Trade and Coupon Promotional Expenses	Flat

Net Sales Growth	+6%

Table does not add due to rounding.

    Net sales for fiscal 2007 grew 6 percent to $12.4 billion, driven by 4 percentage points of unit volume growth, primarily in our U.S. Retail and International segments, and 2 percentage points of growth from pricing and favorable product mix across many of our businesses. In addition, foreign currency exchange effects added 1 percentage point of growth, while promotional spending was flat compared to fiscal 2006.

    Cost of sales was up $410 million in fiscal 2007 versus fiscal 2006. Cost of sales as a percent of net sales decreased from 64.4 percent in fiscal 2006 to 63.9 percent in fiscal 2007 as $115 million of higher ingredient (primarily grains and dairy) and energy costs were more than offset by efficiency gains at our manufacturing facilities. These gains resulted from cost-saving capital projects, the operating benefits of our broad-based unit volume growth, changes to product formulations, and continued actions to replace low-turning products with faster-turning items.

    Selling, general and administrative (SG&A) expenses increased by $211 million in fiscal 2007 versus fiscal 2006. SG&A expense as a percent of net sales increased from 18.6 percent in fiscal 2006 to 19.2 percent in fiscal 2007. The increase in SG&A expense from fiscal 2006 was largely the result of a $78 million increase in media and brand-building consumer marketing spending and $69 million of incremental stock compensation expense resulting from our adoption of SFAS No. 123 (Revised), “Share-Based Payment” (SFAS 123R).

    Net interest expense for fiscal 2007 totaled $427 million, $28 million higher than net interest expense for fiscal 2006. Higher interest rates caused nearly all of the increase. Interest expense includes preferred distributions paid on subsidiary minority interests. The average rate on our total outstanding debt and subsidiary minority interests was 6.1 percent during fiscal 2007, compared to 5.8 percent during fiscal 2006.

    Restructuring, impairment and other exit costs totaled $39 million in fiscal 2007 as follows:

Expense (Income), in millions

Noncash impairment charge for certain Bakeries and Foodservice product lines	$37
Gain from the sale of our previously closed plant in San Adrian, Spain	(7)
Loss from divestitures of our par-baked bread and frozen pie product lines	10
Adjustment of reserves from previously announced restructuring actions	(1)

Total	$39

    In late May 2007, we concluded that the future cash flows generated by certain product lines in our Bakeries and Foodservice segment will be insufficient to recover the net book value of the related long-lived assets. We recorded a noncash impairment charge of $37 million against these assets in the fourth quarter of fiscal 2007. We are further evaluating the viability of the impaired product lines and may incur additional charges in the future, depending upon the outcome of those evaluations.

    Net proceeds received for the par-baked bread product line were $13 million, and net proceeds from the sale of our frozen pie product line were $1 million.

    The effective income tax rate was 34.3 percent for fiscal 2007, including an increase of $30 million in benefits from our international tax structure and benefits from the settlement of tax audits. In fiscal 2006, our effective income tax rate was 34.5 percent, including the benefit of $11 million of adjustments to deferred tax liabilities associated with our International segment’s brand intangibles.

    After-tax earnings from joint ventures totaled $73 million in fiscal 2007, compared to $69 million in fiscal 2006. In fiscal 2007, net sales for Cereal Partners Worldwide (CPW) grew 18 percent, including 6 points of incremental sales from the Uncle Tobys cereal business it acquired in Australia. In February 2006, CPW announced a restructuring of its manufacturing plants in the United Kingdom. Our after-tax earnings from joint ventures were reduced by $8 million in both fiscal 2007 and 2006 for our share of the restructuring costs, primarily accelerated depreciation and severance. Net sales for our Häagen-Dazs joint ventures in Asia declined 7 percent in fiscal 2007, reflecting a change in our reporting period for these joint ventures. We changed this reporting period to include results through March 31. In previous years, we included results for the twelve months ended April 30. Accordingly, fiscal 2007 included only 11 months of results from these joint ventures, compared to 12 months in fiscal 2006. The impact of this change was not material to our consolidated results of operations, so we did not restate prior periods for comparability.

    Average diluted shares outstanding decreased by 19 million from fiscal 2006 due to our repurchase of 25 million shares of stock during fiscal 2007, partially offset by increases in diluted shares outstanding from the issuance of annual stock awards.

FISCAL 2007 CONSOLIDATED BALANCE SHEET ANALYSIS

As of May 27, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans: An amendment of FASB Statements No. 87, 88, 106 and 132R” (SFAS 158). SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of stockholders’ equity. As a result of the implementation of SFAS 158, we recognized an after-tax decrease in accumulated other comprehensive income (loss) of $440 million for all of our defined benefit pension, other postretirement, and postemployment benefit plans. Other balances affected by the adoption of SFAS 158 are identified in the analysis below. Prior periods were not restated.

    Cash and cash equivalents decreased by $230 million from fiscal 2006 due to our acquisitions of Saxby Bros. Limited in the United Kingdom and the funding of our share of CPW’s acquisition of Uncle Tobys in Australia.

    Receivables increased $41 million from fiscal 2006, driven mainly by higher international sales levels and foreign exchange translation, partially offset by a decrease in domestic receivables due mainly to the timing of sales in the month of May. The allowance for doubtful accounts was essentially unchanged from fiscal 2006.

    Inventories increased $119 million from fiscal 2006, due primarily to a higher level of finished goods in advance of our package size modification of Big G cereals in early fiscal 2008, and increases in grain inventories due to higher quantities and prices. These increases were partially offset by an increase in the reserve for the excess of first in, first out (FIFO) inventory costs over last in, first out (LIFO) inventory costs of $16 million.

    Land, buildings and equipment increased $17 million, as capital expenditures of $460 million were offset by normal depreciation and disposal of assets related to the sales of our Chelsea, Tempe, Rochester, and San Adrian facilities. In addition, we recorded $37 million of impairment charges against certain long-lived assets related to underperforming product lines in our Bakeries and Foodservice segment.

    Goodwill and other intangible assets increased $270 million from fiscal 2006, primarily from foreign currency translation. Our international acquisitions, including CPW’s acquisition of Uncle Tobys, completed during fiscal 2007 increased these intangibles by $58 million.

    Other assets decreased by $191 million from fiscal 2006. Our prepaid pension asset decreased by $304 million following our annual changes in assumptions, fiscal 2007 asset performance, and our adoption of SFAS No. 158. This decrease was partially offset by a $109 million increase in our investments in joint ventures, consisting primarily of loans to and additional equity investments in CPW to finance its acquisition of Uncle Tobys.

    Accounts payable increased $105 million to $778 million in fiscal 2007 from higher vendor payables that were generally in line with increases in inventories, and from foreign exchange translation.

    Long-term debt, the current portion of long-term debt, and notes payable together increased $157 million from fiscal 2006. We issued $1.5 billion of long-term debt that replaced long-term debt maturing in fiscal 2007. We issued $1.15 billion of convertible notes in fiscal 2007 that were used to repay commercial paper. We also carried higher levels of debt as of May 27, 2007, due to increased share repurchases. In addition, as of May 27, 2007, we consolidated a variable interest entity (VIE) in which we are the primary beneficiary (PB), resulting in a $37 million increase to total debt. As of May 27, 2007, we also recorded $23 million of debt for capital lease obligations related to certain contractual relationships with third parties.

    The current and noncurrent portions of deferred income taxes decreased $274 million to $1.4 billion primarily due to a reclassification of $248 million of deferred taxes to accumulated other comprehensive income (loss), a component of stockholders’ equity, following our adoption of SFAS 158. We also incurred $26 million of deferred income tax expense in fiscal 2007.

    Other current liabilities increased $248 million to $2,079 million primarily due to a $118 million increase in accrued income taxes and a $56 million increase in unsettled share repurchases.

    Other liabilities increased $306 million, primarily the result of an increase in accrued other postretirement and postemployment benefit liabilities following our annual changes in assumptions, fiscal 2007 asset performance, and our adoption of SFAS 158.

    Retained earnings increased $638 million, reflecting fiscal 2007 net earnings of $1,144 million less dividends of $506 million. Treasury stock increased $1,035 million from fiscal 2007 share repurchases of $1,385 million, offset by shares issued for stock option exercises and restricted stock unit vesting. Additional paid in capital increased $105 million including a $84 million decrease from the reclassification of unearned compensation resulting from our adoption of SFAS 123R, an $11 million after-tax decrease from the issuance of shares to settle the conversion premium on our zero coupon contingently convertible debentures, and a $95 million decrease from the issuance of stock awards during fiscal 2007, offset by an increase of $105 million from current year stock option exercises and $128 million of stock compensation expense recognized in fiscal 2007 earnings. Accumulated other comprehensive income (loss) decreased by $245 million after-tax, including a $440 million after-tax reduction from our adoption of SFAS 158 offset by favorable foreign exchange translation of $194 million.

FISCAL 2006 CONSOLIDATED RESULTS OF OPERATIONS

For fiscal 2006, we reported diluted EPS of $2.90. This was down 6 percent from $3.08 per share earned in fiscal 2005, which included a significant net gain from divestitures and debt repurchases. Earnings after tax were $1,090 million in fiscal 2006, down 12 percent from $1,240 million in fiscal 2005, primarily due to the net benefit of gains on divestitures and debt repurchase costs in fiscal 2005.

    The components of net sales growth are shown in the following table:

Components of Net Sales Growth

Fiscal 2006 vs. 2005

Unit Volume Growth	+2 pts
Price/Product Mix	+1 pt
Foreign Currency Exchange	Flat
Trade and Coupon Promotion Expense	Flat

Net Sales Growth	+4%

Table does not add due to rounding.

    Net sales for fiscal 2006 grew 4 percent to $11.7 billion, driven by 2 percentage points of unit volume growth, primarily in U.S. Retail and International, and 1 percentage point of growth from pricing and product mix across many of our businesses. Foreign currency exchange effects and promotional spending were flat compared to fiscal 2005.

    Cost of sales was up $219 million in fiscal 2006 versus fiscal 2005, primarily due to unit volume increases and a $89 million increase in customer freight expense, as manufacturing efficiencies largely offset cost increases due to inflation. Also, the year-over-year change in cost of sales was favorably impacted by the following costs incurred in fiscal 2005: $18 million in expense from accelerated depreciation associated with exit activities, as described below; and $5 million of product recall costs. Cost of sales as a percent of net sales decreased from 64.8 percent in fiscal 2005 to 64.4 percent in fiscal 2006.

    SG&A expense increased by $181 million in fiscal 2006. SG&A expense as a percent of net sales increased from

17.7 percent in fiscal 2005 to 18.6 percent in fiscal 2006. The increase in SG&A expense from fiscal 2005 was largely the result of: a $97 million increase in domestic employee benefit costs, including incentives; a $49 million increase in consumer marketing spending; and a $23 million increase in environmental reserves.

    Restructuring, impairment and other exit costs totaled $30 million in fiscal 2006. The components of this expense are summarized in the table below:

In Millions

Closure of our Swedesboro, New Jersey plant	$13
Closure of a production line at our Montreal, Quebec plant	6
Restructuring actions at our Allentown, Pennsylvania plant	4
Asset impairment charge at our Rochester, New York plant	3
Adjustment of reserves from previously announced restructuring actions	4

Total	$30

    In fiscal 2005, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

In Millions

Charges associated with supply chain initiatives	$44
Relocation of a frozen baked goods line from our Boston, Massachusetts plant	30
Bakeries and Foodservice severance charges	3
Adjustment of reserves from previously announced restructuring actions	7

Total	$84

    The supply chain initiatives were undertaken to further increase asset utilization and reduce manufacturing and sourcing costs, resulting in decisions regarding plant closures and production realignment. The actions included decisions to: close our flour milling plant in Vallejo, California; close our par-baked bread plant in Medley, Florida; relocate bread production from our Swedesboro, New Jersey plant; relocate a portion of our cereal production from our plant in Cincinnati, Ohio; close our snacks foods plant in Iowa City, Iowa; and close our dry mix production at Trenton, Ontario.

    Net interest expense for fiscal 2006 totaled $399 million, $56 million lower than interest expense for fiscal 2005 of $455 million, primarily as the result of debt pay down and the maturation of interest rate swaps. In fiscal 2006, we had interest rate swaps that converted $500 million of fixed-rate debt to floating rates. Taking into account the effect of our interest rate swaps, the average interest rate on our total outstanding debt and subsidiary minority interests was 5.8 percent in fiscal 2006, compared to 5.9 percent in fiscal 2005.

    The effective income tax rate was 34.5 percent for fiscal 2006, including the benefit of $11 million of adjustments to deferred tax liabilities associated with our International segment’s brand intangibles. In fiscal 2005, our effective income tax rate was 36.6 percent, higher than fiscal 2005 primarily due to the tax impacts of our fiscal 2005 divestitures.

    After-tax earnings from joint ventures totaled $69 million in fiscal 2006, compared to $94 million in fiscal 2005. Earnings from joint ventures in fiscal 2005 included $28 million from our Snack Ventures Europe (SVE) joint venture with PepsiCo, Inc., which we divested on February 28, 2005. In fiscal 2006, net sales for CPW grew 4 percent. In February 2006, CPW announced a restructuring of its manufacturing plants in the United Kingdom. Our after-tax earnings from joint ventures was reduced by $8 million for our share of the restructuring costs, primarily accelerated depreciation and severance, incurred in fiscal 2006. Net sales for our Häagen-Dazs joint ventures in Asia declined 7 percent from fiscal 2005 due to an unseasonably cold winter and increased competitive pressure in Japan.

    Average diluted shares outstanding decreased by 30 million from fiscal 2005. This was primarily due to the repurchase of a significant portion of our zero coupon contingently convertible debentures in October 2005 and the completion of a consent solicitation related to the remaining convertible debentures in December 2005. These actions ended the dilutive accounting effect of these debentures in our EPS calculations. In addition, we repurchased 19 million shares of our stock during fiscal 2006, partially offset by the issuance of shares upon stock option exercises.

RESULTS OF SEGMENT OPERATIONS

Our businesses are organized into three operating segments: U.S. Retail, International, and Bakeries and Foodservice.

    The following tables provide the dollar amount and percentage of net sales and operating profit from each reportable segment for fiscal years 2007, 2006, and 2005:

Net Sales

Dollars In Millions, Fiscal Year	2007		2006		2005

	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales

U.S. Retail	$8,491	68%	$8,137	69%	$7,891	70%
International	2,124	17	1,837	16	1,725	15
Bakeries and Foodservice	1,827	15	1,738	15	1,692	15

Total	$12,442	100%	$11,712	100%	$11,308	100%

Segment Operating Profit

Dollars In Millions, Fiscal Year	2007		2006		2005

	Segment Operating Profit	Percent of Segment Operating Profit	Segment Operating Profit	Percent of Segment Operating Profit	Segment Operating Profit	Percent of Segment Operating Profit

U.S. Retail	$1,896	84%	$1,801	85%	$1,745	87%
International	216	10	194	9	163	8
Bakeries and Foodservice	148	6	116	6	108	5

Total	$2,260	100%	$2,111	100%	$2,016	100%

    Segment operating profit excludes unallocated corporate expenses of $163 million for fiscal 2007, $123 million for fiscal 2006, and $32 million for fiscal 2005; and also excludes restructuring, impairment and other exit costs because these items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by our executive management.

U.S. RETAIL SEGMENT   Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, and drug, dollar and discount chains operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, refrigerated yogurt, ready-to-serve soup, dry dinners, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, microwave popcorn, and a wide variety of organic products including soup, granola bars, and cereal.

    The components of the changes in net sales are shown in the following table:

Components of U.S. Retail Change in Net Sales

	Fiscal 2007 vs. 2006	Fiscal 2006 vs. 2005

Unit Volume Growth	+4 pts	+2 pts
Price/Product Mix	Flat	Flat
Trade and Coupon Promotion Expense	Flat	+1 pt

Change in Net Sales	+4%	+3%

    In fiscal 2007, net sales for our U.S. Retail operations were $8.5 billion, up 4 percent from fiscal 2006. This growth in net sales was the result of a 4 percentage point increase in unit volume, led by strong growth in our grain snacks business, as well as volume increases in our Yoplait, Meals, and Pillsbury USA divisions. The unit volume increase was largely driven by higher levels of consumer marketing spending and new product innovation, resulting in higher sales to key customers.

    Net sales for this segment totaled $8.1 billion in fiscal 2006 and $7.9 billion in fiscal 2005. Unit volume increased 2 points in fiscal 2006 versus fiscal 2005, led by strong growth in our Yoplait business and volume increases in our Meals, Baking Products and Snacks divisions. Favorable trade and coupon spending also contributed 1 point to the fiscal 2006 increase in net sales, as the rate of promotional activity decreased on a year-over-year basis, largely the result of narrowing price gaps between our products and competitors’ products in several heavily promoted categories.

    All of our U.S. Retail divisions experienced net sales growth in fiscal 2007 as shown in the tables below:

U.S. Retail Net Sales by Division

Dollars In Millions, Fiscal Year	2007	2006	2005

U.S. Retail:
Big G	$1,933	$1,903	$1,919
Meals	1,909	1,816	1,697
Pillsbury USA	1,591	1,550	1,562
Yoplait	1,171	1,099	967
Snacks	1,066	967	924
Baking Products	667	650	615
Small Planet Foods and Other	154	152	207

Total U.S. Retail	$8,491	$8,137	$7,891

U.S. Retail Change in Net Sales by Division

	Fiscal 2007 vs. 2006	Fiscal 2006 vs. 2005

Big G	+2%	–1%
Meals	+5	+7
Pillsbury USA	+3	–1
Yoplait	+6	+14
Snacks	+10	+5
Baking Products	+3	+6
Small Planet Foods	+21	+27

Total U.S. Retail	+4%	+3%

    In fiscal 2007, Big G cereals net sales grew 2 percent as a result of new product launches such as Fruity Cheerios and Nature Valley cereals, and continued strong performance of the Cheerios franchise. Net sales for the Meals division grew by 5 percent led by the introduction of Progresso reduced sodium soups and Hamburger Helper Microwave Singles, and the continued strong performance of our other Hamburger Helper and Progresso offerings. Net sales for Pillsbury USA increased 3 percent as core refrigerated dough products, Totino’s Pizza Rolls pizza snacks and Toaster Strudel pastries all generated solid growth. The Yoplait division’s net sales grew 6 percent primarily due to strong performance by Yoplait Light, Go-GURT, and Yoplait Kids yogurt. Net sales for the Snacks division grew 10 percent led by continuing growth for Nature Valley granola bars and the introduction of Fiber One bars. Baking Products net sales grew 3 percent reflecting greater focus on product lines such as Bisquick baking mix and Warm Delights microwaveable desserts.

    For fiscal 2006, Big G cereals net sales declined 1 percent as our merchandising activity lagged competitors’ levels, particularly in the first half of the year. The Meals division’s net sales grew by 7 percent led by Progresso soup and Hamburger Helper. Pillsbury USA net sales declined 1 percent due to weakness in frozen breakfast items, frozen baked goods, and refrigerated cookies. Net sales for the Yoplait division grew 14 percent over fiscal 2005 primarily due to growth in established cup yogurt lines. Net sales for the Snacks division grew 5 percent led by Nature Valley granola bars and Chex Mix products. Baking Products net sales grew 6 percent reflecting the introduction of Warm Delights microwaveable desserts and strong performance during the holiday baking season.

    Operating profit of $1.9 billion in fiscal 2007 improved $95 million, or 5 percent, over fiscal 2006. Unit volume increased operating profit by $127 million, and inflation in ingredients (primarily grains and dairy), energy, and labor costs was more than offset by efficiency gains at our manufacturing facilities resulting from cost-saving capital projects, changes to product formulations, and continued actions to reduce low-turning products. These increases in operating profit were partially offset by $46 million of brand-building consumer marketing spending.

    Operating profit of $1.8 billion in fiscal 2006 improved $56 million, or 3 percent, over fiscal 2005. Unit volume increases accounted for approximately $89 million of improvement. Net pricing realization and product mix contributed $98 million. These factors exceeded manufacturing and distribution rate increases of $77 million, and increases in consumer marketing spending of $32 million.

INTERNATIONAL SEGMENT   In Canada, our major product categories are ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, and grain, fruit and savory snacks. In markets outside North America, our product categories include super-premium ice cream, grain snacks, shelf stable and frozen vegetables, dough products, and dry dinners. Our International segment also includes products manufactured in the United States for export internationally, primarily to the Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities are reported in the region or country where the end customer is located. These international businesses are managed through 34 sales and marketing offices.

    The components of net sales growth are shown in the following table:

Components of International Change in Net Sales

	Fiscal 2007 vs. 2006	Fiscal 2006 vs. 2005

Unit Volume Growth	+8 pts	+4 pts
Price/Product Mix	+6 pts	+2 pts
Foreign Currency Exchange	+4 pts	+1 pt
Trade and Coupon Promotion Expense	-2 pts	–1 pt

Change in Net Sales	+16%	+6%

    For fiscal 2007, net sales for our International segment were $2.1 billion, up 16 percent from fiscal 2006. This growth was largely driven by a 15 percent increase in net sales of Häagen-Dazs ice cream and the continued strong performance of Green Giant and Old El Paso products across Europe. Acquisitions made in fiscal 2007 contributed less than 1 point of net sales growth. Four points of net sales growth came from favorable foreign exchange.

    Net sales totaled $1.8 billion in fiscal 2006 and $1.7 billion in fiscal 2005. For fiscal 2006 versus fiscal 2005, unit volume grew 4 percent, driven by a 6 percent increase in the Asia/Pacific region.

    Net sales growth for our International segment by geographic region is shown in the following tables:

International Net Sales by Geographic Region

Dollars In Millions, Fiscal Year	2007	2006	2005

Europe	$756	$629	$622
Canada	611	566	514
Asia/Pacific	462	403	370
Latin America and South Africa	295	239	219

Total International	$2,124	$1,837	$1,725

International Change in Net Sales by Geographic Region

	Fiscal 2007 vs. 2006	Fiscal 2006 vs. 2005

Europe	+20%	+1%
Canada	+8	+10
Asia/Pacific	+14	+9
Latin America and South Africa	+21	+9

Total International	+16%	+6%

    In fiscal 2007, net sales in Europe grew 20 percent reflecting 15 percent growth in net sales of Häagen-Dazs ice cream and continued strong performance from Old El Paso and Green Giant across the region, and especially in the United Kingdom. The acquisition of Saxby Bros. Limited, a chilled pastry company in the United Kingdom, contributed less than 1 point of net sales growth. Net sales in Canada increased 8 percent, led by 35 percent net sales growth on Nature Valley snack bars, 6 percent net sales growth in cereals and 11 percent net sales growth on Old El Paso products. Asia/Pacific net sales increased 14 percent led by 17 percent net sales growth for Häagen-Dazs in China. Latin America and South Africa net sales increased 21 percent led by 20 percent growth in our Diablitos product line and the re-launch of Häagen-Dazs in Latin America.

    Operating profit for fiscal 2007 grew to $216 million, up 11 percent from fiscal 2006, with foreign currency exchange contributing 5 points of that growth. The growth was led by a $48 million increase from higher volumes driven by increases in consumer marketing spending. Net price realization offset supply chain and administrative cost increases.

    Operating profit for fiscal 2006 grew to $194 million, up 19 percent from the prior year, with foreign currency exchange effects contributing 2 percentage points of that growth. Improvement in unit volume contributed $24 million, net price realization of $46 million more than offset the effects of supply chain cost changes, and consumer marketing spending increased $24 million.

BAKERIES AND FOODSERVICE SEGMENT   In our Bakeries and Foodservice segment we sell branded ready-to-eat cereals, snacks, dinner and side dish products, refrigerated and soft-serve frozen yogurt, frozen dough products, branded baking mixes, and custom food items. Our customers include foodservice distributors and operators, convenience stores, vending machine operators, quick service and other restaurant operators, and business and school cafeterias in the United States and Canada. In addition, we market mixes and unbaked and fully baked frozen dough products throughout the United States and Canada to retail, supermarket and wholesale bakeries.

    The components of the change in net sales are shown in the following table:

Components of Bakeries and Foodservice
Change in Net Sales

	Fiscal 2007 vs. 2006	Fiscal 2006 vs. 2005

Unit Volume Growth	+2 pts	Flat
Price/Product Mix	+6 pts	+3 pts
Divested Product Lines	–2 pts	Flat
Trade and Coupon Promotion Expense	–1 pt	Flat

Change in Net Sales	+5%	+3%

    For fiscal 2007, net sales for our Bakeries and Foodservice segment increased 5 percent to $1.8 billion. The growth in fiscal 2007 net sales was driven by: increased sales of higher margin, branded products and the introduction of new products to customers such as schools, hotels, restaurants, and convenience stores; improved innovation in foodservice products; and favorable net price realization.

    Net sales increased slightly from fiscal 2005 to fiscal 2006. Fiscal 2006 unit volume was flat as compared to fiscal 2005, with net price realization and product mix causing the increase in net sales.

    Net sales growth for our Bakeries and Foodservice segment by customer segment is shown in the following tables:

Bakeries and Foodservice Net Sales by Customer Segment

Dollars in Millions, Fiscal Year	2007	2006	2005

Distributors and restaurants	$872	$894	$890
Bakery channels	773	681	648
Convenience stores and vending	182	163	154

Total Bakeries and Foodservice	$1,827	$1,738	$1,692

Bakeries and Foodservice Changes in Net Sales by Customer Segment

	Fiscal 2007 vs. 2006	Fiscal 2006 vs. 2005

Distributors and restaurants	–2%	Flat
Bakery channels	14%	5%
Convenience stores and vending	12%	6%

Total Bakeries and Foodservice	5%	3%

    Operating profits for the segment were $148 million in fiscal 2007, up 28 percent from $116 million in fiscal 2006. The business was able to offset record levels of input cost inflation with a combination of pricing actions, sourcing productivity and manufacturing improvements.

    Fiscal 2006 operating profits for the segment were $116 million, up 7 percent from $108 million in fiscal 2005. Unit volume was flat, and pricing actions essentially covered supply chain cost inflation of $41 million.

UNALLOCATED CORPORATE EXPENSES   Unallocated corporate expenses include variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, all stock compensation costs, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance.

    For fiscal 2007, unallocated corporate expenses were $163 million, compared to $123 million in fiscal 2006. Fiscal 2007 included $69 million of incremental expense relating to the impact of the adoption of SFAS 123R, and fiscal 2006 included $33 million of charges related to increases in environmental reserves and a write-down of the asset value of a low-income housing investment. Excluding these items, unallocated corporate expenses were essentially unchanged from fiscal 2006.

    Unallocated corporate expenses were $123 million in fiscal 2006 compared to $32 million in fiscal 2005. Fiscal 2006 included: higher domestic employee benefit expense, including incentives, which increased by $61 million over fiscal 2005; increases in environmental reserves of $23 million; and a $10 million write-down of the asset value of a low-income housing investment.

JOINT VENTURES   In addition to our consolidated operations, we manufacture and sell products through several joint ventures.

International Joint Ventures   We have a 50 percent equity interest in CPW that manufactures and markets ready-to-eat cereal products in more than 130 countries and republics outside the United States and Canada. CPW also markets cereal bars in several European countries and manufactures private label cereals for customers in the United Kingdom. Results from our CPW joint venture are reported for the 12 months ended March 31. On July 14, 2006, CPW acquired the Uncle Tobys cereal business in Australia for approximately $385 million. We funded our 50 percent share of the purchase price by making additional advances to and equity contributions in CPW totaling $135 million (classified as investments in affiliates, net, on the Consolidated Statements of Cash Flows) and by acquiring a 50 percent undivided interest in certain intellectual property for $58 million (classified as acquisitions on the Consolidated Statements of Cash Flows). We funded the advances to CPW and our equity contribution from cash generated from our international operations, including our international joint ventures.

    We have 50 percent equity interests in Häagen-Dazs Japan, Inc. and Häagen-Dazs Korea Company Limited. We also had a 49 percent equity interest in HD Distributors (Thailand) Company Limited. Subsequent to its fiscal year end, we acquired a controlling interest in this joint venture. These joint ventures manufacture, distribute, and market Häagen-Dazs frozen ice cream products and novelties. As noted on page 15, in fiscal 2007, we changed the reporting period for the Häagen-Dazs joint ventures. Accordingly, fiscal 2007 results include only 11 months of results from these joint ventures compared to 12 months in fiscal 2006 and 2005.

    We have a 50 percent equity interest in Seretram, a joint venture for the production of Green Giant canned corn in France. Seretram’s results are reported as of and for the 12 months ended April 30.

    On February 28, 2005, SVE was terminated and our 40.5 percent interest was redeemed. Fiscal 2005 after-tax joint venture earnings include our share of the after-tax earnings of SVE through that date.

Domestic Joint Venture   We have a 50 percent equity interest in 8th Continent, LLC, a joint venture to develop and market soy-based products. 8th Continent’s results are presented on the same basis as our fiscal year.

    Our share of after-tax joint venture earnings increased from $69 million in fiscal 2006 to $73 million in fiscal 2007. This growth was largely driven by strong core brand volume and organic net sales growth, new product innovation, and increases in brand-building consumer marketing spending, partially offset by a $2 million impact of the change in reporting period for the Häagen-Dazs joint ventures.

    Our share of after-tax joint venture earnings decreased from $94 million in fiscal 2005 to $69 million in fiscal 2006 reflecting the absence of SVE earnings and the inclusion of $8 million of restructuring costs for CPW in fiscal 2006.

    The change in net sales for each joint venture is set forth in the following table:

Joint Ventures Change in Net Sales

	Fiscal 2007 vs. 2006	Fiscal 2006 vs. 2005

CPW	+18%	+4%
Häagen-Dazs (11 months in fiscal 2007 and 12 months in fiscal 2006 and 2005)	–7	–7
8th Continent	+3	+14

Ongoing Joint Ventures(a)	+13%	+2%

(a)	Excludes SVE net sales. See page 33 for our discussion of this measure not defined by GAAP.

    For fiscal 2007, CPW net sales grew by 18 percent reflecting the introduction of new products and favorable currency translation. The acquisition of Uncle Tobys in Australia also contributed 6 points of CPW’s net sales growth. Net sales for our Häagen-Dazs joint ventures declined 7 percent from fiscal 2006, reflecting the change in our reporting period for these joint ventures.

IMPACT OF INFLATION

We believe that changes in the general rate of inflation have not had a significant effect on profitability over the three most recent fiscal years other than as noted above related to ingredients, packaging, energy, and employee benefit costs. We attempt to minimize the effects of inflation through appropriate planning and operating practices. Our risk management practices are discussed in Item 7A on pages 35 through 36 of this report.

LIQUIDITY

The primary source of our liquidity is cash flow from operations. Over the most recent three-year period, our operations have generated $5.4 billion in cash. A substantial portion of this operating cash flow has been returned to stockholders annually through share repurchases and dividends. We also use this source of liquidity to fund our annual capital expenditures. We typically use a combination of available cash, notes payable, and long-term debt to finance acquisitions and major capital expansions.

Cash Flows from Operations

In Millions, for Fiscal Year Ended	May 27, 2007	May 28, 2006	May 29, 2005

Net earnings	$1,144	$1,090	$1,240
Depreciation and amortization	418	424	443
After-tax earnings from joint ventures	(73)	(69)	(94)
Stock-based compensation	128	45	38
Deferred income taxes	26	26	9
Distribution of earnings from joint ventures	45	77	83
Tax benefit on exercised options	–	41	62
Pension and other postretirement costs	(54)	(74)	(70)
Restructuring, impairment and other exit costs	39	30	84
Divestitures (gain)	–	–	(499)
Debt repurchase costs	–	–	137
Changes in current assets and liabilities	77	184	251
Other, net	15	74	110

Net Cash Provided by Operating Activities	$1,765	$1,848	$1,794

    Our cash flow from operations decreased $83 million from fiscal 2006 to fiscal 2007 as an increase in net earnings of $54 million and the net benefit to operating cash flow from stock compensation of $42 million were more than offset by a reduction in our cash flows from working capital of $107 million and a $32 million decrease in distributions of earnings from joint ventures. Changes in working capital were a reduced source of cash flow from operations in fiscal 2007 versus fiscal 2006 primarily reflecting a $32 million decrease in cash flows from accounts receivable, and a $69 million reduction in the source of cash from other current liabilities, primarily from a smaller increase in accrued taxes in fiscal 2007 than in fiscal 2006.

    A key measure that we manage is the growth rate in core working capital. We strive to grow core working capital at or below our growth in net sales. For fiscal 2007, core working capital grew 4 percent, less than our net sales growth of 6 percent. In fiscal 2006, core working capital grew 5 percent, compared to net sales growth of 4 percent, and in fiscal 2005, core working capital decreased 2 percent and net sales grew 2 percent.

    The increase in cash flows from operations from fiscal 2005 to fiscal 2006 was primarily the result of increases in accrued compensation and accrued income taxes.

Cash Flows from Investing Activities

In Millions, for Fiscal Year Ended	May 27, 2007	May 28, 2006	May 29, 2005

Purchases of land, buildings and equipment	$(460)	$(360)	$(434)
Acquisitions	(85)	(26)	–
Investments in affiliates, net	(100)	1	1
Proceeds from disposal of land, buildings and equipment	14	11	24
Proceeds from disposition of businesses	–	–	799
Proceeds from dispositions of product lines	14	–	–
Other, net	20	5	23

Net Cash Provided (Used) by Investing Activities	$(597)	$(369)	$413

    In fiscal 2007, capital investment for land, buildings, and equipment increased by $100 million to $460 million, as we increased manufacturing capacity for our snack bars and yogurt products and increased spending on cost-saving projects. We expect capital expenditures to increase to approximately $575 million in fiscal 2008, including projects to: consolidate manufacturing for our Old El Paso business; enhance distribution capabilities at one of our United States plants; increase our yogurt and chewy snack bar manufacturing capacity; and begin an upgrade of our information technology systems in Latin and South America and Asia.

    During fiscal 2007, we funded our share of CPW’s acquisition of the Uncle Tobys cereal business in Australia (reflected in acquisitions and investments in affiliates, net) and acquired Saxby Bros. Limited, a chilled pastry company in the United Kingdom. In addition, we completed an acquisition of our master franchisee of Häagen-Dazs shops in Greece. We also sold our frozen pie product line, including a plant in Rochester, New York, and our par-baked bread product line, including plants in Chelsea, Massachusetts and Tempe, Arizona.

Cash Flows from Financing Activities

In Millions, for Fiscal Year Ended	May 27, 2007	May 28, 2006	May 29, 2005

Change in notes payable	$(280)	$1,197	$(1,057)
Issuance of long-term debt	2,650	–	2
Payment of long-term debt	(2,323)	(1,386)	(1,115)
Proceeds from issuance of preferred membership interests of subsidiary	–	–	835
Common stock issued	317	157	195
Tax benefit on exercised options	73	–	–
Purchases of common stock for treasury	(1,321)	(885)	(771)
Dividends paid	(506)	(485)	(461)
Other, net	(8)	(3)	(13)

Net Cash Used by Financing Activities	$(1,398)	$(1,405)	$(2,385)

    Details of each fiscal 2007 financing are described in Note 8 to the Consolidated Financial Statements on pages 54 to 55 of this report.

    On April 25, 2007, we redeemed or converted all of our zero coupon convertible debentures due 2022. The redemption price was settled in cash. For the debentures that were converted, we delivered cash equal to the accreted value of the debentures, including $23 million of accreted original issue discount, and issued 284,000 shares of our common stock worth $17 million to settle the conversion value in excess of the accreted value. This premium was recorded as a reduction to stockholders’ equity, net of the applicable tax benefit. There was no gain or loss associated with the redemption or conversions. We used proceeds from the issuance of commercial paper to fund the redemption and conversions. During fiscal 2006, we repurchased a significant portion of these debentures pursuant to put rights of the holders for an aggregate purchase price of $1.33 billion, including $77 million of accreted original issue discount. We incurred no gain or loss from this repurchase. We used proceeds from the issuance of commercial paper to fund the purchase price of the debentures.

    On April 11, 2007, we issued $1.15 billion aggregate principal amount of floating rate convertible senior notes. The notes bear interest at an annual rate equal to one-month London Interbank Offered Rate (LIBOR) minus 0.07 percent, subject to monthly reset. The notes will mature on April 11, 2037. Each $1,000 note is convertible into ten shares of our common stock, subject to adjustment in certain circumstances, on any business day prior to maturity. Upon conversion, each holder would receive cash up to the calculated principal amount of the note, and cash or shares at our option for any excess conversion value over the calculated principal amount of each note as described in the note agreement. The notes are unsecured and unsubordinated. The holders of the notes may put them to us for cash equal to the principal amount plus accrued and unpaid interest upon any change of control and on April 11, 2008 and several anniversary dates thereafter. We used the proceeds from the notes to repay outstanding commercial paper. Based on the terms of the notes, we expect them to be put to us on April 11, 2008.

    In January 2007, we issued $1.0 billion of 5.7 percent fixed rate notes due February 15, 2017 and $500 million of floating rate notes due January 22, 2010. The proceeds of these notes were used to retire $1.5 billion of fixed rate notes which matured in February 2007. The floating rate notes bear interest equal to three-month LIBOR plus 0.13 percent, subject to quarterly reset. The floating rate notes cannot be called by us prior to maturity. The fixed rate notes may be called by us at any time for cash equal to the greater of the principal amount of the notes or a specified make-whole amount, plus, in each case, accrued and unpaid interest. We had previously entered into $700 million of pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent in anticipation of the fixed rate note refinancing. We are amortizing a loss deferred to accumulated other comprehensive income (loss) of $23 million associated with these derivatives to interest expense on a straight-line basis over the life of the fixed rate notes. We expect to reclassify $2 million of the deferred loss to earnings over the next 12 months.

    We used cash from operations to repay $189 million of debt in fiscal 2006.

    In fiscal 2005, we commenced a cash tender offer for our outstanding 6 percent notes due in 2012. The tender offer resulted in the purchase of $500 million principal amount of the notes. Subsequent to the expiration of the tender offer, we purchased an additional $260 million principal amount of the notes in the open market. We incurred a loss of $137 million from this repurchase.

    In fiscal 2007, our Board of Directors approved a new authorization to repurchase up to 75 million shares of our common stock. This replaced a prior authorization, which permitted us to repurchase shares up to a treasury share balance of 170 million. Purchases under the new authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no specified termination date. During fiscal 2007, we repurchased 25 million shares for an aggregate purchase price of $1,385 million, of which $64 million settled after the end of our fiscal year. Under the prior authorization in fiscal 2006, we repurchased 19 million shares of common stock for an aggregate purchase price of $892 million. A total of 162 million shares were held in treasury on May 27, 2007.

    Dividends paid in fiscal 2007 totaled $506 million, or $1.44 per share, a 7.5 percent increase from fiscal 2006 dividends of $1.34 per share. Dividends paid in fiscal 2006 totaled $485 million, or $1.34 per share, an 8 percent increase from fiscal 2005 dividends of $1.24 per share. Our Board of Directors approved a quarterly dividend increase from $0.37 per share to $0.39 per share effective with the dividend payable on August 1, 2007.

CAPITAL RESOURCES

Capital Structure

In Millions	May 27, 2007	May 28, 2006

Notes payable	$1,254	$1,503
Current portion of long-term debt	1,734	2,131
Long-term debt	3,218	2,415

Total debt	6,206	6,049
Minority interests	1,139	1,136
Stockholders’ equity	5,319	5,772

Total Capital	$12,664	$12,957

The following table details the fee-paid committed credit lines we had available as of May 27, 2007:

In Billions	Amount

Credit facility expiring:
October 2007	$1.10
January 2009	0.75
October 2010	1.10

Total Committed Credit Facilities	$2.95

    Commercial paper is a continuing source of short-term financing. We can issue commercial paper in the United States, Canada, and Europe. Our commercial paper borrowings are supported by $2.95 billion of fee-paid committed credit lines and $351 million in uncommitted lines. As of May 27, 2007, there were no amounts outstanding on the fee-paid committed credit lines and $133 million was drawn on the uncommitted lines, all by our international operations.

    Our credit facilities, certain of our long-term debt agreements, and our minority interests contain restrictive covenants. As of May 27, 2007, we were in compliance with all of these covenants.

    We have $1.7 billion of long-term debt maturing in the next 12 months that is classified as current, including $1.25 billion of notes that may mature based on the put rights of the note holders. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

    As of May 27, 2007, our total debt, including the impact of derivative instruments designated as hedges, was 50 percent each in fixed-rate and floating-rate instruments compared to 63 percent fixed-rate and 37 percent floating-rate as of May 28, 2006. The change in the fixed-rate and floating-rate percentages were driven by refinancing our fixed-rate zero coupon convertible debentures in April 2007 with commercial paper and also refinancing $500 million of fixed rate notes that matured in February 2007 with floating rate notes.

    We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts, purchase units, and units. As of May 27, 2007, $3.7 billion remained available under the shelf registration for future use.

    We believe that growth in return on average total capital is a key performance measure. Return on average total capital increased from 10.5 percent in fiscal 2006 to 11.1 percent in fiscal 2007 due to earnings growth and disciplined use of cash. We also believe important measures of financial strength are the ratio of fixed charge coverage and the ratio of operating cash flow to debt. Our fixed charge coverage ratio in fiscal 2007 was 4.37 compared to 4.54 in fiscal 2006. The measure declined from fiscal 2006 as a $72 million increase in earnings before income taxes and after-tax earnings from joint ventures was more than offset by the impact of a $32 million decrease in distributions of earnings from joint ventures and a $35 million increase in fixed charges. Our operating cash flow to debt ratio decreased to 28 percent in fiscal 2007 from 31 percent in fiscal 2006, as cash flows from operations declined slightly from fiscal 2006 and year end debt balances increased slightly over the same period.

    Currently, Standard and Poor’s (S&P) has ratings of BBB+ on our publicly held long-term debt and A-2 on our commercial paper. Moody’s Investors Services (Moody’s) has ratings of Baa1 for our long-term debt and P-2 for our commercial paper. Fitch Ratings (Fitch) rates our long-term debt BBB+ and our commercial paper F-2. Dominion Bond Rating Service in Canada currently rates us as A-low. These ratings are not a recommendation to buy, sell or hold securities, are subject to revision or withdrawal at any time by the rating organization and should be evaluated independently of any other rating. We intend to maintain these ratings levels for the foreseeable future.

    Third parties hold minority interests in certain of our subsidiaries. General Mills Cereals, LLC (GMC) owns the manufacturing assets and intellectual property associated with the production and retail sale of Big G ready-to-eat cereals, Progresso soups and Old El Paso products. In May 2002, we sold 150,000 Class A preferred membership interests in GMC to an unrelated third-party investor in exchange for $150 million. In June 2007, we sold an additional 88,851 Class A preferred membership interests in GMC to the same unrelated third-party investor in exchange for $92 million. In October 2004, we sold 835,000 Series B-1 preferred membership interests in GMC to an unrelated third-party investor in exchange for $835 million. The terms of the Series B-1 and Class A interests held by the third-party investors and the rights of those investors are detailed in the Third Amended and Restated Limited Liability Company Agreement of GMC (the LLC Agreement). Currently, we hold all interests in GMC (including all managing member interests), other than the Class A interests and the Series B-1 interests.

    The Class A interests receive quarterly preferred distributions based on their capital account balance at a floating rate equal to the sum of three-month LIBOR plus 65 basis points. The rate of the distributions on the Class A interests must be adjusted by agreement between the Class A interest holder and GMC, or through a remarketing, every five years. The first adjustment of the rate occurred in June 2007 and the next adjustment is scheduled to occur in July 2012. GMC, through its managing member, may elect to repurchase all of the Class A interests at any time for an amount equal to the holder’s capital account, plus any unpaid preferred returns and any applicable make-whole amount. Upon a failed remarketing, the rate over LIBOR will be increased by 75 basis points until the next scheduled remarketing, which will occur in 3 month intervals until a successful remarketing. As of May 27, 2007, the capital account balance of the Class A interests held by the unrelated third party was $150 million, and it was $248 million as of June 28, 2007, reflecting the third party’s purchase of $92 million of additional Class A interests and a $6 million increase in the capital account balance associated with the previously owned interests.

    The Series B-1 interests of GMC are entitled to receive quarterly preferred distributions based on their capital account balance at a fixed rate of 4.5 percent per year, which is scheduled to be reset to a new fixed rate through a remarketing in August 2007. The capital account balance of the Series B-1 interests was $835 million as of May 27, 2007, and will be increased to $849 million in August 2007 in connection with the remarketing. Beginning in August 2012, we may elect to reset the preferred distribution rate through a remarketing or to repurchase the interests. If we do not conduct a remarketing or repurchase the interests, the preferred distribution rate will be reset to a floating rate. As the managing member of GMC, we may elect to repurchase the Series B-1 interests for an amount equal to the holder’s then current capital account balance (i) in August 2007 and in five year intervals thereafter, and (ii) on any distribution date during a period in which the preferred return is set at a floating rate. The holders of the Series B-1 interests cannot require us to repurchase the interests.

    The Series B-1 interests will be exchanged for shares of our perpetual preferred stock as a result of: our senior unsecured debt rating falling below either Ba3 as rated by Moody’s or BB- as rated by S&P or Fitch; our bankruptcy or liquidation; a default on any of our senior indebtedness resulting in an acceleration of indebtedness having an outstanding principal balance in excess of $50 million; failing to pay a dividend on our common stock in any fiscal quarter; or certain liquidating events described in the LLC Agreement.

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

    GMC may be required to be dissolved and liquidated under certain circumstances, including: the bankruptcy of GMC or its subsidiaries; GMC’s failure to deliver the preferred distributions; GMC’s failure to comply with portfolio requirements; breaches of certain covenants; lowering of our senior debt rating below either Baa3 by Moody’s or BBB– by S&P; and a failed attempt to remarket the Class A interests as a result of a breach of GMC’s obligations to assist in such remarketing. In the event of a liquidation of GMC, each member of GMC would receive the amount of its then current capital account balance. As managing member, we may avoid liquidation of GMC in most circumstances by exercising our option to purchase the Class A interests.

    General Mills Capital, Inc. (GM Capital) was formed for the purpose of purchasing and collecting our receivables and previously sold $150 million of its Series A preferred stock to an unrelated third-party investor. In June 2007, we repurchased all of the Series A preferred stock. We used commercial paper borrowings and proceeds from the sale of the additional interests in GMC to fund the repurchase.

    In October 2004, Lehman Brothers Holdings, Inc. (Lehman Brothers) issued $750 million of notes that are mandatorily exchangeable for shares of our common stock. In connection with the issuance of those notes, an affiliate of Lehman Brothers entered into a forward purchase contract with us, under which we are obligated to deliver between 14 million and 17 million shares of our common stock, subject to adjustment under certain circumstances. These shares will be deliverable by us in October 2007 in exchange for $750 million of cash, assuming the Series B-1 interests in GMC are remarketed as planned in August 2007. If the remarketing is not successful, we will receive securities of an affiliate of Lehman Brothers. We expect to use the cash we receive from Lehman Brothers to repurchase shares of our stock, or to the extent we have already reached our share repurchase objective for the year, to retire outstanding debt.

    For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of GMC and GM Capital are included in our Consolidated Financial Statements. The return to the third party investors is reflected in interest, net in the Consolidated Statements of Earnings. The third party investors’ Class A and Series B-1 interests in GMC are classified as minority interests on our Consolidated Balance Sheets. We may also call these instruments in exchange for a payment equal to the then-current capital account value, plus any unpaid preferred return and any applicable make-whole amount. We may only call the Series B-1 interests in connection with a remarketing or on distribution dates in the event of a floating rate period. If we repurchase these interests, any change in the unrelated third party investors’ capital accounts from their original value will be charged directly to retained earnings and will increase or decrease the net earnings used to calculate EPS in that period.

    See Note 9 to the Consolidated Financial Statements on pages 56 and 57 in Item 8 for more information regarding our minority interests.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of May 27, 2007, we have issued guarantees and comfort letters of $606 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $266 million for the debt and other obligations of non-consolidated affiliates, primarily CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases, which totaled $279 million as of May 27, 2007.

    As of May 27, 2007, we had invested in 5 VIEs. We are the PB of GM Capital, a subsidiary that we consolidate. As discussed previously, in June 2007 we repurchased its outstanding securities. We have an interest in a contract manufacturer at our former facility in Geneva, Illinois. We are the PB and have consolidated this entity as of May 27, 2007. This entity had property and equipment with a fair value of $37 million and long-term debt of $37 million as of May 27, 2007. We also have an interest in a contract manufacturer in Greece that is a VIE. Although we are the PB, we have not consolidated this entity because it is not material to our results of operations, financial condition, or liquidity as of May 27, 2007. This entity had assets of $3 million and liabilities of $1 million as of May 27, 2007. We are not the PB of the remaining 2 VIEs. Following our repurchase of the GM Capital preferred stock, our maximum exposure to loss from the remaining 4 VIEs is limited to the $37 million of long-term debt of the contract manufacturer in Geneva, Illinois and our $3 million equity investments in two of the other VIEs.

    On August 17, 2006, the Pension Protection Act (PPA) became law in the United States. The PPA revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. Most of these provisions are first applicable to our domestic defined benefit pension plans in fiscal 2008 on a phased-in basis. The PPA may ultimately require us to make additional contributions to our domestic plans. However, due to our historical funding practices and current funded status, we do not expect to have significant statutory or contractual funding requirements for our major defined benefit plans during the next several years. No 2008 domestic plan contributions are currently expected. Actual 2008 contributions could exceed our current projections, and may be influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, or by future changes in government requirements. Additionally, our projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates and our future decisions regarding certain elective provisions of the PPA.

    The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period.

Payments Due by Fiscal Year In Millions	Total	2008	2009-10	2011-12	2013 and Thereafter

Long-term debt(a)	$4,942	$1,728	$818	$1,252	$1,144
Accrued interest	165	165	–	–	–
Operating leases	279	74	117	51	37
Capital leases	28	8	7	5	8
Purchase obligations	2,403	2,148	153	66	36

Total	$7,817	$4,123	$1,095	$1,374	$1,225

(a)	Excludes $23 million related to capital leases and $13 million of bond premium and dealer discount.

    Principal payments due on long-term debt are based on stated contractual maturities or put rights of certain note holders. The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer marketing spending commitments that support our brands. The fair value of our interest rate and equity swaps was a payable of $154 million as of May 27, 2007, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations primarily consist of liabilities for uncertain income tax positions, accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement benefit, and postemployment benefit plans, and miscellaneous liabilities. We expect to pay $24 million of benefits from our unfunded postemployment benefit plans in fiscal 2008. Further information on all of these plans is included in Note 13 to the Consolidated Financial Statements appearing on pages 61 through 65 in Item 8 of this report.

SIGNIFICANT ACCOUNTING ESTIMATES

For a complete description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements appearing on pages 43 through 47 in Item 8 of this report. Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These policies include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement and postemployment benefits.

PROMOTIONAL EXPENDITURES   Our promotional activities are conducted through our customers and directly or indirectly with end consumers. These activities include: payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays; discounts to our list prices to lower retail shelf prices and payments to gain distribution of new products; coupons, contests, and other incentives; and media and advertising expenditures. The media and advertising expenditures are recognized as expense when the advertisement airs. The cost of payments to customers and other consumer activities are recognized as the related revenue is recorded, which generally precedes the actual cash expenditure. The recognition of these costs requires estimation of customer participation and performance levels. These estimates are made based on the forecasted customer sales, the timing and forecasted costs of promotional activities, and other factors. Differences between estimated expenses and actual costs are normally insignificant and are recognized as a change in management estimate in a subsequent period. Our accrued trade, coupon, and brand-building consumer marketing liabilities were $289 million as of May 27, 2007, and $294 million as of May 28, 2006. Because our total promotional expenditures (including amounts classified as a reduction of revenues) are significant, if our estimates are inaccurate we would have to make adjustments that could have a material effect on our results of operations.

    Our unit volume in the last week of a quarter can be higher than the average for the preceding weeks of the quarter in certain circumstances. In comparison to the average daily shipments in the first 12 weeks of a quarter, the final week of each quarter may have as much as two to four days’ worth of incremental shipments (based on a five-day week), reflecting increased promotional activity at the end of the quarter. This increased activity includes promotions to assure that our customers have sufficient inventory on hand to support major marketing events or increased seasonal demand early in the next quarter, as well as promotions intended to help achieve interim unit volume targets. If, due to quarter-end promotions or other reasons, our customers purchase more product in any reporting period than end-consumer demand will require in future periods, our sales level in future reporting periods could be adversely affected.

INTANGIBLE ASSETS   Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. We periodically engage third-party valuation consultants to assist in this process.

    During fiscal 2007, we changed the timing of our annual goodwill impairment testing from the first day of our fiscal year to December 1. This accounting change is preferable because it better aligns this impairment test with the timing of the presentation of our strategic long-range plan to the Board of Directors. During fiscal 2007, we performed this annual impairment test on May 29, 2006, and again on December 1, 2006. The fair values for all of our reporting units exceed their carrying values by at least 20 percent.

    We evaluate the useful lives of our other intangible assets, primarily intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso and Häagen-Dazs brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

    Our indefinite-lived intangible assets, primarily brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2007 assessment of our brand intangibles as of December 1, 2006. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the brands; and a discount rate. We periodically engage third-party valuation consultants to assist in this process. All brand intangibles had fair values in excess of their carrying values by at least 20 percent, except for the Pillsbury brand, which we estimated had a fair value less than 3 percent higher than its carrying value. This brand comprises nearly one-half of our total indefinite-lived intangible assets.

    If the growth rate for the global revenue from all uses of the Pillsbury brand decreases 50 basis points from the current planned growth rate, fair value would be reduced by approximately $165 million, assuming all other components of the fair value estimate remain unchanged. If the assumed royalty rate for all uses of the Pillsbury brand decreases by 50 basis points, fair value would be reduced by approximately $130 million, assuming all other components of the fair value estimate remain unchanged. If the applicable discount rate increases by 50 basis points, fair value of the Pillsbury brand would be reduced by approximately $175 million, assuming all other components of the fair value estimate remain unchanged. As of May 27, 2007, we reviewed each of the assumptions used in the annual impairment assessment performed as of December 1, 2006, and found them to still be appropriate.

    As of May 27, 2007, we had $10.5 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses could result in significant impairment losses and amortization expense.

STOCK COMPENSATION   Effective May 29, 2006, we adopted SFAS 123R, which changed the accounting for compensation expense associated with stock options, restricted stock awards, and other forms of equity compensation. We elected the modified prospective transition method as permitted by SFAS 123R; accordingly, results from prior periods have not been restated. Under this method, stock-based compensation expense for fiscal 2007 was $128 million, which included amortization related to the remaining unvested portion of all equity compensation awards granted prior to May 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and amortization related to all equity compensation awards granted on or subsequent to May 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The incremental effect on net earnings in fiscal 2007 of our adoption of SFAS 123R was $69 million of expense ($43 million after-tax). All our stock compensation expense is recorded in SG&A expense in the Consolidated Statement of Earnings.

    Prior to May 29, 2006, we used the intrinsic value method for measuring the cost of compensation paid in our common stock. No compensation expense for stock options was recognized in our Consolidated Statements of Earnings prior to fiscal 2007, as the exercise price was equal to the market price of our stock at the date of grant. Expense attributable to other types of share-based awards was recognized in our results under SFAS 123. The weighted-average grant-date fair values of the employee stock options granted were estimated as $10.74 in fiscal 2007, $8.04 in fiscal 2006, and $8.32 in fiscal 2005 using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year	2007	2006	2005

Risk-free interest rate	5.3%	4.3%	4.0%
Expected term	8 years	7 years	7 years
Expected volatility	19.7%	20.0%	21.0%
Dividend yield	2.8%	2.9%	2.7%

    The valuation of stock options is a significant accounting estimate which requires us to use significant judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. Our methods for selecting these valuation assumptions are explained in Note 11 to the Consolidated Financial Statements on pages 58 through 60 in Item 8 of this report.

    For fiscal 2007 and all prior periods, our estimate of expected stock price volatility is based on historical volatility determined on a daily basis over the expected term of the options. We considered but did not use implied volatility because we believed historical volatility provided an appropriate expectation for our volatility in the future. If all other assumptions are held constant, a one percentage point increase or decrease in our fiscal 2007 volatility assumption would increase or decrease the grant-date fair value of our fiscal 2007 option awards by 4 percent.

    For our fiscal 2008 annual option grant made in June 2007, we have included implied volatility in our determination of expected volatility. We have weighted implied volatility and historical volatility equally in determining our volatility assumption. We have included implied volatility in our determination of this assumption because exchange-traded options on our stock are widely traded, and we believe the implied volatility placed on our stock by the marketplace is a reasonable indicator of expected future volatility in our stock price. We have more heavily weighted the last several years of historical volatility data to reflect a significant decrease in both our historical and our implied volatility trends following our completion of the Pillsbury acquisition in October 2001 and our operating results thereafter.

    Our expected term represents the period of time that options granted are expected to be outstanding based on historical data to estimate option exercise and employee termination within the valuation model. Separate groups of employees have similar historical exercise behavior and therefore were aggregated into a single pool for valuation purposes. The weighted-average expected term for all employee groups is presented in the table above. A change in the expected term of 1 year, leaving all other assumptions constant, would not change the grant date fair value by more than 3 percent. Our valuation model assumes that dividends and our share price increase in line with earnings, resulting in a constant dividend yield. The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant.

    To the extent that actual outcomes differ from our assumptions, we are not required to true up grant-date fair value-based expense to final intrinsic values. However, these differences can impact the classification of cash tax benefits realized upon exercise of stock options, as explained in the following two paragraphs. Furthermore, historical data has a significant bearing on our forward-looking assumptions. Significant variances between actual and predicted experience could lead to prospective revisions in our assumptions, which could then significantly impact the year-over-year comparability of stock-based compensation expense.

    SFAS 123R also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) is presented in the Consolidated Statement of Cash Flows as a financing (rather than an operating) cash flow. If this standard had been adopted in fiscal 2006, operating cash flow would have been lower (and financing cash flow would have been higher) by $41 million as a result of this provision. For fiscal 2007, the windfall tax benefits classified as financing cash flow were $73 million. The actual impact on future years’ financing cash flow will depend, in part, on the volume of employee stock option exercises during a particular year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value previously determined for financial reporting purposes.

    For balance sheet classification purposes, realized windfall tax benefits are credited to additional paid-in capital within the Consolidated Balance Sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense, potentially resulting in volatility in our consolidated effective income tax rate. Under the transition rules for adopting SFAS 123R using the modified prospective method, we were permitted to calculate a cumulative amount of windfall tax benefits from post-1995 fiscal years for the purpose of accounting for future shortfall tax benefits. We completed such study prior to the first period of adoption and currently have sufficient cumulative windfall tax benefits to absorb projected arising shortfalls, such that we do not currently expect fiscal 2008 earnings to be affected by this provision. However, as employee stock option exercise behavior is not within our control, it is possible that materially different reported results could occur if different assumptions or conditions were to prevail.

INCOME TAXES   Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is involved in determining our effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. We are periodically under examination or engaged in a tax controversy. We establish reserves in a variety of taxing jurisdictions when, despite our belief that our tax return positions are supportable, we believe that certain positions may be challenged and may need to be revised. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective income tax rate includes the impact of reserve provisions and changes to those reserves. We also provide interest on these reserves at the appropriate statutory interest rate. These interest charges are also included in our effective tax rate. As of May 27, 2007, our income tax and related interest reserves recorded in other current liabilities were slightly more than $700 million. Reserve adjustments for individual issues have generally not exceeded 1 percent of earnings before income taxes and after-tax earnings from joint ventures annually. Nevertheless, the accumulation of individually insignificant discrete adjustments throughout a particular year has historically impacted our consolidated effective income tax rate by up to 80 basis points.

    The Internal Revenue Service (IRS) recently concluded field examinations for our 2002 and 2003 federal tax years. These examinations included review of our determinations of cost basis, capital losses, and the depreciation of tangible assets and amortization of intangible assets arising from our acquisition of Pillsbury and the sale of minority interests in our GMC subsidiary. The IRS has proposed adjustments related to a majority of the tax benefits associated with these items. We believe we have meritorious defenses and intend to vigorously defend our positions. Our potential liability for this matter is significant and, notwithstanding our reserves against this potential liability, an unfavorable resolution could have a material adverse impact on our results of operations or cash flows from operations.

DEFINED BENEFIT PENSION, OTHER POSTRETIREMENT, AND POSTEMPLOYMENT BENEFIT PLANS   We have defined benefit pension plans covering most domestic, Canadian, and United Kingdom employees. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $11 million of voluntary contributions to these plans in fiscal 2007. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would vest if the plan is terminated within five years of a change in control.

    We also sponsor plans that provide health care benefits to the majority of our domestic and Canadian retirees. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We fund related trusts for certain employees and retirees on an annual basis and made $50 million of voluntary contributions to these plans in fiscal 2007.

    Under certain circumstances, we also provide accruable benefits to former or inactive employees in the United States and Canada and members of our Board of Directors, including severance, long-term disability, and certain other benefits payable upon death. We recognize an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) are charged to expense when incurred. Our postemployment benefit plans are unfunded.

    We account for our defined benefit pension, other postretirement, and postemployment benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 43,” in measuring plan assets and benefit obligations and in determining the amount of net periodic benefit cost, and SFAS 158, which was issued in September 2006 and is effective for us as of May 27, 2007. SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of stockholders’ equity. As a result of the implementation of SFAS 158, we recognized an after-tax decrease in accumulated other comprehensive income (loss) of $440 million for all of our defined benefit pension, other postretirement, and postemployment benefit plans. This includes the incremental impact of recognizing our share of the underfunded status of CPW's defined benefit pension plan in the United Kingdom. Prior periods were not restated.

    We recognize benefits provided during retirement or following employment over the plan participants’ active working life. Accordingly, we make various assumptions to predict and measure costs and obligations many years prior to the settlement of our obligations. Assumptions that require significant management judgment and have a material impact on the measurement of our net periodic benefit expense or income and accumulated benefit obligations include the long-term rates of return on plan assets, the interest rates used to discount the obligations for our benefit plans, and the health care cost trend rates.

Expected Rate of Return on Plan Assets   Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services, and investment managers), and long-term inflation assumptions. We review this assumption annually for each plan, however, our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return are revised only when our future investment performance based on our asset allocations, investment strategies, or capital markets change significantly.

    The investment objective for our defined benefit pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. Our goal is to optimize the long-term return on plan assets at a moderate level of risk. The defined benefit pension and other postretirement portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the defined benefit pension and other postretirement benefit plans, the long-term investment policy allocations are: 30 percent to equities in the United States; 20 percent to international equities; 10 percent to private equities; 30 percent to fixed income; and 10 percent to real assets (real estate, energy and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

    Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement plan assets were 18 percent, 14 percent, 11 percent, 12 percent, and 12 percent for the 1, 5, 10, 15, and 20 year periods ended May 27, 2007.

    For fiscal 2007, we assumed, on a weighted-average basis for all defined benefit plans, a rate of return of 9.4 percent. For fiscal 2006 and 2005, we assumed, on a weighted-average basis for all defined benefit plan assets, a rate of return of 9.6 percent. Our principal defined benefit pension and other postretirement plans in the United States have an expected return on plan assets of 9.6 percent. During fiscal 2007, we lowered the expected rate of return on one of our other postretirement plans in the United States based on costs associated with insurance contracts owned by that plan.

    Lowering the expected long-term rate of return on assets by 50 basis points would increase our net pension and postretirement expense by $20 million for fiscal 2008. A 50 basis point shortfall between the assumed and actual rate of return on plan assets for fiscal 2008 would result in a similar amount of arising asset-experience loss. Any arising asset-experience loss is recognized on a market-related valuation basis, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded. Our outside actuaries perform these calculations as part of our determination of annual expense or income.

Discount Rates   Our discount rate assumptions are determined annually as of the last day of our fiscal year for all of our defined benefit pension, other postretirement, and postemployment benefit plan obligations. Those same discount rates also are used to determine defined benefit pension, other postretirement, and postemployment benefit plan income and expense for the following fiscal year. We work with our actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using AA-rated corporate bond yields, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.

    Our weighted-average discount rates were as follows:

Weighted-Average Discount Rates

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans

Obligation as of May 27, 2007, and fiscal 2008 expense	6.18%	6.15%	6.05%
Obligation as of May 28, 2006, and fiscal 2007 expense	6.45%	6.50%	6.44%
Fiscal 2006 expense	5.55%	5.50%	5.55%

    Lowering the discount rates by 50 basis points would increase our net defined benefit pension, other postretirement, and postemployment benefit plan expense for fiscal 2008 by approximately $28 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

Health Care Cost Trend Rates   We review our health care trend rates annually. Our review is based on data and information we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our current health care cost trend rate assumption is 11 percent for retirees age 65 and over and 10 percent for retirees under age 65. These rates are graded down annually until the ultimate trend rate of 5.2 percent is reached in 2015 for retirees over age 65 and 2014 for retirees under age 65. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

    A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2008	$7	$(7)
Effect on the other postretirement accumulated benefit obligation as of May 27, 2007	89	(78)

    Any arising health care claims cost-related experience gain or loss is recognized in the calculation of expected future claims. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years, resulting in at least the minimum amortization required being recorded.

Financial Statement Impact   In fiscal 2007, we recorded net defined benefit pension, other postretirement, and postemployment benefit plan expense of $36 million compared to $25 million in fiscal 2006 and $6 million in fiscal 2005. As of May 27, 2007, we had cumulative unrecognized actuarial net losses of $407 million on our pension plans, $269 million on our other postretirement benefit plans, and $2 million on our postemployment benefit plans, primarily as the result of decreases in our discount rate assumptions. These unrecognized actuarial net losses will result in decreases in our future pension income and increases in postretirement expense since they currently exceed the corridors defined by GAAP.

    As of May 27, 2007, we changed to the Retirement Plans (RP) 2000 Mortality Table projected forward to 2007 for calculating the fiscal 2007 year end defined benefit pension, other postretirement, and postemployment benefit obligations and fiscal 2008 expense. The impact of this change increased our defined benefit pension obligations by $2 million and had no impact on any of our other plans. The change also increased fiscal 2008 defined benefit pension expenses by $1 million.

    Actual future net defined benefit pension, other postretirement, and postemployment benefit plan income or expense will depend on investment performance, changes in future discount rates, changes in health care trend rates, and various other factors related to the populations participating in these plans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal 2008, we will adopt Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Among other things, FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of tax positions. For the periods presented, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. As compared to a contingency approach, FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. We anticipate $705 million of our accrued income taxes will be reclassified as long-term liabilities upon adoption. Significant tax reserve adjustments impacting our effective tax rate would be separately presented in the rate reconciliation table of Note 14 to the Consolidated Financial Statements appearing on pages 65 through 66 in Item 8 of this report. We are currently evaluating the impact of adopting FIN 48.

    In June 2007, the FASB approved the issuance of Emerging Issues Task Force Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. EITF 06-11, which will be effective for us in the first quarter of fiscal 2009, is expected to increase our effective income tax rate by 20 basis points, or from 34.3 percent to 34.5 percent based on our actual 2007 effective tax rate.

    In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (SFAS 159). This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We are evaluating the impact of SFAS 157 on our results of operations and financial condition.

    In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the process and diversity in practice of quantifying financial statement misstatements resulting in the potential carryover of improper amounts on the balance sheet. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for us in the first quarter of fiscal 2008. We do not believe that the adoption of SAB 108 will have a material impact on our results of operations or financial condition.

NON-GAAP MEASURES

We have included in this report measures of financial performance that are not defined by GAAP. For each of these non-GAAP financial measures, we are providing below a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure, an explanation of why our management or the Board of Directors believes the non-GAAP measure provides useful information to investors, and any additional purposes for which our management or Board of Directors uses the non-GAAP measure. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure.

TOTAL SEGMENT OPERATING PROFIT   This non-GAAP measure is used in reporting to our executive management and as a component of the Board of Directors’ measurement of our performance for incentive compensation purposes. Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. A reconciliation of this measure to operating profit, the relevant GAAP measure, is included in Note 16 to the Consolidated Financial Statements included on pages 67 through 68 in Item 8 of this report.

ONGOING JOINT VENTURES   Our interest in SVE was redeemed in February 2005. To view the performance of our joint ventures on an ongoing basis, we have provided certain information excluding SVE. The reconciliation of this non-GAAP measure is shown in the following tables:

In Millions, Fiscal Year	2007	2006	2005

After-tax earnings from joint ventures:
As reported	$73	$69	$94
Less: SVE	–	–	(28)

Ongoing joint ventures	$73	$69	$66

Net sales of joint ventures (100% basis):
As reported	$2,016	$1,796	$2,652
Less: SVE	–	–	(896)

Ongoing joint ventures	$2,016	$1,796	$1,756

Fiscal Year	2007 vs. 2006	2006 vs. 2005

Change in net sales of joint ventures (100% basis):
As reported	+13%	–32%
Ongoing joint ventures	+13%	+2%

RETURN ON AVERAGE TOTAL CAPITAL   This ratio is not defined by GAAP, and is used in internal management reporting and as a component of the Board of Directors’ rating of our performance for management and employee incentive compensation. Management and the Board of Directors believe that this measure provides useful information to investors because it is important for assessing the utilization of capital.

Dollars In Millions, Fiscal Year	2007	2006	2005	2004	2003	2002

Net earnings	$1,144	$1,090	$1,240	$1,055	$917
Interest, net, after-tax	281	261	289	330	378

Earnings before interest, after-tax	$1,425	$1,351	$1,529	$1,385	$1,295

Current portion of long-term debt	$1,734	$2,131	$1,638	$233	$105	$248
Notes payable	1,254	1,503	299	583	1,236	3,600
Long-term debt	3,218	2,415	4,255	7,410	7,516	5,591

Total debt	6,206	6,049	6,192	8,226	8,857	9,439
Minority interests	1,139	1,136	1,133	299	300	153
Stockholders’ equity	5,319	5,772	5,676	5,248	4,175	3,576

Total capital	12,664	12,957	13,001	13,773	13,332	13,168
Less: Accumulated other comprehensive (income) loss	120	(125)	(8)	144	342	376

Adjusted total capital	$12,784	$12,832	$12,993	$13,917	$13,674	$13,544

Adjusted average total capital	$12,808	$12,913	$13,455	$13,796	$13,609

Return on average total capital	11.1%	10.5%	11.4%	10.0%	9.5%

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our current expectations and assumptions. We also may make written or oral forward-looking statements, including statements contained in our filings with the SEC and in our reports to stockholders.

    The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “plan,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those currently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements.

    In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that could affect our financial performance and could cause our actual results in future periods to differ materially from any current opinions or statements.

    Our future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, or tax rates; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in laws and regulations, including labeling and advertising regulations; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in customer demand for our products; effectiveness of advertising, marketing, and promotional programs; changes in consumer behavior, trends, and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, and energy; disruptions or inefficiencies in the supply chain; volatility in the market value of derivatives used to hedge price risk for certain commodities; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; failure of our information technology systems; resolution of uncertain income tax matters; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

    You should also consider the risk factors that we identify in Item 1A on pages 5 through 10 of this report, which could also affect our future results.

    We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk stemming from changes in interest rates, foreign exchange rates, commodity prices and equity prices. Changes in these factors could cause fluctuations in our earnings and cash flows. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. The counterparties in these transactions are generally highly rated institutions. We establish credit limits for each counterparty. Our hedging transactions include but are not limited to a variety of derivative financial instruments.

INTEREST RATE RISK

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt, and existing and future issuances of variable rate debt. Primary exposures include U.S. Treasury rates, LIBOR, and commercial paper rates in the United States and Europe. We use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed- versus floating-rate debt, based on current and projected market conditions. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount. As of May 27, 2007, we had $3.7 billion of aggregate notional principal amount outstanding. This includes notional amounts of offsetting swaps that neutralize our exposure to interest rates on other interest rate swaps. See Note 7 to the Consolidated Financial Statements on pages 51 through 54 in Item 8 of this report.

FOREIGN EXCHANGE RISK

Foreign currency fluctuations affect our net investments in foreign subsidiaries, and foreign currency cash flows related to third party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Euro, and Mexican peso. We primarily use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We generally do not hedge more than 12 months forward. We also have many net investments in foreign subsidiaries that are denominated in Euros. We hedge a portion of these net investments by issuing Euro-denominated commercial paper. As of May 27, 2007, we had issued $402 million of Euro-denominated commercial paper that we have designated as a net investment hedge and thus deferred net foreign currency transaction losses of $27 million to accumulated other comprehensive income (loss).

COMMODITY PRICE RISK

Many commodities we use in the production and distribution of our products are exposed to market price risks. We utilize derivatives to hedge price risk for our principal ingredient and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), non-fat dry milk, natural gas, and diesel fuel. We manage our exposures through a combination of purchase orders, long-term contracts with suppliers, exchange-traded futures and options, and over-the-counter options and swaps. We offset our exposures based on current and projected market conditions, and generally seek to acquire the inputs at as close to our planned cost as possible.

EQUITY INSTRUMENTS

Equity price movements affect our compensation expense as certain investments owned by our employees are revalued. We use equity swaps to manage this market risk.

VALUE AT RISK

The estimates in the table below are intended to measure the maximum potential fair value we could lose in one day from adverse changes in market interest rates, foreign exchange rates, commodity prices, and equity prices under normal market conditions. A Monte Carlo value-at-risk (VAR) methodology was used to quantify the market risk for our exposures. The models assumed normal market conditions and used a 95 percent confidence level.

    The VAR calculation used historical interest rates, foreign exchange rates and commodity and equity prices from the past year to estimate the potential volatility and correlation of these rates in the future. The market data were drawn from the RiskMetrics™ data set. The calculations are not intended to represent actual losses in fair value that we expect to incur. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, we would expect that any loss or gain in the fair value of our derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations were: debt; investments; interest rate swaps; foreign exchange forwards; commodity swaps, futures and options; and equity instruments. The calculations do not include the underlying foreign exchange and commodities-related positions that are hedged by these market-risk-sensitive instruments.

    The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity and equity market-risk-sensitive instruments outstanding as of May 27, 2007, and May 28, 2006, and the average fair value impact during the year ended May 27, 2007.

	Fair Value Impact

In Millions	May 27, 2007	Average during fiscal 2007	May 28, 2006

Interest rate instruments	$10	$10	$8
Foreign currency instruments	4	2	2
Commodity instruments	4	4	2
Equity instruments	1	1	1

ITEM 8   Financial Statements and Supplementary Data

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

    The Audit Committee reviewed and approved the Company’s annual financial statements and recommended to the full Board of Directors that they be included in the Annual Report. The Audit Committee also recommended to the Board of Directors that the independent auditors be reappointed for fiscal 2008, subject to ratification by the stockholders at the annual meeting.

S. W. Sanger Chairman of the Board and Chief Executive Officer	J. A. Lawrence Vice Chairman and Chief Financial Officer

July 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
General Mills, Inc.:

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 27, 2007, and May 28, 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended May 27, 2007. In connection with our audits of the consolidated financial statements we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 27, 2007, and May 28, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 27, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    In fiscal 2007, as disclosed in Notes 1 and 2 to the consolidated financial statements, the Company changed its classification of shipping costs, changed its annual goodwill impairment assessment date to December 1, and adopted SFAS No. 123 (Revised), “Share-Based Payment”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of General Mills’ internal control over financial reporting as of May 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 26, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Minneapolis, Minnesota
July 26, 2007

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

In Millions, Except per Share Data Fiscal Year Ended	May 27, 2007	May 28, 2006	May 29, 2005

Net sales	$12,442	$11,712	$11,308
Cost of sales	7,955	7,545	7,326
Selling, general and administrative expenses	2,390	2,179	1,998
Restructuring, impairment and other exit costs	39	30	84

Operating profit	2,058	1,958	1,900
Divestitures (gain)	–	–	(499)
Debt repurchase costs	–	–	137
Interest expense, net	427	399	455

Earnings before income taxes and after-tax earnings from joint ventures	1,631	1,559	1,807
Income taxes	560	538	661
After-tax earnings from joint ventures	73	69	94

Net earnings	$1,144	$1,090	$1,240

Earnings per share – basic	$3.30	$3.05	$3.34

Earnings per share – diluted	$3.18	$2.90	$3.08

Dividends per share	$1.44	$1.34	$1.24

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

In Millions	May 27, 2007	May 28, 2006

ASSETS
Current assets:
Cash and cash equivalents	$417	$647
Receivables	953	912
Inventories	1,174	1,055
Prepaid expenses and other current assets	443	377
Deferred income taxes	67	50

Total current assets	3,054	3,041
Land, buildings and equipment	3,014	2,997
Goodwill	6,835	6,652
Other intangible assets	3,694	3,607
Other assets	1,587	1,778

Total assets	$18,184	$18,075

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$778	$673
Current portion of long-term debt	1,734	2,131
Notes payable	1,254	1,503
Other current liabilities	2,079	1,831

Total current liabilities	5,845	6,138
Long-term debt	3,218	2,415
Deferred income taxes	1,433	1,690
Other liabilities	1,230	924

Total liabilities	11,726	11,167

Minority interests	1,139	1,136
Stockholders’ equity:
Common stock, 502 shares issued	50	50
Additional paid-in capital	5,842	5,737
Retained earnings	5,745	5,107
Common stock in treasury, at cost, shares of 162 in 2007 and 146 in 2006	(6,198)	(5,163)
Unearned compensation	–	(84)
Accumulated other comprehensive income (loss)	(120)	125

Total stockholders’ equity	5,319	5,772

Total liabilities and equity	$18,184	$18,075

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

In Millions, Except per Share Data	$.10 Par Value Common Stock (One Billion Shares Authorized)					Retained Earnings	Unearned Compen- sation	Accumu- lated Other Compre- hensive Income (Loss)	Total
	Issued			Treasury

	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount

Balance as of May 30, 2004	502	$50	$5,630	(123)	$(3,921)	$3,722	$(89)	$(144)	$5,248
Comprehensive income:
Net earnings						1,240			1,240
Other comprehensive income, net of tax:
Net change on hedge derivatives								99	99
Foreign currency translation								75	75
Minimum pension liability adjustment								(22)	(22)

Other comprehensive income								152	152

Total comprehensive income									1,392

Cash dividends declared ($1.24 per share)						(461)			(461)
Stock compensation plans (includes income tax benefits of $62)			104	7	232				336
Shares purchased				(17)	(771)				(771)
Forward purchase contract fees			(43)						(43)
Unearned compensation related to restricted stock awards							(66)		(66)
Earned compensation and other							41		41

Balance as of May 29, 2005	502	$50	$5,691	(133)	$(4,460)	$4,501	$(114)	$8	$5,676
Comprehensive income:
Net earnings						1,090			1,090
Other comprehensive income, net of tax:
Net change on hedge derivatives								20	20
Foreign currency translation								73	73
Minimum pension liability adjustment								24	24

Other comprehensive income								117	117

Total comprehensive income									1,207

Cash dividends declared ($1.34 per share)						(484)			(484)
Stock compensation plans (includes income tax benefits of $41)			46	6	189				235
Shares purchased				(19)	(892)				(892)
Unearned compensation related to restricted stock awards							(17)		(17)
Earned compensation and other							47		47

Balance as of May 28, 2006	502	$50	$5,737	(146)	$(5,163)	$5,107	$(84)	$125	$5,772
Comprehensive income:
Net earnings						1,144			1,144
Other comprehensive income, net of tax:
Net change on hedge derivatives								22	22
Foreign currency translation								194	194
Minimum pension liability adjustment								(21)	(21)

Other comprehensive income								195	195

Total comprehensive income									1,339

Adoption of SFAS No. 123R			(84)				84
Adoption of SFAS No. 158								(440)	(440)
Cash dividends declared ($1.44 per share)						(506)			(506)
Stock compensation plans (includes income tax benefits of $73)			165	9	339				504
Shares purchased				(25)	(1,385)				(1,385)
Unearned compensation related to restricted
stock awards			(95)						(95)
Issuance of shares to settle conversion premium on zero coupon convertible debentures, net of tax			(11)		11				–
Earned compensation and other			130						130

Balance as of May 27, 2007	502	$50	$5,842	(162)	$(6,198)	$5,745	$–	$(120)	$5,319

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

In Millions Fiscal Year Ended	May 27, 2007	May 28, 2006	May 29, 2005

Cash Flows – Operating Activities
Net earnings	$1,144	$1,090	$1,240
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	418	424	443
After-tax earnings from joint ventures	(73)	(69)	(94)
Stock-based compensation	128	45	38
Deferred income taxes	26	26	9
Distribution of earnings from joint ventures	45	77	83
Tax benefit on exercised options	–	41	62
Pension, other postretirement, and postemployment benefit costs	(54)	(74)	(70)
Restructuring, impairment and other exit costs	39	30	84
Divestitures (gain)	–	–	(499)
Debt repurchase costs	–	–	137
Changes in current assets and liabilities	77	184	251
Other, net	15	74	110

Net cash provided by operating activities	1,765	1,848	1,794

Cash Flows – Investing Activities
Purchases of land, buildings and equipment	(460)	(360)	(434)
Acquisitions	(85)	(26)	–
Investments in affiliates, net	(100)	1	1
Proceeds from disposal of land, buildings and equipment	14	11	24
Proceeds from disposition of businesses	–	–	799
Proceeds from dispositions of product lines	14	–	–
Other, net	20	5	23

Net cash provided (used) by investing activities	(597)	(369)	413
Cash Flows – Financing Activities
Change in notes payable	(280)	1,197	(1,057)
Issuance of long-term debt	2,650	–	2
Payment of long-term debt	(2,323)	(1,386)	(1,115)
Proceeds from issuance of preferred membership interests of subsidiary	–	–	835
Common stock issued	317	157	195
Tax benefit on exercised options	73	–	–
Purchases of common stock for treasury	(1,321)	(885)	(771)
Dividends paid	(506)	(485)	(461)
Other, net	(8)	(3)	(13)

Net cash used by financing activities	(1,398)	(1,405)	(2,385)

Increase (decrease) in cash and cash equivalents	(230)	74	(178)
Cash and cash equivalents – beginning of year	647	573	751

Cash and cash equivalents – end of year	$417	$647	$573

Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$(24)	$8	$(8)
Inventories	(116)	(6)	30
Prepaid expenses and other current assets	(45)	(33)	1
Accounts payable	88	(28)	(35)
Other current liabilities	174	243	263

Changes in current assets and liabilities	$77	$184	$251

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTE 1

Basis of Presentation and Reclassifications

BASIS OF PRESENTATION   Our Consolidated Financial Statements include the accounts of General Mills, Inc. and all subsidiaries in which we have a controlling financial interest. Intercompany transactions and accounts are eliminated in consolidation.

    Our fiscal year ends on the last Sunday in May. Fiscal years 2007, 2006, and 2005 each consisted of 52 weeks. Financial results for our International segment, with the exception of Canada, its export operations, and its United States and Latin American headquarters are reported as of and for the 12 calendar months ended April 30.

RECLASSIFICATIONS    During fiscal 2007, we made certain changes in our reporting of financial information. The effects of these reclassifications on our historical Consolidated Financial Statements are reflected herein and had no impact on our consolidated net earnings or earnings per share.

    We made a change in accounting principle to classify shipping costs associated with the distribution of finished products to our customers as cost of sales. We previously recorded these costs in selling, general and administrative (SG&A) expense. We made this change in principle because we believe the classification of these shipping costs in cost of sales better reflects the cost of producing and distributing our products and aligns our external financial reporting with the results we use internally to evaluate segment operating performance. The impact of this change in principle was an increase to cost of sales of $474 million in fiscal 2006 and $388 million in fiscal 2005, and a corresponding decrease to SG&A expense in each period.

    We shifted sales responsibility for several customers from our Bakeries and Foodservice segment to our U.S. Retail segment. Net sales and segment operating profit for these two segments have been adjusted to report the results from shifted businesses with the appropriate segment. The impact of this shift was a decrease in net sales of our Bakeries and Foodservice segment and an increase in net sales of our U.S. Retail segment of $55 million in fiscal 2006 and $60 million in fiscal 2005. The impact of this shift was a decrease of Bakeries and Foodservice segment operating profit and an increase of U.S. Retail segment operating profit of $22 million in fiscal 2006 and $26 million in fiscal 2005.

    We also reclassified (i) certain trade-related costs and customer allowances as cost of sales or SG&A expense (previously recorded as reductions of net sales), (ii) certain liabilities, including trade and consumer promotion accruals, from accounts payable to other current liabilities, (iii) certain distributions from joint ventures as operating cash flows (previously reported as investing cash flows), (iv) royalties from a joint venture to after-tax earnings from joint ventures (previously recorded as a reduction of SG&A expense), (v) certain receivables, including accrued interest, derivatives and other miscellaneous receivables, that were historically included in receivables to other current assets, and (vi) valuation allowances related to deferred income tax assets between current and non-current classification. These reclassifications were not material individually or in the aggregate. We have reclassified previously reported Consolidated Balance Sheets, Consolidated Statements of Earnings, and Consolidated Statements of Cash Flows to conform to the current year presentation.

CHANGE IN REPORTING PERIOD   We changed the reporting period for our Häagen-Dazs joint ventures in Asia to include results through March 31. In previous years, we included results for the twelve months ended April 30. Accordingly, fiscal 2007 results include only 11 months of results from these joint ventures compared to 12 months in fiscal 2006 and 2005. The impact of this change was not material to our results of operations, thus we did not restate prior period financial statements for comparability.

NOTE 2

Summary of Significant Accounting Policies

CASH AND CASH EQUIVALENTS   We consider all investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES   All inventories in the United States other than grain are valued at the lower of cost, using the last-in, first-out (LIFO) method, or market. Grain inventories and all related cash contracts and derivatives are valued at market with all changes in value recorded in net earnings currently. Inventories outside of the United States are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market.

    Shipping costs associated with the distribution of finished product to our customers are recorded as cost of sales and are recognized when the related finished product is shipped to the customer.

LAND, BUILDINGS, EQUIPMENT, AND DEPRECIATION   Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to operating costs.

Buildings are usually depreciated over 40 to 50 years, and equipment, furniture, and software is usually depreciated over 3 to 15 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation; the resulting gains and losses, if any, are recognized in earnings. As of May 27, 2007, and May 28, 2006, assets held for sale were insignificant.

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and largely independent of other asset groups. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent appraisals, as appropriate.

GOODWILL AND OTHER INTANGIBLE ASSETS   Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. Goodwill is not amortized, and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. We periodically engage third-party valuation consultants to assist in this process.

    During fiscal 2007, we changed the timing of our annual goodwill impairment testing from the first day of our fiscal year to December 1. This accounting change is preferable because it better aligns this impairment test with the timing of the presentation of our strategic long-range plan to the Board of Directors. During fiscal 2007, we performed this annual impairment test on May 29, 2006, and again on December 1, 2006.

    We evaluate the useful lives of our other intangible assets, primarily intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso and Häagen-Dazs brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

    Our indefinite-lived intangible assets, primarily brands, also are tested for impairment annually, and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2007 assessment of our brand intangibles as of December 1, 2006. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the brands; and a discount rate. We periodically engage third-party valuation consultants to assist in this process.

INVESTMENTS IN JOINT VENTURES   Our investments in companies over which we have the ability to exercise significant influence are stated at cost plus our share of undistributed earnings or losses. We also receive royalty income from certain joint ventures, incur various expenses (primarily research and development), and record the tax impact of certain joint venture operations that are structured as partnerships. In addition, we make advances to our joint ventures in the form of loans or capital investments as needed by the joint ventures. We also sell certain raw materials, semi-finished goods and finished goods to the joint ventures, generally at market prices.

VARIABLE INTEREST ENTITIES   As of May 27, 2007, we had invested in 5 variable interest entities (VIEs). We are the primary beneficiary (PB) of General Mills Capital, Inc. (GM Capital). In June 2007, we repurchased its outstanding securities. We have an interest in a contract manufacturer at our former facility in Geneva, Illinois. We are the PB and have consolidated this entity as of May 27, 2007. This entity had property and equipment with a fair value of $37 million and long-term debt of $37 million as of May 27, 2007. We also have an interest in a contract manufacturer in Greece that is a VIE. Although we are the PB, we have not consolidated this entity because it is not material to our results of operations, financial condition, or liquidity as of and for the year ended

May 27, 2007. This entity had assets of $3 million and liabilities of $1 million as of May 27, 2007. We are not the PB of the remaining 2 VIEs. Following our repurchase of the GM Capital preferred stock our maximum exposure to loss from the 4 remaining VIEs is limited to the $37 million of long-term debt of the contract manufacturer in Geneva, Illinois and our $3 million equity investment in two of the VIEs.

REVENUE RECOGNITION   We recognize sales revenue when the shipment is accepted by our customer. Sales include shipping and handling charges billed to the customer and are reported net of consumer coupon, trade promotion and other costs, including estimated returns. Sales, use, value-added, and other excise taxes are not recognized in revenue. Coupons are expensed when distributed, based on estimated redemption rates. Trade promotions are expensed based on estimated participation and performance levels for offered programs. We generally do not allow a right of return. However, on a limited case-by-case basis with prior approval, we may allow customers to return product in saleable condition for redistribution to other customers or outlets. Returns are expensed as reductions of net sales. Receivables are recorded net of an allowance for uncollectible amounts and prompt pay discounts. Receivables from customers generally do not bear interest. Terms and collection patterns vary around the world and by channel. The allowance for doubtful accounts represents our estimate of probable credit losses in our existing receivables, as determined based on a review of past due balances and other specific account data. Account balances are written off against the allowance when the amount is deemed uncollectible by management.

ENVIRONMENTAL   Environmental costs relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed. Reserves for liabilities for anticipated remediation costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or our commitment to a plan of action. Environmental expenditures for projects that contribute to current or future operations generally are capitalized and depreciated over their estimated useful lives.

ADVERTISING PRODUCTION COSTS   We expense the production costs of advertising the first time that the advertising takes place.

RESEARCH AND DEVELOPMENT   All expenditures for research and development (R&D) are charged against earnings in the year incurred. R&D includes expenditures for new product and manufacturing process innovation, and the annual expenditures are comprised primarily of internal salaries, wages, consulting, and other supplies attributable to time spent on R&D activities. Other costs include depreciation and maintenance of research facilities, including assets at facilities that are engaged in pilot plant activities.

FOREIGN CURRENCY TRANSLATION   For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the year. Translation adjustments are reflected within accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in net earnings for the period.

DERIVATIVE INSTRUMENTS   We use derivatives primarily to hedge our exposure to changes in foreign exchange rates, interest rates, and commodity prices. All derivatives are recognized on the Consolidated Balance Sheets at fair value based on quoted market prices or management’s estimate of their fair value and are recorded in either current or noncurrent assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in net earnings or other comprehensive income, based on whether the instrument is designated as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income (loss) are reclassified to earnings in the period the hedged item affects earnings. If the underlying hedged transaction ceases to exist, any associated amounts reported in accumulated other comprehensive income (loss) are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period.

STOCK-BASED COMPENSATION   Effective May 29, 2006, we adopted SFAS No. 123 (Revised), “Share-Based Payment” (SFAS 123R), which changed the accounting for compensation expense associated with stock options, restricted stock awards, and other forms of equity compensation. We elected the modified prospective transition method as permitted by SFAS 123R; accordingly, results from prior periods have not been restated. Under this method, stock-based compensation expense for fiscal 2007 was $128 million, which included amortization related to the remaining unvested portion of all equity compensation awards granted prior to May 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and amortization related to all equity compensation awards granted on or subsequent to May 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The incremental effect on net earnings in fiscal 2007 of our adoption of SFAS 123R was $69 million of expense ($43 million after-tax). All our stock compensation expense is recorded in SG&A expense in the Consolidated Statement of Earnings.

    SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required, thereby reducing net operating cash flows and increasing net financing cash flows in periods following adoption. While those amounts cannot be estimated for future periods, the amount of cash flows generated for such excess tax deductions was $73 million for fiscal 2007, $41 million for fiscal 2006, and $62 million for fiscal 2005.

    Certain equity-based compensation plans contain provisions that accelerate vesting of awards upon retirement, disability, or death of eligible employees and directors. SFAS 123R specifies that a stock-based award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, beginning in fiscal 2007, we prospectively revised our expense attribution method so that the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period. For fiscal 2006 and 2005, we generally recognized stock compensation expense over the stated vesting period of the award, with any unamortized expense recognized immediately if an acceleration event occurred.

    Prior to May 29, 2006, we used the intrinsic value method for measuring the cost of compensation paid in our common stock. No compensation expense for stock options was recognized in our Consolidated Statements of Earnings prior to fiscal 2007, as the exercise price was equal to the market price of our stock at the date of grant. Expense attributable to other types of share-based awards was recognized in our results under SFAS 123.

    The following table illustrates the pro forma effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to all employee stock-based compensation, net of estimated forfeitures:

In Millions, Except per Share Data Fiscal Year Ended	May 28, 2006	May 29, 2005

Net earnings, as reported	$1,090	$1,240
Add: After-tax stock-based employee compensation expense included in reported net earnings	28	24
Deduct: After-tax stock-based employee compensation expense determined under fair value requirements of SFAS 123	(48)	(62)

Pro forma net earnings	$1,070	$1,202

Earnings per share:
Basic – as reported	$3.05	$3.34
Basic – pro forma	$2.99	$3.24
Diluted – as reported	$2.90	$3.08
Diluted – pro forma	$2.84	$2.99

DEFINED BENEFIT PENSION, OTHER POSTRETIREMENT, AND POSTEMPLOYMENT BENEFIT PLANS   We sponsor several domestic and foreign defined benefit plans to provide pension, health care, and other welfare benefits to retired employees. Under certain circumstances, we also provide accruable benefits to former or inactive employees in the United States and Canada and members of our Board of Directors, including severance, long-term disability, and certain other benefits payable upon death. We recognize an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) are charged to expense when incurred. Our postemployment benefit plans are unfunded. Refer to Note 13 for further information on these benefits and the amount of expense recognized during the periods presented.

    We account for our defined benefit pension, other postretirement, and postemployment benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 43,” in measuring plan assets and benefit obligations and in determining the amount of net periodic benefit cost and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158), which was issued in September 2006 and is effective for us as of

May 27, 2007. SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of stockholders’ equity. As a result of the implementation of SFAS 158, we recognized an after-tax decrease in accumulated other comprehensive income (loss) of $440 million for all of our defined benefit pension, other postretirement, and postemployment benefit plans. This includes the incremental impact of recognizing our share of the underfunded status of Cereal Partners Worldwide’s (CPW) defined benefit pension plan in the United Kingdom. Prior periods are not restated.

    We had previously applied postretirement accounting concepts for purposes of recognizing our postemployment benefit obligations. Accordingly, the adoption of SFAS 158 as of May 27, 2007, affected the balance sheet display of our defined benefit pension, other postretirement, and postemployment benefit obligations as follows:

In Millions	Before Application of SFAS 158(a)	SFAS 158 Adjustments	After Application of SFAS 158

Other assets	$1,978	$(391)	$1,587
Total assets	18,575	(391)	18,184
Other current liabilities	2,077	2	2,079
Total current liabilities	5,843	2	5,845
Deferred income taxes	1,681	(248)	1,433
Other liabilities	935	295	1,230
Total liabilities	11,677	49	11,726
Accumulated other comprehensive income (loss)	320	(440)	(120)
Total stockholders’ equity	5,759	(440)	5,319
Total liabilities and stockholders’ equity	18,575	(391)	18,184

(a)	Includes additional minimum pension liability adjustment under pre-existing guidance of $33 million, which reduced accumulated other comprehensive income (loss) by $21 million on an after-tax basis.

    Our net earnings, cash flow, liquidity, debt covenants, and plan funding requirements were not affected by this change in accounting principle. We use our fiscal year end as the measurement date for our United States and Canadian defined benefit plans and will adopt the measurement requirements of SFAS 158 for our foreign plans in fiscal 2009.

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

OTHER NEW ACCOUNTING STANDARDS   In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added, and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. We adopted EITF 06-3 in the fourth quarter of fiscal 2007, and it did not have any impact on our results of operations or financial condition.

    In the first quarter of fiscal 2007, we adopted SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 did not have any impact on our results of operations or financial condition.

    In the second quarter of fiscal 2006, we adopted SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 did not have any impact on our results of operations or financial condition.

    In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires that liabilities be recognized for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. We adopted FIN 47 in the fourth quarter of fiscal 2006, and it did not have a material impact on our results of operations or financial condition.

NOTE 3

Acquisitions and Divestitures

During the fourth quarter of fiscal 2007, we sold our frozen pie product line, including a plant in Rochester, New York. We received $1 million in proceeds and recorded a $4 million loss on the sale in fiscal 2007.

    During the third quarter of fiscal 2007, we completed the acquisition of Saxby Bros. Limited, a chilled pastry company in the United Kingdom, for approximately $24 million. This business, which had sales of $24 million in calendar 2006, complements our existing frozen pastry business in the United Kingdom. In addition, we completed an acquisition in Greece for $3 million.

    On July 14, 2006, CPW completed the acquisition of the Uncle Tobys cereal business in Australia for approximately $385 million. We funded our 50 percent share of the purchase price by making additional advances to and equity contributions in CPW totaling $135 million (classified as investments in affiliates, net, on the Consolidated Statements of Cash Flows) and by acquiring a 50 percent undivided interest in certain intellectual property for $58 million (classified as acquisitions on the Consolidated Statements of Cash Flows).

    Also during the first quarter of fiscal 2007, we sold our par-baked bread product line, including plants in Chelsea, Massachusetts and Tempe, Arizona. We received $13 million in proceeds and recorded a $6 million loss on the sale in fiscal 2007, including the write-off of $6 million of goodwill.

    During the fourth quarter of fiscal 2006, we acquired Elysées Consult SAS, the franchise operator of a Häagen-Dazs shop in France. During the second quarter of fiscal 2006, we acquired Croissant King, a producer of frozen pastry products in Australia. We also acquired a controlling financial interest in Pinedale Holdings Pte. Limited, an operator of Häagen-Dazs cafes in Singapore and Malaysia. The aggregate purchase price of our fiscal 2006 acquisitions was $26 million.

    The pro forma effect of our acquisitions and divestitures in fiscal 2007 and fiscal 2006 was not material.

    During the fourth quarter of fiscal 2005, we sold our Lloyd’s barbecue product line to Hormel Foods Corporation. During the third quarter of fiscal 2005, Snack Ventures Europe (SVE), our snacks joint venture with PepsiCo, Inc., was terminated and our 40.5 percent interest was redeemed. We received $799 million in cash proceeds from these dispositions and recorded $499 million in gains in fiscal 2005.

NOTE 4

Restructuring, Impairment, and Other Exit Costs

We view our restructuring activities as a way to provide greater reliability in meeting our long-term growth targets. Activities we undertake must meet internal rate of return and net present value targets. Each restructuring action normally takes one to two years to complete. At completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. These activities result in various restructuring costs, including asset write-offs, exit charges including severance, contract termination fees, and decommissioning and other costs.

    In fiscal 2007, we recorded restructuring, impairment and other exit costs pursuant to approved plans as follows:

In Millions

Non-cash impairment charge for certain Bakeries and Foodservice product lines	$37
Gain from our previously closed plant in San Adrian, Spain	(7)
Loss from divestitures of our par-baked bread and frozen pie product lines	10
Adjustment of reserves from previously announced restructuring actions	(1)

Total	$39

    As part of our long-range planning process, we determined that certain product lines in our Bakeries and Foodservice segment were underperforming. In late May 2007, we concluded that the future cash flows generated by these product lines will be insufficient to recover the net book value of the related long-lived assets. Accordingly, we recorded a non-cash impairment charge of $37 million against these assets in the fourth quarter of fiscal 2007.

    In fiscal 2006, we recorded restructuring, impairment and other exit costs pursuant to approved plans as follows:

In Millions

Closure of our Swedesboro, New Jersey plant	$13
Closure of a production line at our Montreal, Quebec plant	6
Restructuring actions at our Allentown, Pennsylvania plant	4
Asset impairment charge at our Rochester , New York plant	3
Adjustment of reserves primarily from previously announced fiscal 2005 restructuring actions	4

Total	$30

    The fiscal 2006 initiatives were undertaken to increase asset utilization and reduce manufacturing costs. The actions included decisions to: close our leased frozen dough foodservice plant in Swedesboro, New Jersey, affecting 101 employees; shut down a portion of our frozen dough foodservice plant in Montreal, Quebec, affecting 77 employees; realign and modify product and manufacturing capabilities at our frozen waffle plant in Allentown, Pennsylvania, affecting 72 employees; and complete the fiscal 2005 initiative to relocate our frozen baked goods line from our plant in Chelsea, Massachusetts, affecting 175 employees.

    In fiscal 2005, we recorded restructuring and other exit costs pursuant to approved plans, as follows:

In Millions

Various supply chain initiatives	$74
Bakeries and Foodservice severance charges from fiscal 2004 decisions	3
Other charges associated with restructuring actions prior to fiscal 2005	7

Total	$84

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

    The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Other Exit Costs	Total

Reserve balance as of May 30, 2004	$13	$8	$21
2005 Charges	12	17	29
Utilized in 2005	(16)	(16)	(32)

Reserve balance as of May 29, 2005	9	9	18
2006 Charges	7	3	10
Utilized in 2006	(8)	(5)	(13)

Reserve balance as of May 28, 2006	8	7	15
2007 Charges	–	(1)	(1)
Utilized in 2007	(5)	(5)	(10)

Reserve balance as of May 27, 2007	$3	$1	$4

NOTE 5

Investments in Joint Ventures

We have a 50 percent equity interest in CPW that manufactures and markets ready-to-eat cereal products in more than 130 countries and republics outside the United States and Canada. CPW also markets cereal bars in several European countries and manufactures private label cereals for customers in the United Kingdom. We have guaranteed a portion of CPW’s debt and its pension obligation in the United Kingdom. See Note 15 on pages 66 through 67. Results from our CPW joint venture are reported as of and for the 12 months ended March 31.

    We have 50 percent equity interests in Häagen-Dazs Japan, Inc. and Häagen-Dazs Korea Company Limited. We also had a 49 percent equity interest in HD Distributors (Thailand) Company Limited. Subsequent to its fiscal year end, we acquired a controlling interest in this joint venture. These joint ventures manufacture, distribute and market Häagen-Dazs frozen ice cream products and novelties. In fiscal 2007, we changed this reporting period to include results through March 31. In previous years, we included results for the twelve months ended April 30. Accordingly, fiscal 2007 results include only 11 months of results from these joint ventures compared to 12 months in fiscal 2006. The impact of this change was not material to our consolidated results of operations, so we did not restate prior periods for comparability.

    We also have a 50 percent equity interest in Seretram, a joint venture for the production of Green Giant canned corn in France. Seretram’s results are reported as of and for the 12 months ended April 30.

    We have a 50 percent equity interest in 8th Continent, LLC, a domestic joint venture to develop and market soy-based products. 8th Continent’s results are presented on the same basis as our fiscal year.

    Fiscal 2005 results of operations includes our share of the after-tax earnings of SVE through the date of its termination on February 28, 2005.

    During the first quarter of fiscal 2007, CPW acquired the Uncle Tobys cereal business in Australia for approximately $385 million. We funded advances and an equity contribution to CPW from cash generated from our international operations, including our international joint ventures.

    In February 2006, CPW announced a restructuring of its manufacturing plants in the United Kingdom. Our after-tax earnings from joint ventures were reduced by $8 million in each of fiscal 2007 and 2006 for our share of the restructuring costs, primarily accelerated depreciation and severance.

    Our cumulative investment in these joint ventures was $295 million at the end of fiscal 2007 and $186 million at the end of fiscal 2006. Our investments in these joint ventures include aggregate advances of $158 million as of May 27, 2007 and $48 million as of May 28, 2006. Our sales to these joint ventures were $32 million in fiscal 2007, $35 million in fiscal 2006, and $47 million in fiscal 2005. We made net investments in the joint ventures of $103 million in fiscal 2007, $7 million in fiscal 2006, and $15 million in fiscal 2005. We received dividends from the joint ventures of $45 million in fiscal 2007, $77 million in fiscal 2006, and $83 million in fiscal 2005.

    Summary combined financial information for the joint ventures (including income statement information for SVE through the date of its termination on February 28, 2005) on a 100 percent basis follows:

In Millions, Fiscal Year	2007	2006	2005

Net sales	$2,016	$1,796	$2,652
Gross margin	835	770	1,184
Earnings before income taxes	167	157	231
Earnings after income taxes	132	120	184

In Millions	May 27, 2007	May 28, 2006

Current assets	$815	$634
Noncurrent assets	898	578
Current liabilities	1,228	756
Noncurrent liabilities	82	6

NOTE 6

Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	May 27, 2007	May 28, 2006

Goodwill	$6,835	$6,652

Other intangible assets:
Intangible assets not subject to amortization:
Brands	3,682	3,595

Intangible assets subject to amortization:
Patents, trademarks and other finite-lived intangibles	19	19
Less accumulated amortization	(7)	(7)

Total intangible assets subject to amortization	12	12

Total other intangible assets	3,694	3,607

Total goodwill and other intangible assets	$10,529	$10,259

    The changes in the carrying amount of goodwill for fiscal 2005, 2006, and 2007 are as follows:

In Millions	U.S. Retail	International	Bakeries and Foodservice	Joint Ventures	Total

Balance as of May 30, 2004	$5,024	$126	$1,205	$329	$6,684
Acquisitions	–	1	–	–	1
Other activity, including translation	(22)	25	(4)	–	(1)

Balance as of May 29, 2005	5,002	152	1,201	329	6,684
Acquisitions	–	15	–	–	15
Deferred tax adjustment related to Pillsbury acquisition	(42)	–	–	–	(42)
Other activity, primarily translation	–	(29)	–	24	(5)

Balance as of May 28, 2006	4,960	138	1,201	353	6,652
Reclassification for customer shift	216	–	(216)	–	–
Acquisitions	–	23	–	15	38
Deferred tax adjustment resulting from tax audit settlement	13	4	1	–	18
Divestitures	–	–	(7)	–	(7)
Other activity, primarily translation	14	(19)	–	139	134

Balance as of May 27, 2007	$5,203	$146	$979	$507	$6,835

    During fiscal 2007 as part of our annual goodwill and brand intangible impairment assessments, we reviewed our goodwill and other intangible asset allocations by country within the International segment and our joint ventures. The resulting reallocation of these balances across the countries within this segment and to our joint ventures caused changes in the foreign currency translation of the balances. As a result of these changes in foreign currency translation, we increased goodwill by $136 million, other intangible assets by $18 million, deferred income taxes by $9 million, and accumulated other comprehensive income (loss) by the net of these amounts.

    At the beginning of fiscal 2007, we shifted selling responsibility for several customers from our Bakeries and Foodservice segment to our U.S. Retail segment. Goodwill of $216 million previously reported in our Bakeries and Foodservice segment as of May 28, 2006 has now been recorded in the U.S. Retail segment.

    The changes in the carrying amount of other intangible assets for fiscal 2005, 2006, and 2007 are as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total

Balance as of May 30, 2004	$3,200	$341	$14	$3,555
Other activity, including translation	(22)	–	(1)	(23)

Balance as of May 29, 2005	3,178	341	13	3,532
Other activity, including translation	(3)	79	(1)	75

Balance as of May 28, 2006	3,175	420	12	3,607
Other intangibles acquired	–	1	45	46
Other activity, including translation	–	40	1	41

Balance as of May 27, 2007	$3,175	$461	$58	$3,694

    Future purchase price adjustments to goodwill may occur upon the resolution of certain income tax accounting matters. See Note 14 on pages 65 to 66.

    Intangibles arising from recent acquisitions are subject to change pending final determination of fair values.

NOTE 7

Financial Instruments and Risk Management Activities

FINANCIAL INSTRUMENTS    The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 27, 2007, a comparison of cost and market values of our marketable debt and equity securities is as follows:

In Millions	Cost	Market Value	Gross Gains	Gross Losses

Available for sale:
Debt securities	$18	$18	$–	$–
Equity securities	4	10	6	–

Total	$22	$28	$6	$–

Earnings include realized gains from sales of available-for-sale marketable securities of less than $1 million in fiscal 2007, $1 million in fiscal 2006, and $2 million in fiscal 2005. Gains and losses are determined by specific identification. Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive income (loss) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available for Sale

In Millions	Cost	Market Value

Under 1 year (current)	$7	$7
From 1 to 3 years	2	2
From 4 to 7 years	3	3
Over 7 years	6	6
Equity securities	4	10

Total	$22	$28

    Cash, cash equivalents, and marketable securities totaling $24 million as of May 27, 2007, and $48 million as of May 28, 2006, were pledged as collateral. These assets are primarily pledged as collateral for certain derivative contracts.

    The fair values and carrying amounts of long-term debt, including the current portion, were $4,978 million and $4,952 million as of May 27, 2007, and $4,566 million and $4,546 million as of May 28, 2006. The fair value of long-term debt was estimated using discounted cash flows based on our current incremental borrowing rates for similar types of instruments.

RISK MANAGEMENT ACTIVITIES   As a part of our ongoing operations, we are exposed to market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. To manage these risks, we may enter into various derivative transactions (e.g., futures, options, and swaps) pursuant to our established policies.

Interest Rate Risk   We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of variable-rate debt. Primary exposures include U.S. Treasury rates, London Interbank Offered Rates (LIBOR), and commercial paper rates in the United States and Europe. We use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed- versus floating-rate debt, based on current and projected market conditions. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount.

    Variable Interest Rate Exposures – Except as discussed below, variable-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Amounts deferred to accumulated other comprehensive income (loss) are reclassified into earnings over the life of the associated debt. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2007, 2006, and 2005.

    Fixed Interest Rate Exposures – Fixed-to-variable interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities. Effective gains and losses on these derivatives and the underlying hedged items are recorded as interest expense. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2007, 2006, and 2005.

    In anticipation of the Pillsbury acquisition and other financing needs, we entered into pay-fixed interest rate swap contracts during fiscal 2001 and 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. As of May 27, 2007, we still owned $1.75 billion of Pillsbury-related pay-fixed swaps that were previously neutralized with offsetting pay-floating swaps in fiscal 2002.

    In advance of a planned debt financing in fiscal 2007, we entered into $700 million pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent. All of these forward-starting interest rate swaps were cash settled for $23 million coincident with our $1.0 billion 10-year fixed-rate note debt offering on January 17, 2007. As of May 27, 2007, $22 million pre-tax remained in accumulated other comprehensive income (loss), which will be reclassified to earnings over the term of the underlying debt.

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

Dollars In Millions	May 27, 2007	May 28, 2006

Pay-floating swaps – notional amount	$1,914	$3,770
Average receive rate	5.8%	4.8%
Average pay rate	5.3%	5.1%
Pay-fixed swaps – notional amount	$1,762	$3,250
Average receive rate	5.3%	5.1%
Average pay rate	7.3%	6.8%

    The swap contracts mature at various dates from 2008 to 2016 as follows:

In Millions Fiscal Year Maturity Date	Pay Floating	Pay Fixed

2008	$22	$–
2009	20	–
2010	20	–
2011	17	–
2012	1,766	1,012
Beyond 2012	69	750

Total	$1,914	$1,762

Foreign Exchange Risk   Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related primarily to third-party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Euro, and Mexican peso. We primarily use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We generally do not hedge more than 12 months forward. The amount of hedge ineffectiveness was $1 million or less in each of fiscal 2007, 2006, and 2005. We also have many net investments in foreign subsidiaries that are denominated in Euros. We hedge a portion of these net investments by issuing Euro-denominated commercial paper. As of May 27, 2007, we have issued $402 million of Euro-denominated commercial paper that we designated as a net investment hedge and thus deferred net foreign currency transaction losses of $27 million to accumulated other comprehensive income (loss).

Commodity Price Risk   Many commodities we use in the production and distribution of our products are exposed to market price risks. We utilize derivatives to hedge price risk for our principal raw materials and energy input costs including grains (wheat, oats, and corn), oils (principally soybean), non-fat dry milk, natural gas, and diesel fuel. We also operate a grain merchandising operation. This operation uses futures and options to hedge its net inventory position to minimize market exposure. We manage our exposures through a combination of purchase orders, long-term contracts with suppliers, exchange-traded futures and options, and over-the-counter options and swaps. We offset our exposures based on current and projected market conditions, and generally seek to acquire the inputs at as close to our planned cost as possible.

    The amount of hedge ineffectiveness was a loss of $1 million in fiscal 2007, a gain of $3 million in fiscal 2006, and a loss of $1 million in fiscal 2005.

Other Risk Management Activities   We enter into certain derivative contracts in accordance with our risk management strategy that do not meet the criteria for hedge accounting, including those in our grain merchandising operation, certain foreign currency derivatives, and offsetting interest rate swaps as discussed above. Although they may not qualify as hedges for accounting purposes, these derivatives have the economic impact of largely mitigating the associated risks. These derivatives were not acquired for trading purposes and are recorded at fair value with changes in fair value recognized in net earnings each period.

    Unrealized losses from interest rate cash flow hedges recorded in accumulated other comprehensive income (loss) as of May 27, 2007, totaled $47 million after tax, primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements (primarily related to the Pillsbury acquisition), which are being reclassified into interest expense over the lives of the hedged forecasted transactions. As of May 27, 2007, $17 million of after-tax unrealized gains from commodity derivatives were recorded in accumulated other comprehensive income (loss). Unrealized losses from cash flow hedges recorded in accumulated other comprehensive income (loss) as of May 27, 2007, were $6 million after-tax from foreign currency cash flow hedges. The net amount of pre-tax gains and losses in accumulated other comprehensive income (loss) as of May 27, 2007, that is expected to be reclassified into net earnings within the next 12 months is $1 million in expense. See Note 8 for the impact of these reclassifications on interest expense.

CONCENTRATIONS OF CREDIT RISK   We enter into interest rate, foreign exchange, and certain commodity and equity derivatives, primarily with a diversified group of highly rated counterparties. We continually monitor our positions and the credit ratings of the counterparties involved and, by policy, limit the amount of credit exposure to any one party. These transactions may expose us to potential losses due to the credit risk of nonperformance by these counterparties; however, we have not incurred a material loss and do not anticipate incurring any such material losses. We also enter into commodity futures transactions through various regulated exchanges.

    During fiscal 2007, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart), accounted for 20 percent of our consolidated net sales and 27 percent of our sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 5 percent of our sales in the International segment and 6 percent of our sales in the Bakeries and Foodservice segment. As of May 27, 2007, Wal-Mart accounted for 20 percent of our receivables invoiced in the U.S. Retail segment,

3 percent of our receivables invoiced in the International segment and 3 percent of our receivables invoiced in the Bakeries and Foodservice segment. The 5 largest customers in our U.S. Retail segment accounted for 54 percent of its fiscal 2007 net sales, the 5 largest customers in our International segment accounted for 41 percent of its fiscal 2007 net sales, and the 5 largest customers in our Bakeries and Foodservice segment accounted for 40 percent of its fiscal 2007 net sales.

NOTE 8

Debt

NOTES PAYABLE   The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 27, 2007		May 28, 2006

Dollars In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate

U.S. commercial paper	$477	5.4%	$713	5.1%
Euro commercial paper	639	5.4	462	5.1
Financial institutions	138	9.8	328	5.7

Total notes payable	$1,254	5.8%	$1,503	5.2%

   To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Our commercial paper borrowings are supported by $2.95 billion of fee-paid committed credit lines and $351 million in uncommitted lines. As of May 27, 2007, there were no amounts outstanding on the fee-paid committed credit lines and $133 million was drawn on the uncommitted lines, all by our international operations. Our committed lines consist of a $1.1 billion credit facility expiring in October 2007, a $750 million credit facility expiring in January 2009, and a $1.1 billion credit facility expiring in October 2010.

LONG-TERM DEBT   On April 25, 2007, we redeemed or converted all of our zero coupon convertible debentures due 2022 for a redemption price equal to the accreted value of the debentures, which was $734.45 per $1,000 principal amount of the debentures at maturity. The redemption price was settled in cash. For the debentures that were converted, we delivered cash equal to the accreted value of the debentures, including $23 million of accreted original issue discount, and issued 284,000 shares of our common stock worth $17 million to settle the conversion value in excess of the accreted value. This premium was recorded as a reduction to stockholders’ equity, net of the applicable tax benefit. There was no gain or loss associated with the redemption or conversions. We used proceeds from the issuance of commercial paper to fund the redemption and conversions of the debentures. During fiscal 2006, we repurchased a significant portion of these debentures pursuant to put rights of the holders for an aggregate purchase price of $1.33 billion, including $77 million of accreted original issue discount. We incurred no gain or loss from this repurchase. We used proceeds from the issuance of commercial paper to fund the purchase price of the debentures.

    On April 11, 2007, we issued $1.15 billion aggregate principal amount of floating rate convertible senior notes. The notes bear interest at an annual rate equal to one-month LIBOR minus 0.07 percent, subject to monthly reset, provided that such rate will never be less than zero percent per annum. Interest on the notes is payable quarterly in arrears, beginning July 11, 2007. The notes will mature on April 11, 2037. Each $1,000 note is convertible into ten shares of our common stock, subject to adjustment in certain circumstances, on any business day prior to maturity. Upon conversion, each holder would receive cash up to the calculated principal amount of the note, and cash or shares at our option for any excess conversion value over the calculated principal amount of each note as described in the note agreement. The notes are unsecured and unsubordinated. The holders of the notes may put them to us for cash equal to the principal amount plus accrued and unpaid interest upon any change of control and on April 11, 2008, 2009, 2012, 2017, 2022, 2027, and 2032. We also have the right to call the notes for cash equal to the principal amount plus accrued and unpaid interest on any date on or after April 11, 2008. We must make at least four quarterly interest payments before calling the notes. We used the proceeds from the notes to repay outstanding commercial paper. Our policy is to cash-settle the full principal amount of convertible instruments. These notes did not have a dilutive effect on our EPS in fiscal 2007.

    In January 2007, we issued $1.0 billion of 5.7 percent fixed rate notes due February 15, 2017 and $500 million of floating rate notes due January 22, 2010. The proceeds of these notes were used to retire $1.5 billion of fixed rate notes that matured in February 2007. The floating rate notes bear interest equal to three-month LIBOR plus 0.13 percent, subject to quarterly reset. Interest on the floating rate notes is payable quarterly in arrears. The floating rate notes cannot be called by us prior to maturity. Interest on the fixed rate notes is payable semi-annually in arrears. The fixed rate notes may be called by us at any time for cash equal to the greater of the principal amounts of the notes and a specified make-whole amount, plus, in each case, accrued and unpaid interest. The notes are senior unsecured obligations. We had previously entered into $700 million of pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent in anticipation of the fixed rate note refinancing. We are amortizing a $23 million pre-tax loss deferred to accumulated other comprehensive income (loss) associated with these derivatives to interest expense on a straight-line basis over the life of the fixed rate notes. We expect to reclassify $2 million pre-tax of the deferred loss to net earnings over the next 12 months.

    Our credit facilities, certain of our long-term debt agreements, and our minority interests contain restrictive covenants. As of May 27, 2007, we were in compliance with all of these covenants.

    In fiscal 2005, we commenced a cash tender offer for our outstanding 6 percent notes due in 2012. The tender offer resulted in the purchase of $500 million principal amount of the notes. Subsequent to the expiration of the tender offer, we purchased an additional $260 million principal amount of the notes in the open market. We incurred a loss of $137 million from this repurchase.

    As of May 27, 2007, the $74 million pre-tax recorded in accumulated other comprehensive income (loss) associated with our previously designated interest rate swaps will be reclassified to interest expense over the remaining lives of the hedged forecasted transaction. The amount expected to be reclassified from accumulated other comprehensive income (loss) to interest expense in fiscal 2008 is $15 million pre-tax. The amount reclassified from accumulated other comprehensive income (loss) in fiscal 2007 was $34 million pre-tax.

    A summary of our long-term debt is as follows:

In Millions	May 27, 2007	May 28, 2006

6% notes due February 15, 2012	$1,240	$1,240
Floating rate convertible senior notes due April 11, 2037(a)	1,150	–
5.7% notes due February 15, 2017	1,000	–
Floating rate notes due January 22, 2010	500	–
3.875% notes due November 30, 2007	336	350
Medium-term notes, 4.8% to 9.1%, due 2006 to 2078(b)	327	362
3.901% notes due November 30, 2007	135	135
Zero coupon notes, yield 11.1%, $261 due August 15, 2013	135	121
Debt of contract manufacturer consolidated under FIN 46R	37	–
8.2% ESOP loan guaranty, due June 30, 2007	1	4
5.125% notes due February 15, 2007	–	1,500
2.625% notes due October 24, 2006	–	500
Zero coupon convertible debentures yield 2.0%, $371 due October 28, 2022	–	268
Other	91	66

	4,952	4,546
Less amount due within one year(a)(b)	(1,734)	(2,131)

Total Long-term debt	$3,218	$2,415

(a)	$1,150 million of our floating rate convertible senior notes may mature in fiscal 2008 based on the put rights of the note holders.
(b)	$100 million of our medium-term notes may mature in fiscal 2008 based on the put rights of the note holders.

    We guaranteed the debt of our Employee Stock Ownership Plan. Therefore, the guaranteed debt is reflected on our Consolidated Balance Sheets as long-term debt, with a related offset in additional paid-in capital in stockholders’ equity. The debt underlying the guarantee was repaid on June 30, 2007.

    Principal payments due on long-term debt in the next five years based on stated contractual maturities or put rights of certain note holders are $1,734 million in fiscal 2008, $315 million in fiscal 2009, $507 million in fiscal 2010, $8 million in fiscal 2011, and $1,249 million in fiscal 2012.

NOTE 9

Minority Interests

Third parties hold minority interests in certain of our subsidiaries. We contributed assets with an aggregate fair market value of $4 billion to our subsidiary, General Mills Cereals, LLC (GMC). GMC is a separate and distinct legal entity from us and our other subsidiaries. The contributed assets consist primarily of manufacturing assets and intellectual property associated with the production and retail sale of Big G ready-to-eat cereals, Progresso soups, and Old El Paso products. In exchange for the contribution of these assets, GMC issued the managing membership interest and preferred membership interests to our wholly owned subsidiaries.We hold all managing member interests, direct the business activities and operations of GMC, and have fiduciary responsibilities to GMC and its members. Other than rights to vote on certain matters, holders of the preferred membership interests have no right to direct the management of GMC.

    In May 2002, we sold 150,000 Class A preferred membership interests in GMC to an unrelated third-party investor in exchange for $150 million. In June 2007, we sold an additional 88,851 Class A preferred membership interests in GMC to the same unrelated third-party investor in exchange for $92 million. In October 2004, we sold 835,000 Series B-1 preferred membership interests in GMC to an unrelated third-party investor in exchange for $835 million. The terms of the Series B-1 and Class A interests held by the third-party investors and the rights of those investors are detailed in the Third Amended and Restated Limited Liability Company Agreement of GMC (the LLC Agreement). Currently, we hold all interests in GMC (including all managing member interests), other than the Class A interests and the Series B-1 interests.

    The Class A interests receive quarterly preferred distributions based on their capital account balance at a floating rate equal to the sum of three-month LIBOR plus 65 basis points. The LLC Agreement requires that the rate of the distributions on the Class A interests be adjusted by agreement between the Class A interests holder and GMC, or through a remarketing, every five years. The first adjustment of the rate occurred in June 2007 and the next adjustment is scheduled to occur in June 2012. GMC, through its managing member, may elect to repurchase all of the Class A interests at any time for an amount equal to the holder’s capital account, plus any unpaid preferred returns and any applicable make-whole amount. Upon a failed remarketing, the rate over LIBOR will be increased by 75 basis points until the next scheduled remarketing, which will occur in 3 month intervals until a successful remarketing. As of May 27, 2007, the capital account balance of the Class A interests held by unrelated third parties was $150 million, and was $248 million as of June 28, 2007, reflecting the third party’s purchase of $92 million of additional Class A interests and a $6 million increase in the capital account associated with the previously owned interests.

    GMC may be required to be dissolved and liquidated under certain circumstances, including, without limitation, the bankruptcy of GMC or its subsidiaries; GMC’s failure to deliver the preferred distributions; GMC’s failure to comply with portfolio requirements; breaches of certain covenants; lowering of our senior debt rating below either Baa3 by Moody’s Investors Service (Moody’s) or BBB- by Standard & Poor’s (S&P); and a failed attempt to remarket the Class A interests as a result of a breach of GMC’s obligations to assist in such remarketing. In the event of a liquidation of GMC, each member of GMC would receive the amount of its then current capital account balance. The managing member may avoid liquidation in most circumstances by exercising its option to purchase the Class A interests.

    The Series B-1 interests are entitled to receive quarterly preferred distributions based on their capital account balance at a fixed rate of 4.5 percent per year, which is scheduled to be reset to a new fixed rate through a remarketing in August 2007. The capital account balance of the Series B-1 interests was $835 million as of May 27, 2007, and will be increased to $849 million in August 2007. Beginning in August 2012, we may elect to reset the preferred distribution rate through a remarketing or to repurchase the interests. If we do not conduct a remarketing or repurchase the interests, the preferred distribution rate will be reset to a floating rate. The managing member of GMC may elect to repurchase the Series B-1 interests for an amount equal to the holder’s then current capital account balance in (i) August 2007 and in five year intervals thereafter, and (ii) on any distribution date during a period in which the preferred return is set at a floating rate. GMC is not required to purchase the Series B-1 interests, and the holders of the Series B-1 interests cannot require us to purchase the interests.

    The Series B-1 interests will be exchanged for shares of our perpetual preferred stock upon the occurrence of any of the following events: our senior unsecured debt rating falling below either Ba3 as rated by Moody’s or BB- as rated by S&P or Fitch Ratings; our bankruptcy or liquidation; a default on any of our senior indebtedness resulting in an acceleration of indebtedness having an outstanding principal balance in excess of $50 million; failing to pay a dividend on our common stock in any fiscal quarter; or certain liquidating events described in the LLC Agreement.

    If GMC fails to make a required distribution to the holders of Series B-1 interests when due, we will be restricted from paying any dividend (other than dividends in the form of shares of common stock) or other distributions on shares of our common or preferred stock, and may not repurchase or redeem shares of our common or preferred stock, until all such accrued and undistributed distributions are paid to the holders of the Series B-1 interests. If the required distributions on the Series B-1 interests remain undistributed for six quarterly distribution periods, the managing member will form a nine-member board of directors to manage GMC. Under these circumstances, the holder of the Series B-1 interests will have the right to appoint one director. Upon the payment of the required distributions, the GMC board of directors will be dissolved. As of May 27, 2007, we have made all required distributions to holders of the Series B-1 interests. Upon the occurrence of certain events, the Series B-1 interests will be included in our computation of diluted earnings per share as a participating security.

    For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of GMC are included in our Consolidated Financial Statements. The return to the third party investors is reflected in interest, net in the Consolidated Statements of Earnings. The third party investors’ Class A and Series B-1 interests in GMC are classified as minority interests on our Consolidated Balance Sheets. We may also call these instruments in exchange for a payment equal to the then-current capital account value, plus any unpaid preferred return and any applicable make-whole amount. We may only call the Series B-1 interests in connection with a scheduled remarketing or on distribution dates in the event of a floating rate period. If we repurchase these interests, any change in the unrelated third party investors’ capital accounts from their original value will be charged directly to retained earnings and will increase or decrease the net earnings used to calculate earnings per share in that period.

    GM Capital was formed for the purpose of purchasing and collecting our receivables and previously sold $150 million of its Series A preferred stock to an unrelated third-party investor. In June 2007, we repurchased all of the Series A preferred stock. We used commercial paper borrowings and proceeds from the sale of the additional interests in GMC to fund the repurchase.

NOTE 10

Stockholders’ Equity

Cumulative preference stock of 5 million shares, without par value, is authorized but unissued.

    In fiscal 2007, our Board of Directors approved a new authorization to repurchase up to 75 million shares of our common stock. This replaces a prior authorization, which permitted us to repurchase shares up to a treasury share balance of 170 million. Purchases under the new authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no pre-established termination date. During fiscal 2007, we repurchased 25 million shares for an aggregate purchase price of $1.4 billion, of which $64 million settled after the end of our fiscal year. In fiscal 2006, we repurchased 19 million shares of common stock for an aggregate purchase price of $892 million. A total of 162 million shares were held in treasury as of May 27, 2007.

    In October 2004, we purchased 17 million shares of our common stock from Diageo plc (Diageo) for $750 million, or $45.20 per share. This share repurchase was made in conjunction with Diageo’s sale of 33 million additional shares of our common stock in an underwritten public offering.

    Concurrently in October 2004, Lehman Brothers Holdings Inc. (Lehman Brothers) issued $750 million of notes, which are mandatorily exchangeable for shares of our common stock. In connection with the issuance of those notes, an affiliate of Lehman Brothers entered into a forward purchase contract with us, under which we are obligated to deliver to such affiliate between 14 million and 17 million shares of our common stock, subject to adjustment under certain circumstances. These shares will be deliverable by us in October 2007, in exchange for $750 million of cash assuming the Series B-1 interests in GMC are remarketed as planned. If the remarketing is not successful, we will receive securities of an affiliate of Lehman Brothers.

    The forward purchase contract is considered an equity instrument. The $43 million fee we paid for the forward purchase contract was recorded as a reduction to stockholders’ equity.

    The following table provides details of other comprehensive income:

In Millions	Pretax Change	Tax (Expense) Benefit	Other Compre- hensive Income

Fiscal 2005:
Foreign currency translation	$75	$–	$75
Minimum pension liability	(35)	13	(22)
Other fair value changes:
Securities	2	(1)	1
Hedge derivatives	(30)	11	(19)
Reclassifications to earnings:
Securities	(2)	1	(1)
Hedge derivatives	187	(69)	118

Other comprehensive income	$197	$(45)	$152

Fiscal 2006:
Foreign currency translation	$73	$–	$73
Minimum pension liability	38	(14)	24
Other fair value changes:
Securities	2	(1)	1
Hedge derivatives	(13)	5	(8)
Reclassifications to earnings:
Hedge derivatives	44	(17)	27

Other comprehensive income	$144	$(27)	$117

Fiscal 2007:
Foreign currency translation	$194	$–	$194
Minimum pension liability	(33)	12	(21)
Other fair value changes:
Securities	2	(1)	1
Hedge derivatives	12	(5)	7
Reclassifications to earnings:
Hedge derivatives	22	(8)	14

Other comprehensive income	$197	$(2)	$195

    Except for reclassifications to earnings, changes in other comprehensive income are primarily noncash items.

    Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows:

In Millions	May 27, 2007	May 28, 2006

Foreign currency translation adjustments	$402	$208
Unrealized gain (loss) from:
Securities	3	2
Hedge derivatives	(36)	(57)
Minimum pension liability	(49)	(28)
Impact of adoption of SFAS 158	(440)	–

Accumulated other comprehensive income (loss)	$(120)	$125

NOTE 11

Stock Plans

We use broad-based stock plans to help ensure management’s alignment with our stockholders’ interests. As of May 27, 2007, a total of 8,679,385 shares were available for grant in the form of stock options, restricted shares, restricted stock units, and shares of common stock under the 2005 Stock Compensation Plan (2005 Plan) through December 31, 2007, and the 2006 Compensation Plan for Nonemployee Directors (2006 Director Plan) through September 30, 2011. Restricted shares and restricted stock units may also be granted under the Executive Incentive Plan (EIP) through September 25, 2010. Stock-based awards now outstanding include some granted under the 1990, 1993, 1995, 1996, 1998 (senior management), 1998 (employee), 2001, and 2003 stock plans, under which no further awards may be granted. The stock plans provide for full vesting of options, restricted shares, and restricted stock units upon completion of specified service periods or in the event of a change of control. As of May 27, 2007, a total of 4,785,881 restricted shares and restricted stock units were outstanding under all plans.

    The weighted-average grant-date fair values of the employee stock options granted were estimated as $10.74 in fiscal 2007, $8.04 in fiscal 2006, and $8.32 in fiscal 2005 using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year	2007	2006	2005

Risk-free interest rate	5.3%	4.3%	4.0%
Expected term	8 years	7 years	7 years
Expected volatility	19.7%	20.0%	21.0%
Dividend yield	2.8%	2.9%	2.7%

    The valuation of stock options is a significant accounting estimate which requires us to use significant judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield.

    For fiscal 2007 and all prior periods, our estimate of expected stock price volatility is based on historical volatility determined on a daily basis over the expected term of the options. We considered but did not use implied volatility because we believed historical volatility provided an appropriate expectation for our volatility in the future.

    Our expected term represents the period of time that options granted are expected to be outstanding based on historical data to estimate option exercise and employee termination within the valuation model. Separate groups of employees have similar historical exercise behavior and therefore were aggregated into a single pool for valuation purposes. The weighted-average expected term for all employee groups is presented in the table above. Our valuation model assumes that dividends and our share price increase in line with earnings, resulting in a constant dividend yield. The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant.

    SFAS 123R also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) is presented in the Consolidated Statement of Cash Flows as a financing (rather than an operating) cash flow. If this standard had been adopted in fiscal 2006, operating cash flow would have been lower (and financing cash flow would have been higher) by $41 million as a result of this provision. For fiscal 2007, the windfall tax benefits classified as financing cash flow were $73 million.

    For balance sheet classification purposes, realized windfall tax benefits are credited to additional paid-in capital within the Consolidated Balance Sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense, potentially resulting in volatility in our consolidated effective income tax rate. Under the transition rules for adopting SFAS 123R using the modified prospective method, we were permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 fiscal years for the purpose of accounting for future shortfall tax benefits.

STOCK OPTIONS   Options may be priced at 100 percent or more of the fair market value on the date of grant, and generally vest four years after the date of grant. Options generally expire within 10 years and one month after the date of grant. Under the 2006 Director Plan, each nonemployee director receives upon election and re-election to the Board of Directors options to purchase 10,000 shares of common stock that generally vest one year, and expire within 10 years, after the date of grant.

    Information on stock option activity follows:

	Options Exercisable (Thousands)	Weighted- Average Exercise Price per Share	Options Outstanding (Thousands)	Weighted- Average Exercise Price per Share

Balance as of May 30, 2004	37,191	$33.73	69,113	$38.97
Granted			4,544	46.94
Exercised			(8,334)	29.27
Expired			(1,064)	45.78

Balance as of May 29, 2005	36,506	$36.08	64,259	$40.68
Granted(a)			136	46.56
Exercised			(5,572)	32.99
Expired			(620)	45.67

Balance as of May 28, 2006	42,071	$39.93	58,203	$41.45
Granted			5,285	51.34
Exercised			(9,382)	37.41
Expired			(333)	46.11

Balance as of May 27, 2007	39,506	$41.16	53,773	$43.09

(a)	In fiscal 2005, we changed the timing of our annual stock option grant from December to June. As a result, we did not make an annual stock option grant during fiscal 2006.

    Stock-based compensation expense related to stock option awards was $54 million in fiscal 2007.

RESTRICTED STOCK AND RESTRICTED STOCK UNITS   Stock and units settled in stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2005 Plan. Restricted shares and restricted stock units, up to 50 percent of the value of an individual’s cash incentive award, may also be granted through the EIP. Certain restricted stock and restricted stock unit awards require the employee to deposit personally owned shares (on a one-for-one basis) with us during the restricted period. Restricted stock and restricted stock units generally vest and become unrestricted four years after the date of grant. Participants are entitled to cash dividends on such awarded shares and units, but the sale or transfer of these shares and units is restricted during the vesting period. Participants holding restricted stock, but not restricted stock units, are entitled to vote on matters submitted to holders of common stock for a vote. Under the 2006 Director Plan, each nonemployee director receives 1,000 restricted stock units each time he or she is elected to the Board. These units generally vest one year after the date of grant.

    Information on restricted stock unit activity follows:

	Units (Thousands)	Weighted-Average Grant-Date Fair Value

Non-vested as of May 28, 2006	3,672	$46.87
Granted	1,771	$51.71
Vested	(497)	$45.69
Forfeited	(160)	$48.29

Non-vested as of May 27, 2007	4,786	$48.74

Fiscal Year	2007	2006	2005

Number of units granted (thousands)(a)	1,771	630	1,497
Weighted-average price per unit	$51.71	$49.75	$46.73

(a)	In fiscal 2005, we changed the timing of our annual restricted stock unit grant from December to June.

    The total grant-date fair value of restricted stock unit awards that vested during fiscal 2007 was $23 million. The total grant-date fair value of restricted stock unit awards that vested during fiscal 2006 was $32 million.

    As of May 27, 2007, unrecognized compensation costs related to non-vested stock options and restricted stock units was $150 million. This cost will be recognized as a reduction of earnings over 23 months, on average.

    Stock-based compensation expense related to restricted stock awards was $74 million for fiscal 2007, $45 million for fiscal 2006, and $38 million for fiscal 2005.

NOTE 12

Earnings Per Share

Basic and diluted earnings per share were calculated using the following:

In Millions, Except per Share Data, Fiscal Year	2007	2006	2005

Net earnings – as reported	$1,144	$1,090	$1,240
Interest on zero coupon contingently convertible debentures, after tax(a)	–	9	20

Net earnings for diluted earnings per share calculation	$1,144	$1,099	$1,260

Average number of common shares – basic earnings per share	347	358	371
Incremental share effect from:
Stock options(b)	10	6	8
Restricted stock and restricted stock units(b)	2	2	1
Forward purchase contract	1	–	–
Zero coupon contingently convertible debentures(a)	–	13	29

Average number of common shares – diluted earnings per share	360	379	409

Earnings per share – Basic	$3.30	$3.05	$3.34
Earnings per share – Diluted	$3.18	$2.90	$3.08

(a)	Shares from contingently convertible debentures are reflected using the if-converted method. On December 12, 2005, we completed a consent solicitation and entered into a supplemental indenture related to our zero coupon convertible debentures. We also made an irrevocable election: (i) to satisfy all future obligations to repurchase debentures solely in cash and (ii) to satisfy all future conversions of debentures (a) solely in cash up to an amount equal to the accreted value of the debentures and (b) at our discretion, in cash, stock, or a combination of cash and stock to the extent the conversion value of the debentures exceeds the accreted value. As a result of these actions, no shares of common stock underlying the debentures were considered outstanding after December 12, 2005, for purposes of calculating our diluted earnings per share. All outstanding debentures were redeemed or converted as of April 25, 2007.
(b)	Incremental shares from stock options, restricted stock, and restricted stock units are computed by the treasury stock method.

    The diluted earnings per share calculation does not include potential common shares of 6 million in fiscal 2007, 8 million in fiscal 2006, and 9 million in fiscal 2005 that were considered anti-dilutive.

NOTE 13

Retirement and Postemployment Benefits

DEFINED BENEFIT PENSION PLANS   We have defined benefit pension plans covering most domestic, Canadian, and United Kingdom employees. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $11 million of voluntary contributions to these plans in fiscal 2007. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would vest in plan participants if the plan is terminated within five years of a change in control.

OTHER POSTRETIREMENT BENEFIT PLANS   We sponsor plans that provide health-care benefits to the majority of our domestic and Canadian retirees. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We fund related trusts for certain employees and retirees on an annual basis and made $50 million of voluntary contributions to these plans in fiscal 2007. Assumed health care cost trend rates are as follows:

Fiscal Year	2007	2006

Health care cost trend rate for next year	10.0% and 11.0%	10.0% and 11.0%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.2%	5.2%
Year that the rate reaches the ultimate trend rate(a)	2014/2015	2013/2014

(a)	The year the ultimate trend rate is reached is 2014 for plan participants under age 65 and 2015 for plan participants greater than 65 years of age.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2008	$7	$(7)
Effect on the other postretirement accumulated benefit obligation as of May 27, 2007	89	(78)

    We review our health care trend rates annually. Our review is based on data and information we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short term expectations. Our current health care cost trend rate assumption is 11 percent for retirees age 65 and over and 10 percent for retirees under age 65. These rates are graded down annually until the ultimate trend rate of 5.2 percent is reached in 2015 for retirees over age 65 and 2014 for retirees under age 65. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

    We use our fiscal year end as a measurement date for all our defined benefit pension and other postretirement benefit plans.

POSTEMPLOYMENT BENEFIT PLANS   Under certain circumstances, we also provide accruable benefits to former or inactive employees in the United States, Canada, and Mexico and members of our Board of Directors, including severance, long-term disability, and certain other benefits payable upon death. We recognize an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) are charged to expense when incurred. Our postemployment benefit plans are unfunded.

    Summarized financial information about defined benefit pension, other postretirement, and postemployment benefit plans is presented below. As of May 27, 2007, we changed to the Retirement Plans (RP) 2000 Mortality Table projected forward to 2007 for calculating the fiscal 2007 year end defined benefit pension, other postretirement, and postemployment benefit plan obligation and fiscal 2008 expense. The impact of this change increased our defined benefit pension obligations by $2 million and had no impact on any of our other plans. The change also increased fiscal 2008 defined benefit pension expenses by $1 million. For fiscal 2006, the impact of plan amendments on the projected benefit obligation is primarily related to incremental benefits under agreements with the unions representing hourly workers at certain of our domestic cereal, dough, and foodservice plants covering the four-year period ending April 25, 2010.

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans

In Millions, Fiscal Year	2007	2006(a)	2007	2006	2007	2006

Change in Plan Assets:
Fair value at beginning of year	$3,620	$3,237	$329	$242
Actual return on assets	625	502	55	38
Employer contributions	11	8	50	95
Plan participant contributions	3	1	10	9
Divestitures/acquisitions	2	–	–	–
Benefit payments	(164)	(154)	(53)	(55)

Fair value at end of year	$4,097	$3,594	$391	$329

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$2,916	$3,082	$950	$971	$90	$47
Service cost	73	76	16	18	5	3
Interest cost	185	167	58	50	4	1
Plan amendment	–	31	–	(4)	–	15
Curtailment/other	–	–	–	1	11	19
Plan participant contributions	3	1	10	9	–	–
Medicare Part D reimbursements	–	–	6	–	–	–
Actuarial loss (gain)	244	(315)	(5)	(43)	–	1
Benefits payments from plans	(164)	(154)	(54)	(52)	(17)	(9)

Projected benefit obligation at end of year	$3,257	$2,888	$981	$950	$93	$77

Plan assets in excess of (less than) benefit obligation as of fiscal year-end	$840	$706	$(590)	$(621)	$(93)	$(77)

Funded status as of May 26, 2006:
Plan assets in excess of (less than) benefit obligation		$706		$(621)		$(77)
Unrecognized net actuarial loss		464		317		2
Unrecognized prior service cost (credit)		69		(14)		15

Net amount recognized		$1,239		$(318)		$(60)

(a)	Fiscal 2006 excludes certain international defined benefit pension plans. These plans had prepaid defined benefit pension assets of less than $1 million and accrued defined benefit pension plan liabilities of $4 million at the end of fiscal 2006. Pension expense associated with these plans was $3 million for fiscal 2006.

    The accumulated benefit obligation for all defined benefit plans was $3,007 million as of May 27, 2007 and $2,689 million as of May 28, 2006.

    Amounts recognized in accumulated other comprehensive income (loss) as of May 27, 2007, consist of:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans	Total

Net actuarial loss	$(281)	$(166)	$(1)	$(448)
Prior service (cost) credit	(39)	8	(10)	(41)

Amounts recorded in accumulated other comprehensive income (loss)	$(320)	$(158)	$(11)	$(489)

    Plans with accumulated benefit obligations in excess of plan assets are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans

In Millions, Fiscal Year	2007	2006	2007	2006	2007	2006

Projected benefit obligation	$182	$173	N/A	N/A	N/A	N/A
Accumulated benefit obligation	163	147	$981	$950	$93	$77
Plan assets at fair value	6	15	391	329	–	–

    Components of net periodic benefit (income) costs are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans

In Millions, Fiscal Year	2007	2006	2005	2007	2006	2005	2007	2006	2005

Service cost	$73	$76	$62	$16	$18	$15	$5	$3	$2
Interest cost	185	167	167	58	50	53	4	1	1
Expected return on plan assets	(334)	(323)	(301)	(27)	(24)	(22)	–	–	–
Amortization of losses	12	37	10	16	19	14	–	–	1
Amortization of prior service costs (credits)	8	5	6	(2)	(2)	(2)	2	–	–
Other adjustments	–	–	–	–	–	–	20	–	–
Settlement or curtailment losses	–	–	2	–	2	2	–	–	–

Net periodic benefit (income) costs	$(56)	$(38)	$(54)	$61	$63	$60	$31	$4	$4

    We expect to recognize the following amounts in net periodic benefit (income) costs in fiscal 2008:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans

Amortization of losses	$22	$15	$–
Amortization of prior service costs (credits)	$8	$(1)	$2

ASSUMPTIONS   Weighted-average assumptions used to determine benefit obligations are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans

Fiscal Year	2007	2006	2007	2006	2007	2006

Discount rate	6.18%	6.45%	6.15%	6.50%	6.05%	6.44%
Rate of salary increases	4.39	4.40	–	–	4.40	4.50

    Weighted-average assumptions used to determine net periodic benefit (income) costs are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans

Fiscal Year	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	6.45%	5.55%	6.65%	6.50%	5.50%	6.65%	6.44%	5.55%	6.65%
Rate of salary increases	4.4	4.4	4.4	–	–	–	–	–	–
Expected long-term rate of return on plan assets	9.4	9.6	9.6	9.3	9.6	9.6	–	–	–

    Our discount rate assumptions are determined annually as of the last day of our fiscal year for all of the defined benefit pension, other postretirement, and postemployment benefit obligations. Those same discount rates also are used to determine defined benefit pension, other postretirement, and postemployment benefit income and expense for the following fiscal year. We work with our actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using AA-rated corporate bond yields, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.

    Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services, and investment managers), and long-term inflation assumptions. We review this assumption annually for each plan, however, our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return are revised only when our future investment performance based on our asset allocations, investment strategies, or capital markets change significantly.

    Weighted-average asset allocations for the past two fiscal years for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans

Fiscal Year	2007	2006	2007	2006

Asset category:
United States equities	29%	34%	34%	24%
International equities	23	20	18	16
Private equities	11	10	7	7
Fixed income	26	22	31	43
Real assets	11	14	10	10

Total	100%	100%	100%	100%

    The investment objective for our domestic defined benefit pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. Our goal is to optimize the long-term return on plan assets at a moderate level of risk. The defined benefit pension and other postretirement benefit plan portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the defined benefit pension and other postretirement benefit plans, the long-term investment policy allocations are: 30 percent to equities in the United States, 20 percent to international equities, 10 percent to private equities, 30 percent to fixed income and 10 percent to real assets (real estate, energy, and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

CONTRIBUTIONS AND FUTURE BENEFIT PAYMENTS   We do not expect to make any contributions to our defined benefit plans in fiscal 2008. Actual 2008 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities and future changes in government requirements. We expect to pay $24 million of benefits from our unfunded postemployment benefit plans in fiscal 2008. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

In Millions, Fiscal Year	Defined Benefit Pension Plans	Other Postretirement Benefit Plans Gross	Medicare Subsidy Receipts	Postemployment Benefit Plans

2008	$169	$55	$6	$14
2009	174	59	6	15
2010	180	62	7	16
2011	187	66	8	16
2012	193	69	8	17
2013 – 2017	1,118	394	51	93

DEFINED CONTRIBUTION PLANS   The General Mills Savings Plan is a defined contribution plan that covers salaried and nonunion employees. It had net assets of $2,303 million as of May 27, 2007, and $2,031 million as of May 28, 2006. This plan is a 401(k) savings plan that includes a number of investment funds and an Employee Stock Ownership Plan (ESOP). We sponsor another savings plan for certain hourly employees with net assets of $15 million as of May 27, 2007. Our total recognized expense related to defined contribution plans was $48 million in fiscal 2007, $46 million in fiscal 2006, and $17 million in fiscal 2005.

    The ESOP’s only assets are our common stock and temporary cash balances. The ESOP’s share of the total defined contribution expense was $40 million in fiscal 2007, $38 million in fiscal 2006, and $11 million in fiscal 2005. The ESOP’s expense is calculated by the “shares allocated” method.

    The ESOP uses our common stock to convey benefits to employees and, through increased stock ownership, to further align employee interests with those of stockholders. We match a percentage of employee contributions to the General Mills Savings Plan with a base match plus a variable year end match that depends on annual results. Employees receive our match in the form of common stock.

    The ESOP originally purchased our common stock principally with funds borrowed from third parties and guaranteed by us. The ESOP shares are included in net shares outstanding for the purposes of calculating earnings per share. The ESOP’s third-party debt is described in Note 8.

    We treat cash dividends paid to the ESOP the same as other dividends. Dividends received on leveraged shares (i.e., all shares originally purchased with the debt proceeds) may be used for debt service or reinvested in more shares, while dividends received on unleveraged shares are passed through to participants or reinvested in more shares.

    Our cash contribution to the ESOP is calculated so as to pay off enough debt to release sufficient shares to make our match. The ESOP uses our cash contributions to the plan, plus the dividends received on the ESOP’s leveraged shares, to make principal and interest payments on the ESOP’s debt. As loan payments are made, shares become unencumbered by debt and are committed to be allocated. The ESOP allocates shares to individual employee accounts on the basis of the match of employee payroll savings (contributions), plus reinvested dividends received on previously allocated shares. The ESOP incurred interest expense of less than $1 million in each of fiscal 2007, 2006, and 2005. The ESOP used dividends of $3 million in fiscal 2007, $4 million in 2006, and $4 million in 2005, along with our contributions of less than $1 million in each of fiscal 2007, 2006, and 2005 to make interest and principal payments.

    The number of shares of our common stock in the ESOP is as follows:

In Thousands, Fiscal Year Ended	May 27, 2007	May 28, 2006

Unreleased shares	–	150
Allocated to participants	5,405	5,187

Total shares	5,405	5,337

EXECUTIVE INCENTIVE PLAN   Our EIP provides incentives to key employees who have the greatest potential to contribute to current earnings and successful future operations. All employees at the level of vice president and above participate in the plan. These awards are approved by the Compensation Committee of the Board of Directors, which consists solely of independent, outside directors. Awards are based on performance against pre-established goals approved by the Compensation Committee. Profit-sharing expense was $30 million in fiscal 2007, $23 million in fiscal 2006, and $17 million in fiscal 2005.

NOTE 14

Income Taxes

The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

In Millions, Fiscal Year	2007	2006	2005

Earnings before income taxes and after-tax earnings from joint ventures:
United States	$1,453	$1,372	$1,715
Foreign	178	187	92

Total earnings before income taxes and after-tax earnings from joint ventures	$1,631	$1,559	$1,807

Income taxes:
Currently payable:
Federal	$448	$392	$554
State and local	44	56	60
Foreign	42	64	38

Total current	534	512	652

Deferred:
Federal	28	38	14
State and local	9	(4)	(3)
Foreign	(11)	(8)	(2)

Total deferred	26	26	9

Total income taxes	$560	$538	$661

    The following table reconciles the United States statutory income tax rate with our effective income tax rate:

Fiscal Year	2007	2006	2005

United States statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.6	2.6	2.0
Divestitures, net	–	–	1.8
Foreign rate differences	(2.7)	(.9)	.2
Other, net	(0.6)	(2.2)	(2.4)

Effective income tax rate	34.3%	34.5%	36.6%

    The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 27, 2007	May 28, 2006

Accrued liabilities	$233	$189
Restructuring, impairment and other exit charges	4	8
Compensation and employee benefits	499	318
Unrealized hedge losses	18	45
Unrealized losses	611	850
Tax credit carry forwards	–	51
Other	26	19

Gross deferred tax assets	1,391	1,480
Valuation allowance	612	858

Net deferred tax assets	779	622

Brands	1,277	1,292
Depreciation	264	257
Prepaid pension asset	373	482
Intangible assets	82	75
Tax lease transactions	77	61
Zero coupon convertible debentures	–	18
Other	72	77

Gross deferred tax liabilities	2,145	2,262

Net deferred tax liability	$1,366	$1,640

    Of the total valuation allowance of $612 million, $523 million relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition. In the future, when tax benefits related to these losses are finalized, the reduction in the valuation allowance will be allocated to reduce goodwill. The change in the valuation allowance was entirely offset by an equal adjustment to the underlying deferred tax asset. Of the remaining valuation allowance, $73 million relates to state and foreign operating loss carry forwards. In the future, if tax benefits are realized related to the operating losses, the reduction in the valuation allowance will reduce tax expense. As of May 27, 2007, we believe it is more likely than not that the remainder of our deferred tax asset is realizable.

    The adoption of SFAS 158 resulted in a $248 million decrease in the net deferred tax liabilities, as described in Note 2 on pages 43 to 47.

    The carry forward periods on the net tax benefited amounts of our foreign loss carry forwards are as follows: $24 million do not expire; $4 million expire in fiscal 2008; $23 million expire between fiscal 2009 and fiscal 2014; and $17 million expire in fiscal 2018.

    We have not recognized a deferred tax liability for unremitted earnings of $1.5 billion from our foreign operations because we do not expect those earnings to become taxable to us in the foreseeable future.

    Annually, we file more than 350 income tax returns in approximately 100 global taxing jurisdictions. Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is involved in determining our effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. We are periodically under examination or engaged in a tax controversy. We establish reserves in a variety of taxing jurisdictions when, despite our belief that our tax return positions are supportable, we believe that certain positions may be challenged and may need to be revised. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective income tax rate includes the impact of reserve provisions and changes to those reserves. We also provide interest on these reserves at the appropriate statutory interest rate. These interest charges are also included in our effective tax rate. As of May 27, 2007, our income tax and related interest reserves recorded in other current liabilities were slightly more than $700 million.

    The Internal Revenue Service (IRS) recently concluded field examinations for our 2002 and 2003 federal tax years. These examinations included review of our determinations of cost basis, capital losses, and the depreciation of tangible assets and amortization of intangible assets arising from our acquisition of Pillsbury and the sale of minority interests in our GMC subsidiary. The IRS has proposed adjustments related to a majority of the tax benefits associated with these items. We believe we have meritorious defenses and intend to vigorously defend our positions. Our potential liability for this matter is significant and, notwithstanding our reserves against this potential liability, an unfavorable resolution could have a material adverse impact on our results of operations or cash flows from operations.

    The IRS is currently auditing our income tax returns for the 2004 to 2006 federal tax years. In addition, certain other tax deficiency issues and refund claims for previous years in several jurisdictions remain unresolved.

NOTE 15

Leases and Other Commitments

An analysis of rent expense by property for operating leases follows:

In Millions, Fiscal Year	2007	2006	2005

Warehouse space	$46	$44	$41
Equipment	27	27	30
Other	34	35	37

Total rent expense	$107	$106	$108

    Some operating leases require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

    Noncancelable future lease commitments are:

In Millions	Operating Leases	Capital Leases

2008	$ 74	$ 8
2009	65	4
2010	52	3
2011	24	3
2012	27	2
After 2012	37	8

Total noncancelable future lease commitments	$279	28

Less: interest		(5)

Present value of obligations under capital leases		$23

    These future lease commitments will be partially offset by estimated future sublease receipts of $44 million. Depreciation on capital leases is recorded as depreciation expense in our results of operations.

    We are contingently liable under guarantees and comfort letters for $606 million for the debt and other obligations of consolidated subsidiaries. We also are contingently liable under guarantees and comfort letters of $266 million for the debt and other obligations of non-consolidated affiliates, primarily CPW.

    We are involved in various claims, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, either individually or in aggregate, will not have a material adverse effect on our financial position or results of operations.

NOTE 16

Business Segment and Geographic Information

We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail, 68 percent of our fiscal 2007 consolidated net sales; International, 17 percent of our fiscal 2007 consolidated net sales; and Bakeries and Foodservice, 15 percent of our fiscal 2007 consolidated net sales.

    Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains and drug, dollar and discount chains operating throughout the United States. Our major product categories in the United States are ready-to-eat cereals, refrigerated yogurt, ready-to-serve soup, dry dinners, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, microwave popcorn, and a wide variety of organic products including soup, granola bars, and cereal.

    Our International segment is made up of retail businesses outside of the United States. In Canada, our major product categories are ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, and grain, fruit and savory snacks. In markets outside the United States and Canada, our product categories include super-premium ice cream, granola and grain snacks, shelf stable and frozen vegetables, dough products, and dry dinners. Our International segment also includes products manufactured in the United States for export internationally, primarily in Caribbean and Latin American markets, as well as products we manufacture for sale to our joint ventures internationally. These international businesses are managed through 34 sales and marketing offices. Revenues from export activities are reported in the region or country where the end customer is located.

    In our Bakeries and Foodservice segment, we sell branded cereals, snacks, dinner and side dish products, refrigerated and soft-serve frozen yogurt, frozen dough products, branded baking mixes, and custom food items. Our customers include foodservice distributors and operators, convenience stores, vending machine operators, quick service chains and other restaurants, and business and school cafeterias in the United States and Canada. In addition, mixes and unbaked and fully baked frozen dough products are marketed throughout the United States and Canada to retail, supermarket, and wholesale bakeries.

    Operating profit for the operating segments excludes unallocated corporate expenses (variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, all stock compensation costs, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance), and restructuring, impairment and other exit costs because these items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets, capital expenditures for long-lived assets, and depreciation and amortization expenses are neither maintained nor available by operating segment.

In Millions, Fiscal Year	2007	2006	2005

Net sales:
U.S. Retail	$8,491	$8,137	$7,891
International	2,124	1,837	1,725
Bakeries and Foodservice	1,827	1,738	1,692

Total net sales	$12,442	$11,712	$11,308

Segment operating profit:
U.S. Retail	$1,896	$1,801	$1,745
International	216	194	163
Bakeries and Foodservice	148	116	108

Total segment operating profit	2,260	2,111	2,016
Unallocated corporate expenses	(163)	(123)	(32)
Restructuring, impairment and other exit costs	(39)	(30)	(84)

Operating profit	$2,058	$1,958	$1,900

    The following table provides financial information by geographic area:

In Millions, Fiscal Year	2007	2006	2005

Net sales:
United States	$10,258	$9,811	$9,511
Non-United States	2,184	1,901	1,797

Total	$12,442	$11,712	$11,308

In Millions	May 27, 2007	May 28, 2006

Land, buildings and equipment:
United States	$2,576	$2,584
Non-United States	438	413

Total	$3,014	$2,997

NOTE 17

Supplemental Information

The components of certain Consolidated Balance Sheet accounts are as follows:

In Millions	May 27, 2007	May 28, 2006

Receivables:
From customers	$969	$930
Less allowance for doubtful accounts	(16)	(18)

Total	$953	$912

In Millions	May 27, 2007	May 28, 2006

Inventories:
At the lower of cost, determined on the FIFO or weighted-average cost methods, or market:
Raw materials and packaging	$242	$226
Finished goods	899	813
Grain	111	78
Excess of FIFO or weighted-average cost over LIFO cost	(78)	(62)

Total	$1,174	$1,055

    Inventories of $806 million as of May 27, 2007, and $739 million as of May 28, 2006, were valued at LIFO.

In Millions	May 27, 2007	May 28, 2006

Prepaid expenses and other current assets:
Prepaid expenses	$172	$168
Accrued interest receivable, including interest rate swaps	166	112
Miscellaneous	105	97

Total	$443	$377

In Millions	May 27, 2007	May 28, 2006

Land, buildings and equipment:
Land	$61	$54
Buildings	1,518	1,430
Equipment	3,992	3,859
Assets under capital lease	24	–
Capitalized software	225	211
Construction in progress	276	252

Total land, buildings and equipment	6,096	5,806
Less accumulated depreciation	(3,082)	(2,809)

Total	$3,014	$2,997

Other assets:
Pension assets	$1,019	$1,323
Marketable securities, at market	23	25
Investments in and advances to joint ventures	295	186
Miscellaneous	250	244

Total	$1,587	$1,778

Other current liabilities:
Accrued payroll	$356	$351
Accrued interest	165	152
Accrued trade and consumer promotions	289	294
Accrued taxes	861	743
Miscellaneous	408	291

Total	$2,079	$1,831

Other noncurrent liabilities:
Interest rate swaps	$152	$196
Accrued compensation and benefits, including payables for underfunded other postretirement and postemployment benefit plans	988	638
Miscellaneous	90	90

Total	$1,230	$924

    Certain Consolidated Statements of Earnings amounts are as follows:

In Millions, Fiscal Year	2007	2006	2005

Depreciation	$421	$424	$443
Research and development	191	178	165
Media and advertising (including production and communication costs)	543	524	481

    The components of interest, net are as follows:

In Millions, Fiscal Year	2007	2006	2005

Interest expense	$397	$367	$449
Distributions paid on preferred stock and interests in subsidiaries	64	60	39
Capitalized interest	(3)	(1)	(3)
Interest income	(31)	(27)	(30)

Interest, net	$427	$399	$455

    Certain Consolidated Statements of Cash Flows amounts are as follows:

In Millions, Fiscal Year	2007	2006	2005

Cash interest payments	$407	$378	$450
Cash paid for income taxes	369	321	227

NOTE 18

Quarterly Data (Unaudited)

Summarized quarterly data for fiscal 2007 and 2006 follows:

In Millions, Except per Share and Market Price Amounts Fiscal Quarter Ended	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007	2006	2007		2006

Net sales	$2,860	$2,679	$3,467	$3,293	$3,054	$2,877	$3,061		$2,863
Gross margin	1,064	993	1,279	1,203	1,072	986	1,072		985
Net earnings	267	252	385	370	268	246	224	(a)	222
Net earnings per share:
Basic	$.76	$.69	$1.12	$1.04	$.77	$.69	$.65		$.62
Diluted	$.74	$.64	$1.08	$.97	$.74	$.68	$.62		$.61
Dividends per share	$.35	$.33	$.35	$.33	$.37	$.34	$.37		$.34
Market price of common stock:
High	$54.21	$51.45	$57.25	$49.38	$59.23	$50.49	$61.11		$52.16
Low	$49.27	$45.49	$51.50	$44.67	$55.51	$47.05	$54.57		$48.51

(a)	Includes pretax impairment charge of $37 million for certain underperforming product lines in our Bakeries and Foodservice segment.

Glossary

Average total capital.   Notes payable, long-term debt including current portion, minority interests, and stockholders’ equity, excluding accumulated other comprehensive income (loss). The average is calculated using the average of the beginning of fiscal year and end of fiscal year Consolidated Balance Sheet amounts for these line items.

Core working capital.   Accounts receivable plus inventories less accounts payable, all as of the last day of our fiscal year.

Derivatives.   Financial instruments that we use to manage our risk arising from changes in commodity prices, interest rates, foreign exchange rates, and stock prices.

Equivalent case.   A unit of measure used to express quantities of material in standardized sales terms across our divisions.

Generally Accepted Accounting Principles (GAAP).   Guidelines, procedures, and practices that we are required to use in recording and reporting accounting information in our audited financial statements.

Goodwill.   The difference between the purchase price of acquired companies and the related fair values of net assets acquired.

Gross margin.   Net sales less cost of sales.

Hedge accounting.   Special accounting for qualifying hedges allows changes in a hedging instrument’s fair value to offset corresponding changes in the hedged item in the same reporting period. Hedge accounting is only permitted for certain hedging instruments and hedged items, only if the hedging relationship is highly effective, and only prospectively from the date a hedging relationship is formally documented.

LIBOR.   London Interbank Offered Rate

Minority interests.   Preferred stock and interests of subsidiaries held by third parties.

Net price realization.   The impact of list and promoted price increases, net of trade and other promotion costs.

Notional principal amount.   The principal amount on which fixed- or floating-rate interest payments are calculated.

Operating cash flow to debt ratio.   Net cash provided by operating activities, divided by the sum of notes payable and long-term debt, including current portion.

Product rationalization.   The elimination of low margin or low demand products in order to direct resources to higher margin or higher demand products.

Reporting unit.   An operating segment or a business one level below an operating segment.

Return on average total capital.   Net earnings, excluding after-tax interest expense, divided by average total capital.

Segment operating profit margin.   Segment operating profit divided by net sales.

Total debt.   Notes payable and long-term debt, including current portion.

Transaction gains and losses.   The impact on our Consolidated Financial Statements of exchange rate changes arising from specific transactions.

Translation adjustments.   The impact of the conversion of our foreign affiliates’ financial statements to U.S. dollars for the purpose of consolidating our financial statements.

Unit volume growth.   The year-over-year growth in equivalent case volume sold to our customers.

Variable interest entities (VIEs).   A legal structure that is used for business purposes that either (1) does not have equity investors that have voting rights and share in all the entity’s profits and losses or (2) has equity investors that do not provide sufficient financial resources to support the entity’s activities.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A   Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 27, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 27, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 27, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

    Based on our assessment using the criteria set forth by COSO in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of May 27, 2007.

    KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting.

S. W. Sanger Chairman of the Board and Chief Executive Officer	J. A. Lawrence Vice Chairman and Chief Financial Officer

July 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REGARDING INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
General Mills, Inc.:

    We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that General Mills, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

    In our opinion, management’s assessment that General Mills maintained effective internal control over financial reporting as of May 27, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, General Mills maintained, in all material respects, effective internal control over financial reporting as of May 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 27, 2007, and May 28, 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows, for each of the fiscal years in the three-year period ended May 27, 2007, and our report dated July 26, 2007, expressed an unqualified opinion on those consolidated financial statements.

Minneapolis, Minnesota
July 26, 2007

ITEM 9B   Other Information

None.

PART III

ITEM 10   Directors, Executive Officers and Corporate Governance

The information contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

    Information regarding our executive officers is set forth on pages 4 and 5 in Item 1 of this report.

    The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

    We have adopted a Code of Conduct applicable to all employees, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Conduct is available on our website at www.generalmills.com. We intend to post on our website any amendments to our Code of Conduct within two days of any such amendment and to post waivers from our Code of Conduct for principal officers within two days of any such waiver.

ITEM 11   Executive Compensation

The information contained in the sections entitled “Executive Compensation” and “Director Compensation and Benefits” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the sections entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13   Certain Relationships and Related Transactions, and Director Independence

The information set forth in the sections entitled “Board Independence and Composition” and “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14   Principal Accounting Fees and Services

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15   Exhibits, Financial Statement Schedules

1.	Financial Statements:
The following financial statements are included in this report in Item 8:

Consolidated Statements of Earnings for the fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005.

Consolidated Balance Sheets as of May 27, 2007 and May 28, 2006.

Consolidated Statements of Cash Flows for the fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Related Financial Statement Schedule.

2.	Financial Statement Schedule: For the fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005: II — Valuation and Qualifying Accounts

3.	Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended to date (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
3.2	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 25, 2007).
4.1	Indenture, dated as of July 1, 1982, between the Registrant and U.S. Bank Trust National Association (f/k/a Continental Illinois National Bank and Trust Company), as amended by Supplemental Indentures Nos. 1 through 8 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
4.2	Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank Trust National Association (f/k/a First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).
4.3	Amended and Restated Exchange Agreement, dated as of November 29, 2004, by and between the Registrant and Capital Trust (incorporated herein by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
4.4	Indenture, dated as of April 11, 2007, between General Mills, Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed April 11, 2007).
4.5	Registration Rights Agreement, dated as of April 11, 2007, between Morgan Stanley & Co. Incorporated and General Mills, Inc. (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K filed April 11, 2007).
4.6	Third Amended and Restated Limited Liability Company Agreement of General Mills Cereals, LLC, dated as of October 8, 2004, by and among GM Cereals Operations, Inc., RBDB, INC., The Pillsbury Company, GM Class B, Inc. and GM Cereals Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
4.7	Dividend Restriction Agreement, dated as of October 8, 2004, between the Registrant and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
10.1*	Annual Retainer for Directors (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 16, 2005).
10.2*	1998 Employee Stock Plan, as amended to date.
10.3*	Amended and Restated Executive Incentive Plan, as amended to date.
10.4*	Form of Management Continuity Agreement (incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
10.5*	Supplemental Retirement Plan, as amended (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.6*	Executive Survivor Income Plan, as amended to date (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10.7*	Executive Health Plan, as amended to date (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 24, 2002).
10.8*	Supplemental Savings Plan, as amended (incorporated herein by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.9*	1996 Compensation Plan for Non-Employee Directors, as amended to date.
10.10*	1995 Salary Replacement Stock Option Plan, as amended to date.
10.11*	Deferred Compensation Plan, as amended to date.
10.12*	Supplemental Benefits Trust Agreement, amended and restated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

Exhibit No.	Description

10.13*	Supplemental Benefits Trust Agreement, dated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10.14	Agreements, dated November 29, 1989, by and between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.15	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
10.16	Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).
10.17	Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.18*	1990 Salary Replacement Stock Option Plan, as amended to date.
10.19*	Stock Option and Long-Term Incentive Plan of 1993, as amended to date.
10.20*	1998 Senior Management Stock Plan, as amended to date.
10.21*	2001 Compensation Plan for Non-Employee Directors, as amended to date.
10.22*	2003 Stock Compensation Plan, as amended to date.
10.23	Forward Purchase Contract, dated as of October 8, 2004, between the Registrant and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2004).
10.24	Five-Year Credit Agreement, dated as of January 20, 2004, among the Registrant, the several financial institutions from time to time party to the Agreement, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC and Citibank N.A., as Documentation Agents (incorporated herein by reference to Exhibit 99.2 to Registrant’s Report on Form 8-K filed February 12, 2004).
10.25	Amended and Restated Credit Agreement, dated as of October 17, 2006, among General Mills, Inc., the several financial institutions from time to time party to the agreement and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed October 17, 2006).
10.26	Five-Year Credit Agreement, dated as of October 21, 2005, among the Registrant, the several financial institutions from time to time party to the agreement and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed October 25, 2005).
10.27*	2005 Stock Compensation Plan, as amended to date.
10.28*	Amendment to General Mills, Inc. Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 2006).
10.29*	Amendment to General Mills, Inc. Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 2006).
10.30*	2006 Compensation Plan for Non-Employee Directors, as amended to date.
10.31*	Aircraft Time Sharing Agreement, dated December 21, 2006, between General Mills Sales, Inc. and Stephen W. Sanger (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 28, 2006).
10.32	Yoplait Manufacturing and Distribution License Agreement, dated September 9, 1977, between the Registrant and Société de Développements et d’Innovations des Marchés Agricoles et Alimentaires, as amended to date.†
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15 of Form 10-K.
†	Item in which confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

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

GENERAL MILLS, INC.
Dated: July 26, 2007	By: /s/ Siri S. Marshall Siri S. Marshall Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen W. Sanger Stephen W. Sanger	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	July 26, 2007

/s/ James A. Lawrence James A. Lawrence	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	July 26, 2007

/s/ Kenneth L. Thome Kenneth L. Thome	Senior Vice President, Financial Operations (Principal Accounting Officer)	July 23, 2007

/s/ Paul Danos Paul Danos	Director	July 26, 2007

/s/ William T. Esrey William T. Esrey	Director	July 22, 2007

/s/ Raymond V. Gilmartin Raymond V. Gilmartin	Director	July 24, 2007

/s/ Judith Richards Hope Judith Richards Hope	Director	July 23, 2007

/s/ Heidi G. Miller Heidi G. Miller	Director	July 18, 2007

/s/ Hilda Ochoa-Brillembourg Hilda Ochoa-Brillembourg	Director	July 19, 2007

/s/ Steve Odland Steve Odland	Director	July 20, 2007

Signature	Title	Date

/s/ Kendall J. Powell Kendall J. Powell	President, Chief Operating Officer and Director	July 19, 2007

/s/ Michael D. Rose Michael D. Rose	Director	July 23, 2007

/s/ Robert L. Ryan Robert L. Ryan	Director	July 20, 2007

/s/ A. Michael Spence A. Michael Spence	Director	July 20, 2007

/s/ Dorothy A. Terrell Dorothy A. Terrell	Director	July 23, 2007

General Mills, Inc. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts

	Fiscal Year Ended

In Millions	May 27, 2007	May 28, 2006	May 29, 2005

Allowance for doubtful accounts:
Balance at beginning of year	$18	$19	$19
Additions charged to expense	2	2	–
Bad debt write-offs	(2)	(3)	(2)
Other adjustments and reclassifications	(2)	–	2

Balance at end of year	$16	$18	$19

Valuation allowance for deferred tax assets:
Balance at beginning of year	$858	$855	$809
Additions (benefits) charged to expense and deferred tax asset	(3)	15	31
Adjustments to acquisition amounts	(243)	(12)	15

Balance at end of year	$612	$858	$855

Reserve for restructuring and other exit charges:
Balance at beginning of year	$15	$18	$21
Additions (benefits) charged to expense	(1)	10	29
Net amounts utilized for restructuring activities	(10)	(13)	(32)

Balance at end of year	$4	$15	$18

Reserve for LIFO valuation:
Balance at beginning of year	$62	$45	$41
Increment	16	17	4

Balance at end of year	$78	$62	$45

Exhibit Index

Exhibit No.	Description
10.2	1998 Employee Stock Plan, as amended to date.
10.3	Amended and Restated Executive Incentive Plan, as amended to date.
10.9	1996 Compensation Plan for Non-Employee Directors, as amended to date.
10.10	1995 Salary Replacement Stock Option Plan, as amended to date.
10.11	Deferred Compensation Plan, as amended to date.
10.18	1990 Salary Replacement Stock Option Plan, as amended to date.
10.19	Stock Option and Long-Term Incentive Plan of 1993, as amended to date.
10.20	1998 Senior Management Stock Plan, as amended to date.
10.21	2001 Compensation Plan for Non-Employee Directors, as amended to date.
10.22	2003 Stock Compensation Plan, as amended to date.
10.27	2005 Stock Compensation Plan, as amended to date.
10.30	2006 Compensation Plan for Non-Employee Directors, as amended to date.
10.32

Yoplait Manufacturing and Distribution License Agreement, dated September 9, 1977, between the Registrant and Société de Développements et d’Innovations des Marches Agricoles et Alimentaires, as amended to date.*

12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Denotes that confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.