Form 10-Q
period 2007-08-26
GENERAL MILLS INC
filed 2007-09-19
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, MN	55426
(Mail: P.O. Box 1113) (Address of principal executive offices)	(Mail: 55440) (Zip Code)

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

Number of shares of Common Stock outstanding as of September 13, 2007: 323,345,851 (excluding 178,960,813 shares held in the treasury).

General Mills, Inc.

Part I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 26, 2007	Aug. 27, 2006
Net sales	$3,072.0	$2,860.4

Cost of sales	1,915.8	1,796.7
Selling, general, and administrative expenses	631.6	574.8
Restructuring, impairment, and other exit costs (income)	14.5	(1.9)

Operating profit	510.1	490.8

Interest expense, net	113.3	105.0

Earnings before income taxes and after-tax earnings from joint ventures	396.8	385.8

Income taxes	130.3	138.0

After-tax earnings from joint ventures	22.4	19.1

Net earnings	$288.9	$266.9

Earnings per share – basic	$0.85	$0.76

Earnings per share – diluted	$0.81	$0.74

Dividends per share	$0.39	$0.35

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	Aug. 26, 2007	May 27, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$410.2	$417.1
Receivables	1,064.0	952.9
Inventories	1,554.8	1,173.4
Prepaid expenses and other current assets	375.8	443.1
Deferred income taxes	73.3	67.2

Total current assets	3,478.1	3,053.7

Land, buildings and equipment	2,963.1	3,013.9
Goodwill	6,685.5	6,835.4
Other intangible assets	3,729.4	3,694.0
Other assets	1,621.8	1,586.7

Total assets	$18,477.9	$18,183.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$893.6	$777.9
Current portion of long-term debt	1,946.5	1,734.0
Notes payable	3,560.6	1,254.4
Other current liabilities	1,104.7	2,078.8

Total current liabilities	7,505.4	5,845.1

Long-term debt	3,003.8	3,217.7
Deferred income taxes	1,421.2	1,433.1
Other liabilities	1,846.5	1,229.9

Total liabilities	13,776.9	11,725.8

Minority interests	242.3	1,138.8

Stockholders’ equity:
Common stock, 502.3 shares issued, $.10 par value	50.2	50.2
Additional paid-in capital	5,969.0	5,841.3
Retained earnings	5,901.2	5,745.3
Common stock in treasury, at cost, shares of 181.2 and 161.7	(7,364.2)	(6,198.0)
Accumulated other comprehensive loss	(97.5)	(119.7)

Total stockholders’ equity	4,458.7	5,319.1

Total liabilities and equity	$18,477.9	$18,183.7

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued			Treasury				Accumulated
In Millions, Except per Share Data	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Unearned Compensation	Other Comprehensive Income (Loss)	Total

Balance as of May 28, 2006	502.3	$50.2	$5,736.6	(145.9)	$(5,163.0)	$5,106.6	$(83.5)	$125.4	$5,772.3
Comprehensive income:
Net earnings						1,143.9			1,143.9
Other comprehensive income, net of tax:
Net change on hedge derivatives								22.3	22.3
Foreign currency translation								193.8	193.8
Minimum pension liability adjustment								(20.8)	(20.8)
Other comprehensive income								195.3	195.3
Total comprehensive income									1,339.2
Adoption of SFAS No. 123R			(83.5)				83.5		—
Adoption of SFAS No. 158								(440.4)	(440.4)
Cash dividends declared ($1.44 per share)						(505.2)			(505.2)
Stock compensation plans (includes income tax benefits of $73.1)			164.6	9.5	339.4				504.0
Shares purchased				(25.3)	(1,385.1)				(1,385.1)
Unearned compensation related to restricted stock awards			(95.0)						(95.0)
Issuance of shares to settle conversion on zero coupon convertible debentures, net of tax			(10.7)		10.7				—
Earned compensation			129.3						129.3
Balance as of May 27, 2007	502.3	$50.2	$5,841.3	(161.7)	$(6,198.0)	$5,745.3	$—	$(119.7)	$5,319.1
Comprehensive income:
Net earnings						288.9			288.9
Other comprehensive income, net of tax:
Net change on hedge derivatives								(2.9)	(2.9)
Foreign currency translation								17.7	17.7
Amortization of losses and prior service costs								7.4	7.4
Other comprehensive income								22.2	22.2
Total comprehensive income									311.1
Cash dividends declared ($.39 per share)						(133.4)			(133.4)
Stock compensation plans (includes income tax benefits of $8.3)			116.0	1.4	54.2				170.2
Shares purchased				(20.9)	(1,220.4)				(1,220.4)
Unearned compensation related to restricted stock awards			(101.2)						(101.2)
Adoption of FIN 48			57.8			8.4			66.2
Capital appreciation paid to holders of Series B-1 limited membership interests in General Mills Cereals, LLC (GMC)						(8.0)			(8.0)
Earned compensation			55.1						55.1
Balance as of August 26, 2007	502.3	$50.2	$5,969.0	(181.2)	$(7,364.2)	$5,901.2	$—	$(97.5)	$4,458.7

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 26, 2007	Aug. 27, 2006
Cash Flows – Operating Activities
Net earnings	$288.9	$266.9
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	108.2	104.4
After-tax earnings from joint ventures	(22.4)	(19.2)
Stock-based compensation	55.1	53.1
Deferred income taxes	(17.0)	9.6
Distributions of earnings from joint ventures	16.4	10.9
Pension, other postretirement, and postemployment benefit costs	(16.3)	(12.9)
Restructuring, impairment, and other exit costs (income)	13.9	(1.9)
Changes in current assets and liabilities	(417.5)	(326.5)
Other, net	11.1	26.2

Net cash provided by operating activities	20.4	110.6

Cash Flows – Investing Activities
Purchases of land, buildings and equipment	(67.9)	(61.4)
Acquisitions	1.3	(57.7)
Investments in affiliates, net	(2.3)	(126.7)
Proceeds from disposal of land, buildings, and equipment	11.2	10.4
Other, net	6.6	(4.7)
Net cash used by investing activities	(51.1)	(240.1)

Cash Flows – Financing Activities
Change in notes payable	2,297.2	719.5
Payment of long-term debt	—	(66.7)
Repurchase of Series B-1 limited membership interests in
General Mills Cereals, LLC (GMC)	(843.0)	—
Repurchase of General Mills Capital, Inc. preferred stock	(150.0)	—
Proceeds from sale of Class A limited membership interests in GMC	92.3	—
Common stock issued	29.8	71.5
Tax benefit on exercised options	8.3	14.6
Purchases of common stock for treasury	(1,278.7)	(706.4)
Dividends paid	(132.1)	(125.7)
Net cash provided (used) by financing activities	23.8	(93.2)

Decrease in cash and cash equivalents	(6.9)	(222.7)
Cash and cash equivalents – beginning of year	417.1	647.4
Cash and cash equivalents – end of period	$410.2	$424.7
Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$(109.3)	$(106.3)
Inventories	(378.8)	(373.2)
Prepaid expenses and other current assets	65.0	30.7
Accounts payable	114.7	140.6
Other current liabilities	(109.1)	(18.3)
Changes in current assets and liabilities	$(417.5)	$(326.5)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 26, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2008.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K, except as discussed in Notes 16 and 18 to these Consolidated Financial Statements for the quarter ended August 26, 2007. In addition, certain reclassifications to our previously reported financial information have been made to conform to the current period presentation.

(2) Acquisitions and Divestitures

During the first quarter of fiscal 2008, we acquired a controlling interest in HD Distributors (Thailand) Company Limited. Prior to acquiring the controlling interest, we accounted for the transaction as a joint venture. The purchase price, net of cash acquired, resulted in a $1.3 million cash inflow classified in acquisitions on the Consolidated Statements of Cash Flows. The pro forma effect of this acquisition was not material.

During the first quarter of fiscal 2007, our Cereal Partners Worldwide (CPW) joint venture completed the acquisition of the Uncle Tobys cereal business in Australia for approximately $385.6 million. We funded our 50 percent share of the purchase price by making additional advances to and equity contributions in CPW totaling $135.1 million (classified as investments in affiliates, net, on the Consolidated Statements of Cash Flows) and by acquiring a 50 percent beneficial interest in certain intellectual property for $57.7 million (classified as acquisitions on the Consolidated Statements of Cash Flows). During the first quarter of fiscal 2008, we completed the allocation of our purchase price and reclassified $16.1 million from goodwill to other intangible assets on our Consolidated Balance Sheets.

Also, during the first quarter of fiscal 2007, we committed to a plan to sell our par-baked bread product line, including plants in Chelsea, Massachusetts and Tempe, Arizona, and recorded a $6.0 million loss on the sale, including the write-off of $6.2 million of goodwill, in restructuring, impairment, and other exit costs.

(3) Restructuring, Impairment, and Other Exit Costs

During the first quarter of fiscal 2008, we took several restructuring actions. Due to declining financial results, we decided to exit our frozen waffle product line (retail and foodservice) and to close our frozen waffle plant in Allentown, Pennsylvania, affecting 111 employees. We recorded a charge of $10.1 million related to this closure, consisting of $3.9 million of employee severance charges and a $6.2 million non-cash impairment charge against long-lived assets at the plant. We also completed an analysis of the viability of our Bakeries and Foodservice frozen dough facility in Trenton, Ontario, and will close the facility, affecting 470 employees. We recorded an $8.5 million charge for employee severance expenses and curtailment charges associated with a defined benefit pension plan. These actions, including the anticipated timing of the disposition of the plants we will close, are expected to be completed by February 28, 2009.

We also restructured our production scheduling and discontinued our cake product line at our Chanhassen, Minnesota, Bakeries and Foodservice plant. These actions affected 125 employees, and we recorded a charge for employee severance expenses of $3.0 million in the first quarter of fiscal 2008. These actions are expected to be completed by the end of fiscal 2008.

Collectively, the total charge we expect to incur with respect to these impairment and restructuring actions is approximately $65.0 million, of which approximately $45.0 million is expected to be recognized in fiscal 2008.

During the first quarter of fiscal 2008, we also completed the sale of our previously closed Vallejo, California plant. We received $10.6 million in proceeds and recorded a gain of $7.1 million.

Restructuring, impairment, and other exit costs (income) in the first quarter of fiscal 2008 were as follows:

Expense (income), in millions
Closure of Allentown, Pennsylvania frozen waffle plant	$10.1
Closure of Trenton, Ontario frozen dough plant	8.5
Restructuring of production scheduling and discontinuation of cake product line at Chanhassen, Minnesota plant	3.0
Gain on sale of previously closed Vallejo, California plant	(7.1)
Total	$14.5

Restructuring, impairment, and other exit costs (income) in the first quarter of fiscal 2007 were as follows:

Expense (income), in millions
Gain on sale of previously closed plant in San Adrian, Spain	$(8.6)
Impairment of long-lived assets and write off of associated goodwill related to par-baked bread line, including its plants in Chelsea, Massachusetts and Tempe, Arizona	6.2
Charges associated with restructuring actions previously announced	0.5
Total	$(1.9)

(4) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in the first quarter of fiscal 2008 were as follows:

In millions	U.S. Retail	International	Bakeries and Foodservice	Joint Ventures	Total

Balance as of May 27, 2007	$5,202.9	$142.2	$981.8	$508.5	$6,835.4
Finalization of purchase accounting	—	—	—	(16.1)	(16.1)
Adoption of FIN 48	(110.9)	(10.6)	(30.4)	—	(151.9)
Other activity, primarily foreign currency translation	5.0	3.2	1.4	8.5	18.1
Balance as of Aug. 26, 2007	$5,097.0	$134.8	$952.8	$500.9	$6,685.5

The changes in the carrying amount of other intangible assets in the first quarter of fiscal 2008 were as follows:

In millions	U.S. Retail	International	Joint Ventures	Total

Balance as of May 27, 2007	$3,175.2	$460.9	$57.9	$3,694.0
Finalization of purchase accounting	—	14.5	16.1	30.6
Other activity, primarily foreign currency translation	—	4.6	0.2	4.8
Balance as of Aug. 26, 2007	$3,175.2	$480.0	$74.2	$3,729.4

(5) Inventories

The components of inventories were as follows:

In millions	Aug. 26, 2007	May 27, 2007
Raw materials and packaging	$285.5	$242.1
Finished goods	1,154.4	898.0
Grain	220.3	111.4
Excess of FIFO or weighted-average cost over LIFO cost	(105.4)	(78.1)
Total	$1,554.8	$1,173.4

(6) Derivatives and Hedging Activities

Application of hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), requires significant resources, recordkeeping, and analytical systems. As a result of the rising compliance costs and the complexity associated with the application of hedge accounting, we have elected to discontinue the use of hedge accounting for all commodity derivative positions entered into after the beginning of fiscal 2008. Accordingly, the changes in the values of these derivatives are recorded in cost of sales in our Consolidated Statements of Earnings currently.

Regardless of designation for accounting purposes, we believe all of our commodity hedges are economic hedges of our risk exposures, and as a result we consider these derivatives to be hedges for purposes of measuring segment operating performance. Thus, these gains and losses are reported in unallocated corporate expenses outside of segment operating results until such time that the exposure we are hedging affects earnings. At that time we reclassify the hedge gain or loss from unallocated corporate expenses to segment operating profit, allowing our operating segments to economically realize the effects of the hedge without experiencing any resulting mark-to-market volatility, which remains in unallocated corporate expenses. Commodity derivatives previously accounted for as cash flow hedges are not affected by this change, and any gains or losses deferred to accumulated other comprehensive loss in stockholders’ equity will remain there until the hedged item affects earnings.

Pursuant to our new policy, unallocated corporate expenses in the first quarter of fiscal 2008 include a net $3.0 million loss from commodity derivatives, consisting of a $15.1 million mark to market gain on our open commodity derivative positions, primarily from agricultural derivatives, offset by the impact of reclassifying $18.1 million of gains on hedge positions, primarily agricultural derivatives, to segment operating profit during the period, which partially offset higher input costs on the hedged exposures.

(7) Debt

The components of notes payable at the end of the respective periods were as follows:

In millions	Aug. 26, 2007	May 27, 2007
U.S. commercial paper	$1,810.4	$476.9
Euro commercial paper	1,636.8	639.0
Financial institutions	113.4	138.5
Total	$3,560.6	$1,254.4

On August 3, 2007, we entered into a credit facility with an initial aggregate revolving commitment of $750.0 million. The facility will expire on December 6, 2007. As of August 26, 2007, we had not drawn against this facility.

On August 29, 2007, we completed the sale of $700.0 million of 5.65 percent fixed-rate notes due September 10, 2012. The proceeds of the notes were used to repay outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. The notes may be redeemed at our option at any time for a specified make-whole amount. The notes are senior unsecured, unsubordinated obligations and contain a change of control provision, as defined in the instruments governing the notes.

Our credit facilities and certain of our long-term debt agreements contain restrictive covenants. As of August 26, 2007, we were in compliance with all of these covenants.

(8) Minority Interests

On August 7, 2007, we repurchased for a net amount of $843.0 million all of the outstanding Series B-1 limited membership interests (Series B-1 Interests) previously issued by our subsidiary General Mills Cereals, LLC (GMC) as part of a required remarketing of those interests. The purchase price reflected the Series B-1 Interests’ original capital account balance of $835.0 million and $8.0 million of capital account appreciation attributable and paid to the third party holder of the Series B-1 Interests. The capital appreciation paid to the third party holder of the Series B-1 Interests was recorded as a reduction to retained earnings, a component of stockholders’ equity, on the Consolidated Balance Sheets, and reduced net earnings available to common stockholders in our basic and diluted earnings per share (EPS) calculations. We used commercial paper to fund the repurchase.

We and the third party holder of all of GMC’s outstanding Class A limited membership interests (Class A Interests) agreed to reset, effective on June 28, 2007, the preferred rate of return applicable to the Class A Interests to the sum of 3 month LIBOR plus 65 basis points. On June 28, 2007, we also sold $92.3 million of additional Class A Interests to the same third party. There was no gain or loss associated with these transactions. As of August 26, 2007, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $242.3 million, and the capital account balance of the Class A Interests, upon which preferred distributions are calculated, was $248.1 million.

On June 28, 2007, we repurchased for $150.0 million all of the outstanding Series A preferred stock of our subsidiary General Mills Capital, Inc. (GM Capital) using proceeds from the sale of the Class A Interests and commercial paper. There was no gain or loss associated with this repurchase.

(9) Stockholders’ Equity

The following table provides detail of total comprehensive income:

	Quarter Ended			Quarter Ended
	Aug. 26, 2007			Aug. 27, 2006
In millions	Pretax	Tax	Net	Pretax	Tax	Net
Net earnings			$288.9			$266.9
Other comprehensive income (loss):
Foreign currency Translation adjustments	$17.7	$—	$17.7	$(2.4)	$—	$(2.4)
Minimum pension liability	—	—	—	(4.7)	1.6	(3.1)
Other fair value changes:
Securities	(1.0)	0.3	(0.7)
Hedge derivatives	19.4	(7.2)	12.2	(18.3)	7.0	(11.3)
Reclassification to earnings:
Hedge derivatives	(22.5)	8.1	(14.4)	11.8	(4.3)	7.5
Amortization of losses and prior service costs	11.4	(4.0)	7.4	—	—	—
Other comprehensive income (loss)	$25.0	$(2.8)	$22.2	$(13.6)	$4.3	$(9.3)
Total comprehensive income			$311.1			$257.6

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily noncash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In millions	Aug. 26, 2007	May 27, 2007

Foreign currency translation adjustments	$419.8	$402.1
Unrealized gain (loss) from:
Securities	3.2	3.9
Hedge derivatives	(38.7)	(36.5)
Pension, other postretirement and postemployment benefits:
Net actuarial loss	(442.4)	(448.5)
Prior service costs	(39.4)	(40.7)
Accumulated other comprehensive loss	$(97.5)	$(119.7)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 58 to 60 of our fiscal 2007 Annual Report on Form 10-K.

Compensation expense related to stock-based payments recognized in selling, general, and administrative expenses in the Consolidated Statements of Earnings in the first quarter of fiscal 2008 was $55.1 million.

We recognized $8.3 million of excess tax benefits from options exercised in the first quarter of fiscal 2008, and $14.6 million in the first quarter of fiscal 2007. These amounts are classified as financing cash flows in our Consolidated Statements of Cash Flows.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes were $30.6 million for the first quarter of fiscal 2008, and $74.7 million for the first quarter of fiscal 2007.

The weighted-average grant-date fair values of stock options granted during the first quarter of fiscal 2008, were estimated at $10.60 per share, and during the first quarter of fiscal 2007, were estimated at $10.74 per share, using the Black-Scholes option-pricing model with the following assumptions:

	Quarter Ended
	Aug. 26, 2007	Aug. 27, 2006
Risk-free interest rate	5.1%	5.3%
Expected term	8.5 years	8 years
Expected volatility	15.6%	19.7%
Dividend yield	2.7%	2.8%

We estimate the fair value of each option on the grant date using the Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in their estimate of our stock price volatility. For the fiscal 2008 grants, we have excluded historical volatility for fiscal 2002 and prior, primarily because volatility driven by the acquisition of Pillsbury does not reflect what we believe to be expected future volatility. We also have considered, but did not use, implied volatility in our estimate as trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on pages 58 and 59 in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

Information on stock option activity follows:

	Shares (thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding as of May 27, 2007	53,773.2	$43.09
Granted	5,352.6	58.79
Exercised	(868.9)	37.23
Forfeited or expired	(39.2)	50.09
Outstanding as of Aug. 26, 2007	58,217.7	44.62	4.98	$746.7
Exercisable as of Aug. 26, 2007	38,649.5	$41.31	3.32	$618.4

The intrinsic value of options exercised during the first quarter of fiscal 2008, was $18.6 million, and was $37.9 million in the first quarter of fiscal 2007.

Information on restricted stock unit activity follows:

	Units (thousands)	Weighted- average grant-date fair value
Non-vested as of May 27, 2007	4,785.9	$48.74
Granted	1,761.0	58.76
Vested	(350.0)	47.13
Forfeited	(47.3)	50.35
Non-vested as of Aug. 26, 2007	6,149.6	$51.69

The total grant-date fair value of restricted stock unit awards that vested in the first quarter of fiscal 2008 was $16.5 million. The total grant-date fair value of restricted stock unit awards that vested in the first quarter of fiscal 2007 was $11.1 million.

As of August 26, 2007, compensation cost related to non-vested stock options and restricted stock units was $262.4 million. This cost will be recognized over 26 months, on average.

(11) Earnings Per Share

Basic and diluted EPS were calculated using the following:

	Quarter Ended
In millions, except per share data	Aug. 26, 2007	Aug. 27, 2006
Net earnings – as reported	$288.9	$266.9
Capital appreciation paid on Series B-1 interests in GMC (a)	(8.0)	—
Net earnings for basic and diluted EPS calculations	$280.9	$266.9

Average number of common shares – basic EPS	329.9	352.0
Incremental share effect from:
Stock options (b)	11.0	9.5
Restricted stock, restricted stock units, and other (b)	2.6	1.6
Forward purchase contract	1.4

Average number of common shares – diluted EPS	344.9	363.1

Earnings per share – basic	$0.85	$0.76
Earnings per share – diluted	$0.81	$0.74

(a)	See Note 8.

(b)

Incremental shares from stock options, restricted stock, and restricted stock units are computed by the treasury stock method. As of August 26, 2007, 3.9 million shares from stock options and restricted stock units, and as of August 27, 2006, 10.6 million shares from stock options and restricted stock units, were excluded from our computation of diluted EPS because they were not dilutive.

(12) Share Repurchases

During the first quarter of fiscal 2008, we repurchased 20.9 million shares of common stock for $1,220.4 million, of which $1.0 million was included in current liabilities as of August 26, 2007, and settled after the end of the quarter. Also in the first quarter of fiscal 2008, we settled $64.5 million of share repurchase liability as of May 27, 2007.

During the first quarter of fiscal 2007, we repurchased 14.1 million shares of common stock for $736.5 million, of which $37.6 million was included in current liabilities as of August 27, 2006, and settled after the end of the quarter. Also in the first quarter of fiscal 2007, we settled $7.5 million of share repurchase liability as of May 28, 2006.

(13) Interest Expense, Net

The components of interest, including distributions to minority interest holders, net were as follows:

	Quarter Ended
Expense (income), in millions	Aug. 26, 2007	Aug. 27, 2006
Interest expense	$107.0	$96.5
Distributions paid on preferred stock and interests of subsidiaries	13.2	15.8
Capitalized interest	(1.2)	(0.6)
Interest income	(5.7)	(6.7)
Total	$113.3	$105.0

(14) Statements of Cash Flows

During the first quarter of fiscal 2008, we made cash interest payments of $161.3 million, versus $143.6 million in the same period last year. Also, in the first quarter of fiscal 2008, we made tax payments of $37.3 million, versus $26.6 million in the same period last year.

(15) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment (income) expense for each fiscal period were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In millions	Aug. 26, 2007	Aug. 27, 2006	Aug. 26, 2007	Aug. 27, 2006	Aug. 26, 2007	Aug. 27, 2006
Service cost	$20.0	$18.3	$4.1	$4.1	$1.2	$1.2
Interest cost	49.1	46.4	14.7	14.6	0.9	1.0
Expected return on plan assets	(90.1)	(83.8)	(7.6)	(6.8)	—	—
Amortization of losses	5.6	3.1	3.8	3.9	—	—
Amortization of prior service costs (credits)	1.9	2.0	(0.4)	(0.4)	0.5	0.5
Other adjustments	—	—	—	—	3.4	5.0
Net (income) expense	$(13.5)	$(14.0)	$14.6	$15.4	$6.0	$7.7

(16) Income Taxes

Effective Tax Rate

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. The effective tax rate for the first quarter of fiscal 2008 was 32.8 percent compared to 35.8 percent for the first quarter of fiscal 2007. The 3.0 percentage point decrease is primarily due to discrete foreign tax credits in the first quarter of $7.2 million and a 1.1 percentage point increase in foreign and other tax credits. We also had a beneficial discrete tax impact of $7.0 million relating to international deferred foreign income taxes resulting from tax rate changes that were largely offset by a similar adjustment to deferred state income taxes from tax rate changes in Michigan.

Uncertain Tax Positions

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), as of the beginning of fiscal 2008. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

As a result of adoption, we recorded a $218.1 million reduction to accrued taxes, a $151.9 million reduction to goodwill, a $57.8 million increase to additional paid-in capital and an $8.4 million increase to retained earnings at the beginning of fiscal 2008. In addition, we had gross unrecognized tax benefit liabilities of $546.3 million of which $264.8 million would impact the effective tax rate if recognized. Approximately $11.3 million of the unrecognized tax benefit liabilities are expected to be paid within the next 12 months and were classified in other current liabilities on the Consolidated Balance Sheets as of August 26, 2007. The remaining amount of our unrecognized tax benefit liabilities are now classified in other liabilities. We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption, we had accrued interest and penalties of $97.9 million.

The following is a rollforward of our total gross unrecognized tax benefit liabilities for the first quarter of fiscal 2008:

In millions
Balance as of May 28, 2007	$546.3
Tax positions related to current year:
Additions	20.8
Reductions	—
Tax positions related to prior years:
Additions	26.6
Reductions	(0.5)
Settlements	—
Lapses in statutes of limitations	(7.6)

Balance as of August 26, 2007	$585.6

We do not reasonably expect any significant changes to the estimated amount of liability associated with our uncertain tax positions which arose prior to fiscal 2008.

Annually we file more than 350 income tax returns in approximately 100 global taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash.

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. With limited exceptions, we are no longer subject to United States federal examinations by the Internal Revenue Service (IRS) for fiscal years before 2002. The IRS recently concluded field examinations for our 2002 and 2003 fiscal years. A payment of $24.4 million was made during the first quarter of fiscal 2008 to cover the additional tax liability plus interest related to all agreed adjustments for this audit cycle. The IRS also proposed additional adjustments for the 2002-2003 audit cycle including several adjustments to the tax benefits associated with the sale of minority interests in our GMC subsidiary. We believe we have meritorious defenses and intend to vigorously defend our position. Our potential liability for this matter is significant and, notwithstanding our reserves against this potential liability, an unfavorable resolution could have a material adverse impact on our results of operations and cash flows from operations. We do not expect the amount of our tax reserves for these issues to change in the next 12 months. The IRS initiated its audit of our fiscal 2004 through 2006 tax years during the first quarter of fiscal 2008.

Various examinations by United States state taxing authorities could be conducted for any open tax year, which vary by jurisdiction, but are generally from 3 to 5 years. Currently, several state examinations are in progress. The Canada Revenue Agency is conducting an audit of our income tax returns in Canada for fiscal years 2003 (which is our earliest tax year still open for examination) through 2005. We do not anticipate that any United States state tax or Canadian tax adjustments will have a significant impact on our financial position or results of operations.

(17) Business Segment Information

We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail, International, and Bakeries and Foodservice.

Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, and drug, dollar, and discount chains operating throughout the United States. Our major product categories in the United States are ready-to-eat cereals, refrigerated yogurt, ready-to-serve soup, dry dinners, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, microwave popcorn, and a wide variety of organic products including soup, granola bars, and cereal.

Our International segment is largely made up of retail businesses outside of the United States. In Canada, our major product categories are ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, and grain, fruit and savory snacks. In markets outside the United States and Canada, our product categories include super-premium ice cream, granola and grain snacks, shelf stable and frozen vegetables, dough products, and dry dinners. Our International segment also includes products manufactured in the United States for export internationally, primarily in Caribbean and Latin American markets, as well as products we manufacture for sale to our joint ventures internationally. Revenues from export activities are reported in the region or country where the end customer is located.

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

Operating profit for the operating segments excludes unallocated corporate expenses (variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, all stock compensation costs, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance, including gains and losses from commodity derivatives entered into after May 27, 2007, until passed back to our operating segments in accordance with our internal hedge documentation as discussed in Note 6), and restructuring, impairment, and other exit costs because these items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment. Our operating segment results were as follows:

	Quarter Ended
In millions	Aug. 26, 2007	Aug. 27, 2006

Net sales:
U.S. Retail	$2,031.7	$1,910.0
International	599.4	505.6
Bakeries and Foodservice	440.9	444.8
Total	$3,072.0	$2,860.4

Operating profit:
U.S. Retail	$473.3	$447.3
International	71.0	55.9
Bakeries and Foodservice	34.0	29.0
Total segment operating profit	578.3	532.2

Corporate unallocated expense	53.7	43.3
Restructuring, impairment, and other exit costs (income)	14.5	(1.9)
Operating profit	$510.1	$490.8

(18) New Accounting Pronouncements

In the first quarter of fiscal 2008, we adopted Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the process and diversity in practice of quantifying financial statement misstatements resulting in the potential carryover of improper amounts on the balance sheet. The Securities and Exchange Commission believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB 108 did not have a material impact on our results of operations or financial condition.

Also in the first quarter of fiscal 2008, we adopted SFAS No. 155, “Hybrid Instruments” (SFAS 155). SFAS 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 is effective for all financial instruments acquired or issued after May 27, 2007. The adoption of SFAS No. 155 did not have any impact on our results of operations or financial condition.

In September 2006, the FASB ratified the consensus of Emerging Issues Task Force Issue No. 06-5, ”Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (EITF 06-5). EITF 06-5 requires that a policyholder consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. We adopted EITF 06-5 in the first quarter of fiscal 2008, and it did not have any impact on our results of operations or financial condition.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein.

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter Results

For the first quarter of fiscal 2008, we reported diluted earnings per share of $0.81, up 9.4 percent from $0.74 per share earned in the same period last year. Net earnings were $288.9 million in the first quarter of fiscal 2008, up 8.2 percent from $266.9 million last year. Net sales for the first quarter of fiscal 2008 grew 7.4 percent to $3.1 billion and total segment operating profit increased 8.7 percent to $578.3 million (see page 27 for a discussion of this measure not defined by generally accepted accounting principles (GAAP)).

Net sales growth during the first quarter of fiscal 2008 was the result of 3.0 points of combined segment volume growth, 3.2 points of growth from pricing and product mix, and 1.2 points of favorable foreign currency exchange. During the first quarter of fiscal 2008, volume growth was recorded in our U.S. Retail and International operating segments, while Bakeries and Foodservice volumes declined, including the effects of divested product lines in fiscal 2007.

Components of net sales growth First quarter of fiscal 2008 vs. first quarter of fiscal 2007	U.S. Retail	International	Bakeries and Foodservice	Combined Segments
Volume growth (a)	3.3 pts	8.7 pts	-4.9 pts	3.0 pts
Price/product mix	3.1 pts	2.8 pts	4.0 pts	3.2 pts
Foreign currency exchange	NA	7.0 pts	NA	1.2 pts
Net sales growth	6.4 pts	18.5 pts	-0.9 pts	7.4 pts

(a) Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $119.1 million from the first quarter of fiscal 2007 to $1,915.8 million. Higher volume drove $48.7 million of this increase. Changes in mix and input cost inflation increased cost of sales by $85.5 million. In addition, we recorded $15.1 million of mark to market gains on our open commodity derivatives in the first quarter of fiscal 2008.

Selling, general, and administrative (SG&A) expenses were up $56.8 million in the first quarter of fiscal 2008 versus the same period in fiscal 2007. SG&A expenses as a percent of net sales in fiscal 2008 increased 50 basis points from fiscal 2007 to 20.6 percent. This increase was primarily driven by a 10.5 percent increase in consumer marketing expense, $10.8 million of costs associated with the remarketing of the Class A and Series B-1 Interests of GMC, and higher compensation and benefit expenses.

Restructuring, impairment, and other exit costs (income) were $14.5 million for the first quarter of fiscal 2008, comprised of the following:

Expense (income), in millions
Closure of Allentown, Pennsylvania frozen waffle plant	$10.1
Closure of Trenton, Ontario frozen dough plant	8.5
Restructuring of production scheduling and discontinuation of cake product line at Chanhassen, Minnesota plant	3.0
Gain on sale of previously closed Vallejo, California plant	(7.1)
Total	$14.5

Due to declining financial results, we decided to exit our frozen waffle product line (retail and foodservice) and to close our frozen waffle plant in Allentown, Pennsylvania, affecting 111 employees. We recorded $3.9 million of employee severance charges and a $6.2 million non-cash impairment charge against long-lived assets at the plant.

We completed an analysis of the viability of our Bakeries and Foodservice frozen dough facility in Trenton, Ontario, and will close the facility, affecting 470 employees. We recorded a $8.5 million charge for employee severance expenses and curtailment charges associated with a defined benefit pension plan.

We also approved the restructuring of our production scheduling and the discontinuation of our cake product line at our Chanhassen, Minnesota, Bakeries and Foodservice plant. These actions affected 125 employees, and we recorded a charge for employee severance expenses of $3.0 million. These actions, including the sale of equipment, are expected to be completed by the end of fiscal 2008.

Collectively, the total charge we expect to incur with respect to these impairment and restructuring actions is approximately $65.0 million, of which approximately $45.0 million is expected to be recognized in fiscal 2008.

We also completed the sale of our previously closed Vallejo, California plant. We received $10.6 million in proceeds and recorded a gain of $7.1 million.

Restructuring, impairment, and other exit costs (income) for the first quarter of fiscal 2007 totaled $1.9 million of income as follows:

Expense (income), in millions
Gain on sale of previously closed plant in San Adrian, Spain	$(8.6)
Impairment of long-lived assets and associated goodwill related to par-baked bread line, including its plants in Chelsea, Massachusetts and Tempe, Arizona	6.2
Charges associated with restructuring actions previously announced	0.5
Total	$(1.9)

Net interest expense for the quarter totaled $113.3 million, an $8.3 million increase from the first quarter of fiscal 2007. Average interest bearing instruments increased $765.3 million causing a $12.0 million increase in net interest expense, while average interest rates decreased 20 basis points causing a $3.7 million decrease in net interest expense. Average debt balances have increased to fund higher share repurchases and our repurchases of the Series B-1 interests of GMC and the Series A preferred stock of GM Capital in August 2007.

The effective income tax rate for the first quarter of fiscal 2008 was 32.8 percent compared to 35.8 percent for the first quarter of fiscal 2007. The 3.0 percentage point decrease is primarily due to discrete foreign tax credits in the first quarter of $7.2 million and a 1.1 percentage point increase in foreign and other tax credits. We also had a beneficial discrete tax impact of $7.0 million relating to international deferred foreign income taxes resulting from tax rate changes that were largely offset by a similar adjustment to deferred state income taxes from tax rate changes in Michigan.

After-tax earnings from joint ventures increased $3.3 million from the first quarter of fiscal 2007, to $22.4 million. Net sales for Cereal Partners Worldwide (CPW) increased 25.7 percent driven by higher volume, including 8.1 points of growth from the acquisition of Uncle Tobys, and 7 points of favorable foreign exchange. Net sales for our Häagen-Dazs ice cream joint ventures in Asia matched prior-year levels as an increase in sales volume was offset by unfavorable foreign exchange. 8th Continent, our soy products joint venture, recorded a 15.6 percent net sales decrease in the first quarter of fiscal 2008, driven by decreased sales volume.

Average diluted shares outstanding decreased by 18.2 million in the first quarter of fiscal 2008, from the same period a year ago due primarily to the repurchase of 32.2 million shares of our common stock since the end of the first quarter of fiscal 2007, partially offset by the issuance of shares upon stock option exercises, the issuance of annual stock awards, and the vesting of restricted stock units.

SEGMENT OPERATING RESULTS

U.S. Retail Segment Results

Net sales for our U.S. Retail operations were up 6.4 percent in the first quarter of fiscal 2008, to $2,031.7 million. This growth in net sales was the result of a 3.3 percentage point increase in volume on a tonnage basis, led by strong growth in our Snacks business, as well as increases in our Baking Products, Meals, and Pillsbury divisions. The volume increase was largely driven by higher levels of consumer marketing spending and new product innovation, resulting in higher sales to key customers. Price and product mix drove 3.1 points of growth.

U.S. Retail Net Sales Percentage Change by Division

% Change
Big G	5.3%
Meals	6.2
Pillsbury	5.9
Snacks	16.0
Yoplait	3.4
Baking Products	6.8
Small Planet Foods	(3.7)
Total	6.4%

Big G cereals recorded a 5.3 percent net sales increase reflecting introductory shipments of new products, improved levels of non-promoted sales, and the effect of pricing and package size changes on established cereal brands. The Meals division recorded a 6.2 percent net sales increase, led by Progresso ready-to-serve soups and dry dinners. Pillsbury net sales grew by 5.9 percent, led by strength in Totino’s pizza and hot snacks and Toaster Strudel. Snacks division net sales grew 16.0 percent led by strong performance in Nature Valley and Fiber One grain snacks and Betty Crocker fruit snacks, offset by declines in the salty snacks and popcorn categories. Yoplait recorded net sales growth of 3.4 percent led by the Light varieties and multipack segments of the core cup product line, as well as pricing actions taken during the quarter.

Operating profits for the first quarter of fiscal 2008, improved 5.8 percent to $473.3 million from $447.3 million in the same period a year ago. Volume growth increased operating profit by $27.6 million. Increased supply chain costs of $31.5 million and consumer marketing expenses of $19.1 million were offset by favorable price and product mix.

International Segment Results

Net sales for our International segment were up 18.5 percent in the first quarter of fiscal 2008 to $599.4 million. This growth was driven by an 8.7 point increase in sales volume, 7.0 points of favorable foreign exchange, and 2.8 points of price and product mix. Sales volumes increased across all of our geographic regions, especially in Europe and Latin America.

International Net Sales Percentage Change by Geographic Region

% Change
Europe	16.7%
Canada	10.7
Asia/Pacific	17.4
Latin America and South Africa	42.4
Total	18.5%

Net sales in Europe grew 16.7 percent reflecting continued strong performance from Old El Paso and Nature Valley across the region, and especially in the United Kingdom. Net sales in Canada increased 10.7 percent, led by Nature Valley grain snacks, Old El Paso products, Pillsbury pizza snacks and cereals. In the Asia/Pacific region, net sales grew by 17.4 percent led by strong growth for Häagen-Dazs in China. Latin America and South Africa net sales increased 42.4 percent led by market share gains and pricing actions taken in key countries.

Operating profits for the first quarter of fiscal 2008, improved 27.0 percent to $71.0 million from $55.9 million in the same period a year ago, with foreign currency exchange contributing 8.3 points of that growth. The growth was also driven by a $14.4 million increase from higher volumes resulting from increases in consumer marketing spending. Net price realization offset supply chain and administrative cost increases.

Bakeries and Foodservice Segment Results

Net sales for our Bakeries and Foodservice segment declined 0.9 percent to $440.9 million in the first quarter of fiscal 2008. The decrease in net sales was driven mainly by a 4.9 point decline in volume, mainly in the distributors and restaurants customer segment, and included the effects of divested frozen pie and par-baked bread product lines. The volume impact on net sales was largely offset by 4.0 points of benefit from price and product mix.

Bakeries and Foodservice Net Sales Percentage Change by Customer Segment

% Change
Distributors and restaurants	(3.4)%
Bakery channels	1.1
Convenience stores and vending	4.0
Total	(0.9)%

Operating profits for the segment reached $34.0 million, up from $29.0 million in the first quarter of fiscal 2007. The business was able to offset input cost inflation with a combination of pricing actions, sourcing productivity, and manufacturing improvements. Through previously announced restructuring actions and new product innovation, the business has shed a significant amount of low-margin product sales and introduced higher margin new products. In addition, the operating segment has continued to experience manufacturing efficiencies, further contributing to widening margins.

Unallocated Corporate Expenses

For the first quarter of fiscal 2008, unallocated corporate expenses were $53.7 million compared to $43.3 million for the first quarter of fiscal 2007. The increase is primarily due to $10.8 million of costs related to the remarketing of the Class A and Series B-1 interests in GMC and $3.0 million of net expenses on commodity derivatives.

LIQUIDITY

During the first quarter of fiscal 2008, our operations provided $20.4 million of cash compared to providing $110.6 million of cash in the first quarter of fiscal 2007. The $90.2 million decrease in cash generated from operations was driven primarily by changes in the levels of accrued interest and compensation-related liabilities year over year.

During the first quarter of fiscal 2008, $378.8 million of cash was used to increase inventories, generally consistent with the increase in the first quarter of fiscal 2007, mainly due to inflation in wheat prices and higher levels of finished goods inventory driven by our cereal package resizing initiative and growth in the granola snacks business.

Cash used by investing activities decreased $189.0 million from the first quarter of fiscal 2007 mainly due to the acquisition of the Uncle Tobys business by our CPW joint venture in that quarter. In addition, we received $10.6 million on the sale of our Vallejo, California plant during the first quarter of fiscal 2008.

Financing activities provided $23.8 million of cash in the first quarter of fiscal 2008. Cash flows from notes payable of $2,297.2 million were primarily used to finance share repurchases and our repurchases of the Series B-1 interests in GMC and the Series A preferred stock of GM Capital.

On August 7, 2007, we repurchased for a net amount of $843.0 million all of the outstanding Series B-1 Interests in GMC as part of a required remarketing of those interests. The purchase price reflected the Series B-1 Interests’ original capital account balance of $835.0 million and $8.0 million of capital account appreciation attributable and paid to the third party holder of the Series B-1 Interests. The capital appreciation paid to the third party holder of the Series B-1 Interests was recorded as a reduction to retained earnings, a component of stockholders’ equity, on the Consolidated Balance Sheets, and reduced net earnings available to common stockholders in our basic and diluted earnings per share (EPS) calculations.

We and the third party holder of all of GMC’s Class A Interests agreed to reset, effective on June 28, 2007, the preferred rate of return applicable to the Class A Interests to the sum of 3 month LIBOR plus 65 basis points. On June 28, 2007, we sold $92.3 million of additional Class A Interests to the same third party. There was no gain or loss associated with these transactions. As of August 26, 2007, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $242.3 million, and the capital account balance of the Class A Interests, upon which preferred distributions are calculated, was $248.1 million.

On June 28, 2007, we repurchased for $150.0 million all of the outstanding Series A preferred stock of our subsidiary General Mills Capital, Inc. using proceeds from the sale of the Class A Interests and commercial paper. There was no gain or loss associated with this repurchase.

During the first quarter of fiscal 2008, we repurchased 20.9 million shares of common stock for $1,220.4 million. As of August 26, 2007, we had unpaid obligations associated with our share repurchases totaling $1.0 million included in other current liabilities. We settled these obligations shortly after the end of our fiscal quarter. Also in the first quarter of fiscal 2008, we settled $64.5 million of share repurchase liability as of May 27, 2007.

On June 25, 2007, we announced that our Board of Directors approved an increase in our quarterly dividend to 39 cents per share, payable on August 1, 2007, to stockholders of record on July 10, 2007. The previous quarterly dividend rate of 37 cents per share was established with the February 1, 2007 payment. During the first quarter of fiscal 2008, we paid $132.1 million in dividends compared to $125.7 million in the same period last year.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Aug. 26, 2007	May 27, 2007
Notes payable	$3,560.6	$1,254.4
Current portion of long-term debt	1,946.5	1,734.0
Long-term debt	3,003.8	3,217.7
Total debt	8,510.9	6,206.1
Minority interests	242.3	1,138.8
Stockholders’ equity	4,458.7	5,319.1
Total capital	$13,211.9	$12,664.0

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada, and Europe. Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.1 billion facility expiring in October 2007, a $750 million facility expiring in January 2009, and a $1.1 billion facility expiring in October 2010. On August 3, 2007, we entered into a credit facility with an aggregate revolving commitment of $750 million that is scheduled to expire on December 6, 2007. As of August 26, 2007, we had no outstanding borrowings under these facilities.

Our credit facilities, certain of our long-term debt agreements, and our minority interests contain restrictive covenants. As of August 26 2007, we were in compliance with all of these covenants.

We have $1.9 billion of long-term debt maturing in the next 12 months and classified as current, including $1.25 billion that may mature in fiscal 2008 based on the put rights of the note holders. We also have classified $138.6 million of long-term debt as current based on our intention to redeem the debt within the next 12 months. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

On August 29, 2007, we completed the sale of $700.0 million of 5.65 percent fixed-rate notes due September 10, 2012. The proceeds of the notes were used to repay outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. The notes may be redeemed at our option at any time for a specified make-whole amount. The notes are senior unsecured and unsubordinated obligations and contain a change of control provision, as defined in the instruments governing the notes.

We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts, purchase units, and units. Following the completion of the aforementioned note issuance, $3.0 billion remained available under the shelf registration for future use.

In October 2004, Lehman Brothers Holdings, Inc. (Lehman Brothers) issued $750.0 of notes that are mandatorily exchangeable for shares of our common stock. In connection with the issuance of those notes, an affiliate of Lehman Brothers entered into a forward purchase contract with us, under which we are obligated to deliver between 14.3 million and 17.1 million shares of our common stock, subject to adjustment under certain circumstances. With the completion of the remarketing of the Series B-1 limited membership interests of GMC in August 2007, we will deliver shares (14.3 million shares assuming the price of our stock on August 26, 2007) of our common stock to Lehman Brothers in October 2007 and Lehman Brothers will deliver to us $750 million in cash. We expect to use the cash to repay outstanding debt.

OFF BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the first quarter of fiscal 2008, except for a new data contract that we entered into in June. We have contractual obligations of $155.2 million over the eight year life of this contract.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. The accounting policies used in preparing our interim fiscal 2008 Consolidated Financial Statements are the same as those described in our Annual Report on Form 10-K, except as discussed in Notes 16 and 18 to these Consolidated Financial Statements for the quarter ended August 26, 2007.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. Except for changes in these estimates as disclosed below, the assumptions and methodologies used in the determination of those estimates as of August 26, 2007, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

Stock Compensation

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. Stock option grants are made at 100 percent of the fair market value of our stock at the date of grant. These awards generally vest over four years and have a ten-year and one-month term. The expense recorded in our Consolidated Financial Statements is based on the fair value of the awards.

We estimate the fair value of each option on the grant date using the Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in their estimate of our stock price volatility. For the fiscal 2008 grants, we have excluded historical volatility for fiscal 2002 and prior, primarily because volatility driven by the acquisition of Pillsbury does not reflect what we believe to be expected future volatility. We also have considered, but did not use, implied volatility in our estimate as trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on pages 58 and 59 in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), as of the beginning of fiscal 2008. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

Annually we file more than 350 income tax returns in approximately 100 global taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash.

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. With limited exceptions, the Company is no longer subject to United States federal examinations by the Internal Revenue Service (IRS) for fiscal years before 2002. The IRS recently concluded field examinations for our 2002 and 2003 fiscal years. A payment of $24.4 million was made during the first quarter of fiscal 2008 to cover the additional tax liability plus interest related to all agreed adjustments for this audit cycle. The IRS also proposed additional adjustments for the 2002-2003 audit cycle including several adjustments to the tax benefits associated with the sale of minority interests in our GMC subsidiary. We believe we have meritorious defenses and intend to vigorously defend our position. Our potential liability for this matter is significant and, notwithstanding our reserves against this potential liability, an unfavorable resolution could have a material adverse impact on our results of operations and cash flows from operations. We do not expect the amount of our tax reserves for these issues to change in the next 12 months. The IRS initiated its audit of our fiscal 2004 through 2006 tax years during the first quarter of fiscal 2008.

Various tax examinations by United States state taxing authorities could be conducted for any open tax year, which vary by jurisdiction, but are generally from 3 to 5 years. Currently, several state examinations are in progress. The Canada Revenue Agency is conducting an audit of our income tax returns in Canada for fiscal years 2003 (which is our earliest tax year still open for examination) through 2005. We do not anticipate that any United States state tax or Canadian tax adjustments will have a significant impact on our financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB approved the issuance of Emerging Issues Task Force Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. EITF 06-11, which will be effective for us in the first quarter of fiscal 2009, is expected to increase our effective income tax rate by approximately 20 basis points.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (SFAS 159). This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We are evaluating the impact of SFAS 159 on our results of operations and financial condition.

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

Total Segment Operating Profit

This non-GAAP measure is used in internal management reporting and as a component of the Board of Directors’ rating of our performance for management and employee incentive compensation. Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. A reconciliation of this measure to the relevant GAAP measure, operating profit, is included in Note 17 to the Consolidated Financial Statements included in this Form 10-Q.

GLOSSARY

Core working capital. Accounts receivable plus inventories less accounts payable, all as of the last day of our fiscal period.

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

Interest bearing instruments. Notes payable, long term debt, including current portion, minority interests, cash and cash equivalents and certain interest bearing investments classified within prepaid expenses and other current assets and other assets.

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

You should also consider the risk factors that we identify on pages 5 through 10 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the first quarter of fiscal 2008. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

Item 4.    Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 26, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended August 26, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the three fiscal periods ended August 26, 2007.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(b)	Maximum Number of Shares that may yet be Purchased Under the Program(b)
May 28, 2007 – July 1, 2007	7,050,581	$59.86	7,050,581	59,656,088
July 2, 2007 – July 29, 2007	9,468,948	$58.04	9,468,948	50,187,140
July 30, 2007 – Aug. 26, 2007	4,418,815	$56.30	4,418,815	45,768,325

Total	20,938,344	$58.28	20,938,344	45,768,325
(a)

The total number of shares purchased includes: (i) 88,200 shares purchased from the ESOP fund of our 401(k) savings plan, (ii) 83,344 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock, and (iii) 20,766,800 shares purchased on the open market. These amounts include 18,100 shares acquired at an average price of $57.31 for which settlement occurred after August 26, 2007.

(b)

On December 11, 2006, our Board of Directors approved and we announced an authorization for the repurchase of up to 75,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

Exhibit 4.1

Fourth Amended and Restated Limited Liability Company Agreement of General Mills Cereals, LLC, dated as of August, 1, 2007, by and among GM Cereals Operations, Inc., RBDB, Inc., Capital Trust and GM Cereals Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed August 3, 2007)

Exhibit 10.1	General Mills Separation Pay and Benefits Program for Officers

Exhibit 10.2

Credit Agreement, dated as of August 3, 2007, among General Mills, Inc., the several financial institutions from time to time party to the agreement, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 7, 2007)

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)
Date	September 19, 2007	/s/ S. S. Marshall
S. S. Marshall Senior Vice President, General Counsel and Secretary

Date	September 19, 2007	/s/ K. L. Thome
K. L. Thome Senior Vice President, Deputy Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	General Mills Separation Pay and Benefits Program for Officers
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002