Form 10-Q
period 2007-11-25
GENERAL MILLS INC
filed 2007-12-19
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 25, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 001-01185

GENERAL MILLS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, MN	55426
(Mail: P.O. Box 1113)	(Mail: 55440)
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

Number of shares of Common Stock outstanding as of December 13, 2007: 336,763,642 (excluding 40,543,022 shares held in the treasury).

General Mills, Inc.

		Page

PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and six-month periods ended November 25, 2007, and November 26, 2006	3
	Consolidated Balance Sheets as of November 25, 2007, and May 27, 2007	4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the six-month period ended November 25, 2007, and the fiscal year ended May 27, 2007	5
	Consolidated Statements of Cash Flows for the six-month periods ended November 25, 2007, and November 26, 2006	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits	35

Signatures		37

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Six-Month Period Ended

	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Net sales	$3,703.4	$3,466.6	$6,775.4	$6,327.0

Cost of sales	2,372.2	2,187.0	4,288.0	3,983.7
Selling, general, and administrative expenses	641.3	605.5	1,272.9	1,180.3
Restructuring, impairment, and other exit costs (income)	2.8	(1.1)	17.3	(3.0)

Operating profit	687.1	675.2	1,197.2	1,166.0

Interest expense, net	115.9	110.5	229.2	215.5

Earnings before income taxes and after-tax earnings from joint ventures	571.2	564.7	968.0	950.5

Income taxes	208.3	202.7	338.6	340.7

After-tax earnings from joint ventures	27.6	23.4	50.0	42.5

Net earnings	$390.5	$385.4	$679.4	$652.3

Earnings per share - basic	$1.19	$1.12	$2.04	$1.87

Earnings per share - diluted	$1.14	$1.08	$1.95	$1.81

Dividends per share	$0.39	$0.35	$0.78	$0.70

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	Nov. 25, 2007	May 27, 2007

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$530.1	$417.1
Receivables	1,221.8	952.9
Inventories	1,567.2	1,173.4
Prepaid expenses and other current assets	449.5	443.1
Deferred income taxes	75.3	67.2

Total current assets	3,843.9	3,053.7

Land, buildings, and equipment	2,974.5	3,013.9
Goodwill	6,752.4	6,835.4
Other intangible assets	3,764.3	3,694.0
Other assets	1,746.4	1,586.7

Total assets	$19,081.5	$18,183.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$786.1	$777.9
Current portion of long-term debt	2,049.2	1,734.0
Notes payable	2,046.0	1,254.4
Other current liabilities	1,341.8	2,078.8

Total current liabilities	6,223.1	5,845.1

Long-term debt	3,599.1	3,217.7
Deferred income taxes	1,413.6	1,433.1
Other liabilities	1,923.9	1,229.9

Total liabilities	13,159.7	11,725.8

Minority interests	242.3	1,138.8

Stockholders’ equity:

Common stock, 502.3 shares issued, $0.10 par value	50.2	50.2
Additional paid-in capital	6,173.0	5,841.3
Retained earnings	6,165.7	5,745.3
Common stock in treasury, at cost, shares of 166.3 and 161.7	(6,760.4)	(6,198.0)
Accumulated other comprehensive income (loss)	51.0	(119.7)

Total stockholders’ equity	5,679.5	5,319.1

Total liabilities and equity	$19,081.5	$18,183.7

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)
$.10 Par Value Common Stock
(One Billion Shares Authorized)
Issued	Treasury

In Millions, Except per Share Data	Shares	Par Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total

Balance as of May 28, 2006	502.3	$50.2	$5,736.6	(145.9)	$(5,163.0)	$5,106.6	$(83.5)	$125.4	$5,772.3
Comprehensive income:
Net earnings						1,143.9			1,143.9
Other comprehensive income, net of tax:
Net change on hedge derivatives								22.3	22.3
Foreign currency translation								193.8	193.8
Minimum pension liability adjustment								(20.8)	(20.8)

Other comprehensive income								195.3	195.3

Total comprehensive income									1,339.2

Adoption of SFAS No. 123R			(83.5)				83.5
Adoption of SFAS No. 158								(440.4)	(440.4)
Cash dividends declared ($1.44 per share)						(505.2)			(505.2)
Stock compensation plans (includes income tax benefits of $73.1)			164.6	9.5	339.4				504.0
Shares purchased				(25.3)	(1,385.1)				(1,385.1)
Unearned compensation related to restricted stock awards			(95.0)						(95.0)
Issuance of shares to settle conversion on zero coupon debentures, net of tax			(10.7)		10.7
Earned compensation			129.3						129.3

Balance as of May 27, 2007	502.3	$50.2	$5,841.3	(161.7)	$(6,198.0)	$5,745.3	—	$(119.7)	$5,319.1
Comprehensive income:
Net earnings						679.4			679.4
Other comprehensive income, net of tax:
Net change on hedge derivatives								5.7	5.7
Foreign currency translation								150.3	150.3
Amortization of losses and prior service costs								14.7	14.7

Other comprehensive income								170.7	170.7

Total comprehensive income									850.1

Cash dividends declared ($.78 per share)						(259.4)			(259.4)
Stock compensation plans (includes income tax benefits of $13.0)			122.5	2.1	82.3				204.8
Shares purchased				(21.0)	(1,226.5)				(1,226.5)
Shares issued under forward purchase contract			168.2	14.3	581.8				750.0
Unearned compensation related to restricted stock awards			(103.4)						(103.4)
Adoption of FIN No.48			57.8			8.4			66.2
Capital appreciation paid to holders of Series B-1 limited membership interests in General Mills Cereals, LLC (GMC)						(8.0)			(8.0)
Earned compensation			86.6						86.6

Balance as of November 25, 2007	502.3	$50.2	$6,173.0	(166.3)	$(6,760.4)	$6,165.7	—	$51.0	$5,679.5

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Six-Month Period Ended

	Nov. 25, 2007	Nov. 26, 2006

Cash Flows - Operating Activities
Net earnings	$679.4	$652.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	235.6	209.3
After-tax earnings from joint ventures	(50.0)	(42.5)
Stock-based compensation	86.6	80.2
Deferred income taxes	(38.0)	11.9
Distributions of earnings from joint ventures	16.2	10.0
Pension, other postretirement, and postemployment benefit costs	(23.2)	(28.2)
Restructuring, impairment, and other exit costs (income)	13.4	(3.4)
Changes in current assets and liabilities	(472.6)	(359.9)
Other, net	(3.7)	35.5

Net cash provided by operating activities	443.7	565.2

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(186.4)	(149.5)
Acquisitions	0.9	(58.0)
Investments in affiliates, net	4.8	(111.8)
Proceeds from sale of marketable securities, net of purchases	—	0.3
Proceeds from disposal of land, buildings, and equipment	11.3	11.5
Proceeds from disposal of businesses	—	11.7
Other, net	—	(11.7)

Net cash used by investing activities	(169.4)	(307.5)

Cash Flows - Financing Activities
Change in notes payable	744.0	1,159.2
Issuance of long-term debt	700.0	—
Payment of long-term debt	(5.7)	(581.9)
Settlement of Lehman Brothers forward purchase contract	750.0	—
Repurchase of Series B-1 limited membership interests in General Mills Cereals, LLC (GMC)	(843.0)	—
Repurchase of General Mills Capital, Inc. preferred stock	(150.0)	—
Proceeds from sale of Class A limited membership interests in GMC	92.3	—
Common stock issued	52.4	147.4
Tax benefit on exercised options	13.0	33.2
Purchases of common stock for treasury	(1,284.5)	(890.2)
Dividends paid	(259.4)	(247.4)
Other, net	—	(32.3)

Net cash used by financing activities	(190.9)	(412.0)

Effect of exchange rates’ change on cash and cash equivalents	29.6	(1.2)

Increase (decrease) in cash and cash equivalents	113.0	(155.5)
Cash and cash equivalents - beginning of year	417.1	647.4

Cash and cash equivalents - end of period	$530.1	$491.9

Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$(247.5)	$(205.2)
Inventories	(374.6)	(308.8)
Prepaid expenses and other current assets	25.3	(0.1)
Accounts payable	4.3	7.7
Other current liabilities	119.9	146.5

Changes in current assets and liabilities	$(472.6)	$(359.9)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarterly and six-month periods ended November 25, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2008.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K, except as discussed in Notes 6, 16, and 18 to these Consolidated Financial Statements. In addition, certain reclassifications to our previously reported financial information have been made to conform to the current period presentation.

(2) Acquisitions and Divestitures

During the first quarter of fiscal 2008, we acquired a controlling interest in HD Distributors (Thailand) Company Limited. Prior to acquiring the controlling interest, we accounted for our investment as a joint venture. The purchase price, net of cash acquired, resulted in a $1.3 million cash inflow classified in acquisitions on the Consolidated Statements of Cash Flows. The pro forma effect of this acquisition was not material.

During the first quarter of fiscal 2007, our Cereal Partners Worldwide (CPW) joint venture completed the acquisition of the Uncle Tobys cereal business in Australia for $385.6 million. We funded our 50 percent share of the purchase price by making additional advances to and equity contributions in CPW totaling $135.1 million (classified as investments in affiliates, net, on the Consolidated Statements of Cash Flows) and by acquiring a 50 percent beneficial interest in certain intellectual property for $57.7 million (classified as acquisitions on the Consolidated Statements of Cash Flows). During the six-month period ended November 25, 2007, we completed the allocation of our purchase price and reclassified $16.3 million from goodwill to other intangible assets on our Consolidated Balance Sheets. We also sold our par-baked bread product line, including plants in Chelsea, Massachusetts and Tempe, Arizona, and recorded a $5.9 million loss on the sale, including the write-off of $6.2 million of goodwill, in restructuring, impairment, and other exit costs.

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring, impairment, and other exit costs (income) were as follows:

	Quarter Ended		Six-Month Period Ended

Expense (income), in millions	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Closure of Poplar, Wisconsin plant	$2.7	$—	$2.7	$—
Closure of Allentown, Pennsylvania plant	—	—	10.1	—
Closure of Trenton, Ontario plant	—	—	8.5	—
Restructuring at Chanhassen, Minnesota plant	—	—	3.0	—
Gain on sale of previously closed Vallejo, California plant	—	—	(7.1)	—
Gain on sale of previously closed San Adrian, Spain plant	—	—	—	(8.6)
Loss from divestiture of par-baked bread product line	—	(0.3)	—	5.9
Charges associated with restructuring actions previously announced	0.1	(0.8)	0.1	(0.3)

Total	$2.8	$(1.1)	$17.3	$(3.0)

During the second quarter of fiscal 2008, we approved a plan to transfer Old El Paso production from our Poplar, Wisconsin facility to other plants and close the Poplar facility. This action to improve capacity utilization and reduce costs affects 113 employees at the Poplar facility, and resulted in a charge of $2.7 million consisting entirely of employee severance. We anticipate this project will be completed by January 31, 2009.

During the six-month period ended November 25, 2007, we took additional restructuring actions beyond the item described above. Due to declining financial results, we decided to exit our frozen waffle product line (retail and foodservice) and to close our frozen waffle plant in Allentown, Pennsylvania, affecting 111 employees. We recorded a charge of $10.1 million related to this closure, consisting of $3.9 million of employee severance and a $6.2 million non-cash impairment charge against long-lived assets at the plant. We also completed an analysis of the viability of our Bakeries and Foodservice frozen dough facility in Trenton, Ontario, and will close the facility, affecting 470 employees. We recorded an $8.5 million charge for employee severance expenses and curtailment charges associated with a defined benefit pension plan. These actions, including the anticipated timing of the disposition of the plants we will close, are expected to be completed by February 28, 2009. We also restructured our production scheduling and discontinued our cake product line at our Chanhassen, Minnesota Bakeries and Foodservice plant. These actions affected 125 employees, and we recorded a charge for employee severance of $3.0 million. These actions are expected to be completed by the end of fiscal 2008.

Collectively, the total charges we expect to incur with respect to these fiscal 2008 restructuring actions are approximately $70.0 million, of which $48.1 million is expected to be recognized in fiscal 2008. This includes a $17.3 million non-cash second quarter charge related to accelerated depreciation on long-lived assets at our Trenton, Ontario plant, and an additional amount will be recorded in the third quarter prior to the plant’s closure. The accelerated depreciation charges are recorded in cost of sales in our Consolidated Statements of Earnings, and in unallocated corporate expenses in our segment results.

During the six-month period ended November 25, 2007, we sold our previously closed Vallejo, California plant and received $10.6 million in proceeds.

In the six-month period ended November 26, 2006, we sold our previously closed plant in San Adrian, Spain, for proceeds of $9.5 million. We also received net proceeds of $11.7 million from the divestiture of our par-baked bread product line.

(4) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during fiscal 2008 were as follows:

In millions	U.S. Retail	International	Bakeries and Foodservice	Joint Ventures	Total

Balance as of May 27, 2007	$5,202.9	$142.2	$981.8	$508.5	$6,835.4
Finalization of purchase accounting	—	—	—	(16.3)	(16.3)
Adoption of FIN No. 48	(110.9)	(10.6)	(30.4)	—	(151.9)
Other activity, primarily foreign currency translation	16.8	12.7	4.7	51.0	85.2

Balance as of Nov. 25, 2007	$5,108.8	$144.3	$956.1	$543.2	$6,752.4

The changes in the carrying amount of other intangible assets during fiscal 2008 were as follows:

In millions	U.S. Retail	International	Joint Ventures	Total

Balance as of May 27, 2007	$3,175.2	$460.9	$57.9	$3,694.0
Finalization of purchase accounting	—	14.5	16.3	30.8
Other activity, primarily foreign currency translation	—	34.0	5.5	39.5

Balance as of Nov. 25, 2007	$3,175.2	$509.4	$79.7	$3,764.3

(5) Inventories

The components of inventories were as follows:

In millions	Nov. 25, 2007	May 27, 2007

Raw materials and packaging	$273.4	$242.1
Finished goods	1,129.0	898.0
Grain	288.1	111.4
Excess of FIFO or weighted-average cost over LIFO cost	(123.3)	(78.1)

Total	$1,567.2	$1,173.4

(6) Derivatives and Hedging Activities

Application of hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,”as amended (SFAS 133), requires significant resources, recordkeeping, and analytical systems. As a result of the rising compliance costs and the complexity associated with the application of hedge accounting, we have elected to discontinue the use of hedge accounting for all commodity derivative positions entered into after the beginning of fiscal 2008. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in our Consolidated Statements of Earnings.

Regardless of designation for accounting purposes, we believe all of our commodity hedges are economic hedges of our risk exposures, and as a result we consider these derivatives to be hedges for purposes of measuring segment operating performance. Thus, these gains and losses are reported in unallocated corporate expenses outside of segment operating results until such time that the exposure we are hedging affects earnings. At that time we reclassify the hedge gain or loss from unallocated corporate expenses to segment operating profit, allowing our operating segments to realize the economic effects of the hedge without experiencing any resulting mark-to-market volatility, which remains in unallocated corporate expenses. Commodity derivatives previously accounted for as cash flow hedges are not affected by this change, and any gains or losses deferred to accumulated other comprehensive income (loss) in stockholders’ equity will remain there until the hedged item affects earnings.

Pursuant to this policy, unallocated corporate expenses for the quarter and six-month period ended November 25, 2007 included:

	Quarter Ended	Six-Month Period Ended

In millions	Nov. 25, 2007	Nov. 25, 2007

Mark-to-market net gain on commodity derivative positions, primarily from agricultural derivatives	$32.8	$42.1
Net realized gains on hedge positions reclassified to segment operating profit, primarily agricultural derivatives	(17.7)	(30.0)

Net gain recognized in unallocated corporate expenses	$15.1	$12.1

(7) Debt

The components of notes payable were as follows:

In millions	Nov. 25, 2007	May 27, 2007

U.S. commercial paper	$1,152.4	$476.9
Euro commercial paper	757.5	639.0
Financial institutions	136.1	138.5

Total	$2,046.0	$1,254.4

Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.9 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of November 25, 2007, we did not have any outstanding borrowings under these agreements.

As of October 25, 2007, we terminated our credit agreement dated August 3, 2007, which provided an aggregate revolving commitment of $750.0 million and was scheduled to expire on December 6, 2007.

On October 15, 2007, we and an affiliate of Lehman Brothers Holdings, Inc. (Lehman Brothers) settled the forward purchase contract established in October 2004 in conjunction with the issuance by Lehman Brothers of $750.0 million of notes that were mandatorily exchangeable for shares of our common stock. In settlement of that forward purchase contract, we issued 14.3 million shares of our common stock and received $750.0 million in cash from Lehman Brothers. We used the cash to reduce outstanding commercial paper balances.

On October 9, 2007, we entered into a new five-year credit agreement with an initial aggregate revolving commitment of $1.9 billion which is scheduled to expire in October 2012. Concurrent with the execution of the new credit agreement, we terminated our five-year credit agreement dated January 20, 2004, which provided $750.0 million of revolving credit and was scheduled to expire in January 2009, and our amended and restated credit agreement, dated October 17, 2006, which provided $1.1 billion of revolving credit and was scheduled to expire in October 2007.

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

Our credit facilities and certain of our long-term debt agreements contain restrictive covenants. As of November 25, 2007, we were in compliance with all of these covenants.

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

We and the third party holder of all of GMC’s outstanding Class A limited membership interests (Class A Interests) agreed to reset, effective on June 28, 2007, the preferred rate of return applicable to the Class A Interests to the sum of 3 month LIBOR plus 65 basis points. On June 28, 2007, we also sold $92.3 million of additional Class A Interests to the same third party. There was no gain or loss associated with these transactions. As of November 25, 2007, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $242.3 million, and the capital account balance of the Class A Interests, upon which preferred distributions are calculated, was $248.1 million.

On June 28, 2007, we repurchased for $150.0 million all of the outstanding Series A preferred stock of our subsidiary General Mills Capital, Inc. (GM Capital) using proceeds from the sale of the Class A Interests and commercial paper. There was no gain or loss associated with this repurchase.

Our minority interests contain restrictive covenants. As of November 25, 2007, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following table provides detail of total comprehensive income:

	Quarter Ended			Quarter Ended

	Nov. 25, 2007			Nov. 26, 2006

In millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$390.5			$385.4

Other comprehensive income (loss):
Foreign currency translation adjustments	$132.6	$—	$132.6	$(24.8)	$—	$(24.8)
Other fair value changes:
Securities	—	—	—	1.1	(0.4)	0.7
Hedge derivatives	19.1	(6.7)	12.4	2.1	(1.7)	0.4
Reclassification to earnings:
Hedge derivatives	(5.8)	2.0	(3.8)	6.4	(2.4)	4.0
Amortization of losses and prior service costs	11.7	(4.4)	7.3	—	—	—

Other comprehensive income (loss)	$157.6	$(9.1)	$148.5	$(15.2)	$(4.5)	$(19.7)

Total comprehensive income			$539.0			$365.7

	Six-Month Period Ended			Six-Month Period Ended

	Nov. 25, 2007			Nov. 26, 2006

In millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$679.4			$652.3
Other comprehensive income (loss):
Foreign currency translation adjustments	$150.3	$—	$150.3	$(27.2)	$—	$(27.2)
Minimum pension liability	—	—	—	(4.7)	1.6	(3.1)
Other fair value changes:
Securities	(1.0)	0.3	(0.7)	1.1	(0.4)	0.7
Hedge derivatives	38.5	(13.9)	24.6	(16.2)	5.3	(10.9)
Reclassification to earnings:
Hedge derivatives	(28.3)	10.1	(18.2)	18.2	(6.7)	11.5
Amortization of losses and prior service costs	23.1	(8.4)	14.7	—	—	—

Other comprehensive income (loss)	$182.6	$(11.9)	$170.7	$(28.8)	$(0.2)	$(29.0)

Total comprehensive income			$850.1			$623.3

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows:

In millions	Nov. 25, 2007	May 27, 2007

Foreign currency translation adjustments	$552.4	$402.1
Unrealized gain (loss) from:
Securities	3.2	3.9
Hedge derivatives	(30.1)	(36.5)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(436.4)	(448.5)
Prior service costs	(38.1)	(40.7)

Accumulated other comprehensive income (loss)	$51.0	$(119.7)

On December 10, 2007, the Board of Directors approved the retirement of 125.0 million shares of common stock in treasury effective December 10, 2007. This action will reduce common stock by $12.5 million, reduce additional paid-in capital by $5,068.3 million, and reduce common stock in treasury by $5,080.8 million on our Consolidated Balance Sheets as of that date.

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 58 to 60 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

On September 24, 2007, our stockholders approved the General Mills, Inc. 2007 Stock Compensation Plan, replacing the General Mills, Inc. 2005 Stock Compensation Plan. No additional shares may be issued under the 2005 Plan after the approval of the 2007 Plan. A description of the 2007 Plan can be found in our Proxy Statement for the 2007 Annual Meeting filed with the SEC on August 14, 2007.

Compensation expense related to stock-based payments recognized in selling, general, and administrative expenses in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Six-Month Period Ended

	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Compensation expense related to stock-based payments	$31.5	$27.6	$86.6	$80.8

As of November 25, 2007, unrecognized compensation expense related to non-vested stock options and restricted stock units was $223.2 million. This expense will be recognized over 24 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month Period Ended

In millions	Nov. 25, 2007	Nov. 26, 2006

Net cash proceeds	$52.5	$151.1
Intrinsic value of options exercised	$31.0	$85.2

We estimate the fair value of each option on the grant date using the Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. For the fiscal 2008 grants, we have excluded historical volatility for fiscal 2002 and prior, primarily because volatility driven by the acquisition of Pillsbury does not reflect what we believe to be expected future volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on pages 58 and 59 in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month Period Ended

	Nov. 25, 2007	Nov. 26, 2006

Estimated fair values of stock options granted	$10.57	$10.74
Assumptions:
Risk-free interest rate	5.1%	5.3%
Expected term	8.5 years	8 years
Expected volatility	15.6%	19.7%
Dividend yield	2.7%	2.8%

Information on stock option activity follows:

	Shares (thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (millions)

Outstanding as of May 27, 2007	53,773.2	$43.09
Granted	5,473.0	58.77
Exercised	(1,525.8)	37.85
Forfeited or expired	(53.8)	49.41

Outstanding as of Nov. 25, 2007	57,666.6	$44.71	4.78	$723.4

Exercisable as of Nov. 25, 2007	38,124.8	$41.40	3.13	$598.6

Information on restricted stock unit activity follows:

	Units (thousands)	Weighted- average grant-date fair value

Non-vested as of May 27, 2007	4,785.9	$48.74
Granted	1,855.0	58.72
Vested	(436.9)	47.44
Forfeited	(100.0)	51.32

Non-vested as of Nov. 25, 2007	6,104.0	$51.82

The total grant-date fair value of restricted stock unit awards that vested in the six-month period ended November 25, 2007, was $20.7 million. The total grant-date fair value of restricted stock unit awards that vested in the six-month period ended November 26, 2006, was $15.5 million.

(11) Earnings Per Share

Basic and diluted EPS were calculated using the following:

	Quarter Ended		Six-Month Period Ended

In millions, except per share data	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Net earnings - as reported	$390.5	$385.4	$679.4	$652.3
Capital appreciation paid on Series B-1 interests in GMC (a)	—	—	(8.0)	—

Net earnings for basic and diluted EPS calculations	$390.5	$385.4	$671.4	$652.3

Average number of common shares - basic EPS	328.0	343.9	329.0	347.9
Incremental share effect from:
Stock options (b)	10.7	10.6	10.8	10.0
Restricted stock, restricted stock units, and other (b)	3.0	2.1	2.8	1.7
Forward purchase contract (c)	0.7	0.8	1.0	0.6

Average number of common shares - diluted EPS	342.4	357.4	343.6	360.2

Earnings per share - basic	$1.19	$1.12	$2.04	$1.87
Earnings per share - diluted	$1.14	$1.08	$1.95	$1.81

(a)	See Note 8.

(b)

Incremental shares from stock options, restricted stock, and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Six-Month Period Ended

In millions	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Anti-dilutive stock options and restricted stock units	5.6	5.3	4.8	6.7

(c)	On October 15, 2007, we settled the forward purchase contract with Lehman Brothers by issuing 14.3 million shares of common stock.

(12) Share Repurchases

During the second quarter of fiscal 2008, we repurchased 0.1 million shares of common stock for $6.1 million. In the six-month period ended November 25, 2007, we repurchased 21.0 million shares of common stock for $1,226.5 million, of which $0.4 million was included in current liabilities as of November 25, 2007, and settled after the end of the quarter.

During the second quarter of fiscal 2007, we repurchased 2.9 million shares of common stock for $153.8 million. In the six-month period ended November 26, 2006, we repurchased 17.1 million shares of common stock for $890.2 million.

(13) Interest Expense, Net

The components of interest, including distributions to minority interest holders, net were as follows:

	Quarter Ended		Six-Month Period Ended

Expense (income), in millions	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Interest expense	$120.4	$100.2	$227.4	$196.7
Distributions paid on preferred stock and interests of subsidiaries	3.0	15.9	16.2	31.7
Capitalized interest	(1.2)	(0.5)	(2.4)	(1.1)
Interest income	(6.3)	(5.1)	(12.0)	(11.8)

Total	$115.9	$110.5	$229.2	$215.5

(14) Statements of Cash Flows

During the six-month period ended November, 25, 2007, we made cash interest payments of $227.3 million, compared to $211.0 million in the same period last year. In the six-month period ended November 25, 2007, we made tax payments of $200.1million, compared to $230.0 million in the same period last year.

(15) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment (income) expense for each fiscal period were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans

	Quarter Ended		Quarter Ended		Quarter Ended

In millions	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Service cost	$20.0	$18.3	$4.1	$4.1	$1.2	$1.2
Interest cost	49.1	46.4	14.7	14.5	0.9	1.0
Expected return on plan assets	(90.1)	(83.8)	(7.6)	(6.8)	—	—
Amortization of losses	5.9	3.1	3.9	3.9	(0.1)	(0.1)
Amortization of prior service costs (credits)	1.9	2.0	(0.4)	(0.4)	0.5	0.5
Other adjustments	—	0.1	—	—	3.3	5.0

Net (income) expense	$(13.2)	$(13.9)	$14.7	$15.3	$5.8	$7.6

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans

	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended

In millions	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Service cost	$40.0	$36.6	$8.2	$8.2	$2.4	$2.4
Interest cost	98.2	92.8	29.4	29.1	1.8	2.0
Expected return on plan assets	(180.2)	(167.6)	(15.2)	(13.6)	—	—
Amortization of losses	11.5	6.2	7.7	7.8	(0.1)	(0.1)
Amortization of prior service costs (credits)	3.8	4.0	(0.8)	(0.8)	1.0	1.0
Other adjustments	—	0.1	—	—	6.7	10.0

Net (income) expense	$(26.7)	$(27.9)	$29.3	$30.7	$11.8	$15.3

(16) Income Taxes

Effective Tax Rate

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. The effective tax rate for the second quarter of fiscal 2008 was 36.5 percent compared to 35.9 percent for the second quarter of fiscal 2007. The 0.6 percentage point increase in the effective tax rate is primarily due to a 1.8 percent reduction in the estimated value of tax credits and a 0.5 percent increase in the state tax rate which were partially offset by a 0.7 percent reduction of deferred taxes caused by a law change in Michigan, a 0.4 percent decrease related to additional domestic deductions, a 0.3 percent reduction related to additional foreign tax credits and 0.3 percent of miscellaneous other items.

The effective tax rate for the six-month period ended November 25, 2007 was 35.0 percent compared to 35.8 percent for the same period of fiscal 2007. The 0.8 percentage point decrease is primarily due to a 0.7 percent discrete tax decrease from international deferred foreign income taxes resulting from tax rate changes, a 1.0 percent benefit related to discrete and general foreign tax credits, a 0.4 percent decrease related to additional domestic deductions and 0.3 percent of miscellaneous other items. These were partially offset by a 1.1 percent reduction in the estimated value of other tax credits and a 0.5 percent increase in the state tax rate. The impact of the Michigan law change which impacted first and second quarters in offsetting amounts had no impact on the year to date effective tax rate.

Uncertain Tax Positions

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” as of the beginning of fiscal 2008. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

As a result of adoption, we recorded a $218.1 million reduction to accrued tax liabilities, a $151.9 reduction to goodwill, a $57.8 million increase to additional paid in capital and a $8.4 million increase to retained earnings at the beginning of fiscal 2008.

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the year to date period ended November 25, 2007. Approximately $168.5 million of this total represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in U.S. federal income taxes that would occur upon recognition of the state tax benefits included therein.

In Millions

Balance as of May 28, 2007	$464.9
Tax positions related to current year:
Additions	29.2
Reductions	—
Tax positions related to prior years:
Additions	35.5
Reductions	(1.0)
Settlements	—
Lapses in statutes of limitations	(7.6)

Balance as of November 25, 2007	$521.0

As of November 25, 2007, we have classified approximately $7.3 million of the unrecognized tax benefits as a current liability as these amounts are expected to be paid within the next 12 months. The remaining amount of our unrecognized tax liability was classified in other noncurrent liabilities.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the six-month period ended November 25, 2007, we recognized $20.9 million of tax-related interest expense and penalties, and had $113.6 million of accrued interest and penalties at November 25, 2007.

We do not expect any significant changes to the estimated amount of liability associated with our uncertain tax positions that arose prior to fiscal 2008, other than the payment of the amount noted above which is identified as a current liability.

Annually we file more than 350 income tax returns in approximately 100 global taxing jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. With limited exceptions, we are no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for fiscal years before 2002. The IRS recently concluded field examinations for our 2002 and 2003 fiscal years. A payment of $24.8 million was made during the first quarter of fiscal 2008 to cover the additional tax liability plus interest related to all agreed adjustments for this audit cycle. The IRS also proposed additional adjustments for the 2002-2003 audit cycle including several adjustments to the tax benefits associated with the sale of minority interests in our GMC subsidiary. We believe we have meritorious defenses and intend to vigorously defend our position. Our potential liability for this matter is significant and, notwithstanding our reserves against this potential liability, an unfavorable resolution could have a material adverse impact on our results of operations or cash flows from operations. We do not expect that the amount of our tax reserves for these issues will change in the next 12 months. The IRS initiated its audit of our fiscal 2004 through 2006 tax years during the first quarter of fiscal 2008.

Various examinations by United States state taxing authorities could be conducted for any open tax year, which vary by jurisdiction, but are generally from 3 to 5 years. Currently, several state examinations are in progress. The Canada Revenue Agency is conducting an audit of our income tax returns in Canada for fiscal years 2003 (which corresponds to our earliest tax year still open for examination) through 2005. We do not anticipate that any United States state tax or Canadian tax adjustments will have a significant impact on our financial position, cash flows or results of operations.

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

Operating profit for these segments excludes unallocated corporate expenses (variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, all stock compensation costs, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance, including gains and losses from commodity derivatives entered into after May 27, 2007, until passed back to our operating segments in accordance with our internal hedge documentation as discussed in Note 6), and restructuring, impairment, and other exit costs. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment. Our operating segment results were as follows:

	Quarter Ended		Six-Month Period Ended

In millions	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Net sales:
U.S. Retail	$2,521.0	$2,441.7	$4,552.7	$4,351.7
International	665.7	544.6	1,265.1	1,050.2
Bakeries and Foodservice	516.7	480.3	957.6	925.1

Total	$3,703.4	$3,466.6	$6,775.4	$6,327.0

Operating profit:
U.S. Retail	$583.8	$595.6	$1,057.1	$1,042.9
International	84.3	61.9	155.3	117.8
Bakeries and Foodservice	48.0	56.1	82.0	85.1

Total segment operating profit	716.1	713.6	1,294.4	1,245.8

Corporate unallocated expenses	26.2	39.5	79.9	82.8
Restructuring, impairment, and other exit costs (income)	2.8	(1.1)	17.3	(3.0)

Operating profit	$687.1	$675.2	$1,197.2	$1,166.0

(18) New Accounting Pronouncements

In the first quarter of fiscal 2008, we adopted Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the process and diversity in practice of quantifying financial statement misstatements resulting in the potential carryover of improper amounts on the balance sheet. The SEC believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB 108 did not have a material impact on our results of operations or financial condition.

Also in the first quarter of fiscal 2008, we adopted SFAS No. 155, “Hybrid Instruments” (SFAS 155). SFAS 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 is effective for all financial instruments acquired or issued after May 27, 2007. The adoption of SFAS 155 did not have any impact on our results of operations or financial condition.

In September 2006, the FASB ratified the consensus of Emerging Issues Task Force Issue No. 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (EITF 06-5). EITF 06-5 requires that a policyholder consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. We adopted EITF 06-5 in the first quarter of fiscal 2008, and it did not have any impact on our results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in a glossary on page 32 of this report.

CONSOLIDATED RESULTS OF OPERATIONS

Second Quarter Results

For the second quarter of fiscal 2008, we reported diluted earnings per share of $1.14, up 5.6 percent from $1.08 per share earned in the same period last year. Net earnings were $390.5 million in the quarter, up 1.3 percent from $385.4 million last year. Net sales grew 6.8 percent to $3.7 billion and total segment operating profit of $716.1 million was consistent with the second quarter of fiscal 2007. (See page 32 for a discussion of this measure not defined by generally accepted accounting principles (GAAP)).

Net sales growth during the second quarter of fiscal 2008 was the result of 5.6 points of growth from net price realization and product mix and 1.4 points of favorable foreign currency exchange, offset by 0.2 points of decreased combined segment volume. During the second quarter of fiscal 2008, volume was essentially flat as growth in the International operating segment was offset by declines in Bakeries and Foodservice including the effects of product lines divested in fiscal 2007, and U.S. Retail. On November 1, 2007, we voluntarily recalled all pepperoni varieties of Totino’s and Jeno’s frozen pizzas (sold primarily in our U.S. Retail operating segment) manufactured on or before October 30, 2007 due to potential contamination. The pizza recall did not significantly impact our net sales in the second quarter.

Components of net sales growth Second quarter of fiscal 2008 vs. second quarter of fiscal 2007	U.S. Retail	International	Bakeries and Foodservice	Combined Segments

Volume (a)	-1.9 pts	8.1 pts	-1.0 pts	-0.2 pts
Price/product mix	5.1 pts	5.1 pts	8.6 pts	5.6 pts
Foreign currency exchange	NA	9.0 pts	NA	1.4 pts

Net sales growth	3.2 pts	22.2 pts	7.6 pts	6.8 pts

(a) Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $185.2 million from the second quarter of fiscal 2007 to $2,372.2 million. Higher input costs and changes in mix increased cost of sales by $178.8 million. We recorded $32.8 million of mark-to-market net gains on our commodity derivatives in the second quarter of fiscal 2008, pursuant to our policy described in Note 6 on page 9, $15.1 million of which will mitigate future input cost inflation. We also recorded $17.3 million of accelerated depreciation on long-lived assets associated with our previously announced restructuring action at our plant in Trenton, Ontario. In addition, we incurred $19.0 million of costs, including product write offs, logistics, and other costs, related to the voluntary frozen pizza recall.

Selling, general, and administrative (SG&A) expenses were up $35.8 million in the second quarter of fiscal 2008 versus the same period in fiscal 2007. The increase in SG&A was primarily driven by a 10.5 percent increase in consumer marketing expense. SG&A expenses as a percent of net sales in fiscal 2008 decreased 20 basis points from fiscal 2007 to 17.3 percent.

Restructuring, impairment, and other exit costs (income) were $2.8 million of expense for the second quarter of fiscal 2008 and $1.1 million of income for the same period of fiscal 2007, comprised of the following:

	Quarter Ended

Expense (income), in millions	Nov. 25, 2007	Nov. 26, 2006

Closure of Poplar, Wisconsin plant	$2.7	$—
Loss from divestiture of par-baked bread product line	—	(0.3)
Charges associated with restructuring actions previously announced	0.1	(0.8)

Total	$2.8	$(1.1)

During the second quarter of fiscal 2008, we approved a plan to transfer Old El Paso production from our Poplar, Wisconsin facility to other plants and close the Poplar facility. This action to improve capacity utilization and reduce costs affects 113 employees at the Poplar facility, and resulted in a charge of $2.7 million consisting entirely of employee severance. We anticipate this project will be completed by January 31, 2009.

Net interest expense for the second quarter of fiscal 2008 totaled $115.9 million, a $5.4 million increase from the same period of fiscal 2007. Average interest bearing instruments increased $539.6 million leading to an $8.2 million increase in net interest expense, while average interest rates decreased 20 basis points generating a $2.8 million decrease in net interest expense. Average debt balances increased to fund higher share repurchases in anticipation of our issuance of shares to settle the forward contract with Lehman Brothers.

The effective tax rate for the second quarter of fiscal 2008 was 36.5 percent compared to 35.9 percent for the second quarter of fiscal 2007. The 0.6 percentage point increase in the effective tax rate is primarily due to a 1.8 percent reduction in the estimated value of tax credits and a 0.5 percent increase in the state tax rate which were partially offset by a 0.7 percent reduction of deferred taxes caused by a law change in Michigan, a 0.4 percent decrease related to additional domestic deductions, a 0.3 percent reduction related to additional foreign tax credits and 0.3 percent of miscellaneous other items.

After-tax earnings from joint ventures increased $4.2 million from the second quarter of fiscal 2007, to $27.6 million. Net sales for Cereal Partners Worldwide (CPW) increased 21.4 percent driven by higher volume, including 5 points of favorable foreign exchange. Net sales for our Häagen-Dazs ice cream joint ventures in Asia grew 3.6 percent as an increase in sales volume was partially offset by unfavorable foreign exchange. 8th Continent, our soy products joint venture, recorded a 15.4 percent net sales decrease in the second quarter of fiscal 2008.

Average diluted shares outstanding decreased by 15.0 million in the second quarter of fiscal 2008, from the same period a year ago due primarily to the repurchase of 29.3 million shares of our common stock since the end of the second quarter of fiscal 2007. This was partially offset by the issuance of 14.3 million shares to settle the forward contract with Lehman Brothers, the issuance of shares upon stock option exercises, the issuance of annual stock awards, and the vesting of restricted stock units.

Six-month Results

For the six-month period ended November 25, 2007, we reported diluted earnings per share of $1.95, up 7.7 percent from $1.81 per share earned in the same period last year. Net earnings were $679.4 million, up 4.2 percent from $652.3 million last year. Net sales for the six-month period grew 7.1 percent to $6.8 billion and total segment operating profit increased 3.9 percent to $1,294.4 million (See page 32 for a discussion of this measure not defined by GAAP).

Net sales growth during the six-month period ended November 25, 2007, was the result of 1.1 points of combined segment volume growth, 4.6 points of growth from net price realization and product mix, and 1.3 points of favorable foreign currency exchange. Volume growth was recorded in our U.S. Retail and International operating segments, while Bakeries and Foodservice volumes declined, including the effects of divested product lines in fiscal 2007. As discussed previously, on November 1, 2007, we voluntarily recalled certain varieties of frozen pizza. The pizza recall did not significantly impact our net sales for the six-month period ended November 25, 2007.

Components of net sales growth Six-month period ended Nov. 25, 2007 vs. six-month period ended Nov. 26, 2006	U.S. Retail	International	Bakeries and Foodservice	Combined Segments

Volume (a)	0.2 pts	8.4 pts	-2.9 pts	1.1 pts
Price/product mix	4.4 pts	4.0 pts	6.4 pts	4.7 pts
Foreign currency exchange	NA	8.1 pts	NA	1.3 pts

Net sales growth	4.6 pts	20.5 pts	3.5 pts	7.1 pts

(a) Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $304.3 million from the six-month period ended November 26, 2006, to $4,288.0 million. Higher volume drove $51.6 million of this increase. Higher input costs and changes in mix increased cost of sales by $258.6 million. We recorded $42.1 million of mark-to-market net gains on our commodity derivatives in the six-month period ended November 25, 2007, pursuant to our policy described in Note 6 on page 9, $12.1 million of which will mitigate future input cost inflation. We also recorded $17.3 million of accelerated depreciation on long-lived assets associated with our previously announced restructuring action at our plant in Trenton, Ontario. In addition, we incurred $19.0 million of costs, including product write offs, logistics, and other costs, related to the voluntary frozen pizza recall.

SG&A expenses were up $92.6 million in the six-month period ended November 25, 2007, versus the same period in fiscal 2007. SG&A expenses as a percent of net sales in fiscal 2008 increased 10 basis points from fiscal 2007 to 18.8 percent. This increase was primarily driven by a 10.5 percent increase in consumer marketing expense and $10.9 million of costs associated with the remarketing of the Class A and Series B-1 Interests of our subsidiary General Mills Cereals, LLC (GMC).

Restructuring, impairment, and other exit costs (income) were $17.3 million of expense for the six-month period ended November 25, 2007, and $3.0 million of income for the same period last year, comprised of the following:

	Six-Month Period Ended

Expense (income), in millions	Nov. 25, 2007	Nov. 26, 2006

Closure of Poplar, Wisconsin plant	$2.7	$—
Closure of Allentown, Pennsylvania plant	10.1	—
Closure of Trenton, Ontario plant	8.5	—
Restructuring at Chanhassen, Minnesota plant	3.0	—
Gain on sale of previously closed Vallejo, California plant	(7.1)	—
Gain on sale of previously closed San Adrian, Spain plant	—	(8.6)
Loss from divestiture of par-baked bread product line	—	5.9
Charges associated with restructuring actions previously announced	0.1	(0.3)

Total	$17.3	$(3.0)

During the six-month period ended November 25, 2007, we took additional restructuring actions beyond the item described in our Second Quarter Results section on page 22.

Due to declining financial results, we decided to exit our frozen waffle product line (retail and foodservice) and to close our frozen waffle plant in Allentown, Pennsylvania, affecting 111 employees. We recorded a charge of $10.1 million related to this closure, consisting of $3.9 million of employee severance and a $6.2 million non-cash impairment charge against long-lived assets at the plant. We also completed an analysis of the viability of our Bakeries and Foodservice frozen dough facility in Trenton, Ontario, and will close the facility, affecting 470 employees. We recorded an $8.5 million charge for employee severance and curtailment charges associated with a defined benefit pension plan. These actions, including the anticipated timing of the disposition of the plants we will close, are expected to be completed by February 28, 2009. We also restructured our production scheduling and discontinued our cake product line at our Chanhassen, Minnesota Bakeries and Foodservice plant. These actions affected 125 employees, and we recorded a charge for employee severance of $3.0 million. These actions are expected to be completed by the end of fiscal 2008.

Collectively, the total charges we expect to incur with respect to these fiscal 2008 restructuring actions are approximately $70.0 million, of which $48.1 million is expected to be recognized in fiscal 2008. This includes a $17.3million non-cash second quarter charge related to accelerated depreciation on long-lived assets at our Trenton, Ontario plant, and an additional amount will be recorded in the third quarter prior to the plant’s closure. The accelerated depreciation charges are recorded in cost of sales in our Consolidated Statements of Earnings, and in unallocated corporate expenses in our segment results.

During the six-month period ended November 25, 2007, we sold our previously closed Vallejo, California plant and received $10.6 million in proceeds.

In the six-month period ended November 26, 2006, we sold our previously closed plant in San Adrian, Spain for proceeds of $9.5 million. We also received net proceeds of $11.7 million from the divestiture of our par-baked bread product line.

Net interest expense for the six-month period ended November 25, 2007, totaled $229.2 million, a $13.7 million increase from the same six-month period last year. Average interest bearing instruments increased $731.0 million leading to a $22.7 million increase in net interest expense, while average interest rates decreased 20 basis points generating a $9.0 million decrease in net interest expense. Average debt balances have increased to fund higher share repurchases in anticipation of our issuance of shares to settle the forward contract with Lehman Brothers.

The effective tax rate for the six-month period ended November 25, 2007 was 35.0 percent compared to 35.8 percent for the same period of fiscal 2007. The 0.8 percentage point decrease is primarily due to a 0.7 percent discrete tax decrease from international deferred foreign income taxes resulting from tax rate changes, a 1.0 percent benefit related to discrete and general foreign tax credits, a 0.4 percent decrease related to additional domestic deductions and 0.3 percent of miscellaneous other items. These were partially offset by a 1.1 percent reduction in the estimated value of other tax credits and a 0.5 percent increase in the state tax rate. The impact of the Michigan law change which impacted first and second quarters in offsetting amounts had no impact on the year to date effective tax rate.

After-tax earnings from joint ventures increased $7.5 million from the six-month period ended November 26, 2006, to $50.0 million. Net sales for CPW increased 23.5 percent driven by higher volume, including 3.9 points of growth from the acquisition of Uncle Tobys, and 5 points of favorable foreign exchange. Net sales for our Häagen-Dazs ice cream joint ventures in Asia matched prior-year levels as an increase in sales volume was offset by unfavorable foreign exchange. 8th Continent recorded a 15.5 percent net sales decrease in the six-month period ended November 25, 2007.

Average diluted shares outstanding decreased by 16.6 million in the six-month period ended November 25, 2007, from the same period a year ago due primarily to the repurchase of 29.3 million shares of our common stock since the end of the second quarter of fiscal 2007, 21.0 million shares of which were purchased in the first six- month period of fiscal 2008, partially offset by the issuance of 14.3 million shares to settle the forward contract with Lehman Brothers, the issuance of shares upon stock option exercises, the issuance of annual stock awards, and the vesting of restricted stock units.

SEGMENT OPERATING RESULTS

U.S. Retail Segment Results

Net sales for our U.S. Retail operations grew 3.2 percent in the second quarter of fiscal 2008, to $2,521.0 million. Net price realization and product mix drove 5.1 points of growth. Volume on a tonnage basis fell 1.9 percentage points. The voluntary frozen pizza recall did not significantly impact our U.S. Retail net sales in the second quarter of fiscal 2008.

Net sales for our U.S. Retail operations were up 4.6 percent in the six-month period ended November 25, 2007, to $4,552.7 million. Net price realization and product mix drove 4.4 points of growth. Volume on a tonnage basis increased 0.2 percentage points. The voluntary frozen pizza recall did not significantly impact our U.S. Retail net sales in the six-month period ended November 25, 2007.

U.S. Retail Net Sales Percentage Change by Division

	Quarter Ended	Six-Month Period Ended

	Nov. 25, 2007	Nov. 25, 2007

Snacks	12.0%	14.0%
Yoplait	11.3	7.3
Big G	2.7	4.0
Baking Products	2.5	4.1
Meals	0.9	2.9
Pillsbury	-1.8	1.3
Small Planet Foods	13.6	5.8

Total	3.2%	4.6%

During the second quarter of fiscal 2008, Snacks net sales grew 12.0 percent driven by continued strong sales for Nature Valley grain snacks, Fiber One bars, and fruit snacks. Yoplait recorded net sales growth of 11.3 percent, reflecting net price realization, continued strong performance from Yoplait Light yogurt, and new products, including Yo-Plus yogurt. Net sales for Big G cereals grew 2.7 percent, driven mainly by pricing and package size changes on established cereal brands. The Meals division recorded a 0.9 percent net sales increase, led by Progresso ready-to-serve soups that offset slight declines in our dry dinners category. Pillsbury net sales declined 1.8 percent, as the impact of the voluntary frozen pizza recall more than offset growth in other categories within this division.

Operating profits for the second quarter of fiscal 2008, declined 2.0 percent to $583.8 million from $595.6 million in the same period a year ago. Volume declines decreased operating profit by $21.9 million. Increased supply chain costs of $65.1 million, excluding the effect of the frozen pizza recall, and a 7.1 percent increase in consumer marketing expenses were offset by favorable price and product mix. In addition, the voluntary frozen pizza recall reduced operating profits by $19.9 million.

Operating profits for the six-month period ended November 25, 2007, improved 1.4 percent to $1,057.1 million from $1,042.9 million in the same period a year ago. Volume growth increased operating profit by $5.7 million. Increased supply chain costs of $96.6 million, excluding the effect of the frozen pizza recall, and an 8.1 percent increase in consumer marketing expenses were more than offset by favorable price and product mix. In addition, the voluntary frozen pizza recall reduced operating profits by $19.9 million.

International Segment Results

Net sales for our International segment were up 22.2 percent in the second quarter of fiscal 2008 to $665.7 million. This growth was driven by an 8.1 point increase in sales volume, 9.0 points of favorable foreign exchange, and 5.1 points of net price realization and product mix. Net sales were up 20.5 percent in the six-month period ended November 25, 2007 to $1,265.1 million. This growth was driven by an 8.4 point increase in sales volume, 8.1 points of favorable foreign exchange, and 4.0 points of net price realization and product mix. Sales volumes increased across all of our geographic regions, especially in Europe and Latin America.

International Net Sales Percentage Change by Geographic Region

	Quarter Ended	Six-Month Period Ended

	Nov. 25, 2007	Nov. 25, 2007

Europe	19.9%	18.0%
Canada	15.5	13.4
Asia/Pacific	24.4	21.2
Latin America and South Africa	42.6	43.1

Total	22.2%	20.5%

For the second quarter of fiscal 2008, net sales in Europe grew 19.9 percent reflecting strong performance from Old El Paso and Nature Valley across the region, and especially in the United Kingdom. Net sales in Canada increased 15.5 percent, led by Nature Valley grain snacks, ready-to-eat cereals, and Old El Paso products. In the Asia/Pacific region, net sales grew by 24.4 percent led by strong growth for Häagen-Dazs in China and new Wanchai Ferry products. Latin America and South Africa net sales increased 42.6 percent led by market share gains and pricing actions taken in key countries.

Operating profits for the second quarter of fiscal 2008 improved 36.2 percent to $84.3 million from $61.9 million in the same period a year ago, with foreign currency exchange contributing 24.6 points of that growth. The growth was also driven by a $13.6 million increase from higher volumes resulting from increases in consumer marketing spending. Net price realization offset supply chain and administrative cost increases.

Operating profits for the six-month period ended November 25, 2007 improved 31.8 percent to $155.3 million from $117.8 million in the same period a year ago, with foreign currency exchange contributing 20.3 points of that growth. The growth was also driven by a $28.0 million increase from higher volumes resulting from increases in consumer marketing spending. Net price realization offset supply chain and administrative cost increases.

Bakeries and Foodservice Segment Results

Net sales for our Bakeries and Foodservice segment increased 7.6 percent to $516.7 million in the second quarter of fiscal 2008. The increase in net sales was driven by an 8.6 point benefit from price increases taken to counter rising input costs, and changes in product mix. This was offset somewhat by a 1.0 point decline in volume, mainly in the distributors and restaurants customer channel, and included the effects of frozen pie and par-baked bread product lines divested in fiscal 2007.

Net sales for our Bakeries and Foodservice segment increased 3.5 percent to $957.6 million in the six-month period ended November 25, 2007. The increase in net sales was driven mainly by 6.4 points of benefit from net price realization and product mix. This was partially offset by a 2.9 point decline in volume, mainly in the distributors and restaurants customer channel, and included the effects of frozen pie and par-baked bread product lines divested in fiscal 2007.

Bakeries and Foodservice Net Sales Percentage Change by Customer Channel

	Quarter Ended	Six-Month Period Ended

	Nov. 25, 2007	Nov. 25, 2007

Distributors and restaurants	3.2%	(0.4)%
Bakery channels	13.1	7.3
Convenience stores and vending	6.2	5.1

Total	7.6%	3.5%

Operating profits for the segment for the second quarter of fiscal 2008 were $48.0 million, down from $56.1 million in the second quarter of fiscal 2007. For the six-month period ended November 25, 2007, operating profits for the segment were $82.0 million, down from $85.1 million in the same period a year ago. The decreases for the quarter and six-month period were largely driven by higher input costs and $3.0 million of expenses for conversion from brokers to a direct sales force for the organization. This was partially offset by manufacturing efficiencies and benefits from prior restructuring activities.

Unallocated Corporate Expenses

For the second quarter, unallocated corporate expenses were $26.2 million in fiscal 2008 compared to $39.5 million in fiscal 2007. The decrease is primarily due to a net gain on commodity derivatives of $15.1 million, the recognition of a previously deferred gain on the sale of a corporate investment of $10.8 million and lower compensation costs. These benefits were partially offset by $17.3 million of accelerated depreciation on long-lived assets associated with our previously announced restructuring action at our plant in Trenton, Ontario.

For the six-month period ended November 25, 2007, unallocated corporate expenses were $79.9 million, compared to $82.8 million for the same period last year. The decrease is primarily due to a net gain on commodity derivatives of $12.1 million and the recognition of a previously deferred gain on the sale of a corporate investment of $10.8 million. These were offset by $17.3 million of accelerated depreciation on long-lived assets associated with our previously announced restructuring action at our plant in Trenton, Ontario and $10.9 million of costs related to the remarketing of the Class A and Series B-1 interests in GMC.

LIQUIDITY

During the six-month period ended November 25, 2007, our operations generated $443.7million of cash compared to $565.2 million of cash in the same period last year. The $121.5 million decrease in cash from operations was primarily due to increased working capital (accounts receivable and inventory).

During the six-month period ended November 25, 2007, $374.6 million of cash was used to increase inventories, mainly due to inflation in commodity prices and higher levels of raw material inventories.

Cash used by investing activities decreased $138.1 million from the six-month period ended November 26, 2006. Last year’s period included the acquisition of the Uncle Tobys business by our CPW joint venture.

Financing activities used $190.9 million of cash in the six-month period ended November 25, 2007. Net cash provided by notes payable was $744.0 million. We used a significant amount of cash flows from notes payable to finance share repurchases and our repurchases of the Series B-1 interests in GMC and the Series A preferred stock of General Mills Capital, Inc. We used the $700.0 million proceeds from the issuance of long-term debt to reduce outstanding commercial paper balances. Also, during fiscal 2008, we received $750.0 million as part of the settlement of a forward contract with Lehman Brothers and used the cash to reduce outstanding commercial paper balances.

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

We and the third party holder of all of GMC’s outstanding Class A limited membership interests (Class A Interests) agreed to reset, effective on June 28, 2007, the preferred rate of return applicable to the Class A Interests to the sum of 3 month LIBOR plus 65 basis points. On June 28, 2007, we sold $92.3 million of additional Class A Interests to the same third party. There was no gain or loss associated with these transactions. As of November 25, 2007, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $242.3 million, and the capital account balance of the Class A Interests, upon which preferred distributions are calculated, was $248.1 million.

On June 28, 2007, we repurchased for $150.0 million all of the outstanding Series A preferred stock of our subsidiary General Mills Capital, Inc. using proceeds from the sale of the Class A Interests and commercial paper. There was no gain or loss associated with this repurchase.

During the six-month period ended November 25, 2007, we repurchased 21.0 million shares of common stock for $1,226.5 million. As of November 25, 2007, we had unpaid obligations associated with our share repurchases totaling $0.4 million included in other current liabilities. We settled these obligations shortly after the end of our fiscal quarter.

On December 10, 2007, our Board of Directors approved a quarterly dividend of 39 cents per share, payable on February 1, 2008, to shareholders of record on January 10, 2008. During the six-month period ended November 25, 2007, we paid $259.4 million in dividends compared to $247.4 million in the same period last year. In addition, the Board of Directors approved the retirement of 125.0 million shares of common stock in treasury effective December 10, 2007. This action will reduce common stock by $12.5 million, reduce additional paid-in capital by $5,068.3 million, and reduce common stock in treasury by $5,080.8 million on our Consolidated Balance Sheets as of that date.

CAPITAL RESOURCES

Our capital structure was as follows:

In millions	Nov. 25, 2007	May 27, 2007

Notes payable	$2,046.0	$1,254.4
Current portion of long-term debt	2,049.2	1,734.0
Long-term debt	3,599.1	3,217.7

Total debt	7,694.3	6,206.1
Minority interests	242.3	1,138.8
Stockholders’ equity	5,679.5	5,319.1

Total capital	$13,616.1	$12,664.0

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada, and Europe. Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.9 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of November 25, 2007, we did not have any outstanding borrowings under these agreements.

As of October 25, 2007, we terminated our credit agreement dated August 3, 2007, which provided an aggregate revolving commitment of $750.0 million and was scheduled to expire on December 6, 2007.

On October 15, 2007, we and Lehman Brothers settled the forward contract established between the parties in October 2004 in conjunction with the issuance by Lehman Brothers of $750.0 million of notes that were mandatorily exchangeable for shares of our common stock. In settlement of that forward contract, we issued 14.3 million shares of our common stock and received $750.0 million in cash from Lehman Brothers. We used the cash received to reduce outstanding commercial paper balances.

On October 9, 2007, we entered into a new five-year credit agreement with an initial aggregate revolving commitment of $1.9 billion which is scheduled to expire in October 2012. As of November 25, 2007, we do not have any outstanding borrowings under this agreement or any other credit facility. Concurrent with the execution of the new credit agreement, we terminated our five-year credit agreement dated January 20, 2004, which provided $750.0 million of revolving credit and was scheduled to expire in January 2009, and our amended and restated credit agreement, dated October 17, 2006, which provided $1.1 billion of revolving credit and was scheduled to expire in October 2007.

Our credit facilities, certain of our long-term debt agreements, and our minority interests contain restrictive covenants. As of November 25, 2007, we were in compliance with all of these covenants.

We have $2.0 billion of long-term debt maturing in the next 12 months and classified as current, including $1.4 billion that may mature in fiscal 2008 based on the put rights of the note holders. We also have classified $142.4 million of long-term debt as current based on our intention to redeem the debt within the next 12 months. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

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

We have an effective shelf registration statement on file with the Securities and Exchange Commission covering the sale of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts, purchase units, and units. As of November 25, 2007, $3.0 billion remained available under the shelf registration for future use.

OFF BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the first six months of fiscal 2008, except for a new data contract that we entered into in June. We have contractual obligations of $155.2 million over the eight year life of this contract.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. The accounting policies used in preparing our interim fiscal 2008 Consolidated Financial Statements are the same as those described in our Form 10-K, except as discussed in Notes 6, 16, and 18 to these Consolidated Financial Statements for the quarterly and six-month periods ended November 25, 2007.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. Except for changes in these estimates as disclosed below, the assumptions and methodologies used in the determination of those estimates as of November 25, 2007, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

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

We estimate the fair value of each option on the grant date using the Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. For the fiscal 2008 grants, we have excluded historical volatility for fiscal 2002 and prior, primarily because volatility driven by the acquisition of Pillsbury does not reflect what we believe to be expected future volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on pages 58 and 59 in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. With limited exceptions, the Company is no longer subject to United States federal examinations by the Internal Revenue Service (IRS) for fiscal years before 2002. The IRS recently concluded field examinations for our 2002 and 2003 fiscal years. A payment of $24.8 million was made during the first quarter of fiscal 2008 to cover the additional tax liability plus interest related to all agreed adjustments for this audit cycle. The IRS also proposed additional adjustments for the 2002-2003 audit cycle including several adjustments to the tax benefits associated with the sale of minority interests in our GMC subsidiary. We believe we have meritorious defenses and intend to vigorously defend our position. Our potential liability for this matter is significant and, notwithstanding our reserves against this potential liability, an unfavorable resolution could have a material adverse impact on our results of operations and cash flows from operations. We do not expect the amount of our tax reserves for these issues to change in the next 12 months. The IRS initiated its audit of our fiscal 2004 through 2006 tax years during the first quarter of fiscal 2008.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007) “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. We are evaluating the impact of SFAS 141R on our results of operations and financial condition.

In December 2007, the FASB approved the issuance of SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010. We are evaluating the impact of SFAS 160 on our results of operations and financial condition.

In June 2007, the FASB approved the issuance of Emerging Issues Task Force Issue (EITF) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have an alternative future use be recognized in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” EITF 07-3 is effective for fiscal years beginning after December 15, 2007, which for us is the first quarter of fiscal 2009. We are evaluating the impact of EITF 07-3 on our results of operations and financial condition.

In June 2007, the FASB approved the issuance of EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. EITF 06-11, which will be effective for us in the first quarter of fiscal 2009, is expected to increase our effective income tax rate by approximately 20 basis points.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. For financial assets and liabilities, this pronouncement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. For non-financial assets and liabilities, it is effective for fiscal years beginning after November 15, 2008, which for us is the first quarter of fiscal 2010. We are evaluating the impact of SFAS 157 on our results of operations and financial condition.

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

Generally Accepted Accounting Principles (GAAP). Guidelines, procedures, and practices that we are required to use in recording and reporting accounting information in our published financial statements.

Goodwill. The difference between the purchase price of acquired companies and the related fair values of net assets acquired.

Hedge accounting. Special accounting for qualifying hedges that allows changes in a hedging instrument’s fair value to offset corresponding changes in the hedged item in the same reporting period. Hedge accounting is permitted for certain hedging instruments and hedged items, only if the hedging relationship is highly effective, and only prospectively from the date a hedging relationship is formally documented.

Interest bearing instruments. Notes payable, long term debt, including current portion, minority interests, cash and cash equivalents and certain interest bearing investments classified within prepaid expenses and other current assets and other assets.

LIBOR. London Interbank Offered Rate.

Minority interests. Preferred stock and interests of subsidiaries held by third parties.

Net price realization. The impact of list and promoted price increases, net of trade and other promotion costs.

Total debt. Notes payable and long-term debt, including current portion.

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

There have been no material changes in our market risk during the six-month period ended November 25, 2007. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 25, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

During our fiscal quarter ended November 25, 2007, we made a change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of fiscal 2008, we finalized the design of, tested, and implemented a new consolidation and financial reporting system.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended November 25, 2007.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)

Aug. 27, 2007- Sep. 30, 2007	45,304	$ 57.56	45,304	45,723,021

Oct. 1, 2007- Oct. 28, 2007	28,959	$ 57.47	28,959	45,694,062

Oct. 29, 2007- Nov. 25, 2007	31,500	$ 57.05	31,500	45,662,562

Total	105,763	$ 57.39	105,763	45,662,562

(a)

The total number of shares purchased includes: (i) 89,100 shares purchased from the ESOP fund of our 401(k) savings plan, and (ii) 16,663 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock. These amounts include 7,000 shares acquired at an average price of $57.10 for which settlement occurred after November 25, 2007.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders was held on September 24, 2007.

(b)	All 13 directors nominated were elected at the Annual Meeting.

(c)	For the election of directors, the results were as follows:

Paul Danos	For	280,570,251
	Against	3,991,796
	Abstain	2,736,672

William T. Esrey	For	276,457,998
	Against	7,881,373
	Abstain	2,959,348

Raymond V. Gilmartin	For	278,737,860
	Against	5,875,543
	Abstain	2,685,316

Judith Richards Hope	For	277,218,605
	Against	7,293,715
	Abstain	2,786,399

Heidi G. Miller	For	157,632,908
	Against	126,093,387
	Abstain	3,572,424

Hilda Ochoa-Brillembourg	For	278,868,332
	Against	5,571,543
	Abstain	2,858,844

Steve Odland	For	280,570,590
	Against	4,005,254
	Abstain	2,722,875

Kendall J. Powell	For	279,073,001
	Against	5,530,391
	Abstain	2,695,327

Michael D. Rose	For	269,341,178
	Against	15,168,847
	Abstain	2,788,694

Robert L. Ryan	For	279,846,138
	Against	4,736,403
	Abstain	2,716,178

Stephen W. Sanger	For	277,238,988
	Against	7,254,588
	Abstain	2,805,143

A. Michael Spence	For	241,217,918
	Against	42,880,192
	Abstain	3,200,609

Dorothy A. Terrell	For	277,743,720
	Against	6,813,841
	Abstain	2,741,158

The appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2008 was ratified:

For:	280,467,174
Against:	4,804,721
Abstain:	2,026,824

The 2007 Stock Compensation Plan was adopted:

For:	193,892,164
Against:	52,280,014
Abstain:	3,106,120
Broker Non-Vote:	38,020,421

Item 6.	Exhibits.

	Exhibit 3.1	By-laws of General Mills, Inc.

	Exhibit 10.1	General Mills, Inc. 2007 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 28, 2007)

Exhibit 10.2

Amendment No. 1, dated as of October 9, 2007, to Five-Year Credit Agreement, dated as of October 21, 2005, among General Mills, Inc., the several financial institutions from time to time party to the agreement and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2007)

Exhibit 10.3

Five-Year Credit Agreement, dated as of October 9, 2007, among General Mills, Inc., the several financial institutions from time to time party to the agreement and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 15, 2007)

	Exhibit 10.4	Amendment to Credit Agreements, dated as of October 31, 2007, among General Mills, Inc., various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent

	Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.

(Registrant)

Date	December 19, 2007	/s/ Siri S. Marshall

Siri S. Marshall
Senior Vice President,
General Counsel and Secretary

Date	December 19, 2007	/s/ Richard O. Lund

Richard O. Lund
Vice President, Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	By-laws of General Mills, Inc.
10.4	Amendment to Credit Agreements, dated as of October 31, 2007, among General Mills, Inc., various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002