Form 10-Q
period 2008-02-24
GENERAL MILLS INC
filed 2008-03-20
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 24, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 001-01185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard	55426
Minneapolis, MN	(Mail: 55440)
(Mail: P.O. Box 1113)	(Zip Code)
(Address of principal executive offices)

(763) 764-7600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of Common Stock outstanding as of March 10, 2008: 335,035,743 (excluding 42,270,921 shares held in the treasury).

General Mills, Inc.

PART I – Financial Information		Page

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and nine-month periods ended February 24, 2008, and February 25, 2007	3
	Consolidated Balance Sheets as of February 24, 2008, and May 27, 2007	4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the nine-month period ended February 24, 2008, and the fiscal year ended May 27, 2007	5
	Consolidated Statements of Cash Flows for the nine-month periods ended February 24, 2008, and February 25, 2007	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

Signatures		39

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Nine-Month Period Ended

	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Net sales	$3,405.6	$3,053.6	$10,181.0	$9,380.6

Cost of sales	2,051.4	1,981.9	6,339.4	5,965.6

Selling, general, and administrative expenses	653.8	584.9	1,926.7	1,765.2

Restructuring, impairment, and other exit costs (income)	5.0	0.7	22.3	(2.3)

Operating profit	695.4	486.1	1,892.6	1,652.1

Interest, net	102.6	106.8	331.8	322.3

Earnings before income taxes and after-tax earnings from joint ventures	592.8	379.3	1,560.8	1,329.8

Income taxes	192.4	127.4	531.0	468.1

After-tax earnings from joint ventures	29.7	15.6	79.7	58.1

Net earnings	$430.1	$267.5	$1,109.5	$919.8

Earnings per share - basic	$1.28	$0.77	$3.32	$2.65

Earnings per share - diluted	$1.23	$0.74	$3.19	$2.55

Dividends per share	$0.39	$0.37	$1.17	$1.07

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	Feb. 24, 2008	May 27, 2007

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$620.4	$417.1
Receivables	1,148.8	952.9
Inventories	1,635.5	1,173.4
Prepaid expenses and other current assets	496.9	443.1
Deferred income taxes	56.7	67.2

Total current assets	3,958.3	3,053.7

Land, buildings, and equipment	2,964.2	3,013.9
Goodwill	6,749.1	6,835.4
Other intangible assets	3,758.1	3,694.0
Other assets	1,837.1	1,586.7

Total assets	$19,266.8	$18,183.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$789.0	$777.9
Current portion of long-term debt	1,578.0	1,734.0
Notes payable	2,434.5	1,254.4
Other current liabilities	1,339.6	2,078.8

Total current liabilities	6,141.1	5,845.1

Long-term debt	3,600.7	3,217.7
Deferred income taxes	1,401.3	1,433.1
Other liabilities	1,954.6	1,229.9

Total liabilities	13,097.7	11,725.8

Minority interests	242.3	1,138.8

Stockholders’ equity:

Common stock, 377.3 and 502.3 shares issued, $0.10 par value	37.7	50.2
Additional paid-in capital	1,129.8	5,841.3
Retained earnings	6,460.2	5,745.3
Common stock in treasury, at cost, shares of 42.3 and 161.7	(1,760.6)	(6,198.0)
Accumulated other comprehensive income (loss)	59.7	(119.7)

Total stockholders’ equity	5,926.8	5,319.1

Total liabilities and equity	$19,266.8	$18,183.7

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	$.10 Par Value Common Stock (One Billion Shares Authorized)

	Issued			Treasury
								Accumulated Other Comprehensive Income (Loss)
In Millions, Except per Share Data	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Unearned Compensation		Total

Balance as of May 28, 2006	502.3	$ 50.2	$ 5,736.6	(145.9)	$ (5,163.0)	$ 5,106.6	$ (83.5)	$ 125.4	$ 5,772.3
Comprehensive income:
Net earnings						1,143.9			1,143.9
Other comprehensive income, net of tax:
Net change on hedge derivatives								22.3	22.3
Foreign currency translation								193.8	193.8
Minimum pension liability adjustment								(20.8)	(20.8)

Other comprehensive income								195.3	195.3
Total comprehensive income									1,339.2

Adoption of SFAS No. 123R			(83.5)				83.5		—
Adoption of SFAS No. 158								(440.4)	(440.4)
Cash dividends declared ($1.44 per share)						(505.2)			(505.2)
Stock compensation plans (includes income tax benefits of $73.1)			164.6	9.5	339.4				504.0
Shares purchased				(25.3)	(1,385.1)				(1,385.1)
Unearned compensation related to restricted stock awards			(95.0)						(95.0)
Issuance of shares to settle conversion on zero coupon debentures, net of tax			(10.7)		10.7
Earned compensation			129.3						129.3

Balance as of May 27, 2007	502.3	50.2	5,841.3	(161.7)	(6,198.0)	5,745.3	—	(119.7)	5,319.1
Comprehensive income:
Net earnings						1,109.5			1,109.5
Other comprehensive income, net of tax:
Net change on hedge derivatives								2.2	2.2
Foreign currency translation								154.6	154.6
Amortization of losses and prior service costs								22.6	22.6

Other comprehensive income								179.4	179.4
Total comprehensive income									1,288.9

Cash dividends declared ($1.17 per share)						(395.0)			(395.0)
Stock compensation plans (includes income tax benefits of $28.3)			127.7	3.9	155.4				283.1
Shares purchased				(23.8)	(1,380.6)				(1,380.6)
Retirement of treasury shares	(125.0)	(12.5)	(5,068.3)	125.0	5,080.8				—
Shares issued under forward purchase contract			168.2	14.3	581.8				750.0
Unearned compensation related to restricted stock awards			(106.5)						(106.5)
Adoption of FIN 48			57.8			8.4			66.2
Capital appreciation paid to holders of Series B-1 limited membership interests in General Mills Cereals, LLC						(8.0)			(8.0)
Earned compensation			109.6						109.6

Balance as of February 24, 2008	377.3	$ 37.7	$ 1,129.8	(42.3)	$ (1,760.6)	$ 6,460.2	$ —	$ 59.7	$ 5,926.8

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Nine-Month Period Ended

	Feb. 24, 2008	Feb. 25, 2007

Cash Flows - Operating Activities
Net earnings	$1,109.5	$919.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	348.7	313.0
After-tax earnings from joint ventures	(79.7)	(58.1)
Stock-based compensation	109.6	104.7
Deferred income taxes	(28.0)	13.1
Distributions of earnings from joint ventures	50.1	17.7
Pension, other postretirement, and postemployment benefit costs	(20.7)	(20.2)
Restructuring, impairment, and other exit costs (income)	7.8	(2.3)
Changes in current assets and liabilities	(536.8)	(124.3)
Other, net	(46.6)	(12.4)

Net cash provided by operating activities	913.9	1,151.0

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(299.2)	(248.7)
Acquisitions	1.4	(81.7)
Investments in affiliates, net	5.3	(108.1)
Proceeds from sale of marketable securities, net of purchases	—	0.3
Proceeds from disposal of land, buildings, and equipment	11.7	13.9
Proceeds from disposal of businesses	—	12.3
Other, net	(13.2)	(2.9)

Net cash used by investing activities	(294.0)	(414.9)

Cash Flows - Financing Activities
Change in notes payable	1,171.4	655.5
Issuance of long-term debt	700.0	1,500.0
Payment of long-term debt	(480.0)	(2,049.0)
Settlement of Lehman Brothers forward purchase contract	750.0	—
Repurchase of Series B-1 limited membership interests in
General Mills Cereals, LLC (GMC)	(843.0)	—
Repurchase of General Mills Capital, Inc. preferred stock	(150.0)	—
Proceeds from sale of Class A limited membership interests in GMC	92.3	—
Common stock issued	111.5	217.1
Tax benefit on exercised options	28.3	47.1
Purchases of common stock for treasury	(1,428.6)	(895.2)
Dividends paid	(395.0)	(376.7)
Other, net	(3.8)	(8.2)

Net cash used by financing activities	(446.9)	(909.4)

Effect of exchange rate changes on cash and cash equivalents	30.3	1.6

Increase (decrease) in cash and cash equivalents	203.3	(171.7)

Cash and cash equivalents - beginning of year	417.1	647.4

Cash and cash equivalents - end of period	$620.4	$475.7

Cash Flow from Changes in Current Assets and Liabilities
Receivables	$(165.3)	$(129.3)
Inventories	(442.9)	(175.0)
Prepaid expenses and other current assets	(48.7)	9.0
Accounts payable	6.7	(55.9)
Other current liabilities	113.4	226.9

Changes in current assets and liabilities	$(536.8)	$(124.3)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarterly and nine-month periods ended February 24, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2008.

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

(2) Acquisitions and Divestitures

During the third quarter of fiscal 2008, the 8th Continent soymilk business was sold. Our 50 percent share of the after-tax gain on the sale was $2.2 million. During the third quarter, we recognized $1.7 million of this gain in after-tax earnings from joint ventures. We will record an additional after-tax gain of up to $0.5 million in the first quarter of fiscal 2010 if certain conditions are satisfied.

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

During the first quarter of fiscal 2007, our Cereal Partners Worldwide (CPW) joint venture acquired the Uncle Tobys cereal business in Australia for $385.6 million. We funded our 50 percent share of the purchase price by making additional advances to and equity contributions in CPW totaling $135.1 million (classified as investments in affiliates, net, on the Consolidated Statements of Cash Flows) and by acquiring a 50 percent beneficial interest in certain intellectual property for $57.7 million (classified as acquisitions on the Consolidated Statements of Cash Flows). During the nine-month period ended February 24, 2008, we completed the allocation of our purchase price and reclassified $16.3 million from goodwill to other intangible assets on our Consolidated Balance Sheets. We also sold our par-baked bread product line, including plants in Chelsea, Massachusetts and Tempe, Arizona, and recorded a $5.9 million loss on the sale, including the write-off of $6.2 million of goodwill, in restructuring, impairment, and other exit costs during the nine-month period ended February 25, 2007.

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring, impairment, and other exit costs (income) were as follows:

	Quarter Ended		Nine-Month Period Ended

Expense (income), in millions	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Closure of Poplar, Wisconsin plant	$—	$—	$2.7	$—
Closure of Allentown, Pennsylvania frozen waffle plant	0.7	—	10.8	—
Closure of Trenton, Ontario frozen dough plant	1.3	—	9.8	—
Restructuring of production scheduling and discontinuation of cake products line at Chanhassen, Minnesota plant	—	—	3.0	—
Gain on sale of previously closed Vallejo, California plant		—	(7.1)	—
Gain on sale of previously closed plant in San Adrian, Spain	—	0.5	—	(8.1)
Impairment of long-lived assets and write off of associated goodwill related to par-baked bread line, including its plants in Chelsea, Massachusetts and Tempe, Arizona	—	—	—	5.9
Charges associated with restructuring actions previously announced	3.0	0.2	3.1	(0.1)

Total	$5.0	$0.7	$22.3	$(2.3)

During the third quarter of fiscal 2008, we recorded an additional charge of $2.8 million related to previously announced Bakeries and Foodservice segment restructuring actions. This amount consisted entirely of employee severance for 38 employees.

During the nine-month period ended February 24, 2008, we took additional restructuring actions beyond the item described above. We approved a plan to transfer Old El Paso production from our Poplar, Wisconsin facility to other plants and close the Poplar facility to improve capacity utilization and reduce costs. This action affects 113 employees at the Poplar facility and resulted in a charge of $2.7 million consisting entirely of employee severance. Due to declining financial results, we decided to exit our frozen waffle product line (retail and foodservice) and to close our frozen waffle plant in Allentown, Pennsylvania, affecting 111 employees. We recorded a charge of $10.8 million related to this closure, consisting mainly of $3.9 million of employee severance and a $6.2 million non-cash impairment charge against long-lived assets at the plant. We also completed an analysis of the viability of our Bakeries and Foodservice frozen dough facility in Trenton, Ontario, and decided to close the facility, affecting 470 employees. We recorded a $9.8 million charge largely for employee severance expenses and curtailment charges associated with a defined benefit pension plan. These actions, including the anticipated timing of the disposition of the plants we will close, are expected to be completed by February 28, 2009. We also restructured our production scheduling and discontinued our cake product line at our Chanhassen, Minnesota Bakeries and Foodservice plant. These actions affected 125 employees, and we recorded a charge for employee severance of $3.0 million. These actions are expected to be completed by the end of fiscal 2008.

Collectively, the charges we expect to incur with respect to these fiscal 2008 restructuring actions total approximately $73.0 million, of which approximately $50.0 million is expected to be recognized in fiscal 2008. This includes a $17.4 million non-cash charge related to accelerated depreciation on long-lived assets at our Trenton, Ontario plant. The accelerated depreciation charge is recorded in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate expenses in our segment results.

During the nine-month period ended February 24, 2008, we sold our previously closed Vallejo, California plant and received $10.6 million in proceeds.

In the nine-month period ended February 25, 2007, we sold our previously closed plant in San Adrian, Spain, for proceeds of $9.5 million. We also received net proceeds of $11.7 million from the divestiture of our par-baked bread product line.

(4) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during fiscal 2008 were as follows:

In millions	U.S. Retail	International	Bakeries and Foodservice	Joint Ventures	Total

Balance as of May 27, 2007	$5,202.9	$142.2	$981.8	$508.5	$6,835.4
Finalization of purchase accounting	—	(0.3)	—	(16.3)	(16.6)
Adoption of FIN 48	(110.9)	(10.6)	(30.4)	—	(151.9)
Other activity, primarily foreign currency translation	16.8	10.1	4.7	50.6	82.2

Balance as of Feb. 24, 2008	$5,108.8	$141.4	$956.1	$542.8	$6,749.1

The changes in the carrying amount of other intangible assets during fiscal 2008 were as follows:

In millions	U.S. Retail	International	Joint Ventures	Total

Balance as of May 27, 2007	$3,175.2	$460.9	$57.9	$3,694.0
Finalization of purchase accounting	—	14.7	16.3	31.0
Other activity, primarily foreign currency translation	—	28.3	4.8	33.1

Balance as of Feb. 24, 2008	$3,175.2	$503.9	$79.0	$3,758.1

(5) Inventories

The components of inventories were as follows:

In millions	Feb. 24, 2008	May 27, 2007

Raw materials and packaging	$262.9	$242.1
Finished goods	1,066.6	898.0
Grain	437.7	111.4
Excess of FIFO or weighted-average cost over LIFO cost	(131.7)	(78.1)

Total	$1,635.5	$1,173.4

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

Pursuant to this policy, unallocated corporate expenses for the quarter and nine-month period ended February 24, 2008 included:

	Quarter Ended	Nine-Month Period Ended

In millions	Feb. 24, 2008	Feb. 24, 2008

Mark-to-market net gains on commodity derivative positions, primarily from agricultural derivatives	$103.8	$145.9
Net realized gains on hedge positions reclassified to segment operating profit, primarily agricultural derivatives	(16.6)	(46.6)

Net gain recognized in unallocated corporate expenses	$87.2	$99.3

(7) Debt

The components of notes payable were as follows:

In millions	Feb. 24, 2008	May 27, 2007

U.S. commercial paper	$768.1	$476.9
Euro commercial paper	1,529.7	639.0
Financial institutions	136.7	138.5

Total	$2,434.5	$1,254.4

Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.9 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of February 24, 2008, we did not have any outstanding borrowings under these agreements.

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

On October 9, 2007, we entered into a new five-year credit agreement with an initial aggregate revolving commitment of $1.9 billion which is scheduled to expire in October 2012. Concurrent with the execution of the new credit agreement, we terminated our five-year credit agreement dated January 20, 2004, which provided $750.0 million of revolving credit and was scheduled to expire in January 2009, and our amended and restated credit agreement dated October 17, 2006, which provided $1.1 billion of revolving credit and was scheduled to expire in October 2007.

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

On March 17, 2008, we completed the sale of $750.0 million of 5.2 percent fixed-rate notes due March 17, 2015. The proceeds of the notes were used to repay outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. The notes may be redeemed at our option at any time for a specified make-whole amount. The notes are senior unsecured, unsubordinated obligations and contain a change of control provision, as defined in the instruments governing the notes.

Our credit facilities and certain of our long-term debt agreements contain restrictive covenants. As of February 24, 2008, we were in compliance with all of these covenants.

(8) Minority Interests

On August 7, 2007, we repurchased for a net amount of $843.0 million all of the outstanding Series B-1 limited membership interests (Series B-1 Interests) previously issued by our subsidiary General Mills Cereals, LLC (GMC) as part of a required remarketing of those interests. The purchase price reflected the Series B-1 Interests’ original capital account balance of $835.0 million and $8.0 million of capital account appreciation attributable and paid to the third party holder of the Series B-1 Interests. The capital appreciation paid to the third party holder of the Series B-1 Interests was recorded as a reduction to retained earnings, a component of stockholders' equity, on the Consolidated Balance Sheets, and reduced net earnings available to common stockholders in our basic and diluted earnings per share (EPS) calculations. We used commercial paper to fund the repurchase.

We and the third party holder of all of GMC’s outstanding Class A limited membership interests (Class A Interests) agreed to reset, effective on June 28, 2007, the preferred rate of return applicable to the Class A Interests to the sum of 3 month LIBOR plus 65 basis points. On June 28, 2007, we also sold $92.3 million of additional Class A Interests to the same third party. There was no gain or loss associated with these transactions. As of February 24, 2008, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $242.3 million, and the capital account balance of the Class A Interests, upon which preferred distributions are calculated, was $248.1 million.

On June 28, 2007, we repurchased for $150.0 million all of the outstanding Series A preferred stock of our subsidiary General Mills Capital, Inc. using proceeds from the sale of the Class A Interests and commercial paper. There was no gain or loss associated with this repurchase.

Our minority interests contain restrictive covenants. As of February 24, 2008, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following table provides detail of total comprehensive income:

	Quarter Ended			Quarter Ended

	Feb. 24, 2008			Feb. 25, 2007

In millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$430.1			$267.5

Other comprehensive income (loss):
Foreign currency translation adjustments	$4.3	$—	$4.3	$142.3	$—	$142.3
Minimum pension liability	—	—	—	—	—	—
Other fair value changes:
Securities	3.2	(1.1)	2.1	0.3	(0.1)	0.2
Hedge derivatives	11.7	(3.8)	7.9	32.2	(11.5)	20.7
Reclassification to earnings:
Hedge derivatives	(21.5)	8.0	(13.5)	8.0	(2.9)	5.1
Amortization of losses and prior service costs	12.1	(4.2)	7.9	—	—	—

Other comprehensive income	$9.8	$(1.1)	$8.7	$182.8	$(14.5)	$168.3

Total comprehensive income			$438.8			$435.8

	Nine-Month Period Ended			Nine-Month Period Ended

	Feb. 24, 2008			Feb. 25, 2007

In millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$1,109.5			$919.8

Other comprehensive income (loss):
Foreign currency translation adjustments	$154.6	$—	$154.6	$115.1	$—	$115.1
Minimum pension liability	—	—	—	(4.7)	1.6	(3.1)
Other fair value changes:
Securities	2.2	(0.8)	1.4	1.4	(0.5)	0.9
Hedge derivatives	50.2	(17.7)	32.5	16.0	(6.2)	9.8
Reclassification to earnings:
Hedge derivatives	(49.8)	18.1	(31.7)	26.2	(9.6)	16.6
Amortization of losses and prior service costs	35.2	(12.6)	22.6	—	—	—

Other comprehensive income	$192.4	$(13.0)	$179.4	$154.0	$(14.7)	$139.3

Total comprehensive income			$1,288.9			$1,059.1

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows:

In millions	Feb. 24, 2008	May 27, 2007

Foreign currency translation adjustments	$556.7	$402.1
Unrealized gain (loss) from:
Securities	5.3	3.9
Hedge derivatives	(35.7)	(36.5)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(429.8)	(448.5)
Prior service costs	(36.8)	(40.7)

Accumulated other comprehensive income (loss)	$59.7	$(119.7)

On December 10, 2007, our Board of Directors approved the retirement of 125.0 million shares of common stock in treasury effective December 10, 2007. This action reduced common stock by $12.5 million, reduced additional paid-in capital by $5,068.3 million, and reduced common stock in treasury by $5,080.8 million on our Consolidated Balance Sheets.

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 58 to 60 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

On September 24, 2007, our stockholders approved the General Mills, Inc. 2007 Stock Compensation Plan, replacing the General Mills, Inc. 2005 Stock Compensation Plan. No additional shares may be issued under the 2005 Plan. A description of the 2007 Plan can be found in our Proxy Statement for the 2007 Annual Meeting filed with the Securities and Exchange Commission (SEC) on August 14, 2007.

Compensation expense related to stock-based payments recognized in selling, general, and administrative expenses in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Nine-Month Period Ended

In millions	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Compensation expense related to stock-based payments	$23.0	$23.9	$109.6	$104.7

As of February 24, 2008, unrecognized compensation expense related to non-vested stock options and restricted stock units was $200.2 million. This expense will be recognized over 25 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month Period Ended

In millions	Feb. 24, 2008	Feb. 25, 2007

Net cash proceeds	$112.2	$225.7
Intrinsic value of options exercised	$64.1	$121.6

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended

	Feb. 24, 2008	Feb. 25, 2007

Estimated fair values of stock options granted	$10.56	$10.74
Assumptions:
Risk-free interest rate	5.1%	5.3%
Expected term	8.5 years	8.0 years
Expected volatility	15.6%	19.7%
Dividend yield	2.7%	2.8%

Information on stock option activity follows:

	Shares (thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (millions)

Outstanding as of May 27, 2007	53,773.2	$43.09
Granted	5,489.3	58.77
Exercised	(3,169.9)	37.93
Forfeited or expired	(112.0)	50.38

Outstanding as of Feb. 24, 2008	55,980.6	44.91	4.65	$681.5

Exercisable as of Feb. 24, 2008	41,158.7	$42.07	3.31	$610.4

Information on restricted stock unit activity follows:

	Units (thousands)	Weighted- average grant-date fair value

Non-vested as of May 27, 2007	$4,785.9	$48.74
Granted	1,923.4	58.62
Vested	(1,310.8)	46.61
Forfeited	(143.8)	51.69

Non-vested as of Feb. 24, 2008	$5,254.7	$52.80

The total grant-date fair value of restricted stock unit awards that vested in the nine-month period ended February 24, 2008, was $61.1 million. The total grant-date fair value of restricted stock unit awards that vested in the nine-month period ended February 25, 2007, was $20.9 million.

(11) Earnings Per Share

Basic and diluted EPS were calculated using the following:

	Quarter Ended		Nine-Month Period Ended

In millions, except per share data	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Net earnings - as reported	$430.1	$267.5	$1,109.5	$919.8
Capital appreciation paid on Series B-1interests in GMC (a)	—	—	(8.0)	—

Net earnings for basic and diluted EPS calculations	$430.1	$267.5	$1,101.5	$919.8

Average number of common shares - basic EPS	337.0	345.3	331.7	347.1
Incremental share effect from:
Stock options (b)	10.1	11.1	10.6	10.3
Restricted stock, restricted stock units, and other (b)	2.6	2.3	2.7	1.9
Forward purchase contract (c)	—	1.2	0.7	0.8

Average number of common shares - diluted EPS	349.7	359.9	345.7	360.1

Earnings per share - basic	$1.28	$0.77	$3.32	$2.65
Earnings per share - diluted	$1.23	$0.74	$3.19	$2.55

(a)	See Note 8.

(b)

Incremental shares from stock options, restricted stock, and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Nine-Month Period Ended

In millions	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Anti-dilutive stock options and restricted stock units	5.7	5.3	5.1	7.1

(c)	On October 15, 2007, we settled the forward purchase contract with Lehman Brothers by issuing 14.3 million shares of common stock.

(12) Share Repurchases

During the third quarter of fiscal 2008, we repurchased 2.8 million shares of common stock for $154.1 million. In the nine-month period ended February 24, 2008, we repurchased 23.8 million shares of common stock for $1,380.6 million.

During the third quarter of fiscal 2007, we repurchased 0.1 million shares of common stock for $5.3 million. In the nine-month period ended February 25, 2007, we repurchased 17.2 million shares of common stock for $896.5 million.

(13) Interest, Net

The components of interest, including distributions to minority interest holders, net were as follows:

	Quarter Ended		Nine-Month Period Ended

Expense (income), in millions	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Interest expense	$107.4	$99.8	$334.8	$296.5
Distributions paid on preferred stock and interests of subsidiaries	3.5	15.9	19.7	47.6
Capitalized interest	(1.2)	(0.4)	(3.6)	(1.5)
Interest income	(7.1)	(8.5)	(19.1)	(20.3)

Interest, net	$102.6	$106.8	$331.8	$322.3

(14) Statements of Cash Flows

During the nine-month period ended February 24, 2008, we made cash interest payments of $362.5 million, compared to $348.4 million in the same period last year. In the nine-month period ended February 24, 2008, we made tax payments of $391.6 million, compared to $289.8 million in the same period last year. The increase in cash taxes paid is primarily driven by the increase in earnings in the first nine months of fiscal 2008 versus the same period in fiscal 2007, and cash tax payments to settle various prior year income tax matters arising from Internal Revenue Service (IRS) and related audits.

(15) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment (income) expense for each fiscal period were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans

	Quarter Ended		Quarter Ended		Quarter Ended

In millions	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Service cost	$20.0	$18.1	$4.1	$4.1	$1.5	$1.2
Interest cost	49.2	46.3	14.7	14.6	1.0	1.0
Expected return on plan assets	(90.2)	(83.1)	(7.6)	(6.8)	—	—
Amortization of losses (gains)	5.7	2.9	3.8	3.9	(0.1)	(0.1)
Amortization of prior service costs (credits)	1.9	1.9	(0.3)	(0.4)	0.6	0.6
Other adjustments	—	0.2	—	—	(1.8)	5.0

Net (income) expense	$(13.4)	$(13.7)	$14.7	$15.4	$1.2	$7.7

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans

	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended

In millions	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Service cost	$60.0	$54.7	$12.3	$12.3	$3.9	$3.6
Interest cost	147.4	139.1	44.1	43.7	2.8	3.0
Expected return on plan assets	(270.4)	(250.7)	(22.8)	(20.4)	—	—
Amortization of losses (gains)	17.2	9.1	11.5	11.7	(0.2)	(0.2)
Amortization of prior service costs (credits)	5.7	5.9	(1.1)	(1.2)	1.6	1.6
Other adjustments	—	0.3	—	—	4.9	15.0

Net (income) expense	$(40.1)	$(41.6)	$44.0	$46.1	$13.0	$23.0

(16) Income Taxes

Effective Tax Rate

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. The effective tax rate for the third quarter of fiscal 2008 was 32.5 percent compared to 33.6 percent for the third quarter of fiscal 2007. The 1.1 percentage point decrease in the effective tax rate is primarily due to a favorable U.S. Federal District Court decision on an uncertain tax matter, which more than offset an increase in the rate as more income was earned in higher tax jurisdictions. The IRS has appealed the District Court decision, and accordingly, its ultimate resolution is subject to change.

The effective tax rate for the nine-month period ended February 24, 2008 was 34.0 percent compared to 35.2 percent for the same period of fiscal 2007. The 1.2 percentage point decrease in the effective tax rate is primarily the result of the favorable District Court decision discussed in the preceding paragraph.

Uncertain Tax Positions

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (FIN 48) as of the beginning of fiscal 2008. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 requires us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

As a result of adoption, we recorded a $218.1 million reduction to accrued tax liabilities, a $151.9 reduction to goodwill, a $57.8 million increase to additional paid in capital and an $8.4 million increase to retained earnings at the beginning of fiscal 2008.

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the nine-month period ended February 24, 2008. Approximately $152.2 million of this total represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because the majority of the liabilities below are the result of acquisition-related tax contingencies. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

In Millions

Balance as of May 28, 2007	$464.9
Tax positions related to current year:
Additions	43.7
Reductions	—
Tax positions related to prior years:
Additions	37.3
Reductions	(24.7)
Settlements	—
Lapses in statutes of limitations	(7.6)

Balance as of Feb. 24, 2008	$513.6

As of February 24, 2008, we have classified approximately $0.3 million of the unrecognized tax benefits as a current liability as these amounts are expected to be paid within the next 12 months. The remaining amount of our unrecognized tax liability was classified in other noncurrent liabilities.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the nine-month period ended February 24, 2008, we recognized a net $18.2 million of tax-related interest expense and penalties, and had $101.6 million of accrued interest and penalties at February 24, 2008.

We do not expect any significant changes to the estimated amount of liability associated with our uncertain tax positions that arose prior to fiscal 2008, other than the payment of the amount noted above which is identified as a current liability.

Annually we file more than 350 income tax returns in approximately 100 global taxing jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. With one exception, we are no longer subject to U.S. federal examinations by the IRS for fiscal years before 2002. During the third quarter of fiscal 2008, we received a favorable District Court decision on an uncertain tax matter related to the fiscal years prior to 2002 and reduced our liability for uncertain tax positions by $19.8 million. The IRS has appealed the District Court decision, and accordingly, its ultimate resolution is subject to change. During the third quarter we also concluded various matters for fiscal years 1998-2001 which included a payment of $31.7 million. The IRS recently concluded field examinations for our 2002 and 2003 fiscal years. A payment of $24.8 million was made during the first quarter of fiscal 2008 to cover the additional tax liability plus interest related to all agreed adjustments for this audit cycle. The IRS also proposed additional adjustments for the 2002-2003 audit cycle including several adjustments to the tax benefits associated with the sale of minority interests in our GMC subsidiary. We believe we have meritorious defenses and intend to vigorously defend our position. Our potential liability for this matter is significant and, notwithstanding our reserves against this potential liability, an unfavorable resolution could have a material adverse impact on our results of operations and cash flows from operations. The IRS initiated its audit of our fiscal 2004 through 2006 tax years during the first quarter of fiscal 2008.

We do not expect that the amount of our tax reserves will change in the next 12 months other than the payment of the amount noted above which is identified as a current liability.

Various examinations by United States state taxing authorities could be conducted for any open tax year, which vary by jurisdiction, but are generally from 3 to 5 years. Currently, several state examinations are in progress. The Canada Revenue Agency is conducting an audit of our income tax returns in Canada for fiscal years 2003 (which corresponds to our earliest tax year still open for examination) through 2005. We do not anticipate that any United States state tax or Canadian tax adjustments will have a significant impact on our financial position, cash flows, or results of operations.

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

Operating profit for these segments excludes unallocated corporate items (variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, all stock compensation costs, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance, including gains and losses arising from the revaluation of our grain inventories and gains and losses from commodity derivatives entered into after May 27, 2007, until passed back to our operating segments in accordance with our internal hedge documentation as discussed in Note 6), and restructuring, impairment, and other exit costs. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment. Our operating segment results were as follows:

	Quarter Ended		Nine-Month Period Ended

In millions	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Net sales:
U.S. Retail	$2,300.8	$2,107.7	$6,853.5	$6,459.4
International	612.8	509.8	1,877.9	1,560.0
Bakeries and Foodservice	492.0	436.1	1,449.6	1,361.2

Total	$3,405.6	$3,053.6	$10,181.0	$9,380.6

Operating profit:
U.S. Retail	$486.2	$447.0	$1,543.3	$1,489.9
International	52.2	42.2	207.5	160.0
Bakeries and Foodservice	56.1	33.4	138.1	118.5

Total segment operating profit	594.5	522.6	1,888.9	1,768.4

Unallocated corporate items	(105.9)	35.8	(26.0)	118.6
Restructuring, impairment, and other exit costs (income)	5.0	0.7	22.3	(2.3)

Operating profit	$695.4	$486.1	$1,892.6	$1,652.1

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

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in a glossary on pages 34-35 of this report.

CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter Results

For the third quarter of fiscal 2008, we reported diluted earnings per share of $1.23, up 66.2 percent from $0.74 per share earned in the same period last year. Net earnings were $430.1 million in the quarter, up 60.8 percent from $267.5 million last year. Net sales grew 11.5 percent to $3,405.6 million and total segment operating profit of $594.5 million was 13.8 percent higher than $522.6 million in the third quarter of fiscal 2007. (See page 34 for a discussion of this measure not defined by generally accepted accounting principles (GAAP)).

Net sales growth of 11.5 points for the third quarter of fiscal 2008 was the result of 6.1 points of combined segment volume growth, 3.7 points of growth from net price realization and product mix, and 1.7 points of favorable foreign currency exchange. Pricing actions driven by higher input costs contributed to the growth in net sales. We voluntarily recalled one flavor of Progresso soup during the third quarter of fiscal 2008. The recall did not significantly impact our net sales for the quarter.

Components of net sales growth Third quarter of fiscal 2008 vs. third quarter of fiscal 2007	U.S. Retail	International	Bakeries and Foodservice	Combined Segments

Volume growth (a)	7.8 pts	4.4 pts	Flat	6.1 pts
Net price realization and product mix	1.4 pts	5.5 pts	12.8 pts	3.7 pts
Foreign currency exchange	NA	10.3 pts	NA	1.7 pts

Net sales growth	9.2 pts	20.2 pts	12.8 pts	11.5 pts

(a) Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $69.5 million from the third quarter of fiscal 2007 to $2,051.4 million. Higher volume drove $102.2 million of this increase. Higher input costs and changes in mix increased cost of sales by $132.9 million. We recorded $103.8 million of mark-to-market net gains on our commodity derivatives in the third quarter of fiscal 2008 according to our policy described in Note 6 on page 10. Of these net gains, $87.2 million relate to hedges on open commodity positions that will mitigate future input cost inflation. We recorded a $64.0 million gain from the revaluation of our grain inventories to market. In addition, our La Salteña pasta manufacturing plant in Argentina was destroyed by a fire during the third quarter of fiscal 2008, resulting in the write off of $8.2 million of property, plant, and equipment, and $2.7 million of inventory. We also recorded $5.4 million of severance expense related to this event. These costs were partially offset by $15.0 million of insurance recovery proceeds.

Selling, general, and administrative (SG&A) expenses were up $68.9 million in the third quarter of fiscal 2008 versus the same period in fiscal 2007. SG&A expense as a percent of net sales in fiscal 2008 was flat compared with fiscal 2007. The increase in SG&A expense was primarily driven by a 12.6 percent increase in consumer marketing expense.

Restructuring, impairment, and other exit costs (income) were $5.0 million of expense for the third quarter of fiscal 2008 and $0.7 million of expense for the same period of fiscal 2007, comprised of the following:

	Quarter Ended

In millions	Feb. 24, 2008	Feb. 25, 2007

Closure of Allentown, Pennsylvania frozen waffle plant	$0.7	$—
Closure of Trenton, Ontario frozen dough plant	1.3	—
Expense related to sale of previously closed plant in San Adrian, Spain	—	0.5
Charges associated with restructuring actions previously announced	3.0	0.2

Total	$5.0	$0.7

During the third quarter of fiscal 2008, we recorded an additional charge of $2.8 million related to previously announced Bakeries and Foodservice segment restructuring actions. This amount consisted entirely of employee severance for 38 employees.

Interest, net for the third quarter of fiscal 2008 totaled $102.6 million, a $4.2 million decrease from the same period of fiscal 2007. Average interest bearing instruments increased $164.0 million leading to a $2.6 million increase in net interest, while average interest rates decreased 40 basis points generating a $6.8 million decrease in net interest. Average debt balances increased due to higher working capital requirements.

The effective tax rate for the third quarter of fiscal 2008 was 32.5 percent compared to 33.6 percent for the third quarter of fiscal 2007. The 1.1 percentage point decrease in the effective tax rate is primarily due to a favorable U.S. Federal District Court decision on an uncertain tax matter, which more than offset an increase in the rate as more income was earned in higher tax jurisdictions. The Internal Revenue Service (IRS) has appealed the District Court decision, and accordingly, its ultimate resolution is subject to change.

After-tax earnings from joint ventures increased $14.1 million from the third quarter of fiscal 2007, to $29.7 million. Net sales for Cereal Partners Worldwide (CPW) increased 21.4 percent driven by higher volume. CPW recorded a gain related to a previously announced restructuring action, primarily related to the sale of a manufacturing facility during the third quarter. Our after-tax share of that net gain was $14.2 million. In addition, CPW recorded new restructuring and impairment charges during the third quarter. Our after-tax share of those charges was $3.1 million of expense. Net sales for our Häagen-Dazs ice cream joint ventures in Asia grew 9.9 percent as an increase in sales volume was partially offset by unfavorable foreign exchange. During the third quarter, the 8th Continent soy milk business was sold. Our 50 percent share of the after-tax gain on the sale was $2.2 million of which $1.7 million was recorded in the third quarter. We will record an additional gain in the first quarter of fiscal 2010 if certain conditions related to the sale are satisfied.

Average diluted shares outstanding decreased by 10.2 million in the third quarter of fiscal 2008 from the same period a year ago due primarily to the repurchase of 32.0 million shares of our common stock since the end of the third quarter of fiscal 2007. This was partially offset by the issuance of 14.3 million shares in the second quarter of fiscal 2008 to settle the forward contract with Lehman Brothers Holdings, Inc. (Lehman Brothers), the issuance of shares upon stock option exercises, the issuance of annual stock awards, and the vesting of restricted stock units.

Nine-month Results

For the nine-month period ended February 24, 2008, we reported diluted earnings per share of $3.19, up 25.1 percent from $2.55 per share earned in the same period last year. Net earnings were $1,109.5 million, up 20.6 percent from $919.8 million last year. Net sales for the nine-month period grew 8.5 percent to $10.2 billion and total segment operating profit increased 6.8 percent to $1,888.9 million (see page 34 for a discussion of this measure not defined by GAAP).

Net sales growth during the nine-month period ended February 24, 2008, was the result of 2.7 points of combined segment volume growth, 4.3 points of growth from net price realization and product mix, and 1.5 points of favorable foreign currency exchange. We recorded volume growth in our U.S. Retail and International operating segments, while Bakeries and Foodservice volumes declined, including the effects of divested product lines in fiscal 2007. During the second quarter of fiscal 2008, we voluntarily recalled all pepperoni varieties of Totino’s and Jeno’s frozen pizzas manufactured on or before October 30, 2007 due to potential contamination. This recall and the third-quarter soup recall described on page 21 did not significantly impact our net sales for the nine-month period ended February 24, 2008.

Components of net sales growth Nine-month period ended Feb. 24, 2008 vs. nine-month period ended Feb. 25, 2007	U.S. Retail	International	Bakeries and Foodservice	Combined Segments

Volume growth (a)	2.7 pts	7.0 pts	-2.0 pts	2.7 pts
Net price realization and product mix	3.4 pts	4.6 pts	8.5 pts	4.3 pts
Foreign currency exchange	NA	8.8 pts	NA	1.5 pts

Net sales growth	6.1 pts	20.4 pts	6.5 pts	8.5 pts

(a) Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $373.8 million from the nine-month period ended February 25, 2007, to $6,339.4 million. Higher volume drove $153.0 million of this increase. Higher input costs and changes in mix increased cost of sales by $397.0 million. We recorded $145.9 million of mark-to-market net gains on our commodity derivatives in the nine-month period ended February 24, 2008 according to our policy described in Note 6 on page 10. Of these net gains, $99.3 million relate to hedges on open commodity positions that will mitigate future input cost inflation. We also recorded a $68.8 million gain from the revaluation of our grain inventories to market. In addition, we recorded $17.4 million of accelerated depreciation on long-lived assets associated with our previously announced restructuring action at our plant in Trenton, Ontario. During the third quarter, our La Salteña pasta manufacturing plant in Argentina was destroyed by a fire resulting in the write off of $8.2 million of property, plant, and equipment and $2.7 million of inventory. We also recorded $5.4 million in severance expense related to this event. These costs were offset by $15.0 million of insurance recovery proceeds. Cost of sales through nine months also include $21.0 million of costs, including product write offs, logistics, and other costs, related to the voluntary frozen pizza and soup recalls.

SG&A expenses were up $161.5 million in the nine-month period ended February 24, 2008, versus the same period in fiscal 2007. SG&A expenses as a percent of net sales in fiscal 2008 increased 10 basis points from fiscal 2007 to 18.9 percent. This increase was primarily driven by an 11.2 percent increase in consumer marketing expense and $10.9 million of costs associated with the remarketing of the Class A and Series B-1 Interests of our subsidiary General Mills Cereals, LLC (GMC).

Restructuring, impairment, and other exit costs (income) were $22.3 million of expense for the nine-month period ended February 24, 2008, and $2.3 million of income for the same period last year, comprised of the following:

	Nine-Month Period Ended

Expense (income), in millions	Feb. 24, 2008	Feb. 25, 2007

Closure of Poplar, Wisconsin plant	$2.7	$—
Closure of Allentown, Pennsylvania frozen waffle plant	10.8	—
Closure of Trenton, Ontario frozen dough plant	9.8	—
Restructuring of production scheduling and discontinuation of cake products line at Chanhassen, Minnesota plant	3.0	—
Gain on sale of previously closed Vallejo, California plant	(7.1)	—
Gain on sale of previously closed plant in San Adrian, Spain	—	(8.1)
Impairment of long-lived assets and write off of associated goodwill related to par-baked bread line, including its plants in Chelsea, Massachusetts and Tempe, Arizona	—	5.9
Charges associated with restructuring actions previously announced	3.1	(0.1)

Total	$22.3	$(2.3)

During the nine-month period ended February 24, 2008, we took additional restructuring actions beyond the items described in our Third Quarter Results section on page 22. We approved a plan to transfer Old El Paso production from our Poplar, Wisconsin facility to other plants and close the Poplar facility to improve capacity utilization and reduce costs. This action affects 113 employees at the Poplar facility, and resulted in a charge of $2.7 million consisting entirely of employee severance. Due to declining financial results, we decided to exit our frozen waffle product line (retail and foodservice) and close our frozen waffle plant in Allentown, Pennsylvania, affecting 111 employees. We recorded a charge of $10.8 million related to this closure, consisting mainly of $3.9 million of employee severance and a $6.2 million non-cash impairment charge against long-lived assets at the plant. We also completed an analysis of the viability of our Bakeries and Foodservice frozen dough facility in Trenton, Ontario, and decided to close the facility, affecting 470 employees. We recorded a $9.8 million charge largely for employee severance expenses and curtailment charges associated with a defined benefit pension plan. These actions, including the anticipated timing of the disposition of the plants we will close, are expected to be completed by February 28, 2009. We also restructured our production scheduling and discontinued our cake product line at our Chanhassen, Minnesota Bakeries and Foodservice plant. These actions affected 125 employees, and we recorded a charge for employee severance of $3.0 million. These actions are expected to be completed by the end of fiscal 2008.

Collectively, the charges we expect to incur with respect to these fiscal 2008 restructuring actions total approximately $73.0 million, of which $50.0 million is expected to be recognized in fiscal 2008. This includes a $17.4 million non-cash charge related to accelerated depreciation on long-lived assets at our Trenton, Ontario plant. The accelerated depreciation charge is recorded in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate expenses in our segment results.

During the nine-month period ended February 24, 2008, we sold our previously closed Vallejo, California plant and received $10.6 million in proceeds.

In the nine-month period ended February 25, 2007, we sold our previously closed plant in San Adrian, Spain for proceeds of $9.5 million. We also received net proceeds of $11.7 million from the divestiture of our par-baked bread product line.

Interest, net for the nine-month period ended February 24, 2008, totaled $331.8 million, a $9.5 million increase from the same nine-month period last year. Average interest bearing instruments increased $558.2 million leading to a $26.1 million increase in net interest, while average interest rates decreased 30 basis points generating a $16.6 million decrease in net interest. Average debt balances increased due to higher working capital requirements as well as to fund share repurchases.

The effective tax rate for the nine-month period ended February 24, 2008, was 34.0 percent compared to 35.2 percent for the same period of fiscal 2007. The 1.2 percentage point decrease in the effective tax rate is primarily the result of the favorable District Court decision referred to in the discussion of third quarter results.

After-tax earnings from joint ventures increased $21.6 million from the nine-month period ended February 25, 2007, to $79.7 million. Net sales for CPW increased 22.8 percent driven by higher volume, including 2.6 points of growth from the acquisition of Uncle Tobys. CPW recorded a gain related to a previously announced restructuring action, primarily related to the sale of a manufacturing facility during the third quarter. Our after-tax share of that net gain was $11.3 million. In addition, CPW recorded new restructuring and impairment charges during the third quarter. Our after-tax share of those charges was $3.1 million of expense. Net sales for our Häagen-Dazs ice cream joint ventures in Asia increased 4.1 percent driven by favorable foreign exchange. 8th Continent recorded a 2.3 percent net sales increase in the nine-month period. During the third quarter, the 8th Continent soy milk business was sold. Our 50 percent share of the after-tax gain on the sale was $2.2 million of which $1.7 million was recorded in the third quarter. We will record an additional gain in the first quarter of fiscal 2010 if certain conditions related to the sale are satisfied.

Average diluted shares outstanding decreased by 14.4 million in the nine-month period ended February 24, 2008, from the same period a year ago due primarily to the repurchase of 32.0 million shares of our common stock since the end of the third quarter of fiscal 2007, 23.8 million shares of which were purchased in the nine-month period of fiscal 2008, partially offset by the issuance of 14.3 million shares to settle the forward contract with Lehman Brothers, the issuance of shares upon stock option exercises, the issuance of annual stock awards, and the vesting of restricted stock units.

SEGMENT OPERATING RESULTS

U.S. Retail Segment Results

Net sales for our U.S. Retail operations grew 9.2 percent in the third quarter of fiscal 2008, to $2,300.8 million. Net sales increased across all of our U.S. Retail divisions. Volume on a tonnage basis increased net sales by 7.8 percentage points. Net price realization and product mix drove 1.4 points of growth.

Net sales for our U.S. Retail operations were up 6.1 percent in the nine-month period ended February 24, 2008 to $6,853.5 million. Volume on a tonnage basis increased net sales by 2.7 percentage points. Net price realization and product mix drove 3.4 points of growth.

U.S. Retail Net Sales Percentage Change by Division

	Quarter Ended	Nine-Month Period Ended

	Feb. 24, 2008	Feb. 24, 2008

Snacks	16.4%	14.7%
Baking Products	15.8	7.4
Yoplait	13.5	9.4
Pillsbury	8.0	3.5
Meals	7.5	4.5
Big G	3.1	3.7
Small Planet Foods	13.9	8.7

Total	9.2%	6.1%

During the third quarter of fiscal 2008, Snacks net sales grew 16.4 percent driven by continued strong sales for Nature Valley grain snacks, Fiber One bars, and fruit snacks. Baking Products net sales rose 15.8 percent due to significant volume growth. Yoplait recorded net sales growth of 13.5 percent, reflecting net price realization, continued strong performance from Yoplait Light yogurt, and introductory shipments of new products, including Yo-Plus and Fiber One yogurt. Pillsbury net sales increased 8.0 percent, driven by refrigerated dough products and Totino’s pizza rolls. The Meals division recorded a 7.5 percent net sales increase, led by Progresso ready-to-serve soups and Green Giant frozen vegetables. Net sales for Big G cereals grew 3.1 percent, driven mainly by pricing and package size changes on established cereal brands led by Cheerios varieties and the Fiber One brand.

Operating profits for the third quarter of fiscal 2008 increased 8.8 percent to $486.2 million from $447.0 million in the same period a year ago. Volume growth increased operating profit by $45.1 million. Increased supply chain costs of $33.4 million and an 11.4 percent increase in consumer marketing expenses were offset by favorable net price realization and product mix.

Operating profits for the nine-month period ended February 24, 2008, improved 3.6 percent to $1,543.3 million from $1,489.9 million in the same period a year ago. Volume growth increased operating profit by $50.5 million. Increased supply chain costs of $129.3 million, and a 9.2 percent increase in consumer marketing expenses were more than offset by favorable net price realization and product mix. Voluntary product recalls reduced operating profits by $21.9 million.

International Segment Results

Net sales for our International segment were up 20.2 percent in the third quarter of fiscal 2008 to $612.8 million. This growth was driven by a 4.4 point increase in sales volume, 10.3 points of favorable foreign exchange, and 5.5 points of net price realization and product mix. Net sales were up 20.4 percent in the nine-month period ended February 24, 2008, to $1,877.9 million. This growth was driven by a 7.0 point increase in sales volume, 8.8 points of favorable foreign exchange, and 4.6 points of net price realization and product mix. Net sales increased across all of our geographic regions.

International Net Sales Percentage Change by Geographic Region

	Quarter Ended	Nine-Month Period Ended

	Feb. 24, 2008	Feb. 24, 2008

Europe	17.3%	17.8%
Canada	13.3	13.5
Asia/Pacific	30.0	23.9
Latin America and South Africa	27.0	36.1

Total	20.2%	20.4%

For the third quarter of fiscal 2008, net sales in Europe grew 17.3 percent reflecting strong performance from Green Giant, Betty Crocker and Nature Valley, especially in the United Kingdom. Net sales in Canada increased 13.3 percent primarily due to favorable foreign exchange. In the Asia/Pacific region, net sales grew 30.0 percent led by strong growth for Häagen-Dazs and Wanchai Ferry products in China. Latin America and South Africa net sales increased 27.0 percent reflecting pricing actions taken in key countries. The loss of our La Salteña pasta manufacturing plant in Argentina to fire in the third quarter of fiscal 2008 did not have a significant effect on net sales or operating profit.

Operating profits for the third quarter of fiscal 2008 improved 23.7 percent to $52.2 million from $42.2 million in the same period a year ago, with foreign currency exchange contributing 8.5 points of that growth. The growth was also driven by a $5.8 million increase from higher volumes resulting from increases in consumer marketing spending. Net price realization offset supply chain and administrative cost increases.

Operating profits for the nine-month period ended February 24, 2008, improved 29.7 percent to $207.5 million from $160.0 million in the same period a year ago, with foreign currency exchange contributing 8.4 points of that growth. The growth was also driven by a $33.7 million increase from higher volumes resulting from increases in consumer marketing spending. Net price realization offset supply chain and administrative cost increases.

Bakeries and Foodservice Segment Results

Net sales for our Bakeries and Foodservice segment increased 12.8 percent to $492.0 million in the third quarter of fiscal 2008. The increase in net sales was driven by a 12.8 point benefit from price increases taken to counter rising input costs and changes in product mix. Volume was flat including the effects of the frozen pie line divested in fiscal 2007.

Net sales for our Bakeries and Foodservice segment increased 6.5 percent to $1,449.6 million in the nine-month period ended February 24, 2008. The increase in net sales was driven mainly by 8.5 points of benefit from net price realization and product mix. This was partially offset by a 2.0 point decline in volume, mainly in the distributors and restaurants customer channel, and included the effects of frozen pie and par-baked bread product lines divested in fiscal 2007.

Bakeries and Foodservice Net Sales Percentage Change by Customer Segment

	Quarter Ended	Nine-Month Period Ended

	Feb. 24, 2008	Feb. 24, 2008

Distributors and restaurants	1.3%	0.2%
Bakery channels	29.8	14.5
Convenience stores and vending	2.6	4.3

Total	12.8%	6.5%

Operating profits for the segment for the third quarter of fiscal 2008 were $56.1 million, up from $33.4 million in the third quarter of fiscal 2007. For the nine-month period ended February 24, 2008, operating profits for the segment were $138.1 million, up from $118.5 million in the same period a year ago. The increases for the quarter and nine-month period were largely driven by grain merchandising activities and benefits from prior restructuring activities, as net price realization offset higher input costs.

Unallocated Corporate Items

For the third quarter, unallocated corporate items totaled $105.9 million of income in the third quarter of fiscal 2008 compared to $35.8 million of expense in the same period in fiscal 2007. We recorded net mark-to-market gains of $87.2 million related to hedges on open commodity positions that will offset future input cost inflation, and $64.0 million from the revaluation of our grain inventories to market.

For the nine-month period ended February 24, 2008, unallocated corporate items totaled $26.0 million of income, compared to $118.6 million of expense for the same period last year. We recorded net mark-to-market gains of $99.3 million related to hedges on open commodity positions that will offset future input cost inflation and $68.8 million from the revaluation of our grain inventories to market. We also recognized a previously deferred gain on the sale of a corporate investment of $10.8 million in fiscal 2008. These items were partially offset by $17.4 million of accelerated depreciation on long-lived assets associated with our previously announced restructuring action at our plant in Trenton, Ontario and $10.9 million of costs related to the remarketing of the Class A and Series B-1 interests in GMC.

LIQUIDITY

During the nine-month period ended February 24, 2008, our operations generated $913.9 million of cash compared to $1,151.0 million of cash in the same period last year. The $237.1 million decrease in cash from operations was driven primarily by increased working capital (inventory and other current liabilities). Included in the increase in working capital is the $151.2 million of mark-to-market gains on our commodity derivatives and revaluation of our grain inventory. In addition, cash taxes paid in fiscal 2008 increased $101.8 million primarily driven by the increase in earnings in the nine-month period of fiscal 2008 versus the same period in fiscal 2007, and cash tax payments to settle various prior year income tax matters arising from IRS and related audits.

During the nine-month period ended February 24, 2008, inventory was a $442.9 million use of cash, mainly due to inflation in commodity prices and higher levels of raw material inventories.

Cash used by investing activities decreased $120.9 million from the nine-month period ended February 25, 2007. Last year’s period included the acquisition of the Uncle Tobys business by our CPW joint venture. This was partially offset by increased purchases of land, buildings, and equipment of $50.5 million in the nine-month period ended February 24, 2008 versus the same period last year.

Financing activities used $446.9 million of cash in the nine-month period ended February 24, 2008. Net cash provided by notes payable was $1,171.4 million. We used a significant amount of cash flows from notes payable to finance share repurchases and our repurchases of the Series B-1 interests in GMC and the Series A preferred stock of General Mills Capital, Inc. (GM Capital). We used the $700.0 million proceeds from the issuance of long-term debt to reduce outstanding commercial paper balances. Also, during fiscal 2008, we received $750.0 million as part of the settlement of a forward contract with Lehman Brothers and used the cash to reduce outstanding commercial paper balances.

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

We and the third party holder of all of GMC’s outstanding Class A limited membership interests (Class A Interests) agreed to reset, effective on June 28, 2007, the preferred rate of return applicable to the Class A Interests to the sum of 3 month LIBOR plus 65 basis points. On June 28, 2007, we sold $92.3 million of additional Class A Interests to the same third party. There was no gain or loss associated with these transactions. As of February 24, 2008, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $242.3 million, and the capital account balance of the Class A Interests, upon which preferred distributions are calculated, was $248.1 million.

On June 28, 2007, we repurchased for $150.0 million all of the outstanding Series A preferred stock of our subsidiary GM Capital using proceeds from the sale of the Class A Interests and commercial paper. There was no gain or loss associated with this repurchase.

During the nine-month period ended February 24, 2008, we repurchased 23.8 million shares of common stock for $1,380.6 million.

The Board of Directors approved the retirement of 125.0 million shares of common stock in treasury effective December 10, 2007. This action reduced common stock by $12.5 million, reduced additional paid-in capital by $5,068.3 million, and reduced common stock in treasury by $5,080.8 million on our Consolidated Balance Sheets. In addition, on March 10, 2008, our Board of Directors approved a quarterly dividend of $0.40 per share, payable on May 1, 2008, to shareholders of record on April 10, 2008. During the nine-month period ended February 24, 2008, we paid $395.0 million in dividends compared to $376.7 million in the same period last year.

CAPITAL RESOURCES

Our capital structure was as follows:

In millions	Feb. 24, 2008	May 27, 2007

Notes payable	$2,434.5	$1,254.4
Current portion of long-term debt	1,578.0	1,734.0
Long-term debt	3,600.7	3,217.7

Total debt	7,613.2	6,206.1
Minority interests	242.3	1,138.8
Stockholders’ equity	5,926.8	5,319.1

Total capital	$13,782.3	$12,664.0

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada, and Europe. Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.9 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of February 24, 2008, we did not have any outstanding borrowings under these agreements.

On March 17, 2008, we completed the sale of $750.0 million of 5.2 percent fixed-rate notes due March 17, 2015. The proceeds of the notes were used to repay outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. The notes may be redeemed at our option at any time for a specified make-whole amount. The notes are senior unsecured, unsubordinated obligations and contain a change of control provision, as defined in the instruments governing the notes.

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

On October 9, 2007, we entered into a new five-year credit agreement with an initial aggregate revolving commitment of $1.9 billion which is scheduled to expire in October 2012. As of February 24, 2008, we do not have any outstanding borrowings under this agreement or any other credit facility. Concurrent with the execution of the new credit agreement, we terminated our five-year credit agreement dated January 20, 2004, which provided $750.0 million of revolving credit and was scheduled to expire in January 2009, and our amended and restated credit agreement dated October 17, 2006, which provided $1.1 billion of revolving credit and was scheduled to expire in October 2007.

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

Our credit facilities, certain of our long-term debt agreements, and our minority interests contain restrictive covenants. As of February 24, 2008, we were in compliance with all of these covenants.

We have $1.6 billion of long-term debt maturing in the next 12 months and classified as current, including $1.3 billion that may mature based on the put rights of the note holders. We also have classified $146.4 million of long-term debt as current based on our intention to redeem the debt within the next 12 months. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts, purchase units, and units. As of February 24, 2008, $3.0 billion remained available under the shelf registration for future use, and following the March 17, 2008 long-term debt issuance, the shelf registration for future use was reduced to $2.2 billion.

OFF BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the nine-month period of fiscal 2008, except for a new data contract that we entered into in the first quarter of fiscal 2008. We have contractual obligations of $158.4 million over the eight year life of this contract.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. The accounting policies used in preparing our interim fiscal 2008 Consolidated Financial Statements are the same as those described in our Form 10-K, except as discussed in Notes 6, 16, and 18 to our Consolidated Financial Statements for the quarterly and nine-month periods ended February 24, 2008.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. Except for changes in these estimates as disclosed below, the assumptions and methodologies used in the determination of those estimates as of February 24, 2008, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

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

Finite and indefinite-lived assets, primarily intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso and Häagen-Dazs brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In the third quarter of fiscal 2008, we completed our fiscal 2008 annual assessment of our brand intangibles as of December 1, 2007. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: (1) projected revenues from our annual long-range plan; (2) assumed royalty rates which could be payable if we did not own the brands; and (3) a discount rate. All brand intangibles had fair values in excess of their carrying values by at least 20 percent, except for the Pillsbury brand, which we estimated had a fair value that was three percent higher than its carrying value. This brand comprises nearly one-half of our total indefinite-lived intangible assets.

If the growth rate for the global revenue from all uses of the Pillsbury brand decreases 50 basis points from the current planned growth rate, fair value of the brand would be reduced by approximately $150 million, assuming all other components of the fair value estimate remain unchanged. If the assumed royalty rate for all uses of the Pillsbury brand decreases by 50 basis points, fair value of the brand would be reduced by approximately $130 million, assuming all other components of the fair value estimate remain unchanged. If the applicable discount rate increases by 50 basis points, fair value of the Pillsbury brand would be reduced by approximately $170 million, assuming all other components of the fair value estimate remain unchanged.

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. With one exception, we are no longer subject to United States federal examinations by the IRS for fiscal years before 2002. During the third quarter of fiscal 2008, we received a favorable District Court decision on an uncertain tax matter related to the fiscal years prior to 2002 and reduced our liability for uncertain tax positions by $19.8 million. The IRS has appealed the District Court decision, and accordingly, its ultimate resolution is subject to change. During the third quarter we also concluded various matters for fiscal years 1998-2001 which included a payment of $31.7 million. The IRS recently concluded field examinations for our 2002 and 2003 fiscal years. A payment of $24.8 million was made during the first quarter of fiscal 2008 to cover the additional tax liability plus interest related to all agreed adjustments for this audit cycle. The IRS also proposed additional adjustments for the 2002-2003 audit cycle including several adjustments to the tax benefits associated with the sale of minority interests in our GMC subsidiary. We believe we have meritorious defenses and intend to vigorously defend our position. Our potential liability for this matter is significant and, notwithstanding our reserves against this potential liability, an unfavorable resolution could have a material adverse impact on our results of operations and cash flows from operations. We do not expect the amount of our tax reserves for these issues to change in the next 12 months. The IRS initiated its audit of our fiscal 2004 through 2006 tax years during the first quarter of fiscal 2008.

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

GLOSSARY

Derivatives. Financial instruments such as futures, swaps and forward contracts that we use to manage our risk arising from changes in commodity prices, interest rates, foreign exchange rates, and stock prices.

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

Interest bearing instruments. Notes payable, long-term debt, including current portion, minority interests, cash and cash equivalents and certain interest bearing investments classified within prepaid expenses and other current assets and other assets.

LIBOR. London Interbank Offered Rate.

Mark-to-market. The act of determining a value for financial instruments, commodity contracts, and related assets or liabilities based on the current market price for that item.

Minority interests. Preferred stock and interests of subsidiaries held by third parties.

Net mark-to-market gains related to hedges on open commodity positions. Realized and unrealized gains and losses on derivative contracts that will be allocated to segment operating profit when the exposure we are hedging affects earnings.

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

Our market risks have changed during the nine-month period ended February 24, 2008, as follows: (1) a $0.6 million increase in commodity risk due to more volatile commodity markets, longer coverage, and higher commodity prices; and (2) a $4.6 million increase in interest rate risk due to more volatile markets and new interest rate swaps totaling $500.0 million executed during the third quarter of fiscal 2008. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 24, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended February 24, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended February 24, 2008.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)

Nov. 26, 2007-
Dec. 30, 2007	199,305	$ 59.08	199,305	45,463,257

Dec. 31, 2007-
Jan. 27, 2008	30,254	$ 55.31	30,254	45,433,003

Jan. 28, 2008-
Feb. 24, 2008	2,564,394	$ 54.86	2,564,394	42,868,609

Total	2,793,953	$ 55.17	2,793,953	42,868,609

(a)

The total number of shares purchased includes: (i) 78,193 shares purchased from the ESOP fund of our 401(k) savings plan; and (ii) 176,874 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock. These amounts include 207 shares acquired at an average price of $56.90 for which settlement occurred after February 24, 2008.

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

Item 6.	Exhibits.

Exhibit 10.1*	Ninth Amendment to the Yoplait Manufacturing and Distribution License Agreement, dated December 3, 2007, between SODIMA and General Mills, Inc.

Exhibit 10.2	General Mills Separation Pay and Benefits Program for Officers, as amended

Exhibit 10.3

Aircraft Time Sharing Agreement, dated December 12, 2007, between General Mills Sales, Inc. and Kendall J. Powell (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 14, 2007)

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

GENERAL MILLS, INC.

(Registrant)

Date March 19, 2008	/s/ Roderick A. Palmore

Roderick A. Palmore
Executive Vice President, General Counsel
and Secretary

Date March 19, 2008	/s/ Richard O. Lund

Richard O. Lund
Vice President, Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

10.1	*	Ninth Amendment to the Yoplait Manufacturing and Distribution License Agreement, dated December 3, 2007, between SODIMA and General Mills, Inc.

10.2		General Mills Separation Pay and Benefits Program for Officers, as amended

12.1		Computation of Ratio of Earnings to Fixed Charges

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Denotes that confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.