Form 10-K
period 2008-05-25
GENERAL MILLS INC
filed 2008-07-11
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 25, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $57.10 per share as reported on the New York Stock Exchange on November 23, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter): $19,085.1 million.

Number of shares of Common Stock outstanding as of June 27, 2008: 336,202,897 (excluding 41,103,767 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1  Business

COMPANY OVERVIEW
General Mills, Inc. is a leading global manufacturer and marketer of branded consumer foods sold through retail stores. We are also a leading supplier of branded and unbranded food products to the foodservice and commercial baking industries. We manufacture our products in 16 countries and market them in more than 100 countries. Our joint ventures manufacture and market products in more than 130 countries and republics worldwide.

General Mills, Inc. was incorporated in Delaware in 1928. The terms “General Mills,” “Company,” “registrant,” “we,” “us,” and “our” mean General Mills, Inc. and all subsidiaries included in the Consolidated Financial Statements in Item 8 of this report unless the context indicates otherwise.

Certain terms used throughout this report are defined in a glossary in Item 8 of this report.

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

In markets outside the United States and Canada, our major product categories include super-premium ice cream and frozen desserts, grain snacks, shelf stable and frozen vegetables, refrigerated and frozen dough products, and dry dinners.

TRADEMARKS AND PATENTS
Our products are marketed under trademarks and service marks that are owned by or licensed to us. The most significant trademarks and service marks used in our businesses are set forth in italics in this report. Some of the important trademarks used in our global operations include:

• Ready-to-eat cereals
Cheerios, Wheaties, Lucky Charms, Total, Trix, Golden Grahams, Chex, Kix, Fiber One, Reese’s Puffs, Cocoa Puffs, Nature Valley, Cookie Crisp, Cinnamon Toast Crunch, Clusters, Oatmeal Crisp, and Basic 4

• Refrigerated yogurt	Yoplait, Trix, Yoplait Kids, Go-GURT, Fiber One, Yo-Plus, Yoplait Whips!, and Colombo
• Refrigerated and frozen dough products
Pillsbury, the Pillsbury Doughboy character, Grands!, Golden Layers, Big Deluxe Classics, Toaster Strudel, Toaster Scrambles, Jus-Rol, Forno de Minas, Latina, Wanchai Ferry, V.Pearl, La Salteña, and Frescarini

• Dry dinners and shelf stable and frozen vegetable products
Betty Crocker, Hamburger Helper, Tuna Helper, Chicken Helper, Old El Paso, Green Giant, Potato Buds, Suddenly Salad, Bac*O’s, Betty Crocker Complete Meals, Valley Selections, Simply Steam, Wanchai Ferry, and Diablitos

• Grain, fruit, and savory snacks	Nature Valley, Fiber One, Betty Crocker, Fruit Roll-Ups, Fruit By The Foot, Gushers, Chex Mix, Gardetto’s, Bugles, and Lärabar
• Dessert and baking mixes	Betty Crocker, SuperMoist, Warm Delights, Bisquick, Gold Medal, and Creamy Deluxe
• Ready-to-serve soup	Progresso
• Ice cream and frozen desserts	Häagen-Dazs
• Frozen pizza and pizza snacks	Totino’s, Jeno’s, Pizza Rolls, Pillsbury Pizza Pops, and Pillsbury Pizza Minis
• Microwave popcorn	Pop•Secret
• Organic products	Cascadian Farm and Muir Glen

Trademarks are vital to our businesses. To protect our ownership and rights, we register our trademarks with the Patent and Trademark Office in the United States, and we file similar registrations in foreign jurisdictions. Trademark registrations in the United States are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of business.

Some of our products are marketed under or in combination with trademarks that have been licensed from others, including:
• Yoplait for yogurt in the United States;
• Dora the Explorer, Blue’s Clues, and Diego for yogurt, Dora the Explorer for cereal, and Dora the Explorer, Diego and SpongeBob SquarePants for vegetables;
• Curves for snack bars, popcorn, and cereal;
• Caribou Coffee and Second Cup for snack bars;
• Reese’s Puffs for cereal;
• Hershey’s chocolate for a variety of products;
• Weight Watchers as an endorsement for soup;
• Best Life Diet for a variety of products;
• Macaroni Grill and Mario Batali for dry dinners;
• Sunkist for baking products and fruit snacks;
• Cinnabon for refrigerated dough, frozen pastries and baking products;
• Bailey’s for super-premium ice cream; and
• a variety of characters and brands for fruit snacks, including Tonka, My Little Pony, Transformers, Animal Planet, Care Bears, Teenage Mutant Ninja Turtles, Polly Pocket, Spider-Man, and various Warner Bros. characters.

We license all of our cereal trademarks to Cereal Partners Worldwide (CPW), our joint venture with Nestlé S.A. (Nestlé). Nestlé similarly licenses certain of its trademarks to CPW, including the Nestlé and Uncle Tobys trademarks. We also license our Green Giant trademark to a third party for use in connection with its sale of fresh produce in the United States. We own the Häagen-Dazs trademark and have the right to use the trademark outside of the United States and Canada. Nestlé has an exclusive royalty-free license to use the Häagen-Dazs trademark in the United States and Canada on ice cream and other frozen dessert products. We also license this trademark to our joint ventures in Japan and Korea. The J. M. Smucker Company holds an exclusive royalty-free license to use the Pillsbury brand and the Pillsbury Doughboy character in the dessert mix and baking mix categories in the United States and under limited circumstances in Canada and Mexico.

Given our focus on developing and marketing innovative, proprietary products, we consider the collective rights under our various patents, which expire from time to time, a valuable asset, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.

RAW MATERIALS AND SUPPLIES
The principal raw materials that we use are grains (wheat, oats, and corn), sugar, dairy products, vegetables, fruits, meats, vegetable oils, and other agricultural products. We also use substantial quantities of carton board, corrugated and plastic packaging materials, operating supplies, and energy. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. In our international operations, inputs that are not locally available in adequate supply may be imported from other countries. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, or other unforeseen circumstances. We have some long-term fixed price contracts, but the majority of our inputs are purchased on the open market. We believe that we will be able to obtain an adequate supply of needed inputs. Occasionally and where possible, we make advance purchases of items significant to our business in order to ensure continuity of operations. Our objective is to procure materials meeting both our quality standards and our production needs at price levels that allow a targeted profit margin. Since these inputs generally represent the largest variable cost in manufacturing our products, to the extent possible, we often hedge the risk associated with adverse price movements for some inputs using a variety of risk management strategies. We also have a grain merchandising operation that provides us efficient access to, and more informed knowledge of, various commodity markets, principally wheat and oats. This operation holds physical inventories that are carried at fair market value and uses derivatives to hedge its net inventory position and minimize its market exposures.

RESEARCH AND DEVELOPMENT
Our principal research and development facilities are located in Minneapolis, Minnesota. Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business areas. Research and development expenditures were $204.7 million in fiscal 2008, $191.1 million in fiscal 2007, and $178.4 million in fiscal 2006.

FINANCIAL INFORMATION ABOUT SEGMENTS
We review the financial results of our business under three operating segments – U.S. Retail, International, and Bakeries and Foodservice. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Item 7 of this report for a description of our segments. For financial information by segment and geographic area, see Note 16 to the Consolidated Financial Statements in Item 8 of this report.

JOINT VENTURES
In addition to our consolidated operations, we participate in several joint ventures, including CPW and Häagen-Dazs ice cream joint ventures in Japan and Korea.

CUSTOMERS
Our primary customers are grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, commercial and noncommercial foodservice distributors and operators, restaurants, and convenience stores. We generally sell to these customers through our direct sales force. We use broker and distribution arrangements for certain products or to serve certain types of customers.

During fiscal 2008, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart), accounted for 19 percent of our consolidated net sales and 27 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 5 percent of our net sales in the International segment and 5 percent of our net sales in the Bakeries and Foodservice segment. As of May 25, 2008, Wal-Mart accounted for 23 percent of our U.S. Retail receivables, 4 percent of our International receivables, and 2 percent of our Bakeries and Foodservice receivables. The 5 largest customers in our U.S. Retail segment accounted for 57 percent of its fiscal 2008 net sales, the 5 largest customers in our International segment accounted for 26 percent of its fiscal 2008 net sales, and the 5 largest customers in our Bakeries and Foodservice segment accounted for 39 percent of its fiscal 2008 net sales. For further information on our customer credit and product return practices please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this report.

COMPETITION
The consumer foods industry is highly competitive, with numerous manufacturers of varying sizes in the United States and throughout the world. The food categories in which we participate are very competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our principal strategies for competing in each of our segments include effective customer relationships, superior product quality, innovative advertising, product promotion, product innovation, an efficient supply chain, and price. In most product categories, we compete not only with other widely advertised branded products, but also with generic and private label products that are generally sold at lower prices. Internationally, we compete with both multi-national and local manufacturers, and each country includes a unique group of competitors.

SEASONALITY
In general, demand for our products is evenly balanced throughout the year. However, within our U.S. Retail segment demand for refrigerated dough, frozen baked goods, and baking products is stronger in the fourth calendar quarter. Demand for Progresso soup and Green Giant canned and frozen vegetables is higher during the fall and winter months. Internationally, demand for Häagen-Dazs ice cream is higher during the summer months and demand for baking mix and dough products increases during winter months. Due to the offsetting impact of these demand trends, as well as the different seasons in the northern and southern hemispheres, our International segment net sales are generally evenly balanced throughout the year.

BACKLOG
Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of May 25, 2008, was not material.

WORKING CAPITAL
A description of our working capital is included in the Liquidity section of MD&A in Item 7 of this report. Our product return practices are described in Note 2 to the Consolidated Financial Statements in Item 8 of this report.

EMPLOYEES
As of May 25, 2008, we had approximately 29,500 full- and part-time employees.

FOOD QUALITY AND SAFETY REGULATION
The manufacture and sale of consumer food products is highly regulated. In the United States, our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, Department of Commerce, and Environmental Protection Agency, as well as various state and local agencies. Our business is also regulated by similar agencies outside of the United States.

ENVIRONMENTAL MATTERS
As of May 25, 2008, we were involved with four active cleanup sites associated with the alleged or threatened release of hazardous substances or wastes located in: Minneapolis, Minnesota; Sauget, Illinois; Moonachie, New Jersey; and Doolittle, Missouri. These matters involve several different actions, including administrative proceedings commenced by regulatory agencies and demand letters by regulatory agencies and private parties.

We recognize that our potential exposure with respect to any of these sites may be joint and several, but have concluded that our probable aggregate exposure is not material to our consolidated financial position or cash flows from operations. This conclusion is based upon, among other things: our payments and accruals with respect to each site; the number, ranking and financial strength of other potentially responsible parties; the status of the proceedings, including various settlement agreements, consent decrees, or court orders; allocations of volumetric waste contributions and allocations of relative responsibility among potentially responsible parties developed by regulatory agencies and by private parties; remediation cost estimates prepared by governmental authorities or private technical consultants; and our historical experience in negotiating and settling disputes with respect to similar sites.

Our operations are subject to the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, and the Federal Insecticide, Fungicide, and Rodenticide Act, and all similar state, local, and foreign environmental laws and regulations applicable to the jurisdictions in which we operate.

Based on current facts and circumstances, we believe that neither the results of our environmental proceedings nor our compliance in general with environmental laws or regulations will have a material adverse effect upon our capital expenditures, earnings, or competitive position.

EXECUTIVE OFFICERS
The section below provides information regarding our executive officers as of July 4, 2008:

Y. Marc Belton, age 49, is Executive Vice President, Worldwide Health, Brand and New Business Development. Mr. Belton joined General Mills in 1983 and has held various positions, including President of Snacks Unlimited from 1994 to 1997, New Ventures from 1997 to 1999, and Big G cereals from 1999 to 2002. He had oversight responsibility for Yoplait, General Mills Canada, and New Business Development from 2002 to May 2005, and has had oversight responsibility for Worldwide Health, Brand and New Business Development since May 2005. Mr. Belton was elected a Vice President of General Mills in 1991, a Senior Vice President in 1994, and an Executive Vice President in June 2006. He is a director of Navistar International Corporation.

Randy G. Darcy, age 57, is Executive Vice President, Worldwide Operations and Technology. Mr. Darcy joined General Mills in 1987, was named Vice President, Director of Manufacturing, Technology and Operations in 1989, served as Senior Vice President, Supply Chain from 1994 to 2003, and as Senior Vice President, Chief Technical Officer with responsibilities for Supply Chain, Research and Development, and Quality and Regulatory Operations from 2003 to 2005. He was named to his present position in May 2005. Mr. Darcy was employed by The Procter & Gamble Company from 1973 to 1987, serving in a variety of management positions. Mr. Darcy is retiring effective August 1, 2008.

Ian R. Friendly, age 48, is Executive Vice President and Chief Operating Officer, U.S. Retail. Mr. Friendly joined General Mills in 1983 and held various positions before becoming Vice President of CPW in 1994, President of Yoplait in 1998, Senior Vice

President of General Mills in 2000, and President of the Big G cereals division in 2002. In May 2004, he was named Chief Executive Officer of CPW. Mr. Friendly was named to his present position in June 2006.

Richard O. Lund, age 58, is Vice President, Controller. Mr. Lund joined General Mills in 1981 and held various positions before becoming Vice President, Director of Financial Operations for the Gold Medal division in 1994. He was appointed Vice President, Corporate Financial Operations in 2000 and was elected to his present position in December 2007. Prior to joining General Mills, Mr. Lund spent 9 years with Coopers & Lybrand (now PricewaterhouseCoopers LLP).

Donal L. Mulligan, age 47, is Executive Vice President, Chief Financial Officer. Mr. Mulligan joined General Mills in 2001 from The Pillsbury Company. He served as Vice President, Financial Operations for our International division until 2004, when he was named Vice President, Financial Operations for Operations and Technology. Mr. Mulligan was appointed Treasurer of General Mills in January 2006, Senior Vice President, Financial Operations in July 2007, and was elected to his present position in August 2007. From 1987 to 1998, he held several international positions at PepsiCo, Inc. and YUM! Brands, Inc.

Christopher D. O’Leary, age 49, is Executive Vice President and Chief Operating Officer, International. Mr. O’Leary joined General Mills in 1997 as Vice President, Corporate Growth. He was elected a Senior Vice President in 1999 and President of the Meals division in 2001. Mr. O’Leary was named to his present position in June 2006. Prior to joining General Mills, he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. Mr. O’Leary is a director of Telephone & Data Systems, Inc.

Roderick A. Palmore, age 56, is Executive Vice President, General Counsel, Chief Compliance and Risk Management Officer and Secretary. Mr. Palmore joined General Mills in this position in February 2008 from the Sara Lee Corporation where he spent 12 years, last serving as Executive Vice President and General Counsel.

Michael A. Peel, age 58, is Executive Vice President, Human Resources and Administrative Services. Mr. Peel joined General Mills as Senior Vice President, Human Resources and Corporate Services in 1991 from PepsiCo, Inc. where he spent 14 years, last serving as Senior Vice President, Human Resources, responsible for PepsiCo Worldwide Foods. He was named to his present position in December 2007. Mr. Peel is a director of Select Comfort Corporation.

Kendall J. Powell, age 54, was elected Chief Executive Officer of General Mills in September 2007 and Chairman in May 2008. Mr. Powell joined General Mills in 1979 and progressed through a variety of positions in the company before becoming a Vice President in 1990. He became President of Yoplait USA in 1996, President of the Big G cereal division in 1997, and Senior Vice President of General Mills in 1998. From 1999 to 2004, he served as Chief Executive Officer of CPW in Switzerland. He returned from CPW in 2004 and was elected Executive Vice President. In 2006, Mr. Powell was elected President and Chief Operating Officer of General Mills with overall global operating responsibility for the company. He is a director of Medtronic, Inc.

Jeffrey J. Rotsch, age 57, is Executive Vice President, Worldwide Sales and Channel Development. Mr. Rotsch joined General Mills in 1974 and served as the President of several divisions, including Betty Crocker and Big G cereals. He served as Senior Vice President from 1993 to 2005 and as President, Consumer Foods Sales from 1997 to 2005. Mr. Rotsch was named to his present position in May 2005.

Christina L. Shea, age 55, is Senior Vice President, External Relations and President, General Mills Foundation. Ms. Shea joined General Mills in 1977 and has held various positions in the Big G cereals, Yoplait, Gold Medal, Snacks, and Betty Crocker divisions. From 1994 to 1999, she was President of the Betty Crocker division and was named a Senior Vice President of General Mills in 1998. Ms. Shea became President of General Mills Community Action and the General Mills Foundation in 2002 and was named to her current position in May 2005.

Kenneth L. Thome, age 60, is Senior Vice President, Deputy Chief Financial Officer. Mr. Thome joined General Mills in 1969 and was named Vice President, Controller for the Convenience and International Foods Group in 1985. He became Vice President, Controller for International Foods in 1989, Vice President, Director of Information Systems in 1991, Senior Vice President, Financial Operations in 1993 and was elected to his present position in August 2007. Mr. Thome is retiring effective August 1, 2008.

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
Our business is subject to various risks and uncertainties. Any of the risks described below could materially adversely affect our business, financial condition, and results of operations.

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

The 5 largest customers in our U.S. Retail segment accounted for 57 percent of its fiscal 2008 net sales, the 5 largest customers in our International segment accounted for 26 percent of its net sales for fiscal 2008, and the 5 largest customers in our Bakeries and Foodservice segment accounted for 39 percent of its net sales for fiscal 2008. The loss of any large customer for an extended length of time could adversely affect our sales and profits. There has been significant worldwide consolidation in the grocery industry in recent years and we believe that this trend is likely to continue. As the retail grocery trade continues to consolidate and mass market retailers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased emphasis on generic, private label and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted.

Price changes for the commodities we depend on for raw materials, packaging, and energy may adversely affect our profitability.

The principal raw materials that we use are commodities that experience price volatility caused by external conditions such as weather and product scarcity, limited sources of supply,

commodity market fluctuations, currency fluctuations, and changes in governmental agricultural and energy programs. Commodity price changes may result in unexpected increases in raw material, packaging, and energy costs. If we are unable to increase productivity to offset these increased costs or increase our prices, we may experience reduced margins and profitability. We do not fully hedge against changes in commodity prices, and the hedging procedures that we do use may not always work as we intend.

Volatility in the market value of derivatives we use to hedge exposures to fluctuations in commodity prices will cause volatility in our gross margins and net earnings.

We utilize derivatives to hedge price risk for some of our principal ingredient and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), non-fat dry milk, natural gas, and diesel fuel. Changes in the values of these derivatives are recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate items in our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are reclassified to segment operating profit. We also record our grain inventories at fair value. We may experience volatile earnings as a result of these accounting treatments.

If we are not efficient in our production, our profitability could suffer as a result of the highly competitive environment in which we operate.

Our future success and earnings growth depends in part on our ability to be efficient in the production and manufacture of our products in highly competitive markets. Gaining additional efficiencies may become more difficult over time. Our failure to reduce costs through productivity gains or by eliminating redundant costs resulting from acquisitions could adversely affect our profitability and weaken our competitive position. Many productivity initiatives involve complex reorganization of manufacturing facilities and production lines. Such manufacturing realignment may result in the interruption of production, which may negatively impact product volume and margins.

Disruption of our supply chain could adversely affect our business.

Our ability to make, move, and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, import restrictions, or other factors could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

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

If our food products become adulterated, misbranded, or mislabeled, we might need to recall those items and may experience product liability claims if consumers are injured.

We may need to recall some of our products if they become adulterated, misbranded, or mislabeled. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands.

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

Economic downturns could limit consumer demand for our products.

The willingness of consumers to purchase our products depends in part on local economic conditions. In periods of economic uncertainty, consumers may purchase more generic, private label, and other economy brands and may forego certain purchases altogether. In those circumstances, we could experience a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings. In addition, as a result of economic conditions or competitive actions, we may be unable to raise our prices sufficiently to protect margins. Consumers may also reduce the amount of food that they consume away from home at customers that purchase products from our Bakeries and Foodservice segment. Any of these events could have an adverse effect on our results of operations.

Our international operations are subject to political and economic risks.

In fiscal 2008, 19 percent of our consolidated net sales was generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:
• political and economic instability;
• exchange controls and currency exchange rates;
• foreign tax treaties and policies; and
• restriction on the transfer of funds to and from foreign countries.

Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, and Mexican peso. From time to time, we enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

New regulations or regulatory-based claims could adversely affect our business.

Food production and marketing are highly regulated by a variety of federal, state, local, and foreign agencies. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. In addition, we advertise our products and could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations and of new laws or regulations restricting our right to advertise products.

We have a substantial amount of indebtedness, which could limit financing and other options and in some cases adversely affect our ability to pay dividends.

As of May 25, 2008, we had total debt and minority interests of $7.2 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:
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

We sponsor a number of defined benefit plans for employees in the United States, Canada, and various foreign locations, including defined benefit pension, retiree health and welfare, severance, directors’ life, and other postemployment benefit plans. Our major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit pension, other postretirement, and postemployment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Although the aggregate fair value of our defined benefit pension, other postretirement, and postemployment benefit plan assets exceeded the aggregate defined benefit pension, other postretirement, and postemployment benefit obligations as of May 25, 2008, a significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations.

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

We are subject to various federal, state, local, and foreign environmental and health and safety laws and regulations. Under certain of these laws, namely the Comprehensive Environmental Response, Compensation, and Liability Act and its state counterparts, liability for investigation and remediation of hazardous substance contamination at currently or formerly owned or operated facilities or at third-party waste disposal sites is joint and several. We currently are involved in active remediation efforts at certain sites where we have been named a PRP. If other PRPs at these sites are unable to contribute to remediation costs, we could be held responsible for their portion of the remediation costs, and those costs could be material. We cannot assure that our costs in relation to these environmental matters or compliance with environmental laws in general will not exceed our reserves or otherwise have an adverse effect on our business and results of operations.

A change in the assumptions used to value our reporting units or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.

Goodwill for each of our reporting units is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of the net assets of a reporting unit, including goodwill, to the fair value of the unit. If the fair value of the net assets of the reporting unit is less than the net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. While we currently believe that our goodwill is not impaired, materially different assumptions regarding the future performance of our businesses could result in significant impairment losses.

We evaluate the useful lives of our intangible assets, primarily intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso, Häagen-Dazs, and Uncle Tobys brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

Our indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs including: projected revenues from our annual long-range plan; assumed royalty rates which could be payable if we did not own the brands; and a discount rate. While we currently believe that the fair value of each indefinite-lived intangible asset exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding the future performance of our businesses could result in significant impairment losses and amortization expense.

Resolution of uncertain income tax matters could adversely affect our results of operations or cash flows from operations.

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is involved in determining our effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. We are periodically under examination or engaged in a tax controversy. We establish reserves in a variety of taxing jurisdictions when, despite our belief that our tax return positions are supportable, we believe that certain positions may be challenged and may need to be revised. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective income tax rate includes the impact of reserve provisions and changes to those reserves. We also record interest on these reserves at the appropriate statutory interest rate. These interest charges are also included in our effective tax rate. Reserve adjustments for individual issues have generally not exceeded 1 percent of earnings before income taxes and after-tax earnings from joint ventures annually.

During fiscal 2008, the Internal Revenue Service (IRS) concluded field examinations for our 2002 and 2003 federal tax years. These examinations included review of our determinations of cost basis, capital losses, and the depreciation of tangible assets and amortization of intangible assets arising from our acquisition of Pillsbury and the sale of minority interests in our General Mills Cereals, LLC subsidiary. The IRS has proposed adjustments related to a majority of the tax benefits associated with these items. We believe we have meritorious defenses and intend to vigorously defend our positions. Our potential liability for this matter is significant and, notwithstanding our reserves against this potential liability, an unfavorable resolution could have a material adverse impact on our results of operations or cash flows from operations.

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

As of May 25, 2008, we operated 79 facilities for the production of a wide variety of food products. Of these facilities, 49 are located in the United States, 12 in the Asia/Pacific region (8 of which are leased), 5 in Canada (2 of which are leased), 7 in Europe (3 of which are leased), 5 in Latin America and Mexico, and 1 in South Africa. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

U.S. Retail

• Carson, California	• Kansas City, Missouri
• Lodi, California	• Great Falls, Montana
• Covington, Georgia	• Vineland, New Jersey
• Belvidere, Illinois	• Albuquerque, New Mexico
• West Chicago, Illinois	• Buffalo, New York
• New Albany, Indiana	• Wellston, Ohio
• Carlisle, Iowa	• Murfreesboro, Tennessee
• Cedar Rapids, Iowa	• Milwaukee, Wisconsin
• Reed City, Michigan	• Irapuato, Mexico
• Hannibal, Missouri

International	Bakeries and Foodservice
• Rooty Hill, Australia	• Chanhassen, Minnesota
• Guangzhou, China	• Joplin, Missouri
• Arras, France	• Martel, Ohio
• San Adrian, Spain
• Berwick, United Kingdom
• Cagua, Venezuela

We also own or lease warehouse space totaling 13 million square feet, of which 10 million square feet are leased, that primarily supports our U.S. Retail segment. We own and lease a number of sales and administrative offices in the United States, Canada, and elsewhere around the world, totaling 3 million square feet (600,000 square feet of which are leased).

As part of our Häagen-Dazs business in our International segment, we operate 185 and franchise 451 branded ice cream parlors in various countries around the world, all outside of the United States and Canada. All shops we operate are leased, totaling 180,000 square feet.

ITEM 3	Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 25, 2008, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4	Submission of Matters to a Vote of Security Holders
None.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange. On June 27, 2008, there were approximately 32,700 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note 18 to the Consolidated Financial Statements in Item 8 of this report.

On May 20, 2008, we entered into an Agreement and Plan of Merger to acquire Humm Foods, Inc. The transaction closed on June 11, 2008. At the closing, we issued 892,535 shares of our common stock to the shareholders of Humm Foods, Inc. as consideration for the merger. Based on representations and warranties made by the selling shareholders, we issued our common stock in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 25, 2008:

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
		Average	Part of a Publicly	Shares that may yet
	Total Number of	Price Paid	Announced	be Purchased Under
Period	Shares Purchased(a)	Per Share	Program(b)	the Program(b)

Feb. 25, 2008- Mar. 30, 2008	35,158	$56.97	35,158	42,833,451

Mar. 31, 2008- Apr. 27, 2008	15,762	60.76	15,762	42,817,689

Apr. 28, 2008- May 25, 2008	16,697	61.58	16,697	42,800,992

Total	67,617	$58.99	67,617	42,800,992

(a)	The total number of shares purchased includes: (i) 64,972 shares purchased from the ESOP fund of our 401(k) savings plan; and (ii) 2,645 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock. These amounts include 2,185 shares acquired at an average price of $61.09 for which settlement occurred after May 25, 2008.

(b)	On December 11, 2006, our Board of Directors approved and we announced an authorization for the repurchase of up to 75 million shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

ITEM 6	Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 25, 2008:

	Fiscal Year
In Millions, Except per Share Data, Percentages and Ratios	2008	2007	2006	2005	2004

Operating data:
Net sales	$13,652.1	$12,441.5	$11,711.3	$11,307.8	$11,122.2
Gross margin(a)	4,873.8	4,486.4	4,166.5	3,982.6	4,088.1
Selling, general, and administrative expenses	2,625.0	2,389.3	2,177.7	1,998.6	2,052.2
Segment operating profit(b)	2,405.5	2,260.1	2,111.6	2,016.4	2,052.9
After-tax earnings from joint ventures	110.8	72.7	69.2	93.9	78.5
Net earnings	1,294.7	1,143.9	1,090.3	1,240.0	1,055.2
Depreciation and amortization	459.2	417.8	423.9	443.1	399.0
Advertising and media expense	628.0	543.3	524.0	480.8	514.3
Research and development expense	204.7	191.1	178.4	165.3	157.6
Average shares outstanding:
Basic	333.0	346.5	357.7	371.2	374.7
Diluted	346.9	360.2	378.8	408.7	412.8
Net earnings per share:
Basic	$3.86	$3.30	$3.05	$3.34	$2.82
Diluted	3.71	3.18	2.90	3.08	2.60
Operating ratios:
Gross margin as a percentage of net sales	35.7%	36.1%	35.6%	35.2%	36.8%
Selling, general, and administrative expenses as a percentage of net sales	19.2%	19.2%	18.6%	17.7%	18.5%
Segment operating profit as a percentage of net sales(b)	17.6%	18.2%	18.0%	17.8%	18.5%
Effective income tax rate	34.4%	34.3%	34.5%	36.6%	35.0%
Return on average total capital(a)(b)	12.1%	11.1%	10.5%	11.4%	10.0%
Balance sheet data:
Land, buildings, and equipment	$3,108.1	$3,013.9	$2,997.1	$3,111.9	$3,197.4
Total assets	19,041.6	18,183.7	18,075.3	17,924.0	18,330.9
Long-term debt, excluding current portion	4,348.7	3,217.7	2,414.7	4,255.2	7,409.9
Total debt(a)	6,999.5	6,206.1	6,049.3	6,193.1	8,226.0
Minority interests	242.3	1,138.8	1,136.2	1,133.2	299.0
Stockholders’ equity	6,215.8	5,319.1	5,772.3	5,676.4	5,247.6
Cash flow data:
Net cash provided by operating activities	1,729.9	1,751.2	1,843.5	1,785.9	1,521.0
Capital expenditures	522.0	460.2	360.0	434.0	653.0
Net cash provided (used) by investing activities	(442.4)	(597.1)	(370.0)	413.0	(530.0)
Net cash used by financing activities	1,093.0	1,398.1	1,404.3	2,385.0	943.0
Fixed charge coverage ratio	4.87	4.37	4.54	4.61	3.74
Operating cash flow to debt ratio(a)	24.7%	28.2%	30.5%	28.8%	18.5%
Share data:
Low stock price	$51.43	$49.27	$44.67	$43.01	$43.75
High stock price	62.50	61.11	52.16	53.89	49.66
Closing stock price	61.09	60.15	51.79	49.68	46.05
Cash dividends per common share	1.57	1.44	1.34	1.24	1.10

Fiscal 2004 was a 53-week year; all other fiscal years were 52 weeks.

In fiscal 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132(R)”, resulting in an after-tax reduction to stockholders’ equity of $440.4 million, and SFAS No. 123R, “Share Based Payment”, resulting in a decrease to fiscal 2007 net earnings of $42.9 million, and a decrease to fiscal 2007 cash flows from operations and corresponding decrease to cash flows used by financing activities of $73.1 million. See Notes 2 and 13 to the Consolidated Financial Statements in Item 8 of this report.

(a)	See Glossary in Item 8 of this report for definition.

(b)	See MD&A in Item 7 of this report for our discussion of these measures not defined by generally accepted accounting principles.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW
We are a global consumer foods company. We develop distinctive food products and market these value-added products under unique brand names. We work continuously to improve our established brands and to create new products that meet consumers’ evolving needs and preferences. In addition, we build the equity of our brands over time with strong consumer-directed marketing and innovative merchandising. We believe our brand-building strategy is the key to winning and sustaining leading share positions in markets around the globe.

Our fundamental business goal is to generate superior returns for our stockholders over the long term. We believe that increases in net sales, segment operating profits, earnings per share (EPS), and return on average total capital are the key measures of financial performance for our businesses. See the “Non-GAAP Measures” section below for our discussion of segment operating profit and return on average total capital, which are not defined by generally accepted accounting principles (GAAP). Our objectives are to consistently deliver:

• low single-digit annual growth in net sales;
• mid single-digit annual growth in total segment operating profit;
• high single-digit annual growth in EPS; and
• on average, at least a 50 basis point annual increase in return on average total capital.

We believe that this financial performance, coupled with an attractive dividend yield, should result in long-term value creation for stockholders. We also return a substantial amount of cash annually to stockholders through share repurchases.

For the fiscal year ended May 25, 2008, our net sales grew 9.7 percent, total segment operating profit grew 6.4 percent, diluted EPS grew 16.7 percent, and our return on average total capital improved by 100 basis points. These results met or exceeded our long-term targets. Diluted EPS for fiscal 2008 includes a $0.10 net gain from mark-to-market valuation of certain commodity positions and a $0.09 benefit associated with a favorable court decision on a discrete tax matter. Net cash provided by operations totaled $1.7 billion in fiscal 2008, enabling us to increase our annual dividend payments per share by 9.0 percent from fiscal 2007 and continue returning cash to stockholders through share repurchases, which totaled $1,384.6 million in fiscal 2008. We also made significant capital investments totaling $522.0 million in fiscal 2008, an increase of 13.4 percent from fiscal 2007, to support future growth and productivity.

We achieved each of our four key operating objectives for fiscal 2008:

• We generated broad-based growth in net sales across our businesses. All of our U.S. Retail divisions, International geographic regions, and Bakeries and Foodservice customer segments posted net sales gains in fiscal 2008. We generated 2.9 points of growth from volume, generated 5.3 points of growth from net price realization and product mix, and realized 1.5 points of foreign currency exchange benefit.
• Our cost savings initiatives helped to partially offset input cost inflation in fiscal 2008. We took steps to manage raw material costs, especially with significant commodity price increases in fiscal 2008, and we initiated several restructuring actions to rationalize and simplify our product portfolio, allowing us to focus on higher margin products.
• We invested a significant amount in media and other brand-building marketing programs, which contributed to sales growth across our businesses.
• We also recorded increases in EPS well above our target, even excluding the effects of non-cash, mark-to-market gains and a discrete tax item.

Details of our financial results are provided in the “Fiscal 2008 Consolidated Results of Operations” section below.

In fiscal 2009, input cost inflation will remain a challenge for us. We plan to offset a significant portion of this cost inflation with our holistic margin management (HMM) efforts, which include cost-savings initiatives, marketing spending efficiencies, and profitable sales mix strategies. We have also raised prices on a number of our product lines. We believe our HMM efforts help us keep our price increases moderate and expand our margins over the long term. In addition, our HMM savings generate resources for increased advertising and other brand-building consumer marketing initiatives. Our plans call for a high single digit increase in consumer marketing support in fiscal 2009. We believe this support is a key factor in generating net sales growth, as we believe it builds consumer loyalty, increases our market share, and defends against private-label offerings.

In addition to protecting and expanding our margins over time, and investing in brand-building marketing initiatives, our key operating objectives for fiscal 2009 include plans for introducing new products and extending existing brands to new markets. We are exploring innovative ways to partner with customers including traditional food retailers, new retail formats, and various away-from-home channels. We will continue to grow our business in international markets, focusing on our core platforms of super-premium ice cream, world cuisine, and healthy snacking.

Our plans also call for $550 million of expenditures for capital projects and a significant amount of cash returned to stockholders through share repurchases and dividends. Our long-term objective is to reduce outstanding shares by a net 2 percent per year. We intend to continue repurchasing shares in fiscal 2009, with a goal of reducing average diluted shares outstanding a net 1 percent. On June 23, 2008, our Board of Directors approved a dividend increase to an annual rate of $1.72 per share. This represents a 9 percent compound annual growth rate in dividends from fiscal 2005 to fiscal 2009.

Certain terms used throughout this report are defined in a glossary in Item 8 of this report.

FISCAL 2008 CONSOLIDATED RESULTS OF OPERATIONS
For fiscal 2008, we reported diluted EPS of $3.71, up 16.7 percent from $3.18 per share earned in fiscal 2007. Earnings after tax were $1,294.7 million in fiscal 2008, up 13.2 percent from $1,143.9 million in fiscal 2007.

The components of net sales growth are shown in the following table:

Components of Net Sales Growth

Fiscal 2008
vs. 2007

Contributions from volume growth(a)	2.9 pts
Net price realization and product mix	5.3 pts
Foreign currency exchange	1.5 pts

Net sales growth	9.7 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales for fiscal 2008 grew 9.7 percent to $13.7 billion, driven by 2.9 percentage points from volume growth, mainly in our U.S. Retail and International segments, and 5.3 percentage points of growth from net price realization and product mix across many of our businesses. In addition, foreign currency exchange effects added 1.5 percentage points of growth. During the second quarter of fiscal 2008, we voluntarily recalled all pepperoni varieties of Totino’s and Jeno’s frozen pizza manufactured on or before October 30, 2007 due to potential contamination. We also voluntarily recalled one flavor of Progresso soup during the third quarter of fiscal 2008. The frozen pizza and soup recalls did not significantly impact our net sales for fiscal 2008.

Cost of sales was up $823.2 million in fiscal 2008 versus fiscal 2007. Cost of sales as a percent of net sales increased from 63.9 percent in fiscal 2007 to 64.3 percent in fiscal 2008. Higher volume drove $206.9 million of this increase. Higher input costs and changes in mix increased cost of sales by $632.1 million. We recorded net mark-to-market gains of $59.6 million related to hedges on open commodity positions that will mitigate future input cost inflation, and a $2.6 million loss from the revaluation of certain grain inventories to market. We also recorded $18.5 million of charges to cost of sales, primarily accelerated depreciation on long-lived assets associated with previously announced restructuring actions. Our La Salteña pasta manufacturing plant in Argentina was destroyed by a fire resulting in a loss of $1.3 million, net of insurance proceeds, from the write off of inventory and property, plant, and equipment, and severance expense related to this event. Cost of sales for fiscal 2008 also includes $21.4 million of costs, including product write offs, logistics, and other costs related to the voluntary recalls.

Gross margin grew 8.6 percent in fiscal 2008 versus fiscal 2007, driven by higher volume, cost savings initiatives and net price realization. Gross margin as a percent of net sales declined 40 basis points from fiscal 2007 to fiscal 2008. This primarily reflects declines in our Bakeries and Foodservice segment, where we took price increases designed to offset cost increases on a dollar basis, but gross margin as a percent of net sales declined.

Selling, general, and administrative (SG&A) expenses increased by $235.7 million in fiscal 2008 versus fiscal 2007. The increase in SG&A expenses from fiscal 2007 was largely the result of a 13.2 percent increase in media and other consumer marketing spending consistent with our brand-building strategy, $30.1 million more foreign exchange losses than a year ago, higher levels of compensation and benefits, a 7.1 percent increase in research and development expense supporting our innovation initiatives, and $9.2 million of costs associated with the remarketing of the Class A and Series B-1 Interests in our subsidiary General Mills Cereals, LLC (GMC). SG&A expense as a percent of net sales was essentially flat compared to fiscal 2007.

Net interest for fiscal 2008 totaled $421.7 million, $4.8 million lower than fiscal 2007. Average interest-bearing instruments increased $467.3 million leading to a $29.3 million increase in net interest, while average interest rates decreased 50 basis points generating a $34.1 million decrease in net interest. Net interest includes preferred distributions paid on minority interests. The average rate on our total outstanding debt and minority interests was 5.8 percent in fiscal 2008 compared to 6.3 percent in fiscal 2007.

Restructuring, impairment, and other exit costs totaled $21.0 million in fiscal 2008 as follows:

Expense (Income), In Millions

Closure of Poplar, Wisconsin plant	$2.7
Closure and sale of Allentown, Pennsylvania frozen waffle plant	9.4
Closure of leased Trenton, Ontario frozen dough plant	10.9
Restructuring of production scheduling and discontinuation of cake product line at Chanhassen, Minnesota plant	1.6
Gain on sale of previously closed Vallejo, California plant	(7.1)
Charges associated with restructuring actions previously announced	3.5

Total	$21.0

We approved a plan to transfer Old El Paso production from our Poplar, Wisconsin facility to other plants and to close the Poplar facility to improve capacity utilization and reduce costs. This action affects 113 employees at the Poplar facility and resulted in a charge of $2.7 million consisting entirely of employee severance. Due to declining financial results, we decided to exit our frozen waffle product line (retail and foodservice) and to close our frozen waffle plant in Allentown, Pennsylvania, affecting 111 employees. We recorded a charge consisting of $3.5 million of employee severance and a $5.9 million non-cash impairment charge against long-lived assets at the plant. We also completed an analysis of the viability of our Bakeries and Foodservice frozen dough facility in Trenton, Ontario, and decided to close the facility, affecting 470 employees. We recorded a charge consisting of $8.4 million for employee expenses and $2.5 million in charges for shutdown and decommissioning costs. We lease the Trenton plant under an agreement expiring in fiscal 2013. We expect to make limited use of the plant during fiscal 2009 while we evaluate sublease or lease termination options. These actions, including the anticipated timing of the disposition of the plants we will close, are expected to be completed by the end of the third quarter of fiscal 2009. We also restructured our production scheduling and discontinued our cake production line at our Chanhassen, Minnesota Bakeries and Foodservice plant. These actions affected 125 employees, and we recorded a $3.0 million charge for employee severance, partially offset by a $1.4 million gain from the sale of long-lived assets during the fourth quarter of fiscal 2008. This action is expected to be completed by the end of the first quarter of fiscal 2009. Finally, we recorded additional charges of $3.5 million primarily related to previously announced Bakeries and Foodservice segment restructuring actions including employee severance for 38 employees.

Collectively, the charges we expect to incur with respect to these fiscal 2008 restructuring actions total $65 million, of which $43.3 million has been recognized in fiscal 2008. This includes a $17.7 million non-cash charge related to accelerated depreciation on long-lived assets at our plant in Trenton, Ontario and $0.8 million of inventory write offs at our plants in Chanhassen, Minnesota and Allentown, Pennsylvania. The accelerated depreciation charge is recorded in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate items in our segment results.

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. The effective tax rate for fiscal 2008 was 34.4 percent compared to 34.3 percent for the same period of fiscal 2007. The 0.1 percentage point increase is the result of an increase in the state income tax rate due to more income in higher rate jurisdictions and lower foreign tax credits. These items were offset by a favorable U.S. Federal District Court decision on an uncertain tax matter that reduced our liability for uncertain tax positions and related accrued interest by $30.7 million. The IRS has appealed the District Court decision, and accordingly, its ultimate resolution is subject to change.

After-tax earnings from joint ventures totaled $110.8 million in fiscal 2008, compared to $72.7 million in fiscal 2007. In fiscal 2008, net sales for Cereal Partners Worldwide (CPW) grew 23.3 percent driven by higher volume, key new product introductions including Oats & More in the United Kingdom and Nesquik Duo across a number of regions, favorable foreign currency effects, and the benefit of a full year of sales from the Uncle Tobys acquisition, which closed in July 2006. Our fiscal 2008 after-tax earnings from joint ventures was benefited by $15.9 million for our share of a gain on the sale of a CPW property in the United Kingdom. Net sales for our Häagen-Dazs joint ventures in Asia increased 15.7 percent in fiscal 2008 as a result of favorable foreign exchange and introductory product shipments. During the third quarter of fiscal 2008, the 8th Continent soymilk business was sold. Our 50 percent share of the after-tax gain on the sale was $2.2 million. During fiscal 2008, we recognized $1.7 million of this gain in after-tax earnings from joint ventures. We will record an additional after-tax gain of up to $0.5 million in the first quarter of fiscal 2010 if certain conditions are satisfied.

Average diluted shares outstanding decreased by 13.3 million from fiscal 2007 due to our repurchase of 23.9 million shares of stock during fiscal 2008, partially offset by the issuance of 14.3 million shares to settle a forward purchase contract with an affiliate of Lehman Brothers, Inc. (Lehman Brothers), the issuance of shares upon stock option exercises, the issuance of annual stock awards, and the vesting of restricted stock units.

FISCAL 2008 CONSOLIDATED BALANCE SHEET ANALYSIS
Cash and cash equivalents increased $243.9 million from fiscal 2007, as discussed in the “Liquidity” section below.

Receivables increased $128.7 million from fiscal 2007, mainly driven by higher international sales levels and foreign exchange translation. The allowance for doubtful accounts was unchanged from fiscal 2007.

Inventories increased $193.4 million from fiscal 2007 due to an increase in the prices and levels of grain inventories, as well as a higher level of finished goods. These increases were partially offset by an increase in the reserve for the excess of first in, first out (FIFO) inventory costs over last in, first out (LIFO) inventory costs of $47.7 million.

Prepaid expenses and other current assets increased $67.5 million, as derivative and other receivables increased $91.3 million, partially offset by a $13.2 million decrease in interest rate swap receivables.

Land, buildings, and equipment increased $94.2 million, as capital expenditures of $522.0 million were partially offset by depreciation expense of $455.1 million, including accelerated depreciation charges against long-lived assets related to restructured facilities in Trenton, Ontario and Poplar, Wisconsin. In addition, our Lanus, Argentina plant was destroyed by fire and we sold facilities in Allentown, Pennsylvania and Vallejo, California in fiscal 2008.

Goodwill and other intangible assets increased $33.9 million from fiscal 2007 as increases from foreign currency translation of $170.5 million and the finalization of purchase accounting for the Saxby Bros. Limited and Uncle Tobys acquisitions of $15.3 million were partially offset by a $151.9 million decrease due to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48).

Other assets increased $163.5 million from fiscal 2007, driven by a $91.6 million increase in our prepaid pension asset following our annual update of assumptions and fiscal 2008 asset performance, and a $92.1 million increase in interest rate derivative receivables resulting from a decrease in interest rates.

Accounts payable increased $159.4 million to $937.3 million in fiscal 2008 from higher vendor payables associated with increases in inventories and payables for construction in progress, as well as foreign exchange translation.

Long-term debt, including current portion, and notes payable together increased $793.4 million from fiscal 2007 due to borrowings utilized for the repurchase of $843.0 million of Series B-1 limited membership interests in GMC.

The current and noncurrent portions of deferred income taxes increased $117.1 million to $1,483.0 million due to increases in our pension asset and the beneficial tax treatment for certain inventories and investments, partially offset by increases in our deferred compensation deferred tax asset. We also incurred $98.1 million of deferred income tax expense in fiscal 2008.

Other current liabilities decreased $839.0 million to $1,239.8 million, reflecting the adoption of FIN 48, which required us to reclassify $810.6 million of accrued taxes and related interest from current to noncurrent based on the expected timing of any required future payments.

Other liabilities increased $694.0 million, driven by increases to accrued taxes of $628.6 million from the adoption of FIN 48 and increases in interest rate swap liabilities of $66.6 million.

Our minority interests decreased by $896.5 million mainly as a result of our repurchase of the Series B-1 limited membership interests in GMC and the preferred stock of General Mills Capital, Inc., net of proceeds from the sale of additional Class A interests in GMC.

Retained earnings increased $765.4 million, reflecting fiscal 2008 net earnings of $1,294.7 million less dividends of $529.7 million. Treasury stock decreased $4,539.6 million due to the retirement of $5,080.8 million of treasury stock and a $581.8 million decrease related to the settlement of a forward purchase contract with Lehman Brothers, offset by share repurchases of $1,384.6 million. Additional paid in capital decreased $4,692.2 million due to a $5,068.3 million decrease from the treasury stock retirement, offset by increases of $168.2 million related to the Lehman Brothers contract and $133.2 million related to stock compensation expense recognized in fiscal 2008 earnings. Accumulated other comprehensive income (loss) increased by $296.4 million after-tax, driven by favorable foreign exchange translation of $246.3 million.

FISCAL 2007 CONSOLIDATED RESULTS OF OPERATIONS
For fiscal 2007, we reported diluted EPS of $3.18, up 9.7 percent from $2.90 per share earned in fiscal 2006. Earnings after tax were $1,143.9 million in fiscal 2007, up 4.9 percent from $1,090.3 million in fiscal 2006.

The components of net sales growth are shown in the following table:

Components of Net Sales Growth

Fiscal 2007
vs. 2006

Contributions from volume growth(a)	3.4 pts
Net price realization and product mix	2.2 pts
Foreign currency exchange	0.6 pts

Net sales growth	6.2 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales for fiscal 2007 grew 6.2 percent to $12.4 billion, driven by 3.4 percentage points from volume growth, mainly in our U.S. Retail and International segments, and 2.2 percentage points of growth from net price realization and product mix across many of our businesses. In addition, foreign currency exchange effects added 0.6 percentage points of growth.

Cost of sales was up $410.3 million in fiscal 2007 versus fiscal 2006. Higher volume drove $264.4 million of this increase along with an increase of $145.9 million in input costs and changes in mix. Cost of sales as a percent of net sales decreased from 64.4 percent in fiscal 2006 to 63.9 percent in fiscal 2007 as $115.0 million of higher ingredient (mostly grains and dairy) and energy costs were more than offset by efficiency gains at our manufacturing facilities.

SG&A expenses increased by $211.6 million in fiscal 2007 versus fiscal 2006. SG&A expense as a percent of net sales increased from 18.6 percent in fiscal 2006 to 19.2 percent in fiscal 2007. The increase in SG&A expense from fiscal 2006 was largely the result of an 8.2 percent increase in media and brand-building consumer marketing spending and $68.8 million of incremental stock compensation expense resulting from our adoption of SFAS No. 123 (Revised), “Share-Based Payment” (SFAS 123R).

Net interest for fiscal 2007 totaled $426.5 million, $26.9 million higher than net interest for fiscal 2006. Higher interest rates caused nearly all of the increase. Net interest includes preferred distributions paid on minority interests. The average rate on our total outstanding debt and minority interests was 6.3 percent in fiscal 2007, compared to 5.8 percent in fiscal 2006.

Restructuring, impairment, and other exit costs totaled $39.3 million in fiscal 2007 as follows:

Expense (Income), In Millions

Non-cash impairment charge for certain Bakeries and Foodservice product lines	$36.7
Gain from our previously closed plant in San Adrian, Spain	(7.3)
Loss from divestitures of our par-baked bread and frozen pie product lines	9.6
Charges associated with restructuring actions previously announced	0.3

Total	$39.3

In fiscal 2007, we concluded that the future cash flows generated by certain product lines in our Bakeries and Foodservice segment would not be sufficient to recover the net book value of the related long-lived assets, and we recorded a noncash impairment charge against these assets.

The effective income tax rate was 34.3 percent for fiscal 2007, including an increase of $29.4 million in benefits from our international tax structure and benefits from the settlement of tax audits. In fiscal 2006, our effective income tax rate was 34.5 percent, including the benefit of $11.0 million of adjustments to deferred tax liabilities associated with our International segment’s brand intangibles.

After-tax earnings from joint ventures totaled $72.7 million in fiscal 2007, compared to $69.2 million in fiscal 2006. In fiscal 2007, net sales for CPW grew 17.9 percent, including 5.5 points of incremental sales from the Uncle Tobys cereal business it acquired in Australia. In February 2006, CPW announced a restructuring of its manufacturing plants in the United Kingdom. Our after-tax earnings from joint ventures were reduced by

$8.2 million in both fiscal 2007 and 2006 for our share of the restructuring costs, mainly accelerated depreciation and severance. Net sales for our Häagen-Dazs joint ventures in Asia declined 6.8 percent in fiscal 2007, reflecting a change in our reporting period for these joint ventures. We changed this reporting period to include results through March 31. In previous years, we included results for the twelve months ended April 30. Accordingly, fiscal 2007 included only 11 months of results from these joint ventures, compared to 12 months in fiscal 2006. The impact of this change was not material to our consolidated results of operations, so we did not restate prior periods for comparability.

Average diluted shares outstanding decreased by 18.6 million from fiscal 2006 due to our repurchase of 25.3 million shares of stock during fiscal 2007, partially offset by increases in diluted shares outstanding from the issuance of annual stock awards.

RESULTS OF SEGMENT OPERATIONS
Our businesses are organized into three operating segments: U.S. Retail; International; and Bakeries and Foodservice.

The following tables provide the dollar amount and percentage of net sales and operating profit from each reportable segment for fiscal years 2008, 2007, and 2006:

Net Sales

		Percent of		Percent of		Percent of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
	Fiscal Year
In Millions	2008		2007		2006

U.S. Retail	$9,072.0	66.5%	$8,491.3	68.2%	$8,136.3	69.5%
International	2,558.8	18.7%	2,123.4	17.1%	1,837.0	15.7%
Bakeries and Foodservice	2,021.3	14.8%	1,826.8	14.7%	1,738.0	14.8%

Total	$13,652.1	100.0%	$12,441.5	100.0%	$11,711.3	100.0%

Segment Operating Profit

		Percent of		Percent of		Percent of
	Segment	Segment	Segment	Segment	Segment	Segment
	Operating	Operating	Operating	Operating	Operating	Operating
	Profit	Profit	Profit	Profit	Profit	Profit
	Fiscal Year
In Millions	2008		2007		2006

U.S. Retail	$1,971.2	81.9%	$1,896.6	84.0%	$1,801.4	85.3%
International	268.9	11.2%	215.7	9.5%	193.9	9.2%
Bakeries and Foodservice	165.4	6.9%	147.8	6.5%	116.3	5.5%

Total	$2,405.5	100.0%	$2,260.1	100.0%	$2,111.6	100.0%

Segment operating profit excludes unallocated corporate items of $156.7 million for fiscal 2008, $163.0 million for fiscal 2007, and $122.8 million for fiscal 2006; and also excludes restructuring, impairment, and other exit costs because these items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by our executive management.

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

The components of the changes in net sales are shown in the following table:

Components of U.S. Retail Net Sales Growth

	Fiscal 2008	Fiscal 2007
	vs. 2007	vs. 2006

Contributions from volume growth(a)	3.3 pts	2.3 pts
Net price realization and product mix	3.5 pts	2.1 pts

Change in Net Sales	6.8 pts	4.4 pts

(a)	Measured in tons based on the stated weight of our product shipments.

In fiscal 2008, net sales for our U.S. Retail segment were $9.1 billion, up 6.8 percent from fiscal 2007. This growth in net sales was the result of a 3.5 percentage point benefit from net price realization and product mix as well as a 3.3 percentage point increase in volume, led by strong growth in our grain snacks and yogurt businesses.

Net sales for this segment totaled $8.5 billion in fiscal 2007 and $8.1 billion in fiscal 2006. Volume increased 2.3 percentage points in fiscal 2007 versus fiscal 2006, led by strong growth in our grain snacks business as well as volume increases in our Yoplait, Meals, and Pillsbury divisions. The volume increase was largely driven by higher levels of consumer marketing spending and new product innovation, resulting in higher sales to key customers.

All of our U.S. Retail divisions experienced net sales growth in fiscal 2008 as shown in the tables below:

U.S. Retail Net Sales by Division

	Fiscal Year
In Millions	2008	2007	2006

Big G	$2,028.0	$1,932.9	$1,902.3
Meals	2,006.1	1,909.2	1,815.4
Pillsbury	1,673.4	1,591.4	1,549.8
Yoplait	1,293.1	1,170.7	1,099.4
Snacks	1,197.6	1,066.5	967.3
Baking Products	723.3	666.7	650.2
Small Planet Foods and Other	150.5	153.9	151.9

Total	$9,072.0	$8,491.3	$8,136.3

U.S. Retail Change in Net Sales by Division

	Fiscal 2008	Fiscal 2007
	vs. 2007	vs. 2006

Big G	4.9%	1.6%
Meals	5.1	5.2
Pillsbury	5.2	2.7
Yoplait	10.5	6.5
Snacks	12.3	10.3
Baking Products	8.5	2.5
Small Planet Foods	6.3	21.3

Total	6.8%	4.4%

In fiscal 2008, Big G cereals net sales grew 4.9 percent, driven by strong performance in core brands including Cheerios varieties and Fiber One cereals. Net sales for Meals grew by 5.1 percent led by Progresso ready-to-serve soups. Pillsbury net sales increased 5.2 percent led by Totino’s frozen pizza and hot snacks and Pillsbury refrigerated baked goods. Yoplait net sales grew 10.5 percent due to strong performance by Yoplait Light yogurt and new products including Yo-Plus and Fiber One yogurt. Net sales for Snacks grew 12.3 percent led by continued strong sales for Nature Valley grain snacks and Fiber One bars. Baking Products net sales grew 8.5 percent due to increases in Betty Crocker cookie mixes, Gold Medal flour, and the launch of Warm Delights Minis.

For fiscal 2007, Big G cereals net sales grew 1.6 percent as a result of new product launches such as Fruity Cheerios and Nature Valley cereals, and continued strong performance of the Cheerios franchise. Net sales for Meals grew 5.2 percent led by the introduction of Progresso reduced sodium soups and Hamburger Helper Microwave Singles and the continued strong performance of our other Hamburger Helper and Progresso offerings. Net sales for Pillsbury increased 2.7 percent as core refrigerated dough products, Totino’s Pizza Rolls pizza snacks, and Toaster Strudel pastries all generated solid growth. Yoplait net sales grew 6.5 percent due to strong performance by Yoplait Light, Go-GURT, and Yoplait Kids yogurt. Net sales for Snacks grew 10.3 percent led by continuing growth for Nature Valley granola bars and the introduction of Fiber One bars. Baking Products net sales grew 2.5 percent reflecting greater focus on product lines such as Bisquick baking mix and Warm Delights microwaveable desserts.

Segment operating profit of $2.0 billion in fiscal 2008 improved $74.6 million, or 3.9 percent, over fiscal 2007. Net price realization increased segment operating profit by $317.0 million and volume growth increased segment operating profit by $95.4 million.

These were offset by increased supply chain input costs of $181.0 million, higher administrative costs, and an 11.7 percent increase in consumer marketing expense consistent with our brand-building strategy. Voluntary product recalls reduced segment operating profit by $24.0 million.

Segment operating profit of $1.9 billion in fiscal 2007 improved $95.2 million, or 5.3 percent, over fiscal 2006. Unit volume increased segment operating profit by $90.3 million, and inflation in ingredients (mostly grains and dairy), energy, and labor costs was more than offset by efficiency gains at our manufacturing facilities resulting from cost-saving capital projects, changes to product formulations, and continued actions to reduce low-turning products. These increases in segment operating profit were partially offset by a 5.7 percent increase in brand-building consumer marketing spending.

International Segment In Canada, our major product categories are ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, and grain, fruit and savory snacks. In markets outside North America, our product categories include super-premium ice cream, grain snacks, shelf stable and frozen vegetables, dough products, and dry dinners. Our International segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities are reported in the region or country where the end customer is located. These international businesses are managed through 34 sales and marketing offices.

The components of net sales growth are shown in the following table:

Components of International Net Sales Growth

	Fiscal 2008	Fiscal 2007
	vs. 2007	vs. 2006

Contributions from volume growth(a)	5.9 pts	7.5 pts
Net price realization and product mix	5.6 pts	3.9 pts
Foreign currency exchange	9.0 pts	4.2 pts

Net sales growth	20.5 pts	15.6 pts

(a)	Measured in tons based on the stated weight of our product shipments.

For fiscal 2008, net sales for our International segment were $2.6 billion, up 20.5 percent from fiscal 2007. Net sales totaled $2.1 billion in fiscal 2007, up 15.6 percent from $1.8 billion in fiscal 2006.

Net sales growth for our International segment by geographic region is shown in the following tables:

International Net Sales by Geographic Region

	Fiscal Year

In Millions	2008	2007	2006

Europe	$898.5	$756.3	$628.3
Canada	697.0	610.4	565.9
Asia/Pacific	577.4	462.0	404.5
Latin America and South Africa	385.9	294.7	238.3

Total	$2,558.8	$2,123.4	$1,837.0

International Change in Net Sales by Geographic Region

	Fiscal 2008	Fiscal 2007
	vs. 2007	vs. 2006

Europe	18.8%	20.4%
Canada	14.2	7.9
Asia/Pacific	25.0	14.2
Latin America and South Africa	30.9	23.7

Total	20.5%	15.6%

In fiscal 2008, net sales in Europe increased 18.8 percent reflecting strong performance from Old El Paso and Häagen-Dazs in the United Kingdom. Continued success from the launch of Nature Valley granola bars in several European markets and favorable foreign exchange also contributed to the region’s growth. Net sales in Canada increased 14.2 percent including favorable foreign exchange. In the Asia/Pacific region, net sales increased 25.0 percent led by double-digit growth for Häagen-Dazs ice cream and Wanchai Ferry dumplings and meal kits in China. In Latin America and South Africa, net sales increased 30.9 percent led by Diablitos canned meat spread in Venezuela and pricing actions taken in other countries.

In fiscal 2007, net sales in Europe grew 20.4 percent reflecting 14.6 percent growth in net sales of Häagen-Dazs ice cream and continued strong performance from Old El Paso and Green Giant across the region, and especially in the United Kingdom. The acquisition of Saxby Bros. Limited, a chilled pastry company in the

United Kingdom, contributed less than 1 point of net sales growth. Net sales in Canada increased 7.9 percent, led by 34.8 percent net sales growth on Nature Valley snack bars, 6.0 percent net sales growth in cereals, and 10.6 percent net sales growth on Old El Paso products. Asia/Pacific net sales increased 14.2 percent led by 16.5 percent net sales growth for Häagen-Dazs in China. Latin America and South Africa net sales increased 23.7 percent led by 19.6 percent growth in our Diablitos product line and the re-launch of Häagen-Dazs in Latin America.

Segment operating profit for fiscal 2008 grew to $268.9 million, up 24.7 percent from fiscal 2007, with foreign currency exchange contributing 9.1 points of that growth. Segment operating profit increased by $37.5 million mainly from higher volumes. Net price realization more than offset higher supply chain input costs, a 21.7 percent increase in consumer marketing expense, and administrative cost increases.

Segment operating profit for fiscal 2007 grew to $215.7 million, up 11.2 percent from fiscal 2006, with foreign currency exchange contributing 4.5 points of that growth. The growth was led by a $45.6 million increase from higher volumes driven by increases in consumer marketing spending. Net price realization offset supply chain and administrative cost increases.

Bakeries and Foodservice Segment In our Bakeries and Foodservice segment we sell branded ready-to-eat cereals, snacks, dinner and side dish products, refrigerated and soft-serve frozen yogurt, frozen dough products, branded baking mixes, and custom food items. Our customers include foodservice distributors and operators, convenience stores, vending machine operators, quick service and other restaurant operators, and business and school cafeterias in the United States and Canada. In addition, we market mixes and unbaked and fully baked frozen dough products throughout the United States and Canada to retail, supermarket, and wholesale bakeries.

The components of the change in net sales are shown in the following table:

Components of Bakeries and Foodservice Net Sales Growth

	Fiscal 2008		Fiscal 2007
	vs. 2007		vs. 2006

Contributions from volume growth on continuing businesses(a)	(1	.3) pts	3	.9 pts
Net price realization and product mix	15	.8 pts	3	.1 pts
Divested product lines	(3	.9) pts	(1	.9) pts

Net sales growth	10	.6 pts	5	.1 pts

(a)	Measured in tons based on the stated weight of our product shipments.

For fiscal 2008, net sales for our Bakeries and Foodservice segment increased 10.6 percent to $2.0 billion. The growth in fiscal 2008 net sales was driven mainly by 15.8 percentage points of benefit from net price realization and product mix, as we took price increases to offset higher supply chain input costs. This was partially offset by a 1.3 percentage point decline in volume on continuing businesses, mainly in the distributors and restaurants customer channel, and a 3.9 percentage point decline due to the effects of divested product lines.

Net sales increased 5.1 percent from fiscal 2006 to fiscal 2007. Fiscal 2007 volume grew 3.9 percentage points compared to fiscal 2006, driven by: increased sales of higher margin, branded products and the introduction of new products to customers such as schools, hotels, restaurants, and convenience stores; improved innovation in foodservice products; and favorable net price realization.

Net sales growth for our Bakeries and Foodservice segment by customer segment is shown in the following tables:

Bakeries and Foodservice Net Sales by Customer Segment

	Fiscal Year

In Millions	2008	2007	2006

Distributors and restaurants	$902.0	$864.8	$887.0
Bakery channels	927.8	780.5	688.1
Convenience stores and vending	191.5	181.5	162.9

Total	$2,021.3	$1,826.8	$1,738.0

Bakeries and Foodservice Change in Net Sales by Customer Segment

	Fiscal 2008	Fiscal 2007
	vs. 2007	vs. 2006

Distributors and restaurants	4.3%	(2.5)%
Bakery channels	18.9	13.4
Convenience stores and vending	5.5	11.4

Total	10.6%	5.1%

In fiscal 2008, segment operating profits were $165.4 million, up 11.9 percent from $147.8 million in fiscal 2007. The increase for the year was driven by grain merchandising activities and benefits from prior restructuring activities. Net price realization offset higher supply chain input costs and a decrease in volume.

Segment operating profits were $147.8 million in fiscal 2007, up 27.1 percent from $116.3 million in fiscal 2006. The business was able to offset high levels of input cost inflation with a combination of pricing actions, sourcing productivity, and manufacturing improvements.

Unallocated Corporate Items Unallocated corporate items include variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, all stock compensation costs, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance. This includes restructuring, impairment, and other exit costs, as well as gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments in accordance with our internal hedge documentation as discussed in Note 7 of the Consolidated Financial Statements in Item 8 of this report.

For fiscal 2008, unallocated corporate items totaled $156.7 million of expense compared to $163.0 million for the same period last year. During fiscal 2008, we recognized a net gain of $59.6 million related to the mark-to-market valuation of certain commodity positions and a previously deferred gain of $10.8 million on the sale of a corporate investment. These gains were offset by $25.6 million of unfavorable foreign exchange, $18.5 million of charges to cost of sales, primarily accelerated depreciation on long-lived assets associated with previously announced restructuring actions, and $9.2 million of expense related to the remarketing of minority interests in our GMC subsidiary.

Unallocated corporate items were $163.0 million in fiscal 2007 compared to $122.8 million in fiscal 2006. Fiscal 2007 included $68.8 million of incremental expense relating to the impact of the adoption of SFAS 123R, and fiscal 2006 included $32.7 million of charges related to increases in environmental reserves and a write-down of the asset value of a low-income housing investment. Excluding these items, unallocated corporate items were essentially unchanged from fiscal 2006.

Joint Ventures In addition to our consolidated operations, we participate in several joint ventures.

International Joint Ventures We have a 50 percent equity interest in CPW, which manufactures and markets ready-to-eat cereal products in more than 130 countries and republics outside the United States and Canada. CPW also markets cereal bars in several European countries and manufactures private label cereals for customers in the United Kingdom. Results from our CPW joint venture are reported for the 12 months ended March 31. On July 14, 2006, CPW acquired the Uncle Tobys cereal business in Australia for $385.6 million. We funded our 50 percent share of the purchase price by making additional advances to and equity contributions in CPW totaling $135.1 million (classified as investments in affiliates, net on the Consolidated Statements of Cash Flows) and by acquiring a 50 percent undivided interest in certain intellectual property for $57.7 million (classified as acquisitions on the Consolidated Statements of Cash Flows). We funded the advances to and our equity contribution in CPW from cash generated by our international operations, including our international joint ventures.

We have 50 percent equity interests in Häagen-Dazs Japan, Inc. and Häagen-Dazs Korea Company. These joint ventures manufacture, distribute, and market Häagen-Dazs ice cream products and frozen novelties. In fiscal 2007, we changed the reporting period for the Häagen-Dazs joint ventures. Accordingly, fiscal 2007 includes only 11 months of results from these joint ventures compared to 12 months in fiscal 2008 and fiscal 2006.

Domestic Joint Venture During fiscal 2008, the 8th Continent soy milk business was sold, and our 50 percent share of the after-tax gain on the sale was $2.2 million, of which $1.7 million was recorded in fiscal 2008. We will record an additional gain in the first quarter of fiscal 2010 if certain conditions related to the sale are satisfied.

Our share of after-tax joint venture earnings increased from $72.7 million in fiscal 2007 to $110.8 million in fiscal 2008. This growth was largely driven by strong sales growth, favorable foreign exchange, and our share of the gain from the sale of a property.

Our after-tax share of CPW restructuring, impairment, and other exit costs pursuant to approved plans during fiscal 2008 and prior years was as follows:

	Fiscal Year

Expense (Income), In Millions	2008	2007	2006

Gain on sale of property	$(15.9)	$–	$–
Accelerated depreciation charges and severance associated with previously announced restructuring actions	4.5	8.2	8.0
Other charges resulting from fiscal 2008 restructuring actions	3.2	–	–

Total	$(8.2)	$8.2	$8.0

Our share of after-tax joint venture earnings increased from $69.2 million in fiscal 2006 to $72.7 million in fiscal 2007. This growth was largely driven by strong core brand volume and organic net sales growth, new product innovation, and increases in brand-building consumer marketing spending, partially offset by a $2.0 million impact of the change in reporting period for the Häagen-Dazs joint ventures and a $8.2 million restructuring charge in 2007.

The change in net sales for each joint venture is set forth in the following table:

Joint Ventures Change in Net Sales

	Fiscal 2008	Fiscal 2007
	vs. 2007	vs. 2006

CPW	23.3%	17.9%
Häagen-Dazs (11 months in fiscal 2007 and 12 months in fiscal 2008 and fiscal 2006)	15.7	(6.8)
8th Continent	NM	2.5

Joint Ventures	20.6%	12.6%

For fiscal 2008, CPW net sales grew by 23.3 percent reflecting higher volume, key new product introductions including Oats & More in the United Kingdom and Nesquik Duo across a number of regions, favorable foreign currency effects, and the benefit of a full year of sales from the fiscal 2007 Uncle Tobys acquisition. Net sales for our Häagen-Dazs joint ventures increased 15.7 percent from fiscal 2007, as a result of favorable foreign exchange and introductory product shipments.

For fiscal 2007, CPW net sales grew by 17.9 percent reflecting the introduction of new products and favorable currency translation. The acquisition of Uncle Tobys in Australia also contributed 5.5 points of CPW’s net sales growth. Net sales for our Häagen-Dazs joint ventures declined 6.8 percent from fiscal 2006, reflecting the change in our reporting period for these joint ventures.

Selected cash flows from our joint ventures are set forth in the following table:

Selected Cash Flows from Joint Ventures

	Fiscal Year
Inflow (Outflow), In Millions	2008	2007	2006

Advances to joint ventures	$(20.6)	$(141.4)	$(7.0)
Repayments of advances	95.8	38.0	–
Dividends received	108.7	45.2	77.4

IMPACT OF INFLATION
We have experienced strong levels of input cost inflation since fiscal 2006. Our gross margin performance in fiscal 2008 reflects the impact of significant input cost inflation, primarily from commodities and energy inputs.

For fiscal 2009, we expect inflationary trends to accelerate, with input costs (fuel, energy, commodities, and employee benefits) forecasted to be 9 percent higher than fiscal 2008 levels. We expect to mitigate this inflationary pressure through cost saving initiatives and pricing.

We attempt to minimize the effects of inflation through appropriate planning and operating practices. Our risk management practices are discussed in Item 7A of this report.

LIQUIDITY
The primary source of our liquidity is cash flow from operations. Over the most recent three-year period, our operations have generated $5.3 billion in cash. A substantial portion of this operating cash flow has been returned to stockholders annually through share repurchases and dividends. We also use this source of liquidity to fund our annual capital expenditures. We typically use a combination of available cash, notes payable, and long-term debt to finance acquisitions and major capital expansions.

Cash Flows from Operations

	Fiscal Year
In Millions	2008	2007	2006

Net earnings	$1,294.7	$1,143.9	$1,090.3
Depreciation and amortization	459.2	417.8	423.9
After-tax earnings from joint ventures	(110.8)	(72.7)	(69.2)
Stock-based compensation	133.2	127.1	44.6
Deferred income taxes	98.1	26.0	25.9
Distributions of earnings from joint ventures	108.7	45.2	77.4
Tax benefit on exercised options	(55.7)	(73.1)	40.9
Pension, other postretirement, and postemployment benefit costs	(24.8)	(53.6)	(74.2)
Restructuring, impairment, and other exit costs (income)	(1.7)	39.1	29.8
Changes in current assets and liabilities	(126.7)	149.1	183.9
Other, net	(44.3)	2.4	70.2

Net cash provided by operating activities	$1,729.9	$1,751.2	$1,843.5

Our cash flow from operations decreased $21.3 million from fiscal 2007 to fiscal 2008 as a $150.8 million increase in net earnings and the $72.1 million effect of changes in deferred income taxes were more than offset by an increase of $275.8 million in working capital compared to the prior year. Accounts receivable was a $69.9 million increased use of cash, partially offset by a $37.3 million increase in cash from accounts payable, and inventory was a $49.1 million increased use of cash in fiscal 2008. Working capital also includes $59.6 million of mark-to-market gains on our commodity derivatives. In addition, other current liabilities had a $173.1 million reduction to the source of cash driven by cash taxes paid in fiscal 2008.

We strive to grow a key measure, core working capital, at or below our growth in net sales. For fiscal 2008, core working capital grew 12.1 percent, more than our net sales growth of 9.7 percent, largely driven by the effect of increases in commodity prices on inventories and an increase in accounts receivable. In fiscal 2007, core working capital grew 4.2 percent, less than net sales growth of 6.2 percent, and in fiscal 2006, core working capital grew 5.0 percent and net sales grew 3.6 percent.

The $92.3 million decrease in cash flows from operations from fiscal 2006 to fiscal 2007 was the result of a reduction in our cash flows from working capital and a decrease in distributions of earnings from joint ventures, offset by an increase in net earnings.

Cash Flows from Investing Activities

	Fiscal Year
In Millions	2008	2007	2006

Purchases of land, buildings, and equipment	$(522.0)	$(460.2)	$(360.0)
Acquisitions	0.6	(83.4)	(26.5)
Investments in affiliates, net	64.6	(100.5)	0.3
Proceeds from disposal of land, buildings, and equipment	25.9	13.8	11.3
Proceeds from disposal of product lines	–	13.5	–
Other, net	(11.5)	19.7	4.9

Net cash used by investing activities	$(442.4)	$(597.1)	$(370.0)

In fiscal 2008, cash used by investing activities decreased by $154.7 million from fiscal 2007 when we funded our share of CPW’s acquisition of the Uncle Tobys cereal business in Australia (reflected in acquisitions and investments in affiliates, net), acquired Saxby Bros. Limited, and acquired our master franchisee of Häagen-Dazs shops in Greece. During fiscal 2008, we sold our former production facilities in Vallejo, California and Allentown, Pennsylvania, while in fiscal 2007 we sold our frozen pie product line, including a plant in Rochester, New York, and our par-baked bread product line, including plants in Chelsea, Massachusetts and Tempe, Arizona. Capital investment for land, buildings, and equipment increased by $61.8 million, as we continued to increase manufacturing capacity for our snack bars and yogurt products and began consolidating manufacturing for our Old El Paso business. We expect capital expenditures to increase to approximately $550 million in fiscal 2009, including initiatives that will: increase manufacturing capacity for Yoplait yogurt, Nature Valley bars, and Progresso soup; increase productivity throughout the supply chain; and continue upgrades to our International segment’s information technology systems.

Cash Flows from Financing Activities

	Fiscal Year
In Millions	2008	2007	2006

Change in notes payable	$946.6	$(280.4)	$1,197.4
Issuance of long-term debt	1,450.0	2,650.0	–
Payment of long-term debt	(1,623.4)	(2,323.2)	(1,386.0)
Settlement of Lehman Brothers forward purchase contract	750.0	–	–
Repurchase of Series B-1 limited membership interests in GMC	(843.0)	–	–
Repurchase of General Mills Capital, Inc. preferred stock	(150.0)	–	–
Proceeds from sale of Class A limited membership interests in GMC	92.3	–	–
Common stock issued	191.4	317.4	157.1
Tax benefit on exercised options	55.7	73.1	–
Purchases of common stock for treasury	(1,432.4)	(1,320.7)	(884.8)
Dividends paid	(529.7)	(505.2)	(484.9)
Other, net	(0.5)	(9.1)	(3.1)

Net cash used by financing activities	$(1,093.0)	$(1,398.1)	$(1,404.3)

Net cash used by financing activities decreased by $305.1 million in fiscal 2008. Further details for fiscal 2008 and fiscal 2007 financing actions are described in Note 8 to the Consolidated Financial Statements in Item 8 of this report.

On April 11, 2007, we issued $1.15 billion aggregate principal amount of floating-rate convertible senior notes. On April 11, 2008, the holders of those notes put $1.14 billion of the aggregate principal amount to us for repurchase. We issued commercial paper to fund the repurchase.

On March 17, 2008, we sold $750.0 million of 5.2 percent fixed-rate notes due March 17, 2015 and on August 29, 2007, we sold $700.0 million of 5.65 percent fixed-rate notes due September 10, 2012. The proceeds of the notes were used to repay outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. The notes may be redeemed at our option at any time for a specified make-whole amount. The notes are senior unsecured, unsubordinated obligations and contain a change of control provision, as defined in the instruments governing the notes.

On October 15, 2007, we settled the forward contract established with Lehman Brothers in October 2004 in conjunction with the issuance by Lehman Brothers of $750.0 million of notes that were mandatorily exchangeable for shares of our common stock. In settlement of that forward contract, we issued 14.3 million shares of our common stock and received $750.0 million in cash from Lehman Brothers. We used the cash received to reduce outstanding commercial paper balances.

On August 7, 2007, we repurchased for a net amount of $843.0 million all of the outstanding Series B-1 Interests in GMC as part of a required remarketing of those interests. The purchase price reflected the Series B-1 Interests’ original capital account balance of $835.0 million and $8.0 million of capital account appreciation attributable and paid to the third party holder of the Series B-1 Interests. The capital appreciation paid to the third party holder of the Series B-1 Interests was recorded as a reduction to retained earnings, a component of stockholders’ equity, on the Consolidated Balance Sheets, and reduced net earnings available to common stockholders in our basic and diluted EPS calculations.

We and the third party holder of all of GMC’s outstanding Class A limited membership interests (Class A Interests) agreed to reset, effective on June 28, 2007, the preferred rate of return applicable to the Class A Interests to the sum of three- month LIBOR plus 65 basis points. On June 28, 2007, we sold $92.3 million of additional Class A Interests to the same third party. There was no gain or loss associated with these transactions. As of May 25, 2008, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $242.3 million, and the capital account balance of the Class A Interests upon which preferred distributions are calculated was $248.1 million.

On June 28, 2007, we repurchased for $150.0 million all of the outstanding Series A preferred stock of our subsidiary General Mills Capital, Inc. using proceeds from the sale of the Class A Interests and commercial paper. There was no gain or loss associated with this repurchase.

During fiscal 2008, we repurchased 23.6 million shares of our common stock for an aggregate purchase price of $1,368.0 million, of which $0.1 million settled after the end of our fiscal year. In fiscal 2007, our Board of Directors authorized the repurchase of up to 75 million shares of our common stock. Purchases under the authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no specified termination date. During fiscal 2007, we repurchased 25.3 million shares for an aggregate purchase price of $1,385.2 million, of which $64.5 million settled after the end of our fiscal year. In fiscal 2006, we repurchased 18.8 million shares of common stock for an aggregate purchase price of $892.3 million.

Dividends paid in fiscal 2008 totaled $529.7 million, or $1.57 per share, a 9.0 percent per share increase from fiscal 2007. Dividends paid in fiscal 2007 totaled $505.2 million, or $1.44 per share, a 7.5 percent per share increase from fiscal 2006 dividends of $1.34 per share. Our Board of Directors approved a quarterly dividend increase from $0.40 per share to $0.43 per share effective with the dividend payable on August 1, 2008.

CAPITAL RESOURCES

	May 25,	May 27,
In Millions	2008	2007

Notes payable	$2,208.8	$1,254.4
Current portion of long-term debt	442.0	1,734.0
Long-term debt	4,348.7	3,217.7

Total debt	6,999.5	6,206.1
Minority interests	242.3	1,138.8
Stockholders’ equity	6,215.8	5,319.1

Total capital	$13,457.6	$12,664.0

The following table details the fee-paid committed credit lines we had available as of May 25, 2008:

In Billions	Amount

Credit facility expiring:
October 2010	$1.1
October 2012	1.9

Total committed credit facilities	$3.0

Commercial paper is a continuing source of short-term financing. We can issue commercial paper in the United States, Canada, and Europe. Our commercial paper borrowings are supported by $3.0 billion of fee-paid committed credit lines and $403.8 million in uncommitted lines. As of May 25, 2008, there were no amounts outstanding on the fee-paid committed credit lines and $133.8 million was drawn on the uncommitted lines, all by our international operations.

In October 2007, we entered into a new five-year credit agreement with an initial aggregate revolving commitment of $1.9 billion which is scheduled to expire in October 2012. Concurrent with the execution of the new credit agreement, we terminated our five-year credit agreement dated January 20, 2004, which provided $750.0 million of revolving credit and was scheduled to expire in January 2009, and our amended and restated credit agreement dated October 17, 2006, which provided $1.1 billion of revolving credit and was scheduled to expire in October 2007. We then terminated our credit agreement dated August 3, 2007, which provided an aggregate revolving commitment of $750.0 million and was scheduled to expire on December 6, 2007.

Our credit facilities, certain of our long-term debt agreements, and our minority interests contain restrictive covenants. As of May 25, 2008, we were in compliance with all of these covenants.

We have $442.0 million of long-term debt maturing in the next 12 months that is classified as current, including $109.5 million of notes that may mature based on the put rights of the note holders. We also have classified $150.6 million of long-term debt as current based on our intention to redeem the debt within the next 12 months. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

As of May 25, 2008, our total debt, including the impact of derivative instruments designated as hedges, was 65.7 percent in fixed-rate and 34.3 percent in floating-rate instruments compared to 50.0 percent each in fixed-rate and floating-rate instruments as of May 27, 2007. The change in the fixed-rate and floating-rate percentages were driven by the refinancing of $1.5 billion of commercial paper and minority interests with fixed-rate notes, and the new swap of $500.0 million of floating-rate debt to fixed-rate during fiscal 2008.

The Board of Directors approved the retirement of 125.0 million shares of common stock in treasury effective December 10, 2007. This action reduced common stock by $12.5 million, reduced additional paid-in capital by $5,068.3 million, and reduced common stock in treasury by $5,080.8 million on our Consolidated Balance Sheets.

We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts, purchase units, and units. As of May 25, 2008, $2.2 billion remained available under the shelf registration for future use.

We believe that growth in return on average total capital is a key performance measure. Return on average total capital improved from 11.1 percent in fiscal 2007 to 12.1 percent in fiscal

2008 due to higher operating results, the impact of net mark-to-market gains on certain commodity positions, and the effect of a discrete tax item. We also believe important measures of financial strength are the ratio of fixed charge coverage and the ratio of operating cash flow to debt. Our fixed charge coverage ratio in fiscal 2008 was 4.87 compared to 4.37 in fiscal 2007. The measure increased from fiscal 2007 as earnings before income taxes and after-tax earnings from joint ventures increased by $174.8 million and fixed charges decreased by $2.2 million. Our operating cash flow to debt ratio decreased 3.5 percent to 24.7 percent in fiscal 2008, driven by a slight decrease in cash flows from operations and an increase in our year end debt balance.

Currently, Standard and Poor’s (S&P) has ratings of BBB+ on our publicly held long-term debt and A-2 on our commercial paper. Moody’s Investors Services (Moody’s) has ratings of Baa1 for our long-term debt and P-2 for our commercial paper. Fitch Ratings (Fitch) rates our long-term debt BBB+ and our commercial paper F-2. These ratings are not a recommendation to buy, sell or hold securities, are subject to revision or withdrawal at any time by the rating organization, and should be evaluated independently of any other rating. We intend to manage our financial condition and ratios to maintain these ratings levels for the foreseeable future.

In April 2002, we contributed assets with an aggregate fair market value of $4.2 billion to our subsidiary GMC. The contributed assets consist primarily of manufacturing assets and intellectual property associated with the production and retail sale of Big G cereals, Progresso soups, and Old El Paso products in the United States. In exchange for the contribution of these assets, GMC issued its managing membership interest and its limited preferred membership interests to certain of our wholly owned subsidiaries. We continue to hold the entire managing membership interest, and therefore direct the operations of GMC. Other than the right to consent to certain actions, holders of the limited preferred membership interests do not participate in the management of GMC. We currently hold all interests in GMC other than the Class A Interests.

The terms of the Class A Interests are described in the Fifth Amended and Restated Limited Liability Company Agreement of GMC (the LLC Agreement). The holder of the Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 65 basis points, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $248.1 million). The LLC Agreement requires that the preferred return rate of the Class A Interests be adjusted every five years through a negotiated agreement between the Class A Interest holder and GMC, or through a remarketing auction. The next remarketing is scheduled to occur in June 2012 and thereafter in five year intervals. Upon a failed remarketing, the preferred return rate over three-month LIBOR will be increased by 75 basis points until the next remarketing, which will occur in 3 month intervals until a successful remarketing occurs or the managing member purchases the Class A Interests. The managing member may at any time elect to purchase all of the Class A Interests for an amount equal to the holder’s capital account balance (as adjusted in a mark-to-market valuation), plus any accrued but unpaid preferred returns and the prescribed make-whole amount.

Holders of the Class A Interests may initiate a liquidation of GMC under certain circumstances, including, without limitation, the bankruptcy of GMC or its subsidiaries, GMC’s failure to deliver the preferred distributions on the Class A Interests, GMC’s failure to comply with portfolio requirements, breaches of certain covenants, lowering of our senior debt rating below either Baa3 by Moody’s or BBB- by S&P, and a failed attempt to remarket the Class A Interests as a result of GMC’s failure to assist in such remarketing. In the event of a liquidation of GMC, each member of GMC will receive the amount of its then current capital account balance. The managing member may avoid liquidation by exercising its option to purchase the Class A Interests.

For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of GMC are included in our Consolidated Financial Statements. The return to the third party investor is reflected in net interest in the Consolidated Statements of Earnings. The third party investor’s interests in GMC are classified as minority interests on our Consolidated Balance Sheets. As discussed above, we may exercise our option to purchase the Class A Interests for consideration equal to the then current capital account value, plus any unpaid preferred return and the prescribed make-whole amount. If we purchase these interests, any change in the unrelated third party investor’s capital account from its original value will be charged directly to retained earnings and will increase or decrease the net earnings used to calculate EPS in that period.

OFF-BALANCE SHEET ARRANGEMENTS AND
CONTRACTUAL OBLIGATIONS
As of May 25, 2008, we have issued guarantees and comfort letters of $670.1 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $340.3 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases, which totaled $315.3 million as of May 25, 2008.

As of May 25, 2008, we had invested in 3 variable interest entities (VIEs). We have an interest in a contract manufacturer at our former facility in Geneva, Illinois. We are the primary beneficiary (PB) and have consolidated this entity as of May 25, 2008. This entity had property and equipment with a carrying value of $31.0 million and long-term debt of $31.8 million as of May 25, 2008. We also have an interest in a contract manufacturer in Greece that is a VIE. Although we are the PB, we have not consolidated this entity because it is not material to our results of operations, financial condition, or liquidity as of and for the year ended May 25, 2008. This entity had assets of $4.2 million and liabilities of $0.9 million as of May 25, 2008. We are not the PB of the remaining VIE. Our maximum exposure to loss from the 3 VIEs is limited to the $31.8 million of long-term debt of the contract manufacturer in Geneva, Illinois and our $1.1 million equity investment in the VIE of which we are not the PB.

On August 17, 2006, the Pension Protection Act (PPA) became law in the United States. The PPA revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. Most of these provisions are first applicable to our domestic defined benefit pension plans in fiscal 2009 on a phased-in basis. The PPA may ultimately require us to make additional contributions to our domestic plans. However, due to our historical funding practices and current funded status, we do not expect to have significant statutory or contractual funding requirements for our major defined benefit plans during the next several years. No fiscal 2009 domestic plan contributions are currently expected. Actual fiscal 2009 contributions could exceed our current projections, and may be influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, or by future changes in government requirements. Additionally, our projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and our future decisions regarding certain elective provisions of the PPA.

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments Due by Fiscal Year

					2014 and
In Millions	Total	2009	2010–11	2012–13	Thereafter

Long-term debt(a)	$4,789.8	$437.6	$511.4	$2,058.3	$1,782.5
Accrued interest	146.8	146.8	–	–	–
Operating leases	315.3	94.3	120.7	80.7	19.6
Capital leases	23.7	5.7	8.0	7.0	3.0
Purchase obligations(b)	2,770.9	2,324.1	279.8	112.7	54.3

Total	$8,046.5	$3,008.5	$919.9	$2,258.7	$1,859.4

(a)	Excludes $19.8 million related to capital leases and $18.9 million of bond premium and original issue discount.

(b)	Subsequent to May 25, 2008, we entered into sourcing contracts with contractual obligations of $391.1 million in 2009, $782.2 million in 2010-11, and $22.8 million in 2012-13.

Principal payments due on long-term debt are based on stated contractual maturities or put rights of certain note holders. The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer marketing spending commitments that support our brands. The fair value of our interest rate and equity swaps with a payable position to the counterparty was $220.1 million as of May 25, 2008, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations mainly consist of liabilities for uncertain income tax positions, accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement benefit, and postemployment benefit plans, and miscellaneous liabilities. We expect to pay $16.6 million of benefits from our unfunded postemployment benefit plans in fiscal 2009. Further information on all of these plans is included in Note 13 to the Consolidated Financial Statements in Item 8 of this report.

SIGNIFICANT ACCOUNTING ESTIMATES
For a complete description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in Item 8 of this report. Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement and postemployment benefits.

Promotional Expenditures Our promotional activities are conducted through our customers and directly or indirectly with end consumers. These activities include: payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays; discounts to our list prices to lower retail shelf prices and payments to gain distribution of new products; coupons, contests, and other incentives; and media and advertising expenditures. The media and advertising expenditures are recognized as expense when the advertisement airs. The cost of payments to customers and other consumer activities are recognized as the related revenue is recorded, which generally precedes the actual cash expenditure. The recognition of these costs requires estimation of customer participation and performance levels. These estimates are made based on the forecasted customer sales, the timing and forecasted costs of promotional activities, and other factors. Differences between estimated expenses and actual costs are normally insignificant and are recognized as a change in management estimate in a subsequent period. Our accrued trade, coupon, and consumer marketing liabilities were $446.0 million as of May 25, 2008, and $410.1 million as of May 27, 2007. Because our total promotional expenditures (including amounts classified as a reduction of revenues) are significant, if our estimates are inaccurate we would have to make adjustments that could have a material effect on our results of operations.

Valuation of Long-Lived Assets Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows independent of other asset groups. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent appraisals, as appropriate.

Intangible Assets Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors.

We evaluate the useful lives of our other intangible assets, mainly intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso, Häagen-Dazs and Uncle Tobys brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

Our indefinite-lived intangible assets, mainly brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2008 assessment of our brand intangibles as of December 1, 2007. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the brands; and a discount rate. All brand intangibles had fair values in excess of their carrying values by at least 20 percent, except for the Pillsbury brand, which we estimated had a fair value 3 percent higher than its carrying value. This brand comprises nearly one-half of our total indefinite-lived intangible assets.

If the growth rate for the global revenue from all uses of the Pillsbury brand decreases 50 basis points from the current planned growth rate, fair value would be reduced by approximately $150 million, assuming all other components of the fair value estimate remain unchanged. If the assumed royalty rate for all uses of the Pillsbury brand decreases by 50 basis points, fair value would be reduced by approximately $130 million, assuming all other components of the fair value estimate remain unchanged. If the applicable discount rate increases by 50 basis points, fair value of the Pillsbury brand would be reduced by approximately $170 million, assuming all other components of the fair value estimate remain unchanged. As of May 25, 2008, we reviewed each of the assumptions used in the annual impairment assessment performed as of December 1, 2007, and found them to still be appropriate.

As of May 25, 2008, we had $10.6 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses could result in significant impairment losses and amortization expense.

Stock Compensation Effective May 29, 2006, we adopted SFAS 123R, which changed the accounting for compensation expense associated with stock options, restricted stock awards, and other forms of equity compensation. We elected the modified prospective transition method as permitted by SFAS 123R; accordingly, results from prior periods were not restated. Under this method, stock-based compensation expense for fiscal 2007 was $127.1 million, which included amortization related to the remaining unvested portion of all equity compensation awards granted prior to May 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and amortization related to all equity compensation awards granted on or subsequent to May 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The incremental effect on net earnings in fiscal 2007 of our adoption of SFAS 123R was $68.8 million of expense ($42.9 million after-tax). All our stock compensation expense is recorded in SG&A expense in the Consolidated Statements of Earnings.

Prior to May 29, 2006, we used the intrinsic value method for measuring the cost of compensation paid in our common stock. No compensation expense for stock options was recognized in our Consolidated Statements of Earnings prior to fiscal 2007, as the exercise price was equal to the market price of our stock at the date of grant. Expense attributable to other types of share-based awards was recognized in our results under SFAS 123. The estimated weighted-average fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2008	2007	2006

Estimated fair values of stock options granted	$10.55	$10.74	$8.04
Assumptions:
Risk-free interest rate	5.1%	5.3%	4.3%
Expected term	8.5 years	8.0 years	7.0 years
Expected volatility	15.6%	19.7%	20.0%
Dividend yield	2.7%	2.8%	2.9%

The valuation of stock options is a significant accounting estimate which requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield.

We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. For the fiscal 2008 grants, we have excluded historical volatility for fiscal 2002 and prior, primarily because volatility driven by our acquisition of The

Pillsbury Company in fiscal 2002 does not reflect what we believe to be expected future volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. If all other assumptions are held constant, a one percentage point increase in our fiscal 2008 volatility assumption would increase the grant-date fair value of our fiscal 2008 option awards by 4.3 percent.

For fiscal 2007 and all prior periods, our estimate of expected stock price volatility is based on historical volatility determined on a daily basis over the expected term of the options. We considered but did not use implied volatility because we believed historical volatility provided an appropriate expectation for our volatility in the future.

Our expected term represents the period of time that options granted are expected to be outstanding based on historical data to estimate option exercise and employee termination within the valuation model. Separate groups of employees have similar historical exercise behavior and therefore were aggregated into a single pool for valuation purposes. The weighted-average expected term for all employee groups is presented in the table above. An increase in the expected term by 1 year, leaving all other assumptions constant, would change the grant date fair value by significantly less than 1 percent. Our valuation model assumes that dividends and our share price increase in line with earnings, resulting in a constant dividend yield. The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant.

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

SFAS 123R also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) is presented in the Consolidated Statements of Cash Flows as a financing (rather than an operating) cash flow. For fiscal 2008 and fiscal 2007, the windfall tax benefits classified as financing cash flow were $55.7 million and $73.1 million. The actual impact on future years’ financing cash flow will depend, in part, on the volume of employee stock option exercises during a particular year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value previously determined for financial reporting purposes.

Realized windfall tax benefits are credited to additional paid-in capital within the Consolidated Balance Sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense, potentially resulting in volatility in our consolidated effective income tax rate. We calculated a cumulative amount of windfall tax benefits from post-1995 fiscal years for the purpose of accounting for future shortfall tax benefits and currently have sufficient cumulative windfall tax benefits to absorb projected arising shortfalls, such that we do not currently expect future earnings to be affected by this provision. However, as employee stock option exercise behavior is not within our control, it is possible that materially different reported results could occur if different assumptions or conditions were to prevail.

Income Taxes We adopted the provisions of FIN 48 as of the beginning of fiscal 2008. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. We are no longer subject to United States federal examinations by the IRS for fiscal years before 2002. During fiscal 2008, we received a favorable District Court decision on an uncertain tax matter related to the fiscal years prior to 2002 and reduced our liability for uncertain tax positions by $21.0 million and related accrued interest by $9.7 million. The IRS has appealed the District Court decision, and accordingly, its ultimate resolution is subject to change. During the fiscal 2008, we also concluded various matters for fiscal years 1998-2001 which included a payment of $31.7 million. The IRS recently concluded field examinations for our 2002 and 2003 fiscal years. A payment of $24.8 million was made to cover the additional tax liability plus interest related to all agreed adjustments for this audit cycle. The IRS also proposed additional adjustments for the 2002-2003 audit cycle including several adjustments to the tax benefits associated with the sale of minority interests in our GMC subsidiary. We believe we have meritorious defenses and intend to vigorously defend our position. Our potential liability for this matter is significant and, notwithstanding our reserves against this potential liability, an unfavorable resolution could have a material adverse impact on our results of operations and cash flows from operations. We do not expect the amount of our tax reserves for these issues to materially change in the next 12 months. The IRS initiated its audit of our fiscal 2004 through 2006 tax years during fiscal 2008.

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

Defined Benefit Pension, Other Postretirement, and Postemployment Benefit Plans We have defined benefit pension plans covering most domestic, Canadian, and United Kingdom employees. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $14.2 million of voluntary contributions to these plans in fiscal 2008. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would vest if the plan is terminated within five years of a change in control.

We also sponsor plans that provide health care benefits to the majority of our domestic and Canadian retirees. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We fund related trusts for certain employees and retirees on an annual basis. We did not make voluntary contributions to these plans in fiscal 2008.

Under certain circumstances, we also provide accruable benefits to former or inactive employees in the United States, Canada, and Mexico, and members of our Board of Directors, including severance and certain other benefits payable upon death. We recognize an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) are charged to expense when incurred. Our postemployment benefit plans are unfunded.

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

Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement plan assets were 4 percent, 15 percent, 10 percent, 11 percent, and 12 percent for the 1, 5, 10, 15, and 20 year periods ended May 25, 2008.

For fiscal 2008, we assumed, on a weighted-average basis for all defined benefit plans, a rate of return of 9.4 percent. For fiscal 2007, we assumed, on a weighted-average basis for all defined benefit plans, a rate of return of 9.4 percent. For fiscal 2006, we assumed, on a weighted-average basis for all defined benefit plan assets, a rate of return of 9.6 percent. Our principal defined benefit pension and other postretirement plans in the United States have an expected return on plan assets of 9.6 percent. During fiscal 2007, we lowered the expected rate of return on one of our other postretirement plans in the United States based on costs associated with insurance contracts owned by that plan.

Lowering the expected long-term rate of return on assets by 50 basis points would increase our net pension and postretirement expense by $21 million for fiscal 2009. A 50 basis point shortfall between the assumed and actual rate of return on plan assets for fiscal 2009 would result in a similar amount of arising asset-experience loss. Any arising asset-experience loss is recognized on a market-related valuation basis, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded. Our outside actuaries perform these calculations as part of our determination of annual expense or income.

Discount Rates Our discount rate assumptions are determined annually as of the last day of our fiscal year for all of our defined benefit pension, other postretirement, and postemployment benefit plan obligations. Those same discount rates also are used to determine defined benefit pension, other postretirement, and postemployment benefit plan income and expense for the following fiscal year. We work with our actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using the top quartile of AA-rated corporate bond yields, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.

Our weighted-average discount rates were as follows:

Weighted-Average Discount Rates

	Defined	Other
	Benefit	Postretirement	Postemployment
	Pension	Benefit	Benefit
	Plans	Plans	Plans

Obligation as of May 25, 2008, and fiscal 2009 expense	6.88%	6.90%	6.64%
Obligation as of May 27, 2007, and fiscal 2008 expense	6.18%	6.15%	6.05%
Fiscal 2007 expense	6.45%	6.50%	6.44%

Lowering the discount rates by 50 basis points would increase our net defined benefit pension, other postretirement, and postemployment benefit plan expense for fiscal 2009 by approximately $18 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

Health Care Cost Trend Rates We review our health care trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 10.25 percent for retirees age 65 and over and 9.25 percent for retirees under age 65. These rates are graded down annually until the ultimate trend rate of 5.2 percent is reached in 2016 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
In Millions	Increase	Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2009	$7.6	$(6.6)
Effect on the other postretirement accumulated benefit obligation as of May 25, 2008	84.2	(74.3)

Any arising health care claims cost-related experience gain or loss is recognized in the calculation of expected future claims. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years, resulting in at least the minimum amortization required being recorded.

Financial Statement Impact In fiscal 2008, we recorded net defined benefit pension, other postretirement, and postemployment benefit plan expense of $18.9 million compared to $36.2 million in fiscal 2007 and $29.7 million in fiscal 2006. As of May 25, 2008, we had cumulative unrecognized actuarial net losses of $276.8 million on our defined benefit pension plans, $115.6 million on our other postretirement benefit plans, and $8.0 million on our postemployment benefit plans, mainly as the result of decreases in our discount rate assumptions. These unrecognized actuarial net losses will result in decreases in our future pension income and increases in postretirement expense since they currently exceed the corridors defined by GAAP.

We use the Retirement Plans (RP) 2000 Mortality Table projected forward to our plans’ measurement dates for calculating the year end defined benefit pension, other postretirement, and postemployment benefit obligations and annual expense.

Actual future net defined benefit pension, other postretirement, and postemployment benefit plan income or expense will depend on investment performance, changes in future discount rates, changes in health care trend rates, and various other factors related to the populations participating in these plans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2008, the FASB finalized Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. This position is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We are evaluating the impact of FSP 142-3 on our results of operations and financial condition.

In March 2008, the FASB approved the issuance of Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 defines when adjustment features within contracts are considered to be equity-indexed and will be effective for us in the first quarter of fiscal 2010. We are evaluating the impact of EITF 07-5 on our results of operations and financial condition.

In December 2007, the FASB approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. SFAS 141R also changes the accounting for acquisition-related tax contingencies, requiring all such changes in these contingency reserves to be recorded in earnings after the effective date. We have significant unrecognized tax positions related to our acquisition of Pillsbury. Adjustments to these liabilities after the adoption of SFAS 141R could be material to our net earnings.

In December 2007, the FASB approved the issuance of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010. We are evaluating the impact of SFAS 160 on our results of operations and financial condition.

In June 2007, the FASB approved the issuance of Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. EITF 06-11, which will be effective for us in the first quarter of fiscal 2009, is expected to increase our effective income tax rate by 20 basis points, or from 34.4 percent to 34.6 percent based on our actual 2008 effective tax rate.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. However, SFAS 157 as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis is effective for fiscal years beginning after November 15, 2008, which for us is the first quarter of fiscal 2010. We are evaluating the impact of SFAS 157 on our results of operations and financial condition.

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

Total Segment Operating Profit This non-GAAP measure is used in reporting to our executive management and as a component of the Board of Directors’ measurement of our performance for incentive compensation purposes. Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. A reconciliation of this measure to operating profit, the relevant GAAP measure, is included in Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Return on Average Total Capital This ratio is not defined by GAAP, and is used in internal management reporting and as a component of the Board of Directors’ rating of our performance for incentive compensation purposes. Management and the Board of Directors believe that this measure provides useful information to investors because it is important for assessing the utilization of capital.

	Fiscal Year
In Millions	2008	2007	2006	2005	2004	2003

Net earnings	$1,294.7	$1,143.9	$1,090.3	$1,240.0	$1,055.2
Interest, net, after-tax	276.4	280.1	261.7	288.3	330.2

Earnings before interest, after-tax	$1,571.1	$1,424.0	$1,352.0	$1,528.3	$1,385.4

Current portion of long-term debt	$442.0	$1,734.0	$2,131.5	$1,638.7	$233.5	$105.4
Notes payable	2,208.8	1,254.4	1,503.2	299.2	582.6	1,235.8
Long-term debt	4,348.7	3,217.7	2,414.7	4,255.2	7,409.9	7,515.9

Total debt	6,999.5	6,206.1	6,049.4	6,193.1	8,226.0	8,857.1
Minority interests	242.3	1,138.8	1,136.2	1,133.2	299.0	299.9
Stockholders’ equity	6,215.8	5,319.1	5,772.3	5,676.4	5,247.6	4,175.3

Total capital	13,457.6	12,664.0	12,957.9	13,002.7	13,772.6	13,332.3
Less:
Accumulated other comprehensive income (loss)	176.7	(119.7)	125.4	8.1	(144.2)	(342.3)

Adjusted total capital	$13,280.9	$12,783.7	$12,832.5	$12,994.6	$13,916.8	$13,674.6

Adjusted average total capital	$13,032.3	$12,808.1	$12,913.6	$13,455.7	$13,795.7

Return on average total capital	12.1%	11.1%	10.5%	11.4%	10.0%

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

The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “plan,” “project,” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those currently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that could affect our financial performance and could cause our actual results in future periods to differ materially from any current opinions or statements.

Our future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, or tax rates; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in laws and regulations, including labeling and advertising regulations; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in consumer demand for our products; effectiveness of advertising, marketing, and promotional programs; changes in consumer behavior, trends, and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, and energy; disruptions or inefficiencies in the supply chain; volatility in the market value of derivatives used to hedge price risk for certain commodities; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; failure of our information technology systems; resolution of uncertain income tax matters; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

You should also consider the risk factors that we identify in Item 1A of this report, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk stemming from changes in interest rates, foreign exchange rates, commodity prices, and equity prices. Changes in these factors could cause fluctuations in our earnings and cash flows. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. The counterparties in these transactions are generally highly rated institutions. We establish credit limits for each counterparty. Our hedging transactions include but are not limited to a variety of derivative financial instruments.

INTEREST RATE RISK
We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include U.S. Treasury rates, LIBOR, and commercial paper rates in the United States and Europe. We use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed- versus floating-rate debt, based on current and projected market conditions. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount. As of May 25, 2008, we had $4.1 billion of aggregate notional principal amount outstanding, with a net notional amount of $425.4 million that converts floating-rate notes to fixed-rates. This includes notional amounts of offsetting swaps that neutralize our exposure to interest rates on other interest rate swaps.

FOREIGN EXCHANGE RISK
Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We generally do not hedge more than 12 months forward and generally do not hedge intercompany transactions. We also have many net investments in foreign subsidiaries that are denominated in euros. We hedge a portion of these net investments by issuing euro-denominated commercial paper. As of May 25, 2008, we had issued $472.9 million of euro-denominated commercial paper and foreign exchange forward contracts that we have designated as a net investment hedge and thus deferred net foreign currency transaction losses of $69.6 million to accumulated other comprehensive income (loss).

COMMODITY PRICE RISK
Many commodities we use in the production and distribution of our products are exposed to market price risks. We utilize derivatives to hedge price risk for our principal ingredient and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), non-fat dry milk, natural gas, and diesel fuel. We manage our exposures through a combination of purchase orders, long-term contracts with suppliers, exchange-traded futures and options, and over-the-counter options and swaps. We offset our exposures based on current and projected market conditions, and generally seek to acquire the inputs at as close to our planned cost as possible. As of May 25, 2008, the net notional value of commodity derivatives was $784.8 million, of which $524.8 million relates to agricultural positions and $260.0 million relates to energy positions. These hedges relate to inputs that generally will be utilized within the next 12 months.

EQUITY INSTRUMENTS
Equity price movements affect our compensation expense as certain investments owned by our employees related to our deferred compensation plan are revalued. We use equity swaps to manage this market risk.

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

The VAR calculation used historical interest rates, foreign exchange rates, and commodity and equity prices from the past year to estimate the potential volatility and correlation of these rates in the future. The market data were drawn from the RiskMetricstm data set. The calculations are not intended to represent actual losses in fair value that we expect to incur. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, we would expect that any loss or gain in the fair value of our derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations were: debt; investments; interest rate swaps; foreign exchange forwards; commodity swaps, futures and options; and equity instruments. The calculations do not include the underlying foreign exchange and commodities-related positions that are hedged by these market-risk-sensitive instruments.

The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 25, 2008, and May 27, 2007, and the average fair value impact during the year ended May 25, 2008.

	Fair Value Impact
		Average
	May 25,	During	May 27,
In Millions	2008	Fiscal 2008	2007

Interest rate instruments	$18.9	$14.0	$10.1
Foreign currency instruments	5.0	4.1	3.5
Commodity instruments	6.3	4.7	4.0
Equity instruments	1.2	1.0	0.9

ITEM 8	Financial Statements and Supplementary Data

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

The Audit Committee of the Board of Directors meets regularly with management, internal auditors, and our independent auditors to review internal control, auditing, and financial reporting matters. The independent auditors, internal auditors, and employees have full and free access to the Audit Committee at any time.

The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2009, subject to ratification by the stockholders at the annual meeting.

K. J. Powell Chairman of the Board and Chief Executive Officer	D. L. Mulligan Executive Vice President and Chief Financial Officer

July 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
General Mills, Inc.:

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 25, 2008, and May 27, 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended May 25, 2008. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. We also have audited General Mills Inc.’s internal control over financial reporting as of May 25, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 25, 2008, and May 27, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 25, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, General Mills, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 25, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In fiscal 2008, as disclosed in Note 14 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” on May 28, 2007. In fiscal 2007, as disclosed in Notes 1 and 2 to the consolidated financial statements, the Company changed its classification of shipping costs, changed its annual goodwill impairment assessment date to December 1, and adopted SFAS No. 123 (Revised), “Share-Based Payment”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

Minneapolis, Minnesota
July 10, 2008

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES

	Fiscal Year
In Millions, Except per Share Data	2008	2007	2006

Net sales	$13,652.1	$12,441.5	$11,711.3
Cost of sales	8,778.3	7,955.1	7,544.8
Selling, general, and administrative expenses	2,625.0	2,389.3	2,177.7
Restructuring, impairment, and other exit costs	21.0	39.3	29.8

Operating profit	2,227.8	2,057.8	1,959.0
Interest, net	421.7	426.5	399.6

Earnings before income taxes and after-tax earnings from joint ventures	1,806.1	1,631.3	1,559.4
Income taxes	622.2	560.1	538.3
After-tax earnings from joint ventures	110.8	72.7	69.2

Net earnings	$1,294.7	$1,143.9	$1,090.3

Earnings per share – basic	$3.86	$3.30	$3.05

Earnings per share – diluted	$3.71	$3.18	$2.90

Dividends per share	$1.57	$1.44	$1.34

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES

	May 25,	May 27,
In Millions	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$661.0	$417.1
Receivables	1,081.6	952.9
Inventories	1,366.8	1,173.4
Prepaid expenses and other current assets	510.6	443.1
Deferred income taxes	–	67.2

Total current assets	3,620.0	3,053.7
Land, buildings, and equipment	3,108.1	3,013.9
Goodwill	6,786.1	6,835.4
Other intangible assets	3,777.2	3,694.0
Other assets	1,750.2	1,586.7

Total assets	$19,041.6	$18,183.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$937.3	$777.9
Current portion of long-term debt	442.0	1,734.0
Notes payable	2,208.8	1,254.4
Other current liabilities	1,239.8	2,078.8
Deferred income taxes	28.4	–

Total current liabilities	4,856.3	5,845.1
Long-term debt	4,348.7	3,217.7
Deferred income taxes	1,454.6	1,433.1
Other liabilities	1,923.9	1,229.9

Total liabilities	12,583.5	11,725.8

Minority interests	242.3	1,138.8
Stockholders’ equity:
Common stock, 377.3 and 502.3 shares issued, $0.10 par value	37.7	50.2
Additional paid-in capital	1,149.1	5,841.3
Retained earnings	6,510.7	5,745.3
Common stock in treasury, at cost, shares of 39.8 and 161.7	(1,658.4)	(6,198.0)
Accumulated other comprehensive income (loss)	176.7	(119.7)

Total stockholders’ equity	6,215.8	5,319.1

Total liabilities and equity	$19,041.6	$18,183.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
			Additional					Accumulated Other
		Par	Paid-In				Unearned	Comprehensive
In Millions, Except per Share Data	Shares	Amount	Capital	Shares	Amount	Retained Earnings	Compensation	Income (Loss)	Total

Balance as of May 29, 2005	502.3	$50.2	$5,690.3	(132.6)	$(4,459.9)	$4,501.2	$(113.5)	$8.1	$5,676.4
Comprehensive income:
Net earnings						1,090.3			1,090.3
Other comprehensive income, net of tax:
Net change on hedge derivatives and securities								20.4	20.4
Foreign currency translation								72.9	72.9
Minimum pension liability adjustment								24.0	24.0

Other comprehensive income								117.3	117.3
Total comprehensive income									1,207.6

Cash dividends declared ($1.34 per share)						(484.9)			(484.9)
Stock compensation plans (includes income tax benefits of $40.9)			46.3	5.5	189.3				235.6
Shares purchased				(18.8)	(892.4)				(892.4)
Unearned compensation related to restricted stock awards							(17.0)		(17.0)
Earned compensation and other							47.0		47.0

Balance as of May 28, 2006	502.3	50.2	5,736.6	(145.9)	(5,163.0)	5,106.6	(83.5)	125.4	5,772.3
Comprehensive income:
Net earnings						1,143.9			1,143.9
Other comprehensive income, net of tax:
Net change on hedge derivatives and securities								22.3	22.3
Foreign currency translation								193.8	193.8
Minimum pension liability adjustment								(20.8)	(20.8)

Other comprehensive income								195.3	195.3
Total comprehensive income									1,339.2

Adoption of SFAS No. 123R			(83.5)				83.5		–
Adoption of SFAS No. 158								(440.4)	(440.4)
Cash dividends declared ($1.44 per share)						(505.2)			(505.2)
Stock compensation plans (includes income tax benefits of $73.1)			164.6	9.2	339.4				504.0
Shares purchased				(25.3)	(1,385.1)				(1,385.1)
Unearned compensation related to restricted stock awards			(95.0)						(95.0)
Issuance of shares to settle conversion of zero coupon debentures, net of tax			(10.7)	0.3	10.7
Earned compensation and other			129.3						129.3

Balance as of May 27, 2007	502.3	50.2	5,841.3	(161.7)	(6,198.0)	5,745.3	–	(119.7)	5,319.1
Comprehensive income:
Net earnings						1,294.7			1,294.7
Other comprehensive income, net of tax:
Net change on hedge derivatives and securities								(1.8)	(1.8)
Foreign currency translation								246.3	246.3
Amortization of losses and prior service costs								12.5	12.5
Minimum pension liability adjustment								39.4	39.4

Other comprehensive income								296.4	296.4
Total comprehensive income									1,591.1

Cash dividends declared ($1.57 per share)						(529.7)			(529.7)
Stock compensation plans (includes income tax benefits of $55.7)			121.0	6.5	261.6				382.6
Shares purchased				(23.9)	(1,384.6)				(1,384.6)
Retirement of treasury shares	(125.0)	(12.5)	(5,068.3)	125.0	5,080.8				–
Shares issued under forward purchase contract			168.2	14.3	581.8				750.0
Unearned compensation related to restricted stock awards			(104.1)						(104.1)
Adoption of FIN 48			57.8			8.4			66.2
Capital appreciation paid to holders of Series B-1 limited membership interests in General Mills Cereals, LLC (GMC)						(8.0)			(8.0)
Earned compensation			133.2						133.2

Balance as of May 25, 2008	377.3	$37.7	$1,149.1	(39.8)	$(1,658.4)	$6,510.7	$–	$176.7	$6,215.8

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES

	Fiscal Year
In Millions	2008	2007	2006

Cash Flows – Operating Activities
Net earnings	$1,294.7	$1,143.9	$1,090.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	459.2	417.8	423.9
After-tax earnings from joint ventures	(110.8)	(72.7)	(69.2)
Stock-based compensation	133.2	127.1	44.6
Deferred income taxes	98.1	26.0	25.9
Distributions of earnings from joint ventures	108.7	45.2	77.4
Tax benefit on exercised options	(55.7)	(73.1)	40.9
Pension, other postretirement, and postemployment benefit costs	(24.8)	(53.6)	(74.2)
Restructuring, impairment, and other exit costs (income)	(1.7)	39.1	29.8
Changes in current assets and liabilities	(126.7)	149.1	183.9
Other, net	(44.3)	2.4	70.2

Net cash provided by operating activities	1,729.9	1,751.2	1,843.5

Cash Flows – Investing Activities
Purchases of land, buildings, and equipment	(522.0)	(460.2)	(360.0)
Acquisitions	0.6	(83.4)	(26.5)
Investments in affiliates, net	64.6	(100.5)	0.3
Proceeds from disposal of land, buildings, and equipment	25.9	13.8	11.3
Proceeds from disposal of product lines	–	13.5	–
Other, net	(11.5)	19.7	4.9

Net cash used by investing activities	(442.4)	(597.1)	(370.0)

Cash Flows – Financing Activities
Change in notes payable	946.6	(280.4)	1,197.4
Issuance of long-term debt	1,450.0	2,650.0	–
Payment of long-term debt	(1,623.4)	(2,323.2)	(1,386.0)
Settlement of Lehman Brothers forward purchase contract	750.0	–	–
Repurchase of Series B-1 limited membership interests in GMC	(843.0)	–	–
Repurchase of General Mills Capital, Inc. preferred stock	(150.0)	–	–
Proceeds from sale of Class A limited membership interests in GMC	92.3	–	–
Common stock issued	191.4	317.4	157.1
Tax benefit on exercised options	55.7	73.1	–
Purchases of common stock for treasury	(1,432.4)	(1,320.7)	(884.8)
Dividends paid	(529.7)	(505.2)	(484.9)
Other, net	(0.5)	(9.1)	(3.1)

Net cash used by financing activities	(1,093.0)	(1,398.1)	(1,404.3)

Effect of exchange rate changes on cash and cash equivalents	49.4	13.7	4.9

Increase (decrease) in cash and cash equivalents	243.9	(230.3)	74.1
Cash and cash equivalents – beginning of year	417.1	647.4	573.3

Cash and cash equivalents – end of year	$661.0	$417.1	$647.4

Cash Flow from Changes in Current Assets and Liabilities
Receivables	$(94.1)	$(24.2)	$8.9
Inventories	(165.1)	(116.0)	(5.6)
Prepaid expenses and other current assets	(65.9)	(44.9)	(35.7)
Accounts payable	125.1	87.8	(27.5)
Other current liabilities	73.3	246.4	243.8

Changes in current assets and liabilities	$(126.7)	$149.1	$183.9

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
GENERAL MILLS, INC. AND SUBSIDIARIES

NOTE 1. BASIS OF PRESENTATION AND RECLASSIFICATIONS

Basis of Presentation Our Consolidated Financial Statements include the accounts of General Mills, Inc. and all subsidiaries in which we have a controlling financial interest. Intercompany transactions and accounts are eliminated in consolidation.

Our fiscal year ends on the last Sunday in May. Fiscal years 2008, 2007, and 2006 each consisted of 52 weeks. Financial results for our International segment, with the exception of Canada, its export operations, and its United States and Latin American headquarters are reported as of and for the 12 calendar months ended April 30.

Reclassifications During fiscal 2007, we made certain changes in our reporting of financial information. The effects of these reclassifications on our historical Consolidated Financial Statements are reflected herein and had no impact on our consolidated net earnings or earnings per share (EPS).

We made a change in accounting principle to classify shipping costs associated with the distribution of finished products to our customers as cost of sales. We previously recorded these costs in selling, general, and administrative (SG&A) expense. We made this change in principle because we believe the classification of these shipping costs in cost of sales better reflects the cost of producing and distributing our products and aligns our external financial reporting with the results we use internally to evaluate segment operating performance. The impact of this change in principle was an increase to cost of sales of $474.4 million in fiscal 2006, and a corresponding decrease to SG&A expense in the same period.

We shifted sales responsibility for several customers from our Bakeries and Foodservice segment to our U.S. Retail segment. Net sales and segment operating profit for these two segments have been adjusted to report the results from shifted businesses within the appropriate segment. The impact of this shift was a decrease in net sales of our Bakeries and Foodservice segment and an increase in net sales of our U.S. Retail segment of $55.0 million in fiscal 2006. The impact of this shift was a decrease of Bakeries and Foodservice segment operating profit and an increase of U.S. Retail segment operating profit of $22.1 million in fiscal 2006.

We also reclassified (i) certain trade-related costs and customer allowances as cost of sales or SG&A expense (previously recorded as reductions of net sales), (ii) certain liabilities, including trade and consumer promotion accruals, from accounts payable to other current liabilities, (iii) certain distributions from joint ventures as operating cash flows (previously reported as investing cash flows), (iv) royalties from a joint venture to after-tax earnings from joint ventures (previously recorded as a reduction of SG&A expense), (v) certain receivables, including accrued interest, derivatives, and other miscellaneous receivables that were historically included in receivables, to other current assets, and (vi) valuation allowances related to deferred income tax assets between current and noncurrent classification. These reclassifications were not material individually or in the aggregate. We have reclassified previously reported Consolidated Balance Sheets, Consolidated Statements of Earnings, and Consolidated Statements of Cash Flows to conform to the fiscal 2007 presentation.

In addition, certain reclassifications to our previously reported financial information have been made to conform to the current period presentation.

Change in Reporting Period In fiscal 2007, we changed the reporting period for our Häagen-Dazs joint ventures in Asia to include results through March 31. In previous years, we included results for the twelve months ended April 30. Accordingly, fiscal 2007 results include only 11 months of results from these joint ventures compared to 12 months in fiscal 2008 and fiscal 2006. The impact of this change was not material to our results of operations, thus we did not restate prior period financial statements for comparability.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents We consider all investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories All inventories in the United States other than grain and certain organic products are valued at the lower of cost, using the last-in, first-out (LIFO) method, or market. Grain inventories and all related cash contracts and derivatives are valued at market with all net changes in value recorded in earnings currently. Inventories outside of the United States are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market.

Shipping costs associated with the distribution of finished product to our customers are recorded as cost of sales and are recognized when the related finished product is shipped to and accepted by the customer.

Land, Buildings, Equipment, and Depreciation Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 to 50 years, and equipment, furniture, and software are usually depreciated over 3 to 15 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation; the resulting gains and losses, if any, are recognized in earnings. As of May 25, 2008, assets held for sale were insignificant.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using a discounted cash flow model or independent appraisals, as appropriate.

Goodwill and Other Intangible Assets Goodwill is not amortized, and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors.

We evaluate the useful lives of our other intangible assets, primarily intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso, Häagen-Dazs, and Uncle Tobys brands, to determine if they are finite or indefinite-lived. We determine useful lives by considering future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

Our indefinite-lived intangible assets, primarily brands, also are tested for impairment annually, and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2008 assessment of our brand intangibles as of December 1, 2007. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the brands; and a discount rate.

Investments in Joint Ventures Our investments in companies over which we have the ability to exercise significant influence are stated at cost plus our share of undistributed earnings or losses. We receive royalty income from certain joint ventures, incur various expenses (primarily research and development), and record the tax impact of certain joint venture operations that are structured as partnerships. In addition, we make advances to our joint ventures in the form of loans or capital investments. We also sell certain raw materials, semi-finished goods, and finished goods to the joint ventures, generally at market prices.

Variable Interest Entities As of May 25, 2008, we invested in 3 variable interest entities (VIEs). We have an interest in a contract manufacturer at our former facility in Geneva, Illinois. We are the primary beneficiary (PB) and have consolidated this entity as of May 25, 2008. This entity had property and equipment with a carrying value of $31.0 million and long-term debt of $31.8 million as of May 25, 2008. We also have an interest in a contract manufacturer in Greece that is a VIE. Although we are the PB, we have not consolidated this entity because it is not material to our results of operations, financial condition, or liquidity as of and for the year ended May 25, 2008. This entity had assets of $4.2 million and liabilities of $0.9 million as of May 25, 2008. We are not the PB of the remaining VIE. Our maximum exposure to loss from the 3 VIEs is limited to the $31.8 million of long-term debt of the contract manufacturer in Geneva, Illinois and our $1.1 million equity investment in the VIE of which we are not the PB.

Revenue Recognition We recognize sales revenue when the shipment is accepted by our customer. Sales include shipping and handling charges billed to the customer and are reported net of consumer coupon redemption, trade promotion and other costs, including estimated allowances for returns, unsalable product, and prompt pay discounts. Sales, use, value-added, and other excise taxes are not recognized in revenue. Coupons are recorded when distributed, based on estimated redemption rates. Trade promotions are recorded based on estimated participation and performance levels for offered programs at the time of sale. We generally do not allow a right of return. However, on a limited case-by-case basis with prior approval, we may allow customers to return product. In limited circumstances, product returned in saleable condition is resold to other customers or outlets. Receivables from customers generally do not bear interest. Terms and collection patterns vary around the world and by channel. The allowance for doubtful accounts represents our estimate of probable non-payments and credit losses in our existing receivables, as determined based on a review of past due balances and other specific account data. Account balances are written off against the allowance when we deem the amount is uncollectible.

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

Foreign Currency Translation For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the year. Translation adjustments are reflected within accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in net earnings for the period except for gains and losses on investments in subsidiaries for which settlement is not planned for the foreseeable future and foreign exchange gains and losses on instruments designated as net investment hedges. These gains and losses are recorded in accumulated other comprehensive income (loss).

Derivative Instruments Application of hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), requires significant resources, recordkeeping, and analytical systems. As a result of the rising compliance costs and the complexity associated with the application of hedge accounting, we elected to discontinue the use of hedge accounting for all commodity derivative positions entered into after the beginning of fiscal 2008. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in our Consolidated Statements of Earnings.

Regardless of designation for accounting purposes, we believe all our commodity derivatives are economic hedges of our risk exposures, and as a result we consider these derivatives to be hedges for purposes of measuring segment operating performance. Thus, these gains and losses are reported in unallocated corporate items outside of segment operating results until such time that the exposure we are hedging affects earnings. At that time we reclassify the hedge gain or loss from unallocated corporate items to segment operating profit, allowing our operating segments to realize the economic effects of the hedge without experiencing any resulting mark-to-market volatility, which remains in unallocated corporate items.

We also use derivatives to hedge our exposure to changes in foreign exchange rates and interest rates. All derivatives are recognized on the Consolidated Balance Sheets at fair value based on quoted market prices or management’s estimate of their fair value and are recorded in either current or noncurrent assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in net earnings or other comprehensive income, based on whether the instrument is designated as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income (loss) are reclassified to earnings in the period the hedged item affects earnings. If the underlying hedged transaction ceases to exist, any associated amounts reported in accumulated other comprehensive income (loss) are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period.

Stock-Based Compensation Effective May 29, 2006, we adopted SFAS No. 123 (Revised), “Share-Based Payment” (SFAS 123R), which changed the accounting for compensation expense associated with stock options, restricted stock awards, and other forms of equity compensation. We elected the modified prospective transition method as permitted by SFAS 123R; accordingly, results from prior periods have not been restated. Under this method, stock-based compensation expense for fiscal 2007 was $127.1 million, which included amortization related to the remaining unvested portion of all equity compensation awards granted prior to May 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and amortization related to all equity compensation awards granted on or subsequent to May 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The incremental effect on net earnings in fiscal 2007 of our adoption of SFAS 123R was $68.8 million of expense ($42.9 million after-tax). All of our stock compensation expense is recorded in SG&A expense in the Consolidated Statements of Earnings and in unallocated corporate items in our segment results.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required, thereby reducing net operating cash flows and increasing net financing cash flows in periods following adoption.

Certain equity-based compensation plans contain provisions that accelerate vesting of awards upon retirement, disability, or death of eligible employees and directors. SFAS 123R specifies that a stock-based award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, beginning in fiscal 2007, we prospectively revised our expense attribution method so that the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period. For fiscal 2006, we generally recognized stock compensation expense over the stated vesting period of the award, with any unamortized expense recognized immediately if an acceleration event occurred.

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

The following table illustrates the pro forma effect on net earnings and EPS for fiscal 2006 if we had applied the fair value recognition provisions of SFAS 123 to all employee stock-based compensation, net of estimated forfeitures:

In Millions, Except per Share Data

Net earnings, as reported	$1,090.3
Add: After-tax stock-based employee compensation expense included in reported net earnings	28.5
Deduct: After-tax stock-based employee compensation expense determined under fair value requirements of SFAS 123	(48.1)

Pro forma net earnings	$1,070.7

Earnings per share:
Basic – as reported	$3.05
Basic – pro forma	$2.99
Diluted – as reported	$2.90
Diluted – pro forma	$2.84

Defined Benefit Pension, Other Postretirement, and Postemployment Benefit Plans We sponsor several domestic and foreign defined benefit plans to provide pension, health care, and other welfare benefits to retired employees. Under certain circumstances, we also provide accruable benefits to former or inactive employees in the United States and Canada and members of our Board of Directors, including severance and certain other benefits payable upon death. We recognize an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) are charged to expense when incurred. Our postemployment benefit plans are unfunded.

We recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

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

Other New Accounting Standards In fiscal 2008, we adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the process and diversity in practice of quantifying financial statement misstatements resulting in the potential carryover of improper amounts on the balance sheet. The SEC believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB 108 did not have a material impact on our results of operations or financial condition.

Also in fiscal 2008, we adopted SFAS No. 155, “Hybrid Instruments” (SFAS 155). SFAS 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 is effective for all financial instruments acquired or issued after May 27, 2007. The adoption of SFAS 155 did not have any impact on our results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of Emerging Issues Task Force Issue No. 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (EITF 06-5). EITF 06-5 requires that a policyholder consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. We adopted EITF 06-5 in fiscal 2008, and it did not have any impact on our results of operations or financial condition.

In June 2006, the FASB ratified the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added, and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. We adopted EITF 06-3 in fiscal 2007, and it did not have any impact on our results of operations or financial condition.

In fiscal 2007, we adopted SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 did not have any impact on our results of operations or financial condition.

In fiscal 2006, we adopted SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 did not have any impact on our results of operations or financial condition.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires that liabilities be recognized for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. We adopted FIN 47 in fiscal 2006, and it did not have a material impact on our results of operations or financial condition.

NOTE 3. ACQUISITIONS AND DIVESTITURES
Subsequent to our fiscal 2008 year-end, we acquired Humm Foods, Inc. (Humm), the maker of Lärabar fruit-and-nut energy bars. We issued 0.9 million shares of our common stock to the shareholders of Humm as consideration for the acquisition.

During fiscal 2008, the 8th Continent soymilk business was sold. Our 50 percent share of the after-tax gain on the sale was $2.2 million, of which we recognized $1.7 million in after-tax earnings from joint ventures in fiscal 2008. We will record an additional after-tax gain of up to $0.5 million in the first quarter of fiscal 2010 if certain conditions are satisfied. Also during fiscal 2008, we acquired a controlling interest in HD Distributors (Thailand) Company Limited. Prior to acquiring the controlling interest, we accounted for our investment as a joint venture. The purchase price, net of cash acquired, resulted in a $1.3 million cash inflow classified in acquisitions on the Consolidated Statements of Cash Flows.

During fiscal 2007, we sold our Bakeries and Foodservice frozen pie product line, including a plant in Rochester, New York. We received $1.2 million in proceeds and recorded a $3.6 million loss on the sale. We also sold our Bakeries and Foodservice par-baked bread product line, including plants in Chelsea, Massachusetts and Tempe, Arizona. We received $12.5 million in proceeds and recorded a $6.0 million loss on the sale in fiscal 2007, including the write off of $6.2 million of goodwill.

During fiscal 2007, we completed the acquisition of Saxby Bros. Limited, a chilled pastry company in the United Kingdom, for approximately $24.1 million. This business, which had sales of $23.8 million in calendar 2006, complements our existing frozen pastry business in the United Kingdom. In addition, we completed an acquisition in Greece for $2.8 million.

During fiscal 2007, our 50 percent joint venture Cereal Partners Worldwide (CPW) completed the acquisition of the Uncle Tobys cereal business in Australia for $385.6 million. We funded our 50 percent share of the purchase price by making additional advances to and equity contributions in CPW totaling $135.1 million (classified as investments in affiliates, net, on the Consolidated Statements of Cash Flows) and by acquiring a 50 percent undivided interest in certain intellectual property for $57.7 million (classified as acquisitions on the Consolidated Statements of Cash Flows). During fiscal 2008, we completed the allocation of our purchase price and reclassified $16.3 million from goodwill to other intangible assets on our Consolidated Balance Sheets.

During fiscal 2006, we acquired Elysées Consult SAS, the franchise operator of a Häagen-Dazs shop in France, and Croissant King, a producer of frozen pastry products in Australia. We also acquired a controlling financial interest in Pinedale Holdings Pte. Limited, an operator of Häagen-Dazs cafes in Singapore and Malaysia. The aggregate purchase price of our fiscal 2006 acquisitions was $26.5 million.

NOTE 4. RESTRUCTURING, IMPAIRMENT, AND OTHER EXIT COSTS
We view our restructuring activities as a way to meet our long-term growth targets. Activities we undertake must meet internal rate of return and net present value targets. Each restructuring action normally takes one to two years to complete. At completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. These activities result in various restructuring costs, including asset write offs, exit charges including severance, contract termination fees, and decommissioning and other costs.

In fiscal 2008, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense (Income), in Millions

Closure of Poplar, Wisconsin plant	$2.7
Closure and sale of Allentown, Pennsylvania frozen waffle plant	9.4
Closure of leased Trenton, Ontario frozen dough plant	10.9
Restructuring of production scheduling and discontinuation of cake product line at Chanhassen, Minnesota plant	1.6
Gain on sale of previously closed Vallejo, California plant	(7.1)
Charges associated with restructuring actions previously announced	3.5

Total	$21.0

We approved a plan to transfer Old El Paso production from our Poplar, Wisconsin facility to other plants and close the Poplar facility to improve capacity utilization and reduce costs. This action affects 113 employees at the Poplar facility and resulted in a charge of $2.7 million consisting entirely of employee severance. Due to declining financial results, we decided to exit our frozen waffle product line (retail and foodservice) and to close our frozen waffle plant in Allentown, Pennsylvania, affecting 111 employees. We recorded a charge consisting of $3.5 million of employee severance and a $5.9 million non-cash impairment charge against long-lived assets at the plant. We also completed an analysis of the viability of our Bakeries and Foodservice frozen dough facility in Trenton, Ontario, and decided to close the facility, affecting 470 employees. We recorded a charge consisting of $8.4 million for employee severance and $2.5 million in charges for shutdown and decommissioning costs. We lease the Trenton plant under an agreement expiring in fiscal 2013. We expect to make limited use of the plant during fiscal 2009 while we evaluate sublease or lease termination options. These actions, including the anticipated timing of the disposition of the plants we will close, are expected to be completed by the end of the third quarter of fiscal 2009. We also restructured our production scheduling and discontinued our cake production line at our Chanhassen, Minnesota Bakeries and Foodservice plant. These actions affected 125 employees, and we recorded a $3.0 million charge for employee severance that was partially offset by a $1.4 million gain from the sale of long-lived assets during the fourth quarter of fiscal 2008. This action is expected to be completed by the end of the first quarter of fiscal 2009. Finally, we recorded additional charges of $3.5 million primarily related to previously announced Bakeries and Foodservice segment restructuring actions including employee severance for 38 employees.

Collectively, the charges we expect to incur with respect to these fiscal 2008 restructuring actions total $65 million, of which $43.3 million has been recognized in fiscal 2008. This includes a $17.7 million non-cash charge related to accelerated depreciation on long-lived assets at our plant in Trenton, Ontario and $0.8 million of inventory write offs at our plants in Chanhassen, Minnesota and Allentown, Pennsylvania. The accelerated depreciation charge is recorded in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate items in our segment results.

During fiscal 2008, we received $16.2 million in proceeds from the sale of our Allentown, Pennsylvania plant and our previously closed Vallejo, California plant.

In fiscal 2007, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense (Income), in Millions

Non-cash impairment charge for certain Bakeries and Foodservice product lines	$36.7
Gain from our previously closed plant in San Adrian, Spain	(7.3)
Loss from divestitures of our par-baked bread and frozen pie product lines	9.6
Charges associated with restructuring actions previously announced	0.3

Total	$39.3

As part of our long-range planning process, we determined that certain product lines in our Bakeries and Foodservice segment were underperforming. In late May 2007, we concluded that the future cash flows generated by these product lines will be insufficient to recover the net book value of the related long-lived assets. Accordingly, we recorded a non-cash impairment charge of $36.7 million against these assets in the fourth quarter of fiscal 2007.

In fiscal 2006, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions

Closure of our Swedesboro, New Jersey plant	$12.9
Closure of a production line at our Montreal, Quebec plant	6.3
Restructuring actions at our Allentown, Pennsylvania plant	3.5
Asset impairment charge at our Rochester, New York plant	3.2
Charges associated with restructuring actions previously announced	3.9

Total	$29.8

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

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

		Other
In Millions	Severance	Exit Costs	Total

Reserve balance as of May 29, 2005	$8.9	$8.9	$17.8
2006 charges	6.9	2.7	9.6
Utilized in 2006	(7.7)	(5.0)	(12.7)

Reserve balance as of May 28, 2006	8.1	6.6	14.7
2007 charges	–	(0.9)	(0.9)
Utilized in 2007	(4.7)	(4.8)	(9.5)

Reserve balance as of May 27, 2007	3.4	0.9	4.3
2008 charges	20.9	–	20.9
Utilized in 2008	(16.7)	(0.6)	(17.3)

Reserve balance as of May 25, 2008	$7.6	$0.3	$7.9

NOTE 5. INVESTMENTS IN JOINT VENTURES
We have a 50 percent equity interest in CPW which manufactures and markets ready-to-eat cereal products in more than 130 countries and republics outside the United States and Canada. CPW also markets cereal bars in several European countries and manufactures private label cereals for customers in the United Kingdom. We have guaranteed a portion of CPW’s debt and its pension obligation in the United Kingdom. Results from our CPW joint venture are reported as of and for the 12 months ended March 31.

We have 50 percent equity interests in Häagen-Dazs Japan, Inc. and Häagen-Dazs Korea Company Limited. These joint ventures manufacture, distribute, and market Häagen-Dazs ice cream products and frozen novelties. In fiscal 2007, we changed their reporting period to include results through March 31. In previous years, we included results for the twelve months ended April 30. Accordingly, fiscal 2007 results include only 11 months of results from these joint ventures compared to 12 months in fiscal 2008 and fiscal 2006. The impact of this change was not material to our consolidated results of operations, so we did not restate prior periods for comparability.

During the third quarter of fiscal 2008, the 8th Continent soymilk business was sold. Our 50 percent share of the after-tax gain on the sale was $2.2 million, of which we recognized $1.7 million in after-tax earnings from joint ventures in fiscal 2008. We will record an additional after-tax gain of up to $0.5 million in the first quarter of fiscal 2010 if certain conditions are satisfied.

In February 2006, CPW announced a restructuring of its manufacturing plants in the United Kingdom. Our after-tax share of CPW restructuring, impairment, and other exit costs pursuant to approved plans during fiscal 2008 and prior years was as follows:

	Fiscal Year
Expense (Income), in Millions	2008	2007	2006

Gain on sale of property	$(15.9)	$–	$–
Accelerated depreciation charges and severance associated with previously announced restructuring actions	4.5	8.2	8.0
Other charges resulting from fiscal 2008 restructuring actions	3.2	–	–

Total	$(8.2)	$8.2	$8.0

During the first quarter of fiscal 2007, CPW acquired the Uncle Tobys cereal business in Australia for $385.6 million. We funded advances and an equity contribution to CPW from cash generated from our international operations, including our international joint ventures.

Our cumulative investment in these joint ventures was $278.6 million at the end of fiscal 2008 and $294.6 million at the end of fiscal 2007. We also have goodwill of $577.0 million associated with our joint ventures. Our investments in these joint ventures include aggregate advances of $124.4 million as of May 25, 2008 and $157.1 million as of May 27, 2007. Our sales to these joint ventures were $12.8 million in fiscal 2008, $31.8 million in fiscal 2007, and $34.8 million in fiscal 2006. We had a net return of capital from the joint ventures of $75.2 million in fiscal 2008 and made net investments of $103.4 million in fiscal 2007 and $7.0 million in fiscal 2006. We received dividends from the joint ventures of $108.7 million in fiscal 2008, $45.2 million in fiscal 2007, and $77.4 million in fiscal 2006.

Summary combined financial information for the joint ventures on a 100 percent basis follows:

	Fiscal Year

In Millions	2008	2007	2006

Net sales	$2,404.2	$2,016.3	$1,795.2
Gross margin	1,008.4	835.4	770.3
Earnings before income taxes	231.7	167.3	157.4
Earnings after income taxes	190.4	132.0	120.9

In Millions	May 25, 2008	May 27, 2007

Current assets	$1,021.5	$815.3
Noncurrent assets	1,002.0	898.1
Current liabilities	1,592.6	1,227.8
Noncurrent liabilities	75.9	81.7

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets are as follows:

	May 25,	May 27,
In Millions	2008	2007

Goodwill	$6,786.1	$6,835.4

Other intangible assets:
Intangible assets not subject to amortization:
Brands	3,745.6	3,681.9
Intangible assets subject to amortization:
Patents, trademarks, and other finite-lived intangibles	44.0	19.2
Less accumulated amortization	(12.4)	(7.1)

Total intangible assets subject to amortization	31.6	12.1

Total other intangible assets	3,777.2	3,694.0

Total goodwill and other intangible assets	$10,563.3	$10,529.4

The changes in the carrying amount of goodwill for fiscal 2006, 2007, and 2008 are as follows:

			Bakeries
	U.S.		and	Joint
In Millions	Retail	International	Foodservice	Ventures	Total

Balance as of May 29, 2005	$5,001.8	$152.2	$1,201.1	$329.2	$6,684.3
Acquisitions	–	15.3	–	–	15.3
Deferred tax adjustment related to Pillsbury acquisition	(41.8)	–	–	–	(41.8)
Other activity, primarily foreign currency translation	–	(29.9)	–	24.1	(5.8)

Balance as of May 28, 2006	4,960.0	137.6	1,201.1	353.3	6,652.0
Reclassification for customer shift	216.0	–	(216.0)	–	–
Acquisitions	–	23.4	–	15.0	38.4
Deferred tax adjustment resulting from tax audit settlement	13.1	0.2	3.6	1.1	18.0
Divestitures	–	–	(6.9)	–	(6.9)
Other activity, primarily foreign currency translation	13.8	(19.0)	–	139.1	133.9

Balance as of May 27, 2007	5,202.9	142.2	981.8	508.5	6,835.4
Finalization of purchase accounting	–	(0.3)	–	(16.3)	(16.6)
Adoption of FIN 48	(110.9)	(10.6)	(30.4)	–	(151.9)
Other activity, primarily foreign currency translation	15.0	15.1	4.3	84.8	119.2

Balance as of May 25, 2008	$5,107.0	$146.4	$955.7	$577.0	$6,786.1

During fiscal 2007 as part of our annual goodwill and brand intangible impairment assessments, we reviewed our goodwill and other intangible asset allocations by country within the International segment and our joint ventures. The resulting reallocation of these balances across the countries within this segment and to our joint ventures caused changes in the foreign currency translation of the balances. As a result of these changes in foreign currency translation, we increased goodwill by

$136.2 million, other intangible assets by $18.1 million, deferred income taxes by $9.2 million, and accumulated other comprehensive income (loss) by the net of these amounts.

At the beginning of fiscal 2007, we shifted selling responsibility for several customers from our Bakeries and Foodservice segment to our U.S. Retail segment. Goodwill of $216.0 million previously reported in our Bakeries and Foodservice segment as of May 28, 2006 has now been recorded in the U.S. Retail segment.

Future purchase price adjustments to goodwill may occur upon the resolution of certain income tax accounting matters.

The changes in the carrying amount of other intangible assets for fiscal 2006, 2007, and 2008 are as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total

Balance as of May 29, 2005	$3,178.5	$341.2	$12.4	$3,532.1
Other activity, primarily foreign currency translation	(3.0)	79.0	(1.0)	75.0

Balance as of May 28, 2006	3,175.5	420.2	11.4	3,607.1
Other intangibles acquired	–	1.3	44.5	45.8
Other activity, primarily foreign currency translation	(0.3)	39.4	2.0	41.1

Balance as of May 27, 2007	3,175.2	460.9	57.9	3,694.0
Finalization of purchase accounting	–	15.6	16.3	31.9
Other activity, primarily foreign currency translation	–	42.3	9.0	51.3

Balance as of May 25, 2008	$3,175.2	$518.8	$83.2	$3,777.2

NOTE 7. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

Financial Instruments The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, derivative instruments, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 25, 2008 and May 27, 2007, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2008	2007	2008	2007	2008	2007	2008	2007

Available for sale:
Debt securities	$20.5	$17.6	$20.7	$17.9	$0.2	$0.3	$–	$–
Equity securities	6.1	4.5	14.0	10.4	7.9	5.8	–	–

Total	$26.6	$22.1	$34.7	$28.3	$8.1	$6.1	$–	$–

Earnings include insignificant realized gains from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon management’s intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive income (loss) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available for Sale
In Millions	Cost	Market Value

Under 1 year (current)	$13.0	$13.3
From 1 to 3 years	0.3	0.3
From 4 to 7 years	1.6	1.5
Over 7 years	5.6	5.6
Equity securities	6.1	14.0

Total	$26.6	$34.7

Marketable securities with a market value of $12.6 million as of May 25, 2008 were pledged as collateral for certain derivative contracts.

The fair values and carrying amounts of long-term debt, including the current portion, were $4,926.3 million and $4,790.7 million as of May 25, 2008, and $4,977.8 million and $4,951.7 million as of May 27, 2007. The fair value of long-term debt was estimated using discounted cash flows based on our current incremental borrowing rates for similar types of instruments.

Risk Management Activities As a part of our ongoing operations, we are exposed to market risks such as changes in interest rates,

foreign currency exchange rates, and commodity prices. To manage these risks, we may enter into various derivative transactions (e.g., futures, options, and swaps) pursuant to our established policies.

Interest Rate Risk We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include U.S. Treasury rates, London Interbank Offered Rates (LIBOR), and commercial paper rates in the United States and Europe. We use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed-rate versus floating-rate debt, based on current and projected market conditions. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount.

Floating Interest Rate Exposures – Except as discussed below, floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Amounts deferred to accumulated other comprehensive income (loss) are reclassified into earnings over the life of the associated debt. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2008, 2007, and 2006.

Fixed Interest Rate Exposures – Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities. Effective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2008, 2007, and 2006.

In anticipation of the Pillsbury acquisition and other financing needs, we entered into pay-fixed interest rate swap contracts during fiscal 2001 and 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. As of May 25, 2008, we still owned $1.75 billion of Pillsbury-related pay-fixed swaps that were previously neutralized with offsetting pay-floating swaps in fiscal 2002.

In advance of a planned debt financing in fiscal 2007, we entered into $700.0 million pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent. All of these forward-starting interest rate swaps were cash settled for $22.5 million coincident with our $1.0 billion 10-year fixed-rate note debt offering on January 17, 2007. As of May 25, 2008, $19.4 million pre-tax loss remained in accumulated other comprehensive income (loss), which will be reclassified to earnings over the term of the underlying debt.

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate swaps. As discussed above, we have neutralized all of our Pillsbury-related pay-fixed swaps with pay-floating swaps; however, we cannot present them on a net basis in the following table because the offsetting occurred with different counterparties. Average floating rates are based on rates as of the end of the reporting period.

	May 25,	May 27,
In Millions	2008	2007

Pay-floating swaps – notional amount	$1,879.5	$1,914.5
Average receive rate	5.8%	5.8%
Average pay rate	2.5%	5.3%
Pay-fixed swaps – notional amount	$2,250.0	$1,762.3
Average receive rate	2.6%	5.3%
Average pay rate	6.4%	7.3%

The swap contracts mature at various dates from 2009 to 2016 as follows:

	Fiscal Year
	Maturity Date

		Pay
In Millions	Pay Floating	Fixed

2009	$20.2	$–
2010	18.9	500.0
2011	17.6	–
2012	1,753.3	1,000.0
2013	14.6	750.0
Beyond 2013	54.9	–

Total	$1,879.5	$2,250.0

Foreign Exchange Risk Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related primarily to third-party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen and Mexican peso. We primarily use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We generally do not hedge more than 12 months forward. The amount of hedge ineffectiveness was $1 million or less in each of fiscal 2008, 2007, and 2006. We also have many net investments in foreign subsidiaries that are denominated in euros. We hedge a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 25, 2008, we have issued $472.9 million of euro-denominated commercial paper and foreign exchange forward contracts that we have designated as a net investment hedge and thus deferred net foreign currency transaction losses of $69.6 million to accumulated other comprehensive income (loss).

Commodity Price Risk Many commodities we use in the production and distribution of our products are exposed to market price risks. We use derivatives to hedge price risk for our principal raw materials and energy input costs including grains (wheat, oats, and corn), oils (principally soybean), non-fat dry milk, natural gas, and diesel fuel. We also operate a grain merchandising operation, primarily for wheat and oats. This operation uses futures and options to hedge its net inventory position to minimize market exposure. We manage our exposures through a combination of purchase orders, long-term contracts with suppliers, exchange-traded futures and options, and over-the-counter options and swaps. We offset our exposures based on current and projected market conditions, and generally seek to acquire the inputs at as close to our planned cost as possible. As discussed in Note 2, beginning in fiscal 2008 we do not document our commodity derivatives as accounting hedges and accordingly we record all volatility in unallocated corporate items until we take delivery of the underlying input, when we then transfer the gain or loss on the hedge to segment operating profit. Pursuant to this policy, unallocated corporate items for fiscal 2008 included:

In Millions

Mark-to-market net gains on commodity derivative positions, primarily from agricultural derivatives	$115.3
Net realized gains on hedge positions reclassified to segment operating profit, primarily agricultural derivatives	(55.7)

Net gain recognized in unallocated corporate items	$59.6

As of May 25, 2008, the net notional value of commodity derivatives was $784.8 million, of which $524.8 million relates to agricultural positions and $260.0 million relates to energy positions. These hedges relate to inputs that generally will be utilized within the next 12 months.

Amounts Recorded in Accumulated Other Comprehensive Income (Loss) Unrealized losses from interest rate cash flow hedges recorded in accumulated other comprehensive income (loss) as of May 25, 2008, totaled $39.2 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. As of May 25, 2008, we had no amounts from commodity derivatives recorded in accumulated other comprehensive income (loss). Unrealized losses from foreign currency cash flow hedges recorded in accumulated other comprehensive income (loss) as of May 25, 2008, were less than $1.0 million after-tax. The net amount of pre-tax gains and losses in accumulated other comprehensive income (loss) as of May 25, 2008, that is expected to be reclassified into net earnings within the next 12 months is $16.1 million of expense.

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

During fiscal 2008, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart), accounted for 19 percent of our consolidated net sales and 27 percent of our sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 5 percent of our sales in the International segment and 5 percent of our sales in the Bakeries and Foodservice segment. As of May 25, 2008, Wal-Mart accounted for 23 percent of our U.S. Retail receivables, 4 percent of our International receivables, and 2 percent of our

Bakeries and Foodservice receivables. The 5 largest customers in our U.S. Retail segment accounted for 57 percent of its fiscal 2008 net sales, the 5 largest customers in our International segment accounted for 26 percent of its fiscal 2008 net sales, and the 5 largest customers in our Bakeries and Foodservice segment accounted for 39 percent of its fiscal 2008 net sales.

NOTE 8. DEBT

Notes Payable The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 25, 2008		May 27, 2007

		Weighted-		Weighted-
		Average		Average
	Notes	Interest	Notes	Interest
In Millions	Payable	Rate	Payable	Rate

U.S. commercial paper	$687.5	2.9%	$476.9	5.4%
Euro commercial paper	1,386.3	3.4	639.0	5.4
Financial institutions	135.0	9.6	138.5	9.8

Total notes payable	$2,208.8	3.6%	$1,254.4	5.8%

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Our commercial paper borrowings are supported by $3.0 billion of fee-paid committed credit lines and $403.8 million in uncommitted lines. As of May 25, 2008, there were no amounts outstanding on the fee-paid committed credit lines and $133.8 million was drawn on the uncommitted lines, all by our international operations. Our committed lines consist of a $1.9 billion credit facility expiring in October 2012 and a $1.1 billion credit facility expiring in October 2010.

On October 9, 2007, we entered into a new five-year credit agreement with an initial aggregate revolving commitment of $1.9 billion which is scheduled to expire in October 2012. Concurrent with the execution of the new credit agreement, we terminated our five-year credit agreement dated January 20, 2004, which provided $750.0 million of revolving credit and was scheduled to expire in January 2009, and our amended and restated credit agreement dated October 17, 2006, which provided $1.1 billion of revolving credit and was scheduled to expire in October 2007. We then terminated our credit agreement dated August 3, 2007, which provided an aggregate revolving commitment of $750.0 million and was scheduled to expire on December 6, 2007.

Long-Term Debt On April 11, 2007, we issued $1.15 billion aggregate principal amount of floating-rate convertible senior notes. On April 11, 2008, the holders of those notes put $1.14 billion of the aggregate principal amount to us for repurchase. We issued commercial paper to fund the repurchase.

On March 17, 2008, we sold $750.0 million of 5.2 percent fixed-rate notes due March 17, 2015 and on August 29, 2007, we sold $700.0 million of 5.65 percent fixed-rate notes due September 10, 2012. The proceeds of the notes were used to repay outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. The notes may be redeemed at our option at any time for a specified make-whole amount. The notes are senior unsecured, unsubordinated obligations and contain a change of control provision, as defined in the instruments governing the notes.

On April 25, 2007, we redeemed or converted all of our zero coupon convertible debentures due 2022 for a redemption price equal to the accreted value of the debentures, which was $734.45 per $1,000 principal amount of the debentures at maturity. The redemption price was settled in cash. For the debentures that were converted, we delivered cash equal to the accreted value of the debentures, including $23.3 million of accreted original issue discount, and issued 284,000 shares of our common stock worth $17.0 million to settle the conversion value in excess of the accreted value. This premium was recorded as a reduction to stockholders’ equity, net of the applicable tax benefit. There was no gain or loss associated with the redemption or conversions. We used proceeds from the issuance of commercial paper to fund the redemption and conversions of the debentures.

In January 24, 2007, we issued $1.0 billion of 5.7 percent fixed-rate notes due February 15, 2017 and $500.0 million of floating-rate notes due January 22, 2010. The proceeds of these notes were used to retire $1.5 billion of fixed-rate notes that matured in February 2007. The floating-rate notes bear interest equal to three-month LIBOR plus 0.13 percent, subject to quarterly reset. Interest on the floating-rate notes is payable quarterly in arrears. The floating-rate notes cannot be called by us prior to maturity. Interest on the fixed-rate notes is payable semi-annually in arrears. The fixed-rate notes may be called by us at any time for cash equal to the greater of the principal amounts of the notes and a specified make-whole amount, plus, in each case, accrued and unpaid interest. The notes are senior unsecured, unsubordinated obligations. We had previously entered into $700.0 million of pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent in anticipation of the fixed-rate note offering.

Our credit facilities and certain of our long-term debt agreements contain restrictive covenants. As of May 25, 2008, we were in compliance with all of these covenants.

As of May 25, 2008, the $61.7 million pre-tax loss recorded in accumulated other comprehensive income (loss) associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from accumulated other comprehensive income (loss) to net interest in fiscal 2009 is $16.1 million pre-tax.

A summary of our long-term debt is as follows:

	May 25,	May 27,
In Millions	2008	2007

6% notes due February 15, 2012	$1,240.3	$1,240.3
5.7% notes due February 15, 2017	1,000.0	1,000.0
5.2% notes due March 17, 2015	750.0	–
5.65% notes due September 10, 2012	700.0	–
Floating-rate notes due January 22, 2010	500.0	500.0
Medium-term notes, 4.8% to 9.1%, due 2008 to 2078(a)	327.3	327.3
Zero coupon notes, yield 11.1%(b)	150.6	134.8
Debt of contract manufacturer consolidated under FIN 46R	31.8	36.8
Floating-rate convertible senior notes due April 11, 2037	9.5	1,150.0
3.875% notes due November 30, 2007	–	336.3
3.901% notes due November 30, 2007	–	135.0
8.2% ESOP loan guaranty, due June 30, 2007	–	1.4
Other, including capital leases	81.2	89.8

	4,790.7	4,951.7
Less amount due within one year	(442.0)	(1,734.0)

Total long-term debt	$4,348.7	$3,217.7

(a)	$100.0 million of our medium-term notes may mature in fiscal 2009 based on the put rights of the note holders.

(b)	We are redeeming these notes on August 15, 2008. The final payment on that date will be $154.3 million.

We guaranteed the debt of our Employee Stock Ownership Plan. Therefore, the guaranteed debt was reflected on our Consolidated Balance Sheets as long-term debt, with a related offset in additional paid-in capital in stockholders’ equity. The debt underlying the guarantee was repaid on June 30, 2007.

Principal payments due on long-term debt in the next five years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are $442.0 million in fiscal 2009, $508.7 million in fiscal 2010, $9.0 million in fiscal 2011, $1,249.5 million in fiscal 2012, and $815.0 million in fiscal 2013.

NOTE 9. MINORITY INTERESTS
In April 2002, we contributed assets with an aggregate fair market value of $4.2 billion to our subsidiary GMC. The contributed assets consist primarily of manufacturing assets and intellectual property associated with the production and retail sale of Big G cereals, Progresso soups, and Old El Paso products in the United States. In exchange for the contribution of these assets, GMC issued its managing membership interest and its limited preferred membership interests to certain of our wholly owned subsidiaries. We continue to hold the managing membership interest, and therefore direct the operations of GMC. Other than the right to consent to certain actions, holders of the limited preferred membership interests do not participate in the management of GMC.

In May 2002, we sold 150,000 Class A Limited Membership Interests (Class A Interests) in GMC to an unrelated third-party investor for $150.0 million. In June 2007, we sold an additional 88,851 Class A Interests to the same unrelated third-party investor for $92.3 million. As of May 25, 2008, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $242.3 million.

In October 2004, we sold 835,000 Series B-1 Limited Membership Interests (Series B-1 Interests) in GMC to a different unrelated third-party investor for $835.0 million. In August 2007, General Mills Sales, Inc., our wholly owned subsidiary, purchased for a net amount of $843.0 million all of the outstanding Series B-1 Interests as part of a required remarketing of those interests. The purchase price reflected the Series B-1 Interests’ original capital account balance of $835.0 million and $8.0 million of capital account appreciation attributable and paid to the third party holder of the Series B-1 Interests. The capital appreciation paid to the third party holder of the Series B-1 Interests was recorded as a reduction to retained earnings, a component of stockholders’ equity, on the Consolidated Balance Sheets, and reduced net earnings available to common stockholders in our basic and diluted EPS calculations.

We currently hold all interests in GMC other than the Class A Interests. The terms of the Class A Interests are described in the Fifth Amended and Restated Limited Liability Company Agreement of GMC (the LLC Agreement).

The holder of the Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 65 basis points, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $248.1 million). The LLC Agreement requires that the preferred return rate of the Class A Interests be adjusted every five years through a negotiated agreement between the Class A Interest holder and GMC, or through a remarketing auction. The next remarketing is scheduled to occur in June 2012 and thereafter in five year intervals. Upon a failed remarketing, the preferred return rate over three-month LIBOR will be increased by 75 basis points until the next remarketing, which will occur in 3 month intervals until a successful remarketing occurs or the managing member purchases the Class A Interests. The managing member may at any time elect to purchase all of the Class A Interests for an amount equal to the holder’s capital account balance (as adjusted in a mark-to-market valuation), plus any accrued but unpaid preferred returns and the prescribed make-whole amount.

Holders of the Class A Interests may initiate a liquidation of GMC under certain circumstances, including, without limitation, the bankruptcy of GMC or its subsidiaries, GMC’s failure to deliver the preferred distributions on the Class A Interests, GMC’s failure to comply with portfolio requirements, breaches of certain covenants, lowering of our senior debt rating below either Baa3 by Moody’s Investors Service or BBB- by Standard & Poor’s, and a failed attempt to remarket the Class A Interests as a result of GMC’s failure to assist in such remarketing. In the event of a liquidation of GMC, each member of GMC will receive the amount of its then current capital account balance. The managing member may avoid liquidation by exercising its option to purchase the Class A Interests.

For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of GMC are included in our Consolidated Financial Statements. The return to the third party investor is reflected in net interest in the Consolidated Statements of Earnings. The third party investor’s interests in GMC are classified as minority interests on our Consolidated Balance Sheets. As discussed above, we may exercise our option to purchase the Class A Interests for consideration equal to the then current capital account value, plus any unpaid preferred return and the prescribed make-whole amount. If we purchase these interests, any change in the unrelated third party investor’s capital account from its original value will be charged directly to retained earnings and will increase or decrease the net earnings used to calculate EPS in that period.

Our minority interests contain restrictive covenants. As of May 25, 2008, we were in compliance with all of these covenants.

General Mills Capital, Inc. was formed in July 2002 for the purpose of purchasing and collecting our receivables and previously sold $150.0 million of its Series A preferred stock to an unrelated third-party investor. In June 2007, we redeemed all of the Series A preferred stock. We used commercial paper borrowings and proceeds from the sale of the additional Class A Interests in GMC to fund the redemption. There was no gain or loss associated with this transaction.

NOTE 10. STOCKHOLDERS’ EQUITY
Cumulative preference stock of 5.0 million shares, without par value, is authorized but unissued.

On December 10, 2007, our Board of Directors approved the retirement of 125.0 million shares of common stock in treasury effective December 10, 2007. This action reduced common stock by $12.5 million, reduced additional paid-in capital by $5,068.3 million, and reduced common stock in treasury by $5,080.8 million on our Consolidated Balance Sheets.

In fiscal 2007, our Board of Directors approved an authorization to repurchase up to 75 million shares of our common stock. This replaced a prior authorization, which permitted us to repurchase shares up to a treasury share balance of 170 million. Purchases under the new authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no pre-established termination date. During fiscal 2008, we repurchased 23.9 million shares for an aggregate purchase price of $1.4 billion, of which $0.1 million settled after the end of our fiscal year. During fiscal 2007, we repurchased 25.3 million shares for an aggregate purchase price of $1.4 billion, of which $64.4 million settled after the end of our fiscal year. In fiscal 2006, we repurchased 18.8 million shares of common stock for an aggregate purchase price of

$892.4 million. A total of 39.8 million shares were held in treasury as of May 25, 2008.

In October 2004, Lehman Brothers Holdings Inc. (Lehman Brothers) issued $750.0 million of notes, which were mandatorily exchangeable for shares of our common stock. In connection with the issuance of those notes, an affiliate of Lehman Brothers entered into a forward purchase contract with us, under which we were obligated to deliver to such affiliate between 14.0 million and 17.0 million shares of our common stock, subject to adjustment under certain circumstances. We delivered 14.3 million shares in October 2007, in exchange for $750.0 million in cash from Lehman Brothers. We used the cash to reduce outstanding commercial paper balances.

The forward purchase contract was considered an equity instrument. The $42.6 million fee we paid for the forward purchase contract was recorded as a reduction to stockholders’ equity in fiscal 2005.

The following table provides details of other comprehensive income:

In Millions	Pretax	Tax	Net

Fiscal 2006:
Foreign currency translation	$72.9	$–	$72.9
Minimum pension liability	37.7	(13.7)	24.0
Other fair value changes:
Securities	2.3	(0.8)	1.5
Hedge derivatives	(14.5)	5.4	(9.1)
Reclassification to earnings:
Hedge derivatives	44.1	(16.1)	28.0

Other comprehensive income	$142.5	$(25.2)	$117.3

Fiscal 2007:
Foreign currency translation	$193.8	$–	$193.8
Minimum pension liability	(33.5)	12.7	(20.8)
Other fair value changes:
Securities	2.0	(0.7)	1.3
Hedge derivatives	11.4	(4.9)	6.5
Reclassification to earnings:
Hedge derivatives	22.8	(8.3)	14.5

Other comprehensive income	$196.5	$(1.2)	$195.3

Fiscal 2008:
Foreign currency translation	$246.3	$–	$246.3
Minimum pension liability	61.4	(22.0)	39.4
Other fair value changes:
Securities	1.5	(0.6)	0.9
Hedge derivatives	59.6	(21.3)	38.3
Reclassification to earnings:
Hedge derivatives	(64.5)	23.5	(41.0)
Amortization of losses and prior service costs	20.6	(8.1)	12.5

Other comprehensive income	$324.9	$(28.5)	$296.4

Except for reclassifications to earnings, changes in other comprehensive income are primarily noncash items.

Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows:

	May 25,	May 27,
In Millions	2008	2007

Foreign currency translation adjustments	$648.4	$402.1
Unrealized gain (loss) from:
Securities	4.8	3.9
Hedge derivatives	(39.2)	(36.5)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(400.4)	(448.5)
Prior service costs	(36.9)	(40.7)

Accumulated other comprehensive income (loss)	$176.7	$(119.7)

NOTE 11. STOCK PLANS
We use broad-based stock plans to help ensure that management’s interests are aligned with those of our stockholders. As of May 25, 2008, a total of 10,310,361 shares were available for grant in the form of stock options, restricted shares, restricted stock units, and shares of common stock under the 2007 Stock Compensation Plan (2007 Plan) and the 2006 Compensation Plan for Non-Employee Directors (2006 Director Plan). On September 24, 2007, our stockholders approved the 2007 Plan, replacing the 2005 Stock Compensation Plan (2005 Plan). Restricted shares and restricted stock units may also be granted under our Executive Incentive Plan (EIP) through September 25, 2010. Stock-based awards now outstanding include some granted under the 1993, 1995, 1996, 1998 (senior management), 1998 (employee), 2001, 2003, and 2005 stock plans, under which no further awards may be granted. The stock plans provide for full vesting of options, restricted shares, and restricted stock units upon completion of specified service periods or in certain circumstances, following a change of control. As of May 25, 2008, a total of 5,150,669 restricted shares and restricted stock units were outstanding under all plans.

Stock Options The estimated weighted-average fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2008	2007	2006

Estimated fair values of stock options granted	$10.55	$10.74	$8.04
Assumptions:
Risk-free interest rate	5.1%	5.3%	4.3%
Expected term	8.5 years	8.0 years	7.0 years
Expected volatility	15.6%	19.7%	20.0%
Dividend yield	2.7%	2.8%	2.9%

The valuation of stock options is a significant accounting estimate which requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield.

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

Any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) is presented in the Consolidated Statements of Cash Flows as a financing (rather than an operating) cash flow.

Realized windfall tax benefits are credited to additional paid-in capital within the Consolidated Balance Sheets. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense, potentially resulting in volatility in our consolidated effective income tax rate. We calculated a cumulative memo balance of windfall tax benefits from post-1995 fiscal years for the purpose of accounting for future shortfall tax benefits.

Options may be priced at 100 percent or more of the fair market value on the date of grant, and generally vest four years after the date of grant. Options generally expire within 10 years and one month after the date of grant. Under the 2006 Director Plan, through fiscal 2008 each nonemployee director received upon election and re-election to the Board of Directors options to purchase 10,000 shares of common stock that generally vest one year, and expire within 10 years, after the date of grant. The stock options granted to directors will generally vest one year, and expire within 10 years, after the grant date. Beginning in fiscal 2009, each director will receive stock options valued at $90,000 upon their appointment and each re-election.

Information on stock option activity follows:

		Weighted-		Weighted-
		Average		Average
	Options	Exercise	Options	Exercise
	Exercisable	Price	Outstanding	Price
	(Thousands)	per Share	(Thousands)	per Share

Balance as of May 29, 2005	36,506.1	$36.08	64,259.4	$40.68
Granted(a)			135.8	46.56
Exercised			(5,572.5)	32.99
Forfeited or expired			(619.6)	45.67

Balance as of May 28, 2006	42,071.9	39.93	58,203.1	41.45
Granted			5,284.9	51.34
Exercised			(9,382.2)	37.41
Forfeited or expired			(332.6)	46.11

Balance as of May 27, 2007	39,505.9	41.16	53,773.2	43.09
Granted			5,499.4	58.76
Exercised			(6,135.1)	37.50
Forfeited or expired			(116.3)	50.42

Balance as of May 25, 2008	38,194.6	$42.46	53,021.2	$45.35

(a)	In fiscal 2005, we changed the timing of our annual stock option grant from December to June. As a result, we did not make an annual stock option grant during fiscal 2006.

Stock-based compensation expense related to stock option awards was $52.8 million in fiscal 2008 and $54.0 million in fiscal 2007.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year

In Millions	2008	2007	2006

Net cash proceeds	$192.0	$307.0	$163.2
Intrinsic value of options exercised	134.4	177.3	95.7

Restricted Stock and Restricted Stock Units Stock and units settled in stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2007 Plan. Restricted shares and restricted stock units, up to 50 percent of the value of an individual’s cash incentive award, may also be granted through the EIP. Certain restricted stock and restricted stock unit awards require the employee to deposit personally owned shares (on a one-for-one basis) with us during the restricted period. Restricted stock and restricted stock units generally vest and become unrestricted four years after the date of grant. Participants are entitled to cash dividends on such awarded shares and units, but the sale or transfer of these shares and units is restricted during the vesting period. Participants holding restricted stock, but not restricted stock units, are entitled to vote on matters submitted to holders of common stock for a vote. Under the 2006 Director Plan, through fiscal 2008 each nonemployee director received 1,000 restricted stock units each time he or she was elected to the Board. These units generally vest one year after the date of grant. Beginning in fiscal 2009, each director will receive $90,000 in restricted stock units upon their appointment and each re-election based on the closing stock price of our common stock on the date of the grant.

Information on restricted stock unit activity follows:

		Weighted-Average
	Units (Thousands)	Grant-Date Fair Value

Non-vested as of May 27, 2007	4,785.9	$48.74
Granted	1,952.2	58.62
Vested	(1,397.9)	46.92
Forfeited or expired	(189.5)	53.19

Non-vested as of May 25, 2008	5,150.7	$52.81

	Fiscal Year

	2008	2007	2006

Number of units granted (thousands)(a)	1,952.2	1,771.2	629.9
Weighted average price per unit	$58.62	$51.71	$49.75

(a)	In fiscal 2005, we changed the timing of our annual restricted stock unit grant from December to June.

The total grant-date fair value of restricted stock unit awards that vested during fiscal 2008 was $65.6 million. The total grant-date fair value of restricted stock unit awards that vested during fiscal 2007 was $22.7 million.

As of May 25, 2008, unrecognized compensation costs related to non-vested stock options and restricted stock units was $172.9 million. This cost will be recognized as a reduction of earnings over 22 months, on average.

Stock-based compensation expense related to restricted stock awards was $80.4 million for fiscal 2008, $73.1 million for fiscal 2007, and $44.6 million for fiscal 2006.

NOTE 12. EARNINGS PER SHARE
Basic and diluted EPS were calculated using the following:

	Fiscal Year

In Millions, Except Per Share Data	2008	2007	2006

Net earnings – as reported	$1,294.7	$1,143.9	$1,090.3
Capital appreciation paid on Series B-1 interests in GMC(a)	(8.0)	–	–
Interest on zero coupon contingently convertible debentures, after tax(b)	–	–	8.6

Net earnings for diluted EPS calculation	$1,286.7	$1,143.9	$1,098.9

Average number of common shares – basic EPS	333.0	346.5	357.7
Incremental share effect from:
Stock options(c)	10.6	10.7	6.1
Restricted stock, restricted stock units, and other(c)	2.8	2.0	2.1
Forward purchase contract(d)	0.5	1.0	–
Zero coupon contingently convertible debentures(b)	–	–	12.9

Average number of common shares – diluted EPS	346.9	360.2	378.8

EPS – Basic	$3.86	$3.30	$3.05
EPS – Diluted	$3.71	$3.18	$2.90

(a)	See Note 9.

(b)	Shares from contingently convertible debentures are reflected using the if-converted method. On December 12, 2005, we completed a consent solicitation and entered into a supplemental indenture related to our zero coupon convertible debentures. We also made an irrevocable election: (i) to satisfy all future obligations to repurchase debentures solely in cash and (ii) to satisfy all future conversions of debentures (a) solely in cash up to an amount equal to the accreted value of the debentures and (b) at our discretion, in cash, stock, or a combination of cash and stock to the extent the conversion value of the debentures exceeds the accreted value. As a result of these actions, no shares of common stock underlying the debentures were considered outstanding after December 12, 2005, for purposes of calculating our diluted EPS. All outstanding debentures were redeemed or converted as of April 25, 2007.

(c)	Incremental shares from stock options, restricted stock, and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year

In Millions	2008	2007	2006

Anti-dilutive stock options and restricted stock units	4.7	6.0	8.1

(d)	On October 15, 2007, we settled a forward purchase contract with Lehman Brothers by issuing 14.3 million shares of common stock.

NOTE 13. RETIREMENT AND POSTEMPLOYMENT BENEFITS

Defined Benefit Pension Plans We have defined benefit pension plans covering most domestic, Canadian, and United Kingdom employees. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $14.2 million of voluntary contributions to these plans in fiscal 2008. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would vest in plan participants if the plan is terminated within five years of a change in control.

Other Postretirement Benefit Plans We sponsor plans that provide health-care benefits to the majority of our domestic and Canadian retirees. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We fund related trusts for certain employees and retirees on an annual basis. We did not make voluntary contributions to these plans in fiscal 2008. Assumed health care cost trend rates are as follows:

	Fiscal Year

	2008	2007

Health care cost trend rate for next year	9.25% and 10.25%	10.0% and 11.0%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.2%	5.2%
Year that the rate reaches the ultimate trend rate	2016	2014/2015

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short term expectations. Our current health care cost trend rate assumption is 10.25 percent for retirees age 65 and over and 9.25 percent for retirees under age 65. These rates are graded down annually until the ultimate trend rate of 5.2 percent is reached in 2016 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
In Millions	Increase	Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2009	$7.6	$(6.6)
Effect on the other postretirement accumulated benefit obligation as of May 25, 2008	84.2	(74.3)

We use our fiscal year end as the measurement date for all our defined benefit pension and other postretirement benefit plans.

Postemployment Benefit Plans Under certain circumstances we also provide accruable benefits to former or inactive employees in the United States, Canada, and Mexico and members of our Board of Directors, including severance and certain other benefits payable upon death. We recognize an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) are charged to expense when incurred. Our postemployment benefit plans are unfunded.

Summarized financial information about defined benefit pension, other postretirement, and postemployment benefits plans is presented below:

			Other
	Defined Benefit		Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans

	Fiscal Year		Fiscal Year		Fiscal Year

In Millions	2008	2007	2008	2007	2008	2007

Change in Plan Assets:
Fair value at beginning of year	$4,097.8	$3,620.3	$391.0	$329.1
Actual return on assets	181.1	625.9	1.9	54.8
Employer contributions	14.2	10.6	–	50.0
Plan participant contributions	3.6	2.8	10.4	9.8
Divestitures/acquisitions	–	2.4	–	–
Benefit payments	(168.0)	(164.2)	(53.7)	(52.7)

Fair value at end of year	$4,128.7	$4,097.8	$349.6	$391.0

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$3,257.5	$2,916.4	$980.9	$950.1	$95.7	$92.6
Service cost	80.1	73.1	16.4	16.3	5.4	4.8
Interest cost	196.7	185.6	58.8	58.3	3.7	3.9
Plan amendment	1.9	0.2	–	–	–	–
Curtailment/other	(0.6)	(0.4)	(0.3)	–	2.3	11.1
Plan participant contributions	3.6	2.8	10.4	9.8	–	–
Medicare Part D reimbursements	–	–	4.6	5.4	–	–
Actuarial loss (gain)	(147.1)	244.0	(100.8)	(4.7)	11.6	(0.1)
Benefits payments	(168.0)	(164.2)	(58.7)	(54.3)	(14.1)	(16.6)

Projected benefit obligation at end of year	$3,224.1	$3,257.5	$911.3	$980.9	$104.6	$95.7

Plan assets in excess of (less than) benefit obligation as of fiscal year end	$904.6	$840.3	$(561.7)	$(589.9)	$(104.6)	$(95.7)

The accumulated benefit obligation for all defined benefit plans was $2,914.8 million as of May 25, 2008 and $3,006.6 million as of May 27, 2007.

Amounts recognized in accumulated other comprehensive income (loss) are as follows:

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans		Total

	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year

In Millions	2008	2007	2008	2007	2008	2007	2008	2007

Net actuarial loss	$(276.8)	$(280.9)	$(115.6)	$(166.3)	$(8.0)	$(1.3)	$(400.4)	$(448.5)
Prior service (costs) credits	(34.7)	(38.5)	6.9	7.7	(9.1)	(9.9)	(36.9)	(40.7)

Amounts recorded in accumulated other comprehensive income (loss)	$(311.5)	$(319.4)	$(108.7)	$(158.6)	$(17.1)	$(11.2)	$(437.3)	$(489.2)

Plans with accumulated benefit obligations in excess of plan assets are as follows:

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans

	Fiscal Year		Fiscal Year		Fiscal Year

In Millions	2008	2007	2008	2007	2008	2007

Projected benefit obligation	$219.2	$182.4	$–	$–	$–	$–
Accumulated benefit obligation	185.0	162.7	911.3	980.9	104.6	95.7
Plan assets at fair value	18.9	6.0	349.6	391.0	–	–

Components of net periodic benefit (income) costs are as follows:

	Defined Benefit			Other Postretirement			Postemployment
	Pension Plans			Benefit Plans			Benefit Plans

	Fiscal Year			Fiscal Year			Fiscal Year

In Millions	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost	$80.1	$73.1	$76.0	$16.4	$16.3	$18.1	$5.4	$4.8	$2.6
Interest cost	196.7	185.6	167.1	58.8	58.3	50.0	3.7	3.9	1.5
Expected return on plan assets	(360.6)	(335.2)	(323.0)	(30.3)	(27.2)	(24.0)	–	–	–
Amortization of losses(gains)	22.7	12.5	37.2	15.3	15.6	18.9	(0.2)	(0.2)	(0.1)
Amortization of prior service costs (credits)	7.5	7.8	5.3	(1.4)	(1.6)	(1.5)	2.2	2.2	–
Other adjustments	–	0.2	(0.3)	–	–	1.9	2.3	19.9	–
Settlement or curtailment losses	0.3	0.2	–	–	–	–	–	–	–

Net (income) expense	$(53.3)	$(55.8)	$(37.7)	$58.8	$61.4	$63.4	$13.4	$30.6	$4.0

We expect to recognize the following amounts in net periodic benefit (income) costs in fiscal 2009:

	Defined Benefit	Other Postretirement	Postemployment
In Millions	Pension Plans	Benefit Plans	Benefit Plans

Amortization of losses	$7.5	$7.3	$1.0
Amortization of prior service costs (credits)	7.4	(1.4)	2.2

Assumptions Weighted-average assumptions used to determine fiscal year end benefit obligations are as follows:

			Other
	Defined Benefit		Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans

	Fiscal Year		Fiscal Year		Fiscal Year

	2008	2007	2008	2007	2008	2007

Discount rate	6.88%	6.18%	6.90%	6.15%	6.64%	6.05%
Rate of salary increases	4.93	4.39	–	–	4.93	4.40

Weighted-average assumptions used to determine fiscal year net periodic benefit (income) costs are as follows:

	Defined Benefit			Other Postretirement			Postemployment
	Pension Plans			Benefit Plans			Benefit Plans

	Fiscal Year			Fiscal Year			Fiscal Year

	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rate	6.18%	6.45%	5.55%	6.15%	6.50%	5.50%	6.05%	6.44%	5.55%
Rate of salary increases	4.39	4.40	4.40	–	–	–	4.40	–	–
Expected long-term rate of return on plan assets	9.43	9.40	9.60	9.31	9.30	9.60	–	–	–

Our discount rate assumptions are determined annually as of the last day of our fiscal year for all of the defined benefit pension, other postretirement, and postemployment benefit obligations. Those same discount rates also are used to determine defined benefit pension, other postretirement, and postemployment benefit income and expense for the following fiscal year. We work with our actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using top quartile AA-rated corporate bond yields, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.

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

Weighted-average asset allocations for the past two fiscal years for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans

	Fiscal Year		Fiscal Year

	2008	2007	2008	2007

Asset category:
United States equities	29.1%	28.6%	32.6%	33.6%
International equities	22.9	23.5	19.1	18.3
Private equities	12.2	10.9	8.9	7.7
Fixed income	24.2	25.7	29.3	30.8
Real assets	11.6	11.3	10.1	9.6

Total	100.0%	100.0%	100.0%	100.0%

The investment objective for our domestic defined benefit pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. Our goal is to optimize the long-term return on plan assets at a moderate level of risk. The defined benefit pension and other postretirement benefit plan portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the defined benefit pension and other postretirement benefit plans, the long-term investment policy allocations are: 30 percent to United States equities; 20 percent to international equities; 10 percent to private equities; 30 percent to fixed income; and 10 percent to real assets (real estate, energy, and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

Contributions and Future Benefit Payments We expect to make contributions of $28.1 million to our defined benefit, other postretirement, and postemployment benefits plans in fiscal 2009. Actual 2009 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities and future changes in government requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2009-2018 as follows:

	Defined	Other
	Benefit	Postretirement	Medicare	Postemployment
	Pension	Benefit Plans	Subsidy	Benefit
In Millions	Plans	Gross Payments	Receipts	Plans

2009	$176.3	$56.0	$(6.1)	$16.6
2010	182.5	59.9	(6.7)	17.5
2011	189.8	63.3	(7.3)	18.1
2012	197.5	67.0	(8.0)	18.8
2013	206.6	71.7	(8.7)	19.4
2014 – 2018	1,187.3	406.8	(55.3)	106.3

Defined Contribution Plans The General Mills Savings Plan is a defined contribution plan that covers salaried and nonunion employees. It had net assets of $2,309.9 million as of May 25, 2008 and $2,303.0 million as of May 27, 2007. This plan is a 401(k) savings plan that includes a number of investment funds and an Employee Stock Ownership Plan (ESOP). We sponsor another savings plan for certain hourly employees with net assets of $16.0 million as of May 25, 2008. Our total recognized expense related to defined contribution plans was $61.9 million in fiscal 2008, $48.3 million in fiscal 2007, and $45.5 million in fiscal 2006.

The ESOP originally purchased our common stock principally with funds borrowed from third parties and guaranteed by us. The ESOP shares are included in net shares outstanding for the purposes of calculating EPS. The ESOP’s third-party debt was repaid on June 30, 2007. The ESOP’s only assets are our common stock and temporary cash balances. The ESOP’s share of the total defined contribution expense was $52.3 million in fiscal 2008, $40.1 million in fiscal 2007, and $37.6 million in fiscal 2006. The ESOP’s expense was calculated by the “shares allocated” method.

The ESOP used our common stock to convey benefits to employees and, through increased stock ownership, to further align employee interests with those of stockholders. We matched a percentage of employee contributions to the General Mills Savings Plan with a base match plus a variable year end match that depended on annual results. Employees received our match in the form of common stock.

Our cash contribution to the ESOP was calculated so as to pay off enough debt to release sufficient shares to make our match. The ESOP used our cash contributions to the plan, plus the dividends received on the ESOP’s leveraged shares, to make principal and interest payments on the ESOP’s debt. As loan payments were made, shares became unencumbered by debt and were committed to be allocated. The ESOP allocated shares to individual employee accounts on the basis of the match of employee payroll savings (contributions), plus reinvested dividends received on previously allocated shares. The ESOP incurred net interest of less than $1.0 million in each of fiscal 2007 and 2006. The ESOP used dividends of $2.5 million in fiscal 2007 and $3.9 million in 2006, along with our contributions of less than $1.0 million in each of fiscal 2007 and 2006 to make interest and principal payments.

The number of shares of our common stock allocated to participants in the ESOP was 5.2 million as of May 25, 2008 and 5.4 million as of May 27, 2007.

NOTE 14. INCOME TAXES

The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2008	2007	2006

Earnings before income taxes and after-tax earnings from joint ventures:
United States	$1,624.5	$1,453.8	$1,372.5
Foreign	181.6	177.5	186.9

Total earnings before income taxes and after-tax earnings from joint ventures	$1,806.1	$1,631.3	$1,559.4

Income taxes:
Currently payable:
Federal	$447.7	$447.7	$392.2
State and local	52.9	44.4	56.3
Foreign	23.5	42.0	63.9

Total current	524.1	534.1	512.4

Deferred:
Federal	65.9	27.9	38.5
State and local	24.2	9.1	(4.2)
Foreign	8.0	(11.0)	(8.4)

Total deferred	98.1	26.0	25.9

Total income taxes	$622.2	$560.1	$538.3

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2008	2007	2006

United States statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	3.5	2.6	2.6
Foreign rate differences	(1.2)	(2.7)	(0.9)
U.S. Federal District Court decision, including related interest	(1.7)	–	–
Other, net	(1.2)	(0.6)	(2.2)

Effective income tax rate	34.4%	34.3%	34.5%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	May 25,	May 27,
In Millions	2008	2007

Accrued liabilities	$143.4	$233.3
Restructuring, impairment, and other exit charges	2.1	4.0
Compensation and employee benefits	526.3	499.2
Unrealized hedge losses	23.8	17.7
Unrealized losses, capital losses, and net operating losses	518.0	611.1
Other	99.2	25.5

Gross deferred tax assets	1,312.8	1,390.8
Valuation allowance	521.5	611.9

Net deferred tax assets	791.3	778.9

Brands	1,279.1	1,277.3
Depreciation	271.9	264.1
Prepaid pension asset	430.3	372.5
Intangible assets	85.8	82.1
Tax lease transactions	74.0	77.0
Other	133.2	71.8

Gross deferred tax liabilities	2,274.3	2,144.8

Net deferred tax liability	$1,483.0	$1,365.9

Of the total valuation allowance of $521.5 million, $205.4 million relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition. In the future, when tax benefits related to these losses are finalized, the reduction in the valuation allowance, if any, will be allocated to reduce goodwill. The change in the valuation allowance was entirely offset by an equal adjustment to the underlying deferred tax asset; however, certain capital losses were recognizable with a similar offset to the valuation allowance as a result of this change. Of the remaining valuation allowance, $219.5 million relates to capital loss carryforwards and

$93.2 million relates to state and foreign operating loss carryforwards. In the future, if tax benefits are realized related to the operating losses, the reduction in the valuation allowance will generally reduce tax expense. If tax benefits are realized related to capital losses, the amounts will reduce goodwill. As of May 25, 2008, we believe it is more likely than not that the remainder of our deferred tax asset is realizable.

The carryforward periods on our foreign loss carryforwards are as follows: $39.5 million do not expire; $5.0 million expire between fiscal 2009 and fiscal 2010; $26.7 million expire between fiscal 2011 and fiscal 2016; and $18.1 million expire in fiscal 2018.

We have not recognized a deferred tax liability for unremitted earnings of $2.2 billion from our foreign operations because we do not expect those earnings to become taxable to us in the foreseeable future.

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (FIN 48) as of the beginning of fiscal 2008. Prior to adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 requires us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

As a result of adoption, we recorded a $218.1 million reduction to accrued tax liabilities, a $151.9 million reduction to goodwill, a $57.8 million increase to additional paid in capital, and an $8.4 million increase to retained earnings at the beginning of fiscal 2008.

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2008. Approximately $157.0 million of this total represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because the majority of the liabilities below are the result of acquisition-related tax contingencies. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

In Millions

Balance as of May 28, 2007	$464.9
Tax positions related to current year:
Additions	69.6
Reductions	–
Tax positions related to prior years:
Additions	54.7
Reductions	(36.0)
Settlements	–
Lapses in statutes of limitations	(18.6)

Balance as of May 25, 2008	$534.6

As of May 25, 2008, we have classified approximately $0.4 million of the unrecognized tax benefits as a current liability as these amounts are expected to be paid within the next 12 months. The remaining amount of our unrecognized tax liability was classified in other liabilities.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2008, we recognized a net $15.6 million of tax-related net interest and penalties, and had $107.3 million of accrued interest and penalties as of May 25, 2008.

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

We do not expect that the amount of our tax reserves will materially change in the next 12 months other than the payment of the amount noted above which is identified as a current liability.

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. We are no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for fiscal years before 2002. During fiscal 2008, we received a favorable District Court decision on an uncertain tax matter related to the fiscal years prior to 2002 and reduced our liability for uncertain tax positions by $21.0 million and related accrued interest by $9.7 million. The IRS has appealed the District Court decision, and accordingly, its ultimate resolution is subject to change. During fiscal 2008, we also concluded various matters for fiscal years 1998-2001 which included a payment of $31.7 million. The IRS recently concluded field examinations for our 2002 and 2003 fiscal years. A payment of $24.8 million was made during the first quarter of fiscal 2008 to cover the additional tax liability plus interest related to all agreed adjustments for this audit cycle. The IRS also proposed additional adjustments for the 2002-2003 audit cycle including several adjustments to the tax benefits associated with the sale of minority interests in our GMC subsidiary. We believe we have meritorious defenses and intend to vigorously defend our position. Our potential liability for this matter is significant and, notwithstanding our reserves against this potential liability, an unfavorable resolution could have a material adverse impact on our results of operations and cash flows from operations. The IRS initiated its audit of our fiscal 2004 through 2006 tax years during the first quarter of fiscal 2008.

Various examinations by United States state taxing authorities could be conducted for any open tax year, which vary by jurisdiction, but are generally from 3 to 5 years. Currently, several state examinations are in progress. The Canada Revenue Agency is conducting an audit of our income tax returns in Canada for fiscal years 2003 (which is the earliest tax year still open for examination) through 2005. We do not anticipate that any United States state tax or Canadian tax adjustments will have a significant impact on our financial position, cash flows, or results of operations.

NOTE 15. LEASES AND OTHER COMMITMENTS
An analysis of rent expense by type of property for operating leases follows:

	Fiscal Year

In Millions	2008	2007	2006

Warehouse space	$49.9	$46.6	$43.8
Equipment	28.6	26.7	27.1
Other	43.2	33.8	35.4

Total rent expense	$121.7	$107.1	$106.3

Some operating leases require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

Noncancelable future lease commitments are:

In Millions	Operating Leases	Capital Leases

2009	$94.3	$5.7
2010	69.4	4.1
2011	51.3	3.9
2012	43.8	3.5
2013	36.9	3.5
After 2013	19.6	3.0

Total noncancelable future lease commitments	$315.3	23.7

Less: interest		(3.9)

Present value of obligations under capital leases		$19.8

These future lease commitments will be partially offset by estimated future sublease receipts of $26.1 million. Depreciation on capital leases is recorded as depreciation expense in our results of operations.

We are contingently liable under guarantees and comfort letters for $670.1 million for the debt and other obligations of consolidated subsidiaries. We also are contingently liable under guarantees and comfort letters of $340.3 million for the debt and other obligations of non-consolidated affiliates, primarily CPW.

We are involved in various claims, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, either individually or in aggregate, will not have a material adverse effect on our financial position or results of operations.

NOTE 16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail, 66.5 percent of our fiscal 2008 consolidated net sales; International, 18.7 percent of our fiscal 2008 consolidated net sales; and Bakeries and Foodservice, 14.8 percent of our fiscal 2008 consolidated net sales.

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

Our International segment is made up of retail businesses outside of the United States. In Canada, our major product categories are ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, and grain, fruit and savory snacks. In markets outside the United States and Canada, our product categories include super-premium ice cream, granola and grain snacks, shelf stable and frozen vegetables, dough products, and dry dinners. Our International segment also includes products manufactured in the United States for export, primarily to Caribbean and Latin American markets, as well as products we manufacture for sale to our joint ventures. Revenues from export activities are reported in the region or country where the end customer is located.

In our Bakeries and Foodservice segment, we sell branded cereals, snacks, dinner and side dish products, refrigerated and soft-serve frozen yogurt, frozen dough products, branded baking mixes, and custom food items. Our customers include foodservice distributors and operators, convenience stores, vending machine operators, quick service chains and other restaurants, and business, school and healthcare cafeterias in the United States and Canada. In addition, mixes and unbaked and fully baked frozen dough products are marketed throughout the United States and Canada to retail, supermarket, and wholesale bakeries.

Operating profit for these segments excludes unallocated corporate items, including variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, all stock compensation costs, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance. These include restructuring, impairment, and other exit costs, as well as gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments in accordance with our internal hedge documentation as discussed in Note 7. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

	Fiscal Year

In Millions	2008	2007	2006

Net sales:
U.S. Retail	$9,072.0	$8,491.3	$8,136.3
International	2,558.8	2,123.4	1,837.0
Bakeries and Foodservice	2,021.3	1,826.8	1,738.0

Total	$13,652.1	$12,441.5	$11,711.3

Operating profit:
U.S. Retail	$1,971.2	$1,896.6	$1,801.4
International	268.9	215.7	193.9
Bakeries and Foodservice	165.4	147.8	116.3

Total segment operating profit	2,405.5	2,260.1	2,111.6
Unallocated corporate items	156.7	163.0	122.8
Restructuring, impairment, and other exit costs	21.0	39.3	29.8

Operating profit	$2,227.8	$2,057.8	$1,959.0

The following table provides financial information by geographic area:

	Fiscal Year

In Millions	2008	2007	2006

Net sales:
United States	$11,036.7	$10,258.7	$9,810.6
Non-United States	2,615.4	2,182.8	1,900.7

Total	$13,652.1	$12,441.5	$11,711.3

	May 25,	May 27,
In Millions	2008	2007

Land, buildings, and equipment:
United States	$2,617.1	$2,576.5
Non-United States	491.0	437.4

Total	$3,108.1	$3,013.9

NOTE 17. SUPPLEMENTAL INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	May 25,	May 27,
In Millions	2008	2007

Receivables:
From customers	$1,098.0	$969.3
Less allowance for doubtful accounts	(16.4)	(16.4)

Total	$1,081.6	$952.9

	May 25,	May 27,
In Millions	2008	2007

Inventories:
Raw materials and packaging	$265.0	$242.1
Finished goods	1,012.4	898.0
Grain	215.2	111.4
Excess of FIFO or weighted-average cost over LIFO cost(a)	(125.8)	(78.1)

Total	$1,366.8	$1,173.4

(a)	Inventories of $806.4 million as of May 25, 2008, and $805.9 million as of May 27, 2007, were valued at LIFO.

	May 25,	May 27,
In Millions	2008	2007

Prepaid expenses and other current assets:
Prepaid expenses	$193.5	$172.3
Accrued interest receivable, including interest rate swaps	103.5	116.7
Derivative receivables, primarily commodity-related	78.2	54.9
Other receivables	105.6	37.6
Current marketable securities	13.3	6.5
Miscellaneous	16.5	55.1

Total	$510.6	$443.1

	May 25,	May 27,
In Millions	2008	2007

Land, buildings, and equipment:
Land	$61.2	$60.7
Buildings	1,550.4	1,518.6
Equipment	4,216.4	3,991.7
Assets under capital lease	64.7	23.9
Capitalized software	234.8	225.1
Construction in progress	343.8	275.7

Total land, buildings, and equipment	6,471.3	6,095.7
Less accumulated depreciation	(3,363.2)	(3,081.8)

Total	$3,108.1	$3,013.9

	May 25,	May 27,
In Millions	2008	2007

Other assets:
Pension assets	$1,110.1	$1,018.5
Investments in and advances to joint ventures	278.6	294.6
Life insurance	92.3	92.6
Noncurrent derivative receivables	126.2	34.1
Miscellaneous	143.0	146.9

Total	$1,750.2	$1,586.7

	May 25,	May 27,
In Millions	2008	2007

Other current liabilities:
Accrued payroll	$364.1	$355.7
Accrued interest	146.8	165.5
Accrued trade and consumer promotions	446.0	410.1
Accrued taxes	66.9	861.2
Derivatives payable	8.1	2.6
Accrued customer advances	17.3	6.8
Miscellaneous	190.6	276.9

Total	$1,239.8	$2,078.8

	May 25,	May 27,
In Millions	2008	2007

Other noncurrent liabilities:
Interest rate swaps	$218.4	$151.8
Accrued compensation and benefits, including payables for underfunded other postretirement and postemployment benefit plans	1,000.6	988.3
Accrued taxes	628.6	–
Miscellaneous	76.3	89.8

Total	$1,923.9	$1,229.9

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2008	2007	2006

Depreciation and amortization	$459.2	$417.8	$423.9
Research and development expense	204.7	191.1	178.4
Advertising and media expense (including production and communication costs)	628.0	543.3	524.0

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2008	2007	2006

Interest expense	$432.0	$396.6	$367.0
Distributions paid on preferred stock and interests in subsidiaries	22.0	63.8	60.5
Capitalized interest	(5.0)	(2.5)	(1.1)
Interest income	(27.3)	(31.4)	(26.8)

Interest, net	$421.7	$426.5	$399.6

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2008	2007	2006

Cash interest payments	$436.6	$406.8	$378.2
Cash paid for income taxes	444.4	368.8	321.1

NOTE 18. QUARTERLY DATA (UNAUDITED)
Summarized quarterly data for fiscal 2008 and fiscal 2007 follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions, Except per Share Amounts	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$3,072.0	$2,860.4	$3,703.4	$3,466.6	$3,405.6	$3,053.6	$3,471.1	$3,060.9
Gross margin	1,156.2	1,063.7	1,331.2	1,279.6	1,354.2	1,071.7	1,032.2	1,071.4
Net earnings	288.9	266.9	390.5	385.4	430.1	267.5	185.2	224.1
EPS:
Basic	$0.85	$0.76	$1.19	$1.12	$1.28	$0.77	$0.55	$0.65
Diluted	$0.81	$0.74	$1.14	$1.08	$1.23	$0.74	$0.53	$0.62
Dividends per share	$0.39	$0.35	$0.39	$0.35	$0.39	$0.37	$0.40	$0.37
Market price of common stock:
High	$61.52	$54.21	$59.67	$57.25	$61.40	$59.23	$62.50	$61.11
Low	$54.17	$49.27	$55.52	$51.50	$51.43	$55.51	$54.50	$54.57

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

Derivatives. Financial instruments such as futures, swaps, options, and forward contracts that we use to manage our risk arising from changes in commodity prices, interest rates, foreign exchange rates, and stock prices.

Fixed charge coverage ratio. The sum of earnings before income taxes and fixed charges (before tax), divided by the sum of the fixed charges (before tax) and interest.

Generally Accepted Accounting Principles (GAAP). Guidelines, procedures, and practices that we are required to use in recording and reporting accounting information in our audited financial statements.

Goodwill. The difference between the purchase price of acquired companies and the related fair values of net assets acquired.

Gross margin. Net sales less cost of sales.

Hedge accounting. Accounting for qualifying hedges that allows changes in a hedging instrument’s fair value to offset corresponding changes in the hedged item in the same reporting period. Hedge accounting is permitted for certain hedging instruments and hedged items only if the hedging relationship is highly effective, and only prospectively from the date a hedging relationship is formally documented.

Interest bearing instruments. Notes payable, long-term debt, including current portion, minority interests, cash and cash equivalents, and certain interest bearing investments classified within prepaid expenses and other current assets and other assets.

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

Net price realization. The impact of list and promoted price changes, net of trade and other price promotion costs.

Notional principal amount. The principal amount on which fixed-rate or floating-rate interest payments are calculated.

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

Return on average total capital. Net earnings, excluding after-tax net interest, divided by average total capital.

Segment operating profit margin. Segment operating profit divided by net sales.

Supply chain input costs. Costs incurred to produce and deliver product including ingredient and conversion costs, inventory management, logistics, warehousing, and others.

Total debt. Notes payable and long-term debt, including current portion.

Transaction gains and losses. The impact on our Consolidated Financial Statements of foreign exchange rate changes arising from specific transactions.

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
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 25, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 25, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 25, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of May 25, 2008.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

K. J. Powell Chairman of the Board and Chief Executive Officer	D. L. Mulligan Executive Vice President and Chief Financial Officer

July 10, 2008

ITEM 9B	Other Information

None.

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance
The information contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is set forth in Item 1 of this report.

The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

We have adopted a Code of Conduct applicable to all employees, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Conduct is available on our website at www.generalmills.com. We intend to post on our website any amendments to our Code of Conduct and any waivers from our Code of Conduct for principal officers.

ITEM 11	Executive Compensation
The information contained in the sections entitled “Executive Compensation” and “Director Compensation and Benefits” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the section entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of May 25, 2008 with respect to our equity compensation plans.

Number of
Securities
Remaining
Available for
	Number of			Future Issuance
	Securities to			Under Equity
	be Issued upon		Weighted-Average	Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected
	Warrants and Rights		Warrants and Rights	in Column (a))
Plan Category	(a)		(b)(1)	(c)

Equity compensation plans approved by security holders	43,998,783	(2)	$46.39	10,310,361	(4)
Equity compensation plans not approved by security holders	14,896,188	(3)	$42.63	–

Total	58,894,971		$45.35	10,310,361

(1)	Weighted-average exercise prices identified in column (b) do not take into account restricted stock awards or units. Weighted-average term of outstanding options is 4.58 years.

(2)	Includes 38,309,432 stock options, 5,150,669 restricted stock awards or units, and 538,682 restricted stock awards or units that have vested and been deferred. These awards were granted under the following active stockholder-approved plans: 2007 Stock Compensation Plan, 2006 Compensation Plan for Non-Employee Directors, and Executive Incentive Plan; and the following stockholder-approved plans which have been discontinued: 1990 Stock Plan for Non-Employee Directors, Stock Option and Long-Term Incentive Plan of 1993, 1995 Salary Replacement Stock Option Plan, 1996 Compensation Plan for Non-Employee Directors, 1998 Senior Management Stock Plan, 2001 Compensation Plan for Non-Employee Directors, 2003 Stock Compensation Plan, and 2005 Stock Compensation Plan. No future awards may be granted under any of the discontinued plans.

(3)	Includes 14,711,793 stock options and 184,395 restricted stock awards or units that have vested and been deferred. These awards include stock options granted to a broad group of employees in fiscal 2000 and 2002, and grants in lieu of salary increases and certain other compensation and benefits. These awards were granted under our 1998 Employee Stock Plan, which provided for the issuance of stock options, restricted stock and restricted stock units to attract and retain employees, and to align their interests with those of stockholders. The 1998 Employee Stock Plan was discontinued in September 2003, and no future awards may be granted thereunder.

(4)	Includes stock options, restricted stock, restricted stock units, and stock appreciation rights that may be awarded under our 2007 Stock Compensation Plan, which had 9,874,361 shares available for grant at fiscal year end. Also includes stock options and restricted stock units that may be awarded under our 2006 Compensation Plan for Non-Employee Directors, which had 436,000 shares available for grant at fiscal year end. Excludes shares that would be available under the Executive Incentive Plan, based on Company and individual performance subject to certain limits.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence
The information set forth in the sections entitled “Board Independence and Composition” and “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14	Principal Accounting Fees and Services
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15	Exhibits, Financial Statement Schedules

1.	Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006.

Consolidated Balance Sheets as of May 25, 2008 and May 27, 2007.

Consolidated Statements of Cash Flows for the fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedule:

For the fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006:

II – Valuation and Qualifying Accounts

3.	Exhibits:

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2002).
3.2	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 25, 2007).
4.1	Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank Trust National Association (f/k/a First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).
4.2	Indenture, dated as of April 11, 2007, between the Registrant and The Bank of New York Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed April 11, 2007).
4.3	Fifth Amended and Restated Limited Liability Company Agreement of General Mills Cereals, LLC, dated as of May 25, 2008, by and among GM Cereals Operations, Inc., RBDB, Inc., General Mills Sales, Inc., and GM Cereals Holdings, Inc.

Exhibit
No.		Description

10	.1*	Annual Retainer for Directors (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 16, 2005).
10	.2*	1998 Employee Stock Plan, as amended (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).
10	.3*	Amended and Restated Executive Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).
10	.4*	Separation Pay and Benefits Program for Officers, as amended (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 24, 2008).
10	.5*	Supplemental Retirement Plan, as amended (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10	.6*	Amendment to Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 2006).
10	.7*	Executive Survivor Income Plan, as amended (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10	.8*	Executive Health Plan, as amended (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 24, 2002).
10	.9*	Supplemental Savings Plan, as amended (incorporated herein by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10	.10*	Amendment to Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 2006).
10	.11*	1996 Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).
10	.12*	1995 Salary Replacement Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).
10	.13*	Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).
10	.14*	Supplemental Benefits Trust Agreement, amended and restated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10	.15*	Supplemental Benefits Trust Agreement, dated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).
10.16		Agreements, dated November 29, 1989, by and between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10.17		Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).
10.18		Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).
10.19		Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).
10	.20*	1990 Salary Replacement Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).
10	.21*	Stock Option and Long-Term Incentive Plan of 1993, as amended (incorporated herein by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).
10	.22*	1998 Senior Management Stock Plan, as amended (incorporated herein by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).
10	.23*	2001 Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).

Exhibit
No.		Description

10	.24*	2003 Stock Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).
10.25		Five-Year Credit Agreement, dated as of October 21, 2005, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 25, 2005).
10.26		Amendment No. 1, dated as of October 9, 2007, to Five-Year Credit Agreement, dated as of October 21, 2005, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 15, 2007).
10.27		Five-Year Credit Agreement, dated as of October 9, 2007, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 15, 2007).
10.28		Amendment to Credit Agreements, dated as of October 31, 2007, among the Registrant, various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 25, 2007).
10	.29*	2005 Stock Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).
10	.30*	2006 Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).
10	.31*	2007 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 28, 2007).
10	.32*	Aircraft Time Sharing Agreement, dated December 12, 2007, between General Mills Sales, Inc. and Kendall J. Powell (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 14, 2007).
10.33		Yoplait Manufacturing and Distribution License Agreement, dated September 9, 1977, between the Registrant and Société de Développements et d’Innovations des Marchés Agricoles et Alimentaires, as amended (incorporated herein by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).
10.34		Ninth Amendment to the Yoplait Manufacturing and Distribution License Agreement, dated December 3, 2007, between SODIMA and the Registrant (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 24, 2008).
12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

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

GENERAL MILLS, INC.

Dated: July 10, 2008	By: /s/ Roderick A. Palmore
	Name:	Roderick A. Palmore
	Title:	Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendall J. Powell Kendall J. Powell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	July 10, 2008

/s/ Donal L. Mulligan Donal L. Mulligan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 10, 2008

/s/ Richard O. Lund Richard O. Lund	Vice President, Controller (Principal Accounting Officer)	July 10, 2008

/s/ Bradbury H. Anderson Bradbury H. Anderson	Director	July 7, 2008

/s/ Paul Danos Paul Danos	Director	July 9, 2008

/s/ William T. Esrey William T. Esrey	Director	July 7, 2008

/s/ Raymond V. Gilmartin Raymond V. Gilmartin	Director	July 7, 2008

/s/ Judith Richards Hope Judith Richards Hope	Director	July 4, 2008

/s/ Heidi G. Miller Heidi G. Miller	Director	July 7, 2008

/s/ Hilda Ochoa-Brillembourg Hilda Ochoa-Brillembourg	Director	July 7, 2008

Signature	Title	Date

/s/ Steve Odland Steve Odland	Director	July 4, 2008

/s/ Lois E. Quam Lois E. Quam	Director	July 9, 2008

/s/ Michael D. Rose Michael D. Rose	Director	July 8, 2008

/s/ Robert L. Ryan Robert L. Ryan	Director	July 7, 2008

/s/ A. Michael Spence A. Michael Spence	Director	July 4, 2008

/s/ Dorothy A. Terrell Dorothy A. Terrell	Director	July 9, 2008

GENERAL MILLS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year
In Millions	2008	2007	2006

Allowance for doubtful accounts:
Balance at beginning of year	$16.4	$18.0	$18.9
Additions charged to expense	12.7	1.9	2.0
Bad debt write-offs	(12.8)	(1.5)	(2.9)
Other adjustments and reclassifications	0.1	(2.0)	–

Balance at end of year	$16.4	$16.4	$18.0

Valuation allowance for deferred tax assets:
Balance at beginning of year	$611.9	$857.7	$855.4
Additions (benefits) charged to expense and deferred tax asset	8.0	(2.8)	14.8
Adjustments to acquisition, translation amounts, and other	(98.4)	(243.0)	(12.5)

Balance at end of year	$521.5	$611.9	$857.7

Reserve for restructuring and other exit charges:
Balance at beginning of year	$4.3	$14.7	$17.8
Additions (benefits) charged to expense	20.9	(0.9)	9.6
Net amounts utilized for restructuring activities	(17.3)	(9.5)	(12.7)

Balance at end of year	$7.9	$4.3	$14.7

Reserve for LIFO valuation:
Balance at beginning of year	$78.1	$61.9	$44.6
Increment	47.7	16.2	17.3

Balance at end of year	$125.8	$78.1	$61.9

Exhibit Index

Exhibit No.	Description
4.3
Fifth Amended and Restated Limited Liability Company Agreement of General Mills Cereals, LLC, dated as of May 25, 2008, by and among GM Cereals Operations, Inc., RBDB, Inc., General Mills Sales, Inc., and GM Cereals Holdings, Inc.

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