Form 10-Q
period 2008-08-24
GENERAL MILLS INC
filed 2008-09-17
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 24, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____
Commission file number: 001-01185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0274440 (I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, MN (Mail: P.O. Box 1113) (Address of principal executive offices)	55426 (Mail: 55440) (Zip Code)
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
Yes ☐ No ☒
Number of shares of Common Stock outstanding as of September 10, 2008: 334,137,198 (excluding 43,169,466 shares held in the treasury).

General Mills, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 24,	Aug. 26,
	2008	2007

Net sales	$3,497.3	$3,072.0

Cost of sales	2,305.6	1,915.8

Selling, general, and administrative expenses	719.4	631.6

Restructuring, impairment, and other exit costs	2.7	14.5

Operating profit	469.6	510.1

Interest, net	88.7	113.3

Earnings before income taxes and after-tax earnings from joint ventures	380.9	396.8

Income taxes	133.2	130.3

After-tax earnings from joint ventures	30.8	22.4

Net earnings	$278.5	$288.9

Earnings per share - basic	$0.83	$0.85

Earnings per share - diluted	$0.79	$0.81

Dividends per share	$0.43	$0.39

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except per Share Data)

	Aug. 24,	May 25,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$654.9	$661.0
Receivables	1,166.7	1,081.6
Inventories	1,600.7	1,366.8
Prepaid expenses and other current assets	403.9	510.6

Total current assets	3,826.2	3,620.0

Land, buildings, and equipment	3,052.0	3,108.1
Goodwill	6,792.9	6,786.1
Other intangible assets	3,745.3	3,777.2
Other assets	1,745.6	1,750.2

Total assets	$19,162.0	$19,041.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$886.5	$937.3
Current portion of long-term debt	215.3	442.0
Notes payable	2,104.2	2,208.8
Deferred income taxes	36.6	28.4
Other current liabilities	1,222.4	1,239.8

Total current liabilities	4,465.0	4,856.3

Long-term debt	5,043.2	4,348.7
Deferred income taxes	1,462.7	1,454.6
Other liabilities	1,882.3	1,923.9

Total liabilities	12,853.2	12,583.5

Minority interests	242.3	242.3

Stockholders’ equity:

Common stock, 377.3 shares issued, $0.10 par value	37.7	37.7
Additional paid-in capital	1,231.8	1,149.1
Retained earnings	6,641.7	6,510.7
Common stock in treasury, at cost, shares of 41.9 and 39.8	(1,910.1)	(1,658.4)
Accumulated other comprehensive income	65.4	176.7

Total stockholders’ equity	6,066.5	6,215.8

Total liabilities and equity	$19,162.0	$19,041.6

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited) (In Millions, Except per Share Data)

	$0.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury			Accumulated
			Additional				Other
		Par	Paid-In			Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total

Balance as of May 27, 2007	502.3	$50.2	$5,841.3	(161.7)	$(6,198.0)	$5,745.3	$(119.7)	$5,319.1
Comprehensive income:
Net earnings						1,294.7		1,294.7
Other comprehensive income, net of tax:
Net change on hedge derivatives and securities							(1.8)	(1.8)
Foreign currency translation							246.3	246.3
Amortization of losses and prior service costs							12.5	12.5
Minimum pension liability adjustment							39.4	39.4

Other comprehensive income							296.4	296.4
Total comprehensive income								1,591.1

Cash dividends declared ($1.57 per share)						(529.7)		(529.7)
Stock compensation plans (includes income tax benefits of $55.7)			121.0	6.5	261.6			382.6
Shares purchased				(23.9)	(1,384.6)			(1,384.6)
Retirement of treasury shares	(125.0)	(12.5)	(5,068.3)	125.0	5,080.8			—
Shares issued under forward purchase contract			168.2	14.3	581.8			750.0
Unearned compensation related to restricted stock awards			(104.1)					(104.1)
Adoption of FIN 48			57.8			8.4		66.2
Capital appreciation paid to holders of Series B-1 limited membership interests in General Mills Cereals, LLC (GMC)						(8.0)		(8.0)
Earned compensation			133.2					133.2

Balance as of May 25, 2008	377.3	37.7	1,149.1	(39.8)	(1,658.4)	6,510.7	176.7	6,215.8
Comprehensive income:
Net earnings						278.5		278.5
Other comprehensive income, net of tax:
Net change on hedge derivatives and securities							14.5	14.5
Foreign currency translation							(128.1)	(128.1)
Amortization of losses and prior service costs							2.3	2.3

Other comprehensive loss							(111.3)	(111.3)
Total comprehensive income								167.2

Cash dividends declared ($.43 per share)						(147.5)		(147.5)
Stock compensation plans (includes income tax benefits of $51.5)			137.1	5.2	228.9			366.0
Shares purchased				(8.2)	(519.2)			(519.2)
Shares issued for acquisition			16.4	0.9	38.6			55.0
Unearned compensation related to restricted stock awards			(126.0)					(126.0)
Earned compensation			55.2					55.2

Balance as of Aug. 24, 2008	377.3	$37.7	$1,231.8	(41.9)	$(1,910.1)	$6,641.7	$65.4	$6,066.5

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Quarter Ended
	Aug. 24,	Aug. 26,
	2008	2007
Cash Flows - Operating Activities
Net earnings	$278.5	$288.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	111.6	108.2
After-tax earnings from joint ventures	(30.8)	(22.4)
Stock-based compensation	55.2	55.1
Deferred income taxes	16.7	(17.0)
Tax benefit on exercised options	(51.5)	(8.3)
Distributions of earnings from joint ventures	16.6	16.4
Pension, other postretirement, and postemployment benefit costs	(22.9)	(16.3)
Restructuring, impairment, and other exit costs (income)	(0.4)	13.9
Changes in current assets and liabilities	(158.2)	(409.2)
Other, net	11.1	11.9

Net cash provided by operating activities	225.9	21.2

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(128.6)	(67.9)
Acquisitions	—	1.3
Investments in affiliates, net	4.1	(2.3)
Proceeds from disposal of land, buildings, and equipment	0.2	11.2
Other, net	(0.7)	6.6

Net cash used by investing activities	(125.0)	(51.1)

Cash Flows - Financing Activities
Change in notes payable	(103.2)	2,297.2
Issuance of long-term debt	700.0	—
Payment of long-term debt	(231.6)	—
Repurchase of Series B-1 limited membership interests in General Mills Cereals, LLC (GMC)	—	(843.0)
Repurchase of General Mills Capital, Inc. preferred stock	—	(150.0)
Proceeds from sale of Class A limited membership interests in GMC	—	92.3
Proceeds from common stock issued on exercised options	161.8	30.6
Tax benefit on exercised options	51.5	8.3
Purchases of common stock for treasury	(498.9)	(1,278.7)
Dividends paid	(147.5)	(132.1)
Other, net	(4.4)	(0.8)

Net cash provided (used) by financing activities	(72.3)	23.8

Effect of exchange rate changes on cash and cash equivalents	(34.7)	(0.8)

Decrease in cash and cash equivalents	(6.1)	(6.9)
Cash and cash equivalents - beginning of year	661.0	417.1

Cash and cash equivalents - end of period	$654.9	$410.2

Cash Flow from Changes in Current Assets and Liabilities
Receivables	$(103.6)	$(109.3)
Inventories	(247.2)	(378.8)
Prepaid expenses and other current assets	102.1	65.0
Accounts payable	12.8	114.7
Other current liabilities	77.7	(100.8)

Changes in current assets and liabilities	$(158.2)	$(409.2)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Background
The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the first quarter of fiscal 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009. Fiscal 2009 will consist of 53 weeks.
These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K, except as discussed in Notes 16 and 18 to these Consolidated Financial Statements.
(2) Acquisitions and Divestitures
During the first quarter of fiscal 2009 we reached a definitive agreement to sell our Pop•Secret microwave popcorn product line for $190.0 million in cash subject to a purchase price adjustment related to inventory levels. The transaction was completed on September 15, 2008, and we expect to record a pre-tax gain of approximately $130 million during the second quarter of fiscal 2009. We expect to receive pre-tax cash proceeds of approximately $160 million, net of transaction-related costs. As of August 24, 2008, $13.3 million of land, buildings, and equipment associated with this product line were considered held-for-sale.
Also during the first quarter of fiscal 2009, we acquired Humm Foods, Inc. (Humm Foods), the maker of Lärabar fruit and nut energy bars. We issued 0.9 million shares of our common stock with a value of $55.0 million to the shareholders of Humm Foods as consideration for the acquisition. We have recorded the entire purchase price less tangible assets acquired as goodwill pending completion of purchase accounting. The pro forma effect of this acquisition was not material.
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
(3) Restructuring, Impairment, and Other Exit Costs
Restructuring, impairment, and other exit costs were as follows:

	Quarter Ended
	Aug. 24,	Aug. 26,
In Millions	2008	2007

Closure of Allentown, Pennsylvania frozen waffle plant	$—	$10.1
Closure of Trenton, Ontario frozen dough plant	2.0	8.5
Restructuring of production scheduling and discontinuation of cake products line at Chanhassen, Minnesota plant	0.7	3.0
Gain on sale of previously closed Vallejo, California plant	—	(7.1)

Total	$2.7	$14.5

During the first quarter of fiscal 2009, we recorded a charge of $2.0 million of decommissioning costs related to the closure of our Trenton, Ontario frozen dough facility. We expect to make limited use of the plant during fiscal 2009 while we evaluate sublease or lease termination options. We also recorded a $0.7 million charge related to the previously announced restructuring action at our Chanhassen, Minnesota facility.
The charges we expect to incur in fiscal 2009 with respect to these fiscal 2008 restructuring actions total $22 million.
(4) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during fiscal 2009 were as follows:

			Bakeries and	Joint
In Millions	U.S. Retail	International	Foodservice	Ventures	Total

Balance as of May 25, 2008	$5,107.0	$146.4	$955.7	$577.0	$6,786.1
Acquisition of Humm Foods	54.8	—	—	—	54.8
Other activity, primarily foreign currency translation	—	(12.5)	—	(35.5)	(48.0)

Balance as of Aug. 24, 2008	$5,161.8	$133.9	$955.7	$541.5	$6,792.9

The changes in the carrying amount of other intangible assets during fiscal 2009 were as follows:

			Joint
In Millions	U.S. Retail	International	Ventures	Total

Balance as of May 25, 2008	$3,175.2	$518.8	$83.2	$3,777.2
Other activity, primarily foreign currency translation	—	(27.5)	(4.4)	(31.9)

Balance as of Aug. 24, 2008	$3,175.2	$491.3	$78.8	$3,745.3

Future purchase price adjustments to goodwill and other intangible assets may occur upon the finalization of Humm Foods asset valuation and final resolution of certain income tax accounting matters.
(5) Inventories
The components of inventories were as follows:

	Aug. 24,	May 25,
In Millions	2008	2008

Raw materials and packaging	$299.5	$265.0
Finished goods	1,274.0	1,012.4
Grain	194.9	215.2
Excess of FIFO or weighted-average cost over LIFO cost	(167.7)	(125.8)

Total	$1,600.7	$1,366.8

(6) Derivatives, Hedging, and Grain Inventories
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
Regardless of designation for accounting purposes, we believe all of our commodity hedges are economic hedges of our risk exposures, and as a result we consider these derivatives to be hedges for purposes of measuring segment operating performance. Thus, these gains and losses are reported in unallocated corporate expenses outside of segment operating results until such time that the exposure we are hedging affects earnings. At that time we reclassify the hedge gain or loss from unallocated corporate expenses to segment operating profit, allowing our operating segments to realize the economic effects of the hedge without experiencing any resulting mark-to-market volatility, which remains in unallocated corporate expenses. We no longer have any open commodity derivatives previously accounted for as cash flow hedges.
The effect of mark-to-market activities related to certain commodity positions and grain inventories was as follows:

	Quarter Ended
	Aug. 24,	Aug. 26,
(Increase) Decrease in Unallocated Corporate Items, in Millions	2008	2007

Net gain (loss) on mark-to-market valuation of certain commodity positions	$(46.7)	$9.3
Net (gains) on commodity positions reclassified from unallocated corporate items to segment operating profit	(39.3)	(12.3)
Net mark-to-market revaluation of certain grain inventories	(5.4)	2.4

Net mark-to-market valuation related to certain commodity positions recognized in unallocated corporate items	$(91.4)	$(0.6)

(7) Debt
The components of notes payable were as follows:

	Aug. 24,	May 25,
In Millions	2008	2008

U.S. commercial paper	$1,002.9	$687.5
Euro commercial paper	964.7	1,386.3
Financial institutions	136.6	135.0

Total	$2,104.2	$2,208.8

Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.9 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of August 24, 2008, we did not have any outstanding borrowings under these credit lines.
In August 2008, we sold $700.0 million aggregate principal amount of our 5.25 percent notes due August 15, 2013. The proceeds of the notes were used to pay a portion of our outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. The notes may be redeemed at our option at any time for a specified make-whole amount. The notes are senior unsecured, unsubordinated obligations and contain a change of control provision, as defined in the instruments governing the notes.
Our credit facilities and certain of our long-term debt agreements contain restrictive covenants. As of August 24, 2008, we were in compliance with all of these covenants.

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
We and the third party holder of all of GMC’s outstanding Class A limited membership interests (Class A Interests) agreed to reset, effective on June 28, 2007, the preferred rate of return applicable to the Class A Interests to the sum of 3 month LIBOR plus 65 basis points. On June 28, 2007, we also sold $92.3 million of additional Class A Interests to the same third party. There was no gain or loss associated with these transactions. As of August 24, 2008, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $242.3 million, and the capital account balance of the Class A Interests, upon which preferred distributions are calculated, was $248.1 million.
On June 28, 2007, we repurchased for $150.0 million all of the outstanding Series A preferred stock of our subsidiary General Mills Capital, Inc. using proceeds from the sale of the Class A Interests and commercial paper. There was no gain or loss associated with this repurchase.
Our minority interests contain restrictive covenants. As of August 24, 2008, we were in compliance with all of these covenants.
(9) Stockholders’ Equity
The following table provides details of total comprehensive income:

	Quarter Ended			Quarter Ended
	Aug. 24, 2008			Aug. 26, 2007
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$278.5			$288.9

Other comprehensive income (loss):
Foreign currency translation adjustments	$(128.1)	$—	$(128.1)	$17.7	$—	$17.7
Other fair value changes:
Securities	(1.4)	0.5	(0.9)	(1.0)	0.3	(0.7)
Hedge derivatives	15.9	(3.9)	12.0	19.4	(7.2)	12.2
Reclassification to earnings:
Hedge derivatives	5.2	(1.8)	3.4	(22.5)	8.1	(14.4)
Amortization of losses and prior service costs	4.0	(1.7)	2.3	11.4	(4.0)	7.4

Other comprehensive income (loss)	$(104.4)	$(6.9)	$(111.3)	$25.0	$(2.8)	$22.2

Total comprehensive income			$167.2			$311.1

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive income balances, net of tax effects, were as follows:

	Aug. 24,	May 25,
In Millions	2008	2008

Foreign currency translation adjustments	$520.3	$648.4
Unrealized gain (loss) from:
Securities	3.9	4.8
Hedge derivatives	(23.8)	(39.2)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(399.3)	(400.4)
Prior service costs	(35.7)	(36.9)

Accumulated other comprehensive income	$65.4	$176.7

(10) Stock Plans
We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 63 to 65 of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008.
Compensation expense related to stock-based payments recognized in selling, general, and administrative expenses in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
	Aug. 24,	Aug. 26,
In Millions	2008	2007

Compensation expense related to stock-based payments	$57.1	$55.1

As of August 24, 2008, unrecognized compensation expense related to non-vested stock options and restricted stock units was $274.7 million. This expense will be recognized over 26 months, on average.
Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
	Aug. 24,	Aug. 26,
In Millions	2008	2007

Net cash proceeds	$161.8	$30.6
Intrinsic value of options exercised	$129.7	$18.6

We estimate the fair value of each option on the grant date using the Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. For fiscal 2008 and all future grants, we have excluded historical volatility for fiscal 2002 and prior, primarily because volatility driven by the acquisition of The Pillsbury Company does not reflect what we believe to be expected future volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on pages 63 and 64 in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 24,	Aug. 26,
	2008	2007

Estimated fair values of stock options granted	$9.41	$10.60
Assumptions:
Risk-free interest rate	4.4%	5.1%
Expected term	8.5 years	8.5 years
Expected volatility	16.1%	15.6%
Dividend yield	2.7%	2.7%

Information on stock option activity follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
	(thousands)	price	term (years)	(millions)

Balance as of May 25, 2008	53,021.2	$45.35
Granted	3,159.9	63.40
Exercised	(4,934.9)	38.63
Forfeited or expired	(28.8)	52.20

Outstanding as of Aug. 24, 2008	51,217.4	$47.11	4.94	$1,041.9

Exercisable as of Aug. 24, 2008	33,260.5	$43.03	3.18	$812.1

Information on restricted stock unit activity follows:

		Weighted-
		average
	Units	grant-date
	(thousands)	fair value

Non-vested as of May 25, 2008	5,150.7	$52.81
Granted	2,028.6	63.37
Vested	(402.4)	47.82
Forfeited	(33.0)	55.69

Non-vested as of Aug. 24, 2008	6,743.9	$56.27

The total grant-date fair value of restricted stock unit awards that vested in the first quarter of fiscal 2009 was $19.2 million, and restricted units with a grant-date fair value of $16.5 million vested in the first quarter of fiscal 2008.

(11) Earnings Per Share
Basic and diluted EPS were calculated using the following:

	Quarter Ended
	Aug. 24,	Aug. 26,
In Millions, Except per Share Data	2008	2007

Net earnings - as reported	$278.5	$288.9
Capital appreciation paid on Series B-1 Interests in GMC (a)	—	(8.0)

Net earnings for basic and diluted EPS calculations	$278.5	$280.9

Average number of common shares - basic EPS	336.4	329.9
Incremental share effect from:
Stock options (b)	11.2	11.0
Restricted stock, restricted stock units, and other (b)	2.9	2.6
Forward purchase contract (c)	—	1.4

Average number of common shares - diluted EPS	350.5	344.9

Earnings per share - basic	$0.83	$0.85
Earnings per share - diluted	$0.79	$0.81

(a)	See Note 8.
(b)	Incremental shares from stock options, restricted stock, and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended
	Aug. 24,	Aug. 26,
In Millions	2008	2007

Anti-dilutive stock options and restricted stock units	5.4	3.9

(c)	On October 15, 2007, we settled a forward purchase contract with Lehman Brothers Holdings, Inc. by issuing 14.3 million shares of common stock.
(12) Share Repurchases
During the first quarter of fiscal 2009, we repurchased 8.2 million shares of common stock for an aggregate purchase price of $519.2 million, of which $20.3 million was included in current liabilities as of August 24, 2008, and settled after the end of the quarter. Also in the first quarter of fiscal 2009, we settled $0.1 million of share repurchase liability outstanding as of May 25, 2008.
During the first quarter of fiscal 2008, we repurchased 20.9 million shares of common stock for an aggregate purchase price of $1,220.4 million, of which $1.0 million was included in other liabilities as of August 26, 2007, and settled after the end of the quarter. Also in the first quarter of fiscal 2008, we settled $64.5 million of share repurchase liability outstanding as of May 27, 2007.

(13) Interest, Net
The components of interest including distributions to minority interest holders, were as follows:

	Quarter Ended
	Aug. 24,	Aug. 26,
Expense (Income), in Millions	2008	2007

Interest expense	$94.5	$107.0
Distributions paid on preferred stock and interests of subsidiaries	2.1	13.2
Capitalized interest	(1.4)	(1.2)
Interest income	(6.5)	(5.7)

Interest, net	$88.7	$113.3

(14) Statements of Cash Flows
During the first quarter of fiscal 2009, we made cash interest payments of $100.8 million, compared to $161.3 million in the same period last year. Also, in the first quarter of fiscal 2009, we made tax payments of $19.1 million, compared to $37.3 million in the same period last year. In addition, we acquired Humm Foods by issuing to its shareholders 0.9 million shares of our common stock, with a value of $55.0 million, as consideration. This acquisition is treated as a non-cash transaction in our Consolidated Statements of Cash Flows.
(15) Retirement and Postemployment Benefits
Components of net pension, other postretirement, and postemployment (income) expense were as follows:

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	Aug. 24,	Aug. 26,	Aug. 24,	Aug. 26,	Aug. 24,	Aug. 26,
In Millions	2008	2007	2008	2007	2008	2007

Service cost	$19.5	$20.0	$3.6	$4.1	$1.6	$1.2
Interest cost	54.1	49.1	15.3	14.7	1.2	0.9
Expected return on plan assets	(96.7)	(90.1)	(7.5)	(7.6)	—	—
Amortization of losses	2.0	5.6	1.8	3.8	0.3	—
Amortization of prior service costs (credits)	1.8	1.9	(0.4)	(0.4)	0.6	0.5
Other adjustments	—	—	—	—	2.2	3.4

Net (income) expense	$(19.3)	$(13.5)	$12.8	$14.6	$5.9	$6.0

(16) Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. SFAS 157 applies to instruments accounted for under previously issued pronouncements that prescribe fair value as the relevant measure of value.

We adopted SFAS 157 at the beginning of fiscal 2009 for all instruments valued on a recurring basis and our adoption did not have a material impact on our financial statements. The FASB also deferred the effective date of SFAS 157 until the beginning of fiscal 2010 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. This includes fair value calculated in impairment assessments of goodwill, indefinite-lived intangible assets, and other long-lived assets.
The fair value framework requires the categorization of assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:
Level 1:   Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2:   Observable inputs other than quoted prices than those included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3:   Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of August 24, 2008, the fair values of our financial assets and liabilities were as follows:

In Millions	Level 1	Level 2	Level 3	Total

Assets:
Marketable investments (a)	$5.8	$30.6	$—	$36.4
Commodity contracts (b)	36.4	1.7	—	38.1
Grain contracts (b)	—	8.2	—	8.2
Foreign exchange futures (c)	—	16.0	—	16.0
Interest rate swaps (d)	—	110.8	—	110.8

Total assets at fair value	$42.2	$167.3	$—	$209.5

Liabilities:
Commodity contracts (b)	$2.8	$33.8	$—	$36.6
Foreign exchange futures (c)	—	37.9	—	37.9
Interest rate swaps (d)	—	196.8	—	196.8
Equity swaps (e)	—	1.4	—	1.4

Total liabilities at fair value	$2.8	$269.9	$—	$272.7

(a)	Based on prices of common stock and bond matrix pricing.

(b)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(c)	Based on observable market transactions of spot currency rates and forward currency prices.

(d)	Based on LIBOR and swap rates.

(e)	Based on LIBOR, swap, and equity index swap rates.
We did not significantly change our valuation techniques from prior periods.

(17) Business Segment Information
We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail; International; and Bakeries and Foodservice.
Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, and drug, dollar, and discount chains operating throughout the United States. Our major product categories in the United States are ready-to-eat cereals, refrigerated yogurt, ready-to-serve soup, dry dinners, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including soup, granola bars, and cereal.
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
Operating profit for these segments excludes unallocated corporate items (variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, all stock compensation costs, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance, including earnings volatility arising from the mark-to-market valuation related to certain commodity positions, including the revaluation of certain grain inventories, until passed back to our operating segments in accordance with our internal hedge documentation as discussed in Note 6), and restructuring, impairment, and other exit costs. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment. Our operating segment results were as follows:

	Quarter Ended
	Aug. 24,	Aug. 26,
In Millions	2008	2007

Net sales:
U.S. Retail	$2,290.3	$2,031.7
International	690.1	599.4
Bakeries and Foodservice	516.9	440.9

Total	$3,497.3	$3,072.0

Operating profit:
U.S. Retail	$526.3	$473.3
International	78.5	71.0
Bakeries and Foodservice	26.7	34.0

Total segment operating profit	631.5	578.3

Unallocated corporate items	159.2	53.7
Restructuring, impairment, and other exit costs	2.7	14.5

Operating profit	$469.6	$510.1

(18) New Accounting Pronouncements
In the first quarter of fiscal 2009, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (SFAS 159). This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. The adoption of SFAS 159 did not have an impact on our results of operations or financial condition.
In the first quarter of fiscal 2009, we adopted Emerging Issues Task Force (EITF) No. 6-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. The adoption of EITF 06-11 is expected to increase our fiscal 2009 annual effective tax rate by approximately 30 basis points.
Also in the first quarter of fiscal 2009, we adopted EITF No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have an alternative future use be recognized in accordance with SFAS No.2, “Accounting for Research and Development Costs.” The adoption of EITF 07-3 did not have any impact on our results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in a glossary on pages 23 of this report.
CONSOLIDATED RESULTS OF OPERATIONS
First Quarter Results
For the first quarter of fiscal 2009, net sales grew 14 percent to $3,497 million and total segment operating profit of $632 million was 9 percent higher than $578 million in the first quarter of fiscal 2008. (See page 23 for a discussion of this measure not defined by generally accepted accounting principles (GAAP)). Net earnings were $278 million in the quarter, down 4 percent from $289 million last year, and we reported diluted earnings per share (EPS) of $0.79 down 2 percent from $0.81 per share earned in the same period last year. Diluted EPS includes a $0.17 net reduction related to the mark-to-market valuation of certain commodity positions in the first quarter of fiscal 2009 compared to no EPS effect last year.
Net sales growth of 14 points for the first quarter of fiscal 2009 was the result of 4 points of combined segment volume growth, 9 points of growth from net price realization and product mix, and 1 point from favorable foreign currency exchange.

Components of net sales growth First Quarter of Fiscal 2009 vs.			Bakeries and	Combined
First Quarter of Fiscal 2008	U.S. Retail	International	Foodservice	Segments

Volume growth (a)	6 pts	—	-5 pts	4 pts
Net price realization and mix	7 pts	9 pts	22 pts	9 pts
Foreign currency exchange	NA	6 pts	NA	1 pts

Net sales growth	13 pts	15 pts	17 pts	14 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $390 million from the first quarter of fiscal 2008 to $2,306 million. Higher volume drove $55 million of this increase. Higher input costs and changes in mix increased cost of sales by $244 million. In the first quarter of fiscal 2009, we recorded a $91 million net increase related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 6 to our Consolidated Financial Statements included in this Form 10-Q, compared to a net increase of $1 million in the first quarter of fiscal 2008.
Selling, general, and administrative (SG&A) expenses were up $88 million in the first quarter of fiscal 2009 versus the same period in fiscal 2008. SG&A expense as a percent of net sales in fiscal 2009 was flat compared with fiscal 2008. The increase in SG&A expense was primarily driven by increased consumer marketing expense, employee compensation costs and unfavorable foreign exchange. SG&A expenses in fiscal 2008 also included $11 million related to the remarketing of the Class A and Series B-1 interests in GMC.
Restructuring, impairment, and other exit costs were $3 million of expense for the first quarter of fiscal 2009 and $14 million of expense for the same period of fiscal 2008, comprised of the following:

	Quarter Ended
	Aug. 24,	Aug. 26,
In Millions	2008	2007

Closure of Allentown, Pennsylvania frozen waffle plant	$—	$10.1
Closure of Trenton, Ontario frozen dough plant	2.0	8.5
Restructuring of production scheduling and discontinuation of cake products line at Chanhassen, Minnesota plant	0.7	3.0
Gain on sale of previously closed Vallejo, California plant	—	(7.1)

Total	$2.7	$14.5

During the first quarter of fiscal 2009, we recorded a charge of $2 million of decommissioning costs related to the closure of our Trenton, Ontario frozen dough facility. We expect to make limited use of the plant during fiscal 2009 while we evaluate sublease or lease termination options. We also recorded a $1 million charge related to the previously announced restructuring action at our Chanhassen, Minnesota facility.
The charges we expect to incur in fiscal 2009 with respect to these fiscal 2008 restructuring actions total $22 million.
Interest, net for the first quarter of fiscal 2009 totaled $89 million, a $25 million decrease from the same period of fiscal 2008. Average interest bearing instruments decreased $842 million leading to a $13 million decrease in net interest, while average interest rates decreased 80 basis points generating a $12 million decrease in net interest. Average debt balances decreased due to reduced share repurchase activity in the first quarter of fiscal 2009 versus the same period last year.
The effective tax rate for the first quarter of fiscal 2009 was 34.9 percent compared to 32.8 percent for the first quarter of fiscal 2008. The 2.1 percentage point increase in the effective tax rate was primarily due to a 1.7 percentage point reduction in benefits from foreign tax credits.
After-tax earnings from joint ventures increased $8 million to $31 million compared to the same quarter last fiscal year. Net sales for Cereal Partners Worldwide (CPW) increased 21 percent due favorable foreign exchange, volume increases within its core brands, and net price realization. After-tax earnings in the first quarter of fiscal 2008 were also negatively impacted by $2 million of restructuring charges related to the closure of a manufacturing facility. Net sales for our Häagen-Dazs joint ventures in Japan increased 7 percent over the same quarter of last fiscal year mainly due to favorable exchange rates partially offset by lower volume and unfavorable retail sales mix.
Average diluted shares outstanding increased by 6 million in the first quarter of fiscal 2009 from the same period a year ago due primarily to the issuance of 14 million shares of our common stock in the second quarter of fiscal 2008 to settle the forward contract with Lehman Brothers Holdings, Inc. (Lehman Brothers) and the issuance of shares of our common stock upon stock option exercises, partially offset by the repurchase of 11 million shares of our common stock since the end of the first quarter of fiscal 2008.

SEGMENT OPERATING RESULTS
U.S. Retail Segment Results
Net sales for our U.S. Retail operations grew 13 percent in the first quarter of fiscal 2009 to $2,290 million. Net sales increased across all of our U.S. Retail divisions with volume on a tonnage basis contributing 6 points of growth and net price realization and product mix adding 7 points.
U.S. Retail Net Sales Percentage Change by Division

Quarter Ended
Aug. 24,
2008

Big G	10%
Meals	10
Pillsbury	6
Yoplait	19
Snacks	14
Baking Products	25
Small Planet Foods	56

Total	13%

During the first quarter of fiscal 2009, net sales for Big G cereals grew 10 percent including gains by Multi-Grain Cheerios, Honey Nut Cheerios, original Cheerios and the Fiber One cereal line. The Meals division recorded a 10 percent net sales increase, led by Progresso ready-to-serve soups and Green Giant products. Pillsbury net sales grew 6 percent including gains from Grands biscuits and Totino’s frozen pizza and snacks. Net sales for Yoplait grew 19 percent, led by contributions from Yoplait Light, Yo-Plus, and Fiber One. Snacks net sales grew 14 percent, driven by Nature Valley grain snacks, Fiber One bars, and fruit snacks. Net sales for Baking Products rose 25 percent, reflecting gains by Betty Crocker dessert mixes and Gold Medal flour.
Operating profits for the first quarter of fiscal 2009 increased 11 percent to $526 million from $473 million in the same period a year ago. Volume growth increased operating profit by $53 million. Increased input costs of $86 million and higher consumer marketing expenses were offset by favorable net price realization and product mix.
International Segment Results
Net sales for our International segment were up 15 percent in the first quarter of fiscal 2009 to $690 million. This growth was driven by a 9 point increase from net price realization and mix, and 6 points of favorable foreign exchange. Net sales increased across all of our geographic regions.
International Net Sales Percentage Change by Geographic Region

Quarter Ended
Aug. 24,
2008

Europe	14%
Canada	9
Asia/Pacific	26
Latin America	14

Total	15%

For the first quarter of fiscal 2009, net sales in Europe grew 14 percent reflecting strong performance from Häagen-Dazs in the United Kingdom. Net sales in Canada increased 9 percent due to volume increases in the cereal product line. In the Asia/Pacific region, net sales grew 26 percent led by strong growth for Häagen-Dazs and Wanchai Ferry products in China, and Old El Paso and pasta products in Australia. Latin America net sales increased 14 percent led by Diablitos meat spread in Venezuela.

Operating profits for the first quarter of fiscal 2009 improved 11 percent to $79 million from $71 million in the same period a year ago, driven mainly by $89 million of net price realization and mix, partially offset by an increase in input costs of $59 million and higher consumer marketing and administrative costs.
Bakeries and Foodservice Segment Results
Net sales for our Bakeries and Foodservice segment increased 17 percent to $517 million in the first quarter of fiscal 2009. Net price realization and product mix across all customer segments drove 22 points of net sales growth.
Bakeries and Foodservice Net Sales Percentage Change by Customer Segment

Quarter Ended
Aug. 24,
2008

Distributors and restaurants	8%
Bakery channels	29
Convenience stores and vending	10

Total	17%

Operating profits for the segment for the first quarter of fiscal 2009 were $27 million, down from $34 million in the first quarter of fiscal 2008. Increased input costs of $103 million, primarily grain costs, were partially offset by net price realization.
Unallocated corporate items totaled $159 million of expense in the first quarter of fiscal 2009 compared to $54 million of expense in the same period in fiscal 2008. In the first quarter of fiscal 2009, we recorded a $91 million net increase related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 6 to our Consolidated Financial Statements included in this Form 10-Q, compared to a net increase of $1 million in the first quarter of fiscal 2008. We incurred $10 million of incremental employee compensation costs, primarily stock-based compensation, and $6 million of unfavorable foreign exchange, compared to the first quarter of fiscal 2008, partially offset by $11 million of costs incurred in the same period last year related to the remarketing of the Class A and Series B-1 interests in GMC.
LIQUIDITY
During the first quarter of fiscal 2009, our operations generated $226 million of cash compared to $21 million in the same period last year. Inventories used $132 million less cash year over year. The inventory build for our cereal package resizing in the first quarter of fiscal 2008, a lower seasonal inventory build in the first quarter of fiscal 2009, and decreases in grain prices and grain inventory levels in fiscal 2009 drove this decrease. Other current liabilities were a $178 million increased source of cash, driven primarily by changes in derivative payables, and higher consumer marketing liabilities. In addition, cash taxes paid in the first quarter of fiscal 2009 decreased $18 million compared to the same time period last year due to the incremental effect of the settlement of a federal income tax audit in the first quarter of fiscal 2008. These were partially offset by a $102 million reduced source of cash from accounts payable, including a net increase in settlement of prior year capital expenditure accruals.
Cash used by investing activities increased $74 million from the first quarter of fiscal 2008. Capital expenditures in fiscal 2009 were $61 million higher than in the same period last year, primarily due to the settlement of prior year capital expenditure accruals. In addition, during the first quarter of 2008 we sold our Vallejo, California plant and received proceeds of $11 million.
Financing activities used $72 million of cash in the first quarter of fiscal 2009. Proceeds from the issuance of long-term debt of $700 million were used to pay down outstanding commercial paper.
During the first quarter of fiscal 2009, we repurchased 8 million shares of common stock for an aggregate purchase price of $519 million, of which $20 million settled after the end of our first quarter. We also paid dividends of $148 million in the first quarter of fiscal 2009.

CAPITAL RESOURCES
Our capital structure was as follows:

	Aug. 24,	May 25,
In Millions	2008	2008

Notes payable	$2,104.2	$2,208.8
Current portion of long-term debt	215.3	442.0
Long-term debt	5,043.2	4,348.7

Total debt	7,362.7	6,999.5
Minority interests	242.3	242.3
Stockholders’ equity	6,066.5	6,215.8

Total capital	$13,671.5	$13,457.6

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada, and Europe. Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.9 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of August 24, 2008, we did not have any outstanding borrowings under these credit lines.
In August 2008, we sold $700 million aggregate principal amount of our 5.25 percent notes due August 15, 2013. The proceeds of the notes were used to pay a portion of our outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. The notes may be redeemed at our option at any time for a specified make-whole amount. The notes are senior unsecured, unsubordinated obligations and contain a change of control provision, as defined in the instruments governing the notes.
Our credit facilities, certain of our long-term debt agreements, and our minority interests contain restrictive covenants. As of August 24, 2008, we were in compliance with all of these covenants.
We have $215 million of long-term debt maturing in the next 12 months that is classified as current, including $109 million that may mature based on the put rights of the note holders. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities, common stock, preference stock, depository shares, securities warrants, purchase contracts, purchase units, and units. As of August 24, 2008, $1.5 billion remained available under the shelf registration for future use.
OFF BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the first quarter of 2009.
SIGNIFICANT ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. The accounting policies used in preparing our interim fiscal 2009 Consolidated Financial Statements are the same as those described in our Form 10-K, except as discussed in Notes 16 and 18 to our Consolidated Financial Statements included in this Form 10-Q for the first quarter of fiscal 2009.
Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of August 24, 2008, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. Upon adoption, a company is required to retrospectively adjust its EPS data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. We are currently evaluating the impact of FSP EITF 03-6-1 on our results of operations and financial condition.
In April 2008, the FASB finalized FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets". FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. This position is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We are evaluating the impact of FSP 142-3 on our results of operations and financial condition.
In March 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 defines when adjustment features within contracts are considered to be equity-indexed. EITF 07-5 will be effective for us in the first quarter of fiscal 2010. We are evaluating the impact of EITF 07-5 on our results of operations and financial condition.
In February 2008, the FASB amended SFAS 157 by FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. As disclosed in Note 16 to the Consolidated Financial Statements included in this Form 10-Q, we partially adopted the provisions of SFAS 157 effective in the first quarter of fiscal 2009. We expect to adopt the remaining provisions of SFAS 157 beginning in the first quarter of fiscal 2010. Although we believe the adoption may impact the way in which we calculate fair value of goodwill, indefinite-lived intangible assets, and other long-lived assets, we do not expect it to have a material impact on our results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. We are evaluating the impact of SFAS 141R on our results of operations and financial condition.
In December 2007, the FASB issued of SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards that require: the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008, which for us is fiscal 2010. We are evaluating the impact of SFAS 160 on our results of operations and financial condition.
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
GLOSSARY
Derivatives. Financial instruments such as futures, swaps, and forward contracts that we use to manage our risk arising from changes in commodity prices, interest rates, foreign exchange rates, and stock prices.
Generally Accepted Accounting Principles (GAAP). Guidelines, procedures, and practices that we are required to use in recording and reporting accounting information in our published financial statements.
Goodwill. The difference between the purchase price of acquired companies and the related fair values of net assets acquired.
Hedge accounting. Special accounting for qualifying hedges that allows changes in a hedging instrument’s fair value to offset corresponding changes in the hedged item in the same reporting period. Hedge accounting is permitted for certain hedging instruments and hedged items only if the hedging relationship is highly effective and only prospectively from the date a hedging relationship is formally documented.
Interest bearing instruments. Notes payable, long-term debt, including current portion, minority interests, cash and cash equivalents, and certain interest bearing investments classified within prepaid expenses and other current assets and other assets.
LIBOR. London Interbank Offered Rate.
Mark-to-market. The act of determining a fair value for financial instruments, commodity contracts, and related assets or liabilities.
Minority interests. Preferred stock and interests of subsidiaries held by third parties.
Net change related to the impact of mark-to-market valuation of certain commodity positions. Includes realized and unrealized gains and losses on commodity derivatives that will be reclassified to segment operating profit when the hedged item affects earnings, the effects of realized gains and losses reclassified to segment operating profit, and the mark-to-market effects related to revaluing certain grain inventories.
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
You should also consider the risk factors that we identify on pages 6 through 11 of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008, which could also affect our future results.
We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of August 24, 2008 was $25.4 million and $10.2 million, respectively. The $6.5 million increase in interest rate value-at-risk during the first quarter of fiscal 2009 was due to fixed rate bonds issued during the first quarter of fiscal 2009. The $3.9 million increase in commodity value-at-risk during the first quarter of fiscal 2009 was due to an increase in hedging transactions and higher volatility in commodity markets. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

Item 4.	Controls and Procedures.
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 24, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended August 24, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On May 20, 2008, we entered into an Agreement and Plan of Merger to acquire Humm Foods, Inc. The transaction closed on June 11, 2008. At the closing, we issued 892,535 shares of our common stock to the shareholders of Humm Foods, Inc. as consideration for the merger. Based on representations and warranties made by the shareholders of Humm Foods, Inc., we issued our common stock in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.
The following table sets forth information with respect to shares of our common stock that we purchased during the first quarter of fiscal 2009.

	Total
	Number	Average	Total Number of	Maximum Number of
	of Shares	Price	Shares Purchased as	Shares that may yet
	Purchased	Paid Per	Part of a Publicly	be Purchased Under
Period	(a)	Share	Announced Program (b)	the Program (b)

May 26, 2008-
June 29, 2008	3,231,244	$62.52	3,231,244	39,569,748

June 30, 2008-
July 27, 2008	3,619,631	63.11	3,619,631	35,950,117

July 28, 2008-
Aug. 24, 2008	1,359,404	65.27	1,359,404	34,590,713

Total	8,210,279	$63.23	8,210,279	34,590,713

(a)	The total number of shares purchased includes: (i) 64,906 shares purchased from the ESOP fund of our 401(k) savings plan; and (ii) 854 shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock. These amounts include 302,682 shares acquired at an average price of $67.17 for which settlement occurred after August 24, 2008.
(b)	On December 11, 2006, our Board of Directors approved and we announced an authorization for the repurchase of up to 75,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC. (Registrant)
Date September 17, 2008	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date September 17, 2008	/s/ Richard O. Lund
Richard O. Lund
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002