Form 10-Q
period 2008-11-23
GENERAL MILLS INC
filed 2008-12-17
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 23, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____
Commission file number: 001-01185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard	55426
Minneapolis, MN	(Mail: 55440)
(Mail: P.O. Box 1113)	(Zip Code)
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
Yes ☐ No ☒
Number of shares of Common Stock outstanding as of December 10, 2008: 327,851,560 (excluding 49,455,104 shares held in the treasury).

General Mills, Inc.

PART I – Financial Information		Page

Item 1.	Financial Statements	3
	Consolidated Statements of Earnings for the quarterly and six-month periods ended November 23, 2008, and November 25, 2007	3
	Consolidated Balance Sheets as of November 23, 2008, and May 25, 2008	4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the six-month period ended November 23, 2008, and the fiscal year ended May 25, 2008	5
	Consolidated Statements of Cash Flows for the six-month periods ended November 23, 2008, and November 25, 2007	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II – Other Information

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits	32

Signatures		33
EXHIBIT 12.1
EXHIBIT 31.2
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

			Six-Month
	Quarter Ended		Period Ended
	Nov. 23,	Nov. 25,	Nov. 23,	Nov. 25,
	2008	2007	2008	2007
Net sales	$4,010.8	$3,703.4	$7,508.2	$6,775.4

Cost of sales	2,791.2	2,372.2	5,096.8	4,288.0

Selling, general, and administrative expenses	729.4	641.3	1,448.8	1,272.9

Divestiture (gain)	(128.8)	—	(128.8)	—

Restructuring, impairment, and other exit costs	2.5	2.8	5.2	17.3

Operating profit	616.5	687.1	1,086.2	1,197.2

Interest, net	98.5	115.9	187.2	229.2

Earnings before income taxes and after-tax earnings from joint ventures	518.0	571.2	899.0	968.0

Income taxes	173.1	208.3	306.3	338.6

After-tax earnings from joint ventures	33.3	27.6	64.0	50.0

Net earnings	$378.2	$390.5	$656.7	$679.4

Earnings per share - basic	$1.14	$1.19	$1.96	$2.04

Earnings per share - diluted	$1.09	$1.14	$1.88	$1.95

Dividends per share	$0.43	$0.39	$0.86	$0.78

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Par Value Data)

	Nov. 23,	May 25,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$639.6	$661.0
Receivables	1,234.2	1,081.6
Inventories	1,583.3	1,366.8
Deferred income taxes	33.6	—
Prepaid expenses and other current assets	527.3	510.6

Total current assets	4,018.0	3,620.0

Land, buildings, and equipment	2,958.2	3,108.1
Goodwill	6,598.4	6,786.1
Other intangible assets	3,678.2	3,777.2
Other assets	1,856.9	1,750.2

Total assets	$19,109.7	$19,041.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$840.2	$937.3
Current portion of long-term debt	113.6	442.0
Notes payable	2,698.9	2,208.8
Deferred income taxes	—	28.4
Other current liabilities	1,331.3	1,239.8

Total current liabilities	4,984.0	4,856.3

Long-term debt	5,105.5	4,348.7
Deferred income taxes	1,447.0	1,454.6
Other liabilities	2,035.7	1,923.9

Total liabilities	13,572.2	12,583.5

Minority interests	242.3	242.3

Stockholders’ equity:

Common stock, 377.3 shares issued, $0.10 par value	37.7	37.7
Additional paid-in capital	1,207.2	1,149.1
Retained earnings	6,873.5	6,510.7
Common stock in treasury, at cost, shares of 49.6 and 39.8	(2,484.4)	(1,658.4)
Accumulated other comprehensive income (loss)	(338.8)	176.7

Total stockholders’ equity	5,295.2	6,215.8

Total liabilities and equity	$19,109.7	$19,041.6

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In Millions, Except per Share Data)

	$0.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury			Accumulated
			Additional				Other
		Par	Paid-In			Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total

Balance as of May 27, 2007	502.3	$50.2	$5,841.3	(161.7)	$(6,198.0)	$5,745.3	$(119.7)	$5,319.1
Comprehensive income:
Net earnings						1,294.7		1,294.7
Other comprehensive income, net of tax:
Net change on hedge derivatives and securities							(1.8)	(1.8)
Foreign currency translation							246.3	246.3
Amortization of losses and prior service costs							12.5	12.5
Minimum pension liability adjustment							39.4	39.4

Other comprehensive income							296.4	296.4
Total comprehensive income								1,591.1

Cash dividends declared ($1.57 per share)						(529.7)		(529.7)
Stock compensation plans (includes income tax benefits of $55.7)			121.0	6.5	261.6			382.6
Shares purchased				(23.9)	(1,384.6)			(1,384.6)
Retirement of treasury shares	(125.0)	(12.5)	(5,068.3)	125.0	5,080.8			—
Shares issued under forward purchase contract			168.2	14.3	581.8			750.0
Unearned compensation related to restricted stock awards			(104.1)					(104.1)
Adoption of FIN 48			57.8			8.4		66.2
Capital appreciation paid to holders of Series
B-1 limited membership interests in General
Mills Cereals, LLC						(8.0)		(8.0)
Earned compensation			133.2					133.2

Balance as of May 25, 2008	377.3	37.7	1,149.1	(39.8)	(1,658.4)	6,510.7	176.7	6,215.8
Comprehensive income:
Net earnings						656.7		656.7
Other comprehensive income, net of tax:
Net change on hedge derivatives and securities							32.4	32.4
Foreign currency translation							(554.2)	(554.2)
Amortization of losses and prior service costs							6.3	6.3

Other comprehensive loss							(515.5)	(515.5)
Total comprehensive income								141.2

Cash dividends declared ($.86 per share)						(293.9)		(293.9)
Stock compensation plans (includes income tax benefits of $83.7)			86.5	8.1	362.5			449.0
Shares purchased				(18.8)	(1,227.1)			(1,227.1)
Shares issued for acquisition			16.4	0.9	38.6			55.0
Unearned compensation related to restricted stock awards			(129.8)					(129.8)
Earned compensation			85.0					85.0

Balance as of Nov. 23, 2008	377.3	$37.7	$1,207.2	(49.6)	$(2,484.4)	$6,873.5	$(338.8)	$5,295.2

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Six-Month Period Ended
	Nov. 23,	Nov. 25,
	2008	2007
Cash Flows - Operating Activities
Net earnings	$656.7	$679.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	223.6	235.6
After-tax earnings from joint ventures	(64.0)	(50.0)
Stock-based compensation	85.0	86.6
Deferred income taxes	(1.4)	(38.0)
Tax benefit on exercised options	(83.7)	(13.0)
Distributions of earnings from joint ventures	19.3	16.2
Pension, other postretirement, and postemployment benefit costs	(46.6)	(23.2)
Divestiture (gain)	(128.8)	—
Restructuring, impairment, and other exit costs (income)	(0.5)	13.4
Changes in current assets and liabilities	(268.3)	(472.6)
Other, net	(27.5)	9.3

Net cash provided by operating activities	363.8	443.7

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(241.4)	(186.4)
Acquisitions	—	0.9
Investments in affiliates, net	9.9	4.8
Proceeds from disposal of land, buildings, and equipment	0.5	11.3
Proceeds from divestiture of product line	192.5	—
Other, net	(20.1)	—

Net cash used by investing activities	(58.6)	(169.4)

Cash Flows - Financing Activities
Change in notes payable	509.0	744.0
Issuance of long-term debt	700.0	700.0
Payment of long-term debt	(259.1)	(5.7)
Settlement of Lehman Brothers forward purchase contract	—	750.0
Repurchase of Series B-1 limited membership interests in General Mills Cereals, LLC (GMC)	—	(843.0)
Repurchase of General Mills Capital, Inc. preferred stock	—	(150.0)
Proceeds from sale of Class A limited membership interests in GMC	—	92.3
Proceeds from common stock issued on exercised options	266.5	52.4
Tax benefit on exercised options	83.7	13.0
Purchases of common stock for treasury	(1,205.8)	(1,284.5)
Dividends paid	(293.9)	(259.4)
Other, net	(4.6)	—

Net cash used by financing activities	(204.2)	(190.9)

Effect of exchange rate changes on cash and cash equivalents	(122.4)	29.6

Increase (decrease) in cash and cash equivalents	(21.4)	113.0
Cash and cash equivalents - beginning of year	661.0	417.1

Cash and cash equivalents - end of period	$639.6	$530.1

Cash Flow from Changes in Current Assets and Liabilities
Receivables	$(228.3)	$(247.5)
Inventories	(286.9)	(374.6)
Prepaid expenses and other current assets	(40.7)	25.3
Accounts payable	(1.1)	4.3
Other current liabilities	288.7	119.9

Changes in current assets and liabilities	$(268.3)	$(472.6)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Background
The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarterly and six-month periods ended November 23, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009. Fiscal 2009 consists of 53 weeks compared to 52 weeks in fiscal 2008. The additional week will be included in the fourth quarter of the year.
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
(2) Acquisitions and Divestitures
During the second quarter of fiscal 2009, we sold our Pop•Secret microwave popcorn product line for $192.5 million in cash. The transaction was completed on September 15, 2008, and we recorded a pre-tax gain of $128.8 million. We received cash proceeds of $158.9 million after repayment of a lease obligation and transaction costs.
During the first quarter of fiscal 2009, we acquired Humm Foods, Inc. (Humm Foods), the maker of Lärabar fruit and nut energy bars. We issued 0.9 million shares of our common stock with a value of $55.0 million to the shareholders of Humm Foods as consideration for the acquisition. We recorded the purchase price less tangible and intangible net assets acquired as goodwill of $42.7 million. The pro forma effect of this acquisition was not material.
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

(3) Restructuring, Impairment, and Other Exit Costs
Restructuring, impairment, and other exit costs were as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 23,	Nov. 25,	Nov. 23,	Nov. 25,
In Millions	2008	2007	2008	2007

Closure of Trenton, Ontario frozen dough plant	$1.5	$—	$3.5	$8.5
Restructuring of production scheduling and discontinuation of cake product line at Chanhassen, Minnesota plant	0.6	—	1.3	3.0
Closure of Poplar, Wisconsin plant	0.3	2.7	0.3	2.7
Closure of Allentown, Pennsylvania frozen waffle plant	—	—	—	10.1
Gain on sale of previously closed Vallejo, California plant	—	—	—	(7.1)
Charges associated with restructuring actions previously announced	0.1	0.1	0.1	0.1

Total	$2.5	$2.8	$5.2	$17.3

During the six-month period ended November 23, 2008, we did not undertake any new restructuring actions. We incurred incremental plant closure expenses related to previously announced restructuring activities of $2.5 million in the second quarter of fiscal 2009 and $5.2 million in the six-month period ended November 23, 2008.
During the six-month period ended November 25, 2007, we approved a plan to transfer Old El Paso production from our Poplar, Wisconsin facility to other plants and close the Poplar facility. This action to improve capacity utilization and reduce costs affected 113 employees at the Poplar facility, and resulted in a charge of $2.7 million consisting entirely of employee severance. We anticipate this project will be completed by January 31, 2009. Due to declining financial results, we decided to exit our frozen waffle product line (retail and foodservice) and to close our frozen waffle plant in Allentown, Pennsylvania, affecting 111 employees. We recorded a charge of $10.1 million related to this closure, consisting of $3.9 million of employee severance and a $6.2 million non-cash impairment charge against long-lived assets at the plant. We also completed an analysis of the viability of our Bakeries and Foodservice frozen dough facility in Trenton, Ontario, and closed the facility, affecting 470 employees. We recorded an $8.5 million charge for employee severance expenses and curtailment charges associated with a defined benefit pension plan. We expect to make limited use of the plant during fiscal 2009 while we evaluate sublease or lease termination options. These actions, including the anticipated timing of the disposition of the plants we closed, are expected to be completed by February 28, 2009. We also restructured our production scheduling and discontinued our cake product line at our Chanhassen, Minnesota Bakeries and Foodservice plant. These actions affected 125 employees, and we recorded a charge for employee severance of $3.0 million.
During the six-month period ended November 25, 2007, we sold our previously closed Vallejo, California plant and received $10.6 million in proceeds.
The charges we expect to incur in fiscal 2009 with respect to previously announced restructuring actions total $18 million.

(4) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during fiscal 2009 were as follows:

			Bakeries and	Joint
In Millions	U.S. Retail	International	Foodservice	Ventures	Total

Balance as of May 25, 2008	$5,107.0	$146.4	$955.7	$577.0	$6,786.1
Acquisition of Humm Foods	42.7	—	—	—	42.7
Divestiture of Pop•Secret product line	(17.8)	(0.1)	(0.7)	—	(18.6)
Deferred tax adjustment related to Pop•Secret divestiture	(44.2)	(4.2)	(12.2)	—	(60.6)
Other activity, primarily foreign currency translation	—	(35.2)	—	(116.0)	(151.2)

Balance as of Nov. 23, 2008	$5,087.7	$106.9	$942.8	$461.0	$6,598.4

Future adjustments to goodwill may occur upon the final resolution of certain income tax accounting matters.
The changes in the carrying amount of other intangible assets during fiscal 2009 were as follows:

			Joint
In Millions	U.S. Retail	International	Ventures	Total

Balance as of May 25, 2008	$3,175.2	$518.8	$83.2	$3,777.2
Acquisition of Humm Foods	19.4	—	—	19.4
Other activity, primarily foreign currency translation	—	(103.9)	(14.5)	(118.4)

Balance as of Nov. 23, 2008	$3,194.6	$414.9	$68.7	$3,678.2

(5) Inventories
The components of inventories were as follows:

	Nov. 23,	May 25,
In Millions	2008	2008

Raw materials and packaging	$294.7	$265.0
Finished goods	1,337.5	1,012.4
Grain	130.2	215.2
Excess of FIFO or weighted-average cost over LIFO cost	(179.1)	(125.8)

Total	$1,583.3	$1,366.8

(6) Derivatives, Hedging, and Grain Inventories
As a part of our ongoing operations, we are exposed to market risks such as changes in commodity prices, foreign currency exchange rates, and interest rates. To manage these risks, we may enter into various derivative transactions (e.g., futures, options, and swaps) pursuant to our established policies.
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
Regardless of designation for accounting purposes, we believe all our commodity hedges are economic hedges of our risk exposures, and as a result we consider these derivatives to be hedges for purposes of measuring segment operating performance. Thus, these gains and losses are reported in unallocated corporate items outside of segment operating results until such time that the exposure we are hedging affects earnings. At that time we reclassify the hedge gain or loss from unallocated corporate items to segment operating profit, allowing our operating segments to realize the economic effects of the hedge without experiencing any resulting mark-to-market volatility, which remains in unallocated corporate items. We no longer have any open commodity derivatives previously accounted for as cash flow hedges.

The effect of mark-to-market activities related to certain commodity positions and grain inventories was as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 23,	Nov. 25,	Nov. 23,	Nov. 25,
(Increase) Decrease in Unallocated Corporate Items, in Millions	2008	2007	2008	2007

Net gain (loss) on mark-to-market valuation of certain commodity positions	$(225.4)	$32.8	$(272.0)	$42.1
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	4.6	(17.7)	(34.7)	(30.0)
Net mark-to-market revaluation of certain grain inventories	(48.4)	2.4	(53.9)	4.8

Net mark-to-market valuation related to certain commodity positions recognized in unallocated corporate items	$(269.2)	$17.5	$(360.6)	$16.9

(7) Debt
The components of notes payable were as follows:

	Nov. 23,	May 25,
In Millions	2008	2008

U.S. commercial paper	$1,588.4	$687.5
Euro commercial paper	988.2	1,386.3
Financial institutions	122.3	135.0

Total	$2,698.9	$2,208.8

Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.9 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. The credit facilities contain several covenants with which we are in compliance, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 to 1.0. As of November 23, 2008, we did not have any outstanding borrowings under these credit facilities. Lehman Brothers Holdings Inc. and certain of its subsidiaries (Lehman Brothers) have filed for bankruptcy protection. Two subsidiaries of Lehman Brothers have an aggregate commitment of $162.5 million under our credit facilities. We expect that our ability to borrow under the credit facilities is reduced by this committed amount.
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
Certain of our long-term debt agreements contain restrictive covenants. As of November 23, 2008, we were in compliance with all of these covenants.
(8) Minority Interests
There were no capital transactions that impacted our minority interests in fiscal 2009.
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

We and the third party holder of all of GMC’s outstanding Class A limited membership interests (Class A Interests) agreed to reset, effective on June 28, 2007, the preferred rate of return applicable to the Class A Interests to the sum of 3 month LIBOR plus 65 basis points. On June 28, 2007, we also sold $92.3 million of additional Class A Interests to the same third party. There was no gain or loss associated with these transactions. As of November 23, 2008, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $242.3 million, and the capital account balance of the Class A Interests, upon which preferred distributions are calculated, was $248.1 million.
On June 28, 2007, we repurchased for $150.0 million all of the outstanding Series A preferred stock of our subsidiary General Mills Capital, Inc. using proceeds from the sale of the Class A Interests and commercial paper. There was no gain or loss associated with this repurchase.
Our minority interests contain restrictive covenants. As of November 23, 2008, we were in compliance with all of these covenants.
(9) Stockholders’ Equity
The following table provides details of total comprehensive income (loss):

	Quarter Ended			Quarter Ended
	Nov. 23, 2008			Nov. 25, 2007
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$378.2			$390.5

Other comprehensive income (loss):
Foreign currency translation adjustments	$(426.1)	$—	$(426.1)	$132.6	$—	$132.6
Other fair value changes:
Securities	(4.0)	1.6	(2.4)	—	—	—
Hedge derivatives	25.4	(7.2)	18.2	19.1	(6.7)	12.4
Reclassification to earnings:
Hedge derivatives	3.6	(1.5)	2.1	(5.8)	2.0	(3.8)
Amortization of losses and prior service costs	6.2	(2.2)	4.0	11.7	(4.4)	7.3

Other comprehensive income (loss)	$(394.9)	$(9.3)	$(404.2)	$157.6	$(9.1)	$148.5

Total comprehensive income (loss)			$(26.0)			$539.0

	Six-Month Period Ended			Six-Month Period Ended
	Nov. 23, 2008			Nov. 25, 2007
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$656.7			$679.4

Other comprehensive income (loss):
Foreign currency translation adjustments	$(554.2)	$—	$(554.2)	$150.3	$—	$150.3
Other fair value changes:
Securities	(5.4)	2.1	(3.3)	(1.0)	0.3	(0.7)
Hedge derivatives	41.3	(11.1)	30.2	38.5	(13.9)	24.6
Reclassification to earnings:
Hedge derivatives	8.8	(3.3)	5.5	(28.3)	10.1	(18.2)
Amortization of losses and prior service costs	10.2	(3.9)	6.3	23.1	(8.4)	14.7

Other comprehensive income (loss)	$(499.3)	$(16.2)	$(515.5)	$182.6	$(11.9)	$170.7

Total comprehensive income			$141.2			$850.1

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.
Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows:

	Nov. 23,	May 25,
In Millions	2008	2008

Foreign currency translation adjustments	$94.2	$648.4
Unrealized gain (loss) from:
Securities	1.5	4.8
Hedge derivatives	(3.5)	(39.2)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(396.7)	(400.4)
Prior service costs	(34.3)	(36.9)

Accumulated other comprehensive income (loss)	$(338.8)	$176.7

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
Compensation expense related to stock-based payments recognized in selling, general, and administrative expenses in the Consolidated Statements of Earnings was as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 23,	Nov. 25,	Nov. 23,	Nov. 25,
In Millions	2008	2007	2008	2007

Compensation expense related to stock-based payments	$29.6	$31.5	$86.7	$86.6

As of November 23, 2008, unrecognized compensation expense related to non-vested stock options and restricted stock units was $245.3 million. This expense will be recognized over 24 months, on average.
Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month
	Period Ended
	Nov. 23,	Nov. 25,
In Millions	2008	2007

Net cash proceeds	$266.8	$52.5
Intrinsic value of options exercised	$210.9	$31.0

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month
	Period Ended
	Nov. 23,	Nov. 25,
	2008	2007

Estimated fair values of stock options granted	$9.42	$10.57
Assumptions:
Risk-free interest rate	4.4%	5.1%
Expected term	8.5 years	8.5 years
Expected volatility	16.1%	15.6%
Dividend yield	2.7%	2.7%

Information on stock option activity follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
	(thousands)	price	term (years)	(millions)

Balance as of May 25, 2008	53,021.2	$45.35
Granted	3,239.1	63.52
Exercised	(7,753.7)	39.12
Forfeited or expired	(50.0)	52.96

Outstanding as of Nov. 23, 2008	48,456.6	$47.55	4.88	$831.2

Exercisable as of Nov. 23, 2008	30,576.5	$43.38	3.07	$652.0

Information on restricted stock unit activity follows:

		Weighted-
		average
	Units	grant-date
	(thousands)	fair value

Non-vested as of May 25, 2008	5,150.7	$52.81
Granted	2,111.1	63.53
Vested	(575.7)	49.03
Forfeited	(112.0)	54.10

Non-vested as of Nov. 23, 2008	6,574.1	$56.56

The total grant-date fair value of restricted stock unit awards that vested in the six-month period ended November 23, 2008, was $28.2 million, and restricted units with a grant-date fair value of $20.7 million vested in the six-month period ended November 25, 2007.

(11) Earnings Per Share
Basic and diluted EPS were calculated using the following:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 23,	Nov. 25,	Nov. 23,	Nov. 25,
In Millions, Except per Share Data	2008	2007	2008	2007

Net earnings - as reported	$378.2	$390.5	$656.7	$679.4
Capital appreciation paid on Series B-1 Interests in GMC (a)	—	—	—	(8.0)

Net earnings for basic and diluted EPS calculations	$378.2	$390.5	$656.7	$671.4

Average number of common shares - basic EPS	333.2	328.0	334.8	329.0
Incremental share effect from:
Stock options (b)	10.7	10.7	10.9	10.8
Restricted stock, restricted stock units, and other (b)	3.1	3.0	3.0	2.8
Forward purchase contract (c)	—	0.7	—	1.0

Average number of common shares - diluted EPS	347.0	342.4	348.7	343.6

Earnings per share - basic	$1.14	$1.19	$1.96	$2.04
Earnings per share - diluted	$1.09	$1.14	$1.88	$1.95

(a)	See Note 8.

(b)	Incremental shares from stock options, restricted stock, and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 23,	Nov. 25,	Nov. 23,	Nov. 25,
In Millions	2008	2007	2008	2007

Anti-dilutive stock options and restricted stock units	2.6	5.6	4.0	4.8

(c)	On October 15, 2007, we settled a forward purchase contract with Lehman Brothers by issuing 14.3 million shares of common stock.
(12) Share Repurchases
During the second quarter of fiscal 2009, we repurchased 10.6 million shares of common stock for an aggregate purchase price of $708.0 million. In the six-month period ended November 23, 2008, we repurchased 18.8 million shares of common stock for an aggregate purchase price of $1,227.1 million, of which $21.4 million was included in current liabilities as of November 23, 2008, and settled after the end of the quarter.
During the second quarter of fiscal 2008, we repurchased 0.1 million shares of common stock for $6.1 million. In the six-month period ended November 25, 2007, we repurchased 21.0 million shares of common stock for $1,226.5 million, of which $0.4 million was included in current liabilities as of November 25, 2007, and settled after the end of the quarter.

(13) Interest, Net
The components of interest including distributions to minority interest holders, were as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 23,	Nov. 25,	Nov. 23,	Nov. 25,
Expense (Income), in Millions	2008	2007	2008	2007

Interest expense	$103.4	$120.4	$198.0	$227.4
Distributions paid on preferred stock and interests of subsidiaries	2.2	3.0	4.2	16.2
Capitalized interest	(1.5)	(1.2)	(2.9)	(2.4)
Interest income	(5.6)	(6.3)	(12.1)	(12.0)

Interest, net	$98.5	$115.9	$187.2	$229.2

(14) Statements of Cash Flows
During the six-month period ended November 23, 2008, we made cash interest payments of $198.0 million, compared to $227.3 million in the same period last year. Also, in the six-month period ended November 23, 2008, we made tax payments of $187.0 million, compared to $200.1 million in the same period last year. In addition, we acquired Humm Foods by issuing to its shareholders 0.9 million shares of our common stock, with a value of $55.0 million, as consideration. This acquisition is treated as a non-cash transaction in our Consolidated Statements of Cash Flows.
(15) Retirement and Postemployment Benefits
Components of net pension, other postretirement, and postemployment (income) expense were as follows:

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	Nov. 23,	Nov. 25,	Nov. 23,	Nov. 25,	Nov. 23,	Nov. 25,
In Millions	2008	2007	2008	2007	2008	2007

Service cost	$19.2	$20.0	$3.5	$4.1	$1.7	$1.2
Interest cost	53.8	49.1	15.3	14.7	1.2	0.9
Expected return on plan assets	(96.5)	(90.1)	(7.5)	(7.6)	—	—
Amortization of losses (gains)	2.0	5.9	1.8	3.9	0.2	(0.1)
Amortization of prior service costs (credits)	1.9	1.9	(0.3)	(0.4)	0.5	0.5
Other adjustments	—	—	—	—	2.3	3.3

Net (income) expense	$(19.6)	$(13.2)	$12.8	$14.7	$5.9	$5.8

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Six-Month		Six-Month		Six-Month
	Period Ended		Period Ended		Period Ended
	Nov. 23,	Nov. 25,	Nov. 23,	Nov. 25,	Nov. 23,	Nov. 25,
In Millions	2008	2007	2008	2007	2008	2007

Service cost	$38.7	$40.0	$7.1	$8.2	$3.3	$2.4
Interest cost	107.9	98.2	30.6	29.4	2.4	1.8
Expected return on plan assets	(193.2)	(180.2)	(15.0)	(15.2)	—	—
Amortization of losses (gains)	4.0	11.5	3.6	7.7	0.5	(0.1)
Amortization of prior service costs (credits)	3.7	3.8	(0.7)	(0.8)	1.1	1.0
Other adjustments	—	—	—	—	4.5	6.7

Net (income) expense	$(38.9)	$(26.7)	$25.6	$29.3	$11.8	$11.8

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
We adopted SFAS 157 at the beginning of fiscal 2009 for all instruments valued on a recurring basis, and our adoption did not have a material impact on our financial statements. The FASB also deferred the effective date of SFAS 157 until the beginning of fiscal 2010 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. This includes fair value calculated in impairment assessments of goodwill, indefinite-lived intangible assets, and other long-lived assets.
The fair value framework requires the categorization of assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of November 23, 2008, the fair values of our financial assets and liabilities were as follows:

In Millions	Level 1	Level 2	Level 3	Total

Assets:
Marketable investments (a)	$9.0	$17.4	$—	$26.4
Grain contracts (b)	—	21.0	—	21.0
Foreign exchange futures (c)	—	47.4	—	47.4
Interest rate swaps (d)	—	176.9	—	176.9

Total assets at fair value	$9.0	$262.7	$—	$271.7

Liabilities:
Commodity contracts (b)	$(25.4)	$(27.2)	$—	$(52.6)
Grain contracts (b)	—	(28.9)	—	(28.9)
Foreign exchange futures (c)	—	(15.1)	—	(15.1)
Interest rate swaps (d)	—	(255.2)	—	(255.2)
Equity swaps (e)	—	(1.6)	—	(1.6)

Total liabilities at fair value	$(25.4)	$(328.0)	$—	$(353.4)

(a)	Based on prices of common stock and bond matrix pricing.

(b)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(c)	Based on observable market transactions of spot currency rates and forward currency prices.

(d)	Based on LIBOR and swap rates.

(e)	Based on LIBOR, swap, and equity index swap rates.
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
Operating profit for these segments excludes unallocated corporate items (variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, all stock compensation costs, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance, including earnings volatility arising from the mark-to-market valuation related to certain commodity positions, including the revaluation of certain grain inventories, until passed back to our operating segments in accordance with our internal hedge documentation as discussed in Note 6), divestiture gains and losses, and restructuring, impairment, and other exit costs. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

Our operating segment results were as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 23,	Nov. 25,	Nov. 23,	Nov. 25,
In Millions	2008	2007	2008	2007

Net sales:
U.S. Retail	$2,785.1	$2,521.0	$5,075.4	$4,552.7
International	676.2	665.7	1,366.4	1,265.1
Bakeries and Foodservice	549.5	516.7	1,066.4	957.6

Total	$4,010.8	$3,703.4	$7,508.2	$6,775.4

Operating profit:
U.S. Retail	$638.3	$583.8	$1,164.6	$1,057.1
International	79.7	84.3	158.2	155.3
Bakeries and Foodservice	63.9	48.0	90.6	82.0

Total segment operating profit	781.9	716.1	1,413.4	1,294.4

Unallocated corporate items	291.7	26.2	450.8	79.9
Divestiture (gain)	(128.8)	—	(128.8)	—
Restructuring, impairment, and other exit costs	2.5	2.8	5.2	17.3

Operating profit	$616.5	$687.1	$1,086.2	$1,197.2

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
In the first quarter of fiscal 2009, we adopted Emerging Issues Task Force (EITF) No. 6-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. The adoption of EITF 06-11 has increased our estimated fiscal 2009 annual effective tax rate by approximately 30 basis points.
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
Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in a glossary on pages 27-28 of this report.

CONSOLIDATED RESULTS OF OPERATIONS
Second Quarter Results
For the second quarter of fiscal 2009, net sales grew 8 percent to $4,011 million and total segment operating profit of $782 million was 9 percent higher than $716 million in the second quarter of fiscal 2008. (See page 27 for a discussion of this measure not defined by generally accepted accounting principles (GAAP)). Net earnings were $378 million in the quarter, down 3 percent from $390 million last year, and we reported diluted earnings per share (EPS) of $1.09, down 4 percent from $1.14 per share earned in the same period last year. Diluted EPS includes a $0.49 net reduction related to the mark-to-market valuation of certain commodity positions in the second quarter of fiscal 2009 compared to a $0.03 net gain in fiscal 2008, and a $0.22 net gain related to the divestiture of our Pop•Secret product line in the second quarter of fiscal 2009.
Net sales growth of 8 points for the second quarter of fiscal 2009 was the result of 2 points of combined segment volume growth and 8 points of growth from net price realization and product mix, offset by 2 points of unfavorable foreign currency exchange.
Components of net sales growth

Second Quarter of Fiscal 2009 vs.			Bakeries and	Combined
Second Quarter of Fiscal 2008	U.S. Retail	International	Foodservice	Segments

Volume growth (a)	5 pts	-3 pts	-6 pts	2 pts
Net price realization and mix	5 pts	13 pts	12 pts	8 pts
Foreign currency exchange	NA	-8 pts	Flat	-2 pts

Net sales growth	10 pts	2 pts	6 pts	8 pts

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales increased $419 million from the second quarter of fiscal 2008 to $2,791 million. Higher volume drove $18 million of this increase. Input costs and changes in mix increased cost of sales by $150 million. In the second quarter of fiscal 2009, we recorded a $269 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 6 to our Consolidated Financial Statements included in this Form 10-Q, compared to a net decrease of $18 million in the second quarter of fiscal 2008. In the second quarter of fiscal 2008, we recorded $17 million of accelerated depreciation on long-lived assets associated with our previously announced restructuring action at our plant in Trenton, Ontario, and we incurred $19 million of costs, including product write-offs, logistics, and other costs, related to the voluntary Totino’s and Jeno’s frozen pizza recall.
Selling, general, and administrative (SG&A) expenses were up $88 million in the second quarter of fiscal 2009 versus the same period in fiscal 2008. SG&A expenses as a percent of net sales in fiscal 2009 were flat compared with fiscal 2008. The increase in SG&A expenses was primarily driven by a 21 percent increase in consumer marketing expense and higher employee compensation costs.
During the second quarter of fiscal 2009 we recorded a divestiture gain of $129 million related to the sale of our Pop•Secret product line for $192 million in cash.

Restructuring, impairment, and other exit costs were comprised of the following:

	Quarter Ended
	Nov. 23,	Nov. 25,
In Millions	2008	2007

Closure of Trenton, Ontario frozen dough plant	$1.5	$—
Restructuring of production scheduling and discontinuation of cake product line at Chanhassen, Minnesota plant	0.6	—
Closure of Poplar, Wisconsin plant	0.3	2.7
Charges associated with restructuring actions previously announced	0.1	0.1

Total	$2.5	$2.8

We did not undertake any new restructuring actions during the second quarter of fiscal 2009. We incurred $2 million of incremental plant closure expenses related to previously announced restructuring activities in the second quarter of fiscal 2009. We expect to make limited use of our Trenton, Ontario facility during fiscal 2009, while we evaluate sublease or lease termination options. The charges we expect to incur in fiscal 2009 with respect to previously announced restructuring actions total $18 million.
Net interest expense for the second quarter of fiscal 2009 totaled $98 million, a $17 million decrease from the same period of fiscal 2008. Average interest bearing instruments decreased $722 million leading to a $10 million decrease in net interest, while average net interest rates decreased 30 basis points generating a $7 million decrease in net interest. Average debt balances decreased as a result of the timing of share repurchases.
The effective tax rate for the second quarter of fiscal 2009 was 33.4 percent compared to 36.5 percent for the second quarter of fiscal 2008. The 3.1 percentage point decrease in the effective tax rate was primarily due to a 2.9 percent reduction related to tax credits.
After-tax earnings from joint ventures increased $6 million to $33 million compared to the same quarter last fiscal year. Net sales for Cereal Partners Worldwide (CPW) increased 4 percent due to volume increases within its core brands and net price realization, partially offset by unfavorable foreign currency exchange. Net sales for our Häagen-Dazs joint ventures in Japan decreased 3 percent over the same quarter of last fiscal year.
Average diluted shares outstanding increased by 5 million in the second quarter of fiscal 2009 from the same period a year ago due primarily to the issuance of 14 million shares of common stock in the second quarter of fiscal 2008 to settle the forward contract with Lehman Brothers Holdings, Inc. (Lehman Brothers), the issuance of common stock upon stock option exercises, the issuance of annual stock awards, the vesting of restricted stock units, and shares issued to acquire Humm Foods, partially offset by repurchases of 22 million shares of our common stock since the end of the second quarter of fiscal 2008.
Six-month Results
For the six-month period ended November 23, 2008, net sales grew 11 percent to $7,508 million and total segment operating profit increased 9 percent to $1,413 million (see page 27 for a discussion of this measure not defined by GAAP). Net earnings were $657 million, down 3 percent from $679 million last year, and we reported diluted EPS of $1.88, down 4 percent from $1.95 per share earned in the same period last year. Diluted EPS includes a $0.65 net reduction related to the mark-to-market valuation of certain commodity positions in the six-month period ended November 23, 2008 compared to a $0.03 net gain in fiscal 2008, and a $0.21 net gain related to the divestiture of our Pop•Secret product line in the second quarter of fiscal 2009.
Net sales growth of 11 points during the six-month period ended November 23, 2008, was the result of 3 points of combined segment volume growth and 8 points of growth from net price realization and product mix.

Components of net sales growth

Six-Month Period Ended Nov. 23, 2008 vs.			Bakeries and	Combined
Six-Month Period Ended Nov. 25, 2007	U.S. Retail	International	Foodservice	Segments

Volume growth (a)	5 pts	-2 pts	-5 pts	3 pts
Net price realization and mix	6 pts	11 pts	16 pts	8 pts
Foreign currency exchange	NA	-1 pts	Flat	Flat

Net sales growth	11 pts	8 pts	11 pts	11 pts

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales increased $809 million from the six-month period ended November 25, 2007, to $5,097 million. Higher volume drove $73 million of this increase. Higher input costs and changes in mix increased cost of sales by $394 million. In the six-month period ended November 23, 2008, we recorded a $361 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 6 to our Consolidated Financial Statements included in this Form 10-Q, compared to a net decrease of $17 million in the same period of fiscal 2008. In the second quarter of fiscal 2008, we recorded $17 million of accelerated depreciation on long-lived assets associated with our previously announced restructuring action at our plant in Trenton, Ontario, and we incurred $19 million of costs, including product write-offs, logistics, and other costs, related to the voluntary Totino’s and Jeno’s frozen pizza recall.
SG&A expenses were up $176 million in the six-month period ended November 23, 2008, versus the same period in fiscal 2008. SG&A expenses as a percent of net sales in fiscal 2009 remained flat compared to fiscal 2008. The increase in SG&A expenses was primarily driven by a 19 percent increase in consumer marketing expense and higher employee compensation costs.
During the six month period ended November 23, 2008, we recorded a divestiture gain of $129 million related to the sale of our Pop•Secret product line for $192 million in cash.
Restructuring, impairment, and other exit costs were comprised of the following:

	Six-Month
	Period Ended
	Nov. 23,	Nov. 25,
In Millions	2008	2007

Closure of Trenton, Ontario frozen dough plant	$3.5	$8.5
Restructuring of production scheduling and discontinuation of cake product line at Chanhassen, Minnesota plant	1.3	3.0
Closure of Poplar, Wisconsin plant	0.3	2.7
Closure of Allentown, Pennsylvania frozen waffle plant	—	10.1
Gain on sale of previously closed Vallejo, California plant	—	(7.1)
Charges associated with restructuring actions previously announced	0.1	0.1

Total	$5.2	$17.3

We did not undertake any new restructuring actions in the six-month period ended November 23, 2008. We incurred $5 million of incremental plant closure expenses related to previously announced restructuring activities in the six-month period ended November 23, 2008. We expect to make limited use of our Trenton, Ontario facility during fiscal 2009, while we evaluate sublease or lease termination options. The charges we expect to incur in fiscal 2009 with respect to previously announced restructuring actions total $18 million.

Net interest expense for the six-month period ended November 23, 2008, totaled $187 million, a $42 million decrease from the same six-month period last year. Average interest bearing instruments decreased $854 million leading to a $26 million decrease in net interest, while average net interest rates decreased 50 basis points generating a $16 million decrease in net interest. Average debt balances decreased as a result of the timing of share repurchases.
The effective tax rate for the six-month period ended November 23, 2008, was 34.1 percent compared to 35.0 percent for the same period of fiscal 2008. The 0.9 percentage point decrease in the effective rate was primarily due to a 1.1 percent reduction related to tax credits.
After-tax earnings from joint ventures increased $14 million from the six-month period ended November 25, 2007, to $64 million. Net sales for CPW increased 12 percent driven by higher volume, continued core brand investment and net price realization across all regions. Net sales for our Häagen-Dazs joint ventures in Asia increased 2 percent.
Average diluted shares outstanding increased by 5 million in the six-month period ended November 23, 2008, from the same period a year ago due primarily to the issuance of 14 million shares of common stock in the second quarter of fiscal 2008 to settle the forward contract with Lehman Brothers, the issuance of common stock upon stock option exercises, the issuance of annual stock awards, the vesting of restricted stock units, and shares issued to acquire Humm Foods, partially offset by repurchases of 22 million shares of our common stock since the end of the second quarter of fiscal 2008.
SEGMENT OPERATING RESULTS
U.S. Retail Segment Results
Net sales for our U.S. Retail operations grew 10 percent in the second quarter of fiscal 2009 to $2,785 million. Volume on a tonnage basis contributed 5 points of growth, and net price realization and product mix added 5 points of growth.
Net sales for our U.S. Retail operations were up 11 percent in the six-month period ended November 23, 2008, to $5,075 million. Net price realization and product mix drove 6 points of growth. Volume on a tonnage basis contributed 5 points of growth.
U.S. Retail Net Sales Percentage Change by Division

		Six-Month
	Quarter Ended	Period Ended
	Nov. 23,	Nov. 23,
	2008	2008

Big G	8%	9%
Meals	10	10
Pillsbury	12	9
Yoplait	14	16
Snacks	Flat	7
Baking Products	16	19
Small Planet Foods	26	38

Total	10%	11%

During the second quarter of fiscal 2009, net sales for Big G cereals grew 8 percent including gains by Multi-Grain Cheerios, Honey Nut Cheerios, Cinnamon Toast Crunch and the Fiber One product line. The Meals division recorded a 10 percent net sales increase, led by Progresso ready-to-serve soups, Green Giant products and dry dinners. Pillsbury net sales grew 12 percent led by Totino’s pizza and pizza rolls and key Pillsbury refrigerated dough products. Net sales for Yoplait grew 14 percent, led by contributions from Yoplait Light, Yo-Plus, and Fiber One. Snacks net sales were flat mainly due to the absence of Pop•Secret sales in the period this year. Net sales for Baking Products rose 16 percent, reflecting gains by Betty Crocker dessert mixes and Gold Medal flour. Net sales for Small Planet Foods rose 26 percent including contributions from the Lärabar product line acquired in the first quarter of fiscal 2009.

Operating profits for the second quarter of fiscal 2009 increased 9 percent to $638 million from $584 million in the same period a year ago. Favorable net price realization contributed $151 million, and volume growth drove $51 million of the operating profit increase. This was partially offset by higher input costs of $70 million and higher consumer marketing expenses. In addition, the voluntary frozen pizza recall reduced operating profits by $20 million in fiscal 2008.
Operating profits for the six-month period ended November 23, 2008, improved 10 percent to $1,165 million from $1,057 million in the same period a year ago. Favorable net price realization contributed $285 million and volume growth drove $104 million of the operating profit increase. This was partially offset by higher input costs of $175 million and increased consumer marketing expenses. In addition, the voluntary frozen pizza recall reduced operating profits by $20 million in fiscal 2008.
International Segment Results
Net sales for our International segment were up 2 percent in the second quarter of fiscal 2009 to $676 million. This growth was driven by 13 points of net price realization and mix, offset by 3 points of volume decline and 8 points of unfavorable foreign currency exchange.
Net sales were up 8 percent in the six-month period ended November 23, 2008, to $1,366 million. This growth was driven by 11 points of net price realization and mix, offset by 2 points of volume decline and 1 point of unfavorable foreign currency exchange.
International Net Sales Percentage Change by Geographic Region

		Six-Month
	Quarter Ended	Period Ended
	Nov. 23,	Nov. 23,
	2008	2008

Europe	-4%	5%
Canada	-12	-3
Asia/Pacific	18	22
Latin America	13	13

Total	2%	8%

For the second quarter of fiscal 2009, net sales in Europe declined by 4 percent driven by unfavorable foreign currency exchange. Europe had growth in the United Kingdom offset by weakness in Spain and France. Net sales in Canada declined 12 percent due to unfavorable foreign currency exchange offset somewhat by growth from both cereal and refrigerated baked goods products. Net sales in the Asia/Pacific region grew by 18 percent led by growth in several markets. China grew its sales of Häagen-Dazs and Wanchai Ferry brands, and Australia experienced growth with Old El Paso and Betty Crocker. Latin America net sales increased 13 percent primarily due to net price realization.
Operating profits for the second quarter of fiscal 2009 decreased 5 percent to $80 million versus a year ago, driven by unfavorable foreign currency exchange.
Operating profits for the six-month period ended November 25, 2008, increased 2 percent to $158 million from $155 million in the same period a year ago. Unfavorable foreign currency exchange was more than offset by net price realization.
Bakeries and Foodservice Segment Results
Net sales for our Bakeries and Foodservice segment increased 6 percent to $550 million in the second quarter of fiscal 2009. Net price realization and mix across all customer segments drove 12 points of net sales growth. This was partially offset by a 6 point decline in volume.
Net sales for our Bakeries and Foodservice segment increased 11 percent to $1,066 million in the six-month period ended November 23, 2008. The increase in net sales was driven mainly by 16 points of benefit from net price realization and mix. This was partially offset by a 5 point decline in volume, mainly in the bakery channel and the restaurants customer channel.

Bakeries and Foodservice Net Sales Percentage Change by Customer Segment

		Six-Month
	Quarter Ended	Period Ended
	Nov. 23,	Nov. 23,
	2008	2008

Distributors and restaurants	4%	4%
Bakery channels	10	19
Convenience stores and vending	4	9

Total	6%	11%

Operating profits for the segment for the second quarter of fiscal 2009 were $64 million, up from $48 million in the second quarter of fiscal 2008. The increase was driven by net price realization and product mix partially offset by lower volume and higher input costs.
For the six-month period ended November 23, 2008, operating profits for the segment were $91 million, up from $82 million in the same period a year ago. The increase for the six-month period reflects the net price realization partially offset by lower volume and higher input costs.
Unallocated Corporate Items
For the second quarter of fiscal 2009, unallocated corporate expenses were $292 million compared to $26 million in fiscal 2008. In the second quarter of fiscal 2009, we recorded a $269 million net increase related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 6 to our Consolidated Financial Statements included in this Form 10-Q, compared to a net decrease of $18 million in the second quarter of fiscal 2008.
For the six-month period ended November 23, 2008, unallocated corporate expenses were $451 million compared to $80 million for the same period last year. The increase in expense is primarily due to a $361 million net increase related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 6 to our Consolidated Financial Statements included in this Form 10-Q, compared to a net decrease of $17 million in the same period a year ago.
LIQUIDITY
During the six-month period ended November 23, 2008, our operations generated $364 million of cash compared to $444 million in the same period last year primarily reflecting the effect of mark-to-market valuation of commodities and the reduced use of working capital.
Working capital used $204 million less cash during the six-month period ended November 23, 2008, than the same period in fiscal 2008. Inventories used $88 million less cash year over year. The inventory build for our cereal package resizing in fiscal 2008 and decreases in grain prices and grain inventory levels in fiscal 2009 drove this decrease. Other current liabilities were a $169 million increased source of cash, driven primarily by changes in derivative payables from mark-to-market adjustments and higher consumer marketing liabilities. Also, net earnings for fiscal 2009 included a $129 million pre-tax gain on the sale of our Pop•Secret product line.
Investing activities used $59 million of cash during the six-month period ended November 23, 2008, a decrease of $110 million from the $169 million use of cash during the same period last year, primarily due to proceeds from the sale of our Pop•Secret product line for $192 million. Capital expenditures in fiscal 2009 were $55 million higher than the same period last year, primarily due to the settlement of prior year capital expenditure accruals. In addition, during the first quarter of fiscal 2008 we sold our Vallejo, California plant and received proceeds of $11 million.
Financing activities used $204 million of cash in the six-month period ended November 23, 2008. Proceeds from the issuance of commercial paper of $509 million and long-term debt of $700 million were primarily used to repurchase 19 million shares of common stock for an aggregate purchase price of $1,227 million, of which $21 million settled after the end of our second quarter.

On December 8, 2008, our Board of Directors approved a quarterly dividend of 43 cents per share, payable on February 2, 2009, to shareholders of record on January 12, 2009. During the six-month period ended November 23, 2008, we paid $294 million in dividends compared to $259 million in the same period last year. In addition, in fiscal 2008, the Board of Directors approved the retirement of 125 million shares of common stock in treasury effective December 10, 2007. This action reduced common stock by $12 million, reduced additional paid-in capital by $5,068 million, and reduced common stock in treasury by $5,081 million on our Consolidated Balance Sheets as of that date.
CAPITAL RESOURCES
Our capital structure was as follows:

	Nov. 23,	May 25,
In Millions	2008	2008

Notes payable	$2,698.9	$2,208.8
Current portion of long-term debt	113.6	442.0
Long-term debt	5,105.5	4,348.7

Total debt	7,918.0	6,999.5
Minority interests	242.3	242.3
Stockholders’ equity	5,295.2	6,215.8

Total capital	$13,455.5	$13,457.6

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada, and Europe. Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.9 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. The credit facilities contain several covenants with which we are in compliance, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 to 1.0. As of November 23, 2008, we did not have any outstanding borrowings under these credit facilities. Lehman Brothers has filed for bankruptcy protection. Two subsidiaries of Lehman Brothers have an aggregate commitment of $162 million under our credit facilities. We expect that our ability to borrow under the credit facilities is reduced by this committed amount, but do not anticipate that this reduction will have a current or future impact on our liquidity.
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
Certain of our long-term debt agreements and our minority interests contain restrictive covenants. As of November 23, 2008, we were in compliance with all of these covenants.
We have $114 million of long-term debt maturing in the next 12 months that is classified as current, including $9 million that may mature based on the put rights of the note holders. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities. The shelf registration statement will expire in December 2011.
See Item 1A in Part II of this Form 10-Q for a discussion of risk factors relating to the current credit crisis.

OFF BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the first six months of fiscal 2009.
SIGNIFICANT ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. The accounting policies used in preparing our interim fiscal 2009 Consolidated Financial Statements are the same as those described in our Form 10-K, except as discussed in Notes 16 and 18 to our Consolidated Financial Statements included in this Form 10-Q.
Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of November 23, 2008, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. Upon adoption, a company is required to retrospectively adjust its EPS data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. We are currently evaluating the impact of FSP EITF 03-6-1 on our results of operations and financial condition.
In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (EITF 08-3). This issue addresses the accounting for nonrefundable maintenance deposits paid by the lessee to the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We expect EITF 08-3 to have an immaterial impact on our results of operations and financial condition.
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash or other assets. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. Upon adoption, a company is required to apply this accounting retrospectively. We expect FSP APB 14-1 to have an immaterial impact on our results of operations and financial condition.
In March 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 defines when adjustment features within contracts are considered to be equity-indexed. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We are currently evaluating the impact of EITF 07-5 on our results of operations and financial condition.
In February 2008, the FASB amended SFAS 157 by FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. As disclosed in Note 16 to the Consolidated Financial Statements included in this Form 10-Q, we adopted the required provisions of SFAS 157 effective in the first quarter of fiscal 2009. We expect to adopt the remaining provisions of SFAS 157 beginning in the first quarter of fiscal 2010. Although we believe the adoption may impact the way that we calculate fair value of goodwill, indefinite-lived intangible assets, and other long-lived assets, we do not expect it to have a material impact on our results of operations or financial condition.

In December 2007, the FASB issued EITF 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosure related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We expect EITF 07-1 to have an immaterial impact on our results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. We are currently evaluating the impact of SFAS 141R on our results of operations and financial condition.
In December 2007, the FASB issued of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment to Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards that require: the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the income statement; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010. We are currently evaluating the impact of SFAS 160 on our results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. This pronouncement was adopted effective for us as of May 27, 2007. The measurement date aspect of the pronouncement is effective for fiscal years ending after December 15, 2008, which for us is fiscal 2009. We will adopt the measurement date provision of SFAS 158 as of May 31, 2009 and expect it to have an immaterial impact on our results of operations and financial condition.
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
GLOSSARY
Derivatives. Financial instruments such as futures, swaps, and forward contracts that we use to manage our risk arising from changes in commodity prices, interest rates, foreign exchange rates, and equity prices.
Fixed Charge Coverage Ratio. The number of times the interest on debt and rent expenses can be covered by earnings for a given period of time.

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
Our future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, tax rates, or the availability of capital; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in laws and regulations, including labeling and advertising regulations;

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
You should also consider the risk factors that we identify on pages 6 through 11 of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008, and in Part II, Item 1A of this Form 10-Q, which could also affect our future results.
We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of November 23, 2008, was $30 million and $8 million, respectively. The $11 million increase in interest rate value-at-risk during the 6 months ended November 23, 2008, was due to fixed rate bonds issued during the first quarter of fiscal 2009 and increased market volatility. The $2 million increase in commodity value-at-risk during the second quarter of fiscal 2009 was due to higher volatility in commodity markets, partially offset by a decrease in commodity hedging transactions. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

Item 4.	Controls and Procedures.
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 23, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended November 23, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.	Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008, except as follows:
The current credit crisis could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
During the second quarter of fiscal 2009, global capital and credit markets, including commercial paper markets, experienced increased volatility and disruption, making it more difficult for companies to access those markets. Despite this volatility and disruption, we continued to have access to commercial paper, but at higher interest rates and for shorter durations than in prior periods. Although we believe that our operating cash flow, financial assets, access to capital and credit markets, and revolving-credit agreements will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or significantly increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended November 23, 2008.

	Total
	Number	Average	Total Number of	Maximum Number of
	of Shares	Price	Shares Purchased as	Shares that may yet
	Purchased	Paid Per	Part of a Publicly	be Purchased Under
Period	(a)	Share	Announced Program (b)	the Program (b)

August 25, 2008- September 28, 2008	3,106,080	$67.81	3,106,080	31,484,633

September 29, 2008- October 26, 2008	3,513,505	$66.69	3,513,505	27,971,128

October 27, 2008- November 23, 2008	3,996,420	$65.82	3,996,420	23,974,708

Total	10,616,005	$66.69	10,616,005	23,974,708

(a)	The total number of shares purchased includes: (i) 244,615 shares purchased from the ESOP fund of our 401(k) savings plan; and (ii) 10,371,390 shares purchased on the open market. These amounts include 302,682 shares acquired at an average price of $70.80 for which settlement occurred after November 23, 2008.

(b)	On December 11, 2006, our Board of Directors approved and we announced an authorization for the repurchase of up to 75,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 4.	Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Stockholders was held on September 22, 2008.

(b)	All 13 directors nominated were elected at the Annual Meeting.

(c)	For the election of directors, the results were as follows:

Bradbury H. Anderson	For	281,706,971
	Against	6,285,735
	Abstain	2,775,463

Paul Danos	For	286,551,676
	Against	1,407,935
	Abstain	2,808,558

William T. Esrey	For	283,273,044
	Against	4,548,994
	Abstain	2,946,131

Raymond V. Gilmartin	For	283,852,713
	Against	4,003,137
	Abstain	2,912,319

Judith Richards Hope	For	283,679,599
	Against	4,175,247
	Abstain	2,913,323

Heidi G. Miller	For	286,489,421
	Against	1,541,267
	Abstain	2,737,481

Hilda Ochoa-Brillembourg	For	285,953,439
	Against	1,904,091
	Abstain	2,910,639

Steve Odland	For	286,614,874
	Against	1,363,241
	Abstain	2,790,054

Kendall J. Powell	For	283,707,582
	Against	4,228,501
	Abstain	2,832,086

Lois E. Quam	For	286,186,736
	Against	1,574,287
	Abstain	3,007,146

Michael D. Rose	For	276,270,104
	Against	11,632,954
	Abstain	2,865,111

Robert L. Ryan	For	286,544,217
	Against	1,472,324
	Abstain	2,751,628

Dorothy A. Terrell	For	283,974,940
	Against	3,890,945
	Abstain	2,902,284
The appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2009 was ratified:

For:	283,069,116
Against:	4,879,212
Abstain:	2,819,841

Item 6.	Exhibits.

	Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC. (Registrant)
Date December 17, 2008	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date December 17, 2008	/s/ Richard O. Lund
Richard O. Lund
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002