Form 10-Q
period 2009-02-22
GENERAL MILLS INC
filed 2009-03-18
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 22, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____
Commission file number: 001-01185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0274440 (I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, MN (Mail: P.O. Box 1113) (Address of principal executive offices)	55426 (Mail: 55440) (Zip Code)
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
Yes ☐ No ☒
Number of shares of Common Stock outstanding as of March 12, 2009: 328,978,674 (excluding 48,327,990 shares held in the treasury).

General Mills, Inc.

PART I – Financial Information		Page

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and nine-month periods ended February 22, 2009, and February 24, 2008	3
	Consolidated Balance Sheets as of February 22, 2009, and May 25, 2008	4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the nine-month period ended February 22, 2009, and the fiscal year ended May 25, 2008	5
	Consolidated Statements of Cash Flows for the nine-month periods ended February 22, 2009, and February 24, 2008	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	35

Signatures		36
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 22,	Feb. 24,	Feb. 22,	Feb. 24,
	2009	2008	2009	2008

Net sales	$3,537.4	$3,405.6	$11,045.6	$10,181.0

Cost of sales	2,259.9	2,051.4	7,356.7	6,339.4

Selling, general, and administrative expenses	671.0	653.8	2,119.8	1,926.7

Divestiture (gain)	—	—	(128.8)	—

Restructuring, impairment, and other exit costs	1.2	5.0	6.4	22.3

Operating profit	605.3	695.4	1,691.5	1,892.6

Interest, net	100.4	102.6	287.6	331.8

Earnings before income taxes and after-tax earnings from joint ventures	504.9	592.8	1,403.9	1,560.8

Income taxes	231.7	192.4	538.0	531.0

After-tax earnings from joint ventures	15.7	29.7	79.7	79.7

Net earnings	$288.9	$430.1	$945.6	$1,109.5

Earnings per share - basic	$0.88	$1.28	$2.84	$3.32

Earnings per share - diluted	$0.85	$1.23	$2.73	$3.19

Dividends per share	$0.43	$0.39	$1.29	$1.17

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Par Value)

	Feb. 22,	May 25,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$937.3	$661.0
Receivables	1,136.0	1,081.6
Inventories	1,360.6	1,366.8
Deferred income taxes	35.1	—
Prepaid expenses and other current assets	419.9	510.6

Total current assets	3,888.9	3,620.0

Land, buildings, and equipment	2,973.6	3,108.1
Goodwill	6,607.5	6,786.1
Other intangible assets	3,680.4	3,777.2
Other assets	1,928.3	1,750.2

Total assets	$19,078.7	$19,041.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$716.1	$937.3
Current portion of long-term debt	518.3	442.0
Notes payable	1,413.8	2,208.8
Deferred income taxes	—	28.4
Other current liabilities	1,379.9	1,239.8

Total current liabilities	4,028.1	4,856.3

Long-term debt	5,755.4	4,348.7
Deferred income taxes	1,420.4	1,454.6
Other liabilities	2,095.4	1,923.9

Total liabilities	13,299.3	12,583.5

Minority interests	242.3	242.3

Stockholders’ equity:

Common stock, 377.3 shares issued, $0.10 par value	37.7	37.7
Additional paid-in capital	1,230.1	1,149.1
Retained earnings	7,018.5	6,510.7
Common stock in treasury, at cost, shares of 48.6 and 39.8	(2,436.3)	(1,658.4)
Accumulated other comprehensive income (loss)	(312.9)	176.7

Total stockholders’ equity	5,537.1	6,215.8

Total liabilities and equity	$19,078.7	$19,041.6

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In Millions, Except per Share Data)

	$0.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury			Accumulated
			Additional				Other
		Par	Paid-In			Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total

Balance as of May 27, 2007	502.3	$50.2	$5,841.3	(161.7)	($6,198.0)	$5,745.3	($119.7)	$5,319.1
Comprehensive income:
Net earnings						1,294.7		1,294.7
Other comprehensive income, net of tax:
Net change on hedge derivatives and securities							(1.8)	(1.8)
Foreign currency translation							246.3	246.3
Amortization of losses and prior service costs							12.5	12.5
Minimum pension liability adjustment							39.4	39.4

Other comprehensive income							296.4	296.4
Total comprehensive income								1,591.1

Cash dividends declared ($1.57 per share)						(529.7)		(529.7)
Stock compensation plans (includes income tax benefits of $55.7)			121.0	6.5	261.6			382.6
Shares purchased				(23.9)	(1,384.6)			(1,384.6)
Retirement of treasury shares	(125.0)	(12.5)	(5,068.3)	125.0	5,080.8			—
Shares issued under forward purchase contract			168.2	14.3	581.8			750.0
Unearned compensation related to restricted stock awards			(104.1)					(104.1)
Adoption of FIN 48			57.8			8.4		66.2
Capital appreciation paid to holders of Series B-1 limited membership interests in General Mills Cereals, LLC (GMC)						(8.0)		(8.0)
Earned compensation			133.2					133.2

Balance as of May 25, 2008	377.3	37.7	1,149.1	(39.8)	(1,658.4)	6,510.7	176.7	6,215.8
Comprehensive income:
Net earnings						945.6		945.6
Other comprehensive loss, net of tax:
Net change on hedge derivatives and securities							31.5	31.5
Foreign currency translation							(531.2)	(531.2)
Amortization of losses and prior service costs							10.1	10.1

Other comprehensive loss							(489.6)	(489.6)
Total comprehensive income								456.0

Cash dividends declared ($1.29 per share)						(437.8)		(437.8)
Stock compensation plans (includes income tax benefits of $91.0)			40.6	9.2	416.0			456.6
Shares purchased				(18.9)	(1,232.5)			(1,232.5)
Shares issued for acquisition			16.4	0.9	38.6			55.0
Unearned compensation related to restricted stock awards			(74.5)					(74.5)
Earned compensation			98.5					98.5

Balance as of Feb. 22, 2009	377.3	$37.7	$1,230.1	(48.6)	($2,436.3)	$7,018.5	($312.9)	$5,537.1

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Nine-Month Period Ended
	Feb. 22,	Feb. 24,
	2009	2008
Cash Flows - Operating Activities
Net earnings	$945.6	$1,109.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	333.6	348.7
After-tax earnings from joint ventures	(79.7)	(79.7)
Stock-based compensation	98.5	109.6
Deferred income taxes	(19.6)	(28.0)
Tax benefit on exercised options	(91.0)	(28.3)
Distributions of earnings from joint ventures	29.9	50.1
Pension, other postretirement, and postemployment benefit costs	(45.2)	(20.7)
Divestiture (gain)	(128.8)	—
Gain on insurance settlement	(41.3)	—
Restructuring, impairment, and other exit costs	(1.6)	7.8
Changes in current assets and liabilities	139.8	(536.8)
Other, net	(10.3)	(18.3)

Net cash provided by operating activities	1,129.9	913.9

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(351.1)	(299.2)
Acquisitions	—	1.4
Investments in affiliates, net	(6.8)	5.3
Proceeds from disposal of land, buildings, and equipment	2.0	11.7
Proceeds from divestiture of product line	192.5	—
Proceeds from insurance settlement	41.3	—
Other, net	(34.2)	(13.2)

Net cash used by investing activities	(156.3)	(294.0)

Cash Flows - Financing Activities
Change in notes payable	(775.7)	1,171.4
Issuance of long-term debt	1,850.0	700.0
Payment of long-term debt	(358.1)	(480.0)
Settlement of Lehman Brothers forward purchase contract	—	750.0
Repurchase of Series B-1 limited membership interests in GMC	—	(843.0)
Repurchase of General Mills Capital, Inc. preferred stock	—	(150.0)
Proceeds from sale of Class A limited membership interests in GMC	—	92.3
Proceeds from common stock issued on exercised options	286.6	111.5
Tax benefit on exercised options	91.0	28.3
Purchases of common stock for treasury	(1,232.4)	(1,428.6)
Dividends paid	(437.8)	(395.0)
Other, net	(9.5)	(3.8)

Net cash used by financing activities	(585.9)	(446.9)

Effect of exchange rate changes on cash and cash equivalents	(111.4)	30.3

Increase in cash and cash equivalents	276.3	203.3
Cash and cash equivalents - beginning of year	661.0	417.1

Cash and cash equivalents - end of period	$937.3	$620.4

Cash Flow from Changes in Current Assets and Liabilities
Receivables	$(130.4)	$(165.3)
Inventories	(61.5)	(442.9)
Prepaid expenses and other current assets	72.1	(48.7)
Accounts payable	(137.6)	6.7
Other current liabilities	397.2	113.4

Changes in current assets and liabilities	$139.8	$(536.8)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Background
The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarterly and nine-month periods ended February 22, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009. Fiscal 2009 consists of 53 weeks compared to 52 weeks in fiscal 2008. The additional week will be included in the fourth quarter of the year.
These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K, except as discussed in Notes 6 and 18 to these Consolidated Financial Statements.
(2) Acquisitions and Divestitures
Subsequent to the end of the third quarter, we entered into an agreement to sell a portion of the assets of the frozen unbaked bread dough product line for our Bakeries and Foodservice segment. Certain assets being sold are shared with a frozen dinner roll product line for our U.S. Retail segment. Coincident with the sale, we will exit this product line. We expect the transaction to close during the fourth quarter of fiscal 2009. We expect to record a loss on this transaction of approximately $32 million after-tax in the fourth quarter of fiscal 2009. We will present this transaction as a divestiture in our Consolidated Statements of Earnings.
During the second quarter of fiscal 2009, we sold our Pop•Secret microwave popcorn product line for $192.5 million in cash. The transaction was completed on September 15, 2008, and we recorded a pre-tax gain of $128.8 million. We received cash proceeds of $158.9 million after repayment of a lease obligation and transaction costs.
During the first quarter of fiscal 2009, we acquired Humm Foods, Inc. (Humm Foods), the maker of Lärabar fruit and nut energy bars. We issued 0.9 million shares of our common stock with a value of $55.0 million to the shareholders of Humm Foods as consideration for the acquisition. We recorded the purchase price less tangible and intangible net assets acquired as goodwill of $42.8 million. The pro forma effect of this acquisition was not material.
During the third quarter of fiscal 2008, the 8th Continent soymilk business was sold. Our 50 percent share of the after-tax gain on this sale was $2.2 million. In the third quarter of fiscal 2008, we recognized $1.7 million of this gain in after-tax earnings from joint ventures. We will record an additional after-tax gain of up to $0.5 million in the first quarter of fiscal 2010 if certain conditions are satisfied.
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

(3) Restructuring, Impairment, and Other Exit Costs
Restructuring, impairment, and other exit costs were as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 22,	Feb. 24,	Feb. 22,	Feb. 24,
In Millions	2009	2008	2009	2008

Closure of Trenton, Ontario frozen dough plant	$0.9	$1.3	$4.4	$9.8
Restructuring of production scheduling and discontinuation of cake product line at Chanhassen, Minnesota plant	—	—	1.3	3.0
Closure of Poplar, Wisconsin plant	0.4	—	0.7	2.7
Closure of Allentown, Pennsylvania frozen waffle plant	—	0.7	—	10.8
Gain on sale of previously closed Vallejo, California plant	—	—	—	(7.1)
Charges associated with restructuring actions previously announced	(0.1)	3.0	—	3.1

Total	$1.2	$5.0	$6.4	$22.3

During the nine-month period ended February 22, 2009, we did not undertake any new restructuring actions. We incurred incremental plant closure expenses related to previously announced restructuring activities of $1.2 million in the third quarter of fiscal 2009 and $6.4 million in the nine-month period ended February 22, 2009.
During the nine-month period ended February 24, 2008, we approved a plan to transfer Old El Paso production from our Poplar, Wisconsin facility to other plants and close the Poplar facility. This action to improve capacity utilization and reduce costs affected 113 employees at the Poplar facility, and resulted in a charge of $2.7 million consisting entirely of employee severance. This project was completed in the third quarter of fiscal 2009. Due to declining financial results, we decided to exit our frozen waffle product line (retail and foodservice) and to close our frozen waffle plant in Allentown, Pennsylvania, affecting 111 employees. We recorded a charge of $10.8 million related to this closure, consisting of $3.9 million of employee severance, a $6.2 million non-cash impairment charge against long-lived assets at the plant, and $0.7 million of incremental plant closure expenses. We also completed an analysis of the viability of our Bakeries and Foodservice frozen dough facility in Trenton, Ontario, and closed the facility, affecting 470 employees. We recorded a $9.8 million charge for employee severance expenses and curtailment charges associated with a defined benefit pension plan. We expect to make limited use of the plant during fiscal 2009 while we evaluate sublease or lease termination options. These actions, including the anticipated timing of the disposition of the plants we closed, are expected to be completed by May 31, 2009. We also restructured our production scheduling and discontinued our cake product line at our Chanhassen, Minnesota Bakeries and Foodservice plant. These actions affected 125 employees, and we recorded a charge for employee severance of $3.0 million. This action was completed in fiscal 2009. Finally, we recorded additional charges of $3.1 million primarily related to previously announced Bakeries and Foodservice segment restructuring actions. This amount consisted entirely of employee severance for 38 employees. This action was completed in fiscal 2008.
During the nine-month period ended February 24, 2008, we sold our previously closed Vallejo, California plant and received $10.6 million in proceeds.
The charges we expect to incur with respect to previously announced restructuring actions are $17 million in fiscal 2009 and $1 million in fiscal 2010.

(4) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during fiscal 2009 were as follows:

			Bakeries and	Joint
In Millions	U.S. Retail	International	Foodservice	Ventures	Total

Balance as of May 25, 2008	$5,107.0	$146.4	$955.7	$577.0	$6,786.1
Acquisition of Humm Foods	42.8	—	—	—	42.8
Divestiture of Pop•Secret product line	(17.8)	(0.1)	(0.7)	—	(18.6)
Deferred tax adjustment related to Pop•Secret divestiture	(44.2)	(4.2)	(12.2)	—	(60.6)
Other activity, primarily foreign currency translation	—	(34.9)	—	(107.3)	(142.2)

Balance as of Feb. 22, 2009	$5,087.8	$107.2	$942.8	$469.7	$6,607.5

Future adjustments to goodwill may occur upon the final resolution of certain income tax accounting matters.
The changes in the carrying amount of other intangible assets, primarily brand intangibles, during fiscal 2009 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total

Balance as of May 25, 2008	$3,175.2	$518.8	$83.2	$3,777.2
Acquisition of Humm Foods	19.4	—	—	19.4
Other activity, primarily foreign currency translation	—	(102.8)	(13.4)	(116.2)

Balance as of Feb. 22, 2009	$3,194.6	$416.0	$69.8	$3,680.4

(5) Inventories
The components of inventories were as follows:

	Feb. 22,	May 25,
In Millions	2009	2008

Raw materials and packaging	$284.3	$265.0
Finished goods	1,125.6	1,012.4
Grain	116.2	215.2
Excess of FIFO or weighted-average cost over LIFO cost	(165.5)	(125.8)

Total	$1,360.6	$1,366.8

(6) Fair Values, Derivatives, and Grain Inventories
As a part of our ongoing operations, we are exposed to market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. To manage these risks, we may enter into various derivative transactions (e.g., futures, options, and swaps) pursuant to our established policies.
Commodity Price Risk. Many commodities we use in the production and distribution of our products are exposed to market price risks. We use derivatives to hedge price risk for our principal raw materials and energy input costs including grains (wheat, oats, and corn), oils (principally soybean), non-fat dry milk, natural gas, and diesel fuel. We also operate a grain merchandising operation, primarily for wheat and oats. This operation uses futures and options to hedge its net inventory position to minimize market exposure. We manage our exposures through a combination of purchase orders, long-term contracts with suppliers, exchange-traded futures and options, and over-the-counter options and swaps. We offset our exposures based on current and projected market conditions, and generally seek to acquire the inputs at as close to our planned cost as possible.

Due to the rising compliance costs and the complexity associated with the application of hedge accounting, we elected to discontinue the use of hedge accounting for all commodity derivative positions entered into after the beginning of fiscal 2008. Accordingly, the changes in the values of these derivatives are recorded in cost of sales in our Consolidated Statements of Earnings currently.
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
Pursuant to this policy, unallocated corporate items for the quarterly and nine-month periods ended February 22, 2009, and February 24, 2008, included:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 22,	Feb. 24,	Feb. 22,	Feb. 24,
Change in Unallocated Corporate Income (Expense), in Millions	2009	2008	2009	2008

Net gain (loss) on mark-to-market valuation of commodity positions	$(28.4)	$103.8	$(300.4)	$145.9
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	81.9	(16.6)	47.2	(46.6)
Net mark-to-market revaluation of certain grain inventories	17.7	64.0	(36.2)	68.8

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$71.2	$151.2	$(289.4)	$168.1

As of February 22, 2009, the net notional value of commodity derivatives was $150.0 million, of which $104.0 million relates to agricultural inputs and $46.0 million relates to energy inputs. These hedges are related to inputs that generally will be utilized within the next 12 months.
Interest Rate Risk. We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include U.S. Treasury rates, London Interbank Offered Rates (LIBOR), and commercial paper rates in the United States and Europe. We use U.S. Treasury rate lock contracts, interest rate swaps, and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed-rate versus floating-rate debt, based on current and projected market conditions. Generally, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount.
Floating Interest Rate Exposures — Except as discussed below, floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Amounts deferred to accumulated other comprehensive income (loss) are reclassified into earnings over the life of the associated debt. As of February 22, 2009, the total notional value of our pay-floating swaps was $1.9 billion.
Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities. Effective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. As of February 22, 2009, the total notional value of our pay-fixed swaps was $2.3 billion.

The swap contracts mature at various dates from 2009 to 2015 as follows:

	Fiscal Year Maturity Date
In Millions	Pay Floating	Pay Fixed

2009	$9.9	$—
2010	18.9	500.0
2011	17.6	—
2012	1,753.4	1,000.0
2013	14.6	750.0
Beyond 2013	37.6	—

Total	$1,852.0	$2,250.0

In anticipation of our acquisition of The Pillsbury Company (Pillsbury) and other financing needs, we entered into pay-fixed interest rate swap contracts during fiscal 2001 and 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. As of February 22, 2009, we still owned $1.8 billion of Pillsbury-related pay-fixed swaps that were previously neutralized with offsetting pay-floating swaps in fiscal 2002.
In advance of a planned debt financing in fiscal 2007, we entered into $700.0 million pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent. All of these forward-starting interest rate swaps were cash settled for $22.5 million coincident with our $1.0 billion 10-year fixed-rate note offering on January 24, 2007. As of February 22, 2009, $17.7 million pre-tax loss remained in accumulated other comprehensive income (loss), which will be reclassified to earnings over the term of the underlying debt.
The net amount of pre-tax gains and losses in accumulated other comprehensive income (loss) as of February 22, 2009, that is expected to be reclassified into net earnings within the next 12 months is $20.2 million of income.
Foreign Exchange Risk. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows primarily related to third-party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen and Mexican peso. We primarily use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We generally do not hedge more than 18 months forward. As of February 22, 2009, the total notional amount of our foreign currency forward contracts was $550.8 million.
Fair Value Measurements and Financial Statement Presentation. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. SFAS 157 applies to instruments accounted for under previously issued pronouncements that prescribe fair value as the relevant measure of value.
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
The fair value framework requires the categorization of assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:
Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets, liabilities, and derivative positions in the scope of SFAS 157 as of February 22, 2009, were as follows:

	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (d)	$—	$—	$—	$—	$—	$(4.7)	$—	$(4.7)
Foreign exchange contracts (b) (c)	—	34.4	—	34.4	—	(4.3)	—	(4.3)

Total	—	34.4	—	34.4	—	(9.0)	—	(9.0)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (d)	—	197.2	—	197.2	—	(268.8)	—	(268.8)
Foreign exchange contracts (b) (c)	—	—	—	—	—	(4.5)	—	(4.5)
Equity contracts (a) (e)	—	—	—	—	—	(1.6)	—	(1.6)
Commodity contracts (b) (g)	—	—	—	—	(6.3)	(67.3)	—	(73.6)

Total	—	197.2	—	197.2	(6.3)	(342.2)	—	(348.5)

Other assets and liabilities reported at fair value:
Marketable investments (f)	11.7	40.6	—	52.3	—	—	—	—
Grain contracts (g)	—	11.1	—	11.1	—	(17.5)	—	(17.5)

Total	11.7	51.7	—	63.4	—	(17.5)	—	(17.5)

Total financial assets, liabilities, and derivative positions	$11.7	$283.3	$—	$295.0	$(6.3)	$(368.7)	$—	$(375.0)

(a)	These contracts are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position.

(b)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(c)	Based on observable market transactions of spot currency rates and forward currency prices.

(d)	Based on LIBOR and swap rates.

(e)	Based on LIBOR, swap, and equity index swap rates.

(f)	Based on prices of common stock and bond matrix pricing.

(g)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
We did not significantly change our valuation techniques from prior periods.
Information related to our cash flow, net investment, and other derivatives not designated as hedging instruments for the quarterly and nine-month periods ended February 22, 2009, follows:

	Quarter Ended February 22, 2009
	Interest	Foreign
	Rate	Exchange	Equity	Commodity
In Millions	Contracts	Contracts	Contracts	Contracts	Total

Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI (a)	$1.1	$ (1.5)	$—	$—	$(0.4)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	$4.0	$ (6.8)	$—	$—	$(2.8)
Amount of gain (loss) recognized in earnings (c) (d)	$—	$ (0.2)	$—	$—	$(0.2)

Derivatives in Net Investment Hedging Relationships:
Amount of gain (loss) recognized in OCI (a)	$—	$—	$—	$—	$—

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in earnings (e)	$(0.4)	$0.3	$—	$(28.4)	$(28.5)

	Nine-Month Period Ended February 22, 2009
	Interest	Foreign
	Rate	Exchange	Equity	Commodity
In Millions	Contracts	Contracts	Contracts	Contracts	Total

Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI (a)	$(0.7)	$48.2	$—	$—	$47.5
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	$11.7	$(12.3)	$—	$—	$(0.6)
Amount of gain (loss) recognized in earnings (c) (d)	$(0.1)	$(0.2)	$—	$—	$(0.3)

Derivatives in Net Investment Hedging Relationships:
Amount of gain (loss) recognized in OCI (a)	$—	$6.0	$—	$—	$6.0

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in earnings (e)	$2.6	$(74.5)	$0.1	$(300.4)	$(372.2)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A for foreign exchange contracts.

(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate swaps and in SG&A for foreign exchange contracts.

(e)	Gain (loss) recognized in earnings is reported in interest, net for interest rate and foreign exchange contracts; in cost of sales for commodity contracts; and in SG&A for equity contracts.
Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on February 22, 2009, was $37.5 million. We have posted collateral of $26.7 million in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on February 22, 2009, we would be required to post an additional $10.8 million of collateral to the counterparties.
Counterparty Credit Risk. We enter into interest rate, foreign exchange, and certain commodity and equity derivatives, primarily with a diversified group of highly rated counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $46 million against which we hold $3 million of collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U. S. Treasury instruments and are held in a trust account which we have access to in the event the counterparty defaults.
(7) Debt
The components of notes payable were as follows:

	Feb. 22,	May 25,
In Millions	2009	2008

U.S. commercial paper	$646.3	$687.5
Euro commercial paper	645.6	1,386.3
Financial institutions	121.9	135.0

Total	$1,413.8	$2,208.8

Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. The credit facilities contain several covenants with which we are in compliance, including a requirement to maintain a fixed charge coverage ratio of at least 2.5. As of February 22, 2009, we did not have any outstanding borrowings under these credit facilities.

In January 2009, we sold $1.2 billion aggregate principal amount of our 5.65 percent notes due 2019. In August 2008, we sold $700.0 million aggregate principal amount of our 5.25 percent notes due 2013. The proceeds of these notes were used to repay a portion of our outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time for a specified make-whole amount. These notes are senior unsecured, unsubordinated obligations and contain a change of control provision, as defined in the instruments governing the notes.
Certain of our long-term debt agreements contain restrictive covenants. As of February 22, 2009, we were in compliance with all of these covenants.
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
We and the third party holder of all of GMC’s outstanding Class A limited membership interests (Class A Interests) agreed to reset, effective on June 28, 2007, the preferred rate of return applicable to the Class A Interests to the sum of 3 month LIBOR plus 65 basis points. On June 28, 2007, we also sold $92.3 million of additional Class A Interests to the same third party. There was no gain or loss associated with these transactions. As of February 22, 2009, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $242.3 million, and the capital account balance of the Class A Interests, upon which preferred distributions are calculated, was $248.1 million.
On June 28, 2007, we repurchased for $150.0 million all of the outstanding Series A preferred stock of our subsidiary General Mills Capital, Inc. using proceeds from the sale of the Class A Interests and commercial paper. There was no gain or loss associated with this repurchase.
Our minority interests contain restrictive covenants. As of February 22, 2009, we were in compliance with all of these covenants.

(9) Stockholders’ Equity
The following table provides details of total comprehensive income (loss):

	Quarter Ended			Quarter Ended
	Feb. 22, 2009			Feb. 24, 2008
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$288.9			$430.1

Other comprehensive income (loss):
Foreign currency translation adjustments	$23.0	$—	$23.0	$4.3	$—	$4.3
Other fair value changes:
Securities	2.8	(1.1)	1.7	3.2	(1.1)	2.1
Hedge derivatives	(0.4)	(0.8)	(1.2)	11.7	(3.8)	7.9
Reclassification to earnings:
Hedge derivatives	(2.8)	1.4	(1.4)	(21.5)	8.0	(13.5)
Amortization of losses and prior service costs	6.1	(2.3)	3.8	12.1	(4.2)	7.9

Other comprehensive income	$28.7	$(2.8)	$25.9	$9.8	$(1.1)	$8.7

Total comprehensive income			$314.8			$438.8

	Nine-Month Period Ended			Nine-Month Period Ended
	Feb. 22, 2009			Feb. 24, 2008
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$945.6			$1,109.5

Other comprehensive income (loss):
Foreign currency translation adjustments	$(531.2)	$—	$(531.2)	$154.6	$—	$154.6
Other fair value changes:
Securities	(2.6)	1.0	(1.6)	2.2	(0.8)	1.4
Hedge derivatives	47.5	(14.5)	33.0	50.2	(17.7)	32.5
Reclassification to earnings:
Hedge derivatives	(0.6)	0.7	0.1	(49.8)	18.1	(31.7)
Amortization of losses and prior service costs	16.3	(6.2)	10.1	35.2	(12.6)	22.6

Other comprehensive income (loss)	$(470.6)	$(19.0)	$(489.6)	$192.4	$(13.0)	$179.4

Total comprehensive income			$456.0			$1,288.9

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.
Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows:

	Feb. 22,	May 25,
In Millions	2009	2008

Foreign currency translation adjustments	$117.2	$648.4
Unrealized gain (loss) from:
Securities	3.2	4.8
Hedge derivatives	(6.1)	(39.2)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(393.0)	(400.4)
Prior service costs	(34.2)	(36.9)

Accumulated other comprehensive income (loss)	$(312.9)	$176.7

On December 10, 2007, our Board of Directors approved the retirement of 125.0 million shares of common stock in treasury effective December 10, 2007. This action reduced common stock by $12.5 million, reduced additional paid-in-capital by $5,068.3 million, and reduced common stock in treasury by $5,080.8 million on our Consolidated Balance Sheet.
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
Compensation expense related to stock-based payments recognized in selling, general, and administrative expenses in the Consolidated Statements of Earnings was as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 22,	Feb. 24,	Feb. 22,	Feb. 24,
In Millions	2009	2008	2009	2008

Compensation expense related to stock-based payments	$27.6	$23.0	$114.3	$109.6

As of February 22, 2009, unrecognized compensation expense related to non-vested stock options and restricted stock units was $217.6 million. This expense will be recognized over 26 months, on average.
Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month
	Period Ended
	Feb. 22,	Feb. 24,
In Millions	2009	2008

Net cash proceeds	$287.3	$112.2
Intrinsic value of options exercised	$221.1	$64.1

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
The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month
	Period Ended
	Feb. 22,	Feb. 24,
	2009	2008

Estimated fair values of stock options granted	$9.42	$10.56
Assumptions:
Risk-free interest rate	4.4%	5.1%
Expected term	8.5 years	8.5 years
Expected volatility	16.1%	15.6%
Dividend yield	2.7%	2.7%

Information on stock option activity follows:

			Weighted-average
		Weighted-	remaining	Aggregate
	Shares	average	contractual term	intrinsic value
	(thousands)	exercise price	(years)	(millions)

Balance as of May 25, 2008	53,021.2	$45.35
Granted	3,239.1	63.52
Exercised	(8,276.3)	39.19
Forfeited or expired	(85.8)	54.02

Outstanding as of Feb. 22, 2009	47,898.2	$47.63	4.66	$402.7

Exercisable as of Feb. 22, 2009	34,311.6	$43.88	3.22	$383.5

Information on restricted stock unit activity follows:

		Weighted-
	Units	average grant-
	(thousands)	date fair value

Non-vested as of May 25, 2008	5,150.7	$52.81
Granted	2,150.3	63.53
Vested	(1,567.0)	49.09
Forfeited	(205.6)	57.94

Non-vested as of Feb. 22, 2009	5,528.4	$57.84

The total grant-date fair value of restricted stock unit awards that vested in the nine-month period ended February 22, 2009, was $76.9 million, and restricted stock units with a grant-date fair value of $61.1 million vested in the nine-month period ended February 24, 2008.
(11) Earnings Per Share
Basic and diluted EPS were calculated using the following:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 22,	Feb. 24,	Feb. 22,	Feb. 24,
In Millions, Except per Share Data	2009	2008	2009	2008

Net earnings - as reported	$288.9	$430.1	$945.6	$1,109.5
Capital appreciation paid on Series B-1 Interests in GMC (a)	—	—	—	(8.0)

Net earnings for basic and diluted EPS calculations	$288.9	$430.1	$945.6	$1,101.5

Average number of common shares - basic EPS	329.2	337.0	332.9	331.7
Incremental share effect from:
Stock options (b)	8.5	10.1	10.2	10.6
Restricted stock, restricted stock units, and other (b)	2.5	2.6	2.8	2.7
Forward purchase contract (c)	—	—	—	0.7

Average number of common shares - diluted EPS	340.2	349.7	345.9	345.7

Earnings per share - basic	$0.88	$1.28	$2.84	$3.32
Earnings per share - diluted	$0.85	$1.23	$2.73	$3.19

(a)	See Note 8.

(b)	Incremental shares from stock options, restricted stock, and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 22,	Feb. 24,	Feb. 22,	Feb. 24,
In Millions	2009	2008	2009	2008

Anti-dilutive stock options and restricted stock units	6.6	5.7	4.9	5.1

(c)	On October 15, 2007, we settled a forward purchase contract with Lehman Brothers by issuing 14.3 million shares of common stock.
(12) Share Repurchases
During the third quarter of fiscal 2009, we repurchased 0.1 million shares of common stock for an aggregate purchase price of $5.4 million. In the nine-month period ended February 22, 2009, we repurchased 18.9 million shares of common stock for an aggregate purchase price of $1,232.5 million.
During the third quarter of fiscal 2008, we repurchased 2.8 million shares of common stock for $154.1 million. In the nine-month period ended February 24, 2008, we repurchased 23.8 million shares of common stock for an aggregate purchase price of $1,380.6 million.
(13) Interest, Net
The components of interest, including distributions to minority interest holders, were as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 22,	Feb. 24,	Feb. 22,	Feb. 24,
Expense (Income), in Millions	2009	2008	2009	2008

Interest expense	$104.6	$107.4	$302.6	$334.8
Distributions paid on preferred stock and interests of subsidiaries	1.8	3.5	6.0	19.7
Capitalized interest	(0.6)	(1.2)	(3.5)	(3.6)
Interest income	(5.4)	(7.1)	(17.5)	(19.1)

Interest, net	$100.4	$102.6	$287.6	$331.8

(14) Statements of Cash Flows
During the nine-month period ended February 22, 2009, we made cash interest payments of $223.7 million, compared to $279.2 million in the same period last year. The prior year cash interest payments has been conformed to the current year presentation. Also, in the nine-month period ended February 22, 2009, we made cash tax payments of $273.8 million, compared to $391.6 million in the same period last year. We acquired Humm Foods by issuing 0.9 million shares of our common stock to its shareholders, with a value of $55.0 million, as consideration. This acquisition is treated as a non-cash transaction in our Consolidated Statements of Cash Flows.

(15) Retirement and Postemployment Benefits
Components of net pension, other postretirement, and postemployment (income) expense were as follows:

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans

	Quarter Ended		Quarter Ended		Quarter Ended
	Feb. 22,	Feb. 24,	Feb. 22,	Feb. 24,	Feb. 22,	Feb. 24,
In Millions	2009	2008	2009	2008	2009	2008

Service cost	$19.1	$20.0	$3.5	$4.1	$1.6	$1.5
Interest cost	53.8	49.2	15.3	14.7	1.3	1.0
Expected return on plan assets	(96.4)	(90.2)	(7.5)	(7.6)	—	—
Amortization of losses (gains)	2.0	5.7	1.9	3.8	0.3	(0.1)
Amortization of prior service costs (credits)	1.8	1.9	(0.3)	(0.3)	0.5	0.6
Other adjustments	—	—	—	—	2.1	(1.8)

Net (income) expense	$(19.7)	$(13.4)	$12.9	$14.7	$5.8	$1.2

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans

	Nine-Month		Nine-Month		Nine-Month
	Period Ended		Period Ended		Period Ended
	Feb. 22,	Feb. 24,	Feb. 22,	Feb. 24,	Feb. 22,	Feb. 24,
In Millions	2009	2008	2009	2008	2009	2008

Service cost	$57.8	$60.0	$10.6	$12.3	$4.9	$3.9
Interest cost	161.7	147.4	45.9	44.1	3.7	2.8
Expected return on plan assets	(289.6)	(270.4)	(22.5)	(22.8)	—	—
Amortization of losses (gains)	6.0	17.2	5.5	11.5	0.8	(0.2)
Amortization of prior service costs (credits)	5.5	5.7	(1.0)	(1.1)	1.6	1.6
Other adjustments	—	—	—	—	6.6	4.9

Net (income) expense	$(58.6)	(40.1)	38.5	44.0	17.6	13.0

(16) Income Taxes
In the third quarter of fiscal 2008, we recorded an income tax benefit of $30.7 million as a result of a favorable U.S. District Court decision on an uncertain tax matter. On January 26, 2009, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing the U.S. District Court decision. As a result, we recorded $52.6 million (including interest) of income tax expense related to the reversal of cumulative income tax benefits from this uncertain tax matter recognized in fiscal years 1992 through 2008. We expect to make cash tax and interest payments of approximately $31.7 million to settle this matter. We are currently evaluating our options for appeal.
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
Operating profit for these segments excludes unallocated corporate items (variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, variances to planned foreign exchange transaction gains and losses in our International subsidiaries, stock compensation costs, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance, including earnings volatility arising from the mark-to-market valuation related to certain commodity positions, including the revaluation of certain grain inventories, until passed back to our operating segments in accordance with our internal hedge documentation as discussed in Note 6), divestiture gains and losses, and restructuring, impairment, and other exit costs. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.
Our operating segment results were as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 22,	Feb. 24,	Feb. 22,	Feb. 24,
In Millions	2009	2008	2009	2008

Net sales:
U.S. Retail	$2,495.8	$2,300.8	$7,571.2	$6,853.5
International	580.0	612.8	1,946.4	1,877.9
Bakeries and Foodservice	461.6	492.0	1,528.0	1,449.6

Total	$3,537.4	$3,405.6	$11,045.6	$10,181.0

Operating profit:
U.S. Retail	$489.5	$486.2	$1,654.1	$1,543.3
International	48.9	52.2	207.1	207.5
Bakeries and Foodservice	21.9	56.1	112.5	138.1

Total segment operating profit	560.3	594.5	1,973.7	1,888.9

Unallocated corporate (income) expense	(46.2)	(105.9)	404.6	(26.0)
Divestiture (gain)	—	—	(128.8)	—
Restructuring, impairment, and other exit costs	1.2	5.0	6.4	22.3

Operating profit	$605.3	$695.4	$1,691.5	$1,892.6

We recorded a $41.3 million gain in unallocated corporate items related to the settlement of an insurance claim covering the loss of our La Salteña pasta manufacturing facility in Argentina in the third quarter of fiscal 2009.

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
Also in the first quarter of fiscal 2009, we adopted EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have an alternative future use be recognized in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” The adoption of EITF 07-3 did not have any impact on our results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in a glossary on page 31 of this report.
CONSOLIDATED RESULTS OF OPERATIONS
Third Quarter Results
For the third quarter of fiscal 2009, net sales grew 4 percent to $3,537 million and total segment operating profit of $560 million was 6 percent lower than $594 million in the third quarter of fiscal 2008. (See page 31 for a discussion of this measure not defined by generally accepted accounting principles (GAAP)). Net earnings were $289 million in the quarter, down 33 percent from $430 million last year, and we reported diluted earnings per share (EPS) of $0.85, down 31 percent from $1.23 per share earned in the same period last year. Diluted EPS includes a $0.13 net benefit from the mark-to-market valuation of certain commodity positions in the third quarter of fiscal 2009 compared to a $0.27 net benefit in fiscal 2008. The third quarter of fiscal 2009 also includes an $0.08 gain from the settlement with the insurance carrier covering our La Salteña pasta manufacturing facility in Argentina. Finally, the third quarter of fiscal 2009 includes a $0.15 charge from a court ruling on an uncertain tax matter, compared to a benefit of $0.09 in the same period a year ago.
Net sales growth of 4 points for the third quarter of fiscal 2009 was the result of 8 points of growth from net price realization and mix, offset by 1 point of combined segment volume decline and 3 points of unfavorable foreign currency exchange.

Components of net sales growth

Third Quarter of Fiscal 2009 vs.			Bakeries and	Combined
Third Quarter of Fiscal 2008	U.S. Retail	International	Foodservice	Segments

Volume growth (a)	1 pts	1 pts	-12 pts	-1 pts
Net price realization and mix	7 pts	9 pts	6 pts	8 pts
Foreign currency exchange	NA	-15 pts	Flat	-3 pts

Net sales growth	8 pts	-5 pts	-6 pts	4 pts

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales increased $209 million from the third quarter of fiscal 2008 to $2,260 million. A decrease of $37 million related to lower volume was offset by an increase in input costs and changes in mix of $166 million. In the third quarter of fiscal 2009, we recorded a $71 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 6 to our Consolidated Financial Statements included in this Form 10-Q, compared to a net decrease of $151 million in the third quarter of fiscal 2008.
Selling, general, and administrative (SG&A) expenses were up $17 million in the third quarter of fiscal 2009 versus the same period in fiscal 2008. SG&A expenses as a percent of net sales in fiscal 2009 decreased 20 basis points compared with fiscal 2008. The change in SG&A expenses was primarily driven by a 6 percent increase in consumer marketing expense and higher employee compensation costs offset by a settlement with the insurance carrier covering our La Salteña pasta manufacturing facility in Argentina, which was destroyed by fire in fiscal 2008. The final settlement included a cash payment of $41 million received in the third quarter of fiscal 2009, which we recorded as a gain in unallocated corporate items. This payment will offset the future capital expenditures required to replace the manufacturing facility. We previously received $30 million of advances on the settlement, which largely offset the book value of assets destroyed in the fire and direct costs incurred. In addition, we recorded a $13 million charge to write down the value of a corporate asset.
Restructuring, impairment, and other exit costs were comprised of the following:

	Quarter Ended
	Feb. 22,	Feb. 24,
In Millions	2009	2008

Closure of Trenton, Ontario frozen dough plant	$0.9	$1.3
Closure of Poplar, Wisconsin plant	0.4	—
Closure of Allentown, Pennsylvania frozen waffle plant	—	0.7
Charges associated with restructuring actions previously announced	(0.1)	3.0

Total	$1.2	$5.0

We did not undertake any new restructuring actions during the third quarter of fiscal 2009. We incurred $1 million of incremental plant closure expenses related to previously announced restructuring activities in the third quarter of fiscal 2009. We expect to make limited use of our Trenton, Ontario facility during fiscal 2009, while we evaluate sublease or lease termination options.
During the third quarter of fiscal 2008, we recorded a charge of $5 million related to previously announced restructuring actions.
Net interest expense for the third quarter of fiscal 2009 totaled $100 million, a $2 million decrease from the same period of fiscal 2008. Average interest bearing instruments decreased $47 million, leading to a $1 million decrease in net interest, and average interest rates decreased 9 basis points, generating a $1 million decrease in net interest. Average debt balances decreased as a result of share repurchase timing.
The effective tax rate for the third quarter of fiscal 2009 was 45.9 percent compared to 32.5 percent for the third quarter of fiscal 2008. The increase in the effective tax rate is primarily due to the effect of two court rulings. In the third quarter of fiscal 2008, we recorded an income tax benefit of $31 million as a result of a favorable U.S. District Court decision on an uncertain tax matter. On January 26, 2009, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing the U.S. District Court decision. As a result, we recorded $53 million (including interest) of income tax expense related to the reversal of cumulative income tax benefits from this uncertain tax matter recognized in fiscal years 1992 through 2008. We expect to make cash tax and interest payments of approximately $32 million to settle this matter. We are currently evaluating our options for appeal. The rate was also impacted by favorable discrete international tax benefits and increased benefits from foreign tax credits. These benefits were partially offset by discrete state tax increases resulting from changes in California and Wisconsin law.
After-tax earnings from joint ventures totaled $16 million compared to $30 million in the same quarter last fiscal year. In the third quarter of fiscal 2008, Cereal Partners Worldwide (CPW) recorded a net gain on the sale of a manufacturing facility related to a previously announced restructuring action. Our after-tax share of that gain, net of associated costs, was $14 million. Also during the third quarter of fiscal 2008, CPW recorded new restructuring and impairment charges. Our after-tax share of those charges was $3 million of expense. In fiscal 2009, net sales for CPW decreased 10 percent, as one point of volume growth was more than offset by unfavorable foreign exchange. Net sales for our Häagen-Dazs joint venture in Japan increased 4 percent over the same quarter of last fiscal year with favorable foreign currency exchange and net price realization more than offsetting volume declines. During the third quarter of fiscal 2008, the 8th Continent soy milk business was sold. Our 50 percent share of the after-tax gain on the sale was $2 million.
Average diluted shares outstanding decreased by 10 million for the third quarter of fiscal 2009 from the same period a year ago due to the repurchase of 19 million shares of our common stock since the end of the third quarter of fiscal 2008, the majority of which was purchased in the first and second quarters of fiscal 2009. These purchases were partially offset by the issuance of common stock upon stock option exercises, the issuance of annual stock awards, the vesting of restricted stock units, and shares issued to acquire Humm Foods.
Nine-month Results
For the nine-month period ended February 22, 2009, net sales grew 8 percent to $11,046 million and total segment operating profit increased 4 percent to $1,974 million (see page 31 for a discussion of this measure not defined by GAAP). Net earnings were $946 million, down 15 percent from $1,110 million last year, and we reported diluted EPS of $2.73, down 14 percent from $3.19 per share earned in the same period last year. Diluted EPS includes a $0.53 net reduction related to the mark-to-market valuation of certain commodity positions in the nine-month period ended February 22, 2009, compared to a $0.30 net benefit in fiscal 2008. The nine-month period ended February 22, 2009, also includes a $0.21 gain related to the divestiture of our Pop•Secret product line, and an $0.08 gain from the settlement with the insurance carrier covering our La Salteña pasta manufacturing facility in Argentina. Finally, the nine-month period ended February 22, 2009, includes a $0.15 charge from a court ruling on an uncertain tax matter, compared to a benefit of $0.09 in the same period a year ago.
Net sales growth of 8 points during the nine-month period ended February 22, 2009, was the result of 1 point of combined segment volume growth and 8 points of growth from net price realization and mix, partially offset by 1 point of unfavorable foreign exchange.

Components of net sales growth Nine-Month Period Ended Feb. 22, 2009 vs.			Bakeries and	Combined
Nine-Month Period Ended Feb. 24, 2008	U.S. Retail	International	Foodservice	Segments

Volume growth (a)	4 pts	-1 pts	-8 pts	1 pts
Net price realization and mix	6 pts	11 pts	13 pts	8 pts
Foreign currency exchange	NA	-6 pts	Flat	-1 pts

Net sales growth	10 pts	4 pts	5 pts	8 pts

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales increased $1,017 million from the nine-month period ended February 24, 2008, to $7,357 million. Higher volume drove $46 million of this increase. Higher input costs and changes in mix increased cost of sales by $550 million. In the nine-month period ended February 22, 2009, we recorded a $289 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 6 to our Consolidated Financial Statements included in this Form 10-Q, compared to a net decrease of $168 million in the same period of fiscal 2008. In fiscal 2008, we recorded $17 million of accelerated depreciation on long-lived assets associated with our previously announced restructuring action at our plant in Trenton, Ontario. In the nine months ended February 24, 2008, we also incurred $19 million of costs related to the voluntary recall of certain Totino’s and Jeno’s frozen pizza.
SG&A expenses were up $193 million in the nine-month period ended February 22, 2009, versus the same period in fiscal 2008. SG&A expenses as a percent of net sales in fiscal 2009 increased 30 basis points compared to fiscal 2008. The increase in SG&A expenses was primarily driven by a 15 percent increase in consumer marketing expense and higher employee compensation costs. These higher costs were partially offset by a $41 million settlement we finalized during the third quarter of fiscal 2009 with the insurance carrier covering our La Salteña pasta manufacturing facility in Argentina. In addition, we recorded a $16 million charge to write down the value of a corporate asset.
During the nine-month period ended February 22, 2009, we recorded a divestiture gain of $129 million related to the sale of our Pop•Secret product line for $192 million.
Restructuring, impairment, and other exit costs were comprised of the following:

	Nine-Month
	Period Ended
	Feb. 22,	Feb. 24,
In Millions	2009	2008

Closure of Trenton, Ontario frozen dough plant	$4.4	$9.8
Restructuring of production scheduling and discontinuation of cake product line at Chanhassen, Minnesota plant	1.3	3.0
Closure of Poplar, Wisconsin plant	0.7	2.7
Closure of Allentown, Pennsylvania frozen waffle plant	—	10.8
Gain on sale of previously closed Vallejo, California plant	—	(7.1)
Charges associated with restructuring actions previously announced	—	3.1

Total	$6.4	$22.3

We did not undertake any new restructuring actions in the nine-month period ended February 22, 2009. We incurred $6 million of incremental plant closure expenses related to previously announced restructuring activities in the nine-month period ended February 22, 2009. We expect to make limited use of our Trenton, Ontario facility during fiscal 2009, while we evaluate sublease or lease termination options. The charges we expect to incur with respect to previously announced restructuring actions are $17 million in fiscal 2009, and an additional $1 million in fiscal 2010.
Net interest expense for the nine-month period ended February 22, 2009, totaled $288 million, a $44 million decrease from the same nine-month period last year. Average interest bearing instruments decreased $609 million leading to a $27 million decrease in net interest, and average interest rates decreased 33 basis points generating a $17 million decrease in net interest. Average debt balances decreased as a result of share repurchase timing.
The effective tax rate for the nine-month period ended February 22, 2009, was 38.3 percent compared to 34.0 percent for the same period of fiscal 2008. The 4.3 percentage point increase in the effective rate was primarily due to the court decisions on an uncertain tax matter as discussed previously in this MD&A. The rate was also impacted by favorable discrete international tax benefits and increased benefits from foreign tax credits.
After-tax earnings from joint ventures for the nine-month period matched prior-year levels. In fiscal 2009, net sales for CPW increased 5 percent, on 3 points of volume growth and favorable foreign exchange. In fiscal 2008, CPW recorded a gain on the sale of a manufacturing facility related to a previously announced restructuring action. Our after-tax share of that gain, net of associated costs, was $11 million. In addition, during the third quarter of fiscal 2008, CPW recorded new restructuring and impairment charges. Our after-tax share of those charges was $3 million of expense. Net sales for our Häagen-Dazs joint venture in Japan increased 5 percent over the same period last year, with favorable foreign currency exchange and net price realization more than offsetting volume declines. During the third quarter of fiscal 2008, the 8th Continent soy milk business was sold. Our 50 percent share of the after-tax gain on the sale was $2 million.
Average diluted shares outstanding increased by 0.2 million for the nine-month period ended February 22, 2009, from the same period a year ago, primarily due to the issuance of 14 million shares of common stock in the second quarter of fiscal 2008 to settle the forward contract with Lehman Brothers, the issuance of common stock upon stock option exercises, the issuance of annual stock awards, the vesting of restricted stock units, and shares issued to acquire Humm Foods, offset by the repurchase of 19 million shares of our common stock since the end of the third quarter of fiscal 2008.
SEGMENT OPERATING RESULTS
U.S. Retail Segment Results
Net sales for our U.S. Retail operations grew 8 percent in the third quarter of fiscal 2009 to $2,496 million. Volume on a tonnage basis contributed 1 point of growth, and net price realization and product mix added 7 points of growth.
Net sales for our U.S. Retail operations were up 10 percent in the nine-month period ended February 22, 2009, to $7,571 million. Net price realization and product mix added 6 points of growth and volume on a tonnage basis contributed 4 points of growth.
U.S. Retail Net Sales Percentage Change by Division

		Nine-Month
	Quarter Ended	Period Ended
	Feb. 22,	Feb. 22,
	2009	2009

Big G	13%	10%
Meals	5	8
Pillsbury	15	11
Yoplait	7	13
Snacks	-4	4
Baking Products	16	18
Small Planet Foods	Flat	24

Total	8%	10%

During the third quarter of fiscal 2009, net sales for Big G cereals grew 13 percent including gains by MultiGrain Cheerios, Honey Nut Cheerios, Cinnamon Toast Crunch, and the Fiber One product line. The Meals division recorded a 5 percent net sales increase, led by Helper dinner mixes, the new Macaroni Grill dinner mix line, Progresso ready-to-serve soups and Green Giant frozen vegetables. Pillsbury net sales grew 15 percent led by Totino’s pizza and Pizza Rolls snacks, Pillsbury refrigerated dough products, and new Pillsbury Savorings frozen appetizers. Net sales for Yoplait grew 7 percent, led by contributions from the Yoplait Light line. Snacks net sales decreased 4 percent due to the absence of Pop•Secret sales in the period this year. Net sales for Baking Products rose 16 percent, reflecting gains by Betty Crocker dessert mixes, Bisquick baking mix and Gold Medal flour. Net sales for Small Planet Foods remained flat, including contributions from the Lärabar product line acquired in the first quarter of fiscal 2009 offset by the voluntary recall of certain peanut butter-flavored Lärabar and Cascadian Farm snack bars in the third quarter of 2009.
Operating profits for the third quarter of fiscal 2009 increased 1 percent to $490 million from $486 million in the same period a year ago. Favorable net price realization contributed $182 million and volume growth drove $19 million of the operating profit increase. This was offset by higher input costs of $144 million and an 11 percent increase in consumer marketing expenses.
Operating profits for the nine-month period ended February 22, 2009, improved 7 percent to $1,654 million from $1,543 million in the same period a year ago. Favorable net price realization contributed $474 million and volume growth drove $126 million of the operating profit increase. This was partially offset by higher input costs of $296 million and a 17 percent increase in consumer marketing expenses. In addition, voluntary product recalls reduced operating profits by $22 million in fiscal 2008.
International Segment Results
Net sales for our International segment were down 5 percent in the third quarter of fiscal 2009 to $580 million. This decrease was driven by 15 points of unfavorable foreign currency exchange, partially offset by 9 points of net price realization and mix and 1 point of volume increase.
Net sales were up 4 percent in the nine-month period ended February 22, 2009, to $1,946 million. This growth was driven by 11 points of net price realization and mix, partially offset by 1 point of volume decline and 6 points of unfavorable foreign currency exchange.
International Net Sales Percentage Change by Geographic Region

		Nine-Month
	Quarter Ended	Period Ended
	Feb. 22,	Feb. 22,
	2009	2009

Europe	-13%	Flat
Canada	-12	-6%
Asia/Pacific	5	16
Latin America	8	12

Total	-5%	4%

For the third quarter of fiscal 2009, net sales in Europe declined by 13 percent driven by unfavorable foreign currency exchange, partially offset by Old El Paso sales growth and introductory product shipments of new Häagen-Dazs smoothies in the United Kingdom. Net sales in Canada declined 12 percent due to unfavorable foreign currency exchange, partially offset by growth from cereals and Nature Valley snacks. Net sales in the Asia/Pacific region grew by 5 percent, including increased sales of Wanchai Ferry in China and Old El Paso dinner kits in Australia. Latin America net sales increased 8 percent primarily due to sales growth from Nature Valley granola bars and Diablitos sandwich spread.
Operating profits for the third quarter of fiscal 2009 decreased 6 percent to $49 million versus a year ago, primarily due to unfavorable foreign currency exchange.
Operating profits for the nine-month period ended February 22, 2009, were $207 million, flat with the same period a year ago, as unfavorable foreign currency exchange was offset by net price realization.
Bakeries and Foodservice Segment Results
Net sales for our Bakeries and Foodservice segment decreased 6 percent to $462 million in the third quarter of fiscal 2009. Net price realization and product mix drove 6 points of net sales growth. This was more than offset by a 12 point decline in volume.
Net sales for our Bakeries and Foodservice segment increased 5 percent to $1,528 million in the nine-month period ended February 22, 2009. The increase in net sales was driven mainly by 13 points of net price realization and product mix. This was partially offset by an 8 point decline in volume, mainly in the bakery and distributors/restaurants channels.

Bakeries and Foodservice Net Sales Percentage Change by Customer Channel

		Nine-Month
	Quarter Ended	Period Ended
	Feb. 22,	Feb. 22,
	2009	2009

Distributors/restaurants	-1%	2%
Bakery	-10	8
Convenience stores and vending	-5	4

Total	-6%	5%

Operating profits for the segment for the third quarter of fiscal 2009 were $22 million, down from $56 million in the third quarter of fiscal 2008. The decrease was primarily driven by declines in volume and a decline in grain merchandising earnings from historically high levels last year.
For the nine-month period ended February 22, 2009, operating profits for the segment were $113 million, down from $138 million in the same period a year ago. The decrease for the nine-month period reflects a reduction in grain merchandising earnings as well as a decline in volume.
Unallocated Corporate Items
For the third quarter of fiscal 2009, unallocated corporate items were $46 million of income compared to $106 million of income in fiscal 2008. In the third quarter of fiscal 2009, we recorded a $71 million net increase in income related to mark-to-market valuations of certain commodity positions and grain inventories as described in Note 6 to our Consolidated Financial Statements included in this Form 10-Q, compared to a net increase in income of $151 million in the third quarter of fiscal 2008. During the third quarter of fiscal 2009, we also recognized a $41 million gain from an insurance settlement as discussed previously in this MD&A and we recorded a $13 million charge to write down the value of a corporate asset.
For the nine-month period ended February 22, 2009, unallocated corporate items were $405 million of expense compared to $26 million of income for the same period last year. In the nine-month period ended February 22, 2009, we recorded a $289 million net increase in expense related to mark-to-market valuations of certain commodity positions and grain inventories, compared to a net increase of $168 million in income in the same period a year ago. During the third quarter of fiscal 2009, we also recognized a $41 million gain from an insurance settlement as discussed previously in this MD&A and we recorded a $16 million charge to write down the value of a corporate asset.
IMPACT OF INFLATION
For fiscal 2009, we anticipate inflation in our input costs at an annual rate of 9 percent. In the nine-month period ended February 22, 2009, we experienced input cost inflation above the annual rate. In the fourth quarter of fiscal 2009 we are anticipating input cost inflation will be below the annual rate as we begin to draw on lower-cost commodity coverage positions.
LIQUIDITY
During the nine-month period ended February 22, 2009, our operations generated $1,130 million of cash compared to $914 million in the same period last year primarily reflecting the reduced use of working capital in fiscal 2009.
Working capital used $677 million less cash during the nine-month period ended February 22, 2009, than the same period in fiscal 2008. Inventories used $381 million less cash and accounts payable used $144 million more cash year over year due to decreases in grain prices and grain inventory levels in fiscal 2009. Other current liabilities were a $284 million increased source of cash, primarily due to lower cash taxes paid and higher consumer marketing liabilities.
Investing activities used $156 million of cash during the nine-month period ended February 22, 2009, a decrease of $138 million from the $294 million use of cash during the same period last year, primarily due to proceeds from the sale of our Pop•Secret product line for $192 million and the $41 million received in the third quarter related to insurance proceeds from the settlement with the insurance carrier covering the loss at our La Salteña pasta manufacturing facility in Argentina. These proceeds will offset the future capital expenditures required to replace the manufacturing facility which was destroyed by fire in fiscal 2008. Capital expenditures in fiscal 2009 were $52 million higher than the same period last year. In addition, during the first quarter of fiscal 2008 we sold our Vallejo, California plant and received proceeds of $11 million.
Financing activities used $586 million of cash in the nine-month period ended February 22, 2009. Proceeds from the issuance of long term debt of $1.9 billion were used to pay down commercial paper. In addition, we repurchased 19 million shares of common stock for an aggregate purchase price of $1.2 billion and funded $438 million of dividend payments.
On March 9, 2009, our Board of Directors approved a quarterly dividend of 43 cents per share, payable on May 1, 2009, to shareholders of record on April 9, 2009. During the nine-month period ended February 22, 2009, we paid $438 million in dividends compared to $395 million in the same period last year. In addition, in fiscal 2008, the Board of Directors approved the retirement of 125 million shares of common stock in treasury effective December 10, 2007. This action reduced common stock by $12 million, reduced additional paid-in capital by $5,068 million, and reduced common stock in treasury by $5,081 million on our Consolidated Balance Sheets as of that date.
CAPITAL RESOURCES
Our capital structure was as follows:

	Feb. 22,	May 25,
In Millions	2009	2008

Notes payable	$1,413.8	$2,208.8
Current portion of long-term debt	518.3	442.0
Long-term debt	5,755.4	4,348.7

Total debt	7,687.5	6,999.5
Minority interests	242.3	242.3
Stockholders’ equity	5,537.1	6,215.8

Total capital	$13,466.9	$13,457.6

Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada, and Europe. Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. The credit facilities contain several covenants with which we are in compliance, including a requirement to maintain a fixed charge coverage ratio of at least 2.5. As of February 22, 2009, we did not have any outstanding borrowings under these credit facilities.
In January 2009, we sold $1.2 billion aggregate principal amount of our 5.65 percent notes due 2019. In August 2008, we sold $700 million aggregate principal amount of our 5.25 percent notes due 2013. The proceeds of these notes were used to repay a portion of our outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time for a specified make-whole amount. These notes are senior unsecured, unsubordinated obligations and contain a change of control provision, as defined in the instruments governing the notes.
Certain of our long-term debt agreements and our minority interests contain restrictive covenants. As of February 22, 2009, we were in compliance with all of these covenants.

We have $518 million of long-term debt maturing in the next 12 months that is classified as current, including $9 million of floating rate convertible senior notes that we called on February 27, 2009, for redemption on April 14, 2009. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities. The shelf registration statement will expire in December 2011.
OFF BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the first nine months of fiscal 2009, except for the court ruling on an uncertain tax matter discussed previously in this MD&A. We expect to make cash payments of tax and interest of $32 million associated with this matter, $11 million in fiscal 2009 and the remainder over the next two fiscal years, depending on the outcome of the appeals process.
SIGNIFICANT ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. The accounting policies used in preparing our interim fiscal 2009 Consolidated Financial Statements are the same as those described in our Form 10-K, except as discussed in Notes 6 and 18 to our Consolidated Financial Statements included in this Form 10-Q.
Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of February 22, 2009, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. We tested our goodwill and brand intangibles for impairment on our annual assessment date in the third quarter of fiscal 2009. As of our annual impairment assessment date, there was no impairment of any of these intangibles, and the fair value of the Pillsbury brand is more than 10 percent greater than its carrying value, up from an excess of 3 percent as of the fiscal 2008 assessment.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. Upon adoption, we are required to retrospectively adjust our EPS data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. We are currently evaluating the impact of FSP EITF 03-6-1 on our results of operations.
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
In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash or other assets. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. Upon adoption, we are required to apply this accounting retrospectively. FSP APB 14-1 will not have a material impact on our results of operations or financial condition.
In April 2008, the FASB finalized Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. This staff position is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We are currently evaluating the impact of FSP 142-3 on our results of operations and financial condition.
In February 2008, the FASB amended SFAS 157 by FSP Financial Accounting Standard (FAS) 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to fiscal years beginning after February 15, 2008. As disclosed in Note 16 to the Consolidated Financial Statements included in this Form 10-Q, we adopted the required provisions of SFAS 157 effective in the first quarter of fiscal 2009. We expect to adopt the remaining provisions of SFAS 157 beginning in the first quarter of fiscal 2010. Although we believe the adoption may impact the way that we determine the fair value of goodwill, indefinite-lived intangible assets, and other long-lived assets, we do not expect it to have a material impact on our results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R also requires that changes in acquisition-related liabilities for uncertain tax positions subsequent to its effective date be recorded in earnings currently. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008, except for certain provisions that take effect for us on June 1, 2009. We are currently evaluating the impact of SFAS 141R on our results of operations and financial condition.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. This pronouncement was effective for us as of May 27, 2007. The measurement date aspect of the pronouncement is effective for fiscal years ending after December 15, 2008, which for us is fiscal 2009. We will adopt the measurement date provision of SFAS 158 as of May 31, 2009 and expect it to have an immaterial impact on our results of operations and financial condition.

NON-GAAP MEASURES
Total segment operating profit as discussed in this MD&A is a measure of financial performance that is not defined by GAAP. This non-GAAP measure should be viewed in addition to, and not in lieu of, the comparable GAAP measure.
Total segment operating profit is used in internal management reporting and as a component of the Board of Directors’ rating of our performance for management and employee incentive compensation. Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. A reconciliation of this measure to the relevant GAAP measure, operating profit, is included in Note 17 to the Consolidated Financial Statements included in this Form 10-Q.
GLOSSARY
AOCI. Accumulated Other Comprehensive Income.
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
OCI. Other Comprehensive Income.
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
You should also consider the risk factors that we identify on pages 6 through 11 of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008, and in our Form 10-Q for the quarterly period ended November 23, 2008, which could also affect our future results.
We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate market-risk-sensitive instruments outstanding as of February 22, 2009, was $45 million, a $26 million increase from May 25, 2008, due to fixed rate bonds issued during the first and third quarters of fiscal 2009 and increased market volatility. The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our commodity market-risk-sensitive instruments outstanding as of February 22, 2009, was $4 million, a $2 million decrease from May 25, 2008, due to a decrease in commodity hedging transactions which offset higher volatility in commodity markets. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

Item 4.	Controls and Procedures.
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 22, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended February 22, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended February 22, 2009.

			Total Number of Shares
		Average	Purchased as Part of	Maximum Number of Shares
	Total Number of	Price Paid	a Publicly	that may yet be Purchased
Period	Shares Purchased (a)	Per Share	Announced Program (b)	Under the Program (b)

November 24, 2008- December 28, 2008	24,818	$61.64	24,818	23,949,890

December 29, 2008- January 25, 2009	40,316	$59.52	40,316	23,909,574

January 26, 2009- February 22, 2009	23,961	$57.96	23,961	23,885,613

Total	89,095	$59.69	89,095	23,885,613

(a)	These shares were purchased from the ESOP fund of our 401(k) savings plan.

(b)	On December 11, 2006, our Board of Directors approved and we announced an authorization for the repurchase of up to 75,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

3.1	By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2008).

10.1	1996 Compensation Plan for Non-Employee Directors.

10.2	1998 Employee Stock Plan.

10.3	1998 Senior Management Stock Plan.

10.4	Amendment to 2001 Compensation Plan for Non-Employee Directors.

10.5	2003 Stock Compensation Plan.

10.6	2005 Stock Compensation Plan.

10.7	2006 Compensation Plan for Non-Employee Directors.

10.8	2007 Stock Compensation Plan.

10.9	Executive Incentive Plan.

10.10	Separation Pay and Benefits Program for Officers.

10.11	Supplemental Savings Plan.

10.12	Supplemental Retirement Plan (Grandfathered).

10.13	2005 Supplemental Retirement Plan.

10.14	Deferred Compensation Plan (Grandfathered).

10.15	2005 Deferred Compensation Plan.

10.16	Executive Medical Plan.

10.17*	Tenth Amendment to the Yoplait Manufacturing and Distribution License Agreement, dated January 12, 2009, between SODIMA and the Registrant.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes that confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)
Date March 18, 2009	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date March 18, 2009	/s/ Richard O. Lund
Richard O. Lund
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed December 11, 2008).

10.1	1996 Compensation Plan for Non-Employee Directors.

10.2	1998 Employee Stock Plan.

10.3	1998 Senior Management Stock Plan.

10.4	Amendment to 2001 Compensation Plan for Non-Employee Directors.

10.5	2003 Stock Compensation Plan.

10.6	2005 Stock Compensation Plan.

10.7	2006 Compensation Plan for Non-Employee Directors.

10.8	2007 Stock Compensation Plan.

10.9	Executive Incentive Plan.

10.10	Separation Pay and Benefits Program for Officers.

10.11	Supplemental Savings Plan.

10.12	Supplemental Retirement Plan (Grandfathered).

10.13	2005 Supplemental Retirement Plan.

10.14	Deferred Compensation Plan (Grandfathered).

10.15	2005 Deferred Compensation Plan.

10.16	Executive Medical Plan.

10.17*	Tenth Amendment to the Yoplait Manufacturing and Distribution License Agreement, dated January 12, 2009, between SODIMA and the Registrant.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes that confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.