Form 10-K
period 2009-05-31
GENERAL MILLS INC
filed 2009-07-13
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-01185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0274440 (IRS Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota (Address of principal executive offices)	55426 (Zip Code)
(763) 764-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.10 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $64.70 per share as reported on the New York Stock Exchange on November 21, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter): $21,166.0 million.
Number of shares of Common Stock outstanding as of June 19, 2009: 325,415,936 (excluding 51,890,728 shares held in the treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1	Business
COMPANY OVERVIEW
General Mills, Inc. is a leading global manufacturer and marketer of branded consumer foods sold through retail stores. We are also a leading supplier of branded and unbranded food products to the foodservice and commercial baking industries. We manufacture our products in 15 countries and market them in more than 100 countries. Our joint ventures manufacture and market products in more than 130 countries and republics worldwide.
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
In markets outside the United States and Canada, our major product categories include super-premium ice cream and frozen desserts, grain snacks, shelf stable and frozen vegetables, refrigerated and frozen dough products, and dry dinners. In addition, we sell ready-to-eat cereals through our Cereal Partners Worldwide (CPW) joint venture.
TRADEMARKS AND PATENTS
Our products are marketed under trademarks and service marks that are owned by or licensed to us. The most significant trademarks and service marks used in our businesses are set forth in italics in this report. Some of the important trademarks used in our global operations include:
Ready-to-eat cereals
Cheerios, Wheaties, Lucky Charms, Total, Trix, Golden Grahams, Chex, Kix, Fiber One, Reese’s Puffs, Cocoa Puffs, Cookie Crisp, Cinnamon Toast Crunch, Clusters, Oatmeal Crisp, and Basic 4
Refrigerated yogurt
Yoplait, Trix, Yoplait Kids, Go-GURT, Fiber One, YoPlus, Yoplait Whips!, and Colombo
Refrigerated and frozen dough products
Pillsbury, the Pillsbury Doughboy character, Grands!, Golden Layers, Big Deluxe, Toaster Strudel, Toaster Scrambles, Savorings, Jus-Rol, Latina, Wanchai Ferry, V.Pearl, and La Salteña
Dry dinners and shelf stable and frozen vegetable products
Betty Crocker, Hamburger Helper, Tuna Helper, Chicken Helper, Old El Paso, Green Giant, Potato Buds, Suddenly Salad, Bac*O’s, Betty Crocker Complete Meals, Valley Selections, Simply Steam, Wanchai Ferry, and Diablitos

Grain, fruit, and savory snacks
Nature Valley, Fiber One, Betty Crocker, Fruit Roll-Ups, Fruit By The Foot, Gushers, Stickerz, Chex Mix, Gardetto’s, Bugles, and Lärabar
Dessert and baking mixes
Betty Crocker, SuperMoist, Warm Delights, Bisquick, and Gold Medal
Ready-to-serve soup
Progresso
Ice cream and frozen desserts
Häagen-Dazs
Frozen pizza and pizza snacks
Totino’s, Jeno’s, Pizza Rolls, Party Pizza, Pillsbury Pizza Pops, and Pillsbury Pizza Minis
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
• Dora the Explorer, Blue’s Clues, Diego, Backyardigans, Wonder Pets, and iCarly for yogurt, Dora the Explorer for cereal, and various Nickelodeon characters for fruit snacks;
• Curves and Second Cup for snack bars;
• Reese’s Puffs for cereal;
• Hershey’s chocolate for a variety of products;
• Weight Watchers as an endorsement for soup and frozen vegetable products;
• Best Life Diet for a variety of products;
• Macaroni Grill for dry dinners;
• Sunkist for baking products and fruit snacks;
• Cinnabon for refrigerated dough, frozen pastries, and baking products;
• Bailey’s for super-premium ice cream; and
• a variety of characters and brands for fruit snacks, including Tonka, My Little Pony, Transformers, Care Bears, Teenage Mutant Ninja Turtles, Spider-Man, and various Warner Bros. characters.

We license all of our cereal trademarks to CPW, our joint venture with Nestlé S.A. (Nestlé). Nestlé similarly licenses certain of its trademarks to CPW, including the Nestlé and Uncle Tobys trademarks. We also license our Green Giant trademark to a third party for use in connection with its sale of fresh produce in the United States. We own the Häagen-Dazs trademark and have the right to use the trademark outside of the United States and Canada. Nestlé has an exclusive royalty-free license to use the Häagen-Dazs trademark in the United States and Canada on ice cream and other frozen dessert products. We also license this trademark to our joint venture in Japan. The J. M. Smucker Company holds an exclusive royalty-free license to use the Pillsbury brand and the Pillsbury Doughboy character in the dessert mix and baking mix categories in the United States and under limited circumstances in Canada and Mexico.
Given our focus on developing and marketing innovative, proprietary products, we consider the collective rights under our various patents, which expire from time to time, a valuable asset, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.
RAW MATERIALS AND SUPPLIES
The principal raw materials that we use are grains (wheat, oats, and corn), sugar, dairy products, vegetables, fruits, meats, vegetable oils, and other agricultural products. We also use substantial quantities of carton board, corrugated, plastic and metal packaging materials, operating supplies, and energy. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. In our international operations, inputs that are not locally available in adequate supply may be imported from other countries. The cost of these inputs may fluctuate widely due to government policy and regulation, weather conditions, or other unforeseen circumstances. We have some long-term fixed price contracts, but the majority of our inputs are purchased on the open market. We believe that we will be able to obtain an adequate supply of needed inputs. Occasionally and where possible, we make advance purchases of items significant to our business in order to ensure continuity of operations. Our objective is to procure materials meeting both our quality standards and our production needs at price levels that allow a targeted profit margin. Since these inputs generally represent the largest variable cost in manufacturing our products, to the extent possible, we often manage the risk associated with adverse price movements for some inputs using a variety of risk management strategies. We also have a grain merchandising operation that provides us efficient access to, and more informed knowledge of, various commodity markets, principally wheat and oats. This operation holds physical inventories that are carried at fair market value and uses derivatives to hedge its net inventory position and minimize its market exposures.
RESEARCH AND DEVELOPMENT
Our principal research and development facilities are located in Minneapolis, Minnesota. Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business and technology areas. Research and development expenditures were $208 million in fiscal 2009, $205 million in fiscal 2008, and $191 million in fiscal 2007.
FINANCIAL INFORMATION ABOUT SEGMENTS
We review the financial results of our business under three operating segments: U.S. Retail; International; and Bakeries and Foodservice. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Item 7 of this report for a description of our segments. For financial information by segment and geographic area, see Note 16 to the Consolidated Financial Statements in Item 8 of this report.
JOINT VENTURES
In addition to our consolidated operations, we participate in two joint ventures: CPW and a Häagen-Dazs ice cream joint venture in Japan. See MD&A in Item 7 of this report for a description of our joint ventures.

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
During fiscal 2009, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 21 percent of our consolidated net sales and 29 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 6 percent of our net sales in the International segment and 5 percent of our net sales in the Bakeries and Foodservice segment. As of May 31, 2009, Wal-Mart accounted for 25 percent of our U.S. Retail receivables, 5 percent of our International receivables, and 15 percent of our Bakeries and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 54 percent of its fiscal 2009 net sales, the five largest customers in our International segment accounted for 28 percent of its fiscal 2009 net sales, and the five largest customers in our Bakeries and Foodservice segment accounted for 41 percent of its fiscal 2009 net sales.
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
BACKLOG
Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of May 31, 2009, was not material.
WORKING CAPITAL
A description of our working capital is included in the Liquidity section of MD&A in Item 7 of this report. Our product return practices are described in Note 2 to the Consolidated Financial Statements in Item 8 of this report.
EMPLOYEES
As of May 31, 2009, we had approximately 30,000 full- and part-time employees.

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
ENVIRONMENTAL MATTERS
As of May 31, 2009, we were involved with four active cleanup sites associated with the alleged or threatened release of hazardous substances or wastes located in: Sauget, Illinois; Minneapolis, Minnesota; Carter, Montana; and Moonachie, New Jersey. These matters involve several different actions, including administrative proceedings commenced by regulatory agencies and demand letters by regulatory agencies and private parties.
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
EXECUTIVE OFFICERS
The section below provides information regarding our executive officers as of July 6, 2009:
Y. Marc Belton, age 50, is Executive Vice President, Worldwide Health, Brand and New Business Development. Mr. Belton joined General Mills in 1983 and has held various positions, including President of Snacks Unlimited from 1994 to 1997, New Ventures from 1997 to 1999, and Big G cereals from 1999 to 2002. He had oversight responsibility for Yoplait, General Mills Canada, and New Business Development from 2002 to May 2005, and has had oversight responsibility for Worldwide Health, Brand and New Business Development since May 2005. Mr. Belton was elected a Vice President of General Mills in 1991, a Senior Vice President in 1994, and an Executive Vice President in June 2006. He is a director of Navistar International Corporation and U.S. Bancorp.
John R. Church, age 43, is Senior Vice President, Supply Chain. Mr. Church joined General Mills in 1988 as a Product Developer in the Big G cereals division and held various positions before becoming Vice President, Engineering in 2003. In October 2005, his role was expanded to include development of the company’s strategy for the global sourcing of raw materials and manufacturing capabilities. He was named Vice President, Supply Chain Operations in March 2007 and to his present position in April 2008.
Michael L. Davis, age 53, is Senior Vice President, Global Human Resources. Mr. Davis joined General Mills in 1996 as Vice President, Compensation and Benefits, after spending 15 years in consulting with Towers Perrin. In 2002, his role was expanded to include staffing activities, and in August 2005, he became Vice President, Human Resources for the U.S. Retail and Corporate groups. He was named to his current position in January 2008.
Peter C. Erickson, age 48, is Senior Vice President, Innovation, Technology and Quality. Mr. Erickson joined General Mills in 1994 as part of the Colombo Yogurt acquisition. He has held various positions in Research &

Development and became Vice President, Innovation, Technology and Quality in March 2003. He was named to his present position in November 2006.
Ian R. Friendly, age 48, is Executive Vice President and Chief Operating Officer, U.S. Retail. Mr. Friendly joined General Mills in 1983 and held various positions before becoming Vice President of CPW in 1994, President of Yoplait in 1998, Senior Vice President of General Mills in 2000, and President of the Big G cereals division in 2002. In May 2004, he was named Chief Executive Officer of CPW. Mr. Friendly was named to his present position in June 2006. He is a director of The Valspar Corporation.
Richard O. Lund, age 59, is Vice President, Controller. Mr. Lund joined General Mills in 1981 and held various positions before becoming Vice President, Director of Financial Operations for the Gold Medal division in 1994. He was appointed Vice President, Corporate Financial Operations in 2000 and was elected to his present position in December 2007. Prior to joining General Mills, Mr. Lund spent 9 years with Coopers & Lybrand (now PricewaterhouseCoopers LLP).
Donal L. Mulligan, age 48, is Executive Vice President, Chief Financial Officer. Mr. Mulligan joined General Mills in 2001 from The Pillsbury Company. He served as Vice President, Financial Operations for our International division until 2004, when he was named Vice President, Financial Operations for Operations and Technology. Mr. Mulligan was appointed Treasurer of General Mills in January 2006, Senior Vice President, Financial Operations in July 2007, and was elected to his present position in August 2007. From 1987 to 1998, he held several international positions at PepsiCo, Inc. and YUM! Brands, Inc.
Christopher D. O’Leary, age 50, is Executive Vice President and Chief Operating Officer, International. Mr. O’Leary joined General Mills in 1997 as Vice President, Corporate Growth. He was elected a Senior Vice President in 1999 and President of the Meals division in 2001. Mr. O’Leary was named to his present position in June 2006. Prior to joining General Mills, he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. Mr. O’Leary is a director of Telephone and Data Systems, Inc.
Roderick A. Palmore, age 57, is Executive Vice President, General Counsel, Chief Compliance and Risk Management Officer and Secretary. Mr. Palmore joined General Mills in this position in February 2008 from the Sara Lee Corporation. He spent 12 years at Sara Lee, last serving as Executive Vice President and General Counsel.
Kendall J. Powell, age 55, is Chairman of the Board and Chief Executive Officer of General Mills. Mr. Powell joined General Mills in 1979 and served in a variety of positions before becoming a Vice President in 1990. He became President of Yoplait in 1996, President of the Big G cereal division in 1997, and Senior Vice President of General Mills in 1998. From 1999 to 2004, he served as Chief Executive Officer of CPW. He returned from CPW in 2004 and was elected Executive Vice President. Mr. Powell was elected President and Chief Operating Officer of General Mills with overall global operating responsibility for the company in June 2006, Chief Executive Officer in September 2007 and Chairman of the Board in May 2008. He is a director of Medtronic, Inc.
Jeffrey J. Rotsch, age 58, is Executive Vice President, Worldwide Sales and Channel Development. Mr. Rotsch joined General Mills in 1974 and served as the President of several divisions, including Betty Crocker and Big G cereals. He served as Senior Vice President from 1993 to 2005 and as President, Consumer Foods Sales from 1997 to 2005. Mr. Rotsch was named to his present position in May 2005.
Christina L. Shea, age 56, is Senior Vice President, External Relations and President, General Mills Foundation. Ms. Shea joined General Mills in 1977 and has held various positions in the Big G cereals, Yoplait, Gold Medal, Snacks, and Betty Crocker divisions. From 1994 to 1999, she was President of the Betty Crocker division and was named a Senior Vice President of General Mills in 1998. Ms. Shea became President of General Mills Community Action and the General Mills Foundation in 2002 and was named to her present position in May 2005.
AVAILABLE INFORMATION
Availability of Reports We are a reporting company under the Securities Exchange Act of 1934, as amended (1934 Act), and file reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). The public may read and copy any of our filings at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the

SEC at (800) 732-0330. Because we submit filings to the SEC electronically, you may access this information at the SEC’s internet website: www.sec.gov. This site contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
The five largest customers in our U.S. Retail segment accounted for 54 percent of its net sales for fiscal 2009, the five largest customers in our International segment accounted for 28 percent of its net sales for fiscal 2009, and the five largest customers in our Bakeries and Foodservice segment accounted for 41 percent of its net sales for fiscal 2009. The loss of any large customer for an extended length of time could adversely affect our sales and profits. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted.
Price changes for the commodities we depend on for raw materials, packaging, and energy may adversely affect our profitability.
The principal raw materials that we use are commodities that experience price volatility caused by external conditions such as weather and product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, and changes in governmental agricultural and energy programs. Commodity price changes may result in unexpected increases in raw material, packaging, and energy costs. If we are unable to increase productivity to offset these increased costs or increase our prices, we may experience reduced margins and profitability. We do not fully hedge against changes in commodity prices, and the risk management procedures that we do use may not always work as we intend.

Volatility in the market value of derivatives we use to manage exposures to fluctuations in commodity prices will cause volatility in our gross margins and net earnings.
We utilize derivatives to manage price risk for some of our principal ingredient and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), non-fat dry milk, natural gas, and diesel fuel. Changes in the values of these derivatives are recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate items in our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are reclassified to segment operating profit. We also record our grain inventories at fair value. We may experience volatile earnings as a result of these accounting treatments.
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
Our unit volume in the last week of each quarter can be higher than the average for the preceding weeks of the quarter in certain circumstances. In comparison to the average daily shipments in the first 12 weeks of a quarter, the final week of each quarter may have as much as four days’ worth of incremental shipments (based on a five-day week), reflecting increased promotional activity at the end of the quarter. This increased activity includes promotions to assure that our customers have sufficient inventory on hand to support major marketing events or increased seasonal demand early in the next quarter, as well as promotions intended to help achieve interim unit volume targets. If, due to quarter-end promotions or other reasons, our customers purchase more product in any reporting period than end-consumer demand will require in future periods, our sales level in future reporting periods could be adversely affected.
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
In fiscal 2009, 18 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:
•	political and economic instability;
•	exchange controls and currency exchange rates;
•	foreign tax treaties and policies; and
•	restriction on the transfer of funds to and from foreign countries, including potentially negative tax consequences.
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
As of May 31, 2009, we had total debt and minority interests of $7.3 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:
• ability to obtain additional financing for working capital, capital expenditures, or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward; and
• flexibility to adjust to changing business and market conditions and may make us more vulnerable to a downturn in general economic conditions.
There are various financial covenants and other restrictions in our debt instruments and minority interests. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity and our ability to obtain additional or alternative financing may also be adversely affected.
Our ability to make scheduled payments on or to refinance our debt and other obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business, and other factors beyond our control.
Global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing, and disrupt the operations of our suppliers and customers.
The global capital and credit markets, including commercial paper markets, have recently experienced increased volatility and disruption, making it more difficult for companies to access those markets. We depend on stable, liquid, and well-functioning capital and credit markets to fund our operations. Although we believe that our operating cash flows, financial assets, access to capital and credit markets, and revolving-credit agreements will permit us to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.
Volatility in the securities markets, interest rates, and other factors or changes in our employee base could substantially increase our defined benefit pension, other postretirement, and postemployment benefit costs.
We sponsor a number of defined benefit plans for employees in the United States, Canada, and various foreign locations, including defined benefit pension, retiree health and welfare, severance, directors’ life, and other postemployment plans. Our major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. A significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations.

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
We are subject to various federal, state, local, and foreign environmental and health and safety laws and regulations. Under certain of these laws, namely the Comprehensive Environmental Response, Compensation, and Liability Act and its state counterparts, liability for investigation and remediation of hazardous substance contamination at currently or formerly owned or operated facilities or at third-party waste disposal sites is joint and several. We currently are involved in active remediation efforts at certain sites where we have been named a PRP. If other PRPs at these sites are unable to contribute to remediation costs, we could be held responsible for their portion of the remediation costs, and those costs could be material. We cannot assure that our costs in relation to these environmental matters or compliance with environmental laws in general will not exceed our established liabilities or otherwise have an adverse effect on our business and results of operations.
A change in the assumptions regarding the future performance of our businesses or a different weighted-average cost of capital used to value our reporting units or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.
Goodwill for each of our reporting units is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of the net assets of a reporting unit, including goodwill, to the fair value of the unit. If the fair value of the net assets of the reporting unit is less than the net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. While we currently believe that our goodwill is not impaired, different assumptions regarding the future performance of our businesses could result in significant impairment losses.
We evaluate the useful lives of our intangible assets, primarily intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso, and Häagen-Dazs brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.
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
As of May 31, 2009, we had $10.4 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in significant impairment losses and amortization expense.

Resolution of uncertain income tax matters and changes in tax laws could adversely affect our results of operations or cash flows from operations.
We are subject to income tax in the various jurisdictions in which we operate. Increases in statutory income tax rates in any of the jurisdictions in which we operate could reduce our after-tax income and have an adverse effect on our results of operations.
Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is involved in determining our effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. We are periodically under examination or engaged in a tax controversy. We establish liabilities in a variety of taxing jurisdictions when, despite our belief that our tax return positions are supportable, we believe that certain positions may be challenged and may need to be revised. We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit, and changes in these liabilities affect our effective income tax rate. We also record interest on these liabilities at the appropriate statutory interest rate. These interest charges are also included in our effective tax rate, but are not included in our liabilities for uncertain tax positions disclosed elsewhere in this report. Adjustments to these liabilities for individual issues have generally not exceeded 1 percent of earnings before income taxes and after-tax earnings from joint ventures annually.
The Internal Revenue Service (IRS) has concluded its field examinations of our 2002-2006 federal tax years. With limited exceptions, all matters raised in the field examinations have been resolved. The IRS has challenged the amount of capital loss and depreciation and amortization we reported as a result of our sale of minority interests in our General Mills Cereals, LLC (GMC) subsidiary. The IRS has proposed adjustments that effectively eliminate most of the tax benefits associated with this transaction. We believe we have meritorious defenses and are vigorously defending our positions. We have appealed the results of the IRS field examination to the IRS Appeals Division. Our potential liability for this matter is significant. We have determined that a portion of this matter should be included as a component of our total liabilities for uncertain tax positions as disclosed in Note 14 to our Consolidated Financial Statements included in Item 8 of this report.
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
As of May 31, 2009, we operated 70 facilities for the production of a wide variety of food products. Of these facilities, 44 are located in the United States, 11 in the Asia/Pacific region (7 of which are leased), 3 in Canada (1 of which is leased), 7 in Europe (3 of which are leased), 4 in Latin America and Mexico (1 of which is leased), and 1 in South Africa. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:
U.S. Retail
•	Carson, California

•	Lodi, California

•	Covington, Georgia

•	Belvidere, Illinois
•	West Chicago, Illinois

•	New Albany, Indiana

•	Carlisle, Iowa

•	Cedar Rapids, Iowa

•	Reed City, Michigan

•	Hannibal, Missouri

•	Kansas City, Missouri

•	Great Falls, Montana

•	Vineland, New Jersey

•	Albuquerque, New Mexico
•	Buffalo, New York

•	Wellston, Ohio

•	Murfreesboro, Tennessee

•	Milwaukee, Wisconsin

•	Irapuato, Mexico

International
•	Buenos Aires, Argentina

•	Mt. Waverly, Australia

•	Rooty Hill, Australia

•	Guangzhou, China

•	Nanjing, China
•	Shanghai, China

•	Arras, France

•	San Adrian, Spain

•	Berwick, United Kingdom

•	Cagua, Venezuela

Bakeries and Foodservice
•	Federalsburg, Maryland

•	Chanhassen, Minnesota

•	Joplin, Missouri

•	Martel, Ohio
We also own or lease warehouse space totaling 12 million square feet, of which 9 million square feet are leased, that primarily supports our U.S. Retail segment. We own and lease a number of sales and administrative offices in the United States, Canada, and elsewhere around the world, totaling 3 million square feet (700,000 square feet of which are leased).
As part of our Häagen-Dazs business in our International segment, we operate 234 and franchise 417 branded ice cream parlors in various countries around the world, all outside of the United States and Canada. All shops we operate are leased, totaling 227,000 square feet.
ITEM 3	Legal Proceedings
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 31, 2009, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.
ITEM 4	Submission of Matters to a Vote of Security Holders
None.

PART II
ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange. On June 19, 2009, there were approximately 32,900 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note 18 to the Consolidated Financial Statements in Item 8 of this report.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 31, 2009:
Issuer Purchases of Equity Securities

			Total Number of
		Average	Shares Purchased as	Maximum Number of Shares
	Total Number of	Price Paid	Part of a Publicly	that may yet be Purchased
Period	Shares Purchased (a)	Per Share	Announced Program (b)	Under the Program (b)

Feb. 23, 2009- Mar. 25, 2009	1,267,671	$48.81	1,267,671	22,617,942

Mar. 26, 2009- Apr. 25, 2009	17,525	50.31	17,525	22,600,417

Apr. 26, 2009- May 31, 2009	24,274	52.25	24,274	22,576,143

Total	1,309,470	$48.89	1,309,470	22,576,143

(a)	The total number of shares purchased includes: (i) 59,470 shares purchased from the ESOP fund of our 401(k) savings plan; and (ii) 1,250,000 shares purchased in the open market. These amounts include 715 shares acquired at an average price of $51.18 for which settlement occurred after May 31, 2009.
(b)	On December 11, 2006, our Board of Directors approved and we announced an authorization for the repurchase of up to 75 million shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

ITEM 6	Selected Financial Data
The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 31, 2009:

	Fiscal Year
In Millions, Except Per Share Data, Percentages and Ratios	2009	2008	2007	2006	2005

Operating data:
Net sales	$14,691.3	$13,652.1	$12,441.5	$11,711.3	$11,307.8
Gross margin (a)	5,233.5	4,873.8	4,486.4	4,166.5	3,982.6
Selling, general, and administrative expenses	2,953.9	2,625.0	2,389.3	2,177.7	1,998.6
Segment operating profit (b)	2,640.9	2,405.5	2,260.1	2,111.6	2,016.4
After-tax earnings from joint ventures	91.9	110.8	72.7	69.2	93.9
Net earnings	1,304.4	1,294.7	1,143.9	1,090.3	1,240.0
Depreciation and amortization	453.6	459.2	417.8	423.9	443.1
Advertising and media expense (c)	732.1	587.2	491.4	471.4	426.0
Research and development expense	208.2	204.7	191.1	178.4	165.3
Average shares outstanding:
Basic	331.9	333.0	346.5	357.7	371.2
Diluted	343.5	346.9	360.2	378.8	408.7
Net earnings per share:
Basic	$3.93	$3.86	$3.30	$3.05	$3.34
Diluted	$3.80	$3.71	$3.18	$2.90	$3.08
Operating ratios:
Gross margin as a percentage of net sales	35.6%	35.7%	36.1%	35.6%	35.2%
Selling, general, and administrative expenses as a percentage of net sales	20.1%	19.2%	19.2%	18.6%	17.7%
Segment operating profit as a percentage of net sales (b)	18.0%	17.6%	18.2%	18.0%	17.8%
Effective income tax rate	37.3%	34.4%	34.3%	34.5%	36.6%
Return on average total capital (a) (b)	12.3%	11.8%	11.3%	10.6%	10.0%
Balance sheet data:
Land, buildings, and equipment	$3,034.9	$3,108.1	$3,013.9	$2,997.1	$3,111.9
Total assets	17,874.8	19,041.6	18,183.7	18,075.3	17,924.0
Long-term debt, excluding current portion	5,754.8	4,348.7	3,217.7	2,414.7	4,255.2
Total debt (a)	7,075.5	6,999.5	6,206.1	6,049.3	6,193.1
Minority interests	242.3	242.3	1,138.8	1,136.2	1,133.2
Stockholders’ equity	5,174.7	6,215.8	5,319.1	5,772.3	5,676.4
Cash flow data:
Net cash provided by operating activities	$1,828.2	$1,729.9	$1,751.2	$1,843.5	$1,785.9
Capital expenditures	562.6	522.0	460.2	360.0	434.0
Net cash provided (used) by investing activities	(288.9)	(442.4)	(597.1)	(370.0)	413.0
Net cash used by financing activities	1,404.5	1,093.0	1,398.1	1,404.3	2,385.0
Fixed charge coverage ratio	5.31	4.87	4.37	4.54	4.61
Operating cash flow to debt ratio (a)	25.8%	24.7%	28.2%	30.5%	28.8%
Share data:
Low stock price	$47.22	$51.43	$49.27	$44.67	$43.01
High stock price	70.16	62.50	61.11	52.16	53.89
Closing stock price	51.18	61.09	60.15	51.79	49.68
Cash dividends per common share	1.72	1.57	1.44	1.34	1.24

(a)	See Glossary in Item 8 of this report for definition.

(b)	See MD&A in Item 7 of this report for our discussion of this measure not defined by generally accepted accounting principles.

(c)	Advertising and media expense for years prior to fiscal 2009 have been reclassified to conform to the current period presentation by eliminating certain fees paid to third-parties and adding certain media content development costs.
Fiscal 2009 was a 53-week year; all other fiscal years were 52 weeks.
In fiscal 2007, our adoption of a new accounting pronouncement for defined benefit plans resulted in an after-tax reduction to stockholders’ equity of $440 million, and our adoption of a new accounting pronouncement related to stock compensation resulted in a decrease to fiscal 2007 net earnings of $43 million, and a decrease to fiscal 2007 cash flows from operations and corresponding decrease to cash flows used by financing activities of $73 million. See Notes 2 and 13 to the Consolidated Financial Statements in Item 8 of this report.

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
For the fiscal year ended May 31, 2009, our net sales grew 8 percent, total segment operating profit grew 10 percent, diluted EPS grew 2 percent, and our return on average total capital improved by 50 basis points. Diluted EPS for fiscal 2009 includes a $0.22 net loss from mark-to-market valuation of certain commodity positions, a net gain of $0.11 related to divestitures in fiscal 2009, an $0.08 gain from a settlement with the insurance carrier covering our La Salteña pasta manufacturing facility in Argentina and a $0.15 charge associated with an unfavorable court decision on an uncertain tax matter. Net cash provided by operations totaled $1.8 billion in fiscal 2009, enabling us to increase our annual dividend payments per share by 10 percent from fiscal 2008 and continue returning cash to stockholders through share repurchases, which totaled $1.3 billion in fiscal 2009. We also made significant capital investments totaling $563 million in fiscal 2009, an increase of 8 percent from fiscal 2008, to support future growth and productivity. These results met or exceeded our long-term targets.
We achieved each of our five key operating objectives for fiscal 2009:
• We generated broad-based growth in net sales across our businesses. Each of our operating segments posted net sales gains in fiscal 2009. We generated 2 points of growth from volume and 8 points from net price realization and product mix, offset by 2 points of unfavorable foreign currency exchange.

• Our cost savings initiatives helped to partially offset input cost inflation in fiscal 2009. We took steps to manage raw material costs, especially with significant commodity cost increases in fiscal 2009. We maintained our efforts on holistic margin management (HMM), which include cost-savings initiatives, marketing spending efficiencies, and profitable sales mix strategies in order to protect our margins, enabling us to reinvest in our brands through higher levels of consumer marketing spending.
• We invested a significant amount in media and other brand-building marketing programs, which contributed to net sales growth across our businesses.
• We partnered with customers, including traditional food retailers, new retail formats, and various away-from-home channels, in order to enhance shopper insights, introduce new products and extend our existing brands to new markets.
• We continued to develop our business in international markets. We focused on our core platforms of super premium ice cream, convenient meal solutions, and healthy snacking by introducing new products and investing in consumer spending.
Details of our financial results are provided in the “Fiscal 2009 Consolidated Results of Operations” section below.
In fiscal 2010, our plans assume that world economic conditions will remain challenging, and that foreign currency exchange transaction and translation effects will reduce our reported net sales and earnings growth rates. Fiscal 2010 will be 52 weeks compared to 53 weeks in fiscal 2009. We expect our net sales in fiscal 2010 to be comparable to fiscal 2009 as reported. We expect input cost inflation to moderate from fiscal 2009 levels, which together with savings from our HMM initiatives should lead to expanded margins. Our key operating objectives for fiscal 2010 also include a high single digit increase in consumer marketing support. We believe this support, coupled with product innovation and consumer spending investments made in fiscal 2009, will be a key factor in generating unit volume growth, as we believe it builds consumer loyalty, increases our market share, and defends against other branded, private-label and value offerings. Our plans for international include unit volume growth through investment in our brands in growing categories and growth opportunities through distribution gains and innovation. We will also focus on higher-margin, branded product lines within the most attractive foodservice customer channels.
Our plans also call for $630 million of expenditures for capital projects and a significant amount of cash returned to stockholders through share repurchases and dividends. Our long-term objective is to reduce outstanding shares by a net 2 percent per year. We intend to continue repurchasing shares in fiscal 2010, with a goal of reducing average diluted shares outstanding, but at a rate less than our 2 percent long-term objective. On June 29, 2009, our Board of Directors approved a dividend increase to an annual rate of $1.88 per share. This represents a 9 percent compound annual growth rate in dividends from fiscal 2006 to fiscal 2010.
Certain terms used throughout this report are defined in a glossary in Item 8 of this report.
FISCAL 2009 CONSOLIDATED RESULTS OF OPERATIONS
For fiscal 2009, we reported diluted EPS of $3.80, up 2 percent from $3.71 per share earned in fiscal 2008. Earnings after tax were $1,304 million in fiscal 2009, up 1 percent from $1,295 million in fiscal 2008.

The components of net sales growth are shown in the following table:
Components of Net Sales Growth

Fiscal 2009
vs. 2008

Contributions from volume growth (a)	2 pts
Net price realization and mix	8 pts
Foreign currency exchange	-2 pts

Net sales growth	8 pts

     (a) Measured in tons based on the stated weight of our product shipments.
Net sales for fiscal 2009 grew 8 percent to $14.7 billion, driven by 2 percentage points of volume growth, mainly in our U.S. Retail and International segments, and 8 percentage points of growth from net price realization and mix. This growth was offset by 2 percentage points of unfavorable foreign currency exchange. The 53rd week in fiscal 2009 contributed approximately 1.5 percentage points of net sales growth.
Cost of sales was up $680 million in fiscal 2009 versus fiscal 2008, while cost of sales as a percent of net sales remained essentially flat from fiscal 2008 to fiscal 2009. Higher volume drove $90 million of the increase in cost of sales. Higher input costs and changes in mix increased cost of sales by $453 million. We also recorded a $119 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net decrease of $57 million in fiscal 2008. In fiscal 2008, we recorded $18 million of charges to cost of sales, primarily for depreciation associated with restructured assets. Cost of sales for fiscal 2008 also included $21 million of costs, including product write offs, logistics, and other costs, related to voluntary product recalls.
Gross margin grew 7 percent in fiscal 2009 versus fiscal 2008, as operating leverage, cost savings initiatives, and net price realization offset input cost inflation. Gross margin as a percent of net sales decreased by 10 basis points from fiscal 2008 to fiscal 2009.
Selling, general, and administrative (SG&A) expenses increased by $329 million in fiscal 2009 versus fiscal 2008. The increase in SG&A expenses from fiscal 2008 was largely the result of a 17 percent increase in media and other consumer marketing spending consistent with our brand-building strategy, along with higher levels of compensation and benefits expense. We also recorded write downs of $35 million related to various corporate investments in fiscal 2009, compared to a net gain of $16 million in fiscal 2008. These higher costs were partially offset by a $41 million settlement with the insurance carrier covering our La Salteña pasta manufacturing plant in Argentina that was destroyed by fire. SG&A expenses as a percent of net sales increased by 90 basis points compared to fiscal 2008.
During fiscal 2009 we recorded a net divestiture gain of $85 million. We recorded a gain of $129 million related to the sale of our Pop•Secret microwave popcorn product line. We recorded a $38 million loss on the sale of a portion of the assets of our frozen unbaked bread dough product line in our Bakeries and Foodservice segment, including the discontinuation of our frozen dinner roll product line in our U.S. Retail segment that shared a divested facility. In addition, we recorded a $6 million loss on the sale of our bread concentrates product line in our Bakeries and Foodservice segment.
Net interest for fiscal 2009 totaled $390 million, $32 million lower than fiscal 2008. Average interest-bearing instruments decreased $264 million leading to a $15 million decrease in net interest, while average interest rates decreased 20 basis points generating a $17 million decrease in net interest. Net interest includes preferred distributions paid on minority interests. The average interest rate on our total outstanding debt and minority interests was 5.6 percent in fiscal 2009 compared to 5.8 percent in fiscal 2008.

Restructuring, impairment, and other exit costs totaled $42 million in fiscal 2009 as follows:

Expense, in Millions

Closure of Contagem, Brazil bread and pasta plant	$16.8
Discontinuation of product line at Murfreesboro, Tennessee plant	8.3
Charges associated with restructuring actions previously announced	16.5

Total	$41.6

In fiscal 2009, due to declining financial results, we approved the restructuring of our International segment’s business in Brazil. We discontinued the production and marketing of Forno De Minas cheese bread and Frescarini pasta brands in Brazil and closed our Contagem, Brazil manufacturing facility. These actions affected 556 employees in our Brazilian operations. Our other product lines in Brazil are not affected by the decision. As a result of this decision, we incurred a charge of $17 million in the fourth quarter of fiscal 2009, consisting primarily of $5 million of employee severance, an $11 million non-cash impairment charge to write down assets to their net realizable value, and $1 million of other costs associated with this restructuring action. Subsequent to the end of our Brazilian subsidiary’s fiscal year end of April 30, 2009, we sold all of the production assets and the Forno De Minas brand for proceeds of $6 million. We utilized the values of the production assets established as part of the sale to determine the fiscal 2009 impairment charge. We expect this restructuring action to be completed in the second quarter of fiscal 2010.
Due to declining net sales and to improve manufacturing capacity for other product lines, we decided to exit our U.S. Retail segment’s Perfect Portions refrigerated biscuits product line at our manufacturing facility in Murfreesboro, Tennessee. We recorded an $8 million non-cash impairment charge against long lived assets used for this product line. Our other product lines at Murfreesboro are not affected by the decision, and no employees were affected by this action, which we expect will be completed in the second quarter of fiscal 2010.
In fiscal 2009, we also incurred $17 million of incremental plant closure expenses related to previously announced restructuring activities, including $10 million for the remainder of our lease obligation at our previously closed facility in Trenton, Ontario.
In fiscal 2009 we paid $10 million in cash related to restructuring actions taken in fiscal 2009 and previous years. In fiscal 2010, we expect to incur a nominal amount of expense associated with our previously announced restructuring actions.
Our consolidated effective income tax rate for fiscal 2009 was 37.3 percent compared to 34.4 percent in fiscal 2008. The increase in the effective rate is primarily due to the effect of a 2009 U.S. appellate court decision that reversed a 2008 U.S. district court decision. In the third quarter of fiscal 2008, we recorded an income tax benefit of $31 million as a result of a favorable U.S. district court decision on an uncertain tax matter. In the third quarter of fiscal 2009, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing the district court decision. As a result, we recorded $53 million (including interest) of income tax expense related to the reversal of cumulative income tax benefits from this uncertain tax matter recognized in fiscal years 1992 through 2008. We expect to make cash tax and interest payments of approximately $32 million in connection with this matter. We are currently evaluating our options for appeal. The rate also increased in fiscal 2009 due to $15 million of tax expense related to nondeductible goodwill write-offs associated with our divestitures.
Other items that decreased the 2009 effective income tax rate include a favorable California appeals court decision that resulted in the recognition of $10 million of tax benefits. In addition, we recognized $21 million of other tax benefits, primarily related to foreign tax credits and audit settlements.
After-tax earnings from joint ventures totaled $92 million in fiscal 2009, compared to $111 million in fiscal 2008. Fiscal 2009 earnings were reduced by a $6 million deferred income tax valuation allowance. In fiscal 2008, earnings included $16 million for our share of a gain on the sale of a Cereal Partners Worldwide (CPW) property in the United Kingdom offset by restructuring expenses of $8 million. Fiscal 2008 results also included $2 million for our share of a gain on the sale of the 8th Continent soymilk business. In fiscal 2009, net sales for CPW increased 2 percent. Volume growth of 4 percentage points, including growth in Russia, Middle East, Asia, and Latin America, and net price realization were offset by unfavorable foreign exchange. Net sales for our Häagen-Dazs joint venture in Japan increased 2 percent in fiscal 2009 as a result of favorable foreign exchange of 11 percentage points and positive net price realization, offset by a decrease in volume.
Average diluted shares outstanding decreased by 3 million from fiscal 2008 primarily due to the repurchase of 20 million shares of common stock in fiscal 2009, offset by the issuance of 14 million shares of common stock in fiscal 2008 to settle a forward contract with an affiliate of Lehman Brothers, Inc. (Lehman Brothers), the issuance of common stock upon stock option exercises, the issuance of annual stock awards, the vesting of restricted stock units, and the issuance of shares to acquire Humm Foods.
FISCAL 2009 CONSOLIDATED BALANCE SHEET ANALYSIS
Cash and cash equivalents increased $89 million from fiscal 2008, as discussed in the “Liquidity” section below.
Receivables decreased $128 million from fiscal 2008, as a result of foreign exchange translation and sales timing shifts. The allowance for doubtful accounts was essentially unchanged from fiscal 2008.
Inventories decreased $20 million from fiscal 2008 due to a decrease in the values and levels of grain inventories, as well as a $24 million increase in the reserve for the excess of first in, first out (FIFO) inventory costs over last in, first out (LIFO) inventory costs. These decreases were partially offset by higher levels of finished goods.
Prepaid expenses and other current assets decreased $41 million, as commodity and foreign exchange derivative receivables decreased $46 million.
Land, buildings, and equipment decreased $73 million, as capital expenditures of $563 million were partially offset by depreciation expense of $443 million. We also recorded $18 million of impairment charges associated with restructured facilities in Contagem, Brazil and Murfreesboro, Tennessee. In addition, we sold facilities with book values of $84 million in Cedar Rapids, Iowa; Bakersfield, California; Hazelton, Pennsylvania; Montreal, Canada; and Vinita, Oklahoma.
Goodwill and other intangible assets decreased $153 million from fiscal 2008 primarily due to decreases from foreign currency translation of $134 million, divestitures of $42 million, and deferred tax adjustments of $45 million related to divestitures and changes in acquisition related income tax liabilities. These were partially offset by the acquisition of Humm Foods, which increased goodwill and other intangibles by $61 million.
Other assets decreased $855 million from fiscal 2008, driven by a $915 million decrease in our pension asset following our annual update of assumptions and fiscal 2009 asset performance, offset by a $64 million increase in interest rate derivative receivables resulting from a decrease in interest rates.
Accounts payable decreased $134 million to $803 million in fiscal 2009 as a result of lower vendor payables associated with inventories and construction in progress, as well as foreign exchange translation.
Long-term debt, including current portion, and notes payable increased $76 million from fiscal 2008. We issued senior notes totaling $1.9 billion in fiscal 2009 that we used to repay a portion of our commercial paper.
The current and noncurrent portions of deferred income taxes decreased $302 million, due to losses in our pension assets and the book versus tax treatment of certain inventories and investments. We also incurred $216 million of deferred income tax expense in fiscal 2009.
Other current liabilities increased $242 million, driven by increases in accrued taxes of $101 million and a $28 million increase in consumer marketing accruals. We also had an increase in foreign exchange derivatives payable of $19 million.

Other liabilities increased $8 million, driven by an increase in accrued compensation benefits of $50 million and a $40 million increase in non-current interest derivatives payable, offset by a $88 million decrease in non-current taxes payable.
Retained earnings increased $725 million, reflecting fiscal 2009 net earnings of $1,304 million less dividends paid of $580 million. Treasury stock increased $815 million due to $1,296 million of share repurchases, offset by $443 million related to stock based compensation plans and $39 million for shares issued for the acquisition of Humm Foods. Additional paid in capital increased $101 million due primarily to an increase from stock compensation activity and $16 million for shares issued in the acquisition of Humm Foods. Accumulated other comprehensive income (loss) decreased by $1,052 million after-tax, primarily driven by losses in our pension, other postretirement, and postemployment benefit plans of $1.2 billion.
FISCAL 2008 CONSOLIDATED RESULTS OF OPERATIONS
For fiscal 2008, we reported diluted EPS of $3.71, up 17 percent from $3.18 per share earned in fiscal 2007. Earnings after tax were $1,295 million in fiscal 2008, up 13 percent from $1,144 million in fiscal 2007.
The components of net sales growth are shown in the following table:
Components of Net Sales Growth

Fiscal 2008
vs. 2007

Contributions from volume growth (a)	3 pts
Net price realization and mix	5 pts
Foreign currency exchange	2 pts

Net sales growth	10 pts

(a)	Measured in tons based on the stated weight of our product shipments.
Net sales for fiscal 2008 grew 10 percent to $13.7 billion, driven by 3 percentage points from volume growth, mainly in our U.S. Retail and International segments, and 5 percentage points of growth from net price realization and mix across many of our businesses. In addition, foreign currency exchange effects added 2 percentage points of growth. During the second quarter of fiscal 2008, we voluntarily recalled all pepperoni varieties of Totino’s and Jeno’s frozen pizza manufactured on or before October 30, 2007 due to potential contamination. We also voluntarily recalled one flavor of Progresso soup during the third quarter of fiscal 2008. The frozen pizza and soup recalls did not significantly impact our net sales for fiscal 2008.
Cost of sales was up $823 million in fiscal 2008 versus fiscal 2007. Cost of sales as a percent of net sales in fiscal 2008 increased 40 basis points compared to fiscal 2007. Higher volume drove $207 million of this increase. Higher input costs and changes in mix increased cost of sales by $633 million. We recorded net mark-to-market gains of $60 million related to derivatives on open commodity positions to mitigate input cost inflation, and a $3 million loss from the revaluation of certain grain inventories to market. We also recorded $18 million of charges to cost of sales, primarily for depreciation associated with restructured assets. Our La Salteña pasta manufacturing plant in Argentina was destroyed by a fire resulting in a loss of $1 million, net of insurance proceeds, from the write off of inventory and property, plant, and equipment, and severance expense related to this event. Cost of sales for fiscal 2008 also included $21 million of costs, including product write offs, logistics, and other costs, related to the voluntary recalls.
Gross margin grew 9 percent in fiscal 2008 versus fiscal 2007, driven by higher volume, cost savings initiatives, and net price realization. Gross margin as a percent of net sales declined 40 basis points from fiscal 2007 to fiscal 2008. This primarily reflects declines in our Bakeries and Foodservice segment, where we took price increases designed to offset cost increases on a dollar basis, but gross margin as a percent of net sales declined.

SG&A expenses increased by $236 million in fiscal 2008 versus fiscal 2007. The increase in SG&A expenses from fiscal 2007 was largely the result of a 13 percent increase in media and other consumer marketing spending consistent with our brand-building strategy, $30 million more foreign exchange losses than the previous year, higher levels of compensation and benefits, a 7 percent increase in research and development expense supporting our innovation initiatives, and $9 million of costs associated with the remarketing of the Class A and Series B-1 Interests in our General Mills Cereals, LLC (GMC) subsidiary. SG&A expenses as a percent of net sales was essentially flat compared to fiscal 2007.
Net interest for fiscal 2008 totaled $422 million, $5 million lower than fiscal 2007. Average interest-bearing instruments increased $467 million leading to a $29 million increase in net interest, while average interest rates decreased 50 basis points generating a $34 million decrease in net interest. Net interest includes preferred distributions paid on minority interests.
Restructuring, impairment, and other exit costs totaled $21 million in fiscal 2008 as follows:

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

During fiscal 2008, we approved a plan to transfer Old El Paso production from our Poplar, Wisconsin facility to other plants and to close the Poplar facility. This action to improve capacity utilization and reduce costs affected 113 employees at the Poplar facility, and resulted in a charge of $3 million consisting entirely of employee severance. Due to declining financial results, we decided to exit our frozen waffle product line (retail and foodservice) and to close our frozen waffle plant in Allentown, Pennsylvania, affecting 111 employees. We recorded a $3 million charge for employee severance and a $6 million non-cash impairment charge against long-lived assets at the plant. We also completed an analysis of the viability of our Bakeries and Foodservice frozen dough facility in Trenton, Ontario, and closed the facility, affecting 470 employees. We recorded an $8 million charge for employee expenses and a $3 million charge for shutdown and decommissioning costs. We also restructured our production scheduling and discontinued our cake production line at our Chanhassen, Minnesota Bakeries and Foodservice plant. These actions affected 125 employees, and we recorded a $3 million charge for employee severance, partially offset by a $1 million gain from the sale of long-lived assets. All of the foregoing actions were completed in fiscal 2009. Finally, we recorded additional charges of $4 million primarily related to previously announced Bakeries and Foodservice segment restructuring actions, including employee severance for 38 employees, that were completed in fiscal 2008.
In addition, during fiscal 2008 we recorded an $18 million non-cash charge related to depreciation associated with restructured assets at our plant in Trenton, Ontario and $1 million of inventory write offs at our plants in Chanhassen, Minnesota and Allentown, Pennsylvania. These charges are recorded in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate items in our segment results.
Our consolidated effective income tax rate for fiscal 2008 was 34.4 percent compared to 34.3 percent for the same period of fiscal 2007. The 0.1 percentage point increase was the result of an increase in the state income tax rate due to more income in higher rate jurisdictions and lower foreign tax credits. These items were offset by a favorable U.S. district court decision on an uncertain tax matter that reduced our liability for uncertain tax positions and related accrued interest by $31 million. As discussed above under the heading “Fiscal 2009 Consolidated Results of Operations”, this decision was reversed by a U.S. appellate court decision in fiscal 2009.

After-tax earnings from joint ventures totaled $111 million in fiscal 2008, compared to $73 million in fiscal 2007. In fiscal 2008, net sales for CPW grew 23 percent driven by higher volume, key new product introductions including Oats & More in the United Kingdom and Nesquik Duo across a number of regions, favorable foreign currency effects, and the benefit of a full year of sales from the Uncle Tobys acquisition, which closed in July 2006. Our fiscal 2008 after-tax earnings from joint ventures was benefited by $16 million for our share of a gain on the sale of a CPW property in the United Kingdom offset by restructuring expenses of $8 million. Net sales for our Häagen-Dazs joint ventures in Asia increased 16 percent in fiscal 2008 as a result of favorable foreign exchange and introductory product shipments. During the third quarter of fiscal 2008, the 8th Continent soymilk business was sold. Our 50 percent share of the after-tax gain on the sale was $2 million.
Average diluted shares outstanding decreased by 13 million from fiscal 2007 due to our repurchase of 24 million shares of stock during fiscal 2008, partially offset by the issuance of 14 million shares to settle a forward purchase contract with an affiliate of Lehman Brothers, the issuance of shares upon stock option exercises, the issuance of annual stock awards, and the vesting of restricted stock units.
RESULTS OF SEGMENT OPERATIONS
Our businesses are organized into three operating segments: U.S. Retail; International; and Bakeries and Foodservice.
The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal years 2009, 2008, and 2007:
Net Sales

		Percent of		Percent of		Percent of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
	Fiscal Year
In Millions	2009		2008		2007

U.S. Retail	$10,052.1	68%	$9,072.0	66%	$8,491.3	68%
International	2,591.4	18	2,558.8	19	2,123.4	17
Bakeries and Foodservice	2,047.8	14	2,021.3	15	1,826.8	15

Total	$14,691.3	100%	$13,652.1	100%	$12,441.5	100%

Segment Operating Profit

		Percent of		Percent of		Percent of
	Segment	Segment	Segment	Segment	Segment	Segment
	Operating	Operating	Operating	Operating	Operating	Operating
	Profit	Profit	Profit	Profit	Profit	Profit
	Fiscal Year
In Millions	2009		2008		2007

U.S. Retail	$2,208.5	84%	$1,971.2	82%	$1,896.6	84%
International	261.4	10	268.9	11	215.7	10
Bakeries and Foodservice	171.0	6	165.4	7	147.8	6

Total	$2,640.9	100%	$2,405.5	100%	$2,260.1	100%

Segment operating profit excludes unallocated corporate items, gain on divestitures, and restructuring, impairment, and other exit costs because these items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by our executive management.

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
The components of the changes in net sales are shown in the following table:
Components of U.S. Retail Net Sales Growth

	Fiscal 2009	Fiscal 2008
	vs. 2008	vs. 2007

Contributions from volume growth (a)	4 pts	3 pts
Net price realization and mix	7 pts	4 pts

Net sales growth	11 pts	7 pts

(a)	Measured in tons based on the stated weight of our product shipments.
In fiscal 2009, net sales for our U.S. Retail segment were $10.1 billion, up 11 percent from fiscal 2008. Net price realization and mix added 7 percentage points of growth and volume on a tonnage basis contributed 4 percentage points of growth.
Net sales for this segment totaled $9.1 billion in fiscal 2008 and $8.5 billion in fiscal 2007. The growth in fiscal 2008 net sales was the result of a 4 percentage point benefit from net price realization and mix, as well as a 3 percentage point increase in volume in fiscal 2008 versus fiscal 2007, led by strong growth in our grain snacks and yogurt businesses.
All of our U.S. Retail divisions experienced net sales growth in fiscal 2009 as shown in the tables below:
U.S. Retail Net Sales by Division

	Fiscal Year
In Millions	2009	2008	2007

Big G	$2,259.5	$2,028.0	$1,932.9
Meals	2,157.1	2,006.1	1,909.2
Pillsbury	1,869.8	1,673.4	1,591.4
Yoplait	1,468.9	1,293.1	1,170.7
Snacks	1,246.6	1,197.6	1,066.5
Baking Products	850.7	723.3	666.7
Small Planet Foods and Other	199.5	150.5	153.9

Total	$10,052.1	$9,072.0	$8,491.3

U.S. Retail Change in Net Sales by Division

	Fiscal 2009	Fiscal 2008
	vs. 2008	vs. 2007

Big G	11%	5%
Meals	8	5
Pillsbury	12	5
Yoplait	14	10
Snacks	4	12
Baking Products	18	8
Small Planet Foods	30	6

Total	11%	7%

In fiscal 2009, Big G cereals net sales increased 11 percent driven by growth across the portfolio, including gains on MultiGrain Cheerios, Honey Nut Cheerios, Cinnamon Toast Crunch, and the Fiber One cereals. Net sales for Meals grew 8 percent led by Helper dinner mixes, the new Macaroni Grill dinner mix line, and Green Giant frozen vegetables. Pillsbury net sales increased 12 percent led by Totino’s pizza and Pizza Rolls snacks, Pillsbury refrigerated dough products, and new Pillsbury Savorings frozen appetizers. Yoplait net sales grew 14 percent led by contributions from Yoplait Light. Net sales for Snacks increased 4 percent, as gains in grain snacks including Fiber One bars and Chex Mix more than offset the reduction in sales from the divestiture of Pop•Secret this year. Baking Products net sales grew 18 percent reflecting gains in Betty Crocker dessert mixes, Bisquick baking mix, and Gold Medal flour. Net sales for Small Planet Foods grew 30 percent including contributions from the Lärabar product line acquired in fiscal 2009.
For fiscal 2008, Big G cereals net sales grew 5 percent, driven by growth in core brands including Cheerios varieties and Fiber One cereals. Net sales for Meals grew by 5 percent led by Progresso ready-to-serve soups. Pillsbury net sales increased 5 percent led by Totino’s frozen pizza and hot snacks and Pillsbury refrigerated baked goods. Yoplait net sales grew 10 percent due to growth on Yoplait Light yogurt and new products including Yo-Plus and Fiber One yogurt. Net sales for Snacks grew 12 percent led by increased sales for Nature Valley grain snacks and Fiber One bars. Baking Products net sales grew 8 percent due to increases in Betty Crocker cookie mixes, Gold Medal flour, and the launch of Warm Delights Minis.
Segment operating profit of $2.2 billion in fiscal 2009 improved $237 million, or 12 percent, over fiscal 2008. Net price realization and mix increased segment operating profit by $596 million, and volume growth increased segment operating profit by $146 million. These were partially offset by increased supply chain input costs of $338 million, a 19 percent increase in consumer marketing expense consistent with our brand-building strategy, and higher administrative costs. In fiscal 2008, voluntary product recalls reduced segment operating profit by $24 million.
Segment operating profit of $2.0 billion in fiscal 2008 improved $75 million, or 4 percent, over fiscal 2007. Net price realization and mix increased segment operating profit by $317 million, and volume growth increased segment operating profit by $95 million. These were offset by increased supply chain input costs of $181 million, higher administrative costs, and a 12 percent increase in consumer marketing expense consistent with our brand-building strategy. Voluntary product recalls reduced segment operating profit by $24 million.
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

The components of net sales growth are shown in the following table:
Components of International Net Sales Growth

	Fiscal 2009	Fiscal 2008
	vs. 2008	vs. 2007

Contributions from volume growth (a)	1 pts	6 pts
Net price realization and mix	9 pts	5 pts
Foreign currency exchange	-9 pts	9 pts

Net sales growth	1 pts	20 pts

(a)	Measured in tons based on the stated weight of our product shipments.
For fiscal 2009, net sales for our International segment were $2,591 million, up 1 percent from fiscal 2008. This growth was driven by 9 percentage points of net price realization and mix and 1 percentage point of volume growth, offset by 9 percentage points of unfavorable foreign exchange.
Net sales totaled $2,559 million in fiscal 2008, up 20 percent from $2,123 million in fiscal 2007. The growth in fiscal 2008 was driven mainly by 9 percentage points of favorable foreign exchange, in addition to a 6 percentage point increase in volume growth and a 5 percentage point increase in net price realization and mix.
Net sales growth for our International segment by geographic region is shown in the following tables:
International Net Sales by Geographic Region

	Fiscal Year
In Millions	2009	2008	2007

Europe	$857.8	$898.5	$756.3
Canada	651.8	697.0	610.4
Asia/Pacific	635.8	577.4	462.0
Latin America	446.0	385.9	294.7

Total	$2,591.4	$2,558.8	$2,123.4

International Change in Net Sales by Geographic Region

	Fiscal 2009	Fiscal 2008
	vs. 2008	vs. 2007

Europe	-5%	19%
Canada	-6	14
Asia/Pacific	10	25
Latin America	16	31

Total	1%	20%

In fiscal 2009, net sales in Europe decreased by 5 percent driven by 9 points of unfavorable foreign currency exchange, partially offset by net sales growth of Old El Paso across Europe and dough products in the United Kingdom. Net sales in Canada decreased 6 percent due to 13 points of unfavorable foreign currency exchange partially offset by growth from cereal products and Fiber One bars. Net sales in the Asia/Pacific region increased by 10 percent, including sales growth for Häagen-Dazs and Wanchai Ferry brands in China, and increased sales of Old El Paso and Latina in Australia. Latin America net sales increased 16 percent due to net price realization and the sales volume recovery in Argentina after a fire destroyed our La Salteña manufacturing facility in fiscal 2008.
In fiscal 2008, net sales in Europe increased 19 percent reflecting performance from Old El Paso and Häagen-Dazs in the United Kingdom. Continued success from the launch of Nature Valley granola bars in several European markets and favorable foreign exchange also contributed to the region’s growth. Net sales in Canada increased 14 percent including favorable foreign exchange. In the Asia/Pacific region, net sales increased 25 percent led by double-digit growth for Häagen-Dazs ice cream and Wanchai Ferry dumplings and meal kits in China. In Latin America, net sales increased 31 percent led by Diablitos canned meat spread in Venezuela and net price realization in other countries, partially offset by lost sales following our plant fire in Argentina.
Segment operating profit for fiscal 2009 declined 3 percent to $261 million from $269 million in the same period a year ago driven by a 14 percentage point decrease due to unfavorable foreign exchange. Increases in net price realization and mix and volume growth offset increases in supply chain input costs of $16 million and a 3 percent increase in consumer marketing expense.
Segment operating profit for fiscal 2008 grew to $269 million, up 25 percent from fiscal 2007, with foreign currency exchange contributing 9 percentage points of that growth. Segment operating profit increased by $38 million from higher volumes. Net price realization and mix more than offset higher supply chain input costs, a 22 percent increase in consumer marketing expense, and administrative cost increases.
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
The components of the change in net sales are shown in the following table:
Components of Bakeries and Foodservice Net Sales Growth

	Fiscal 2009	Fiscal 2008
	vs. 2008	vs. 2007

Contributions from volume growth (a)	-6 pts	-3 pts
Net price realization and mix	7 pts	14 pts
Foreign currency exchange	Flat	Flat

Net sales growth	1 pts	11 pts

(a)	Measured in tons based on the stated weight of our product shipments.
For fiscal 2009, net sales for our Bakeries and Foodservice segment increased 1 percent to $2,048 million. The increase in fiscal 2009 was driven by 7 percentage points of net price realization and mix. This was offset by a 6 percentage point decrease in volume, mainly in the distributors and restaurants customer channel, including the effects of divested product lines.
For fiscal 2008, net sales for our Bakeries and Foodservice segment increased to $2,021 million. The growth in fiscal 2008 net sales was driven by 14 percentage points of benefit from net price realization and mix, as we took price increases to offset higher supply chain input costs. This was partially offset by a 3 percentage point decline in volume.
Net sales growth for our Bakeries and Foodservice segment by customer segment is shown in the following tables:
Bakeries and Foodservice Net Sales by Customer Segment

	Fiscal Year
In Millions	2009	2008	2007

Distributors and restaurants	$890.1	$902.0	$864.8
Bakery channels	950.8	927.8	780.5
Convenience stores and vending	206.9	191.5	181.5

Total	$2,047.8	$2,021.3	$1,826.8

Bakeries and Foodservice Change in Net Sales by Customer Segment

	Fiscal 2009	Fiscal 2008
	vs. 2008	vs. 2007

Distributors and restaurants	-1%	4%
Bakery channels	2	19
Convenience stores and vending	8	6

Total	1%	11%

In fiscal 2009, segment operating profits were $171 million, up 3 percent from $165 million in fiscal 2008. The increase was due to margin expansion and HMM efforts which offset significant volume declines and lower grain merchandising activities.
Segment operating profits were $165 million in fiscal 2008, up 12 percent from $148 million in fiscal 2007. The increase for the year was driven by grain merchandising activities and benefits from prior restructuring activities. Net price realization and mix offset higher supply chain input costs and a decrease in volume.
UNALLOCATED CORPORATE ITEMS
Unallocated corporate items include variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, all stock compensation costs, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance. This includes gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments in accordance with our policy as discussed in Note 2 of the Consolidated Financial Statements in Item 8 of this report.
For fiscal 2009, unallocated corporate items totaled $361 million of expense compared to $157 million of expense for the same period last year. The $204 million increase in expense was driven primarily by a $176 million net increase in expense related to mark-to-market valuations of certain commodity positions and grain inventories. We also recorded write downs of $35 million related to various corporate investments in fiscal 2009, compared to a net gain of $16 million in fiscal 2008, and a $16 million increase in contributions to the General Mills Foundation, offset by a fiscal 2009 gain from an insurance settlement as discussed above under the heading “Fiscal 2009 Consolidated Results of Operations”.
Unallocated corporate items were $157 million in fiscal 2008 compared to $163 million in fiscal 2007. During fiscal 2008, we recognized a net gain of $57 million related to the mark-to-market valuation of certain commodity positions and a previously deferred gain of $11 million on the sale of a corporate investment. These gains were offset by $26 million of unfavorable foreign exchange, $18 million of charges to cost of sales, primarily depreciation on long-lived assets associated with previously announced restructuring actions, and $9 million of expense related to the remarketing of minority interests in our GMC subsidiary.
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
On July 14, 2006, CPW acquired the Uncle Tobys cereal business in Australia for $386 million. We funded our 50 percent share of the purchase price by making additional advances to and equity contributions in CPW totaling $135 million (classified as investments in affiliates, net on the Consolidated Statements of Cash Flows) and by acquiring a 50 percent undivided interest in certain intellectual property for $58 million (classified as acquisitions on the Consolidated Statements of Cash Flows). We funded the advances to and our equity contribution in CPW from cash generated by our international operations, including our international joint ventures.
We also have a 50 percent equity interest in Häagen-Dazs Japan, Inc. This joint venture manufactures, distributes, and markets Häagen-Dazs ice cream products and frozen novelties. In fiscal 2007, we changed the reporting period for this joint venture. Accordingly, fiscal 2007 includes only 11 months of results from this joint venture compared to 12 months in fiscal 2009 and fiscal 2008.
Domestic Joint Venture
During fiscal 2008, the 8th Continent soy milk business was sold. We recorded a $2 million gain in fiscal 2008 reflecting our 50 percent share of the after-tax gain on the sale. We will record approximately $1 million of additional gain in the first quarter of fiscal 2010 if certain conditions related to the sale are satisfied.
Our share of after-tax joint venture earnings decreased from $111 million in fiscal 2008 to $92 million in fiscal 2009. In fiscal 2009, earnings were reduced by a $6 million deferred income tax valuation allowance. In fiscal 2008, earnings included $16 million for our share of a gain on the sale of a CPW property in the United Kingdom offset by restructuring expenses of $8 million. Also, fiscal 2008 results included $2 million for our share of a gain on the sale of the 8th Continent soymilk business.
Our after-tax share of CPW restructuring, impairment, and other exit costs was as follows:

	Fiscal Year
Expense (Income), in Millions	2009	2008	2007

Gain on sale of property	$—	$(15.9)	$—
Depreciation associated with restructured assets	—	4.5	8.2
Other charges resulting from restructuring actions	—	3.2	—

Total	$—	$(8.2)	$8.2

Our share of after-tax joint venture earnings increased from $73 million in fiscal 2007 to $111 million in fiscal 2008. This growth was largely driven by strong sales growth, favorable foreign exchange, and our share of the gain from the sale of a CPW property.
The change in net sales for each joint venture is set forth in the following table:
Joint Venture Change in Net Sales

	Fiscal 2009	Fiscal 2008
	vs. 2008	vs. 2007

CPW	2%	23%
Häagen-Dazs (12 months in fiscal 2009 and fiscal 2008 and 11 months in fiscal 2007 )	2	16

Joint Ventures	2%	21%

For fiscal 2009, CPW net sales grew by 2 percent reflecting higher volume and net price realization, slightly offset by unfavorable foreign currency exchange. Net sales for our Häagen-Dazs joint venture increased 2 percent from fiscal 2008 as a result of favorable foreign exchange of 11 percentage points and positive net price realization, offset by a decrease in volume.
For fiscal 2008, CPW net sales grew by 23 percent reflecting higher volume, key new product introductions including Oats & More in the United Kingdom and Nesquik Duo across a number of regions, favorable foreign currency effects, and the benefit of a full year of sales from the fiscal 2007 Uncle Tobys acquisition. Net sales for our Häagen-Dazs joint venture increased 16 percent from fiscal 2007, as a result of favorable foreign exchange and introductory product shipments.

Selected cash flows from our joint ventures are set forth in the following table:
Selected Cash Flows from Joint Ventures

	Fiscal Year
Inflow (Outflow), in Millions	2009	2008	2007

Advances to joint ventures	$(14.2)	$(20.6)	$(141.4)
Repayments of advances	22.4	95.8	38.0
Dividends received	68.5	108.7	45.2

IMPACT OF INFLATION
We have experienced high levels of input cost inflation since fiscal 2006. Our gross margin performance in fiscal 2009 reflects the impact of significant input cost inflation, primarily from commodities and energy inputs. We expect the rate of inflation to moderate in fiscal 2010. We attempt to minimize the effects of inflation through appropriate planning and operating practices. Our risk management practices are discussed in Item 7A of this report.
LIQUIDITY
The primary source of our liquidity is cash flow from operations. Over the most recent three-year period, our operations have generated $5.3 billion in cash. A substantial portion of this operating cash flow has been returned to stockholders through share repurchases and dividends. We also use this source of liquidity to fund our capital expenditures. We typically use a combination of cash, notes payable, and long-term debt to finance acquisitions and major capital expansions.
Cash Flows from Operations

	Fiscal Year
In Millions	2009	2008	2007

Net earnings	$1,304.4	$1,294.7	$1,143.9
Depreciation and amortization	453.6	459.2	417.8
After-tax earnings from joint ventures	(91.9)	(110.8)	(72.7)
Stock-based compensation	117.7	133.2	127.1
Deferred income taxes	215.8	98.1	26.0
Tax benefit on exercised options	(89.1)	(55.7)	(73.1)
Distributions of earnings from joint ventures	68.5	108.7	45.2
Pension and other postretirement benefit plan contributions	(220.3)	(14.2)	(60.6)
Pension and other postretirement benefit plan (income) expense	(27.5)	5.5	5.6
Divestitures (gain), net	(84.9)	—	—
Gain on insurance settlement	(41.3)	—	—
Restructuring, impairment, and other exit costs (income)	31.3	(1.7)	39.1
Changes in current assets and liabilities	176.9	(126.7)	149.1
Other, net	15.0	(60.4)	3.8

Net cash provided by operating activities	$1,828.2	$1,729.9	$1,751.2

In fiscal 2009, our operations generated $1,828 million of cash compared to $1,730 million in fiscal 2008, primarily reflecting a $304 million reduction in the use of working capital in fiscal 2009. Inventories used $137 million less cash and accounts payable used $242 million more cash year over year due to decreases in grain prices and grain inventory levels in fiscal 2009. Other current liabilities were a $136 million increased source of cash, primarily due to lower cash taxes paid and higher consumer marketing accruals. Other current assets provided $96 million more cash, primarily due to changes in currency and commodity derivative receivables. Accounts receivable provided $176 million more cash driven by sales timing shifts and improvements in collections in certain international markets. The favorable change in working capital was offset by a $200 million voluntary contribution made to our principal domestic pension plans.
We strive to grow a key measure, core working capital, at or below our growth in net sales. For fiscal 2009, core working capital declined 1 percent, compared to net sales growth of 8 percent, largely driven by a decrease in inventory in fiscal 2009. In fiscal 2008, core working capital grew 12 percent, more than net sales growth of 10 percent, and in fiscal 2007, core working capital grew 4 percent, less than net sales growth of 6 percent.
Our cash flows from operations decreased $21 million from fiscal 2007 to fiscal 2008 as a $151 million increase in net earnings and a $72 million effect of changes in deferred income taxes were more than offset by the $276 million increase in the use of cash for working capital.
Cash Flows from Investing Activities

	Fiscal Year
In Millions	2009	2008	2007

Purchases of land, buildings, and equipment	$(562.6)	$(522.0)	$(460.2)
Acquisitions	—	0.6	(83.4)
Investments in affiliates, net	5.9	64.6	(100.5)
Proceeds from disposal of land, buildings, and equipment	4.1	25.9	13.8
Proceeds from divestitures of product lines	244.7	—	13.5
Proceeds from insurance settlement	41.3	—	—
Other, net	(22.3)	(11.5)	19.7

Net cash used by investing activities	$(288.9)	$(442.4)	$(597.1)

In fiscal 2009, cash used by investing activities decreased by $154 million from fiscal 2008 primarily due to proceeds of $245 million from the sale of certain product lines. We also received insurance proceeds of $41 million in the third quarter of fiscal 2009 from the settlement with the insurance carrier covering the loss at our La Salteña pasta manufacturing facility in Argentina. These proceeds will offset the capital expenditures required to replace the manufacturing facility that was destroyed by fire in fiscal 2008.
Capital expenditures in fiscal 2009 increased $41 million from the same period last year as we increased manufacturing capacity for our cereal, snack bars, soup, and yogurt products.
In fiscal 2008, cash used by investing activities decreased by $155 million from fiscal 2007. During fiscal 2008, we sold our former production facilities in Vallejo, California and Allentown, Pennsylvania, while in fiscal 2007 we sold our frozen pie product line, including a plant in Rochester, New York, and our par-baked bread product line, including plants in Chelsea, Massachusetts and Tempe, Arizona. These sale proceeds were offset by the funding of our share of CPW’s acquisition of the Uncle Tobys cereal business in Australia (reflected in acquisitions and investments in affiliates, net), and our acquisition of Saxby Bros. Limited and our master franchisee of Häagen-Dazs shops in Greece. In addition, capital investment for land, buildings, and equipment increased by $62 million, as we continued to increase manufacturing capacity for our snack bars and yogurt products and began consolidating manufacturing for our Old El Paso product line.
We expect capital expenditures to increase to approximately $630 million in fiscal 2010, including initiatives that will: increase manufacturing capacity for Yoplait yogurt, Totino’s Pizza Rolls pizza snacks, and cereals; continue productivity increases throughout the supply chain; rebuild the pasta plant in Argentina that was destroyed by fire in fiscal 2008; and expand International production capacity for Wanchai Ferry products and Old El Paso tortillas.

Cash Flows from Financing Activities

	Fiscal Year
In Millions	2009	2008	2007

Change in notes payable	$(1,390.5)	$946.6	$(280.4)
Issuance of long-term debt	1,850.0	1,450.0	2,650.0
Payment of long-term debt	(370.3)	(1,623.4)	(2,323.2)
Settlement of Lehman Brothers forward purchase contract	—	750.0	—
Repurchase of Series B-1 limited membership interests in GMC	—	(843.0)	—
Repurchase of General Mills Capital, Inc. preferred stock	—	(150.0)	—
Proceeds from sale of Class A limited membership interests in GMC	—	92.3	—
Proceeds from common stock issued on exercised options	305.2	191.4	317.4
Tax benefit on exercised options	89.1	55.7	73.1
Purchases of common stock for treasury	(1,296.4)	(1,432.4)	(1,320.7)
Dividends paid	(579.5)	(529.7)	(505.2)
Other, net	(12.1)	(0.5)	(9.1)

Net cash used by financing activities	$(1,404.5)	$(1,093.0)	$(1,398.1)

Net cash used by financing activities increased by $312 million in fiscal 2009.
In January 2009, we sold $1.2 billion aggregate principal amount of our 5.65 percent notes due 2019. In August 2008, we sold $700 million aggregate principal amount of our 5.25 percent notes due 2013. The proceeds of these notes were used to repay a portion of our outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time for a specified make-whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.
On October 15, 2007, we settled the forward contract established with Lehman Brothers in October 2004 in conjunction with the issuance by Lehman Brothers of $750 million of notes that were mandatorily exchangeable for shares of our common stock. In settlement of that forward contract, we issued 14 million shares of our common stock and received $750 million in cash from Lehman Brothers. We used the cash to reduce outstanding commercial paper balances.
On August 7, 2007, we repurchased for a net amount of $843 million all of the outstanding Series B-1 Interests in GMC as part of a required remarketing of those interests. The purchase price reflected the Series B-1 Interests’ original capital account balance of $835 million and $8 million of capital account appreciation attributable and paid to the third party holder of the Series B-1 Interests. The capital appreciation paid to the third party holder of the Series B-1 Interests was recorded as a reduction to retained earnings, a component of stockholders’ equity, on our Consolidated Balance Sheets, and reduced net earnings available to common stockholders in our basic and diluted EPS calculations.
In April 2007, we issued $1.15 billion of floating rate convertible senior notes. In April 2008, holders of $1.14 billion of those notes tendered them to us for repurchase. In April 2009, we repurchased all of the remaining outstanding notes. We issued commercial paper to fund the repurchases.
We and the third party holder of all of GMC’s outstanding Class A limited membership interests (Class A Interests) agreed to reset, effective on June 28, 2007, the preferred rate of return applicable to the Class A Interests to the sum of three-month LIBOR plus 65 basis points. On June 28, 2007, we sold $92 million of additional Class A Interests to the same third party. There was no gain or loss associated with these transactions. As of May 31, 2009, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $242 million, and the capital account balance of the Class A Interests upon which preferred distributions are calculated was $248 million.

On June 28, 2007, we repurchased for $150 million all of the outstanding Series A preferred stock of our subsidiary General Mills Capital, Inc. using proceeds from the sale of the Class A Interests and commercial paper. There was no gain or loss associated with this repurchase.
During fiscal 2009, we repurchased 20 million shares of our common stock for an aggregate purchase price of $1,296 million. During fiscal 2008, we repurchased 24 million shares of our common stock for an aggregate purchase price of $1,368 million. During fiscal 2007, we repurchased 25 million shares of our common stock for an aggregate purchase price of $1,385 million, of which $64 million settled after the end of our fiscal year. In fiscal 2007, our Board of Directors authorized the repurchase of up to 75 million shares of our common stock. Purchases under the authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no specified termination date.
Dividends paid in fiscal 2009 totaled $580 million, or $1.72 per share, a 10 percent per share increase from fiscal 2008. Dividends paid in fiscal 2008 totaled $530 million, or $1.57 per share, a 9 percent per share increase from fiscal 2007 dividends of $1.44 per share. Our Board of Directors approved a quarterly dividend increase from $0.43 per share to $0.47 per share effective with the dividend payable on August 1, 2009.
CAPITAL RESOURCES
Total capital consisted of the following:

	May 31,	May 25,
In Millions	2009	2008

Notes payable	$812.2	$2,208.8
Current portion of long-term debt	508.5	442.0
Long-term debt	5,754.8	4,348.7

Total debt	7,075.5	6,999.5
Minority interests	242.3	242.3
Stockholders’ equity	5,174.7	6,215.8

Total capital	$12,492.5	$13,457.6

The decline in total capital from fiscal 2008 to fiscal 2009 was primarily due to actuarial losses on our defined benefit plans recorded in accumulated other comprehensive income (loss).
The following table details the fee-paid committed and uncommitted credit lines we had available as of May 31, 2009:

In Billions	Amount

Credit facility expiring:
October 2010	$1.1
October 2012	1.8

Total committed credit facilities	2.9
Uncommitted credit facilities	0.4

Total committed and uncommitted credit facilities	$3.3

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada, and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. We also have $0.4 billion in uncommitted credit lines that support our foreign operations. As of May 31, 2009, there were no amounts outstanding on the fee-paid committed credit lines and $135 million was drawn on the uncommitted lines. The credit facilities contain several covenants with which we were in compliance as of May 31, 2009, including a requirement to maintain a fixed charge coverage ratio of at least 2.5.
Certain of our long-term debt agreements and our minority interests contain restrictive covenants. As of May 31, 2009, we were in compliance with all of these covenants.
We have $508 million of long-term debt maturing in the next 12 months that is classified as current. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
As of May 31, 2009, our total debt, including the impact of derivative instruments designated as hedges, was 88 percent in fixed-rate and 12 percent in floating-rate instruments, compared to 66 percent in fixed-rate and 34 percent in floating-rate instruments on May 25, 2008. The change in the fixed-rate and floating-rate percentages was driven by the refinancing of $1.9 billion of commercial paper with fixed-rate notes during fiscal 2009.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities. The shelf registration statement will expire in December 2011.
Growth in return on average total capital is one of our key performance measures (see the “Non-GAAP Measures” section below for our discussion of this measure, which is not defined by GAAP). Return on average total capital increased from 11.8 percent in fiscal 2008 to 12.3 percent in fiscal 2009 primarily due to increased earnings and improvements in core working capital. We also believe important measures of financial strength are the ratio of fixed charge coverage and the ratio of operating cash flow to debt. Our fixed charge coverage ratio in fiscal 2009 was 5.31 compared to 4.87 in fiscal 2008. The measure increased from fiscal 2008 as earnings before income taxes and after-tax earnings from joint ventures increased by $127 million and fixed charges decreased by $31 million. Our operating cash flow to debt ratio increased 1.1 points to 25.8 percent in fiscal 2009, driven by a higher rate of increase in cash flows from operations than the rate of increase in our year-end debt balance.
Currently, Standard and Poor’s (S&P) has ratings of BBB+ on our long-term debt and A-2 on our commercial paper. Moody’s Investors Services (Moody’s) has ratings of Baa1 for our long-term debt and P-2 for our commercial paper. Fitch Ratings (Fitch) rates our long-term debt BBB+ and our commercial paper F-2. These ratings are not a recommendation to buy, sell or hold securities, are subject to revision or withdrawal at any time by the rating organization, and should be evaluated independently of any other rating.
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
The holder of the Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 65 basis points, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $248 million). The Fifth Amended and Restated Limited Liability Company Agreement of GMC requires that the preferred return rate of the Class A Interests be adjusted every five years through a negotiated agreement between the Class A Interest holder and GMC, or through a remarketing auction. The next remarketing is scheduled to occur in June 2012 and thereafter in five-year intervals. Upon a failed remarketing, the preferred return rate over three-month LIBOR will be increased by 75 basis points until the next remarketing, which will occur in 3 month intervals until a successful remarketing occurs or the managing member purchases the Class A Interests. The managing member may at any time elect to purchase all of the Class A Interests for an amount equal to the holder’s capital account balance (as adjusted in a mark-to-market valuation), plus any accrued but unpaid preferred returns and the prescribed make-whole amount.

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
For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of GMC are included in our Consolidated Financial Statements. The return to the third party investor is reflected in net interest in the Consolidated Statements of Earnings. The third party investor’s interests in GMC are classified as minority interests on our Consolidated Balance Sheets. As discussed in the “Recently Issued Accounting Pronouncements” section below, we expect our adoption of Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (SFAS 160), in fiscal 2010 to change the financial statement presentation of these interests in GMC.
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
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
As of May 31, 2009, we have issued guarantees and comfort letters of $654 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $282 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $351 million as of May 31, 2009.
As of May 31, 2009, we had invested in three variable interest entities (VIEs). We have an interest in a contract manufacturer at our former facility in Geneva, Illinois. We are the primary beneficiary (PB) and have consolidated this entity. This entity had property and equipment with a carrying value of $25 million and long-term debt of $26 million as of May 31, 2009. The liabilities recognized as a result of consolidating this entity do not represent additional claims on our general assets. We also have an interest in a contract manufacturer in Greece that is a VIE. Although we are the PB, we have not consolidated this entity because it is not practical to do so and it is not material to our results of operations, financial condition, or liquidity as of and for the year ended May 31, 2009. This entity had assets of $5 million and liabilities of $1 million as of May 31, 2009. We are not the PB of the remaining VIE. Our maximum exposure to loss from the three VIEs is limited to the $26 million of long-term debt of the contract manufacturer in Geneva, Illinois and our $2 million equity investment in the VIE of which we are not the PB. We have not provided financial or other support to these VIEs during the current period nor are there arrangements related to these VIEs that could require us to provide financial support in the future.
Our defined benefit plans in the United States are subject to the requirements of Pension Protection Act (PPA). The PPA revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. Most of these provisions were applicable to our domestic defined benefit pension plans in fiscal 2009 on a phased-in basis. Although not required under the provisions of the PPA, we voluntarily contributed $200 million to our principal defined benefit plans in fiscal 2009. We do not expect to make any contributions to our domestic plans in fiscal 2010. Actual fiscal 2010 contributions could exceed our current projections, and may be influenced by our decision to undertake discretionary funding of our benefit trusts or by changes in regulatory requirements. Additionally, our projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and our future decisions regarding certain elective provisions of the PPA.

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments Due by Fiscal Year
					2015 and
In Millions	Total	2010	2011 - 12	2013 - 14	Thereafter

Long-term debt (a)	$6,275.3	$504.3	$1,356.9	$1,513.8	$2,900.3
Accrued interest	182.1	182.1	—	—	—
Operating leases (b)	351.3	87.6	131.8	75.0	56.9
Capital leases	15.9	5.0	6.6	4.3	—
Purchase obligations (c)	2,289.4	1,791.1	368.3	82.1	47.9

Total contractual obligations	9,114.0	2,570.1	1,863.6	1,675.2	3,005.1
Other long-term obligations (d)	1,280.6	—	—	—	—

Total long-term obligations	$10,394.6	$2,570.1	$1,863.6	$1,675.2	$3,005.1

(a)	Amounts represent the expected cash payments of our long-term debt and do not include $14 million for capital leases or $26 million for unamortized bond premiums or discounts.
(b)	Operating leases represents the minimum rental commitments under non-cancelable operating leases.
(c)	The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer marketing spending commitments that support our brands. For purposes of this table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities are excluded from the table above.
(d)	The fair value of our interest rate and equity swaps with a payable position to the counterparty was $260 million as of May 31, 2009, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations mainly consist of liabilities for uncertain income tax positions, accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement, and postemployment plans, and miscellaneous liabilities. We expect to pay $19 million of benefits from our unfunded postemployment benefit plans and $13 million of deferred compensation in fiscal 2010. We are unable to reliably estimate the amount of these payments beyond fiscal 2010. As of May 31, 2009, our total liability for uncertain tax positions and the associated accrued interest and penalties was $720 million as of the end of our fiscal year. We expect to pay approximately $157 million of tax liabilities and accrued interest in the next 12 months, including a portion of our potential liability for the matter resolved by the U.S. Court of Appeals discussed within this MD&A. While fiscal years 2007 and 2008 are currently under examination by the Internal Revenue Service (IRS), we are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of this and other tax audit outcomes.
SIGNIFICANT ACCOUNTING ESTIMATES
For a complete description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in Item 8 of this report. Our significant accounting estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, stock-based compensation, income taxes, and defined benefit pension, other postretirement and postemployment benefits.
Promotional Expenditures
Our promotional activities are conducted through our customers and directly or indirectly with end consumers. These activities include: payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays; discounts to our list prices to lower retail shelf prices; payments to gain distribution of new products; coupons, contests, and other incentives; and media and advertising expenditures. The media and advertising expenditures are recognized as expense when the advertisement airs. The cost of payments to customers and other consumer activities are recognized as the related revenue is recorded, which generally precedes the actual cash expenditure. The recognition of these costs requires estimation of customer participation and performance levels. These estimates are made based on the forecasted customer sales, the timing and forecasted costs of promotional activities, and other factors. Differences between estimated expenses and actual costs are normally insignificant and are recognized as a change in management estimate in a subsequent period. Our accrued trade, coupon, and consumer marketing liabilities were $474 million as of May 31, 2009, and $446 million as of May 25, 2008. Because our total promotional expenditures (including amounts classified as a reduction of revenues) are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a material effect on our results of operations.
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
We evaluate the useful lives of our other intangible assets, mainly intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso, and Häagen-Dazs brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.
Our indefinite-lived intangible assets, mainly brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2009 assessment of our brand intangibles as of December 1, 2008. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the brands; and a discount rate. As of our assessment date, there was no impairment of these intangibles, and the fair value of the Pillsbury brand was more than 10 percent greater than its carrying value, up from an excess of 3 percent as of the fiscal 2008 assessment.
As of May 31, 2009, we had $10.4 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in significant impairment losses and amortization expense.

Stock-based Compensation
The valuation of stock options is a significant accounting estimate which requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield.
We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. For the fiscal 2009 grants, we have excluded historical volatility for fiscal 2002 and prior, primarily because volatility driven by our acquisition of The Pillsbury Company (Pillsbury) in fiscal 2002 does not reflect what we believe to be expected future volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. If all other assumptions are held constant, a one percentage point increase in our fiscal 2009 volatility assumption would increase the grant-date fair value of our fiscal 2009 option awards by 5 percent.
Our expected term represents the period of time that options granted are expected to be outstanding based on historical data to estimate option exercise and employee termination within the valuation model. Separate groups of employees have similar historical exercise behavior and therefore were aggregated into a single pool for valuation purposes. The weighted-average expected term for all employee groups is presented in the table below. An increase in the expected term by 1 year, leaving all other assumptions constant, would change the grant date fair value by less than 1 percent.
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
The estimated weighted-average fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2009	2008	2007

Estimated fair values of stock options granted	$9.41	$10.55	$10.74
Assumptions:
Risk-free interest rate	4.4%	5.1%	5.3%
Expected term	8.5 years	8.5 years	8.0 years
Expected volatility	16.1%	15.6%	19.7%
Dividend yield	2.7%	2.7%	2.8%

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
Any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) is presented in the Consolidated Statements of Cash Flows as a financing cash flow. The actual impact on future years’ financing cash flow will depend, in part, on the volume of employee stock option exercises during a particular year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value previously determined for financial reporting purposes.
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
Income Taxes
We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. Prior to fiscal 2008, our policy was to establish liabilities that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution.
Annually we file more than 350 income tax returns in approximately 100 global taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our liabilities for income taxes reflect the most likely outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash.
The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. We are no longer subject to United States federal examinations by the IRS for fiscal years before 2002.
The IRS has concluded its field examination of our 2006 and prior federal tax years, which resulted in payments of $18 million in fiscal 2009 and $56 million in fiscal 2008 to cover the additional U.S. income tax liability plus interest related to adjustments during these audit cycles. The IRS also proposed additional adjustments for the fiscal 2002 to 2006 audit cycles related to the amount of capital loss and depreciation and amortization we reported as a result of our sale of minority interests in our GMC subsidiary. The IRS has proposed adjustments that effectively eliminate most of the tax benefits associated with this transaction. We believe we have meritorious defenses and are vigorously defending our positions. We have appealed the results of the IRS field examinations to the IRS Appeals Division. Our potential liability for this matter is significant. We have determined that a portion of this matter should be included as a tax liability and is accordingly included in our total liabilities for uncertain tax positions as disclosed in Note 14 to our Consolidated Financial Statements included in Item 8 of this report. The IRS initiated its audit of our fiscal 2007 and 2008 tax years during fiscal 2009.
In the third quarter of fiscal 2008, we recorded an income tax benefit of $31 million as a result of a favorable U.S. district court decision on an uncertain tax matter. In the third quarter of 2009, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing the district court decision. As a result, we recorded $53 million (including interest) of income tax expense related to the reversal of cumulative income tax benefits from this uncertain tax matter recognized in fiscal years 1992 through 2008. We are currently evaluating our options for appeal. If the appellate court decision is not overturned, we would expect to make cash tax and interest payments of approximately $32 million in connection with this matter.
As of May 31, 2009, our total liability for uncertain tax positions and the associated accrued interest and penalties was $720 million as of the end of our fiscal year. We expect to pay approximately $157 million of tax liabilities and accrued interest in the next 12 months, including a portion of our potential liability for the matter resolved by the U.S. Court of Appeals discussed in the preceding paragraph. While fiscal years 2007 and 2008 are currently under examination by the IRS, we are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of this and other tax audit outcomes.
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
Defined Benefit Plans
Defined Benefit Pension Plans
We have defined benefit pension plans covering most domestic, Canadian, and United Kingdom employees. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $200 million of voluntary contributions to our principal domestic plans in fiscal 2009, and are not required to make similar contributions in fiscal 2010. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would vest if the plan is terminated within five years of a change in control.
Other Postretirement Benefit Plans
We also sponsor plans that provide health care benefits to the majority of our domestic and Canadian retirees. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We fund related trusts for certain employees and retirees on an annual basis. We did not make voluntary contributions to these plans in fiscal 2009.
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
Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement plan assets were a 25 percent loss in the 1 year period ended May 31, 2009 and returns of 5 percent, 6 percent, 9 percent, and 9 percent for the 5, 10, 15, and 20 year periods ended May 31, 2009.

Our principal defined benefit pension and other postretirement plans in the United States have an expected return on plan assets of 9.6 percent. During fiscal 2007, we lowered the expected rate of return on one of our other postretirement plans in the United States based on costs associated with insurance contracts owned by that plan. On a weighted-average basis, the expected rate of return for all defined benefit plans was 9.55 percent for fiscal 2009, 9.56 percent for fiscal 2008, and 9.57 percent for fiscal 2007.
Lowering the expected long-term rate of return on assets by 50 basis points would increase our net pension and postretirement expense by $22 million for fiscal 2010. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.
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
Our weighted-average discount rates were as follows:
Weighted-Average Discount Rates

	Defined	Other
	Benefit	Postretirement	Postemployment
	Pension	Benefit	Benefit
	Plans	Plans	Plans

Obligation as of May 31, 2009, and fiscal 2010 expense	7.49%	7.45%	7.06%
Obligation as of May 25, 2008, and fiscal 2009 expense	6.88%	6.90%	6.64%
Fiscal 2008 expense	6.18%	6.15%	6.05%

Lowering the discount rates by 50 basis points would increase our net defined benefit pension, other postretirement, and postemployment benefit plan expense for fiscal 2010 by approximately $25 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
Health Care Cost Trend Rates
We review our health care trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 9.5 percent for retirees age 65 and over and 9.0 percent for retirees under age 65. These rates are graded down annually until the ultimate trend rate of 5.2 percent is reached in 2018 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
In Millions	Increase	Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2010	$7.2	$(6.3)
Effect on the other postretirement accumulated benefit obligation as of May 31, 2009	75.8	(66.9)

Any arising health care claims cost-related experience gain or loss is recognized in the calculation of expected future claims. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years, resulting in at least the minimum amortization required being recorded.
Financial Statement Impact
In fiscal 2009, we recorded net defined benefit pension, other postretirement, and postemployment benefit plan income of $4 million compared to $19 million of expense in fiscal 2008 and $36 million of expense in fiscal 2007. As of May 31, 2009, we had cumulative unrecognized actuarial net losses of $1.0 billion on our defined benefit pension plans and $130 million on our postretirement benefit plans, mainly as the result of declines in the values of plan assets. These unrecognized actuarial net losses will result in decreases in our future pension income and increases in postretirement expense since they currently exceed the corridors defined by GAAP.
We use the Retirement Plans (RP) 2000 Mortality Table projected forward to our plans’ measurement dates for calculating the year-end defined benefit pension, other postretirement, and postemployment benefit obligations and annual expense.
Actual future net defined benefit pension, other postretirement, and postemployment benefit plan income or expense will depend on investment performance, changes in future discount rates, changes in health care trend rates, and various other factors related to the populations participating in these plans.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2008, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) No. 08-6, “Equity Method Accounting Considerations” (EITF 08-6). EITF 08-6 addresses the impact of the issuance of SFAS 141R and SFAS 160 on accounting for equity method investments. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010. We do not expect EITF 08-6 to have a material impact on our results of operations or financial condition.
In June 2008, the FASB approved the issuance of EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 defines when adjustment features within contracts are considered to be equity-indexed and will be effective for us in the first quarter of fiscal 2010. We do not expect EITF 07-5 to have any impact on our results of operations or financial condition.
In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. Upon adoption, we are required to retrospectively adjust our EPS data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. We expect the adoption of FSP EITF 03-6-1 to have an immaterial impact on our basic and diluted EPS.
In May 2008, the FASB issued FSP Financial Accounting Standard (FAS) Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial

Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash or other assets. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. Upon adoption, we are required to apply this accounting retrospectively. We expect the adoption of FSP APB 14-1 to have no impact on our financial statements for fiscal 2009 and 2008, and an immaterial impact on our financial statements for fiscal 2007.
In April 2008, the FASB finalized FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. This position is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We do not expect FSP 142-3 to have any impact on our results of operations or financial condition.
In February 2008, the FASB amended SFAS 157 by FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to fiscal years beginning after February 15, 2008. As disclosed in Note 6 to the Consolidated Financial Statements in Item 8 of this report, we adopted the required provisions of SFAS 157 effective in the first quarter of fiscal 2009. We expect to adopt the remaining provisions of SFAS 157 beginning in the first quarter of fiscal 2010. Although we believe the adoption may impact the way that we determine the fair value of goodwill, indefinite-lived intangible assets, and other long-lived assets, we do not expect it to have a material impact on our results of operations or financial condition.
In December 2007, the FASB approved the issuance of SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. SFAS 141R also changes the accounting for acquisition-related tax contingencies, requiring all such changes in these contingency liabilities to be recorded in earnings after the effective date. As discussed in Note 14 to the Consolidated Financial Statements in Item 8 of this report, we have significant liabilities for uncertain tax positions. Adjustments to the portion of these liabilities related to our acquisition of Pillsbury after the adoption of SFAS 141R could be material to net earnings.
In December 2007, the FASB approved the issuance of SFAS 160. SFAS 160 establishes accounting and reporting standards that require: the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS 160 is effective for us in the first quarter of fiscal 2010. At that time we expect to reclassify the minority interests in our GMC subsidiary to stockholders’ equity in our Consolidated Balance Sheets. We also expect to reclassify retrospectively our distributions on those minority interests from interest expense to distributions to noncontrolling interests in our Consolidated Statements of Earnings. We have several other immaterial noncontrolling interests that will be reclassified in a similar manner.
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
Return on Average Total Capital
This ratio is not defined by GAAP, and is used in internal management reporting and as a component of the Board of Directors’ rating of our performance for incentive compensation purposes. Management and the Board of Directors believe that this measure provides useful information to investors because it is important for assessing the utilization of capital and it eliminates the effects of infrequently occurring events, thereby improving year-to-year comparability.

	Fiscal Year
In Millions	2009	2008	2007	2006	2005	2004

Net earnings	$1,304.4	$1,294.7	$1,143.9	$1,090.3	$1,240.0
Interest, net, after-tax	244.7	276.4	280.1	261.7	288.3

Earnings before interest, after-tax	1,549.1	1,571.1	1,424.0	1,352.0	1,528.3
Mark-to-market effects	74.9	(35.9)
Divestitures gain, net	(38.0)	—	—	—	(284.0)
Gain from insurance settlement	(26.9)	—	—	—	—
Uncertain tax item	52.6	(30.7)	—	—	—
Debt repurchase cost	—	—	—	—	86.9

Earnings before interest, after-tax for return on capital calculation	$1,611.7	$1,504.5	$1,424.0	$1,352.0	$1,331.2

Current portion of long-term debt	$508.5	$442.0	$1,734.0	$2,131.5	$1,638.7	$233.5
Notes payable	812.2	2,208.8	1,254.4	1,503.2	299.2	582.6
Long-term debt	5,754.8	4,348.7	3,217.7	2,414.7	4,255.2	7,409.9

Total debt	7,075.5	6,999.5	6,206.1	6,049.4	6,193.1	8,226.0
Minority interests	242.3	242.3	1,138.8	1,136.2	1,133.2	299.0
Stockholders’ equity	5,174.7	6,215.8	5,319.1	5,772.3	5,676.4	5,247.6

Total capital	12,492.5	13,457.6	12,664.0	12,957.9	13,002.7	13,772.6
Accumulated other comprehensive (income) loss	875.4	(176.7)	119.7	(125.4)	(8.1)	144.2
After-tax earnings adjustments (a)	(201.1)	(263.7)	(197.1)	(197.1)	(197.1)

Adjusted total capital	$13,166.8	$13,017.2	$12,586.6	$12,635.4	$12,797.5	$13,916.8

Adjusted average total capital	$13,092.0	$12,801.9	$12,611.0	$12,716.5	$13,357.2

Return on average total capital	12.3%	11.8%	11.3%	10.6%	10.0%

(a)	Sum of current year and previous years after-tax adjustments.
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
Our future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, tax rates, or the availability of capital; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in laws and regulations, including labeling and advertising regulations; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in consumer demand for our products; effectiveness of advertising, marketing, and promotional programs; changes in consumer behavior, trends, and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, and energy; disruptions or inefficiencies in the supply chain; volatility in the market value of derivatives used to manage price risk for certain commodities; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; failure of our information technology systems; resolution of uncertain income tax matters; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.
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
INTEREST RATE RISK
We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include U.S. Treasury rates, LIBOR, and commercial paper rates in the United States and Europe. We use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.

As of May 31, 2009, we had $4.1 billion of aggregate notional principal amount outstanding, with a net notional amount of $446 million that converts floating-rate notes to fixed rates. This includes notional amounts of offsetting swaps that neutralize our exposure to interest rates on other interest rate swaps.
FOREIGN EXCHANGE RISK
Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to foreign-denominated commercial paper, third party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-dominated commercial paper borrowings back to U.S. dollars; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 12 months forward.
We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 31, 2009, we had deferred net foreign currency transaction losses of $96 million in accumulated other comprehensive income (loss) associated with this hedging activity.
COMMODITY PRICE RISK
Many commodities we use in the production and distribution of our products are exposed to market price risks. We utilize derivatives to manage price risk for our principal ingredient and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), non-fat dry milk, natural gas, and diesel fuel. Our primary objective when entering into these derivative contracts is to achieve certainty with regard to the future price of commodities purchased for use in our supply chain. We manage our exposures through a combination of purchase orders, long-term contracts with suppliers, exchange-traded futures and options, and over-the-counter options and swaps. We offset our exposures based on current and projected market conditions and generally seek to acquire the inputs at as close to our planned cost as possible.
As of May 31, 2009, the net notional value of commodity derivatives was $191 million, of which $68 million relates to agricultural positions and $123 million relates to energy positions. These derivatives relate to inputs that generally will be utilized within the next 12 months.
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
The VAR calculation used historical interest rates, foreign exchange rates, and commodity and equity prices from the past year to estimate the potential volatility and correlation of these rates in the future. The market data were drawn from the RiskMetricstm data set. The calculations are not intended to represent actual losses in fair value that we expect to incur. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, we would expect that any loss or gain in the fair value of our derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposure. The positions included in the calculations were: debt; investments; interest rate swaps; foreign exchange forwards; commodity swaps, futures and options; and

equity instruments. The calculations do not include the underlying foreign exchange and commodities-related positions that are offset by these market-risk-sensitive instruments.
The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 31, 2009, and May 25, 2008, and the average fair value impact during the year ended May 31, 2009.

	Fair Value Impact
		Average
	May 31,	during	May 25,
In Millions	2009	fiscal 2009	2008

Interest rate instruments	$44.4	$36.0	$18.9
Foreign currency instruments	5.8	5.1	5.0
Commodity instruments	10.4	8.2	6.3
Equity instruments	1.8	1.3	1.2

ITEM 8	Financial Statements and Supplementary Data
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
The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2010, subject to ratification by the stockholders at the annual meeting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

July 13, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
General Mills, Inc.:
We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 31, 2009 and May 25, 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended May 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. We also have audited General Mills, Inc.’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 31, 2009 and May 25, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, General Mills, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In fiscal 2008, as disclosed in Note 14 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on May 28, 2007.
/s/ KPMG LLP
Minneapolis, Minnesota
July 13, 2009

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)

	Fiscal Year
	2009	2008	2007

Net sales	$14,691.3	$13,652.1	$12,441.5

Cost of sales	9,457.8	8,778.3	7,955.1

Selling, general, and administrative expenses	2,953.9	2,625.0	2,389.3

Divestitures (gain), net	(84.9)	—	—

Restructuring, impairment, and other exit costs	41.6	21.0	39.3

Operating profit	2,322.9	2,227.8	2,057.8

Interest, net	390.0	421.7	426.5

Earnings before income taxes and after-tax earnings from joint ventures	1,932.9	1,806.1	1,631.3

Income taxes	720.4	622.2	560.1

After-tax earnings from joint ventures	91.9	110.8	72.7

Net earnings	$1,304.4	$1,294.7	$1,143.9

Earnings per share - basic	$3.93	$3.86	$3.30

Earnings per share - diluted	$3.80	$3.71	$3.18

Dividends per share	$1.72	$1.57	$1.44

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)

	May 31,	May 25,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$749.8	$661.0
Receivables	953.4	1,081.6
Inventories	1,346.8	1,366.8
Deferred income taxes	15.6	—
Prepaid expenses and other current assets	469.3	510.6

Total current assets	3,534.9	3,620.0

Land, buildings, and equipment	3,034.9	3,108.1
Goodwill	6,663.0	6,786.1
Other intangible assets	3,747.0	3,777.2
Other assets	895.0	1,750.2

Total assets	$17,874.8	$19,041.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$803.4	$937.3
Current portion of long-term debt	508.5	442.0
Notes payable	812.2	2,208.8
Deferred income taxes	—	28.4
Other current liabilities	1,481.9	1,239.8

Total current liabilities	3,606.0	4,856.3

Long-term debt	5,754.8	4,348.7
Deferred income taxes	1,165.3	1,454.6
Other liabilities	1,931.7	1,923.9

Total liabilities	12,457.8	12,583.5

Minority interests	242.3	242.3

Stockholders’ equity:

Common stock, 377.3 shares issued, $0.10 par value	37.7	37.7
Additional paid-in capital	1,249.9	1,149.1
Retained earnings	7,235.6	6,510.7
Common stock in treasury, at cost, shares of 49.3 and 39.8	(2,473.1)	(1,658.4)
Accumulated other comprehensive income (loss)	(875.4)	176.7

Total stockholders’ equity	5,174.7	6,215.8

Total liabilities and equity	$17,874.8	$19,041.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury				Accumulated
			Additional					Other
		Par	Paid-In			Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Total

Balance as of May 28, 2006	502.3	$50.2	$5,736.6	(145.9)	$(5,163.0)	$5,106.6	$(83.5)	$125.4	$5,772.3
Comprehensive income:
Net earnings						1,143.9			1,143.9
Other comprehensive income								195.3	195.3

Total comprehensive income									1,339.2
Change in accounting principle for stock compensation			(83.5)				83.5		—
Change in accounting principle for defined benefit pension, other postretirement, and postemployment benefit plans								(440.4)	(440.4)
Cash dividends declared ($1.44 per share)						(505.2)			(505.2)
Stock compensation plans (includes income tax benefits of $73.1)			164.6	9.2	339.4				504.0
Shares purchased				(25.3)	(1,385.1)				(1,385.1)
Unearned compensation related to restricted stock awards			(95.0)						(95.0)
Issuance of shares to settle conversion of zero coupon debentures, net of tax			(10.7)	0.3	10.7				—
Earned compensation and other			129.3						129.3

Balance as of May 27, 2007	502.3	50.2	5,841.3	(161.7)	(6,198.0)	5,745.3	—	(119.7)	5,319.1
Comprehensive income:
Net earnings						1,294.7			1,294.7
Other comprehensive income								296.4	296.4

Total comprehensive income									1,591.1
Cash dividends declared ($1.57 per share)						(529.7)			(529.7)
Stock compensation plans (includes income tax benefits of $55.7)			121.0	6.5	261.6				382.6
Shares purchased				(23.9)	(1,384.6)				(1,384.6)
Retirement of treasury shares	(125.0)	(12.5)	(5,068.3)	125.0	5,080.8				—
Shares issued under forward purchase contract			168.2	14.3	581.8				750.0
Unearned compensation related to restricted stock awards			(104.1)						(104.1)
Adoption of FIN 48			57.8			8.4			66.2
Capital appreciation paid to holders of Series B-1 limited membership interests in General Mills Cereals, LLC (GMC)						(8.0)			(8.0)
Earned compensation			133.2						133.2

Balance as of May 25, 2008	377.3	37.7	1,149.1	(39.8)	(1,658.4)	6,510.7	—	176.7	6,215.8
Comprehensive income:
Net earnings						1,304.4			1,304.4
Other comprehensive loss								(1,052.1)	(1,052.1)

Total comprehensive income									252.3
Cash dividends declared ($1.72 per share)						(579.5)			(579.5)
Stock compensation plans (includes income tax benefits of $94.0)			23.0	9.8	443.1				466.1
Shares purchased				(20.2)	(1,296.4)				(1,296.4)
Shares issued for acquisition			16.4	0.9	38.6				55.0
Unearned compensation related to restricted stock awards			(56.2)						(56.2)
Earned compensation			117.6						117.6

Balance as of May 31, 2009	377.3	$37.7	$1,249.9	(49.3)	$(2,473.1)	$7,235.6	$—	$(875.4)	$5,174.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)

	Fiscal Year
	2009	2008	2007
Cash Flows - Operating Activities
Net earnings	$1,304.4	$1,294.7	$1,143.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	453.6	459.2	417.8
After-tax earnings from joint ventures	(91.9)	(110.8)	(72.7)
Stock-based compensation	117.7	133.2	127.1
Deferred income taxes	215.8	98.1	26.0
Tax benefit on exercised options	(89.1)	(55.7)	(73.1)
Distributions of earnings from joint ventures	68.5	108.7	45.2
Pension and other postretirement benefit plan contributions	(220.3)	(14.2)	(60.6)
Pension and other postretirement benefit plan (income) expense	(27.5)	5.5	5.6
Divestitures (gain), net	(84.9)	—	—
Gain on insurance settlement	(41.3)	—	—
Restructuring, impairment, and other exit costs (income)	31.3	(1.7)	39.1
Changes in current assets and liabilities	176.9	(126.7)	149.1
Other, net	15.0	(60.4)	3.8

Net cash provided by operating activities	1,828.2	1,729.9	1,751.2

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(562.6)	(522.0)	(460.2)
Acquisitions	—	0.6	(83.4)
Investments in affiliates, net	5.9	64.6	(100.5)
Proceeds from disposal of land, buildings, and equipment	4.1	25.9	13.8
Proceeds from divestitures of product lines	244.7	—	13.5
Proceeds from insurance settlement	41.3	—	—
Other, net	(22.3)	(11.5)	19.7

Net cash used by investing activities	(288.9)	(442.4)	(597.1)

Cash Flows - Financing Activities
Change in notes payable	(1,390.5)	946.6	(280.4)
Issuance of long-term debt	1,850.0	1,450.0	2,650.0
Payment of long-term debt	(370.3)	(1,623.4)	(2,323.2)
Settlement of Lehman Brothers forward purchase contract	—	750.0	—
Repurchase of Series B-1 limited membership interests in GMC	—	(843.0)	—
Repurchase of General Mills Capital, Inc. preferred stock	—	(150.0)	—
Proceeds from sale of Class A limited membership interests in GMC	—	92.3	—
Proceeds from common stock issued on exercised options	305.2	191.4	317.4
Tax benefit on exercised options	89.1	55.7	73.1
Purchases of common stock for treasury	(1,296.4)	(1,432.4)	(1,320.7)
Dividends paid	(579.5)	(529.7)	(505.2)
Other, net	(12.1)	(0.5)	(9.1)

Net cash used by financing activities	(1,404.5)	(1,093.0)	(1,398.1)

Effect of exchange rate changes on cash and cash equivalents	(46.0)	49.4	13.7

Increase (decrease) in cash and cash equivalents	88.8	243.9	(230.3)
Cash and cash equivalents - beginning of year	661.0	417.1	647.4

Cash and cash equivalents - end of year	$749.8	$661.0	$417.1

Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$81.8	$(94.1)	$(24.2)
Inventories	(28.1)	(165.1)	(116.0)
Prepaid expenses and other current assets	30.2	(65.9)	(44.9)
Accounts payable	(116.4)	125.1	87.8
Other current liabilities	209.4	73.3	246.4

Changes in current assets and liabilities	$176.9	$(126.7)	$149.1

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
Our fiscal year ends on the last Sunday in May. Fiscal year 2009 consisted of 53 weeks, and fiscal years 2008 and 2007 each consisted of 52 weeks.
Change in Reporting Period
In fiscal 2009, as part of a long-term plan to conform the fiscal year ends of all our operations, we changed the reporting period of most countries in our Latin America region within our International segment from an April fiscal year end to a May fiscal year end to match our fiscal calendar. Accordingly, fiscal 2009 results include 13 months of results from these operations compared to 12 months in fiscal 2008 and fiscal 2007. The impact of this change was not material to our results of operations, thus we did not restate prior period financial statements for comparability. The financial results for our International segment are as of and for the 12 calendar months ended April 30, except for Canada, its export operations, substantially all of its Latin America operations, and its United States and Latin American headquarters.
In fiscal 2007, we changed the reporting period for our Häagen-Dazs joint venture in Japan to include results through March 31. In previous years, we included results for the twelve months ended April 30. Accordingly, fiscal 2007 results include only 11 months of results from this joint venture compared to 12 months in fiscal 2009 and fiscal 2008. The impact of this change was not material to our results of operations, thus we did not restate prior period financial statements for comparability.
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
Shipping costs associated with the distribution of finished product to our customers are recorded as cost of sales, and are recognized when the related finished product is shipped to and accepted by the customer.
Land, Buildings, Equipment, and Depreciation
Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 to 50 years, and equipment, furniture, and software are usually depreciated over 3 to 15 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation; the resulting gains and losses, if any, are recognized in earnings. As of May 31, 2009, assets held for sale were insignificant.
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
We evaluate the useful lives of our other intangible assets, mainly intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso, and Häagen-Dazs brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.
Our indefinite-lived intangible assets, mainly brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2009 assessment of our brand intangibles as of December 1, 2008. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the brands; and a discount rate. As of our assessment date, there was no impairment of these intangibles, and the fair value of the Pillsbury brand was more than 10 percent greater than its carrying value, up from an excess of 3 percent as of the fiscal 2008 assessment.
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
Variable Interest Entities
As of May 31, 2009, we had invested in three variable interest entities (VIEs). We have an interest in a contract manufacturer at our former facility in Geneva, Illinois. We are the primary beneficiary (PB) and have consolidated this entity. This entity had property and equipment with a carrying value of $25.2 million and long-term debt of $26.5 million as of May 31, 2009. The liabilities recognized as a result of consolidating this entity do not represent additional claims on our general assets. We also have an interest in a contract manufacturer in Greece that is a VIE. Although we are the PB, we have not consolidated this entity because it is not practical to do so and it is not material to our results of operations, financial condition, or liquidity as of and for the year ended May 31, 2009. This entity had assets of $5.1 million and liabilities of $1.1 million as of May 31, 2009. We are not the PB of the remaining VIE. Our maximum exposure to loss from the three VIEs is limited to the $26.5 million of long-term debt of the contract manufacturer in Geneva, Illinois and our $2.0 million equity investment in the VIE of which we are not the PB. We have not provided financial or other support to these VIEs during the current period nor are there arrangements related to these VIEs that could require us to provide financial support in the future.

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
Derivative Instruments
All derivatives are recognized on the Consolidated Balance Sheets at fair value based on quoted market prices or our estimate of their fair value, and are recorded in either current or noncurrent assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in net earnings or other comprehensive income, based on whether the instrument is designated as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income (loss) are reclassified to earnings in the period the hedged item affects earnings. If the underlying hedged transaction ceases to exist, any associated amounts reported in accumulated other comprehensive income (loss) are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period.
We use derivatives to manage our exposure to changes in commodity prices. We do not perform the assessments required to achieve hedge accounting for commodity derivative positions entered into after the beginning of fiscal 2008. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in our Consolidated Statements of Earnings.

Although we do not meet the criteria for cash flow hedge accounting, we nonetheless believe that these instruments are effective in achieving our objective of providing certainty in the future price of commodities purchased for use in our supply chain. Accordingly, for purposes of measuring segment operating performance these gains and losses are reported in unallocated corporate items outside of segment operating results until such time that the exposure we are managing affects earnings. At that time we reclassify the gain or loss from unallocated corporate items to segment operating profit, allowing our operating segments to realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in unallocated corporate items. We no longer have any open commodity derivatives previously accounted for as cash flow hedges.
Stock-based Compensation
We generally recognize compensation expense for grants of restricted stock units using the value of a share of our stock on the date of grant. We estimate the value of stock option grants using the Black Scholes valuation model. Stock compensation is recognized straight line over the vesting period. All our stock compensation expense is recorded in SG&A in the Consolidated Statement of Earnings and in unallocated corporate items in our segment results.
Certain equity-based compensation plans contain provisions that accelerate vesting of awards upon retirement, disability, or death of eligible employees and directors. We consider a stock-based award to be vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.
We report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, thereby reducing net operating cash flows and increasing net financing cash flows.
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
Use of Estimates
Preparing our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, stock-based compensation, income taxes, and defined benefit pension, post-retirement and post-employment benefits. Actual results could differ from our estimates.
Other New Accounting Standards
In fiscal 2009, we adopted the measurement date provisions Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). The measurement date provisions of SFAS 158 requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. SFAS 158 also requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The adoption of the measurement date provisions of SFAS 158 had an immaterial impact on our results of operations and financial condition.
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures about fair value measurements. SFAS 157 applies to instruments accounted for under previously issued pronouncements that prescribe fair value as the relevant measure of value. We adopted SFAS 157 at the beginning of fiscal 2009 for all instruments valued on a recurring basis, and our adoption had an immaterial impact on our financial statements. The FASB also deferred the effective date of SFAS 157 until the beginning of fiscal 2010 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. This includes fair value calculated in impairment assessments of goodwill, indefinite-lived intangible assets, and other long-lived assets.
Also in fiscal 2009, we adopted Emerging Issues Task Force (EITF) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. The adoption of EITF 06-11 increased our fiscal 2009 annual effective income tax rate by 20 basis points.
In fiscal 2007, the FASB ratified the consensus of EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added, and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. The adoption of EITF 06-3 did not have any impact on our results of operations or financial condition.
Also in fiscal 2007, we adopted SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 did not have any impact on our results of operations or financial condition.
In December 2007, the FASB approved the issuance of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards that require: the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS 160 is effective for us in the first quarter of fiscal 2010. At that time we expect to reclassify the minority interests in our GMC subsidiary to stockholders’ equity in our Consolidated Balance Sheets. We also expect to reclassify retrospectively our distributions on those minority interests from interest expense to distributions to noncontrolling interests in our Consolidated Statements of Earnings. We have several other immaterial noncontrolling interests that will be reclassified in a similar manner.
NOTE 3. ACQUISITIONS AND DIVESTITURES
During the fourth quarter of fiscal 2009, we sold our bread concentrates product line within our Bakeries and Foodservice segment, including a plant in Cedar Rapids, Iowa, for $8.3 million in cash. We recorded a pre-tax loss of $5.6 million on the transaction.
Also during the fourth quarter of fiscal 2009, we sold a portion of the assets of the frozen unbaked bread dough product line within our Bakeries and Foodservice segment, including plants in Bakersfield, California; Hazleton, Pennsylvania; Montreal, Canada; and Vinita, Oklahoma, for $43.9 million in cash, an $11.9 million note receivable, and contingent future payments based on the post-sale performance of the product line. Certain assets sold were shared with a frozen dinner roll product line within our U.S. Retail segment, and we exited this product line as a result of the asset sale. We recorded a pre-tax loss of $38.3 million. We will recognize additional cash proceeds in the future as the note is repaid and if the buyer is required to make any performance-based contingent payments.
During the second quarter of fiscal 2009, we sold our Pop•Secret microwave popcorn product line for $192.5 million in cash, and we recorded a pre-tax gain of $128.8 million. We received cash proceeds of $158.9 million after repayment of a lease obligation and transaction costs.
During the first quarter of fiscal 2009, we acquired Humm Foods, Inc. (Humm Foods), the maker of Lärabar fruit and nut energy bars. We issued 0.9 million shares of our common stock with a value of $55.0 million to the shareholders of Humm Foods as consideration for the acquisition. We recorded the purchase price less tangible and intangible net assets acquired as goodwill of $41.6 million. The pro forma effect of this acquisition was not material.
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
During fiscal 2007, we acquired Saxby Bros. Limited, a chilled pastry company in the United Kingdom, for approximately $24.1 million. This business, which had sales of $23.8 million in calendar 2006, complements our existing frozen pastry business in the United Kingdom. In addition, we completed an acquisition in Greece for $2.8 million in fiscal 2007.
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
NOTE 4. RESTRUCTURING, IMPAIRMENT, AND OTHER EXIT COSTS
We view our restructuring activities as a way to meet our long-term growth targets. Activities we undertake must meet internal rate of return and net present value targets. Each restructuring action normally takes one to two years to complete. At completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. These activities result in various restructuring costs, including asset write offs, exit charges including severance, contract termination fees, and decommissioning and other costs. Depreciation associated with restructured assets as used in the context of our disclosures regarding restructuring activity refers to the increase in depreciation expense caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under an approved restructuring plan. Any impairment of the asset is recognized immediately in the period.
In fiscal 2009, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions

Closure of Contagem, Brazil bread and pasta plant	$16.8
Discontinuation of product line at Murfreesboro, Tennessee plant	8.3
Charges associated with restructuring actions previously announced	16.5

Total	$41.6

In fiscal 2009, due to declining financial results, we approved the restructuring of our International segment’s business in Brazil. We discontinued the production and marketing of Forno De Minas cheese bread and Frescarini pasta brands in Brazil and closed our Contagem, Brazil manufacturing facility. These actions affected 556 employees in our Brazilian operations. Our other product lines in Brazil are not affected by the decision. As a result of this decision, we incurred a charge of $16.8 million in the fourth quarter of fiscal 2009, consisting primarily of $5.3 million of employee severance and a $10.2 million non-cash impairment charge to write down assets to their net realizable value, and $1.3 million of other costs associated with this restructuring action. Subsequent to the end of our Brazilian subsidiary’s fiscal year end of April 30, 2009, we sold all of the production assets and the Forno De Minas brand for proceeds of $5.9 million. We utilized the values of the production assets established as part of the sale to determine the fiscal 2009 impairment charge. We expect this restructuring action to be completed in the second quarter of fiscal 2010.
Due to declining net sales and to improve manufacturing capacity for other product lines, we decided to exit our U.S. Retail segment’s Perfect Portions refrigerated biscuits product line at our manufacturing facility in Murfreesboro, Tennessee. We recorded an $8.0 million non-cash impairment charge against long lived assets used for this product line and $0.3 million of other costs associated with this restructuring action. Our other product lines at Murfreesboro are not affected by the decision, and no employees were affected by this action, which we expect will be completed in the second quarter of fiscal 2010.
In fiscal 2009, we also incurred $16.5 million of incremental plant closure expenses related to previously announced restructuring activities, including $10.3 million for the remainder of our lease obligation at our previously closed facility in Trenton, Ontario.
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

During fiscal 2008, we approved a plan to transfer Old El Paso production from our Poplar, Wisconsin facility to other plants and to close the Poplar facility. This action to improve capacity utilization and reduce costs affected 113 employees at the Poplar facility, and resulted in a charge of $2.7 million consisting entirely of employee severance. Due to declining financial results, we decided to exit our frozen waffle product line (retail and foodservice) and to close our frozen waffle plant in Allentown, Pennsylvania, affecting 111 employees. We recorded a $3.5 million charge for employee severance and a $5.9 million non-cash impairment charge against long-lived assets at the plant. We also completed an analysis of the viability of our Bakeries and Foodservice frozen dough facility in Trenton, Ontario, and closed the facility, affecting 470 employees. We recorded an $8.4 million charge for employee expenses and a $2.5 million charge for shutdown and decommissioning costs. We also restructured our production scheduling and discontinued our cake production line at our Chanhassen, Minnesota Bakeries and Foodservice plant. These actions affected 125 employees, and we recorded a $3.0 million charge for employee severance, partially offset by a $1.4 million gain from the sale of long-lived assets. All of the foregoing actions were completed in fiscal 2009. Finally, we recorded additional charges of $3.5 million primarily related to previously announced Bakeries and Foodservice segment restructuring actions, including employee severance for 38 employees, that were completed in fiscal 2008.
In addition, during fiscal 2008 we recorded a $17.7 million non-cash charge related to depreciation associated with restructured assets at our plant in Trenton, Ontario and $0.8 million of inventory write offs at our plants in Chanhassen, Minnesota and Allentown, Pennsylvania. These charges are recorded in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate items in our segment results.

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

As part of our long-range planning process, we determined that certain product lines in our Bakeries and Foodservice segment were underperforming. In May 2007, we concluded that the future cash flows generated by these product lines were insufficient to recover the net book value of the related long-lived assets. Accordingly, we recorded a non-cash impairment charge of $36.7 million against these assets in the fourth quarter of fiscal 2007.
The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

		Contract	Other
In Millions	Severance	Termination	Exit Costs	Total

Reserve balance as of May 28, 2006	$8.1	$—	$6.6	$14.7
2007 charges	—	—	(0.9)	(0.9)
Utilized in 2007	(4.7)	—	(4.8)	(9.5)

Reserve balance as of May 27, 2007	3.4	—	0.9	4.3
2008 charges	20.9	—	—	20.9
Utilized in 2008	(16.7)	—	(0.6)	(17.3)

Reserve balance as of May 25, 2008	7.6	—	0.3	7.9
2009 charges	5.5	10.3	—	15.8
Utilized in 2009	(4.7)	—	(0.2)	(4.9)

Reserve balance of May 31, 2009	$8.4	$10.3	$0.1	$18.8

The charges recognized in the roll forward of our reserves for restructuring and other exit costs do not include items charged directly to expense (e.g., asset impairment charges, the gain or loss on the sale of restructured assets, the write off of spare parts) and other periodic exit costs recognized as incurred, as those items are not reflected in our restructuring and other exit cost reserves on our Consolidated Balance Sheets.
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
We also have a 50 percent equity interest in Häagen-Dazs Japan, Inc. This joint venture manufactures, distributes, and markets Häagen-Dazs ice cream products and frozen novelties. In fiscal 2007, we changed the reporting period for this joint venture. Accordingly, fiscal 2007 includes only 11 months of results from this joint venture compared to 12 months in fiscal 2009 and fiscal 2008.

During fiscal 2008, the 8th Continent soy milk business was sold, and our 50 percent share of the after-tax gain on the sale was $2.2 million, of which $1.7 million was recorded in fiscal 2008. We will record an additional gain of up to $0.5 million in the first quarter of fiscal 2010 if certain conditions related to the sale are satisfied.
In fiscal 2006, CPW announced a restructuring of its manufacturing plants in the United Kingdom. Our after-tax share of CPW restructuring, impairment, and other exit costs was as follows:

	Fiscal Year
Expense (Income), in Millions	2009	2008	2007

Gain on sale of property	$—	$(15.9)	$—
Depreciation associated with restructured assets	—	4.5	8.2
Other charges resulting from restructuring actions	—	3.2	—

Total	$—	$(8.2)	$8.2

During the first quarter of fiscal 2007, CPW acquired the Uncle Tobys cereal business in Australia for $385.6 million. We funded advances and an equity contribution to CPW from cash generated from our international operations, including our international joint ventures.
Joint venture balance sheet activity follows:

	May 31,	May 25,
In Millions	2009	2008

Cumulative investments	$283.3	$278.6
Goodwill and other intangibles	593.9	660.2
Aggregate advances	114.8	124.4

Joint venture earnings and cash flow activity follows:

	Fiscal Year
In Millions	2009	2008	2007

Sales to joint ventures	$14.2	$12.8	$31.8
Net advances (repayments)	(8.2)	(75.2)	103.4
Dividends received	68.5	108.7	45.2

Summary combined financial information for the joint ventures on a 100 percent basis follows:

	Fiscal Year
In Millions	2009	2008	2007

Net sales	$2,433.5	$2,404.2	$2,016.3
Gross margin	953.4	1,008.4	835.4
Earnings before income taxes	234.7	231.7	167.3
Earnings after income taxes	175.3	190.4	132.0

	May 31,	May 25,
In Millions	2009	2008

Current assets	$883.6	$1,021.5
Noncurrent assets	895.0	1,002.0
Current liabilities	1,442.8	1,592.6
Noncurrent liabilities	66.9	75.9

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets are as follows:

	May 31,	May 25,
In Millions	2009	2008

Goodwill	$6,663.0	$6,786.1

Other intangible assets:
Intangible assets not subject to amortization:
Brands	3,705.3	3,745.6
Intangible assets subject to amortization:
Patents, trademarks, and other finite-lived intangibles	56.1	44.0
Less accumulated amortization	(14.4)	(12.4)

Intangible assets subject to amortization	41.7	31.6

Other intangible assets	3,747.0	3,777.2

Total	$10,410.0	$10,563.3

The changes in the carrying amount of goodwill for fiscal 2007, 2008, and 2009 are as follows:

			Bakeries and	Joint
In Millions	U.S. Retail	International	Foodservice	Ventures	Total

Balance as of May 28, 2006	$4,960.0	$137.6	$1,201.1	$353.3	$6,652.0
Reclassification for customer shift	216.0	—	(216.0)	—	—
Acquisitions	—	23.4	—	15.0	38.4
Deferred tax adjustment resulting from tax audit settlement	13.1	0.2	3.6	1.1	18.0
Divestitures	—	—	(6.9)	—	(6.9)
Other activity, primarily foreign currency translation	13.8	(19.0)	—	139.1	133.9

Balance as of May 27, 2007	5,202.9	142.2	981.8	508.5	6,835.4
Finalization of purchase accounting	—	(0.3)	—	(16.3)	(16.6)
Adoption of FIN 48	(110.9)	(10.6)	(30.4)	—	(151.9)
Other activity, primarily foreign currency translation	15.0	15.1	4.3	84.8	119.2

Balance as of May 25, 2008	5,107.0	146.4	955.7	577.0	6,786.1
Acquisition of Humm Foods	41.6	—	—	—	41.6
Divestitures	(17.8)	(0.1)	(23.7)	—	(41.6)
Deferred tax adjustments related to divestitures	(46.5)	(4.5)	(12.8)	—	(63.8)
Deferred tax adjustment resulting from change in acquisition-related income tax liabilities	14.0	1.3	3.8	—	19.1
Other activity, primarily foreign currency translation	—	(19.8)	—	(58.6)	(78.4)

Balance as of May 31, 2009	$5,098.3	$123.3	$923.0	$518.4	$6,663.0

During fiscal 2007, as part of our annual goodwill and brand intangible impairment assessments, we reviewed our goodwill and other intangible asset allocations by country within the International segment and our joint ventures. The resulting reallocation of these balances across the countries within this segment and to our joint ventures caused changes in the foreign currency translation of the balances. As a result of these changes in foreign currency translation, we increased goodwill by $136.2 million, other intangible assets by $18.1 million, deferred income taxes by $9.2 million, and accumulated other comprehensive income (loss) by the net of these amounts.
At the beginning of fiscal 2007, we shifted selling responsibility for several customers from our Bakeries and Foodservice segment to our U.S. Retail segment. Goodwill of $216.0 million previously reported in our Bakeries and Foodservice segment as of May 28, 2006 has now been recorded in the U.S. Retail segment.
The changes in the carrying amount of other intangible assets for fiscal 2007, 2008, and 2009 are as follows:

			Joint
In Millions	U.S. Retail	International	Ventures	Total

Balance as of May 28, 2006	$3,175.5	$420.2	$11.4	$3,607.1
Other intangibles acquired	—	1.3	44.5	45.8
Other activity, primarily foreign currency translation	(0.3)	39.4	2.0	41.1

Balance as of May 27, 2007	3,175.2	460.9	57.9	3,694.0
Finalization of purchase accounting	—	15.6	16.3	31.9
Other activity, primarily foreign currency translation	—	42.3	9.0	51.3

Balance as of May 25, 2008	3,175.2	518.8	83.2	3,777.2
Acquisition of Humm Foods	19.4	—	—	19.4
Other activity, primarily foreign currency translation	14.3	(56.2)	(7.7)	(49.6)

Balance as of May 31, 2009	$3,208.9	$462.6	$75.5	$3,747.0

NOTE 7. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES
FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 31, 2009, and May 25, 2008, a comparison of cost and market values of our marketable debt and equity securities is as follows:

			Market		Gross		Gross
	Cost		Value		Gains		Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2009	2008	2009	2008	2009	2008	2009	2008

Available for sale:
Debt securities	$35.1	$20.5	$35.0	$20.7	$0.1	$0.2	$(0.2)	$—
Equity securities	6.1	6.1	13.8	14.0	7.7	7.9	—	—

Total	$41.2	$26.6	$48.8	$34.7	$7.8	$8.1	$(0.2)	$—

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

	Available for Sale
		Market
In Millions	Cost	Value

Under 1 year (current)	$27.8	$27.9
From 1 to 3 years	0.6	0.6
From 4 to 7 years	4.1	3.9
Over 7 years	2.6	2.6
Equity securities	6.1	13.8

Total	$41.2	$48.8

Marketable securities with a market value of $27.9 million as of May 31, 2009, were pledged as collateral for certain derivative contracts.
The fair values and carrying amounts of long-term debt, including the current portion, were $6,547.1 million and $6,263.3 million as of May 31, 2009, and $4,926.3 million and $4,790.7 million as of May 25, 2008. The fair value of long-term debt was estimated using discounted cash flows based on our current incremental borrowing rates for similar types of instruments.
RISK MANAGEMENT ACTIVITIES
As a part of our ongoing operations, we are exposed to market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. To manage these risks, we may enter into various derivative transactions (e.g., futures, options, and swaps) pursuant to our established policies.
COMMODITY PRICE RISK
Many commodities we use in the production and distribution of our products are exposed to market price risks. We utilize derivatives to manage price risk for our principal ingredient and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), non-fat dry milk, natural gas, and diesel fuel. Our primary objective when entering into these derivative contracts is to achieve certainty with regard to the future price of commodities purchased for use in our supply chain. We manage our exposures through a combination of purchase orders, long-term contracts with suppliers, exchange-traded futures and options, and over-the-counter options and swaps. We offset our exposures based on current and projected market conditions and generally seek to acquire the inputs at as close to our planned cost as possible.
As discussed in Note 2, we do not perform the assessments required to achieve hedge accounting for commodity derivative positions entered into after the beginning of fiscal 2008. Pursuant to this policy, unallocated corporate items for fiscal 2009 and fiscal 2008 included:

In Millions	2009	2008

Net gain (loss) on mark-to-market valuation of commodity positions	$(249.6)	$115.3
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	134.8	(55.7)
Net mark-to-market revaluation of certain grain inventories	(4.1)	(2.6)

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(118.9)	$57.0

As of May 31, 2009, the net notional value of commodity derivatives was $191.3 million, of which $67.9 million related to agricultural positions and $123.4 million related to energy positions. These contracts relate to inputs that generally will be utilized within the next 12 months.

INTEREST RATE RISK
We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include U.S. Treasury rates, LIBOR, and commercial paper rates in the United States and Europe. We use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.
Floating Interest Rate Exposures — Except as discussed below, floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Amounts deferred to accumulated other comprehensive income (loss) are reclassified into earnings over the life of the associated debt. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2009, 2008, and 2007.
Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities. Effective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2009, 2008, and 2007.
In anticipation of our acquisition of The Pillsbury Company (Pillsbury) and other financing needs, we entered into pay-fixed interest rate swap contracts during fiscal 2001 and 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. As of May 31, 2009, we still owned $1.8 billion of Pillsbury-related pay-fixed swaps that were previously neutralized with offsetting pay-floating swaps in fiscal 2002.
In advance of a planned debt financing in fiscal 2007, we entered into $700.0 million pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent. All of these forward-starting interest rate swaps were cash settled for $22.5 million coincident with our $1.0 billion 10-year fixed-rate note offering on January 24, 2007. As of May 31, 2009, a $17.1 million pre-tax loss remained in accumulated other comprehensive income (loss), which will be reclassified to earnings over the term of the underlying debt.
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

	May 31,	May 25,
In Millions	2009	2008

Pay-floating swaps — notional amount	$1,859.3	$1,879.5
Average receive rate	5.7%	5.8%
Average pay rate	0.3%	2.5%
Pay-fixed swaps — notional amount	$2,250.0	$2,250.0
Average receive rate	0.5%	2.6%
Average pay rate	6.4%	6.4%

The swap contracts mature at various dates from 2010 to 2016 as follows:

	Fiscal Year Maturity Date
In Millions	Pay Floating	Pay Fixed

2010	$18.9	$500.0
2011	17.6	—
2012	1,753.3	1,000.0
2013	14.6	750.0
2014	—	—
Beyond 2014	54.9	—

Total	$1,859.3	$2,250.0

FOREIGN EXCHANGE RISK
Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to foreign-dominated commercial paper, third party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-dominated commercial paper borrowings back to U.S. dollars; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 12 months forward.
The amount of hedge ineffectiveness was less than $1 million in fiscal 2009, fiscal 2008, and fiscal 2007.
We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 31, 2009, we had deferred net foreign currency transaction losses of $95.7 million in accumulated other comprehensive income (loss) associated with this hedging activity.
FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION
We categorize assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:
Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets, liabilities, and derivative positions as of May 31, 2009, were as follows:

	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (d)	$—	$—	$—	$—	$—	$(5.1)	$—	$(5.1)
Foreign exchange contracts (b) (c)	—	5.7	—	5.7	—	(25.8)	—	(25.8)

Total	—	5.7	—	5.7	—	(30.9)	—	(30.9)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (d)	—	189.8	—	189.8	—	(253.6)	—	(253.6)
Equity contracts (a) (e)	—	—	—	—	—	(1.5)	—	(1.5)
Commodity contracts (b) (g)	9.9	13.2	—	23.1	—	(9.9)	—	(9.9)

Total	9.9	203.0	—	212.9	—	(265.0)	—	(265.0)

Other assets and liabilities reported at fair value:
Marketable investments (f)	13.8	35.0	—	48.8	—	—	—	—
Grain contracts (g)	—	14.3	—	14.3	—	(12.8)	—	(12.8)

Total	13.8	49.3	—	63.1	—	(12.8)	—	(12.8)

Total financial assets, liabilities, and derivative positions	$23.7	$258.0	$—	$281.7	$—	$(308.7)	$—	$(308.7)

(a)	These contracts are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position.

(b)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(c)	Based on observable market transactions of spot currency rates and forward currency prices.

(d)	Based on LIBOR and swap rates.

(e)	Based on LIBOR, swap, and equity index swap rates.

(f)	Based on prices of common stock and bond matrix pricing.

(g)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, net investment hedges, and other derivatives not designated as hedging instruments for the fiscal year ended May 31, 2009, follows:

	Interest	Foreign
	Rate	Exchange	Equity	Commodity
In Millions	Contracts	Contracts	Contracts	Contracts	Total

Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI (a)	$(1.1)	$9.1	$—	$—	$8.0
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	15.8	(27.7)	—	—	(11.9)
Amount of gain (loss) recognized in earnings (c) (d)	(0.1)	0.3	—	—	0.2

Derivatives in Net Investment Hedging Relationships:
Amount of gain (loss) recognized in OCI (a)	—	6.0	—	—	6.0

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in earnings (e)	3.3	(70.2)	0.2	(249.6)	(316.3)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A for foreign exchange contracts.

(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate swaps and in SG&A for foreign exchange contracts.

(e)	Gain (loss) recognized in earnings is reported in interest, net for interest rate and foreign exchange contracts, in cost of sales for commodity contracts, and in SG&A for equity contracts.
AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized losses from interest rate cash flow hedges recorded in accumulated other comprehensive income (loss) as of May 31, 2009, totaled $29.0 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. As of May 31, 2009, we had no amounts from commodity derivatives recorded in accumulated other comprehensive income (loss). Unrealized losses from foreign currency cash flow hedges recorded in accumulated other comprehensive income (loss) as of May 31, 2009, were $12.9 million after-tax. The net amount of pre-tax gains and losses in accumulated other comprehensive income (loss) as of May 31, 2009, that is expected to be reclassified into net earnings within the next 12 months is $33.8 million of expense.
CREDIT-RISK-RELATED CONTINGENT FEATURES
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 31, 2009, was $35.8 million. We have posted collateral of $21.5 million in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on May 31, 2009, we would be required to post an additional $14.3 million of collateral to the counterparties.
CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK
During fiscal 2009, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 21 percent of our consolidated net sales and 29 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 6 percent of our net sales in the International segment and 5 percent of our net sales in the Bakeries and Foodservice segment. As of May 31, 2009, Wal-Mart accounted for 25 percent of our U.S. Retail receivables, 5 percent of our International receivables, and 15 percent of our Bakeries and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 54 percent of its fiscal 2009 net sales, the five largest customers in our International segment accounted for 28 percent of its fiscal 2009 net sales, and the five largest customers in our Bakeries and Foodservice segment accounted for 41 percent of its fiscal 2009 net sales.
We enter into interest rate, foreign exchange, and certain commodity and equity derivatives, primarily with a diversified group of highly rated counterparties. We continually monitor our positions and the credit ratings of the counterparties involved and, by policy, limit the amount of credit exposure to any one party. These transactions may expose us to potential losses due to the risk of nonperformance by these counterparties; however, we have not incurred a material loss and do not anticipate incurring any such material losses. We also enter into commodity futures transactions through various regulated exchanges.
The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $45.9 million against which we hold $24.8 million of collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we can access if a counterparty defaults.
NOTE 8. DEBT
Notes Payable
The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 31, 2009		May 25, 2008
		Weighted-		Weighted-
		Average		Average
	Notes	Interest	Notes	Interest
In Millions	Payable	Rate	Payable	Rate

U.S. commercial paper	$401.8	0.5%	$687.5	2.9%
Euro commercial paper	275.0	0.5	1,386.3	3.4
Financial institutions	135.4	12.9	135.0	9.6

Total notes payable	$812.2	2.6%	$2,208.8	3.6%

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States, Canada, and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. We also have $401.9 million in uncommitted credit lines, which support our foreign operations. As of May 31, 2009, there were no amounts outstanding on the fee-paid committed credit lines and $134.7 million was drawn on the uncommitted lines. The credit facilities contain several covenants with which we were in compliance as of May 31, 2009, including a requirement to maintain a fixed charge coverage ratio of at least 2.5.
Long-Term Debt
In January 2009, we sold $1.2 billion aggregate principal amount of our 5.65 percent notes due 2019. In August 2008, we sold $700.0 million aggregate principal amount of our 5.25 percent notes due 2013. The proceeds of these notes were used to repay a portion of our outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time for a specified make-whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.

In March  2008, we sold $750.0 million aggregate principal amount of our 5.2 percent notes due 2015, and in August 2007, we sold $700.0 million aggregate principal amount of our 5.65 percent notes due 2012. The proceeds of the notes were used to repay outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. The notes may be redeemed at our option at any time for a specified make-whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.
In April 2007, we issued $1.15 billion of floating rate convertible senior notes. In April 2008, holders of $1.14 billion of those notes tendered them to us for repurchase. In April 2009, we repurchased all of the remaining $9.5 million of outstanding notes. We issued commercial paper to fund the repurchases.
Our credit facilities and certain of our long-term debt agreements contain restrictive covenants. As of May 31, 2009, we were in compliance with all of these covenants.
As of May 31, 2009, the $47.0 million pre-tax loss recorded in accumulated other comprehensive income (loss) associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from accumulated other comprehensive income (loss) to net interest in fiscal 2010 is $15.2 million pre-tax.
A summary of our long-term debt is as follows:

	May 31,	May 25,
In Millions	2009	2008

6% notes due February 15, 2012	$1,240.3	$1,240.3
5.65% notes due February 15, 2019	1,150.0	—
5.7% notes due February 15, 2017	1,000.0	1,000.0
5.2% notes due March 17, 2015	750.0	750.0
5.25% notes due August 15, 2013	700.0	—
5.65% notes due September 10, 2012	700.0	700.0
Floating-rate notes due January 22, 2010	500.0	500.0
Debt of consolidated contract manufacturer	26.5	31.8
Medium-term notes, 4.8% to 9.1%, due 2009 or later (a)	204.4	327.3
Zero coupon notes, yield 11.1% (b)	—	150.6
Floating-rate convertible senior notes due April 11, 2037	—	9.5
Other, including capital leases	(7.9)	81.2

	6,263.3	4,790.7
Less amount due within one year	(508.5)	(442.0)

Total long-term debt	$5,754.8	$4,348.7

(a)	Holders of $25.6 million of our medium-term notes put these to us for repurchase in fiscal 2009, and an additional $97.2 million matured in fiscal 2009.

(b)	We redeemed these notes on August 15, 2008. The final payment on that date was $154.3 million.
Principal payments due on long-term debt in the next five years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are $508.5 million in fiscal 2010, $109.0 million in fiscal 2011, $1,253.5 million in fiscal 2012, $1,514.6 million in fiscal 2013, and $3.3 million in fiscal 2014.
NOTE 9. MINORITY INTERESTS
In April 2002, we contributed assets with an aggregate fair market value of $4.2 billion to our subsidiary GMC. The contributed assets consist primarily of manufacturing assets and intellectual property associated with the production and retail sale of Big G cereals, Progresso soups, and Old El Paso products in the United States. In exchange for the contribution of these assets, GMC issued its managing membership interest and its limited preferred membership interests to certain of our wholly owned subsidiaries. We continue to hold the entire managing membership interest, and therefore direct the operations of GMC. Other than the right to consent to certain actions, holders of the limited preferred membership interests do not participate in the management of GMC. We currently hold all interests in GMC other than the Class A Limited Membership Interests (Class A Interests).
In May 2002, we sold 150,000 Class A Interests to an unrelated third-party investor for $150.0 million. In June 2007, we sold an additional 88,851 Class A Interests to the same unrelated third-party investor for $92.3 million. As of May 31, 2009, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $242.3 million.

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
The holder of the Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 65 basis points, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $248.1 million). The Fifth Amended and Restated Limited Liability Company Agreement of GMC requires that the preferred return rate of the Class A Interests be adjusted every five years through a negotiated agreement between the Class A Interest holder and GMC, or through a remarketing auction. The next remarketing is scheduled to occur in June 2012 and thereafter in five-year intervals. Upon a failed remarketing, the preferred return rate over three-month LIBOR will be increased by 75 basis points until the next remarketing, which will occur in 3 month intervals until a successful remarketing occurs or the managing member purchases the Class A Interests. The managing member may at any time elect to purchase all of the Class A Interests for an amount equal to the holder’s capital account balance (as adjusted in a mark-to-market valuation), plus any accrued but unpaid preferred returns and the prescribed make-whole amount.
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
Our minority interests contain restrictive covenants. As of May 31, 2009, we were in compliance with all of these covenants.
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
On December 10, 2007, our Board of Directors approved the retirement of 125.0 shares of common stock in treasury. This action reduced common stock by $12.5 million, reduced additional paid-in capital by $5,068.3 million, and reduced common stock in treasury by $5,080.8 million on our Consolidated Balance Sheets.
During fiscal 2009, we repurchased 20.2 million shares of our common stock for an aggregate purchase price of $1,296.4 million. During fiscal 2008, we repurchased 23.9 million shares of our common stock for an aggregate purchase price of $1384.6 million. During fiscal 2007, we repurchased 25.3 million shares of our common stock for an aggregate purchase price of $1385.1 million, of which $64.5 million settled after the end of our fiscal year. In fiscal 2007, our Board of Directors authorized the repurchase of up to 75 million shares of our common stock. Purchases under the authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no specified termination date.
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

The following table provides details of other comprehensive income (loss):

In Millions	Pretax	Tax	Net

Fiscal 2007:
Foreign currency translation	$193.8	$—	$193.8
Minimum pension liability	(33.5)	12.7	(20.8)
Other fair value changes:
Securities	2.0	(0.7)	1.3
Hedge derivatives	11.4	(4.9)	6.5
Reclassification to earnings:
Hedge derivatives	22.8	(8.3)	14.5

Other comprehensive income	$196.5	$(1.2)	$195.3

Fiscal 2008:
Foreign currency translation	$246.3	$—	$246.3
Minimum pension liability	61.4	(22.0)	39.4
Other fair value changes:
Securities	1.5	(0.6)	0.9
Hedge derivatives	59.6	(21.3)	38.3
Reclassification to earnings:
Hedge derivatives	(64.5)	23.5	(41.0)
Amortization of losses and prior service costs	20.6	(8.1)	12.5

Other comprehensive income	$324.9	$(28.5)	$296.4

Fiscal 2009:
Foreign currency translation	$(287.8)	$—	$(287.8)
Net actuarial loss arising during period	(1,254.0)	477.8	(776.2)
Other fair value changes:
Securities	(0.6)	0.2	(0.4)
Hedge derivatives	8.0	(3.4)	4.6
Reclassification to earnings:
Hedge derivatives	(11.9)	4.6	(7.3)
Amortization of losses and prior service costs	24.2	(9.2)	15.0

Other comprehensive loss	$(1,522.1)	$470.0	$(1,052.1)

During fiscal 2009, we incurred unrecognized losses in excess of $1.1 billion on assets, primarily equity securities, in our defined benefit pension and other postretirement benefit plans. These losses are currently recognized in other comprehensive income. In future years, the losses will be reflected in pension expense using the market-related value of the plan assets over a five year period, and amortized using a declining balance method over the average remaining service period of active plan participants.
In fiscal 2009, 2008 and 2007, except for reclassifications to earnings, changes in other comprehensive income (loss) were primarily non-cash items.

Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows:

	May 31,	May 25,
In Millions	2009	2008

Foreign currency translation adjustments	$360.6	$648.4
Unrealized gain (loss) from:
Securities	4.4	4.8
Hedge derivatives	(41.9)	(39.2)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,168.2)	(400.4)
Prior service costs	(30.3)	(36.9)

Accumulated other comprehensive income (loss)	$(875.4)	$176.7

NOTE 11. STOCK PLANS
We use broad-based stock plans to help ensure that management’s interests are aligned with those of our stockholders. As of May 31, 2009, a total of 5,963,996 shares were available for grant in the form of stock options, restricted shares, restricted stock units, and shares of common stock under the 2007 Stock Compensation Plan (2007 Plan) and the 2006 Compensation Plan for Non-Employee Directors (2006 Director Plan). On September 24, 2007, our stockholders approved the 2007 Plan, replacing the 2005 Stock Compensation Plan (2005 Plan). Restricted shares and restricted stock units may also be granted under our Executive Incentive Plan (EIP) through September 25, 2010. The 2007 Plan and EIP also provide for the issuance of cash-settled share-based payments. Stock-based awards now outstanding include some granted under the 1993, 1995, 1996, 1998 (senior management), 1998 (employee), 2001, 2003, and 2005 stock plans, under which no further awards may be granted. The stock plans provide for full vesting of options, restricted shares, restricted stock units, and cash-settled share-based payments upon completion of specified service periods or in certain circumstances, following a change of control.
Stock Options
The estimated weighted-average fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2009	2008	2007

Estimated fair values of stock options granted	$9.41	$10.55	$10.74
Assumptions:
Risk-free interest rate	4.4%	5.1%	5.3%
Expected term	8.5 years	8.5 years	8.0 years
Expected volatility	16.1%	15.6%	19.7%
Dividend yield	2.7%	2.7%	2.8%

The valuation of stock options is a significant accounting estimate which requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield.
We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. For the fiscal 2009 grants, we have excluded historical volatility for fiscal 2002 and prior, primarily because volatility driven by our acquisition of Pillsbury in fiscal 2002 does not reflect what we believe to be expected future volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility.

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
Information on stock option activity follows:

		Weighted-		Weighted-
		Average		Average
	Options	Exercise	Options	Exercise
	Exercisable	Price	Outstanding	Price
	(Thousands)	per Share	(Thousands)	per Share

Balance as of May 28, 2006	42,071.9	$39.93	58,203.1	$41.45
Granted			5,284.9	51.34
Exercised			(9,382.2)	37.41
Forfeited or expired			(332.6)	46.11

Balance as of May 27, 2007	39,505.9	41.16	53,773.2	43.09
Granted			5,499.4	58.76
Exercised			(6,135.1)	37.50
Forfeited or expired			(116.3)	50.42

Balance as of May 25, 2008	38,194.6	42.46	53,021.2	45.35
Granted			3,247.7	63.49
Exercised			(8,774.2)	39.21
Forfeited or expired			(191.2)	55.00

Balance as of May 31, 2009	33,809.6	$43.93	47,303.5	$47.69

Stock-based compensation expense related to stock option awards was $40.0 million in fiscal 2009, $52.8 million in fiscal 2008, and $54.0 million in fiscal 2007.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year
In Millions	2009	2008	2007

Net cash proceeds	$305.9	$192.0	$307.0
Intrinsic value of options exercised	226.7	134.4	177.3

Restricted Stock, Restricted Stock Units, and Cash-Settled Share-Based Payments
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
Information on restricted stock unit and cash-settled share-based payment activity follows:

	Equity Classified		Liability Classified
					Cash-Settled
		Weighted-		Weighted-	Share-Based	Weighted-
	Share-Settled	Average	Share-Settled	Average	Payment	Average
	Units	Grant-Date Fair	Units	Grant-Date Fair	Units	Grant-Date Fair
	(Thousands)	Value	(Thousands)	Value	(Thousands)	Value

Non-vested as of May 25, 2008	4,996.2	$52.81	154.5	$52.86	—	$—
Granted	1,150.8	63.41	65.9	63.35	957.3	63.40
Vested	(1,527.4)	48.96	(47.0)	48.31	(44.7)	63.40
Forfeited or expired	(228.6)	57.18	(14.6)	59.31	(37.7)	63.40

Non-vested as of May 31, 2009	4,391.0	$56.70	158.8	$57.97	874.9	$63.40

	Fiscal Year
	2009	2008	2007

Number of units granted (thousands)	2,174.0	1,952.2	1,771.2
Weighted average price per unit	$63.40	$58.62	$51.71

The total grant-date fair value of restricted stock unit and cash-settled share-based payment awards that vested during fiscal 2009 was $79.9 million. The total grant-date fair value of restricted stock unit and cash-settled share-based payment awards that vested during fiscal 2008 was $65.6 million.
As of May 31, 2009, unrecognized compensation costs related to non-vested stock options, restricted stock units, and cash-settled share-based payment was $186.9 million. This cost will be recognized as a reduction of earnings over 25 months, on average.
Stock-based compensation expense related to restricted stock unit and cash-settled share-based payment awards was $101.4 million for fiscal 2009, $80.4 million for fiscal 2008, and $73.1 million for fiscal 2007.

NOTE 12. EARNINGS PER SHARE
Basic and diluted EPS were calculated using the following:

	Fiscal Year
In Millions, Except Per Share Data	2009	2008	2007

Net earnings — as reported	$1,304.4	$1,294.7	$1,143.9
Capital appreciation paid on Series B-1 interests in GMC (a)	—	(8.0)	—

Net earnings for basic and diluted EPS calculations	$1,304.4	$1,286.7	$1,143.9

Average number of common shares — basic EPS	331.9	333.0	346.5
Incremental share effect from:
Stock options (b)	8.9	10.6	10.7
Restricted stock units and other (b)	2.7	2.8	2.0
Forward purchase contract (c)	—	0.5	1.0

Average number of common shares — diluted EPS	343.5	346.9	360.2

Earnings per share — basic	$3.93	$3.86	$3.30
Earnings per share — diluted	$3.80	$3.71	$3.18

(a)	See Note 9.

(b)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2009	2008	2007

Anti-dilutive stock options and restricted stock units	7.1	4.7	6.0

(c)	On October 15, 2007, we settled a forward purchase contract with Lehman Brothers by issuing 14.3 million shares of common stock.
NOTE 13. RETIREMENT AND POSTEMPLOYMENT BENEFITS
Defined Benefit Pension Plans
We have defined benefit pension plans covering most domestic, Canadian, and United Kingdom employees. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $200.0 million of voluntary contributions to our principal domestic plans in fiscal 2009, and are not required to make similar contributions in fiscal 2010. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would vest if the plan is terminated within five years of a change in control.
Other Postretirement Benefit Plans
We also sponsor plans that provide health care benefits to the majority of our domestic and Canadian retirees. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We fund related trusts for certain employees and retirees on an annual basis. We did not make voluntary contributions to these plans in fiscal 2009.

Health Care Cost Trend Rates
Assumed health care costs trend rates are as follows:

	Fiscal Year
	2009	2008

Health care cost trend rate for next year	9.0% and 9.5%	9.25% and 10.25%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.2%	5.2%
Year that the rate reaches the ultimate trend rate	2018	2016

We review our health care trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 9.5 percent for retirees age 65 and over and 9.0 percent for retirees under age 65. These rates are graded down annually until the ultimate trend rate of 5.2 percent is reached in 2018 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.
A one percentage point change in the health care cost trend rate would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
In Millions	Increase	Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2010	$7.2	$(6.3)
Effect on the other postretirement accumulated benefit obligation as of May 31, 2009	75.8	(66.9)

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
We use our fiscal year end as the measurement date for all our defined benefit pension and other postretirement benefit plans.

Summarized financial information about defined benefit pension, other postretirement, and postemployment benefits plans is presented below:

			Other
	Defined Benefit		Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2009	2008	2009	2008	2009	2008

Change in Plan Assets:
Fair value at beginning of year	$4,128.7	$4,097.8	$349.6	$391.0
Actual return on assets	(1,009.1)	181.1	(94.4)	1.9
Employer contributions	220.2	14.2	0.1	—
Plan participant contributions	3.1	3.6	11.0	10.4
Benefits payments	(177.4)	(168.0)	(30.7)	(53.7)
Foreign currency	(7.7)	—	—	—

Fair value at end of year	$3,157.8	$4,128.7	$235.6	$349.6

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$3,224.1	$3,257.5	$911.3	$980.9	$104.6	$95.7
Service cost	76.5	80.1	14.2	16.4	6.5	5.4
Interest cost	215.4	196.7	61.2	58.8	4.9	3.7
Plan amendment	0.3	1.9	(1.3)	—	2.3	—
Curtailment/other	—	(0.6)	—	(0.3)	8.4	2.3
Plan participant contributions	3.1	3.6	11.0	10.4	—	—
Medicare Part D reimbursements	—	—	4.7	4.6	—	—
Actuarial loss (gain)	(166.8)	(147.1)	(92.0)	(100.8)	1.6	11.6
Benefits payments	(177.4)	(168.0)	(57.8)	(58.7)	(15.6)	(14.1)
Foreign currency	(7.9)	—	0.7	—	(0.2)	—

Projected benefit obligation at end of year	$3,167.3	$3,224.1	$852.0	$911.3	$112.5	$104.6

Plan assets in excess of (less than) benefit obligation as of fiscal year end	$(9.5)	$904.6	$(616.4)	$(561.7)	$(112.5)	$(104.6)

The accumulated benefit obligation for all defined benefit plans was $2,885.3 million as of May 31, 2009, and $2,914.8 million as of May 25, 2008.
Amounts recognized in accumulated other comprehensive income (loss) as of May 31, 2009, are as follows:

			Other
	Defined Benefit		Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2009	2008	2009	2008	2009	2008	2009	2008

Net actuarial loss	$(1,028.2)	$(276.8)	$(130.3)	$(115.6)	$(9.7)	$(8.0)	$(1,168.2)	$(400.4)
Prior service (costs) credits	(29.6)	(34.7)	6.8	6.9	(7.5)	(9.1)	(30.3)	(36.9)

Amounts recorded in accumulated other comprehensive loss	$(1,057.8)	$(311.5)	$(123.5)	$(108.7)	$(17.2)	$(17.1)	$(1,198.5)	$(437.3)

Plans with accumulated benefit obligations in excess of plan assets are as follows:

			Other
	Defined Benefit		Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2009	2008	2009	2008	2009	2008

Projected benefit obligation	$225.2	$219.2	$—	$—	$—	$—
Accumulated benefit obligation	194.4	185.0	852.0	911.3	112.5	104.6
Plan assets at fair value	15.9	18.9	235.6	349.6	—	—

Components of net periodic benefit (income) costs are as follows:

	Defined Benefit			Other Postretirement			Postemployment
	Pension Plans			Benefit Plans			Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service cost	$76.5	$80.1	$73.1	$14.2	$16.4	$16.3	$6.5	$5.4	$4.8
Interest cost	215.4	196.7	185.6	61.2	58.8	58.3	4.9	3.7	3.9
Expected return on plan assets	(385.8)	(360.6)	(335.2)	(30.0)	(30.3)	(27.2)	—	—	—
Amortization of losses (gains)	7.8	22.7	12.5	7.2	15.3	15.6	1.0	(0.2)	(0.2)
Amortization of prior service costs (credits)	7.4	7.5	7.8	(1.4)	(1.4)	(1.6)	2.2	2.2	2.2
Other adjustments	—	—	0.2	—	—	—	8.4	2.3	19.9
Settlement or curtailment losses	—	0.3	0.2	—	—	—	—	—	—

Net (income) expense	$(78.7)	$(53.3)	$(55.8)	$51.2	$58.8	$61.4	$23.0	$13.4	$30.6

We expect to recognize the following amounts in net periodic benefit (income) costs in fiscal 2010:

		Other
	Defined Benefit	Postretirement	Postemployment
In Millions	Pension Plans	Benefit Plans	Benefit Plans

Amortization of losses	$7.0	$2.0	$1.0
Amortization of prior service costs (credits)	6.9	(1.6)	2.4

Assumptions
Weighted-average assumptions used to determine fiscal year end benefit obligations are as follows:

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2009	2008	2009	2008	2009	2008

Discount rate	7.49%	6.88%	7.45%	6.90%	7.06%	6.64%
Rate of salary increases	4.92	4.93	—	—	4.93	4.93

Weighted-average assumptions used to determine fiscal year net periodic benefit (income) costs are as follows:

	Defined Benefit			Other Postretirement			Postemployment
	Pension Plans			Benefit Plans			Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	6.88%	6.18%	6.53%	6.90%	6.15%	6.50%	6.64%	6.05%	6.44%
Rate of salary increases	4.93	4.39	4.39	—	—	—	4.93	4.39	4.40
Expected long-term rate of return on plan assets	9.55	9.56	9.57	9.35	9.33	9.33	—	—	—

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
Weighted-average asset allocations for the past two fiscal years for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans
	Fiscal Year		Fiscal Year
	2009	2008	2009	2008

Asset category:
United States equities	29.5%	29.1%	32.6%	32.6%
International equities	19.1	22.9	18.4	19.1
Private equities	13.6	12.2	12.0	8.9
Fixed income	24.4	24.2	28.4	29.3
Real assets	13.4	11.6	8.6	10.1

Total	100.0%	100.0%	100.0%	100.0%

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

Contributions and Future Benefit Payments
We do not expect to make contributions to our defined benefit, other postretirement, and postemployment benefits plans in fiscal 2010. Actual fiscal 2010 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2010-2019 as follows:

	Defined	Other
	Benefit	Postretirement	Medicare	Postemployment
	Pension	Benefit Plans	Subsidy	Benefit
In Millions	Plans	Gross Payments	Receipts	Plans

2010	$188.3	$55.5	$5.4	$18.6
2011	194.9	59.4	5.9	20.1
2012	202.2	62.9	6.4	20.8
2013	210.3	65.9	6.9	21.4
2014	219.4	69.3	7.5	22.0
2015-2019	1,258.2	393.4	47.7	120.5

Defined Contribution Plans
The General Mills Savings Plan is a defined contribution plan that covers domestic salaried and nonunion employees. It had net assets of $1,933.1 million as of May 31, 2009, and $2,309.9 million as of May 25, 2008. This plan is a 401(k) savings plan that includes a number of investment funds and an Employee Stock Ownership Plan (ESOP). We sponsor another savings plan for certain hourly employees with net assets of $15.6 million as of May 31, 2009. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $59.5 million in fiscal 2009, $61.9 million in fiscal 2008, and $48.3 million in fiscal 2007.
The ESOP originally purchased our common stock principally with funds borrowed from third parties and guaranteed by us. The ESOP shares are included in net shares outstanding for the purposes of calculating EPS. The ESOP’s third-party debt was repaid on June 30, 2007. The ESOP’s only assets are our common stock and temporary cash balances. The ESOP’s share of the total defined contribution expense was $50.6 million in fiscal 2009, $52.3 million in fiscal 2008, and $40.1 million in fiscal 2007. The ESOP’s expense was calculated by the “shares allocated” method.
The ESOP used our common stock to convey benefits to employees and, through increased stock ownership, to further align employee interests with those of stockholders. We matched a percentage of employee contributions to the General Mills Savings Plan with a base match plus a variable year end match that depended on annual results. Employees received our match in the form of common stock.
Our cash contribution to the ESOP was calculated so as to pay off enough debt to release sufficient shares to make our match. The ESOP used our cash contributions to the plan, plus the dividends received on the ESOP’s leveraged shares, to make principal and interest payments on the ESOP’s debt. As loan payments were made, shares became unencumbered by debt and were committed to be allocated. The ESOP allocated shares to individual employee accounts on the basis of the match of employee payroll savings (contributions), plus reinvested dividends received on previously allocated shares. The ESOP incurred net interest of less than $1.0 million in fiscal 2007. The ESOP used dividends of $2.5 million in fiscal 2007, along with our contributions of less than $1.0 million in fiscal 2007, to make interest and principal payments.
The number of shares of our common stock allocated to participants in the ESOP was 5.6 million as of May 31, 2009, and 5.2 million as of May 25, 2008.

NOTE 14. INCOME TAXES
The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2009	2008	2007

Earnings before income taxes and after-tax earnings from joint ventures:
United States	$1,710.3	$1,624.5	$1,453.8
Foreign	222.6	181.6	177.5

Total earnings before income taxes and after-tax earnings from joint ventures	$1,932.9	$1,806.1	$1,631.3

Income taxes:
Currently payable:
Federal	$457.8	$447.7	$447.7
State and local	37.3	52.9	44.4
Foreign	9.5	23.5	42.0

Total current	504.6	524.1	534.1

Deferred:
Federal	155.7	65.9	27.9
State and local	36.3	24.2	9.1
Foreign	23.8	8.0	(11.0)

Total deferred	215.8	98.1	26.0

Total income taxes	$720.4	$622.2	$560.1

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2009	2008	2007

United States statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.9	3.5	2.6
Foreign rate differences	(2.4)	(1.2)	(2.7)
Federal court decisions, including interest	2.7	(1.7)	—
Domestic manufacturing deduction	(1.1)	(1.0)	(0.6)
Other, net	0.2	(0.2)	—

Effective income tax rate	37.3%	34.4%	34.3%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	May 31,	May 25,
In Millions	2009	2008

Accrued liabilities	$160.0	$143.4
Restructuring, impairment, and other exit charges	0.4	2.1
Compensation and employee benefits	559.9	526.3
Unrealized hedge losses	18.4	23.8
Unrealized losses	221.7	205.4
Capital losses	165.7	219.5
Net operating losses	94.6	93.1
Other	95.4	99.2

Gross deferred tax assets	1,316.1	1,312.8
Valuation allowance	440.4	521.5

Net deferred tax assets	875.7	791.3

Brands	1,286.6	1,279.1
Depreciation	308.1	271.9
Prepaid pension asset	81.3	430.3
Intangible assets	102.2	85.8
Tax lease transactions	72.6	74.0
Other	174.6	133.2

Gross deferred tax liabilities	2,025.4	2,274.3

Net deferred tax liability	$1,149.7	$1,483.0

We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carry forward period to allow us to realize these deferred tax benefits.
Of the total valuation allowance of $440.4 million, $169.7 million relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition. Of the remaining valuation allowance, $165.7 million relates to capital loss carryforwards and $94.6 million relates to state and foreign operating loss carryforwards. In the future, if tax benefits are realized related to the valuation allowances, the reduction in the valuation allowance will generally reduce tax expense. As of May 31, 2009, we believe it is more likely than not that the remainder of our deferred tax asset is realizable.
The carryforward periods on our foreign loss carryforwards are as follows: $59.9 million do not expire; $9.9 million expire between fiscal 2010 and fiscal 2011; $13.6 million expire between fiscal 2012 and fiscal 2019; and $2.6 million expire in fiscal 2020.
We have not recognized a deferred tax liability for unremitted earnings of $2.1 billion from our foreign operations because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings will be remitted in a tax-free liquidation. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested.
Annually we file more than 350 income tax returns in approximately 100 global taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our liabilities for income taxes reflect the most likely outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash.

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. We are no longer subject to United States federal examinations by the IRS for fiscal years before 2002.
The IRS has concluded its field examination of our 2006 and prior federal tax years, which resulted in payments of $17.6 million in fiscal 2009 and $56.5 million in fiscal 2008 to cover the additional U.S. income tax liability plus interest related to adjustments during these audit cycles. The IRS also proposed additional adjustments for the fiscal 2002 to 2006 audit cycles related to the amount of capital loss and depreciation and amortization we reported as a result of our sale of minority interests in our GMC subsidiary. The IRS has proposed adjustments that effectively eliminate most of the tax benefits associated with this transaction. We believe we have meritorious defenses and are vigorously defending our positions. We have determined that a portion of this matter should be included as a tax liability and is accordingly included in our total liabilities for uncertain tax positions. We have appealed the results of the IRS field examinations to the IRS Appeals Division. The IRS initiated its audit of our fiscal 2007 and 2008 tax years during fiscal 2009.
In the third quarter of fiscal 2008, we recorded an income tax benefit of $30.7 million as a result of a favorable U.S. district court decision on an uncertain tax matter. In the third quarter of fiscal 2009, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing the district court decision. As a result, we recorded $52.6 million (including interest) of income tax expense related to the reversal of cumulative income tax benefits from this uncertain tax matter recognized in fiscal years 1992 through 2008. We are currently evaluating our options for appeal. If the appellate court decision is not overturned, we would expect to make cash tax and interest payments of approximately $31.7 million in connection with this matter.
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
We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. Prior to fiscal 2008, our policy was to establish liabilities that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution.
As a result of our fiscal 2008 adoption of a new accounting pronouncement regarding the accounting for income taxes, we recorded a $218.1 million reduction to accrued tax liabilities, a $151.9 million reduction to goodwill, a $57.8 million increase to additional paid in capital, and an $8.4 million increase to retained earnings.
The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2009. Approximately $211.4 million of this total represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain of the liabilities below would impact deferred taxes if recognized or are the result of stock compensation items impacting additional paid-in capital. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

	Fiscal Year
In Millions	2009	2008

Balance, beginning of year	$534.6	$464.9
Tax position related to fiscal 2008:
Additions	66.8	69.6
Tax positions related to prior years:
Additions	48.9	54.7
Reductions	(63.7)	(36.0)
Settlements	(13.0)	—
Lapses in statutes of limitations	(3.5)	(18.6)

Balance, end of year	$570.1	$534.6

As of May 31, 2009, we have classified approximately $107.8 million of the unrecognized tax benefits as a current liability as we expect to pay these amounts within the next 12 months. The remaining amount of our unrecognized tax liability was classified in other liabilities.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2009, we recognized a net $31.6 million of tax-related net interest and penalties, and had $149.7 million of accrued interest and penalties as of May 31, 2009.
NOTE 15. LEASES AND OTHER COMMITMENTS
An analysis of rent expense by type of property for operating leases follows:

	Fiscal Year
In Millions	2009	2008	2007

Warehouse space	$51.4	$49.9	$46.6
Equipment	39.1	28.6	26.7
Other	49.5	43.2	33.8

Total rent expense	$140.0	$121.7	$107.1

Some operating leases require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.
Noncancelable future lease commitments are:

	Operating	Capital
In Millions	Leases	Leases

2010	$87.6	$5.0
2011	71.2	3.5
2012	60.6	3.1
2013	44.5	3.1
2014	30.5	1.2
After 2014	56.9	—

Total noncancelable future lease commitments	$351.3	15.9

Less: interest		(2.0)

Present value of obligations under capital leases		$13.9

These future lease commitments will be partially offset by estimated future sublease receipts of $18 million. Depreciation on capital leases is recorded as depreciation expense in our results of operations.
As of May 31, 2009, we have issued guarantees and comfort letters of $653.6 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $282.4 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $351.3 million as of May 31, 2009.
We are involved in various claims, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, either individually or in aggregate, will not have a material adverse effect on our financial position or results of operations.
NOTE 16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail, 68.4 percent of our fiscal 2009 consolidated net sales; International, 17.6 percent of our fiscal 2009 consolidated net sales; and Bakeries and Foodservice, 14.0 percent of our fiscal 2009 consolidated net sales.
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
Operating profit for these segments excludes unallocated corporate items, restructuring, impairment, and other exit costs, and divestiture gains and losses. Unallocated corporate items include variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, all stock-based compensation costs, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments in accordance with our policy as discussed in Note 2. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

	Fiscal Year
In Millions	2009	2008	2007

Net sales:
U.S. Retail	$10,052.1	$9,072.0	$8,491.3
International	2,591.4	2,558.8	2,123.4
Bakeries and Foodservice	2,047.8	2,021.3	1,826.8

Total	$14,691.3	$13,652.1	$12,441.5

Operating profit:
U.S. Retail	$2,208.5	$1,971.2	$1,896.6
International	261.4	268.9	215.7
Bakeries and Foodservice	171.0	165.4	147.8

Total segment operating profit	2,640.9	2,405.5	2,260.1
Unallocated corporate items	361.3	156.7	163.0
Divestitures (gain), net	(84.9)	—	—
Restructuring, impairment, and other exit costs	41.6	21.0	39.3

Operating profit	$2,322.9	$2,227.8	$2,057.8

The following table provides financial information by geographic area:

	Fiscal Year
In Millions	2009	2008	2007

Net sales:
United States	$12,057.4	$11,036.7	$10,258.7
Non-United States	2,633.9	2,615.4	2,182.8

Total	$14,691.3	$13,652.1	$12,441.5

	May 31,	May 25,
In Millions	2009	2008

Land, buildings, and equipment:
United States	$2,555.6	$2,617.1
Non-United States	479.3	491.0

Total	$3,034.9	$3,108.1

NOTE 17. SUPPLEMENTAL INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	May 31,	May 25,
In Millions	2009	2008

Receivables:
From customers	$971.2	$1,098.0
Less allowance for doubtful accounts	(17.8)	(16.4)

Total	$953.4	$1,081.6

	May 31,	May 25,
In Millions	2009	2008

Inventories:
Raw materials and packaging	$273.1	$265.0
Finished goods	1,096.1	1,012.4
Grain	126.9	215.2
Excess of FIFO or weighted-average cost over LIFO cost (a)	(149.3)	(125.8)

Total	$1,346.8	$1,366.8

(a)	Inventories of $908.3 million as of May 31, 2009, and $806.4 million as of May 25, 2008, were valued at LIFO.

	May 31,	May 25,
In Millions	2009	2008

Prepaid expenses and other current assets:
Prepaid expenses	$197.5	$193.5
Accrued interest receivable, including interest rate swaps	73.4	103.5
Derivative receivables, primarily commodity-related	32.0	78.2
Other receivables	87.6	105.6
Current marketable securities	23.4	13.3
Miscellaneous	55.4	16.5

Total	$469.3	$510.6

	May 31,	May 25,
In Millions	2009	2008

Land, buildings, and equipment:
Land	$55.2	$61.2
Buildings	1,571.8	1,550.4
Buildings under capital lease	25.0	27.1
Equipment	4,324.0	4,216.4
Equipment under capital lease	27.7	37.6
Capitalized software	268.0	234.8
Construction in progress	349.2	343.8

Total land, buildings, and equipment	6,620.9	6,471.3
Less accumulated depreciation	(3,586.0)	(3,363.2)

Total	$3,034.9	$3,108.1

	May 31,	May 25,
In Millions	2009	2008

Other assets:
Pension assets	$195.1	$1,110.1
Investments in and advances to joint ventures	283.3	278.6
Life insurance	89.8	92.3
Non-current derivative receivables	189.8	126.2
Miscellaneous	137.0	143.0

Total	$895.0	$1,750.2

	May 31,	May 25,
In Millions	2009	2008

Other current liabilities:
Accrued payroll	$338.2	$364.1
Accrued interest	182.1	146.8
Accrued trade and consumer promotions	473.5	446.0
Accrued taxes	168.0	66.9
Derivatives payable	25.8	8.1
Accrued customer advances	19.3	17.3
Miscellaneous	275.0	190.6

Total	$1,481.9	$1,239.8

	May 31,	May 25,
In Millions	2009	2008

Other noncurrent liabilities:
Interest rate swaps	$258.7	$218.4
Accrued compensation and benefits, including obligations for underfunded other postretirement and postemployment benefit plans	1,051.0	1,000.6
Accrued income taxes	541.5	628.6
Miscellaneous	80.5	76.3

Total	$1,931.7	$1,923.9

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2009	2008	2007

Depreciation and amortization	$453.6	$459.2	$417.8
Research and development expense	208.2	204.7	191.1
Advertising and media expense (including production and communication costs)	732.1	587.2	491.4

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2009	2008	2007

Interest expense	$409.5	$432.0	$396.6
Distributions paid on preferred stock and interests in subsidiaries	7.2	22.0	63.8
Capitalized interest	(5.1)	(5.0)	(2.5)
Interest income	(21.6)	(27.3)	(31.4)

Interest, net	$390.0	$421.7	$426.5

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2009	2008	2007

Cash interest payments	$292.8	$436.6	$406.8
Cash paid for income taxes	395.3	444.4	368.8

In fiscal 2009, we acquired Humm Foods by issuing 0.9 million shares of our common stock to its shareholders, with a value of $55.0 million, as consideration. This acquisition is treated as a non-cash transaction in our Consolidated Statement of Cash Flows.
NOTE 18. QUARTERLY DATA (UNAUDITED)
Summarized quarterly data for fiscal 2009 and fiscal 2008 follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In Millions, Except Per	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
Share Amounts	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$3,497.3	$3,072.0	$4,010.8	$3,703.4	$3,537.4	$3,405.6	$3,645.7	$3,471.1
Gross margin	1,191.7	1,156.2	1,219.6	1,331.2	1,277.5	1,354.2	1,544.6	1,032.2
Net earnings (a)	278.5	288.9	378.2	390.5	288.9	430.1	358.8	185.2
EPS:
Basic	$0.83	$0.85	$1.14	$1.19	$0.88	$1.28	$1.09	$0.55
Diluted	$0.79	$0.81	$1.09	$1.14	$0.85	$1.23	$1.07	$0.53
Dividends per share	$0.43	$0.39	$0.43	$0.39	$0.43	$0.39	$0.43	$0.40
Market price of common stock:
High	$67.70	$61.52	$70.16	$59.67	$64.78	$61.40	$55.50	$62.50
Low	$59.87	$54.17	$58.11	$55.52	$55.04	$51.43	$47.22	$54.50

(a)	Net earnings in the fourth quarter of fiscal 2009 include a pre-tax loss of $5.6 million from the sale of our bread concentrates product line and a pre-tax loss of $38.3 million from the sale of a portion of the assets of our frozen unbaked bread dough product line. In addition, we recorded a pre-tax charge of $16.8 million for the restructuring of our business in Brazil, and $8.3 million for the discontinuation of our Perfect Portions product line at our Murfreesboro, Tennessee plant. See Notes 3 and 4.

Glossary
AOCI. Accumulated Other Comprehensive Income.
Average total capital. Used for calculating return on average total capital. Notes payable, long-term debt including current portion, minority interests, and stockholders’ equity, excluding accumulated other comprehensive income (loss) and certain after-tax earnings adjustments. The average is calculated using the average of the beginning of fiscal year and end of fiscal year Consolidated Balance Sheet amounts for these line items.
Core working capital. Accounts receivable plus inventories less accounts payable, all as of the last day of our fiscal year.
Depreciation associated with restructured assets. The increase in depreciation expense caused by updating the salvage value and shortening the useful life of depreciable fixed assets to coincide with the end of production under an approved restructuring plan, but only if impairment is not present.
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
Net mark-to-market valuation of certain commodity positions. Realized and unrealized gains and losses on derivative contracts that will be allocated to segment operating profit when the exposure we are hedging affects earnings.
Net price realization. The impact of list and promoted price changes, net of trade and other price promotion costs.
Notional principal amount. The principal amount on which fixed-rate or floating-rate interest payments are calculated.

Operating cash flow to debt ratio. Net cash provided by operating activities, divided by the sum of notes payable and long-term debt, including current portion.
OCI. Other Comprehensive Income.
Reporting unit. An operating segment or a business one level below an operating segment.
Return on average total capital. Net earnings, excluding after-tax net interest, and adjusted for items affecting year-over-year comparability, divided by average total capital.
Segment operating profit margin. Segment operating profit divided by net sales for the segment.
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
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of May 31, 2009.
KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board and Chief	Executive Vice President and Chief
Executive Officer	Financial Officer
July 13, 2009
Our registered public accounting firm’s attestation report on our internal control over financial reporting is included in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

ITEM 9B	Other Information
None.
PART III
ITEM 10	Directors, Executive Officers and Corporate Governance
The information contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
Information regarding our executive officers is set forth in Item 1 of this report.
The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information contained in the sections entitled “Executive Compensation” and “Director Compensation and Benefits” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the sections entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 13	Certain Relationships and Related Transactions, and Director Independence
The information set forth in the sections entitled “Board Independence and Composition” and “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 14	Principal Accounting Fees and Services
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV
ITEM 15	Exhibits, Financial Statement Schedules
1.	Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007.

Consolidated Balance Sheets as of May 31, 2009, and May 25, 2008.

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedule:

For the fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007:

II – Valuation and Qualifying Accounts

3.   Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant.

3.2	By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2008).

4.1	Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank National Association (f/k/a First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).

4.2	First Supplemental Indenture, dated as of May 18, 2009, between the Registrant and U.S. Bank National Association.

4.3	Fifth Amended and Restated Limited Liability Company Agreement of General Mills Cereals, LLC, dated as of May 25, 2008, by and among GM Cereals Operations, Inc., RBDB, Inc., General Mills Sales, Inc., and GM Cereals Holdings, Inc. (incorporated herein by reference to Exhibit 4.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2008).

10.1*	1996 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.2*	1998 Employee Stock Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.3*	1998 Senior Management Stock Plan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.4*	2001 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).

10.5*	Amendment to 2001 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.6*	2003 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.7*	2005 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.8*	2006 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.9*	2007 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.10*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.11*	Separation Pay and Benefits Program for Officers (incorporated herein by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.12*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.13*	Supplemental Retirement Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.14*	2005 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

Exhibit No.	Description
10.15*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.16*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.17*	Executive Medical Plan (incorporated herein by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.18*	Executive Survivor Income Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.19*	Aircraft Time Sharing Agreement, dated December 12, 2007, between General Mills Sales, Inc. and Kendall J. Powell (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 14, 2007).

10.20*	Supplemental Benefits Trust Agreement, amended and restated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.21*	Supplemental Benefits Trust Agreement, dated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.22	Agreements, dated November 29, 1989, by and between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.23	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

10.24	Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).

10.25	Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.26+	Addenda Nos. 4 and 5 to the Protocol of Cereal Partners Worldwide between the Registrant and Nestle S.A.

10.27	Five-Year Credit Agreement, dated as of October 21, 2005, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 25, 2005).

10.28	Amendment No. 1, dated as of October 9, 2007, to Five-Year Credit Agreement, dated as of October 21, 2005, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 15, 2007).

10.29	Five-Year Credit Agreement, dated as of October 9, 2007, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 15, 2007).

10.30	Amendment to Credit Agreements, dated as of October 31, 2007, among the Registrant, various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 25, 2007).

10.31	Yoplait Manufacturing and Distribution License Agreement, dated September 9, 1977, between the Registrant and Société de Développements et d’Innovations des Marchés Agricoles et Alimentaires, as amended (incorporated herein by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007).

Exhibit No.	Description
10.32	Ninth Amendment to the Yoplait Manufacturing and Distribution License Agreement, dated December 3, 2007, between SODIMA and the Registrant (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 24, 2008).

10.33	Tenth Amendment to the Yoplait Manufacturing and Distribution License Agreement, dated January 12, 2009, between SODIMA and the Registrant (incorporated herein by reference to Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

+	Confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
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

GENERAL MILLS, INC.
Dated: July 13, 2009	By:	/s/ Roderick A. Palmore
		Name:	Roderick A. Palmore
		Title:	Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendall J. Powell	Chairman of the Board, Chief Executive Officer	July 13, 2009

Kendall J. Powell	and Director (Principal Executive Officer)

/s/ Donal L. Mulligan	Executive Vice President and Chief Financial	July 13, 2009

Donal L. Mulligan	Officer (Principal Financial Officer)

/s/ Richard O. Lund	Vice President, Controller	July 13, 2009

Richard O. Lund	(Principal Accounting Officer)

/s/ Bradbury H. Anderson	Director	July 4, 2009

Bradbury H. Anderson

/s/ R. Kerry Clark	Director	July 2, 2009

R. Kerry Clark

/s/ Paul Danos	Director	July 2, 2009

Paul Danos

/s/ William T. Esrey	Director	July 3, 2009

William T. Esrey

/s/ Raymond V. Gilmartin	Director	July 7, 2009

Raymond V. Gilmartin

/s/ Judith Richards Hope	Director	July 5, 2009

Judith Richards Hope

/s/ Heidi G. Miller	Director	July 1, 2009

Heidi G. Miller

/s/ Hilda Ochoa-Brillembourg	Director	July 1, 2009

Hilda Ochoa-Brillembourg

/s/ Steve Odland	Director	July 2, 2009

Steve Odland

/s/ Lois E. Quam	Director	July 3, 2009

Lois E. Quam

/s/ Michael D. Rose	Director	July 2, 2009

Michael D. Rose

/s/ Robert L. Ryan	Director	July 5, 2009

Robert L. Ryan

/s/ Dorothy A. Terrell	Director	July 4, 2009

Dorothy A. Terrell

General Mills, Inc. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts

	Fiscal Year
In Millions	2009	2008	2007

Allowance for doubtful accounts:
Balance at beginning of year	$16.4	$16.4	$18.0
Additions charged to expense	13.8	12.7	1.9
Bad debt write-offs	(13.0)	(12.8)	(1.5)
Other adjustments and reclassifications	0.6	0.1	(2.0)

Balance at end of year	$17.8	$16.4	$16.4

Valuation allowance for deferred tax assets:
Balance at beginning of year	$521.5	$611.9	$857.7
Additions (benefits) charged to expense and deferred tax asset	2.0	8.0	(2.8)
Adjustments to acquisition, translation amounts, and other	(83.1)	(98.4)	(243.0)

Balance at end of year	$440.4	$521.5	$611.9

Reserve for restructuring and other exit charges:
Balance at beginning of year	$7.9	$4.3	$14.7
Additions (benefits) charged to expense	15.8	20.9	(0.9)
Net amounts utilized for restructuring activities	(4.9)	(17.3)	(9.5)

Balance at end of year	$18.8	$7.9	$4.3

Reserve for LIFO valuation:
Balance at beginning of year	$125.8	$78.1	$61.9
Increment	23.5	47.7	16.2

Balance at end of year	$149.3	$125.8	$78.1

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant.

4.2	First Supplemental Indenture, dated as of May 18, 2009, between the Registrant and U.S. Bank National Association.

10.26*	Addenda Nos. 4 and 5 to the Protocol of Cereal Partners Worldwide between the Registrant and Nestle S.A.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.