Form 10-Q
period 2009-08-30
GENERAL MILLS INC
filed 2009-09-24
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____
Commission file number: 001-01185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0274440 (I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, MN (Address of principal executive offices)	55426 (Zip Code)
(763) 764-7600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Number of shares of Common Stock outstanding as of September 17, 2009: 326,583,297 (excluding 50,723,367 shares held in the treasury).

General Mills, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 30,	Aug. 24,
	2009	2008

Net sales	$3,518.8	$3,497.3

Cost of sales	2,060.1	2,305.6

Selling, general, and administrative expenses	766.6	718.0

Restructuring, impairment, and other exit costs (income)	(0.8)	2.7

Operating profit	692.9	471.0

Interest, net	91.9	86.6

Earnings before income taxes and after-tax earnings from joint ventures	601.0	384.4

Income taxes	203.2	133.2

After-tax earnings from joint ventures	24.2	30.8

Net earnings, including earnings attributable to noncontrolling interests	422.0	282.0

Net earnings attributable to noncontrolling interests	1.4	3.5

Net earnings	$420.6	$278.5

Earnings per share - basic	$1.29	$0.83

Earnings per share - diluted	$1.25	$0.79

Dividends per share	$0.47	$0.43

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Par Value)

	Aug. 30,	May 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$711.6	$749.8
Receivables	1,139.0	953.4
Inventories	1,645.7	1,346.8
Deferred income taxes	1.4	15.6
Prepaid expenses and other current assets	375.8	469.3

Total current assets	3,873.5	3,534.9

Land, buildings, and equipment	2,992.1	3,034.9
Goodwill	6,668.9	6,663.0
Other intangible assets	3,749.9	3,747.0
Other assets	905.7	895.0

Total assets	$18,190.1	$17,874.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$792.1	$803.4
Current portion of long-term debt	508.5	508.5
Notes payable	914.8	812.2
Other current liabilities	1,496.9	1,481.9

Total current liabilities	3,712.3	3,606.0

Long-term debt	5,753.9	5,754.8
Deferred income taxes	1,157.0	1,165.3
Other liabilities	1,928.3	1,932.2

Total liabilities	12,551.5	12,458.3

Stockholders’ equity:

Common stock, 377.3 shares issued, $0.10 par value	37.7	37.7
Additional paid-in capital	1,270.5	1,249.9
Retained earnings	7,500.0	7,235.6
Common stock in treasury, at cost, shares of 51.0 and 49.3	(2,576.8)	(2,473.1)
Accumulated other comprehensive loss	(837.7)	(877.8)

Total stockholders’ equity	5,393.7	5,172.3

Noncontrolling interests	244.9	244.2

Total equity	5,638.6	5,416.5

Total liabilities and equity	$18,190.1	$17,874.8

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY AND COMPREHENSIVE INCOME
(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury			Accumulated
			Additional				Other
		Par	Paid-In			Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interests	Total

Balance as of May 25, 2008	377.3	$37.7	$1,149.1	(39.8)	$(1,658.4)	$6,510.7	$173.1	$246.6	$6,458.8
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,304.4		9.3	1,313.7
Other comprehensive loss							(1,050.9)	(1.2)	(1,052.1)

Total comprehensive income									261.6
Cash dividends declared ($1.72 per share)						(579.5)			(579.5)
Stock compensation plans (includes
income tax benefits of $94.0)			23.0	9.8	443.1				466.1
Shares purchased				(20.2)	(1,296.4)				(1,296.4)
Shares issued for acquisition			16.4	0.9	38.6				55.0
Unearned compensation related to
restricted stock awards			(56.2)						(56.2)
Distributions to noncontrolling interest holders								(10.5)	(10.5)
Earned compensation			117.6						117.6

Balance as of May 31, 2009	377.3	37.7	1,249.9	(49.3)	(2,473.1)	7,235.6	(877.8)	244.2	5,416.5
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						420.6		1.4	422.0
Other comprehensive income							40.1	0.2	40.3

Total comprehensive income									462.3
Cash dividends declared ($0.47 per share)						(156.2)			(156.2)
Stock compensation plans (includes
income tax benefits of $14.7)			43.5	2.6	130.2				173.7
Shares purchased				(4.3)	(233.9)				(233.9)
Unearned compensation related to
restricted stock awards			(60.4)						(60.4)
Distributions to noncontrolling interest holders								(0.9)	(0.9)
Earned compensation			37.5						37.5

Balance as of Aug. 30, 2009	377.3	$37.7	$1,270.5	(51.0)	$(2,576.8)	$7,500.0	$(837.7)	$244.9	$5,638.6

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Quarter Ended
	Aug. 30,	Aug. 24,
	2009	2008
Cash Flows - Operating Activities
Net earnings	$420.6	$278.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	111.1	111.6
After-tax earnings from joint ventures	(24.2)	(30.8)
Stock-based compensation	37.5	55.2
Deferred income taxes	12.5	16.7
Tax benefit on exercised options	(14.7)	(51.5)
Distributions of earnings from joint ventures	16.8	16.6
Pension and other postretirement benefit plan contributions	(2.2)	(4.1)
Pension and other postretirement benefit plan income	(1.8)	(6.5)
Restructuring, impairment, and other exit income	(0.7)	(0.4)
Changes in current assets and liabilities	(298.8)	(158.2)
Other, net	19.0	(1.2)

Net cash provided by operating activities	275.1	225.9

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(126.3)	(128.6)
Investments in affiliates, net	0.8	4.1
Proceeds from disposal of land, buildings, and equipment	5.7	0.2
Other, net	2.7	(0.7)

Net cash used by investing activities	(117.1)	(125.0)

Cash Flows - Financing Activities
Change in notes payable	101.4	(103.2)
Issuance of long-term debt	—	700.0
Payment of long-term debt	(2.1)	(231.6)
Proceeds from common stock issued on exercised options	75.4	161.8
Tax benefit on exercised options	14.7	51.5
Purchases of common stock for treasury	(233.9)	(498.9)
Dividends paid	(156.2)	(147.5)
Other, net	—	(4.4)

Net cash used by financing activities	(200.7)	(72.3)

Effect of exchange rate changes on cash and cash equivalents	4.5	(34.7)

Decrease in cash and cash equivalents	(38.2)	(6.1)
Cash and cash equivalents - beginning of year	749.8	661.0

Cash and cash equivalents - end of period	$711.6	$654.9

Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$(181.0)	$(103.6)
Inventories	(297.4)	(247.2)
Prepaid expenses and other current assets	94.5	102.1
Accounts payable	44.1	12.8
Other current liabilities	41.0	77.7

Changes in current assets and liabilities	$(298.8)	$(158.2)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Background
The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the first quarter of fiscal 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2010.
These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K, except as discussed in Notes 2, 16, and 17 to these Consolidated Financial Statements.
(2) Basis of Presentation and Reclassification
In December 2007, the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards that require: the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.
At the beginning of fiscal 2010, we adopted SFAS 160. To conform to the current period presentation, we reclassified $2.1 million from interest, net related to General Mills Cereals, LLC and $1.4 million from selling, general, and administrative (SG&A) expenses related to noncontrolling interests in foreign subsidiaries, to net earnings attributable to noncontrolling interests in our Consolidated Statement of Earnings for the quarter ended August 24, 2008. Also, noncontrolling interests previously reported as minority interests have been reclassified to a separate section in equity on the Consolidated Balance Sheets, as a result of the adoption of SFAS 160. In addition, certain other reclassifications to our previously reported financial information have been made to conform to the current period presentation.
(3) Acquisitions
There were no acquisitions in the first quarter of fiscal 2010.
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

(4) Restructuring, Impairment, and Other Exit Costs
Restructuring, impairment, and other exit costs (income) were as follows:

	Quarter Ended
	Aug. 30,	Aug. 24,
In Millions	2009	2008

Closure and sale of Contagem, Brazil bread and pasta plant	$(1.0)	$—
Closure of Trenton, Ontario frozen dough plant	0.1	2.0
Discontinuation of product line at Murfreesboro, Tennessee plant	0.1	—
Restructuring of production scheduling and discontinuation of cake product line at Chanhassen, Minnesota plant	—	0.7

Total	$(0.8)	$2.7

In the first quarter of fiscal 2010, we recorded a net gain of $1.0 million related to the closure and sale of our Contagem, Brazil bread and pasta plant. In addition, we recorded $0.2 million of costs related to previously announced restructuring actions.
During the first quarter of fiscal 2009, we recorded a charge of $2.0 million of decommissioning costs related to the closure of our Trenton, Ontario frozen dough facility. We also recorded a $0.7 million charge related to the previously announced restructuring action at our Chanhassen, Minnesota facility.
(5) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the first quarter of fiscal 2010 were as follows:

			Bakeries and	Joint
In Millions	U.S. Retail	International	Foodservice	Ventures	Total

Balance as of May 31, 2009	$5,098.3	$123.3	$923.0	$518.4	$6,663.0
Other activity, primarily foreign currency translation	—	0.6	—	5.3	5.9

Balance as of Aug. 30, 2009	$5,098.3	$123.9	$923.0	$523.7	$6,668.9

The changes in the carrying amount of other intangible assets during the first quarter of fiscal 2010 were as follows:

			Joint
In Millions	U.S. Retail	International	Ventures	Total

Balance as of May 31, 2009	$3,208.9	$462.6	$75.5	$3,747.0
Other activity, primarily foreign currency translation	—	2.3	0.6	2.9

Balance as of Aug. 30, 2009	$3,208.9	$464.9	$76.1	$3,749.9

(6) Inventories
The components of inventories were as follows:

	Aug. 30,	May 31,
In Millions	2009	2009

Raw materials and packaging	$283.3	$273.1
Finished goods	1,381.2	1,096.1
Grain	122.9	126.9
Excess of FIFO or weighted-average cost over LIFO cost	(141.7)	(149.3)

Total	$1,645.7	$1,346.8

(7) Financial Instruments, Risk Management Activities, and Fair Values
Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of August 30, 2009, and May 31, 2009, a comparison of cost and market values of our marketable debt and equity securities is as follows:

			Market		Gross		Gross
	Cost		Value		Gains		Losses
	Aug. 30,	May 31,	Aug. 30,	May 31,	Aug. 30,	May 31,	Aug. 30,	May 31,
In Millions	2009	2009	2009	2009	2009	2009	2009	2009

Available for sale:
Debt securities	$23.1	$35.1	$23.0	$35.0	$—	$0.1	$(0.1)	$(0.2)
Equity securities	6.1	6.1	14.0	13.8	7.9	7.7	—	—

Total	$29.2	$41.2	$37.0	$48.8	$7.9	$7.8	$(0.1)	$(0.2)

Earnings include insignificant realized gains from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon management’s intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in AOCI within stockholders’ equity.
Marketable securities with a market value of $15.8 million as of August 30, 2009, were pledged as collateral for certain derivative contracts.
The fair values and carrying amounts of long-term debt, including the current portion, were $6,752.8 million and $6,262.4 million as of August 30, 2009. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments.
Risk Management Activities. As a part of our ongoing operations, we are exposed to market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. To manage these risks, we may enter into various derivative transactions (e.g., futures, options, and swaps) pursuant to our established policies.
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
We use derivatives to manage our exposure to changes in commodity prices. We do not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in our Consolidated Statements of Earnings.
Although we do not meet the criteria for cash flow hedge accounting, we nonetheless believe that these instruments are effective in achieving our objective of providing certainty in the future price of commodities purchased for use in our supply chain. Accordingly, for purposes of measuring segment operating performance these gains and losses are reported in unallocated corporate expense outside of segment operating results until such time that the exposure we are managing affects earnings. At that time we reclassify the gain or loss from unallocated corporate expense to segment operating profit, allowing our operating segments to realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in unallocated corporate expense.
Unallocated corporate expense for the quarterly periods ended August 30, 2009, and August 24, 2008, included:

	Quarter Ended
	Aug. 30,	Aug. 24,
In Millions	2009	2008

Net loss on mark-to-market valuation of commodity positions	$(28.7)	$(46.7)
Net loss (gain) on commodity positions reclassified from unallocated corporate expense to segment operating profit	26.5	(39.3)
Net mark-to-market revaluation of certain grain inventories	(12.6)	(5.4)

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate expense	$(14.8)	$(91.4)

As of August 30, 2009, the net notional value of commodity derivatives was $205.6 million, of which $72.5 million relates to agricultural inputs and $133.1 million relates to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
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
Floating Interest Rate Exposures — Except as discussed below, floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest.
Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest.
In anticipation of our acquisition of The Pillsbury Company (Pillsbury) and other financing needs, we entered into pay-fixed interest rate swap contracts during fiscal 2001 and 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. As of August 30, 2009, we still owned $1.6 billion of Pillsbury-related pay-fixed swaps that were previously neutralized with offsetting pay-floating swaps in fiscal 2002.

In advance of a planned debt financing in fiscal 2007, we entered into $700.0 million pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent. All of these forward-starting interest rate swaps were cash settled for $22.5 million coincident with our $1.0 billion 10-year fixed-rate note offering on January 24, 2007. As of August 30, 2009, a $16.6 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.
The swap contracts mature at various dates from 2010 to 2016 as follows:

	Fiscal Year Maturity Date
In Millions	Pay Floating	Pay Fixed

2010	$18.9	$500.0
2011	17.6	—
2012	1,603.3	850.0
2013	14.6	750.0
2014	—	—
Beyond 2014	54.9	—

Total	$1,709.3	$2,100.0

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
Fair Value Measurements and Financial Statement Presentation. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. SFAS 157 applies to instruments accounted for under previously issued pronouncements that prescribe fair value as the relevant measure of value. We adopted SFAS 157 at the beginning of fiscal 2009 for all instruments valued on a recurring basis. In the first quarter of fiscal 2010 we adopted the provisions of SFAS 157 for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis as required by our fiscal 2009 adoption of FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). Our adoption of these provisions did not have a material impact on our results of operations or financial condition.
We categorize assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:
Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets, liabilities, and derivative positions as of August 30, 2009, were as follows:

	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (d)	$—	$—	$—	$—	$—	$(4.7)	$—	$(4.7)
Foreign exchange contracts (b) (c)	—	2.8	—	2.8	—	(26.5)	—	(26.5)

Total	—	2.8	—	2.8	—	(31.2)	—	(31.2)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (d)	—	160.9	—	160.9	—	(214.5)	—	(214.5)
Equity contracts (a) (e)	—	—	—	—	—	(1.5)	—	(1.5)
Commodity contracts (b) (g)	7.8	15.7	—	23.5	—	(3.9)	—	(3.9)

Total	7.8	176.6	—	184.4	—	(219.9)	—	(219.9)

Other assets and liabilities reported at fair value:
Marketable investments (f)	14.0	23.0	—	37.0	—	—	—	—
Grain contracts (g)	—	15.1	—	15.1	—	(20.3)	—	(20.3)

Total	14.0	38.1	—	52.1	—	(20.3)	—	(20.3)

Total financial assets, liabilities, and derivative positions	$21.8	$217.5	$—	$239.3	$—	$(271.4)	$—	$(271.4)

(a)	These contracts are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position.

(b)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(c)	Based on observable market transactions of spot currency rates and forward currency prices.

(d)	Based on LIBOR and swap rates.

(e)	Based on LIBOR, swap, and equity index swap rates.

(f)	Based on prices of common stock and bond matrix pricing.

(g)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, net investment hedges, and other derivatives not designated as hedging instruments for the quarter ended August 30, 2009, follows:

	Quarter Ended Aug. 30, 2009
	Interest	Foreign
	Rate	Exchange	Equity	Commodity
In Millions	Contracts	Contracts	Contracts	Contracts	Total

Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI (a)	$0.4	$(2.0)	$—	$—	$(1.6)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(3.8)	3.3	—	—	(0.5)
Amount of loss recognized in earnings (c) (d)	—	(0.2)	—	—	(0.2)

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in earnings (e)	2.5	—	0.1	(28.7)	(26.1)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A for foreign exchange contracts.

(c)	All loss recognized in earnings is related to the ineffective portion of the hedging relationship. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Loss recognized in earnings is reported in SG&A for foreign exchange contracts.

(e)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A for equity contracts.
Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of August 30, 2009, totaled $26.4 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. As of August 30, 2009, we had no amounts from commodity derivatives recorded in AOCI. Unrealized losses from foreign currency cash flow hedges recorded in AOCI as of August 30, 2009, were $17.0 million after-tax. The net amount of pre-tax gains and losses in AOCI as of August 30, 2009, that is expected to be reclassified into net earnings within the next 12 months is $38.9 million of expense.
Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on August 30, 2009, was $25.3 million. We have posted collateral of $11.0 million in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on August 30, 2009, we would be required to post an additional $14.3 million of collateral to the counterparties.
Counterparty Credit Risk. We enter into interest rate, foreign exchange, and certain commodity and equity derivatives, primarily with a diversified group of highly rated counterparties. The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $34.1 million against which we hold $2.5 million of collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

(8) Debt
The components of notes payable were as follows:

	Aug. 30,	May 31,
In Millions	2009	2009

U.S. commercial paper	$322.2	$401.8
Euro commercial paper	449.8	275.0
Financial institutions	142.8	135.4

Total	$914.8	$812.2

Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.9 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of August 30, 2009, we did not have any outstanding borrowings under these credit lines.
In August 2008, we sold $700.0 million aggregate principal amount of our 5.25 percent notes due August 15, 2013. The proceeds of the notes were used to repay a portion of our outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time for a specified make-whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.
Our credit facilities and certain of our long-term debt and noncontrolling interests agreements contain restrictive covenants. As of August 30, 2009, we were in compliance with all of these covenants.
(9) Stockholders’ Equity
The following table provides details of total comprehensive income:

	Quarter Ended			Quarter Ended
	Aug. 30, 2009			Aug. 24, 2008
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$420.6			$278.5
Net earnings attributable to noncontrolling interests			1.4			3.5

Net earnings, including earnings attributable to noncontrolling interests			422.0			282.0

Other comprehensive income (loss):
Foreign currency translation adjustments	$38.6	$—	$38.6	$(128.2)	$—	$(128.2)
Net actuarial loss	2.7	(1.1)	1.6	—	—	—
Other fair value changes:
Securities	0.3	(0.1)	0.2	(1.4)	0.5	(0.9)
Hedge derivatives	(1.6)	(0.2)	(1.8)	15.9	(3.9)	12.0
Reclassification to earnings:
Hedge derivatives	0.5	(0.2)	0.3	5.2	(1.8)	3.4
Amortization of losses and prior service costs	1.9	(0.7)	1.2	4.0	(1.7)	2.3

Other comprehensive income (loss) in accumulated other comprehensive loss:	42.4	(2.3)	40.1	(104.5)	(6.9)	(111.4)
Other comprehensive income attributable to noncontrolling interests	0.2	—	0.2	0.1	—	0.1

Other comprehensive income (loss)	$42.6	$(2.3)	$40.3	$(104.4)	$(6.9)	$(111.3)

Total comprehensive income			$462.3			$170.7

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.
Accumulated other comprehensive loss balances, net of tax effects, were as follows:

	Aug. 30,	May 31,
In Millions	2009	2009

Foreign currency translation adjustments	$396.8	$358.2
Unrealized gain (loss) from:
Securities	4.6	4.4
Hedge derivatives	(43.4)	(41.9)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,166.6)	(1,168.2)
Prior service costs	(29.1)	(30.3)

Accumulated other comprehensive loss	$(837.7)	$(877.8)

(10) Stock Plans
We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 74 to 76 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
Compensation expense related to stock-based payments recognized in SG&A expenses in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
	Aug. 30,	Aug. 24,
In Millions	2009	2008

Compensation expense related to stock-based payments	$59.0	$57.1

As of August 30, 2009, unrecognized compensation expense related to non-vested stock options and restricted stock units was $275.0 million. This expense will be recognized over 28 months, on average.
Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
	Aug. 30,	Aug. 24,
In Millions	2009	2008

Net cash proceeds	$75.4	$161.8
Intrinsic value of options exercised	$36.3	$129.7

We estimate the fair value of each option on the grant date using the Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. For fiscal 2009 and all future grants, we have excluded historical volatility for fiscal 2002 and prior, primarily because volatility driven by the acquisition of The Pillsbury Company does not reflect what we believe to be expected future volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on pages 74 and 75 in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 30,	Aug. 24,
	2009	2008

Estimated fair values of stock options granted	$6.36	$$9.41
Assumptions:
Risk-free interest rate	3.9%	4.4%
Expected term	8.5 years	8.5 years
Expected volatility	18.9%	16.1%
Dividend yield	3.4%	2.7%

Information on stock option activity follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual Term	Intrinsic Value
	(Thousands)	Exercise Price	(Years)	(Millions)

Balance as of May 31, 2009	47,303.5	$47.69
Granted	3,293.3	55.84
Exercised	(1,978.2)	40.20
Forfeited or expired	(10.1)	54.95

Outstanding as of Aug. 30, 2009	48,608.5	$48.54	4.71	$513.7

Exercisable as of Aug. 30, 2009	31,831.6	$44.16	2.88	$463.6

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
		Weighted-		Weighted-	Cash-Settled	Weighted-
	Share-Settled	Average	Share-Settled	Average	Share-Based	Average
	Units	Grant-Date	Units	Grant-Date	Units	Grant-Date
	(Thousands)	Fair Value	(Thousands)	Fair Value	(Thousands)	Fair Value

Non-vested as of May 31, 2009	4,391.0	$56.70	158.8	$57.97	874.9	$63.40
Granted	1,107.6	54.95	71.1	55.84	1,053.7	55.84
Vested	(227.3)	51.22	(6.3)	51.88	(6.5)	59.55
Forfeited or expired	(15.8)	60.64	(4.5)	58.35	(5.0)	59.39

Non-vested as of Aug. 30, 2009	5,255.5	$56.55	219.1	$57.45	1,917.1	$59.27

The total grant-date fair value of restricted stock unit awards that vested in the first quarter of fiscal 2010 was $12.4 million, and restricted units with a grant-date fair value of $19.2 million vested in the first quarter of fiscal 2009.

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
	Aug. 30,	Aug. 24,
In Millions, Except per Share Data	2009	2008

Net earnings	$420.6	$278.5

Average number of common shares - basic EPS	326.5	336.4
Incremental share effect from:
Stock options (a)	7.3	11.2
Restricted stock, restricted stock units, and other (a)	2.6	2.9

Average number of common shares - diluted EPS	336.4	350.5

Earnings per share - basic	$1.29	$0.83
Earnings per share - diluted	$1.25	$0.79

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended
	Aug. 30,	Aug. 24,
In Millions	2009	2008

Anti-dilutive stock options and restricted stock units	10.4	5.4

(12) Share Repurchases
During the first quarter of fiscal 2010, we repurchased 4.3 million shares of common stock for an aggregate purchase price of $233.9 million. During the first quarter of fiscal 2009, we repurchased 8.2 million shares of common stock for an aggregate purchase price of $519.2 million, of which $20.3 million was included in other liabilities as of August 24, 2008, and settled after the end of the quarter. Also in the first quarter of fiscal 2009, we settled $0.1 million of share repurchase liability outstanding as of May 28, 2008.
(13) Interest, Net
The components of interest were as follows:

	Quarter Ended
	Aug. 30,	Aug. 24,
Expense (Income), in Millions	2009	2008

Interest expense	$95.3	$94.5
Capitalized interest	(1.1)	(1.4)
Interest income	(2.3)	(6.5)

Interest, net	$91.9	$86.6

(14) Statements of Cash Flows
During the first quarter of fiscal 2010, we made cash interest payments of $117.6 million, compared to $100.8 million in the same period last year. Also, in the first quarter of fiscal 2010, we made tax payments of $26.0 million, compared to $19.1 million in the same period last year. In fiscal 2009 we acquired Humm Foods by issuing to its shareholders 0.9 million shares of our common stock, with a value of $55.0 million, as consideration. This acquisition is treated as a non-cash transaction in our Consolidated Statements of Cash Flows.
(15) Retirement and Postemployment Benefits
Components of net pension, other postretirement, and postemployment (income) expense were as follows:

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	Aug. 30,	Aug. 24,	Aug. 30,	Aug. 24,	Aug. 30,	Aug. 24,
In Millions	2009	2008	2009	2008	2009	2008

Service cost	$17.7	$19.5	$3.2	$3.6	$1.8	$1.6
Interest cost	57.6	54.1	15.4	15.3	1.4	1.2
Expected return on plan assets	(99.8)	(96.7)	(7.3)	(7.5)	—	—
Amortization of losses	2.0	2.0	0.5	1.8	0.2	0.3
Amortization of prior service costs (credits)	1.7	1.8	(0.4)	(0.4)	0.6	0.6
Other adjustments	—	—	—	—	—	2.2
Settlement or curtailment losses	—	—	—	—	2.5	—

Net (income) expense	$(20.8)	$(19.3)	$11.4	$12.8	$6.5	$5.9

(16) Business Segment Information
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
In our Bakeries and Foodservice segment we sell products including cereals, snacks, refrigerated and soft-serve frozen yogurt, unbaked and fully baked frozen dough products, baking mixes, flour, dinner and side dish products, and custom food items. Many products we sell are branded to the consumer and nearly all are branded to our customers. Our customers include foodservice distributors and operators, convenience store distributors and operators, vending operators, home improvement and electronics retailers, quick service restaurant chains and other independent restaurants, cafeterias, and retail, supermarket, and wholesale bakeries. Following our fiscal 2009 divestitures, substantially all of this segment’s operations are located in the United States.
Operating profit for these segments excludes unallocated corporate expense, restructuring, impairment, and other exit costs, and divestiture gains and losses. Unallocated corporate expense includes variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, all stock-based compensation costs, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.
As discussed in Note 2, we adopted SFAS 160 at the beginning fiscal 2010. To conform to the current year’s presentation, earnings attributable to noncontrolling interests in foreign subsidiaries of $1.4 million for the quarter ended August 24, 2008, which was previously deducted from the International segment’s operating profit, has been reclassified to net earnings attributable to noncontrolling interests.
Our operating segment results were as follows:

	Quarter Ended
	Aug. 30,	Aug. 24,
In Millions	2009	2008

Net sales:
U.S. Retail	$2,423.8	$2,290.3
International	661.7	690.1
Bakeries and Foodservice	433.3	516.9

Total	$3,518.8	$3,497.3

Operating profit:
U.S. Retail	$636.7	$526.3
International	69.7	79.9
Bakeries and Foodservice	61.2	26.7

Total segment operating profit	767.6	632.9

Unallocated corporate expense	75.5	159.2
Restructuring, impairment, and other exit costs (income)	(0.8)	2.7

Operating profit	$692.9	$471.0

(17) New Accounting Pronouncements
In the first quarter of fiscal 2010, we adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R also changes the accounting for acquisition-related tax contingencies, requiring all such changes in these contingent liabilities to be recorded in earnings after the effective date. The adoption of SFAS 141R did not have an impact on our results of operations or financial condition.
In the first quarter of fiscal 2010, we adopted Emerging Issues Task Force (EITF) No. 08-6, “Equity Method Accounting Considerations” (EITF 08-6). EITF 08-6 addresses the impact of the issuance of SFAS 141R and SFAS 160 on accounting for equity method investments. The adoption of EITF 08-6 did not have a material impact on our results of operations or financial condition.
In the first quarter of fiscal 2010, we adopted EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 defines when adjustment features within contracts are considered to be equity-indexed. The adoption of EITF 07-5 did not have any impact on our results of operations or financial condition.
In the first quarter of fiscal 2010, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on our basic and diluted EPS.
In the first quarter of fiscal 2010, we adopted FAS No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP No. APB 14-1). FSP No. APB 14-1 requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash or other assets. The adoption of FSP APB 14-1 did not have a material impact on our results of operations or financial condition.
In the first quarter of fiscal 2010, we adopted FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. The adoption of FSP 142-3 did not have any impact on our results of operations or financial condition.
(18) Subsequent Events
The Company has performed an evaluation of subsequent events through September 23, 2009, the date the Company issued these financial statements. Based on our evaluation, no material events have occurred requiring disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in a glossary on pages 26-27 of this report.
CONSOLIDATED RESULTS OF OPERATIONS
First Quarter Results
For the first quarter of fiscal 2010, net sales grew 1 percent to $3,519 million and total segment operating profit of $768 million was 21 percent higher than $633 million in the first quarter of fiscal 2009. (See page 26 for a discussion of this measure not defined by GAAP).
Net sales growth of 1 point for the first quarter of fiscal 2010 was the result of 3 points of growth from net price realization and mix, offset by 2 points from unfavorable foreign currency exchange. Volume matched year-ago levels, reflecting the loss of 2 points of growth from divested product lines.
Components of net sales growth

First Quarter of Fiscal 2010 vs.			Bakeries and	Combined
First Quarter of Fiscal 2009	U.S. Retail	International	Foodservice	Segments

Volume growth (a)	2 pts	-1 pts	-10 pts	Flat
Net price realization and mix	4 pts	6 pts	-6 pts	3 pts
Foreign currency exchange	NA	-9 pts	Flat	-2 pts

Net sales growth	6 pts	-4 pts	-16 pts	1 pts

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales decreased $246 million from the first quarter of fiscal 2009 to $2,060 million, primarily driven by changes in mix and lower input costs. In the first quarter of fiscal 2010, we recorded a $15 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $91 million in the first quarter of fiscal 2009.
Selling, general, and administrative (SG&A) expenses were up $49 million in the first quarter of fiscal 2010 versus the same period in fiscal 2009. SG&A expense as a percent of net sales in the first quarter of fiscal 2010 increased by 1 percent compared with fiscal 2009. The increase in SG&A expense was primarily driven by a 16 percent increase in advertising and media expense.
Restructuring, impairment, and other exit costs (income) were $1 million of income for the first quarter of fiscal 2010 and $3 million of expense for the same period of fiscal 2009. In the first quarter of fiscal 2010, we recorded a net gain of $1 million related to the closure and sale of our Contagem, Brazil bread and pasta plant.
Interest, net for the first quarter of fiscal 2010 totaled $92 million, a $5 million increase from the same period of fiscal 2009. Average interest rates increased 50 basis points generating an $8 million increase in net interest. Average interest bearing instruments decreased $222 million leading to a $3 million decrease in net interest. Average interest bearing instruments decreased due to reduced share repurchase activity in the first quarter fiscal 2010 versus the same period last year. Average interest rates increased due to a shift from short-term floating rate debt to long-term fixed rate debt versus the same period last year.

The effective tax rate for the first quarter of fiscal 2010 was 33.8 percent compared to 34.6 percent for the first quarter of fiscal 2009. The 0.8 percentage point decrease in the effective tax rate was primarily due to an increase in benefits from tax credits.
After-tax earnings from joint ventures decreased to $24 million compared to $31 million in the same quarter last fiscal year. Net sales for Cereal Partners Worldwide (CPW) decreased 7 percent due to unfavorable foreign currency exchange and a 1 percent volume decline. Net sales for our Häagen-Dazs joint venture in Japan decreased 12 percent over the same quarter of last fiscal year mainly due to a decrease in volume partially offset by favorable foreign currency exchange rates.
Average diluted shares outstanding decreased by 14 million in the first quarter of fiscal 2010 from the same period a year ago due primarily to the repurchase of 16 million shares since the end of the first quarter of fiscal 2009 partially offset by the issuance of shares of our common stock upon stock option exercises.
Net earnings were $421 million in the first quarter, up 51 percent from $279 million last year, and we reported diluted earnings per share (EPS) of $1.25 up 58 percent from $0.79 per share earned in the same period last year. Diluted EPS included a $0.03 net reduction related to the mark-to-market valuation of certain commodity positions in the first quarter of fiscal 2010 compared to a $0.17 net reduction in fiscal 2009.
SEGMENT OPERATING RESULTS
U.S. Retail Segment Results
Net sales for our U.S. Retail operations grew 6 percent in the first quarter of fiscal 2010 to $2,424 million. Net sales increased across most of our U.S. Retail divisions with net price realization and mix adding 4 points and volume on a tonnage basis contributing 2 points of growth, including a 1 point reduction from the Pop•Secret product line divestiture.
U.S. Retail Net Sales Percentage Change by Division

Quarter Ended
Aug. 30,
2009

Big G	9%
Meals	4
Pillsbury	12
Yoplait	4
Snacks	1
Baking Products	3
Small Planet Foods	-5

Total	6%

During the first quarter of fiscal 2010, net sales for Big G cereals grew 9 percent driven by volume gains on Multigrain Cheerios, Fiber One, Trix, Cinnamon Toast Crunch, and new gluten-free Chex items. The Meals division recorded a 4 percent net sales increase, including gains from Hamburger Helper and Macaroni Grill dinner kits, Old El Paso Mexican products, and Green Giant frozen vegetables. Pillsbury net sales grew 12 percent including gains on Totino’s Pizza Rolls pizza snacks, Pillsbury Toaster Strudel and Pillsbury refrigerated cookie dough. Net sales for Yoplait grew 4 percent, led by contributions from Yoplait Light and introductory sales of Yoplait Delights. Snacks net sales grew 1 percent, driven by Nature Valley grain snacks and Fiber One bars, offset by the divestiture of our Pop•Secret microwave popcorn product line in fiscal 2009. Net sales for Baking Products rose 3 percent, reflecting gains by Betty Crocker dessert mixes and new gluten-free baking mixes. Small Planet Food’s net sales were down 5 percent.

Operating profits for the first quarter of fiscal 2010 increased 21 percent to $637 million from $526 million in the same period a year ago. Favorable volume, mix, net price realization and input costs were partially offset by higher media and advertising expenses.
International Segment Results
Net sales for our International segment were down 4 percent in the first quarter of fiscal 2010 to $662 million. This decline was driven by 9 points of unfavorable foreign currency exchange and 1 point of volume decline, including a 2 point decline from divested product lines, partially offset by a 6 point increase from net price realization and mix.
International Net Sales Percentage Change by Geographic Region

Quarter Ended
Aug. 30,
2009

Europe	-12%
Canada	3
Asia/Pacific	-1
Latin America	2

Total	-4%

For the first quarter of fiscal 2010, net sales in Europe declined 12 percent driven by unfavorable foreign currency exchange, partially offset by performance from Nature Valley in the United Kingdom, dough products in Germany, and Old El Paso in France. Net sales in Canada increased 3 percent due to volume increases in the cereal product line as a result of Olympic promotions, offset by unfavorable foreign currency exchange. In the Asia/Pacific region, net sales declined 1 percent due to unfavorable foreign currency exchange, offset by volume growth in several markets, including Häagen-Dazs shop sales in China. Latin America net sales increased 2 percent due to net price realization on Diablitos in Venezuela and higher volume from La Salteña in Argentina, partially offset by the discontinuation of our Forno de Minas cheese bread and Frescarini pasta brands in Brazil that occurred during the fourth quarter of fiscal 2009.
Operating profits for the first quarter of fiscal 2010 declined 13 percent to $70 million from $80 million in the same period a year ago, due to unfavorable foreign currency translation and transaction effects.
Bakeries and Foodservice Segment Results
Net sales for our Bakeries and Foodservice segment decreased 16 percent to $433 million in the first quarter of fiscal 2010. Volume declined 10 points, including a 10 point reduction from divested product lines. Net price realization and mix drove a 6 point decrease, primarily from price declines indexed to wheat markets.
Bakeries and Foodservice Net Sales Percentage Change by Customer Segment

Quarter Ended
Aug. 30,
2009

Foodservice Distributors	1%
Convenience Stores	8
Bakeries and National Restaurant Accounts	-26

Total	-16%

We realigned our Bakeries and Foodservice customer segments in fiscal 2010 and reclassified previous years to conform to the current year presentation.
Operating profits for the segment for the first quarter of fiscal 2010 were $61 million, up from $27 million in the first quarter of fiscal 2009. The increase is due to plant operating performance, productivity, a decrease in supply chain input costs, and increased grain merchandising earnings.
UNALLOCATED CORPORATE EXPENSE
Unallocated corporate expense totaled $76 million in the first quarter of fiscal 2010 compared to $159 million in the same period in fiscal 2009. In the first quarter of fiscal 2010 we recorded a $15 million net increase in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $91 million net increase in expense in the first quarter of fiscal 2009.
LIQUIDITY
During the first quarter of fiscal 2010, our operations generated $275 million of cash compared to $226 million in the same period last year, as the $142 million increase in net earnings was partially offset by an increased use of cash in working capital.
Cash used by investing activities decreased $8 million from the first quarter of fiscal 2009 as capital expenditures in fiscal 2010 were $2 million lower than in the same period last year.
Financing activities used $201 million of cash in the first quarter of fiscal 2010. The repurchase of 4 million shares of common stock for an aggregate purchase price of $234 million and the payment of $156 million of dividends in the first quarter of fiscal 2010 were partially offset by $101 million of cash generated from notes payable.
CAPITAL RESOURCES
Our capital structure was as follows:

	Aug. 30,	May 31,
In Millions	2009	2009

Notes payable	$914.8	$812.2
Current portion of long-term debt	508.5	508.5
Long-term debt	5,753.9	5,754.8

Total debt	7,177.2	7,075.5
Noncontrolling interests	244.9	244.2
Stockholders’ equity	5,393.7	5,172.3

Total capital	$12,815.8	$12,492.0

Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.9 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of August 30, 2009, we did not have any outstanding borrowings under these credit lines.
In August 2008, we sold $700.0 million aggregate principal amount of our 5.25 percent notes due August 15, 2013. The proceeds of the notes were used to repay a portion of our outstanding commercial paper. Interest on the notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time for a specified make-whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.
Our credit facilities and certain of our long-term debt and noncontrolling interests agreements contain restrictive covenants. As of August 30, 2009, we were in compliance with all of these covenants.

We have $508.5 million of long-term debt maturing in the next 12 months that is classified as current. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities. The shelf registration statement will expire in December 2011.
OFF BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the first quarter of 2010.
SIGNIFICANT ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. The accounting policies used in preparing our interim fiscal 2010 Consolidated Financial Statements are the same as those described in our Form 10-K, except as discussed in Notes 2, 16 and 17 to our Consolidated Financial Statements included in this Form 10-Q.
Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of August 30, 2009, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles: a replacement of SFAS No. 162” (SFAS 168). SFAS 168 establishes the two levels of GAAP — authoritative and non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, which for us is the second quarter of fiscal 2010. SFAS 168 will not have any impact on our results of operations or financial position.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which changes the consolidation model for variable interest entities (VIEs). SFAS 167 requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 is effective for fiscal years beginning after November 15, 2009, which for us is fiscal 2011. We are currently evaluating the impact of SFAS 167 on our results of operations and financial position.
In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires an employer to disclose information on the investment policies and strategies and the significant concentrations of risk in plan assets. An employer must also disclose the fair value of each major category of plan assets as of each annual reporting date together with the information on the inputs and valuation techniques used to develop such fair value measurements. FSP FAS 132(R)-1 will be effective for us as of May 30, 2010 and will have no impact on our results of operations or financial position.

NON-GAAP MEASURES
We have included in this MD&A a measure of financial performance that is not defined by GAAP. This non-GAAP measure should be viewed in addition to, and not in lieu of, the comparable GAAP measure.
Total Segment Operating Profit
This non-GAAP measure is used in internal management reporting and as a component of the Board of Directors’ rating of our performance for management and employee incentive compensation. Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. A reconciliation of this measure to the relevant GAAP measure, operating profit, is included in Note 16 to the Consolidated Financial Statements included in this Form 10-Q.
GLOSSARY
AOCI. Accumulated other comprehensive income (loss).
Derivatives. Financial instruments such as futures, swaps, options, and forward contracts that we use to manage our risk arising from changes in commodity prices, interest rates, foreign exchange rates, and stock prices.
Generally Accepted Accounting Principles (GAAP). Guidelines, procedures, and practices that we are required to use in recording and reporting accounting information in our financial statements.
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
Interest bearing instruments. Notes payable, long-term debt, including current portion, cash and cash equivalents, and certain interest bearing investments classified within prepaid expenses and other current assets and other assets.
LIBOR. London Interbank Offered Rate.
Mark-to-market. The act of determining a value for financial instruments, commodity contracts, and related assets or liabilities based on the current market price for that item.
Noncontrolling interests. Interests of subsidiaries held by third parties.
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
You should also consider the risk factors that we identify on pages 7 through 12 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, which could also affect our future results.
We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of August 30, 2009 was $46 million and $13 million, respectively. The $2 million increase in interest rate value-at-risk during the first quarter of fiscal 2010 was due to increased interest rate market volatility in fiscal 2010. The $3 million increase in commodity value-at-risk during the first quarter of fiscal 2010 was due to an increase in hedging transactions and higher volatility in commodity markets. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 4.	Controls and Procedures.
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended August 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information with respect to shares of our common stock that we purchased during the first quarter of fiscal 2010:

			Total Number of Shares
		Average	Purchased as Part of	Maximum Number of Shares
	Total Number of	Price Paid	a Publicly	that may yet be Purchased
Period	Shares Purchased (a)	Per Share	Announced Program (b)	Under the Program (b)

June 1, 2009-
July 5, 2009	3,449,065	$53.83	3,449,065	19,127,078

July 6, 2009-
August 2, 2009	788,924	59.29	788,924	18,338,154

August 3, 2009-
August 30, 2009	24,828	58.24	24,828	18,313,326

Total	4,262,817	$54.87	4,262,817	18,313,326

(a)	The total number of shares purchased includes: (i) 67,444 shares purchased from the ESOP fund of our 401(k) savings plan; and (ii) 4,195,373 shares purchased in the open market. These amounts include 398 shares acquired at an average purchase price of $58.97 for which settlement occurred after August 30, 2009.

(b)	On December 11, 2006, our Board of Directors approved and we announced an authorization for the repurchase of up to 75,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

**	Furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC. (Registrant)
Date September 23, 2009	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date September 23, 2009	/s/ Richard O. Lund
Richard O. Lund
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

**	Furnished with this Form 10-Q