Form 10-Q
period 2009-11-29
GENERAL MILLS INC
filed 2009-12-18
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 29, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____
Commission file number: 001-01185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0274440 (I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota (Address of principal executive offices)	55426 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of Common Stock outstanding as of December 4, 2009: 329,537,281 (excluding 47,769,383 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and six-month periods ended November 29, 2009, and November 23, 2008	3
	Consolidated Balance Sheets as of November 29, 2009, and May 31, 2009	4
	Consolidated Statements of Total Equity and Comprehensive Income for the six-month period ended November 29, 2009, and the fiscal year ended May 31, 2009	5
	Consolidated Statements of Cash Flows for the six-month periods ended November 29, 2009, and November 23, 2008	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II – Other Information		33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits	36

Signatures		37
EX-10.1
EX-10.2
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

			Six-Month
	Quarter Ended		Period Ended
	Nov. 29,	Nov. 23,	Nov. 29,	Nov. 23,
	2009	2008	2009	2008

Net sales	$4,078.2	$4,010.8	$7,597.0	$7,508.2

Cost of sales	2,332.1	2,791.2	4,392.2	5,096.8

Selling, general, and administrative expenses	842.5	729.6	1,609.1	1,447.5

Divestiture (gain)	—	(128.8)	—	(128.8)

Restructuring, impairment, and other exit costs	24.9	2.5	24.1	5.2

Operating profit	878.7	616.3	1,571.6	1,087.5

Interest, net	88.5	96.3	180.4	183.0

Earnings before income taxes and after-tax earnings from joint ventures	790.2	520.0	1,391.2	904.5

Income taxes	261.6	173.1	464.8	306.3

After-tax earnings from joint ventures	38.2	33.3	62.4	64.0

Net earnings, including earnings attributable to noncontrolling interests	566.8	380.2	988.8	662.2

Net earnings attributable to noncontrolling interests	1.3	2.0	2.7	5.5

Net earnings	$565.5	$378.2	$986.1	$656.7

Earnings per share - basic	$1.72	$1.14	$3.01	$1.96

Earnings per share - diluted	$1.66	$1.09	$2.91	$1.88

Dividends per share	$0.47	$0.43	$0.94	$0.86

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Par Value)

	Nov. 29,	May 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$858.4	$749.8
Receivables	1,211.6	953.4
Inventories	1,628.7	1,346.8
Deferred income taxes	—	15.6
Prepaid expenses and other current assets	429.1	469.3

Total current assets	4,127.8	3,534.9

Land, buildings, and equipment	2,987.5	3,034.9
Goodwill	6,697.9	6,663.0
Other intangible assets	3,766.4	3,747.0
Other assets	981.7	895.0

Total assets	$18,561.3	$17,874.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$717.6	$803.4
Current portion of long-term debt	607.3	508.5
Notes payable	444.4	812.2
Deferred income taxes	1.7	—
Other current liabilities	1,688.5	1,481.9

Total current liabilities	3,459.5	3,606.0

Long-term debt	5,648.0	5,754.8
Deferred income taxes	1,163.3	1,165.3
Other liabilities	1,956.8	1,932.2

Total liabilities	12,227.6	12,458.3

Stockholders’ equity:

Common stock, 377.3 shares issued, $0.10 par value	37.7	37.7
Additional paid-in capital	1,284.5	1,249.9
Retained earnings	7,908.8	7,235.6
Common stock in treasury, at cost, shares of 47.9 and 49.3	(2,419.3)	(2,473.1)
Accumulated other comprehensive loss	(722.8)	(877.8)

Total stockholders’ equity	6,088.9	5,172.3

Noncontrolling interests	244.8	244.2

Total equity	6,333.7	5,416.5

Total liabilities and equity	$18,561.3	$17,874.8

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY AND COMPREHENSIVE INCOME
(Unaudited) (In Millions, Except per Share Data)

		$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury			Accumulated
			Additional				Other
		Par	Paid-In			Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interests	Total

Balance as of May 25, 2008	377.3	$37.7	$1,149.1	(39.8)	$(1,658.4)	$6,510.7	$173.1	$246.6	$6,458.8
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,304.4		9.3	1,313.7
Other comprehensive loss							(1,050.9)	(1.2)	(1,052.1)

Total comprehensive income									261.6
Cash dividends declared ($1.72 per share)						(579.5)			(579.5)
Stock compensation plans (includes income tax benefits of $94.0)			23.0	9.8	443.1				466.1
Shares purchased				(20.2)	(1,296.4)				(1,296.4)
Shares issued for acquisition			16.4	0.9	38.6				55.0
Unearned compensation related to restricted stock awards			(56.2)						(56.2)
Distributions to noncontrolling interest holders								(10.5)	(10.5)
Earned compensation			117.6						117.6

Balance as of May 31, 2009	377.3	37.7	1,249.9	(49.3)	(2,473.1)	7,235.6	(877.8)	244.2	5,416.5
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						986.1		2.7	988.8
Other comprehensive income							155.0	0.2	155.2

Total comprehensive income									1,144.0
Cash dividends declared ($0.94 per share)						(312.9)			(312.9)
Stock compensation plans (includes income tax benefits of $46.6)			37.1	5.7	289.2				326.3
Shares purchased				(4.3)	(235.4)				(235.4)
Unearned compensation related to restricted stock awards			(62.9)						(62.9)
Distributions to noncontrolling interest holders								(2.3)	(2.3)
Earned compensation			60.4						60.4

Balance as of Nov. 29, 2009	377.3	$37.7	$1,284.5	(47.9)	$(2,419.3)	$7,908.8	$(722.8)	$244.8	$6,333.7

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Six-Month Period Ended
	Nov. 29,	Nov. 23,
	2009	2008
Cash Flows - Operating Activities
Net earnings	$986.1	$656.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	227.9	223.6
After-tax earnings from joint ventures	(62.4)	(64.0)
Stock-based compensation	60.4	85.0
Deferred income taxes	25.3	(1.4)
Tax benefit on exercised options	(46.6)	(83.7)
Distributions of earnings from joint ventures	31.2	19.3
Pension and other postretirement benefit plan contributions	(5.3)	(7.9)
Pension and other postretirement benefit plan income	(4.4)	(11.8)
Divestiture (gain)	—	(128.8)
Restructuring, impairment, and other exit costs (income)	18.9	(0.5)
Changes in current assets and liabilities	(269.1)	(268.3)
Other, net	25.1	(54.4)

Net cash provided by operating activities	987.1	363.8

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(257.5)	(241.4)
Investments in affiliates, net	—	9.9
Proceeds from disposal of land, buildings, and equipment	6.6	0.5
Proceeds from divestiture of product line	—	192.5
Other, net	35.8	(20.1)

Net cash used by investing activities	(215.1)	(58.6)

Cash Flows - Financing Activities
Change in notes payable	(375.3)	509.0
Issuance of long-term debt	—	700.0
Payment of long-term debt	(3.2)	(259.1)
Proceeds from common stock issued on exercised options	189.1	266.5
Tax benefit on exercised options	46.6	83.7
Purchases of common stock for treasury	(235.4)	(1,205.8)
Dividends paid	(312.9)	(293.9)
Other, net	—	(4.6)

Net cash used by financing activities	(691.1)	(204.2)

Effect of exchange rate changes on cash and cash equivalents	27.7	(122.4)

Increase (decrease) in cash and cash equivalents	108.6	(21.4)
Cash and cash equivalents - beginning of year	749.8	661.0

Cash and cash equivalents - end of period	$858.4	$639.6

Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$(241.6)	$(228.3)
Inventories	(270.2)	(286.9)
Prepaid expenses and other current assets	19.8	(40.7)
Accounts payable	(33.2)	(1.1)
Other current liabilities	256.1	288.7

Changes in current assets and liabilities	$(269.1)	$(268.3)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Background
The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarterly and six-month periods ended November 29, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2010.
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
(2) Basis of Presentation and Reclassification
In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance on noncontrolling interests in financial statements. The guidance establishes accounting and reporting standards that require: the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net earnings attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the Consolidated Statements of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.
We adopted the guidance at the beginning of fiscal 2010. To conform to the current period presentation, we made the following reclassifications to net earnings attributable to noncontrolling interests in our Consolidated Statements of Earnings:

		Six-Month
	Quarter Ended	Period Ended
In Millions	Nov. 23, 2008	Nov. 23, 2008

From interest, net	$2.2	$4.2
From selling, general, and administrative expenses	(0.2)	1.3

Total net earnings attributable to noncontrolling interests	$2.0	$5.5

Also, noncontrolling interests previously reported as minority interests have been reclassified to a separate section in equity on the Consolidated Balance Sheets, as a result of the adoption. In addition, certain other reclassifications to our previously reported financial information have been made to conform to the current period presentation.
(3) Acquisitions and Divestitures
There were no acquisitions or divestitures in the six-month period ended November 29, 2009.
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
(4) Restructuring, Impairment, and Other Exit Costs
Restructuring, impairment, and other exit costs were as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 29,	Nov. 23,	Nov. 29,	Nov. 23,
In Millions	2009	2008	2009	2008

Discontinuation of underperforming products in our U.S. Retail segment	$24.1	$—	$24.1	$—
Closure and sale of Contagem, Brazil bread and pasta plant	0.2	—	(0.8)	—
Charges associated with restructuring actions previously announced	0.6	2.5	0.8	5.2

Total	$24.9	$2.5	$24.1	$5.2

In late November 2009, we decided to exit certain underperforming products in our U.S. Retail segment to rationalize capacity for more profitable items. Our decisions to exit these products resulted in a $24.1 million non-cash charge against the related long-lived assets in the second quarter of fiscal 2010. No employees were affected by these actions. We expect to recognize $2.5 million of other exit costs related to these actions, which we anticipate to be completed by the end of the second quarter of fiscal 2011. In addition, we recorded $0.8 million of costs related to previously announced restructuring actions. During the six-month period ended November 29, 2009, we also recorded a net gain of $0.8 million related to the closure and sale of our Contagem, Brazil bread and pasta plant.
During the six-month period ended November 23, 2008, we did not undertake any new restructuring actions. We incurred incremental plant closure expenses related to previously announced restructuring activities of $2.5 million in the second quarter of fiscal 2009, and $5.2 million in the six-month period ended November 23, 2008.
(5) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during fiscal 2010 were as follows:

			Bakeries and	Joint
In Millions	U.S. Retail	International	Foodservice	Ventures	Total

Balance as of May 31, 2009	$5,098.3	$123.3	$923.0	$518.4	$6,663.0
Other activity, primarily foreign currency translation	—	4.6	—	30.3	34.9

Balance as of Nov. 29, 2009	$5,098.3	$127.9	$923.0	$548.7	$6,697.9

The changes in the carrying amount of other intangible assets during fiscal 2010 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total

Balance as of May 31, 2009	$3,208.9	$462.6	$75.5	$3,747.0
Other activity, primarily foreign currency translation	—	15.6	3.8	19.4

Balance as of Nov. 29, 2009	$3,208.9	$478.2	$79.3	$3,766.4

(6) Inventories
The components of inventories were as follows:

	Nov. 29,	May 31,
In Millions	2009	2009

Raw materials and packaging	$265.4	$273.1
Finished goods	1,320.9	1,096.1
Grain	175.9	126.9
Excess of FIFO or weighted-average cost over LIFO cost	(133.5)	(149.3)

Total	$1,628.7	$1,346.8

(7) Financial Instruments, Risk Management Activities, and Fair Values
Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of November 29, 2009, and May 31, 2009, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
	Nov. 29,	May 31,	Nov. 29,	May 31,	Nov. 29,	May 31,	Nov. 29,	May 31,
In Millions	2009	2009	2009	2009	2009	2009	2009	2009

Available for sale:
Debt securities	$19.1	$35.1	$19.2	$35.0	$0.1	$0.1	$—	$(0.2)
Equity securities	6.1	6.1	13.5	13.8	7.4	7.7	—	—

Total	$25.2	$41.2	$32.7	$48.8	$7.5	$7.8	$—	$(0.2)

Earnings include insignificant realized gains from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon management’s intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive income (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available for Sale
		Market
In Millions	Cost	Value

Under 1 year (current)	$11.8	$11.8
From 1 to 3 years	0.8	0.8
From 4 to 7 years	4.4	4.4
Over 7 years	2.1	2.2
Equity securities	6.1	13.5

Total	$25.2	$32.7

Marketable securities with a market value of $11.8 million as of November 29, 2009, were pledged as collateral for certain derivative contracts.
The fair values and carrying amounts of long-term debt, including the current portion, were $6,840.7 million and $6,255.3 million as of November 29, 2009. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments.

Risk Management Activities. As a part of our ongoing operations, we are exposed to market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. To manage these risks, we may enter into various derivative transactions (e.g., futures, options, and swaps) pursuant to our established policies.
Commodity Price Risk. Many commodities we use in the production and distribution of our products are exposed to market price risks. We utilize derivatives to manage price risk for our principal ingredients and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), non-fat dry milk, natural gas, and diesel fuel. Our primary objective when entering into these derivative contracts is to achieve certainty with regard to the future price of commodities purchased for use in our supply chain. We manage our exposures through a combination of purchase orders, long-term contracts with suppliers, exchange-traded futures and options, and over-the-counter options and swaps. We offset our exposures based on current and projected market conditions and generally seek to acquire the inputs at as close to our planned cost as possible.
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
Unallocated corporate items for the quarterly and six-month periods ended November 29, 2009, and November 23, 2008, included:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 29,	Nov. 23,	Nov. 29,	Nov. 23,
In Millions	2009	2008	2009	2008

Net gain (loss) on mark-to-market valuation of commodity positions	$17.5	$(225.4)	$(11.2)	$(272.0)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	34.1	4.6	60.6	(34.7)
Net mark-to-market revaluation of certain grain inventories	15.8	(48.4)	3.2	(53.9)

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$67.4	$(269.2)	$52.6	$(360.6)

As of November 29, 2009, the net notional value of commodity derivatives was $286.3 million, of which $178.6 million related to agricultural inputs and $107.7 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
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
Floating Interest Rate Exposures — Except as discussed below, floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million as of November 29, 2009.
Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was a gain of $1.8 million as of November 29, 2009.
During the second quarter of fiscal 2010 we entered into $700 million of swaps to convert $700 million of 5.65% fixed-rate notes due September 10, 2012, to floating rates.
In anticipation of our acquisition of The Pillsbury Company (Pillsbury) and other financing needs, we entered into pay-fixed interest rate swap contracts during fiscal 2001 and 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. As of November 29, 2009, we still owned $1.6 billion of Pillsbury-related pay-fixed swaps that were previously neutralized with offsetting pay-floating swaps in fiscal 2002.
In advance of a planned debt financing in fiscal 2007, we entered into $700.0 million pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent. All of these forward-starting interest rate swaps were cash settled for $22.5 million coincident with our $1.0 billion 10-year fixed-rate note offering on January 24, 2007. As of November 29, 2009, a $16.0 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.
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

	Nov. 29,	May 31,
In Millions	2009	2009

Pay-floating swaps - notional amount	$2,399.7	$1,859.3
Average receive rate	4.6%	5.7%
Average pay rate	0.2%	0.3%
Pay-fixed swaps - notional amount	$2,100.0	$2,250.0
Average receive rate	0.3%	0.5%
Average pay rate	6.4%	6.4%

The swap contracts mature at various dates from fiscal 2010 to 2016 as follows:

In Millions	Pay Floating	Pay Fixed

2010	$9.3	$500.0
2011	17.6	—
2012	1,603.3	850.0
2013	714.6	750.0
2014	—	—
Beyond 2014	54.9	—

Total	$2,399.7	$2,100.0

Foreign Exchange Risk. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to foreign-dominated commercial paper, third party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, euro,

Japanese yen, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-dominated commercial paper borrowings back to U.S. dollars; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.
The amount of hedge ineffectiveness was less than $1 million as of November 29, 2009.
We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of November 29, 2009, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.
Fair Value Measurements and Financial Statement Presentation. In September 2006, the FASB issued new accounting guidance on fair value measurements. This guidance provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. The guidance applies to instruments accounted for under previously issued pronouncements that prescribe fair value as the relevant measure of value. We partially adopted the guidance at the beginning of fiscal 2009 for all instruments recorded at fair value on a recurring basis. In the first quarter of fiscal 2010 we adopted the remaining provisions of the guidance for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. Our adoption of these provisions did not have a material impact on our results of operations or financial condition.
We categorize assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:
Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.

The fair values of our assets, liabilities, and derivative positions recorded at fair value as of November 29, 2009, were as follows:

	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (d)	$—	$7.9	$—	$7.9	$—	$(2.0)	$—	$(2.0)
Foreign exchange contracts (b) (c)	—	2.0	—	2.0	—	(28.0)	—	(28.0)

Total	—	9.9	—	9.9	—	(30.0)	—	(30.0)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (d)	—	165.0	—	165.0	—	(211.5)	—	(211.5)
Foreign exchange contracts (b)	—	0.1	—	0.1	—	(0.2)	—	(0.2)
Equity contracts (a) (e)	—	—	—	—	—	(1.5)	—	(1.5)
Commodity contracts (b) (g)	4.4	18.5	—	22.9	—	(2.9)	—	(2.9)

Total	4.4	183.6	—	188.0	—	(216.1)	—	(216.1)

Other assets and liabilities reported at fair value:
Marketable investments (f)	11.5	21.2	—	32.7	—	—	—	—
Grain contracts (g)	—	21.2	—	21.2	—	(18.9)	—	(18.9)
Long-lived assets (h)	—	0.4	—	0.4	—	—	—	—

Total	11.5	42.8	—	54.3	—	(18.9)	—	(18.9)

Total assets, liabilities, and derivative positions recorded at fair value	$15.9	$236.3	$—	$252.2	$—	$(265.0)	$—	$(265.0)

(a)	These contracts are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position.

(b)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(c)	Based on observable market transactions of spot currency rates and forward currency prices.

(d)	Based on LIBOR and swap rates.

(e)	Based on LIBOR, swap, and equity index swap rates.

(f)	Based on prices of common stock and bond matrix pricing.

(g)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(h)	We recorded a $6.6 million non-cash impairment charge in the second quarter of fiscal 2010 to write down certain long-lived assets to their fair value of $0.4 million. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a book value of $7.0 million and were associated with the exit activities described in Note 4.
We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, net investment hedges, and other derivatives not designated as hedging instruments for the quarterly and six-month periods ended November 29, 2009, follows:

	Quarter Ended Nov. 29, 2009
	Interest	Foreign
	Rate	Exchange	Equity	Commodity
In Millions	Contracts	Contracts	Contracts	Contracts	Total

Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI (a)	$2.6	$(6.6)	$—	$—	$(4.0)
Amount of loss reclassified from AOCI into earnings (a) (b)	(3.8)	(2.5)	—	—	(6.3)
Amount of loss recognized in earnings (c) (d)	—	(0.1)	—	—	(0.1)

Derivatives in Fair Value Hedging Relationships:
Amount of net gain recognized in earnings (e)	1.8	—	—	—	1.8

Derivatives Not Designated as Hedging Instruments:
Amount of gain recognized in earnings (f)	1.5	—	—	17.5	19.0

	Six-Month Period Ended Nov. 29, 2009
	Interest	Foreign
	Rate	Exchange	Equity	Commodity
In Millions	Contracts	Contracts	Contracts	Contracts	Total

Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI (a)	$3.0	$(8.6)	$—	$—	$(5.6)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(7.6)	0.8	—	—	(6.8)
Amount of loss recognized in earnings (c) (d)	—	(0.3)	—	—	(0.3)

Derivatives in Fair Value Hedging Relationships:
Amount of net gain recognized in earnings (e)	1.8	—	—	—	1.8

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in earnings (f)	4.0	—	0.1	(11.2)	(7.1)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(c)	All loss recognized in earnings is related to the ineffective portion of the hedging relationship. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Loss recognized in earnings is reported in SG&A expenses for foreign exchange contracts.

(e)	The net amount of gain recognized in earnings is related to the ineffective portion of the hedging relationship and the related hedged items. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(f)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts.
Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of November 29, 2009, totaled $22.4 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. As of November 29, 2009, we had no amounts from commodity derivatives recorded in AOCI. Unrealized losses from foreign currency cash flow hedges recorded in AOCI as of November 29, 2009, were $19.9 million after-tax. The net amount of pre-tax gains and losses in AOCI as of November 29, 2009, that we expect to be reclassified into net earnings within the next 12 months is $43.1 million of expense.

Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on November 29, 2009, was $21.8 million. We have posted collateral of $7.0 million in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on November 29, 2009, we would be required to post an additional $14.8 million of collateral to the counterparties.
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
The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $72.6 million against which we hold $32.6 million of collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.
(8) Debt
The components of notes payable were as follows:

	Nov. 29,	May 31,
In Millions	2009	2009

U.S. commercial paper	$138.3	$401.8
Euro commercial paper	150.0	275.0
Financial institutions	156.1	135.4

Total	$444.4	$812.2

Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.9 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of November 29, 2009, we did not have any outstanding borrowings under these credit lines.
In January 2009, we sold $1.2 billion aggregate principal amount of our 5.65 percent notes due 2019. In August 2008, we sold $700.0 million aggregate principal amount of our 5.25 percent notes due 2013. The proceeds of these notes were used to repay a portion of our outstanding commercial paper. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time for a specified make-whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.
Our credit facilities and certain of our long-term debt and noncontrolling interests agreements contain restrictive covenants. As of November 29, 2009, we were in compliance with all of these covenants.

(9) Stockholders’ Equity
The following table provides details of total comprehensive income (loss):

	Quarter Ended			Quarter Ended
	Nov. 29, 2009			Nov. 23, 2008
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$565.5			$378.2
Net earnings attributable to noncontrolling interests			1.3			2.0

Net earnings, including earnings attributable to noncontrolling interests			$566.8			$380.2

Other comprehensive income (loss):
Foreign currency translation adjustments	$111.1	$—	$111.1	$(426.0)	$—	$(426.0)
Net actuarial gain	2.9	(1.1)	1.8	—	—	—
Other fair value changes:
Securities	(0.5)	0.2	(0.3)	(4.0)	1.6	(2.4)
Hedge derivatives	(4.0)	1.2	(2.8)	25.4	(7.2)	18.2
Reclassification to earnings:
Hedge derivatives	6.3	(2.4)	3.9	3.6	(1.5)	2.1
Amortization of losses and prior service costs	2.0	(0.8)	1.2	6.2	(2.2)	4.0

Other comprehensive income (loss) in accumulated other comprehensive loss	117.8	(2.9)	114.9	(394.8)	(9.3)	(404.1)
Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	(0.1)	—	(0.1)

Other comprehensive income (loss)	$117.8	$(2.9)	$114.9	$(394.9)	$(9.3)	$(404.2)

Total comprehensive income (loss)			$681.7			$(24.0)

	Six-Month Period Ended			Six-Month Period Ended
	Nov. 29, 2009			Nov. 23, 2008
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$986.1			$656.7
Net earnings attributable to noncontrolling interests			2.7			5.5

Net earnings, including earnings attributable to noncontrolling interests			$988.8			$662.2

Other comprehensive income (loss):
Foreign currency translation adjustments	$149.7	$—	$149.7	$(554.2)	$—	$(554.2)
Net actuarial gain	5.6	(2.2)	3.4	—	—	—
Other fair value changes:
Securities	(0.2)	0.1	(0.1)	(5.4)	2.1	(3.3)
Hedge derivatives	(5.6)	1.0	(4.6)	41.3	(11.1)	30.2
Reclassification to earnings:
Hedge derivatives	6.8	(2.6)	4.2	8.8	(3.3)	5.5
Amortization of losses and prior service costs	3.9	(1.5)	2.4	10.2	(3.9)	6.3

Other comprehensive income (loss) in accumulated other comprehensive loss	160.2	(5.2)	155.0	(499.3)	(16.2)	(515.5)
Other comprehensive income attributable to noncontrolling interests	0.2	—	0.2	—	—	—

Other comprehensive income (loss)	$160.4	$(5.2)	$155.2	$(499.3)	$(16.2)	$(515.5)

Total comprehensive income			$1,144.0			$146.7

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

	Nov. 29,	May 31,
In Millions	2009	2009

Foreign currency translation adjustments	$507.9	$358.2
Unrealized gain (loss) from:
Securities	4.3	4.4
Hedge derivatives	(42.3)	(41.9)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,164.8)	(1,168.2)
Prior service costs	(27.9)	(30.3)

Accumulated other comprehensive loss	$(722.8)	$(877.8)

(10) Stock Plans
We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 74 to 76 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
Compensation expense related to stock-based payments recognized in SG&A expenses in the Consolidated Statements of Earnings was as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 29,	Nov. 23,	Nov. 29,	Nov. 23,
In Millions	2009	2008	2009	2008

Compensation expense related to stock-based payments	$38.4	$29.6	$97.4	$86.7

As of November 29, 2009, unrecognized compensation expense related to non-vested stock options and restricted stock units was $245.8 million. This expense will be recognized over 25 months, on average.
Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month
	Period Ended
	Nov. 29,	Nov. 23,
In Millions	2009	2008

Net cash proceeds	$189.0	$266.8
Intrinsic value of options exercised	$118.8	$210.9

We estimate the fair value of each option on the grant date using the Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. For fiscal 2009 and all future grants, we have excluded historical volatility for fiscal 2002 and prior, primarily because volatility driven by our acquisition of The Pillsbury Company does not reflect what we believe to be expected future volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on pages 74 and 75 in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month
	Period Ended
	Nov. 29,	Nov. 23,
	2009	2008

Estimated fair values of stock options granted	$6.39	$$9.42
Assumptions:
Risk-free interest rate	3.7%	4.4%
Expected term	8.5 years	8.5 years
Expected volatility	18.9%	16.1%
Dividend yield	3.4%	2.7%

Information on stock option activity follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(Thousands)	Exercise Price	Term (Years)	(Millions)

Balance as of May 31, 2009	47,303.5	$47.69
Granted	3,389.7	55.98
Exercised	(5,041.1)	38.90
Forfeited or expired	(61.8)	55.21

Outstanding as of Nov. 29, 2009	45,590.3	$49.27	4.70	$858.6

Exercisable as of Nov. 29, 2009	28,845.6	$44.88	2.82	$669.8

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value

Non-vested as of May 31, 2009	4,391.0	$56.70	158.8	$57.97	874.9	$63.40
Granted	1,176.1	55.31	71.1	55.84	1,054.0	55.84
Vested	(322.8)	51.86	(7.3)	44.75	(18.7)	59.54
Forfeited or expired	(48.5)	58.11	(5.8)	51.71	(15.0)	59.50

Non-vested as of Nov. 29, 2009	5,195.8	$56.67	216.8	$57.89	1,895.2	$59.26

The total grant-date fair value of restricted stock unit awards that vested in the six-month period ended November 29, 2009 was $18.2 million, and restricted units with a grant-date fair value of $28.2 million vested in the six-month period ended November 23, 2008.

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 29,	Nov. 23,	Nov. 29,	Nov. 23,
In Millions, Except per Share Data	2009	2008	2009	2008

Net earnings	$565.5	$378.2	$986.1	$656.7

Average number of common shares - basic EPS	328.7	333.2	327.6	334.8
Incremental share effect from:
Stock options (a)	9.0	10.7	8.1	10.9
Restricted stock, restricted stock units, and other (a)	2.9	3.1	2.8	3.0

Average number of common shares - diluted EPS	340.6	347.0	338.5	348.7

Earnings per share - basic	$1.72	$1.14	$3.01	$1.96
Earnings per share - diluted	$1.66	$1.09	$2.91	$1.88

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 29,	Nov. 23,	Nov. 29,	Nov. 23,
In Millions	2009	2008	2009	2008

Anti-dilutive stock options and restricted stock units	2.3	2.6	6.3	4.0

(12) Share Repurchases
During the second quarter of fiscal 2010, we repurchased 25 thousand shares of common stock for an aggregate purchase price of $1.5 million. During the six-month period ended November 29, 2009, we repurchased 4.3 million shares of common stock for an aggregate purchase price of $235.4 million.
During the second quarter of fiscal 2009, we repurchased 10.6 million shares of common stock for an aggregate purchase price of $708.0 million. During the six-month period ended November 23, 2008, we repurchased 18.8 million shares of common stock for an aggregate purchase price of $1,227.1 million, of which $21.4 million was included in current liabilities as of November 23, 2008, and settled after the end of the quarter.
(13) Interest, Net
The components of interest were as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 29,	Nov. 23,	Nov. 29,	Nov. 23,
Expense (Income), in Millions	2009	2008	2009	2008

Interest expense	$91.3	$103.4	$186.6	$198.0
Capitalized interest	(1.2)	(1.5)	(2.3)	(2.9)
Interest income	(1.6)	(5.6)	(3.9)	(12.1)

Interest, net	$88.5	$96.3	$180.4	$183.0

(14) Statements of Cash Flows
During the six-month period ended November 29, 2009, we made cash interest payments of $192.9 million, compared to $198.0 million in the same period last year. Also, in the six-month period ended November 29, 2009, we made tax payments of $301.1 million, compared to $187.0 million in the same period last year. In fiscal 2009 we acquired Humm Foods by issuing to its shareholders 0.9 million shares of our common stock, with a value of $55.0 million, as consideration. This acquisition is treated as a non-cash transaction in our Consolidated Statements of Cash Flows.
(15) Retirement and Postemployment Benefits
Components of net pension, other postretirement, and postemployment (income) expense were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	Nov. 29,	Nov. 23,	Nov. 29,	Nov. 23,	Nov. 29,	Nov. 23,
In Millions	2009	2008	2009	2008	2009	2008

Service cost	$17.8	$19.2	$3.2	$3.5	$1.8	$1.7
Interest cost	57.6	53.8	15.4	15.3	1.4	1.2
Expected return on plan assets	(100.1)	(96.5)	(7.3)	(7.5)	—	—
Amortization of losses	2.2	2.0	0.5	1.8	0.3	0.2
Amortization of prior service costs (credits)	1.7	1.9	(0.4)	(0.3)	0.6	0.5
Other adjustments	—	—	—	—	2.4	2.3

Net (income) expense	$(20.8)	$(19.6)	$11.4	$12.8	$6.5	$5.9

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Six-Month		Six-Month		Six-Month
	Period Ended		Period Ended		Period Ended
	Nov. 29,	Nov. 23,	Nov. 29,	Nov. 23,	Nov. 29,	Nov. 23,
In Millions	2009	2008	2009	2008	2009	2008

Service cost	$35.5	$38.7	$6.4	$7.1	$3.6	$3.3
Interest cost	115.2	107.9	30.8	30.6	2.8	2.4
Expected return on plan assets	(199.9)	(193.2)	(14.6)	(15.0)	—	—
Amortization of losses	4.2	4.0	1.0	3.6	0.5	0.5
Amortization of prior service costs (credits)	3.4	3.7	(0.8)	(0.7)	1.2	1.1
Other adjustments	—	—	—	—	4.9	4.5

Net (income) expense	$(41.6)	$(38.9)	$22.8	$25.6	$13.0	$11.8

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
As discussed in Note 2, we adopted new accounting guidance on noncontrolling interests at the beginning of fiscal 2010. To conform to the current year’s presentation, earnings attributable to noncontrolling interests in foreign subsidiaries of $0.2 million for the quarter ended November 23, 2008, and $1.3 million for the six-month period ended November 23, 2008, which were previously deducted from the International segment’s operating profit, have been reclassified to net earnings attributable to noncontrolling interests.

Our operating segment results were as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 29,	Nov. 23,	Nov. 29,	Nov. 23,
In Millions	2009	2008	2009	2008

Net sales:
U.S. Retail	$2,890.6	$2,785.1	$5,314.4	$5,075.4
International	723.9	676.2	1,385.6	1,366.4
Bakeries and Foodservice	463.7	549.5	897.0	1,066.4

Total	$4,078.2	$4,010.8	$7,597.0	$7,508.2

Operating profit:
U.S. Retail	$718.4	$638.3	$1,355.1	$1,164.6
International	77.1	79.5	146.8	159.5
Bakeries and Foodservice	84.6	63.9	145.8	90.6

Total segment operating profit	880.1	781.7	1,647.7	1,414.7

Unallocated corporate items	(23.5)	291.7	52.0	450.8
Divestiture (gain)	—	(128.8)	—	(128.8)
Restructuring, impairment, and other exit costs	24.9	2.5	24.1	5.2

Operating profit	$878.7	$616.3	$1,571.6	$1,087.5

(17) New Accounting Pronouncements
In the first quarter of fiscal 2010, we adopted new accounting guidance on business combinations. The guidance establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance also changes the accounting for acquisition-related tax contingencies, requiring all such changes in these contingencies to be recorded in earnings after the effective date. The adoption of the guidance did not have any impact on our results of operations or financial condition.
In the first quarter of fiscal 2010, we adopted new accounting guidance on accounting for equity method investments. The guidance addresses the impact of the issuance of the noncontrolling interests and business combination guidance on accounting for equity method investments. The adoption of the guidance did not have a material impact on our results of operations or financial condition.
In the first quarter of fiscal 2010, we adopted new accounting guidance on financial instruments indexed to an entity’s own stock. The guidance defines when adjustment features within contracts are considered to be equity-indexed. The adoption of the guidance did not have any impact on our results of operations or financial condition.
In the first quarter of fiscal 2010, we adopted new accounting guidance issued to assist in determining whether instruments granted in share-based payment transactions are participating securities. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The adoption of the guidance did not have a material impact on our basic and diluted EPS.
In the first quarter of fiscal 2010, we adopted new accounting guidance on convertible debt instruments. The guidance requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash or other assets. The adoption of the guidance did not have a material impact on our results of operations or financial condition.

In the first quarter of fiscal 2010, we adopted new accounting guidance on determining the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance applies to intangible assets that are acquired individually or with a group of other assets and intangible assets acquired in business combinations and asset acquisitions. The adoption of the guidance did not have any impact on our results of operations or financial condition.
(18) Subsequent Events
The Company has performed an evaluation of subsequent events through December 18, 2009, the date the Company issued these financial statements. Based on our evaluation, no material events have occurred requiring disclosure.

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
CONSOLIDATED RESULTS OF OPERATIONS
Second Quarter Results
For the second quarter of fiscal 2010, net sales grew 2 percent to $4,078 million and total segment operating profit of $880 million was 13 percent higher than $782 million in the second quarter of fiscal 2009. (See page 30 for a discussion of this measure not defined by GAAP).
Net sales growth of 2 points for the second quarter of fiscal 2010 was the result of 1 point of growth from net price realization and mix, and 1 point from favorable foreign currency exchange. Contributions from volume growth were flat, including the loss of 2 points of growth from divested products.
Components of net sales growth

Second Quarter of Fiscal 2010 vs.			Bakeries and	Combined
Second Quarter of Fiscal 2009	U.S. Retail	International	Foodservice	Segments

Volume growth (a)	2 pts	Flat	-10 pts	Flat
Net price realization and mix	2 pts	3 pts	-6 pts	1 pt
Foreign currency exchange	NA	4 pts	Flat	1 pt

Net sales growth	4 pts	7 pts	-16 pts	2 pts

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales decreased $459 million from the second quarter of fiscal 2009 to $2,332 million. In the second quarter of fiscal 2010, we recorded a $67 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $269 million in the second quarter of fiscal 2009. The remainder of the decrease in cost of sales was primarily driven by a decrease in supply chain costs and favorable mix.
Selling, general, and administrative (SG&A) expenses were up $113 million in the second quarter of fiscal 2010 versus the same period in fiscal 2009. SG&A expenses as a percent of net sales in the second quarter of fiscal 2010 increased by 2 percentage points compared with fiscal 2009. The increase in SG&A expenses was primarily driven by a 37 percent increase in advertising and media expense.
There were no divestitures during the second quarter of fiscal 2010. During the second quarter of fiscal 2009 we recorded a divestiture gain of $129 million related to the sale of our Pop•Secret product line for $192 million in cash.
Restructuring, impairment, and other exit costs were $25 million for the second quarter of fiscal 2010 and $2 million for the same period of fiscal 2009. In the second quarter of fiscal 2010, we decided to exit certain underperforming products in our U.S. Retail segment to rationalize capacity for more profitable items. Our decisions to exit these products resulted in a $24 million non-cash charge against the related long-lived assets in the second quarter of fiscal 2010. No employees were affected by these actions. We expect to recognize $2 million of other exit costs related to these actions, which we anticipate to be completed by the end of the second quarter of fiscal 2011. In the second quarter of fiscal 2010, we also incurred incremental plant closure expenses related to previously announced restructuring activities of $1 million. In the second quarter of fiscal 2009, we did not undertake any new restructuring actions. We incurred $2 million of incremental plant closure expenses related to previously announced restructuring activities.
Interest, net for the second quarter of fiscal 2010 totaled $88 million, an $8 million decrease from the same period of fiscal 2009. Average interest bearing instruments decreased $737 million leading to an $11 million decrease in net interest, while average interest rates increased 20 basis points generating a $3 million increase in net interest. Average interest bearing instruments decreased due to reduced share repurchase activity in the second quarter of fiscal 2010 versus the same period last year. Average interest rates increased due to a shift from short-term floating rate debt to long-term fixed rate debt versus the same period last year.
The effective tax rate for the second quarter of fiscal 2010 was 33.1 percent compared to 33.3 percent for the second quarter of fiscal 2009. The 0.2 percentage point decrease was primarily due to nondeductible expenses in the second quarter of fiscal 2009 and higher tax credits in the second quarter of fiscal 2010. These items were partially offset by more income in higher tax rate jurisdictions.
After-tax earnings from joint ventures increased to $38 million compared to $33 million in the same quarter last fiscal year. Our share of Cereal Partners Worldwide (CPW) net earnings increased $3 million, offsetting a 1 percent volume decline. Our share of net earnings of our Häagen-Dazs joint venture in Japan increased $2 million, reflecting volume growth.
Average diluted shares outstanding decreased by 6 million in the second quarter of fiscal 2010 from the same period a year ago due primarily to the timing of share repurchases including the repurchase of 6 million shares since the end of the second quarter of fiscal 2009 and a lower incremental share effect from stock options, partially offset by the issuance of shares of our common stock upon stock option exercises.
Net earnings were $566 million in the second quarter, up 50 percent from $378 million last year, and we reported diluted earnings per share (EPS) of $1.66, up 52 percent from $1.09 per share earned in the same period last year. Diluted EPS for the second quarter of fiscal 2010 included a $0.12 net addition related to the mark-to-market valuation of certain commodity positions compared to a $0.49 net reduction in fiscal 2009. In addition, in the second quarter of fiscal 2009, we recorded a $0.22 net gain related to the divestiture of our Pop•Secret product line.
Six-month Results
For the six-month period ended November 29, 2009, net sales grew 1 percent to $7,597 million and total segment operating profit of $1,648 million was 16 percent higher than $1,415 million in the six-month period ended November 23, 2008.
Net sales growth of 1 point for the six-month period ended November 29, 2009, was the result of 2 points of growth from net price realization and mix, offset by 1 point from unfavorable foreign currency exchange. Contributions from volume growth were flat, including the loss of 2 points of growth from divested products.
Components of net sales growth

Six-Month Period Ended Nov. 29, 2009 vs.			Bakeries and	Combined
Six-Month Period Ended Nov. 23, 2008	U.S. Retail	International	Foodservice	Segments

Volume growth (a)	2 pts	-1 pt	-10 pts	Flat
Net price realization and mix	3 pts	5 pts	-6 pts	2 pts
Foreign currency exchange	NA	-3 pts	Flat	-1 pt

Net sales growth	5 pts	1 pt	-16 pts	1 pt

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales decreased $705 million from the six-month period ended November 23, 2008, to $4,392 million. In the six-month period ended November 29, 2009, we recorded a $53 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $361 million in the six-month period ended November 23, 2008. The remainder of the decrease in cost of sales was primarily driven by favorable mix and a decrease in supply chain costs.
SG&A expenses were up $162 million in the six-month period ended November 29, 2009, versus the same period in fiscal 2009. SG&A expenses as a percent of net sales in fiscal 2010 increased by 2 percentage points compared to fiscal 2009. The increase in SG&A expenses was primarily driven by a 27 percent increase in advertising and media expense.
There were no divestitures during the six-month period ended November 29, 2009. During the six-month period ended November 23, 2008, we recorded a divestiture gain of $129 million related to the sale of our Pop•Secret product line for $192 million in cash.
Restructuring, impairment, and other exit costs were $24 million for the six-month period ended November 29, 2009, and $5 million for the same period of fiscal 2009. During the six-month period ended November 29, 2009, we decided to exit certain underperforming products in our U.S. Retail segment to rationalize capacity for more profitable items. Our decisions to exit these products resulted in a $24 million non-cash charge against the related long-lived assets in the second quarter of fiscal 2010. No employees were affected by these actions. We expect to recognize $2 million of other exit costs related to these actions, which we anticipate to be completed by the end of the second quarter of fiscal 2011. In addition, we recorded $1 million of costs related to previously announced restructuring actions and a net gain of $1 million related to the closure and sale of our Contagem, Brazil bread and pasta plant. In the six-month period ended November 23, 2008, we did not undertake any new restructuring actions. We incurred $5 million of incremental plant closure expenses related to previously announced restructuring activities in the six-month period ended November 23, 2008.
Interest, net for the six-month period ended November 29, 2009, totaled $180 million, a $3 million decrease from the same period of fiscal 2009. Average interest bearing instruments decreased $408 million leading to an $11 million decrease in net interest, while average interest rates increased 30 basis points generating an $8 million increase in net interest. Average interest bearing instruments decreased due to reduced share repurchase activity in the six-month period ended November 29, 2009, versus the same period last year. Average interest rates increased due to a shift from short-term floating rate debt to long-term fixed rate debt versus the same period last year.
The effective tax rate for the six-month period ended November 29, 2009, was 33.4 percent compared to 33.9 percent for the six-month period ended November 23, 2008. The 0.5 percentage point decrease was primarily due to nondeductible expenses in the first half of fiscal 2009 and higher tax credits in the first half of fiscal 2010. These items were partially offset by more income in higher tax rate jurisdictions in the first half of fiscal 2010.
After-tax earnings from joint ventures for the six-month period ended November 29, 2009, decreased to $62 million compared to $64 million in the same period in fiscal 2009. Our share of net earnings for CPW decreased $4 million, reflecting a 1 percent volume decline. Our share of net earnings for our Häagen-Dazs joint venture in Japan increased $2 million, mainly due to favorable foreign currency exchange rates and net price realization and mix, offset by volume declines.
Average diluted shares outstanding decreased by 10 million for the six-month period ended November 29, 2009, from the same period a year ago, due primarily to the timing of share repurchases including the repurchase of 6 million shares since the end of the six-month period ended November 23, 2008, and a lower incremental share effect from stock options, partially offset by the issuance of shares of our common stock upon stock option exercises.
Net earnings were $986 million in the six-month period ended November 29, 2009, up 50 percent from $657 million in the same period last year, and we reported diluted EPS of $2.91 in the six month period ended November 29, 2009 up 55 percent from $1.88 per share earned in the same period last year. Diluted EPS for the six-month period ended November 29, 2009 included a $0.09 net gain related to the mark-to-market valuation of certain commodity positions, compared to a $0.65 net loss in the same period of fiscal 2009. In addition, in the six-month period ended November 23, 2008, we recorded a $0.21 net gain related to the divestiture of our Pop•Secret product line.

SEGMENT OPERATING RESULTS
U.S. Retail Segment Results
Net sales for our U.S. Retail operations grew 4 percent in the second quarter of fiscal 2010 to $2,891 million. Net sales increased across most of our U.S. Retail divisions with net price realization and mix and volume on a tonnage basis each contributing 2 points of growth.
Net sales for our U.S. Retail operations grew 5 percent in the six-month period ended November 29, 2009, to $5,314 million. Net sales increased across most of our U.S. Retail divisions with net price realization and mix adding 3 points and volume on a tonnage basis contributing 2 points of growth.
U.S. Retail Net Sales Percentage Change by Division

		Six-Month
	Quarter Ended	Period Ended
	Nov. 29,	Nov. 29,
	2009	2009

Big G	10%	10%
Meals	Flat	1
Pillsbury	1	5
Yoplait	5	4
Snacks	6	4
Baking Products	5	4
Small Planet Foods	(2)	(4)

Total	4%	5%

During the second quarter of fiscal 2010, net sales for Big G cereals grew 10 percent driven by volume gains on Chex, Cheerios, and Fiber One cereals. The Meals division essentially matched prior year net sales levels, with gains in Green Giant frozen vegetables, Progresso ready-to-serve soups and Old El Paso Mexican products. Pillsbury net sales grew 1 percent including gains on Pillsbury refrigerated dough products, Totino’s Pizza and Pizza Rolls snacks, and Pillsbury Savorings appetizers. Net sales for Yoplait grew 5 percent, led by gains from Yoplait Light and introductory sales of Yoplait Delights. Snacks net sales grew 6 percent, driven by Fiber One and Nature Valley grain snacks and several fruit snack varieties, offset by the divestiture of our Pop•Secret microwave popcorn product line in fiscal 2009. Net sales for Baking Products rose 5 percent, reflecting gains by Betty Crocker dessert mixes. Small Planet Food’s net sales were down 2 percent, reflecting organic industry trends.
Operating profits increased 13 percent to $718 million in the second quarter of fiscal 2010 and 16 percent to $1,355 million in the six-month period ended November 29, 2009, versus the same periods a year ago, primarily driven by favorable supply chain costs, net price realization, volume and mix, partially offset by higher advertising and media expenses.
International Segment Results
Net sales for our International segment were up 7 percent in the second quarter of fiscal 2010 to $724 million. This growth was driven by 4 points of favorable foreign currency exchange and a 3 point increase from net price realization and mix. Volume matched year-ago levels, including a 2 point decline from divested product lines.
Net sales for our International segment were up 1 percent in the six-month period ended November 29, 2009, to $1,386 million. This growth was driven by a 5 point increase from net price realization and mix. This increase was offset by 3 points of unfavorable foreign currency exchange and 1 point of volume decline, including a 2 point decline from divested product lines.

International Net Sales Percentage Change by Geographic Region

		Six-Month
	Quarter Ended	Period Ended
	Nov. 29,	Nov. 29,
	2009	2009

Europe	4%	(5)%
Canada	15	9
Asia/Pacific	12	6
Latin America	(8)	(3)

Total	7%	1%

For the second quarter of fiscal 2010, net sales in Europe grew 4 percent driven by Old El Paso and Nature Valley in the United Kingdom, and dough products in Germany. Net sales in Canada increased 15 percent due to volume increases in the cereal product line as a result of Olympic promotions, new Nature Valley launches, and favorable foreign currency exchange. In the Asia/Pacific region, net sales grew 12 percent due to growth of Häagen-Dazs Mooncakes in China, along with favorable foreign currency exchange. Latin America net sales decreased 8 percent due to the discontinuation of our bread and pasta brands in Brazil in the fourth quarter of fiscal 2009, partially offset by net price realization on Diablitos in Venezuela and higher volume from La Salteña in Argentina.
Operating profits declined 3 percent to $77 million in the second quarter of fiscal 2010 and 8 percent to $147 million in the six-month period of fiscal 2010 versus the same periods a year ago, reflecting unfavorable foreign currency effects and increased advertising and media expenses.
Bakeries and Foodservice Segment Results
Net sales for our Bakeries and Foodservice segment decreased 16 percent to $464 million in the second quarter of fiscal 2010. Volume declined 10 points, including an 8 point reduction from divested product lines. Net price realization and mix drove a 6 point decrease, primarily from price declines indexed to wheat markets.
Net sales for our Bakeries and Foodservice segment decreased 16 percent to $897 million in the six-month period ended November 29, 2009. Volume declined 10 points, including a 10 point reduction from divested product lines. Net price realization and mix drove a 6 point decrease, primarily from price declines indexed to wheat markets.
Bakeries and Foodservice Net Sales Percentage Change by Customer Segment

		Six-Month
	Quarter Ended	Period Ended
	Nov. 29,	Nov. 29,
	2009	2009

Foodservice Distributors	(6)%	(3)%
Convenience Stores	1	4
Bakeries and National Restaurant Accounts	(23)	(24)

Total	(16)%	(16)%

We realigned our Bakeries and Foodservice customer segments in fiscal 2010 and reclassified previous years to conform to the current year presentation.
Operating profits for the second quarter of fiscal 2010 were $85 million, up from $64 million in the second quarter of fiscal 2009. The increase is primarily due to a decrease in supply chain costs and favorable mix.

Operating profits for the six-month period ended November 29, 2009, were $146 million, up from $91 million in the six-month period ended November 23, 2008. The increase is primarily due to a decrease in supply chain costs and favorable mix.
UNALLOCATED CORPORATE ITEMS
Unallocated corporate items totaled $24 million of income in the second quarter of fiscal 2010 compared to $292 million of expense in the same period in fiscal 2009. In the second quarter of fiscal 2010 we recorded a $67 million net increase in income related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $269 million net increase in expense in the second quarter of fiscal 2009.
Unallocated corporate expense totaled $52 million in the six-month period ended November 29, 2009, compared to $451 million in the same period last year. In the six-month period ended November 29, 2009, we recorded a $53 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $361 million net increase in expense in the same period a year ago.
LIQUIDITY
During the six-month period ended November 29, 2009, our operations generated $987 million of cash compared to $364 million in the same period last year, mainly reflecting the $329 million increase in net earnings. Also, net earnings for fiscal 2009 included a $129 million pre-tax gain on the sale of our Pop•Secret product line.
Cash used by investing activities during the six-month period ended November 29, 2009, was $215 million, a $156 million increase over the same period in fiscal 2008. The increased use of cash primarily reflects the $192 million of proceeds from the divestiture of our Pop•Secret product line in fiscal 2009. In addition we invested $258 million in land, buildings, and equipment in fiscal 2010, an increase of $16 million over the prior year.
Cash used by financing activities increased $487 million during the six-month period ended November 29, 2009, over the same period a year ago. We repaid $378 million of notes payable and long term debt in fiscal 2010 versus a $950 million net issuance of notes payable and long term debt in fiscal 2009. We also used $970 million less cash to repurchase shares than the same period last year. We paid $313 million in dividends in fiscal 2010, $19 million more than the prior year.
CAPITAL RESOURCES
Our capital structure was as follows:

	Nov. 29,	May 31,
In Millions	2009	2009

Notes payable	$444.4	$812.2
Current portion of long-term debt	607.3	508.5
Long-term debt	5,648.0	5,754.8

Total debt	6,699.7	7,075.5
Noncontrolling interests	244.8	244.2
Stockholders’ equity	6,088.9	5,172.3

Total capital	$13,033.4	$12,492.0

Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.9 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of November 29, 2009, we did not have any outstanding borrowings under these credit lines.
Our credit facilities and certain of our long-term debt and noncontrolling interests agreements contain restrictive covenants. As of November 29, 2009, we were in compliance with all of these covenants.

We have $607.3 million of long-term debt maturing in the next 12 months that is classified as current. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities. The shelf registration statement will expire in December 2011.
OFF BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the first six months of fiscal 2010.
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
Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of November 29, 2009, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued new accounting guidance that changes the consolidation model for variable interest entities (VIEs). The guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The guidance is effective for fiscal years beginning after November 15, 2009, which for us is fiscal 2011. We are currently evaluating the impact of the guidance on our results of operations and financial position.
In December 2008, the FASB issued new guidance on employer’s disclosures for post-retirement benefit plan assets. The guidance requires an employer to disclose information on the investment policies and strategies and the significant concentrations of risk in plan assets. An employer must also disclose the fair value of each major category of plan assets as of each annual reporting date together with the information on the inputs and valuation techniques used to develop such fair value measurements. The guidance will be effective for us as of May 30, 2010 and will have no impact on our results of operations or financial position.
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
The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of November 29, 2009, was $38 million and $5 million, respectively. The $6 million decrease in interest rate value-at-risk during the six-month period ended November 29, 2009, was due to decreased interest rate market volatility in fiscal 2010 and new hedging instruments that reduced value-at-risk. The $5 million decrease in commodity value-at-risk during the second quarter of fiscal 2010 was due to lower volatility in commodity markets. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 4.	Controls and Procedures.
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 29, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended November 29, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended November 29, 2009:

			Total Number of Shares
		Average	Purchased as Part of	Maximum Number of Shares
	Total Number of	Price Paid	a Publicly	that may yet be Purchased
Period	Shares Purchased (a)	Per Share	Announced Program (b)	Under the Program (b)

September 1, 2009-
October 4, 2009	22,741	$61.45	22,741	18,290,585

October 5, 2009-
November 1, 2009	1,942	64.35	1,942	18,288,643

November 2, 2009-
November 29, 2009	—	—	—	18,288,643

Total	24,683	$61.67	24,683	18,288,643

(a)	The total number of shares purchased includes 24,683 shares purchased from the ESOP fund of our 401(k) savings plan. No shares were purchased in the open market.

(b)	On December 11, 2006, our Board of Directors approved and we announced an authorization for the repurchase of up to 75,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 4.	Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Stockholders was held on September 21, 2009.

(b)	All 14 directors nominated were elected at the Annual Meeting.

(c)	For the election of directors, the results were as follows:

Bradbury H. Anderson	For	270,034,838
	Against	10,553,421
	Abstain	1,127,126

R. Kerry Clark	For	276,658,559
	Against	3,866,080
	Abstain	1,190,746

Paul Danos	For	257,904,866
	Against	22,696,875
	Abstain	1,113,644

William T. Esrey	For	274,665,414
	Against	5,890,075
	Abstain	1,159,896

Raymond V. Gilmartin	For	253,540,412
	Against	27,037,387
	Abstain	1,137,586

Judith Richards Hope	For	275,462,802
	Against	5,229,884
	Abstain	1,022,699

Heidi G. Miller	For	256,029,503
	Against	24,635,550
	Abstain	1,050,332

Hilda Ochoa-Brillembourg	For	274,766,407
	Against	5,841,448
	Abstain	1,107,530

Steve Odland	For	271,764,671
	Against	8,833,576
	Abstain	1,117,138

Kendall J. Powell	For	274,569,715
	Against	6,059,770
	Abstain	1,085,900

Lois E. Quam	For	276,558,144
	Against	4,110,179
	Abstain	1,047,062

Michael D. Rose	For	274,247,073
	Against	6,244,843
	Abstain	1,223,469

Robert L. Ryan	For	278,601,508
	Against	2,062,122
	Abstain	1,051,755

Dorothy A. Terrell	For	275,735,530
	Against	4,929,629
	Abstain	1,050,226
The 2009 Stock Compensation Plan was approved:

For:	181,399,591
Against:	59,739,606
Abstain:	1,549,046
Broker Non-Votes:	39,027,142
The appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2010 was ratified:

For:	274,837,569
Against:	6,200,939
Abstain:	676,877
The non-binding stockholder proposal for an advisory vote on executive compensation was approved:

For:	117,563,676
Against:	111,850,958
Abstain:	13,273,609
Broker Non-Votes:	39,027,142

Item 6.	Exhibits.

Exhibit 10.1	General Mills, Inc. 2009 Stock Compensation Plan
Exhibit 10.2*	Eleventh Amendment to the Yoplait Manufacturing and Distribution License Agreement, dated September 21, 2009, between SODIMA and the Registrant
Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC. (Registrant)
Date December 18, 2009	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date December 18, 2009	/s/ Richard O. Lund
Richard O. Lund
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	General Mills, Inc. 2009 Stock Compensation Plan
10.2*	Eleventh Amendment to the Yoplait Manufacturing and Distribution License Agreement, dated September 21, 2009, between SODIMA and the Registrant
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934