Form 10-Q
period 2010-02-28
GENERAL MILLS INC
filed 2010-03-24
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____
Commission file number: 001-01185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard	55426
Minneapolis, Minnesota	(Zip Code)
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Number of shares of Common Stock outstanding as of March 12, 2010: 331,776,618 (excluding 45,530,046 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and nine-month periods ended February 28, 2010, and February 22, 2009	3
	Consolidated Balance Sheets as of February 28, 2010, and May 31, 2009	4
	Consolidated Statements of Total Equity and Comprehensive Income for the nine-month period ended February 28, 2010, and the fiscal year ended May 31, 2009	5
	Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2010, and February 22, 2009	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	35

Signatures		36
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,
	2010	2009	2010	2009

Net sales	$3,629.1	$3,537.4	$11,226.1	$11,045.6

Cost of sales	2,251.6	2,259.9	6,643.8	7,356.7

Selling, general, and administrative expenses	809.6	670.6	2,418.7	2,118.1

Divestiture (gain)	—	—	—	(128.8)

Restructuring, impairment, and other exit costs	6.3	1.2	30.4	6.4

Operating profit	561.6	605.7	2,133.2	1,693.2

Interest, net	94.2	98.6	274.6	281.6

Earnings before income taxes and after-tax earnings from joint ventures	467.4	507.1	1,858.6	1,411.6

Income taxes	157.9	231.7	622.7	538.0

After-tax earnings from joint ventures	24.0	15.7	86.4	79.7

Net earnings, including earnings attributable to noncontrolling interests	333.5	291.1	1,322.3	953.3

Net earnings attributable to noncontrolling interests	1.0	2.2	3.7	7.7

Net earnings	$332.5	$288.9	$1,318.6	$945.6

Earnings per share - basic	$1.00	$0.88	$4.01	$2.84

Earnings per share - diluted	$0.96	$0.85	$3.87	$2.73

Dividends per share	$0.49	$0.43	$1.43	$1.29

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Par Value)

	Feb. 28,	May 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$691.3	$749.8
Receivables	1,180.2	953.4
Inventories	1,474.6	1,346.8
Deferred income taxes	8.1	15.6
Prepaid expenses and other current assets	322.9	469.3

Total current assets	3,677.1	3,534.9

Land, buildings, and equipment	3,004.4	3,034.9
Goodwill	6,645.7	6,663.0
Other intangible assets	3,740.9	3,747.0
Other assets	1,148.1	895.0

Total assets	$18,216.2	$17,874.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$690.5	$803.4
Current portion of long-term debt	107.4	508.5
Notes payable	581.1	812.2
Other current liabilities	1,607.4	1,481.9

Total current liabilities	2,986.4	3,606.0

Long-term debt	5,671.6	5,754.8
Deferred income taxes	1,141.4	1,165.3
Other liabilities	1,939.7	1,932.2

Total liabilities	11,739.1	12,458.3

Stockholders’ equity:

Common stock, 377.3 shares issued, $0.10 par value	37.7	37.7
Additional paid-in capital	1,314.5	1,249.9
Retained earnings	8,075.9	7,235.6
Common stock in treasury, at cost, shares of 45.7 and 49.3	(2,336.3)	(2,473.1)
Accumulated other comprehensive loss	(859.7)	(877.8)

Total stockholders’ equity	6,232.1	5,172.3

Noncontrolling interests	245.0	244.2

Total equity	6,477.1	5,416.5

Total liabilities and equity	$18,216.2	$17,874.8

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY AND COMPREHENSIVE INCOME
(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
							Accumulated
			Additional				Other
		Par	Paid-In			Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interests	Total

Balance as of May 25, 2008	377.3	$37.7	$1,149.1	(39.8)	$(1,658.4)	$6,510.7	$173.1	$246.6	$6,458.8
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,304.4		9.3	1,313.7
Other comprehensive loss							(1,050.9)	(1.2)	(1,052.1)

Total comprehensive income									261.6
Cash dividends declared ($1.72 per share)						(579.5)			(579.5)
Stock compensation plans (includes income tax benefits of $94.0)			23.0	9.8	443.1				466.1
Shares purchased				(20.2)	(1,296.4)				(1,296.4)
Shares issued for acquisition			16.4	0.9	38.6				55.0
Unearned compensation related to restricted stock awards			(56.2)						(56.2)
Distributions to noncontrolling interest holders								(10.5)	(10.5)
Earned compensation			117.6						117.6

Balance as of May 31, 2009	377.3	37.7	1,249.9	(49.3)	(2,473.1)	7,235.6	(877.8)	244.2	5,416.5
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,318.6		3.7	1,322.3
Other comprehensive income							18.1	0.3	18.4

Total comprehensive income									1,340.7
Cash dividends declared ($1.43 per share)						(478.3)			(478.3)
Stock compensation plans (includes income tax benefits of $86.2)			42.8	9.1	461.1				503.9
Shares purchased				(5.5)	(324.3)				(324.3)
Unearned compensation related to restricted stock awards			(61.2)						(61.2)
Distributions to noncontrolling interest holders								(3.2)	(3.2)
Earned compensation			83.0						83.0

Balance as of Feb. 28, 2010	377.3	$37.7	$1,314.5	(45.7)	$(2,336.3)	$8,075.9	$(859.7)	$245.0	$6,477.1

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Nine-Month Period Ended
	Feb. 28,	Feb. 22,
	2010	2009
Cash Flows - Operating Activities
Net earnings	$1,318.6	$945.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	340.3	333.6
After-tax earnings from joint ventures	(86.4)	(79.7)
Stock-based compensation	83.0	98.5
Deferred income taxes	—	(19.6)
Tax benefit on exercised options	(86.2)	(91.0)
Distributions of earnings from joint ventures	32.5	29.9
Pension and other postretirement benefit plan contributions	(9.1)	(12.3)
Pension and other postretirement benefit plan income	(28.0)	(20.1)
Divestiture (gain)	—	(128.8)
Gain on insurance settlement	—	(41.3)
Restructuring, impairment, and other exit costs (income)	23.9	(1.6)
Changes in current assets and liabilities	(75.6)	139.8
Other, net	45.2	(23.1)

Net cash provided by operating activities	1,558.2	1,129.9

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(418.9)	(351.1)
Investments in affiliates, net	(121.8)	(6.8)
Proceeds from disposal of land, buildings, and equipment	7.1	2.0
Proceeds from divestiture of product line	—	192.5
Proceeds from insurance settlement	—	41.3
Other, net	48.9	(34.2)

Net cash used by investing activities	(484.7)	(156.3)

Cash Flows - Financing Activities
Change in notes payable	(234.1)	(775.7)
Issuance of long-term debt	—	1,850.0
Payment of long-term debt	(505.0)	(358.1)
Proceeds from common stock issued on exercised options	321.2	286.6
Tax benefit on exercised options	86.2	91.0
Purchases of common stock for treasury	(324.3)	(1,232.4)
Dividends paid	(478.3)	(437.8)
Other, net	(0.1)	(9.5)

Net cash used by financing activities	(1,134.4)	(585.9)

Effect of exchange rate changes on cash and cash equivalents	2.4	(111.4)

Increase (decrease) in cash and cash equivalents	(58.5)	276.3
Cash and cash equivalents - beginning of year	749.8	661.0

Cash and cash equivalents - end of period	$691.3	$937.3

Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$(244.9)	$(130.4)
Inventories	(136.3)	(61.5)
Prepaid expenses and other current assets	117.1	72.1
Accounts payable	(53.9)	(137.6)
Other current liabilities	242.4	397.2

Changes in current assets and liabilities	$(75.6)	$139.8

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Background
The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarterly and nine-month periods ended February 28, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2010.
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
(2) Basis of Presentation and Reclassification
In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance on noncontrolling interests in financial statements. The guidance established accounting and reporting standards that require: the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net earnings attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the Consolidated Statements of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.
We adopted the guidance at the beginning of fiscal 2010. To conform to the current period presentation, we made the following reclassifications to net earnings attributable to noncontrolling interests in our Consolidated Statements of Earnings:

		Nine-Month
	Quarter Ended	Period Ended
In Millions	Feb. 22, 2009	Feb. 22, 2009

From interest, net	$1.8	$6.0
From selling, general, and administrative expenses	0.4	1.7

Total net earnings attributable to noncontrolling interests	$2.2	$7.7

Also, noncontrolling interests previously reported as minority interests have been reclassified to a separate section in equity on the Consolidated Balance Sheets as a result of the adoption. In addition, certain other reclassifications to our previously reported financial information have been made to conform to the current period presentation.
(3) Acquisitions and Divestitures
There were no acquisitions or divestitures in the nine-month period ended February 28, 2010.
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
(4) Restructuring, Impairment, and Other Exit Costs
Restructuring, impairment, and other exit costs were as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,
In Millions	2010	2009	2010	2009

Discontinuation of underperforming products in our U.S. Retail segment	$—	$—	$24.1	$—
Discontinuation of underperforming products in our Bakeries and Foodservice segment	6.1	—	6.1	—
Closure and sale of Contagem, Brazil bread and pasta plant	0.2	—	(0.6)	—
Charges associated with restructuring actions previously announced	—	1.2	0.8	6.4

Total	$6.3	$1.2	$30.4	$6.4

During the third quarter of fiscal 2010, we decided to exit certain underperforming products in our Bakeries and Foodservice segment. As a result of this decision, we concluded that the future cash flows generated by these products will be insufficient to recover the net book value of the associated long-lived assets. Accordingly, we recorded a non-cash charge of $6.1 million primarily related to the impairment of these long-lived assets. No employees were affected and we expect this action to be completed by the end of the third quarter of fiscal 2011.
During the nine-month period ended February 28, 2010, we took restructuring actions in addition to the item described above. We decided to exit certain underperforming products in our U.S. Retail segment to rationalize capacity for more profitable items. Our decisions to exit these products resulted in a $24.1 million non-cash charge against the related long-lived assets. No employees were affected by these actions. We expect to recognize $2.5 million of other exit costs related to these actions, which we anticipate will be completed by the end of the second quarter of fiscal 2011. During the nine-month period ended February 28, 2010, we also recorded a net gain of $0.6 million related to the closure and sale of our Contagem, Brazil bread and pasta plant. In addition, we recorded $0.8 million of costs related to previously announced restructuring actions.
During the nine-month period ended February 22, 2009, we did not undertake any new restructuring actions. We incurred incremental plant closure expenses related to previously announced restructuring activities of $1.2 million in the third quarter of fiscal 2009, and $6.4 million in the nine-month period ended February 22, 2009.
(5) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during fiscal 2010 were as follows:

			Bakeries and	Joint
In Millions	U.S. Retail	International	Foodservice	Ventures	Total

Balance as of May 31, 2009	$5,098.3	$123.3	$923.0	$518.4	$6,663.0
Other activity, primarily foreign currency translation	—	2.1	—	(19.4)	(17.3)

Balance as of Feb. 28, 2010	$5,098.3	$125.4	$923.0	$499.0	$6,645.7

The changes in the carrying amount of other intangible assets during fiscal 2010 were as follows:

			Joint
In Millions	U.S. Retail	International	Ventures	Total

Balance as of May 31, 2009	$3,208.9	$462.6	$75.5	$3,747.0
Other activity, primarily foreign currency translation	(1.5)	0.7	(5.3)	(6.1)

Balance as of Feb. 28, 2010	$3,207.4	$463.3	$70.2	$3,740.9

(6) Inventories
The components of inventories were as follows:

	Feb. 28,	May 31,
In Millions	2010	2009

Raw materials and packaging	$262.2	$273.1
Finished goods	1,196.6	1,096.1
Grain	149.0	126.9
Excess of FIFO or weighted-average cost over LIFO cost	(133.2)	(149.3)

Total	$1,474.6	$1,346.8

(7) Financial Instruments, Risk Management Activities, and Fair Values
Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of February 28, 2010, and May 31, 2009, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
	Feb. 28,	May 31,	Feb. 28,	May 31,	Feb. 28,	May 31,	Feb. 28,	May 31,
In Millions	2010	2009	2010	2009	2010	2009	2010	2009

Available for sale:
Debt securities	$11.8	$35.1	$11.9	$35.0	$0.1	$0.1	$—	$(0.2)
Equity securities	6.1	6.1	14.4	13.8	8.3	7.7	—	—

Total	$17.9	$41.2	$26.3	$48.8	$8.4	$7.8	$—	$(0.2)

Earnings include insignificant realized gains from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon management’s intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive income (loss) (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available for Sale
		Market
In Millions	Cost	Value

Under 1 year (current)	$4.8	$4.8
From 1 to 3 years	0.8	0.8
From 4 to 7 years	4.1	4.1
Over 7 years	2.1	2.2
Equity securities	6.1	14.4

Total	$17.9	$26.3

Marketable securities with a market value of $2.3 million as of February 28, 2010, were pledged as collateral for certain derivative contracts.
The fair values and carrying amounts of long-term debt, including the current portion, were $6,334.0 million and $5,779.0 million, respectively, as of February 28, 2010. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments.
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

Unallocated corporate items for the quarterly and nine-month periods ended February 28, 2010, and February 22, 2009, included:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,
In Millions	2010	2009	2010	2009

Net gain (loss) on mark-to-market valuation of commodity positions	$1.6	$(28.4)	$(9.6)	$(300.4)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	(0.1)	81.9	60.5	47.2
Net mark-to-market revaluation of certain grain inventories	(6.5)	17.7	(3.3)	(36.2)

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(5.0)	$71.2	$47.6	$(289.4)

As of February 28, 2010, the net notional value of commodity derivatives was $598.7 million, of which $461.5 million related to agricultural inputs and $137.2 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
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
Floating Interest Rate Exposures — Except as discussed below, floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million as of February 28, 2010.
Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million as of February 28, 2010.
During the second quarter of fiscal 2010 we entered into $700 million of interest rate swaps to convert $700 million of 5.65% fixed-rate notes due September 10, 2012, to floating rates.
In anticipation of our acquisition of The Pillsbury Company (Pillsbury) and other financing needs, we entered into pay-fixed interest rate swap contracts during fiscal 2001 and 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. As of February 28, 2010, we still owned $1.6 billion of Pillsbury-related pay-fixed swaps that were previously neutralized with offsetting pay-floating swaps in fiscal 2002.
In advance of a planned debt financing in fiscal 2007, we entered into $700.0 million pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent. All of these forward-starting interest rate swaps were cash settled for $22.5 million coincident with our $1.0 billion 10-year fixed-rate note offering on January 24, 2007. As of February 28, 2010, a $15.5 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.
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

	Feb. 28,	May 31,
In Millions	2010	2009

Pay-floating swaps - notional amount	$2,344.9	$1,859.3
Average receive rate	4.6%	5.7%
Average pay rate	0.2%	0.3%
Pay-fixed swaps - notional amount	$1,600.0	$2,250.0
Average receive rate	0.2%	0.5%
Average pay rate	7.3%	6.4%

The swap contracts mature at various dates from fiscal 2010 to 2013 as follows:

In Millions	Pay Floating	Pay Fixed

2010	$9.3	$—
2011	17.6	—
2012	1,603.4	850.0
2013	714.6	750.0

Total	$2,344.9	$1,600.0

Foreign Exchange Risk. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to foreign-dominated commercial paper, third party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-dominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.
The amount of hedge ineffectiveness was less than $1 million as of February 28, 2010.
We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of February 28, 2010, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.
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
We categorize assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.
The fair values of our assets, liabilities, and derivative positions recorded at fair value as of February 28, 2010, were as follows:

	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (d)	$—	$8.1	$—	$8.1	$—	$—	$—	$—
Foreign exchange contracts (b) (c)	—	4.5	—	4.5	—	(19.5)	—	(19.5)

Total	—	12.6	—	12.6	—	(19.5)	—	(19.5)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (d)	—	148.7	—	148.7	—	(189.5)	—	(189.5)
Foreign exchange contracts (b)	—	5.8	—	5.8	—	(0.1)	—	(0.1)
Commodity contracts (b) (f)	2.2	14.4	—	16.6	—	—	—	—

Total	2.2	168.9	—	171.1	—	(189.6)	—	(189.6)

Other assets and liabilities reported at fair value:
Marketable investments (e)	14.4	11.9	—	26.3	—	—	—	—
Grain contracts (f)	—	11.9	—	11.9	—	(13.1)	—	(13.1)
Long-lived assets (g)	—	2.9	—	2.9	—	—	—	—

Total	14.4	26.7	—	41.1	—	(13.1)	—	(13.1)

Total assets, liabilities, and derivative positions recorded at fair value	$16.6	$208.2	$—	$224.8	$—	$(222.2)	$—	$(222.2)

(a)	These contracts are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position.

(b)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(c)	Based on observable market transactions of spot currency rates and forward currency prices.

(d)	Based on LIBOR and swap rates.

(e)	Based on prices of common stock and bond matrix pricing.

(f)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(g)	We recorded a $4.8 million non-cash impairment charge in the third quarter of fiscal 2010 to write down certain long-lived assets to their fair value of $2.5 million. Fair value was based on historical activity for transactions of similar assets in the marketplace and third party appraisals. These assets had a book value of $7.3 million and were associated with the restructuring activities described in Note 4. Also during the second quarter of fiscal 2010 we recorded a $6.6 million non-cash impairment charge to write down certain long-lived assets to their fair value of $0.4 million. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a book value of $7.0 million and were associated with the exit activities described in Note 4.
We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, net investment hedges, and other derivatives not designated as hedging instruments for the quarterly and nine-month periods ended February 28, 2010, and February 22, 2009, follows:

	Interest Rate		Foreign Exchange				Commodity
	Contracts		Contracts		Equity Contracts		Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,
In Millions	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$2.1	$1.1	$(3.6)	$(1.5)	$—	$—	$—	$—	$(1.5)	$(0.4)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(3.8)	4.0	(9.8)	(6.8)	—	—	—	—	(13.6)	(2.8)
Amount of (gain) loss recognized in earnings (c) (d)	—	—	0.1	(0.2)	—	—	—	—	0.1	(0.2)

Derivatives in Fair Value Hedging Relationships:
Amount of net loss recognized in earnings (e)	(2.0)	—	—	—	—	—	—	—	(2.0)	—

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in earnings (f)	0.2	(0.4)	12.1	0.3	0.1	—	1.6	(28.4)	14.0	(28.5)

	Interest Rate		Foreign Exchange				Commodity
	Contracts		Contracts		Equity Contracts		Contracts		Total
	Nine-Month		Nine-Month		Nine-Month		Nine-Month		Nine-Month
	Period Ended		Period Ended		Period Ended		Period Ended		Period Ended
	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,
In Millions	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI (a)	$5.1	$(0.7)	$(12.2)	$48.2	$—	$—	$—	$—	$(7.1)	$47.5
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(11.4)	11.7	(9.0)	(12.3)	—	—	—	—	(20.4)	(0.6)
Amount of loss recognized in earnings (c) (d)	—	(0.1)	(0.2)	(0.2)	—	—	—	—	(0.2)	(0.3)

Derivatives in Fair Value Hedging Relationships:
Amount of net loss recognized in earnings (e)	(0.2)	—	—	—	—	—	—	—	(0.2)	—

Derivatives in Net Investment Hedging Relationships:
Amount of gain recognized in OCI (a)	—	—	—	6.0	—	—	—	—	—	6.0

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in earnings (f)	4.2	2.6	12.1	(74.5)	0.2	0.1	(9.6)	(300.4)	6.9	(372.2)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(c)	All loss recognized in earnings is related to the ineffective portion of the hedging relationship. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Loss recognized in earnings is reported in SG&A expenses for foreign exchange contracts.

(e)	The net amount of loss recognized in earnings is related to the ineffective portion of the hedging relationship and the related hedged items. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(f)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.
Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of February 28, 2010, totaled $18.8 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. As of February 28, 2010, we had no amounts from commodity derivatives recorded in AOCI. Unrealized losses from foreign currency cash flow hedges recorded in AOCI as of February 28, 2010, were $15.5 million after-tax. The net amount of pre-tax gains and losses in AOCI as of February 28, 2010, that we expect to be reclassified into net earnings within the next 12 months is $36.8 million of expense.
Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on February 28, 2010, was $3.2 million. We have not posted any collateral associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on February 28, 2010, we would be required to post an additional $3.2 million of collateral to the counterparties.
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
The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $56.1 million against which we hold $4.3 million of collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.
(8) Debt
The components of notes payable were as follows:

	Feb. 28,	May 31,
In Millions	2010	2009

U.S. commercial paper	$437.8	$401.8
Euro commercial paper	—	275.0
Financial institutions	143.3	135.4

Total	$581.1	$812.2

Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of February 28, 2010, we did not have any outstanding borrowings under these credit lines.
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
Our credit facilities and certain of our long-term debt and noncontrolling interests agreements contain restrictive covenants. As of February 28, 2010, we were in compliance with all of these covenants.

(9) Stockholders’ Equity
The following table provides details of total comprehensive income:

	Quarter Ended			Quarter Ended
	Feb. 28, 2010			Feb. 22, 2009
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$332.5			$288.9
Net earnings attributable to noncontrolling interests			1.0			2.2

Net earnings, including earnings attributable to noncontrolling interests			$333.5			$291.1

Other comprehensive income (loss):
Foreign currency translation adjustments	$(148.4)	$—	$(148.4)	$23.0	$—	$23.0
Net actuarial gain	2.8	(1.1)	1.7	—	—	—
Other fair value changes:
Securities	1.0	(0.4)	0.6	2.8	(1.1)	1.7
Hedge derivatives	(1.5)	1.1	(0.4)	(0.4)	(0.8)	(1.2)
Reclassification to earnings:
Hedge derivatives	13.6	(5.2)	8.4	(2.8)	1.4	(1.4)
Amortization of losses and prior service costs	1.9	(0.7)	1.2	6.1	(2.3)	3.8

Other comprehensive income (loss) in accumulated other comprehensive loss	(130.6)	(6.3)	(136.9)	28.7	(2.8)	25.9
Other comprehensive income attributable to noncontrolling interests	0.1	—	0.1	—	—	—

Other comprehensive income (loss)	$(130.5)	$(6.3)	$(136.8)	$28.7	$(2.8)	$25.9

Total comprehensive income			$196.7			$317.0

	Nine-Month Period Ended			Nine-Month Period Ended
	Feb. 28, 2010			Feb. 22, 2009
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings			$1,318.6			$945.6
Net earnings attributable to noncontrolling interests			3.7			7.7

Net earnings, including earnings attributable to noncontrolling interests			$1,322.3			$953.3

Other comprehensive income (loss):
Foreign currency translation adjustments	$1.3	$—	$1.3	$(531.2)	$—	$(531.2)
Net actuarial gain	8.4	(3.3)	5.1	—	—	—
Other fair value changes:
Securities	0.8	(0.3)	0.5	(2.6)	1.0	(1.6)
Hedge derivatives	(7.1)	2.1	(5.0)	47.5	(14.5)	33.0
Reclassification to earnings:
Hedge derivatives	20.4	(7.8)	12.6	(0.6)	0.7	0.1
Amortization of losses and prior service costs	5.8	(2.2)	3.6	16.3	(6.2)	10.1

Other comprehensive income (loss) in accumulated other comprehensive loss	29.6	(11.5)	18.1	(470.6)	(19.0)	(489.6)
Other comprehensive income attributable to noncontrolling interests	0.3	—	0.3	—	—	—

Other comprehensive income (loss)	$29.9	$(11.5)	$18.4	$(470.6)	$(19.0)	$(489.6)

Total comprehensive income			$1,340.7			$463.7

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

	Feb. 28,	May 31,
In Millions	2010	2009

Foreign currency translation adjustments	$359.5	$358.2
Unrealized gain (loss) from:
Securities	4.9	4.4
Hedge derivatives	(34.3)	(41.9)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,163.1)	(1,168.2)
Prior service costs	(26.7)	(30.3)

Accumulated other comprehensive loss	$(859.7)	$(877.8)

(10) Stock Plans
We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 74 to 76 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
Compensation expense related to stock-based payments recognized in SG&A expenses in the Consolidated Statements of Earnings was as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,
In Millions	2010	2009	2010	2009

Compensation expense related to stock-based payments	$35.1	$27.6	$132.5	$114.3

As of February 28, 2010, unrecognized compensation expense related to non-vested stock options and restricted stock units was $214.3 million. This expense will be recognized over 23 months, on average.
Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month
	Period Ended
	Feb. 28,	Feb. 22,
In Millions	2010	2009

Net cash proceeds	$321.0	$287.3
Intrinsic value of options exercised	$219.1	$221.1

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month
	Period Ended
	Feb. 28,	Feb. 22,
	2010	2009

Estimated fair values of stock options granted	$6.39	$$9.42
Assumptions:
Risk-free interest rate	3.7%	4.4%
Expected term	8.5 years	8.5 years
Expected volatility	18.9%	16.1%
Dividend yield	3.4%	2.7%

Information on stock option activity follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(Thousands)	Price	Term (Years)	(Millions)

Balance as of May 31, 2009	47,303.5	$47.69
Granted	3,389.7	55.98
Exercised	(8,328.1)	39.47
Forfeited or expired	(91.3)	50.43

Outstanding as of Feb. 28, 2010	42,273.8	$49.97	4.70	$931.9

Exercisable as of Feb. 28, 2010	25,574.2	$45.48	2.75	$678.5

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share-	Weighted-	Share-	Weighted-	Cash-Settled	Weighted-
	Settled	Average	Settled	Average	Share-Based	Average
	Units	Grant-Date	Units	Grant-Date	Units	Grant-Date
	(Thousands)	Fair Value	(Thousands)	Fair Value	(Thousands)	Fair Value

Non-vested as of May 31, 2009	4,391.1	$56.70	158.8	$57.97	874.9	$63.40
Granted	1,183.2	55.41	71.1	55.84	1,054.0	55.84
Vested	(382.9)	52.21	(9.6)	57.97	(35.9)	59.67
Forfeited or expired	(93.0)	57.25	(11.1)	57.43	(36.1)	57.82

Non-vested as of Feb. 28, 2010	5,098.4	$56.73	209.2	$57.28	1,856.9	$59.29

The total grant-date fair value of restricted stock unit awards that vested in the nine-month period ended February 28, 2010, was $22.7 million, and restricted stock units with a grant-date fair value of $76.9 million vested in the nine-month period ended February 22, 2009.

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,
In Millions, Except per Share Data	2010	2009	2010	2009

Net earnings	$332.5	$288.9	$1,318.6	$945.6

Average number of common shares - basic EPS	331.8	329.2	329.0	332.9
Incremental share effect from:
Stock options (a)	9.7	8.5	8.7	10.2
Restricted stock, restricted stock units, and other (a)	3.2	2.5	2.9	2.8

Average number of common shares - diluted EPS	344.7	340.2	340.6	345.9

Earnings per share - basic	$1.00	$0.88	$4.01	$2.84
Earnings per share - diluted	$0.96	$0.85	$3.87	$2.73

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,
In Millions	2010	2009	2010	2009

Anti-dilutive stock options and restricted stock units	—	6.6	4.2	4.9

(12) Share Repurchases
During the third quarter of fiscal 2010, we repurchased 1.2 million shares of common stock for an aggregate purchase price of $88.9 million. During the nine-month period ended February 28, 2010, we repurchased 5.5 million shares of common stock for an aggregate purchase price of $324.3 million.
During the third quarter of fiscal 2009, we repurchased 0.1 million shares of common stock for an aggregate purchase price of $5.4 million. During the nine-month period ended February 22, 2009, we repurchased 18.9 million shares of common stock for an aggregate purchase price of $1,232.5 million.
(13) Interest, Net
The components of interest were as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,
Expense (Income), in Millions	2010	2009	2010	2009

Interest expense	$96.9	$104.6	$283.5	$302.6
Capitalized interest	(1.3)	(0.6)	(3.6)	(3.5)
Interest income	(1.4)	(5.4)	(5.3)	(17.5)

Interest, net	$94.2	$98.6	$274.6	$281.6

(14) Statements of Cash Flows
During the nine-month period ended February 28, 2010, we made cash interest payments of $308.6 million, compared to $223.7 million in the same period last year. Also, in the nine-month period ended February 28, 2010, we made tax payments of $479.6 million, compared to $273.8 million in the same period last year. In fiscal 2009 we acquired Humm Foods by issuing to its shareholders 0.9 million shares of our common stock, with a value of $55.0 million, as consideration. This acquisition is treated as a non-cash transaction in our Consolidated Statements of Cash Flows.
(15) Retirement and Postemployment Benefits
Components of net pension, other postretirement, and postemployment (income) expense were as follows:

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,
In Millions	2010	2009	2010	2009	2010	2009

Service cost	$17.7	$19.1	$3.3	$3.5	$1.8	$1.6
Interest cost	57.7	53.8	15.4	15.3	1.5	1.3
Expected return on plan assets	(100.0)	(96.4)	(7.2)	(7.5)	—	—
Amortization of losses	2.1	2.0	0.4	1.9	0.2	0.3
Amortization of prior service costs (credits)	1.8	1.8	(0.4)	(0.3)	0.6	0.5
Other adjustments	—	—	—	—	2.4	2.1

Net (income) expense	$(20.7)	$(19.7)	$11.5	$12.9	$6.5	$5.8

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Nine-Month		Nine-Month		Nine-Month
	Period Ended		Period Ended		Period Ended
	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,
In Millions	2010	2009	2010	2009	2010	2009

Service cost	$53.2	$57.8	$9.7	$10.6	$5.4	$4.9
Interest cost	172.9	161.7	46.2	45.9	4.3	3.7
Expected return on plan assets	(299.9)	(289.6)	(21.8)	(22.5)	—	—
Amortization of losses	6.3	6.0	1.4	5.5	0.7	0.8
Amortization of prior service costs (credits)	5.2	5.5	(1.2)	(1.0)	1.8	1.6
Other adjustments	—	—	—	—	7.3	6.6

Net (income) expense	$(62.3)	$(58.6)	$34.3	$38.5	$19.5	$17.6

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
As discussed in Note 2, we adopted new accounting guidance on noncontrolling interests at the beginning of fiscal 2010. To conform to the current year’s presentation, earnings attributable to noncontrolling interests in foreign subsidiaries of $0.4 million for the quarter ended February 22, 2009, and $1.7 million for the nine-month period ended February 22, 2009, which were previously deducted from the International segment’s operating profit, have been reclassified to net earnings attributable to noncontrolling interests.

Our operating segment results were as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 28,	Feb. 22,	Feb. 28,	Feb. 22,
In Millions	2010	2009	2010	2009

Net sales:
U.S. Retail	$2,570.9	$2,495.8	$7,885.3	$7,571.2
International	644.1	580.0	2,029.7	1,946.4
Bakeries and Foodservice	414.1	461.6	1,311.1	1,528.0

Total	$3,629.1	$3,537.4	$11,226.1	$11,045.6

Operating profit:
U.S. Retail	$534.1	$489.5	$1,889.2	$1,654.1
International	25.4	49.3	172.2	208.8
Bakeries and Foodservice	47.9	21.9	193.7	112.5

Total segment operating profit	607.4	560.7	2,255.1	1,975.4

Unallocated corporate items	39.5	(46.2)	91.5	404.6
Divestiture (gain)	—	—	—	(128.8)
Restructuring, impairment, and other exit costs	6.3	1.2	30.4	6.4

Operating profit	$561.6	$605.7	$2,133.2	$1,693.2

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
INTRODUCTION
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in a glossary on pages 31-32 of this report.
CONSOLIDATED RESULTS OF OPERATIONS
Third Quarter Results
For the third quarter of fiscal 2010, net sales grew 3 percent to $3,629 million and total segment operating profit of $607 million was 8 percent higher than $561 million in the third quarter of fiscal 2009. (See page 31 for a discussion of this measure not defined by GAAP).
Net sales growth of 3 points for the third quarter of fiscal 2010 was the result of 2 points of growth from net price realization and mix, and 1 point from favorable foreign currency exchange. Contributions from volume growth were flat, including the loss of 1 point of growth from divested products.
Components of net sales growth

Third Quarter of Fiscal 2010 vs.			Bakeries and	Combined
Third Quarter of Fiscal 2009	U.S. Retail	International	Foodservice	Segments

Volume growth (a)	Flat	2 pts	-5 pts	Flat
Net price realization and mix	3 pts	1 pt	-5 pts	2 pts
Foreign currency exchange	NA	8 pts	Flat	1 pt

Net sales growth	3 pts	11 pts	-10 pts	3 pts

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales decreased $8 million from the third quarter of fiscal 2009 to $2,252 million. The decrease in cost of sales was primarily driven by favorable mix and lower input cost. In the third quarter of fiscal 2010, we recorded a $5 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $71 million in the third quarter of fiscal 2009. In the third quarter of fiscal 2010 we recorded a charge of $48 million resulting from a change in the capitalization threshold for certain equipment parts, enabled by an upgrade to our parts management system.
Selling, general, and administrative (SG&A) expenses were up $139 million in the third quarter of fiscal 2010 versus the same period in fiscal 2009. SG&A expenses as a percent of net sales in the third quarter of fiscal 2010 increased by 3 percentage points compared with fiscal 2009. The increase in SG&A expenses was primarily driven by a 33 percent increase in advertising and media expense. In January 2010, the Venezuelan government devalued the Bolivar exchange rate against the U.S. dollar. The effect of the devaluation was a $14 million foreign exchange loss. Also in the third quarter of fiscal 2010, we recorded a $13 million recovery against a corporate investment which was written down in the third quarter last year. In addition during the third quarter of fiscal 2009, we recorded a $41 million gain from a settlement with the insurance carrier covering the loss of our La Salteña pasta manufacturing facility in Argentina, which was destroyed by fire in fiscal 2008.
Restructuring, impairment, and other exit costs were $6 million for the third quarter of fiscal 2010 and $1 million for the same period of fiscal 2009. During the third quarter of fiscal 2010, we decided to exit certain underperforming products in our Bakeries and Foodservice segment. As a result of this decision, we concluded that the future cash flows generated by these products will be insufficient to recover the net book value of the associated long-lived assets. Accordingly, we recorded a non-cash charge of $6 million primarily related to the impairment of these long-lived assets. No employees were affected and we expect this action to be completed by the end of the third quarter of fiscal 2011. In the third quarter of fiscal 2009, we did not undertake any new restructuring actions.

Interest, net for the third quarter of fiscal 2010 totaled $94 million, a $4 million decrease from the same period of fiscal 2009. Average interest bearing instruments decreased $1.3 billion, leading to an $18 million decrease in net interest, due to reduced share repurchase activity in fiscal 2010 versus last year. This decrease was offset by average interest rates which increased 100 basis points, generating a $14 million increase in net interest due to a shift from short-term floating rate debt to long-term fixed rate debt versus the same period last year.
The effective tax rate for the third quarter of fiscal 2010 was 33.8 percent compared to 45.7 percent for the third quarter of fiscal 2009. The 11.9 percentage point decrease was primarily due to an unfavorable decision on an uncertain tax matter from the U.S. Court of Appeals for the Eighth Circuit, which increased income tax expense by $53 million in the third quarter of fiscal 2009.
After-tax earnings from joint ventures increased to $24 million compared to $16 million in the same quarter last fiscal year. In the third quarter of fiscal 2010, net sales for Cereal Partners Worldwide (CPW) increased 15 percent, due to 5 points of volume growth and 10 points of favorable foreign exchange. Net sales for our Häagen-Dazs joint venture in Japan declined 5 percent, mainly due to 4 points of volume decline.
Average diluted shares outstanding increased by 4 million in the third quarter of fiscal 2010 from the same period a year ago due primarily to the issuance of shares of our common stock upon stock option exercises partially offset by the repurchase of 7 million shares since the end of the third quarter of fiscal 2009.
Net earnings were $332 million in the third quarter, up 15 percent from $289 million last year. Diluted earnings per share (EPS) was $0.96 in the third quarter, up 13 percent from $0.85 last year. Diluted EPS for the third quarter of fiscal 2010 included a $0.01 net reduction related to the mark-to-market valuation of certain commodity positions compared to a $0.13 net benefit in fiscal 2009. The third quarter of fiscal 2009 also included an $0.08 gain from the settlement with the insurance carrier covering our La Salteña pasta manufacturing facility in Argentina and a $0.15 charge from a court ruling on an uncertain tax matter.
Nine-month Results
For the nine-month period ended February 28, 2010, net sales grew 2 percent to $11,226 million and total segment operating profit of $2,255 million was 14 percent higher than $1,975 million in the nine-month period ended February 22, 2009.
Net sales growth of 2 points for the nine-month period ended February 28, 2010, was the result of 2 points of growth from net price realization and mix. Contributions from volume growth were flat, including the loss of 2 points of growth from divested products.
Components of net sales growth

Nine-Month Period Ended Feb. 28, 2010 vs.			Bakeries and	Combined
Nine-Month Period Ended Feb. 22, 2009	U.S. Retail	International	Foodservice	Segments

Volume growth (a)	1 pt	Flat	-9 pts	Flat
Net price realization and mix	3 pts	4 pts	-5 pts	2 pts
Foreign currency exchange	NA	Flat	Flat	Flat

Net sales growth	4 pts	4 pts	-14 pts	2 pts

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales decreased $713 million from the nine-month period ended February 22, 2009, to $6,644 million. The decrease in cost of sales was primarily driven by favorable mix and lower input costs. In the nine-month period ended February 28, 2010, we recorded a $48 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $289 million in the nine-month period ended February 22, 2009. In the third quarter of fiscal 2010 we recorded a charge of $48 million resulting from a change in the capitalization threshold for certain equipment parts, enabled by an upgrade to our parts management system.

SG&A expenses were up $301 million in the nine-month period ended February 28, 2010, versus the same period in fiscal 2009. SG&A expenses as a percent of net sales in fiscal 2010 increased by 2 percentage points compared to fiscal 2009. The increase in SG&A expenses was primarily driven by a 29 percent increase in advertising and media expense. In January 2010, the Venezuelan government devalued the Bolivar exchange rate against the U.S. dollar. The effect of the devaluation was a $14 million foreign exchange loss. Also in the third quarter of fiscal 2010, we recorded a $13 million recovery against a corporate investment which was written down in the third quarter last year. In addition during the third quarter of fiscal 2009, we recorded a $41 million gain from a settlement with the insurance carrier covering the loss of our La Salteña pasta manufacturing facility in Argentina, which was destroyed by fire in fiscal 2008.
There were no divestitures during the nine-month period ended February 28, 2010. During the nine-month period ended February 22, 2009, we recorded a divestiture gain of $129 million related to the sale of our Pop•Secret product line for $192 million in cash.
Restructuring, impairment, and other exit costs were $30 million for the nine-month period ended February 28, 2010, and $6 million for the same period of fiscal 2009. During the third quarter of fiscal 2010, we decided to exit certain underperforming products in our Bakeries and Foodservice segment. As a result of this decision, we concluded that the future cash flows generated by these products will be insufficient to recover the net book value of the associated long-lived assets. Accordingly, we recorded a non-cash charge of $6 million primarily related to the impairment of these long-lived assets. No employees were affected and we expect this action to be completed by the end of the third quarter of fiscal 2011. During the second quarter of fiscal 2010, we decided to exit certain underperforming products in our U.S. Retail segment to rationalize capacity for more profitable items. Our decisions to exit these products resulted in a $24 million non-cash charge against the related long-lived assets in the second quarter of fiscal 2010. No employees were affected by these actions. We expect to recognize $2 million of other exit costs related to these actions, which we anticipate will be completed by the end of the second quarter of fiscal 2011. In addition, we recorded $1 million of costs related to previously announced restructuring actions and a net gain of $1 million related to the closure and sale of our Contagem, Brazil bread and pasta plant. In the nine-month period ended February 22, 2009, we did not undertake any new restructuring actions.
Interest, net for the nine-month period ended February 28, 2010, totaled $275 million, a $7 million decrease from the same period of fiscal 2009. Average interest bearing instruments decreased $704 million leading to a $29 million decrease in net interest, due to reduced share repurchase activity in the nine-month period ended February 28, 2010, versus the same period last year. This was offset by average interest rates which increased 50 basis points, generating a $22 million increase in net interest due to a shift from short-term floating rate debt to long-term fixed rate debt versus the same period last year.
The effective tax rate for the nine-month period ended February 28, 2010, was 33.5 percent compared to 38.1 percent for the nine-month period ended February 22, 2009. The 4.6 percentage point decrease was primarily due to an unfavorable decision on an uncertain tax matter from the U.S. Court of Appeals for the Eighth Circuit, which increased income tax expense by $53 million in the third quarter of fiscal 2009.
After-tax earnings from joint ventures for the nine-month period ended February 28, 2010, increased to $86 million compared to $80 million in the same period in fiscal 2009. In the nine-months ended February 28, 2010, net sales for Cereal Partners Worldwide (CPW) increased 3 percent, due to 4 points of growth from net price realization and mix and a 1 point increase in volume, offset by 2 points of unfavorable foreign exchange. Net sales for our Häagen-Dazs joint venture in Japan declined 1 percent, due to an 8 point decline in volume, offset by favorable foreign exchange.
Average diluted shares outstanding decreased by 5 million shares for the nine-month period ended February 28, 2010, from the same period a year ago, due primarily to the repurchase of 7 million shares since February 22, 2009 and a lower incremental share effect from stock options, partially offset by the issuance of shares of our common stock upon stock option exercises.
Net earnings were $1,319 million in the nine-month period ended February 28, 2010, up 39 percent from $946 million in the same period last year. Diluted EPS was $3.87 in the nine-month period ended February 28, 2010, up 42 percent from $2.73 last year. Diluted EPS for the nine-month period ended February 28, 2010 included a $0.09 net gain related to the mark-to-market valuation of certain commodity positions, compared to a $0.53 net reduction in the same period of fiscal 2009. The nine-month period ended February 22, 2009, also included a $0.21 gain related to the divestiture of our Pop•Secret product line, an $0.08 gain from the settlement with the insurance carrier covering our La Salteña pasta manufacturing facility in Argentina, and a $0.15 charge from a court ruling on an uncertain tax matter.
SEGMENT OPERATING RESULTS
U.S. Retail Segment Results
Net sales for our U.S. Retail operations grew 3 percent in the third quarter of fiscal 2010 to $2,571 million. Net sales increased across most of our U.S. Retail divisions with net price realization and mix contributing 3 points of growth. Contributions from volume growth were flat.
Net sales for our U.S. Retail operations grew 4 percent in the nine-month period ended February 28, 2010, to $7,885 million. Net sales increased across most of our U.S. Retail divisions with net price realization and mix adding 3 points and volume on a tonnage basis contributing 1 point of growth.
U.S. Retail Net Sales Percentage Change by Division

		Nine-Month
	Quarter Ended	Period Ended
	Feb. 28,	Feb. 28,
	2010	2010

Big G	6%	8%
Meals	(2)	Flat
Pillsbury	2	4
Yoplait	2	4
Snacks	15	7
Baking Products	(8)	1
Small Planet Foods	32	7

Total	3%	4%

During the third quarter of fiscal 2010, net sales for Big G cereals grew 6 percent driven by Multigrain Cheerios and Lucky Charms and introductory sales of Chocolate Cheerios and Wheaties Fuel. Meals division net sales decreased 2 percent mainly from lower sales of Progresso ready-to-serve soups, offset by gains in Old El Paso Mexican products, Green Giant frozen vegetables, and Helper and Restaurant Favorites dinner mixes. Pillsbury net sales grew 2 percent including gains on Pillsbury Toaster Strudel, Totino’s pizza, and Pillsbury refrigerated dough products. Net sales for Yoplait grew 2 percent, led by introductory sales of Yoplait Delights and Yoplait Greek style yogurt. Snacks net sales grew 15 percent, driven by several fruit snack varieties and Fiber One and Nature Valley grain snacks. Net sales for Baking Products declined 8 percent, reflecting a decrease in flour prices versus year-ago levels and competitive merchandising activity in dessert mixes. Small Planet Food’s net sales were up 32 percent, reflecting performance of Cascadian Farm cereal and granola bars, Muir Glen tomatoes, and Lärabar fruit and nut energy bars.
Operating profits increased 9 percent to $534 million in the third quarter of fiscal 2010 versus the same period a year ago driven by $77 million of favorable net price realization and mix and $52 million of favorable supply chain costs, partially offset by a 27 percent increase in advertising and media expenses.
Operating profits increased 14 percent to $1.9 billion in the nine-month period ended February 28, 2010, versus the same period a year ago, primarily driven by favorable net price realization and mix of $217 million, favorable supply chain costs of $190 million and a volume increase of $40 million, partially offset by a 25 percent increase in advertising and media expenses.

International Segment Results
Net sales for our International segment were up 11 percent in the third quarter of fiscal 2010 to $644 million. This growth was driven by 8 points of favorable foreign currency exchange, 2 points of volume growth, and a 1 point increase from net price realization and mix.
Net sales for our International segment were up 4 percent in the nine-month period ended February 28, 2010, to $2,030 million. This growth was driven by a 4 point increase from net price realization and mix. Foreign exchange and volume were both flat for the nine-month period ended in fiscal 2010 versus fiscal 2009.
International Net Sales Percentage Change by Geographic Region

		Nine-Month
	Quarter Ended	Period Ended
	Feb. 28,	Feb. 28,
	2010	2010

Europe	13%	Flat
Canada	17	12%
Asia/Pacific	18	10
Latin America	(13)	(6)

Total	11%	4%

For the third quarter of fiscal 2010, net sales in Europe grew 13 percent driven by Old El Paso and Nature Valley in the United Kingdom. Net sales in Canada increased 17 percent due to volume increases in the cereal product line as a result of Olympic promotions, new Nature Valley launches, and favorable foreign currency exchange. In the Asia/Pacific region, net sales grew 18 percent due to growth from Häagen-Dazs shops and Wanchai Ferry products in China. Latin America net sales decreased 13 percent due to unfavorable foreign currency exchange in Venezuela and the discontinuation of our bread and pasta brands in Brazil in the fourth quarter of fiscal 2009. This decrease was partially offset by net price realization on Diablitos in Venezuela and volume growth from La Salteña in Argentina.
Operating profits declined 48 percent to $25 million in the third quarter of fiscal 2010, reflecting unfavorable foreign currency effects and an increase in advertising and media expenses.
Operating profits declined 18 percent to $172 million in the nine-month period of fiscal 2010 versus the same period a year ago, reflecting unfavorable foreign currency effects and an increase in advertising and media expenses.
In January 2010 the Venezuelan government devalued the Bolivar by resetting the official exchange rate. The effect of the devaluation was a $14 million foreign exchange loss, primarily on the revaluation of non-Bolivar monetary balances in Venezuela. We continue to use the official exchange rate to translate the financial statements of our Venezuelan operations, as we intend to remit dividends solely through the government-operated Foreign Exchange Administration Board (CADIVI). The devaluation of the Bolivar also reduced the U.S. dollar equivalent of our Venezuelan operating profit, but this did not have a material impact on our results. During the third quarter of fiscal 2010 Venezuela became a highly inflationary economy. We do not expect that the effects of Venezuela’s change to highly inflationary status will have a material impact on our results in the fourth quarter of fiscal 2010.
Bakeries and Foodservice Segment Results
Net sales for our Bakeries and Foodservice segment decreased 10 percent to $414 million in the third quarter of fiscal 2010. Volume declined 5 points, including a 9 point reduction from divested product lines. Net price realization and mix drove a 5 point decrease, primarily from price declines indexed to wheat markets and unfavorable mix.
Net sales for our Bakeries and Foodservice segment decreased 14 percent to $1,311 million in the nine-month period ended February 28, 2010. Volume declined 9 points, including a 9 point reduction from divested product lines. Net price realization and mix drove a 5 point decrease, primarily from price declines indexed to wheat markets and unfavorable mix.
Bakeries and Foodservice Net Sales Percentage Change by Customer Segment

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 28,		Feb. 28,
	2010		2010

Foodservice Distributors	2%		(1	) %
Convenience Stores	9		6
Bakeries and National Restaurant Accounts	(19)		(23)

Total	(10	) %	(14	) %

We realigned our Bakeries and Foodservice customer segments in fiscal 2010 and reclassified previous years to conform to the current year presentation.
Operating profits for the third quarter of fiscal 2010 were $48 million, up from $22 million in the third quarter of fiscal 2009. The increase is primarily due to favorable input costs of $42 million, offset by unfavorable net price realization, divested product lines, and unfavorable mix of $16 million.
Operating profits for the nine-month period ended February 28, 2010, were $194 million, up from $113 million in the nine-month period ended February 22, 2009. The increase is due to a decrease in input costs of $77 million, an increase of $10 million from grain merchandising earnings, and $8 million of favorable net price realization. These were partially offset by a $14 million decline from divested product lines.
UNALLOCATED CORPORATE ITEMS
Unallocated corporate items totaled $40 million of expense in the third quarter of fiscal 2010 compared to $46 million of income in the same period in fiscal 2009. In the third quarter of fiscal 2010 we recorded a $5 million net increase in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $71 million net increase in income in the third quarter of fiscal 2009. Also in the third quarter of fiscal 2010, we recorded a $13 million recovery against a corporate investment which was written down in the third quarter last year. In addition during the third quarter of fiscal 2009, we also recognized a $41 million gain from an insurance settlement as discussed previously in this MD&A.
Unallocated corporate expense totaled $92 million in the nine-month period ended February 28, 2010, compared to $405 million in the same period last year. In the nine-month period ended February 28, 2010, we recorded a $48 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $289 million net increase in expense in the same period a year ago. Also in the third quarter of fiscal 2010, we recorded a $13 million recovery against a corporate investment which was written down in the third quarter last year. In addition during the third quarter of fiscal 2009, we also recognized a $41 million gain from an insurance settlement as discussed previously in this MD&A.
LIQUIDITY
During the nine-month period ended February 28, 2010, our operations generated $1,558 million of cash compared to $1,130 million in the same period last year, mainly reflecting the $373 million increase in net earnings, which was partially offset by an increased use of cash in working capital. Also, net earnings for fiscal 2009 included a $129 million pre-tax gain on the sale of our Pop•Secret product line.
Cash used by investing activities during the nine-month period ended February 28, 2010, was $485 million, a $328 million increase over the same period in fiscal 2009. The increased use of cash primarily reflects the $192 million of proceeds from the divestiture of our Pop•Secret product line in fiscal 2009 and the $41 million of insurance proceeds received in fiscal 2009 from the settlement with the insurance carrier covering the loss at our La Salteña pasta manufacturing facility in Argentina. We invested $122 million in affiliates, mainly our CPW joint venture, in fiscal 2010. In addition, we invested $419 million in land, buildings, and equipment in fiscal 2010, an increase of $68 million over the prior year.

Cash used by financing activities increased $548 million during the nine-month period ended February 28, 2010, over the same period a year ago. We repaid $739 million of notes payable and long-term debt in fiscal 2010 versus a $716 million net issuance of notes payable and long-term debt in fiscal 2009. We also used $908 million less cash to repurchase shares than the same period last year. In addition, we paid $478 million in dividends in fiscal 2010, $40 million more than the prior year.
CAPITAL RESOURCES
Our capital structure was as follows:

	Feb. 28,	May 31,
In Millions	2010	2009

Notes payable	$581.1	$812.2
Current portion of long-term debt	107.4	508.5
Long-term debt	5,671.6	5,754.8

Total debt	6,360.1	7,075.5
Noncontrolling interests	245.0	244.2
Stockholders’ equity	6,232.1	5,172.3

Total capital	$12,837.2	$12,492.0

Our commercial paper borrowings are supported by fee-paid committed credit lines consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of February 28, 2010, we did not have any outstanding borrowings under these credit lines.
Our credit facilities and certain of our long-term debt and noncontrolling interests agreements contain restrictive covenants. As of February 28, 2010, we were in compliance with all of these covenants.
We have $107.4 million of long-term debt maturing in the next 12 months that is classified as current. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities. The shelf registration statement will expire in December 2011.
OFF BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance-sheet arrangements during the first nine-months of fiscal 2010.
SIGNIFICANT ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. The accounting policies used in preparing our interim fiscal 2010 Consolidated Financial Statements are the same as those described in our Form 10-K, except as discussed in Notes 2, 16 and 17 to our Consolidated Financial Statements included in this Form 10-Q. We tested our goodwill and brand intangibles for impairment on our annual assessment date in the third quarter of fiscal 2010. As of our annual impairment assessment date, there was no impairment of any of our intangibles as their related fair values were substantially in excess of the carrying values.
Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of February 28, 2010, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

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
In December 2008, the FASB issued new guidance on employer’s disclosures for post-retirement benefit plan assets. The guidance requires an employer to disclose information on the investment policies and strategies and the significant concentrations of risk in plan assets. An employer must also disclose the fair value of each major category of plan assets as of each annual reporting date together with the information on the inputs and valuation techniques used to develop such fair value measurements. The guidance will be effective for us as of May 30, 2010, and will have no impact on our results of operations or financial position.
NON-GAAP MEASURES
We have included in this MD&A a discussion of total segment operating profit which is a measure of financial performance that is not defined by GAAP. This non-GAAP measure should be viewed in addition to, and not in lieu of, the comparable GAAP measure.
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
The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of February 28, 2010, was $31 million and $8 million, respectively. The $13 million decrease in interest rate value-at-risk during the nine-month period ended February 28, 2010, was due to decreased interest rate market volatility in fiscal 2010 and new hedging instruments that reduced value-at-risk. The $3 million decrease in commodity value-at-risk during the third quarter of fiscal 2010 was due to lower volatility in commodity markets. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 4.	Controls and Procedures.
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended February 28, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended February 28, 2010:

	Total
	Number	Average	Total Number of	Maximum Number of
	of Shares	Price	Shares Purchased as	Shares that may yet
	Purchased	Paid Per	Part of a Publicly	be Purchased Under
Period	(a)	Share	Announced Program (b)	the Program (b)

November 30, 2009-
January 3, 2010	—	$—	—	18,288,643

January 4, 2010-
January 31, 2010	850,000	71.34	850,000	17,438,643

February 1, 2010-
February 28, 2010	407,800	69.35	407,800	17,030,843

Total	1,257,800	$70.70	1,257,800	17,030,843

(a)	These shares were purchased in the open market.

(b)	On December 11, 2006, our Board of Directors approved and we announced an authorization for the repurchase of up to 75,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

Exhibit 10.1	Addendum No. 10 to the Protocol of Cereal Partners Worldwide, dated January 1, 2010, among the Registrant, Nestle S.A. and CPW S.A.
Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC. (Registrant)
Date March 24, 2010	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date March 24, 2010	/s/ Richard O. Lund
Richard O. Lund
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Addendum No. 10 to the Protocol of Cereal Partners Worldwide, dated January 1, 2010, among the Registrant, Nestle S.A. and CPW S.A.
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document