Form 10-K
period 2010-05-30
GENERAL MILLS INC
filed 2010-07-09
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-01185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426 (Zip Code)
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
Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $34.05 per share as reported on the New York Stock Exchange on November 27, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter): $22,384.1 million.
Number of shares of Common Stock outstanding as of June 18, 2010: 651,216,065 (excluding 103,397,263 shares held in the treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
Refrigerated yogurt
Yoplait, Trix, Yoplait Kids, Go-GURT, Fiber One, YoPlus, and Whips!
Refrigerated and frozen dough products
Pillsbury, the Pillsbury Doughboy character, Grands!, Golden Layers, Big Deluxe, Toaster Strudel, Toaster Scrambles, Simply, Savorings, Jus-Rol, Latina, Wanchai Ferry, V.Pearl, and La Salteña

Dry dinners and shelf stable and frozen vegetable products
Betty Crocker, Hamburger Helper, Tuna Helper, Chicken Helper, Old El Paso, Green Giant, Potato Buds, Suddenly Salad, Bac*O’s, Betty Crocker Complete Meals, Valley Selections, Simply Steam, Valley Fresh Steamers, Wanchai Ferry, and Diablitos
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
Some of our products are marketed under or in combination with trademarks that have been licensed from others, including:
• Yoplait, Yoplait Kids, Go-GURT, YoPlus, and Whips! for yogurt in the United States;
• Dora the Explorer, Blue’s Clues, Diego, Backyardigans, Wonder Pets, and iCarly for yogurt, and Dora the Explorer for cereal;
• Reese’s Puffs and Clifford the Big Red Dog for cereal;
• Hershey’s chocolate for a variety of products;
• Weight Watchers as an endorsement for soup and frozen vegetable products;
• Macaroni Grill for dry and frozen dinners;
• Good Earth for dry dinners;
• Sunkist for baking products and fruit snacks;

• Cinnabon for refrigerated dough, frozen pastries, and baking products;
• Bailey’s for super-premium ice cream; and
• a variety of characters and brands for fruit snacks, including Tonka, My Little Pony, Transformers, Care Bears, Teenage Mutant Ninja Turtles, Spider-Man, and various Warner Bros. and Nickelodeon characters.
We license all of our cereal trademarks to CPW, our joint venture with Nestlé S.A. (Nestlé). Nestlé similarly licenses certain of its trademarks to CPW, including the Nestlé and Uncle Tobys trademarks. We own the Häagen-Dazs trademark and have the right to use the trademark outside of the United States and Canada. Nestlé has an exclusive royalty-free license to use the Häagen-Dazs trademark in the United States and Canada on ice cream and other frozen dessert products. We also license this trademark to our Häagen-Dazs Japan, Inc. (HDJ) joint venture. The J. M. Smucker Company holds an exclusive royalty-free license to use the Pillsbury brand and the Pillsbury Doughboy character in the dessert mix and baking mix categories in the United States and under limited circumstances in Canada and Mexico. We also license our Green Giant trademark to a third party for use in connection with its sale of fresh produce in the United States.
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
RESEARCH AND DEVELOPMENT
Our principal research and development facilities are located in Minneapolis, Minnesota. Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business and technology areas. Research and development expenditures were $218 million in fiscal 2010, $208 million in fiscal 2009, and $205 million in fiscal 2008.
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

JOINT VENTURES
In addition to our consolidated operations, we participate in two joint ventures: CPW and HDJ. See MD&A in Item 7 of this report for a description of our joint ventures.
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
During fiscal 2010, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 23 percent of our consolidated net sales and 30 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 5 percent of our net sales in the International segment and 7 percent of our net sales in the Bakeries and Foodservice segment. As of May 30, 2010, Wal-Mart accounted for 28 percent of our U.S. Retail receivables, 4 percent of our International receivables, and 7 percent of our Bakeries and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 54 percent of its fiscal 2010 net sales, the five largest customers in our International segment accounted for 23 percent of its fiscal 2010 net sales, and the five largest customers in our Bakeries and Foodservice segment accounted for 45 percent of its fiscal 2010 net sales.
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
BACKLOG
Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of May 30, 2010, was not material.

WORKING CAPITAL
A description of our working capital is included in the Liquidity section of MD&A in Item 7 of this report. Our product return practices are described in Note 2 to the Consolidated Financial Statements in Item 8 of this report.
EMPLOYEES
As of May 30, 2010, we had approximately 33,000 full- and part-time employees.
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
ENVIRONMENTAL MATTERS
As of May 30, 2010, we were involved with three active cleanup sites associated with the alleged or threatened release of hazardous substances or wastes located in: Sauget, Illinois; Minneapolis, Minnesota; and Moonachie, New Jersey. These matters involve several different actions, including administrative proceedings commenced by regulatory agencies and demand letters by regulatory agencies and private parties.
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
EXECUTIVE OFFICERS
The section below provides information regarding our executive officers as of July 9, 2010:
Y. Marc Belton, age 51, is Executive Vice President, Worldwide Health, Brand and New Business Development. Mr. Belton joined General Mills in 1983 and has held various positions, including President of Snacks Unlimited from 1994 to 1997, New Ventures from 1997 to 1999, and Big G cereals from 1999 to 2002. He had oversight responsibility for Yoplait, General Mills Canada, and New Business Development from 2002 to May 2005, and has had oversight responsibility for Worldwide Health, Brand and New Business Development since May 2005. Mr. Belton was elected a Vice President of General Mills in 1991, a Senior Vice President in 1994, and an Executive Vice President in June 2006. He is a director of U.S. Bancorp.
John R. Church, age 44, is Senior Vice President, Supply Chain. Mr. Church joined General Mills in 1988 as a Product Developer in the Big G cereals division and held various positions before becoming Vice President,

Engineering in 2003. In October 2005, his role was expanded to include development of the company’s strategy for the global sourcing of raw materials and manufacturing capabilities. He was named Vice President, Supply Chain Operations in March 2007 and to his present position in April 2008.
Michael L. Davis, age 54, is Senior Vice President, Global Human Resources. Mr. Davis joined General Mills in 1996 as Vice President, Compensation and Benefits, after spending 15 years in consulting with Towers Perrin. In 2002, his role was expanded to include staffing activities, and in August 2005, he became Vice President, Human Resources for the U.S. Retail and Corporate groups. He was named to his current position in January 2008.
Peter C. Erickson, age 49, is Senior Vice President, Innovation, Technology and Quality. Mr. Erickson joined General Mills in 1994 as part of the Colombo Yogurt acquisition. He has held various positions in Research & Development and became Vice President, Innovation, Technology and Quality in March 2003. He was named to his present position in November 2006.
Ian R. Friendly, age 49, is Executive Vice President and Chief Operating Officer, U.S. Retail. Mr. Friendly joined General Mills in 1983 and held various positions before becoming Vice President of CPW in 1994, President of Yoplait in 1998, Senior Vice President of General Mills in 2000, and President of the Big G cereals division in 2002. In May 2004, he was named Chief Executive Officer of CPW. Mr. Friendly was named to his present position in June 2006. He is a director of The Valspar Corporation.
Richard O. Lund, age 60, is Vice President, Controller. Mr. Lund joined General Mills in 1981 and held various positions before becoming Vice President, Director of Financial Operations for the Gold Medal division in 1994. He was appointed Vice President, Corporate Financial Operations in 2000 and was elected to his present position in December 2007. Prior to joining General Mills, Mr. Lund spent 9 years with Coopers & Lybrand (now PricewaterhouseCoopers LLP).
Donal L. Mulligan, age 49, is Executive Vice President, Chief Financial Officer. Mr. Mulligan joined General Mills in 2001 from The Pillsbury Company. He served as Vice President, Financial Operations for our International division until 2004, when he was named Vice President, Financial Operations for Operations and Technology. Mr. Mulligan was appointed Treasurer of General Mills in January 2006, Senior Vice President, Financial Operations in July 2007, and was elected to his present position in August 2007. From 1987 to 1998, he held several international positions at PepsiCo, Inc. and YUM! Brands, Inc. Mr. Mulligan is a director of Tennant Company.
Shawn P. O’Grady, age 46, is Senior Vice President, President, Consumer Foods Sales Division. Mr. O’Grady joined General Mills in 1990 and held several marketing roles in the Snacks, Meals and Big G divisions. He was promoted to Vice President in 1998 and held marketing positions in the Betty Crocker and Pillsbury USA divisions. In December 2004, he moved into Consumer Foods Sales, becoming Vice President, President, U.S. Retail Sales in June 2007. He was promoted to his current position in May 2010.
Christopher D. O’Leary, age 51, is Executive Vice President and Chief Operating Officer, International. Mr. O’Leary joined General Mills in 1997 as Vice President, Corporate Growth. He was elected a Senior Vice President in 1999 and President of the Meals division in 2001. Mr. O’Leary was named to his present position in June 2006. Prior to joining General Mills, he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. Mr. O’Leary is a director of Telephone and Data Systems, Inc.
Roderick A. Palmore, age 58, is Executive Vice President, General Counsel, Chief Compliance and Risk Management Officer and Secretary. Mr. Palmore joined General Mills in this position in February 2008 from the Sara Lee Corporation. He spent 12 years at Sara Lee, a consumer foods and products company, last serving as Executive Vice President and General Counsel.
Kendall J. Powell, age 56, is Chairman of the Board and Chief Executive Officer of General Mills. Mr. Powell joined General Mills in 1979 and served in a variety of positions before becoming a Vice President in 1990. He became President of Yoplait in 1996, President of the Big G cereal division in 1997, and Senior Vice President of General Mills in 1998. From 1999 to 2004, he served as Chief Executive Officer of CPW. He returned from CPW in 2004 and was elected Executive Vice President. Mr. Powell was elected President and Chief Operating Officer of

General Mills with overall global operating responsibility for the company in June 2006, Chief Executive Officer in September 2007 and Chairman of the Board in May 2008. He is a director of Medtronic, Inc.
Jeffrey J. Rotsch, age 59, is Executive Vice President, Worldwide Sales and Channel Development. Mr. Rotsch joined General Mills in 1974 and served as the President of several divisions, including Betty Crocker and Big G cereals. He served as Senior Vice President from 1993 to 2005 and as President, Consumer Foods Sales from 1997 to 2005. Mr. Rotsch was named to his present position in May 2005. Mr. Rotsch is retiring effective August 1, 2010.
Christina L. Shea, age 57, is Senior Vice President, External Relations and President, General Mills Foundation. Ms. Shea joined General Mills in 1977 and has held various positions in the Big G cereals, Yoplait, Gold Medal, Snacks, and Betty Crocker divisions. From 1994 to 1999, she was President of the Betty Crocker division and was named a Senior Vice President of General Mills in 1998. Ms. Shea became President of General Mills Community Action and the General Mills Foundation in 2002 and was named to her present position in May 2005.
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
The five largest customers in our U.S. Retail segment accounted for 54 percent of its net sales for fiscal 2010, the five largest customers in our International segment accounted for 23 percent of its net sales for fiscal 2010, and the five largest customers in our Bakeries and Foodservice segment accounted for 45 percent of its net sales for fiscal 2010. The loss of any large customer for an extended length of time could adversely affect our sales and profits. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted.

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
Our ability to make, move, and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, including any potential effects of climate change, natural disaster, fire, terrorism, pandemic, strikes, import restrictions, or other factors could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.
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
We may need to recall some of our products if they become adulterated, misbranded, or mislabeled. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have an adverse effect on our business results and the value of our brands.
We may be unable to anticipate changes in consumer preferences and trends, which may result in decreased demand for our products.
Our success depends in part on our ability to anticipate the tastes and eating habits of consumers and to offer products that appeal to their preferences. Consumer preferences change from time to time and can be affected by a number of different trends. Our failure to anticipate, identify or react to these changes and trends, or to introduce new and improved products on a timely basis, could result in reduced demand for our products, which would in turn cause our revenues and profitability to suffer. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of ingredients such as sodium, trans fats, sugar, processed wheat, or other product ingredients or attributes.
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
In fiscal 2010, 18 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:
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
Food production and marketing are highly regulated by a variety of federal, state, local, and foreign agencies. Changes in laws or regulations that impose additional regulatory requirements on us, including regulation of greenhouse gas emissions, could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. In addition, we advertise our products and could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations and of new laws or regulations restricting our right to advertise products, including advertising to children.
We have a substantial amount of indebtedness, which could limit financing and other options and in some cases adversely affect our ability to pay dividends.
As of May 30, 2010, we had total debt and noncontrolling interests of $6.7 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:
• ability to obtain additional financing for working capital, capital expenditures, or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward; and
• flexibility to adjust to changing business and market conditions and may make us more vulnerable to a downturn in general economic conditions.
There are various financial covenants and other restrictions in our debt instruments and noncontrolling interests. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity and our ability to obtain additional or alternative financing may also be adversely affected.
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
The global capital and credit markets, including commercial paper markets, have experienced increased volatility and disruption, making it more difficult for companies to access those markets. We depend on stable, liquid, and well-functioning capital and credit markets to fund our operations. Although we believe that our operating cash flows, financial assets, access to capital and credit markets, and revolving-credit agreements will permit us to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.

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
As of May 30, 2010, we had $10.3 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in significant impairment losses and amortization expense.
Resolution of uncertain income tax matters and changes in tax laws could adversely affect our results of operations or cash flows from operations.
We are subject to income tax in the various jurisdictions in which we operate. Increases in statutory income tax rates and other adverse changes in applicable law in any of the jurisdictions in which we operate could reduce our after-tax income and have an adverse effect on our results of operations.
Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is involved in determining our effective tax rate and in evaluating the ultimate resolution of any uncertain tax positions. We are periodically engaged in tax controversies (e.g., examinations, administrative appeals, and litigation) with revenue and tax authorities. We establish liabilities in a variety of taxing jurisdictions when, despite our belief that our tax return positions are supportable, we believe that certain positions may be challenged and may need to be revised. We adjust these liabilities in light of changing facts and circumstances, such as the progress of a tax audit, and changes in these liabilities affect our effective income tax rate. We also record interest on these liabilities at the appropriate statutory interest rate. These interest charges are also included in our effective tax rate, but are not included in our liabilities for uncertain tax positions disclosed elsewhere in this report. Adjustments to these liabilities for individual issues have generally not exceeded 1 percent of earnings before income taxes and after-tax earnings from joint ventures annually.
The Internal Revenue Service (IRS) has concluded its field examinations of our fiscal 2002 to 2006 returns. With limited exceptions, all matters raised in the field examinations have been resolved. The IRS has challenged the amount of capital loss and depreciation and amortization we reported as a result of our sale of noncontrolling interests in our General Mills Cereals, LLC (GMC) subsidiary. The IRS has proposed adjustments that effectively eliminate most of the tax benefits associated with this transaction. We believe our positions are supported by substantial technical authority and are vigorously defending our positions. We are currently in negotiations with the IRS Appeals Division for fiscal 2002 to 2006. Our potential liability for this matter is significant. We have determined that a portion of this matter should be included as a component of our total liabilities for uncertain tax positions as disclosed in Note 14 to our Consolidated Financial Statements included in Item 8 of this report.

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
As of May 30, 2010, we operated 66 facilities for the production of a wide variety of food products. Of these facilities, 40 are located in the United States, 12 in the Asia/Pacific region (8 of which are leased), 3 in Canada (1 of which is leased), 6 in Europe (3 of which are leased), 4 in Latin America and Mexico (1 of which is leased), and 1 in South Africa. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:
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

We also own or lease warehouse space totaling 10 million square feet, of which 9 million square feet are leased, that primarily supports our U.S. Retail segment. We own and lease a number of sales and administrative offices in the United States, Canada, and elsewhere around the world, totaling 3 million square feet (700,000 square feet of which are leased).
As part of our Häagen-Dazs business in our International segment, we operate 225 (all leased) and franchise 372 branded ice cream parlors in various countries around the world, all outside of the United States and Canada.

ITEM 3	Legal Proceedings
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 30, 2010, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4	[Reserved]
PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On May 3, 2010, our Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend to stockholders of record on May 28, 2010. The Company’s stockholders received one additional share of common stock for each share of common stock in their possession on that date. The additional shares were distributed on June 8, 2010. This did not change the proportionate interest that a stockholder maintained in the Company. All shares and per share amounts set forth in this report have been adjusted for the two-for-one stock split.
Our common stock is listed on the New York Stock Exchange. On June 18, 2010, there were approximately 33,000 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note 18 to the Consolidated Financial Statements in Item 8 of this report.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 30, 2010:
Issuer Purchases of Equity Securities

			Total Number of
		Average	Shares Purchased as	Maximum Number of Shares
	Total Number of	Price Paid	Part of a Publicly	that may yet be Purchased
Period	Shares Purchased (a)	Per Share	Announced Program (b)	Under the Program (b)

March 1, 2010- April 4, 2010	—	$—	—	34,061,686

April 5, 2010- May 2, 2010	—	—	—	34,061,686

May 3, 2010- May 30, 2010	10,203,320	36.01	10,203,320	23,858,366

Total	10,203,320	$36.01	10,203,320	23,858,366

(a)	All shares were purchased in the open market.
(b)	On December 11, 2006, our Board of Directors approved and we announced an authorization for the repurchase of up to 150,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization. On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. This new authorization terminated and replaced the December 11, 2006 authorization.

ITEM 6	Selected Financial Data
The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 30, 2010:

	Fiscal Year
In Millions, Except Per Share Data, Percentages and Ratios	2010	2009 (a)	2008	2007	2006

Operating data:
Net sales	$14,796.5	$14,691.3	$13,652.1	$12,441.5	$11,711.3
Gross margin (b)	5,873.6	5,233.5	4,873.8	4,486.4	4,166.5
Selling, general, and administrative expenses (c)	3,236.1	2,951.8	2,623.6	2,388.2	2,176.5
Segment operating profit (c) (d)	2,861.3	2,643.0	2,406.9	2,261.2	2,112.8
After-tax earnings from joint ventures	101.7	91.9	110.8	72.7	69.2
Net earnings attributable to General Mills	1,530.5	1,304.4	1,294.7	1,143.9	1,090.3
Depreciation and amortization	457.1	453.6	459.2	417.8	423.9
Advertising and media expense	908.5	732.1	587.2	491.4	471.4
Research and development expense	218.3	208.2	204.7	191.1	178.4
Average shares outstanding (e):
Basic	659.6	663.7	665.9	693.1	715.5
Diluted	683.3	687.1	693.8	720.4	757.6
Earnings per share (e):
Basic	$2.32	$1.96	$1.93	$1.65	$1.52
Diluted	$2.24	$1.90	$1.85	$1.59	$1.45
Operating ratios:
Gross margin as a percentage of net sales	39.7%	35.6%	35.7%	36.1%	35.6%
Selling, general, and administrative expenses as a percentage of net sales (c)	21.9%	20.1%	19.2%	19.2%	18.6%
Segment operating profit as a percentage of net sales (c) (d)	19.3%	18.0%	17.6%	18.2%	18.0%
Effective income tax rate (c)	35.0%	37.1%	34.0%	33.0%	33.2%
Return on average total capital (b) (c) (d)	13.8%	12.3%	11.7%	11.0%	10.4%
Balance sheet data:
Land, buildings, and equipment	$3,127.7	$3,034.9	$3,108.1	$3,013.9	$2,997.1
Total assets	17,678.9	17,874.8	19,041.6	18,183.7	18,075.3
Long-term debt, excluding current portion	5,268.5	5,754.8	4,348.7	3,217.7	2,414.7
Total debt (b)	6,425.9	7,075.5	6,999.5	6,206.1	6,049.3
Noncontrolling interests (c)	245.1	244.2	246.6	1,139.2	1,136.2
Stockholders’ equity (c)	5,402.9	5,172.3	6,212.2	5,318.7	5,772.3
Cash flow data:
Net cash provided by operating activities	$2,181.2	$1,828.2	$1,729.9	$1,751.2	$1,843.5
Capital expenditures	649.9	562.6	522.0	460.2	360.0
Net cash used by investing activities	721.2	288.9	442.4	597.1	370.0
Net cash used by financing activities	1,503.8	1,404.5	1,093.0	1,398.1	1,404.3
Fixed charge coverage ratio (c)	6.42	5.33	4.91	4.51	4.67
Operating cash flow to debt ratio (b)	33.9%	25.8%	24.7%	28.2%	30.5%
Share data: (e)
Low stock price	$25.59	$23.61	$25.72	$24.64	$22.34
High stock price	36.96	35.08	31.25	30.56	26.08
Closing stock price	35.62	25.59	30.54	30.08	25.90
Cash dividends per common share	0.96	0.86	0.78	0.72	0.67

(a)	Fiscal 2009 was a 53-week year; all other fiscal years were 52 weeks.
(b)	See Glossary in Item 8 of this report for definition.

(c)	In fiscal 2010, we adopted new accounting guidance on noncontrolling interests in financial statements. To conform to the current year’s presentation, we made certain reclassifications in our Consolidated Statements of Earnings and our Consolidated Balance Sheets as described in Notes 1 and 16 to the Consolidated Financial Statements in Item 8 of this report. Prior year ratios affected by the reclassifications were updated accordingly.
(d)	See MD&A in Item 7 of this report for our discussion of this measure not defined by generally accepted accounting principles.
(e)	All shares and per share amounts have been adjusted for the two-for-one stock split effected in the form of a 100 percent stock dividend distributed on June 8, 2010, to shareholders of record as of May 28, 2010.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global consumer foods company. We develop distinctive value-added food products and market them under unique brand names. We work continuously to improve our established products and to create new products that meet consumers’ evolving needs and preferences. In addition, we build the equity of our brands over time with strong consumer-directed marketing and innovative merchandising. We believe our brand-building strategy is the key to winning and sustaining leading share positions in markets around the globe.
Our fundamental business goal is to generate superior returns for our stockholders over the long term. We believe that increases in net sales, segment operating profit, earnings per share (EPS), and return on average total capital are the key measures of financial performance for our businesses. See the “Non-GAAP Measures” section below for a description of our discussion of total segment operating profit, diluted EPS excluding certain items affecting comparability and return on average total capital, which are not defined by generally accepted accounting principles (GAAP).
Our objectives are to consistently deliver:
•	low single-digit annual growth in net sales;

•	mid single-digit annual growth in total segment operating profit;

•	high single-digit annual growth in EPS; and

•	improvements in return on average total capital.
We believe that this financial performance, coupled with an attractive dividend yield, should result in long-term value creation for stockholders. We also return a substantial amount of cash annually to stockholders through share repurchases.
For the fiscal year ended May 30, 2010, our net sales grew 1 percent, total segment operating profit grew 8 percent, diluted EPS grew 18 percent, and our return on average total capital improved by 150 basis points. Diluted EPS growth excluding certain items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was 16 percent (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability). Net cash provided by operations totaled $2.2 billion in fiscal 2010, enabling us to increase our annual dividend payments per share by 12 percent from fiscal 2009 and continue returning cash to stockholders through share repurchases, which totaled $692 million in fiscal 2010. We also made significant capital investments totaling $650 million in fiscal 2010. These results met or exceeded our long-term targets.
We achieved each of our five key operating objectives for fiscal 2010:
•	We generated broad-based growth in net sales across our businesses which enabled us to achieve a year-over-year increase, despite one less week in fiscal 2010. Contributions from volume were flat, including the loss of 2 points of growth from divested products and a 1 point loss from an additional week in fiscal 2009. We generated 1 point of growth from net price realization and product mix. Foreign exchange was flat compared to fiscal 2009.

•	We increased our gross margin as a percent of net sales 410 basis points driven by a decrease in input costs and a focus on our holistic margin management (HMM) programs, which include cost-savings initiatives, marketing spending efficiencies, and profitable sales mix strategies.

•	We invested a significant amount in media and other brand-building marketing programs, which contributed to net sales growth on our consumer businesses.

•	We grew our Bakeries and Foodservice segment operating profit, including a focus on higher-margin, branded product lines within our most attractive foodservice customer channels.

•	We continued to develop our business in international markets. We focused on our core platforms of ready-to-eat cereal, super premium ice cream, convenient meal solutions, and healthy snacking by introducing new products and investing in consumer spending.
Details of our financial results are provided in the “Fiscal 2010 Consolidated Results of Operations” section below.
In fiscal 2011, we expect to deliver another year of quality growth. We are targeting low single-digit growth in net sales driven by volume gains. We have a strong line-up of consumer marketing, merchandising, and innovation planned to fuel growth for our leading brands. We will continue to build our four global platforms in markets around the world, accelerating our efforts in rapidly growing emerging markets. The environment remains challenging for the Bakeries and Foodservice segment, but we believe that our focus on higher-margin branded product lines within the most attractive foodservice channels will drive performance for this segment. We remain committed to using HMM to help manage our costs. We are targeting mid single-digit growth in segment operating profit, despite renewed input cost inflation and continued investment in advertising and media.
Our businesses generate strong levels of cash flows. We use some of this cash to reinvest in our business, and our fiscal 2011 plans call for $700 million of expenditures for capital projects. We also prioritize returning cash to stockholders. Our plan for fiscal 2011 includes significant cash returned to stockholders through share repurchases and dividends. Our long-term objective is to reduce outstanding shares by a net 2 percent per year. We intend to continue repurchasing shares in fiscal 2011 in-line with our long-term objective. On June 28, 2010, our Board of Directors approved a dividend increase to an annual rate of $1.12 per share, a 17 percent increase from the rate paid in fiscal 2010. Our Board of Directors also approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. This new authorization terminated and replaced a December 11, 2006 repurchase authorization.
In May 2010, our Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend to stockholders of record on May 28, 2010. The Company’s stockholders received one additional share of common stock for each share of common stock in their possession on that date. The additional shares were distributed on June 8, 2010. This did not change the proportionate interest that a stockholder maintained in the Company. All shares and per share amounts have been adjusted for the two-for-one stock split throughout this report.
Certain terms used throughout this report are defined in a glossary in Item 8 of this report.
FISCAL 2010 CONSOLIDATED RESULTS OF OPERATIONS
In fiscal 2010, net earnings attributable to General Mills was $1,530 million, up 17 percent from $1,304 million in fiscal 2009, and we reported diluted EPS of $2.24 in fiscal 2010, up 18 percent from $1.90 in fiscal 2009. Fiscal 2010 and 2009 results include losses from the mark-to-market valuation of certain commodity positions and grain inventories. Fiscal 2010 results also include income tax expense related to the enactment of federal health care reform, and the fiscal 2009 results include a net divestiture gain, income from a settlement with an insurance carrier, and the impact of a court decision on an uncertain tax matter. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was

$2.30 in fiscal 2010, up 16 percent from $1.99 in fiscal 2009 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).
The components of net sales growth are shown in the following table:
Components of Net Sales Growth

Fiscal 2010
vs. 2009

Contributions from volume growth (a)	Flat
Net price realization and mix	1 pt
Foreign currency exchange	Flat

Net sales growth	1 pt

(a)	Measured in tons based on the stated weight of our product shipments.
Net sales grew 1 point in fiscal 2010, driven by 1 percentage point of growth from net price realization and mix. Contributions from volume were flat, including the loss of 2 points of growth from divested products and a 1 percentage point loss from an additional week in fiscal 2009. Foreign exchange did not affect sales growth in fiscal 2010.
Cost of sales decreased $535 million in fiscal 2010 to $8,923 million. This decrease was mainly driven by favorable mix, HMM initiatives, and lower input costs. In fiscal 2010, we recorded a $7 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net increase of $119 million in fiscal 2009. In fiscal 2010, we recorded a charge of $48 million resulting from a change in the capitalization threshold for certain equipment parts, enabled by an upgrade to our parts management system.
Gross margin grew 12 percent in fiscal 2010 versus fiscal 2009. Gross margin as a percent of net sales increased by 410 basis points from fiscal 2009 to fiscal 2010. These improvements were driven by favorable mix, HMM initiatives and lower input costs.
Selling, general and administrative (SG&A) expenses were up $284 million in fiscal 2010 versus fiscal 2009. SG&A expenses as a percent of net sales in fiscal 2010 increased by 2 percentage points compared to fiscal 2009. The increase in SG&A expenses was primarily driven by a 24 percent increase in advertising and media expense. In fiscal 2010, the Venezuelan government devalued the Bolivar exchange rate against the U.S. dollar. The effect of the devaluation was a $14 million foreign exchange loss. Also in fiscal 2010, we recorded a $13 million recovery against a corporate investment compared to write downs of $35 million related to various corporate investments in fiscal 2009. In fiscal 2009, we recorded a $41 million gain from a settlement with the insurance carrier covering the loss of our La Salteña pasta manufacturing facility in Argentina, which was destroyed by fire in fiscal 2008.
There were no divestitures in fiscal 2010. In fiscal 2009, we recorded a net divestiture gain of $129 million related to the sale of our Pop•Secret product line from our U.S. Retail segment for $192 million in cash. Also in fiscal 2009, we recorded a $38 million loss on the sale of a portion of the assets of our frozen unbaked bread dough product line in our Bakeries and Foodservice segment, including the discontinuation of our frozen dinner roll product line in our U.S. Retail segment that shared a divested facility. In addition, we recorded a $6 million loss in fiscal 2009 on the sale of our bread concentrates product line in our Bakeries and Foodservice segment.
Interest, net for fiscal 2010 totaled $402 million, $19 million higher than fiscal 2009. Average interest-bearing instruments decreased $1.0 billion in fiscal 2010, leading to a $58 million decrease in net interest, while average interest rates increased 60 basis points generating a $37 million increase in net interest. The average interest rate on our total outstanding debt was 6.3 percent in fiscal 2010 compared to 5.7 percent in fiscal 2009. In fiscal 2010, we also recorded a loss of $40 million related to the repurchase of certain notes, which represented the premium paid, the write-off of the remaining discount and unamortized fees, and the settlement of the related swaps.

Restructuring, impairment, and other exit costs totaled $31 million in fiscal 2010 as follows:

Expense (Income), in Millions

Discontinuation of kids’ refrigerated yogurt beverage and microwave soup product lines	$24.1
Discontinuation of the breadcrumbs product line at Federalsburg, Maryland plant	6.2
Sale of Contagem, Brazil bread and pasta plant	(0.6)
Charges associated with restructuring actions previously announced	1.7

Total	$31.4

In fiscal 2010, we decided to exit our kids’ refrigerated yogurt beverage product line at our Murfreesboro, Tennessee plant and our microwave soup product line at our Vineland, New Jersey plant to rationalize capacity for more profitable items. Our decisions to exit these U.S. Retail segment products resulted in a $24 million non-cash charge against the related long-lived assets. No employees were affected by these actions. We expect to recognize $2 million of other exit costs related to these actions, which we anticipate will be completed by the end of the second quarter of fiscal 2011. We also decided to exit our breadcrumb product line at our Federalsburg, Maryland plant in our Bakeries and Foodservice segment. As a result of this decision, we concluded that the future cash flows generated by these products were insufficient to recover the net book value of the associated long-lived assets. Accordingly, we recorded a non-cash charge of $6 million primarily related to the impairment of these long-lived assets and in the fourth quarter of fiscal 2010, we sold our manufacturing facility in Federalsburg for $3 million. In fiscal 2010, we also recorded a $1 million net gain on the sale of our previously closed Contagem, Brazil bread and pasta plant for cash proceeds of $6 million, and recorded $2 million of costs related to previously announced restructuring actions. In fiscal 2010, we paid $8 million in cash related to restructuring actions taken in fiscal 2010 and previous years.
Our consolidated effective tax rate for fiscal 2010 was 35.0 percent compared to 37.1 percent in fiscal 2009. The 2.1 percentage point decrease primarily reflects an unfavorable court decision last year on an uncertain tax matter, which increased fiscal 2009 income tax expense by $53 million. In addition, fiscal 2009 included $15 million of tax expense related to nondeductible goodwill write-offs associated with divestitures. Fiscal 2010 income tax expense included a $35 million increase related to the enactment of federal health care reform (the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010). This legislation changed the tax treatment of subsidies to companies that provide prescription drug benefits that are at least the equivalent of benefits under Medicare Part D (see the “Impact of Inflation” section below for additional discussion of this legislation). The fiscal 2010 tax rate also included increased benefits from the domestic manufacturing deduction.
After-tax earnings from joint ventures for fiscal 2010 increased to $102 million compared to $92 million in the same period in fiscal 2009. In fiscal 2010, net sales for CPW grew 6 percent, due to 4 percentage points of growth from net price realization and mix, 1 percentage point from favorable foreign exchange and a 1 percentage point increase in volume, including growth in Russia, Southeast Asia, the Middle East and Latin America. Net sales for HDJ decreased 4 percent, due primarily to an 11 percentage point decline in volume, partially offset by favorable foreign exchange.
Average diluted shares outstanding decreased by 4 million in fiscal 2010 from fiscal 2009, due primarily to the timing of share repurchases including the repurchase of 21 million shares since the end of fiscal 2009, partially offset by the issuance of shares upon stock option exercises.
FISCAL 2010 CONSOLIDATED BALANCE SHEET ANALYSIS
Cash and cash equivalents decreased $77 million from fiscal 2009, as discussed in the “Liquidity” section below.
Receivables increased $88 million from fiscal 2009, as a result of sales timing shifts and a $33 million increase in foreign exchange translation. The allowance for doubtful accounts was essentially unchanged from fiscal 2009.

Inventories were essentially flat to fiscal 2009 balances.
Prepaid expenses and other current assets decreased $91 million from fiscal 2009, due mainly to a $48 million decrease in certain equipment parts as a result of a change in the capitalization threshold, enabled by an upgrade to our parts management system. In addition, there was a $22 million decrease in notes receivable and a $19 million reduction in collateral for certain derivative contracts.
Land, buildings, and equipment increased $93 million from fiscal 2009, as capital expenditures of $650 million were partially offset by depreciation expense of $448 million and foreign exchange impact of $32 million in fiscal 2010.
Goodwill and other intangible assets decreased $102 million from fiscal 2009 primarily due to foreign currency translation.
Other assets decreased $132 million from fiscal 2009, driven mainly by a $193 million decrease in our prepaid pension assets due to a decrease in the funded status of our pension plans and a $60 million decrease in non-current interest rate derivative receivables, partially offset by an increase in advances to joint ventures, mainly CPW, of $131 million.
Accounts payable increased $46 million to $850 million in fiscal 2010 as a result of an increase in SG&A expenses and shifts in timing.
Long-term debt, including current portion, and notes payable decreased $650 million from fiscal 2009. In May 2010, we paid $437 million to repurchase $400 million of debt as part of a cash tender offer. We repurchased $221 million of our 6.0 percent notes due 2012 and $179 million of the 5.65 percent notes due 2012.
The current and noncurrent portions of net deferred income taxes liability decreased $318 million from fiscal 2009, due to increased pension and post retirement liabilities and the book versus tax treatment of our deferred compensation plans. We also incurred $22 million of deferred income tax expense in fiscal 2010, including a $35 million increase in the net deferred income tax liability related to changes in the tax treatment of subsidies to companies that provide prescription drug benefits that are at least the equivalent of benefits under Medicare Part D included in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010.
Other current liabilities increased $280 million from fiscal 2009, primarily driven by increases in accrued taxes of $272 million and an $82 million increase in consumer marketing accruals. These increases were partially offset by a $46 million decrease in accrued interest payable.
Other liabilities increased $186 million from fiscal 2009, driven by an increase in accrued compensation and benefits of $537 million primarily due to a decrease in the funded status of our pension plans, partially offset by a $265 million shift in taxes payable from non-current to current and a $78 million decrease in non-current interest derivatives payable.
Retained earnings increased $887 million from fiscal 2009, reflecting fiscal 2010 net earnings of $1,530 million less dividends paid of $644 million. Treasury stock increased $142 million from fiscal 2009, due to $692 million of share repurchases, partially offset by $550 million related to stock-based compensation plans. Additional paid in capital increased $95 million from fiscal 2009, due to stock compensation plan activity. Accumulated other comprehensive loss (AOCI) increased by $609 million after-tax from fiscal 2009, primarily driven by losses in our pension, other postretirement, and postemployment benefit plans of $460 million. Noncontrolling interests increased by $1 million from fiscal 2009, due primarily to an increase in net earnings attributable to General Mills Cereals, LLC (GMC) in fiscal 2010.

FISCAL 2009 CONSOLIDATED RESULTS OF OPERATIONS
Net earnings attributable to General Mills were $1,304 million in fiscal 2009, up 1 percent from $1,295 million in fiscal 2008, and we reported diluted EPS of $1.90 in fiscal 2009, up 3 percent from $1.85 in fiscal 2008. Fiscal 2009 and 2008 results include effects from the mark-to-market valuation of certain commodity positions and grain inventories, and the effects of court rulings on an uncertain tax matter. Fiscal 2009 results also include a net divestiture gain and income from a settlement with an insurance carrier. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $1.99 in fiscal 2009, up 13 percent from $1.76 in fiscal 2008 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).
The components of net sales growth are shown in the following table:
Components of Net Sales Growth

Fiscal 2009
vs. 2008

Contributions from volume growth (a)	2 pts
Net price realization and mix	8 pts
Foreign currency exchange	-2 pts

Net sales growth	8 pts

(a)	Measured in tons based on the stated weight of our product shipments.
Net sales for fiscal 2009 grew 8 percent to $14.7 billion, driven by 2 percentage points of volume growth, mainly in our U.S. Retail and International segments, and 8 percentage points of growth from net price realization and mix. This growth was offset by 2 percentage points of unfavorable foreign currency exchange. The 53rd week in fiscal 2009 contributed 1 percentage point of net sales growth.
Cost of sales was up $680 million in fiscal 2009 versus fiscal 2008, while cost of sales as a percent of net sales remained essentially flat from fiscal 2008 to fiscal 2009. Higher volume drove $90 million of the increase in cost of sales. Higher input costs and changes in mix increased cost of sales by $453 million. We also recorded a $119 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a net decrease of $57 million in fiscal 2008. In fiscal 2008, we recorded $18 million of charges to cost of sales, primarily for depreciation associated with restructured assets. Cost of sales for fiscal 2008 also included $21 million of costs, including product write-offs, logistics, and other costs related to voluntary product recalls.
Gross margin grew 7 percent in fiscal 2009 versus fiscal 2008, as operating leverage, cost savings initiatives, and net price realization offset input cost inflation. Gross margin as a percent of net sales decreased by 10 basis points from fiscal 2008 to fiscal 2009.
SG&A expenses increased by $328 million in fiscal 2009 versus fiscal 2008. The increase in SG&A expenses from fiscal 2008 was largely the result of a 17 percent increase in advertising and media expense and other consumer marketing spending consistent with our brand-building strategy, along with higher levels of compensation and benefits expense. We also recorded write-downs of $35 million related to various corporate investments in fiscal 2009, compared to a net gain of $16 million in fiscal 2008. These higher costs were partially offset by a $41 million settlement with the insurance carrier covering our La Salteña pasta manufacturing plant in Argentina that was destroyed by fire. SG&A expenses as a percent of net sales increased by 90 basis points in fiscal 2009 compared to fiscal 2008.
During fiscal 2009 we recorded a net divestiture gain of $85 million. We recorded a gain of $129 million related to the sale of our Pop•Secret microwave popcorn product line from our U.S. Retail segment. We recorded a $38 million loss on the sale of a portion of the assets of our frozen unbaked bread dough product line in our Bakeries and Foodservice segment, including the discontinuation of our frozen dinner roll product line in our U.S. Retail segment that shared a divested facility. In addition, we recorded a $6 million loss on the sale of our bread concentrates product line in our Bakeries and Foodservice segment.
Interest, net for fiscal 2009 totaled $383 million, $17 million lower than fiscal 2008. Average interest-bearing instruments decreased $70 million in fiscal 2009 leading to a $4 million decrease in net interest. Average interest rates also decreased 20 basis points generating a $13 million decrease in net interest. The average interest rate on our total outstanding debt was 5.7 percent in fiscal 2009 compared to 5.9 percent in fiscal 2008.
Restructuring, impairment, and other exit costs totaled $42 million in fiscal 2009 as follows:

Expense, in Millions

Closure of Contagem, Brazil bread and pasta plant	$16.8
Discontinuation of product line at Murfreesboro, Tennessee plant	8.3
Charges associated with restructuring actions previously announced	16.5

Total	$41.6

In fiscal 2009, due to declining financial results, we approved the restructuring of our International segment’s business in Brazil. We discontinued the production and marketing of Forno De Minas cheese bread and Frescarini pasta brands in Brazil and closed our Contagem, Brazil manufacturing facility. These actions affected 556 employees in our Brazilian operations. Our other product lines in Brazil were not affected by the decision. As a result of this decision, we incurred a charge of $17 million in the fourth quarter of fiscal 2009, consisting primarily of $5 million of employee severance, an $11 million non-cash impairment charge to write down assets to their net realizable value, and $1 million of other costs associated with this restructuring action. This restructuring action was completed in the second quarter of fiscal 2010.
Due to declining net sales and to improve manufacturing capacity for other product lines, we decided to exit our U.S. Retail segment’s Perfect Portions refrigerated biscuits product line at our manufacturing facility in Murfreesboro, Tennessee. We recorded an $8 million non-cash impairment charge against long lived assets used for this product line. Our other product lines at Murfreesboro were not affected by the decision, and no employees were affected by this action, which was completed in the second quarter of fiscal 2010.
In fiscal 2009, we also incurred $17 million of incremental plant closure expenses related to previously announced restructuring activities, including $10 million for the remainder of our lease obligation at our previously closed facility in Trenton, Ontario.
In fiscal 2009, we paid $10 million in cash related to restructuring actions taken in fiscal 2009 and previous years.
Our consolidated effective income tax rate for fiscal 2009 was 37.1 percent compared to 34.0 percent in fiscal 2008. The increase in the effective rate is primarily due to the effect of a 2009 U.S. appellate court decision that reversed a 2008 U.S. district court decision. In the third quarter of fiscal 2008, we recorded an income tax benefit of $31 million as a result of a favorable U.S. district court decision on an uncertain tax matter. In the third quarter of fiscal 2009, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing the district court decision. As a result, we recorded $53 million (including interest) of income tax expense related to the reversal of cumulative income tax benefits from this uncertain tax matter recognized in fiscal years 1992 through 2008. The rate also increased in fiscal 2009 due to $15 million of tax expense related to nondeductible goodwill write-offs associated with our divestitures.
Other items that decreased the 2009 effective income tax rate include a favorable California appeals court decision that resulted in the recognition of $10 million of tax benefits. In addition, we recognized $21 million of other tax benefits, primarily related to foreign tax credits and audit settlements.
After-tax earnings from joint ventures totaled $92 million in fiscal 2009, compared to $111 million in fiscal 2008. Fiscal 2009 earnings were reduced by a $6 million deferred income tax valuation allowance. In fiscal 2008, earnings included $16 million for our share of a gain on the sale of a CPW property in the United Kingdom offset by restructuring expenses of $8 million. Fiscal 2008 results also included $2 million for our share of a gain on the sale of the 8th Continent soymilk business. In fiscal 2009, net sales for CPW increased 5 percent. Volume growth of 4 percentage points, including growth in Russia, the Middle East, Asia, and Latin America, and net price realization were offset by unfavorable foreign exchange. Net sales for our Häagen-Dazs joint venture in Japan increased 2 percent in fiscal 2009 as a result of favorable foreign exchange of 11 percentage points and positive net price realization, offset by a decrease in volume.
Average diluted shares outstanding decreased by 7 million from fiscal 2008 due to the repurchase of 40 million shares of common stock in fiscal 2009, partially offset by the issuance of 29 million shares of common stock in fiscal 2008 to settle a forward contract with an affiliate of Lehman Brothers, Inc. (Lehman Brothers), the issuance of common stock upon stock option exercises, the issuance of annual stock awards, the vesting of restricted stock units, and the issuance of shares to acquire Humm Foods.
RESULTS OF SEGMENT OPERATIONS
Our businesses are organized into three operating segments: U.S. Retail; International; and Bakeries and Foodservice.
The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal years 2010, 2009, and 2008:
Net Sales

		Percent of		Percent of		Percent of
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
	Fiscal Year
In Millions	2010		2009		2008
U.S. Retail	$10,323.5	70%	$10,052.1	68%	$9,072.0	66%
International	2,702.5	18	2,591.4	18	2,558.8	19
Bakeries and Foodservice	1,770.5	12	2,047.8	14	2,021.3	15

Total	$14,796.5	100%	$14,691.3	100%	$13,652.1	100%

Segment Operating Profit

		Percent of		Percent of		Percent of
	Segment	Segment	Segment	Segment	Segment	Segment
	Operating	Operating	Operating	Operating	Operating	Operating
	Profit	Profit	Profit	Profit	Profit	Profit
	Fiscal Year
In Millions	2010		2009		2008
U.S. Retail	$2,392.0	83%	$2,208.5	84%	$1,971.2	82%
International	219.2	8	263.5	10	270.3	11
Bakeries and Foodservice	250.1	9	171.0	6	165.4	7

Total	$2,861.3	100%	$2,643.0	100%	$2,406.9	100%

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
Components of net sales growth are shown in the following table:
Components of U.S. Retail Net Sales Growth

	Fiscal 2010	Fiscal 2009
	vs. 2009	vs. 2008

Contributions from volume growth (a)	1 pt	4 pts
Net price realization and mix	2 pts	7 pts

Net sales growth	3 pts	11 pts

(a)	Measured in tons based on the stated weight of our product shipments.
In fiscal 2010, net sales for our U.S. Retail segment were $10.3 billion, up 3 percent from fiscal 2009. Net price realization and mix added 2 percentage points of growth and volume on a tonnage basis contributed 1 percentage point of growth including a loss of 2 percentage points from an additional week in fiscal 2009.
Net sales for this segment totaled $10.1 billion in fiscal 2009 and $9.1 billion in fiscal 2008. Net price realization and mix added 7 percentage points of growth and volume on a tonnage basis contributed 4 percentage points of growth from fiscal 2008 to fiscal 2009.
We experienced growth in all of our U.S. retail divisions in fiscal 2010 as shown in the tables below:
U.S. Retail Net Sales by Division

	Fiscal Year
	2010	2009	2008

Big G	$2,382.2	$2,259.5	$2,028.0
Meals	2,168.2	2,157.1	2,006.1
Pillsbury	1,883.8	1,869.8	1,673.4
Yoplait	1,504.2	1,468.9	1,293.1
Snacks	1,326.9	1,246.6	1,197.6
Baking Products	854.8	850.7	723.3
Small Planet Foods and other	203.4	199.5	150.5

Total	$10,323.5	$10,052.1	$9,072.0

U.S. Retail Net Sales Percentage Change by Division

	Fiscal 2010	Fiscal 2009
	vs. 2009	vs. 2008

Big G	5%	11%
Meals	1	8
Pillsbury	1	12
Yoplait	2	14
Snacks	6	4
Baking Products	Flat	18
Small Planet Foods	3	30

Total	3%	11%

In fiscal 2010, net sales for Big G cereals grew 5 percent driven by Multigrain Cheerios, Cinnamon Toast Crunch, and Fiber One cereals and introductory sales of Chocolate Cheerios and Wheaties Fuel. Meals division net sales increased 1 percent as gains from Green Giant frozen vegetables and Old El Paso Mexican products were partially offset by lower sales of Progresso ready-to-serve soups. Pillsbury net sales grew 1 percent including gains on Totino’s pizza and Pizza Rolls snacks and Pillsbury Toaster Strudel pastries. Net sales for Yoplait grew 2 percent, led by introductory sales from Yoplait Delights and Yoplait Greek style yogurt. Snacks net sales grew 6 percent, driven by Fiber One bars, Nature Valley grain snacks and several fruit snack varieties. Net sales for Baking Products were flat. Small Planet Food’s net sales were up 3 percent, reflecting performance of Cascadian Farm cereal and granola bars and Lärabar fruit and nut energy bars.
In fiscal 2009, Big G cereals net sales increased 11 percent driven by growth across the portfolio, including gains on MultiGrain Cheerios, Honey Nut Cheerios, Cinnamon Toast Crunch, and the Fiber One cereals. Net sales for Meals grew 8 percent led by Helper dinner mixes, the new Macaroni Grill dinner mix line, and Green Giant frozen vegetables. Pillsbury net sales increased 12 percent led by Totino’s pizza and Pizza Rolls snacks, Pillsbury refrigerated dough products, and new Pillsbury Savorings frozen appetizers. Yoplait net sales grew 14 percent led by contributions from Yoplait Light. Net sales for Snacks increased 4 percent, as gains in grain snacks including Fiber One bars and Chex Mix more than offset the reduction in sales from the divestiture of Pop•Secret in fiscal 2009. Baking Products net sales grew 18 percent reflecting gains in Betty Crocker dessert mixes, Bisquick baking mix, and Gold Medal flour. Net sales for Small Planet Foods grew 30 percent including contributions from the Lärabar product line acquired in fiscal 2009.
Segment operating profit of $2.4 billion in fiscal 2010 improved $184 million, or 8 percent, over fiscal 2009. The increase was primarily driven by favorable supply chain costs of $218 million, net price realization and mix of $153 million, and volume growth of $49 million, partially offset by a 22 percent increase in advertising and media expense and higher administrative costs.
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
Components of net sales growth are shown in the following table:
Components of International Net Sales Growth

	Fiscal 2010	Fiscal 2009
	vs. 2009	vs. 2008

Contributions from volume growth (a)	Flat	1 pt
Net price realization and mix	3 pts	9 pts
Foreign currency exchange	1 pt	-9 pts

Net sales growth	4 pts	1 pt

(a)	Measured in tons based on the stated weight of our product shipments.
In fiscal 2010, net sales for our International segment were $2,702 million, up 4 percent from fiscal 2009. This growth was driven by 3 percentage points from net price realization and mix and 1 percentage point of favorable foreign currency exchange. Pound volume was flat, reflecting a 2 percentage point reduction from divested product lines.
Net sales totaled $2,591 million in fiscal 2009, up 1 percent from $2,559 million in fiscal 2008. The growth in fiscal 2009 was driven mainly by 9 percentage points of net price realization and mix and 1 percentage point of volume growth, partially offset by 9 percentage points of unfavorable foreign currency exchange.
Net sales growth for our International segment by geographic region is shown in the following tables:
International Net Sales by Geographic Region

	Fiscal Year
	2010	2009	2008

Europe	$868.8	$857.8	$898.5
Canada	715.6	651.8	697.0
Asia/Pacific	721.6	635.8	577.4
Latin America	396.5	446.0	385.9

Total	$2,702.5	$2,591.4	$2,558.8

International Change in Net Sales by Geographic Region

	Fiscal 2010	Fiscal 2009
	vs. 2009	vs. 2008

Europe	1%	(5)%
Canada	10	(6)
Asia/Pacific	14	10
Latin America	(11)	16

Total	4%	1%

In fiscal 2010, net sales in Europe grew 1 percent driven by growth in Nature Valley and Old El Paso partially offset by unfavorable foreign currency exchange. Net sales in Canada increased 10 percent due to favorable foreign currency exchange and growth from cereal and Old El Paso. In the Asia/Pacific region, net sales grew 14 percent due to growth from Häagen-Dazs shops and Wanchai Ferry products in China. Latin America net sales decreased 11 percent due to unfavorable foreign currency exchange, partially offset by net price realization.

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
Segment operating profit for fiscal 2010 declined 17 percent to $219 million from $264 million in fiscal 2009, reflecting unfavorable foreign currency effects and a 31 percent increase in advertising and media expense, partially offset by favorable net price realization.
In January 2010, the Venezuelan government devalued the Bolivar by resetting the official exchange rate. The effect of the devaluation was a $14 million foreign exchange loss, primarily on the revaluation of non-Bolivar monetary balances in Venezuela. We continue to use the official exchange rate to remeasure the financial statements of our Venezuelan operations, as we intend to remit dividends solely through the government-operated Foreign Exchange Administration Board (CADIVI). The devaluation of the Bolivar also reduced the U.S. dollar equivalent of our Venezuelan results of operations and financial condition, but this did not have a material impact on our results. During fiscal 2010, Venezuela became a highly inflationary economy, which did not have a material impact on our results in fiscal 2010.
Segment operating profit for fiscal 2009 declined 3 percent to $264 million, from $270 million in fiscal 2008, driven by a 14 percentage point decrease due to unfavorable foreign exchange. Increases in net price realization and mix and volume growth offset increases in supply chain input costs of $16 million and a 3 percent increase in advertising and media marketing expense.
BAKERIES AND FOODSERVICE SEGMENT
In our Bakeries and Foodservice segment our major product categories are cereals, snacks, yogurt, unbaked and fully baked frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries.
Components of net sales growth are shown in the following table:
Components of Bakeries and Foodservice Net Sales Growth

	Fiscal 2010	Fiscal 2009
	vs. 2009	vs. 2008

Contributions from volume growth (a)	-8 pts	-6 pts
Net price realization and mix	-6 pts	7 pts
Foreign currency exchange	Flat	Flat

Net sales growth	-14 pts	1 pt

(a)	Measured in tons based on the stated weight of our product shipments.
For fiscal 2010, net sales for our Bakeries and Foodservice segment decreased 14 percent to $1,770 million. The decrease in fiscal 2010 was driven by 8 percentage points of volume decline, including 8 percentage points from divested product lines and a loss of 2 percentage points from an additional week in fiscal 2009. Net price realization and mix decreased 6 percentage points, primarily from prices indexed to commodity markets.
For fiscal 2009, net sales for our Bakeries and Foodservice segment increased 1 percent to $2,048 million. The increase in fiscal 2009 was driven by 7 percentage points of net price realization and mix. This was offset by a 6 percentage point decrease in volume, mainly in the Foodservice Distributors and Bakeries and National Restaurant Accounts channels, including the effects of divested product lines.
Net sales growth for our Bakeries and Foodservice segment by customer channel is shown in the following tables:
Bakeries and Foodservice Net Sales by Customer Channel

	Fiscal Year
	2010	2009	2008

Foodservice Distributors	$559.8	$574.1	$565.5
Convenience Stores	213.4	206.9	191.5
Bakeries and National Restaurant Accounts	997.3	1,266.8	1,264.3

Total	$1,770.5	$2,047.8	$2,021.3

Bakeries and Foodservice Net Sales Percentage Change by Customer Channel

	Fiscal 2010	Fiscal 2009
	vs. 2009	vs. 2008

Foodservice Distributors	(2)%	2%
Convenience Stores	3	8
Bakeries and National Restaurant Accounts	(21)	Flat

Total	(14)%	1%

We realigned our Bakeries and Foodservice customer channels in fiscal 2010 and reclassified previous years to conform to the current year presentation.
In fiscal 2010, segment operating profit was $250 million, up from $171 million in fiscal 2009. The increase was due to lower input costs, plant operating performance, and increased grain merchandising earnings.
Segment operating profit was $171 million in fiscal 2009, up 3 percent from $165 million in fiscal 2008. The increase was due to margin expansion and HMM efforts which offset significant volume declines and lower grain merchandising activities.
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
For fiscal 2010, unallocated corporate expense totaled $224 million compared to $361 million last year. In fiscal 2010 we recorded a $7 million net increase in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $119 million net increase in expense last year. Also in fiscal 2010, we recorded a $13 million recovery against a corporate investment compared to $35 million of write-downs against various investments in fiscal 2009. In fiscal 2009, we recognized a $41 million gain from an insurance settlement.
Unallocated corporate expense totaled $361 million in fiscal 2009 compared to $157 million in fiscal 2008. The $204 million increase in expense was driven primarily by a $176 million net increase in expense related to mark-to-market valuations of certain commodity positions and grain inventories. We also recorded write-downs of $35 million related to various corporate investments in fiscal 2009, compared to a net gain of $16 million in fiscal 2008, and a $16 million increase in contributions to the General Mills Foundation, offset by a fiscal 2009 gain from an insurance settlement as discussed above under the heading “Fiscal 2009 Consolidated Results of Operations”.
JOINT VENTURES
In addition to our consolidated operations, we participate in two joint ventures. We have a 50 percent equity interest in CPW, which manufactures and markets ready-to-eat cereal products in more than 130 countries and republics outside the United States and Canada. CPW also markets cereal bars in several European countries and manufactures private label cereals for customers in the United Kingdom. We also have a 50 percent equity interest in HDJ, which manufactures, distributes, and markets Häagen-Dazs ice cream products and frozen novelties. During fiscal 2008, the 8th Continent soy milk business was sold.
Our share of after-tax joint venture earnings increased from $92 million in fiscal 2009 to $102 million in fiscal 2010. The increase is mainly due to lower fiscal 2009 earnings which were reduced by a $6 million deferred income tax valuation allowance.
Our share of after-tax joint venture earnings decreased from $111 million in fiscal 2008 to $92 million in fiscal 2009. In fiscal 2009, earnings were reduced by a $6 million deferred income tax valuation allowance. In fiscal 2008, earnings included $16 million for our share of a gain on the sale of a CPW property in the United Kingdom partially offset by restructuring expenses of $8 million. Also, fiscal 2008 results included $2 million for our share of a gain on the sale of the 8th Continent soymilk business.
The change in net sales for each joint venture is set forth in the following table:
Joint Venture Change in Net Sales

	Fiscal 2010	Fiscal 2009
	vs. 2009	vs. 2008

CPW	6%	5%
HDJ	(4)	2

Joint Ventures	4%	3%

For fiscal 2010, CPW net sales grew by 6 percent due to 4 percentage points of growth from net price realization and mix, 1 percentage point from favorable foreign exchange and a 1 percentage point increase in volume, including growth in Russia, Southeast Asia, the Middle East and Latin America. Net sales for HDJ decreased 4 percent from fiscal 2009 due to an 11 percentage point decline in volume, partially offset by favorable foreign exchange.
CPW reclassified certain expenses as a reduction to net sales. To conform to the current period presentation, CPW reduced its previously reported net sales by approximately $150 million in fiscal 2009 and $200 million in 2008. There was no effect on after-tax earnings from joint ventures in our Consolidated Statements of Earnings.
For fiscal 2009, CPW net sales grew by 5 percent reflecting higher volume and net price realization, slightly offset by unfavorable foreign currency exchange. Net sales for HDJ increased 2 percent from fiscal 2008 as a result of favorable foreign exchange of 11 percentage points and positive net price realization, offset by a decrease in volume.

Selected cash flows from our joint ventures are set forth in the following table:
Selected Cash Flows from Joint Ventures

	Fiscal Year
Inflow (Outflow), in Millions	2010	2009	2008

Advances to joint ventures	$(131.0)	$(14.2)	$(20.6)
Repayments of advances	2.9	22.4	95.8
Dividends received	88.0	68.5	108.7

IMPACT OF INFLATION
We have experienced significant input cost volatility since fiscal 2006. Our gross margin performance in fiscal 2010 reflects the impact of modest input cost deflation, primarily on commodities inputs, following three consecutive years of significant input cost inflation. We expect the cost of commodities and energy to increase in fiscal 2011. We attempt to minimize the effects of inflation through planning and operating practices. Our risk management practices are discussed in Item 7A of this report.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act) was signed into law in March 2010. The Act codifies health care reforms with staggered effective dates from 2010 to 2018. Many provisions in the Act require the issuance of additional guidance from various government agencies. Because the Act does not take effect fully until future years, we do not expect the Act to have a material impact on our fiscal 2011 results of operations. Given the complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, the full impact of the Act on future periods will not be known until those regulations are adopted.
LIQUIDITY
The primary source of our liquidity is cash flow from operations. Over the most recent three-year period, our operations have generated $5.7 billion in cash. A substantial portion of this operating cash flow has been returned to stockholders through share repurchases and dividends. We also use this source of liquidity to fund our capital expenditures. We typically use a combination of cash, notes payable, and long-term debt to finance acquisitions and major capital expansions.
Cash Flows from Operations

	Fiscal Year
In Millions	2010	2009	2008

Net earnings, including earnings attributable to noncontrolling interests	$1,535.0	$1,313.7	$1,318.1
Depreciation and amortization	457.1	453.6	459.2
After-tax earnings from joint ventures	(101.7)	(91.9)	(110.8)
Stock-based compensation	107.3	117.7	133.2
Deferred income taxes	22.3	215.8	98.1
Tax benefit on exercised options	(114.0)	(89.1)	(55.7)
Distributions of earnings from joint ventures	88.0	68.5	108.7
Pension and other postretirement benefit plan contributions	(17.2)	(220.3)	(14.2)
Pension and other postretirement benefit plan (income) expense	(37.9)	(27.5)	5.5
Divestitures (gain), net	—	(84.9)	—
Gain on insurance settlement	—	(41.3)	—
Restructuring, impairment, and other exit costs (income)	23.4	31.3	(1.7)
Changes in current assets and liabilities	143.4	176.9	(126.7)
Other, net	75.5	5.7	(83.8)

Net cash provided by operating activities	$2,181.2	$1,828.2	$1,729.9

In fiscal 2010, our operations generated $2,181 million of cash compared to $1,828 million in fiscal 2009. The $353 million increase primarily reflects the $221 million increase in net earnings, including earnings attributable to noncontrolling interests. Fiscal 2009 cash flows from operations were also affected by several transactions. We voluntarily contributed $200 million to our principal domestic pension plans. In addition, net earnings, including earnings attributable to noncontrolling interests for fiscal 2009 included an $85 million net gain on the sale of certain product lines and a $41 million gain on the insurance settlement covering the loss at our La Salteña pasta manufacturing facility in Argentina.
Accounts payable generated $186 million more cash year-over-year primarily due to an increase in SG&A expense and shifts in timing. Accounts receivable was a $203 million increased use of cash primarily driven by sales timing shifts. Inventory used $11 million less cash in fiscal 2010.
We strive to grow core working capital at or below our growth in net sales. For fiscal 2010, core working capital increased 3 percent, compared to net sales growth of 1 percent which included the effects of one less week in fiscal 2010. In fiscal 2009, core working capital declined 1 percent, compared to net sales growth of 8 percent, and in fiscal 2008, core working capital grew 12 percent compared to net sales growth of 10 percent.
In fiscal 2009, our operations generated $1,828 million of cash compared to $1,730 million in fiscal 2008, primarily reflecting a $304 million reduction in the use of working capital in fiscal 2009, partially offset by a $200 million voluntary contribution made to our principal domestic pension plans.

Cash Flows from Investing Activities

	Fiscal Year
In Millions	2010	2009	2008

Purchases of land, buildings, and equipment	$(649.9)	$(562.6)	$(522.0)
Acquisitions	—	—	0.6
Investments in affiliates, net	(130.7)	5.9	64.6
Proceeds from disposal of land, buildings, and equipment	7.4	4.1	25.9
Proceeds from divestitures of product lines	—	244.7	—
Proceeds from insurance settlement	—	41.3	—
Other, net	52.0	(22.3)	(11.5)

Net cash used by investing activities	$(721.2)	$(288.9)	$(442.4)

In fiscal 2010, cash used by investing activities increased by $432 million from fiscal 2009 primarily due to $245 million of proceeds from the sale of certain product lines in fiscal 2009 and the $41 million received in fiscal 2009 related to insurance proceeds from the settlement with the insurance carrier covering the loss at our La Salteña pasta manufacturing facility in Argentina. We also invested $131 million in affiliates in fiscal 2010, mainly our CPW joint venture, to repay local borrowings.
Capital expenditures in fiscal 2010 increased $87 million from fiscal 2009 as we increased manufacturing capacity for cereal, snack bars, and yogurt products.
In fiscal 2009, cash used by investing activities decreased by $154 million from fiscal 2008 primarily due to proceeds of $245 million from the sale of certain product lines. We also received insurance proceeds of $41 million in fiscal 2009 from the settlement with the insurance carrier covering the loss at our La Salteña pasta manufacturing facility in Argentina. These proceeds offset the capital expenditures required to replace the manufacturing facility that was destroyed by fire in fiscal 2008.
We expect capital expenditures to increase to approximately $700 million in fiscal 2011, including initiatives that will: increase manufacturing capacity for cereals and Yoplait yogurt; continue HMM initiatives throughout the supply chain; and expand International production capacity for Wanchai Ferry and Häagen-Dazs products.
Cash Flows from Financing Activities

	Fiscal Year
In Millions	2010	2009	2008

Change in notes payable	$235.8	$(1,390.5)	$946.6
Issuance of long-term debt	—	1,850.0	1,450.0
Payment of long-term debt	(906.9)	(370.3)	(1,623.4)
Settlement of Lehman Brothers forward purchase contract	—	—	750.0
Repurchase of Series B-1 limited membership interests in GMC	—	—	(843.0)
Repurchase of General Mills Capital, Inc. preferred stock	—	—	(150.0)
Proceeds from sale of Class A limited membership interests in GMC	—	—	92.3
Proceeds from common stock issued on exercised options	388.8	305.2	191.4
Tax benefit on exercised options	114.0	89.1	55.7
Purchases of common stock for treasury	(691.8)	(1,296.4)	(1,432.4)
Dividends paid	(643.7)	(579.5)	(529.7)
Other, net	—	(12.1)	(0.5)

Net cash used by financing activities	$(1,503.8)	$(1,404.5)	$(1,093.0)

Net cash used by financing activities increased by $99 million in fiscal 2010.

In May 2010, we paid $437 million to repurchase in a cash tender offer $400 million of our previously issued debt. We repurchased $221 million of our 6.0 percent notes due 2012 and $179 million of our 5.65 percent notes due 2012. As a result of the repurchase, we recorded interest expense of $40 million which represented the premium paid in the tender offer, the write-off of the remaining discount and unamortized fees, and the settlement of related swaps. We issued commercial paper to fund the repurchase.
During fiscal 2010, we repaid $88 million of long-term bank debt held by wholly owned foreign subsidiaries.
In January 2009, we issued $1.2 billion aggregate principal amount of 5.65 percent notes due 2019. In August 2008, we issued $700 million aggregate principal amount of 5.25 percent notes due 2013. The proceeds of these notes were used to repay a portion of our outstanding commercial paper. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time for a specified make-whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.
In June 2010, subsequent to our fiscal 2010 year-end, we issued $500.0 million aggregate principal amount of 5.4 percent notes due 2040. The significant terms of these notes are similar to our previously issued notes.
On October 15, 2007, we settled the forward contract established with Lehman Brothers in October 2004 in conjunction with the issuance by Lehman Brothers of $750 million of notes that were mandatorily exchangeable for shares of our common stock. In settlement of that forward contract, we issued 29 million shares of our common stock and received $750 million in cash from Lehman Brothers. We used the cash to reduce outstanding commercial paper balances.
On August 7, 2007, we repurchased for a net amount of $843 million all of the outstanding Series B-1 Interests in GMC as part of a required remarketing of those interests. The purchase price reflected the Series B-1 Interests’ original capital account balance of $835 million and $8 million of capital account appreciation attributable and paid to the third-party holder of the Series B-1 Interests. The capital appreciation paid to the third-party holder of the Series B-1 Interests was recorded as a reduction to retained earnings, a component of stockholders’ equity, on our Consolidated Balance Sheets, and reduced net earnings available to common stockholders in our basic and diluted EPS calculations.
In April 2007, we issued $1.15 billion of floating rate convertible senior notes. In April 2008, holders of $1.14 billion of those notes tendered them to us for repurchase. In April 2009, we repurchased all of the remaining outstanding notes. We issued commercial paper to fund the repurchases.
We and the third-party holder of all of GMC’s outstanding Class A limited membership interests (Class A Interests) agreed to reset, effective on June 28, 2007, the preferred rate of return applicable to the Class A Interests to the sum of three-month LIBOR plus 65 basis points. On June 28, 2007, we sold $92 million of additional Class A Interests to the same third party. There was no gain or loss associated with these transactions. As of May 30, 2010, the carrying value of all outstanding Class A Interests on our Consolidated Balance Sheets was $245 million, and the capital account balance of the Class A Interests upon which preferred distributions are calculated was $248 million.
On June 28, 2007, we repurchased for $150 million all of the outstanding Series A preferred stock of our subsidiary General Mills Capital, Inc. using proceeds from the sale of the Class A Interests and commercial paper. There was no gain or loss associated with this repurchase.
During fiscal 2010, we repurchased 21 million shares of our common stock for an aggregate purchase price of $692 million. During fiscal 2009, we repurchased 40 million shares of our common stock for an aggregate purchase price of $1,296 million. During fiscal 2008, we repurchased 48 million shares of our common stock for an aggregate purchase price of $1,385 million. In fiscal 2007, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock. On June 28, 2010, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock. The fiscal 2011 authorization terminated and replaced the fiscal 2007 authorization. Purchases under the authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no specified termination date.

Dividends paid in fiscal 2010 totaled $644 million, or $0.96 per share, a 12 percent per share increase from fiscal 2009. Dividends paid in fiscal 2009 totaled $580 million, or $0.86 per share, a 10 percent per share increase from fiscal 2008 dividends of $0.78 per share. On June 28, 2010, our Board of Directors approved a dividend increase to an annual rate of $1.12 per share, a 17 percent increase from the rate paid in fiscal 2010.
CAPITAL RESOURCES
Total capital consisted of the following:

	May 30,	May 31,
In Millions	2010	2009

Notes payable	$1,050.1	$812.2
Current portion of long-term debt	107.3	508.5
Long-term debt	5,268.5	5,754.8

Total debt	6,425.9	7,075.5
Noncontrolling interests	245.1	244.2
Stockholders’ equity	5,402.9	5,172.3

Total capital	$12,073.9	$12,492.0

The decrease in total capital from fiscal 2009 to fiscal 2010 was primarily due to a decrease in current and long-term debt, partially offset by an increase in notes payable as a result of our debt tender offer.
The following table details the fee-paid committed and uncommitted credit lines we had available as of May 30, 2010:

In Billions	Amount

Credit facility expiring:
October 2010	$1.1
October 2012	1.8

Total committed credit facilities	2.9
Uncommitted credit facilities	0.3

Total committed and uncommitted credit facilities	$3.2

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. We also have $0.3 billion in uncommitted credit lines that support our foreign operations. As of May 30, 2010, there were no amounts outstanding on the fee-paid committed credit lines and $76 million was drawn on the uncommitted lines. The credit facilities contain several covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5.
Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of May 30, 2010, we were in compliance with all of these covenants.
We have $107.3 million of long-term debt maturing in the next 12 months that is classified as current. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
As of May 30, 2010, our total debt, including the impact of derivative instruments designated as hedges, was 75 percent in fixed-rate and 25 percent in floating-rate instruments, compared to 88 percent in fixed-rate and 12 percent in floating-rate instruments on May 31, 2009. The change in the fixed-rate and floating-rate percentages was driven by the execution of fixed-to-floating rate swaps during fiscal 2010 and refinancing of fixed-rate debt with commercial paper.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities. The shelf registration statement will expire in December 2011.
Growth in return on average total capital is one of our key performance measures (see the “Non-GAAP Measures” section below for our discussion of this measure, which is not defined by GAAP). Return on average total capital increased from 12.3 percent in fiscal 2009 to 13.8 percent in fiscal 2010 primarily due to increased earnings and improvements in core working capital. We also believe that the ratio of fixed charge coverage and the ratio of operating cash flow to debt are important measures of our financial strength. Our fixed charge coverage ratio in fiscal 2010 was 6.42 compared to 5.33 in fiscal 2009. The measure increased from fiscal 2009 as earnings before income taxes and after-tax earnings from joint ventures increased by $262 million and fixed charges decreased by $40 million, driven mainly by lower interest expense. Our operating cash flow to debt ratio increased 8.1 points to 33.9 percent in fiscal 2010, driven by an increase in cash flows from operations and a decrease in our year-end debt balance.
Currently, Standard and Poor’s (S&P) has ratings of BBB+ on our long-term debt and A-2 on our commercial paper. Moody’s Investors Services (Moody’s) has ratings of Baa1 for our long-term debt and P-2 for our commercial paper. Fitch Ratings rates our long-term debt BBB+ and our commercial paper F-2. These ratings are not a recommendation to buy, sell or hold securities, are subject to revision or withdrawal at any time by the rating organization, and should be evaluated independently of any other rating.
In April 2002, we contributed assets to our subsidiary GMC. In exchange for the contribution of these assets, GMC issued its managing membership interest and its limited preferred membership interests to certain of our wholly owned subsidiaries. We continue to hold the entire managing membership interest, and therefore direct the operations of GMC.
The third-party holder of the Class A Interests in GMC receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 65 basis points. The preferred return rate of the Class A Interests is adjusted every five years through a negotiated agreement between the Class A Interest holder and GMC, or through a remarketing auction. The next remarketing is scheduled to occur in June 2012 and thereafter in five-year intervals.
The holder of the Class A Interests may initiate a liquidation of GMC under certain circumstances, including, without limitation, the bankruptcy of GMC or its subsidiaries, GMC’s failure to deliver the preferred distributions on the Class A Interests, GMC’s failure to comply with portfolio requirements, breaches of certain covenants, lowering of our senior debt rating below either Baa3 by Moody’s or BBB- by S&P, and a failed attempt to remarket the Class A Interests as a result of GMC’s failure to assist in such remarketing. In the event of a liquidation of GMC, each member of GMC will receive the amount of its then current capital account balance. The managing member may avoid liquidation by exercising its option to purchase the Class A Interests.
We may exercise our option to purchase the Class A Interests for consideration equal to the then current capital account value, plus any unpaid preferred return and the prescribed make-whole amount. If we purchase these interests, any change in the unrelated third-party investor’s capital account from its original value will be charged directly to retained earnings and will increase or decrease the net earnings used to calculate EPS in that period.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
As of May 30, 2010, we have issued guarantees and comfort letters of $538 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $302 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $315 million as of May 30, 2010.

As of May 30, 2010, we had invested in three variable interest entities (VIEs). We have an interest in a contract manufacturer at our former facility in Geneva, Illinois. We are the primary beneficiary (PB) and have consolidated this entity. This entity had property and equipment with a carrying value of $19 million and long-term debt of $21 million as of May 30, 2010. The liabilities recognized as a result of consolidating this entity do not represent additional claims on our general assets. We also have an interest in a contract manufacturer in Greece that is a VIE. Although we are the PB, we have not consolidated this entity because it is not practical to do so and it is not material to our results of operations, financial condition, or liquidity as of and for the year ended May 30, 2010. This entity had assets of $7 million and liabilities of $1 million as of May 30, 2010. We are not the PB of the remaining VIE. Our maximum exposure to loss from the three VIEs is limited to the $21 million of long-term debt of the contract manufacturer in Geneva, Illinois and our $2 million equity investment in the VIE of which we are not the PB. We have not provided financial or other support to these VIEs during the current period nor are there arrangements related to these VIEs that could require us to provide financial support in the future.
Our defined benefit plans in the United States are subject to the requirements of the Pension Protection Act (PPA). The PPA revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. Most of these provisions were applicable to our domestic defined benefit pension plans in fiscal 2010 on a phased-in basis. The PPA may ultimately require us to make additional contributions to our domestic plans. We did not make a contribution to our principal defined benefit pension plans in fiscal 2010. Although not required under the provisions of the PPA, we voluntarily contributed $200 million to our principal defined benefit plans in fiscal 2009. We do not expect to make any contributions to our domestic plans in fiscal 2011. Actual fiscal 2011 contributions could exceed our current projections, and may be influenced by our decision to undertake discretionary funding of our benefit trusts or by changes in regulatory requirements. Additionally, our projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and our future decisions regarding certain elective provisions of the PPA.
The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments Due by Fiscal Year
					2016 and
In Millions	Total	2011	2012 - 13	2014 - 15	Thereafter

Long-term debt (a)	$5,371.0	$105.9	$1,662.6	$1,452.3	$2,150.2
Accrued interest	136.5	136.5	—	—	—
Operating leases (b)	315.3	87.4	110.7	53.9	63.3
Capital leases	4.6	1.7	2.4	0.5	—
Purchase obligations (c)	2,358.5	2,019.2	177.5	67.8	94.0

Total contractual obligations	8,185.9	2,350.7	1,953.2	1,574.5	2,307.5
Other long-term obligations (d)	2,466.1	—	—	—	—

Total long-term obligations	$10,652.0	$2,350.7	$1,953.2	$1,574.5	$2,307.5

(a)	Amounts represent the expected cash payments of our long-term debt and do not include $4 million for capital leases or $1 million for net unamortized bond premiums and discounts and fair value adjustments.
(b)	Operating leases represents the minimum rental commitments under non-cancelable operating leases.
(c)	The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer marketing spending commitments that support our brands. For purposes of this table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities are excluded from the table above.
(d)	The fair value of our interest rate and equity swaps with a payable position to the counterparty was $180 million as of May 30, 2010, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations mainly consist of liabilities for uncertain income tax positions, accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement, and postemployment plans, and miscellaneous liabilities. We expect to pay $18 million of benefits from our unfunded postemployment benefit plans and $13 million of deferred compensation in fiscal 2011. We are unable to reliably estimate the amount of these payments beyond fiscal 2011. As of May 30, 2010, our total liability for uncertain tax positions and the associated accrued interest and penalties was $728 million. We expect to pay approximately $425 million of tax liabilities related to uncertain tax positions and accrued interest in the next 12 months, including a portion of our potential liability for the matter resolved by the U.S. Court of Appeals discussed within this MD&A. While fiscal years 2007 and 2008 are currently under examination by the Internal Revenue Service (IRS), we are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of this and other tax audit outcomes.
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
Promotional Expenditures
Our promotional activities are conducted through our customers and directly or indirectly with end consumers. These activities include: payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays; discounts to our list prices to lower retail shelf prices; payments to gain distribution of new products; coupons, contests, and other incentives; and media and advertising expenditures. The media and advertising expenditures are recognized as expense when the advertisement airs. The cost of payments to customers and other consumer activities are recognized as the related revenue is recorded, which generally precedes the actual cash expenditure. The recognition of these costs requires estimation of customer participation and performance levels. These estimates are made based on the forecasted customer sales, the timing and forecasted costs of promotional activities, and other factors. Differences between estimated expenses and actual costs are normally insignificant and are recognized as a change in management estimate in a subsequent period. Our accrued trade, coupon, and consumer marketing liabilities were $555 million as of May 30, 2010, and $474 million as of May 31, 2009. Because our total promotional expenditures (including amounts classified as a reduction of revenues) are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a material effect on our results of operations.
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

We evaluate the useful lives of our other intangible assets, mainly brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.
Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso, and Häagen-Dazs brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2010 assessment of our brand intangibles as of December 1, 2009. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the brands; and a discount rate. As of our assessment date, there was no impairment of any of our intangibles as their related fair values were substantially in excess of the carrying values.
As of May 30, 2010, we had $10.3 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in significant impairment losses and amortization expense.
Stock-based Compensation
The valuation of stock options is a significant accounting estimate which requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate.
We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. For the fiscal 2010 grants, we have excluded historical volatility for fiscal 2002 and prior, primarily because volatility driven by our acquisition of The Pillsbury Company (Pillsbury) in fiscal 2002 does not reflect what we believe to be expected future volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. If all other assumptions are held constant, a one percentage point increase in our fiscal 2010 volatility assumption would increase the grant-date fair value of our fiscal 2010 option awards by 7 percent.
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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2010	2009	2008

Estimated fair values of stock options granted	$3.20	$4.70	$5.28
Assumptions:
Risk-free interest rate	3.7%	4.4%	5.1%
Expected term	8.5 years	8.5 years	8.5 years
Expected volatility	18.9%	16.1%	15.6%
Dividend yield	3.4%	2.7%	2.7%

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
Any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a windfall tax benefit) is presented in the Consolidated Statements of Cash Flows as a financing cash flow. The actual impact on future years’ financing cash flow will depend, in part, on the volume of employee stock option exercises during a particular year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value previously determined for financial reporting purposes.
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

The IRS has concluded its field examination of our 2006 and prior federal tax years, which resulted in payments of $18 million in fiscal 2009 and $56 million in fiscal 2008 to cover the additional U.S. income tax liability plus interest related to adjustments during these audit cycles. The IRS also proposed additional adjustments for the fiscal 2002 to 2006 audit cycles related to the amount of capital loss and depreciation and amortization we reported as a result of our sale of noncontrolling interests in our GMC subsidiary. The IRS has proposed adjustments that effectively eliminate most of the tax benefits associated with this transaction. We believe our positions are supported by substantial technical authority and are vigorously defending our positions. We are currently in negotiations with the IRS Appeals Division for fiscal 2002 to 2006. Our potential liability for this matter is significant. We have determined that a portion of this matter should be included as a tax liability and have accordingly included it in our total liabilities for uncertain tax positions as disclosed in Note 14 to our Consolidated Financial Statements included in Item 8 of this report. The IRS initiated its audit of our fiscal 2007 and 2008 tax years during fiscal 2009.
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
As of May 30, 2010, our total liability for uncertain tax positions and the associated accrued interest and penalties was $728 million. We expect to pay approximately $425 million of tax liabilities related to uncertain tax positions and accrued interest in the next 12 months, including a portion of our potential liability for the matter resolved by the IRS Appeals Division and the U.S. Court of Appeals for the Eighth Circuit as discussed in the preceding paragraphs. While fiscal years 2007 and 2008 are currently under examination by the IRS, we are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of this and other tax audit outcomes.
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
Defined Benefit Plans
Defined Benefit Pension Plans
We have defined benefit pension plans covering most domestic, Canadian, and United Kingdom employees. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $200 million of voluntary contributions to our principal domestic plans in fiscal 2009. We did not make any contributions in fiscal 2010, and we do not expect to be required to make any contributions in fiscal 2011. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control.
Other Postretirement Benefit Plans
We also sponsor plans that provide health care benefits to the majority of our domestic and Canadian retirees. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We did not make voluntary contributions to these plans in fiscal 2010. The Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010, was enacted in March 2010. The effect of the Act, including possible modifications to provider plans, has not yet been fully evaluated, but could affect the future cost of our benefit plans.

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
Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement plan assets were a 17 percent gain in the 1 year period ended May 30, 2010, and returns of 5 percent, 6 percent, 9 percent, and 10 percent for the 5, 10, 15, and 20 year periods ended May 30, 2010.
Our principal defined benefit pension and other postretirement plans in the United States have an expected return on plan assets of 9.6 percent. On a weighted-average basis, the expected rate of return for all defined benefit plans was 9.55 percent for fiscal 2010, 9.55 percent for fiscal 2009, and 9.56 percent for fiscal 2008.
Lowering the expected long-term rate of return on assets by 50 basis points would increase our net pension and postretirement expense by $23 million for fiscal 2011. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.
Discount Rates
Our discount rate assumptions are determined annually as of the last day of our fiscal year for all of our defined benefit pension, other postretirement, and postemployment benefit plan obligations. We also use the same discount rates to determine defined benefit pension, other postretirement, and postemployment benefit plan income and expense for the following fiscal year. We work with our actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using the top quartile of AA-rated corporate bond yields, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.

Our weighted-average discount rates were as follows:
Weighted-Average Discount Rates

	Defined	Other
	Benefit	Postretirement	Postemployment
	Pension	Benefit	Benefit
	Plans	Plans	Plans

Obligations as of May 30, 2010, and fiscal 2011 expense	5.85%	5.80%	5.12%
Obligations as of May 31, 2009, and fiscal 2010 expense	7.49%	7.45%	7.06%
Fiscal 2009 expense	6.88%	6.90%	6.64%

Lowering the discount rates by 50 basis points would increase our net defined benefit pension, other postretirement, and postemployment benefit plan expense for fiscal 2011 by approximately $31 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
Health Care Cost Trend Rates
We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 9.0 percent for all retirees. Rates are graded down annually until the ultimate trend rate of 5.2 percent is reached in 2019 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.
A one percentage point change in the health care cost trend rate would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
In Millions	Increase	Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2011	$7.9	$(6.8)
Effect on the other postretirement accumulated benefit obligation as of May 30, 2010	96.7	(85.0)

Any arising health care claims cost-related experience gain or loss is recognized in the calculation of expected future claims. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years, resulting in at least the minimum amortization required being recorded.
Financial Statement Impact
In fiscal 2010, we recorded net defined benefit pension, other postretirement, and postemployment benefit plan income of $11 million compared to $4 million of income in fiscal 2009 and $19 million of expense in fiscal 2008. As of May 30, 2010, we had cumulative unrecognized actuarial net losses of $1.4 billion on our defined benefit pension plans and $225 million on our postretirement benefit plans, mainly as the result of declines in the values of plan assets. These unrecognized actuarial net losses will result in decreases in our future pension income and increases in postretirement expense since they currently exceed the corridors defined by GAAP.

We use the Retirement Plans (RP) 2000 Mortality Table projected forward to our plans’ measurement dates to calculate the year-end defined benefit pension, other postretirement, and postemployment benefit obligations and annual expense.
Actual future net defined benefit pension, other postretirement, and postemployment benefit plan income or expense will depend on investment performance, changes in future discount rates, changes in health care cost trend rates, and other factors related to the populations participating in these plans.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 was signed into law in March 2010. The Act codifies health care reforms with staggered effective dates from 2010 to 2018 with many provisions in the Act requiring the issuance of additional guidance from various government agencies. Estimates of the future impacts of several of the Act’s provisions are incorporated into our postretirement benefit liability including the elimination of lifetime maximums and the imposition of an excise tax on high cost health plans. These changes resulted in a $24 million increase in our postretirement benefit liability as of May 30, 2010. Given the complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, further financial impacts to our postretirement benefit liability and related future expense may occur.
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
NON-GAAP MEASURES
We have included in this report measures of financial performance that are not defined by GAAP. Each of the measures is used in reporting to our executive management and as a component of the Board of Director’s measurement of our performance for incentive compensation purposes. Management and the Board of Directors believe that these measures provide useful information to investors, and include these measures in other communications to investors.
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
Diluted EPS Excluding Certain Items Affecting Comparability
Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-over-year basis. The adjustments are either items resulting from infrequently occurring events or items that, in management’s judgment, significantly affect the year-over-year assessment of operating results.

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Fiscal Year			EPS Growth
Per Share Data	2010	2009	2008	2010	2009

Diluted earnings per share, as reported	$2.24	$1.90	$1.85	$0.34	$0.05
Mark-to-market effects (a)	0.01	0.11	(0.05)	(0.10)	0.16
Divestitures gain, net (b)	—	(0.06)	—	0.06	(0.06)
Gain from insurance settlement (c)	—	(0.04)	—	0.04	(0.04)
Uncertain tax item (d)	—	0.08	(0.04)	(0.08)	0.12
Tax charge - health care reform (e)	0.05	—	—	0.05	—

Diluted earnings per share, excluding certain items affecting comparability	$2.30	$1.99	$1.76	$0.31	$0.23

(a)	Net (gain) loss from mark-to-market valuation of certain commodity positions and grain inventories.
(b)	Net gain on divestitures of certain product lines.
(c)	Gain on settlement with insurance carrier covering the loss of a manufacturing facility in Argentina.
(d)	Effects of Federal Court decisions on an uncertain tax matter.
(e)	Enactment date charges related to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, affecting deferred taxes associated with Medicare Part D subsidies.

Return on Average Total Capital
Management and the Board of Directors believe that this measure provides useful information to investors because it is important for assessing the utilization of capital and it eliminates certain items which affect year-to-year comparability.

	Fiscal Year
In Millions	2010	2009	2008	2007	2006	2005

Net earnings attributable to General Mills	$1,530.5	$1,304.4	$1,294.7	$1,143.9	$1,090.3
Interest, net, after-tax (a)	261.1	240.8	263.8	242.9	226.5

Earnings before interest, after-tax	1,791.6	1,545.2	1,558.5	1,386.8	1,316.8
Mark-to-market effects	4.5	74.9	(35.9)	—	—
Divestitures gain, net	—	(38.0)	—	—	—
Gain from insurance settlement	—	(26.9)	—	—	—
Uncertain tax item	—	52.6	(30.7)	—	—
Tax charge — heath care reform	35.0	—	—	—	—

Earnings before interest, after-tax for return on capital calculation	$1,831.1	$1,607.8	$1,491.9	$1,386.8	$1,316.8

Current portion of long-term debt	$107.3	$508.5	$442.0	$1,734.0	$2,131.5	$1,638.7
Notes payable	1,050.1	812.2	2,208.8	1,254.4	1,503.2	299.2
Long-term debt	5,268.5	5,754.8	4,348.7	3,217.7	2,414.7	4,255.2

Total debt	6,425.9	7,075.5	6,999.5	6,206.1	6,049.4	6,193.1
Noncontrolling interests (a)	245.1	244.2	246.6	1,139.2	1,136.2	1,133.2
Stockholders’ equity (a)	5,402.9	5,172.3	6,212.2	5,318.7	5,772.3	5,676.4

Total capital	12,073.9	12,492.0	13,458.3	12,664.0	12,957.9	13,002.7
Accumulated other comprehensive (income) loss (a)	1,486.9	877.8	(173.1)	120.1	(125.4)	(8.1)
After-tax earnings adjustments (b)	(161.6)	(201.1)	(263.7)	(197.1)	(197.1)	(197.1)

Adjusted total capital	$13,399.2	$13,168.7	$13,021.5	$12,587.0	$12,635.4	$12,797.5

Adjusted average total capital	$13,283.9	$13,095.1	$12,804.3	$12,611.2	$12,716.5

Return on average total capital (a)	13.8%	12.3%	11.7%	11.0%	10.4%

(a)	In fiscal 2010, we adopted new accounting guidance on non-controlling interests in financial statements. Prior year figures in this line item have been adjusted to reflect the current year presentation. The adjustment in fiscal 2005 reflects a divesture gain, net of debt repurchase cost recorded that year.
(b)	Sum of current year and previous year after-tax adjustments.
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
As of May 30, 2010, we had $3.8 billion of aggregate notional principal amount outstanding, with a net notional amount of $556 million that converts floating-rate notes to fixed rates. This includes notional amounts of offsetting swaps that neutralize our exposure to interest rates on other interest rate swaps.

FOREIGN EXCHANGE RISK
Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to foreign-denominated commercial paper, third party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-denominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.
We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 30, 2010, we had deferred net foreign currency transaction losses of $96 million in AOCI associated with hedging activity.
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
As of May 30, 2010, the net notional value of commodity derivatives was $464 million, of which $295 million related to agricultural inputs and $169 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
EQUITY INSTRUMENTS
Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this market risk.
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

The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 30, 2010, and May 31, 2009, and the average fair value impact during the year ended May 30, 2010.

	Fair Value Impact
		Average
	May 30,	during	May 31,
In Millions	2010	fiscal 2010	2009

Interest rate instruments	$27.7	$35.9	$44.4
Foreign currency instruments	4.3	4.7	5.8
Commodity instruments	4.8	7.8	10.4
Equity instruments	—	0.9	1.8

ITEM 8	Financial Statements and Supplementary Data
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
The Audit Committee of the Board of Directors meets regularly with management, internal auditors, and our independent registered public accounting firm to review internal control, auditing, and financial reporting matters. The independent registered public accounting firm, internal auditors, and employees have full and free access to the Audit Committee at any time.
The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2011, subject to ratification by the stockholders at the annual meeting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

July 9, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
General Mills, Inc.:
We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 30, 2010, and May 31, 2009, and the related consolidated statements of earnings, total equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended May 30, 2010. In connection with our audits of the consolidated financial statements, we have audited the accompanying financial statement schedule. We also have audited General Mills Inc.’s internal control over financial reporting as of May 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 30, 2010, and May 31, 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, General Mills, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As disclosed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for noncontrolling interests in fiscal year 2010.
/s/ KPMG LLP
Minneapolis, Minnesota
July 9, 2010

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)

	Fiscal Year
	2010	2009	2008

Net sales	$14,796.5	$14,691.3	$13,652.1

Cost of sales	8,922.9	9,457.8	8,778.3

Selling, general, and administrative expenses	3,236.1	2,951.8	2,623.6

Divestitures (gain), net	—	(84.9)	—

Restructuring, impairment, and other exit costs	31.4	41.6	21.0

Operating profit	2,606.1	2,325.0	2,229.2

Interest, net	401.6	382.8	399.7

Earnings before income taxes and after-tax earnings from joint ventures	2,204.5	1,942.2	1,829.5

Income taxes	771.2	720.4	622.2

After-tax earnings from joint ventures	101.7	91.9	110.8

Net earnings, including earnings attributable to noncontrolling interests	1,535.0	1,313.7	1,318.1

Net earnings attributable to noncontrolling interests	4.5	9.3	23.4

Net earnings attributable to General Mills	$1,530.5	$1,304.4	$1,294.7

Earnings per share - basic	$2.32	$1.96	$1.93

Earnings per share - diluted	$2.24	$1.90	$1.85

Dividends per share	$0.96	$0.86	$0.78

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)

	May 30,	May 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$673.2	$749.8
Receivables	1,041.6	953.4
Inventories	1,344.0	1,346.8
Deferred income taxes	42.7	15.6
Prepaid expenses and other current assets	378.5	469.3

Total current assets	3,480.0	3,534.9

Land, buildings, and equipment	3,127.7	3,034.9
Goodwill	6,592.8	6,663.0
Other intangible assets	3,715.0	3,747.0
Other assets	763.4	895.0

Total assets	$17,678.9	$17,874.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$849.5	$803.4
Current portion of long-term debt	107.3	508.5
Notes payable	1,050.1	812.2
Other current liabilities	1,762.2	1,481.9

Total current liabilities	3,769.1	3,606.0

Long-term debt	5,268.5	5,754.8
Deferred income taxes	874.6	1,165.3
Other liabilities	2,118.7	1,932.2

Total liabilities	12,030.9	12,458.3

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,307.1	1,212.1
Retained earnings	8,122.4	7,235.6
Common stock in treasury, at cost, shares of 98.1 and 98.6	(2,615.2)	(2,473.1)
Accumulated other comprehensive loss	(1,486.9)	(877.8)

Total stockholders’ equity	5,402.9	5,172.3

Noncontrolling interests	245.1	244.2

Total equity	5,648.0	5,416.5

Total liabilities and equity	$17,678.9	$17,874.8

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury			Accumulated
			Additional				Other
		Par	Paid-In			Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interests	Total

Balance as of May 27, 2007	1,004.6	$100.5	$5,791.0	(323.4)	$(6,198.0)	$5,745.3	$(120.1)	$1,139.2	$6,457.9
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,294.7		23.4	1,318.1
Other comprehensive income							293.2	3.2	296.4

Total comprehensive income									1,614.5
Cash dividends declared ($0.78 per share)						(529.7)			(529.7)
Stock compensation plans (includes income tax benefits of $55.7)			121.0	13.0	261.6				382.6
Shares purchased				(47.8)	(1,384.6)				(1,384.6)
Retirement of treasury shares	(250.0)	(25.0)	(5,055.8)	250.0	5,080.8				—
Shares issued under forward purchase contract			168.2	28.6	581.8				750.0
Unearned compensation related to restricted stock unit awards			(104.1)						(104.1)
Adoption of FIN 48			57.8			8.4			66.2
Repurchase of Series B-1 limited membership interests in General Mills Cereals, LLC (GMC)						(8.0)		(835.0)	(843.0)
Repurchase of GM Capital Inc. Series A preferred stock								(150.0)	(150.0)
Sale of GMC Class A limited membership interests in GMC								92.3	92.3
Distributions to noncontrolling interest holders								(26.5)	(26.5)
Earned compensation			133.2						133.2

Balance as of May 25, 2008	754.6	75.5	1,111.3	(79.6)	(1,658.4)	$6,510.7	173.1	246.6	6,458.8
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,304.4		9.3	1,313.7
Other comprehensive loss							(1,050.9)	(1.2)	(1,052.1)

Total comprehensive income									261.6
Cash dividends declared ($0.86 per share)						(579.5)			(579.5)
Stock compensation plans (includes income tax benefits of $94.0)			23.0	19.6	443.1				466.1
Shares purchased				(40.4)	(1,296.4)				(1,296.4)
Shares issued for acquisition			16.4	1.8	38.6				55.0
Unearned compensation related to restricted stock unit awards			(56.2)						(56.2)
Distributions to noncontrolling interest holders								(10.5)	(10.5)
Earned compensation			117.6						117.6

Balance as of May 31, 2009	754.6	75.5	1,212.1	(98.6)	(2,473.1)	7,235.6	(877.8)	244.2	5,416.5
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,530.5		4.5	1,535.0
Other comprehensive income (loss)							(609.1)	0.2	(608.9)

Total comprehensive income									926.1
Cash dividends declared ($0.96 per share)						(643.7)			(643.7)
Stock compensation plans (includes income tax benefits of $114.0)			53.3	21.8	549.7				603.0
Shares purchased				(21.3)	(691.8)				(691.8)
Unearned compensation related to restricted stock unit awards			(65.6)						(65.6)
Distributions to noncontrolling interest holders								(3.8)	(3.8)
Earned compensation			107.3						107.3

Balance as of May 30, 2010	754.6	$75.5	$1,307.1	(98.1)	$(2,615.2)	$8,122.4	$(1,486.9)	$245.1	$5,648.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)

	Fiscal Year
	2010	2009	2008
Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests	$1,535.0	$1,313.7	$1,318.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	457.1	453.6	459.2
After-tax earnings from joint ventures	(101.7)	(91.9)	(110.8)
Stock-based compensation	107.3	117.7	133.2
Deferred income taxes	22.3	215.8	98.1
Tax benefit on exercised options	(114.0)	(89.1)	(55.7)
Distributions of earnings from joint ventures	88.0	68.5	108.7
Pension and other postretirement benefit plan contributions	(17.2)	(220.3)	(14.2)
Pension and other postretirement benefit plan (income) expense	(37.9)	(27.5)	5.5
Divestitures (gain), net	—	(84.9)	—
Gain on insurance settlement	—	(41.3)	—
Restructuring, impairment, and other exit costs (income)	23.4	31.3	(1.7)
Changes in current assets and liabilities	143.4	176.9	(126.7)
Other, net	75.5	5.7	(83.8)

Net cash provided by operating activities	2,181.2	1,828.2	1,729.9

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(649.9)	(562.6)	(522.0)
Acquisitions	—	—	0.6
Investments in affiliates, net	(130.7)	5.9	64.6
Proceeds from disposal of land, buildings, and equipment	7.4	4.1	25.9
Proceeds from divestiture of product lines	—	244.7	—
Proceeds from insurance settlement	—	41.3	—
Other, net	52.0	(22.3)	(11.5)

Net cash used by investing activities	(721.2)	(288.9)	(442.4)

Cash Flows - Financing Activities
Change in notes payable	235.8	(1,390.5)	946.6
Issuance of long-term debt	—	1,850.0	1,450.0
Payment of long-term debt	(906.9)	(370.3)	(1,623.4)
Settlement of Lehman Brothers forward purchase contract	—	—	750.0
Repurchase of Series B-1 limited membership interests in GMC	—	—	(843.0)
Repurchase of General Mills Capital, Inc. preferred stock	—	—	(150.0)
Proceeds from sale of Class A limited membership interests in GMC	—	—	92.3
Proceeds from common stock issued on exercised options	388.8	305.2	191.4
Tax benefit on exercised options	114.0	89.1	55.7
Purchases of common stock for treasury	(691.8)	(1,296.4)	(1,432.4)
Dividends paid	(643.7)	(579.5)	(529.7)
Other, net	—	(12.1)	(0.5)

Net cash used by financing activities	(1,503.8)	(1,404.5)	(1,093.0)

Effect of exchange rate changes on cash and cash equivalents	(32.8)	(46.0)	49.4

Increase (decrease) in cash and cash equivalents	(76.6)	88.8	243.9
Cash and cash equivalents - beginning of year	749.8	661.0	417.1

Cash and cash equivalents - end of year	$673.2	$749.8	$661.0

Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$(121.1)	$81.8	$(94.1)
Inventories	(16.7)	(28.1)	(165.1)
Prepaid expenses and other current assets	53.5	30.2	(65.9)
Accounts payable	69.6	(116.4)	125.1
Other current liabilities	158.1	209.4	73.3

Changes in current assets and liabilities	$143.4	$176.9	$(126.7)

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
Our fiscal year ends on the last Sunday in May. Fiscal 2010 and 2008 each consisted of 52 weeks, and fiscal 2009 consisted of 53 weeks.
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
We adopted the guidance at the beginning of fiscal 2010. To conform to the current period presentation, we made the following reclassifications to net earnings attributable to noncontrolling interests in our Consolidated Statements of Earnings:

	Fiscal Year
In Millions	2009	2008

From interest, net	$7.2	$22.0
From selling, general, and administrative (SG&A) expenses	2.1	1.4

Total net earnings attributable to noncontrolling interests	$9.3	$23.4

Also, noncontrolling interests previously reported as minority interests have been reclassified to a separate section in equity on the Consolidated Balance Sheets as a result of the adoption. In addition, certain other reclassifications to our previously reported financial information have been made to conform to the current period presentation.
In May 2010, our Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend to stockholders of record on May 28, 2010. The Company’s stockholders received one additional share of common stock for each share of common stock in their possession on that date. The additional shares were distributed on June 8, 2010. This did not change the proportionate interest that a stockholder maintained in the Company. All shares and per share amounts have been adjusted for the two-for-one stock split throughout this report.
Change in Reporting Period
As part of a long-term plan to conform the fiscal year ends of all our operations, we have changed the reporting period of certain countries within our International segment from an April fiscal year end to a May fiscal year end to match our fiscal calendar. Accordingly, in the year of change, our results include 13 months of results from the affected operations compared to 12 months in previous fiscal years. In fiscal 2010, we changed many of the countries in our Asia/Pacific region, and in fiscal 2009 we changed most countries in our Latin America region. The impact of these changes was not material to our results of operations and, therefore, we did not restate prior period financial statements for comparability. Countries within the International segment that remain on an April fiscal year end include our European operations and China.

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
Land, Buildings, Equipment, and Depreciation
Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 to 50 years, and equipment, furniture, and software are usually depreciated over 3 to 10 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation; the resulting gains and losses, if any, are recognized in earnings. As of May 30, 2010, assets held for sale were insignificant.
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
We evaluate the useful lives of our other intangible assets, mainly brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.
Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso, and Häagen-Dazs brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2010 assessment of our brand intangibles as of December 1, 2009. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the brands; and a discount rate. As of our assessment date, there was no impairment of any of our intangibles as their related fair values were substantially in excess of the carrying values.
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
Variable Interest Entities
As of May 30, 2010, we had invested in three variable interest entities (VIEs). We have an interest in a contract manufacturer at our former facility in Geneva, Illinois. We are the primary beneficiary (PB) and have consolidated this entity. This entity had property and equipment with a carrying value of $19.4 million and long-term debt of $20.9 million as of May 30, 2010. The liabilities recognized as a result of consolidating this entity do not represent additional claims on our general assets. We also have an interest in a contract manufacturer in Greece that is a VIE. Although we are the PB, we have not consolidated this entity because it is not practical to do so and it is not material to our results of operations, financial condition, or liquidity as of and for the year ended May 30, 2010. This entity had assets of $6.7 million and liabilities of $1.4 million as of May 30, 2010. We are not the PB of the remaining VIE. Our maximum exposure to loss from the three VIEs is limited to the $20.9 million of long-term debt of the contract manufacturer in Geneva, Illinois and our $2.2 million equity investment in the VIE of which we are not the PB. We have not provided financial or other support to these VIEs during the current period nor are there arrangements related to these VIEs that could require us to provide financial support in the future.
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
Foreign Currency Translation
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the year. Translation adjustments are reflected within accumulated other comprehensive loss in stockholders’ equity. Gains and losses from foreign currency transactions are included in net earnings for the period except for gains and losses on investments in subsidiaries for which settlement is not planned for the foreseeable future and foreign exchange gains and losses on instruments designated as net investment hedges. These gains and losses are recorded in accumulated other comprehensive loss.
Derivative Instruments
All derivatives are recognized on the Consolidated Balance Sheets at fair value based on quoted market prices or our estimate of their fair value, and are recorded in either current or noncurrent assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in net earnings or other comprehensive income, based on whether the instrument is designated and effective as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive loss are reclassified to earnings in the period the hedged item affects earnings. If the underlying hedged transaction ceases to exist, any associated amounts reported in accumulated other comprehensive loss are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period.
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
Stock-based Compensation
We generally recognize compensation expense for grants of restricted stock units using the value of a share of our stock on the date of grant. We estimate the value of stock option grants using the Black-Scholes valuation model. Stock compensation is recognized straight line over the vesting period. All of our stock compensation expense is recorded in SG&A in the Consolidated Statement of Earnings and in unallocated corporate items in our segment results.
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
We recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss.
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
Other New Accounting Standards
In fiscal 2010, we adopted new accounting guidance on employer’s disclosures for post-retirement benefit plan assets. The guidance requires an employer to disclose information on the investment policies and strategies and the significant concentrations of risk in plan assets. An employer must also disclose the fair value of each major category of plan assets as of each annual reporting date together with the information on the inputs and valuation techniques used to develop such fair value measurements. The adoption of the guidance did not have an impact on our results of operations or financial condition. See Note 13.
In fiscal 2010, we adopted new accounting guidance on accounting for equity method investments. The guidance addresses the impact of the issuance of the noncontrolling interests and business combination guidance on accounting for equity method investments. The adoption of the guidance did not have a material impact on our results of operations or financial condition.
In fiscal 2010, we adopted new accounting guidance issued to assist in determining whether instruments granted in share-based payment transactions are participating securities. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The adoption of the guidance did not have a material impact on our basic or diluted EPS.
In fiscal 2010, we adopted new accounting guidance on convertible debt instruments. The guidance requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash or other assets. The adoption of the guidance did not have a material impact on our results of operations or financial condition.
In fiscal 2009, we adopted the measurement date provisions of new accounting guidance related to defined benefit pension and other postretirement plans. The guidance requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. The guidance also requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The adoption of the measurement date provisions did not have a material impact on our results of operations or financial condition.
In fiscal 2009, we adopted new accounting guidance on fair value measurements. The guidance provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures about fair value measurements. The guidance applies to instruments accounted for under previously issued pronouncements that prescribe fair value as the relevant measure of value. We adopted the guidance at the beginning of fiscal 2009 for all instruments valued on a recurring basis, and the adoption did not have a material impact on our financial statements. The FASB deferred the effective date of the guidance until the beginning of fiscal 2010 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. This includes fair value calculated in impairment assessments of goodwill, indefinite-lived intangible assets, and other long-lived assets. We adopted the guidance at the beginning of fiscal 2010 for all fair value measurements of nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis, and the adoption did not have a material impact on our financial statements.
In fiscal 2009, we adopted new accounting guidance on share-based payment awards. The guidance requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. The adoption of the guidance did not have a material impact on our results of operations or financial condition.
NOTE 3. ACQUISITIONS AND DIVESTITURES
There were no acquisitions or divestitures in fiscal 2010.
In fiscal 2009, we sold our bread concentrates product line within our Bakeries and Foodservice segment, including a plant in Cedar Rapids, Iowa, for $8.3 million in cash. We recorded a pre-tax loss of $5.6 million on the transaction. We also sold a portion of the assets of the frozen unbaked bread dough product line within our Bakeries and Foodservice segment, including plants in Bakersfield, California; Hazleton, Pennsylvania; Montreal, Canada; and Vinita, Oklahoma, for $43.9 million in cash, an $11.9 million note receivable, and contingent future payments based on the post-sale performance of the product line. Certain assets sold were shared with a frozen dinner roll product line within our U.S. Retail segment, and we exited this product line as a result of the asset sale. We recorded a pre-tax loss of $38.3 million. In fiscal 2010, we recorded cash proceeds of $3.2 million related to the repayment of the note. Additional cash proceeds will be recognized in the future as the note is repaid and if the buyer is required to make any performance-based contingent payments. In fiscal 2009, we sold our Pop•Secret microwave popcorn product line from our U.S. Retail segment for $192.5 million in cash, and we recorded a pre-tax gain of $128.8 million. We received cash proceeds of $158.9 million after repayment of a lease obligation and transaction costs. In fiscal 2009, we also acquired Humm Foods, Inc. (Humm Foods), the maker of Lärabar fruit and nut energy bars. We issued 1.8 million shares of our common stock with a value of $55.0 million to the shareholders of Humm Foods as consideration for the acquisition. We recorded the purchase price less tangible and intangible net assets acquired as goodwill of $41.6 million. The pro forma effect of this acquisition was not material.
During fiscal 2008, the 8th Continent soymilk business was sold. Our 50 percent share of the after-tax gain on the sale was $2.2 million, of which we recognized $1.7 million in after-tax earnings from joint ventures in fiscal 2008. In fiscal 2010, we recorded an additional gain of $0.6 million when certain conditions related to the sale were satisfied. Also during fiscal 2008, we acquired a controlling interest in HD Distributors (Thailand) Company Limited. Prior to acquiring the controlling interest, we accounted for our investment as a joint venture. The purchase price, net of cash acquired, resulted in a $1.3 million cash inflow classified in acquisitions on the Consolidated Statements of Cash Flows.
NOTE 4. RESTRUCTURING, IMPAIRMENT, AND OTHER EXIT COSTS
We view our restructuring activities as a way to meet our long-term growth targets. Activities we undertake must meet internal rate of return and net present value targets. Each restructuring action normally takes one to two years to complete. At completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. These activities result in various restructuring costs, including asset write-offs, exit charges including severance, contract termination fees, and decommissioning and other costs. Depreciation associated with restructured assets as used in the context of our disclosures regarding restructuring activity refers to the increase in depreciation expense caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under an approved restructuring plan. Any impairment of the asset is recognized immediately in the period the plan is approved.

In fiscal 2010, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense (Income), in Millions

Discontinuation of kids’ refrigerated yogurt beverage and microwave soup product lines	$24.1
Discontinuation of the breadcrumbs product line at Federalsburg, Maryland plant	6.2
Sale of Contagem, Brazil bread and pasta plant	(0.6)
Charges associated with restructuring actions previously announced	1.7

Total	$31.4

In fiscal 2010, we decided to exit our kids’ refrigerated yogurt beverage product line at our Murfreesboro, Tennessee plant and our microwave soup product line at our Vineland, New Jersey plant to rationalize capacity for more profitable items. Our decisions to exit these U.S. Retail segment products resulted in a $24.1 million non-cash charge against the related long-lived assets. No employees were affected by these actions. We expect to recognize $2.1 million of other exit costs related to these actions, which we anticipate will be completed by the end of the second quarter of fiscal 2011. We also decided to exit our breadcrumbs product line at our Federalsburg, Maryland in our Bakeries and Foodservice segment. As a result of this decision, we concluded that the future cash flows generated by these products were insufficient to recover the net book value of the associated long-lived assets. Accordingly, we recorded a non-cash charge of $6.2 million primarily related to the impairment of these long-lived assets and in the fourth quarter of fiscal 2010, we sold our breadcrumbs manufacturing facility in Federalsburg for $2.9 million. In fiscal 2010, we also recorded a $0.6 million net gain on the sale of our previously closed Contagem, Brazil bread and pasta plant for cash proceeds of $5.9 million, and recorded $1.7 million of costs related to previously announced restructuring actions. In fiscal 2010, we paid $8 million in cash related to restructuring actions taken in fiscal 2010 and previous years.
In fiscal 2009, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions

Closure of Contagem, Brazil bread and pasta plant	$16.8
Discontinuation of product line at Murfreesboro, Tennessee plant	8.3
Charges associated with restructuring actions previously announced	16.5

Total	$41.6

In fiscal 2009, due to declining financial results, we approved the restructuring of our International segment’s business in Brazil. We discontinued the production and marketing of Forno De Minas cheese bread and Frescarini pasta brands in Brazil and closed our Contagem, Brazil manufacturing facility. These actions affected 556 employees in our Brazilian operations. Our other product lines in Brazil were not affected by the decision. As a result of this decision, we incurred a charge of $16.8 million in the fourth quarter of fiscal 2009, consisting primarily of $5.3 million of employee severance, a $10.2 million non-cash impairment charge to write down assets to their net realizable value, and $1.3 million of other costs associated with this restructuring action. This restructuring action was completed in the second quarter of fiscal 2010.
In fiscal 2009, due to declining net sales and to improve manufacturing capacity for other product lines, we decided to exit our U.S. Retail segment’s Perfect Portions refrigerated biscuits product line at our manufacturing facility in Murfreesboro, Tennessee. We recorded an $8.0 million non-cash impairment charge against long lived assets used for this product line and $0.3 million of other costs associated with this restructuring action. Our other product lines at Murfreesboro were not affected by the decision, and no employees were affected by this action, which was completed in the second quarter of fiscal 2010.
In fiscal 2009, we also incurred $16.5 million of incremental plant closure expenses related to previously announced restructuring activities, including $10.3 million for the remainder of our lease obligation at our previously closed facility in Trenton, Ontario.

In fiscal 2008, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions

Closure of Poplar, Wisconsin plant	$2.7
Closure and sale of Allentown, Pennsylvania frozen waffle plant	9.4
Closure of leased Trenton, Ontario frozen dough plant	10.9
Restructuring of production scheduling and discontinuation of cake product line at Chanhassen, Minnesota plant	1.6
Gain on sale of previously closed Vallejo, California plant	(7.1)
Charges associated with restructuring actions previously announced	3.5

Total	$21.0

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

		Contract	Other
In Millions	Severance	Termination	Exit Costs	Total

Reserve balance as of May 27, 2007	$3.4	$—	$0.9	$4.3
2008 charges, including foreign currency translation	20.9	—	—	20.9
Utilized in 2008	(16.7)	—	(0.6)	(17.3)

Reserve balance as of May 25, 2008	7.6	—	0.3	7.9
2009 charges, including foreign currency translation	5.5	10.3	—	15.8
Utilized in 2009	(4.7)	—	(0.2)	(4.9)

Reserve balance as of May 31, 2009	8.4	10.3	0.1	18.8
2010 charges, including foreign currency translation	0.2	0.8	—	1.0
Utilized in 2010	(6.0)	(3.0)	—	(9.0)

Reserve balance as of May 30, 2010	$2.6	$8.1	$0.1	$10.8

The charges recognized in the roll forward of our reserves for restructuring and other exit costs do not include items charged directly to expense (e.g., asset impairment charges, the gain or loss on the sale of restructured assets, and the write-off of spare parts) and other periodic exit costs recognized as incurred, as those items are not reflected in our restructuring and other exit cost reserves on our Consolidated Balance Sheets.
NOTE 5. INVESTMENTS IN JOINT VENTURES
We have a 50 percent equity interest in Cereal Partners Worldwide (CPW), which manufactures and markets ready-to-eat cereal products in more than 130 countries and republics outside the United States and Canada. CPW also markets cereal bars in several European countries and manufactures private label cereals for customers in the United Kingdom. We have guaranteed a portion of CPW’s debt and its pension obligation in the United Kingdom.
We also have a 50 percent equity interest in Häagen-Dazs Japan, Inc. (HDJ). This joint venture manufactures, distributes, and markets Häagen-Dazs ice cream products and frozen novelties.
Results from our CPW and HDJ joint ventures are reported for the 12 months ended March 31.
During fiscal 2008, the 8th Continent soy milk business was sold, and our 50 percent share of the after-tax gain on the sale was $2.2 million, of which $1.7 million was recorded in fiscal 2008. In fiscal 2010 we recorded an additional gain of $0.6 million when certain conditions related to the sale were satisfied.

Joint venture balance sheet activity follows:

	May 30,	May 31,
In Millions	2010	2009

Cumulative investments	$398.1	$283.3
Goodwill and other intangibles	512.6	593.9
Aggregate advances	238.2	114.8

Joint venture earnings and cash flow activity follows:

	Fiscal Year
In Millions	2010	2009	2008

Sales to joint ventures	$10.7	$14.2	$12.8
Net advances (repayments)	128.1	(8.2)	(75.2)
Dividends received	88.0	68.5	108.7

Summary combined financial information for the joint ventures on a 100 percent basis follows:

	Fiscal Year
In Millions	2010	2009	2008

Net sales	$2,360.0	$2,280.0	$2,207.7
Gross margin	1,053.2	873.5	906.6
Earnings before income taxes	251.2	234.7	231.7
Earnings after income taxes	202.3	175.3	190.4

	May 30,	May 31,
In Millions	2010	2009

Current assets	$731.7	$835.4
Noncurrent assets	907.3	895.0
Current liabilities	1,322.0	1,394.6
Noncurrent liabilities	112.1	66.9

CPW reclassified certain expenses as a reduction to net sales. To conform to the current period presentation, CPW reduced its previously reported net sales by approximately $150 million in fiscal 2009 and $200 million in 2008. There was no effect on after-tax earnings from joint ventures in our Consolidated Statements of Earnings.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets are as follows:

	May 30,	May 31,
In Millions	2010	2009

Goodwill	$6,592.8	$6,663.0

Other intangible assets:
Intangible assets not subject to amortization:
Brands	3,679.6	3,705.3
Intangible assets subject to amortization:
Patents, trademarks, and other finite-lived intangibles	54.4	56.1
Less accumulated amortization	(19.0)	(14.4)

Intangible assets subject to amortization	35.4	41.7

Other intangible assets	3,715.0	3,747.0

Total	$10,307.8	$10,410.0

The changes in the carrying amount of goodwill for fiscal 2008, 2009, and 2010 are as follows:

			Bakeries and	Joint
In Millions	U.S. Retail	International	Foodservice	Ventures	Total

Balance as of May 27, 2007	$5,202.9	$142.2	$981.8	$508.5	$6,835.4
Finalization of purchase accounting	—	(0.3)	—	(16.3)	(16.6)
Adoption of FIN 48	(110.9)	(10.6)	(30.4)	—	(151.9)
Other activity, primarily foreign currency translation	15.0	15.1	4.3	84.8	119.2

Balance as of May 25, 2008	5,107.0	146.4	955.7	577.0	6,786.1
Acquisition of Humm Foods	41.6	—	—	—	41.6
Divestitures	(17.8)	(0.1)	(23.7)	—	(41.6)
Deferred tax adjustment related to divestitures	(46.5)	(4.5)	(12.8)	—	(63.8)
Deferred tax adjustment resulting from change in acquisition-related income tax liabilities	14.0	1.3	3.8	—	19.1
Other activity, primarily foreign currency translation	—	(19.8)	—	(58.6)	(78.4)

Balance as of May 31, 2009	5,098.3	123.3	923.0	518.4	6,663.0
Other activity, primarily foreign currency translation	—	(1.3)	—	(68.9)	(70.2)

Balance as of May 30, 2010	$5,098.3	$122.0	$923.0	$449.5	$6,592.8

The changes in the carrying amount of other intangible assets for fiscal 2008, 2009, and 2010 are as follows:

			Joint
In Millions	U.S. Retail	International	Ventures	Total

Balance as of May 27, 2007	$3,175.2	$460.9	$57.9	$3,694.0
Finalization of purchase accounting	—	15.6	16.3	31.9
Other activity, primarily foreign currency translation	—	42.3	9.0	51.3

Balance as of May 25, 2008	3,175.2	518.8	83.2	3,777.2
Acquisition of Humm Foods	19.4	—	—	19.4
Other activity, primarily foreign currency translation	14.3	(56.2)	(7.7)	(49.6)

Balance as of May 31, 2009	3,208.9	462.6	75.5	3,747.0
Other activity, primarily foreign currency translation	(2.3)	(17.3)	(12.4)	(32.0)

Balance as of May 30, 2010	$3,206.6	$445.3	$63.1	$3,715.0

NOTE 7. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES
FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 30, 2010, and May 31, 2009, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2010	2009	2010	2009	2010	2009	2010	2009

Available for sale:
Debt securities	$11.8	$35.1	$11.9	$35.0	$0.1	$0.1	$—	$(0.2)
Equity securities	6.1	6.1	15.5	13.8	9.4	7.7	—	—

Total	$17.9	$41.2	$27.4	$48.8	$9.5	$7.8	$—	$(0.2)

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

	Available for Sale
		Market
In Millions	Cost	Value

Under 1 year (current)	$4.8	$4.8
From 1 to 3 years	0.8	0.8
From 4 to 7 years	4.1	4.1
Over 7 years	2.1	2.2
Equity securities	6.1	15.5

Total	$17.9	$27.4

Marketable securities with a market value of $2.3 million as of May 30, 2010, were pledged as collateral for certain derivative contracts.
The fair values and carrying amounts of long-term debt, including the current portion, were $5,958.8 million and $5,375.8 million as of May 30, 2010. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments.
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
As discussed in Note 2, we do not perform the assessments required to achieve hedge accounting for commodity derivative positions. Pursuant to this policy, unallocated corporate items for fiscal 2010 and fiscal 2009 included:

	Fiscal Year
In Millions	2010	2009	2008

Net gain (loss) on mark-to-market valuation of commodity positions	$(54.7)	$(249.6)	$115.3
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	55.7	134.8	(55.7)
Net mark-to-market revaluation of certain grain inventories	(8.1)	(4.1)	(2.6)

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(7.1)	$(118.9)	$57.0

As of May 30, 2010, the net notional value of commodity derivatives was $464.2 million, of which $295.2 million related to agricultural inputs and $169.0 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
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
Floating Interest Rate Exposures — Except as discussed below, floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2010, 2009 and 2008.
Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2010, 2009 and 2008.
In advance of a planned debt financing in fiscal 2011, we entered into $500 million of treasury lock derivatives with an average fixed rate of 4.3 percent. All of these treasury locks were cash settled for $17.1 million coincident with the issuance of our $500 million 30-year fixed-rate notes, which settled subsequent to our fiscal 2010 year end, on June 1, 2010. As of May 30, 2010, a $16.8 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.
During the second quarter of fiscal 2010 we entered into $700 million of swaps to convert $700 million of 5.65 percent fixed-rate notes due September 10, 2012, to floating rates. In May 2010, we repurchased $179.2 million of our 5.65 percent notes, and as a result, we received $2.7 million to settle a portion of these swaps that related to the repurchased debt.
In anticipation of our acquisition of The Pillsbury Company (Pillsbury) and other financing needs, we entered into pay-fixed interest rate swap contracts during fiscal 2001 and 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. As of May 30, 2010, we still owned $1.6 billion of Pillsbury-related pay-fixed swaps that were previously neutralized with offsetting pay-floating swaps in fiscal 2002.
In advance of a planned debt financing in fiscal 2007, we entered into $700.0 million pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent. All of these forward-starting interest rate swaps were cash settled for $22.5 million coincident with our $1.0 billion 10-year fixed-rate note offering on January 24, 2007. As of May 30, 2010, a $14.9 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.
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

	May 30,	May 31,
In Millions	2010	2009

Pay-floating swaps — notional amount	$2,155.6	$1,859.3
Average receive rate	4.8%	5.7%
Average pay rate	0.3%	0.3%
Pay-fixed swaps — notional amount	$1,600.0	$2,250.0
Average receive rate	0.3%	0.5%
Average pay rate	7.3%	6.4%

The swap contracts mature at various dates from fiscal 2011 to 2013 as follows:

	Fiscal Year Maturity Date
In Millions	Pay Floating	Pay Fixed

2011	$17.6	$—
2012	1,603.3	850.0
2013	534.7	750.0

Total	$2,155.6	$1,600.0

FOREIGN EXCHANGE RISK
Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to foreign-denominated commercial paper, third party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-denominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.
The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2010, 2009 and 2008.
We also have many net investments in foreign subsidiaries that are denominated in euros. We hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 30, 2010, we had deferred net foreign currency transaction losses of $95.7 million in accumulated other comprehensive loss (AOCI) associated with hedging activity.
FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION
We categorize assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:
Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3:	Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.

The fair values of our assets, liabilities, and derivative positions recorded at fair value as of May 30, 2010, were as follows:

	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (d)	$—	$5.8	$—	$5.8	$—	$(17.1)	$—	$(17.1)
Foreign exchange contracts (b) (c)	—	8.6	—	8.6	—	(12.5)	—	(12.5)

Total	—	14.4	—	14.4	—	(29.6)	—	(29.6)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (d)	—	124.3	—	124.3	—	(163.1)	—	(163.1)
Foreign exchange contracts (b)	—	9.5	—	9.5	—	(1.0)	—	(1.0)
Commodity contracts (b) (f)	—	7.4	—	7.4	(5.6)	—	—	(5.6)

Total	—	141.2	—	141.2	(5.6)	(164.1)	—	(169.7)

Other assets and liabilities reported at fair value:
Marketable investments (a) (e)	15.5	11.9	—	27.4	—	—	—	—
Grain contracts (b) (f)	—	11.9	—	11.9	—	(13.0)	—	(13.0)
Long-lived assets (g)	—	0.4	—	0.4	—	—	—	—

Total	15.5	24.2	—	39.7	—	(13.0)	—	(13.0)

Total assets, liabilities, and derivative positions recorded at fair value	$15.5	$179.8	$—	$195.3	$(5.6)	$(206.7)	$—	$(212.3)

(a)	These contracts and investments are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(c)	Based on observable market transactions of spot currency rates and forward currency prices.

(d)	Based on LIBOR and swap rates.

(e)	Based on prices of common stock and bond matrix pricing.

(f)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(g)	We recorded a $6.6 million non-cash impairment charge in fiscal 2010 to write down certain long-lived assets to their fair value of $0.4 million. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a book value of $7.0 million and were associated with the exit activities described in Note 4.
We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, net investment hedges, and other derivatives not designated as hedging instruments for the fiscal years ended May 30, 2010, and May 31, 2009, follows:

	Interest Rate		Foreign Exchange		Equity		Commodity
	Contracts		Contracts		Contracts		Contracts		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI (a)	$(11.7)	$(1.1)	$(13.3)	$9.1	$—	$—	$—	$—	$(25.0)	$8.0
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(18.0)	(15.8)	(26.4)	27.7	—	—	—	—	(44.4)	11.9
Amount of gain (loss) recognized in earnings (c) (d)	(0.3)	(0.1)	(0.5)	0.3	—	—	—	—	(0.8)	0.2
Derivatives in Fair Value Hedging Relationships:
Amount of net gain recognized in earnings (d)	0.2	—	—	—	—	—	—	—	0.2	—
Derivatives in Net Investment Hedging Relationships:
Amount of gain recognized in OCI (a)	—	—	—	6.0	—	—	—	—	—	6.0
Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in earnings (e)	0.2	3.3	13.3	(70.2)	0.2	0.2	(54.7)	(249.6)	(41.0)	(316.3)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Net gain recognized in earnings is related to the ineffective portion of the hedging relationship and the related hedged items. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(e)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts.
AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized losses from interest rate cash flow hedges recorded in AOCI as of May 30, 2010, totaled $25.1 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. As of May 30, 2010, we had no amounts from commodity derivatives recorded in AOCI. Unrealized losses from foreign currency cash flow hedges recorded in AOCI as of May 30, 2010, were $3.8 million after-tax. The net amount of pre-tax gains and losses in AOCI as of May 30, 2010, that we expect to be reclassified into net earnings within the next 12 months is $17.5 million of expense.
CREDIT-RISK-RELATED CONTINGENT FEATURES
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 30, 2010, was $16.3 million. We have not posted any collateral associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on May 30, 2010, we would be required to post an additional $16.3 million of collateral to the counterparties.

CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK
During fiscal 2010, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 23 percent of our consolidated net sales and 30 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 5 percent of our net sales in the International segment and 7 percent of our net sales in the Bakeries and Foodservice segment. As of May 30, 2010, Wal-Mart accounted for 28 percent of our U.S. Retail receivables, 4 percent of our International receivables, and 7 percent of our Bakeries and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 54 percent of its fiscal 2010 net sales, the five largest customers in our International segment accounted for 23 percent of its fiscal 2010 net sales, and the five largest customers in our Bakeries and Foodservice segment accounted for 45 percent of its fiscal 2010 net sales.
We enter into interest rate, foreign exchange, and certain commodity and equity derivatives, primarily with a diversified group of highly rated counterparties. We continually monitor our positions and the credit ratings of the counterparties involved and, by policy, limit the amount of credit exposure to any one party. These transactions may expose us to potential losses due to the risk of nonperformance by these counterparties; however, we have not incurred a material loss. We also enter into commodity futures transactions through various regulated exchanges.
The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $60.1 million against which we hold $20.0 million of collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.
NOTE 8. DEBT
Notes Payable
The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 30, 2010		May 31, 2009
		Weighted-		Weighted-
		Average		Average
	Notes	Interest	Notes	Interest
In Millions	Payable	Rate	Payable	Rate

U.S. commercial paper	$973.0	0.3%	$401.8	0.5%
Euro commercial paper	—	—	275.0	0.5
Financial institutions	77.1	10.6	135.4	12.9

Total	$1,050.1	1.1%	$812.2	2.6%

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. We also have $278.9 million in uncommitted credit lines that support our foreign operations. As of May 30, 2010, there were no amounts outstanding on the fee-paid committed credit lines and $76.5 was drawn on the uncommitted lines. The credit facilities contain several covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5. We were in compliance with all credit facility covenants as of May 30, 2010.
Long-Term Debt
In May 2010, we paid $437.0 million to repurchase in a cash tender offer $400.0 million of our previously issued debt. We repurchased $220.8 million of our 6.0 percent notes due 2012 and $179.2 million of our 5.65 percent notes due 2012. As a result of the repurchase, we recorded interest expense of $40.1 million which represented the premium paid in the tender offer, the write-off of the remaining discount and unamortized fees, and the settlement of related swaps. We issued commercial paper to fund the repurchase.
During fiscal 2010, we repaid $88.0 million of long-term bank debt held by wholly owned foreign subsidiaries.
In January 2009, we issued $1.2 billion aggregate principal amount of 5.65 percent notes due 2019. In August 2008, we issued $700.0 million aggregate principal amount of 5.25 percent notes due 2013. The proceeds of these notes were used to repay a portion of our outstanding commercial paper. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time for a specified make-whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.
In June 2010, subsequent to our fiscal 2010 year end, we issued $500.0 million aggregate principal amount of 5.4 percent notes due 2040. The significant terms of these notes are similar to our previously issued notes.
Certain of our long-term debt and noncontrolling interests agreements contain restrictive covenants. As of May 30, 2010, we were in compliance with all of these covenants.
As of May 30, 2010, the $40.6 million pre-tax loss recorded in AOCI associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from AOCI to net interest in fiscal 2011 is $13.1 million pre-tax.
A summary of our long-term debt is as follows:

	May 30,	May 31,
In Millions	2010	2009

5.65% notes due February 15, 2019	$1,150.0	$1,150.0
6% notes due February 15, 2012	1,019.5	1,240.3
5.7% notes due February 15, 2017	1,000.0	1,000.0
5.2% notes due March 17, 2015	750.0	750.0
5.25% notes due August 15, 2013	700.0	700.0
5.65% notes due September 10, 2012	520.8	700.0
Medium-term notes, 4.8% to 9.1%, due fiscal 2011 or later	204.4	204.4
Debt of consolidated contract manufacturer	20.9	26.5
Floating-rate notes due January 22, 2010	—	500.0
Other, including capital leases	10.2	(7.9)

	5,375.8	6,263.3
Less amount due within one year	(107.3)	(508.5)

Total long-term debt	$5,268.5	$5,754.8

Principal payments due on long-term debt in the next five years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are $107.3 million in fiscal 2011, $1,031.3 million in fiscal 2012, $633.6 million in fiscal 2013, $702.6 million in fiscal 2014, and $750.1 million in fiscal 2015.
NOTE 9. NONCONTROLLING INTERESTS
As discussed in Note 1, at the beginning of fiscal 2010, we adopted new accounting guidance on noncontrolling interests in financial statements. As a result of this adoption, noncontrolling interests, previously reported primarily as minority interests, were reclassified to a separate section in equity on the Consolidated Balance Sheets.
Our principal noncontrolling interest relates to our subsidiary GMC. GMC issued a managing membership interest and limited preferred membership interests to certain of our wholly owned subsidiaries. We continue to hold the entire managing membership interest, and therefore direct the operations of GMC. We currently hold all interests in GMC other than Class A Limited Membership Interests (Class A Interests) which are held by an unrelated third-

party investor. As of May 30, 2010, the carrying value of all outstanding Class A Interests was $242.3 million, classified as noncontrolling interests on our Consolidated Balance Sheets.
The holder of the Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 65 basis points, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $248.1 million).
For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of GMC are included in our Consolidated Financial Statements. The return to the third-party investor is reflected in net earnings attributable to noncontrolling interests in the Consolidated Statements of Earnings.
In addition, we have 7 foreign subsidiaries that have minority interests totaling $2.8 million as of May 30, 2010.
Our noncontrolling interests contain restrictive covenants. As of May 30, 2010, we were in compliance with all of these covenants.
NOTE 10. STOCKHOLDERS’ EQUITY
Cumulative preference stock of 5.0 million shares, without par value, is authorized but unissued.
All common stock share and per share amounts have been adjusted for the two-for-one stock split on May 28, 2010.
During fiscal 2010, we repurchased 21.3 million shares of common stock for an aggregate purchase price of $691.8 million. During fiscal 2009, we repurchased 40.4 million shares of common stock for an aggregate purchase price of $1,296.4 million. During fiscal 2008, we repurchased 47.8 million shares of common stock for an aggregate purchase price of $1,384.6 million.
On December 10, 2007, our Board of Directors approved the retirement of 250.0 million shares of common stock in treasury. This action reduced common stock by $25.0 million, reduced additional paid-in capital by $5,055.8 million, and reduced common stock in treasury by $5,080.8 million on our Consolidated Balance Sheets.
In fiscal 2007, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock. On June 28, 2010, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock. The fiscal 2011 authorization terminated and replaced the fiscal 2007 authorization. Purchases under the authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no specified termination date.
In October 2004, Lehman Brothers Holdings Inc. (Lehman Brothers) issued $750.0 million of notes, which were mandatorily exchangeable for shares of our common stock. In connection with the issuance of those notes, an affiliate of Lehman Brothers entered into a forward purchase contract with us, under which we were obligated to deliver to such affiliate between 28.0 million and 34.0 million shares of our common stock, subject to adjustment under certain circumstances. We delivered 28.6 million shares in October 2007, in exchange for $750.0 million in cash from Lehman Brothers. We used the cash to reduce outstanding commercial paper balances.

The following table provides details of total comprehensive income:

	Fiscal 2010
In Millions	Pretax	Tax	Net

Net earnings attributable to General Mills			$1,530.5
Net earnings attributable to noncontrolling interests			4.5

Net earnings, including earnings attributable to noncontrolling interests			$1,535.0

Other comprehensive income (loss):
Foreign currency translation	$(163.3)	$—	$(163.3)
Net actuarial loss arising during period	(786.3)	314.8	(471.5)
Other fair value changes:
Securities	1.9	(0.7)	1.2
Hedge derivatives	(25.0)	10.6	(14.4)
Reclassification to earnings:
Hedge derivatives	44.4	(17.0)	27.4
Amortization of losses and prior service costs	19.1	(7.6)	11.5

Other comprehensive income (loss) in accumulated other comprehensive loss	(909.2)	300.1	(609.1)
Other comprehensive income attributable to noncontrolling interests	0.2	—	0.2

Other comprehensive income (loss)	$(909.0)	$300.1	$(608.9)

Total comprehensive income			$926.1

	Fiscal 2009
In Millions	Pretax	Tax	Net

Net earnings attributable to General Mills			$1,304.4
Net earnings attributable to noncontrolling interests			9.3

Net earnings, including earnings attributable to noncontrolling interests			$1,313.7

Other comprehensive income (loss):
Foreign currency translation	$(286.6)	$—	$(286.6)
Net actuarial loss arising during period	(1,254.0)	477.8	(776.2)
Other fair value changes:
Securities	(0.6)	0.2	(0.4)
Hedge derivatives	8.0	(3.4)	4.6
Reclassification to earnings:
Hedge derivatives	(11.9)	4.6	(7.3)
Amortization of losses and prior service costs	24.2	(9.2)	15.0

Other comprehensive income (loss) in accumulated other comprehensive loss	(1,520.9)	470.0	(1,050.9)
Other comprehensive loss attributable to noncontrolling interests	(1.2)	—	(1.2)

Other comprehensive income (loss)	$(1,522.1)	$470.0	$(1,052.1)

Total comprehensive income			$261.6

	Fiscal 2008
In Millions	Pretax	Tax	Net

Net earnings attributable to General Mills			$1,294.7
Net earnings attributable to noncontrolling interests			23.4

Net earnings, including earnings attributable to noncontrolling interests			$1,318.1

Other comprehensive income (loss):
Foreign currency translation	$243.1	$—	$243.1
Minimum pension liability	61.4	(22.0)	39.4
Other fair value changes:
Securities	1.5	(0.6)	0.9
Hedge derivatives	59.6	(21.3)	38.3
Reclassification to earnings:
Hedge derivatives	(64.5)	23.5	(41.0)
Amortization of losses and prior service costs	20.6	(8.1)	12.5

Other comprehensive income (loss) in accumulated other comprehensive income	321.7	(28.5)	293.2
Other comprehensive income attributable to noncontrolling interests	3.2	—	3.2

Other comprehensive income (loss)	$324.9	$(28.5)	$296.4

Total comprehensive income			$1,614.5

During fiscal 2009, we incurred unrecognized losses in excess of $1.1 billion on assets, primarily equity securities, in our defined benefit pension and other postretirement benefit plans. These losses were recognized in other comprehensive income. In fiscal 2010 and future years, the losses are reflected in pension expense using the market-related value of the plan assets over a five year period and amortized using a declining balance method over the average remaining service period of active plan participants.
In fiscal 2010, 2009, and 2008, except for reclassifications to earnings, changes in other comprehensive income (loss) were primarily non-cash items.
Accumulated other comprehensive loss balances, net of tax effects, were as follows:

	May 30,	May 31,
In Millions	2010	2009

Foreign currency translation adjustments	$194.9	$358.2
Unrealized gain (loss) from:
Securities	5.6	4.4
Hedge derivatives	(28.9)	(41.9)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,611.0)	(1,168.2)
Prior service costs	(47.5)	(30.3)

Accumulated other comprehensive loss	$(1,486.9)	$(877.8)

NOTE 11. STOCK PLANS
All shares and per share amounts have been adjusted for the two-for-one stock split on May 28, 2010.
We use broad-based stock plans to help ensure that management’s interests are aligned with those of our stockholders. As of May 30, 2010, a total of 24,337,402 shares were available for grant in the form of stock options, restricted shares, restricted stock units, and shares of common stock under the 2009 Stock Compensation Plan (2009

Plan) and the 2006 Compensation Plan for Non-Employee Directors (2006 Director Plan). On September 21, 2009, our stockholders approved the 2009 Plan, replacing the 2007 Stock Compensation Plan (2007 Plan). Restricted shares and restricted stock units may also be granted under our Executive Incentive Plan (EIP) through September 25, 2010. The 2009 Plan and EIP also provide for the issuance of cash-settled share-based units. Stock-based awards now outstanding include some granted under the 1995, 1996, 1998 (senior management), 1998 (employee), 2001, 2003, 2005, and 2007 stock plans, under which no further awards may be granted. The stock plans provide for full vesting of options, restricted shares, restricted stock units, and cash-settled share-based units upon completion of specified service periods or in certain circumstances, following a change of control.
Stock Options
The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2010	2009	2008

Estimated fair values of stock options granted	$3.20	$4.70	$5.28
Assumptions:
Risk-free interest rate	3.7%	4.4%	5.1%
Expected term	8.5 years	8.5 years	8.5 years
Expected volatility	18.9%	16.1%	15.6%
Dividend yield	3.4%	2.7%	2.7%

The valuation of stock options is a significant accounting estimate which requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate.
We estimate the fair value of each option on the grant date using the Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. For fiscal 2010 and all future grants, we have excluded historical volatility for fiscal 2002 and prior, primarily because volatility driven by our acquisition of Pillsbury does not reflect what we believe to be expected future volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility.
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
Any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a windfall tax benefit) is presented in the Consolidated Statements of Cash Flows as a financing cash flow.
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
Information on stock option activity follows:

		Weighted-		Weighted-
		Average		Average
	Options	Exercise	Options	Exercise
	Exercisable	Price	Outstanding	Price
	(Thousands)	Per Share	(Thousands)	Per Share

Balance as of May 27, 2007	79,011.8	$20.58	107,546.4	$21.54
Granted			10,998.8	29.38
Exercised			(12,270.2)	18.75
Forfeited or expired			(232.6)	25.21

Balance as of May 25, 2008	76,389.2	21.23	106,042.4	22.68
Granted			6,495.4	31.74
Exercised			(17,548.4)	19.60
Forfeited or expired			(382.4)	27.50

Balance as of May 31, 2009	67,619.2	21.96	94,607.0	23.84
Granted			6,779.4	27.99
Exercised			(20,013.6)	19.87
Forfeited or expired			(268.2)	24.82

Balance as of May 30, 2010	47,726.6	$22.89	81,104.6	$25.17

Stock-based compensation expense related to stock option awards was $34.4 million in fiscal 2010, $40.0 million in fiscal 2009, and $52.8 million in fiscal 2008.
Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year
In Millions	2010	2009	2008

Net cash proceeds	$388.5	$305.9	$192.0
Intrinsic value of options exercised	$271.8	$226.7	$134.4

Restricted Stock, Restricted Stock Units, and Cash-Settled Share-Based Units
Stock and units settled in stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2009 Plan. Restricted shares and restricted stock units, up to 50 percent of the value of an individual’s cash incentive award, may also be granted through the EIP. Certain restricted stock and restricted stock unit awards require the employee to deposit personally owned shares (on a one-for-one basis) during the restricted period. Restricted stock and restricted stock units generally vest and become unrestricted four years after the date of grant. Participants are entitled to dividends on such awarded shares and units, but only receive those amounts if the shares or units ultimately vest. The sale or transfer of these shares and units is restricted during the vesting period. Participants holding restricted stock, but not restricted stock units, are entitled to vote on matters submitted to holders of common stock for a vote.

Information on restricted stock unit and cash-settled share-based units activity follows:

	Equity Classified		Liability Classified
		Weighted-		Weighted-	Cash-Settled	Weighted-
	Share-Settled	Average	Share-Settled	Average	Share-Based	Average
	Units	Grant-Date Fair	Units	Grant-Date Fair	Units	Grant-Date Fair
	(Thousands)	Value	(Thousands)	Value	(Thousands)	Value

Non-vested as of May 31, 2009	8,782.1	$28.35	317.6	$28.98	1,749.9	$31.70
Granted	2,494.3	28.12	141.0	27.92	2,110.4	27.92
Vested	(898.3)	26.02	(17.2)	28.95	(74.3)	29.85
Forfeited or expired	(168.3)	29.13	(17.1)	28.85	(82.3)	28.86

Non-vested as of May 30, 2010	10,209.8	$28.49	424.3	$28.64	3,703.7	$29.65

	Fiscal Year
	2010	2009	2008

Number of units granted (thousands)	4,745.7	4,348.0	3,904.4
Weighted average price per unit	$28.03	$31.70	$29.31

The total grant-date fair value of restricted stock unit awards that vested during fiscal 2010 was $26.1 million, and restricted stock unit awards with a grant-date fair value of $79.9 million vested during fiscal 2009.
As of May 30, 2010, unrecognized compensation expense related to non-vested stock options and restricted stock units was $187.2 million. This expense will be recognized over 21 months, on average.
Stock-based compensation expense related to restricted stock units and cash-settled share-based payment awards was $131.0 million for fiscal 2010, $101.4 million for fiscal 2009, and $80.4 million for fiscal 2008.
NOTE 12. EARNINGS PER SHARE
All shares and per share amounts have been adjusted for the two-for-one stock split on May 28, 2010.
Basic and diluted earnings per share (EPS) were calculated using the following:

	Fiscal Year
In Millions, Except per Share Data	2010	2009	2008

Net earnings attributable to General Mills	$1,530.5	$1,304.4	$1,294.7
Capital appreciation paid on Series B-1 Interests in GMC (a)	—	—	(8.0)

Net earnings for basic and diluted EPS calculations	$1,530.5	$1,304.4	$1,286.7

Average number of common shares — basic EPS	659.6	663.7	665.9
Incremental share effect from:
Stock options (b)	17.7	17.9	21.3
Restricted stock, restricted stock units, and other (b)	6.0	5.5	5.6
Forward purchase contract (c)	—	—	1.0

Average number of common shares — diluted EPS	683.3	687.1	693.8

Earnings per share — basic	$2.32	$1.96	$1.93
Earnings per share — diluted	$2.24	$1.90	$1.85

(a)	On August 7, 2007, we repurchased all of the Series B-1 limited membership interests in GMC for $843 million, of which $8 million related to capital appreciation paid to the third-party holders of the interests and reduced net earnings available to common stockholders in our basic and diluted EPS calculations.

(b)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2010	2009	2008

Anti-dilutive stock options and restricted stock units	6.3	14.2	9.4

(c)	On October 15, 2007, we settled a forward purchase contract with Lehman Brothers by issuing 28.6 million shares of common stock.
NOTE 13. RETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS
Defined Benefit Pension Plans
We have defined benefit pension plans covering most domestic, Canadian, and United Kingdom employees. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $200.0 million of voluntary contributions to our principal domestic plans in fiscal 2009. We did not make any contributions in fiscal 2010, and we do not expect to be required to make any contributions in fiscal 2011. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control.
Other Postretirement Benefit Plans
We also sponsor plans that provide health care benefits to the majority of our domestic and Canadian retirees. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We did not make voluntary contributions to these plans in fiscal 2010 or fiscal 2009.
Health Care Cost Trend Rates
Assumed health care costs trends are as follows:

	Fiscal Year
	2010	2009

Health care cost trend rate for next year	9.0% and 9.0%	9.0% and 9.5%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.2%	5.2%
Year that the rate reaches the ultimate trend rate	2019	2018

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 9.0 percent for all retirees. Rates are graded down annually until the ultimate trend rate of 5.2 percent is reached in 2019 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
In Millions	Increase	Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2011	$7.9	$(6.8)
Effect on the other postretirement accumulated benefit obligation as of May 30, 2010	96.7	(85.0)

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act) was signed into law in March 2010. The Act codifies health care reforms with staggered effective dates from 2010 to 2018. Estimates of the future impacts of several of the Act’s provisions are incorporated into our postretirement benefit liability including the elimination of lifetime maximums and the imposition of an excise tax on high cost health plans. These changes resulted in a $24.0 million increase in our postretirement benefit liability as of May 30, 2010.
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
We use our fiscal year end as the measurement date for all our defined benefit pension and other postretirement benefit plans.

Summarized financial information about defined benefit pension, other postretirement, and postemployment benefits plans is presented below:

			Other
	Defined Benefit		Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2010	2009	2010	2009	2010	2009

Change in Plan Assets:
Fair value at beginning of year	$3,157.8	$4,128.7	$235.6	$349.6
Actual return on assets	535.9	(1,009.1)	41.0	(94.4)
Employer contributions	17.1	220.2	0.1	0.1
Plan participant contributions	3.5	3.1	11.3	11.0
Benefits payments	(182.6)	(177.4)	(3.7)	(30.7)
Foreign currency	(1.9)	(7.7)	—	—

Fair value at end of year	$3,529.8	$3,157.8	$284.3	$235.6

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$3,167.3	$3,224.1	$852.0	$911.3	$112.5	$104.6
Service cost	70.9	76.5	12.9	14.2	7.2	6.5
Interest cost	230.3	215.4	61.6	61.2	5.6	4.9
Plan amendment	25.8	0.3	7.5	(1.3)	—	2.3
Curtailment/other	—	—	—	—	10.6	8.4
Plan participant contributions	3.5	3.1	11.3	11.0	—	—
Medicare Part D reimbursements	—	—	4.7	4.7	—	—
Actuarial loss (gain)	716.4	(166.8)	168.1	(92.0)	11.8	1.6
Benefits payments	(182.6)	(177.4)	(57.5)	(57.8)	(17.6)	(15.6)
Foreign currency	(1.6)	(7.9)	—	0.7	0.2	(0.2)

Projected benefit obligation at end of year	$4,030.0	$3,167.3	$1,060.6	$852.0	$130.3	$112.5

Plan assets less than benefit obligation as of fiscal year end	$(500.2)	$(9.5)	$(776.3)	$(616.4)	$(130.3)	$(112.5)

The accumulated benefit obligation for all defined benefit plans was $3,620.3 million as of May 30, 2010, and $2,885.3 million as of May 31, 2009.
Amounts recognized in accumulated other comprehensive loss as of May 30, 2010, and May 31, 2009, are as follows:

			Other
	Defined Benefit		Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2010	2009	2010	2009	2010	2009	2010	2009

Net actuarial loss	$(1,369.9)	$(1,028.2)	$(225.2)	$(130.3)	$(15.9)	$(9.7)	$(1,611.0)	$(1,168.2)
Prior service (costs) credits	(41.3)	(29.6)	1.0	6.8	(7.2)	(7.5)	(47.5)	(30.3)

Amounts recorded in accumulated other comprehensive loss	$(1,411.2)	$(1,057.8)	$(224.2)	$(123.5)	$(23.1)	$(17.2)	$(1,658.5)	$(1,198.5)

Plans with accumulated benefit obligations in excess of plan assets are as follows:

			Other
	Defined Benefit		Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2010	2009	2010	2009	2010	2009

Projected benefit obligation	$299.6	$225.2	$—	$—	$—	$—
Accumulated benefit obligation	252.5	194.4	1,060.6	852.0	130.3	112.5
Plan assets at fair value	17.3	15.9	284.3	235.6	—	—

Components of net periodic benefit (income) costs are as follows:

	Defined Benefit			Other Postretirement			Postemployment
	Pension Plans			Benefit Plans			Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2010	2009	2008	2010	2009	2008	2010	2009	2008

Service cost	$70.9	$76.5	$80.1	$12.9	$14.2	$16.4	$7.2	$6.5	$5.4
Interest cost	230.3	215.4	196.7	61.6	61.2	58.8	5.7	4.9	3.7
Expected return on plan assets	(400.1)	(385.8)	(360.6)	(29.2)	(30.0)	(30.3)	—	—	—
Amortization of losses	8.4	7.8	22.7	2.0	7.2	15.3	1.0	1.0	(0.2)
Amortization of prior service costs (credits)	6.9	7.4	7.5	(1.6)	(1.4)	(1.4)	2.4	2.2	2.2
Other adjustments	—	—	—	—	—	—	10.6	8.4	2.3
Settlement or curtailment losses	—	—	0.3	—	—	—	—	—	—

Net (income) expense	$(83.6)	$(78.7)	$(53.3)	$45.7	$51.2	$58.8	$26.9	$23.0	$13.4

We expect to recognize the following amounts in net periodic benefit (income) costs in fiscal 2011:

		Other
	Defined Benefit	Postretirement	Postemployment
In Millions	Pension Plans	Benefit Plans	Benefit Plans

Amortization of losses	$81.2	$14.4	$2.1
Amortization of prior service costs (credits)	9.0	(0.6)	2.4

Assumptions
Weighted-average assumptions used to determine fiscal year-end benefit obligations are as follows:

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2010	2009	2010	2009	2010	2009

Discount rate	5.85%	7.49%	5.80%	7.45%	5.12%	7.06%
Rate of salary increases	4.93	4.92	—	—	4.93	4.93

Weighted-average assumptions used to determine fiscal year net periodic benefit (income) costs are as follows:

	Defined Benefit			Other Postretirement			Postemployment
	Pension Plans			Benefit Plans			Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate	7.49%	6.88%	6.18%	7.45%	6.90%	6.15%	7.06%	6.64%	6.05%
Rate of salary increases	4.92	4.93	4.39	—	—	—	4.93	4.93	4.39
Expected long-term rate of return on plan assets	9.55	9.55	9.56	9.33	9.35	9.33	—	—	—

Discount Rates
Our discount rate assumptions are determined annually as of the last day of our fiscal year for all of our defined benefit pension, other postretirement, and postemployment benefit plan obligations. We also use the same discount rates to determine defined benefit pension, other postretirement, and postemployment benefit plan income and expense for the following fiscal year. We work with our actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using the top quartile of AA-rated corporate bond yields, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.
Fair Value of Plan Assets
In the fourth quarter of fiscal 2010, we adopted new accounting guidance requiring additional disclosures for plan assets of defined benefit pension and other postretirement benefit plans. This guidance requires that we categorize plan assets within a three level fair value hierarchy as described in Note 7.
The fair values of our pension and postretirement benefit plan assets at May 30, 2010, by asset category are as follows:

				Total
In Millions	Level 1	Level 2	Level 3	Assets

Fair value measurement of pension plan assets:
Equity (a)	$744.5	$716.6	$512.8	$1,973.9
Fixed income (b)	700.0	206.0	3.9	909.9
Real asset investments (c)	72.4	75.8	298.7	446.9
Other investments (d)	—	39.9	0.3	40.2
Cash and accruals	158.9	—	—	158.9

Total fair value measurement of pension plan assets	$1,675.8	$1,038.3	$815.7	$3,529.8

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$10.1	$81.4	$25.7	$117.2
Fixed income (b)	1.1	46.1	1.7	48.9
Real asset investments (c)	0.1	3.7	14.6	18.4
Other investments (d)	—	71.4	—	71.4
Cash and accruals	28.4	—	—	28.4

Fair value measurement of postretirement benefit plan assets	$39.7	$202.6	$42.0	$284.3

(a)	Primarily publicly traded common stock and private equity partnerships for purposes of total return and to maintain equity exposure consistent with policy allocations. Investments include: i) United States and international equity securities, mutual funds and equity futures valued at closing prices from national exchanges; and ii) commingled funds, privately held securities and private equity partnerships valued at unit values or net asset values provided by the investment managers, which are based on the fair value of the underlying investments. Various methods are used to determine fair values and may include the cost of the investment, most recent financing, and expected cash flows. For some of these investments, realization of the estimated fair value is dependent upon transactions between willing sellers and buyers.
(b)	Primarily government and corporate debt securities for purposes of total return and managing fixed income exposure to policy allocations. Investments include: i) fixed income securities and bond futures generally valued at closing prices from national exchanges, fixed income pricing models and/or independent financial analysts; and ii) fixed commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.
(c)	Publicly traded common stock and limited partnerships in the energy and real estate sectors for purposes of total return. Investments include: i) energy and real estate securities generally valued at closing prices from national exchanges; and ii) commingled funds, private securities, and limited partnerships valued at unit values or net asset values provided by the investment managers, which are generally based on the fair value of the underlying investments.
(d)	Global balanced fund of equity, fixed income and real estate securities for purposes of meeting Canadian pension plan asset allocation policies and insurance and annuity contracts for purposes of providing a stable stream of income for retirees and to fund postretirement medical benefits. Fair values are derived from unit values provided by the investment managers, which are generally based on the fair value of the underlying investments and contract fair values from the providers.
The following table is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the year ended May 30, 2010:

			Purchases, Sales
	Balance as of	Transfers	Issuances, and	Net	Balance as of
In Millions	May 31, 2009	In/(Out)	Settlements (Net)	Gain/(Loss)	May 30, 2010

Pension benefit plan assets:
Equity	$423.9	$—	$17.0	$71.9	$512.8
Fixed income	4.2	—	(1.2)	0.9	3.9
Real asset investments	275.2	—	25.0	(1.5)	298.7
Other investments	0.5	—	(0.3)	0.1	0.3

Fair value activity of pension level 3 plan assets	$703.8	$—	$40.5	$71.4	$815.7

Postretirement benefit plan assets:
Equity	$23.8	$—	$(1.5)	$3.4	$25.7
Fixed income	1.5	—	—	0.2	1.7
Real asset investments	17.0	—	(0.6)	(1.8)	14.6

Fair value activity of postretirement benefit level 3 plan assets:	$42.3	$—	$(2.1)	$1.8	$42.0

The net change in Level 3 assets attributable to unrealized gains at May 30, 2010, were $72.2 million for our pension plan assets, and $1.2 million for our postretirement plan assets.
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

Weighted-average asset allocations for the past two fiscal years for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans
	Fiscal Year		Fiscal Year
	2010	2009	2010	2009

Asset category:
United States equities	32.6%	29.5%	37.3%	32.6%
International equities	17.1	19.1	18.3	18.4
Private equities	14.7	13.6	9.9	12.0
Fixed income	22.4	24.4	28.1	28.4
Real assets	13.2	13.4	6.4	8.6

Total	100.0%	100.0%	100.0%	100.0%

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
Contributions and Future Benefit Payments
We do not expect to make contributions to our defined benefit, other postretirement, and postemployment benefits plans in fiscal 2011. Actual fiscal 2011 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2011-2020 as follows:

	Defined	Other
	Benefit	Postretirement	Medicare	Postemployment
	Pension	Benefit Plans	Subsidy	Benefit
In Millions	Plans	Gross Payments	Receipts	Plans

2011	$194.8	$56.5	$5.4	$18.4
2012	202.8	60.9	5.8	18.4
2013	211.9	64.0	6.4	17.2
2014	221.4	66.1	6.9	15.9
2015	231.4	69.6	7.5	15.0
2016-2020	1,331.7	394.8	45.4	67.0

Defined Contribution Plans
The General Mills Savings Plan is a defined contribution plan that covers domestic salaried, hourly, nonunion, and certain union employees. This plan is a 401(k) savings plan that includes a number of investment funds, including a Company stock fund, and an Employee Stock Ownership Plan (ESOP). We sponsor another money purchase plan for certain domestic hourly employees with net assets of $16.8 million as of May 30, 2010, and $15.6 million as of May 31, 2009. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $64.5 million in fiscal 2010, $59.5 million in fiscal 2009, and $61.9 million in fiscal 2008.

We matched a percentage of employee contributions to the General Mills Savings Plan with a base match plus a variable year-end match that depended on annual results. Effective April 1, 2010, the company match is directed to investment options of the participant’s choosing. Prior to April 1, 2010, the company match was invested in company stock in the ESOP fund. The number of shares of our common stock allocated to participants in the ESOP was 5.9 million as of May 30, 2010, and 5.6 million as of May 31, 2009.
The ESOP originally purchased our common stock principally with funds borrowed from third parties and guaranteed by us. The ESOP shares are included in net shares outstanding for the purposes of calculating our EPS. The ESOP’s third-party debt was repaid on June 30, 2007. The ESOP’s only assets are our common stock and temporary cash balances. The ESOP’s share of the total defined contribution expense was $53.7 million in fiscal 2010, $50.6 million in fiscal 2009, and $52.3 million in fiscal 2008. The ESOP’s expense was calculated by the “shares allocated” method.
The Company stock fund and the ESOP had $610.3 million and $425.3 million of General Mills common stock as of May 30, 2010, and May 31, 2009.
NOTE 14. INCOME TAXES
The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2010	2009	2008

Earnings before income taxes and after-tax earnings from joint ventures:
United States	$2,060.4	$1,717.5	$1,646.5
Foreign	144.1	224.7	183.0

Total earnings before income taxes and after-tax earnings from joint ventures	$2,204.5	$1,942.2	$1,829.5

Income taxes:
Currently payable:
Federal	$616.0	$457.8	$447.7
State and local	87.4	37.3	52.9
Foreign	45.5	9.5	23.5

Total current	748.9	504.6	524.1

Deferred:
Federal	38.5	155.7	65.9
State and local	(4.9)	36.3	24.2
Foreign	(11.3)	23.8	8.0

Total deferred	22.3	215.8	98.1

Total income taxes	$771.2	$720.4	$622.2

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act) was signed into law in March 2010. The federal government currently provides a subsidy, on a tax-free basis, to companies that provide certain retiree prescription drug benefits (the Medicare Part D subsidy). The Act reduces the tax deductibility of retiree health cost to the extent of any Medicare Part D subsidy received beginning in 2013. As a result of this change in tax treatment, we recorded a non-cash income tax charge and a decrease to our deferred tax assets of $35.0 million in fiscal 2010 as of the enactment date of the Act.

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2010	2009	2008

United States statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.5	2.9	3.5
Foreign rate differences	(1.8)	(2.3)	(1.2)
Enactment date effect of health care reform	1.3	—	—
Federal court decisions, including interest	—	2.7	(1.7)
Domestic manufacturing deduction	(1.8)	(1.1)	(1.0)
Other, net	(0.2)	(0.1)	(0.6)

Effective income tax rate	35.0%	37.1%	34.0%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	May 30,	May 31,
In Millions	2010	2009

Accrued liabilities	$190.4	$160.0
Restructuring, impairment, and other exit charges	—	0.4
Compensation and employee benefits	680.6	559.9
Pension liability	76.5	—
Unrealized hedge losses	15.6	18.4
Unrealized losses	248.6	221.7
Capital losses	93.1	165.7
Net operating losses	119.8	94.6
Other	134.5	95.4

Gross deferred tax assets	1,559.1	1,316.1
Valuation allowance	392.0	440.4

Net deferred tax assets	1,167.1	875.7

Brands	1,279.5	1,286.6
Depreciation	307.6	308.1
Prepaid pension asset	—	81.3
Intangible assets	107.4	102.2
Tax lease transactions	68.7	72.6
Other	235.8	174.6

Gross deferred tax liabilities	1,999.0	2,025.4

Net deferred tax liability	$831.9	$1,149.7

We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carry forward period to allow us to realize these deferred tax benefits.
Of the total valuation allowance of $392.0 million, $168.8 million relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition. Of the remaining valuation allowance, $93.1 million relates to capital loss carryforwards and $119.8 million relates to state and foreign operating loss carryforwards. As of May 30, 2010, we believe it is more likely than not that the remainder of our deferred tax asset is realizable.
The carryforward periods on our foreign loss carryforwards are as follows: $81.2 million do not expire; $9.8 million expire between fiscal 2011 and fiscal 2012; and $19.7 million expire between fiscal 2013 and fiscal 2019.

We have not recognized a deferred tax liability for unremitted earnings of $2.1 billion from our foreign operations because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings will be remitted in a tax-free transaction. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested.
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
The IRS has concluded its field examination of our 2006 and prior federal tax years, which resulted in payments of $17.6 million in fiscal 2009 and $56.5 million in fiscal 2008 to cover the additional U.S. income tax liability plus interest related to adjustments during these audit cycles. The IRS also proposed additional adjustments for the fiscal 2002 to 2006 audit cycles related to the amount of capital loss and depreciation and amortization we reported as a result of our sale of noncontrolling interest in our GMC subsidiary. The IRS has proposed adjustments that effectively eliminate most of the tax benefits associated with this transaction. We believe our positions are supported by substantial technical authority and are vigorously defending our positions. We are currently in negotiations with the IRS Appeals Division for fiscal 2002 to 2006. We have determined that a portion of this matter should be included as a tax liability and have accordingly included it in our total liabilities for uncertain tax positions. The IRS initiated its audit of our fiscal 2007 and 2008 tax years during fiscal 2009.
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

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2010. Approximately $206.4 million of this total represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain of the liabilities below would impact deferred taxes if recognized or are the result of stock compensation items impacting additional paid-in capital. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

	Fiscal Year
In Millions	2010	2009

Balance, beginning of year	$570.1	$534.6
Tax position related to current year:
Additions	19.7	66.8
Tax positions related to prior years:
Additions	7.1	48.9
Reductions	(37.6)	(63.7)
Settlements	(1.9)	(13.0)
Lapses in statutes of limitations	(4.5)	(3.5)

Balance, end of year	$552.9	$570.1

As of May 30, 2010, we have classified $299.0 million of the unrecognized tax benefits as a current liability as we expect to pay these amounts within the next 12 months, including a portion of our potential liability for the matter resolved by the U.S. Court of Appeals, as discussed above. While fiscal years 2007 and 2008 are currently under examination by the Internal Revenue Service (IRS), we are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of this and other tax audit outcomes. The remaining amount of our unrecognized tax liability was classified in other liabilities.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2010, we recognized a net $16.2 million of tax-related net interest and penalties, and had $174.8 million of accrued interest and penalties as of May 30, 2010.
NOTE 15. LEASES AND OTHER COMMITMENTS
An analysis of rent expense by type of property for operating leases follows:

	Fiscal Year
In Millions	2010	2009	2008

Warehouse space	$55.7	$51.4	$49.9
Equipment	30.6	39.1	28.6
Other	51.6	49.5	43.2

Total rent expense	$137.9	$140.0	$121.7

Some operating leases require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

Noncancelable future lease commitments are:

	Operating	Capital
In Millions	Leases	Leases

2011	$87.4	$1.7
2012	63.9	1.3
2013	46.8	1.1
2014	31.5	0.3
2015	22.4	0.2
After 2015	63.3	—

Total noncancelable future lease commitments	$315.3	$4.6

Less: interest		(0.5)

Present value of obligations under capital leases		$4.1

These future lease commitments will be partially offset by estimated future sublease receipts of $16 million. Depreciation on capital leases is recorded as depreciation expense in our results of operations.
As of May 30, 2010, we have issued guarantees and comfort letters of $537.5 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $301.6 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $315.3 million as of May 30, 2010.
We are involved in various claims, including environmental matters, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, either individually or in aggregate, will not have a material adverse effect on our financial position or results of operations.
NOTE 16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail, 69.8 percent of our fiscal 2010 consolidated net sales; International, 18.2 percent of our fiscal 2010 consolidated net sales; and Bakeries and Foodservice, 12.0 percent of our fiscal 2010 consolidated net sales.
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
In our Bakeries and Foodservice segment our major product categories are cereals, snacks, yogurt, unbaked and fully baked frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Following our fiscal 2009 divestitures, substantially all of this segment’s operations are located in the United States.
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
As discussed in Note 1, we adopted new accounting guidance on noncontrolling interests at the beginning of fiscal 2010. To conform to the current year’s presentation, earnings attributable to noncontrolling interests in foreign subsidiaries of $2.1 million in fiscal 2009, and $1.4 million in fiscal 2008, which were previously deducted from the International segment’s operating profit, have been reclassified to net earnings attributable to noncontrolling interests.
Our operating segment results were as follows:

	Fiscal Year
In Millions	2010	2009	2008

Net sales:
U.S. Retail	$10,323.5	$10,052.1	$9,072.0
International	2,702.5	2,591.4	2,558.8
Bakeries and Foodservice	1,770.5	2,047.8	2,021.3

Total	$14,796.5	$14,691.3	$13,652.1

Operating profit:
U.S. Retail	$2,392.0	$2,208.5	$1,971.2
International	219.2	263.5	270.3
Bakeries and Foodservice	250.1	171.0	165.4

Total segment operating profit	2,861.3	2,643.0	2,406.9
Unallocated corporate items	223.8	361.3	156.7
Divestitures (gain), net	—	(84.9)	—
Restructuring, impairment, and other exit costs	31.4	41.6	21.0

Operating profit	$2,606.1	$2,325.0	$2,229.2

The following table provides financial information by geographic area:

	Fiscal Year
In Millions	2010	2009	2008

Net sales:
United States	$12,077.6	$12,057.4	$11,036.7
Non-United States	2,718.9	2,633.9	2,615.4

Total	$14,796.5	$14,691.3	$13,652.1

	May 30,	May 31,
In Millions	2010	2009

Land, buildings, and equipment:
United States	$2,619.7	$2,555.6
Non-United States	508.0	479.3

Total	$3,127.7	$3,034.9

NOTE 17. SUPPLEMENTAL INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	May 30,	May 31,
In Millions	2010	2009

Receivables:
From customers	$1,057.4	$971.2
Less allowance for doubtful accounts	(15.8)	(17.8)

Total	$1,041.6	$953.4

	May 30,	May 31,
In Millions	2010	2009

Inventories:
Raw materials and packaging	$247.5	$273.1
Finished goods	1,131.4	1,096.1
Grain	107.4	126.9
Excess of FIFO or weighted-average cost over LIFO cost (a)	(142.3)	(149.3)

Total	$1,344.0	$1,346.8

(a)	Inventories of $958.3 million as of May 30, 2010, and $908.3 million as of May 31, 2009, were valued at LIFO.

	May 30,	May 31,
In Millions	2010	2009

Prepaid expenses and other current assets:
Prepaid expenses	$127.5	$197.5
Accrued interest receivable, including interest rate swaps	64.9	73.4
Derivative receivables, primarily commodity-related	48.8	32.0
Other receivables	101.4	87.6
Current marketable securities	4.8	23.4
Miscellaneous	31.1	55.4

Total	$378.5	$469.3

	May 30,	May 31,
In Millions	2010	2009

Land, buildings, and equipment:
Land	$58.0	$55.2
Buildings	1,653.8	1,571.8
Buildings under capital lease	19.6	25.0
Equipment	4,405.6	4,324.0
Equipment under capital lease	25.0	27.7
Capitalized software	318.7	268.0
Construction in progress	469.0	349.2

Total land, buildings, and equipment	6,949.7	6,620.9
Less accumulated depreciation	(3,822.0)	(3,586.0)

Total	$3,127.7	$3,034.9

	May 30,	May 31,
In Millions	2010	2009

Other assets:
Pension assets	$2.2	$195.1
Investments in and advances to joint ventures	398.1	283.3
Life insurance	88.2	89.8
Non-current derivative receivables	130.1	189.8
Miscellaneous	144.8	137.0

Total	$763.4	$895.0

	May 30,	May 31,
In Millions	2010	2009

Other current liabilities:
Accrued payroll	$331.4	$338.2
Accrued interest	136.5	182.1
Accrued trade and consumer promotions	555.2	473.5
Accrued taxes	440.2	168.0
Derivative payable	18.1	25.8
Accrued customer advances	25.5	19.3
Miscellaneous	255.3	275.0

Total	$1,762.2	$1,481.9

	May 30,	May 31,
In Millions	2010	2009

Other noncurrent liabilities:
Interest rate swaps	$180.2	$258.7
Accrued compensation and benefits, including obligations for underfunded other postretirement and postemployment benefit plans	1,588.1	1,051.0
Accrued income taxes	276.3	541.5
Miscellaneous	74.1	81.0

Total	$2,118.7	$1,932.2

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2010	2009	2008

Depreciation and amortization	$457.1	$453.6	$459.2
Research and development expense	218.3	208.2	204.7
Advertising and media expense (including production and communication costs)	908.5	732.1	587.2

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2010	2009	2008

Interest expense	$374.5	$409.5	$432.0
Capitalized interest	(6.2)	(5.1)	(5.0)
Interest income	(6.8)	(21.6)	(27.3)
Loss on debt repurchase	40.1	—	—

Interest, net	$401.6	$382.8	$399.7

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2010	2009	2008

Cash interest payments	$384.1	$292.8	$436.6
Cash paid for income taxes	672.5	395.3	444.4

In fiscal 2009, we acquired Humm Foods by issuing 1.8 million shares of our common stock to its shareholders, with a value of $55.0 million, as consideration. This acquisition is treated as a non-cash transaction in our Consolidated Statement of Cash Flows.
NOTE 18. QUARTERLY DATA (UNAUDITED)
In May 2010, our Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend to stockholders of record on May 28, 2010. The Company’s stockholders received one additional share of common stock for each share of common stock in their possession on that date. The additional shares were distributed on June 8, 2010. This did not change the proportionate interest that a stockholder maintained in the Company. All shares and per share amounts have been adjusted for the two-for-one stock split.

Summarized quarterly data for fiscal 2010 and fiscal 2009 follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In Millions, Except Per	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
Share Amounts	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$3,518.8	$3,497.3	$4,078.2	$4,010.8	$3,629.1	$3,537.4	$3,570.4	$3,645.7
Gross margin	1,458.7	1,191.7	1,746.1	1,219.6	1,377.5	1,277.5	1,291.3	1,544.6
Net earnings attributable to General Mills (a)	420.6	278.5	565.5	378.2	332.5	288.9	211.9	358.8
EPS:
Basic	$0.64	$0.41	$0.86	$0.57	$0.50	$0.44	$0.32	$0.54
Diluted	$0.62	$0.40	$0.83	$0.54	$0.48	$0.42	$0.31	$0.53
Dividends per share	$0.24	$0.22	$0.23	$0.21	$0.25	$0.21	$0.24	$0.22
Market price of common stock:
High	$30.20	$33.85	$34.56	$35.08	$36.18	$32.39	$36.96	$27.75
Low	$25.59	$29.94	$28.99	$29.06	$34.00	$27.52	$34.74	$23.61

(a)	Net earnings in the fourth quarter of fiscal 2010 included interest expense of $40.1 million related to the repurchase of certain notes and a non-cash income tax charge of $35.0 million resulting from a change in deferred tax assets (see Note 14).
Glossary
AOCI. Accumulated other comprehensive income (loss).
Average total capital. Used for calculating return on average total capital. Notes payable, long-term debt including current portion, noncontrolling interests, and stockholders’ equity, excluding accumulated other comprehensive income (loss) and certain after-tax earnings adjustments. The average is calculated using the average of the beginning of fiscal year and end of fiscal year Consolidated Balance Sheet amounts for these line items.
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
Noncontrolling interests. Interests of subsidiaries held by third parties.
Notional principal amount. The principal amount on which fixed-rate or floating-rate interest payments are calculated.
OCI. Other comprehensive income (loss).
Operating cash flow to debt ratio. Net cash provided by operating activities, divided by the sum of notes payable and long-term debt, including current portion.
Reporting unit. An operating segment or a business one level below an operating segment.
Return on average total capital. Net earnings attributable to General Mills, excluding after-tax net interest, and adjusted for certain items affecting year-over-year comparability, divided by average total capital.
Segment operating profit margin. Segment operating profit divided by net sales for the segment.
Supply chain input costs. Costs incurred to produce and deliver product, including ingredient and conversion costs, inventory management, logistics, warehousing, and others.
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
Working capital. Current assets and current liabilities, all as of the last day of our fiscal year.

ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

ITEM 9A	Controls and Procedures
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of May 30, 2010.
KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board and Chief	Executive Vice President and Chief
Executive Officer	Financial Officer
July 9, 2010
Our registered public accounting firm’s attestation report on our internal control over financial reporting is included in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

ITEM 9B	Other Information
None.
PART III

ITEM 10	Directors, Executive Officers and Corporate Governance
The information contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.
Information regarding our executive officers is set forth in Item 1 of this report.
The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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
The information contained in the sections entitled “Executive Compensation” and “Director Compensation and Benefits” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the sections entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence
The information set forth in the sections entitled “Board Independence” and “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14	Principal Accounting Fees and Services
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

ITEM 15	Exhibits, Financial Statement Schedules
1.	Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008.

Consolidated Balance Sheets as of May 30, 2010, and May 31, 2009.

Consolidated Statements of Cash Flows for the fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008.

Consolidated Statements of Total Equity and Comprehensive Income for the fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedule:

For the fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008:

II – Valuation and Qualifying Accounts

3.	Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

3.2	By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2008).

4.1
Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank National Association (f/k/a First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).

4.2
First Supplemental Indenture, dated as of May 18, 2009, between the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

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

10.6*	2003 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.7*	2005 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.8*	2006 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.9*	2007 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.10*	2009 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 29, 2009).

Exhibit No.	Description
10.11*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.12*	Separation Pay and Benefits Program for Officers (incorporated herein by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.13*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.14*	Supplemental Retirement Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.15*	2005 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.16*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.17*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.18*	Executive Medical Plan (incorporated herein by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.19*	Executive Survivor Income Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.20*
Aircraft Time Sharing Agreement, dated December 12, 2007, between General Mills Sales, Inc. and Kendall J. Powell (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 14, 2007).

10.21*
Supplemental Benefits Trust Agreement, amended and restated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.22*
Supplemental Benefits Trust Agreement, dated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.23
Agreements, dated November 29, 1989, by and between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.24
Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

10.25
Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).

10.26
Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.27
Addenda Nos. 4 and 5 to the Protocol of Cereal Partners Worldwide between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

Exhibit No.	Description
10.28
Addendum No. 10 to the Protocol of Cereal Partners Worldwide, dated January 1, 2010, among the Registrant, Nestle S.A. and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010).

10.29
Five-Year Credit Agreement, dated as of October 21, 2005, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 25, 2005).

10.30
Amendment No. 1, dated as of October 9, 2007, to Five-Year Credit Agreement, dated as of October 21, 2005, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 15, 2007).

10.31
Five-Year Credit Agreement, dated as of October 9, 2007, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 15, 2007).

10.32
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

10.35
Tenth Amendment to the Yoplait Manufacturing and Distribution License Agreement, dated January 12, 2009, between SODIMA and the Registrant (incorporated herein by reference to Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.36
Eleventh Amendment to the Yoplait Manufacturing and Distribution License Agreement, dated September 21, 2009, between SODIMA and the Registrant (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 29, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.
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

GENERAL MILLS, INC.
Dated: July 9, 2010	By:	/s/ Roderick A. Palmore
		Name:	Roderick A. Palmore
		Title:	Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendall J. Powell Kendall J. Powell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	July 9, 2010

/s/ Donal L. Mulligan Donal L. Mulligan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 9, 2010

/s/ Richard O. Lund Richard O. Lund	Vice President, Controller (Principal Accounting Officer)	July 9, 2010

/s/ Bradbury H. Anderson Bradbury H. Anderson	Director	July 8, 2010

/s/ R. Kerry Clark R. Kerry Clark	Director	July 2, 2010

/s/ Paul Danos Paul Danos	Director	June 29, 2010

/s/ William T. Esrey William T. Esrey	Director	July 9, 2010

/s/ Raymond V. Gilmartin Raymond V. Gilmartin	Director	July 6, 2010

/s/ Judith Richards Hope Judith Richards Hope	Director	July 1, 2010

/s/ Heidi G. Miller Heidi G. Miller	Director	July 9, 2010

/s/ Hilda Ochoa-Brillembourg Hilda Ochoa-Brillembourg	Director	July 7, 2010

/s/ Steve Odland Steve Odland	Director	July 9, 2010

/s/ Lois E. Quam Lois E. Quam	Director	July 1, 2010

/s/ Michael D. Rose Michael D. Rose	Director	July 9, 2010

/s/ Robert L. Ryan Robert L. Ryan	Director	July 9, 2010

/s/ Dorothy A. Terrell Dorothy A. Terrell	Director	July 9, 2010

General Mills, Inc. and Subsidiaries
Schedule II – Valuation of Qualifying Accounts

	Fiscal Year
In Millions	2010	2009	2008

Allowance for doubtful accounts:
Balance at beginning of year	$17.8	$16.4	$16.4
Additions charged to expense	1.9	13.8	12.7
Bad debt write-offs	(1.6)	(13.0)	(12.8)
Other adjustments and reclassifications	(2.3)	0.6	0.1

Balance at end of year	$15.8	$17.8	$16.4

Valuation allowance for deferred tax assets:
Balance at beginning of year	$440.4	$521.5	$611.9
Additions charged to expense	7.3	2.0	8.0
Adjustments to acquisition, translation amounts, and other	(55.7)	(83.1)	(98.4)

Balance at end of year	$392.0	$440.4	$521.5

Reserve for restructuring and other exit charges:
Balance at beginning of year	$18.8	$7.9	$4.3
Additions charged to expense, including translation amounts	1.0	15.8	20.9
Net amounts utilized for restructuring activities	(9.0)	(4.9)	(17.3)

Balance at end of year	$10.8	$18.8	$7.9

Reserve for LIFO valuation:
Balance at beginning of year	$149.3	$125.8	$78.1
(Decrease) Increase	(7.0)	23.5	47.7

Balance at end of year	$142.3	$149.3	$125.8

Exhibit Index

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document