Form 10-Q
period 2010-08-29
GENERAL MILLS INC
filed 2010-09-22
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 29, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______
Commission file number: 001-01185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☒
Number of shares of Common Stock outstanding as of September 13, 2010: 640,299,621 (excluding 114,313,707 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarters ended August 29, 2010, and August 30, 2009	3
	Consolidated Balance Sheets as of August 29, 2010, and May 30, 2010	4
	Consolidated Statements of Total Equity and Comprehensive Income for the quarter ended August 29, 2010, and the fiscal year ended May 30, 2010	5
	Consolidated Statements of Cash Flows for the quarters ended August 29, 2010, and August 30, 2009	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II – Other Information

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

Signatures		31
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 29,	Aug. 30,
	2010	2009
Net sales	$3,533.1	$3,482.4

Cost of sales	2,008.8	2,041.6

Selling, general, and administrative expenses	762.9	748.7

Restructuring, impairment, and other exit costs (income)	1.0	(0.8)

Operating profit	760.4	692.9

Interest, net	90.3	91.9

Earnings before income taxes and after-tax earnings from joint ventures	670.1	601.0

Income taxes	223.0	203.2

After-tax earnings from joint ventures	26.5	24.2

Net earnings, including earnings attributable to noncontrolling interests	473.6	422.0

Net earnings attributable to noncontrolling interests	1.5	1.4

Net earnings attributable to General Mills	$472.1	$420.6

Earnings per share - basic	$0.73	$0.64

Earnings per share - diluted	$0.70	$0.62

Dividends per share	$0.28	$0.24

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)

	Aug. 29,	May 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$697.0	$673.2
Receivables	1,173.1	1,041.6
Inventories	1,665.2	1,344.0
Deferred income taxes	35.6	42.7
Prepaid expenses and other current assets	382.9	378.5

Total current assets	3,953.8	3,480.0

Land, buildings, and equipment	3,111.7	3,127.7
Goodwill	6,613.5	6,592.8
Other intangible assets	3,727.7	3,715.0
Other assets	803.8	763.4

Total assets	$18,210.5	$17,678.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$888.0	$849.5
Current portion of long-term debt	107.3	107.3
Notes payable	1,349.8	1,050.1
Other current liabilities	1,746.4	1,762.2

Total current liabilities	4,091.5	3,769.1

Long-term debt	5,771.6	5,268.5
Deferred income taxes	885.1	874.6
Other liabilities	2,090.9	2,118.7

Total liabilities	12,839.1	12,030.9

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,282.5	1,307.1
Retained earnings	8,410.4	8,122.4
Common stock in treasury, at cost, shares of 113.8 and 98.1	(3,252.7)	(2,615.2)
Accumulated other comprehensive loss	(1,390.9)	(1,486.9)

Total stockholders’ equity	5,124.8	5,402.9

Noncontrolling interests	246.6	245.1

Total equity	5,371.4	5,648.0

Total liabilities and equity	$18,210.5	$17,678.9

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
							Accumulated
			Additional				Other
		Par	Paid-In			Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interests	Total

Balance as of May 31, 2009	754.6	$75.5	$1,212.1	(98.6)	$(2,473.1)	$7,235.6	$(877.8)	$244.2	$5,416.5
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,530.5		4.5	1,535.0
Other comprehensive income (loss)							(609.1)	0.2	(608.9)

Total comprehensive income									926.1
Cash dividends declared ($0.96 per share)						(643.7)			(643.7)
Stock compensation plans (includes income tax benefits of $114.0)			53.3	21.8	549.7				603.0
Shares purchased				(21.3)	(691.8)				(691.8)
Unearned compensation related to restricted stock unit awards			(65.6)						(65.6)
Distributions to noncontrolling interest holders								(3.8)	(3.8)
Earned compensation			107.3						107.3

Balance as of May 30, 2010	754.6	75.5	1,307.1	(98.1)	(2,615.2)	8,122.4	(1,486.9)	245.1	5,648.0
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						472.1		1.5	473.6
Other comprehensive income							96.0	0.7	96.7

Total comprehensive income									570.3
Cash dividends declared ($0.28 per share)						(184.1)			(184.1)
Stock compensation plans (includes income tax benefits of $35.0)			14.9	5.7	150.9				165.8
Shares purchased				(21.4)	(788.4)				(788.4)
Unearned compensation related to restricted stock awards			(77.4)						(77.4)
Distributions to noncontrolling interest holders								(0.7)	(0.7)
Earned compensation			37.9						37.9

Balance as of Aug. 29, 2010	754.6	$75.5	$1,282.5	(113.8)	$(3,252.7)	$8,410.4	$(1,390.9)	$246.6	$5,371.4

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended
	Aug. 29,	Aug. 30,
	2010	2009
Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests	$473.6	$422.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	111.3	111.1
After-tax earnings from joint ventures	(26.5)	(24.2)
Stock-based compensation	37.9	37.5
Deferred income taxes	22.4	12.5
Tax benefit on exercised options	(35.0)	(14.7)
Distributions of earnings from joint ventures	21.5	16.8
Pension and other postretirement benefit plan contributions	(2.4)	(2.2)
Pension and other postretirement benefit plan expense (income)	18.3	(1.8)
Restructuring, impairment, and other exit income	(1.0)	(0.7)
Changes in current assets and liabilities	(406.1)	(298.8)
Other, net	(36.4)	17.6

Net cash provided by operating activities	177.6	275.1

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(132.6)	(126.3)
Investments in affiliates, net	(1.9)	0.8
Proceeds from disposal of land, buildings, and equipment	1.8	5.7
Other, net	12.5	2.7

Net cash used by investing activities	(120.2)	(117.1)

Cash Flows - Financing Activities
Change in notes payable	299.0	101.4
Issuance of long-term debt	500.0	—
Payment of long-term debt	(1.8)	(2.1)
Proceeds from common stock issued on exercised options	88.1	75.4
Tax benefit on exercised options	35.0	14.7
Purchases of common stock for treasury	(788.4)	(233.9)
Dividends paid	(184.1)	(156.2)
Other, net	(5.1)	—

Net cash used by financing activities	(57.3)	(200.7)

Effect of exchange rate changes on cash and cash equivalents	23.7	4.5

Increase (decrease) in cash and cash equivalents	23.8	(38.2)
Cash and cash equivalents - beginning of year	673.2	749.8

Cash and cash equivalents - end of period	$697.0	$711.6

Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$(121.1)	$(181.0)
Inventories	(316.0)	(297.4)
Prepaid expenses and other current assets	(6.0)	94.5
Accounts payable	76.1	44.1
Other current liabilities	(39.1)	41.0

Changes in current assets and liabilities	$(406.1)	$(298.8)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Background
The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 29, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2011.
These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K, except as discussed in Notes 2, 15, and 16 to these Consolidated Financial Statements.
(2) Basis of Presentation and Reclassification
At the beginning of fiscal 2011, we revised the classification of certain revenues and expenses to better align our income statement line items with how we manage our business. We revised the classification of amounts previously reported in our Consolidated Statements of Earnings to conform to the current year presentation. These revised classifications had no effect on previously reported net earnings attributable to General Mills or earnings per share. The changes include:
     • Revising the classification of certain customer logistics allowances as a reduction of net sales (previously recorded as cost of sales). The impact of this change was a decrease in net sales of $36.4 million and a corresponding decrease to cost of sales in the quarter ended August 30, 2009.
     • Revising the classification of certain promotion-related costs, customer allowances, and supply chain costs as cost of sales or selling, general, and administrative (SG&A) expenses (previously recorded as a reduction of net sales or SG&A expenses). The impact of these changes was a net increase to cost of sales of $17.9 million and a corresponding decrease to SG&A expenses in the quarter ended August 30, 2009.
     • Shifting allocation of certain SG&A expenses, primarily stock-based compensation, between segment operating profit and unallocated corporate items. The impact of this change was a decrease to segment operating profit of $5.2 million and a corresponding decrease in unallocated corporate items in the quarter ended August 30, 2009.
     • Shifting sales responsibility for a customer from our Bakeries and Foodservice segment to our U.S. Retail segment. For the quarter ended August 30, 2009, net sales of $2.7 million and segment operating profit of $1.1 million previously recorded in our Bakeries and Foodservice segment have now been reported in the U.S. Retail segment.
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

(3) Restructuring, Impairment, and Other Exit Costs
Restructuring, impairment, and other exit costs (income) were as follows:

	Quarter Ended
	Aug. 29,	Aug. 30,
In Millions	2010	2009

Sale of Contagem, Brazil bread and pasta plant	—	(1.0)
Charges associated with restructuring actions previously announced	1.0	0.2

Total	$1.0	$(0.8)

In the first quarter of fiscal 2011, we did not undertake any new restructuring actions. During the first quarter of fiscal 2010, we recorded a net gain of $1.0 million related to the closure and sale of our Contagem, Brazil bread and pasta plant.
(4) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during fiscal 2011 were as follows:

			Bakeries and	Joint
In Millions	U.S. Retail	International	Foodservice	Ventures	Total

Balance as of May 30, 2010	$5,098.3	$122.0	$923.0	$449.5	$6,592.8
Other activity, primarily foreign currency translation	—	2.8	—	17.9	20.7

Balance as of Aug. 29, 2010	$5,098.3	$124.8	$923.0	$467.4	$6,613.5

The changes in the carrying amount of other intangible assets during fiscal 2011 were as follows:

			Joint
In Millions	U.S. Retail	International	Ventures	Total

Balance as of May 30, 2010	$3,206.6	$445.3	$63.1	$3,715.0
Other activity, primarily foreign currency translation	(0.9)	13.1	0.5	12.7

Balance as of Aug. 29, 2010	$3,205.7	$458.4	$63.6	$3,727.7

(5) Inventories
The components of inventories were as follows:

	Aug. 29,	May 30,
In Millions	2010	2010

Raw materials and packaging	$288.2	$247.5
Finished goods	1,360.0	1,131.4
Grain	158.6	107.4
Excess of FIFO or weighted-average cost over LIFO cost	(141.6)	(142.3)

Total	$1,665.2	$1,344.0

(6) Financial Instruments, Risk Management Activities, and Fair Values
Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of August 29, 2010, and May 30, 2010, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
	Aug. 29,	May 30,	Aug. 29,	May 30,	Aug. 29,	May 30,	Aug. 29,	May 30,
In Millions	2010	2010	2010	2010	2010	2010	2010	2010

Available for sale:
Debt securities	$11.6	$11.8	$11.8	$11.9	$0.2	$0.1	$—	$—
Equity securities	6.5	6.1	14.0	15.5	7.6	9.4	0.1	—

Total	$18.1	$17.9	$25.8	$27.4	$7.8	$9.5	$0.1	$—

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

	Available for Sale
		Market
In Millions	Cost	Value

Under 1 year (current)	$5.2	$5.2
From 1 to 3 years	0.4	0.4
From 4 to 7 years	4.9	5.0
Over 7 years	1.1	1.2
Equity securities	6.5	14.0

Total	$18.1	$25.8

Marketable securities with a market value of $2.3 million as of August 29, 2010, were pledged as collateral for certain derivative contracts.
The fair values and carrying amounts of long-term debt, including the current portion, were $6,646.5 million and $5,878.9 million, respectively, as of August 29, 2010. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments.
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
Unallocated corporate items for the quarters ended August 29, 2010, and August 30, 2009, included:

	Quarter Ended
	Aug. 29,	Aug. 30,
In Millions	2010	2009

Net gain (loss) on mark-to-market valuation of commodity positions	$40.1	$(28.7)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	7.2	26.5
Net mark-to-market revaluation of certain grain inventories	24.6	(12.6)

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$71.9	$(14.8)

As of August 29, 2010, the net notional value of commodity derivatives was $107.9 million, primarily related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
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
Floating Interest Rate Exposures — Except as discussed below, floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million as of August 29, 2010.
Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million as of August 29, 2010.

During the fourth quarter of fiscal 2010, in advance of a planned debt financing, we entered into $500 million of treasury lock derivatives with an average fixed rate of 4.3 percent. All of these treasury locks were cash settled for $17.1 million coincident with the issuance of our $500 million 30-year fixed-rate notes, which settled during the first quarter of fiscal 2011. As of August 29, 2010, a $16.7 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.
During the second quarter of fiscal 2010 we entered into $700.0 million of interest rate swaps to convert $700.0 million of 5.65 percent fixed-rate notes, to floating rates. In May 2010, we repurchased $179.2 million of our 5.65 percent notes, and as a result, we received $2.7 million to settle a portion of these swaps that related to the repurchased debt.
In anticipation of our acquisition of The Pillsbury Company (Pillsbury) and other financing needs, we entered into pay-fixed interest rate swap contracts during fiscal 2001 and 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. As of August 29, 2010, we still owned $1.6 billion of Pillsbury-related pay-fixed swaps that were previously neutralized with offsetting pay-floating swaps in fiscal 2002.
In advance of a planned debt financing in fiscal 2007, we entered into $700.0 million pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent. All of these forward-starting interest rate swaps were cash settled for $22.5 million coincident with our $1.0 billion 10-year fixed-rate note offering on January 24, 2007. As of August 29, 2010, a $14.4 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.
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

	Aug. 29,	May 30,
In Millions	2010	2010

Pay-floating swaps - notional amount	$2,155.6	$2,155.6
Average receive rate	4.8%	4.8%
Average pay rate	0.3%	0.3%
Pay-fixed swaps - notional amount	$1,600.0	$1,600.0
Average receive rate	0.3%	0.3%
Average pay rate	7.3%	7.3%

The swap contracts mature at various dates from fiscal 2011 to 2013 as follows:

In Millions	Pay Floating	Pay Fixed

2011	$17.6	$—
2012	1,603.4	850.0
2013	534.6	750.0

Total	$2,155.6	$1,600.0

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

The amount of hedge ineffectiveness was less than $1 million as of August 29, 2010.
We also have many net investments in foreign subsidiaries that are denominated in euros. We hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of August 29, 2010, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.
Fair Value Measurements and Financial Statement Presentation
We categorize assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.
The fair values of our assets, liabilities, and derivative positions recorded at fair value as of August 29, 2010, were as follows:

	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$11.7	$—	$11.7	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	6.4	—	6.4	—	(13.3)	—	(13.3)

Total	—	18.1	—	18.1	—	(13.3)	—	(13.3)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	117.1	—	117.1	—	(154.3)	—	(154.3)
Foreign exchange contracts (c)	—	6.0	—	6.0	—	(1.1)	—	(1.1)
Commodity contracts (c) (e)	8.2	7.7	—	15.9	—	(3.7)	—	(3.7)

Total	8.2	130.8	—	139.0	—	(159.1)	—	(159.1)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	14.0	11.8	—	25.8	—	—	—	—
Grain contracts (c) (e)	—	58.2	—	58.2	—	(24.5)	—	(24.5)

Total	14.0	70.0	—	84.0	—	(24.5)	—	(24.5)

Total assets, liabilities, and derivative positions recorded at fair value	$22.2	$218.9	$—	$241.1	$—	$(196.9)	$—	$(196.9)

(a)	These contracts and investments are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.
Information related to our cash flow hedges, net investment hedges, and other derivatives not designated as hedging instruments for the quarters ended August 29, 2010, and August 30, 2009, follows:

	Interest Rate		Foreign Exchange				Commodity
	Contracts		Contracts		Equity Contracts		Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
	Aug. 29,	Aug. 30,	Aug. 29,	Aug. 30,	Aug. 29,	Aug. 30,	Aug. 29,	Aug. 30,	Aug. 29,	Aug. 30,
In Millions	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$0.4	$(7.4)	$(2.0)	$—	$—	$—	$—	$(7.4)	$(1.6)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(3.3)	(3.8)	(5.6)	3.3	—	—	—	—	(8.9)	(0.5)
Amount of (gain) loss recognized in earnings (c) (d)	—	—	0.3	(0.2)	—	—	—	—	0.3	(0.2)

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in earnings (e)	(4.2)	2.5	(3.6)	—	—	0.1	—	(28.7)	(7.8)	(26.1)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Loss recognized in earnings is reported in SG&A expenses for foreign exchange contracts.

(e)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.
Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of August 29, 2010, totaled $23.0 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized losses from foreign currency cash flow hedges recorded in AOCI as of August 29, 2010, were $7.0 million after-tax. The net amount of pre-tax gains and losses in AOCI as of August 29, 2010, that we expect to be reclassified into net earnings within the next 12 months is $19.8 million of expense.
Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on August 29, 2010, was $5.7 million. We would be required to post this amount of collateral to the counterparties if the contingent features were triggered.
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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $33.9 million against which we hold $2.0 million of collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.
(7) Debt
The components of notes payable were as follows:

	Aug. 29,	May 30,
In Millions	2010	2010

U.S. commercial paper	$1,239.4	$973.0
Euro commercial paper	10.3	—
Financial institutions	100.1	77.1

Total	$1,349.8	$1,050.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of August 29, 2010, we did not have any outstanding borrowings under these credit lines. We also have $278.9 million in uncommitted credit lines that support our foreign operations.
In June 2010, we issued $500.0 million aggregate principal amount of 5.4 percent notes due 2040. The proceeds of these notes were used to repay a portion of our outstanding commercial paper. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time for a specified make whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.
In May 2010, we paid $437.0 million to repurchase in a cash tender offer $400.0 million of our previously issued debt. We repurchased $220.8 million of our 6.0 percent notes due 2012 and $179.2 million of our 5.65 percent notes due 2012. We issued commercial paper to fund the repurchase.
Our credit facilities and certain of our long-term debt and noncontrolling interests agreements contain restrictive covenants. As of August 29, 2010, we were in compliance with all of these covenants.

(8) Stockholders’ Equity
The following table provides details of total comprehensive income:

	Quarter Ended			Quarter Ended
	Aug. 29, 2010			Aug. 30, 2009
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings attributable to General Mills			$472.1			$420.6
Net earnings attributable to noncontrolling interests			1.5			1.4

Net earnings, including earnings attributable to noncontrolling interests			$473.6			$422.0

Other comprehensive income (loss):
Foreign currency translation	$82.1	$—	$82.1	$38.6	$—	$38.6
Other fair value changes:
Securities	(2.0)	0.7	(1.3)	0.3	(0.1)	0.2
Hedge derivatives	(7.4)	0.1	(7.3)	(1.6)	(0.2)	(1.8)
Reclassification to earnings:
Hedge derivatives	8.9	(3.4)	5.5	0.5	(0.2)	0.3
Amortization of losses and prior service costs	27.3	(10.3)	17.0	4.6	(1.8)	2.8

Other comprehensive income in accumulated other comprehensive loss	108.9	(12.9)	96.0	42.4	(2.3)	40.1
Other comprehensive income attributable to noncontrolling interests	0.7	—	0.7	0.2	—	0.2

Other comprehensive income	$109.6	$(12.9)	$96.7	$42.6	$(2.3)	$40.3

Total comprehensive income			$570.3			$462.3

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.
Accumulated other comprehensive loss balances, net of tax effects, were as follows:

	Aug. 29,	May 30,
In Millions	2010	2010

Foreign currency translation adjustments	$277.0	$194.9
Unrealized gain (loss) from:
Securities	4.3	5.6
Hedge derivatives	(30.7)	(28.9)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,609.3)	(1,611.0)
Prior service costs	(32.2)	(47.5)

Accumulated other comprehensive loss	$(1,390.9)	$(1,486.9)

(9) Stock Plans
All shares and per share amounts have been adjusted for the two-for-one stock split on May 28, 2010.
We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 78 to 81 of our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

Compensation expense related to stock-based payments recognized in SG&A expenses in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
	Aug. 29,	Aug. 30,
In Millions	2010	2009

Compensation expense related to stock-based payments	$56.6	$59.0

As of August 29, 2010, unrecognized compensation expense related to non-vested stock options and restricted stock units was $276.1 million. This expense will be recognized over 26 months, on average.
Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
	Aug. 29,	Aug. 30,
In Millions	2010	2009

Net cash proceeds	$88.3	$75.4
Intrinsic value of options exercised	$70.0	$36.3

We estimate the fair value of each option on the grant date using the Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on page 79 in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.
The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 29,	Aug. 30,
	2010	2009

Estimated fair values of stock options granted	$4.08	$$3.18
Assumptions:
Risk-free interest rate	3.0%	3.7%
Expected term	8.5 years	8.5 years
Expected volatility	18.5%	18.9%
Dividend yield	3.0%	3.4%

Information on stock option activity follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(Thousands)	Price	Term (Years)	(Millions)

Balance as of May 30, 2010	81,104.6	$25.17
Granted	5,073.8	37.40
Exercised	(4,431.0)	21.04
Forfeited or expired	(18.1)	28.14

Outstanding as of Aug. 29, 2010	81,729.3	$26.15	4.85	$812.2

Exercisable as of Aug. 29, 2010	53,229.5	$23.57	3.13	$662.2

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share-	Weighted-	Share-	Weighted-	Cash-Settled	Weighted-
	Settled	Average	Settled	Average	Share-Based	Average
	Units	Grant-Date	Units	Grant-Date	Units	Grant-Date
	(Thousands)	Fair Value	(Thousands)	Fair Value	(Thousands)	Fair Value

Non-vested as of May 30, 2010	10,209.8	$28.49	424.3	$28.64	3,703.7	$29.65
Granted	2,133.6	37.38	111.4	37.40	1,200.7	37.40
Vested	(2,596.4)	26.10	(71.5)	28.99	(76.9)	31.48
Forfeited or expired	(105.3)	31.25	(24.8)	28.10	(92.7)	30.32

Non-vested as of Aug. 29, 2010	9,641.7	$31.06	439.4	$30.83	4,734.8	$31.57

The total grant-date fair value of restricted stock unit awards that vested in the quarter ended August 29, 2010, was $72.3 million, and restricted stock units with a grant-date fair value of $12.4 million vested in the quarter ended August 30, 2009.

(10) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
	Aug. 29,	Aug. 30,
In Millions, Except per Share Data	2010	2009

Net earnings attributable to General Mills	$472.1	$420.6

Average number of common shares - basic EPS	647.3	653.0
Incremental share effect from: (a)
Stock options	17.8	14.6
Restricted stock, restricted stock units, and other	6.8	5.2

Average number of common shares - diluted EPS	671.9	672.8

Earnings per share - basic	$0.73	$0.64
Earnings per share - diluted	$0.70	$0.62

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended
	Aug. 29,	Aug. 30,
In Millions	2010	2009

Anti-dilutive stock options and restricted stock units	5.1	20.8

(11) Share Repurchases
On June 28, 2010, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock.
During the first quarter of fiscal 2011, we repurchased 21.4 million shares of common stock for an aggregate purchase price of $788.4 million. During the first quarter of fiscal 2010, we repurchased 8.6 million shares of common stock for an aggregate purchase price of $233.9 million.
(12) Interest, Net
The components of interest were as follows:

	Quarter Ended
	Aug. 29,	Aug. 30,
Expense (Income), in Millions	2010	2009

Interest expense	$93.8	$95.3
Capitalized interest	(2.1)	(1.1)
Interest income	(1.4)	(2.3)

Interest, net	$90.3	$91.9

(13) Statements of Cash Flows
During the quarter ended August 29, 2010, we made net cash interest payments of $101.1 million, compared to $117.6 million in the same period last year. Also, in the quarter ended August 29, 2010, we made tax payments of $27.8 million, compared to $26.0 million in the same period last year.
(14) Retirement and Postemployment Benefits
Components of net pension, other postretirement, and postemployment expense (income) were as follows:

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	Aug. 29,	Aug. 30,	Aug. 29,	Aug. 30,	Aug. 29,	Aug. 30,
In Millions	2010	2009	2010	2009	2010	2009

Service cost	$25.4	$17.7	$4.6	$3.2	$2.0	$1.8
Interest cost	57.6	57.6	15.0	15.4	1.3	1.4
Expected return on plan assets	(102.2)	(99.8)	(8.3)	(7.3)	—	—
Amortization of losses	20.4	2.0	3.6	0.5	0.5	0.2
Amortization of prior service costs (credits)	2.3	1.7	(0.1)	(0.4)	0.6	0.6
Other adjustments	—	—	—	—	2.0	—
Settlement or curtailment losses	—	—	—	—	—	2.5

Net expense (income)	$3.5	$(20.8)	$14.8	$11.4	$6.4	$6.5

(15) Business Segment Information
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
In Canada, our major product categories are ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, and grain and fruit snacks. In markets outside North America, our product categories include super-premium ice cream, grain snacks, shelf stable and frozen vegetables, dough products, and dry dinners. Our International segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities are reported in the region or country where the end customer is located.
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
Operating profit for these segments excludes unallocated corporate expense, restructuring, impairment, and other exit costs, and divestiture gains and losses. Unallocated corporate expense includes variances to planned corporate overhead expenses, variances to planned domestic employee benefits and incentives, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.
As discussed in Note 2, at the beginning of fiscal 2011 we revised certain SG&A expense classifications between segment operating profit and corporate items and shifted selling responsibility for a customer from our Bakeries and Foodservice segment to the U.S. Retail segment. All prior period amounts have been restated to conform to the current period presentation.
Our operating segment results were as follows:

	Quarter Ended
	Aug. 29,	Aug. 30,
In Millions	2010	2009

Net sales:
U.S. Retail	$2,446.6	$2,399.6
International	659.8	656.9
Bakeries and Foodservice	426.7	425.9

Total	$3,533.1	$3,482.4

Operating profit:
U.S. Retail	$614.6	$634.3
International	62.0	62.9
Bakeries and Foodservice	72.5	65.2

Total segment operating profit	749.1	762.4

Unallocated corporate items	(12.3)	70.3
Restructuring, impairment, and other exit costs (income)	1.0	(0.8)

Operating profit	$760.4	$692.9

(16) New Accounting Pronouncements
In the first quarter of fiscal 2011 we adopted new accounting guidance on the consolidation model for variable interest entities (VIEs). The guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The adoption of the guidance did not have any impact on our results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in a glossary on pages 26-27 of this report.
CONSOLIDATED RESULTS OF OPERATIONS
First Quarter Results
For the first quarter of fiscal 2011, net sales grew 1 percent to $3,533 million and total segment operating profit of $749 million was 2 percent lower than the first quarter of fiscal 2010. Diluted earnings per share (EPS) was up 13 percent and diluted EPS excluding certain items affecting comparability was flat compared to the first quarter of fiscal 2010. (See pages 25-26 for a discussion of measures not defined by GAAP).
Net sales growth of 1 percent to $3,533 million for the first quarter of fiscal 2011 was the result of 2 percentage points of contributions from volume growth, partially offset by 1 percentage point from unfavorable foreign currency exchange.
Components of net sales growth

First Quarter of Fiscal 2011 vs.			Bakeries and	Combined
First Quarter of Fiscal 2010	U.S. Retail	International	Foodservice	Segments

Contributions from volume growth (a)	1 pt	4 pts	3 pts	2 pts
Net price realization and mix	1 pt	Flat	-3 pts	Flat
Foreign currency exchange	NA	-4 pts	Flat	-1 pt

Net sales growth	2 pts	Flat	Flat	1 pt

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales decreased $33 million from the first quarter of fiscal 2010 to $2,009 million. In the first quarter of fiscal 2011, we recorded a $72 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $15 million in the first quarter of fiscal 2010. This decrease was offset by a $41 million increase attributable to higher volume and $13 million of unfavorable mix and higher input costs.
Selling, general, and administrative (SG&A) expenses were up $14 million to $763 million in the first quarter of fiscal 2011 versus the same period in fiscal 2010. SG&A expenses as a percent of net sales in the first quarter of fiscal 2011 were flat compared with fiscal 2010. The increase in SG&A expenses was driven by an 8 percent increase in advertising and media expense.
Interest, net for the first quarter of fiscal 2011 totaled $90 million, a $2 million decrease from the same period of fiscal 2010. Average interest bearing instruments decreased $157 million leading to a $3 million decrease in net interest, while average interest rates increased 10 basis points generating a $1 million increase in net interest due to a shift from short-term floating rate debt to long-term fixed rate debt versus the same period last year.
The effective tax rate for the first quarter of fiscal 2011 was 33.3 percent compared to 33.8 percent for the first quarter of fiscal 2010. The 0.5 percentage point decrease was primarily due to increased benefits from the domestic manufacturing deduction.

After-tax earnings from joint ventures increased to $26 million compared to $24 million in the same quarter last fiscal year. In the first quarter of fiscal 2011, net sales for Cereal Partners Worldwide (CPW) increased 1 percent due primarily to 2 percentage points of volume growth and 1 percentage point of net price realization and mix, partially offset by 2 points of unfavorable foreign exchange. Net sales for our Häagen-Dazs joint venture in Japan declined 1 percent, mainly due to a 5 percentage point decline from net price realization and mix, and a 4 percentage point decline in volume, offset by 8 percentage points of favorable foreign exchange.
Average diluted shares outstanding decreased by 1 million in the first quarter of fiscal 2011 from the same period a year ago due primarily to share repurchases, offset by the issuance of common stock due to stock option exercises.
Net earnings attributable to General Mills were $472 million in the first quarter of fiscal 2011, up 12 percent from $421 million last year. Diluted EPS was $0.70 in the first quarter of fiscal 2011, up 13 percent from $0.62 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories. Diluted EPS excluding this item affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $0.64 in the first quarter of fiscal 2011, equal to the first quarter of fiscal 2010 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).
SEGMENT OPERATING RESULTS
U.S. Retail Segment Results
Net sales for our U.S. Retail operations grew 2 percent in the first quarter of fiscal 2011 to $2,447 million, with volume contributing 1 percentage point of growth and net price realization and mix also contributing 1 percentage point of growth.
U.S. Retail Net Sales Percentage Change by Division

Quarter Ended
Aug. 29,
2010

Big G	4%
Meals	3
Pillsbury	(3)
Yoplait	4
Snacks	5
Baking Products	(6)
Small Planet Foods	15

Total	2%

During the first quarter of fiscal 2011, net sales for Big G cereals grew 4 percent driven by Multigrain Cheerios, Fiber One, Cinnamon Toast Crunch and new product sales of Chocolate Cheerios and Wheaties Fuel. Meals division net sales increased 3 percent mainly from gains in Green Giant frozen vegetables, Old El Paso Mexican products, and Wanchai Ferry and Macaroni Grill frozen entrees. Pillsbury net sales declined 3 percent due to a decrease in Pillsbury refrigerated cookie dough, partially offset by gains on Totino’s pizza and hot snacks, and introductory sales of Sweet Moments refrigerated ready-to-eat desserts. Net sales for Yoplait grew 4 percent, led by Yoplait Light, Yoplait Greek style yogurt, introductory sales of Yoplait Splitz layered yogurt, and Yoplait Original four-packs. Snacks net sales grew 5 percent, driven by introductory sales of new grain snack bars and several fruit snack varieties. Net sales for Baking Products declined 6 percent, reflecting unfavorable net price realization, partially offset by Betty Crocker cake and frostings, introductory sales of gluten-free Bisquick and Supreme cake mix varieties. Small Planet Food’s net sales were up 15 percent, reflecting performance of Cascadian Farm cereals and granola bars, and Lärabar fruit and nut energy bars.

Segment operating profit decreased 3 percent to $615 million in the first quarter of fiscal 2011 versus the same period a year ago driven by $54 million of unfavorable supply chain costs and a 6 percent increase in advertising and media expenses, partially offset by $18 million of favorable net price realization and mix and $14 million of volume growth.
International Segment Results
Net sales for our International segment of $660 million were flat in the first quarter of fiscal 2011 compared to fiscal 2010. Volume contributed 4 percentage points of growth, offset by 4 percentage points of unfavorable foreign currency exchange.
International Net Sales Percentage Change by Geographic Region

	Quarter Ended
	Aug. 29,
	2010

Europe	(2	) %
Canada	6
Asia/Pacific	11
Latin America	(19)

Total	Flat

For the first quarter of fiscal 2011, net sales in Europe declined 2 percent driven by unfavorable foreign exchange, partially offset by gains on Häagen-Dazs in France and Germany, Old El Paso in France and Spain, and Nature Valley in the United Kingdom. Net sales in Canada increased 6 percent due to volume increases in cereals, and favorable foreign currency exchange. In the Asia/Pacific region, net sales grew 11 percent due to growth from Häagen-Dazs shops and Wanchai Ferry products in China, and introductory sales of Nature Valley in Australia. Latin America net sales decreased 19 percent due to unfavorable foreign exchange, partially offset by gains on La Salteña in Argentina.
Segment operating profit declined 1 percent to $62 million in the first quarter of fiscal 2011, including a 17 percent increase in advertising and media expenses.
Bakeries and Foodservice Segment Results
Net sales for our Bakeries and Foodservice segment of $427 million were flat in the first quarter of fiscal 2011 compared to fiscal 2010. Volume contributed 3 percentage points of growth, including a 2 percentage point reduction from a divested product line. Net price realization and mix drove a 3 percentage point decrease, primarily from price declines indexed to wheat markets.
Bakeries and Foodservice Net Sales Percentage Change by Customer Segment

Quarter Ended
Aug. 29,
2010

Foodservice Distributors	1%
Convenience Stores	15
Bakeries and National Restaurant Accounts	(3)

Total	Flat

Segment operating profit for the first quarter of fiscal 2011 was $72 million, up from $65 million in the first quarter of fiscal 2010, primarily due to volume growth.
UNALLOCATED CORPORATE ITEMS
Unallocated corporate items totaled $12 million of income in the first quarter of fiscal 2011 compared to $70 million of expense in the same period in fiscal 2010. In the first quarter of fiscal 2011 we recorded a $72 million net increase in income related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $15 million net increase in expense in the first quarter of fiscal 2010.
LIQUIDITY
During the quarter ended August 29, 2010, our operations generated $178 million of cash compared to $275 million in the same period last year, mainly reflecting changes in current assets and liabilities, including a $100 million change in prepaid expenses and other current assets, primarily due to market fluctuations in grain contracts.
Cash used by investing activities during the first quarter of fiscal 2011, was $120 million, a $3 million increase over the same period in fiscal 2010. We invested $133 million in land, buildings, and equipment in the first quarter of fiscal 2011, an increase of $6 million over the prior year.
Cash used by financing activities decreased $143 million during the quarter ended August 29, 2010, over the same period a year ago. We issued $698 million more notes payable and long-term debt in the first quarter of fiscal 2011 than the first quarter fiscal 2010. We also used $554 million more cash to repurchase shares than the same period last year. In addition, we paid $184 million of dividends in the first quarter of fiscal 2011, $28 million more than the prior year.
CAPITAL RESOURCES
Our capital structure was as follows:

	Aug. 29,	May 30,
In Millions	2010	2010

Notes payable	$1,349.8	$1,050.1
Current portion of long-term debt	107.3	107.3
Long-term debt	5,771.6	5,268.5

Total debt	7,228.7	6,425.9
Noncontrolling interests	246.6	245.1
Stockholders’ equity	5,124.8	5,402.9

Total capital	$12,600.1	$12,073.9

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2010. As of August 29, 2010, we did not have any outstanding borrowings under these credit lines. We also have $278.9 million in uncommitted credit lines that support our foreign operations.
In June 2010, we issued $500.0 million aggregate principal amount of 5.4 percent notes due 2040. The proceeds of these notes were used to repay a portion of our outstanding commercial paper. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time for a specified make whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.

In May 2010, we paid $437.0 million to repurchase in a cash tender offer $400.0 million of our previously issued debt. We repurchased $220.8 million of our 6.0 percent notes due 2012 and $179.2 million of our 5.65 percent notes due 2012. We issued commercial paper to fund the repurchase.
Our credit facilities and certain of our long-term debt and noncontrolling interests agreements contain restrictive covenants. As of August 29, 2010, we were in compliance with all of these covenants.
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
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the first quarter of fiscal 2011. During the first quarter of fiscal 2011, we provided a $20 million guarantee on behalf of Cereal Partners Worldwide to support capital expenditures.
SIGNIFICANT ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010. The accounting policies used in preparing our interim fiscal 2011 Consolidated Financial Statements are the same as those described in our Form 10-K, except as discussed in Notes 2, 15 and 16 to our Consolidated Financial Statements included in this Form 10-Q.
Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of August 29, 2010, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
There have been no accounting pronouncements recently issued that will affect our Consolidated Financial Statements.
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

Total Segment Operating Profit
Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. A reconciliation of this measure to operating profit, the relevant GAAP measure, is included in Note 15 to the Consolidated Financial Statements in this report.
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
The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Quarter Ended
	Aug. 29,	Aug. 30,
Per Share Data	2010	2009

Diluted earnings per share, as reported	$0.70	$0.62
Mark-to-market effects (a)	(0.06)	0.02

Diluted earnings per share, excluding certain items affecting comparability	$0.64	$0.64

(a)	Net (gain) loss from mark-to-market valuation of certain commodity positions and grain inventories.
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
Working Capital. Current assets and current liabilities, all as of the last day of our reporting period.
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
You should also consider the risk factors that we identify on pages 9 through 14 of our Annual Report on Form 10-K for the fiscal year ended May 30, 2010, and in Item 1A of Part II of this report, which could also affect our future results.
We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of August 29, 2010, was $27 million and $5 million, respectively. The $1 million decrease in interest rate value-at-risk during the three-month period ended August 29, 2010, was due to decreased interest rate market volatility in fiscal 2011. The commodity value-at-risk was flat compared to May 30, 2010. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

Item 4.	Controls and Procedures.
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 29, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended August 29, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors.
Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2010 presents risk factors that may adversely affect our business, financial condition, and results of operations. Those risk factors are supplemented by the following risk factor:
An unfavorable resolution of the dispute concerning our Yoplait trademark license could adversely affect our business.
We market our Yoplait yogurt in the United States according to the terms of a Manufacturing and Distribution License Agreement (Yoplait License Agreement) with Sodima, a French dairy company. Over the past several months, Sodima has expressed to us its desire to renegotiate the Yoplait License Agreement, seeking more lucrative terms. On September 3, 2010, we received a letter from Sodima purporting to terminate the Yoplait License Agreement effective two years from now, on September 9, 2012. On September 6, 2010, we filed a petition for arbitration, as provided for by the dispute resolution provisions of the Yoplait License Agreement, to preserve and enforce our rights under the Yoplait License Agreement.

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
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended August 29, 2010:

	Total
	Number	Average	Total Number of	Maximum Number of
	of Shares	Price	Shares Purchased as	Shares that may yet be
	Purchased	Paid Per	Part of a Publicly	Purchased Under the
Period	(a)	Share	Announced Program (b)	Program (b)

May 31, 2010- June 27, 2010	13,298,571	$37.60	13,298,571	(c	)

June 28, 2010- July 25, 2010	5,241,912	35.93	5,241,912	94,758,088

July 26, 2010- August 29, 2010	2,840,700	35.21	2,840,700	91,917,388

Total	21,381,183	$36.87	21,381,183	91,917,388

(a)	These shares were purchased in the open market.

(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

(c)	Purchases made prior to June 28, 2010 were made pursuant to an authorization adopted by our Board of Directors on December 11, 2006, and that authorization was terminated on June 28, 2010.

Item 6.	Exhibits.
10.1	1998 Senior Management Stock Plan.

10.2	2001 Compensation Plan for Non-Employee Directors.

10.3	2003 Stock Compensation Plan.

10.4	2005 Stock Compensation Plan.

10.5	2006 Compensation Plan for Non-Employee Directors.

10.6	2007 Stock Compensation Plan.

10.7	2009 Stock Compensation Plan.

10.8	Executive Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 29, 2010, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Total Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC. (Registrant)
Date September 22, 2010	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date September 22, 2010	/s/ Richard O. Lund
Richard O. Lund
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	1998 Senior Management Stock Plan.

10.2	2001 Compensation Plan for Non-Employee Directors.

10.3	2003 Stock Compensation Plan.

10.4	2005 Stock Compensation Plan.

10.5	2006 Compensation Plan for Non-Employee Directors.

10.6	2007 Stock Compensation Plan.

10.7	2009 Stock Compensation Plan.

10.8	Executive Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 29, 2010, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Total Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.