Form 10-Q
period 2010-11-28
GENERAL MILLS INC
filed 2010-12-17
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 28, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______
Commission file number: 001-01185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0274440 (I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota (Address of principal executive offices)	55426 (Zip Code)
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
Yes ☐ No ☒
Number of shares of Common Stock outstanding as of December 10, 2010: 635,811,716 (excluding 118,801,612 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and six-month periods ended November 28, 2010, and November 29, 2009	3
	Consolidated Balance Sheets as of November 28, 2010, and May 30, 2010	4
	Consolidated Statements of Total Equity and Comprehensive Income for the six-month period ended November 28, 2010, and the fiscal year ended May 30, 2010	5
	Consolidated Statements of Cash Flows for the six-month periods ended November 28, 2010, and November 29, 2009	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

Signatures		38
EX-10.1
EX-10.4
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

			Six-Month
	Quarter Ended		Period Ended
	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,
	2010	2009	2010	2009
Net sales	$4,066.6	$4,034.7	$7,599.7	$7,517.1

Cost of sales	2,432.6	2,306.4	4,441.4	4,348.0

Selling, general, and administrative expenses	810.1	824.7	1,573.0	1,573.4

Restructuring, impairment, and other exit costs	1.0	24.9	2.0	24.1

Operating profit	822.9	878.7	1,583.3	1,571.6

Interest, net	81.6	88.5	171.9	180.4

Earnings before income taxes and after-tax earnings from joint ventures	741.3	790.2	1,411.4	1,391.2

Income taxes	160.7	261.6	383.7	464.8

After-tax earnings from joint ventures	34.7	38.2	61.2	62.4

Net earnings, including earnings attributable to noncontrolling interests	615.3	566.8	1,088.9	988.8

Net earnings attributable to noncontrolling interests	1.4	1.3	2.9	2.7

Net earnings attributable to General Mills	$613.9	$565.5	$1,086.0	$986.1

Earnings per share - basic	$0.96	$0.86	$1.68	$1.50

Earnings per share - diluted	$0.92	$0.83	$1.63	$1.46

Dividends per share	$0.28	$0.23	$0.56	$0.47

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)

	Nov. 28,	May 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$566.3	$673.2
Receivables	1,299.1	1,041.6
Inventories	1,706.0	1,344.0
Deferred income taxes	28.5	42.7
Prepaid expenses and other current assets	416.7	378.5

Total current assets	4,016.6	3,480.0

Land, buildings, and equipment	3,146.1	3,127.7
Goodwill	6,634.7	6,592.8
Other intangible assets	3,740.5	3,715.0
Other assets	840.6	763.4

Total assets	$18,378.5	$17,678.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$826.7	$849.5
Current portion of long-term debt	11.7	107.3
Notes payable	1,169.9	1,050.1
Other current liabilities	1,725.3	1,762.2

Total current liabilities	3,733.6	3,769.1

Long-term debt	5,864.1	5,268.5
Deferred income taxes	965.2	874.6
Other liabilities	1,930.8	2,118.7

Total liabilities	12,493.7	12,030.9

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,294.9	1,307.1
Retained earnings	8,842.1	8,122.4
Common stock in treasury, at cost, shares of 114.1 and 98.1	(3,299.5)	(2,615.2)
Accumulated other comprehensive loss	(1,273.4)	(1,486.9)

Total stockholders’ equity	5,639.6	5,402.9

Noncontrolling interests	245.2	245.1

Total equity	5,884.8	5,648.0

Total liabilities and equity	$18,378.5	$17,678.9

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
							Accumulated
			Additional				Other
		Par	Paid-In			Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interests	Total

Balance as of May 31, 2009	754.6	$75.5	$1,212.1	(98.6)	$(2,473.1)	$7,235.6	$(877.8)	$244.2	$5,416.5
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,530.5		4.5	1,535.0
Other comprehensive income (loss)							(609.1)	0.2	(608.9)

Total comprehensive income									926.1
Cash dividends declared ($0.96 per share)						(643.7)			(643.7)
Stock compensation plans (includes income tax benefits of $114.0)			53.3	21.8	549.7				603.0
Shares purchased				(21.3)	(691.8)				(691.8)
Unearned compensation related to restricted stock unit awards			(65.6)						(65.6)
Distributions to noncontrolling interest holders								(3.8)	(3.8)
Earned compensation			107.3						107.3

Balance as of May 30, 2010	754.6	75.5	1,307.1	(98.1)	(2,615.2)	8,122.4	(1,486.9)	245.1	5,648.0
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,086.0		2.9	1,088.9
Other comprehensive income							213.5	0.3	213.8

Total comprehensive income									1,302.7
Cash dividends declared ($0.56 per share)						(366.3)			(366.3)
Stock compensation plans (includes income tax benefits of $56.4)			7.8	10.2	279.3				287.1
Shares purchased				(26.2)	(963.6)				(963.6)
Unearned compensation related to restricted stock awards			(79.7)						(79.7)
Distributions to noncontrolling interest holders								(3.1)	(3.1)
Earned compensation			59.7						59.7

Balance as of Nov. 28, 2010	754.6	$75.5	$1,294.9	(114.1)	$(3,299.5)	$8,842.1	$(1,273.4)	$245.2	$5,884.8

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Six-Month Period Ended
	Nov. 28,	Nov. 29,
	2010	2009
Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests	$1,088.9	$988.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	230.2	227.9
After-tax earnings from joint ventures	(61.2)	(62.4)
Stock-based compensation	59.7	60.4
Deferred income taxes	78.5	25.3
Tax benefit on exercised options	(56.4)	(46.6)
Distributions of earnings from joint ventures	24.3	31.2
Pension and other postretirement benefit plan contributions	(5.9)	(5.3)
Pension and other postretirement benefit plan expense (income)	36.7	(4.4)
Restructuring, impairment, and other exit costs (income)	(1.4)	18.9
Changes in current assets and liabilities	(736.4)	(269.1)
Other, net	(57.5)	22.4

Net cash provided by operating activities	599.5	987.1

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(284.3)	(257.5)
Investments in affiliates, net	(1.9)	—
Proceeds from disposal of land, buildings, and equipment	7.2	6.6
Other, net	12.6	35.8

Net cash used by investing activities	(266.4)	(215.1)

Cash Flows - Financing Activities
Change in notes payable	117.8	(375.3)
Issuance of long-term debt	500.0	—
Payment of long-term debt	(3.6)	(3.2)
Proceeds from common stock issued on exercised options	185.1	189.1
Tax benefit on exercised options	56.4	46.6
Purchases of common stock for treasury	(963.6)	(235.4)
Dividends paid	(366.3)	(312.9)
Other, net	(8.5)	—

Net cash used by financing activities	(482.7)	(691.1)

Effect of exchange rate changes on cash and cash equivalents	42.7	27.7

Increase (decrease) in cash and cash equivalents	(106.9)	108.6
Cash and cash equivalents - beginning of year	673.2	749.8

Cash and cash equivalents - end of period	$566.3	$858.4

Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$(235.3)	$(241.6)
Inventories	(348.0)	(270.2)
Prepaid expenses and other current assets	(33.2)	19.8
Accounts payable	16.8	(33.2)
Other current liabilities	(136.7)	256.1

Changes in current assets and liabilities	$(736.4)	$(269.1)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Background
The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarterly and six-month periods ended November 28, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2011.
These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K, except as discussed in Notes 2, 17, and 18 to these Consolidated Financial Statements.
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
     • Revising the classification of certain customer logistics allowances as a reduction of net sales (previously recorded as cost of sales). The impact of this change was a decrease in net sales of $43.5 million for the quarter ended and $79.9 million for the six-month period ended November 29, 2009 with a corresponding decrease to cost of sales.
     • Revising the classification of certain promotion-related costs, customer allowances, and supply chain costs as cost of sales or selling, general, and administrative (SG&A) expenses (previously recorded as a reduction of net sales or SG&A expenses). The impact of these changes was a net increase to cost of sales of $17.8 million for the quarter ended and $35.7 million for the six-month period ended November 29, 2009 with a corresponding decrease to SG&A expenses.
     • Shifting allocation of certain SG&A expenses, primarily stock-based compensation, between segment operating profit and unallocated corporate items. The impact of this change was a decrease to segment operating profit of $3.5 million for the quarter ended and $8.7 million for the six-month period ended November 29, 2009 with a corresponding decrease in unallocated corporate items.
     • Shifting sales responsibility for a customer from our Bakeries and Foodservice segment to our U.S. Retail segment. For the quarter ended November 29, 2009, net sales of $2.5 million and segment operating profit of $1.1 million previously recorded in our Bakeries and Foodservice segment have now been reported in the U.S. Retail segment. For the six-month period ended November 29, 2009, net sales of $5.2 million and segment operating profit of $2.2 million previously recorded in our Bakeries and Foodservice segment have now been reported in the U.S. Retail segment.

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
(3) Acquisitions and Divestitures
During the second quarter of fiscal 2011 we reached a definitive agreement to purchase the Mountain High yogurt business for $85.0 million in cash subject to a purchase price adjustment related to inventory levels. We expect the transaction to be completed in the third quarter of fiscal 2011.
During the second quarter of fiscal 2011 we reached a definitive agreement to sell a foodservice frozen baked goods product line in our International segment for $24.6 million in cash subject to a purchase price adjustment related to inventory levels. We expect the transaction to be completed and to record an after-tax gain of approximately $13 million during the third quarter of fiscal 2011. As of November 28, 2010, $4.4 million of land, buildings and equipment associated with this product line were considered held-for-sale.
(4) Restructuring, Impairment, and Other Exit Costs
Restructuring, impairment, and other exit costs (income) were as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,
In Millions	2010	2009	2010	2009

Discontinuation of kids’ refrigerated yogurt beverage and microwave soup product lines	$0.9	$24.1	$1.8	$24.1
Sale of Contagem, Brazil bread and pasta plant	—	0.2	—	(0.8)
Charges associated with restructuring actions previously announced	0.1	0.6	0.2	0.8

Total	$1.0	$24.9	$2.0	$24.1

In the second quarter of fiscal 2011, we did not undertake any new restructuring actions. During the second quarter of fiscal 2010, we decided to exit our kids’ refrigerated yogurt beverage product line at our Murfreesboro, Tennessee plant and our microwave soup product line at our Vineland, New Jersey plant to rationalize capacity for more profitable items. Our decisions to exit these U.S. Retail segment products resulted in a $24.1 million non-cash charge against the related long-lived assets. No employees were affected by these actions. During the six-month period ended November 29, 2009, we also recorded a net gain of $0.8 million related to the closure and sale of our Contagem, Brazil bread and pasta plant.
(5) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during fiscal 2011 were as follows:

			Bakeries and	Joint
In Millions	U.S. Retail	International	Foodservice	Ventures	Total

Balance as of May 30, 2010	$5,098.3	$122.0	$923.0	$449.5	$6,592.8
Other activity, primarily foreign currency translation	—	6.6	—	35.3	41.9

Balance as of Nov. 28, 2010	$5,098.3	$128.6	$923.0	$484.8	$6,634.7

The changes in the carrying amount of other intangible assets during fiscal 2011 were as follows:

			Joint
In Millions	U.S. Retail	International	Ventures	Total

Balance as of May 30, 2010	$3,206.6	$445.3	$63.1	$3,715.0
Other activity, primarily foreign currency translation	(1.6)	26.8	0.3	25.5

Balance as of Nov. 28, 2010	$3,205.0	$472.1	$63.4	$3,740.5

(6) Inventories
The components of inventories were as follows:

	Nov. 28,	May 30,
In Millions	2010	2010

Raw materials and packaging	$293.7	$247.5
Finished goods	1,351.2	1,131.4
Grain	214.0	107.4
Excess of FIFO or weighted-average cost over LIFO cost	(152.9)	(142.3)

Total	$1,706.0	$1,344.0

(7) Financial Instruments, Risk Management Activities, and Fair Values
Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of November 28, 2010, and May 30, 2010, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
	Nov. 28,	May 30,	Nov. 28,	May 30,	Nov. 28,	May 30,	Nov. 28,	May 30,
In Millions	2010	2010	2010	2010	2010	2010	2010	2010

Available for sale:
Debt securities	$11.5	$11.8	$11.6	$11.9	$0.2	$0.1	$—	$—
Equity securities	6.5	6.1	14.0	15.5	7.5	9.4	0.1	—

Total	$18.0	$17.9	$25.6	$27.4	$7.7	$9.5	$0.1	$—

Earnings include insignificant realized gains from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive income (loss) (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available for Sale
		Market
In Millions	Cost	Value

Under 1 year (current)	$5.2	$5.2
From 1 to 3 years	0.4	0.4
From 4 to 7 years	4.8	4.8
Over 7 years	1.1	1.2
Equity securities	6.5	14.0

Total	$18.0	$25.6

Marketable securities with a market value of $2.3 million as of November 28, 2010, were pledged as collateral for certain derivative contracts.
The fair values and carrying amounts of long-term debt, including the current portion, were $6,535.2 million and $5,875.8 million, respectively, as of November 28, 2010. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments.
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

Unallocated corporate items for the quarterly and six-month periods ended November 28, 2010, and November 29, 2009, included:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,
In Millions	2010	2009	2010	2009

Net gain (loss) on mark-to-market valuation of commodity positions	$49.7	$17.5	$89.8	$(11.2)
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	(20.3)	34.1	(13.1)	60.6
Net mark-to-market revaluation of certain grain inventories	(1.4)	15.8	23.2	3.2

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$28.0	$67.4	$99.9	$52.6

As of November 28, 2010, the net notional value of commodity derivatives was $344.5 million, primarily related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
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
Floating Interest Rate Exposures — Except as discussed below, floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million as of November 28, 2010.
Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was $1.2 million as of November 28, 2010.
During the fourth quarter of fiscal 2010, in advance of a planned debt financing, we entered into $500 million of treasury lock derivatives with an average fixed rate of 4.3 percent. All of these treasury locks were cash settled for $17.1 million coincident with the issuance of our $500 million 30-year fixed-rate notes, which settled during the first quarter of fiscal 2011. As of November 28, 2010, a $16.5 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.
During the second quarter of fiscal 2010 we entered into $700.0 million of interest rate swaps to convert $700.0 million of 5.65 percent fixed-rate notes to floating rates. In May 2010, we repurchased $179.2 million of our 5.65 percent notes, and as a result, we received $2.7 million to settle a portion of these swaps that related to the repurchased debt.
In anticipation of our acquisition of The Pillsbury Company (Pillsbury) and other financing needs, we entered into pay-fixed interest rate swap contracts during fiscal 2001 and 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. As of November 28, 2010, we still owned $1.6 billion of Pillsbury-related pay-fixed swaps that were previously neutralized with offsetting pay-floating swaps in fiscal 2002.

In advance of a planned debt financing in fiscal 2007, we entered into $700.0 million pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent. All of these forward-starting interest rate swaps were cash settled for $22.5 million coincident with our $1.0 billion 10-year fixed-rate note offering on January 24, 2007. As of November 28, 2010, a $13.8 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.
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

	Nov. 28,	May 30,
In Millions	2010	2010

Pay-floating swaps - notional amount	$2,146.6	$2,155.6
Average receive rate	4.8%	4.8%
Average pay rate	0.3%	0.3%
Pay-fixed swaps - notional amount	$1,600.0	$1,600.0
Average receive rate	0.3%	0.3%
Average pay rate	7.3%	7.3%

The swap contracts mature at various dates from fiscal 2011 to 2013 as follows:

In Millions	Pay Floating	Pay Fixed

2011	$8.7	$—
2012	1,603.3	850.0
2013	534.6	750.0

Total	$2,146.6	$1,600.0

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
The amount of hedge ineffectiveness was less than $1 million as of November 28, 2010.
We also have many net investments in foreign subsidiaries that are denominated in euros. We hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of November 28, 2010, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.
Fair Value Measurements and Financial Statement Presentation
We categorize assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.
The fair values of our assets, liabilities, and derivative positions recorded at fair value as of November 28, 2010, were as follows:

	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$11.1	$—	$11.1	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	3.6	—	3.6	—	(8.2)	—	(8.2)

Total	—	14.7	—	14.7	—	(8.2)	—	(8.2)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	102.9	—	102.9	—	(130.9)	—	(130.9)
Foreign exchange contracts (c) (d)	—	23.2	—	23.2	—	(1.3)	—	(1.3)
Commodity contracts (c) (e)	3.5	14.9	—	18.4	—	(1.7)	—	(1.7)

Total	3.5	141.0	—	144.5	—	(133.9)	—	(133.9)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	14.0	11.6	—	25.6	—	—	—	—
Grain contracts (c) (e)	—	38.1	—	38.1	—	(19.9)	—	(19.9)

Total	14.0	49.7	—	63.7	—	(19.9)	—	(19.9)

Total assets, liabilities, and derivative positions recorded at fair value	$17.5	$205.4	$—	$222.9	$—	$(162.0)	$—	$(162.0)

(a)	These contracts and investments are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.
We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, net investment hedges, and other derivatives not designated as hedging instruments for the quarterly and six-month periods ended November 28, 2010 and November 29, 2009, were as follows:

	Interest Rate		Foreign Exchange				Commodity
	Contracts		Contracts		Equity Contracts		Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,
In Millions	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$2.6	$—	$(6.6)	$—	$—	$—	$—	$—	$(4.0)
Amount of loss reclassified from AOCI into earnings (a) (b)	(3.3)	(3.8)	(3.9)	(2.5)	—	—	—	—	(7.2)	(6.3)
Amount of gain recognized in earnings (c) (d)	—	—	—	(0.1)	—	—	—	—	—	(0.1)

Derivatives in Fair Value Hedging Relationships:
Amount of net gain recognized in earnings (e)	1.2	1.8	—	—	—	—	—	—	1.2	1.8

Derivatives Not Designated as Hedging Instruments:
Amount of gain recognized in earnings (e)	3.3	1.5	17.0	—	—	—	49.7	17.5	70.0	19.0

	Interest Rate		Foreign Exchange				Commodity
	Contracts		Contracts		Equity Contracts		Contracts		Total
	Six-Month		Six-Month		Six-Month		Six-Month		Six-Month
	Period Ended		Period Ended		Period Ended		Period Ended		Period Ended
	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,
In Millions	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$3.0	$(7.4)	$(8.6)	$—	$—	$—	$—	$(7.4)	$(5.6)
Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(6.6)	(7.6)	(9.5)	0.8	—	—	—	—	(16.1)	(6.8)
Amount of (gain) loss recognized in earnings (c) (d)	—	—	0.3	(0.3)	—	—	—	—	0.3	(0.3)

Derivatives in Fair Value Hedging Relationships:
Amount of net gain recognized in earnings (e)	1.2	1.8	—	—	—	—	—	—	1.2	1.8

Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in earnings (e)	(0.9)	4.0	13.4	—	—	0.1	89.8	(11.2)	102.3	(7.1)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Loss recognized in earnings is reported in SG&A expenses for foreign exchange contracts.

(e)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.
Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of November 28, 2010, totaled $21.0 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized losses from foreign currency cash flow hedges recorded in AOCI as of November 28, 2010, were $3.0 million after-tax. The net amount of pre-tax gains and losses in AOCI as of November 28, 2010, that we expect to be reclassified into net earnings within the next 12 months is $10.9 million of expense.
Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on November 28, 2010, was $0.8 million. We would be required to post this amount of collateral to the counterparties if the contingent features were triggered.
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
The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $73.1 million against which we hold $22.7 million of collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.
(8) Debt
The components of notes payable were as follows:

	Nov. 28,	May 30,
In Millions	2010	2010

U.S. commercial paper	$1,054.2	$973.0
Euro commercial paper	0.3	—
Financial institutions	115.4	77.1

Total	$1,169.9	$1,050.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2013. We entered into the $1.1 billion three-year credit agreement in October 2010 to replace an expiring five-year credit agreement. As of November 28, 2010, we did not have any outstanding borrowings under these credit lines. We also have $293.1 million in uncommitted credit lines that support our foreign operations.

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
Our credit facilities and certain of our long-term debt and noncontrolling interests agreements contain restrictive covenants. As of November 28, 2010, we were in compliance with all of these covenants.
(9) Stockholders’ Equity
The following table provides details of total comprehensive income:

	Quarter Ended			Quarter Ended
	Nov. 28, 2010			Nov. 29, 2009
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings attributable to General Mills			$613.9			$565.5
Net earnings attributable to noncontrolling interests			1.4			1.3

Net earnings, including earnings attributable to noncontrolling interests			$615.3			$566.8

Other comprehensive income (loss):
Foreign currency translation	$94.0	$—	$94.0	$111.1	$—	$111.1
Other fair value changes:
Securities	(0.1)	0.1	—	(0.5)	0.2	(0.3)
Hedge derivatives	—	—	—	(4.0)	1.2	(2.8)
Reclassification to earnings:
Hedge derivatives	7.2	(0.5)	6.7	6.3	(2.4)	3.9
Amortization of losses and prior service costs	27.2	(10.4)	16.8	4.9	(1.9)	3.0

Other comprehensive income in accumulated other comprehensive loss	128.3	(10.8)	117.5	117.8	(2.9)	114.9
Other comprehensive income attributable to noncontrolling interests	(0.4)	—	(0.4)	—	—	—

Other comprehensive income	$127.9	$(10.8)	$117.1	$117.8	$(2.9)	$114.9

Total comprehensive income			$732.4			$681.7

	Six-Month Period Ended			Six-Month Period Ended
	Nov. 28, 2010			Nov. 29, 2009
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings attributable to General Mills			$1,086.0			$986.1
Net earnings attributable to noncontrolling interests			2.9			2.7

Net earnings, including earnings attributable to noncontrolling interests			$1,088.9			$988.8

Other comprehensive income (loss):
Foreign currency translation adjustments	$176.1	$—	$176.1	$149.7	$—	$149.7
Other fair value changes:
Securities	(2.1)	0.8	(1.3)	(0.2)	0.1	(0.1)
Hedge derivatives	(7.4)	0.1	(7.3)	(5.6)	1.0	(4.6)
Reclassification to earnings:
Hedge derivatives	16.1	(3.9)	12.2	6.8	(2.6)	4.2
Amortization of losses and prior service costs	54.5	(20.7)	33.8	9.5	(3.7)	5.8

Other comprehensive income in accumulated other comprehensive loss	237.2	(23.7)	213.5	160.2	(5.2)	155.0
Other comprehensive income attributable to noncontrolling interests	0.3	—	0.3	0.2	—	0.2

Other comprehensive income	$237.5	$(23.7)	$213.8	$160.4	$(5.2)	$155.2

Total comprehensive income			$1,302.7			$1,144.0

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.
Accumulated other comprehensive loss balances, net of tax effects, were as follows:

	Nov. 28,	May 30,
In Millions	2010	2010

Foreign currency translation adjustments	$371.0	$194.9
Unrealized gain (loss) from:
Securities	4.3	5.6
Hedge derivatives	(24.0)	(28.9)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,607.5)	(1,611.0)
Prior service costs	(17.2)	(47.5)

Accumulated other comprehensive loss	$(1,273.4)	$(1,486.9)

(10) Stock Plans
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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,
In Millions	2010	2009	2010	2009

Compensation expense related to stock-based payments	$30.0	$38.4	$86.6	$97.4

As of November 28, 2010, unrecognized compensation expense related to non-vested stock options and restricted stock units was $246.1 million. This expense will be recognized over 24 months, on average.
Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month
	Period Ended
	Nov. 28,	Nov. 29,
In Millions	2010	2009

Net cash proceeds	$185.3	$189.0
Intrinsic value of options exercised	$134.0	$118.8

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
The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month Period Ended
	Nov. 28,	Nov. 29,
	2010	2009

Estimated fair values of stock options granted	$4.12	$$3.20
Assumptions:
Risk-free interest rate	2.9%	3.7%
Expected term	8.5 years	8.5 years
Expected volatility	18.5%	18.9%
Dividend yield	3.0%	3.4%

Information on stock option activity follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(Thousands)	Price	Term (Years)	(Millions)

Balance as of May 30, 2010	81,104.6	$25.17
Granted	5,233.0	37.38
Exercised	(8,830.7)	21.72
Forfeited or expired	(70.0)	31.30

Outstanding as of Nov. 28, 2010	77,436.9	$26.38	4.79	$687.9

Exercisable as of Nov. 28, 2010	49,022.1	$23.71	3.03	$559.9

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share-	Weighted-	Share-	Weighted-	Cash-Settled	Weighted-
	Settled	Average	Settled	Average	Share-Based	Average
	Units	Grant-Date	Units	Grant-Date	Units	Grant-Date
	(Thousands)	Fair Value	(Thousands)	Fair Value	(Thousands)	Fair Value

Non-vested as of May 30, 2010	10,209.8	$28.49	424.3	$28.64	3,703.7	$29.65
Granted	2,245.8	37.32	111.4	37.40	1,219.2	37.40
Vested	(2,773.9)	26.27	(71.5)	28.99	(87.3)	31.41
Forfeited	(167.9)	30.52	(25.4)	28.83	(163.9)	31.54

Non-vested as of Nov. 28, 2010	9,513.8	$31.18	438.8	$30.80	4,671.7	$31.57

The total grant-date fair value of restricted stock unit awards that vested in the six-month period ended November 28, 2010 was $77.7 million, and restricted stock units with a grant-date fair value of $18.2 million vested in the six-month period ended November 29, 2009.

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,
In Millions, Except per Share Data	2010	2009	2010	2009

Net earnings attributable to General Mills	$613.9	$565.5	$1,086.0	$986.1

Average number of common shares - basic EPS	642.1	657.4	644.7	655.2
Incremental share effect from: (a)
Stock options	17.1	18.0	17.4	16.2
Restricted stock, restricted stock units, and other	5.3	5.8	5.4	5.6

Average number of common shares - diluted EPS	664.5	681.2	667.5	677.0

Earnings per share - basic	$0.96	$0.86	$1.68	$1.50
Earnings per share - diluted	$0.92	$0.83	$1.63	$1.46

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,
In Millions	2010	2009	2010	2009

Anti-dilutive stock options and restricted stock units	5.2	4.6	5.1	12.6

(12) Share Repurchases
On June 28, 2010, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock.
During the second quarter of fiscal 2011, we repurchased 4.8 million shares of common stock for an aggregate purchase price of $175.2 million. During the six-month period ended November 28, 2010, we repurchased 26.2 million shares of common stock for an aggregate purchase price of $963.6 million.
During the second quarter of fiscal 2010, we repurchased 50 thousand shares of common stock for an aggregate purchase price of $1.5 million. During the six-month period ended November 29, 2009, we repurchased 8.6 million shares of common stock for an aggregate purchase price of $235.4 million.

(13) Interest, Net
The components of interest were as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,
Expense (Income), in Millions	2010	2009	2010	2009

Interest expense	$84.9	$91.3	$178.7	$186.6
Capitalized interest	(1.7)	(1.2)	(3.8)	(2.3)
Interest income	(1.6)	(1.6)	(3.0)	(3.9)

Interest, net	$81.6	$88.5	$171.9	$180.4

(14) Statements of Cash Flows
During the six-month period ended November 28, 2010, we made net cash interest payments of $161.1 million, compared to $192.9 million in the same period last year. Also, in the six-month period ended November 28, 2010, we made tax payments of $355.1 million, compared to $301.1 million in the same period last year.

(15) Retirement and Postemployment Benefits
Components of net pension, other postretirement, and postemployment expense (income) were as follows:

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,
In Millions	2010	2009	2010	2009	2010	2009

Service cost	$25.1	$17.8	$4.7	$3.2	$2.0	$1.8
Interest cost	57.6	57.6	15.0	15.4	1.2	1.4
Expected return on plan assets	(101.8)	(100.1)	(8.2)	(7.3)	—	—
Amortization of losses	20.3	2.2	3.6	0.5	0.6	0.3
Amortization of prior service costs (credits)	2.2	1.7	(0.1)	(0.4)	0.6	0.6
Other adjustments	—	—	—	—	2.0	2.4

Net expense (income)	$3.4	$(20.8)	$15.0	$11.4	$6.4	$6.5

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Six-Month		Six-Month		Six-Month
	Period Ended		Period Ended		Period Ended
	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,
In Millions	2010	2009	2010	2009	2010	2009

Service cost	$50.5	$35.5	$9.3	$6.4	$4.0	$3.6
Interest cost	115.2	115.2	30.0	30.8	2.5	2.8
Expected return on plan assets	(204.0)	(199.9)	(16.5)	(14.6)	—	—
Amortization of losses	40.7	4.2	7.2	1.0	1.1	0.5
Amortization of prior service costs (credits)	4.5	3.4	(0.2)	(0.8)	1.2	1.2
Other adjustments	—	—	—	—	4.0	4.9

Net expense (income)	$6.9	$(41.6)	$29.8	$22.8	$12.8	$13.0

(16) Income Taxes
The following table sets forth changes in our total gross unrecognized tax benefit liabilities for the six-month period ended November 28, 2010:

In Millions

Balance as of May 30, 2010	$552.9
Tax positions related to current year:
Additions	4.2
Reductions	—
Tax positions related to prior years:
Additions	14.9
Reductions	(111.4)
Settlements	(5.8)
Lapses in statutes of limitations	—

Balance as of November 28, 2010	$454.8

During the second quarter of fiscal 2011, we reached a settlement with the Internal Revenue Service (IRS) concerning corporate income tax adjustments for fiscal years 2002 to 2008. The adjustments primarily relate to the amount of capital loss, depreciation, and amortization we reported as a result of the sale of noncontrolling interests in our General Mills Cereals, LLC subsidiary. As a result, we recorded a $108.1 million reduction in our total liabilities for uncertain tax positions. We expect to make a payment of approximately $420 million in fiscal 2011 related to this settlement.
During the second quarter of fiscal 2011, the Superior Court of the State of California issued an adverse decision concerning our state income tax apportionment calculations. As a result, we recorded an $11.5 million increase in our total liabilities for uncertain tax positions. We believe our positions are supported by substantial technical authority and intend to appeal this opinion. We will not make a payment related to this matter until the final resolution is reached.
We recorded an $88.9 million net reduction in income tax expense in the second quarter of fiscal 2011 related to the two matters discussed above. This amount differs from the net reduction to total liabilities noted above due to federal tax benefits associated with the deduction of state taxes, and changes in accrued interest and deferred tax liabilities.
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
Our operating segment results were as follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,
In Millions	2010	2009	2010	2009

Net sales:
U.S. Retail	$2,850.1	$2,859.5	$5,296.7	$5,259.1
International	748.8	719.2	1,408.6	1,376.1
Bakeries and Foodservice	467.7	456.0	894.4	881.9

Total	$4,066.6	$4,034.7	$7,599.7	$7,517.1

Operating profit:
U.S. Retail	$687.4	$717.2	$1,302.0	$1,351.5
International	88.7	70.7	150.7	133.6
Bakeries and Foodservice	77.1	88.7	149.6	153.9

Total segment operating profit	853.2	876.6	1,602.3	1,639.0

Unallocated corporate items	29.3	(27.0)	17.0	43.3
Restructuring, impairment, and other exit costs	1.0	24.9	2.0	24.1

Operating profit	$822.9	$878.7	$1,583.3	$1,571.6

(18) New Accounting Pronouncements
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
INTRODUCTION
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in a glossary on pages 33-34 of this report.
CONSOLIDATED RESULTS OF OPERATIONS
Second Quarter Results
For the second quarter of fiscal 2011, net sales grew 1 percent to $4,067 million and total segment operating profit of $853 million was 3 percent lower than the second quarter of fiscal 2010. Diluted earnings per share (EPS) was up 11 percent and diluted EPS excluding certain items affecting comparability decreased 1 percent compared to the second quarter of fiscal 2010. (See pages 32-33 for a discussion of measures not defined by GAAP).
Net sales growth of 1 percent for the second quarter of fiscal 2011 was the result of 3 percentage points of contributions from volume growth, partially offset by 2 percentage points from net price realization and mix.
Components of net sales growth

Second Quarter of Fiscal 2011 vs.			Bakeries and	Combined
Second Quarter of Fiscal 2010	U.S. Retail	International	Foodservice	Segments

Contributions from volume growth (a)	3 pts	8 pts	-1 pt	3 pts
Net price realization and mix	-3 pts	-1 pt	4 pts	-2 pts
Foreign currency exchange	NA	-3 pts	Flat	Flat

Net sales growth	Flat	4 pts	3 pts	1 pt

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales increased $126 million from the second quarter of fiscal 2010 to $2,433 million. This increase was primarily driven by a $55 million increase attributable to higher volume and $32 million of higher input costs and product mix. In the second quarter of fiscal 2011, we recorded a $28 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $67 million in the second quarter of fiscal 2010.
Selling, general, and administrative (SG&A) expenses were down $15 million to $810 million in the second quarter of fiscal 2011 versus the same period in fiscal 2010. SG&A expenses as a percent of net sales in the second quarter of fiscal 2011 were down 50 basis points compared with fiscal 2010. Advertising and media expense declined 15 percent, partially offset by an increase in pension expense.
Restructuring, impairment, and other exit costs were $1 million for the second quarter of fiscal 2011 and $25 million for the same period of fiscal 2010. In the second quarter of fiscal 2011, we did not undertake any new restructuring actions. During the second quarter of fiscal 2010, we decided to exit our kids’ refrigerated yogurt beverage product line and our microwave soup product line in our U.S. Retail segment to rationalize capacity for more profitable items. Our decisions to exit these products resulted in a $24 million non-cash charge against the related long-lived assets. In addition, in fiscal 2010, we recorded $1 million of costs related to previously announced restructuring actions.

Interest, net for the second quarter of fiscal 2011 totaled $82 million, a $7 million decrease from the same period of fiscal 2010. Average interest rates decreased 90 basis points, due to a shift to short-term debt from long-term debt versus the same period last year, generating a $14 million decrease in net interest. Average interest bearing instruments increased $472 million, due to an increase in share repurchases versus the same period last year, leading to a $7 million increase in net interest.
The effective tax rate for the second quarter of fiscal 2011 was 21.7 percent compared to 33.1 percent for the second quarter of fiscal 2010. The 11.4 percentage point decrease was primarily due to a $100 million reduction to tax expense related to a settlement with the Internal Revenue Service (IRS) concerning corporate income tax adjustments for fiscal years 2002 to 2008. The adjustments primarily relate to the amount of capital loss, depreciation, and amortization we reported as a result of the sale of noncontrolling interests in our General Mills Cereals, LLC subsidiary. This was partially offset by an $11 million increase in income taxes related to an adverse decision from the Superior Court of the State of California concerning our state income tax apportionment calculations.
After-tax earnings from joint ventures decreased to $35 million compared to $38 million in the same quarter last fiscal year, as higher advertising and media spending, along with this year’s increased service cost allocations to Cereal Partners Worldwide (CPW), offset volume gains. In the second quarter of fiscal 2011, net sales for CPW increased 1 percent due to volume growth. Net sales for our Häagen-Dazs joint venture in Japan (HDJ) increased 9 percent, primarily due to favorable foreign exchange.
Average diluted shares outstanding decreased by 17 million in the second quarter of fiscal 2011 from the same period a year ago due primarily to share repurchases, offset by the issuance of common stock due to stock option exercises.
Net earnings attributable to General Mills were $614 million in the second quarter of fiscal 2011, up 9 percent from $566 million last year. Diluted EPS was $0.92 in the second quarter of fiscal 2011, up 11 percent from $0.83 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories and the net benefit from decisions affecting two uncertain tax matters in the second quarter of fiscal 2011. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $0.76 in the second quarter of fiscal 2011, down 1 percent compared to $0.77 in the second quarter of fiscal 2010 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).
Six-month Results
For the six-month period ended November 28, 2010, net sales grew 1 percent to $7,600 million and total segment operating profit of $1,602 million was 2 percent lower than $1,639 million in the six-month period ended November 29, 2009. Diluted EPS was up 12 percent and diluted EPS excluding certain items affecting comparability declined 1 percent compared to the six-month period ended November 29, 2009. (See pages 32-33 for a discussion of measures not defined by GAAP).
Net sales grew 1 percent for the six-month period ended November 28, 2010. Volume contributed 3 percentage points of growth, partially offset by 1 percentage point of decline from net price realization and mix and 1 percentage point of unfavorable foreign exchange.

Components of net sales growth

Six-Month Period Ended Nov. 28, 2010 vs.			Bakeries and	Combined
Six-Month Period Ended Nov. 29, 2009	U.S. Retail	International	Foodservice	Segments

Contributions from volume growth (a)	2 pts	6 pts	1 pt	3 pts
Net price realization and mix	-1 pt	Flat	Flat	-1 pt
Foreign currency exchange	NA	-4 pts	Flat	-1 pt

Net sales growth	1 pt	2 pts	1 pt	1 pt

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales increased $93 million from the six-month period ended November 29, 2009, to $4,441 million. The increase in cost of sales was primarily driven by a $101 million increase attributable to higher volume and a $39 million increase related to higher input costs and product mix. In the six-month period ended November 28, 2010, we recorded a $100 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $53 million in the six-month period ended November 29, 2009.
SG&A expenses were flat in the six-month period ended November 28, 2010, versus the same period in fiscal 2010. SG&A expenses as a percent of net sales in fiscal 2011 decreased by 20 basis points compared to fiscal 2010. An increase in pension expense was partially offset by a 5 percent decline in advertising and media expense.
Restructuring, impairment, and other exit costs were $2 million for the six-month period ended November 28, 2010, and $24 million for the same period of fiscal 2010. In the six-month period ended November 28, 2010, we did not undertake any new restructuring actions. During the second quarter of fiscal 2010, we decided to exit our kids’ refrigerated yogurt beverage product line and our microwave soup product line in our U.S. Retail segment to rationalize capacity for more profitable items. Our decisions to exit these products resulted in a $24 million non-cash charge against the related long-lived assets. In addition, during the six-month period ended November 29, 2009, we recorded a net gain of $1 million related to the closure and sale of our Contagem, Brazil bread and pasta plant.
Interest, net for the six-month period ended November 28, 2010, totaled $172 million, a $9 million decrease from the same period of fiscal 2010. Average interest rates decreased 40 basis points generating a $12 million decrease in net interest due to a shift to short-term debt from long-term debt versus the same period last year. Average interest bearing instruments increased $112 million, leading to a $3 million increase in net interest, due to an increase in share repurchases versus the same period last year.
The effective tax rate for the six-month period ended November 28, 2010, was 27.2 percent compared to 33.4 percent for the six-month period ended November 29, 2009. The 6.2 percentage point decrease was primarily due to a $100 million reduction to tax expense related to a settlement with the IRS concerning corporate income tax adjustments for fiscal years 2002 to 2008. The adjustments primarily relate to the amount of capital loss, depreciation, and amortization we reported as a result of the sale of noncontrolling interests in our General Mills Cereals, LLC subsidiary. This was partially offset by an $11 million increase in income taxes related to an adverse decision from the Superior Court of the State of California concerning our state income tax apportionment calculations.
After-tax earnings from joint ventures for the six-month period ended November 28, 2010, decreased to $61 million compared to $62 million in the same period in fiscal 2010. In the six-months ended November 28, 2010, net sales for CPW increased 1 percentage point resulting from 2 percentage points of volume growth offset by 1 percentage point of unfavorable foreign exchange. Net sales for HDJ increased 4 percent driven by 8 percentage points of favorable foreign exchange, partially offset by a 3 percentage point decrease from net price realization and mix and a 1 percentage point decline in volume.

Average diluted shares outstanding decreased by 10 million shares for the six-month period ended November 28, 2010, from the same period a year ago, due primarily to the repurchase of 39 million shares since November 30, 2009, partially offset by the issuance of common stock due to stock option exercises.
Net earnings attributable to General Mills were $1,086 million in the six-month period ended November 28, 2010, up 10 percent from $986 million in the same period last year. Diluted EPS was $1.63 in the six-month period ended November 28, 2010, up 12 percent from $1.46 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories and the net benefit from decisions affecting two uncertain tax matters in the second quarter of fiscal 2011. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $1.40 for the six-month period ended November 28, 2010, down 1 percent, compared to $1.41 in the same period of fiscal 2010 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).
SEGMENT OPERATING RESULTS
U.S. Retail Segment Results
Net sales for our U.S. Retail operations of $2,850 million in the second quarter of fiscal 2011 were essentially flat compared to the second quarter of fiscal 2010. Pound volume contributed 3 percentage points of growth, offset by 3 percentage points of unfavorable net price realization and mix.
Net sales for our U.S. Retail operations grew 1 percent in the six-month period ended November 28, 2010, to $5,297 million, with pound volume contributing 2 percentage points of growth, offset by 1 percentage point of unfavorable price realization and mix.
U.S. Retail Net Sales Percentage Change by Division

		Six-Month
	Quarter Ended	Period Ended
	Nov. 28,	Nov. 28,
	2010	2010

Big G	(2)%	1%
Meals	1	2
Pillsbury	(3)	(3)
Yoplait	4	4
Snacks	(3)	1
Baking Products	(1)	(3)
Small Planet Foods	15	15

Total	Flat	1%

During the second quarter of fiscal 2011, net sales for Big G cereals declined 2 percent from last year’s second-quarter sales, which grew 10 percent. Meals division net sales increased 1 percent with gains from Green Giant frozen vegetables, Old El Paso Mexican products, and Wanchai Ferry and Macaroni Grill frozen entrees. Pillsbury net sales declined 3 percent due to a decrease in Totino’s pizza, partially offset by frozen hot snacks and Pillsbury refrigerated baked goods. Net sales for Yoplait grew 4 percent, led by Original Style Yoplait, Yoplait Light, and Go-GURT product lines. Snacks net sales declined 3 percent, driven by volume declines in Fiber One bars and Nature Valley clusters varieties. Net sales for Baking Products declined 1 percent. Small Planet Food’s net sales increased 15 percent, led by Cascadian Farm cereals and frozen vegetables, and Lärabar fruit and nut energy bars.
Segment operating profit decreased 4 percent to $687 million in the second quarter of fiscal 2011 versus the same period a year ago driven by $87 million of unfavorable net price realization and mix and $6 million of higher supply chain costs, partially offset by $35 million of volume growth and a 17 percent reduction in advertising and media expense from year-ago levels that grew 29 percent.

Segment operating profit decreased 4 percent to $1.3 billion in the six-month period ended November 28, 2010, versus the same period a year ago, primarily driven by unfavorable net price realization and mix of $71 million and higher supply chain costs of $59 million, partially offset by $51 million of volume growth and a 7 percent reduction in advertising and media expense from year-ago levels that grew 24 percent.
International Segment Results
Net sales for our International segment of $749 million increased 4 percent in the second quarter of fiscal 2011 compared to fiscal 2010. Volume contributed 8 percentage points of growth, offset by 3 percentage points of unfavorable foreign currency exchange and 1 percentage point of unfavorable net price realization and mix.
Net sales for our International segment were up 2 percent in the six-month period ended November 28, 2010, to $1,409 million. This increase was driven by 6 percentage points of volume growth, partially offset by 4 percentage points of unfavorable foreign currency exchange.
International Net Sales Percentage Change by Geographic Region

		Six-Month
	Quarter Ended	Period Ended
	Nov. 28,	Nov. 28,
	2010	2010

Europe	2%	Flat
Canada	3	5%
Asia/Pacific	15	13
Latin America	(11)	(15)

Total	4%	2%

For the second quarter of fiscal 2011, net sales in Europe grew 2 percent driven by growth in Häagen Dazs in France and the United Kingdom, Old El Paso in France and Spain, and Nature Valley in the United Kingdom offset by unfavorable foreign exchange. Net sales in Canada increased 3 percent due to strong cereal performance and favorable foreign exchange. In the Asia/Pacific region, net sales grew 15 percent driven by growth in China’s Häagen-Dazs and Wanchai Ferry brands, and the launch of Nature Valley in Australia. Latin America net sales decreased 11 percent primarily driven by unfavorable foreign exchange largely related to the 2010 devaluation of the Venezuelan currency, partially offset by Diablitos growth in Venezuela.
Segment operating profit grew 25 percent to $89 million in the second quarter of fiscal 2011, driven by volume growth and favorable foreign currency effects.
Segment operating profit grew 13 percent to $151 million in the first six-month period of fiscal 2011 versus the same period a year ago, driven by volume growth and favorable foreign currency effects.
Bakeries and Foodservice Segment Results
Net sales for our Bakeries and Foodservice segment increased 3 percent to $468 million in the second quarter of fiscal 2011 compared to fiscal 2010. Net price realization and mix contributed 4 percentage points of net sales growth, reflecting higher prices indexed to commodity markets. This increase was partially offset by a 1 percentage point decrease in volume, including a 2 percentage point reduction from a divested product line.
Net sales for our Bakeries and Foodservice segment increased 1 percent to $894 million in the six-month period ended November 28, 2010. Volume grew 1 percentage point, including a 2 percentage point reduction from a divested product line.

Bakeries and Foodservice Net Sales Percentage Change by Customer Segment

		Six-Month
	Quarter Ended	Period Ended
	Nov. 28,	Nov. 28,
	2010	2010

Foodservice Distributors	Flat	Flat
Convenience Stores	10%	12%
Bakeries and National Restaurant Accounts	3	Flat

Total	3%	1%

Segment operating profit for the second quarter of fiscal 2011 was $77 million, down from $89 million in the second quarter of fiscal 2010, primarily due to lower grain merchandising earnings and timing of administrative costs.
Segment operating profit for the six-month period ended November 28, 2010, was $150 million, down from $154 million in the six-month period ended November 29, 2009. The decrease was due to timing of administrative costs.
UNALLOCATED CORPORATE ITEMS
Unallocated corporate items totaled $29 million of expense in the second quarter of fiscal 2011 compared to $27 million of income in the same period in fiscal 2010. In the second quarter of fiscal 2011 we recorded a $28 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $67 million net decrease in expense in the second quarter of fiscal 2010. Pension expense also increased $16 million in the second quarter of fiscal 2011 compared to last year’s second quarter.
Unallocated corporate expense totaled $17 million in the six-month period ended November 28, 2010, compared to $43 million in the same period last year. In the six-month period ended November 28, 2010, we recorded a $100 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $53 million net decrease in expense in the same period a year ago. Pension expense also increased $32 million in the six-month period ended November 28, 2010 compared to the same period a year ago.
LIQUIDITY
During the six-month period ended November 28, 2010, our operations generated $600 million of cash, primarily driven by net earnings, adjusted for depreciation and amortization, offset by an increase in net current assets and liabilities. This cash generation was $388 million less than the amount generated in the same period last year, mainly reflecting changes in current assets and liabilities. Inventories increased in the six-month periods in both years, but increased more in the six-month period ended November 28, 2010, primarily reflecting increased input costs. Other current liabilities accounted for a $393 million decrease in cash from operations for the six-month period ended November 28, 2010 compared to the same six-month period last year, primarily reflecting changes in the timing of marketing activities and related accruals, and changes in accrued income taxes as a result of audit settlements and court decisions.
Cash used by investing activities during the six-month period ended November 28, 2010, was $266 million, a $51 million increase over the same period in fiscal 2010. We invested $284 million in land, buildings, and equipment in the six-month period ended November 28, 2010, an increase of $27 million over the six-month period last year.
Cash used by financing was $483 million in the six-month period ended November 28, 2010 a decrease of $208 million from the same period a year ago. We used $728 million more cash to repurchase shares in the six-month period ended November 28, 2010, than the same period last year. In addition, we paid $366 million of dividends in the six-month period ended November 28, 2010, $53 million more than the prior year. We also issued $618 million of notes payable and long-term debt in the six-month period ended November 28, 2010 versus a $375 million net repayment in fiscal 2010.

CAPITAL RESOURCES
Our capital structure was as follows:

	Nov. 28,	May 30,
In Millions	2010	2010

Notes payable	$1,169.9	$1,050.1
Current portion of long-term debt	11.7	107.3
Long-term debt	5,864.1	5,268.5

Total debt	7,045.7	6,425.9
Noncontrolling interests	245.2	245.1
Stockholders’ equity	5,639.6	5,402.9

Total capital	$12,930.5	$12,073.9

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2013. We entered into the $1.1 billion three-year credit agreement in October 2010 to replace an expiring five-year credit agreement. As of November 28, 2010, we did not have any outstanding borrowings under these credit lines. We also have $293.1 million in uncommitted credit lines that support our foreign operations.
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
Our credit facilities and certain of our long-term debt and noncontrolling interests agreements contain restrictive covenants. As of November 28, 2010, we were in compliance with all of these covenants.
We have $11.7 million of long-term debt maturing in the next 12 months that is classified as current. We expect to make a payment of approximately $420 million in fiscal 2011 related to the IRS settlement described in Note 16 of the Consolidated Financial Statements. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities. The shelf registration statement will expire in December 2011.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the second quarter of fiscal 2011.

SIGNIFICANT ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010. The accounting policies used in preparing our interim fiscal 2011 Consolidated Financial Statements are the same as those described in our Form 10-K, except as discussed in Notes 2, 17 and 18 to our Consolidated Financial Statements included in this Form 10-Q.
Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of November 28, 2010, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.
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
Total Segment Operating Profit
Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. A reconciliation of this measure to operating profit, the relevant GAAP measure, is included in Note 17 to the Consolidated Financial Statements in this report.
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

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

			Six-Month
	Quarter Ended		Period Ended
	Nov. 28,	Nov. 29,	Nov. 28,	Nov. 29,
Per Share Data	2010	2009	2010	2009

Diluted earnings per share, as reported	$0.92	$0.83	$1.63	$1.46
Mark-to-market effects (a)	(0.03)	(0.06)	(0.10)	(0.05)
Uncertain tax items (b)	(0.13)	—	(0.13)	—

Diluted earnings per share, excluding certain items affecting comparability	$0.76	$0.77	$1.40	$1.41

(a)	Net gain from mark-to-market valuation of certain commodity positions and grain inventories. See Note 7 to the Consolidated Financial Statements in this report.

(b)	Reduction to income taxes related to an IRS settlement of an uncertain tax item, partially offset by an increase in income taxes related to an adverse opinion in the State of California. See Note 16 to the Consolidated Financial Statements in this report.
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
You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 30, 2010, and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2010, which could also affect our future results.
We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of November 28, 2010, was $27 million and $5 million, respectively. The $1 million decrease in interest rate value-at-risk during the six-month period ended November 28, 2010, was due to decreased interest rate market volatility in fiscal 2011. The commodity value-at-risk was flat compared to May 30, 2010. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

Item 4.	Controls and Procedures.
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 28, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended November 28, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended November 28, 2010:

	Total	Average	Total Number of	Maximum Number of
	Number	Price	Shares Purchased as	Shares that may yet be
	of Shares	Paid Per	Part of a Publicly	Purchased Under the
Period	Purchased (a)	Share	Announced Program (b)	Program (b)

August 30, 2010- October 3, 2010	2,820,237	$36.45	2,820,237	89,097,151

October 4, 2010- October 31, 2010	1,654,197	37.02	1,654,197	87,442,954

November 1, 2010- November 28, 2010	304,161	36.91	304,161	87,138,793

Total	4,778,595	$36.67	4,778,595	87,138,793

(a)	These shares were purchased in the open market.

(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

10.1	Executive Incentive Plan.

10.2	Amendment No. 2, dated as of October 21, 2010, to Five-Year Credit Agreement, dated as of October 9, 2007, among General Mills, Inc., the several financial institutions from time to time party to the agreement and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 27, 2010).

10.3	Three-Year Credit Agreement, dated as of October 21, 2010, among General Mills, Inc., the several financial institutions from time to time party to the agreement and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 27, 2010).

10.4*	Twelfth Amendment to the Yoplait Manufacturing and Distribution License Agreement, dated November 11, 2010, between SODIMA and the Registrant.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarterly and six-month periods ended November 28, 2010, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Total Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.

(Registrant)

Date December 17, 2010	/s/ Roderick A. Palmore

Roderick A. Palmore
Executive Vice President,
General Counsel and Secretary

Date December 17, 2010	/s/ Richard O. Lund

Richard O. Lund
Vice President, Controller
(Principal Accounting Officer)

Exhibit Index
Exhibit No.

Item 6.	Exhibits.

10.1	Executive Incentive Plan.

10.4*	Twelfth Amendment to the Yoplait Manufacturing and Distribution License Agreement, dated November 11, 2010, between SODIMA and the Registrant.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarterly and six-month periods ended November 28, 2010, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Total Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.