Form 10-Q
period 2011-02-27
GENERAL MILLS INC
filed 2011-03-23
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 27, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-01185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard	55426
Minneapolis, Minnesota	(Zip Code)
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
Yes ☐ No ☒
Number of shares of Common Stock outstanding as of March 11, 2011: 638,405,347 (excluding 116,207,981 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and nine-month periods ended February 27, 2011, and February 28, 2010	3
	Consolidated Balance Sheets as of February 27, 2011, and May 30, 2010	4
	Consolidated Statements of Total Equity and Comprehensive Income for the nine-month period ended February 27, 2011, and the fiscal year ended May 30, 2010	5
	Consolidated Statements of Cash Flows for the nine-month periods ended February 27, 2011, and February 28, 2010	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	39

Signatures		40
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In Millions, Except per Share Data)

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 27,	Feb. 28,	Feb. 27,	Feb. 28,
	2011	2010	2011	2010
Net sales	$3,646.2	$3,589.3	$11,245.9	$11,106.4

Cost of sales	2,215.4	2,229.5	6,656.8	6,577.5

Selling, general, and administrative expenses	790.2	791.9	2,363.2	2,365.3

Divestiture (gain)	(14.3)	—	(14.3)	—

Restructuring, impairment, and other exit costs	0.1	6.3	2.1	30.4

Operating profit	654.8	561.6	2,238.1	2,133.2

Interest, net	85.0	94.2	256.9	274.6

Earnings before income taxes and after-tax earnings from joint ventures	569.8	467.4	1,981.2	1,858.6

Income taxes	181.7	157.9	565.4	622.7

After-tax earnings from joint ventures	5.4	24.0	66.6	86.4

Net earnings, including earnings attributable to noncontrolling interests	393.5	333.5	1,482.4	1,322.3

Net earnings attributable to noncontrolling interests	1.4	1.0	4.3	3.7

Net earnings attributable to General Mills	$392.1	$332.5	$1,478.1	$1,318.6

Earnings per share - basic	$0.61	$0.50	$2.30	$2.00

Earnings per share - diluted	$0.59	$0.48	$2.22	$1.94

Dividends per share	$0.28	$0.25	$0.84	$0.72

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Par Value)

	Feb. 27,	May 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$540.3	$673.2
Receivables	1,185.9	1,041.6
Inventories	1,668.1	1,344.0
Deferred income taxes	30.9	42.7
Prepaid expenses and other current assets	417.7	378.5

Total current assets	3,842.9	3,480.0

Land, buildings, and equipment	3,180.4	3,127.7
Goodwill	6,702.9	6,592.8
Other intangible assets	3,802.8	3,715.0
Other assets	752.5	763.4

Total assets	$18,281.5	$17,678.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$830.1	$849.5
Current portion of long-term debt	1,031.2	107.3
Notes payable	974.5	1,050.1
Other current liabilities	1,675.5	1,762.2

Total current liabilities	4,511.3	3,769.1

Long-term debt	4,843.1	5,268.5
Deferred income taxes	988.6	874.6
Other liabilities	1,826.3	2,118.7

Total liabilities	12,169.3	12,030.9

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,300.7	1,307.1
Retained earnings	9,053.0	8,122.4
Common stock in treasury, at cost, shares of 116.3 and 98.1	(3,400.8)	(2,615.2)
Accumulated other comprehensive loss	(1,162.2)	(1,486.9)

Total stockholders’ equity	5,866.2	5,402.9

Noncontrolling interests	246.0	245.1

Total equity	6,112.2	5,648.0

Total liabilities and equity	$18,281.5	$17,678.9

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY AND COMPREHENSIVE INCOME
(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury			Accumulated
			Additional				Other
		Par	Paid-In			Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interests	Total

Balance as of May 31, 2009	754.6	$75.5	$1,212.1	(98.6)	$(2,473.1)	$7,235.6	$(877.8)	$244.2	$5,416.5
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,530.5		4.5	1,535.0
Other comprehensive income (loss)							(609.1)	0.2	(608.9)

Total comprehensive income									926.1
Cash dividends declared ($0.96 per share)						(643.7)			(643.7)
Stock compensation plans (includes income tax benefits of $114.0)			53.3	21.8	549.7				603.0
Shares purchased				(21.3)	(691.8)				(691.8)
Unearned compensation related to restricted stock unit awards			(65.6)						(65.6)
Distributions to noncontrolling interest holders								(3.8)	(3.8)
Earned compensation			107.3						107.3

Balance as of May 30, 2010	754.6	75.5	1,307.1	(98.1)	(2,615.2)	8,122.4	(1,486.9)	245.1	5,648.0
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,478.1		4.3	1,482.4
Other comprehensive income							324.7	0.4	325.1

Total comprehensive income									1,807.5
Cash dividends declared ($0.84 per share)						(547.5)			(547.5)
Stock compensation plans (includes income tax benefits of $75.1)			(9.7)	13.6	377.9				368.2
Shares purchased				(31.8)	(1,163.5)				(1,163.5)
Unearned compensation related to restricted stock awards			(78.1)						(78.1)
Distributions to noncontrolling interest holders								(3.8)	(3.8)
Earned compensation			81.4						81.4

Balance as of Feb. 27, 2011	754.6	$75.5	$1,300.7	(116.3)	$(3,400.8)	$9,053.0	$(1,162.2)	$246.0	$6,112.2

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Nine-Month Period Ended
	Feb. 27,	Feb. 28,
	2011	2010
Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests	$1,482.4	$1,322.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	354.5	340.3
After-tax earnings from joint ventures	(66.6)	(86.4)
Stock-based compensation	81.4	83.0
Deferred income taxes	105.8	—
Tax benefit on exercised options	(75.1)	(86.2)
Distributions of earnings from joint ventures	31.4	32.5
Pension and other postretirement benefit plan contributions	(11.3)	(9.1)
Pension and other postretirement benefit plan expense (income)	55.1	(28.0)
Divestiture (gain)	(14.3)	—
Restructuring, impairment, and other exit costs (income)	(2.5)	23.9
Changes in current assets and liabilities	(612.4)	(75.6)
Other, net	(80.3)	41.5

Net cash provided by operating activities	1,248.1	1,558.2

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(423.4)	(418.9)
Acquisitions	(84.8)	—
Investments in affiliates, net	(1.8)	(121.8)
Proceeds from disposal of land, buildings, and equipment	3.5	7.1
Proceeds from divestiture of product line	24.9	—
Other, net	14.7	48.9

Net cash used by investing activities	(466.9)	(484.7)

Cash Flows - Financing Activities
Change in notes payable	(78.4)	(234.1)
Issuance of long-term debt	500.0	—
Payment of long-term debt	(5.5)	(505.0)
Proceeds from common stock issued on exercised options	256.3	321.2
Tax benefit on exercised options	75.1	86.2
Purchases of common stock for treasury	(1,163.5)	(324.3)
Dividends paid	(547.5)	(478.3)
Other, net	(8.5)	(0.1)

Net cash used by financing activities	(972.0)	(1,134.4)

Effect of exchange rate changes on cash and cash equivalents	57.9	2.4

Decrease in cash and cash equivalents	(132.9)	(58.5)
Cash and cash equivalents - beginning of year	673.2	749.8

Cash and cash equivalents - end of period	$540.3	$691.3

Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$(110.3)	$(244.9)
Inventories	(304.6)	(136.3)
Prepaid expenses and other current assets	(33.0)	117.1
Accounts payable	4.1	(53.9)
Other current liabilities	(168.6)	242.4

Changes in current assets and liabilities	$(612.4)	$(75.6)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Background
The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarterly and nine-month periods ended February 27, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2011.
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
     • Revising the classification of certain customer logistics allowances as a reduction of net sales (previously recorded as cost of sales). The impact of this change was a decrease in net sales of $39.8 million for the quarter ended and $119.7 million for the nine-month period ended February 28, 2010 with a corresponding decrease to cost of sales.
     • Revising the classification of certain promotion-related costs, customer allowances, and supply chain costs as cost of sales or selling, general, and administrative (SG&A) expenses (previously recorded as a reduction of net sales or SG&A expenses). The impact of these changes was a net increase to cost of sales of $17.7 million for the quarter ended and $53.4 million for the nine-month period ended February 28, 2010 with a corresponding decrease to SG&A expenses.
     • Shifting allocation of certain SG&A expenses, primarily stock-based compensation, between segment operating profit and unallocated corporate items. The impact of this change was an increase to segment operating profit of $1.7 million and a corresponding increase in unallocated corporate items for the quarter ended February 28, 2010. For the nine-month period ended February 28, 2010, the impact of this change was a decrease to segment operating profit of $7.0 million and a corresponding decrease in unallocated corporate items.
     • Shifting sales responsibility for a customer from our Bakeries and Foodservice segment to our U.S. Retail segment. For the quarter ended February 28, 2010, net sales of $2.7 million and segment operating profit of $1.2 million previously recorded in our Bakeries and Foodservice segment have now been reported in the U.S. Retail segment. For the nine-month period ended February 28, 2010, net sales of $7.9 million and segment operating profit of $3.4 million previously recorded in our Bakeries and Foodservice segment have now been reported in the U.S. Retail segment.

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
(3) Acquisitions and Divestitures
During the third quarter of fiscal 2011, we acquired the Mountain High yoghurt business for $84.8 million. We recorded the purchase price less the fair value of tangible and intangible net assets acquired as goodwill of $44.6 million. The pro forma effect of this acquisition was not material.
During the third quarter of fiscal 2011, we reached a definitive agreement to acquire Pasta Master Pty Ltd., an Australian producer of chilled Italian meals, pasta and sauces, for $36.6 million in cash subject to certain purchase price adjustments. We expect the transaction to be completed in the fourth quarter of fiscal 2011.
During the third quarter of fiscal 2011, we sold a foodservice frozen baked goods product line in our International segment for $24.9 million in cash. We recorded a pre-tax gain of $14.3 million.
(4) Restructuring, Impairment, and Other Exit Costs
Restructuring, impairment, and other exit costs (income) were as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 27,	Feb. 28,	Feb. 27,	Feb. 28,
In Millions	2011	2010	2011	2010

Discontinuation of kids’ refrigerated yogurt beverage and microwave soup product lines	$0.1	$—	$1.9	$24.1
Sale of Contagem, Brazil bread and pasta plant	—	0.2	—	(0.6)
Discontinuation of the breadcrumbs product line at Federalsburg, Maryland plant	—	6.1	—	6.1
Charges associated with restructuring actions previously announced	—	—	0.2	0.8

Total	$0.1	$6.3	$2.1	$30.4

During the nine-month period ended February 27, 2011, we did not undertake any new restructuring actions.
During the third quarter of fiscal 2010, we decided to exit our breadcrumbs product line at our Federalsburg, Maryland plant in our Bakeries and Foodservice segment. As a result of this decision, we concluded that the future cash flows generated by these products were insufficient to recover the net book value of the associated long-lived assets. Accordingly, we recorded a non-cash charge of $6.1 million primarily related to the impairment of these long-lived assets. No employees were affected by this action.
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

(5) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during fiscal 2011 were as follows:

			Bakeries and	Joint
In Millions	U.S. Retail	International	Foodservice	Ventures	Total

Balance as of May 30, 2010	$5,098.3	$122.0	$923.0	$449.5	$6,592.8
Acquisition	44.6	—	—	—	44.6
Other activity, primarily foreign currency translation	—	11.4	—	54.1	65.5

Balance as of Feb. 27, 2011	$5,142.9	$133.4	$923.0	$503.6	$6,702.9

The changes in the carrying amount of other intangible assets during fiscal 2011 were as follows:

			Joint
In Millions	U.S. Retail	International	Ventures	Total

Balance as of May 30, 2010	$3,206.6	$445.3	$63.1	$3,715.0
Acquisition	39.3	—	—	39.3
Other activity, primarily foreign currency translation	(2.5)	43.8	7.2	48.5

Balance as of Feb. 27, 2011	$3,243.4	$489.1	$70.3	$3,802.8

(6) Inventories
The components of inventories were as follows:

	Feb. 27,	May 30,
In Millions	2011	2010

Raw materials and packaging	$289.3	$247.5
Finished goods	1,294.9	1,131.4
Grain	249.9	107.4
Excess of FIFO or weighted-average cost over LIFO cost	(166.0)	(142.3)

Total	$1,668.1	$1,344.0

(7) Financial Instruments, Risk Management Activities, and Fair Values
Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of February 27, 2011, and May 30, 2010, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
	Feb. 27,	May 30,	Feb. 27,	May 30,	Feb. 27,	May 30,	Feb. 27,	May 30,
In Millions	2011	2010	2011	2010	2011	2010	2011	2010

Available for sale:
Debt securities	$9.0	$11.8	$9.1	$11.9	$0.1	$0.1	$—	$—
Equity securities	2.0	6.1	6.0	15.5	4.0	9.4	—	—

Total	$11.0	$17.9	$15.1	$27.4	$4.1	$9.5	$—	$—

Earnings include $3.7 million of realized gains from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive income (loss) (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available for Sale
		Market
In Millions	Cost	Value

Under 1 year (current)	$2.7	$2.7
From 1 to 3 years	0.7	0.8
From 4 to 7 years	4.5	4.5
Over 7 years	1.1	1.1
Equity securities	2.0	6.0

Total	$11.0	$15.1

Marketable securities with a market value of $2.3 million as of February 27, 2011, were pledged as collateral for certain derivative contracts.
The fair values and carrying amounts of long-term debt, including the current portion, were $6,386.7 million and $5,874.3 million, respectively, as of February 27, 2011. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments.
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

Unallocated corporate items for the quarterly and nine-month periods ended February 27, 2011, and February 28, 2010, included:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 27,	Feb. 28,	Feb. 27,	Feb. 28,
In Millions	2011	2010	2011	2010

Net gain (loss) on mark-to-market valuation of commodity positions	$56.4	$1.6	$146.2	$(9.6)
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	(28.6)	(0.1)	(41.7)	60.5
Net mark-to-market revaluation of certain grain inventories	5.6	(6.5)	28.8	(3.3)

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$33.4	$(5.0)	$133.3	$47.6

As of February 27, 2011, the net notional value of commodity derivatives was $229.3 million, of which $106.6 million related to agricultural inputs and $122.7 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
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
Floating Interest Rate Exposures — Except as discussed below, floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was zero as of February 27, 2011.
Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million as of February 27, 2011.
During the fourth quarter of fiscal 2010, in advance of a planned debt financing, we entered into $500 million of treasury lock derivatives with an average fixed rate of 4.3 percent. All of these treasury locks were cash settled for $17.1 million during the first quarter of fiscal 2011, coincident with the issuance of our $500 million 30-year fixed-rate notes. As of February 27, 2011, a $16.4 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.
During the second quarter of fiscal 2010, we entered into $700 million of interest rate swaps to convert $700 million of 5.65 percent fixed-rate notes to floating rates. In May 2010, we repurchased $179.2 million of our 5.65 percent notes, and as a result, we received $2.7 million to settle a portion of these swaps that related to the repurchased debt.

In anticipation of our acquisition of The Pillsbury Company (Pillsbury) and other financing needs, we entered into pay-fixed interest rate swap contracts during fiscal 2001 and 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. The remaining $1.6 billion of these pay-fixed swap contracts along with $1.6 billion of offsetting pay-floating swaps were cash settled for $22.3 million during the third quarter of fiscal 2011. As of February 27, 2011, a $3.1 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the remaining term of the underlying debt.
In advance of a planned debt financing in fiscal 2007, we entered into $700.0 million pay-fixed, forward-starting interest rate swaps with an average fixed rate of 5.7 percent. All of these forward-starting interest rate swaps were cash settled for $22.5 million coincident with our $1.0 billion 10-year fixed-rate note offering on January 24, 2007. As of February 27, 2011, a $13.3 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.
The following table summarizes the notional amounts and weighted-average interest rates of our interest rate swaps. Average floating rates are based on rates as of the end of the reporting period.

	Feb. 27,	May 30,
In Millions	2011	2010

Pay-floating swaps - notional amount	$546.6	$2,155.6
Average receive rate	2.1%	4.8%
Average pay rate	0.3%	0.3%
Pay-fixed swaps - notional amount	$—	$1,600.0
Average receive rate	—%	0.3%
Average pay rate	—%	7.3%

The swap contracts mature at various dates from fiscal 2011 to 2013 as follows:

In Millions	Pay Floating

2011	$8.7
2012	3.3
2013	534.6

Total	$546.6

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
The amount of hedge ineffectiveness was less than $1 million as of February 27, 2011.
We also have many net investments in foreign subsidiaries that are denominated in euros. We hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of February 27, 2011, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.

Fair Value Measurements and Financial Statement Presentation
We categorize assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.
The fair values of our assets, liabilities, and derivative positions recorded at fair value as of February 27, 2011, were as follows:

	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$10.2	$—	$10.2	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	3.9	—	3.9	—	(18.9)	—	(18.9)

Total	—	14.1	—	14.1	—	(18.9)	—	(18.9)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	2.7	—	2.7	—	(1.1)	—	(1.1)
Foreign exchange contracts (c) (d)	—	26.6	—	26.6	—	(3.8)	—	(3.8)
Commodity contracts (c) (e)	10.0	22.7	—	32.7	—	—	—	—

Total	10.0	52.0	—	62.0	—	(4.9)	—	(4.9)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	6.0	9.1	—	15.1	—	—	—	—
Grain contracts (c) (e)	—	55.9	—	55.9	—	(28.1)	—	(28.1)

Total	6.0	65.0	—	71.0	—	(28.1)	—	(28.1)

Total assets, liabilities, and derivative positions recorded at fair value	$16.0	$131.1	$—	$147.1	$—	$(51.9)	$—	$(51.9)

(a)	These contracts and investments are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.
We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, net investment hedges, and other derivatives not designated as hedging instruments for the quarterly and nine-month periods ended February 27, 2011 and February 28, 2010, were as follows:

			Foreign
	Interest Rate		Exchange		Equity		Commodity
	Contracts		Contracts		Contracts		Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
	Feb.	Feb.	Feb.	Feb.	Feb.	Feb.	Feb.	Feb.	Feb.	Feb.
	27,	28,	27,	28,	27,	28,	27,	28,	27,	28,
In Millions	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$2.1	$(13.0)	$(3.6)	$—	$—	$—	$—	$(13.0)	$(1.5)

Amount of loss reclassified from AOCI into earnings (a) (b)	(3.2)	(3.8)	(2.0)	(9.8)	—	—	—	—	(5.2)	(13.6)

Amount of gain recognized in earnings (c) (d)	—	—	—	0.1	—	—	—	—	—	0.1

Derivatives in Fair Value Hedging Relationships:

Amount of net loss recognized in earnings (e)	(0.9)	(2.0)	—	—	—	—	—	—	(0.9)	(2.0)

Derivatives Not Designated as Hedging Instruments:

Amount of gain recognized in earnings (e)	1.8	0.2	7.0	12.1	—	0.1	56.4	1.6	65.2	14.0

			Foreign
	Interest Rate		Exchange		Equity		Commodity
	Contracts		Contracts		Contracts		Contracts		Total
	Nine-Month		Nine-Month		Nine-Month		Nine-Month		Nine-Month
	Period Ended		Period Ended		Period Ended		Period Ended		Period Ended
	Feb.	Feb.	Feb.	Feb.	Feb.	Feb.	Feb.	Feb.	Feb.	Feb.
	27,	28,	27,	28,	27,	28,	27,	28,	27,	28,
In Millions	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$5.1	$(20.4)	$(12.2)	$—	$—	$—	$—	$(20.4)	$(7.1)

Amount of loss reclassified from AOCI into earnings (a) (b)	(9.8)	(11.4)	(11.5)	(9.0)	—	—	—	—	(21.3)	(20.4)

Amount of gain (loss) recognized in earnings (c) (d)	—	—	0.3	(0.2)	—	—	—	—	0.3	(0.2)

Derivatives in Fair Value Hedging Relationships:

Amount of net gain (loss) recognized in earnings (e)	0.3	(0.2)	—	—	—	—	—	—	0.3	(0.2)

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (e)	0.9	4.2	20.4	12.1	—	0.2	146.2	(9.6)	167.5	6.9

(a)	Effective portion.

(b)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in SG&A expenses for foreign exchange contracts.

(e)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.
Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of February 27, 2011, totaled $19.0 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized losses from foreign currency cash flow hedges recorded in AOCI as of February 27, 2011, were $11.0 million after-tax. The net amount of pre-tax gains and losses in AOCI as of February 27, 2011, that we expect to be reclassified into net earnings within the next 12 months is $18.9 million of expense.
Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on February 27, 2011, was $4.2 million. We would be required to post this amount of collateral to the counterparties if the contingent features were triggered.
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
The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $65.3 million against which we do not hold any collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.
(8) Debt
The components of notes payable were as follows:

	Feb. 27,	May 30,
In Millions	2011	2010

U.S. commercial paper	$862.0	$973.0
Financial institutions	112.5	77.1

Total	$974.5	$1,050.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2013. As of February 27, 2011, we did not have any outstanding borrowings under these credit lines. We also have $304.9 million in uncommitted credit lines that support our foreign operations.

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
Our credit facilities and certain of our long-term debt and noncontrolling interests agreements contain restrictive covenants. As of February 27, 2011, we were in compliance with all of these covenants.
(9) Stockholders’ Equity
The following table provides details of total comprehensive income:

	Quarter Ended			Quarter Ended
	Feb. 27, 2011			Feb. 28, 2010
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings attributable to General Mills			$392.1			$332.5
Net earnings attributable to noncontrolling interests			1.4			1.0

Net earnings, including earnings attributable to noncontrolling interests			$393.5			$333.5

Other comprehensive income (loss):
Foreign currency translation	$102.6	$—	$102.6	$(148.4)	$—	$(148.4)
Other fair value changes:
Securities	(3.6)	1.4	(2.2)	1.0	(0.4)	0.6
Hedge derivatives	(13.0)	6.1	(6.9)	(1.5)	1.1	(0.4)
Reclassification to earnings:
Hedge derivatives	5.2	(4.3)	0.9	13.6	(5.2)	8.4
Amortization of losses and prior service costs	27.2	(10.4)	16.8	4.7	(1.8)	2.9

Other comprehensive income (loss) in accumulated other comprehensive loss	118.4	(7.2)	111.2	(130.6)	(6.3)	(136.9)
Other comprehensive income attributable to noncontrolling interests	0.1	—	0.1	0.1	—	0.1

Other comprehensive income (loss)	$118.5	$(7.2)	$111.3	$(130.5)	$(6.3)	$(136.8)

Total comprehensive income			$504.8			$196.7

	Nine-Month Period Ended			Nine-Month Period Ended
	Feb. 27, 2011			Feb. 28, 2010
In Millions	Pretax	Tax	Net	Pretax	Tax	Net

Net earnings attributable to General Mills			$1,478.1			$1,318.6
Net earnings attributable to noncontrolling interests			4.3			3.7

Net earnings, including earnings attributable to noncontrolling interests			$1,482.4			$1,322.3

Other comprehensive income (loss):
Foreign currency translation adjustments	$278.7	$—	$278.7	$1.3	$—	$1.3
Other fair value changes:
Securities	(5.7)	2.2	(3.5)	0.8	(0.3)	0.5
Hedge derivatives	(20.4)	6.2	(14.2)	(7.1)	2.1	(5.0)
Reclassification to earnings:
Hedge derivatives	21.3	(8.2)	13.1	20.4	(7.8)	12.6
Amortization of losses and prior service costs	81.7	(31.1)	50.6	14.2	(5.5)	8.7

Other comprehensive income in accumulated other comprehensive loss	355.6	(30.9)	324.7	29.6	(11.5)	18.1
Other comprehensive income attributable to noncontrolling interests	0.4	—	0.4	0.3	—	0.3

Other comprehensive income	$356.0	$(30.9)	$325.1	$29.9	$(11.5)	$18.4

Total comprehensive income			$1,807.5			$1,340.7

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.
Accumulated other comprehensive loss balances, net of tax effects, were as follows:

	Feb. 27,	May 30,
In Millions	2011	2010

Foreign currency translation adjustments	$473.6	$194.9
Unrealized gain (loss) from:
Securities	2.1	5.6
Hedge derivatives	(30.0)	(28.9)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,565.4)	(1,611.0)
Prior service costs	(42.5)	(47.5)

Accumulated other comprehensive loss	$(1,162.2)	$(1,486.9)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 27,	Feb. 28,	Feb. 27,	Feb. 28,
In Millions	2011	2010	2011	2010

Compensation expense related to stock-based payments	$38.2	$35.1	$124.8	$132.5

As of February 27, 2011, unrecognized compensation expense related to non-vested stock options and restricted stock units was $212.2 million. This expense will be recognized over 21 months, on average.
Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month
	Period Ended
	Feb. 27,	Feb. 28,
In Millions	2011	2010

Net cash proceeds	$256.3	$321.0
Intrinsic value of options exercised	$181.9	$219.1

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
The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended
	Feb. 27,	Feb. 28,
	2011	2010

Estimated fair values of stock options granted	$4.12	$$3.20
Assumptions:
Risk-free interest rate	2.9%	3.7%
Expected term	8.5 years	8.5 years
Expected volatility	18.5%	18.9%
Dividend yield	3.0%	3.4%

Information on stock option activity follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(Thousands)	Price	Term (Years)	(Millions)

Balance as of May 30, 2010	81,104.6	$25.17
Granted	5,234.4	37.38
Exercised	(12,159.5)	21.78
Forfeited or expired	(111.3)	31.63

Outstanding as of Feb. 27, 2011	74,068.2	$26.58	4.72	$783.7

Exercisable as of Feb. 27, 2011	45,705.4	$23.82	2.95	$608.9

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share-	Weighted-	Share-	Weighted-	Cash-Settled	Weighted-
	Settled	Average	Settled	Average	Share-Based	Average
	Units	Grant-Date	Units	Grant-Date	Units	Grant-Date
	(Thousands)	Fair Value	(Thousands)	Fair Value	(Thousands)	Fair Value

Non-vested as of May 30, 2010	10,209.8	$28.49	424.3	$28.64	3,703.7	$29.65
Granted	2,281.1	37.30	120.8	37.40	1,219.2	37.40
Vested	(2,990.9)	26.44	(78.1)	29.32	(160.1)	31.31
Forfeited	(239.6)	30.98	(25.4)	28.83	(211.3)	31.37

Non-vested as of Feb. 27, 2011	9,260.4	$31.25	441.6	$30.91	4,551.5	$31.58

The total grant-date fair value of restricted stock unit awards that vested in the nine-month period ended February 27, 2011 was $86.4 million, and restricted stock units with a grant-date fair value of $22.7 million vested in the nine-month period ended February 28, 2010.

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 27,	Feb. 28,	Feb. 27,	Feb. 28,
In Millions, Except per Share Data	2011	2010	2011	2010

Net earnings attributable to General Mills	$392.1	$332.5	$1,478.1	$1,318.6

Average number of common shares - basic EPS	638.9	663.6	642.8	658.0
Incremental share effect from: (a)
Stock options	15.5	19.4	16.8	17.4
Restricted stock, restricted stock units, and other	5.7	6.4	5.4	5.8

Average number of common shares - diluted EPS	660.1	689.4	665.0	681.2

Earnings per share - basic	$0.61	$0.50	$2.30	$2.00
Earnings per share - diluted	$0.59	$0.48	$2.22	$1.94

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 27,	Feb. 28,	Feb. 27,	Feb. 28,
In Millions	2011	2010	2011	2010

Anti-dilutive stock options and restricted stock units	5.2	—	5.2	8.4

(12) Share Repurchases
On June 28, 2010, our Board of Directors approved an authorization for the repurchase of up to 100 million shares of our common stock.
During the third quarter of fiscal 2011, we repurchased 5.6 million shares of common stock for an aggregate purchase price of $199.9 million. During the nine-month period ended February 27, 2011, we repurchased 31.8 million shares of common stock for an aggregate purchase price of $1,163.5 million.
During the third quarter of fiscal 2010, we repurchased 2.5 million shares of common stock for an aggregate purchase price of $88.9 million. During the nine-month period ended February 28, 2010, we repurchased 11.1 million shares of common stock for an aggregate purchase price of $324.3 million.

(13) Interest, Net
The components of interest were as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 27,	Feb. 28,	Feb. 27,	Feb. 28,
Expense (Income), in Millions	2011	2010	2011	2010

Interest expense	$88.4	$96.9	$267.1	$283.5
Capitalized interest	(1.4)	(1.3)	(5.2)	(3.6)
Interest income	(2.0)	(1.4)	(5.0)	(5.3)

Interest, net	$85.0	$94.2	$256.9	$274.6

(14) Statements of Cash Flows
During the nine-month period ended February 27, 2011, we made net cash interest payments of $300.6 million, compared to $308.6 million in the same period last year. Also, in the nine-month period ended February 27, 2011, we made tax payments of $411.6 million, compared to $479.6 million in the same period last year.

(15) Retirement and Postemployment Benefits
Components of net pension, other postretirement, and postemployment expense (income) were as follows:

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	Feb. 27,	Feb. 28,	Feb. 27,	Feb. 28,	Feb. 27,	Feb. 28,
In Millions	2011	2010	2011	2010	2011	2010

Service cost	$25.4	$17.7	$4.6	$3.3	$2.0	$1.8
Interest cost	57.8	57.7	15.0	15.4	1.3	1.5
Expected return on plan assets	(102.1)	(100.0)	(8.4)	(7.2)	—	—
Amortization of losses	20.4	2.1	3.7	0.4	0.5	0.2
Amortization of prior service costs (credits)	2.2	1.8	(0.2)	(0.4)	0.6	0.6
Other adjustments	—	—	—	—	2.0	2.4

Net expense (income)	$3.7	$(20.7)	$14.7	$11.5	$6.4	$6.5

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Nine-Month		Nine-Month		Nine-Month
	Period Ended		Period Ended		Period Ended
	Feb. 27,	Feb. 28,	Feb. 27,	Feb. 28,	Feb. 27,	Feb. 28,
In Millions	2011	2010	2011	2010	2011	2010

Service cost	$75.9	$53.2	$13.9	$9.7	$6.0	$5.4
Interest cost	173.0	172.9	45.0	46.2	3.8	4.3
Expected return on plan assets	(306.1)	(299.9)	(24.9)	(21.8)	—	—
Amortization of losses	61.1	6.3	10.9	1.4	1.6	0.7
Amortization of prior service costs (credits)	6.7	5.2	(0.4)	(1.2)	1.8	1.8
Other adjustments	—	—	—	—	6.0	7.3

Net expense (income)	$10.6	$(62.3)	$44.5	$34.3	$19.2	$19.5

(16) Income Taxes
The following table sets forth changes in our total gross unrecognized tax benefit liabilities for the nine-month period ended February 27, 2011:

In Millions

Balance as of May 30, 2010	$552.9
Tax positions related to current year:
Additions	16.4
Reductions	—
Tax positions related to prior years:
Additions	16.6
Reductions	(112.2)
Settlements	(6.1)
Lapses in statutes of limitations	—

Balance as of February 27, 2011	$467.6

During the second quarter of fiscal 2011, we reached a settlement with the Internal Revenue Service (IRS) concerning corporate income tax adjustments for fiscal years 2002 to 2008. The adjustments primarily relate to the amount of capital loss, depreciation, and amortization we reported as a result of the sale of noncontrolling interests in our General Mills Cereals, LLC subsidiary. As a result, we recorded a $108.1 million reduction in our total liabilities for uncertain tax positions in the second quarter of fiscal 2011. We expect to make a payment of approximately $400 million in fiscal 2011 related to this settlement, of which $31.2 million has already been paid through the third quarter.
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
We recorded an $88.9 million net reduction in income tax expense in the second quarter of fiscal 2011 related to the two matters discussed above. This amount differs from the net reduction to total liabilities noted above primarily due to federal tax benefits associated with the deduction of state taxes and changes in accrued interest and deferred tax liabilities.
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
Our operating segment results were as follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 27,	Feb. 28,	Feb. 27,	Feb. 28,
In Millions	2011	2010	2011	2010

Net sales:
U.S. Retail	$2,513.7	$2,541.9	$7,810.4	$7,801.0
International	688.4	640.6	2,097.0	2,016.7
Bakeries and Foodservice	444.1	406.8	1,338.5	1,288.7

Total	$3,646.2	$3,589.3	$11,245.9	$11,106.4

Operating profit:
U.S. Retail	$533.0	$540.6	$1,835.0	$1,892.1
International	68.8	18.8	219.5	152.4
Bakeries and Foodservice	66.7	49.7	216.3	203.6

Total segment operating profit	668.5	609.1	2,270.8	2,248.1

Unallocated corporate items	27.9	41.2	44.9	84.5
Divestiture (gain)	(14.3)	—	(14.3)	—
Restructuring, impairment, and other exit costs	0.1	6.3	2.1	30.4

Operating profit	$654.8	$561.6	$2,238.1	$2,133.2

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
(19) Subsequent Event
Subsequent to the close of the third quarter of fiscal 2011, we entered into exclusive negotiations with PAI Partners and Sodiaal to purchase a 51 percent controlling interest in Yoplait S.A.S., which operates yogurt businesses in several countries including France and the United Kingdom and oversees franchise relationships and agreements worldwide, and a 50 percent interest in Yoplait Marques S.A.S., which holds the worldwide rights to Yoplait and related brands. We have made a binding offer to purchase the interests for approximately €810 million. Completion of the transaction is subject to final approval by the sellers, consultation with the respective workers’ councils and regulatory approval.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in a glossary on pages 35-36 of this report.
CONSOLIDATED RESULTS OF OPERATIONS
Third Quarter Results
For the third quarter of fiscal 2011, net sales grew 2 percent to $3,646 million and total segment operating profit of $668 million was 10 percent higher than the third quarter of fiscal 2010. Diluted earnings per share (EPS) was up 23 percent and diluted EPS excluding certain items affecting comparability increased 14 percent compared to the third quarter of fiscal 2010. (See pages 34-35 for a discussion of measures not defined by GAAP).
Net sales growth of 2 percent for the third quarter of fiscal 2011 was the result of 2 percentage points of contributions from volume growth. Net price realization and mix and foreign currency exchange were flat for the third quarter of fiscal 2011 versus the same period a year ago. We have not yet realized the full impact of pricing actions taken in the third quarter of fiscal 2011 and expect to more fully reflect the effect of those actions in the fourth quarter of fiscal 2011.
Components of net sales growth

Third Quarter of Fiscal 2011 vs.			Bakeries and	Combined
Third Quarter of Fiscal 2010	U.S. Retail	International	Foodservice	Segments

Contributions from volume growth (a)	Flat	6 pts	2 pts	2 pts
Net price realization and mix	-1 pt	1 pt	7 pts	Flat
Foreign currency exchange	NA	1 pt	Flat	Flat

Net sales growth	-1 pt	8 pts	9 pts	2 pts

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales decreased $14 million from the third quarter of fiscal 2010 to $2,215 million. In the third quarter of fiscal 2011, we recorded a $33 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $5 million in the third quarter of fiscal 2010. This decrease was partially offset by a $38 million increase attributable to higher volume and a $34 million increase from higher input costs and product mix in the third quarter of fiscal 2011. In the third quarter of fiscal 2010, we recorded a charge of $48 million resulting from a change in the capitalization threshold for certain equipment parts.
Selling, general, and administrative (SG&A) expenses of $790 million were essentially flat in the third quarter of fiscal 2011 versus the same period in fiscal 2010. SG&A expenses as a percent of net sales in the third quarter of fiscal 2011 were down 40 basis points compared with fiscal 2010. Advertising and media expense declined 10 percent, offset by an $11 million charge to increase an environmental liability related to an active cleanup site in Moonachie, New Jersey in the third quarter of fiscal 2011 and an increase in pension expense. In the third quarter of fiscal 2010, the Venezuelan government devalued the Bolivar exchange rate against the U.S. dollar. The $14 million foreign exchange loss resulting from the devaluation was substantially offset by a $13 million recovery against a corporate investment in the third quarter of fiscal 2010.
During the third quarter of fiscal 2011, we recorded a divestiture gain of $14 million related to the sale of our foodservice frozen baked goods product line in Australia.

Restructuring, impairment, and other exit costs were less than $1 million in the third quarter of fiscal 2011, a $6 million decrease from the same period of fiscal 2010. During the third quarter of fiscal 2010, we decided to exit our breadcrumbs product line at our Federalsburg, Maryland plant in our Bakeries and Foodservice segment. As a result of this decision, we concluded that the future cash flows generated by these products were insufficient to recover the net book value of the associated long-lived assets. Accordingly, we recorded a non-cash charge of $6 million primarily related to the impairment of these long-lived assets.
Interest, net for the third quarter of fiscal 2011 totaled $85 million, a $9 million decrease from the same period of fiscal 2010. Average interest rates decreased 140 basis points, due to a shift to short-term debt from long-term debt versus the same period last year, generating a $22 million decrease in net interest. Average interest bearing instruments increased $767 million due to an increase in share repurchases during fiscal 2011 versus fiscal 2010, leading to a $13 million increase in net interest.
The effective tax rate for the third quarter of fiscal 2011 was 31.9 percent compared to 33.8 percent for the third quarter of fiscal 2010. The 1.9 percentage point decrease was primarily due to federal legislation passed during the quarter which extended the credit for research and development expenditures.
After-tax earnings from joint ventures decreased $19 million to $5 million compared to $24 million in the same quarter last fiscal year, as higher advertising and media spending, a tax restructuring charge, and increased service cost allocations offset volume gains. In the third quarter of fiscal 2011, net sales for Cereal Partners Worldwide (CPW) increased 3 percent due to 2 percentage points of volume growth and 2 percentage points attributable to price realization and mix, offset by 1 percentage point of unfavorable foreign exchange. Net sales for our Häagen-Dazs joint venture in Japan (HDJ) increased 5 percent driven by 9 percentage points of favorable foreign exchange and a 5 percentage point increase in volume, partially offset by a 9 percentage point decrease from net price realization and mix.
Average diluted shares outstanding decreased by 29 million in the third quarter of fiscal 2011 from the same period a year ago due primarily to share repurchases, offset by the issuance of common stock from stock option exercises.
Net earnings attributable to General Mills were $392 million in the third quarter of fiscal 2011, up 18 percent from $332 million last year. Diluted EPS was $0.59 in the third quarter of fiscal 2011, up 23 percent from $0.48 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories. Diluted EPS excluding this item affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $0.56 in the third quarter of fiscal 2011, up 14 percent compared to $0.49 in the third quarter of fiscal 2010 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).
Nine-month Results
For the nine-month period ended February 27, 2011, net sales grew 1 percent to $11,246 million and total segment operating profit of $2,271 million was 1 percent higher than $2,248 million in the nine-month period ended February 28, 2010. Diluted EPS of $2.22 was up 14 percent and diluted EPS excluding certain items affecting comparability of $1.96 was up 4 percent compared to the nine-month period ended February 28, 2010. (See pages 34-35 for a discussion of measures not defined by GAAP).
Net sales grew 1 percent for the nine-month period ended February 27, 2011. Volume contributed 2 percentage points of growth, partially offset by 1 percentage point of decline from net price realization and mix. Foreign currency exchange was flat for the nine-month period ended February 27, 2011, versus the same period a year ago.

Components of net sales growth

Nine-Month Period Ended Feb. 27, 2011 vs.			Bakeries and	Combined
Nine-Month Period Ended Feb. 28, 2010	U.S. Retail	International	Foodservice	Segments

Contributions from volume growth (a)	1 pt	6 pts	2 pts	2 pts
Net price realization and mix	-1 pt	Flat	2 pts	-1 pt
Foreign currency exchange	NA	-2 pts	Flat	Flat

Net sales growth	Flat	4 pts	4 pts	1 pt

(a)	Measured in tons based on the stated weight of our product shipments.
Cost of sales increased $79 million from the nine-month period ended February 28, 2010, to $6,657 million. The increase in cost of sales was primarily driven by a $140 million increase attributable to higher volume and a $72 million increase related to higher input costs and product mix. In the nine-month period ended February 27, 2011, we recorded a $133 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $48 million in the nine-month period ended February 28, 2010. In the third quarter of fiscal 2010, we recorded a charge of $48 million resulting from a change in the capitalization threshold for certain equipment parts.
SG&A expenses of $2,363 million were essentially flat in the nine-month period ended February 27, 2011, versus the same period in fiscal 2010. SG&A expenses as a percent of net sales in the nine-month period ended February 27, 2011 decreased by 30 basis points compared to the same period last year. A 7 percent decline in advertising and media expense was offset by an increase in pension expense. In addition, we recorded an $11 million charge to increase an environmental liability related to an active cleanup site in Moonachie, New Jersey in the nine-month period ended February 27, 2011. In the third quarter of fiscal 2010, the Venezuelan government devalued the Bolivar exchange rate against the U.S. dollar. The $14 million foreign exchange loss resulting from the devaluation was substantially offset by a $13 million recovery against a corporate investment in the third quarter of fiscal 2010.
During the nine-month period ended February 27, 2011, we recorded a divestiture gain of $14 million related to the sale of our foodservice frozen baked goods product line in Australia.
Restructuring, impairment, and other exit costs were $2 million for the nine-month period ended February 27, 2011, and $30 million for the same period of fiscal 2010. In the nine-month period ended February 27, 2011, we did not undertake any new restructuring actions. During the nine-month period ended February 28, 2010, we decided to exit our breadcrumbs product line at our Federalsburg, Maryland plant in our Bakeries and Foodservice segment. As a result of this decision, we concluded that the future cash flows generated by these products were insufficient to recover the net book value of the associated long-lived assets. Accordingly, we recorded a non-cash charge of $6 million primarily related to the impairment of these long-lived assets. We also decided to exit our kids’ refrigerated yogurt beverage product line at our Murfreesboro, Tennessee plant and our microwave soup product line at our Vineland, New Jersey plant to rationalize capacity for more profitable items. Our decisions to exit these products resulted in a $24 million non-cash charge against the related long-lived assets. No employees were affected by these actions. In addition, we recorded a net gain of $1 million related to the closure and sale of our Contagem, Brazil bread and pasta plant.
Interest, net for the nine-month period ended February 27, 2011, totaled $257 million, an $18 million decrease from the same period of fiscal 2010. Average interest rates decreased 70 basis points generating a $32 million decrease in net interest due to a shift to short-term debt from long-term debt versus the same period last year. Average interest bearing instruments increased $298 million due to more share repurchases than the same period last year, leading to a $14 million increase in net interest.

The effective tax rate for the nine-month period ended February 27, 2011, was 28.5 percent compared to 33.5 percent for the nine-month period ended February 28, 2010. The 5.0 percentage point decrease was primarily due to a $100 million reduction to tax expense recorded in the second quarter of fiscal 2011 related to a settlement with the Internal Revenue Service (IRS) concerning corporate income tax adjustments for fiscal years 2002 to 2008. The adjustments primarily relate to the amount of capital loss, depreciation, and amortization we reported as a result of the sale of noncontrolling interests in our General Mills Cereals, LLC subsidiary.
After-tax earnings from joint ventures for the nine-month period ended February 27, 2011, decreased to $67 million compared to $86 million in the same period in fiscal 2010 due to higher advertising and media spending, increased service cost allocations and a tax restructuring charge all pertaining to CPW. In the nine-months ended February 27, 2011, net sales for CPW increased 1 percentage point resulting from 2 percentage points of volume growth, partially offset by 1 percentage point of unfavorable foreign exchange. Net sales for HDJ increased 5 percent driven by 9 percentage points of favorable foreign exchange and a 1 percentage point increase in volume, partially offset by a 5 percentage point decrease from net price realization and mix.
Average diluted shares outstanding decreased by 16 million shares for the nine-month period ended February 27, 2011, from the same period a year ago, due primarily to the repurchase of 42 million shares since February 28, 2010, partially offset by the issuance of common stock from stock option exercises.
Net earnings attributable to General Mills were $1,478 million in the nine-month period ended February 27, 2011, up 12 percent from $1,319 million in the same period last year. Diluted EPS was $2.22 in the nine-month period ended February 27, 2011, up 14 percent from $1.94 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories, and the net benefit from decisions affecting uncertain tax matters in fiscal 2011. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $1.96 for the nine-month period ended February 27, 2011, up 4 percent, compared to $1.89 in the same period of fiscal 2010 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).
SEGMENT OPERATING RESULTS
U.S. Retail Segment Results
Net sales for our U.S. Retail operations of $2,514 million in the third quarter of fiscal 2011 decreased 1 percentage point compared to the third quarter of fiscal 2010, driven by unfavorable net price realization and mix.
Net sales for our U.S. Retail operations for the nine-month period ended February 27, 2011 were $7,810 million, flat compared to the same period in fiscal 2010. Pound volume contributed 1 percentage point of growth, which was offset by 1 percentage point of unfavorable net price realization and mix.

U.S. Retail Net Sales Percentage Change by Division

		Nine-Month
	Quarter Ended	Period Ended
	Feb. 27,	Feb. 27,
	2011	2011

Big G	(6)%	(1)%
Meals	(5)	(1)
Pillsbury	(2)	(3)
Yoplait	1	3
Snacks	14	5
Baking Products	(7)	(4)
Small Planet Foods	14	15

Total	(1)%	Flat

During the third quarter of fiscal 2011, net sales for Big G cereals declined 6 percent from last year which included Chocolate Cheerios and Wheaties Fuel introductory volume. Meals division net sales decreased 5 percent driven by unfavorable net price realization, as lower volume for shelf-stable dinner mixes offset growth by Progresso soup, Green Giant frozen vegetables, and Wanchai Ferry and Macaroni Grill frozen entrees. Pillsbury net sales declined 2 percent due to sales declines in Totino’s pizza. Net sales for Yoplait grew 1 percent. Snacks net sales grew 14 percent, driven by Nature Valley and Fiber One snack bars products. Net sales for Baking Products declined 7 percent due to volume declines in Betty Crocker dessert mixes. Small Planet Food’s net sales increased 14 percent, led by Cascadian Farm cereals and Lärabar fruit and nut energy bars.
Segment operating profit decreased 1 percent to $533 million in the third quarter of fiscal 2011 versus the same period a year ago driven by $31 million of unfavorable net price realization and mix, partially offset by a 9 percent reduction in advertising and media expense and $12 million of lower supply chain costs.
Segment operating profit decreased 3 percent to $1.8 billion in the nine-month period ended February 27, 2011, versus the same period a year ago, primarily driven by unfavorable net price realization and mix of $101 million and higher supply chain costs of $46 million, partially offset by an 8 percent reduction in advertising and media expense and $50 million of volume growth.
International Segment Results
Net sales for our International segment of $688 million increased 8 percent in the third quarter of fiscal 2011 compared to fiscal 2010. Volume contributed 6 percentage points of growth. Foreign currency exchange and net price realization each contributed 1 percentage point of growth.
Net sales for our International segment were up 4 percent in the nine-month period ended February 27, 2011, to $2,097 million. Volume contributed 6 percentage points of growth, partially offset by 2 percentage points of unfavorable foreign currency exchange.

International Net Sales Percentage Change by Geographic Region

	Quarter	Nine-Month
	Ended	Period Ended
	Feb. 27,	Feb. 27,
	2011	2011

Europe	3%	1%
Canada	6	5
Asia/Pacific	18	15
Latin America	Flat	(10)

Total	8%	4%

For the third quarter of fiscal 2011, net sales in Europe grew 3 percent driven by growth in Häagen-Dazs and Nature Valley in the United Kingdom and Old El Paso in France and Spain, partially offset by unfavorable foreign exchange. Net sales in Canada increased 6 percent due to strong cereal performance and favorable foreign exchange. In the Asia/Pacific region, net sales grew 18 percent driven by growth in Häagen-Dazs and Wanchai Ferry brands in China and atta flour in India. Latin America net sales were flat versus the same period a year ago, as the growth driven by Diablitos in Venezuela and La Salteña in Argentina was offset by unfavorable foreign exchange largely related to the 2010 devaluation of the Venezuelan currency.
During the third quarter of fiscal 2010, the Venezuelan government devalued the Bolivar by resetting the official exchange rate. We continue to use the official exchange rate to remeasure the financial statements of our Venezuelan operations, as we intend to remit dividends solely through the government-operated Foreign Exchange Administration Board (CADIVI). The devaluation of the Bolivar also reduced the U.S. dollar equivalent of our Venezuelan operating profit, but this did not have a material impact on our results.
Segment operating profit of $69 million in the third quarter of fiscal 2011 was more than triple the third quarter of fiscal 2010, primarily driven by volume growth and favorable foreign currency effects. In fiscal 2010, we incurred a $14 million foreign exchange loss, primarily on the revaluation of non-Bolivar monetary balances in Venezuela.
Segment operating profit grew 44 percent to $220 million in the nine-month period ended February 27, 2011 versus the same period a year ago, driven by volume growth and favorable foreign currency effects. In fiscal 2010, we incurred a $14 million foreign exchange loss, primarily on the revaluation of non-Bolivar monetary balances in Venezuela.
Bakeries and Foodservice Segment Results
Net sales for our Bakeries and Foodservice segment increased 9 percent to $444 million in the third quarter of fiscal 2011 compared to fiscal 2010. Net price realization and mix contributed 7 percentage points of net sales growth, reflecting higher prices indexed to commodity markets. Volume contributed 2 percentage points of growth, including a 1 percentage point reduction from a divested product line.
Net sales for our Bakeries and Foodservice segment increased 4 percent to $1,338 million in the nine-month period ended February 27, 2011. Volume contributed 2 percentage points, of growth, including a 2 percentage point reduction from a divested product line. Net price realization and mix contributed 2 percentage points of growth, driven by higher prices indexed to commodity markets.

Bakeries and Foodservice Net Sales Percentage Change by Customer Channel

	Quarter	Nine-Month
	Ended	Period Ended
	Feb. 27,	Feb. 27,
	2011	2011

Foodservice Distributors	2%	1%
Convenience Stores	10	12
Bakeries and National Restaurant Accounts	13	4

Total	9%	4%

Segment operating profit increased 34 percent to $67 million in the third quarter of fiscal 2011 and 6 percent to $216 million for the nine-month period ended February 27, 2011, versus the same periods a year ago. These increases were driven by higher grain merchandising earnings, volume growth and pricing, partially offset by higher input costs.
UNALLOCATED CORPORATE ITEMS
Unallocated corporate expense totaled $28 million in the third quarter of fiscal 2011 compared to $41 million in the same period in fiscal 2010. In the third quarter of fiscal 2011, we recorded a $33 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $5 million net increase in expense in the third quarter of fiscal 2010. This was partially offset by increased pension expense of $16 million in the third quarter of fiscal 2011 compared to the same period a year ago. We also recorded an $11 million charge to increase an environmental liability related to an active cleanup site in Moonachie, New Jersey in the third quarter of fiscal 2011.
Unallocated corporate expense totaled $45 million in the nine-month period ended February 27, 2011, compared to $84 million in the same period last year. In the nine-month period ended February 27, 2011, we recorded a $133 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $48 million net decrease in expense in the same period a year ago. This was partially offset by increased pension expense of $48 million in the nine-month period ended February 27, 2011, compared to the same period a year ago. We also recorded an $11 million charge to increase an environmental liability related to an active cleanup site in Moonachie, New Jersey in the third quarter of fiscal 2011.
LIQUIDITY
During the nine-month period ended February 27, 2011, our operations generated $1,248 million of cash, primarily driven by net earnings, adjusted for depreciation and amortization, offset by an increase in net current assets and liabilities. This cash generation was $310 million less than the amount generated in the same period last year, mainly reflecting the impact of changes in current assets and liabilities. Inventories increased in the nine-month periods in both years, but increased more in the nine-month period ended February 27, 2011, primarily reflecting increased input costs. Other current liabilities accounted for a $411 million decrease in cash generated from operations for the nine-month period ended February 27, 2011, compared to the same nine-month period last year, primarily reflecting changes in the timing of marketing activities and related accruals and changes in accrued income taxes as a result of audit settlements and court decisions.
Cash used by investing activities during the nine-month period ended February 27, 2011, was $467 million, an $18 million decrease over the same period in fiscal 2010. The decreased use of cash primarily reflects the $25 million of proceeds from the divestiture of our foodservice frozen baked goods product line in our International segment in the third quarter of fiscal 2011. In fiscal 2011, we paid $85 million for the acquisition of the Mountain High yoghurt business. We also invested $423 million in land, buildings, and equipment in the nine-month period ended February 27, 2011, an increase of $4 million over the nine-month period last year. In fiscal 2010, we invested $122 million in affiliates, mainly CPW.

Cash used by financing activities was $972 million in the nine-month period ended February 27, 2011, a decrease of $162 million from the same period a year ago. We had net issuances of $416 million of notes payable and long-term debt in the nine-month period ended February 27, 2011, versus a $739 million net repayment in fiscal 2010. We used $839 million more cash to repurchase shares in the nine-month period ended February 27, 2011, than the same period last year. In addition, we paid $548 million of dividends in the nine-month period ended February 27, 2011, $69 million more than the prior year.
CAPITAL RESOURCES
Our capital structure was as follows:

	Feb. 27,	May 30,
In Millions	2011	2010

Notes payable	$974.5	$1,050.1
Current portion of long-term debt	1,031.2	107.3
Long-term debt	4,843.1	5,268.5

Total debt	6,848.8	6,425.9
Noncontrolling interests	246.0	245.1
Stockholders’ equity	5,866.2	5,402.9

Total capital	$12,961.0	$12,073.9

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2013. As of February 27, 2011, we did not have any outstanding borrowings under these credit lines. We also have $304.9 million in uncommitted credit lines that support our foreign operations.
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
Our credit facilities and certain of our long-term debt and noncontrolling interests agreements contain restrictive covenants. As of February 27, 2011, we were in compliance with all of these covenants.
We have $1,031.2 million of long-term debt maturing in the next 12 months that is classified as current, primarily $1,019.5 million of 6 percent notes which mature on February 15, 2012. We expect to make a payment of approximately $400 million in fiscal 2011 related to our IRS settlement, of which $31 million has already been paid through the third quarter as described in Note 16 of the Consolidated Financial Statements. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) covering the sale of debt securities. The shelf registration statement will expire in December 2011.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the third quarter of fiscal 2011. During the nine-month period ended February 27, 2011, we provided $27 million of guarantees on behalf of CPW primarily to support capital expenditures.
SIGNIFICANT ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010. The accounting policies used in preparing our interim fiscal 2011 Consolidated Financial Statements are the same as those described in our Form 10-K, except as discussed in Notes 2, 17 and 18 to our Consolidated Financial Statements included in this Form 10-Q. We tested our goodwill and brand intangibles for impairment on our annual assessment date in the third quarter of fiscal 2011. As of our annual impairment assessment date, there was no impairment of any of our intangibles as their related fair values were substantially in excess of the carrying values.
Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of February 27, 2011, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.
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

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

			Nine-Month
	Quarter Ended		Period Ended
	Feb. 27,	Feb. 28,	Feb. 27,	Feb. 28,
Per Share Data	2011	2010	2011	2010

Diluted earnings per share, as reported	$0.59	$0.48	$2.22	$1.94
Mark-to-market effects (a)	(0.03)	0.01	(0.13)	(0.05)
Uncertain tax items (b)	—	—	(0.13)	—

Diluted earnings per share, excluding certain items affecting comparability	$0.56	$0.49	$1.96	$1.89

(a)	Net (gain) loss from mark-to-market valuation of certain commodity positions and grain inventories. See Note 7 to the Consolidated Financial Statements in this report.

(b)	Reduction to income taxes related to an IRS settlement of an uncertain tax item, partially offset by an increase in income taxes related to an adverse court decision in the State of California. See Note 16 to the Consolidated Financial Statements in this report.
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
The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of February 27, 2011, was $27 million and $6 million, respectively. The $1 million decrease in interest rate value-at-risk during the nine-month period ended February 27, 2011, was due to decreased interest rate market volatility in fiscal 2011. The commodity value-at-risk increased by $1 million compared to May 30, 2010 due to higher volatility in commodities markets. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

Item 4.	Controls and Procedures.
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 27, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended February 27, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended February 27, 2011:

	Total	Average	Total Number of	Maximum Number of
	Number	Price	Shares Purchased as	Shares that may yet
	of Shares	Paid Per	Part of a Publicly	be Purchased Under
Period	Purchased (a)	Share	Announced Program (b)	the Program (b)

November 29, 2010-
January 2, 2011	5,629,733	$35.51	5,629,733	81,509,060

January 3, 2011-
January 30, 2011	—	—	—	81,509,060

January 31, 2011-
February 27, 2011	—	—	—	81,509,060

Total	5,629,733	$35.51	5,629,733	81,509,060

(a)	These shares were purchased in the open market.

(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

10.1 Executive Medical Plan.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarterly and nine-month periods ended February 27, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Total Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date March 23, 2011	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date March 23, 2011	/s/ Richard O. Lund
Richard O. Lund
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Executive Medical Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarterly and nine-month periods ended February 27, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Total Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.