Form 10-K
period 2011-05-29
GENERAL MILLS INC
filed 2011-07-08
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 29, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-01185

GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426 (Zip Code)
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
Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $35.11 per share as reported on the New York Stock Exchange on November 28, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter): $22,432.9 million.
Number of shares of Common Stock outstanding as of June 17, 2011: 644,862,721 (excluding 109,750,607 shares held in the treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
In markets outside the United States and Canada, our major product categories include super-premium ice cream and frozen desserts, refrigerated yogurt, grain snacks, shelf stable and frozen vegetables, refrigerated and frozen dough products, and dry dinners. In addition, we sell ready-to-eat cereals through our Cereal Partners Worldwide (CPW) joint venture.
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
Refrigerated yogurt
Yoplait, Trix, Delights, Go-GURT, Fiber One, YoPlus, Whips!, and Mountain High
Refrigerated and frozen dough products
Pillsbury, the Pillsbury Doughboy character, Grands!, Golden Layers, Big Deluxe, Toaster Strudel, Toaster Scrambles, Simply, Savorings, Jus-Rol, Latina, Pasta Master, Wanchai Ferry, V.Pearl, and La Salteña
Dry dinners and shelf stable and frozen vegetable products
Betty Crocker, Hamburger Helper, Tuna Helper, Chicken Helper, Old El Paso, Green Giant, Potato Buds, Suddenly Salad, Bac*O’s, Betty Crocker Complete Meals, Valley Selections, Simply Steam, Valley Fresh Steamers, Wanchai Ferry, and Diablitos
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
Some of our products are marketed under or in combination with trademarks that have been licensed from others, including:
• Dora the Explorer, Disney Cars and Disney Princesses for yogurt, and Dora the Explorer for cereal;
• Reese’s Puffs and Clifford the Big Red Dog for cereal;
• Hershey’s chocolate for a variety of products;
• Weight Watchers as an endorsement for soup and frozen vegetable products;
• Macaroni Grill for dry and frozen dinners;
• Good Earth for dry dinners;
• Sunkist for baking products and fruit snacks;
• Cinnabon for refrigerated dough, frozen pastries, and baking products;
• Bailey’s for super-premium ice cream; and
• a variety of characters and brands for fruit snacks, including Batman, Tonka, My Little Pony, Transformers, Care Bears, Spider-Man, and various Warner Bros. and Nickelodeon characters.
We license all of our cereal trademarks to CPW, our joint venture with Nestlé S.A. (Nestlé). Nestlé similarly licenses certain of its trademarks to CPW, including the Nestlé and Uncle Tobys trademarks. We own the Häagen-Dazs trademark and have the right to use the trademark outside of the United States and Canada. Nestlé has an exclusive royalty-free license to use the Häagen-Dazs trademark in the United States and Canada on ice cream and other frozen dessert products. We also license this trademark to our Häagen-Dazs Japan, Inc. (HDJ) joint venture. The J. M. Smucker Company holds an exclusive royalty-free license to use the Pillsbury brand and the Pillsbury Doughboy character in the dessert mix and baking mix categories in the United States and under limited circumstances in Canada and Mexico. We also license our Green Giant trademark to a third party for use in connection with its sale of fresh produce in the United States. We use the Yoplait and related trademarks under license from an entity in which we own a 50 percent interest and we further license these trademarks to franchisees.
Given our focus on developing and marketing innovative, proprietary products, we consider the collective rights under our various patents, which expire from time to time, a valuable asset, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.

RAW MATERIALS AND SUPPLIES
The principal raw materials that we use are grains (wheat, oats, and corn), sugar, dairy products, vegetables, fruits, meats, vegetable oils, and other agricultural products. We also use substantial quantities of carton board, corrugated, plastic and metal packaging materials, operating supplies, and energy. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. In our international operations, inputs that are not locally available in adequate supply may be imported from other countries. The cost of these inputs may fluctuate widely due to external conditions such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, and changes in governmental agricultural and energy policies and regulations. We have some long-term fixed price contracts, but the majority of our inputs are purchased on the open market. We believe that we will be able to obtain an adequate supply of needed inputs. Occasionally and where possible, we make advance purchases of items significant to our business in order to ensure continuity of operations. Our objective is to procure materials meeting both our quality standards and our production needs at price levels that allow a targeted profit margin. Since these inputs generally represent the largest variable cost in manufacturing our products, to the extent possible, we often manage the risk associated with adverse price movements for some inputs using a variety of risk management strategies. We also have a grain merchandising operation that provides us efficient access to, and more informed knowledge of, various commodity markets, principally wheat and oats. This operation holds physical inventories that are carried at fair market value and uses derivatives to manage its net inventory position and minimize its market exposures.
RESEARCH AND DEVELOPMENT
Our principal research and development facilities are located in Minneapolis, Minnesota. Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business and technology areas. Research and development expenditures were $235 million in fiscal 2011, $218 million in fiscal 2010, and $208 million in fiscal 2009.
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
During fiscal 2011, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 23 percent of our consolidated net sales and 30 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 6 percent of our net sales in the International segment and 7 percent of our net sales in the Bakeries and Foodservice segment. As of May 29, 2011, Wal-Mart accounted for 26 percent of our U.S. Retail receivables, 5 percent of our International receivables, and 9 percent of our Bakeries and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 53 percent of its fiscal 2011 net sales, the five largest customers in our International segment accounted for 24 percent of its fiscal 2011 net sales, and the five largest customers in our Bakeries and Foodservice segment accounted for 45 percent of its fiscal 2011 net sales.
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
BACKLOG
Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of May 29, 2011, was not material.
WORKING CAPITAL
A description of our working capital is included in the Liquidity section of MD&A in Item 7 of this report. Our product return practices are described in Note 2 to the Consolidated Financial Statements in Item 8 of this report.
EMPLOYEES
As of May 29, 2011, we had approximately 35,000 full- and part-time employees.
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
ENVIRONMENTAL MATTERS
As of May 29, 2011, we were involved with three active cleanup sites associated with the alleged or threatened release of hazardous substances or wastes located in: Sauget, Illinois; Minneapolis, Minnesota; and Moonachie, New Jersey. These matters involve several different actions, including administrative proceedings commenced by regulatory agencies and demand letters by regulatory agencies and private parties.
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

EXECUTIVE OFFICERS
The section below provides information regarding our executive officers as of July 8, 2011:
Y. Marc Belton, age 52, is Executive Vice President, Global Strategy, Growth and Marketing Innovation. Mr. Belton joined General Mills in 1983 and has held various positions, including President of Snacks Unlimited from 1994 to 1997, New Ventures from 1997 to 1999, and Big G cereals from 1999 to 2002. He had oversight responsibility for Yoplait, General Mills Canada, and New Business Development from 2002 to 2005, and has had oversight responsibility for Growth and Marketing Innovation since 2005 and Global Strategy since 2011. Mr. Belton was elected a Vice President of General Mills in 1991, a Senior Vice President in 1994, and an Executive Vice President in 2006. He is a director of U.S. Bancorp.
John R. Church, age 45, is Senior Vice President, Supply Chain. Mr. Church joined General Mills in 1988 as a Product Developer in the Big G cereals division and held various positions before becoming Vice President, Engineering in 2003. In 2005, his role was expanded to include development of the company’s strategy for the global sourcing of raw materials and manufacturing capabilities. He was named Vice President, Supply Chain Operations in March 2007 and to his present position in April 2008.
Michael L. Davis, age 55, is Senior Vice President, Global Human Resources. Mr. Davis joined General Mills in 1996 as Vice President, Compensation and Benefits, after spending 15 years in consulting with Towers Perrin. In 2002, his role was expanded to include staffing activities, and in 2005, he became Vice President, Human Resources for the U.S. Retail and Corporate groups. He was named to his current position in January 2008.
Peter C. Erickson, age 50, is Senior Vice President, Innovation, Technology and Quality. Mr. Erickson joined General Mills in 1994 as part of the Colombo yogurt acquisition. He has held various positions in Research & Development and became Vice President, Innovation, Technology and Quality in 2003. He was named to his present position in November 2006.
Ian R. Friendly, age 50, is Executive Vice President and Chief Operating Officer, U.S. Retail. Mr. Friendly joined General Mills in 1983 and held various positions before becoming Vice President of CPW in 1994, President of Yoplait in 1998, Senior Vice President of General Mills in 2000, and President of the Big G cereals division in 2002. In May 2004, he was named Chief Executive Officer of CPW. Mr. Friendly was named to his present position in June 2006. He is a director of The Valspar Corporation.
Richard O. Lund, age 61, is Vice President, Controller. Mr. Lund joined General Mills in 1981 and held various positions before becoming Vice President, Director of Financial Operations for the Gold Medal division in 1994. He was appointed Vice President, Corporate Financial Operations in 2000 and was elected to his present position in December 2007. Prior to joining General Mills, Mr. Lund spent nine years with Coopers & Lybrand (now PricewaterhouseCoopers LLP). Mr. Lund is retiring effective October 1, 2011.
Donal L. Mulligan, age 50, is Executive Vice President, Chief Financial Officer. Mr. Mulligan joined General Mills in 2001 from The Pillsbury Company. He served as Vice President, Financial Operations for our International division until 2004, when he was named Vice President, Financial Operations for Operations and Technology. Mr. Mulligan was appointed Treasurer of General Mills in 2006, Senior Vice President, Financial Operations in July 2007, and was elected to his present position in August 2007. From 1987 to 1998, he held several international positions at PepsiCo, Inc. and YUM! Brands, Inc. Mr. Mulligan is a director of Tennant Company.
Shawn P. O’Grady, age 47, is Senior Vice President, President, Consumer Foods Sales Division. Mr. O’Grady joined General Mills in 1990 and held several marketing roles in the Snacks, Meals and Big G cereal divisions. He was promoted to Vice President in 1998 and held marketing positions in the Betty Crocker and Pillsbury USA divisions. In 2004, he moved into Consumer Foods Sales, becoming Vice President, President, U.S. Retail Sales in June 2007. He was promoted to his current position in May 2010.
Christopher D. O’Leary, age 52, is Executive Vice President and Chief Operating Officer, International. Mr. O’Leary joined General Mills in 1997 as Vice President, Corporate Growth. He was elected a Senior Vice President in 1999 and President of the Meals division in 2001. Mr. O’Leary was named to his present position in June 2006. Prior to joining General Mills, he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. Mr. O’Leary is a director of Telephone and Data Systems, Inc.
Roderick A. Palmore, age 59, is Executive Vice President, General Counsel, Chief Compliance and Risk Management Officer and Secretary. Mr. Palmore joined General Mills in this position in February 2008 from the Sara Lee Corporation, a consumer foods and products company. He spent 12 years at Sara Lee, last serving as Executive Vice President and General Counsel since 2004. Mr. Palmore is a director of CBOE Holdings, Inc.
Kendall J. Powell, age 57, is Chairman of the Board and Chief Executive Officer of General Mills. Mr. Powell joined General Mills in 1979 and served in a variety of positions before becoming a Vice President in 1990. He became President of Yoplait in 1996, President of the Big G cereal division in 1997, and Senior Vice President of General Mills in 1998. From 1999 to 2004, he served as

Chief Executive Officer of CPW. He returned from CPW in 2004 and was elected Executive Vice President. Mr. Powell was elected President and Chief Operating Officer of General Mills with overall global operating responsibility for the company in June 2006, Chief Executive Officer in September 2007 and Chairman of the Board in May 2008. He is a director of Medtronic, Inc.
Christina L. Shea, age 58, is Executive Vice President, External Relations and President, General Mills Foundation. Ms. Shea joined General Mills in 1977 and has held various positions in the Big G cereals, Yoplait, Gold Medal, Snacks, and Betty Crocker divisions. From 1994 to 1999, she was President of the Betty Crocker division and was named a Senior Vice President of General Mills in 1998. Ms. Shea became President of General Mills Community Action and the General Mills Foundation in 2002, was appointed Senior Vice President, External Relations and President, General Mills Foundation in 2005 and was named to her present position in July 2010. Ms. Shea is retiring effective August 1, 2011.
WEBSITE ACCESS
Our website is www.generalmills.com. We make available, free of charge in the “Investors” portion of this website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (1934 Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website.

ITEM 1A	Risk Factors
Our business is subject to various risks and uncertainties. Any of the risks described below could materially adversely affect our business, financial condition, and results of operations.
The food categories in which we participate are very competitive, and if we are not able to compete effectively, our results of operations could be adversely affected.
The food categories in which we participate are very competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. In most product categories, we compete not only with other widely advertised branded products, but also with generic and private label products that are generally sold at lower prices. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. If our large competitors were to seek an advantage through pricing or promotional changes, we could choose to do the same, which could adversely affect our margins and profitability. If we did not do the same, our revenues and market share could be adversely affected. Our market share and revenue growth could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over generic and private label products.
We may be unable to maintain our profit margins in the face of a consolidating retail environment.
The five largest customers in our U.S. Retail segment accounted for 53 percent of its net sales for fiscal 2011, the five largest customers in our International segment accounted for 24 percent of its net sales for fiscal 2011, and the five largest customers in our Bakeries and Foodservice segment accounted for 45 percent of its net sales for fiscal 2011. The loss of any large customer for an extended length of time could adversely affect our sales and profits. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted.
Price changes for the commodities we depend on for raw materials, packaging, and energy may adversely affect our profitability.
The principal raw materials that we use are commodities that experience price volatility caused by external conditions such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, and changes in governmental agricultural and energy policies and regulations. Commodity price changes may result in unexpected increases in raw material, packaging, and energy costs. If we are unable to increase productivity to offset these increased costs or increase our prices, we may experience reduced margins and profitability. We do not fully hedge against changes in commodity prices, and the risk management procedures that we do use may not always work as we intend.

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
In fiscal 2011, 19 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:
• political and economic instability;
• exchange controls and currency exchange rates;
• nationalization of operations;
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
Food production and marketing are highly regulated by a variety of federal, state, local and foreign agencies. Changes in laws or regulations that impose additional regulatory requirements on us, including regulation of greenhouse gas emissions, could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. In addition, we advertise our products and could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. We may also be subject to new laws or regulations restricting our right to advertise products, including the Interagency Working Group on Food Marketed to Children Preliminary Proposed Nutrition Principles to Guide Industry Self-Regulatory Efforts and other proposals to limit advertising to children.
We have a substantial amount of indebtedness, which could limit financing and other options and in some cases adversely affect our ability to pay dividends.
As of May 29, 2011, we had total debt and noncontrolling interests of $7.1 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:

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
As of May 29, 2011, we had $10.5 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in significant impairment losses and amortization expense.
Our failure to successfully integrate acquisitions into our existing operations could adversely affect our financial results.
From time to time, we evaluate potential acquisitions or joint ventures that would further our strategic objectives. Our success depends, in part, upon our ability to integrate acquired and existing operations. If we are unable to successfully integrate acquisitions, including recently acquired Yoplait interests, our financial results could suffer. Additional potential risks associated with acquisitions include additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, the inherent risk associated with entering a line of business in which we have no or limited prior experience, failure to achieve anticipated synergies, and the impairment of goodwill or other acquisition-related intangible assets.

ITEM 1B	Unresolved Staff Comments
None.

ITEM 2	Properties
We own our principal executive offices and main research facilities, which are located in the Minneapolis, Minnesota metropolitan area. We operate numerous manufacturing facilities and maintain many sales and administrative offices, warehouses, and distribution centers mainly in the United States. Other facilities are operated in Canada and elsewhere around the world.

As of May 29, 2011, we operated 50 facilities for the production of a wide variety of food products. Of these facilities, 28 are located in the United States, 10 in the Asia/Pacific region (3 of which are leased), 2 in Canada (1 of which is leased), 5 in Europe (2 of which are leased), 4 in Latin America and Mexico, and 1 in South Africa. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:
U.S. Retail
•	Carson, California
•	Lodi, California
•	Covington, Georgia
•	Belvidere, Illinois
•	West Chicago, Illinois
•	New Albany, Indiana
•	Carlisle, Iowa
•	Cedar Rapids, Iowa
•	Methuen, Massachusetts
•	Reed City, Michigan
•	Fridley, Minnesota
•	Hannibal, Missouri
•	Kansas City, Missouri
•	Great Falls, Montana
•	Vineland, New Jersey
•	Albuquerque, New Mexico
•	Buffalo, New York
•	Cincinnati, Ohio
•	Wellston, Ohio
•	Murfreesboro, Tennessee
•	Milwaukee, Wisconsin
•	Irapuato, Mexico

International
•	Buenos Aires, Argentina
•	Mt. Waverly, Australia
•	Rooty Hill, Australia
•	Winnipeg, Canada
•	Guangzhou, China
•	Nanjing, China
•	Sanhe, China
•	Shanghai, China
•	Arras, France
•	San Adrian, Spain
•	Berwick, United Kingdom
•	Cagua, Venezuela

Bakeries and Foodservice
•	Chanhassen, Minnesota
•	Joplin, Missouri
•	Martel, Ohio

We operate numerous grain elevators in the United States in support of our domestic manufacturing activities. We also utilize approximately 11 million square feet of warehouse and distribution space, nearly all of which is leased, that primarily supports our U.S. Retail segment. We own and lease a number of dedicated sales and administrative offices in the United States, Canada, and elsewhere around the world, totaling approximately 3 million square feet. We have additional warehouse, distribution, and office space in our plant locations.
As part of our Häagen-Dazs business in our International segment, we operate 268 (all leased) and franchise 383 branded ice cream parlors in various countries around the world, all outside of the United States and Canada.

ITEM 3	Legal Proceedings
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 29, 2011, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4	[Reserved]
PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange. On June 17, 2011, there were approximately 33,000 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note 18 to the Consolidated Financial Statements in Item 8 of this report.
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
We did not purchase any shares of our common stock during the fiscal quarter ended May 29, 2011. We have 81.5 million shares available that may yet be purchased under the current program.

ITEM 6	Selected Financial Data
At the beginning of fiscal 2011, we revised the classification of certain revenues and expenses to better align our income statement line items with how we manage our business. We have revised the classification of amounts previously reported to conform to our fiscal 2011 presentation. These revised classifications had no effect on previously reported net earnings attributable to General Mills or earnings per share. See Note 1 to the Consolidated Financial Statements in Item 8 of this report for further details of the reclassifications. The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 29, 2011:

	Fiscal Year
In Millions, Except Per Share Data, Percentages and Ratios	2011	2010	2009 (a)	2008	2007

Operating data:
Net sales	$14,880.2	$14,635.6	$14,555.8	$13,548.0	$12,303.9
Gross margin (b)	5,953.5	5,800.2	5,174.9	4,816.2	4,412.7
Selling, general, and administrative expenses	3,192.0	3,162.7	2,893.2	2,566.0	2,314.5
Segment operating profit (c)	2,945.6	2,840.5	2,624.2	2,394.4	2,273.0
After-tax earnings from joint ventures	96.4	101.7	91.9	110.8	72.7
Net earnings attributable to General Mills	1,798.3	1,530.5	1,304.4	1,294.7	1,143.9
Depreciation and amortization	472.6	457.1	453.6	459.2	417.8
Advertising and media expense	843.7	908.5	732.1	587.2	491.4
Research and development expense	235.0	218.3	208.2	204.7	191.1
Average shares outstanding:
Basic	642.7	659.6	663.7	665.9	693.1
Diluted	664.8	683.3	687.1	693.8	720.4
Earnings per share:
Basic	$2.80	$2.32	$1.96	$1.93	$1.65
Diluted	$2.70	$2.24	$1.90	$1.85	$1.59
Diluted, excluding certain items affecting comparability (c)	$2.48	$2.30	$1.99	$1.76	$1.59
Operating ratios:
Gross margin as a percentage of net sales	40.0%	39.6%	35.6%	35.5%	35.9%
Selling, general, and administrative expenses as a percentage of net sales	21.5%	21.6%	19.9%	18.9%	18.8%
Segment operating profit as a percentage of net sales (c)	19.8%	19.4%	18.0%	17.7%	18.5%
Effective income tax rate	29.7%	35.0%	37.1%	34.0%	33.0%
Return on average total capital (b) (c)	13.7%	13.8%	12.3%	11.7%	11.0%
Balance sheet data:
Land, buildings, and equipment	$3,345.9	$3,127.7	$3,034.9	$3,108.1	$3,013.9
Total assets	18,674.5	17,678.9	17,874.8	19,041.6	18,183.7
Long-term debt, excluding current portion	5,542.5	5,268.5	5,754.8	4,348.7	3,217.7
Total debt (b)	6,885.1	6,425.9	7,075.5	6,999.5	6,206.1
Noncontrolling interests	246.7	245.1	244.2	246.6	1,139.2
Stockholders’ equity	6,365.5	5,402.9	5,172.3	6,212.2	5,318.7
Cash flow data:
Net cash provided by operating activities	$1,526.8	$2,181.2	$1,828.2	$1,729.9	$1,751.2
Capital expenditures	648.8	649.9	562.6	522.0	460.2
Net cash used by investing activities	715.1	721.2	288.9	442.4	597.1
Net cash used by financing activities	936.6	1,503.8	1,404.5	1,093.0	1,398.1
Fixed charge coverage ratio	7.03	6.42	5.33	4.91	4.51
Operating cash flow to debt ratio (b)	22.2%	33.9%	25.8%	24.7%	28.2%
Share data:
Low stock price	$33.57	$25.59	$23.61	$25.72	$24.64
High stock price	39.95	36.96	35.08	31.25	30.56
Closing stock price	39.29	35.62	25.59	30.54	30.08
Cash dividends per common share	1.12	0.96	0.86	0.78	0.72

(a)	Fiscal 2009 was a 53-week year; all other fiscal years were 52 weeks.
(b)	See Glossary in Item 8 of this report for definition.
(c)	See MD&A in Item 7 of this report for our discussion of this measure not defined by generally accepted accounting principles.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We believe that this financial performance, coupled with an attractive dividend yield, should result in long-term value creation for stockholders. We also return a substantial amount of cash to stockholders through share repurchases and dividends.
For the fiscal year ended May 29, 2011, our net sales grew 2 percent, total segment operating profit grew 4 percent and diluted EPS grew 20 percent, however our return on average total capital declined by 10 basis points despite these positive earnings metrics. Diluted EPS excluding certain items affecting comparability increased 8 percent from fiscal 2010 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability). Net cash provided by operations totaled $1.5 billion in fiscal 2011, enabling us to increase our annual dividend payments per share by 17 percent from fiscal 2010 and continue returning cash to stockholders through share repurchases, which totaled $1.2 billion in fiscal 2011. We also made significant capital investments totaling $649 million in fiscal 2011.
We achieved the following related to our six key operating objectives for fiscal 2011:
•	Net sales growth of 2 percent was primarily driven by volume gains in our International segment and net price realization and mix.
•	We achieved a 4 percent increase in total segment operating profit despite renewed input cost inflation.
•	Our gross margin as a percent of net sales was comparable to fiscal 2010. We took pricing actions on most of our product lines in fiscal 2011 to partially offset the increases in input costs. In addition, we continued to focus on the other elements of our holistic margin management (HMM) program, which include cost-savings initiatives, marketing spending efficiencies, and profitable sales mix strategies.
•	We continued to invest in media and other brand-building marketing programs. However, our total media and advertising spending decreased from fiscal 2010 levels, which increased 24 percent versus fiscal 2009.
•	We grew our Bakeries and Foodservice segment operating profit, including a focus on higher-margin, branded product lines within our most attractive foodservice customer channels.
•	We continued to grow our business in international markets. We focused on our core platforms of ready-to-eat cereal, super premium ice cream, convenient meal solutions, and healthy snacking by introducing new products and investing to drive sales growth.
Details of our financial results are provided in the “Fiscal 2011 Consolidated Results of Operations” section below.

We expect slow improvement in the operating environment for food companies around the globe. Although we believe the environment will remain challenging in fiscal 2012, we expect to deliver another year of quality growth. Excluding the effects of our acquisition of interests in Yoplait S.A.S. and Yoplait Marques S.A.S., we expect to achieve these results:
•	We are targeting mid single-digit growth in net sales primarily driven by net price realization, as our plans assume a modest decline in pound volume.
•	We have a strong line-up of consumer marketing, merchandising, and innovation planned to support our leading brands. We will continue to build our global platforms in markets around the world, accelerating our efforts in rapidly growing emerging markets.
•	We are targeting low single-digit growth in total segment operating profit in fiscal 2012, as we expect our HMM discipline of cost savings, mix management and price realization to largely offset an expected 10 to 11 percent increase in input costs.
Our businesses generate strong levels of cash flows. We use some of this cash to reinvest in our business. Our fiscal 2012 plans call for $670 million of expenditures for capital projects, excluding expenditures that may be required for Yoplait S.A.S. On June 28, 2011, our Board of Directors approved a dividend increase to an annual rate of $1.22 per share, a 9 percent increase from the rate paid in fiscal 2011.
As a result of the acquisition of interests in Yoplait entities, we expect to reduce our level of share repurchases in fiscal 2012. We expect that share repurchases will offset normal levels of stock option exercises in fiscal 2012.
Certain terms used throughout this report are defined in a glossary in Item 8 of this report.
FISCAL 2011 CONSOLIDATED RESULTS OF OPERATIONS
In fiscal 2011, net earnings attributable to General Mills was $1,798 million, up 18 percent from $1,530 million in fiscal 2010, and we reported diluted EPS of $2.70 in fiscal 2011, up 20 percent from $2.24 in fiscal 2010. Fiscal 2011 results include gains from the mark-to-market valuation of certain commodity positions and grain inventories versus fiscal 2010 which included losses. Fiscal 2011 results also include the net benefit from the resolution of uncertain tax matters, and fiscal 2010 results include income tax expense related to the enactment of federal health care reform. Diluted EPS excluding these items affecting comparability was $2.48 in fiscal 2011, up 8 percent from $2.30 in fiscal 2010 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).
The components of net sales growth are shown in the following table:
Components of Net Sales Growth

Fiscal 2011
vs. 2010

Contributions from volume growth (a)	1 pt
Net price realization and mix	1 pt
Foreign currency exchange	Flat

Net sales growth	2 pts

(a)	Measured in tons based on the stated weight of our product shipments.
Net sales grew 2 percent in fiscal 2011, due to 1 percentage point of volume growth and 1 percentage point of growth from net price realization and mix. Foreign exchange was flat compared to fiscal 2010.
Cost of sales increased $91 million in fiscal 2011 to $8,927 million. This increase was driven by $157 million higher net input costs and product mix and an $84 million increase attributable to higher volume, partially offset by a $95 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net increase of $7 million in fiscal 2010. In fiscal 2010, we recorded a charge of $48 million resulting from a change in the capitalization threshold for certain equipment parts.
Gross margin grew 3 percent in fiscal 2011 versus fiscal 2010. Gross margin as a percent of net sales increased by 40 basis points from fiscal 2010 to fiscal 2011. These improvements were primarily driven by gains from the mark-to-market valuation of certain commodity positions and grain inventories in fiscal 2011 versus losses in fiscal 2010.
Selling, general and administrative (SG&A) expenses were up $29 million in fiscal 2011 versus fiscal 2010, while SG&A expenses as a percent of net sales remained essentially flat from fiscal 2010 to fiscal 2011. The increase in SG&A expenses was primarily driven by a $69 million increase in corporate pension expense partially offset by a 7 percent decrease in advertising and media expense. In fiscal 2010, the Venezuelan government devalued the bolivar fuerte exchange rate against the U.S. dollar. The $14 million foreign exchange loss resulting from the devaluation was substantially offset by a $13 million recovery against a corporate investment.
During fiscal 2011, we recorded a net divestiture gain of $17 million. We recorded a gain of $14 million related to the sale of a foodservice frozen baked goods product line in our International segment and a gain of $3 million related to the sale of a pie shell product line in our Bakeries and Foodservice segment. There were no divestitures in fiscal 2010.
Interest, net for fiscal 2011 totaled $346 million, $55 million lower than fiscal 2010. The average interest rate on our total outstanding debt was 5.6 percent in fiscal 2011 compared to 6.3 percent in fiscal 2010, generating a $45 million decrease in net interest. Average interest bearing instruments increased $474 million in fiscal 2011, primarily due to more share repurchases than in fiscal 2010, leading to a $30 million increase in net interest. In fiscal 2010, we also recorded a loss of $40 million related to the repurchase of certain notes, which represented the premium paid, the write-off of remaining discount and unamortized fees, and the settlement of related swaps.
Restructuring, impairment, and other exit costs totaled $4 million in fiscal 2011 as follows:

Expense, in Millions

Discontinuation of underperforming product line in our U.S. Retail segment	$1.7
Charges associated with restructuring actions previously announced	2.7

Total	$4.4

In fiscal 2011, we decided to exit an underperforming product line in our U.S. Retail segment. As a result of this decision, we concluded that the future cash flows generated by this product line were insufficient to recover the net book value of the associated long-lived assets. Accordingly, we recorded a non-cash charge of $2 million related to the impairment of the associated long-lived assets. No employees were affected by these actions. In addition, we recorded $3 million of charges associated with restructuring actions previously announced. In fiscal 2011, we paid $6 million in cash related to restructuring actions taken in fiscal 2011 and previous years.
Our consolidated effective tax rate for fiscal 2011 was 29.7 percent compared to 35.0 percent in fiscal 2010. The 5.3 percentage point decrease was primarily due to a $100 million reduction to tax expense recorded in fiscal 2011 related to a settlement with the Internal Revenue Service (IRS) concerning corporate income tax adjustments for fiscal years 2002 to 2008. The adjustments primarily relate to the amount of capital loss, depreciation, and amortization we reported as a result of the sale of noncontrolling interests in our General Mills Cereals, LLC (GMC) subsidiary. Fiscal 2010 income tax expense included a $35 million increase related to the enactment of federal health care reform (the Patient Protection and Affordable Care Act, as amended by Health Care and Education Reconciliation Act of 2010). This legislation changed the tax treatment of subsidies to companies that provide prescription drug benefits that are at least the equivalent of benefits under Medicare Part D (see the “Impact of Inflation” section below for additional discussion of this legislation).
After-tax earnings from joint ventures for fiscal 2011 decreased to $96 million compared to $102 million in fiscal 2010. The decrease is primarily due to higher advertising and media spending and increased service cost allocations, all in CPW. In fiscal 2011, CPW net sales grew by 3 percent due to a 2 percentage point increase in volume and a 1 percentage point increase from favorable foreign exchange. Net price realization and mix was flat compared to fiscal 2010. Net sales for HDJ increased 4 percent from fiscal 2010 primarily due to 9 percentage points of favorable foreign exchange, partially offset by a 5 percentage point decline in net price realization and mix. Volume was flat compared to fiscal 2010.
Average diluted shares outstanding decreased by 18 million in fiscal 2011 from fiscal 2010, due primarily to the repurchase of 32 million shares since the end of fiscal 2010, partially offset by the issuance of shares upon stock option exercises.
FISCAL 2011 CONSOLIDATED BALANCE SHEET ANALYSIS
Cash and cash equivalents decreased $54 million from fiscal 2010, as discussed in the “Liquidity” section below.
Receivables increased $121 million from fiscal 2010 as a result of foreign currency translation effects of $44 million and sales timing shifts. The allowance for doubtful accounts was essentially unchanged from fiscal 2010.
Inventories increased $265 million from fiscal 2010 primarily as a result of increased commodity prices.

Prepaid expenses and other current assets increased $105 million from fiscal 2010, due mainly to increases in derivatives receivable balances.
Land, buildings, and equipment increased $218 million from fiscal 2010, as capital expenditures of $649 million and a foreign currency translation impact of $55 million were partially offset by depreciation expense of $462 million in fiscal 2011.
Goodwill and other intangible assets increased $256 million from fiscal 2010 primarily due to foreign currency translation of $148 million and the acquisitions of the Mountain High yoghurt business and the Pasta Master meals business. We recorded $72 million of goodwill and $45 million of other intangible assets related to these transactions.
Other assets increased $99 million from fiscal 2010, driven mainly by a $126 million increase in our prepaid pension assets and a $121 million increase in our investment and advances to joint ventures, partially offset by a decrease of $117 million in non-current interest rate derivatives receivable.
Accounts payable increased $146 million to $995 million in fiscal 2011, primarily due to shifts in timing of payments.
Long-term debt, including current portion, and notes payable increased $459 million from fiscal 2010 primarily due to the issuance of $1.2 billion of long-term debt in fiscal 2011, partially offset by a $739 million decrease in notes payable.
The current and noncurrent portions of net deferred income taxes liability increased $268 million from fiscal 2010 due to contributions to our defined benefit pension plans and book versus tax depreciation differences.
Other current liabilities decreased $441 million from fiscal 2010, primarily driven by decreases in accrued taxes of $360 million and a $136 million decrease in consumer marketing accruals.
Other liabilities decreased $386 million from fiscal 2010, driven by a decrease of $175 million in pension and postretirement liabilities, a decrease of $158 million in non-current derivatives payable, and a decrease of $43 million in non-current accrued taxes payable.
Retained earnings increased $1,069 million from fiscal 2010, reflecting fiscal 2011 net earnings of $1,798 million less dividends paid of $729 million. Treasury stock increased $595 million from fiscal 2010, due to $1,164 million of share repurchases, partially offset by $568 million related to stock-based compensation plans. Additional paid in capital increased $13 million from fiscal 2010, due to stock compensation plan activity. Accumulated other comprehensive loss (AOCI) decreased by $476 million after-tax from fiscal 2010, primarily driven by foreign currency translation of $358 million and pension and postemployment activity of $128 million.
FISCAL 2010 CONSOLIDATED RESULTS OF OPERATIONS
Net earnings attributable to General Mills were $1,530 million in fiscal 2010, up 17 percent from $1,304 million in fiscal 2009, and we reported diluted EPS of $2.24 in fiscal 2010, up 18 percent from $1.90 in fiscal 2009. Fiscal 2010 and 2009 results include losses from the mark-to-market valuation of certain commodity positions and grain inventories. Fiscal 2010 results also include income tax expense related to the enactment of federal health care reform, and the fiscal 2009 results include a net divestiture gain, income from a settlement with an insurance carrier, and the impact of a court decision on an uncertain tax matter. Diluted EPS excluding these items affecting comparability was $2.30 in fiscal 2010, up 16 percent from $1.99 in fiscal 2009 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).
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
Cost of sales decreased $546 million in fiscal 2010 to $8,835 million. This decrease was mainly driven by favorable mix, HMM initiatives, and lower input costs. In fiscal 2010, we recorded a $7 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net increase of $119 million in fiscal 2009. In fiscal 2010, we recorded a charge of $48 million resulting from a change in the capitalization threshold for certain equipment parts, enabled by an upgrade to our parts management system.
Gross margin grew 12 percent in fiscal 2010 versus fiscal 2009. Gross margin as a percent of net sales increased by 400 basis points from fiscal 2009 to fiscal 2010. These improvements were driven by favorable mix, HMM initiatives and lower input costs.
Selling, general and administrative (SG&A) expenses were up $270 million in fiscal 2010 versus fiscal 2009. SG&A expenses as a percent of net sales in fiscal 2010 increased by 2 percentage points compared to fiscal 2009. The increase in SG&A expenses was primarily driven by a 24 percent increase in advertising and media expense. In fiscal 2010, the Venezuelan government devalued the bolivar fuerte exchange rate against the U.S. dollar. The effect of the devaluation was a $14 million foreign exchange loss. Also in fiscal 2010, we recorded a $13 million recovery against a corporate investment compared to write downs of $35 million related to various corporate investments in fiscal 2009. In fiscal 2009, we recorded a $41 million gain from a settlement with the insurance carrier covering the loss of our La Salteña pasta manufacturing facility in Argentina, which was destroyed by fire in fiscal 2008.
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
Interest, net for fiscal 2010 totaled $402 million, $19 million higher than fiscal 2009. Average interest-bearing instruments decreased $1.0 billion in fiscal 2010, leading to a $58 million decrease in net interest, while average interest rates increased 60 basis points generating a $37 million increase in net interest. The average interest rate on our total outstanding debt was 6.3 percent in fiscal 2010 compared to 5.7 percent in fiscal 2009. In fiscal 2010, we also recorded a loss of $40 million related to the repurchase of certain notes, which represented the premium paid, the write-off of remaining discount and unamortized fees, and the settlement of related swaps.
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

In fiscal 2010, we decided to exit our kids’ refrigerated yogurt beverage product line at our Murfreesboro, Tennessee plant and our microwave soup product line at our Vineland, New Jersey plant to rationalize capacity for more profitable items. Our decisions to exit these U.S. Retail segment products resulted in a $24 million non-cash charge against the related long-lived assets. No employees were affected by these actions. We recognized $2 million of other exit costs and completed these actions in fiscal 2011. We also decided to exit our breadcrumb product line at our Federalsburg, Maryland plant in our Bakeries and Foodservice segment. As a result of this decision, we concluded that the future cash flows generated by these products were insufficient to recover the net book value of the associated long-lived assets. Accordingly, we recorded a non-cash charge of $6 million primarily related to the impairment of these long-lived assets and in the fourth quarter of fiscal 2010, we sold our manufacturing facility in Federalsburg for $3 million. In fiscal 2010, we also recorded a $1 million net gain on the sale of our previously closed Contagem, Brazil bread and pasta plant for cash proceeds of $6 million, and recorded $2 million of costs related to previously announced restructuring actions. In fiscal 2010, we paid $8 million in cash related to restructuring actions taken in fiscal 2010 and previous years.
Our consolidated effective tax rate for fiscal 2010 was 35.0 percent compared to 37.1 percent in fiscal 2009. The 2.1 percentage point decrease primarily reflects an unfavorable court decision in fiscal 2009 on an uncertain tax matter, which increased fiscal 2009 income tax expense by $53 million. In addition, fiscal 2009 included $15 million of tax expense related to nondeductible goodwill write-offs associated with divestitures. Fiscal 2010 income tax expense included a $35 million increase related to the enactment of federal health care reform. This legislation changed the tax treatment of subsidies to companies that provide prescription drug benefits that are at least the equivalent of benefits under Medicare Part D (see the “Impact of Inflation” section below for additional discussion of this legislation). The fiscal 2010 tax rate also included increased benefits from the domestic manufacturing deduction.
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
The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal years 2011, 2010, and 2009:

	Fiscal Year
	2011		2010		2009
		Percent of		Percent of		Percent of
In Millions	Dollars	Total	Dollars	Total	Dollars	Total
Net Sales
U.S. Retail	$10,163.9	69%	$10,209.8	70%	$9,973.6	68%
International	2,875.5	19	2,684.9	18	2,571.8	18
Bakeries and Foodservice	1,840.8	12	1,740.9	12	2,010.4	14

Total	$14,880.2	100%	$14,635.6	100%	$14,555.8	100%

Segment Operating Profit
U.S. Retail	$2,347.9	80%	$2,385.2	84%	$2,206.6	84%
International	291.4	10	192.1	7	239.2	9
Bakeries and Foodservice	306.3	10	263.2	9	178.4	7

Total	$2,945.6	100%	$2,840.5	100%	$2,624.2	100%

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

Components of net sales growth are shown in the following table:
Components of U.S. Retail Net Sales Growth

	Fiscal 2011	Fiscal 2010
	vs. 2010	vs. 2009

Contributions from volume growth (a)	Flat	1 pt
Net price realization and mix	Flat	1 pt

Net sales growth	Flat	2 pts

(a)	Measured in tons based on the stated weight of our product shipments.
In fiscal 2011, net sales for our U.S. Retail segment were $10.2 billion, flat compared to fiscal 2010. Volume on a tonnage basis and net price realization and mix were both flat compared to fiscal 2011.
Net sales for this segment totaled $10.2 billion in fiscal 2010 and $10.0 billion in fiscal 2009. Net price realization and mix added 1 percentage point of growth and volume on a tonnage basis contributed 1 percentage point of growth including a loss of 2 percentage points from an additional week in fiscal 2009.
Net sales for our U.S. retail divisions are shown in the tables below:
U.S. Retail Net Sales by Division

	Fiscal Year
	2011	2010	2009

Big G	$2,293.6	$2,351.3	$2,231.9
Meals	2,131.8	2,146.0	2,139.6
Pillsbury	1,823.9	1,858.2	1,851.9
Yoplait	1,499.0	1,491.2	1,471.0
Snacks	1,378.3	1,315.8	1,237.7
Baking Products	808.6	845.2	842.6
Small Planet Foods and other	228.7	202.1	198.9

Total	$10,163.9	$10,209.8	$9,973.6

U.S. Retail Net Sales Percentage Change by Division

	Fiscal 2011	Fiscal 2010
	vs. 2010	vs. 2009

Big G	(2)%	5%
Meals	(1)	Flat
Pillsbury	(2)	Flat
Yoplait	1	1
Snacks	5	6
Baking Products	(4)	Flat
Small Planet Foods	13	3

Total	Flat	2%

In fiscal 2011, net sales for Big G cereals declined 2 percent from last year which included Chocolate Cheerios and Wheaties Fuel introductory volume. Meals division net sales decreased 1 percent as Helper dinner mixes and Green Giant canned vegetables declines were partially offset by growth in Old El Paso Mexican products, Progresso ready-to-serve soups and Wanchai Ferry and Macaroni Grill frozen entrees. Pillsbury net sales declined 2 percent due to sales declines in Totino’s pizza. Net sales for Yoplait grew 1 percent including the acquisition of the Mountain High yoghurt business. Snacks net sales grew 5 percent, driven by Nature Valley and Fiber One grain snack bars. Net sales for Baking Products declined 4 percent. Small Planet Food’s net sales were up 13 percent driven by double-digit growth for Lärabar fruit and nut energy bars.
In fiscal 2010, net sales for Big G cereals grew 5 percent driven by Multigrain Cheerios, Cinnamon Toast Crunch, and Fiber One cereals and introductory sales of Chocolate Cheerios and Wheaties Fuel. Meals division net sales were flat, as gains from Green Giant frozen vegetables and Old El Paso Mexican products were offset by lower sales of Progresso ready-to-serve soups. Pillsbury net sales were flat, including gains on Totino’s pizza and Pizza Rolls snacks and Pillsbury Toaster Strudel pastries offset by lower sales for Pillsbury refrigerated baked goods. Net sales for Yoplait grew 1 percent, led by introductory sales from Yoplait Delights and Yoplait Greek style yogurt. Snacks net sales grew 6 percent, driven by Fiber One bars, Nature Valley grain snacks and several fruit snack varieties. Net sales for Baking Products were flat. Small Planet Food’s net sales were up 3 percent, reflecting performance of Cascadian Farm cereal and granola bars and Lärabar fruit and nut energy bars.
Segment operating profit of $2.3 billion in fiscal 2011 declined $37 million, or 2 percent, from fiscal 2010. The decrease was primarily driven by unfavorable supply chain costs of $81 million, partially offset by a 9 percent reduction in advertising and media expense.
Segment operating profit of $2.4 billion in fiscal 2010 improved $179 million, or 8 percent, over fiscal 2009. The increase was primarily driven by favorable supply chain costs of $238 million, net price realization and mix of $106 million, and volume growth of $54 million, partially offset by a 22 percent increase in advertising and media expense and higher administrative costs.
INTERNATIONAL SEGMENT
In Canada, our major product categories are ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, and grain and fruit snacks. In markets outside North America, our product categories include super-premium ice cream and frozen desserts, refrigerated yogurt, grain snacks, shelf stable and frozen vegetables, refrigerated and frozen dough products, and dry dinners. Our International segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities are reported in the region or country where the end customer is located.
Components of net sales growth are shown in the following table:
Components of International Net Sales Growth

	Fiscal 2011	Fiscal 2010
	vs. 2010	vs. 2009

Contributions from volume growth (a)	6 pts	Flat
Net price realization and mix	1 pt	3 pts
Foreign currency exchange	Flat	1 pt

Net sales growth	7 pts	4 pts

(a)	Measured in tons based on the stated weight of our product shipments.
In fiscal 2011, net sales for our International segment were $2,876 million, up 7 percent from fiscal 2010. This growth was driven by 6 percentage points of contributions from volume and 1 percentage point from net price realization and mix. Foreign currency exchange was flat compared to fiscal 2010.
Net sales totaled $2,685 million in fiscal 2010, up 4 percent from $2,572 million in fiscal 2009. The growth in fiscal 2010 was driven by 3 percentage points from net price realization and mix and 1 percentage point of favorable foreign currency exchange. Pound volume was flat, reflecting a 2 percentage point reduction from divested product lines.
Net sales for our International segment by geographic region are shown in the following tables:
International Net Sales by Geographic Region

	Fiscal Year
	2011	2010	2009

Europe	$905.5	$859.6	$849.1
Canada	769.9	709.9	645.9
Asia/Pacific	822.9	720.0	634.5
Latin America	377.2	395.4	442.3

Total	$2,875.5	$2,684.9	$2,571.8

International Change in Net Sales by Geographic Region

	Fiscal 2011	Fiscal 2010
	vs. 2010	vs. 2009

Europe	5%	1%
Canada	8	10
Asia/Pacific	14	13
Latin America	(5)	(11)

Total	7%	4%

In fiscal 2011, net sales in Europe grew 5 percent driven by growth in Häagen Dazs and Nature Valley in the United Kingdom, and Old El Paso in France and Switzerland, partially offset by unfavorable foreign exchange. Net sales in Canada increased 8 percent due to favorable foreign exchange and growth in ready to eat cereals. In the Asia/Pacific region, net sales grew 14 percent driven by growth of Häagen-Dazs and Wanchai Ferry brands in China, and atta flour in India. Latin America net sales decreased 5 percent driven by unfavorable foreign exchange primarily related to the 2010 devaluation of the Venezuelan currency, partially offset by Diablitos growth in Venezuela and La Salteña growth in Argentina.
In fiscal 2010, net sales in Europe increased by 1 percent, driven by growth in Nature Valley and Old El Paso partially offset by unfavorable foreign currency exchange. Net sales in Canada increased 10 percent due to favorable foreign currency exchange and growth from cereal and Old El Paso. In the Asia/Pacific region, net sales grew 13 percent due to growth from Häagen-Dazs shops and Wanchai Ferry products in China. Latin America net sales decreased 11 percent due to unfavorable foreign currency exchange, partially offset by net price realization.
Segment operating profit for fiscal 2011 grew 52 percent to $291 million from $192 million in fiscal 2010, primarily driven by volume growth and favorable foreign currency exchange. In fiscal 2010, we incurred a $14 million foreign exchange loss on the revaluation of non-bolivar fuerte monetary balances in Venezuela.
Segment operating profit for fiscal 2010 declined 20 percent to $192 million, from $239 million in fiscal 2009, reflecting unfavorable foreign currency effects and a 31 percent increase in advertising and media expense, partially offset by favorable net price realization.
In January 2010, the Venezuelan government devalued the bolivar fuerte by resetting the official exchange rate. The effect of the devaluation was a $14 million foreign exchange loss in fiscal 2010, primarily on the revaluation of non- bolivar fuerte monetary balances in Venezuela. We continue to use the official exchange rate to remeasure the financial statements of our Venezuelan operations, as we intend to remit dividends solely through the government-operated Foreign Exchange Administration Board (CADIVI). The devaluation of the bolivar fuerte also reduced the U.S. dollar equivalent of our Venezuelan results of operations and financial condition, but this did not have a material impact on our results. During fiscal 2010, Venezuela became a highly inflationary economy, which did not have a material impact on our results in fiscal 2011 or 2010.
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
Components of net sales growth are shown in the following table:
Components of Bakeries and Foodservice Net Sales Growth

	Fiscal 2011	Fiscal 2010
	vs. 2010	vs. 2009

Contributions from volume growth (a)	Flat	-8 pts
Net price realization and mix	6 pts	-5 pts
Foreign currency exchange	Flat	Flat

Net sales growth	6 pts	-13 pt

(a)	Measured in tons based on the stated weight of our product shipments.

For fiscal 2011, net sales for our Bakeries and Foodservice segment increased 6 percent to $1,841 million. The increase in fiscal 2011 was driven by an increase in net price realization and mix of 6 percentage points, primarily from prices indexed to commodity markets. Contributions from volume were flat, including a 2 percentage point decline from a divested product line.
For fiscal 2010, net sales for our Bakeries and Foodservice segment decreased 13 percent to $1,741 million. The decrease in fiscal 2010 was driven by 8 percentage points from volume declines, including 8 percentage points from divested product lines and a loss of 2 percentage points from an additional week in fiscal 2009. Net price realization and mix decreased 5 percentage points, primarily from prices indexed to commodity markets.
Net sales for our Bakeries and Foodservice segment by customer channel is shown in the following tables:
Bakeries and Foodservice Net Sales by Customer Channel

	Fiscal Year
	2011	2010	2009

Foodservice Distributors	$557.3	$543.3	$558.1
Convenience Stores	225.6	202.8	190.4
Bakeries and National Restaurant Accounts	1,057.9	994.8	1,261.9

Total	$1,840.8	$1,740.9	$2,010.4

Bakeries and Foodservice Net Sales Percentage Change by Customer Channel

	Fiscal 2011	Fiscal 2010
	vs. 2010	vs. 2009

Foodservice Distributors	3%	(3)%
Convenience Stores	11	7
Bakeries and National Restaurant Accounts	6	(21)

Total	6%	(13)%

In fiscal 2011, segment operating profit was $306 million, up from $263 million in fiscal 2010. The increase was primarily driven by net price realization and mix and increased grain merchandising earnings, partially offset by higher input costs.
Segment operating profit was $263 million in fiscal 2010, up from $178 million in fiscal 2009. The increase was due to lower input costs, plant operating performance, and increased grain merchandising earnings.
UNALLOCATED CORPORATE ITEMS
Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance. This includes gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments in accordance with our policy as discussed in Note 2 of the Consolidated Financial Statements in Item 8 of this report.
For fiscal 2011, unallocated corporate expense totaled $184 million compared to $203 million last year. In fiscal 2011 we recorded a $95 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $7 million net increase in expense last year. This was partially offset by a $69 million increase in corporate pension expense in fiscal 2011. In fiscal 2010, we recorded a $13 million recovery against a corporate investment.
Unallocated corporate expense totaled $203 million in fiscal 2010 compared to $342 million in fiscal 2009. In fiscal 2010, we recorded a $7 million net increase in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $119 million net increase in expense in fiscal 2009. Also in fiscal 2010, we recorded a $13 million recovery against a corporate investment compared to $35 million of write-downs against various investments in fiscal 2009. In fiscal 2009, we recognized a $41 million gain from an insurance settlement.
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
Our share of after-tax joint venture earnings decreased from $102 million in fiscal 2010 to $96 million in fiscal 2011 primarily due to higher advertising and media spending and increased service cost allocations, all in CPW.
Our share of after-tax joint venture earnings increased from $92 million in fiscal 2009 to $102 million in fiscal 2010. The increase is mainly due to lower fiscal 2009 earnings which were reduced by a $6 million deferred income tax valuation allowance.
The change in net sales for each joint venture is set forth in the following table:
Joint Venture Change in Net Sales

	Fiscal 2011	Fiscal 2010
	vs. 2010	vs. 2009

CPW	3%	6%
HDJ	4	(4)

Joint Ventures	4%	4%

For fiscal 2011, CPW net sales grew by 3 percent due to a 2 percentage point increase in volume and 1 percentage point from favorable foreign exchange. Net price realization and mix was flat compared to fiscal 2010. Net sales for HDJ increased 4 percent from fiscal 2010 primarily due to 9 percentage points of favorable foreign exchange, partially offset by a 5 percentage point decline in net price realization and mix. Volume was flat compared to fiscal 2010.
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
Selected cash flows from our joint ventures are set forth in the following table:
Selected Cash Flows from Joint Ventures

	Fiscal Year
Inflow (Outflow), in Millions	2011	2010	2009

Advances to joint ventures, net	$(1.8)	$(128.1)	$8.2
Dividends received	72.7	88.0	68.5

IMPACT OF INFLATION
We have experienced significant input cost volatility since fiscal 2006. Our gross margin performance in fiscal 2011 reflects the impact of input cost inflation, primarily on commodities inputs. We expect the cost of commodities and energy to increase at a higher rate in fiscal 2012. We attempt to minimize the effects of inflation through planning and operating practices. Our risk management practices are discussed in Item 7A of this report.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act) was signed into law in March 2010. The Act codifies health care reforms with staggered effective dates from 2010 to 2018. Many provisions in the Act require the issuance of additional guidance from various government agencies. Because the Act does not take effect fully until future years, the Act did not have a material impact on our fiscal 2011 or 2010 results of operations. Given the complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, the full impact of the Act on future periods will not be known until those regulations are adopted.
LIQUIDITY
The primary source of our liquidity is cash flow from operations. Over the most recent three-year period, our operations have generated $5.5 billion in cash. A substantial portion of this operating cash flow has been returned to stockholders through share repurchases and dividends. We also use this source of liquidity to fund our capital expenditures. We typically use a combination of cash, notes payable, and long-term debt to finance acquisitions and major capital expansions.
Cash Flows from Operations

	Fiscal Year
In Millions	2011	2010	2009

Net earnings, including earnings attributable to noncontrolling interests	$1,803.5	$1,535.0	$1,313.7
Depreciation and amortization	472.6	457.1	453.6
After-tax earnings from joint ventures	(96.4)	(101.7)	(91.9)
Stock-based compensation	105.3	107.3	117.7
Deferred income taxes	205.3	22.3	215.8
Tax benefit on exercised options	(106.2)	(114.0)	(89.1)
Distributions of earnings from joint ventures	72.7	88.0	68.5
Pension and other postretirement benefit plan contributions	(220.8)	(17.2)	(220.3)
Pension and other postretirement benefit plan (income) expense	73.6	(37.9)	(27.5)
Divestitures (gain), net	(17.4)	—	(84.9)
Gain on insurance settlement	—	—	(41.3)
Restructuring, impairment, and other exit costs (income)	(1.3)	23.4	31.3
Changes in current assets and liabilities	(720.9)	143.4	176.9
Other, net	(43.2)	75.5	5.7

Net cash provided by operating activities	$1,526.8	$2,181.2	$1,828.2

In fiscal 2011, our operations generated $1.5 billion of cash compared to $2.2 billion in fiscal 2010. The $654 million decrease primarily reflects an $864 million increased use of cash for net current assets and liabilities and a $200 million voluntary contribution to our principal domestic pension plans, partially offset by the $268 million increase in net earnings and a $183 million change in deferred income taxes primarily related to our pension plan contribution and a change in tax legislation related to depreciation deductions.
The increased use of cash for net current assets and liabilities reflects lower other current liabilities, primarily reflecting changes in the timing of marketing activities and related accruals and a payment of $385 million in fiscal 2011 related to our IRS settlement as described in Note 14 to the Consolidated Financial Statements in Item 8 of this report. In addition, inventories used $223 million more cash in fiscal 2011 reflecting increased input costs.
We strive to grow core working capital at or below our growth in net sales. For fiscal 2011, core working capital increased 16 percent, compared to net sales growth of 2 percent, reflecting cost inflation and higher inventories. In fiscal 2010, core working capital increased 3 percent, compared to net sales growth of 1 percent, and in fiscal 2009, core working capital declined 1 percent, compared to net sales growth of 7 percent.
In fiscal 2010, our operations generated $2.2 billion of cash compared to $1.8 billion in fiscal 2009, primarily reflecting the $221 million increase in net earnings, including earnings attributable to noncontrolling interests.
Cash Flows from Investing Activities

	Fiscal Year
In Millions	2011	2010	2009

Purchases of land, buildings, and equipment	$(648.8)	$(649.9)	$(562.6)
Acquisitions	(123.3)	—	—
Investments in affiliates, net	(1.8)	(130.7)	5.9
Proceeds from disposal of land, buildings, and equipment	4.1	7.4	4.1
Proceeds from divestitures of product lines	34.4	—	244.7
Proceeds from insurance settlement	—	—	41.3
Other, net	20.3	52.0	(22.3)

Net cash used by investing activities	$(715.1)	$(721.2)	$(288.9)

In fiscal 2011, cash used by investing activities decreased by $6 million from fiscal 2010. The decreased use of cash reflects $25 million of proceeds from the divestiture of a foodservice frozen baked goods product line in our International segment and $9 million of proceeds from the sale of a pie shell product line in our Bakeries and Foodservice segment in fiscal 2011. In addition, in fiscal

2011, we paid $85 million for the acquisition of the Mountain High yoghurt business for our U.S. Retail segment and $38 million for the acquisition of the Pasta Master meals business in Australia for our International segment. We also invested $131 million in affiliates in fiscal 2010, mainly our CPW joint venture, to repay local borrowings.
In fiscal 2010, cash used by investing activities increased by $432 million from fiscal 2009 primarily due to $245 million of proceeds from the sale of certain product lines in fiscal 2009 and $41 million of insurance proceeds received in fiscal 2009 from the settlement with the insurance carrier covering the loss at our La Salteña pasta manufacturing facility in Argentina. We also invested $131 million in affiliates in fiscal 2010.
We expect capital expenditures to increase to approximately $670 million in fiscal 2012, excluding any expenditures required to support Yoplait S.A.S. These expenditures support initiatives that are expected to: increase manufacturing capacity for grain snacks; continue HMM initiatives throughout the supply chain; expand International production capacity for Bugles, Nature Valley bars and Häagen-Dazs products; and integrate fiscal 2011 acquisitions.
Cash Flows from Financing Activities

	Fiscal Year
In Millions	2011	2010	2009

Change in notes payable	$(742.6)	$235.8	$(1,390.5)
Issuance of long-term debt	1,200.0	—	1,850.0
Payment of long-term debt	(7.4)	(906.9)	(370.3)
Proceeds from common stock issued on exercised options	410.4	388.8	305.2
Tax benefit on exercised options	106.2	114.0	89.1
Purchases of common stock for treasury	(1,163.5)	(691.8)	(1,296.4)
Dividends paid	(729.4)	(643.7)	(579.5)
Other, net	(10.3)	—	(12.1)

Net cash used by financing activities	$(936.6)	$(1,503.8)	$(1,404.5)

Net cash used by financing activities decreased by $567 million in fiscal 2011.
In May 2011, we issued $300 million aggregate principal amount of 1.55 percent fixed-rate notes and $400 million aggregate principal amount of floating-rate notes, both due May 16, 2014. The proceeds of these notes were used to repay a portion of our outstanding commercial paper. The floating-rate notes bear interest equal to three-month LIBOR plus 35 basis points, subject to quarterly reset. Interest on the floating-rate notes is payable quarterly in arrears. Interest on the fixed-rate notes is payable semi-annually in arrears. The fixed-rate notes may be redeemed at our option at any time for a specified make whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.
In June 2010, we issued $500 million aggregate principal amount of 5.4 percent notes due 2040. The proceeds of these notes were used to repay a portion of our outstanding commercial paper. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time for a specified make whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.
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
During fiscal 2011, we repurchased 32 million shares of our common stock for an aggregate purchase price of $1,164 million. During fiscal 2010, we repurchased 21 million shares of our common stock for an aggregate purchase price of $692 million. During fiscal 2009, we repurchased 40 million shares of our common stock for an aggregate purchase price of $1,296 million. On June 28, 2010, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock. Purchases under the authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no specified termination date.

Dividends paid in fiscal 2011 totaled $729 million, or $1.12 per share, a 17 percent per share increase from fiscal 2010. Dividends paid in fiscal 2010 totaled $644 million, or $0.96 per share, a 12 percent per share increase from fiscal 2009 dividends of $0.86 per share. On June 28, 2011, our Board of Directors approved a dividend increase to an annual rate of $1.22 per share, a 9 percent increase from the rate paid in fiscal 2011.
CAPITAL RESOURCES
Total capital consisted of the following:

	May 29,	May 30,
In Millions	2011	2010

Notes payable	$311.3	$1,050.1
Current portion of long-term debt	1,031.3	107.3
Long-term debt	5,542.5	5,268.5

Total debt	6,885.1	6,425.9
Noncontrolling interests	246.7	245.1
Stockholders’ equity	6,365.5	5,402.9

Total capital	$13,497.3	$12,073.9

The increase in total capital from fiscal 2010 to fiscal 2011 was primarily due to net earnings attributable to General Mills of $1.8 billion and an increase in current and long-term debt, partially offset by a decrease in notes payable.
The following table details the fee-paid committed and uncommitted credit lines we had available as of May 29, 2011:

In Billions	Amount

Credit facility expiring:
October 2012	$1.8
October 2013	1.1

Total committed credit facilities	2.9
Uncommitted credit facilities	0.3

Total committed and uncommitted credit facilities	$3.2

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2013. We also have $312 million in uncommitted credit lines that support our foreign operations. As of May 29, 2011, there were no amounts outstanding on the fee-paid committed credit lines and $119 million was drawn on the uncommitted lines. The credit facilities contain several covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5.
Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of May 29, 2011, we were in compliance with all of these covenants.
On July 1, 2011, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. for an aggregate purchase price of $1.2 billion. Yoplait S.A.S. operates yogurt businesses in several countries, including France and the United Kingdom, and oversees franchise relationships around the world. Yoplait Marques S.A.S. holds the worldwide rights to Yoplait and related trademarks. We financed this transaction using cash available in our foreign subsidiaries and commercial paper.
We have $1,031 million of long-term debt maturing in the next 12 months that is classified as current, primarily $1,020 million of 6.0 percent notes which mature on February 15, 2012. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
As of May 29, 2011, our total debt, including the impact of derivative instruments designated as hedges, was 77 percent in fixed-rate and 23 percent in floating-rate instruments, compared to 75 percent in fixed-rate and 25 percent in floating-rate instruments on May 30, 2010. The change in the fixed-rate and floating-rate percentages was driven by the issuance of $500 million aggregate principal amount of fixed rate debt and a decrease in notes payable in fiscal 2011.

We have an effective shelf registration statement on file with the SEC covering the sale of debt securities. The shelf registration statement will expire in December 2011.
Growth in return on average total capital is one of our key performance measures (see the “Non-GAAP Measures” section below for our discussion of this measure, which is not defined by GAAP). Return on average total capital decreased from 13.8 percent in fiscal 2010 to 13.7 percent in fiscal 2011 primarily reflecting higher working capital. We also believe that the ratio of fixed charge coverage and the ratio of operating cash flow to debt are important measures of our financial strength. Our fixed charge coverage ratio in fiscal 2011 was 7.03 compared to 6.42 in fiscal 2010. The measure increased from fiscal 2010 as earnings before income taxes and after-tax earnings from joint ventures increased by $224 million and fixed charges decreased by $9 million, driven mainly by lower interest expense. Our operating cash flow to debt ratio decreased 11.7 percentage points to 22.2 percent in fiscal 2011, driven by a decrease in cash flows from operations and an increase in our year-end debt balance.
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
The holder of the Class A Interests may initiate a liquidation of GMC under certain circumstances, including, without limitation, the bankruptcy of GMC or its subsidiaries, GMC’s failure to deliver the preferred distributions on the Class A Interests, GMC’s failure to comply with portfolio requirements, breaches of certain covenants, lowering of our senior debt rating below either Baa3 by Moody’s or BBB- by Standard & Poor’s, and a failed attempt to remarket the Class A Interests as a result of GMC’s failure to assist in such remarketing. In the event of a liquidation of GMC, each member of GMC will receive the amount of its then current capital account balance. The managing member may avoid liquidation by exercising its option to purchase the Class A Interests.
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
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
As of May 29, 2011, we have issued guarantees and comfort letters of $591 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $341 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $261 million as of May 29, 2011.
As of May 29, 2011, we had invested in six variable interest entities (VIEs). We determined whether or not we were the primary beneficiary (PB) of each VIE using a qualitative assessment that considered the VIE’s purpose and design, the involvement of each of the interest holders, and the risks and benefits of the VIE. We have an interest in a contract manufacturer at our former facility in Geneva, Illinois. We are the PB and have consolidated this entity. This entity had property and equipment with a carrying value of $14 million and long-term debt of $15 million as of May 29, 2011. The liabilities recognized as a result of consolidating this entity do not represent additional claims on our general assets. The remaining five VIEs, two of which we are not the PB, are not material to our results of operations, financial condition, or liquidity as of and for the year ended May 29, 2011. We have provided minimal financial or other support to VIEs during the current period and there are no arrangements related to VIEs that would require us to provide significant financial support in the future.
Our defined benefit plans in the United States are subject to the requirements of the Pension Protection Act (PPA). The PPA revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. Most of these provisions were applicable to our domestic defined benefit pension plans in fiscal 2011 on a phased-in basis. The PPA may ultimately require us to make additional contributions to our domestic plans. We did not make a contribution to our principal defined benefit pension plans in fiscal 2010. We made $200 million of voluntary contributions to our principal domestic plans in fiscal 2011. We do not expect to be required to make any contributions in fiscal 2012. Actual fiscal 2012 contributions could exceed our current projections, and may be influenced by our decision to undertake discretionary funding of our benefit trusts or by changes in regulatory requirements. Additionally, our projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and our future decisions regarding certain elective provisions of the PPA.

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments Due by Fiscal Year
					2017 and
In Millions	Total	2012	2013 - 14	2015 - 16	Thereafter

Long-term debt (a)	$6,565.1	$1,030.1	$2,134.8	$750.1	$2,650.1
Accrued interest	114.0	114.0	—	—	—
Operating leases (b)	261.4	74.4	88.9	48.7	49.4
Capital leases	5.9	2.2	2.7	0.8	0.2
Purchase obligations (c)	2,791.4	2,457.6	193.9	74.8	65.1

Total contractual obligations	9,737.8	3,678.3	2,420.3	874.4	2,764.8
Other long-term obligations (d)	1,731.1	—	—	—	—

Total long-term obligations	$11,468.9	$3,678.3	$2,420.3	$874.4	$2,764.8

(a)	Amounts represent the expected cash payments of our long-term debt and do not include $3 million for domestic capital leases or $6 million for net unamortized bond premiums and discounts and fair value adjustments.
(b)	Operating leases represents the minimum rental commitments under non-cancelable operating leases.
(c)	The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer marketing spending commitments that support our brands. For purposes of this table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities are excluded from the table above.
(d)	The fair value of our interest rate, foreign exchange and grain derivative contracts with a payable position to the counterparty was $86 million as of May 29, 2011, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations mainly consist of liabilities for accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement, and postemployment plans, and miscellaneous liabilities. We expect to pay $18 million of benefits from our unfunded postemployment benefit plans and $10 million of deferred compensation in fiscal 2012. We are unable to reliably estimate the amount of these payments beyond fiscal 2012. As of May 29, 2011, our total liability for uncertain tax positions and the associated accrued interest and penalties was $280 million.
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
Promotional Expenditures
Our promotional activities are conducted through our customers and directly or indirectly with end consumers. These activities include: payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays; discounts to our list prices to lower retail shelf prices; payments to gain distribution of new products; coupons, contests, and other incentives; and media and advertising expenditures. The media and advertising expenditures are generally recognized as expense when the advertisement airs. The cost of payments to customers and other consumer-related activities are recognized as the related revenue is recorded, which generally precedes the actual cash expenditure. The recognition of these costs requires estimation of customer participation and performance levels. These estimates are made based on the forecasted customer sales, the timing and forecasted costs of promotional activities, and other factors. Differences between estimated expenses and actual costs are normally insignificant and are recognized as a change in management estimate in a subsequent period. Our accrued trade, coupon, and consumer marketing liabilities were $463 million as of May 29, 2011, and $555 million as of May 30, 2010. Because our total promotional expenditures (including amounts classified as a reduction of revenues) are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a material effect on our results of operations.
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
Intangible Assets
Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. We performed our fiscal 2011 assessment as of November 29, 2010 and determined there was no impairment of goodwill for any of our reporting units as their related fair values were substantially in excess of their carrying values.
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
Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso, and Häagen-Dazs brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2011 assessment of our brand intangibles as of November 29, 2010. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the brands; and a discount rate. As of our assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values.
As of May 29, 2011, we had $10.5 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in significant impairment losses and amortization expense.
In addition, we assess our investments in our joint ventures if we have reason to believe an impairment may have occurred including, but not limited to, ongoing operating losses, projected decreases in earnings, increases in the weighted average cost of capital or significant business disruptions. The significant assumptions used to estimate fair value include revenue growth and profitability, royalty rates, capital spending, depreciation and taxes, foreign currency exchange rates and a discount rate. By their nature, these projections and assumptions are uncertain. If we were to determine the current fair value of our investment was less than the carrying value of the investment, then we would assess if the shortfall was of a temporary or permanent nature and write down the investment to its fair value if we concluded the impairment is other than temporary.
After the earthquakes and tsunami in Japan in March 2011, we assessed the fair value of our investment in HDJ and determined that it exceeded the carrying value by approximately 5 percent. As of May 29, 2011, the carrying value of HDJ consisted of our investment of $61 million and goodwill of $524 million. Sustained declines in business results or an increase in the weighted average cost of capital may adversely affect the fair value of our investment in HDJ, and could result in a future impairment to our investment.
Stock-based Compensation
The valuation of stock options is a significant accounting estimate that requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate.
We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. If all other assumptions are held constant, a one percentage point increase in our fiscal 2011 volatility assumption would increase the grant-date fair value of our fiscal 2011 option awards by 5 percent.

Our expected term represents the period of time that options granted are expected to be outstanding based on historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees have similar historical exercise behavior and therefore were aggregated into a single pool for valuation purposes. The weighted-average expected term for all employee groups is presented in the table below. An increase in the expected term by 1 year, leaving all other assumptions constant, would change the grant date fair value by 16 percent.
The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant.
The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2011	2010	2009

Estimated fair values of stock options granted	$4.12	$3.20	$4.70
Assumptions:
Risk-free interest rate	2.9%	3.7%	4.4%
Expected term	8.5 years	8.5 years	8.5 years
Expected volatility	18.5%	18.9%	16.1%
Dividend yield	3.0%	3.4%	2.7%

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
We are subject to federal income taxes in the United States as well as various state, local, and foreign jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our liabilities for income taxes reflect the most likely outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash.
The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. The IRS has completed its review of our federal income tax returns for fiscal years 2008 and prior and has proposed adjustments related to the amount of research and development tax credits claimed. We have appealed these proposed adjustments.
During fiscal 2011, we reached a settlement with the IRS concerning certain corporate income tax adjustments for fiscal years 2002 to

2008. The adjustments primarily relate to the amount of capital loss, depreciation, and amortization we reported as a result of the sale of noncontrolling interests in our GMC subsidiary. As a result, we recorded a $108 million reduction in our total liabilities for uncertain tax positions in fiscal 2011. We made payments totaling $385 million in fiscal 2011 related to this settlement. In addition, we made a payment of $18 million in fiscal 2009 related to adjustments made at the IRS exam level for audits of fiscal years 2004 to 2006.
Also during fiscal 2011, the Superior Court of the State of California issued an adverse decision concerning our state income tax apportionment calculations. As a result, we recorded a $12 million increase in our total liabilities for uncertain tax positions. We believe our positions are supported by substantial technical authority and have appealed this decision. We do not expect to make a payment related to this matter until it is definitively resolved.
In fiscal 2009, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing a district court decision rendered in fiscal 2008. As a result, we recorded $53 million (including interest) of income tax expense in fiscal 2009 related to the reversal of cumulative income tax benefits from this uncertain tax matter recognized in fiscal years 1992 through 2008. All outstanding liabilities associated with this matter were paid during fiscal 2011.
Various tax examinations by United States state taxing authorities could be conducted for any open tax year, which vary by jurisdiction, but are generally from 3 to 5 years. Currently, several state examinations are in progress. The Canada Revenue Agency (CRA) has completed its review of our income tax returns in Canada for fiscal years 2003 to 2005. The CRA has raised assessments for these years that we are currently appealing. We believe our positions are supported by substantial technical authority and are vigorously defending our positions. We do not anticipate that any United States or Canadian tax adjustments will have a significant impact on our financial position or results of operations.
As of May 29, 2011, our total liability for uncertain tax positions and the associated accrued interest and penalties was $280 million. We do not expect to pay any amounts related to uncertain tax positions or accrued interest in the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes.
Defined Benefit Pension, Other Postretirement and Postemployment Benefit Plans
Defined Benefit Pension Plans
We have defined benefit pension plans covering most United States, Canadian, and United Kingdom employees. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $200 million of voluntary contributions to our principal domestic plans in fiscal 2011. We do not expect to be required to make any contributions in fiscal 2012. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control.
Other Postretirement Benefit Plans
We also sponsor plans that provide health care benefits to the majority of our United States and Canadian retirees. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We did not make voluntary contributions to these plans in fiscal 2011. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, was signed into law in March 2010. We have not fully evaluated the effect of the Act, including possible modifications to provider plans, but it could affect the future cost of our benefit plans.
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
Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement plan assets were 20.3 percent, 5.6 percent, 7.5 percent, 9.2 percent, and 10.0 percent for the 1, 5, 10, 15, and 20 year periods ended May 29, 2011.
Our principal defined benefit pension and other postretirement plans in the United States have an expected return on plan assets of 9.6 percent. On a weighted-average basis, the expected rate of return for all defined benefit plans was 9.53 percent for fiscal 2011, 9.55 percent for fiscal 2010, and 9.55 percent for fiscal 2009.
Lowering the expected long-term rate of return on assets by 50 basis points would increase our net pension and postretirement expense by $24 million for fiscal 2012. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.
Discount Rates
Our discount rate assumptions are determined annually as of the last day of our fiscal year for our defined benefit pension, other postretirement, and postemployment benefit plan obligations. We also use the same discount rates to determine defined benefit pension, other postretirement, and postemployment benefit plan income and expense for the following fiscal year. We work with our actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using the top quartile of AA-rated corporate bond yields, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.
Our weighted-average discount rates were as follows:
Weighted-Average Discount Rates

	Defined	Other
	Benefit	Postretirement	Postemployment
	Pension	Benefit	Benefit
	Plans	Plans	Plans

Obligations as of May 29, 2011, and fiscal 2012 expense	5.45%	5.35%	4.77%
Obligations as of May 30, 2010, and fiscal 2011 expense	5.85%	5.80%	5.12%
Fiscal 2010 expense	7.49%	7.45%	7.06%

Lowering the discount rates by 50 basis points would increase our net defined benefit pension, other postretirement, and postemployment benefit plan expense for fiscal 2012 by approximately $36.9 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
Health Care Cost Trend Rates
We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 8.5 percent for all retirees. Rates are graded down annually until the ultimate trend rate of 5.2 percent is reached in 2019 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.
A one percentage point change in the health care cost trend rate would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
In Millions	Increase	Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2012	$6.2	$(5.4)
Effect on the other postretirement accumulated benefit obligation as of May 29, 2011	82.4	(73.6)

Any arising health care claims cost-related experience gain or loss is recognized in the calculation of expected future claims. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years, resulting in at least the minimum amortization required being recorded.
Financial Statement Impact
In fiscal 2011, we recorded net defined benefit pension, other postretirement, and postemployment benefit plan expense of $95 million compared to $11 million of income in fiscal 2010 and $4 million of income in fiscal 2009. As of May 29, 2011, we had cumulative unrecognized actuarial net losses of $1.3 billion on our defined benefit pension plans and $180 million on our postretirement and postemployment benefit plans, mainly as the result of declines in the values of plan assets. These unrecognized actuarial net losses will result in increases in our future pension expense and increases in postretirement expense since they currently exceed the corridors defined by GAAP.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 was signed into law in March 2010. The Act codifies health care reforms with staggered effective dates from 2010 to 2018 with many provisions in the Act requiring the issuance of additional guidance from various government agencies. Estimates of the future impacts of several of the Act’s provisions are incorporated into our postretirement benefit liability including the elimination of lifetime maximums and the imposition of an excise tax on high cost health plans. These changes resulted in a $24 million increase in our postretirement benefit liability in fiscal 2010. Given the complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, further financial impacts to our postretirement benefit liability and related future expense may occur.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance for fair value measurements providing common fair value measurement and disclosure requirements. This guidance is effective for interim and annual periods beginning after December 15, 2011, which for us is the fourth quarter of fiscal 2012. We do not expect this guidance to have a material impact on our results of operations or financial position.
In June 2011, the FASB issued new accounting guidance for the presentation of other comprehensive income (OCI). This guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2011, which for us is the first quarter of fiscal 2013. This guidance will not impact our results of operations or financial position.

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
The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Fiscal Year
Per Share Data	2011	2010	2009	2008	2007

Diluted earnings per share, as reported	$2.70	$2.24	$1.90	$1.85	$1.59
Mark-to-market effects (a)	(0.09)	0.01	0.11	(0.05)	—
Divestitures gain, net (b)	—	—	(0.06)	—	—
Gain from insurance settlement (c)	—	—	(0.04)	—	—
Uncertain tax items (d)	(0.13)	—	0.08	(0.04)	—
Tax charge - health care reform (e)	—	0.05	—	—	—

Diluted earnings per share, excluding certain items affecting comparability	$2.48	$2.30	$1.99	$1.76	$1.59

(a)	Net (gain) loss from mark-to-market valuation of certain commodity positions and grain inventories.
(b)	Net gain on divestitures of certain product lines.
(c)	Gain on settlement with insurance carrier covering the loss of a manufacturing facility in Argentina.
(d)	Effects of court decisions and audit settlements on uncertain tax matters.
(e)	Enactment date charges related to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, affecting deferred taxes associated with Medicare Part D subsidies.

Return on Average Total Capital
Management and the Board of Directors believe that this measure provides useful information to investors because it is important for assessing the utilization of capital and it eliminates certain items which affect year-to-year comparability.

	Fiscal Year
In Millions	2011	2010	2009	2008	2007	2006

Net earnings attributable to General Mills	$1,798.3	$1,530.5	$1,304.4	$1,294.7	$1,143.9
Interest, net, after-tax	243.5	261.1	240.8	263.8	242.9

Earnings before interest, after-tax	2,041.8	1,791.6	1,545.2	1,558.5	1,386.8
Mark-to-market effects	(60.0)	4.5	74.9	(35.9)	—
Divestitures gain, net	—	—	(38.0)	—	—
Gain from insurance settlement	—	—	(26.9)	—	—
Uncertain tax items	(88.9)	—	52.6	(30.7)	—
Tax charge — heath care reform	—	35.0	—	—	—

Earnings before interest, after-tax for return on capital calculation	$1,892.9	$1,831.1	$1,607.8	$1,491.9	$1,386.8

Current portion of long-term debt	$1,031.3	$107.3	$508.5	$442.0	$1,734.0	$2,131.5
Notes payable	311.3	1,050.1	812.2	2,208.8	1,254.4	1,503.2
Long-term debt	5,542.5	5,268.5	5,754.8	4,348.7	3,217.7	2,414.7

Total debt	6,885.1	6,425.9	7,075.5	6,999.5	6,206.1	6,049.4
Noncontrolling interests	246.7	245.1	244.2	246.6	1,139.2	1,136.2
Stockholders’ equity	6,365.5	5,402.9	5,172.3	6,212.2	5,318.7	5,772.3

Total capital	13,497.3	12,073.9	12,492.0	13,458.3	12,664.0	12,957.9
Accumulated other comprehensive (income) loss	1,010.8	1,486.9	877.8	(173.1)	120.1	(125.4)
After-tax earnings adjustments (a)	(310.5)	(161.6)	(201.1)	(263.7)	(197.1)	(197.1)

Adjusted total capital	$14,197.6	$13,399.2	$13,168.7	$13,021.5	$12,587.0	$12,635.4

Adjusted average total capital	$13,798.4	$13,283.9	$13,095.1	$12,804.3	$12,611.2

Return on average total capital	13.7%	13.8%	12.3%	11.7%	11.0%

(a)	Sum of current year and previous year after-tax adjustments.
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
As of May 29, 2011, we had interest rate swaps with $1.3 billion of aggregate notional principal amount outstanding, with a net notional amount of $838 million that converts floating-rate notes to fixed rates.
FOREIGN EXCHANGE RISK
Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to foreign-denominated commercial paper, third party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Swiss franc, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-denominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.
We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 29, 2011, we had deferred net foreign currency transaction losses of $96 million in AOCI associated with hedging activity.
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
As of May 29, 2011, the net notional value of commodity derivatives was $348 million, of which $161 million related to agricultural inputs and $187 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
EQUITY INSTRUMENTS
Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We occasionally use equity swaps to manage this risk, but no swaps were outstanding as of May 29, 2011.
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
The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 29, 2011, and May 30, 2010, and the average fair value impact during the year ended May 29, 2011.

	Fair Value Impact
		Average
	May 29,	during	May 30,
In Millions	2011	fiscal 2011	2010

Interest rate instruments	$26.5	$27.1	$27.7
Foreign currency instruments	8.7	5.8	4.3
Commodity instruments	3.9	4.9	4.8

ITEM 8	Financial Statements and Supplementary Data
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
The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2012, subject to ratification by the stockholders at the annual meeting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer
July 8, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
General Mills, Inc.:
We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 29, 2011 and May 30, 2010, and the related consolidated statements of earnings, total equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended May 29, 2011. In connection with our audits of the consolidated financial statements, we have audited the accompanying financial statement schedule. We also have audited General Mills, Inc.’s internal control over financial reporting as of May 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 29, 2011 and May 30, 2010, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 29, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, General Mills, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Minneapolis, Minnesota
July 8, 2011

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)

	Fiscal Year
	2011	2010	2009

Net sales	$14,880.2	$14,635.6	$14,555.8

Cost of sales	8,926.7	8,835.4	9,380.9

Selling, general, and administrative expenses	3,192.0	3,162.7	2,893.2

Divestitures (gain), net	(17.4)	—	(84.9)

Restructuring, impairment, and other exit costs	4.4	31.4	41.6

Operating profit	2,774.5	2,606.1	2,325.0

Interest, net	346.3	401.6	382.8

Earnings before income taxes and after-tax earnings from joint ventures	2,428.2	2,204.5	1,942.2

Income taxes	721.1	771.2	720.4

After-tax earnings from joint ventures	96.4	101.7	91.9

Net earnings, including earnings attributable to noncontrolling interests	1,803.5	1,535.0	1,313.7

Net earnings attributable to noncontrolling interests	5.2	4.5	9.3

Net earnings attributable to General Mills	$1,798.3	$1,530.5	$1,304.4

Earnings per share - basic	$2.80	$2.32	$1.96

Earnings per share - diluted	$2.70	$2.24	$1.90

Dividends per share	$1.12	$0.96	$0.86

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)

	May 29,	May 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$619.6	$673.2
Receivables	1,162.3	1,041.6
Inventories	1,609.3	1,344.0
Deferred income taxes	27.3	42.7
Prepaid expenses and other current assets	483.5	378.5

Total current assets	3,902.0	3,480.0

Land, buildings, and equipment	3,345.9	3,127.7
Goodwill	6,750.8	6,592.8
Other intangible assets	3,813.3	3,715.0
Other assets	862.5	763.4

Total assets	$18,674.5	$17,678.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$995.1	$849.5
Current portion of long-term debt	1,031.3	107.3
Notes payable	311.3	1,050.1
Other current liabilities	1,321.5	1,762.2

Total current liabilities	3,659.2	3,769.1

Long-term debt	5,542.5	5,268.5
Deferred income taxes	1,127.4	874.6
Other liabilities	1,733.2	2,118.7

Total liabilities	12,062.3	12,030.9

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,319.8	1,307.1
Retained earnings	9,191.3	8,122.4
Common stock in treasury, at cost, shares of 109.8 and 98.1	(3,210.3)	(2,615.2)
Accumulated other comprehensive loss	(1,010.8)	(1,486.9)

Total stockholders’ equity	6,365.5	5,402.9

Noncontrolling interests	246.7	245.1

Total equity	6,612.2	5,648.0

Total liabilities and equity	$18,674.5	$17,678.9

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury			Accumulated
			Additional				Other
		Par	Paid-In			Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interests	Total

Balance as of May 25, 2008	754.6	$75.5	$1,111.3	(79.6)	$(1,658.4)	$6,510.7	$173.1	$246.6	$6,458.8
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,304.4		9.3	1,313.7
Other comprehensive loss							(1,050.9)	(1.2)	(1,052.1)

Total comprehensive income									261.6
Cash dividends declared ($0.86 per share)						(579.5)			(579.5)
Stock compensation plans (includes income tax benefits of $94.0)			23.0	19.6	443.1				466.1
Shares purchased				(40.4)	(1,296.4)				(1,296.4)
Shares issued for acquisition			16.4	1.8	38.6				55.0
Unearned compensation related to restricted stock unit awards			(56.2)						(56.2)
Distributions to noncontrolling interest holders								(10.5)	(10.5)
Earned compensation			117.6						117.6

Balance as of May 31, 2009	754.6	75.5	1,212.1	(98.6)	(2,473.1)	7,235.6	(877.8)	244.2	5,416.5
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,530.5		4.5	1,535.0
Other comprehensive income (loss)							(609.1)	0.2	(608.9)

Total comprehensive income									926.1
Cash dividends declared ($0.96 per share)						(643.7)			(643.7)
Stock compensation plans (includes income tax benefits of $114.0)			53.3	21.8	549.7				603.0
Shares purchased				(21.3)	(691.8)				(691.8)
Unearned compensation related to restricted stock unit awards			(65.6)						(65.6)
Distributions to noncontrolling interest holders								(3.8)	(3.8)
Earned compensation			107.3						107.3

Balance as of May 30, 2010	754.6	75.5	1,307.1	(98.1)	(2,615.2)	8,122.4	(1,486.9)	245.1	5,648.0
Comprehensive income:
Net earnings, including earnings attributable to noncontrolling interests						1,798.3		5.2	1,803.5
Other comprehensive income							476.1	0.7	476.8

Total comprehensive income									2,280.3
Cash dividends declared ($1.12 per share)						(729.4)			(729.4)
Stock compensation plans (includes income tax benefits of $106.2)			(22.2)	20.1	568.4				546.2
Shares purchased				(31.8)	(1,163.5)				(1,163.5)
Unearned compensation related to restricted stock unit awards			(70.4)						(70.4)
Distributions to noncontrolling interest holders								(4.3)	(4.3)
Earned compensation			105.3						105.3

Balance as of May 29, 2011	754.6	$75.5	$1,319.8	(109.8)	$(3,210.3)	$9,191.3	$(1,010.8)	$246.7	$6,612.2

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)

	Fiscal Year
	2011	2010	2009
Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests	$1,803.5	$1,535.0	$1,313.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	472.6	457.1	453.6
After-tax earnings from joint ventures	(96.4)	(101.7)	(91.9)
Stock-based compensation	105.3	107.3	117.7
Deferred income taxes	205.3	22.3	215.8
Tax benefit on exercised options	(106.2)	(114.0)	(89.1)
Distributions of earnings from joint ventures	72.7	88.0	68.5
Pension and other postretirement benefit plan contributions	(220.8)	(17.2)	(220.3)
Pension and other postretirement benefit plan expense (income)	73.6	(37.9)	(27.5)
Divestitures (gain), net	(17.4)	—	(84.9)
Gain on insurance settlement	—	—	(41.3)
Restructuring, impairment, and other exit costs (income)	(1.3)	23.4	31.3
Changes in current assets and liabilities	(720.9)	143.4	176.9
Other, net	(43.2)	75.5	5.7

Net cash provided by operating activities	1,526.8	2,181.2	1,828.2

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(648.8)	(649.9)	(562.6)
Acquisitions	(123.3)	—	—
Investments in affiliates, net	(1.8)	(130.7)	5.9
Proceeds from disposal of land, buildings, and equipment	4.1	7.4	4.1
Proceeds from divestiture of product lines	34.4	—	244.7
Proceeds from insurance settlement	—	—	41.3
Other, net	20.3	52.0	(22.3)

Net cash used by investing activities	(715.1)	(721.2)	(288.9)

Cash Flows - Financing Activities
Change in notes payable	(742.6)	235.8	(1,390.5)
Issuance of long-term debt	1,200.0	—	1,850.0
Payment of long-term debt	(7.4)	(906.9)	(370.3)
Proceeds from common stock issued on exercised options	410.4	388.8	305.2
Tax benefit on exercised options	106.2	114.0	89.1
Purchases of common stock for treasury	(1,163.5)	(691.8)	(1,296.4)
Dividends paid	(729.4)	(643.7)	(579.5)
Other, net	(10.3)	—	(12.1)

Net cash used by financing activities	(936.6)	(1,503.8)	(1,404.5)

Effect of exchange rate changes on cash and cash equivalents	71.3	(32.8)	(46.0)

Increase (decrease) in cash and cash equivalents	(53.6)	(76.6)	88.8
Cash and cash equivalents - beginning of year	673.2	749.8	661.0

Cash and cash equivalents - end of year	$619.6	$673.2	$749.8

Cash Flow from Changes in Current Assets and Liabilities:
Receivables	$(69.8)	$(121.1)	$81.8
Inventories	(240.0)	(16.7)	(28.1)
Prepaid expenses and other current assets	(96.0)	53.5	30.2
Accounts payable	109.0	69.6	(116.4)
Other current liabilities	(424.1)	158.1	209.4

Changes in current assets and liabilities	$(720.9)	$143.4	$176.9

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
GENERAL MILLS, INC. AND SUBSIDIARIES
NOTE 1. BASIS OF PRESENTATION AND RECLASSIFICATIONS
Income Statement Classifications
At the beginning of fiscal 2011, we revised the classification of certain revenues and expenses to better align our income statement line items with how we manage our business. We have revised the classification of amounts previously reported in our Consolidated Statements of Earnings to conform to our fiscal 2011 presentation. These revised classifications had no effect on previously reported net earnings attributable to General Mills or earnings per share. These changes include:
• Revising the classification of certain customer logistics allowances as a reduction of net sales (previously recorded as cost of sales). The impact of this change was a decrease in net sales of $160.9 million in fiscal 2010 and $157.5 million in fiscal 2009 and a corresponding decrease to cost of sales in each of the years.
• Revising the classification of certain promotion-related costs, customer allowances, and supply chain costs as cost of sales or selling, general, and administrative (SG&A) expenses (previously recorded as a reduction of net sales or SG&A expenses). The impact of these changes was an increase to net sales of $22.0 million in fiscal 2009; an increase to cost of sales of $73.4 million in fiscal 2010 and $80.6 million in fiscal 2009; and a decrease to SG&A expenses of $73.4 million in fiscal 2010 and $58.6 million in fiscal 2009.
• Shifting allocation of certain SG&A expenses, primarily stock-based compensation, between segment operating profit and unallocated corporate items. The impact of this change was a decrease to segment operating profit of $20.8 million in fiscal 2010 and $18.9 million in fiscal 2009 and a corresponding decrease in unallocated corporate items.
• Shifting sales responsibility for a customer from our Bakeries and Foodservice segment to our U.S. Retail segment. Net sales of $9.8 million in fiscal 2010 and $15.0 million in fiscal 2009 and segment operating profit of $4.1 million in fiscal 2010 and $6.4 million in fiscal 2009 previously recorded in our Bakeries and Foodservice segment have now been reported in the U.S. Retail segment.
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
Our fiscal year ends on the last Sunday in May, except for our operations in Europe and China, which have an April year-end. Fiscal 2011 and 2010 each consisted of 52 weeks, and fiscal 2009 consisted of 53 weeks.
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
Land, Buildings, Equipment, and Depreciation
Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 to 50 years, and equipment, furniture, and software are usually depreciated over 3 to 10 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation and the resulting gains and losses, if any, are recognized in earnings. As of May 29, 2011, assets held for sale were insignificant.
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
Goodwill and Other Intangible Assets
Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. We performed our fiscal 2011 assessment as of November 29, 2010 and determined there was no impairment of goodwill for any of our reporting units as their related fair values were substantially in excess of their carrying values.
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
Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Pillsbury, Totino’s, Progresso, Green Giant, Old El Paso, and Häagen-Dazs brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2011 assessment of our brand intangibles as of November 29, 2010. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the brands; and a discount rate. As of our assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values.
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
In addition, we assess our investments in our joint ventures if we have reason to believe an impairment may have occurred including, but not limited to, ongoing operating losses, projected decreases in earnings, increases in the weighted average cost of capital or significant business disruptions. The significant assumptions used to estimate fair value include revenue growth and profitability, royalty rates, capital spending, depreciation and taxes, foreign currency exchange rates and a discount rate. By their nature, these projections and assumptions are uncertain. If we were to determine the current fair value of our investment was less than the carrying value of the investment, then we would assess if the shortfall was of a temporary or permanent nature and write down the investment to its fair value if we concluded the impairment is other than temporary. After the earthquakes and tsunami in Japan in March 2011, we assessed the fair value of our investment in Häagen-Dazs Japan and determined that it exceeded the carrying value by approximately 5 percent.
Variable Interest Entities
As of May 29, 2011, we had invested in six variable interest entities (VIEs). We determined whether or not we were the primary beneficiary (PB) of each VIE using a qualitative assessment that considered the VIE’s purpose and design, the involvement of each of the interest holders, and the risks and benefits of the VIE. We have an interest in a contract manufacturer at our former facility in Geneva, Illinois. We are the PB and have consolidated this entity. This entity had property and equipment with a carrying value of $13.6 million and long-term debt of $15.0 million as of May 29, 2011. The liabilities recognized as a result of consolidating this entity do not represent additional claims on our general assets. The remaining five VIEs, two of which we are not the PB, are not material to our results of operations, financial condition, or liquidity as of and for the year ended May 29, 2011. We provided minimal financial or other support to VIEs during fiscal 2011 and there are no arrangements related to VIEs that would require us to provide significant financial support in the future.
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
Foreign Currency Translation
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the year. Translation adjustments are reflected within accumulated other comprehensive loss (AOCI) in stockholders’ equity. Gains and losses from foreign currency transactions are included in net earnings for the period, except for gains and losses on investments in subsidiaries for which settlement is not planned for the foreseeable future and foreign exchange gains and losses on instruments designated as net investment hedges. These gains and losses are recorded in AOCI.
Derivative Instruments
All derivatives are recognized on the Consolidated Balance Sheets at fair value based on quoted market prices or our estimate of their fair value, and are recorded in either current or noncurrent assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in net earnings or other comprehensive income, based on whether the instrument is designated and effective as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in AOCI are reclassified to earnings in the period the hedged item affects earnings. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCI are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period.
Stock-based Compensation
We generally measure compensation expense for grants of restricted stock units using the value of a share of our stock on the date of grant. We estimate the value of stock option grants using the Black-Scholes valuation model. Stock compensation is recognized straight line over the vesting period. Our stock compensation expense is recorded in SG&A and cost of sales in the Consolidated Statements of Earnings and allocated to each reportable segment in our segment results.
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
We recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability and recognize changes in the funded status in the year in which the changes occur through AOCI.
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
Other New Accounting Standards
In fiscal 2011, we adopted new accounting guidance on the consolidation model for VIE’s. The guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The adoption of the guidance did not have an impact on our results of operations or financial condition.
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
NOTE 3. ACQUISITIONS AND DIVESTITURES
During the third quarter of fiscal 2011, we acquired the Mountain High yoghurt business for $84.8 million. We recorded the purchase price less the fair value of tangible and intangible net assets acquired as goodwill of $44.6 million. During the fourth quarter of fiscal 2011, we acquired the Pasta Master meals business in Australia for $38.5 million. We recorded the purchase price less the fair value of tangible and intangible net assets acquired as goodwill of $26.9 million. The pro forma effects of these acquisitions were not material.
During the third quarter of fiscal 2011, we sold a foodservice frozen baked goods product line in our International segment for $24.9 million in cash and recorded a pre-tax gain of $14.3 million. In addition, during the fourth quarter of fiscal 2011, we sold a pie shell product line in our Bakeries and Foodservice segment for cash proceeds of $9.5 million and recorded a pre-tax gain of $3.1 million.
During the fourth quarter of fiscal 2011, we entered into definitive agreements with PAI Partners and Sodiaal International to purchase a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. for an aggregate purchase price of $1.2 billion. Yoplait S.A.S. operates yogurt businesses in several countries, including France and the United Kingdom, and oversees franchise relationships around the world. Yoplait Marques S.A.S. holds the worldwide rights to Yoplait and related trademarks. We finalized this transaction on July 1, 2011. The pro forma effects of this acquisition were not material.
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
NOTE 4. RESTRUCTURING, IMPAIRMENT, AND OTHER EXIT COSTS
We view our restructuring activities as a way to meet our long-term growth targets. Activities we undertake must meet internal rate of return and net present value targets. Each restructuring action normally takes one to two years to complete. At completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. These activities result in various restructuring costs, including asset write-offs, exit charges including severance, contract termination fees, and decommissioning and other costs. Depreciation associated with restructured assets, as used in the context of our disclosures regarding restructuring activity, refers to the increase in depreciation expense caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under an approved restructuring plan. Any impairment of the asset is recognized immediately in the period the plan is approved.
In fiscal 2011, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions

Discontinuation of underperforming product line in our U.S. Retail segment	$1.7
Charges associated with restructuring actions previously announced	2.7

Total	$4.4

In fiscal 2011, we decided to exit an underperforming product line in our U.S. Retail segment. As a result of this decision, we concluded that the future cash flows generated by this product line were insufficient to recover the net book value of the associated long-lived assets. Accordingly, we recorded a non-cash charge of $1.7 million related to the impairment of the associated long-lived assets. No employees were affected by these actions. In addition, we recorded $2.7 million of charges associated with restructuring actions previously announced. In fiscal 2011, we paid $5.9 million in cash related to restructuring actions taken in fiscal 2011 and previous years.
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

In fiscal 2010, we decided to exit our kids’ refrigerated yogurt beverage product line at our Murfreesboro, Tennessee plant and our microwave soup product line at our Vineland, New Jersey plant to rationalize capacity for more profitable items. Our decisions to exit these U.S. Retail segment products resulted in a $24.1 million non-cash charge against the related long-lived assets. No employees were affected by these actions. We also decided to exit our breadcrumbs product line at our Federalsburg, Maryland facility in our Bakeries and Foodservice segment. As a result of this decision, we concluded that the future cash flows generated by these products were insufficient to recover the net book value of the associated long-lived assets. Accordingly, we recorded a non-cash charge of $6.2 million primarily related to the impairment of these long-lived assets and in the fourth quarter of fiscal 2010, we sold our breadcrumbs manufacturing facility in Federalsburg for $2.9 million. In fiscal 2010, we also recorded a $0.6 million net gain on the sale of our previously closed Contagem, Brazil bread and pasta plant for cash proceeds of $5.9 million, and recorded $1.7 million of costs related to previously announced restructuring actions. In fiscal 2010, we paid $8.0 million in cash related to restructuring actions taken in fiscal 2010 and previous years.
In fiscal 2009, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions

Closure of Contagem, Brazil bread and pasta plant	16.8
Discontinuation of product line at Murfreesboro, Tennessee plant	8.3
Charges associated with restructuring actions previously announced	16.5

Total	$41.6

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

		Contract	Other
In Millions	Severance	Termination	Exit Costs	Total

Reserve balance as of May 25, 2008	$7.6	$—	$0.3	$7.9
2009 charges, including foreign currency translation	5.5	10.3	—	15.8
Utilized in 2009	(4.7)	—	(0.2)	(4.9)

Reserve balance as of May 31, 2009	8.4	10.3	0.1	18.8
2010 charges, including foreign currency translation	0.2	0.8	—	1.0
Utilized in 2010	(6.0)	(3.0)	—	(9.0)

Reserve balance as of May 30, 2010	2.6	8.1	0.1	10.8
2011 charges, including foreign currency translation	—	—	—	—
Utilized in 2011	(0.9)	(2.6)	(0.1)	(3.6)

Reserve balance as of May 29, 2011	$1.7	$5.5	$—	$7.2

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
Results from our CPW and HDJ joint ventures are reported for the 12 months ended March 31.

Joint venture balance sheet activity follows:

	May 29,	May 30,
In Millions	2011	2010

Cumulative investments	$519.1	$398.1
Goodwill and other intangibles	597.1	512.6
Aggregate advances	293.3	238.2

Joint venture earnings and cash flow activity follows:

	Fiscal Year
In Millions	2011	2010	2009

Sales to joint ventures	$10.2	$10.7	$14.2
Net advances (repayments)	1.8	128.1	(8.2)
Dividends received	72.7	88.0	68.5

Summary combined financial information for the joint ventures on a 100 percent basis follows:

	Fiscal Year
In Millions	2011	2010	2009

Net sales	$2,444.9	$2,360.0	$2,280.0
Gross margin	1,066.3	1,053.2	873.5
Earnings before income taxes	233.4	251.2	234.7
Earnings after income taxes	164.2	202.3	175.3

	May 29,	May 30,
In Millions	2011	2010

Current assets	$904.7	$731.7
Noncurrent assets	1,138.0	907.3
Current liabilities	1,690.1	1,322.0
Noncurrent liabilities	103.3	112.1

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets are as follows:

	May 29,	May 30,
In Millions	2011	2010

Goodwill	$6,750.8	$6,592.8

Other intangible assets:
Intangible assets not subject to amortization:
Brands	3,771.7	3,679.6
Intangible assets subject to amortization:
Patents, trademarks, and other finite-lived intangibles	69.2	54.4
Less accumulated amortization	(27.6)	(19.0)

Intangible assets subject to amortization	41.6	35.4

Other intangible assets	3,813.3	3,715.0

Total	$10,564.1	$10,307.8

The changes in the carrying amount of goodwill for fiscal 2009, 2010, and 2011 are as follows:

			Bakeries and	Joint
In Millions	U.S. Retail	International	Foodservice	Ventures	Total

Balance as of May 25, 2008	$5,107.0	$146.4	$955.7	$577.0	$6,786.1
Acquisition	41.6	—	—	—	41.6
Divestitures	(17.8)	(0.1)	(23.7)	—	(41.6)
Deferred tax adjustment related to divestitures	(46.5)	(4.5)	(12.8)	—	(63.8)
Deferred tax adjustment resulting from change in acquisition-related income tax liabilities	14.0	1.3	3.8	—	19.1
Other activity, primarily foreign currency translation	—	(19.8)	—	(58.6)	(78.4)

Balance as of May 31, 2009	5,098.3	123.3	923.0	518.4	6,663.0
Other activity, primarily foreign currency translation	—	(1.3)	—	(68.9)	(70.2)

Balance as of May 30, 2010	5,098.3	122.0	923.0	449.5	6,592.8
Acquisitions	44.6	26.9	—	—	71.5
Divestitures	—	(0.5)	(1.9)	—	(2.4)
Other activity, primarily foreign currency translation	—	14.2	—	74.7	88.9

Balance as of May 29, 2011	$5,142.9	$162.6	$921.1	$524.2	$6,750.8

The changes in the carrying amount of other intangible assets for fiscal 2009, 2010, and 2011 are as follows:

			Joint
In Millions	U.S. Retail	International	Ventures	Total

Balance as of May 25, 2008	$3,175.2	$518.8	$83.2	$3,777.2
Acquisition	19.4	—	—	19.4
Other activity, primarily foreign currency translation	14.3	(56.2)	(7.7)	(49.6)

Balance as of May 31, 2009	3,208.9	462.6	75.5	3,747.0
Other activity, primarily foreign currency translation	(2.3)	(17.3)	(12.4)	(32.0)

Balance as of May 30, 2010	3,206.6	445.3	63.1	3,715.0
Acquisitions	39.3	6.0	—	45.3
Other activity, primarily foreign currency translation	(3.4)	46.6	9.8	53.0

Balance as of May 29, 2011	$3,242.5	$497.9	$72.9	$3,813.3

NOTE 7. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES
FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 29, 2011, and May 30, 2010, a comparison of cost and market values of our marketable debt and equity securities is as follows:

			Market		Gross		Gross
	Cost		Value		Gains		Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2011	2010	2011	2010	2011	2010	2011	2010

Available for sale:
Debt securities	$8.9	$11.8	$9.0	$11.9	$0.1	$0.1	$—	$—
Equity securities	2.0	6.1	6.0	15.5	4.0	9.4	—	—

Total	$10.9	$17.9	$15.0	$27.4	$4.1	$9.5	$—	$—

Earnings include $10.5 million of realized gains from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in AOCI within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available for Sale
		Market
In Millions	Cost	Value

Under 1 year (current)	$2.7	$2.7
From 1 to 3 years	0.7	0.7
From 4 to 7 years	5.2	5.3
Over 7 years	0.3	0.3
Equity securities	2.0	6.0

Total	$10.9	$15.0

Marketable securities with a market value of $2.3 million as of May 29, 2011, were pledged as collateral for certain derivative contracts.
The fair value and carrying amount of long-term debt, including the current portion, were $7,164.5 million and $6,573.8 million as of May 29, 2011. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments.
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
Unallocated corporate items for fiscal 2011 and fiscal 2010 included:

	Fiscal Year
In Millions	2011	2010	2009

Net gain (loss) on mark-to-market valuation of commodity positions	$160.3	$(54.7)	$(249.6)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	(93.6)	55.7	134.8
Net mark-to-market revaluation of certain grain inventories	28.5	(8.1)	(4.1)

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$95.2	$(7.1)	$(118.9)

As of May 29, 2011, the net notional value of commodity derivatives was $347.5 million, of which $160.7 million related to agricultural inputs and $186.8 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
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
Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2011, 2010 and 2009.
Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2011, 2010 and 2009.
During the fourth quarter of fiscal 2011, we entered into swaps to convert $300.0 million of 1.55% fixed-rate notes due May 16, 2014, to floating rates. We also entered into $500.0 million of forward starting swaps with an average fixed rate of 3.9 percent in advance of a planned debt financing.
During the fourth quarter of fiscal 2010, in advance of a planned debt financing, we entered into $500.0 million of treasury lock derivatives with an average fixed rate of 4.3 percent. All of these treasury locks were cash settled for $17.1 million during the first quarter of fiscal 2011, coincident with the issuance of our $500.0 million 30-year fixed-rate notes. As of May 29, 2011, a $16.2 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.
During the second quarter of fiscal 2010 we entered into $700.0 million of interest rate swaps to convert $700.0 million of 5.65 percent fixed-rate notes to floating rates. In May 2010, we repurchased $179.2 million of our 5.65 percent notes, and as a result, we received $2.7 million to settle a portion of these swaps that related to the repurchased debt.
In anticipation of our acquisition of The Pillsbury Company (Pillsbury) and other financing needs, we entered into pay-fixed interest rate swap contracts during fiscal 2001 and 2002 totaling $7.1 billion to lock in our interest payments on the associated debt. The remaining $1.6 billion of these pay-fixed swap contracts along with $1.6 billion of offsetting pay-floating swaps were cash settled for

$22.3 million during the third quarter of fiscal 2011. As of May 29, 2011, a $0.5 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the remaining term of the underlying debt.
As of May 29, 2011, a $12.7 million pre-tax loss on cash settled interest rate swaps for our $1.0 billion 10-year note issued January 24, 2007 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.
The following table summarizes the notional amounts and weighted-average interest rates of our interest rate swaps. Average floating rates are based on rates as of the end of the reporting period.

	May 29,	May 30,
In Millions	2011	2010

Pay-floating swaps — notional amount	$838.0	$2,155.6
Average receive rate	1.8%	4.8%
Average pay rate	0.2%	0.3%
Pay-fixed swaps — notional amount	$—	$1,600.0
Average receive rate	—%	0.3%
Average pay rate	—%	7.3%
Pay-fixed forward starting swaps - notional amount	$500.0	$—

The swap contracts mature at various dates from fiscal 2012 to 2014 as follows:

	Fiscal Year Maturity Date
In Millions	Pay Floating	Pay Fixed

2012	$3.4	$500.0
2013	534.6	—
2014	300.0	—

Total	$838.0	$500.0

FOREIGN EXCHANGE RISK
Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to foreign-denominated commercial paper, third party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Swiss franc, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-denominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.
As of May 29, 2011, the notional value of foreign exchange derivatives was $2,436.5 million. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2011, 2010 and 2009.
As discussed in Note 3, during the fourth quarter of fiscal 2011 we entered into definitive agreements with PAI Partners and Sodiaal International to purchase interests in Yoplait entities for $1.2 billion. To reduce the risk of the U.S. dollar cost of the euro-denominated acquisition, we purchased call options covering €637 million at a cost of $12.7 million. As of May 29, 2011, we recorded a $2.2 million unrealized gain on these derivatives.
We also have many net investments in foreign subsidiaries that are denominated in euros. We hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 29, 2011, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.

FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION
We categorize assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.
The fair values of our assets, liabilities, and derivative positions recorded at fair value as of May 29, 2011 and May 30, 2010, were as follows:

	May 29, 2011				May 29, 2011
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$11.2	$—	$11.2	$—	$(21.3)	$—	$(21.3)
Foreign exchange contracts (c) (d)	—	10.1	—	10.1	—	(14.9)	—	(14.9)

Total	—	21.3	—	21.3	—	(36.2)	—	(36.2)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	2.2	—	2.2	—	(0.9)	—	(0.9)
Foreign exchange contracts (c) (d)	—	57.1	—	57.1	—	(19.9)	—	(19.9)
Commodity contracts (c) (e)	14.6	16.3	—	30.9	—	—	—	—
Grain contracts (c) (e)	—	61.1	—	61.1	—	(29.0)	—	(29.0)

Total	14.6	136.7	—	151.3	—	(49.8)	—	(49.8)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.9	9.1	—	15.0	—	—	—	—

Total	5.9	9.1	—	15.0	—	—	—	—

Total assets, liabilities, and derivative positions recorded at fair value	$20.5	$167.1	$—	$187.6	$—	$(86.0)	$—	$(86.0)

	May 30, 2010				May 30, 2010
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	5.8	—	$5.8	$—	(17.1)	—	$(17.1)
Foreign exchange contracts (c) (d)	—	8.6	—	8.6	—	(12.5)	—	(12.5)

Total	—	14.4	—	14.4	—	(29.6)	—	(29.6)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	124.3	—	124.3	—	(163.1)	—	(163.1)
Foreign exchange contracts (c) (d)	—	9.5	—	9.5	—	(1.0)	—	(1.0)
Commodity contracts (c) (e)	—	7.4	—	7.4	(5.6)	—	—	(5.6)
Grain contracts (c) (e)	—	11.9	—	11.9	—	(13.0)	—	(13.0)

Total	—	153.1	—	153.1	(5.6)	(177.1)	—	(182.7)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	15.5	11.9	—	27.4	—	—	—	—
Long-lived assets (g)	—	0.4	—	0.4	—	—	—	—

Total	15.5	12.3	—	27.8	—	—	—	—

Total assets, liabilities, and derivative positions recorded at fair value	$15.5	$179.8	$—	$195.3	$(5.6)	$(206.7)	$—	$(212.3)

(a)	These contracts and investments are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.
(g)	We recorded a $6.6 million non-cash impairment charge in fiscal 2010 to write down certain long-lived assets to their fair value of $0.4 million. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a book value of $7.0 million and were associated with the exit activities described in Note 4.
We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the fiscal years ended May 29, 2011, and May 30, 2010, follows:

	Interest Rate		Foreign Exchange		Equity		Commodity
	Contracts		Contracts		Contracts		Contracts		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Derivatives in Cash Flow Hedging Relationships:
Amount of loss recognized in other comprehensive income (OCI) (a)	$(20.9)	$(11.7)	$(18.9)	$(13.3)	$—	$—	$—	$—	$(39.8)	$(25.0)
Amount of loss reclassified from AOCI into earnings (a) (b)	(13.1)	(18.0)	(16.7)	(26.4)	—	—	—	—	(29.8)	(44.4)
Amount of gain (loss) recognized in earnings (c) (d)	(0.4)	(0.3)	0.3	(0.5)	—	—	—	—	(0.1)	(0.8)
Derivatives in Fair Value Hedging Relationships:
Amount of net gain recognized in earnings (e)	0.3	0.2	—	—	—	—	—	—	0.3	0.2
Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in earnings (e)	1.0	0.2	23.7	13.3	—	0.2	160.3	(54.7)	185.0	(41.0)

(a)	Effective portion.
(b)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in SG&A expenses for foreign exchange contracts.
(e)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.
AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized losses from interest rate cash flow hedges recorded in AOCI as of May 29, 2011, totaled $30.0 million after tax. These deferred losses are primarily related to interest rate swaps that we entered into in contemplation of future borrowings and other financing requirements and that are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized losses from foreign currency cash flow hedges recorded in AOCI as of May 29, 2011, were $5.8 million after-tax. The net amount of pre-tax gains and losses in AOCI as of May 29, 2011, that we expect to be reclassified into net earnings within the next 12 months is $11.7 million of expense.
CREDIT-RISK-RELATED CONTINGENT FEATURES
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 29, 2011, was $6.3 million. We would be required to post this amount of collateral to the counterparties if the contingent features were triggered.
CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK
During fiscal 2011, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 23 percent of our consolidated net sales and 30 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 6 percent of our net sales in the International segment and 7 percent of our net sales in the Bakeries and Foodservice segment. As of May 29, 2011, Wal-Mart accounted for 26 percent of our U.S. Retail receivables, 5 percent of our International receivables, and 9 percent of our Bakeries and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 53 percent of its fiscal 2011 net sales, the five largest customers in our International segment accounted for 24 percent of its fiscal 2011 net sales, and the five largest customers in our Bakeries and Foodservice segment accounted for 45 percent of its fiscal 2011 net sales.

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
The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $63.1 million against which we do not hold collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.
NOTE 8. DEBT
Notes Payable
The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 29, 2011		May 30, 2010
		Weighted-		Weighted-
		Average		Average
	Notes	Interest	Notes	Interest
In Millions	Payable	Rate	Payable	Rate

U.S. commercial paper	$192.5	0.2%	$973.0	0.3%
Financial institutions	118.8	11.5	77.1	10.6

Total	$311.3	4.5%	$1,050.1	1.1%

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2013. We also have $311.8 million in uncommitted credit lines that support our foreign operations. As of May 29, 2011, there were no amounts outstanding on the fee-paid committed credit lines and $118.8 million was drawn on the uncommitted lines. The credit facilities contain several covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5. We were in compliance with all credit facility covenants as of May 29, 2011.
Long-Term Debt
In May 2011, we issued $300.0 million aggregate principal amount of 1.55 percent fixed-rate notes and $400.0 million aggregate principal amount of floating-rate notes, both due May 16, 2014. The proceeds of these notes were used to repay a portion of our outstanding commercial paper. The floating-rate notes bear interest equal to three-month LIBOR plus 35 basis points, subject to quarterly reset. Interest on the floating-rate notes is payable quarterly in arrears. Interest on the fixed-rate notes is payable semi-annually in arrears. The fixed-rate notes may be redeemed at our option at any time for a specified make whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.
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
Certain of our long-term debt agreements contain restrictive covenants. As of May 29, 2011, we were in compliance with all of these covenants.

As of May 29, 2011, the $48.4 million pre-tax loss recorded in AOCI associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from AOCI to net interest in fiscal 2012 is $4.3 million pre-tax.
A summary of our long-term debt is as follows:

	May 29,	May 30,
In Millions	2011	2010

5.65% notes due February 15, 2019	$1,150.0	$1,150.0
6% notes due February 15, 2012	1,019.5	1,019.5
5.7% notes due February 15, 2017	1,000.0	1,000.0
5.2% notes due March 17, 2015	750.0	750.0
5.25% notes due August 15, 2013	700.0	700.0
5.65% notes due September 10, 2012	520.8	520.8
5.4% notes due June 15, 2040	500.0	—
1.55% notes due May 16, 2014	300.0	—
Floating-rate notes due May 16, 2014	400.0	—
Medium-term notes, 0.1% to 6.5%, due fiscal 2012 or later	204.4	204.4
Debt of consolidated contract manufacturer	15.0	20.9
Other, including capital leases	14.1	10.2

	6,573.8	5,375.8
Less amount due within one year	(1,031.3)	(107.3)

Total long-term debt	$5,542.5	$5,268.5

Principal payments due on long-term debt in the next five years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are $1,031.3 million in fiscal 2012, $733.6 million in fiscal 2013, $1,402.6 million in fiscal 2014, $750.1 million in fiscal 2015, and less than $1 million in fiscal 2016.
NOTE 9. NONCONTROLLING INTERESTS
Our principal noncontrolling interest relates to our subsidiary General Mills Cereals, LLC (GMC). GMC issued a managing membership interest and limited preferred membership interests to certain of our wholly owned subsidiaries. We continue to hold the entire managing membership interest, and therefore direct the operations of GMC. We currently hold all interests in GMC other than Class A Limited Membership Interests (Class A Interests) which are held by an unrelated third-party investor. As of May 29, 2011, the carrying value of all outstanding Class A Interests was $242.3 million, classified as noncontrolling interests on our Consolidated Balance Sheets.
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
In addition, we have seven foreign subsidiaries that have minority interests totaling $4.4 million as of May 29, 2011.
Our noncontrolling interests contain restrictive covenants. As of May 29, 2011, we were in compliance with all of these covenants.
NOTE 10. STOCKHOLDERS’ EQUITY
Cumulative preference stock of 5.0 million shares, without par value, is authorized but unissued.
During fiscal 2011, we repurchased 31.8 million shares of common stock for an aggregate purchase price of $1,163.5 million. During fiscal 2010, we repurchased 21.3 million shares of common stock for an aggregate purchase price of $691.8 million. During fiscal 2009, we repurchased 40.4 million shares of common stock for an aggregate purchase price of $1,296.4 million.

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
The following table provides details of total comprehensive income:

	Fiscal 2011
In Millions	Pretax	Tax	Net

Net earnings attributable to General Mills			$1,798.3
Net earnings attributable to noncontrolling interests			5.2

Net earnings, including earnings attributable to noncontrolling interests			$1,803.5

Other comprehensive income (loss):
Foreign currency translation	$358.3	$—	$358.3
Net actuarial gain	93.5	(32.4)	61.1
Other fair value changes:
Securities	(5.8)	2.2	(3.6)
Hedge derivatives	(39.8)	14.4	(25.4)
Reclassification to earnings:
Hedge derivatives	29.8	(11.3)	18.5
Amortization of losses and prior service costs	108.7	(41.5)	67.2

Other comprehensive income (loss) in accumulated other comprehensive loss	544.7	(68.6)	476.1
Other comprehensive income attributable to noncontrolling interests	0.7	—	0.7

Other comprehensive income (loss)	$545.4	$(68.6)	$476.8

Total comprehensive income			$2,280.3

	Fiscal 2010
In Millions	Pretax	Tax	Net

Net earnings attributable to General Mills			$1,530.5
Net earnings attributable to noncontrolling interests			4.5

Net earnings, including earnings attributable to noncontrolling interests			$1,535.0

Other comprehensive income (loss):
Foreign currency translation	$(163.3)	$—	$(163.3)
Net actuarial loss	(786.3)	314.8	(471.5)
Other fair value changes:
Securities	1.9	(0.7)	1.2
Hedge derivatives	(25.0)	10.6	(14.4)
Reclassification to earnings:
Hedge derivatives	44.4	(17.0)	27.4
Amortization of losses and prior service costs	19.1	(7.6)	11.5

Other comprehensive income (loss) in accumulated other comprehensive loss	(909.2)	300.1	(609.1)
Other comprehensive loss attributable to noncontrolling interests	0.2	—	0.2

Other comprehensive income (loss)	$(909.0)	$300.1	$(608.9)

Total comprehensive income			$926.1

	Fiscal 2009
In Millions	Pretax	Tax	Net

Net earnings attributable to General Mills			$1,304.4
Net earnings attributable to noncontrolling interests			9.3

Net earnings, including earnings attributable to noncontrolling interests			$1,313.7

Other comprehensive income (loss):
Foreign currency translation	$(286.6)	$—	$(286.6)
Net actuarial loss	(1,254.0)	477.8	(776.2)
Other fair value changes:
Securities	(0.6)	0.2	(0.4)
Hedge derivatives	8.0	(3.4)	4.6
Reclassification to earnings:
Hedge derivatives	(11.9)	4.6	(7.3)
Amortization of losses and prior service costs	24.2	(9.2)	15.0

Other comprehensive income (loss) in accumulated other comprehensive loss	(1,520.9)	470.0	(1,050.9)
Other comprehensive income attributable to noncontrolling interests	(1.2)	—	(1.2)

Other comprehensive income (loss)	$(1,522.1)	$470.0	$(1,052.1)

Total comprehensive income			$261.6

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
In fiscal 2011, 2010, and 2009, except for reclassifications to earnings, changes in other comprehensive income (loss) were primarily non-cash items.
Accumulated other comprehensive loss balances, net of tax effects, were as follows:

	May 29,	May 30,
In Millions	2011	2010

Foreign currency translation adjustments	$553.2	$194.9
Unrealized gain (loss) from:
Securities	2.0	5.6
Hedge derivatives	(35.8)	(28.9)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,509.5)	(1,611.0)
Prior service costs	(20.7)	(47.5)

Accumulated other comprehensive loss	$(1,010.8)	$(1,486.9)

NOTE 11. STOCK PLANS
We use broad-based stock plans to help ensure that management’s interests are aligned with those of our stockholders. As of May 29, 2011, a total of 16,942,290 shares were available for grant in the form of stock options, restricted shares, restricted stock units, and shares of common stock under the 2009 Stock Compensation Plan (2009 Plan) and the 2006 Compensation Plan for Non-Employee Directors (2006 Director Plan). The 2009 Plan also provides for the issuance of cash-settled share-based units. Stock-based awards now outstanding include some granted under the 1995, 1996, 1998 (senior management), 1998 (employee), 2001, 2003, 2005, and 2007 stock plans and the Executive Incentive Plan (EIP), under which no further awards may be granted. The stock plans provide for full vesting of options, restricted shares, restricted stock units, and cash-settled share-based units upon completion of specified service periods or in certain circumstances, following a change of control.

Stock Options
The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2011	2010	2009

Estimated fair values of stock options granted	$4.12	$3.20	$4.70
Assumptions:
Risk-free interest rate	2.9%	3.7%	4.4%
Expected term	8.5 years	8.5 years	8.5 years
Expected volatility	18.5%	18.9%	16.1%
Dividend yield	3.0%	3.4%	2.7%

The valuation of stock options is a significant accounting estimate that requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate.
We estimate the fair value of each option on the grant date using a Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility.
Our expected term represents the period of time that options granted are expected to be outstanding based on historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees have similar historical exercise behavior and therefore were aggregated into a single pool for valuation purposes. The weighted-average expected term for all employee groups is presented in the table above. The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant.
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

Information on stock option activity follows:

		Weighted-		Weighted-
		Average		Average
	Options	Exercise	Options	Exercise
	Exercisable	Price	Outstanding	Price
	(Thousands)	Per Share	(Thousands)	Per Share

Balance as of May 25, 2008	76,389.2	$21.23	106,042.4	$22.68
Granted			6,495.4	31.74
Exercised			(17,548.4)	19.60
Forfeited or expired			(382.4)	27.50

Balance as of May 31, 2009	67,619.2	21.96	94,607.0	23.84
Granted			6,779.4	27.99
Exercised			(20,013.6)	19.87
Forfeited or expired			(268.2)	24.82

Balance as of May 30, 2010	47,726.6	22.89	81,104.6	25.17
Granted			5,234.3	37.38
Exercised			(18,665.4)	22.59
Forfeited or expired			(126.2)	31.26

Balance as of May 29, 2011	39,221.7	$23.78	67,547.3	$26.82

Stock-based compensation expense related to stock option awards was $26.8 million in fiscal 2011, $34.4 million in fiscal 2010, and $40.0 million in fiscal 2009.
Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year
In Millions	2011	2010	2009

Net cash proceeds	$410.4	$388.5	$305.9
Intrinsic value of options exercised	$275.6	$271.8	$226.7

Restricted Stock, Restricted Stock Units, and Cash-Settled Share-Based Units
Stock and units settled in stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2009 Plan. Certain restricted stock and restricted stock unit awards require the employee to deposit personally owned shares (on a one-for-one basis) during the restricted period. Restricted stock and restricted stock units generally vest and become unrestricted four years after the date of grant. Participants are entitled to dividends on such awarded shares and units, but only receive those amounts if the shares or units vest. The sale or transfer of these shares and units is restricted during the vesting period. Participants holding restricted stock, but not restricted stock units, are entitled to vote on matters submitted to holders of common stock for a vote.

Information on restricted stock unit and cash-settled share-based units activity follows:

	Equity Classified		Liability Classified
		Weighted-		Weighted-	Cash-Settled	Weighted-
	Share-Settled	Average	Share-Settled	Average	Share-Based	Average
	Units	Grant-Date Fair	Units	Grant-Date Fair	Units	Grant-Date Fair
	(Thousands)	Value	(Thousands)	Value	(Thousands)	Value

Non-vested as of May 30, 2010	10,209.8	$28.49	424.3	$28.64	3,703.7	$29.65
Granted	2,406.7	35.47	127.7	37.40	1,217.2	37.40
Vested	(3,161.0)	26.46	(78.1)	29.02	(245.2)	31.33
Forfeited or expired	(285.6)	31.61	(36.7)	30.04	(160.6)	31.36

Non-vested as of May 29, 2011	9,169.9	$30.92	437.2	$31.01	4,515.1	$31.58

	Fiscal Year
	2011	2010	2009

Number of units granted (thousands)	3,751.6	4,745.7	4,348.0
Weighted average price per unit	$36.16	$28.03	$31.70

The total grant-date fair value of restricted stock unit awards that vested during fiscal 2011 was $93.6 million, and $26.1 million vested during fiscal 2010.
As of May 29, 2011, unrecognized compensation expense related to non-vested stock options and restricted stock units was $170.7 million. This expense will be recognized over 19 months, on average.
Stock-based compensation expense related to restricted stock units and cash-settled share-based payment awards was $141.2 million for fiscal 2011, $131.0 million for fiscal 2010, and $101.4 million for fiscal 2009.
NOTE 12. EARNINGS PER SHARE
Basic and diluted earnings per share (EPS) were calculated using the following:

	Fiscal Year
In Millions, Except per Share Data	2011	2010	2009

Net earnings attributable to General Mills	$1,798.3	$1,530.5	$1,304.4

Average number of common shares — basic EPS	642.7	659.6	663.7
Incremental share effect from: (a)
Stock options	16.6	17.7	17.9
Restricted stock, restricted stock units, and other	5.5	6.0	5.5

Average number of common shares — diluted EPS	664.8	683.3	687.1

Earnings per share — basic	$2.80	$2.32	$1.96
Earnings per share — diluted	$2.70	$2.24	$1.90

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2011	2010	2009

Anti-dilutive stock options and restricted stock units	4.8	6.3	14.2

NOTE 13. RETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS
Defined Benefit Pension Plans
We have defined benefit pension plans covering most United States, Canadian, and United Kingdom employees. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $200.0 million of voluntary contributions to our principal domestic plans in fiscal 2011. We do not expect to be required to make any contributions in fiscal 2012. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control.
Other Postretirement Benefit Plans
We also sponsor plans that provide health care benefits to the majority of our United States and Canadian retirees. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We did not make voluntary contributions to these plans in fiscal 2011 or fiscal 2010.
Health Care Cost Trend Rates
Assumed health care cost trends are as follows:

	Fiscal Year
	2011	2010

Health care cost trend rate for next year	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.2%	5.2%
Year that the rate reaches the ultimate trend rate	2019	2019

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 8.5 percent for all retirees. Rates are graded down annually until the ultimate trend rate of 5.2 percent is reached in 2019 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.
A one percentage point change in the health care cost trend rate would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
In Millions	Increase	Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2012	$6.2	$(5.4)
Effect on the other postretirement accumulated benefit obligation as of May 29, 2011	82.4	(73.6)

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act) was signed into law in March 2010. The Act codifies health care reforms with staggered effective dates from 2010 to 2018. Estimates of the future impacts of several of the Act’s provisions are incorporated into our postretirement benefit liability including the elimination of lifetime maximums and the imposition of an excise tax on high cost health plans. These changes resulted in a $24.0 million increase in our postretirement benefit liability in fiscal 2010.
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
We use our fiscal year end as the measurement date for our defined benefit pension and other postretirement benefit plans.

Summarized financial information about defined benefit pension, other postretirement, and postemployment benefits plans is presented below:

			Other
	Defined Benefit		Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2011	2010	2011	2010	2011	2010

Change in Plan Assets:
Fair value at beginning of year	$3,529.8	$3,157.8	$284.3	$235.6
Actual return on assets	688.9	535.9	60.7	41.0
Employer contributions	220.7	17.1	0.1	0.1
Plan participant contributions	4.1	3.5	11.8	11.3
Benefits payments	(188.2)	(182.6)	(3.1)	(3.7)
Foreign currency	8.7	(1.9)	—	—

Fair value at end of year	$4,264.0	$3,529.8	$353.8	$284.3

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$4,030.0	$3,167.3	$1,060.6	$852.0	$130.3	$112.5
Service cost	101.4	70.9	18.7	12.9	8.0	7.2
Interest cost	230.9	230.3	60.1	61.6	5.1	5.6
Plan amendment	—	25.8	(35.3)	7.5	—	—
Curtailment/other	—	—	—	—	4.2	10.6
Plan participant contributions	4.1	3.5	11.8	11.3	—	—
Medicare Part D reimbursements	—	—	4.5	4.7	—	—
Actuarial loss (gain)	271.2	716.4	2.0	168.1	(0.5)	11.8
Benefits payments	(188.2)	(182.6)	(56.9)	(57.5)	(16.1)	(17.6)
Foreign currency	9.0	(1.6)	0.3	—	0.3	0.2

Projected benefit obligation at end of year	$4,458.4	$4,030.0	$1,065.8	$1,060.6	$131.3	$130.3

Plan assets less than benefit obligation as of fiscal year end	$(194.4)	$(500.2)	$(712.0)	$(776.3)	$(131.3)	$(130.3)

The accumulated benefit obligation for all defined benefit pension plans was $3,991.6 million as of May 29, 2011, and $3,620.3 million as of May 30, 2010.
Amounts recognized in AOCI as of May 29, 2011, and May 30, 2010, are as follows:

			Other
	Defined Benefit		Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2011	2010	2011	2010	2011	2010	2011	2010

Net actuarial loss	$(1,313.9)	$(1,369.9)	$(181.3)	$(225.2)	$(14.3)	$(15.9)	$(1,509.5)	$(1,611.0)
Prior service (costs) credits	(35.8)	(41.3)	20.7	1.0	(5.6)	(7.2)	(20.7)	(47.5)

Amounts recorded in accumulated other comprehensive loss	$(1,349.7)	$(1,411.2)	$(160.6)	$(224.2)	$(19.9)	$(23.1)	$(1,530.2)	$(1,658.5)

Plans with accumulated benefit obligations in excess of plan assets are as follows:

			Other
	Defined Benefit		Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2011	2010	2011	2010	2011	2010

Projected benefit obligation	$335.1	$299.6	$—	$—	$—	$—
Accumulated benefit obligation	280.6	252.5	1,065.8	1,060.6	131.3	130.3
Plan assets at fair value	9.0	17.3	353.8	284.3	—	—

Components of net periodic benefit expense (income) are as follows:

	Defined Benefit			Other Postretirement			Postemployment
	Pension Plans			Benefit Plans			Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2011	2010	2009	2011	2010	2009	2011	2010	2009

Service cost	$101.4	$70.9	$76.5	$18.7	$12.9	$14.2	$8.0	$7.2	$6.5
Interest cost	230.9	230.3	215.4	60.1	61.6	61.2	5.1	5.7	4.9
Expected return on plan assets	(408.5)	(400.1)	(385.8)	(33.2)	(29.2)	(30.0)	—	—	—
Amortization of losses	81.4	8.4	7.8	14.4	2.0	7.2	2.1	1.0	1.0
Amortization of prior service costs (credits)	9.0	6.9	7.4	(0.6)	(1.6)	(1.4)	2.4	2.4	2.2
Other adjustments	—	—	—	—	—	—	4.2	10.6	8.4

Net expense (income)	$14.2	$(83.6)	$(78.7)	$59.4	$45.7	$51.2	$21.8	$26.9	$23.0

We expect to recognize the following amounts in net periodic benefit expense (income) in fiscal 2012:

		Other
	Defined Benefit	Postretirement	Postemployment
In Millions	Pension Plans	Benefit Plans	Benefit Plans

Amortization of losses	$108.2	$14.4	$1.8
Amortization of prior service costs (credits)	8.6	(3.4)	2.1

Assumptions
Weighted-average assumptions used to determine fiscal year-end benefit obligations are as follows:

	Defined Benefit		Other Postretirement		Postemployment
	Pension Plans		Benefit Plans		Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2011	2010	2011	2010	2011	2010

Discount rate	5.45%	5.85%	5.35%	5.80%	4.77%	5.12%
Rate of salary increases	4.92	4.93	—	—	4.92	4.93

Weighted-average assumptions used to determine fiscal year net periodic benefit expense (income) are as follows:

	Defined Benefit			Other Postretirement			Postemployment
	Pension Plans			Benefit Plans			Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Discount rate	5.85%	7.49%	6.88%	5.80%	7.45%	6.90%	5.12%	7.06%	6.64%
Rate of salary increases	4.93	4.92	4.93	—	—	—	4.93	4.93	4.93
Expected long-term rate of return on plan assets	9.53	9.55	9.55	9.33	9.33	9.35	—	—	—

Discount Rates
Our discount rate assumptions are determined annually as of the last day of our fiscal year for our defined benefit pension, other postretirement, and postemployment benefit plan obligations. We also use the same discount rates to determine defined benefit pension, other postretirement, and postemployment benefit plan income and expense for the following fiscal year. We work with our actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using the top quartile of AA-rated corporate bond yields, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.
Fair Value of Plan Assets
We categorize plan assets with a three level fair value hierarchy as described in Note 7. The fair values of our pension and postretirement benefit plans assets at May 29, 2011 and May 30, 2010, by asset category were as follows:

	May 29, 2011
				Total
In Millions	Level 1	Level 2	Level 3	Assets

Fair value measurement of pension plan assets:
Equity (a)	$1,052.5	$900.2	$568.5	$2,521.2
Fixed income (b)	794.7	174.4	0.2	969.3
Real asset investments (c)	113.0	95.2	356.9	565.1
Other investments (d)	—	52.2	0.3	52.5
Cash and accruals	155.9	—	—	155.9

Total fair value measurement of pension plan assets	$2,116.1	$1,222.0	$925.9	$4,264.0

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$13.5	$131.0	$26.3	$170.8
Fixed income (b)	1.8	55.9	0.2	57.9
Real asset investments (c)	—	7.2	13.6	20.8
Other investments (d)	—	83.9	—	83.9
Cash and accruals	20.4	—	—	20.4

Fair value measurement of postretirement benefit plan assets	$35.7	$278.0	$40.1	$353.8

	May 30, 2010
				Total
In Millions	Level 1	Level 2	Level 3	Assets

Fair value measurement of pension plan assets:
Equity (a)	$744.5	716.6	512.8	$1,973.9
Fixed income (b)	700.0	206.0	3.9	909.9
Real asset investments (c)	72.4	75.8	298.7	446.9
Other investments (d)	—	39.9	0.3	40.2
Cash and accruals	158.9	—	—	158.9

Total fair value measurement of pension plan assets	$1,675.8	$1,038.3	$815.7	$3,529.8

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$10.1	81.4	25.7	117.2
Fixed income (b)	1.1	46.1	1.7	48.9
Real asset investments (c)	0.1	3.7	14.6	18.4
Other investments (d)	—	71.4	—	71.4
Cash and accruals	28.4	—	—	28.4

Fair value measurement of postretirement benefit plan assets	$39.7	$202.6	$42.0	$284.3

(a)	Primarily publicly traded common stock and private equity partnerships for purposes of total return and to maintain equity exposure consistent with policy allocations. Investments include: i) United States and international equity securities, mutual funds and equity futures valued at closing prices from national exchanges; and ii) commingled funds, privately held securities and private equity partnerships valued at unit values or net asset values provided by the investment managers, which are based on the fair value of the underlying investments. Various methods are used to determine fair values and may include the cost of the investment, most recent financing, and expected cash flows. For some of these investments, realization of the estimated fair value is dependent upon transactions between willing sellers and buyers.

(b)	Primarily government and corporate debt securities for purposes of total return and managing fixed income exposure to policy allocations. Investments include: i) fixed income securities and bond futures generally valued at closing prices from national exchanges, fixed income pricing models and/or independent financial analysts; and ii) fixed commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.

(c)	Publicly traded common stock and limited partnerships in the energy and real estate sectors for purposes of total return. Investments include: i) energy and real estate securities generally valued at closing prices from national exchanges; and ii) commingled funds, private securities, and limited partnerships valued at unit values or net asset values provided by the investment managers, which are generally based on the fair value of the underlying investments.

(d)	Global balanced fund of equity, fixed income and real estate securities for purposes of meeting Canadian pension plan asset allocation policies and insurance and annuity contracts for purposes of providing a stable stream of income for retirees and to fund postretirement medical benefits. Fair values are derived from unit values provided by the investment managers, which are generally based on the fair value of the underlying investments and contract fair values from the providers.

The following table is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the years ended May 29, 2011 and May 30, 2010:

	Fiscal 2011
			Purchases, Sales
	Balance as of	Transfers	Issuances, and	Net	Balance as of
In Millions	May 30, 2010	In/(Out)	Settlements (Net)	Gain	May 29, 2011

Pension benefit plan assets:
Equity	$512.8	$2.4	$(48.1)	$101.4	$568.5
Fixed income	3.9	(0.9)	(4.3)	1.5	0.2
Real asset investments	298.7	—	16.0	42.2	356.9
Other investments	0.3	—	—	—	0.3

Fair value activity of pension level 3 plan assets	$815.7	$1.5	$(36.4)	$145.1	$925.9

Postretirement benefit plan assets:
Equity	$25.7	$—	$(3.7)	$4.3	$26.3
Fixed income	1.7	—	(1.5)	—	0.2
Real asset investments	14.6	—	(2.2)	1.2	13.6

Fair value activity of postretirement benefit level 3 plan assets:	$42.0	$—	$(7.4)	$5.5	$40.1

	Fiscal 2010
			Purchases, Sales
	Balance as of	Transfers	Issuances, and	Net	Balance as of
In Millions	May 31, 2009	In/(Out)	Settlements (Net)	Gain/(Loss)	May 30, 2010

Pension benefit plan assets:
Equity	$423.9	$—	$17.0	$71.9	$512.8
Fixed income	4.2	—	(1.2)	0.9	3.9
Real asset investments	275.2	—	25.0	(1.5)	298.7
Other investments	0.5	—	(0.3)	0.1	0.3

Fair value activity of pension level 3 plan assets	$703.8	$—	$40.5	$71.4	$815.7

Postretirement benefit plan assets:
Equity	$23.8	$—	$(1.5)	$3.4	$25.7
Fixed income	1.5	—	—	0.2	1.7
Real asset investments	17.0	—	(0.6)	(1.8)	14.6

Fair value activity of postretirement benefit level 3 plan assets:	$42.3	$—	$(2.1)	$1.8	$42.0

The net change in Level 3 assets attributable to unrealized gains at May 29, 2011, were $96.8 million for our pension plan assets, and $1.9 million for our postretirement plan assets.
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

Weighted-average asset allocations for the past two fiscal years for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans
	Fiscal Year		Fiscal Year
	2011	2010	2011	2010

Asset category:
United States equities	30.1%	32.6%	37.6%	37.3%
International equities	18.9	17.1	18.7	18.3
Private equities	13.5	14.7	7.3	9.9
Fixed income	23.9	22.4	30.1	28.1
Real assets	13.6	13.2	6.3	6.4

Total	100.0%	100.0%	100.0%	100.0%

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
Contributions and Future Benefit Payments
We do not expect to make contributions to our defined benefit, other postretirement, and postemployment benefits plans in fiscal 2012. Actual fiscal 2012 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2012 to 2021 as follows:

	Defined	Other
	Benefit	Postretirement	Medicare	Postemployment
	Pension	Benefit Plans	Subsidy	Benefit
In Millions	Plans	Gross Payments	Receipts	Plans

2012	$204.8	$58.6	$5.0	$18.4
2013	213.8	62.6	5.5	17.3
2014	223.3	64.6	6.0	16.3
2015	233.2	66.6	6.5	15.1
2016	243.8	39.6	7.1	14.4
2017-2021	1,402.3	387.7	38.9	66.6

Defined Contribution Plans
The General Mills Savings Plan is a defined contribution plan that covers domestic salaried, hourly, nonunion, and certain union employees. This plan is a 401(k) savings plan that includes a number of investment funds, including a Company stock fund and an Employee Stock Ownership Plan (ESOP). We sponsor another money purchase plan for certain domestic hourly employees with net assets of $18.1 million as of May 29, 2011, and $16.8 million as of May 30, 2010. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $41.8 million in fiscal 2011, $64.5 million in fiscal 2010, and $59.5 million in fiscal 2009.
We matched a percentage of employee contributions to the General Mills Savings Plan with a base match plus a variable year-end match that depended on annual results. Effective April 1, 2010, the company match is directed to investment options of the participant’s choosing. Prior to April 1, 2010, the company match was invested in Company stock in the ESOP. The number of shares of our common stock allocated to participants in the ESOP was 11.2 million as of May 29, 2011, and 11.9 million as of May 30, 2010.
The ESOP’s only assets are our common stock and temporary cash balances. The ESOP’s share of the total defined contribution expense was $53.7 million in fiscal 2010 and $50.6 million in fiscal 2009. The ESOP’s expense was calculated by the “shares allocated” method.

The Company stock fund and the ESOP held $648.1 million and $610.3 million of Company common stock as of May 29, 2011, and May 30, 2010.
NOTE 14. INCOME TAXES
The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2011	2010	2009

Earnings before income taxes and after-tax earnings from joint ventures:
United States	$2,144.8	$2,060.4	$1,717.5
Foreign	283.4	144.1	224.7

Total earnings before income taxes and after-tax earnings from joint ventures	$2,428.2	$2,204.5	$1,942.2

Income taxes:
Currently payable:
Federal	$370.0	$616.0	$457.8
State and local	76.9	87.4	37.3
Foreign	68.9	45.5	9.5

Total current	515.8	748.9	504.6

Deferred:
Federal	178.9	38.5	155.7
State and local	30.8	(4.9)	36.3
Foreign	(4.4)	(11.3)	23.8

Total deferred	205.3	22.3	215.8

Total income taxes	$721.1	$771.2	$720.4

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2011	2010	2009

United States statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.7	2.5	2.9
Foreign rate differences	(2.0)	(1.8)	(2.3)
Enactment date effect of health care reform	—	1.3	—
Court decisions and audit settlements	(3.7)	—	2.7
Domestic manufacturing deduction	(1.6)	(1.8)	(1.1)
Other, net	(0.7)	(0.2)	(0.1)

Effective income tax rate	29.7%	35.0%	37.1%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	May 29,	May 30,
In Millions	2011	2010

Accrued liabilities	$129.5	$148.5
Compensation and employee benefits	582.9	584.9
Pension liability	74.1	183.8
Tax credit carryforwards	62.0	—
Stock, partnership, and miscellaneous investments	500.6	474.9
Capital losses	92.1	93.1
Net operating losses	140.9	119.9
Other	123.7	150.7

Gross deferred tax assets	1,705.8	1,755.8
Valuation allowance	404.5	392.0

Net deferred tax assets	1,301.3	1,363.8

Brands	1,289.1	1,279.5
Fixed assets	394.6	307.6
Intangible assets	122.3	107.4
Tax lease transactions	63.0	68.7
Inventories	53.0	55.6
Stock, partnership, and miscellaneous investments	424.5	348.2
Unrealized hedges	34.9	11.4
Other	20.0	17.3

Gross deferred tax liabilities	2,401.4	2,195.7

Net deferred tax liability	$1,100.1	$831.9

In fiscal 2011, we changed the classification of certain gross deferred tax assets and liabilities to better reflect current components and reclassified the components for fiscal 2010 to conform to the current year presentation.
We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carry forward period to allow us to realize these deferred tax benefits.
Of the total valuation allowance of $404.5 million, $168.2 million relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition. Of the remaining valuation allowance, $92.1 million relates to capital loss carryforwards and $140.9 million relates to state and foreign operating loss carryforwards. We have approximately $60.2 million of U.S. foreign tax credit carryforwards for which no valuation allowance has been recorded. As of May 29, 2011, we believe it is more likely than not that the remainder of our deferred tax assets are realizable.
The carryforward periods on our foreign loss carryforwards are as follows: $102.0 million do not expire; $8.9 million expire in fiscal 2012 and 2013; and $18.3 million expire in fiscal 2014 and beyond.
We have not recognized a deferred tax liability for unremitted earnings of $2.4 billion from our foreign operations because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings will be remitted in a tax-free transaction. It is not practicable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested.
We are subject to federal income taxes in the United States as well as various state, local, and foreign jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our liabilities for income taxes reflect the most likely outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash.
The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. The IRS has completed its review of our federal income tax returns for fiscal years 2008 and prior and has proposed adjustments related to the amount of research and development tax credits claimed. We have appealed these proposed adjustments.
During fiscal 2011, we reached a settlement with the IRS concerning certain corporate income tax adjustments for fiscal years 2002 to 2008. The adjustments primarily relate to the amount of capital loss, depreciation, and amortization we reported as a result of the sale of noncontrolling interests in our GMC subsidiary. As a result, we recorded a $108.1 million reduction in our total liabilities for uncertain tax positions in fiscal 2011. We made payments totaling $385.3 million in fiscal 2011 related to this settlement. In addition, we made a payment of $17.6 million in fiscal 2009 related to adjustments made in connection with IRS audits of fiscal years 2004 to 2006.
During 2011, the Superior Court of the State of California issued an adverse decision concerning our state income tax apportionment calculations. As a result, we recorded an $11.5 million increase in our total liabilities for uncertain tax positions. We believe our positions are supported by substantial technical authority and have appealed this decision. We do not expect to make a payment related to this matter until it is definitively resolved.
In fiscal 2009, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing a district court decision rendered in fiscal 2008. As a result, we recorded $52.6 million (including interest) of income tax expense in fiscal 2009 related to the reversal of cumulative income tax benefits from this uncertain tax matter recognized in fiscal years 1992 through 2008. All outstanding liabilities associated with this matter were paid during fiscal 2011.
Various tax examinations by United States state taxing authorities could be conducted for any open tax year, which vary by jurisdiction, but are generally from 3 to 5 years. Currently, several state examinations are in progress. The Canada Revenue Agency (CRA) has completed its review of our income tax returns in Canada for fiscal years 2003 to 2005. The CRA has raised assessments for these years that we are currently appealing. We believe our positions are supported by substantial technical authority and are vigorously defending our positions. We do not anticipate that any United States or Canadian tax adjustments will have a significant impact on our financial position or results of operations.
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
The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2011. Approximately $152 million of this total represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain of the liabilities below would impact deferred taxes if recognized or are the result of stock compensation items impacting additional paid-in capital. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

	Fiscal Year
In Millions	2011	2010

Balance, beginning of year	$552.9	$570.1
Tax positions related to current year:
Additions	25.0	19.7
Tax positions related to prior years:
Additions	75.6	7.1
Reductions	(131.2)	(37.6)
Settlements	(287.9)	(1.9)
Lapses in statutes of limitations	(8.2)	(4.5)

Balance, end of year	$226.2	$552.9

As of May 29, 2011, we do not expect to pay any unrecognized tax benefit liabilities within the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes. The remaining amount of our unrecognized tax liability was classified in other liabilities.
We report accrued interest and penalties related to unrecognized tax benefit liabilities in income tax expense. For fiscal 2011, we recognized a net benefit of $10.5 million associated with tax-related net interest and penalties, and had $53.4 million of accrued interest and penalties as of May 29, 2011. For fiscal 2010, we recognized a net $16.2 million of tax-related interest and penalties, and had $174.8 million of accrued interest and penalties as of May 30, 2010.

NOTE 15. LEASES AND OTHER COMMITMENTS
An analysis of rent expense by type of property for operating leases follows:

	Fiscal Year
In Millions	2011	2010	2009

Warehouse space	$63.4	$55.7	$51.4
Equipment	32.1	30.6	39.1
Other	56.9	51.6	49.5

Total rent expense	$152.4	$137.9	$140.0

Some operating leases require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.
Noncancelable future lease commitments are:

	Operating	Capital
In Millions	Leases	Leases

2012	$74.4	$2.2
2013	52.5	1.8
2014	36.4	0.9
2015	26.1	0.5
2016	22.6	0.3
After 2016	49.4	0.2

Total noncancelable future lease commitments	$261.4	$5.9

Less: interest		(0.4)

Present value of obligations under capital leases		$5.5

These future lease commitments will be partially offset by estimated future sublease receipts of approximately $13 million. Depreciation on capital leases is recorded as depreciation expense in our results of operations.
As of May 29, 2011, we have issued guarantees and comfort letters of $591.2 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $340.6 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $261.4 million as of May 29, 2011.
We are involved in various claims, including environmental matters, arising in the ordinary course of business. In the opinion of management, the range of reasonably possible losses on these matters, either individually or in aggregate, will not have a material adverse effect on our financial position or results of operations.
NOTE 16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail, 68.3 percent of our fiscal 2011 consolidated net sales; International, 19.3 percent of our fiscal 2011 consolidated net sales; and Bakeries and Foodservice, 12.4 percent of our fiscal 2011 consolidated net sales.
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
In Canada, our major product categories are ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, and grain and fruit snacks. In markets outside North America, our product categories include super-premium ice cream and frozen desserts, refrigerated yogurt, grain snacks, shelf stable and frozen vegetables, refrigerated and frozen dough products, and dry dinners. Our International segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities are reported in the region or country where the end customer is located.
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
Operating profit for these segments excludes unallocated corporate items, restructuring, impairment, and other exit costs, and divestiture gains and losses. Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, annual contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.
As discussed in Note 1, at the beginning of fiscal 2011 we revised certain SG&A expense classifications between segment operating profit and unallocated corporate items and shifted selling responsibility for a customer from our Bakeries and Foodservice segment to the U.S. Retail segment. All prior period amounts have been restated to conform to the current period presentation.
Our operating segment results were as follows:

	Fiscal Year
In Millions	2011	2010	2009

Net sales:
U.S. Retail	$10,163.9	$10,209.8	$9,973.6
International	2,875.5	2,684.9	2,571.8
Bakeries and Foodservice	1,840.8	1,740.9	2,010.4

Total	$14,880.2	$14,635.6	$14,555.8

Operating profit:
U.S. Retail	$2,347.9	$2,385.2	$2,206.6
International	291.4	192.1	239.2
Bakeries and Foodservice	306.3	263.2	178.4

Total segment operating profit	2,945.6	2,840.5	2,624.2
Unallocated corporate items	184.1	203.0	342.5
Divestitures (gain), net	(17.4)	—	(84.9)
Restructuring, impairment, and other exit costs	4.4	31.4	41.6

Operating profit	$2,774.5	$2,606.1	$2,325.0

The following table provides financial information by geographic area:

	Fiscal Year
In Millions	2011	2010	2009

Net sales:
United States	$11,987.8	$11,934.4	$11,942.1
Non-United States	2,892.4	2,701.2	2,613.7

Total	$14,880.2	$14,635.6	$14,555.8

	May 29,	May 30,
In Millions	2011	2010

Cash and cash equivalents:
United States	$123.7	$66.1
Non-United States	495.9	607.1

Total	$619.6	$673.2

	May 29,	May 30,
In Millions	2011	2010

Land, buildings, and equipment:
United States	$2,752.1	$2,619.7
Non-United States	593.8	508.0

Total	$3,345.9	$3,127.7

NOTE 17. SUPPLEMENTAL INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	May 29,	May 30,
In Millions	2011	2010

Receivables:
From customers	$1,178.6	$1,057.4
Less allowance for doubtful accounts	(16.3)	(15.8)

Total	$1,162.3	$1,041.6

	May 29,	May 30,
In Millions	2011	2010

Inventories:
Raw materials and packaging	$286.2	$247.5
Finished goods	1,273.6	1,131.4
Grain	218.0	107.4
Excess of FIFO or weighted-average cost over LIFO cost (a)	(168.5)	(142.3)

Total	$1,609.3	$1,344.0

(a)	Inventories of $1,034.1 million as of May 29, 2011, and $958.3 million as of May 30, 2010, were valued at LIFO.

	May 29,	May 30,
In Millions	2011	2010

Prepaid expenses and other current assets:
Prepaid expenses	$161.0	$127.5
Accrued interest receivable, including interest rate swaps	29.0	64.9
Derivative receivables, primarily commodity-related	109.1	48.8
Other receivables	104.7	101.4
Grain contracts	57.3	11.4
Miscellaneous	22.4	24.5

Total	$483.5	$378.5

	May 29,	May 30,
In Millions	2011	2010

Land, buildings, and equipment:
Land	$61.2	$58.0
Buildings	1,777.7	1,653.8
Buildings under capital lease	25.0	19.6
Equipment	4,719.7	4,405.6
Equipment under capital lease	18.9	25.0
Capitalized software	367.7	318.7
Construction in progress	521.9	469.0

Total land, buildings, and equipment	7,492.1	6,949.7
Less accumulated depreciation	(4,146.2)	(3,822.0)

Total	$3,345.9	$3,127.7

	May 29,	May 30,
In Millions	2011	2010

Other assets:
Pension assets	$128.6	$2.2
Investments in and advances to joint ventures	519.1	398.1
Life insurance	87.2	88.2
Derivative receivables	13.3	130.1
Miscellaneous	114.3	144.8

Total	$862.5	$763.4

	May 29,	May 30,
In Millions	2011	2010

Other current liabilities:
Accrued payroll	$303.3	$331.4
Accrued interest	114.0	136.5
Accrued trade and consumer promotions	463.0	555.2
Accrued taxes	80.4	440.2
Derivative payable	34.8	18.1
Accrued customer advances	36.4	25.5
Grain contracts	28.7	12.7
Miscellaneous	260.9	242.6

Total	$1,321.5	$1,762.2

	May 29,	May 30,
In Millions	2011	2010

Other noncurrent liabilities:
Interest rate swaps	$22.2	$180.2
Accrued compensation and benefits, including obligations for underfunded other postretirement and postemployment benefit plans	1,412.8	1,588.1
Accrued income taxes	233.3	276.3
Miscellaneous	64.9	74.1

Total	$1,733.2	$2,118.7

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2011	2010	2009

Depreciation and amortization	$472.6	$457.1	$453.6
Research and development expense	235.0	218.3	208.2
Advertising and media expense (including production and communication costs)	843.7	908.5	732.1

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2011	2010	2009

Interest expense	$360.9	$374.5	$409.5
Capitalized interest	(7.2)	(6.2)	(5.1)
Interest income	(7.4)	(6.8)	(21.6)
Loss on debt repurchase	—	40.1	—

Interest, net	$346.3	$401.6	$382.8

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2011	2010	2009

Cash interest payments	$333.1	$384.1	$292.8
Cash paid for income taxes	699.3	672.5	395.3

In fiscal 2009, we acquired Humm Foods by issuing 1.8 million shares of our common stock to its shareholders, with a value of $55.0 million, as consideration. This acquisition is treated as a non-cash transaction in our Consolidated Statement of Cash Flows.

NOTE 18. QUARTERLY DATA (UNAUDITED)
Summarized quarterly data for fiscal 2011 and fiscal 2010 follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In Millions, Except Per	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
Share Amounts	2011	2010	2011	2010	2011	2010	2011	2010

Net sales	$3,533.1	$3,482.4	$4,066.6	$4,034.7	$3,646.2	$3,589.3	$3,634.3	$3,529.2
Gross margin	1,524.3	1,440.8	1,634.0	1,728.3	1,430.8	1,359.8	1,364.4	1,271.3
Net earnings attributable to General Mills (a)	472.1	420.6	613.9	565.5	392.1	332.5	320.2	211.9
EPS:
Basic	$0.73	$0.64	$0.96	$0.86	$0.61	$0.50	$0.50	$0.32
Diluted	$0.70	$0.62	$0.92	$0.83	$0.59	$0.48	$0.48	$0.31
Dividends per share	$0.28	$0.24	$0.28	$0.23	$0.28	$0.25	$0.28	$0.24
Market price of common stock:
High	$38.93	$30.20	$37.54	$34.56	$37.20	$36.18	$39.95	$36.96
Low	$33.57	$25.59	$34.99	$28.99	$34.60	$34.00	$35.99	$34.74

(a)	Net earnings in the fourth quarter of fiscal 2010 included interest expense of $40.1 million related to the repurchase of certain notes and a non-cash income tax charge of $35.0 million resulting from a change in deferred tax assets.

Glossary
AOCI. Accumulated other comprehensive income (loss).
Average total capital. Used for calculating return on average total capital. Notes payable, long-term debt including current portion, noncontrolling interests, and stockholders’ equity, excluding AOCI and certain after-tax earnings adjustments. The average is calculated using the average of the beginning of fiscal year and end of fiscal year Consolidated Balance Sheet amounts for these line items.
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
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 29, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 29, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 29, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of May 29, 2011.
KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board and Chief	Executive Vice President and Chief
Executive Officer	Financial Officer
July 8, 2011
Our registered public accounting firm’s attestation report on our internal control over financial reporting is included in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

ITEM 9B	Other Information
None.
PART III

ITEM 10	Directors, Executive Officers and Corporate Governance
The information contained in the sections entitled “Proposal Number 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.
Information regarding our executive officers is set forth in Item 1 of this report.
The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information contained in the sections entitled “Executive Compensation,” “Director Compensation and Benefits” and “Compensation Risk Assessment” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the sections entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence
The information set forth in the sections entitled “Board Independence” and “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14	Principal Accounting Fees and Services
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

ITEM 15	Exhibits, Financial Statement Schedules
1.	Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009.

Consolidated Balance Sheets as of May 29, 2011, and May 30, 2010.

Consolidated Statements of Cash Flows for the fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009.

Consolidated Statements of Total Equity and Comprehensive Income for the fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedule:

For the fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009:

II – Valuation and Qualifying Accounts

3.	Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

3.2	By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2008).

4.1	Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank National Association (f/k/a First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).

4.2	First Supplemental Indenture, dated as of May 18, 2009, between the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.1*	1996 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.2*	1998 Employee Stock Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.3*	1998 Senior Management Stock Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.4*	2001 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.5*	2003 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.6*	2005 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.7*	2006 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.8*	2007 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.9*	2009 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.10*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

Exhibit No.	Description
10.11*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2010).

10.12*	Separation Pay and Benefits Program for Officers (incorporated herein by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.13*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.14*	Supplemental Retirement Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.15*	2005 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.16*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.17*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.18*	Executive Medical Plan.

10.19*	Executive Survivor Income Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.20*	Aircraft Time Sharing Agreement, dated December 12, 2007, between General Mills Sales, Inc. and Kendall J. Powell (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 14, 2007).

10.21*	Supplemental Benefits Trust Agreement, amended and restated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.22*	Supplemental Benefits Trust Agreement, dated as of September 26, 1988, between the Registrant and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.23	Agreements, dated November 29, 1989, by and between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.24	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

10.25	Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).

10.26	Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.27	Addenda Nos. 4 and 5 to the Protocol of Cereal Partners Worldwide between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.28	Addendum No. 10 to the Protocol of Cereal Partners Worldwide, dated January 1, 2010, among the Registrant, Nestle S.A. and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010).

Exhibit No.	Description
10.29	Five-Year Credit Agreement, dated as of October 9, 2007, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 15, 2007).

10.30	Amendment to Credit Agreements, dated as of October 31, 2007, among the Registrant, various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 25, 2007).

10.31	Amendment No. 2, dated as of October 21, 2010, to Five-Year Credit Agreement, dated as of October 9, 2007, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 27, 2010).

10.32	Three-Year Credit Agreement, dated as of October 21, 2010, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 27, 2010).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2011 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Total Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements and (iv) Schedule II — Valuation of Qualifying Accounts.

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

GENERAL MILLS, INC.
Dated: July 8, 2011	By:	/s/ Roderick A. Palmore
		Name:	Roderick A. Palmore
		Title:	Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendall J. Powell	Chairman of the Board, Chief Executive Officer and	July 8, 2011
Kendall J. Powell	Director (Principal Executive Officer)

/s/ Donal L. Mulligan	Executive Vice President and Chief Financial Officer	July 8, 2011
Donal L. Mulligan	(Principal Financial Officer)

/s/ Richard O. Lund	Vice President, Controller	July 8, 2011
Richard O. Lund	(Principal Accounting Officer)

/s/ Bradbury H. Anderson	Director	July 8, 2011
Bradbury H. Anderson

/s/ R. Kerry Clark	Director	July 8, 2011
R. Kerry Clark

/s/ Paul Danos	Director	July 8, 2011
Paul Danos

/s/ William T. Esrey	Director	July 8, 2011
William T. Esrey

/s/ Raymond V. Gilmartin	Director	July 8, 2011
Raymond V. Gilmartin

/s/ Judith Richards Hope	Director	July 8, 2011
Judith Richards Hope

/s/ Heidi G. Miller	Director	July 8, 2011
Heidi G. Miller

/s/ Hilda Ochoa-Brillembourg	Director	July 8, 2011
Hilda Ochoa-Brillembourg

/s/ Steve Odland	Director	July 8, 2011
Steve Odland

/s/ Michael D. Rose	Director	July 8, 2011
Michael D. Rose

/s/ Robert L. Ryan	Director	July 8, 2011
Robert L. Ryan

/s/ Dorothy A. Terrell	Director	July 8, 2011
Dorothy A. Terrell

General Mills, Inc. and Subsidiaries
Schedule II – Valuation of Qualifying Accounts

	Fiscal Year
In Millions	2011	2010	2009

Allowance for doubtful accounts:
Balance at beginning of year	$15.8	$17.8	$16.4
Additions charged to expense	12.7	1.9	13.8
Bad debt write-offs	(12.1)	(1.6)	(13.0)
Other adjustments and reclassifications	(0.1)	(2.3)	0.6

Balance at end of year	$16.3	$15.8	$17.8

Valuation allowance for deferred tax assets:
Balance at beginning of year	$392.0	$440.4	$521.5
Additions charged to expense	12.0	7.3	2.0
Adjustments to acquisition, translation amounts, and other	0.5	(55.7)	(83.1)

Balance at end of year	$404.5	$392.0	$440.4

Reserve for restructuring and other exit charges:
Balance at beginning of year	$10.8	$18.8	$7.9
Additions charged to expense, including translation amounts	—	1.0	15.8
Net amounts utilized for restructuring activities	(3.6)	(9.0)	(4.9)

Balance at end of year	$7.2	$10.8	$18.8

Reserve for LIFO valuation:
Balance at beginning of year	$142.3	$149.3	$125.8
(Decrease) Increase	26.2	(7.0)	23.5

Balance at end of year	$168.5	$142.3	$149.3

Exhibit Index

Exhibit No.	Description
10.18	Executive Medical Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2011 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Total Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements and (iv) Schedule II — Valuation of Qualifying Accounts.