Form 10-Q
period 2011-08-28
GENERAL MILLS INC
filed 2011-09-21
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 28, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard	55426
Minneapolis, Minnesota	(Zip Code)
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

Number of shares of Common Stock outstanding as of September 9, 2011: 643,457,394 (excluding 111,155,934 shares held in the treasury).

General Mills, Inc.

		Page

PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarters ended August 28, 2011, and August 29, 2010	3
	Consolidated Balance Sheets as of August 28, 2011, and May 29, 2011	4
	Consolidated Statements of Total Equity, Comprehensive Income, and Redeemable Interest for the quarter ended August 28, 2011, and the fiscal year ended May 29, 2011	5
	Consolidated Statements of Cash Flows for the quarters ended August 28, 2011, and August 29, 2010	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	32

Signatures		33

Exhibit 12.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 28, 2011	Aug. 29, 2010
Net sales	$3,847.6	$3,533.1

Cost of sales	2,401.1	2,008.8

Selling, general, and administrative expenses	807.5	762.9

Restructuring, impairment, and other exit costs	0.1	1.0

Operating profit	638.9	760.4

Interest, net	85.4	90.3

Earnings before income taxes and after-tax earnings from joint ventures	553.5	670.1

Income taxes	177.5	223.0

After-tax earnings from joint ventures	28.3	26.5

Net earnings, including earnings attributable to redeemable and noncontrolling interests	404.3	473.6

Net earnings (loss) attributable to redeemable and noncontrolling interests	(1.3)	1.5

Net earnings attributable to General Mills	$405.6	$472.1

Earnings per share - basic	$0.63	$0.73

Earnings per share - diluted	$0.61	$0.70

Dividends per share	$0.305	$0.280

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Aug. 28, 2011	May 29, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$338.2	$619.6
Receivables	1,504.0	1,162.3
Inventories	1,788.1	1,609.3
Deferred income taxes	13.4	27.3
Prepaid expenses and other current assets	452.7	483.5

Total current assets	4,096.4	3,902.0

Land, buildings, and equipment	3,565.2	3,345.9
Goodwill	8,301.4	6,750.8
Other intangible assets	4,935.8	3,813.3
Other assets	994.4	862.5

Total assets	$21,893.2	$18,674.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,181.9	$995.1
Current portion of long-term debt	1,125.9	1,031.3
Notes payable	1,022.7	311.3
Other current liabilities	1,553.5	1,321.5

Total current liabilities	4,884.0	3,659.2

Long-term debt	5,901.1	5,542.5
Deferred income taxes	1,417.1	1,127.4
Other liabilities	1,777.6	1,733.2

Total liabilities	13,979.8	12,062.3

Redeemable interest	904.4	—
Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,293.0	1,319.8
Retained earnings	9,396.6	9,191.3
Common stock in treasury, at cost, shares of 110.3 and 109.8	(3,251.1)	(3,210.3)
Accumulated other comprehensive loss	(1,014.7)	(1,010.8)

Total stockholders’ equity	6,499.3	6,365.5

Noncontrolling interests	509.7	246.7

Total equity	7,009.0	6,612.2

Total liabilities and equity	$21,893.2	$18,674.5

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity, Comprehensive Income, and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued			Treasury			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings		Non-controlling Interests	Total Equity	Redeemable Interest	Total Comprehensive Income (Loss)

Balance as of May 30, 2010	754.6	$75.5	$1,307.1	(98.1)	$(2,615.2)	$8,122.4	$(1,486.9)	$245.1	$5,648.0
Comprehensive income:
Net earnings, including earnings attributable to redeemable and noncontrolling interests						1,798.3		5.2	1,803.5		$1,803.5
Other comprehensive income							476.1	0.7	476.8		476.8

Total comprehensive income									2,280.3		2,280.3
Cash dividends declared ($1.12 per share)						(729.4)			(729.4)
Stock compensation plans (includes income tax benefits of $106.2)			(22.2)	20.1	568.4				546.2
Shares purchased				(31.8)	(1,163.5)				(1,163.5)
Unearned compensation related to restricted stock unit awards			(70.4)						(70.4)
Distributions to noncontrolling interest holders								(4.3)	(4.3)
Earned compensation			105.3						105.3

Balance as of May 29, 2011	754.6	75.5	1,319.8	(109.8)	(3,210.3)	9,191.3	(1,010.8)	246.7	6,612.2
Comprehensive income:
Net earnings (loss), including earnings attributable to redeemable and noncontrolling interests						405.6		0.3	405.9	$(1.6)	404.3
Other comprehensive (loss)							(3.9)	(0.5)	(4.4)	(4.3)	(8.7)

Total comprehensive income (loss)									401.5	(5.9)	395.6
Cash dividends declared ($0.305 per share)						(200.3)			(200.3)
Stock compensation plans (includes income tax benefits of $12.4)			19.7	2.5	69.1				88.8
Shares purchased				(3.0)	(109.9)				(109.9)
Unearned compensation related to restricted stock unit awards			(85.1)						(85.1)
Addition of redeemable and noncontrolling interest from acquisitions								263.8	263.8	904.4
Increase (decrease) in fair value of redeemable interest			(5.9)						(5.9)	5.9
Distributions to noncontrolling interest holders								(0.6)	(0.6)
Earned compensation			44.5						44.5

Balance as of Aug. 28, 2011	754.6	$75.5	$1,293.0	(110.3)	$(3,251.1)	$9,396.6	$(1,014.7)	$509.7	$7,009.0	$904.4

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 28, 2011	Aug. 29, 2010
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$404.3	$473.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	125.5	111.3
After-tax earnings from joint ventures	(28.3)	(26.5)
Stock-based compensation	44.5	37.9
Deferred income taxes	22.3	22.4
Tax benefit on exercised options	(12.4)	(35.0)
Distributions of earnings from joint ventures	31.6	21.5
Pension and other postretirement benefit plan contributions	(3.9)	(2.4)
Pension and other postretirement benefit plan expense	19.4	18.3
Restructuring, impairment, and other exit costs (income)	(0.9)	(1.0)
Changes in current assets and liabilities, excluding the effects of acquisitions	(134.8)	(406.1)
Other, net	(26.5)	(36.4)

Net cash provided by operating activities	440.8	177.6

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(132.8)	(132.6)
Acquisitions, net of cash acquired	(900.1)	—
Investments in affiliates, net	—	(1.9)
Proceeds from disposal of land, buildings, and equipment	0.3	1.8
Exchangeable note	(131.6)	—
Other, net	6.5	12.5

Net cash used by investing activities	(1,157.7)	(120.2)

Cash Flows - Financing Activities
Change in notes payable	712.6	299.0
Issuance of long-term debt	—	500.0
Payment of long-term debt	(6.6)	(1.8)
Proceeds from common stock issued on exercised options	24.0	88.1
Tax benefit on exercised options	12.4	35.0
Purchases of common stock for treasury	(109.9)	(788.4)
Dividends paid	(200.3)	(184.1)
Other, net	(0.3)	(5.1)

Net cash provided (used) by financing activities	431.9	(57.3)

Effect of exchange rate changes on cash and cash equivalents	3.6	23.7

Increase (decrease) in cash and cash equivalents	(281.4)	23.8
Cash and cash equivalents - beginning of year	619.6	673.2

Cash and cash equivalents - end of period	$338.2	$697.0

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(156.9)	$(121.1)
Inventories	(135.3)	(316.0)
Prepaid expenses and other current assets	55.5	(6.0)
Accounts payable	70.9	76.1
Other current liabilities	31.0	(39.1)

Changes in current assets and liabilities	$(134.8)	$(406.1)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended August 28, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2012.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2011. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K, in addition to the policy noted below.

Redeemable Interest

Sodiaal International (Sodiaal) holds a 49 percent redeemable interest in Yoplait S.A.S., a consolidated entity. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. This put option requires us to classify Sodiaal’s interest as a redeemable interest outside of equity on our consolidated balance sheets for as long as the put is exercisable by Sodiaal. When the put is no longer exercisable, the redeemable interest will be reclassified to noncontrolling interests on our consolidated balance sheets. We adjust the value of the redeemable interest through additional paid-in capital on our consolidated balance sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long range plan, capital spending, depreciation and taxes, foreign currency rates, and a discount rate.

(2) Acquisitions and Divestitures

On July 1, 2011, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. from PAI Partners and Sodiaal for an aggregate purchase price of $1.2 billion. Yoplait S.A.S. operates yogurt businesses in several countries, including France, Canada, and the United Kingdom, and oversees franchise relationships around the world. Yoplait Marques S.A.S. holds the worldwide rights to Yoplait and related trademarks. We consolidated both entities into our consolidated balance sheets and recorded goodwill of $1.5 billion. Indefinite lived intangible assets acquired include brands of $437.3 million and $119.2 million of other intangible assets. Finite lived intangible assets acquired include franchise agreements of $440.2 million and customer relationships of $130.9 million. In addition, we purchased a zero coupon exchangeable note due in 2016 from Sodiaal with a notional amount of $131.6 million and a fair value of $110.9 million. As of the date of the acquisition, the pro forma effects of this acquisition were not material.

We have conducted a preliminary assessment of certain liabilities related to the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. We are continuing our review of these liabilities during the measurement period, and if new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of these liabilities.

(3) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during fiscal 2012 were as follows:

In Millions	U.S. Retail	International	Bakeries and Foodservice	Joint Ventures	Total

Balance as of May 29, 2011	$5,142.9	$162.6	$921.1	$524.2	$6,750.8
Acquisitions	562.1	982.6	—	—	1,544.7
Other activity, primarily foreign currency translation	—	(0.7)	—	6.6	5.9

Balance as of Aug. 28, 2011	$5,705.0	$1,144.5	$921.1	$530.8	$8,301.4

The changes in the carrying amount of other intangible assets during fiscal 2012 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total

Balance as of May 29, 2011	$3,242.5	$497.9	$72.9	$3,813.3
Acquisitions	—	1,127.6	—	1,127.6
Other activity, primarily foreign currency translation	(0.9)	(4.8)	0.6	(5.1)

Balance as of Aug. 28, 2011	$3,241.6	$1,620.7	$73.5	$4,935.8

(4) Inventories

The components of inventories were as follows:

In Millions	Aug. 28, 2011	May 29, 2011

Raw materials and packaging	$363.4	$286.2
Finished goods	1,469.5	1,273.6
Grain	181.1	218.0
Excess of FIFO or weighted-average cost over LIFO cost	(225.9)	(168.5)

Total	$1,788.1	$1,609.3

(5) Financial Instruments, Risk Management Activities, and Fair Values

Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of August 28, 2011, and May 29, 2011, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
In Millions	Aug. 28, 2011	May 29, 2011	Aug. 28, 2011	May 29, 2011	Aug. 28, 2011	May 29, 2011	Aug. 28, 2011	May 29, 2011

Available for sale:
Debt securities	$8.6	$8.9	$8.8	$9.0	$0.2	$0.1	$—	$—
Equity securities	2.0	2.0	5.5	6.0	3.6	4.0	—	—

Total	$10.6	$10.9	$14.3	$15.0	$3.8	$4.1	$—	$—

For the first quarter of fiscal 2012, there were no gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive loss (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available for Sale
In Millions	Cost	Market Value

Under 1 year (current)	$2.3	$2.4
From 1 to 3 years	1.1	1.0
From 4 to 7 years	4.9	5.1
Over 7 years	0.3	0.3
Equity securities	2.0	5.5

Total	$10.6	$14.3

Cash, cash equivalents, and marketable securities totaling $7.0 million as of August 28, 2011, were pledged as collateral for certain derivative contracts.

The fair values and carrying amounts of long-term debt, including the current portion, were $7,726.7 million and $7,027.0 million, respectively, as of August 28, 2011. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments.

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

Unallocated corporate items for the quarters ended August 28, 2011, and August 29, 2010, included:

	Quarter Ended
In Millions	Aug. 28, 2011	Aug. 29, 2010

Net gain (loss) on mark-to-market valuation of commodity positions	$(15.4)	$40.1
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	(12.4)	7.2
Net mark-to-market revaluation of certain grain inventories	(9.9)	24.6

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(37.7)	$71.9

As of August 28, 2011, the net notional value of commodity derivatives was $671.1 million, of which $482.9 million related to agricultural inputs and $188.2 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

Interest Rate Risk. We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include U.S. Treasury rates, LIBOR, Euribor, and commercial paper rates in the United States and Europe. We use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million as of August 28, 2011.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million as of August 28, 2011.

During the first quarter of fiscal 2012, we entered into $300.0 million of forward starting swaps with an average fixed rate of 2.7 percent in advance of a planned debt financing.

During the fourth quarter of fiscal 2011, we entered into swaps to convert $300.0 million of 1.55 percent fixed-rate notes due May 16, 2014, to floating rates. We also entered into $500.0 million of forward starting swaps with an average fixed rate of 3.9 percent in advance of a planned debt financing.

During the fourth quarter of fiscal 2010, in advance of a planned debt financing, we entered into $500 million of treasury lock derivatives with an average fixed rate of 4.3 percent. All of these treasury locks were cash settled for $17.1 million during the first quarter of fiscal 2011, coincident with the issuance of our $500 million 30-year fixed-rate notes. As of August 28, 2011, a $16.1 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

As of August 28, 2011, a $12.2 million pre-tax loss on cash settled interest rate swaps for our $1.0 billion 10-year note issued January 24, 2007 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate swaps. Average floating rates are based on rates as of the end of the reporting period.

In Millions	Aug. 28, 2011	May 29, 2011

Pay-floating swaps - notional amount	$838.0	$838.0
Average receive rate	1.8%	1.8%
Average pay rate	0.2%	0.2%
Pay-fixed forward starting swaps - notional amount	$800.0	$500.0

The swap contracts mature at various dates from fiscal 2012 to 2014 as follows:

In Millions	Pay Floating	Pay Fixed

2012	$3.4	$800.0
2013	534.6	—
2014	300.0	—

Total	$838.0	$800.0

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

As of August 28, 2011, the notional value of foreign exchange derivatives was $1,031.7 million. The amount of hedge ineffectiveness was less than $1 million as of August 28, 2011.

We also have many net investments in foreign subsidiaries that are denominated in euros. We hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of August 28, 2011, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.

Fair Value Measurements and Financial Statement Presentation

We categorize assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.

The fair values of our assets, liabilities, and derivative positions recorded at fair value as of August 28, 2011 and May 29, 2011, were as follows:

	Aug. 28, 2011				Aug. 28, 2011
	Fair Values of Assets				Fair Values of Liabilities

In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$12.9	$—	$12.9	$—	$(72.5)	$—	$(72.5)
Foreign exchange contracts (c) (d)	—	11.2	—	11.2	—	(11.5)	—	(11.5)

Total	—	24.1	—	24.1	—	(84.0)	—	(84.0)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	1.6	—	1.6	—	(0.6)	—	(0.6)
Foreign exchange contracts (c) (d)	—	48.2	—	48.2	—	(6.4)	—	(6.4)
Commodity contracts (c) (e)	24.8	7.7	—	32.5	—	(0.4)	—	(0.4)
Grain contracts (c) (e)	—	44.8	—	44.8	—	(32.5)	—	(32.5)

Total	24.8	102.3	—	127.1	—	(39.9)	—	(39.9)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.5	8.8	—	14.3	—	—	—	—

Total	5.5	8.8	—	14.3	—	—	—	—

Total assets, liabilities, and derivative positions recorded at fair value	$30.3	$135.2	$—	$165.5	$—	$(123.9)	$—	$(123.9)

	May 29, 2011				May 29, 2011
	Fair Values of Assets				Fair Values of Liabilities

In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$11.2	$—	$11.2	$—	$(21.3)	$—	$(21.3)
Foreign exchange contracts (c) (d)	—	10.1	—	10.1	—	(14.9)	—	(14.9)

Total	—	21.3	—	21.3	—	(36.2)	—	(36.2)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	2.2	—	2.2	—	(0.9)	—	(0.9)
Foreign exchange contracts (c) (d)	—	57.1	—	57.1	—	(19.9)	—	(19.9)
Commodity contracts (c) (e)	14.6	16.3	—	30.9	—	—	—	—
Grain contracts (c) (e)	—	61.1	—	61.1	—	(29.0)	—	(29.0)

Total	14.6	136.7	—	151.3	—	(49.8)	—	(49.8)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.9	9.1	—	15.0	—	—	—	—

Total	5.9	9.1	—	15.0	—	—	—	—

Total assets, liabilities, and derivative positions recorded at fair value	$20.5	$167.1	$—	$187.6	$—	$(86.0)	$—	$(86.0)

(a)	These contracts and investments are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, net investment hedges, and other derivatives not designated as hedging instruments for the quarters ended August 28, 2011 and August 29, 2010, was as follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 28, 2011	Aug. 29, 2010	Aug. 28, 2011	Aug. 29, 2010	Aug. 28, 2011	Aug. 29, 2010	Aug. 28, 2011	Aug. 29, 2010
Derivatives in Cash Flow Hedging Relationships:

Amount of loss recognized in other comprehensive income (OCI) (a)	$(51.0)	$—	$(2.3)	$(7.4)	$—	$—	$(53.3)	$(7.4)

Amount of loss reclassified from AOCI into earnings (a) (b)	(1.2)	(3.3)	(3.9)	(5.6)	—	—	(5.1)	(8.9)

Amount of gain (loss) recognized in earnings (c) (d)	(0.2)	—	(0.1)	0.3	—	—	(0.3)	0.3

Derivatives in Fair Value Hedging Relationships:

Amount of net loss recognized in earnings (e)	(0.1)	—	—	—	—	—	(0.1)	—

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (e)	—	(4.2)	(18.4)	(3.6)	(15.4)	40.1	(33.8)	32.3

(a)	Effective portion.

(b)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in SG&A expenses for foreign exchange contracts.

(e)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of August 28, 2011, totaled $60.9 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized losses from foreign currency cash flow hedges recorded in AOCI as of August 28, 2011, were $2.7 million after-tax. The net amount of pre-tax gains and losses in AOCI as of August 28, 2011, that we expect to be reclassified into net earnings within the next 12 months is $12.5 million of expense.

Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on August 28, 2011, was $14.3 million. We have posted collateral of $4.7 million in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on August 28, 2011, we would be required to post an additional $9.6 million of collateral to counterparties.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $44.6 million against which we do not hold any collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

(6) Debt

The components of notes payable were as follows:

In Millions	Aug. 28, 2011	May 29, 2011

U.S. commercial paper	$885.1	$192.5
Financial institutions	137.6	118.8

Total	$1,022.7	$311.3

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2013. We also have $396.7 million in uncommitted credit lines that support our foreign operations. As of August 28, 2011, there were no amounts outstanding on the fee-paid committed credit lines and $137.6 million was drawn on the uncommitted lines.

In the first quarter of fiscal 2012, as part of our acquisition of Yoplait S.A.S., we consolidated $457.9 million of Euribor-based floating-rate bank debt due at various dates through December 2012. Interest is reset and paid quarterly.

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

Certain of our long-term debt agreements contain restrictive covenants. As of August 28, 2011, we were in compliance with all of these covenants.

(7) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. We consolidate both entities into our consolidated financial statements.

On the acquisition date, we recorded the $263.8 million fair value of Sodiaal’s 50 percent interest in Yoplait Marques S.A.S. as a noncontrolling interest on our consolidated balance sheets. Yoplait Marques S.A.S. earns a royalty stream through a licensing agreement with Yoplait S.A.S. for the rights to use the Yoplait and related trademarks. Yoplait Marques S.A.S. pays dividends annually based on its available cash as of its fiscal year end.

On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent interest in Yoplait S.A.S. as a redeemable interest on our consolidated balance sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us once per year at fair value up to a maximum of 9 years. We adjust the value of the redeemable interest through additional paid-in capital on our consolidated balance sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market determined prices through July 1, 2021.

(8) Stockholders’ Equity

The following table provides details of total comprehensive income (loss):

	Quarter Ended Aug. 28, 2011					Quarter Ended Aug. 29, 2010
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net

Net earnings (loss), including earnings attributable to redeemable and noncontrolling interests			$405.6	$0.3	$(1.6)			$472.1	$1.5	$—

Other comprehensive income (loss):
Foreign currency translation	$3.6	$—	3.6	(0.5)	(3.4)	$82.1	$—	82.1	0.7	—
Other fair value changes:
Securities	(0.4)	0.2	(0.2)	—	—	(2.0)	0.7	(1.3)	—	—
Hedge derivatives	(52.1)	21.2	(30.9)	—	(0.9)	(7.4)	0.1	(7.3)	—	—
Reclassification to earnings:
Hedge derivatives	5.1	(2.0)	3.1	—	—	8.9	(3.4)	5.5	—	—
Amortization of losses and prior service costs	32.9	(12.4)	20.5	—	—	27.3	(10.3)	17.0	—	—

Other comprehensive income (loss)	$(10.9)	7.0	(3.9)	(0.5)	(4.3)	$108.9	(12.9)	96.0	0.7	—

Total comprehensive income (loss)			$401.7	$(0.2)	$(5.9)			$568.1	$2.2	$—

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Aug. 28, 2011	May 29, 2011

Foreign currency translation adjustments	$556.8	$553.2
Unrealized gain (loss) from:
Securities	1.8	2.0
Hedge derivatives	(63.6)	(35.8)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,490.1)	(1,509.5)
Prior service costs	(19.6)	(20.7)

Accumulated other comprehensive loss	$(1,014.7)	$(1,010.8)

(9) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 64 to 67 of our Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
In Millions	Aug. 28, 2011	Aug. 29, 2010

Compensation expense related to stock-based payments	$46.5	$56.6

As of August 28, 2011, unrecognized compensation expense related to non-vested stock options and restricted stock units was $228.6 million. This expense will be recognized over 25 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
In Millions	Aug. 28, 2011	Aug. 29, 2010

Net cash proceeds	$24.0	$88.3
Intrinsic value of options exercised	$13.8	$70.0

We estimate the fair value of each option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on page 65 in our Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 28, 2011	Aug. 29, 2010

Estimated fair values of stock options granted	$5.89	$4.08
Assumptions:
Risk-free interest rate	2.9%	3.0%
Expected term	8.5 years	8.5 years
Expected volatility	17.6%	18.5%
Dividend yield	3.3%	3.0%

Information on stock option activity follows:

	Options (Thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)

Balance as of May 29, 2011	67,547.3	$26.82
Granted	3,932.2	37.21
Exercised	(1,061.8)	24.25
Forfeited or expired	(34.3)	31.04

Outstanding as of Aug. 28, 2011	70,383.4	$27.43	4.87	$656.6

Exercisable as of Aug. 28, 2011	48,430.6	$24.96	3.41	$567.7

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value

Non-vested as of May 29, 2011	9,169.9	$30.92	437.2	$31.01	4,515.1	$31.58
Granted	2,541.4	37.20	89.3	37.21	—	—
Vested	(2,573.9)	29.48	(81.2)	28.99	(71.8)	31.26
Forfeited	(92.2)	31.94	(13.8)	31.77	(33.1)	31.86

Non-vested as of Aug. 28, 2011	9,045.2	$33.09	431.5	$32.65	4,410.2	$31.59

The total grant-date fair value of restricted stock unit awards that vested in the quarter ended August 28, 2011 was $80.5 million, and restricted stock units with a grant-date fair value of $72.3 million vested in the quarter ended August 29, 2010.

(10) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
In Millions, Except per Share Data	Aug. 28, 2011	Aug. 29, 2010

Net earnings attributable to General Mills	$405.6	$472.1

Average number of common shares - basic EPS	647.9	647.3
Incremental share effect from: (a)
Stock options	14.4	17.8
Restricted stock, restricted stock units, and other	4.7	6.8

Average number of common shares - diluted EPS	667.0	671.9

Earnings per share - basic	$0.63	$0.73
Earnings per share - diluted	$0.61	$0.70

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended
In Millions	Aug. 28, 2011	Aug. 29, 2010

Anti-dilutive stock options and restricted stock units	7.7	5.1

(11) Share Repurchases

During the first quarter of fiscal 2012, we repurchased 3.0 million shares of common stock for an aggregate purchase price of $109.9 million. During the first quarter of fiscal 2011, we repurchased 21.4 million shares of common stock for an aggregate purchase price of $788.4 million.

(12) Interest, Net

The components of interest were as follows:

	Quarter Ended
Expense (Income), in Millions	Aug. 28, 2011	Aug. 29, 2010

Interest expense	$89.7	$93.8
Capitalized interest	(2.5)	(2.1)
Interest income	(1.8)	(1.4)

Interest, net	$85.4	$90.3

(13) Statements of Cash Flows

During the quarter ended August 28, 2011, we made net cash interest payments of $129.8 million, compared to $101.1 million in the same period last year. Also, in the quarter ended August 28, 2011, we made tax payments of $37.0 million, compared to $27.8 million in the same period last year. In addition, we acquired interests in Yoplait S.A.S. and Yoplait Marques S.A.S. for $1.2 billion including $261.3 million of non-cash consideration for debt assumed.

(14) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment expense were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 28, 2011	Aug. 29, 2010	Aug. 28, 2011	Aug. 29, 2010	Aug. 28, 2011	Aug. 29, 2010

Service cost	$28.5	$25.4	$4.5	$4.6	$1.9	$2.0
Interest cost	59.4	57.6	13.9	15.0	1.2	1.3
Expected return on plan assets	(110.0)	(102.2)	(8.9)	(8.3)	—	—
Amortization of losses	27.1	20.4	3.6	3.6	0.4	0.5
Amortization of prior service costs (credits)	2.1	2.3	(0.8)	(0.1)	0.5	0.6
Other adjustments	—	—	—	—	2.3	2.0

Net expense	$7.1	$3.5	$12.3	$14.8	$6.3	$6.4

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

Our International segment consists of retail and foodservice businesses outside of the United States. In Canada, our major product categories are ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, refrigerated yogurt, and grain and fruit snacks. In markets outside North America, our product categories include super-premium ice cream and frozen desserts, refrigerated yogurt, grain snacks, shelf stable and frozen vegetables, refrigerated and frozen dough products, and dry dinners. Our International segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer is located.

In our Bakeries and Foodservice segment our major product categories are ready-to-eat cereals, snacks, yogurt, frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

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

Our operating segment results were as follows:

	Quarter Ended
In Millions	Aug. 28, 2011	Aug. 29, 2010

Net sales:
U.S. Retail	$2,510.3	$2,446.6
International	856.3	659.8
Bakeries and Foodservice	481.0	426.7

Total	$3,847.6	$3,533.1

Operating profit:
U.S. Retail	$585.2	$614.6
International	80.7	62.0
Bakeries and Foodservice	61.4	72.5

Total segment operating profit	727.3	749.1

Unallocated corporate items	88.3	(12.3)
Restructuring, impairment, and other exit costs	0.1	1.0

Operating profit	$638.9	$760.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2011, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in a glossary on page 29 of this report.

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter Results

For the first quarter of fiscal 2012, net sales grew 9 percent to $3,848 million and total segment operating profit of $727 million was 3 percent lower than the first quarter of fiscal 2011. Diluted earnings per share (EPS) was down 13 percent and diluted EPS excluding certain items affecting comparability was flat compared to the first quarter of fiscal 2011. (See page 28 for a discussion of measures not defined by GAAP).

Net sales growth of 9 percent for the first quarter of fiscal 2012 was the result of 5 percentage points of growth from net price realization and mix and 2 percentage points from foreign currency exchange. Volume growth contributed 2 percentage points of net sales growth, including 5 percentage points resulting from one month of activity from the Yoplait S.A.S. acquisition.

Components of net sales growth

First Quarter of Fiscal 2012 vs. First Quarter of Fiscal 2011	U.S. Retail	International	Bakeries and Foodservice	Combined Segments

Contributions from volume growth (a)	-4 pts	28 pts	-2 pts	2 pts
Net price realization and mix	7 pts	-8 pts	15 pts	5 pts
Foreign currency exchange	NA	10 pts	Flat	2 pts

Net sales growth	3 pts	30 pts	13 pts	9 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $392 million from the first quarter of fiscal 2011 to $2,401 million. This increase was primarily driven by a $223 million increase attributable to higher input costs and product mix and a $59 million increase attributable to higher volume. In the first quarter of fiscal 2012, we recorded a $38 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $72 million in the first quarter of fiscal 2011.

Selling, general, and administrative (SG&A) expenses increased $45 million to $808 million in the first quarter of fiscal 2012 versus the same period in fiscal 2011. SG&A expenses as a percent of net sales in the first quarter of fiscal 2012 were down 60 basis points compared with fiscal 2011. Advertising and media expense increased 7 percent compared to fiscal 2011.

Interest, net for the first quarter of fiscal 2012 totaled $85 million, a $5 million decrease from the same period of fiscal 2011. The average interest rate decreased 100 basis points, including the effect of the mix of debt, generating a $17 million decrease in net interest. Average interest bearing instruments increased $809 million primarily due to the acquisition of Yoplait S.A.S. and Yoplait Marques S.A.S. generating a $12 million increase in net interest.

The effective tax rate for the first quarter of fiscal 2012 was 32.1 percent compared to 33.3 percent for the first quarter of fiscal 2011. The 1.2 percentage point decrease was primarily due to a favorable tax audit settlement in the first quarter of fiscal 2012.

After-tax earnings from joint ventures increased $2 million to $28 million compared to $26 million in the same quarter last fiscal year. In the first quarter of fiscal 2012, net sales for Cereal Partners Worldwide (CPW) increased 19 percent due to 11 percentage points of favorable foreign currency exchange, 6 percentage points in contributions from volume growth, and 2 percentage points attributable to price realization and mix. Net sales for our Häagen-Dazs joint venture in Japan (HDJ) increased 20 percent due to 12 percentage points of favorable foreign currency exchange, 7 percentage points in contributions from volume growth, and 1 percentage point attributable to price realization and mix.

Average diluted shares outstanding decreased by 5 million in the first quarter of fiscal 2012 from the same period a year ago due primarily to share repurchases, partially offset by the issuance of common stock due to stock option exercises.

Net earnings attributable to General Mills were $406 million in the first quarter of fiscal 2012, down 14 percent from $472 million last year. Diluted EPS was $0.61 in the first quarter of fiscal 2012, down 13 percent from $0.70 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories. Diluted EPS excluding this item affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $0.64 in the first quarter of fiscal 2012, equal to the first quarter of fiscal 2011 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

SEGMENT OPERATING RESULTS

U.S. Retail Segment Results

Net sales for our U.S. Retail operations of $2,510 million in the first quarter of fiscal 2012 increased 3 percentage points compared to the first quarter of fiscal 2011. Favorable net price realization and mix contributed 7 percentage points of growth, partially offset by a 4 percentage point decrease due to lower pound volume.

U.S. Retail Net Sales Percentage Change by Division

Quarter Ended
Aug. 28, 2011

Big G	1%
Meals	(4)
Pillsbury	4
Yoplait	(3)
Snacks	17
Baking Products	5
Small Planet Foods	13

Total	3%

During the first quarter of fiscal 2012, net sales for Big G cereals grew 1 percent from last year driven by growth from established brands such as Chex and Cinnamon Toast Crunch along with contributions from new Cinnamon Burst Cheerios, Cocoa Puffs Brownie Crunch, and Fiber One 80 Calorie cereals. Meals division net sales decreased 4 percent reflecting lower pound volumes for dinner mixes, canned vegetables, and soup. Pillsbury net sales grew 4 percent including introductory sales of new frozen Pillsbury Egg Scrambles and Grands! biscuit breakfast items. Net sales for Yoplait declined 3 percent as competitors’ Greek yogurt varieties led category growth. Snacks net sales grew 17 percent, driven by Nature Valley and Fiber One snack bars products. Net sales for Baking Products grew 5 percent reflecting pricing actions. Small Planet Food’s net sales increased 13 percent, led by Cascadian Farm cereal and Lärabar products.

Segment operating profit decreased 5 percent to $585 million in the first quarter of fiscal 2012 versus the same period a year ago driven by higher input costs and a 6 percent increase in advertising and media expense.

International Segment Results

Net sales for our International segment of $856 million increased 30 percent in the first quarter of fiscal 2012 compared to fiscal 2011. Volume contributed 28 percentage points of net sales growth, including 26 percentage points resulting from one month of activity from the Yoplait S.A.S. acquisition. Favorable foreign currency exchange contributed 10 percentage points, partially offset by a decrease of 8 percentage points due to unfavorable net price realization and mix.

International Net Sales Percentage Change by Geographic Region

Quarter Ended
Aug. 28, 2011

Europe	50%
Canada	15
Asia/Pacific	26
Latin America	12

Total	30%

For the first quarter of fiscal 2012, net sales in Europe grew 50 percent, including 35 percentage points from the acquisition of Yoplait S.A.S. The remaining growth was driven by Häagen-Dazs, Old El Paso, and Green Giant in France and Nature Valley and Betty Crocker mixes in the United Kingdom as well as favorable foreign currency exchange. Net sales in Canada increased 15 percent primarily due to 11 percentage points resulting from the acquisition of Yoplait S.A.S. in addition to favorable foreign currency exchange. In the Asia/Pacific region, net sales grew 26 percent driven by growth from Häagen-Dazs and Wanchai Ferry products and favorable foreign currency exchange. Latin America net sales increased 12 percent driven by growth in La Salteña in Argentina and Diablitos in Venezuela.

Segment operating profit grew 30 percent to $81 million in the first quarter of fiscal 2012 driven by volume growth and favorable foreign currency exchange. The effect of the acquisition of Yoplait S.A.S. was not material.

Bakeries and Foodservice Segment Results

Net sales for our Bakeries and Foodservice segment increased 13 percent to $481 million in the first quarter of fiscal 2012 compared to fiscal 2011. Net price realization and mix contributed 15 percentage points of net sales growth, reflecting higher prices indexed to commodity markets and pricing. Volume decreased net sales by 2 percentage points.

Bakeries and Foodservice Net Sales Percentage Change by Customer Channel

Quarter Ended
Aug. 28, 2011

Foodservice Distributors	5%
Convenience Stores	6
Bakeries and National Restaurant Accounts	18

Total	13%

Segment operating profit for the first quarter of fiscal 2012 was $61 million, down 15 percent from $72 million in the first quarter of fiscal 2011, primarily due to higher input costs and lower grain merchandising earnings, partially offset by net price realization.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate items totaled $88 million of expense in the first quarter of fiscal 2012 compared to $12 million of income in the same period in fiscal 2011. In the first quarter of fiscal 2012, we recorded a $38 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $72 million net decrease in expense in the first quarter of fiscal 2011.

LIQUIDITY

During the first quarter ended August 28, 2011, our operations generated $441 million of cash compared to $178 million in the same period last year. This increase primarily reflects changes in current assets and liabilities, including lower seasonal inventory build in the first quarter of fiscal 2012 compared to last year, and changes in trade payment timing and consumer promotion activity.

Cash used by investing activities during the quarter ended August 28, 2011, was $1.2 billion, a $1.0 billion increase over the same period in fiscal 2011. The increased use of cash primarily reflects the acquisition of Yoplait S.A.S. and Yoplait Marques S.A.S. for an aggregate purchase price of $1.2 billion, comprised of $900 million of cash, net of $30 million of cash acquired, and $261 million of non-cash consideration for debt assumed. Our investments in land, buildings, and equipment of $133 million were flat for the first quarter of fiscal 2012 versus the same period a year ago.

Cash provided by financing activities was $432 million compared to $57 million of cash used by financing activities in the previous year, primarily reflecting $679 million of higher share repurchases in the first quarter of last year. We issued $86 million less debt in the first quarter of fiscal 2012 than the same period a year ago. In addition, we paid $200 million of dividends in the first quarter of fiscal 2012 versus $184 million in the first quarter of fiscal 2011.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Aug. 28, 2011	May 29, 2011

Notes payable	$1,022.7	$311.3
Current portion of long-term debt	1,125.9	1,031.3
Long-term debt	5,901.1	5,542.5

Total debt	8,049.7	6,885.1
Redeemable interest	904.4	—
Noncontrolling interests	509.7	246.7
Stockholders’ equity	6,499.3	6,365.5

Total capital	$15,963.1	$13,497.3

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2013. We also have $396.7 million in uncommitted credit lines that support our foreign operations. As of August 28, 2011, there were no amounts outstanding on the fee-paid committed credit lines and $137.6 million was drawn on the uncommitted lines.

During the first quarter of fiscal 2012, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. We consolidated both entities into our consolidated financial statements. We recorded the $264 million fair value of Sodiaal’s 50 percent interest in Yoplait Marques S.A.S. as a noncontrolling interest, and the $904 million fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our consolidated balance sheet. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years.

During the first quarter of fiscal 2012, we had $713 million of net issuances of notes payable, primarily to fund the acquisition of Yoplait S.A.S. and Yoplait Marques S.A.S.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of August 28, 2011, we were in compliance with all of these covenants.

We have $1,126 million of long-term debt maturing in the next 12 months that is classified as current, primarily $1,020 million of 6.0 percent notes which mature on February 15, 2012. We intend to refinance this long-term debt prior to its maturity with newly issued long-term debt. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the first quarter of fiscal 2012.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2011. The accounting policies used in preparing our interim fiscal 2012 Consolidated Financial Statements are the same as those described in our Form 10-K, except for the additional policy discussed in Note 1 to our Consolidated Financial Statements included in this Form 10-Q.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of August 28, 2011, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

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

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, which for us is the first quarter of fiscal 2013. We do not expect this guidance to have a material impact on our results of operations or financial position.

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

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Quarter Ended
Per Share Data	Aug. 28, 2011	Aug. 29, 2010

Diluted earnings per share, as reported	$0.61	$0.70
Mark-to-market effects (a)	0.03	(0.06)

Diluted earnings per share, excluding certain items affecting comparability	$0.64	$0.64

(a)	Net (gain) loss from mark-to-market valuation of certain commodity positions and grain inventories. See Note 5 to the Consolidated Financial Statements in this report.

GLOSSARY

AOCI. Accumulated other comprehensive income (loss).

Derivatives. Financial instruments such as futures, swaps, options, and forward contracts that we use to manage our risk arising from changes in commodity prices, interest rates, foreign exchange rates, and stock prices.

Euribor. Euro Interbank Offered Rate.

Generally Accepted Accounting Principles (GAAP). Guidelines, procedures, and practices that we are required to use in recording and reporting accounting information in our financial statements.

Goodwill. The difference between the purchase price of acquired companies plus the fair value of any noncontrolling and redeemable interests and the related fair values of net assets acquired.

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

OCI. Other Comprehensive Income.

Redeemable interest. Interest of subsidiaries held by a third party that can be redeemed outside of our control and therefore cannot be classified as a noncontrolling interest in equity.

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

You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 29, 2011, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of August 28, 2011, was $34 million and $6 million, respectively. The interest rate value-at-risk during the first quarter of fiscal 2012 increased $8 million while the commodity value-at-risk increased by $2 million. The value-at-risk for both classes is higher due to increased derivatives positions and increased volatility in interest rate and commodity markets. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 28, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended August 28, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended August 28, 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)

May 30, 2011-
July 3, 2011	13,525	$38.03	13,525	81,495,535

July 4, 2011-
July 31, 2011	—	—	—	81,495,535

August 1, 2011-
August 28, 2011	3,021,427	36.19	3,021,427	78,474,108

Total	3,034,952	$36.20	3,034,952	78,474,108

(a)	The total number of shares purchased includes shares purchased in the open market and shares of stock withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 28, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Total Equity, Comprehensive Income and Redeemable Interest; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date September 21, 2011	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date September 21, 2011	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 28, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Total Equity, Comprehensive Income, and Redeemable Interest; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.