Form 10-Q
period 2011-11-27
GENERAL MILLS INC
filed 2011-12-20
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 27, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard	55426
Minneapolis, Minnesota	(Zip Code)
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

Number of shares of Common Stock outstanding as of December 9, 2011: 644,651,180 (excluding 109,962,148 shares held in the treasury).

General Mills, Inc.

		Page

PART I – Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Earnings for the quarterly and six-month periods ended November 27, 2011, and November 28, 2010	3

	Consolidated Balance Sheets as of November 27, 2011, and May 29, 2011	4

	Consolidated Statements of Total Equity, Comprehensive Income, and Redeemable Interest for the six-month period ended November 27, 2011, and the fiscal year ended May 29, 2011	5

	Consolidated Statements of Cash Flows for the six-month periods ended November 27, 2011, and November 28, 2010	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

Signatures		38

Exhibit 12.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Six-Month Period Ended
	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010
Net sales	$4,623.8	$4,066.6	$8,471.4	$7,599.7

Cost of sales	3,029.1	2,432.6	5,430.2	4,441.4

Selling, general, and administrative expenses	877.1	810.1	1,684.6	1,573.0

Restructuring, impairment, and other exit costs	0.7	1.0	0.8	2.0

Operating profit	716.9	822.9	1,355.8	1,583.3

Interest, net	87.2	81.6	172.6	171.9

Earnings before income taxes and after-tax earnings from joint ventures	629.7	741.3	1,183.2	1,411.4

Income taxes	209.4	160.7	386.9	383.7

After-tax earnings from joint ventures	28.9	34.7	57.2	61.2

Net earnings, including earnings attributable to redeemable and noncontrolling interests	449.2	615.3	853.5	1,088.9

Net earnings attributable to redeemable and noncontrolling interests	4.4	1.4	3.1	2.9

Net earnings attributable to General Mills	$444.8	$613.9	$850.4	$1,086.0

Earnings per share—basic	$0.69	$0.96	$1.31	$1.68

Earnings per share—diluted	$0.67	$0.92	$1.28	$1.63

Dividends per share	$0.305	$0.280	$0.610	$0.560

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Nov. 27, 2011	May 29, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$509.1	$619.6
Receivables	1,510.4	1,162.3
Inventories	1,628.7	1,609.3
Deferred income taxes	20.2	27.3
Prepaid expenses and other current assets	353.2	483.5

Total current assets	4,021.6	3,902.0

Land, buildings, and equipment	3,507.4	3,345.9
Goodwill	8,115.9	6,750.8
Other intangible assets	4,795.5	3,813.3
Other assets	1,026.4	862.5

Total assets	$21,466.8	$18,674.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,096.5	$995.1
Current portion of long-term debt	1,732.4	1,031.3
Notes payable	849.0	311.3
Other current liabilities	1,464.1	1,321.5

Total current liabilities	5,142.0	3,659.2

Long-term debt	5,247.6	5,542.5
Deferred income taxes	1,374.1	1,127.4
Other liabilities	1,818.4	1,733.2

Total liabilities	13,582.1	12,062.3

Redeemable interest	831.6	—
Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,318.8	1,319.8
Retained earnings	9,642.2	9,191.3
Common stock in treasury, at cost, shares of 109.7 and 109.8	(3,254.6)	(3,210.3)
Accumulated other comprehensive loss	(1,204.6)	(1,010.8)

Total stockholders’ equity	6,577.3	6,365.5

Noncontrolling interests	475.8	246.7

Total equity	7,053.1	6,612.2

Total liabilities and equity	$21,466.8	$18,674.5

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity, Comprehensive Income, and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Redeemable Interest	Total Comprehensive Income (Loss)
Balance as of May 30, 2010	754.6	$75.5	$1,307.1	(98.1)	$(2,615.2)	$8,122.4	$(1,486.9)	$245.1	$5,648.0
Comprehensive income:
Net earnings, including earnings attributable to redeemable and noncontrolling interests						1,798.3		5.2	1,803.5		$1,803.5
Other comprehensive income							476.1	0.7	476.8		476.8

Total comprehensive income									2,280.3		2,280.3
Cash dividends declared ($1.12 per share)						(729.4)			(729.4)
Shares purchased				(31.8)	(1,163.5)				(1,163.5)
Stock compensation plans (includes income tax benefits of $106.2)			(22.2)	20.1	568.4				546.2
Unearned compensation related to restricted stock unit awards			(70.4)						(70.4)
Earned compensation			105.3						105.3
Distributions to noncontrolling interest holders								(4.3)	(4.3)

Balance as of May 29, 2011	754.6	75.5	1,319.8	(109.8)	(3,210.3)	9,191.3	(1,010.8)	246.7	6,612.2
Comprehensive income:
Net earnings, including earnings attributable to redeemable and noncontrolling interests						850.4		0.9	851.3	$2.2	853.5
Other comprehensive loss							(193.8)	(32.3)	(226.1)	(71.3)	(297.4)

Total comprehensive income (loss)									625.2	(69.1)	556.1
Cash dividends declared ($0.610 per share)						(399.5)			(399.5)
Shares purchased				(5.7)	(210.8)				(210.8)
Stock compensation plans (includes income tax benefits of $31.1)			17.0	5.8	166.5				183.5
Unearned compensation related to restricted stock unit awards			(87.9)						(87.9)
Earned compensation			66.2						66.2
Addition of redeemable and noncontrolling interest from acquisitions								263.8	263.8	904.4
Increase (decrease) in fair value of redeemable interest			3.7						3.7	(3.7)
Distributions to noncontrolling interest holders								(3.3)	(3.3)

Balance as of Nov. 27, 2011	754.6	$75.5	$1,318.8	(109.7)	$(3,254.6)	$9,642.2	$(1,204.6)	$475.8	$7,053.1	$831.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Six-Month Period Ended
	Nov. 27, 2011	Nov. 28, 2010
Cash Flows—Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$853.5	$1,088.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	263.3	230.2
After-tax earnings from joint ventures	(57.2)	(61.2)
Stock-based compensation	66.2	59.7
Deferred income taxes	39.7	78.5
Tax benefit on exercised options	(31.1)	(56.4)
Distributions of earnings from joint ventures	36.4	24.3
Pension and other postretirement benefit plan contributions	(8.5)	(5.9)
Pension and other postretirement benefit plan expense	38.9	36.7
Restructuring, impairment, and other exit costs (income)	(1.8)	(1.4)
Changes in current assets and liabilities, excluding the effects of acquisitions	(26.6)	(736.4)
Other, net	(19.6)	(57.5)

Net cash provided by operating activities	1,153.2	599.5

Cash Flows—Investing Activities
Purchases of land, buildings, and equipment	(264.8)	(284.3)
Acquisitions, net of cash acquired	(900.1)	—
Investments in affiliates, net	(22.1)	(1.9)
Proceeds from disposal of land, buildings, and equipment	1.3	7.2
Exchangeable note	(131.6)	—
Other, net	6.6	12.6

Net cash used by investing activities	(1,310.7)	(266.4)

Cash Flows—Financing Activities
Change in notes payable	548.8	117.8
Issuance of long-term debt	—	500.0
Payment of long-term debt	(9.1)	(3.6)
Proceeds from common stock issued on exercised options	99.2	185.1
Tax benefit on exercised options	31.1	56.4
Purchases of common stock for treasury	(210.8)	(963.6)
Dividends paid	(399.5)	(366.3)
Other, net	(0.4)	(8.5)

Net cash provided (used) by financing activities	59.3	(482.7)

Effect of exchange rate changes on cash and cash equivalents	(12.3)	42.7

Decrease in cash and cash equivalents	(110.5)	(106.9)
Cash and cash equivalents - beginning of year	619.6	673.2

Cash and cash equivalents - end of period	$509.1	$566.3

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(205.6)	$(235.3)
Inventories	(1.3)	(348.0)
Prepaid expenses and other current assets	146.0	(33.2)
Accounts payable	11.1	16.8
Other current liabilities	23.2	(136.7)

Changes in current assets and liabilities	$(26.6)	$(736.4)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarterly and six-month periods ended November 27, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2012.

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

We have conducted a preliminary assessment of certain assets and liabilities related to the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. We are continuing our review of these items during the measurement period, and if new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of these items. During the second quarter of fiscal 2012, we recorded adjustments to certain purchase accounting liabilities that resulted in a $51.9 million decrease in goodwill.

(3) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during fiscal 2012 were as follows:

In Millions	U.S. Retail	International	Bakeries and Foodservice	Joint Ventures	Total

Balance as of May 29, 2011	$5,142.9	$162.6	$921.1	$524.2	$6,750.8
Acquisitions	562.1	982.6	—	—	1,544.7
Purchase accounting adjustments (a)	—	(51.9)	—	—	(51.9)
Other activity, primarily foreign currency translation	—	(88.2)	—	(39.5)	(127.7)

Balance as of Nov. 27, 2011	$5,705.0	$1,005.1	$921.1	$484.7	$8,115.9

(a)	See Note 2.

The changes in the carrying amount of other intangible assets during fiscal 2012 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total

Balance as of May 29, 2011	$3,242.5	$497.9	$72.9	$3,813.3
Acquisitions	—	1,127.6	—	1,127.6
Other activity, primarily foreign currency translation	(1.8)	(138.0)	(5.6)	(145.4)

Balance as of Nov. 27, 2011	$3,240.7	$1,487.5	$67.3	$4,795.5

(4) Inventories

The components of inventories were as follows:

In Millions	Nov. 27, 2011	May 29, 2011

Raw materials and packaging	$349.1	$286.2
Finished goods	1,341.8	1,273.6
Grain	175.3	218.0
Excess of FIFO or weighted-average cost over LIFO cost	(237.5)	(168.5)

Total	$1,628.7	$1,609.3

(5) Financial Instruments, Risk Management Activities, and Fair Values

Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of November 27, 2011, and May 29, 2011, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
In Millions	Nov. 27, 2011	May 29, 2011	Nov. 27, 2011	May 29, 2011	Nov. 27, 2011	May 29, 2011	Nov. 27, 2011	May 29, 2011

Available for sale:
Debt securities	$8.3	$8.9	$8.4	$9.0	$0.1	$0.1	$—	$—
Equity securities	2.0	2.0	5.1	6.0	3.1	4.0	—	—

Total	$10.3	$10.9	$13.5	$15.0	$3.2	$4.1	$—	$—

For the second quarter of fiscal 2012, there were no gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive loss (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available for Sale
In Millions	Cost	Market Value

Under 1 year (current)	$2.3	$2.3
From 1 to 3 years	0.8	0.8
From 4 to 7 years	5.0	5.1
Over 7 years	0.2	0.2
Equity securities	2.0	5.1

Total	$10.3	$13.5

Cash, cash equivalents, and marketable securities totaling $32.9 million as of November 27, 2011, were pledged as collateral for certain derivative contracts.

The fair values and carrying amounts of long-term debt, including the current portion, were $7,687.1 million and $6,980.0 million, respectively, as of November 27, 2011. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments.

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

Unallocated corporate items for the quarterly and six-month periods ended November 27, 2011, and November 28, 2010, included:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010

Net gain (loss) on mark-to-market valuation of commodity positions	$(93.1)	$49.7	$(108.5)	$89.8
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	11.6	(20.3)	(0.8)	(13.1)
Net mark-to-market revaluation of certain grain inventories	(12.9)	(1.4)	(22.8)	23.2

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(94.4)	$28.0	$(132.1)	$99.9

As of November 27, 2011, the net notional value of commodity derivatives was $384.0 million, of which $224.9 million related to agricultural inputs and $159.1 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the period ended November 27, 2011.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the period ended November 27, 2011.

During the fourth quarter of fiscal 2011, first quarter of fiscal 2012 and second quarter of fiscal 2012, we entered into $500.0 million, $300.0 million, and $200.0 million of forward starting swaps with average fixed rates of 3.9 percent, 2.7 percent, and 2.4 percent, respectively, in advance of a planned debt financing. All of these forward starting swaps were cash settled for $100.4 million coincident with the issuance of our $1.0 billion 10-year fixed rate notes on November 28, 2011, subsequent to the end of the second quarter of fiscal 2012. As of November 27, 2011, there was a $99.5 million pre-tax loss in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the fourth quarter of fiscal 2011, we entered into swaps to convert $300.0 million of 1.55 percent fixed-rate notes due May 16, 2014, to floating rates.

During the fourth quarter of fiscal 2010, in advance of a planned debt financing, we entered into $500 million of treasury lock derivatives with an average fixed rate of 4.3 percent. All of these treasury locks were cash settled for $17.1 million during the first quarter of fiscal 2011, coincident with the issuance of our $500 million 30-year fixed-rate notes. As of November 27, 2011, a $16.0 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

As of November 27, 2011, an $11.6 million pre-tax loss on cash settled interest rate swaps for our $1.0 billion 10-year fixed rate notes issued January 24, 2007 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate swaps. Average floating rates are based on rates as of the end of the reporting period.

In Millions	Nov. 27, 2011	May 29, 2011

Pay-floating swaps - notional amount	$834.6	$838.0
Average receive rate	1.7%	1.8%
Average pay rate	0.3%	0.2%
Pay-fixed swaps - notional amount	$12.3	$—
Average receive rate	0.4%	—%
Average pay rate	8.3%	—%
Pay-fixed forward starting swaps - notional amount	$—	$500.0

The swap contracts mature at various dates from fiscal 2012 to 2014 as follows:

In Millions	Pay Floating	Pay Fixed

2012	$—	$12.3
2013	534.6	—
2014	300.0	—

Total	$834.6	$12.3

Foreign Exchange Risk. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to foreign-denominated debt, third party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Swiss franc, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-dominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.

As of November 27, 2011, the notional value of foreign exchange derivatives was $1,076.7 million. The amount of hedge ineffectiveness was less than $1 million for the period ended November 27, 2011.

We also have many net investments in foreign subsidiaries that are denominated in euros. We hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of November 27, 2011, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.

Fair Value Measurements and Financial Statement Presentation

We categorize assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.

The fair values of our assets, liabilities, and derivative positions recorded at fair value as of November 27, 2011 and May 29, 2011, were as follows:

	Nov. 27, 2011				Nov. 27, 2011
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$7.9	$—	$7.9	$—	$(100.4)	$—	$(100.4)
Foreign exchange contracts (c) (d)	—	16.1	—	16.1	—	(7.2)	—	(7.2)

Total	—	24.0	—	24.0	—	(107.6)	—	(107.6)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	1.0	—	1.0	—	(0.4)	—	(0.4)
Foreign exchange contracts (c) (d)	—	15.1	—	15.1	—	(1.6)	—	(1.6)
Commodity contracts (c) (e)	3.0	—	—	3.0	—	(14.1)	—	(14.1)
Grain contracts (c) (e)	—	17.0	—	17.0	—	(42.3)	—	(42.3)

Total	3.0	33.1	—	36.1	—	(58.4)	—	(58.4)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.1	8.4	—	13.5	—	—	—	—

Total	5.1	8.4	—	13.5	—	—	—	—

Total assets, liabilities, and derivative positions recorded at fair value	$8.1	$65.5	$—	$73.6	$—	$(166.0)	$—	$(166.0)

	May 29, 2011				May 29, 2011
	Fair Values of Assets				Fair Values of Liabilities

In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$11.2	$—	$11.2	$—	$(21.3)	$—	$(21.3)
Foreign exchange contracts (c) (d)	—	10.1	—	10.1	—	(14.9)	—	(14.9)

Total	—	21.3	—	21.3	—	(36.2)	—	(36.2)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	2.2	—	2.2	—	(0.9)	—	(0.9)
Foreign exchange contracts (c) (d)	—	57.1	—	57.1	—	(19.9)	—	(19.9)
Commodity contracts (c) (e)	14.6	16.3	—	30.9	—	—	—	—
Grain contracts (c) (e)	—	61.1	—	61.1	—	(29.0)	—	(29.0)

Total	14.6	136.7	—	151.3	—	(49.8)	—	(49.8)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.9	9.1	—	15.0	—	—	—	—

Total	5.9	9.1	—	15.0	—	—	—	—

Total assets, liabilities, and derivative positions recorded at fair value	$20.5	$167.1	$—	$187.6	$—	$(86.0)	$—	$(86.0)

(a)	These contracts and investments are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the quarterly and six-month periods ended November 27, 2011 and November 28, 2010, were as follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010

Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$(27.6)	$—	$13.3	$—	$—	$—	$(14.3)	$—

Amount of loss reclassified from AOCI into earnings (a) (b)	(0.7)	(3.3)	(1.2)	(3.9)	—	—	(1.9)	(7.2)

Amount of gain (loss) recognized in earnings (c) (d)	(0.3)	—	0.1	—	—	—	(0.2)	—

Derivatives in Fair Value Hedging Relationships:

Amount of net gain (loss) recognized in earnings (e)	(0.1)	1.2	—	—	—	—	(0.1)	1.2

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (e)	—	3.3	36.3	17.0	(93.1)	49.7	(56.8)	70.0

	Interest Rate Contracts		Foreign Exchange Contracts		Commodity Contracts		Total
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010

Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$(78.6)	$—	$11.0	$(7.4)	$—	$—	$(67.6)	$(7.4)

Amount of loss reclassified from AOCI into earnings (a) (b)	(1.9)	(6.6)	(5.1)	(9.5)	—	—	(7.0)	(16.1)

Amount of gain (loss) recognized in earnings (c) (d)	(0.5)	—	—	0.3	—	—	(0.5)	0.3

Derivatives in Fair Value Hedging Relationships:

Amount of net gain (loss) recognized in earnings (e)	(0.2)	1.2	—	—	—	—	(0.2)	1.2

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (e)	—	(0.9)	17.9	13.4	(108.5)	89.8	(90.6)	102.3

(a)	Effective portion.

(b)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in SG&A expenses for foreign exchange contracts.

(e)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for foreign exchange contracts.

Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of November 27, 2011, totaled $77.6 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized gains from foreign currency cash flow hedges recorded in AOCI as of November 27, 2011, were $8.0 million after-tax. The net amount of pre-tax gains and losses in AOCI as of November 27, 2011, that we expect to be reclassified into net earnings within the next 12 months is $4.8 million of expense.

Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on November 27, 2011, was $47.6 million. We have posted collateral of $29.7 million in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on November 27, 2011, we would be required to post an additional $17.9 million of collateral to counterparties.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $14.1 million against which we do not hold any collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

(6) Debt

The components of notes payable were as follows:

In Millions	Nov. 27, 2011	May 29, 2011

U.S. commercial paper	$707.0	$192.5
Financial institutions	142.0	118.8

Total	$849.0	$311.3

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2013. We also have $436.4 million in uncommitted credit lines that support our foreign operations. As of November 27, 2011, there were no amounts outstanding on the fee-paid committed credit lines and $142.0 million was drawn on the uncommitted lines.

On November 28, 2011, subsequent to the end of our second quarter of fiscal 2012, we issued $1.0 billion aggregate principal amount of 3.15 percent notes due in 2021. We intend to use the net proceeds to repay a portion of our 6.0 percent notes due February 15, 2012, reduce our commercial paper borrowings, and for general corporate purposes. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time prior to September 15, 2021 for a specified make whole amount and any time on or after September 15, 2021 at par plus accrued and unpaid interest to the redemption date. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.

As part of our acquisition of Yoplait S.A.S., we consolidated $457.9 million of primarily euro-denominated Euribor-based floating-rate bank debt. On December 15, 2011, subsequent to the end of our second quarter of fiscal 2012, we refinanced this debt with approximately $390.5 million of euro-denominated Euribor-based floating-rate bank debt due at various dates through December 15, 2014.

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

Certain of our long-term debt agreements contain restrictive covenants. As of November 27, 2011, we were in compliance with all of these covenants.

(7) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. We consolidate both entities into our consolidated financial statements.

On the acquisition date, we recorded the $263.8 million fair value of Sodiaal’s 50 percent euro-denominated interest in Yoplait Marques S.A.S. as a noncontrolling interest on our consolidated balance sheets. Yoplait Marques S.A.S. earns a royalty stream through a licensing agreement with Yoplait S.A.S. for the rights to use the Yoplait and related trademarks. Yoplait Marques S.A.S. pays dividends annually based on its available cash as of its fiscal year end.

On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our consolidated balance sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us once per year at fair value up to a maximum of 9 years. We adjust the value of the redeemable interest through additional paid-in capital on our consolidated balance sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement. As of November 27, 2011, the redemption value of the euro-denominated redeemable interest was $831.6 million.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021.

(8) Stockholders’ Equity

The following table provides details of total comprehensive income (loss):

	Quarter Ended Nov. 27, 2011					Quarter Ended Nov. 28, 2010
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$444.8	$0.6	$3.8			$613.9	$1.4	$—

Other comprehensive income (loss):
Foreign currency translation	$(204.2)	$—	(204.2)	(31.8)	(67.5)	$94.0	$—	94.0	(0.4)	—
Other fair value changes:
Securities	(0.3)	0.1	(0.2)	—	—	(0.1)	0.1	—	—	—
Hedge derivatives	(15.0)	7.9	(7.1)	—	0.5	—	—	—	—	—
Reclassification to earnings:
Hedge derivatives	1.9	(0.7)	1.2	—	—	7.2	(0.5)	6.7	—	—
Amortization of losses and prior service costs	32.9	(12.5)	20.4	—	—	27.2	(10.4)	16.8	—	—

Other comprehensive income (loss)	$(184.7)	(5.2)	(189.9)	(31.8)	(67.0)	$128.3	(10.8)	117.5	(0.4)	—

Total comprehensive income (loss)			$254.9	$(31.2)	$(63.2)			$731.4	$1.0	$—

	Six-Month Period Ended Nov. 27, 2011					Six-Month Period Ended Nov. 28, 2010
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$850.4	$0.9	$2.2			$1,086.0	$2.9	$—

Other comprehensive income (loss):
Foreign currency translation	$(200.6)	$—	$(200.6)	(32.3)	(70.9)	$176.1	$—	$176.1	$0.3	$—
Other fair value changes:
Securities	(0.7)	0.3	(0.4)	—	—	(2.1)	0.8	(1.3)	—	—
Hedge derivatives	(67.1)	29.1	(38.0)	—	(0.4)	(7.4)	0.1	(7.3)	—	—
Reclassification to earnings:
Hedge derivatives	7.0	(2.7)	4.3	—	—	16.1	(3.9)	12.2	—	—
Amortization of losses and prior service costs	65.8	(24.9)	40.9	—	—	54.5	(20.7)	33.8	—	—

Other comprehensive income (loss)	(195.6)	1.8	(193.8)	(32.3)	(71.3)	237.2	(23.7)	213.5	0.3	—

Total comprehensive income (loss)			$656.6	$(31.4)	$(69.1)			$1,299.5	$3.2	$—

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Nov. 27, 2011	May 29, 2011

Foreign currency translation adjustments	$352.6	$553.2
Unrealized gain (loss) from:
Securities	1.6	2.0
Hedge derivatives	(69.5)	(35.8)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,470.9)	(1,509.5)
Prior service costs	(18.4)	(20.7)

Accumulated other comprehensive loss	$(1,204.6)	$(1,010.8)

(9) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 64 to 67 of our Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010

Compensation expense related to stock-based payments	$37.4	$30.0	$83.9	$86.6

As of November 27, 2011, unrecognized compensation expense related to non-vested stock options and restricted stock units was $202.1 million. This expense will be recognized over 22 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month Period Ended
In Millions	Nov. 27, 2011	Nov. 28, 2010

Net cash proceeds	$99.2	$185.3
Intrinsic value of options exercised	$62.7	$134.0

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month Period Ended
	Nov. 27, 2011	Nov. 28, 2010

Estimated fair values of stock options granted	$5.88	$4.12
Assumptions:
Risk-free interest rate	2.9%	2.9%
Expected term	8.5 years	8.5 years
Expected volatility	17.6%	18.5%
Dividend yield	3.3%	3.0%

Information on stock option activity follows:

	Options (Thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)

Balance as of May 29, 2011	67,547.3	$26.82
Granted	4,069.0	37.29
Exercised	(4,403.5)	24.39
Forfeited or expired	(197.3)	32.29

Outstanding as of Nov. 27, 2011	67,015.5	$27.59	4.80	$712.9

Exercisable as of Nov. 27, 2011	45,328.3	$25.05	3.33	$597.6

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value

Non-vested as of May 29, 2011	9,169.9	$30.92	437.2	$31.01	4,515.1	$31.58
Granted	2,638.9	37.24	87.9	37.21	—	—
Vested	(2,787.1)	29.68	(81.2)	28.99	(128.9)	31.23
Forfeited	(166.9)	31.47	(47.2)	32.52	(89.9)	31.91

Non-vested as of Nov. 27, 2011	8,854.8	$33.69	396.7	$32.62	4,296.3	$31.59

The total grant-date fair value of restricted stock unit awards that vested in the six-month period ended November 27, 2011 was $89.1 million, and restricted stock units with a grant-date fair value of $77.7 million vested in the six-month period ended November 28, 2010.

(10) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Six-Month Period Ended
In Millions, Except per Share Data	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010

Net earnings attributable to General Mills	$444.8	$613.9	$850.4	$1,086.0

Average number of common shares - basic EPS	646.3	642.1	647.1	644.7
Incremental share effect from: (a)
Stock options	14.8	17.1	14.6	17.4
Restricted stock, restricted stock units, and other	4.7	5.3	4.6	5.4

Average number of common shares - diluted EPS	665.8	664.5	666.3	667.5

Earnings per share - basic	$0.69	$0.96	$1.31	$1.68
Earnings per share - diluted	$0.67	$0.92	$1.28	$1.63

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010

Anti-dilutive stock options and restricted stock units	6.0	5.2	6.7	5.1

(11) Share Repurchases

During the second quarter of fiscal 2012, we repurchased 2.7 million shares of common stock for an aggregate purchase price of $100.9 million. During the six-month period ended November 27, 2011, we repurchased 5.7 million shares of common stock for an aggregate purchase price of $210.8 million.

During the second quarter of fiscal 2011, we repurchased 4.8 million shares of common stock for an aggregate purchase price of $175.2 million. During the six-month period ended November 28, 2010, we repurchased 26.2 million shares of common stock for an aggregate purchase price of $963.6 million.

(12) Statements of Cash Flows

During the six-month period ended November 27, 2011, we made net cash interest payments of $162.0 million, compared to $161.1 million in the same period last year. Also, in the six-month period ended November 27, 2011, we made tax payments of $344.3 million, compared to $355.1 million in the same period last year. In addition, we acquired interests in Yoplait S.A.S. and Yoplait Marques S.A.S. for $1.2 billion including $261.3 million of non-cash consideration for debt assumed.

(13) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment expense were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010

Service cost	$28.6	$25.1	$4.5	$4.7	$1.9	$2.0
Interest cost	59.6	57.6	13.9	15.0	1.2	1.2
Expected return on plan assets	(110.2)	(101.8)	(8.8)	(8.2)	—	—
Amortization of losses	27.0	20.3	3.6	3.6	0.5	0.6
Amortization of prior service costs (credits)	2.2	2.2	(0.9)	(0.1)	0.5	0.6
Other adjustments	—	—	—	—	2.3	2.0

Net expense	$7.2	$3.4	$12.3	$15.0	$6.4	$6.4

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010

Service cost	$57.1	$50.5	$9.0	$9.3	$3.8	$4.0
Interest cost	119.0	115.2	27.8	30.0	2.4	2.5
Expected return on plan assets	(220.2)	(204.0)	(17.7)	(16.5)	—	—
Amortization of losses	54.1	40.7	7.2	7.2	0.9	1.1
Amortization of prior service costs (credits)	4.3	4.5	(1.7)	(0.2)	1.0	1.2
Other adjustments	—	—	—	—	4.6	4.0

Net expense	$14.3	$6.9	$24.6	$29.8	$12.7	$12.8

(14) Business Segment Information

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

Operating profit for these segments excludes unallocated corporate items, restructuring, impairment, and other exit costs, and divestiture gains and losses. Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

Our operating segment results were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010

Net sales:
U.S. Retail	$2,938.3	$2,850.1	$5,448.6	$5,296.7
International	1,163.3	748.8	2,019.6	1,408.6
Bakeries and Foodservice	522.2	467.7	1,003.2	894.4

Total	$4,623.8	$4,066.6	$8,471.4	$7,599.7

Operating profit:
U.S. Retail	$661.4	$687.4	$1,246.6	$1,302.0
International	133.5	88.7	214.2	150.7
Bakeries and Foodservice	77.8	77.1	139.2	149.6

Total segment operating profit	872.7	853.2	1,600.0	1,602.3
Unallocated corporate items	155.1	29.3	243.4	17.0
Restructuring, impairment, and other exit costs	0.7	1.0	0.8	2.0

Operating profit	$716.9	$822.9	$1,355.8	$1,583.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2011, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in a glossary on page 34 of this report.

CONSOLIDATED RESULTS OF OPERATIONS

Second Quarter Results

For the second quarter of fiscal 2012, net sales grew 14 percent to $4,624 million and total segment operating profit of $873 million was 2 percent higher than the second quarter of fiscal 2011. Diluted earnings per share (EPS) of $0.67 was down 27 percent and diluted EPS excluding certain items affecting comparability of $0.76 was flat compared to the second quarter of fiscal 2011 (See page 32 for a discussion of measures not defined by GAAP).

Net sales growth of 14 percent for the second quarter of fiscal 2012 was driven by 10 percentage points of contribution from volume growth, including 14 percentage points contributed by the acquisition of Yoplait S.A.S. Net price realization and mix contributed 3 percentage points of net sales growth and foreign currency exchange contributed 1 percentage point of growth.

Components of net sales growth

Second Quarter of Fiscal 2012 vs.			Bakeries and	Combined
Second Quarter of Fiscal 2011	U.S. Retail	International	Foodservice	Segments

Contributions from volume growth (a)	-7 pts	80 pts	3 pts	10 pts
Net price realization and mix	10 pts	-27 pts	9 pts	3 pts
Foreign currency exchange	NA	2 pts	NM	1 pt

Net sales growth	3 pts	55 pts	12 pts	14 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $596 million from the second quarter of fiscal 2011 to $3,029 million. This increase was driven by a $278 million increase attributable to higher volume and a $196 million increase attributable to higher input costs and product mix. In the second quarter of fiscal 2012, we recorded a $94 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $28 million in the second quarter of fiscal 2011.

Selling, general, and administrative (SG&A) expenses increased $67 million to $877 million in the second quarter of fiscal 2012 versus the same period in fiscal 2011. SG&A expenses as a percent of net sales in the second quarter of fiscal 2012 were down 90 basis points compared with fiscal 2011. The increase in SG&A expenses was primarily driven by the acquisition of Yoplait S.A.S. and an 8 percent increase in advertising and media expense compared to fiscal 2011.

Interest, net for the second quarter of fiscal 2012 totaled $87 million, a $6 million increase from the same period of fiscal 2011. The average interest rate decreased 40 basis points, including the effect of the mix of debt, generating a $7 million decrease in net interest. Average interest bearing instruments increased $981 million primarily due to the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. in the first quarter of fiscal 2012, generating a $13 million increase in net interest.

The effective tax rate for the second quarter of fiscal 2012 was 33.3 percent compared to 21.7 percent for the second quarter of fiscal 2011. The 11.6 percentage point increase was primarily due to a $100 million reduction to tax expense recorded in the second quarter of fiscal 2011 related to a settlement with the Internal Revenue Service (IRS) which was partially offset by an $11 million increase in income taxes related to an adverse court decision in fiscal 2011.

After-tax earnings from joint ventures decreased $6 million to $29 million compared to $35 million in the same quarter last fiscal year primarily driven by increased input costs at Cereal Partners Worldwide (CPW). In the second quarter of fiscal 2012, net sales for CPW increased 1 percent due to 2 percentage points of growth attributable to net price realization and mix and 1 percentage point of contribution from volume growth, partially offset by 2 percentage points of unfavorable foreign currency exchange. Net sales for our Häagen-Dazs joint venture in Japan (HDJ) increased 2 percent due to 7 percentage points of favorable foreign currency exchange and 3 percentage points attributable to net price realization and mix. These gains were partially offset by an 8 percentage point decrease due to lower pound volume.

Average diluted shares outstanding increased by 1 million in the second quarter of fiscal 2012 from the same period a year ago due primarily to the issuance of common stock from stock option exercises, partially offset by share repurchases.

Net earnings attributable to General Mills were $445 million in the second quarter of fiscal 2012, down 28 percent from $614 million last year. Diluted EPS was $0.67 in the second quarter of fiscal 2012, down 27 percent from $0.92 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories, integration costs resulting from the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S., and the net benefit from two uncertain tax matters in the second quarter of fiscal 2011. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $0.76 in the second quarter of fiscal 2012, matching the second quarter of fiscal 2011 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Six-month Results

For the six-month period ended November 27, 2011, net sales grew 12 percent to $8,471 million and total segment operating profit of $1,600 million was flat compared to the six-month period ended November 28, 2010. Diluted EPS of $1.28 was down 22 percent and diluted EPS excluding certain items affecting comparability of $1.41 was consistent with the six-month period ended November 28, 2010. (See page 32 for a discussion of measures not defined by GAAP).

Net sales growth of 12 percent for the six-month period ended November 27, 2011 was driven by 6 percentage points of contributions from volume growth, including 10 percentage points contributed by the acquisition of Yoplait S.A.S. Net price realization and mix contributed 5 percentage points of net sales growth and foreign currency exchange contributed 1 percentage point of growth.

Components of net sales growth

Six-Month Period Ended Nov. 27, 2011 vs.			Bakeries and	Combined
Six-Month Period Ended Nov. 28, 2010	U.S. Retail	International	Foodservice	Segments

Contributions from volume growth (a)	-6 pts	55 pts	1 pt	6 pts
Net price realization and mix	9 pts	-18 pts	11 pts	5 pts
Foreign currency exchange	NA	6 pts	NM	1 pt

Net sales growth	3 pts	43 pts	12 pts	12 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $989 million from the six-month period ended November 28, 2010, to $5,430 million. This increase was driven by a $424 million increase attributable to higher input costs and product mix and a $333 million increase attributable to higher volume. In the six-month period ended November 27, 2011, we recorded a $132 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $100 million in the six-month period ended November 28, 2010.

SG&A expenses increased $112 million to $1,685 million in the six-month period ended November 27, 2011 versus the same period in fiscal 2011. SG&A expenses as a percent of net sales in fiscal 2012 decreased 80 basis points compared with fiscal 2011. The increase in SG&A expenses was primarily driven by an 8 percent increase in advertising and media expense compared to fiscal 2011 and the acquisition of Yoplait S.A.S.

Interest, net for the six-month period ended November 27, 2011, totaled $173 million, a $1 million increase from the same period of fiscal 2011. The average interest rate decreased 70 basis points, including the effect of the mix of debt, generating a $24 million decrease in net interest. Average interest bearing instruments increased $913 million primarily due to the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. in the first quarter of fiscal 2012, generating a $25 million increase in net interest.

The effective tax rate for the six-month period ended November 27, 2011, was 32.7 percent compared to 27.2 percent for the six-month period ended November 28, 2010. The 5.5 percentage point increase was primarily due to a $100 million reduction to tax expense recorded in the second quarter of fiscal 2011 related to a settlement with the IRS which was partially offset by an $11 million increase in income taxes related to an adverse court decision in fiscal 2011.

After-tax earnings from joint ventures for the six-month period ended November 27, 2011, decreased to $57 million compared to $61 million in the same period in fiscal 2011 primarily driven by increased input costs at CPW. In the six-month period ended November 27, 2011, net sales for CPW increased 9 percent due to 4 percentage points of favorable foreign currency exchange, 3 percentage points of contribution from volume growth, and 2 percentage points attributable to net price realization and mix. Net sales for HDJ increased 10 percent due to 10 percentage points of favorable foreign currency exchange and 2 percentage points attributable to net price realization and mix. These gains were partially offset by a 2 percentage point decrease due to lower pound volume.

Average diluted shares outstanding decreased by 1 million shares for the six-month period ended November 27, 2011, from the same period a year ago, due primarily to the timing of share repurchases, partially offset by the issuance of common stock due to stock option exercises.

Net earnings attributable to General Mills were $850 million in the six-month period ended November 27, 2011, down 22 percent from $1,086 million in the same period last year. Diluted EPS was $1.28 in the six-month period ended November 27, 2011, down 22 percent from $1.63 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories, integration costs resulting from the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S., and the net benefit from two uncertain tax matters in the second quarter of fiscal 2011. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $1.41 compared to $1.40 in the same period of fiscal 2011 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

SEGMENT OPERATING RESULTS

U.S. Retail Segment Results

Net sales for our U.S. Retail operations of $2,938 million in the second quarter of fiscal 2012 increased 3 percentage points compared to the second quarter of fiscal 2011. Favorable net price realization and mix contributed 10 percentage points of growth, partially offset by a 7 percentage point decrease due to lower pound volume.

Net sales for our U.S. Retail operations of $5,449 million for the six-month period ended November 27, 2011 increased 3 percentage points compared to the same period in fiscal 2011. Favorable net price realization and mix contributed 9 percentage points of growth, partially offset by a 6 percentage point decrease due to lower pound volume.

U.S. Retail Net Sales Percentage Change by Division

	Quarter Ended	Six-Month Period Ended
	Nov. 27, 2011	Nov. 27, 2011

Big G	1%	1%
Meals	(2)	(3)
Pillsbury	9	7
Yoplait	(6)	(5)
Snacks	20	18
Baking Products	2	3
Small Planet Foods	17	15

Total	3%	3%

During the second quarter of fiscal 2012, net sales for Big G cereals grew 1 percent from last year driven by growth from established brands such as Honey Nut Chex and Cinnamon Toast Crunch along with contributions from new products including Cinnamon Burst Cheerios and Fiber One 80 Calorie cereal. Meals division net sales decreased 2 percent reflecting lower volume for several product lines including canned vegetables, frozen dinner entrees, and potato mixes. Pillsbury net sales grew 9 percent reflecting contributions from Totino’s frozen snacks and pizza, Pillsbury refrigerated baked goods, and new Pillsbury frozen breakfast items. Net sales for Yoplait declined 6 percent as growth from Go-GURT, Greek varieties, and Mountain High yogurt was offset by declines on several established product lines. Snacks net sales grew 20 percent, driven by Fiber One and Nature Valley snack bar varieties. Net sales for Baking Products grew 2 percent reflecting net price realization. Small Planet Food’s net sales were up 17 percent, led by Cascadian Farm cereals and Lärabar fruit and nut energy bars.

Segment operating profit decreased 4 percent to $661 million in the second quarter of fiscal 2012 and 4 percent to $1,247 million in the six-month period ended November 27, 2011 versus the same periods a year ago driven by higher input costs and a 6 percent increase in advertising and media expense.

International Segment Results

Net sales for our International segment of $1,163 million increased 55 percent in the second quarter of fiscal 2012 compared to fiscal 2011. Volume contributed 80 percentage points of net sales growth, including 76 percentage points resulting from the acquisition of Yoplait S.A.S., and favorable foreign currency exchange contributed 2 percentage points. These gains were partially offset by a decrease of 27 percentage points due to unfavorable net price realization and mix.

Net sales for our International segment were up 43 percent in the six-month period ended November 27, 2011, to $2,020 million. Volume contributed 55 percentage points of growth, including 52 percentage points resulting from the acquisition of Yoplait S.A.S., and favorable foreign currency exchange contributed 6 percentage points. These gains were partially offset by a decrease of 18 percentage points due to unfavorable net price realization and mix.

International Net Sales Percentage Change by Geographic Region

	Quarter Ended	Six-Month Period Ended
	Nov. 27, 2011	Nov. 27, 2011

Europe	130%	88%
Canada	39	28
Asia/Pacific	20	22
Latin America	17	15

Total	55%	43%

For the second quarter of fiscal 2012, net sales in Europe grew 130 percent, including 120 percentage points from the acquisition of Yoplait S.A.S. The remaining growth was driven by Häagen-Dazs, Old El Paso, and Green Giant products in France and Old El Paso, Green Giant and Betty Crocker products in the United Kingdom, as well as favorable foreign currency exchange. Net sales in Canada increased 39 percent primarily due to 31 percentage points of net sales growth from the acquisition of Yoplait S.A.S. The remaining growth was driven by increased cereal and Nature Valley performance and favorable foreign currency exchange. In the Asia/Pacific region, net sales grew 20 percent driven by growth from Wanchai Ferry and Häagen-Dazs products and favorable foreign currency exchange. Latin America net sales increased 17 percent driven by growth in La Salteña in Argentina and Diablitos in Venezuela.

Segment operating profit grew 50 percent to $134 million in the second quarter of fiscal 2012 and 42 percent to $214 million in the six-month period ended November 27, 2011, primarily driven by the acquisition of Yoplait S.A.S., higher volume, and favorable foreign currency effects.

Bakeries and Foodservice Segment Results

Net sales for our Bakeries and Foodservice segment increased 12 percent to $522 million in the second quarter of fiscal 2012 compared to fiscal 2011. Net price realization and mix contributed 9 percentage points of net sales growth, driven by list price advances and higher prices indexed to commodity markets. Volume increased net sales by 3 percentage points.

Net sales for our Bakeries and Foodservice segment increased 12 percent to $1,003 million in the six-month period ended November 27, 2011. Net price realization and mix contributed 11 percentage points of growth, driven by list price advances and higher prices indexed to commodity markets. Volume increased net sales by 1 percentage point.

Bakeries and Foodservice Net Sales Percentage Change by Customer Channel

	Quarter Ended	Six-Month Period Ended
	Nov. 27, 2011	Nov. 27, 2011

Foodservice Distributors	11%	8%
Convenience Stores	14	10
Bakeries and National Restaurant Accounts	12	15

Total	12%	12%

Segment operating profit for the second quarter of fiscal 2012 of $78 million remained consistent with the same quarter of fiscal 2011, as higher input costs offset the benefits of list price advances.

Segment operating profit for the six-month period ended November 27, 2011, was $139 million, down from $150 million in the six-month period ended November 28, 2010. The decrease was due to higher input costs and lower grain merchandising earnings, partially offset by price increases.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $155 million in the second quarter of fiscal 2012 compared to $29 million in the same period in fiscal 2011. In the second quarter of fiscal 2012, we recorded a $94 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $28 million net decrease in expense in the second quarter of fiscal 2011. In addition, we recorded $4 million of integration costs related to the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S.

Unallocated corporate expense totaled $243 million in the six-month period ended November 27, 2011, compared to $17 million in the same period last year. In the six-month period ended November 27, 2011, we recorded a $132 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $100 million net decrease in expense in the same period a year ago. In addition, we recorded $4 million of integration costs related to the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S.

LIQUIDITY

During the six-month period ended November 27, 2011, our operations generated $1.2 billion of cash compared to $600 million in the same period last year. This increase primarily reflects changes in current assets and liabilities, including a $347 million increase in cash provided by operations driven by lower inventory build in the first half of fiscal 2012 compared to last year. Prepaid expenses and other current assets accounted for a $179 million increase in cash from operations for the six-month period ended November 27, 2011 compared to the same period of fiscal 2011, primarily reflecting changes in the fair value of open grain contracts and foreign currency hedges. Other current liabilities accounted for a $160 million increase in cash from operations for the six-month period ended November 27, 2011 compared to the same period of fiscal 2011, primarily reflecting changes in consumer marketing and related accruals and changes in accrued income taxes as a result of audit settlements and court decisions in fiscal 2011.

Cash used by investing activities during the six-month period ended November 27, 2011, was $1.3 billion, a $1.0 billion increase over the same period in fiscal 2011. The increased use of cash primarily reflects the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. in the first quarter of fiscal 2012 for an aggregate purchase price of $1.2 billion, comprised of $900 million of cash, net of $30 million of cash acquired, and $261 million of non-cash consideration for debt assumed. We invested $265 million in land, buildings, and equipment in the six-month period ended November 27, 2011, a decrease of $20 million versus the first six-months of fiscal 2011.

Cash generated by financing activities during the six-month period ended November 27, 2011, was $59 million compared to $483 million of cash used by financing activities in the previous year, primarily reflecting $753 million of higher share repurchases in the first half of fiscal 2011. We had $69 million less net debt issuances in the first six-months of fiscal 2012 than the same period a year ago. In addition, we paid $400 million of dividends in the first six-months of fiscal 2012 versus $366 million in the first six-months of fiscal 2011.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Nov. 27, 2011	May 29, 2011

Notes payable	$849.0	$311.3
Current portion of long-term debt	1,732.4	1,031.3
Long-term debt	5,247.6	5,542.5

Total debt	7,829.0	6,885.1
Redeemable interest	831.6	—
Noncontrolling interests	475.8	246.7
Stockholders’ equity	6,577.3	6,365.5

Total capital	$15,713.7	$13,497.3

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2013. We also have $436 million in uncommitted credit lines that support our foreign operations. As of November 27, 2011, there were no amounts outstanding on the fee-paid committed credit lines and $142 million was drawn on the uncommitted lines.

During the first quarter of fiscal 2012, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. We consolidated both entities into our consolidated financial statements. At the date of the acquisition, we recorded the $264 million fair value of Sodiaal’s 50 percent interest in Yoplait Marques S.A.S. as a noncontrolling interest, and the $904 million fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our consolidated balance sheet. These euro-denominated interests are reported in U.S. dollars on our consolidated balance sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. As of November 27, 2011, the redemption value of the redeemable interest was $832 million.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of November 27, 2011, we were in compliance with all of these covenants.

We have $1,732 million of long-term debt maturing in the next 12 months that is classified as current, primarily $1,020 million of 6.0 percent notes that mature on February 15, 2012 and $520 million of 5.65 percent notes that mature on September 10, 2012. On November 28, 2011, subsequent to the end of our second quarter of fiscal 2012, we issued $1.0 billion aggregate principal amount of 3.15 percent notes due in 2021. We intend to use the net proceeds to repay a portion of the 6.0 percent notes, reduce our commercial borrowing, and for general corporate purposes. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the second quarter of fiscal 2012.

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

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of November 27, 2011, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

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

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. We will adopt this guidance for our annual goodwill impairment test for fiscal 2012, which will be conducted in the third quarter. We do not expect this guidance to have a material impact on our results of operations or financial position.

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

Total Segment Operating Profit

Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. A reconciliation of this measure to operating profit, the relevant GAAP measure, is included in Note 14 to the Consolidated Financial Statements in this report.

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

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Quarter Ended		Six-Month Period Ended
Per Share Data	Nov. 27, 2011	Nov. 28, 2010	Nov. 27, 2011	Nov. 28, 2010

Diluted earnings per share, as reported	$0.67	$0.92	$1.28	$1.63
Mark-to-market effects (a)	0.09	(0.03)	0.13	(0.10)
Uncertain tax items (b)	—	(0.13)	—	(0.13)

Diluted earnings per share, excluding certain items affecting comparability (c)	$0.76	$0.76	$1.41	$1.40

(a)	Net (gain) loss from mark-to-market valuation of certain commodity positions and grain inventories. See Note 5 to the Consolidated Financial Statements in this report.

(b)	Effects of court decisions and audit settlements on uncertain tax matters.

(c)	Items affecting comparability includes integration costs resulting from the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. of $3 million after-tax for the quarterly and six-month periods ended November 27, 2011. The impact is less than $.01 on diluted earnings per share excluding certain items affecting comparability for both the quarterly and six-month periods ended November 27, 2011.

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

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of November 27, 2011, was $26 million and $4 million, respectively. Both the interest rate and commodity value-at-risk as of November 27, 2011 remained flat compared to these measures as of May 29, 2011. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our

Chief Executive Officer and Chief Financial Officer have concluded that, as of November 27, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended November 27, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended November 27, 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)

August 29, 2011-
October 2, 2011	2,287,064	$37.61	2,287,064	76,187,044

October 3, 2011-
October 30, 2011	203,938	37.72	203,938	75,983,106

October 31, 2011-
November 27, 2011	185,689	39.02	185,689	75,797,417

Total	2,676,691	$37.71	2,676,691	75,797,417

(a)	The total number of shares purchased includes shares purchased in the open market and shares of stock withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

10.1 2011 Stock Compensation Plan.

10.2 2011 Compensation Plan for Non-Employee Directors.

10.3 Supplemental Benefits Trust Agreement.

10.4 Supplemental Benefits Trust Agreement.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarterly and six-month periods ended November 27, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Total Equity, Comprehensive Income and Redeemable Interest; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date December 20, 2011	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date December 20, 2011	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	2011 Stock Compensation Plan.

10.2	2011 Compensation Plan for Non-Employee Directors.

10.3	Supplemental Benefits Trust Agreement.

10.4	Supplemental Benefits Trust Agreement.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarterly and six-month periods ended November 27, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Total Equity, Comprehensive Income, and Redeemable Interest; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.