Form 10-Q
period 2012-02-26
GENERAL MILLS INC
filed 2012-03-21
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 26, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of March 9, 2012: 647,308,942 (excluding 107,304,386 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and nine-month periods ended February 26, 2012, and February 27, 2011	3
	Consolidated Balance Sheets as of February 26, 2012, and May 29, 2011	4
	Consolidated Statements of Total Equity, Comprehensive Income, and Redeemable Interest for the nine-month period ended February 26, 2012, and the fiscal year ended May 29, 2011	5
	Consolidated Statements of Cash Flows for the nine-month periods ended February 26, 2012, and February 27, 2011	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

Signatures		39

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Nine-Month Period Ended
	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011
Net sales	$4,120.1	$3,646.2	$12,591.5	$11,245.9

Cost of sales	2,612.7	2,215.4	8,042.9	6,656.8

Selling, general, and administrative expenses	838.7	790.2	2,523.3	2,363.2

Divestiture (gain)	—	(14.3)	—	(14.3)

Restructuring, impairment, and other exit costs	0.1	0.1	0.9	2.1

Operating profit	668.6	654.8	2,024.4	2,238.1

Interest, net	96.0	85.0	268.6	256.9

Earnings before income taxes and after-tax earnings from joint ventures	572.6	569.8	1,755.8	1,981.2

Income taxes	187.3	181.7	574.2	565.4

After-tax earnings from joint ventures	15.5	5.4	72.7	66.6

Net earnings, including earnings attributable to redeemable and noncontrolling interests	400.8	393.5	1,254.3	1,482.4

Net earnings attributable to redeemable and noncontrolling interests	9.3	1.4	12.4	4.3

Net earnings attributable to General Mills	$391.5	$392.1	$1,241.9	$1,478.1

Earnings per share - basic	$0.61	$0.61	$1.92	$2.30

Earnings per share - diluted	$0.58	$0.59	$1.86	$2.22

Dividends per share	$0.305	$0.280	$0.915	$0.840

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Feb. 26, 2012	May 29, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$485.3	$619.6
Receivables	1,437.1	1,162.3
Inventories	1,528.0	1,609.3
Deferred income taxes	27.8	27.3
Prepaid expenses and other current assets	358.1	483.5

Total current assets	3,836.3	3,902.0

Land, buildings, and equipment	3,549.9	3,345.9
Goodwill	8,205.0	6,750.8
Other intangible assets	4,728.4	3,813.3
Other assets	1,119.4	862.5

Total assets	$21,439.0	$18,674.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,011.9	$995.1
Current portion of long-term debt	749.1	1,031.3
Notes payable	690.8	311.3
Other current liabilities	1,397.2	1,321.5

Total current liabilities	3,849.0	3,659.2

Long-term debt	6,194.8	5,542.5
Deferred income taxes	1,367.6	1,127.4
Other liabilities	1,774.8	1,733.2

Total liabilities	13,186.2	12,062.3

Redeemable interest	848.4	—

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,337.7	1,319.8
Retained earnings	9,833.7	9,191.3
Common stock in treasury, at cost, shares of 107.4 and 109.8	(3,213.4)	(3,210.3)
Accumulated other comprehensive loss	(1,111.9)	(1,010.8)

Total stockholders’ equity	6,921.6	6,365.5

Noncontrolling interests	482.8	246.7

Total equity	7,404.4	6,612.2

Total liabilities and equity	$21,439.0	$18,674.5

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity, Comprehensive Income, and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury			Accumulated
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Redeemable Interest	Total Comprehensive Income (Loss)
Balance as of May 30, 2010	754.6	$75.5	$1,307.1	(98.1)	$(2,615.2)	$8,122.4	$(1,486.9)	$245.1	$5,648.0
Comprehensive income:
Net earnings, including earnings attributable to redeemable and noncontrolling interests						1,798.3		5.2	1,803.5		$1,803.5
Other comprehensive income							476.1	0.7	476.8		476.8
Total comprehensive income									2,280.3		2,280.3
Cash dividends declared ($1.12 per share)						(729.4)			(729.4)
Shares purchased				(31.8)	(1,163.5)				(1,163.5)
Stock compensation plans (includes income tax benefits of $106.2)			(22.2)	20.1	568.4				546.2
Unearned compensation related to restricted stock unit awards			(70.4)						(70.4)
Earned compensation			105.3						105.3
Distributions to noncontrolling interest holders								(4.3)	(4.3)
Balance as of May 29, 2011	754.6	75.5	1,319.8	(109.8)	(3,210.3)	9,191.3	(1,010.8)	246.7	6,612.2
Comprehensive income:
Net earnings, including earnings attributable to redeemable and noncontrolling interests						1,241.9		3.6	1,245.5	$8.8	1,254.3
Other comprehensive loss							(101.1)	(26.8)	(127.9)	(54.0)	(181.9)
Total comprehensive income (loss)									1,117.6	(45.2)	1,072.4
Cash dividends declared ($0.915 per share)						(599.5)			(599.5)
Shares purchased				(8.3)	(312.5)				(312.5)
Stock compensation plans (includes income tax benefits of $58.7)			10.8	10.7	309.4				320.2
Unearned compensation related to restricted stock unit awards			(92.1)						(92.1)
Earned compensation			88.4						88.4
Addition of redeemable and noncontrolling interest from acquisitions								263.8	263.8	904.4
Increase (decrease) in fair value of redeemable interest			10.8						10.8	(10.8)
Distributions to noncontrolling interest holders								(4.5)	(4.5)
Balance as of Feb. 26, 2012	754.6	$75.5	$1,337.7	(107.4)	$(3,213.4)	$9,833.7	$(1,111.9)	$482.8	$7,404.4	$848.4

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Nine-Month Period Ended
	Feb. 26, 2012	Feb. 27, 2011
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,254.3	$1,482.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	398.8	354.5
After-tax earnings from joint ventures	(72.7)	(66.6)
Stock-based compensation	88.4	81.4
Deferred income taxes	49.9	105.8
Tax benefit on exercised options	(58.7)	(75.1)
Distributions of earnings from joint ventures	43.2	31.4
Pension and other postretirement benefit plan contributions	(15.5)	(11.3)
Pension and other postretirement benefit plan expense	58.4	55.1
Divestiture (gain)	—	(14.3)
Restructuring, impairment, and other exit costs (income)	(2.6)	(2.5)
Changes in current assets and liabilities, excluding the effects of acquisitions	66.7	(612.4)
Other, net	(153.0)	(80.3)

Net cash provided by operating activities	1,657.2	1,248.1

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(423.9)	(423.4)
Acquisitions, net of cash acquired	(900.1)	(84.8)
Investments in affiliates, net	(22.1)	(1.8)
Proceeds from disposal of land, buildings, and equipment	1.4	3.5
Proceeds from divestiture of product line	—	24.9
Exchangeable note	(131.6)	—
Other, net	6.6	14.7

Net cash used by investing activities	(1,469.7)	(466.9)

Cash Flows - Financing Activities
Change in notes payable	384.9	(78.4)
Issuance of long-term debt	1,390.5	500.0
Payment of long-term debt	(1,439.3)	(5.5)
Proceeds from common stock issued on exercised options	208.5	256.3
Tax benefit on exercised options	58.7	75.1
Purchases of common stock for treasury	(312.5)	(1,163.5)
Dividends paid	(599.5)	(547.5)
Other, net	(8.4)	(8.5)

Net cash used by financing activities	(317.1)	(972.0)

Effect of exchange rate changes on cash and cash equivalents	(4.7)	57.9

Decrease in cash and cash equivalents	(134.3)	(132.9)
Cash and cash equivalents - beginning of year	619.6	673.2

Cash and cash equivalents - end of period	$485.3	$540.3

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(115.0)	$(110.3)
Inventories	111.8	(304.6)
Prepaid expenses and other current assets	146.4	(33.0)
Accounts payable	(76.8)	4.1
Other current liabilities	0.3	(168.6)

Changes in current assets and liabilities	$66.7	$(612.4)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarterly and nine-month periods ended February 26, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2012.

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

(2) Acquisitions and Divestitures

On July 1, 2011, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. from PAI Partners and Sodiaal for an aggregate purchase price of $1.2 billion. Yoplait S.A.S. operates yogurt businesses in several countries, including France, Canada, and the United Kingdom, and oversees franchise relationships around the world. Yoplait Marques S.A.S. holds the worldwide rights to Yoplait and related trademarks. We consolidated both entities into our consolidated balance sheets and recorded goodwill of $1.5 billion. Indefinite lived intangible assets acquired primarily include brands of $437.3 million. Finite lived intangible assets acquired primarily include franchise agreements of $440.2 million and customer relationships of $130.9 million. In addition, we purchased a zero coupon exchangeable note due in 2016 from Sodiaal with a notional amount of $131.6 million and a fair value of $110.9 million. As of the date of the acquisition, the pro forma effects of this acquisition were not material.

We have conducted a preliminary assessment of certain assets and liabilities related to the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. We are continuing our review of these items during the measurement period, and if new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of these items. During the second and third quarters of fiscal 2012, we recorded adjustments to certain purchase accounting assets and liabilities that resulted in a $2.6 million increase in goodwill.

(3) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during fiscal 2012 were as follows:

In Millions	U.S. Retail	International	Bakeries and Foodservice	Joint Ventures	Total
Balance as of May 29, 2011	$5,142.9	$162.6	$921.1	$524.2	$6,750.8
Acquisitions	562.1	982.6	—	—	1,544.7
Purchase accounting adjustments (a)	—	2.6	—	—	2.6
Other activity, primarily foreign currency translation	—	(61.3)	—	(31.8)	(93.1)
Balance as of Feb. 26, 2012	$5,705.0	$1,086.5	$921.1	$492.4	$8,205.0

(a)	See Note 2.

The changes in the carrying amount of other intangible assets during fiscal 2012 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 29, 2011	$3,242.5	$497.9	$72.9	$3,813.3
Acquisitions	—	1,127.6	—	1,127.6
Purchase accounting adjustment (a)	—	(92.4)	—	(92.4)
Other activity, primarily foreign currency translation	(2.7)	(112.8)	(4.6)	(120.1)
Balance as of Feb. 26, 2012	$3,239.8	$1,420.3	$68.3	$4,728.4

(a)	See Note 2.

(4) Inventories

The components of inventories were as follows:

In Millions	Feb. 26, 2012	May 29, 2011
Raw materials and packaging	$348.6	$286.2
Finished goods	1,228.0	1,273.6
Grain	191.4	218.0
Excess of FIFO or weighted-average cost over LIFO cost	(240.0)	(168.5)
Total	$1,528.0	$1,609.3

(5) Financial Instruments, Risk Management Activities, and Fair Values

Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of February 26, 2012, and May 29, 2011, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
In Millions	Feb. 26, 2012	May 29, 2011	Feb. 26, 2012	May 29, 2011	Feb. 26, 2012	May 29, 2011	Feb. 26, 2012	May 29, 2011
Available for sale:
Debt securities	$8.1	$8.9	$8.3	$9.0	$0.2	$0.1	$—	$—
Equity securities	2.0	2.0	6.0	6.0	4.0	4.0	—	—
Total	$10.1	$10.9	$14.3	$15.0	$4.2	$4.1	$—	$—

For the third quarter of fiscal 2012, there were no gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive loss (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available for Sale
In Millions	Cost	Market Value
Under 1 year (current)	$2.5	$2.6
From 1 to 3 years	0.5	0.5
From 4 to 7 years	5.1	5.2
Equity securities	2.0	6.0
Total	$10.1	$14.3

Cash, cash equivalents, and marketable securities totaling $2.3 million as of February 26, 2012, were pledged as collateral for certain derivative contracts.

The fair values and carrying amounts of long-term debt, including the current portion, were $7,680.0 million and $6,943.9 million, respectively, as of February 26, 2012. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments.

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

Unallocated corporate items for the quarterly and nine-month periods ended February 26, 2012, and February 27, 2011, included:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011
Net gain (loss) on mark-to-market valuation of commodity positions	$20.5	$56.4	$(88.0)	$146.2
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	23.3	(28.6)	22.5	(41.7)
Net mark-to-market revaluation of certain grain inventories	2.6	5.6	(20.2)	28.8
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$46.4	$33.4	$(85.7)	$133.3

As of February 26, 2012, the net notional value of commodity derivatives was $239.3 million, of which $32.8 million related to agricultural inputs and $206.5 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the periods ended February 26, 2012.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the periods ended February 26, 2012.

During the fourth quarter of fiscal 2011, first quarter of fiscal 2012 and second quarter of fiscal 2012, we entered into $500.0 million, $300.0 million, and $200.0 million of forward starting swaps with average fixed rates of 3.9 percent, 2.7 percent, and 2.4 percent, respectively, in advance of a planned debt financing. All of these forward starting swaps were cash settled for $100.4 million coincident with the issuance of our $1.0 billion 10-year fixed rate notes in November 2011. As of February 26, 2012, there was a $97.1 million pre-tax loss in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the fourth quarter of fiscal 2011, we entered into swaps to convert $300.0 million of 1.55 percent fixed-rate notes due May 16, 2014, to floating rates.

During the fourth quarter of fiscal 2010, in advance of a planned debt financing, we entered into $500.0 million of treasury lock derivatives with an average fixed rate of 4.3 percent. All of these treasury locks were cash settled for $17.1 million during the first quarter of fiscal 2011, coincident with the issuance of our $500.0 million 30-year fixed-rate notes. As of February 26, 2012, a $15.8 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

As of February 26, 2012, an $11.0 million pre-tax loss on cash settled interest rate swaps for our $1.0 billion 10-year fixed rate notes issued January 24, 2007 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate swaps. Average floating rates are based on rates as of the end of the reporting period.

In Millions	Feb. 26, 2012	May 29, 2011
Pay-floating swaps - notional amount	$882.2	$838.0
Average receive rate	1.7%	1.8%
Average pay rate	0.3%	0.2%
Pay-fixed swaps - notional amount	$12.3	$—
Average receive rate	0.5%	—%
Average pay rate	8.2%	—%
Pay-fixed forward starting swaps - notional amount	$—	$500.0

The swap contracts mature at various dates from fiscal 2012 to 2014 as follows:

In Millions	Pay Floating	Pay Fixed
2012	$—	$12.3
2013	582.2	—
2014	300.0	—
Total	$882.2	$12.3

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

As of February 26, 2012, the notional value of foreign exchange derivatives was $1,009.3 million. The amount of hedge ineffectiveness was less than $1 million for the periods ended February 26, 2012.

We also have many net investments in foreign subsidiaries that are denominated in euros. We hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of February 26, 2012, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.

Fair Value Measurements and Financial Statement Presentation

We categorize assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.

The fair values of our assets, liabilities, and derivative positions recorded at fair value as of February 26, 2012 and May 29, 2011, were as follows:

	Feb. 26, 2012				Feb. 26, 2012
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$8.2	$—	$8.2	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	6.1	—	6.1	—	(9.3)	—	(9.3)
Total	—	14.3	—	14.3	—	(9.3)	—	(9.3)

Derivatives not designated as hedging instruments:
Interest rate contracts (b) (c)	—	0.8	—	0.8	—	(0.2)	—	(0.2)
Foreign exchange contracts (c) (d)	—	11.4	—	11.4	—	(1.0)	—	(1.0)
Equity contracts (c) (e)	—	—	—	—	—	(0.1)	—	(0.1)
Commodity contracts (c) (e)	4.6	9.7	—	14.3	—	(1.3)	—	(1.3)
Grain contracts (c) (e)	—	7.9	—	7.9	—	(22.5)	—	(22.5)
Total	4.6	29.8	—	34.4	—	(25.1)	—	(25.1)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	6.0	8.3	—	14.3	—	—	—	—
Total	6.0	8.3	—	14.3	—	—	—	—

Total assets, liabilities, and derivative positions recorded at fair value	$10.6	$52.4	$—	$63.0	$—	$(34.4)	$—	$(34.4)

	May 29, 2011				May 29, 2011
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$11.2	$—	$11.2	$—	$(21.3)	$—	$(21.3)
Foreign exchange contracts (c) (d)	—	10.1	—	10.1	—	(14.9)	—	(14.9)
Total	—	21.3	—	21.3	—	(36.2)	—	(36.2)

Derivatives not designated as hedging instruments:
Interest rate contracts (b) (c)	—	2.2	—	2.2	—	(0.9)	—	(0.9)
Foreign exchange contracts (c) (d)	—	57.1	—	57.1	—	(19.9)	—	(19.9)
Commodity contracts (c) (e)	14.6	16.3	—	30.9	—	—	—	—
Grain contracts (c) (e)	—	61.1	—	61.1	—	(29.0)	—	(29.0)
Total	14.6	136.7	—	151.3	—	(49.8)	—	(49.8)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.9	9.1	—	15.0	—	—	—	—
Total	5.9	9.1	—	15.0	—	—	—	—

Total assets, liabilities, and derivative positions recorded at fair value	$20.5	$167.1	$—	$187.6	$—	$(86.0)	$—	$(86.0)

(a)	These contracts and investments are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the quarterly and nine-month periods ended February 26, 2012 and February 27, 2011, were as follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011
Derivatives in Cash Flow Hedging Relationships:

Amount of loss recognized in other comprehensive income (OCI) (a)	$—	$—	$(13.0)	$(13.0)	$—	$—	$—	$—	$(13.0)	$(13.0)

Amount of loss reclassified from AOCI into earnings (a) (b)	(3.1)	(3.2)	(1.7)	(2.0)	—	—	—	—	(4.8)	(5.2)

Amount of loss recognized in earnings (c) (d)	—	—	(2.4)	—	—	—	—	—	(2.4)	—

Derivatives in Fair Value Hedging Relationships:

Amount of net loss recognized in earnings (e)	(0.5)	(0.9)	—	—	—	—	—	—	(0.5)	(0.9)

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (e)	—	1.8	(15.8)	7.0	2.3	—	20.5	56.4	7.0	65.2

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011
Derivatives in Cash Flow Hedging Relationships:

Amount of loss recognized in other comprehensive income (OCI) (a)	$(78.6)	$—	$(2.0)	$(20.4)	$—	$—	$—	$—	$(80.6)	$(20.4)

Amount of loss reclassified from AOCI into earnings (a) (b)	(5.0)	(9.8)	(6.8)	(11.5)	—	—	—	—	(11.8)	(21.3)

Amount of gain (loss) recognized in earnings (c) (d)	(0.5)	—	(2.4)	0.3	—	—	—	—	(2.9)	0.3

Derivatives in Fair Value Hedging Relationships:

Amount of net gain (loss) recognized in earnings (e)	(0.7)	0.3	—	—	—	—	—	—	(0.7)	0.3

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (e)	—	0.9	2.1	20.4	2.3	—	(88.0)	146.2	(83.6)	167.5

(a)	Effective portion.

(b)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in SG&A expenses for foreign exchange contracts.

(e)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for foreign exchange contracts.

Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of February 26, 2012, totaled $75.7 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized losses from foreign currency cash flow hedges recorded in AOCI as of February 26, 2012, were $1.0 million after-tax. The net amount of pre-tax gains and losses in AOCI as of February 26, 2012, that we expect to be reclassified into net earnings within the next 12 months is $14.1 million of expense.

Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on February 26, 2012, was less than $1 million. We would be required to post this amount of collateral to the counterparties if the contingent features were triggered.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $35.6 million against which we do not hold any collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

(6) Debt

The components of notes payable were as follows:

In Millions	Feb. 26, 2012	May 29, 2011
U.S. commercial paper	$551.9	$192.5
Financial institutions	138.9	118.8

Total	$690.8	$311.3

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2013. We also have $421.7 million in uncommitted credit lines that support our foreign operations. As of February 26, 2012, there were no amounts outstanding on the fee-paid committed credit lines and $138.9 million was drawn on the uncommitted lines.

On February 15, 2012, we repaid $1.0 billion of 6.0 percent notes. In November 2011, we issued $1.0 billion aggregate principal amount of 3.15 percent notes due December 15, 2021. The net proceeds were used to repay a portion of our notes due February 15, 2012, reduce our commercial paper borrowings, and for general corporate purposes. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time prior to September 15, 2021 for a specified make whole amount and any time on or after that date at par plus accrued and unpaid interest to the redemption date. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.

As part of our acquisition of Yoplait S.A.S., we consolidated $457.9 million of primarily euro-denominated Euribor-based floating-rate bank debt. In December 2011, we refinanced this debt with $390.5 million of euro-denominated Euribor-based floating-rate bank debt due at various dates through December 15, 2014.

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

In June 2010, we issued $500.0 million aggregate principal amount of 5.4 percent notes due June 15, 2040. The proceeds of these notes were used to repay a portion of our outstanding commercial paper. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time for a specified make whole amount. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.

Certain of our long-term debt agreements contain restrictive covenants. As of February 26, 2012, we were in compliance with all of these covenants.

(7) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. We consolidate both entities into our consolidated financial statements.

On the acquisition date, we recorded the $263.8 million fair value of Sodiaal’s 50 percent euro-denominated interest in Yoplait Marques S.A.S. as a noncontrolling interest on our consolidated balance sheets. Yoplait Marques S.A.S. earns a royalty stream through a licensing agreement with Yoplait S.A.S. for the rights to Yoplait and related trademarks. Yoplait Marques S.A.S. pays dividends annually based on its available cash as of its fiscal year end.

On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our consolidated balance sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us once per year at fair value up to a maximum of 9 years. We adjust the value of the redeemable interest through additional paid-in capital on our consolidated balance sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement. As of February 26, 2012, the redemption value of the euro-denominated redeemable interest was $848.4 million.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021.

(8) Stockholders’ Equity

The following table provides details of total comprehensive income (loss):

	Quarter Ended Feb. 26, 2012					Quarter Ended Feb. 27, 2011
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$391.5	$2.7	$6.6			$392.1	$1.4	$—
Other comprehensive income (loss):
Foreign currency translation	$79.0	$—	79.0	5.5	18.0	$102.6	$—	102.6	0.1	—
Other fair value changes:
Securities	0.9	(0.4)	0.5	—	—	(3.6)	1.4	(2.2)	—	—
Hedge derivatives	(11.0)	1.5	(9.5)	—	(1.5)	(13.0)	6.1	(6.9)	—	—
Reclassification to earnings:
Hedge derivatives	3.7	(1.4)	2.3	—	0.8	5.2	(4.3)	0.9	—	—
Amortization of losses and prior service costs	32.9	(12.5)	20.4	—	—	27.2	(10.4)	16.8	—	—
Other comprehensive income (loss)	$105.5	(12.8)	92.7	5.5	17.3	$118.4	(7.2)	111.2	0.1	—
Total comprehensive income			$484.2	$8.2	$23.9			$503.3	$1.5	$—

	Nine-Month Period Ended Feb. 26, 2012					Nine-Month Period Ended Feb. 27, 2011
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,241.9	$3.6	$8.8			$1,478.1	$4.3	$—
Other comprehensive income (loss):
Foreign currency translation	$(121.6)	$—	$(121.6)	(26.8)	(52.9)	$278.7	$—	$278.7	$0.4	$—
Other fair value changes:				—	—				—	—
Securities	0.2	(0.1)	0.1	—	—	(5.7)	2.2	(3.5)	—	—
Hedge derivatives	(78.1)	30.6	(47.5)	—	(1.9)	(20.4)	6.2	(14.2)	—	—
Reclassification to earnings:				—	—				—	—
Hedge derivatives	10.7	(4.1)	6.6	—	0.8	21.3	(8.2)	13.1	—	—
Amortization of losses and prior service costs	98.7	(37.4)	61.3	—	—	81.7	(31.1)	50.6	—	—
Other comprehensive income (loss)	(90.1)	(11.0)	(101.1)	(26.8)	(54.0)	355.6	(30.9)	324.7	0.4	—
Total comprehensive income (loss)			$1,140.8	$(23.2)	$(45.2)			$1,802.8	$4.7	$—

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Feb. 26, 2012	May 29, 2011
Foreign currency translation adjustments	$431.6	$553.2
Unrealized gain (loss) from:
Securities	2.1	2.0
Hedge derivatives	(76.7)	(35.8)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,451.6)	(1,509.5)
Prior service costs	(17.3)	(20.7)
Accumulated other comprehensive loss	$(1,111.9)	$(1,010.8)

(9) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 64 to 67 of our Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011
Compensation expense related to stock-based payments	$31.3	$38.2	$115.2	$124.8

As of February 26, 2012, unrecognized compensation expense related to non-vested stock options and restricted stock units was $175.6 million. This expense will be recognized over 20 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month Period Ended
In Millions	Feb. 26, 2012	Feb. 27, 2011
Net cash proceeds	$208.5	$256.3
Intrinsic value of options exercised	$138.4	$181.9

We estimate the fair value of each option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on page 65 in our Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended
	Feb. 26, 2012	Feb. 27, 2011
Estimated fair values of stock options granted	$5.88	$4.12
Assumptions:
Risk-free interest rate	2.9%	2.9%
Expected term	8.5 years	8.5 years
Expected volatility	17.6%	18.5%
Dividend yield	3.3%	3.0%

Information on stock option activity follows:

	Options (Thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 29, 2011	67,547.3	$26.82
Granted	4,069.0	37.29
Exercised	(9,135.6)	24.26
Forfeited or expired	(266.7)	30.14
Outstanding as of Feb. 26, 2012	62,214.0	$27.86	4.85	$640.3
Exercisable as of Feb. 26, 2012	40,816.7	$25.20	3.35	$528.7

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 29, 2011	9,169.9	$30.92	437.2	$31.01	4,515.1	$31.58
Granted	2,669.5	37.27	87.9	37.21	—	—
Vested	(2,998.1)	29.77	(81.2)	28.99	(211.1)	31.36
Forfeited	(103.9)	34.52	(43.0)	32.62	(247.2)	31.87
Non-vested as of Feb. 26, 2012	8,737.4	$33.73	400.9	$32.61	4,056.8	$31.58

The total grant-date fair value of restricted stock unit awards that vested in the nine-month period ended February 26, 2012 was $98.2 million, and restricted stock units with a grant-date fair value of $86.4 million vested in the nine-month period ended February 27, 2011.

(10) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Nine-Month Period Ended
In Millions, Except per Share Data	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011
Net earnings attributable to General Mills	$391.5	$392.1	$1,241.9	$1,478.1

Average number of common shares - basic EPS	647.9	638.9	647.4	642.8
Incremental share effect from: (a)
Stock options	14.4	15.5	14.5	16.8
Restricted stock, restricted stock units, and other	5.0	5.7	4.6	5.4
Average number of common shares - diluted EPS	667.3	660.1	666.5	665.0

Earnings per share - basic	$0.61	$0.61	$1.92	$2.30
Earnings per share - diluted	$0.58	$0.59	$1.86	$2.22

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011
Anti-dilutive stock options and restricted stock units	2.8	5.2	5.7	5.2

(11) Share Repurchases

During the third quarter of fiscal 2012, we repurchased 2.6 million shares of common stock for an aggregate purchase price of $101.7 million. During the nine-month period ended February 26, 2012, we repurchased 8.3 million shares of common stock for an aggregate purchase price of $312.5 million.

During the third quarter of fiscal 2011, we repurchased 5.6 million shares of common stock for an aggregate purchase price of $199.9 million. During the nine-month period ended February 27, 2011, we repurchased 31.8 million shares of common stock for an aggregate purchase price of $1,163.5 million.

(12) Statements of Cash Flows

During the nine-month period ended February 26, 2012, we made net cash interest payments of $296.6 million, compared to $300.6 million in the same period last year. Also, in the nine-month period ended February 26, 2012, we made tax payments of $508.5 million, compared to $411.6 million in the same period last year. In addition, we acquired interests in Yoplait S.A.S. and Yoplait Marques S.A.S. for $1.2 billion including $261.3 million of non-cash consideration for debt assumed.

(13) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment expense were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011
Service cost	$28.6	$25.4	$4.5	$4.6	$1.8	$2.0
Interest cost	59.5	57.8	13.9	15.0	1.2	1.3
Expected return on plan assets	(110.0)	(102.1)	(8.9)	(8.4)	—	—
Amortization of losses	27.0	20.4	3.7	3.7	0.4	0.5
Amortization of prior service costs (credits)	2.1	2.2	(0.9)	(0.2)	0.6	0.6
Other adjustments	—	—	—	—	2.3	2.0
Net expense	$7.2	$3.7	$12.3	$14.7	$6.3	$6.4

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011
Service cost	$85.7	$75.9	$13.5	$13.9	$5.6	$6.0
Interest cost	178.5	173.0	41.7	45.0	3.6	3.8
Expected return on plan assets	(330.2)	(306.1)	(26.6)	(24.9)	—	—
Amortization of losses	81.1	61.1	10.9	10.9	1.3	1.6
Amortization of prior service costs (credits)	6.4	6.7	(2.6)	(0.4)	1.6	1.8
Other adjustments	—	—	—	—	6.9	6.0
Net expense	$21.5	$10.6	$36.9	$44.5	$19.0	$19.2

(14) Contingencies

We are party to various pending or threatened legal actions in the ordinary course of our business. In our opinion, there were no claims or litigation pending as of February 26, 2012, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. These matters include a class action lawsuit filed on January 14, 2010, in the United States District Court, Central District of California, alleging that we made false and misleading claims about the digestive health benefits of our YoPlus yogurt product. The YoPlus matter is scheduled to go to trial in June 2012. We believe that we have meritorious defenses against these allegations and will vigorously defend our position. As of February 26, 2012, we have not recorded a loss contingency for this matter.

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

Our operating segment results were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011
Net sales:
U.S. Retail	$2,609.4	$2,513.7	$8,058.0	$7,810.4
International	1,041.3	688.4	3,060.9	2,097.0
Bakeries and Foodservice	469.4	444.1	1,472.6	1,338.5
Total	$4,120.1	$3,646.2	$12,591.5	$11,245.9
Operating profit:
U.S. Retail	$512.5	$533.0	$1,759.1	$1,835.0
International	96.0	68.8	310.2	219.5
Bakeries and Foodservice	66.5	66.7	205.7	216.3
Total segment operating profit	675.0	668.5	2,275.0	2,270.8

Unallocated corporate items	6.3	27.9	249.7	44.9
Divestiture (gain)	—	(14.3)	—	(14.3)
Restructuring, impairment, and other exit costs	0.1	0.1	0.9	2.1
Operating profit	$668.6	$654.8	$2,024.4	$2,238.1

(16) New Accounting Pronouncements

In the third quarter of fiscal 2012 we adopted new accounting guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment of goodwill impairment to determine whether a quantitative assessment is necessary. We adopted this guidance for our annual goodwill impairment test for fiscal 2012, which was conducted in the third quarter. The adoption of this guidance did not have an impact on our results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2011, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in a glossary on page 35 of this report.

CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter Results

For the third quarter of fiscal 2012, net sales grew 13 percent to $4,120 million including 8 percentage points contributed by the acquisition of Yoplait S.A.S. Total segment operating profit of $675 million was 1 percent higher than the third quarter of fiscal 2011. Diluted earnings per share (EPS) of $0.58 was down 2 percent and diluted EPS excluding certain items affecting comparability decreased 2 percent compared to the third quarter of fiscal 2011 (See pages 33-34 for a discussion of measures not defined by GAAP).

Net sales growth of 13 percent for the third quarter of fiscal 2012 was driven by 10 percentage points of contribution from volume growth, including 13 percentage points of volume growth contributed by the acquisition of Yoplait S.A.S. Net price realization and mix contributed 3 percentage points of net sales growth. Foreign currency exchange was flat compared to the third quarter of fiscal 2011.

Components of net sales growth

Third Quarter of Fiscal 2012 vs. Third Quarter of Fiscal 2011	U.S. Retail	International	Bakeries and Foodservice	Combined Segments
Contributions from volume growth (a)	-5 pts	74 pts	Flat	10 pts
Net price realization and mix	9 pts	-21 pts	6 pts	3 pts
Foreign currency exchange	NA	-2 pts	NM	Flat
Net sales growth	4 pts	51 pts	6 pts	13 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $397 million from the third quarter of fiscal 2011 to $2,613 million primarily driven by a $252 million increase attributable to higher volume and a $158 million increase attributable to higher input costs and product mix. In the third quarter of fiscal 2012, we recorded a $46 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $33 million in the third quarter of fiscal 2011.

Selling, general, and administrative (SG&A) expenses increased $48 million to $839 million in the third quarter of fiscal 2012 versus the same period in fiscal 2011. SG&A expenses as a percent of net sales in the third quarter of fiscal 2012 were down 130 basis points compared with fiscal 2011. The increase in SG&A expenses was primarily driven by the acquisition of Yoplait S.A.S. and an 8 percent increase in advertising and media expense compared to fiscal 2011. In the third quarter of fiscal 2011, we recorded an $11 million charge to increase an environmental liability related to an active cleanup site in Moonachie, New Jersey.

During the third quarter of fiscal 2011, we recorded a divestiture gain of $14 million related to the sale of our foodservice frozen baked goods product line in Australia.

Interest, net for the third quarter of fiscal 2012 totaled $96 million, an $11 million increase from the same period of fiscal 2011. The average interest rate decreased 8 basis points, including the effect of the mix of debt, generating a $1 million decrease in net interest. Average interest bearing instruments increased $901 million primarily due to the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. in the first quarter of fiscal 2012, generating a $12 million increase in net interest.

The effective tax rate for the third quarter of fiscal 2012 was 32.7 percent compared to 31.9 percent for the third quarter of fiscal 2011. The 0.8 percentage point increase was primarily due to federal legislation passed during the third quarter of fiscal 2011 which extended the credit for research and development expenditures to December 31, 2011.

After-tax earnings from joint ventures increased to $16 million compared to $5 million in the same quarter last fiscal year as fiscal 2011 included a tax restructuring charge and increased media investment in Cereal Partners Worldwide (CPW). In the third quarter of fiscal 2012, net sales for CPW increased 3 percent due to 5 percentage points of growth attributable to net price realization and mix and 2 percentage points of contribution from volume growth, partially offset by 4 percentage points of unfavorable foreign currency exchange. Net sales for our Häagen-Dazs joint venture in Japan (HDJ) increased 10 percent due to 7 percentage points of favorable foreign currency exchange and 4 percentage points of growth attributable to net price realization and mix, partially offset by a 1 percentage point decrease due to lower contributions from pound volume.

Average diluted shares outstanding increased by 7 million in the third quarter of fiscal 2012 from the same period a year ago, due primarily to the issuance of common stock from stock option exercises, partially offset by share repurchases.

Net earnings attributable to General Mills were $392 million in the third quarter of fiscal 2012, consistent with last year. Diluted EPS was $0.58 in the third quarter of fiscal 2012, down 2 percent from $0.59 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories and integration costs resulting from the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $0.55 in the third quarter of fiscal 2012, down 2 percent compared to $0.56 in the third quarter of fiscal 2011 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Nine-month Results

For the nine-month period ended February 26, 2012, net sales grew 12 percent to $12,592 million including 6 percentage points contributed by the acquisition of Yoplait S.A.S. Total segment operating profit of $2,275 million essentially matched the nine-month period ended February 27, 2011. Diluted EPS of $1.86 was down 16 percent and diluted EPS excluding certain items affecting comparability of $1.96 was consistent with the nine-month period ended February 27, 2011. (See pages 33-34 for a discussion of measures not defined by GAAP).

Net sales growth of 12 percent for the nine-month period ended February 26, 2012 was driven by 8 percentage points of contributions from volume growth, including 11 percentage points of volume growth contributed by the acquisition of Yoplait S.A.S. Net price realization and mix contributed 4 percentage points of net sales growth and foreign currency exchange was flat compared to the nine-month period ended February 27, 2011.

Components of net sales growth

Nine-Month Period Ended Feb. 26, 2012 vs. Nine-Month Period Ended Feb. 27, 2011	U.S. Retail	International	Bakeries and Foodservice	Combined Segments
Contributions from volume growth (a)	-6 pts	62 pts	Flat	8 pts
Net price realization and mix	9 pts	-19 pts	10 pts	4 pts
Foreign currency exchange	NA	3 pts	NM	Flat
Net sales growth	3 pts	46 pts	10 pts	12 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $1,386 million from the nine-month period ended February 27, 2011, to $8,043 million primarily driven by a $587 million increase attributable to higher volume and a $580 million increase attributable to higher input costs and product mix. In the nine-month period ended February 26, 2012, we recorded an $86 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $133 million in the nine-month period ended February 27, 2011.

SG&A expenses increased $160 million to $2,523 million in the nine-month period ended February 26, 2012 versus the same period in fiscal 2011. SG&A expenses as a percent of net sales in fiscal 2012 decreased 100 basis points compared with fiscal 2011. The increase in SG&A expenses was primarily driven by the acquisition of Yoplait S.A.S and an 8 percent increase in advertising and media expense compared to fiscal 2011. In fiscal 2011, we recorded an $11 million charge to increase an environmental liability related to an active cleanup site in Moonachie, New Jersey.

During the third quarter of fiscal 2011, we recorded a divestiture gain of $14 million related to the sale of our foodservice frozen baked goods product line in Australia.

Interest, net for the nine-month period ended February 26, 2012, totaled $269 million, a $12 million increase from the same period of fiscal 2011. The average interest rate decreased 50 basis points, including the effect of the mix of debt, generating a $26 million decrease in net interest. Average interest bearing instruments increased $914 million primarily due to the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. in the first quarter of fiscal 2012, generating a $38 million increase in net interest.

The effective tax rate for the nine-month period ended February 26, 2012, was 32.7 percent compared to 28.5 percent for the nine-month period ended February 27, 2011. The 4.2 percentage point increase was primarily due to a $100 million reduction to tax expense recorded in the second quarter of fiscal 2011 related to a settlement with the Internal Revenue Service (IRS) which was partially offset by an $11 million increase in income taxes related to an adverse court decision in fiscal 2011.

After-tax earnings from joint ventures for the nine-month period ended February 26, 2012, increased to $73 million compared to $67 million in the same period last fiscal year as fiscal 2011 included a tax restructuring charge and increased media investment in CPW. In the nine-month period ended February 26, 2012, net sales for CPW increased 8 percent due to 3 percentage points of contribution from volume growth, 3 percentage points attributable to net price realization and mix, and 2 percentage points of favorable foreign currency exchange. Net sales for HDJ increased 10 percent due to 9 percentage points of favorable foreign currency exchange and 3 percentage points attributable to net price realization and mix, partially offset by a 2 percentage point decrease due to lower contributions from pound volume.

Average diluted shares outstanding increased by 2 million for the nine-month period ended February 26, 2012, from the same period a year ago, due primarily to the issuance of common stock from stock option exercises, partially offset by share repurchases.

Net earnings attributable to General Mills were $1,242 million in the nine-month period ended February 26, 2012, down 16 percent from $1,478 million in the same period last year. Diluted EPS was $1.86 in the nine-month period ended February 26, 2012, down 16 percent from $2.22 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories, integration costs resulting from the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S., and the net benefit from two uncertain tax matters in fiscal 2011. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, of $1.96 matched the same period of fiscal 2011 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

SEGMENT OPERATING RESULTS

U.S. Retail Segment Results

Net sales for our U.S. Retail operations of $2,609 million in the third quarter of fiscal 2012 increased 4 percentage points compared to the third quarter of fiscal 2011. Favorable net price realization and mix contributed 9 percentage points of growth, partially offset by a 5 percentage point decrease due to lower contributions from pound volume.

Net sales for our U.S. Retail operations of $8,058 million for the nine-month period ended February 26, 2012 increased 3 percentage points compared to the same period in fiscal 2011. Favorable net price realization and mix contributed 9 percentage points of growth, partially offset by a 6 percentage point decrease due to lower contributions from pound volume.

U.S. Retail Net Sales Percentage Change by Division

	Quarter Ended	Nine-Month Period Ended
	Feb. 26, 2012	Feb. 26, 2012
Big G	6%	3%
Meals	6	Flat
Pillsbury	Flat	4
Yoplait	(3)	(4)
Snacks	7	14
Baking Products	11	5
Small Planet Foods	8	13
Total	4%	3%

During the third quarter of fiscal 2012, net sales for Big G cereals grew 6 percent from last year driven by growth from established brands such as Honey Nut Cheerios and Cinnamon Toast Crunch along with contributions from new products including Peanut Butter Multigrain Cheerios. Meals net sales increased 6 percent, including gains from Green Giant vegetables, Helper dinner mixes, and Progresso soups. Pillsbury net sales were flat compared to last year. Net sales for Yoplait declined 3 percent as growth from Go-GURT, Yoplait Greek, and Mountain High yogurt was offset by volume declines on certain established product lines. Snacks net sales grew 7 percent, reflecting growth from Nature Valley and Fiber One snack bars. Net sales for Baking Products grew 11 percent led by contributions from Betty Crocker dessert mixes. Small Planet Food’s net sales were up 8 percent, led by Lärabar fruit and nut energy bars and Cascadian Farm cereals and grain snacks.

Segment operating profit decreased 4 percent to $512 million in the third quarter of fiscal 2012 and 4 percent to $1,759 million in the nine-month period ended February 26, 2012 versus the same periods a year ago. These decreases were driven by higher input costs, lower volume, and an increase in advertising and media expense of 2 percent in the third quarter of fiscal 2012 and 5 percent in the nine-month period ended February 26, 2012.

International Segment Results

Net sales for our International segment of $1,041 million increased 51 percent in the third quarter of fiscal 2012 compared to fiscal 2011, including 43 percentage points contributed by the acquisition of Yoplait S.A.S. Volume contributed 74 percentage points of net sales growth, including 72 percentage points resulting from the acquisition of Yoplait S.A.S. This gain was partially offset by a decrease of 21 percentage points due to unfavorable net price realization and mix and a decrease of 2 percentage points due to unfavorable foreign currency exchange.

Net sales for our International segment were up 46 percent in the nine-month period ended February 26, 2012, to $3,061 million, including 35 percentage points contributed by the acquisition of Yoplait S.A.S. Volume contributed 62 percentage points of growth, including 59 percentage points resulting from the acquisition of Yoplait S.A.S., and favorable foreign currency exchange contributed 3 percentage points. These gains were partially offset by a decrease of 19 percentage points due to unfavorable net price realization and mix.

International Net Sales Percentage Change by Geographic Region

	Quarter Ended	Nine-Month Period Ended
	Feb. 26, 2012	Feb. 26, 2012
Europe	121%	99%
Canada	35	30
Asia/Pacific	17	21
Latin America	8	11
Total	51%	46%

For the third quarter of fiscal 2012, net sales in Europe grew 121 percent, including 115 percentage points from the acquisition of Yoplait S.A.S. The remaining growth was driven by Häagen-Dazs in France, Nature Valley and Betty Crocker dry mixes in the United Kingdom and Ireland, and Betty Crocker dry mixes in the Middle East/North Africa market, partially offset by unfavorable foreign currency exchange. Net sales in Canada increased 35 percent primarily due to 32 percentage points of net sales growth from the acquisition of Yoplait S.A.S. The remaining growth was driven by Chocolate Cheerios, Honey Nut Cheerios, and Old El Paso Mexican products, partially offset by unfavorable foreign currency exchange. In the Asia/Pacific region, net sales grew 17 percent driven by growth from Häagen-Dazs products in Greater China, the fiscal 2011 acquisition of Pasta Master in Australia, and favorable foreign currency exchange. Latin America net sales increased 8 percent driven by growth in La Salteña in Argentina and Diablitos in Venezuela, partially offset by unfavorable foreign currency exchange.

Segment operating profit grew 40 percent to $96 million in the third quarter of fiscal 2012 primarily driven by the acquisition of Yoplait S.A.S. and higher volume, partially offset by a 31 percent increase in advertising and media expense and unfavorable foreign currency effects.

Segment operating profit grew 41 percent to $310 million in the nine-month period ended February 26, 2012, versus the same period a year ago, primarily driven by the acquisition of Yoplait S.A.S., higher volume, and favorable foreign currency effects, partially offset by an 18 percent increase in advertising and media expense.

Bakeries and Foodservice Segment Results

Net sales for our Bakeries and Foodservice segment increased 6 percent to $469 million in the third quarter of fiscal 2012 and 10 percent to $1,473 million in the nine-month period ended February 26, 2012, reflecting contributions from net price realization and mix driven by list price advances and higher prices indexed to commodity markets.

Bakeries and Foodservice Net Sales Percentage Change by Customer Channel

	Quarter Ended	Nine-Month Period Ended
	Feb. 26, 2012	Feb. 26, 2012
Foodservice Distributors	14%	10%
Convenience Stores	8	9
Bakeries and National Restaurant Accounts	1	10

Total	6%	10%

Segment operating profit for the third quarter of fiscal 2012 of $66 million remained consistent with the same quarter of fiscal 2011. Segment operating profit for the nine-month period ended February 26, 2012, was $206 million, down 5 percent versus the same period a year ago primarily driven by higher input costs and lower grain merchandising earnings.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $6 million in the third quarter of fiscal 2012 compared to $28 million in the same period in fiscal 2011. In the third quarter of fiscal 2012, we recorded a $46 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $33 million net decrease in expense in the third quarter of fiscal 2011. In the third quarter of fiscal 2012, we also recorded $4 million of integration costs related to the acquisition of Yoplait S.A.S. and Yoplait Marques S.A.S. In the third quarter of fiscal 2011, we recorded an $11 million charge to increase an environmental liability related to an active cleanup site in Moonachie, New Jersey.

Unallocated corporate expense totaled $250 million in the nine-month period ended February 26, 2012, compared to $45 million in the same period last year. In the nine-month period ended February 26, 2012, we recorded an $86 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $133 million net decrease in expense in the same period a year ago. In the nine-month period ended February 26, 2012, we also recorded $8 million of integration costs related to the acquisition of Yoplait S.A.S. and Yoplait Marques S.A.S. In fiscal 2011, we recorded an $11 million charge to increase an environmental liability related to an active cleanup site in Moonachie, New Jersey.

LIQUIDITY

During the nine-month period ended February 26, 2012, our operations generated $1.7 billion of cash compared to $1.2 billion in the same period last year primarily reflecting changes in current assets and liabilities, including a $416 million increase driven by inventory reduction efforts in fiscal 2012. Prepaid expenses and other current assets accounted for a $179 million increase, primarily reflecting changes in the fair value of open grain contracts and foreign currency hedges. Other current liabilities accounted for a $169 million increase, primarily reflecting changes in consumer marketing and related accruals.

Cash used by investing activities during the nine-month period ended February 26, 2012, was $1.5 billion, a $1.0 billion increase over the same period in fiscal 2011. The increased use of cash primarily reflects the acquisition of Yoplait S.A.S. and Yoplait Marques S.A.S. in the first quarter of fiscal 2012 for an aggregate purchase price of $1.2 billion, comprised of $900 million of cash, net of $30 million of cash acquired, and $261 million of non-cash consideration for debt assumed. In the first nine months of fiscal 2011, we paid $85 million for the acquisition of the Mountain High yogurt business and recorded $25 million of proceeds from the divestiture of our foodservice frozen baked goods product line in our International segment. We invested $424 million in land, buildings, and equipment in the nine-month period ended February 26, 2012, consistent with the first nine months of fiscal 2011.

Cash used by financing activities during the nine-month period ended February 26, 2012, was $317 million, a decrease of $655 million compared to the same period in fiscal 2011, primarily reflecting $851 million of higher share repurchases in the first nine months of fiscal 2011. In addition, we paid $600 million of dividends in the first nine months of fiscal 2012 versus $548 million in the first nine months of fiscal 2011.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Feb. 26, 2012	May 29, 2011
Notes payable	$690.8	$311.3
Current portion of long-term debt	749.1	1,031.3
Long-term debt	6,194.8	5,542.5
Total debt	7,634.7	6,885.1
Redeemable interest	848.4	—
Noncontrolling interests	482.8	246.7
Stockholders’ equity	6,921.6	6,365.5
Total capital	$15,887.5	$13,497.3

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We issue commercial paper in the United States and Europe. Our commercial paper borrowings are supported by $2.9 billion of fee-paid committed credit lines, consisting of a $1.8 billion facility expiring in October 2012 and a $1.1 billion facility expiring in October 2013. We also have $422 million in uncommitted credit lines that support our foreign operations. As of February 26, 2012, there were no amounts outstanding on the fee-paid committed credit lines and $139 million was drawn on the uncommitted lines.

On February 15, 2012, we repaid $1.0 billion of 6.0 percent notes. In November 2011, we issued $1.0 billion aggregate principal amount of 3.15 percent notes due December 15, 2021. The net proceeds were used to repay a portion of our notes due February 15, 2012, reduce our commercial paper borrowings, and for general corporate purposes. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time prior to September 15, 2021 for a specified make whole amount and any time on or after that date at par plus accrued and unpaid interest to the redemption date. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.

During the first quarter of fiscal 2012, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. We consolidated both entities into our consolidated financial statements. At the date of the acquisition, we recorded the $264 million fair value of Sodiaal’s 50 percent interest in Yoplait Marques S.A.S. as a noncontrolling interest, and the $904 million fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our consolidated balance sheet. These euro-denominated interests are reported in U.S. dollars on our consolidated balance sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. As of February 26, 2012, the redemption value of the redeemable interest was $848 million.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of February 26, 2012, we were in compliance with all of these covenants.

We have $749 million of long-term debt maturing in the next 12 months that is classified as current, primarily $521 million of 5.65 percent notes that mature on September 10, 2012. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the third quarter of fiscal 2012.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2011. The accounting policies used in preparing our interim fiscal 2012 Consolidated Financial Statements are the same as those described in our Form 10-K, except for the additional policy discussed in Note 1 to our Consolidated Financial Statements included in this Form 10-Q. We tested our goodwill and brand intangibles for impairment on our annual assessment date in the third quarter of fiscal 2012. As of our annual impairment assessment date, there was no impairment of any of our intangibles as their related fair values were substantially in excess of the carrying values.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of February 26, 2012, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

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

In June 2011, the FASB issued new accounting guidance for the presentation of other comprehensive income (OCI). This guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the EPS calculation. The guidance is effective for fiscal years beginning after December 15, 2011, which for us is the first quarter of fiscal 2013. This guidance will not impact our results of operations or financial position.

In September 2011, the FASB issued new accounting disclosure requirements about employers’ participation in multiemployer benefit plans. The requirements are effective for fiscal years ending after December 15, 2011, which for us is the fourth quarter of fiscal 2012. The requirements will not impact our results of operations or financial position.

In December 2011, the FASB issued new accounting disclosure requirements about the nature and exposure of offsetting arrangements related to financial and derivative instruments. The requirements are effective for interim and annual periods beginning after January 1, 2013, which for us is the first quarter of fiscal 2013. The requirements will not impact our results of operations or financial position.

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

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Quarter Ended		Nine-Month Period Ended
Per Share Data	Feb. 26, 2012	Feb. 27, 2011	Feb. 26, 2012	Feb. 27, 2011
Diluted earnings per share, as reported	$0.58	$0.59	$1.86	$2.22
Mark-to-market effects (a)	(0.04)	(0.03)	0.09	(0.13)
Acquisition integration costs (b)	0.01	—	0.01	—
Uncertain tax items (c)	—	—	—	(0.13)
Diluted earnings per share, excluding certain items affecting comparability	$0.55	$0.56	$1.96	$1.96

(a)	Net (gain) loss from mark-to-market valuation of certain commodity positions and grain inventories. See Note 5 to the Consolidated Financial Statements in this report.

(b)	Integration costs resulting from the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S.

(c)	Effects of court decisions and audit settlements on uncertain tax matters.

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

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of February 26, 2012, was $31 million and $5 million, respectively. During the nine-month period ended February 26, 2012, the interest rate value-at-risk increased by $5 million while the commodity value-at-risk increased by $1 million. The value-at-risk for interest rate instruments increased due to new long-term debt issued this year while value-at-risk for commodity positions increased due to increased volatility in commodity markets. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 26, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended February 26, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended February 26, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
November 28, 2011- January 1, 2012	2,534,169	$39.96	2,534,169	73,263,248
January 2, 2012- January 29, 2012	—	—	—	73,263,248
January 30, 2012- February 26, 2012	16,081	40.02	16,081	73,247,167
Total	2,550,250	$39.86	2,550,250	73,247,167

(a)	The total number of shares purchased includes shares purchased in the open market and shares of stock withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarterly and nine-month periods ended February 26, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Total Equity, Comprehensive Income and Redeemable Interest; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date March 21, 2012	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel
and Secretary

Date March 21, 2012	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarterly and nine-month periods ended February 26, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Total Equity, Comprehensive Income, and Redeemable Interest; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.