Form 10-K
period 2012-05-27
GENERAL MILLS INC
filed 2012-07-03
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED May 27, 2012

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

Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $38.23 per share as reported on the New York Stock Exchange on November 25, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter): $24,593.0 million.

Number of shares of Common Stock outstanding as of June 15, 2012: 648,588,155 (excluding 106,025,173 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

PRINCIPAL PRODUCTS

Our major product categories in the United States are ready-to-eat cereals, refrigerated yogurt, ready-to-serve soup, dry dinners, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including granola bars, cereal, and soup.

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

Refrigerated yogurt

Yoplait, Trix, Delights, Go-GURT, Fiber One, YoPlus, Whips!, Mountain High, Liberté, YOP, Perle de Lait, Petits Filous, and Panier

Refrigerated and frozen dough products

Pillsbury, the Pillsbury Doughboy character, Grands!, Golden Layers, Big Deluxe, Toaster Strudel, Toaster Scrambles, Simply, Savorings, Jus-Rol, Latina, Pasta Master, Wanchai Ferry, V.Pearl, and La Salteña

Dry dinners and shelf stable and frozen vegetable products

Betty Crocker, Hamburger Helper, Tuna Helper, Chicken Helper, Old El Paso, Green Giant, Potato Buds, Suddenly Salad, Bac*O’s, Betty Crocker Complete Meals, Valley Selections, Simply Steam, Valley Fresh Steamers, Wanchai Ferry, Diablitos, and Parampara

Grain, fruit, and savory snacks

Nature Valley, Fiber One, Betty Crocker, Fruit Roll-Ups, Fruit By The Foot, Gushers, Chex Mix, Gardetto’s, Bugles, Food Should Taste Good, and Lärabar

Dessert and baking mixes

Betty Crocker, SuperMoist, Warm Delights, Bisquick, and Gold Medal

Ready-to-serve soup

Progresso

Ice cream and frozen desserts

Häagen-Dazs, Secret Sensations, Cream Crisp, and Dolce

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

Some of our products are marketed under or in combination with trademarks that have been licensed from others, including:

• Dora the Explorer, Disney Cars, and Disney Princesses for yogurt, and Dora the Explorer for cereal;

• Reese’s Puffs for cereal;

• Hershey’s chocolate for a variety of products;

• Weight Watchers as an endorsement for soup and frozen vegetable products;

• Macaroni Grill for dry and frozen dinners;

• Sunkist for baking products and fruit snacks;

• Cinnabon for refrigerated dough, frozen pastries, and baking products;

• Bailey’s for super-premium ice cream; and

• a variety of characters and brands for fruit snacks, including Scooby Doo, Batman, Tom and Jerry, Ocean Spray, Thomas the Tank Engine, My Little Pony, Transformers, and various Warner Bros. and Nickelodeon characters.

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

RESEARCH AND DEVELOPMENT

Our principal research and development facilities are located in Minneapolis, Minnesota. Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business and technology areas. Research and development expenditures were $245 million in fiscal 2012, $235 million in fiscal 2011, and $218 million in fiscal 2010.

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

During fiscal 2012, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 22 percent of our consolidated net sales and 30 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 6 percent of our net sales in the International segment and 7 percent of our net sales in the Bakeries and Foodservice segment. As of May 27, 2012, Wal-Mart accounted for 26 percent of our U.S. Retail receivables, 5 percent of our International receivables, and 9 percent of our Bakeries and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 54 percent of its fiscal 2012 net sales, the five largest customers in our International segment accounted for 26 percent of its fiscal 2012 net sales, and the five largest customers in our Bakeries and Foodservice segment accounted for 46 percent of its fiscal 2012 net sales.

For further information on our customer credit and product return practices please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this report.

COMPETITION

The consumer foods industry is highly competitive, with numerous manufacturers of varying sizes in the United States and throughout the world. The food categories in which we participate are also very competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our principal strategies for competing in each of our segments include effective customer relationships, superior product quality, innovative advertising, product promotion, product innovation, an efficient supply chain, and price. In most product categories, we compete not only with other widely advertised branded products, but also with generic and private label products that are generally sold at lower prices. Internationally, we compete with both multi-national and local manufacturers, and each country includes a unique group of competitors.

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

BACKLOG

Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of May 27, 2012, was not material.

WORKING CAPITAL

A description of our working capital is included in the Liquidity section of MD&A in Item 7 of this report. Our product return practices are described in Note 2 to the Consolidated Financial Statements in Item 8 of this report.

EMPLOYEES

As of May 27, 2012, we had approximately 35,000 full- and part-time employees.

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

ENVIRONMENTAL MATTERS

As of May 27, 2012, we were involved with three active cleanup sites associated with the alleged or threatened release of hazardous substances or wastes located in: Sauget, Illinois; Minneapolis, Minnesota; and Moonachie, New Jersey. These matters involve several different actions, including administrative proceedings commenced by regulatory agencies and demand letters by regulatory agencies and private parties.

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

EXECUTIVE OFFICERS

The section below provides information regarding our executive officers as of July 3, 2012:

Y. Marc Belton, age 53, is Executive Vice President, Global Strategy, Growth and Marketing Innovation. Mr. Belton joined General Mills in 1983 and has held various positions, including President of Snacks from 1994 to 1997, New Ventures from 1997 to 1999, and Big G cereals from 1999 to 2002. He had oversight responsibility for Yoplait, General Mills Canada, and New Business Development from 2002 to 2005, and has had oversight responsibility for Growth and Marketing Innovation since 2005 and Global Strategy since September 2010. Mr. Belton was elected a Vice President of General Mills in 1991, a Senior Vice President in 1994, and an Executive Vice President in 2006. He is a director of U.S. Bancorp.

John R. Church, age 46, is Senior Vice President, Supply Chain. Mr. Church joined General Mills in 1988 as a Product Developer in the Big G cereals division and held various positions before becoming Vice President,

Engineering in 2003. In 2005, his role was expanded to include development of the company’s strategy for the global sourcing of raw materials and manufacturing capabilities. He was named Vice President, Supply Chain Operations in 2007 and to his present position in April 2008.

Michael L. Davis, age 56, is Senior Vice President, Global Human Resources. Mr. Davis joined General Mills in 1996 as Vice President, Compensation and Benefits, after spending 15 years in consulting with Towers Perrin. In 2002, his role was expanded to include staffing activities, and in 2005, he became Vice President, Human Resources for the U.S. Retail and Corporate groups. He was named to his current position in January 2008.

Peter C. Erickson, age 51, is Senior Vice President, Innovation, Technology and Quality. Mr. Erickson joined General Mills in 1994 as part of the Colombo yogurt acquisition. He has held various positions in Research & Development and became Vice President, Innovation, Technology and Quality in 2003. He was named to his present position in 2006.

Ian R. Friendly, age 51, is Executive Vice President and Chief Operating Officer, U.S. Retail. Mr. Friendly joined General Mills in 1983 and held various positions before becoming Vice President of CPW in 1994, President of Yoplait in 1998, Senior Vice President of General Mills in 2000, and President of the Big G cereals division in 2002. In 2004, he was named Chief Executive Officer of CPW. Mr. Friendly was named to his present position in 2006. He is a director of The Valspar Corporation.

Donal L. Mulligan, age 51, is Executive Vice President, Chief Financial Officer. Mr. Mulligan joined General Mills in 2001 from The Pillsbury Company. He served as Vice President, Financial Operations for our International division until 2004, when he was named Vice President, Financial Operations for Operations and Technology. Mr. Mulligan was appointed Treasurer of General Mills in 2006, Senior Vice President, Financial Operations in July 2007, and was elected to his present position in August 2007. From 1987 to 1998, he held several international positions at PepsiCo, Inc. and YUM! Brands, Inc. Mr. Mulligan is a director of Tennant Company.

Kimberly A. Nelson, age 49, is Senior Vice President, External Relations, and President of the General Mills Foundation. Ms. Nelson joined General Mills in 1988 and has held marketing leadership roles in the Big G, Snacks and Meals divisions. She was elected Vice President, President, Snacks in 2004, Senior Vice President, President, Snacks in May 2008, and Senior Vice President, External Relations in September 2010. She was named President of the General Mills Foundation in May 2011.

Shawn P. O’Grady, age 48, is Senior Vice President, President, Consumer Foods Sales Division. Mr. O’Grady joined General Mills in 1990 and held several marketing roles in the Snacks, Meals and Big G cereal divisions. He was promoted to Vice President in 1998 and held marketing positions in the Betty Crocker and Pillsbury USA divisions. In 2004, he moved into Consumer Foods Sales, becoming Vice President, President, U.S. Retail Sales in 2007. He was promoted to his current position in May 2010.

Christopher D. O’Leary, age 52, is Executive Vice President and Chief Operating Officer, International. Mr. O’Leary joined General Mills in 1997 as Vice President, Corporate Growth. He was elected a Senior Vice President in 1999 and President of the Meals division in 2001. Mr. O’Leary was named to his present position in 2006. Prior to joining General Mills, he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. Mr. O’Leary is a director of Telephone and Data Systems, Inc.

Roderick A. Palmore, age 60, is Executive Vice President, General Counsel, Chief Compliance and Risk Management Officer, and Secretary. Mr. Palmore joined General Mills in this position in February 2008 from the Sara Lee Corporation, a consumer foods and products company. He spent 12 years at Sara Lee, last serving as Executive Vice President and General Counsel since 2004. Mr. Palmore is a director of CBOE Holdings, Inc.

Kendall J. Powell, age 58, is Chairman of the Board and Chief Executive Officer of General Mills. Mr. Powell joined General Mills in 1979 and served in a variety of positions before becoming a Vice President in 1990. He became President of Yoplait in 1996, President of the Big G cereal division in 1997, and Senior Vice President of General Mills in 1998. From 1999 to 2004, he served as Chief Executive Officer of CPW. He returned from CPW in 2004 and was elected Executive Vice President. Mr. Powell was elected President and Chief Operating Officer of General Mills with overall global operating responsibility for the company in 2006, Chief Executive Officer in September 2007, and Chairman of the Board in May 2008. He is a director of Medtronic, Inc.

Jerald A. Young, age 55, is Vice President, Controller. Mr. Young joined General Mills in 1992 and held several finance roles within the Pillsbury division before he was appointed Vice President of Finance for the Bakeries and Foodservice Division in 2000. Mr. Young was subsequently appointed Vice President Internal Audit in 2005 and Vice President, Supply Chain in June 2008. He was named to his present position in August 2011.

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

The five largest customers in our U.S. Retail segment accounted for 54 percent of its net sales for fiscal 2012, the five largest customers in our International segment accounted for 26 percent of its net sales for fiscal 2012, and the five largest customers in our Bakeries and Foodservice segment accounted for 46 percent of its net sales for fiscal 2012. The loss of any large customer for an extended length of time could adversely affect our sales and profits. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted.

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

Our future success and earnings growth depend in part on our ability to be efficient in the production and manufacture of our products in highly competitive markets. Gaining additional efficiencies may become more difficult over time. Our failure to reduce costs through productivity gains or by eliminating redundant costs resulting from acquisitions could adversely affect our profitability and weaken our competitive position. Many productivity initiatives involve complex reorganization of manufacturing facilities and production lines. Such manufacturing realignment may result in the interruption of production, which may negatively impact product volume and margins.

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

In fiscal 2012, 25 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

•	political and economic instability;

•	exchange controls and currency exchange rates;

•	nationalization of operations;

•	compliance with anti-corruption regulations;

•	foreign tax treaties and policies; and

•	restriction on the transfer of funds to and from foreign countries, including potentially negative tax consequences.

Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. Our principal exposures are to the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, and Mexican peso. From time to time, we enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

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

As of May 27, 2012, we had total debt, redeemable interests, and noncontrolling interests of $8.7 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:

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

We evaluate the useful lives of our intangible assets, primarily intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Yoplait, Old El Paso, and Häagen-Dazs brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

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

As of May 27, 2012, we had $12.4 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in significant impairment losses and amortization expense.

Our failure to successfully integrate acquisitions into our existing operations could adversely affect our financial results.

From time to time, we evaluate potential acquisitions or joint ventures that would further our strategic objectives. Our success depends, in part, upon our ability to integrate acquired and existing operations. If we are unable to successfully integrate acquisitions, our financial results could suffer. Additional potential risks associated with acquisitions include additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, the inherent risk associated with entering a line of business in which we have no or limited prior experience, failure to achieve anticipated synergies, and the impairment of goodwill or other acquisition-related intangible assets.

ITEM 1B	Unresolved Staff Comments

None.

ITEM 2	Properties

We own our principal executive offices and main research facilities, which are located in the Minneapolis, Minnesota metropolitan area. We operate numerous manufacturing facilities and maintain many sales and administrative offices, warehouses, and distribution centers in the United States. Other facilities are operated in Canada and elsewhere around the world.

As of May 27, 2012, we operated 57 facilities for the production of a wide variety of food products. Of these facilities, 29 are located in the United States (1 of which is leased), 10 in the Asia/Pacific region (5 of which are leased), 5 in Canada (3 of which are leased), 8 in Europe (2 of which are leased), 4 in Latin America and Mexico, and 1 in South Africa. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

U.S. Retail

•    Carson, California

•    Lodi, California

•    Covington, Georgia

•    Belvidere, Illinois

•    Geneva, Illinois

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

•    Downsview, Canada

•    St. Hyacinthe, Canada

•    Guangzhou, China

•    Nanjing, China

•    Sanhe, China

•    Shanghai, China

•    Arras, France

•    Labatut, France

•    Le Mans, France

•    Moneteau, France

•    Vienne, France

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

As part of our Häagen-Dazs business in our International segment, we operate 287 (all leased) and franchise 368 branded ice cream parlors in various countries around the world, all outside of the United States and Canada.

ITEM 3	Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 27, 2012, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4	Mine Safety Disclosures

None.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “GIS.” On June 15, 2012, there were approximately 33,000 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note 18 to the Consolidated Financial Statements in Item 8 of this report.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 27, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
February 27, 2012-
April 1, 2012	13,480	$38.17	13,480	73,233,687
April 2, 2012-
April 29, 2012	—	—	—	73,233,687
April 30, 2012-
May 27, 2012	650	38.93	650	73,233,037
Total	14,130	$38.21	14,130	73,233,037

(a)	The total number of shares purchased represents shares of stock withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

ITEM 6	Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 27, 2012:

	Fiscal Year
In Millions, Except Per Share Data, Percentages and Ratios	2012	2011	2010	2009 (a)	2008
Operating data:
Net sales	$16,657.9	$14,880.2	$14,635.6	$14,555.8	$13,548.0
Gross margin (b)	6,044.7	5,953.5	5,800.2	5,174.9	4,816.2
Selling, general, and administrative expenses	3,380.7	3,192.0	3,162.7	2,893.2	2,566.0
Segment operating profit (c)	3,011.6	2,945.6	2,840.5	2,624.2	2,394.4
After-tax earnings from joint ventures	88.2	96.4	101.7	91.9	110.8
Net earnings attributable to General Mills	1,567.3	1,798.3	1,530.5	1,304.4	1,294.7
Depreciation and amortization	541.5	472.6	457.1	453.6	459.2
Advertising and media expense	913.7	843.7	908.5	732.1	587.2
Research and development expense	245.4	235.0	218.3	208.2	204.7
Average shares outstanding:
Basic	648.1	642.7	659.6	663.7	665.9
Diluted	666.7	664.8	683.3	687.1	693.8
Earnings per share:
Basic	$2.42	$2.80	$2.32	$1.96	$1.93
Diluted	$2.35	$2.70	$2.24	$1.90	$1.85
Diluted, excluding certain items affecting comparability (c)	$2.56	$2.48	$2.30	$1.99	$1.76
Operating ratios:
Gross margin as a percentage of net sales	36.3%	40.0%	39.6%	35.6%	35.5%
Selling, general, and administrative expenses as a percentage of net sales	20.3%	21.5%	21.6%	19.9%	18.9%
Segment operating profit as a percentage of net sales (c)	18.1%	19.8%	19.4%	18.0%	17.7%
Effective income tax rate	32.1%	29.7%	35.0%	37.1%	34.0%
Return on average total capital (b) (c)	12.7%	13.8%	13.8%	12.3%	11.8%
Balance sheet data:
Land, buildings, and equipment	$3,652.7	$3,345.9	$3,127.7	$3,034.9	$3,108.1
Total assets	21,096.8	18,674.5	17,678.9	17,874.8	19,041.6
Long-term debt, excluding current portion	6,161.9	5,542.5	5,268.5	5,754.8	4,348.7
Total debt (b)	7,429.6	6,885.1	6,425.9	7,075.5	6,999.5
Redeemable interest	847.8	—	—	—	—
Noncontrolling interests	461.0	246.7	245.1	244.2	246.6
Stockholders’ equity	6,421.7	6,365.5	5,402.9	5,172.3	6,212.2
Cash flow data:
Net cash provided by operating activities	$2,402.0	$1,526.8	$2,181.2	$1,828.2	$1,729.9
Capital expenditures	675.9	648.8	649.9	562.6	522.0
Net cash used by investing activities	1,870.8	715.1	721.2	288.9	442.4
Net cash used by financing activities	661.4	936.6	1,503.8	1,404.5	1,093.0
Fixed charge coverage ratio	6.26	7.03	6.42	5.33	4.91
Operating cash flow to debt ratio (b)	32.3%	22.2%	33.9%	25.8%	24.7%
Share data:
Low stock price	$34.95	$33.57	$25.59	$23.61	$25.72
High stock price	41.05	39.95	36.96	35.08	31.25
Closing stock price	39.08	39.29	35.62	25.59	30.54
Cash dividends per common share	1.22	1.12	0.96	0.86	0.78

(a)	Fiscal 2009 was a 53-week year; all other fiscal years were 52 weeks.
(b)	See Glossary in Item 8 of this report for definition.
(c)	See MD&A in Item 7 of this report for our discussion of this measure not defined by generally accepted accounting principles.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fundamental business goal is to generate superior returns for our stockholders over the long term. We believe that increases in net sales, segment operating profit, earnings per share (EPS), and return on average total capital are the key measures of financial performance for our business. See the “Non-GAAP Measures” section below for a description of our discussion of total segment operating profit, diluted EPS excluding certain items affecting comparability and return on average total capital, which are not defined by generally accepted accounting principles (GAAP).

Our objectives are to consistently deliver:

•	low single-digit annual growth in net sales;

•	mid single-digit annual growth in total segment operating profit;

•	high single-digit annual growth in diluted EPS excluding certain items affecting comparability; and

•	improvements in return on average total capital.

We believe that this financial performance, coupled with an attractive dividend yield, should result in long-term value creation for stockholders. We return a substantial amount of cash to stockholders through share repurchases and dividends.

Fiscal 2012 was a challenging year for us as well as the rest of the food industry, as we experienced double-digit input cost inflation and consumers were affected by the slow economic recovery around the world. For the fiscal year ended May 27, 2012, our net sales grew 12 percent and total segment operating profit grew 2 percent. Diluted EPS declined 13 percent and our return on average total capital declined by 110 basis points. Diluted EPS excluding certain items affecting comparability increased 3 percent from fiscal 2011 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability). Net cash provided by operations totaled $2.4 billion in fiscal 2012, enabling us to partially fund the acquisition of Yoplait S.A.S. and Yoplait Marques S.A.S. and to increase our annual dividend payments per share by 9 percent from fiscal 2011. We also made significant capital investments totaling $676 million in fiscal 2012.

We achieved the following related to our three key operating objectives for fiscal 2012:

•	Net sales growth of 12 percent was primarily driven by contributions from our Yoplait S.A.S. acquisition, volume gains in our International segment, and net price realization and mix.

•

We increased marketing, merchandising, and innovation investment in support of our leading brands and continued to build our global platforms around the world. Our global advertising and media expense increased 8 percent, including investment in our core developed markets and continued media support behind our international Yoplait business.

•

We achieved a 2 percent increase in total segment operating profit despite the high levels of input cost inflation. We continued to focus on our holistic margin management (HMM) program, which includes cost-savings initiatives, marketing spending efficiencies, and profitable sales mix strategies.

Details of our financial results are provided in the “Fiscal 2012 Consolidated Results of Operations” section below.

Looking ahead, we expect slow improvement in the operating environment for food companies around the globe. Although we believe the consumer environment will remain challenging in fiscal 2013, we expect to deliver another year of quality growth. Excluding the effects of our pending acquisition of Yoki Alimentos S.A. (Yoki), we expect to achieve these results:

•	We are targeting mid single-digit growth in net sales driven by acquisitions, volume growth, mix improvements, and modest net price realization.

•

We have a strong line-up of consumer marketing, merchandising, and innovation planned to support our leading brands. We will continue to build our global platforms in markets around the world, accelerating our efforts in rapidly growing emerging markets.

•

We are targeting mid single-digit growth in total segment operating profit in fiscal 2013, as we expect our HMM discipline of cost savings, mix management, and price realization to offset lower input cost inflation.

Our businesses generate strong levels of cash flows and we use some of this cash to reinvest in our business. Our fiscal 2013 plans call for approximately $650 million of expenditures for capital projects, excluding expenditures that may be required for Yoki. On June 26, 2012, our Board of Directors approved a dividend increase to an annual rate of $1.32 per share, an 8 percent increase from the rate paid in fiscal 2012.

We expect that share repurchases will at least offset normal levels of stock option exercises in fiscal 2013.

Certain terms used throughout this report are defined in a glossary in Item 8 of this report.

FISCAL 2012 CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2012 net sales grew 12 percent to $16,658 million. In fiscal 2012, net earnings attributable to General Mills was $1,567 million, down 13 percent from $1,798 million in fiscal 2011, and we reported diluted EPS of $2.35 in fiscal 2012, down 13 percent from $2.70 in fiscal 2011. Fiscal 2012 results include losses from the mark-to-market valuation of certain commodity positions and grain inventories versus fiscal 2011 which included gains. Fiscal 2012 results also include restructuring charges reflecting employee severance expense and the write-off of certain long-lived assets related to our 2012 productivity and cost savings plan and integration costs resulting from the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. Fiscal 2011 results include the net benefit from the resolution of uncertain tax matters. Diluted EPS excluding these items affecting comparability was $2.56 in fiscal 2012, up 3 percent from $2.48 in fiscal 2011 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

The components of net sales growth are shown in the following table:

Components of Net Sales Growth

Fiscal 2012 vs. 2011
Contributions from volume growth (a)	9 pts
Net price realization and mix	3 pts
Foreign currency exchange	Flat
Net sales growth	12 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales grew 12 percent in fiscal 2012, due to 9 percentage points of contribution from volume growth, including 12 percentage points of volume growth contributed by the acquisition of Yoplait S.A.S. Net price realization and mix contributed 3 percentage points of net sales growth. Foreign currency exchange was flat compared to fiscal 2011.

Cost of sales increased $1,686 million in fiscal 2012 to $10,613 million. This increase was driven by an $877 million increase attributable to higher volume and a $610 million increase attributable to higher inputs costs and product mix. We recorded a $104 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net decrease of $95 million in fiscal 2011.

Gross margin grew 2 percent in fiscal 2012 versus fiscal 2011. Gross margin as a percent of net sales decreased by 370 basis points from fiscal 2011 to fiscal 2012. This decrease was primarily driven by higher input costs and losses from mark-to-market valuation of certain commodity positions and grain inventories in fiscal 2012 versus gains in fiscal 2011.

Selling, general and administrative (SG&A) expenses were up $189 million in fiscal 2012 versus fiscal 2011. SG&A expenses as a percent of net sales in fiscal 2012 decreased by 1 percentage point compared to fiscal 2011. The increase in SG&A expenses was primarily driven by the acquisition of Yoplait S.A.S. and an 8 percent increase in advertising and media expense.

There were no divestitures in fiscal 2012. In fiscal 2011, we recorded a net divestiture gain of $17 million consisting of a gain of $14 million related to the sale of a foodservice frozen baked goods product line in our International segment and a gain of $3 million related to the sale of a pie shell product line in our Bakeries and Foodservice segment.

Restructuring, impairment, and other exit costs totaled $102 million in fiscal 2012 as follows:

Expense, in Millions
Productivity and cost savings plan	$100.6
Charges associated with restructuring actions previously announced	1.0
Total	$101.6

In fiscal 2012, we approved a major productivity and cost savings plan designed to improve organizational effectiveness and focus on key growth strategies. The plan includes organizational changes that strengthen business alignment, and actions to accelerate administrative efficiencies across all of our operating segments and support functions. In connection with this initiative, we expect to eliminate approximately 850 positions globally and recorded a $101 million restructuring charge, consisting of $88 million of employee severance expense and a non-cash charge of $13 million related to the write-off of certain long-lived assets in our U.S. Retail segment. All of our operating segments and support functions were affected by these actions including $70 million related to our U.S. Retail segment, $12 million related to our Bakeries and Foodservice segment, $10 million related to our International segment, and $9 million related to our administrative functions. We expect to record approximately $19 million of restructuring charges as a result of these actions in fiscal 2013. These restructuring actions are expected to be completed by the end of fiscal 2014. In fiscal 2012, we paid $4 million in cash related to restructuring actions taken in fiscal 2012 and previous years.

Interest, net for fiscal 2012 totaled $352 million, $6 million higher than fiscal 2011. Average interest bearing instruments increased $792 million in fiscal 2012, primarily due to the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S., generating a $46 million increase in net interest. The average interest rate decreased 55 basis points, including the effect of the mix of debt, generating a $40 million decrease in net interest.

Our consolidated effective tax rate for fiscal 2012 was 32.1 percent compared to 29.7 percent in fiscal 2011. The 2.4 percentage point increase was primarily due to a $100 million reduction to tax expense recorded in fiscal 2011 related to a settlement with the Internal Revenue Service (IRS) concerning corporate income tax adjustments for fiscal years 2002 to 2008.

After-tax earnings from joint ventures for fiscal 2012 decreased to $88 million compared to $96 million in fiscal 2011 primarily due to higher effective tax rates as a result of discrete tax items in fiscal 2012.

The change in net sales for each joint venture is set forth in the following table:

Joint Venture Change in Net Sales

Fiscal 2012 vs. 2011
CPW	4%
HDJ	11
Joint Ventures	5%

In fiscal 2012, CPW net sales grew by 4 percent due to 3 percentage points attributable to net price realization and mix, and a 2 percentage point increase from volume, partially offset by a 1 percentage point decrease from unfavorable foreign currency exchange. In fiscal 2012, net sales for HDJ increased 11 percent from fiscal 2011 due to 7 percentage points of favorable foreign currency exchange, 3 percentage points due to an increase in volume, and 1 percentage point attributable to net price realization and mix.

Average diluted shares outstanding increased by 2 million in fiscal 2012 from fiscal 2011, due primarily to the issuance of common stock from stock option exercises, partially offset by share repurchases.

FISCAL 2012 CONSOLIDATED BALANCE SHEET ANALYSIS

Cash and cash equivalents decreased $148 million from fiscal 2011, as discussed in the “Liquidity” section below.

Receivables increased $161 million from fiscal 2011 primarily as a result of the acquisition of Yoplait S.A.S.

Inventories decreased $130 million from fiscal 2011 primarily as a result of inventory reduction efforts in fiscal 2012.

Prepaid expenses and other current assets decreased $125 million from fiscal 2011, mainly due to decreases in derivative receivable balances.

Land, buildings, and equipment increased $307 million from fiscal 2011, as $676 million of capital expenditures and $252 million of additions from the acquisition of Yoplait S.A.S. were partially offset by depreciation expense of $512 million and $84 million of foreign currency translation in fiscal 2012.

Goodwill and other intangible assets increased $2,323 million from fiscal 2011 primarily due to the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. We recorded $1,617 million of goodwill and $1,108 million of other intangible assets related to fiscal 2012 acquisitions which were partially offset by $348 million of foreign currency translation.

Other assets increased $3 million from fiscal 2011.

Accounts payable increased $154 million from fiscal 2011, primarily due to the acquisition of Yoplait S.A.S. and shifts in the timing of payments.

Long-term debt, including current portion, and notes payable increased $544 million from fiscal 2011 primarily due to the consolidation of Yoplait S.A.S. debt of $376 million and our debt refinancing activities in fiscal 2012.

The current and noncurrent portions of net deferred income taxes liability increased $12 million from fiscal 2011.

Other current liabilities increased $105 million from fiscal 2011, primarily driven by increases in restructuring and other exit cost reserves and consumer marketing accruals, partially offset by a decrease in accrued taxes.

Other liabilities increased $457 million from fiscal 2011, primarily driven by an increase of $426 million in pension, postemployment, and postretirement liabilities.

Redeemable interest of $848 million represents the redemption value of Sodiaal International’s (Sodiaal) 49 percent interest in Yoplait S.A.S. as of May 27, 2012. Please refer to Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Retained earnings increased $767 million from fiscal 2011, reflecting fiscal 2012 net earnings of $1,567 million less dividends paid of $800 million. Treasury stock decreased $33 million from fiscal 2011, due to $346 million related to stock-based compensation plans partially offset by $313 million of share repurchases. Additional paid in capital decreased $11 million from fiscal 2011. Accumulated other comprehensive loss (AOCI) increased by $733 million after-tax from fiscal 2011, primarily driven by pension and postemployment activity of $423 million and foreign currency translation of $270 million.

Noncontrolling interests increased $214 million in fiscal 2012 primarily due to the addition of Sodiaal’s 50 percent interest in Yoplait Marques S.A.S. Please refer to Note 9 to the Consolidated Financial Statements in Item 8 of this report.

FISCAL 2011 CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2011 net sales grew 2 percent to $14,880 million. Net earnings attributable to General Mills were $1,798 million in fiscal 2011, up 18 percent from $1,530 million in fiscal 2010, and we reported diluted EPS of $2.70 in fiscal 2011, up 20 percent from $2.24 in fiscal 2010. Fiscal 2011 results include gains from the mark-to-market valuation of certain commodity positions and grain inventories versus fiscal 2010 which included losses. Fiscal 2011 results also include the net benefit from the resolution of uncertain tax matters, and fiscal 2010 results include income tax expense related to the enactment of federal health care reform. Diluted EPS excluding these items affecting comparability was $2.48 in fiscal 2011, up 8 percent from $2.30 in fiscal 2010 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

The components of net sales growth are shown in the following table:

Components of Net Sales Growth

Fiscal 2011 vs. 2010
Contributions from volume growth (a)	1 pt
Net price realization and mix	1 pt
Foreign currency exchange	Flat
Net sales growth	2 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales grew 2 percent in fiscal 2011, due to 1 percentage point of contribution from volume growth and 1 percentage point of growth from net price realization and mix. Foreign exchange was flat compared to fiscal 2010.

Cost of sales increased $91 million in fiscal 2011 to $8,927 million. This was driven by a $157 million increase attributable to higher net input costs and product mix and an $84 million increase attributable to higher volume, partially offset by a $95 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $7 million in fiscal 2010. In fiscal 2010, we recorded a charge of $48 million resulting from a change in the capitalization threshold for certain equipment parts.

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

Restructuring, impairment, and other exit costs totaled $4 million in fiscal 2011 as follows:

Expense, in Millions
Discontinuation of fruit-flavored snack product line	$1.7
Charges associated with restructuring actions previously announced	2.7
Total	$4.4

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

Our consolidated effective tax rate for fiscal 2011 was 29.7 percent compared to 35.0 percent in fiscal 2010. The 5.3 percentage point decrease was primarily due to a $100 million reduction to tax expense recorded in fiscal 2011 related to a settlement with the IRS concerning corporate income tax adjustments for fiscal years 2002 to 2008. The adjustments primarily relate to the amount of capital loss, depreciation, and amortization we reported as a result of the sale of noncontrolling interests in our General Mills Cereals, LLC (GMC) subsidiary. Fiscal 2010 income tax expense included a $35 million increase related to the enactment of federal health care reform (the Patient Protection and Affordable Care Act, as amended by Health Care and Education Reconciliation Act of 2010). This legislation changed the tax treatment of subsidies to companies that provide prescription drug benefits that are at least the equivalent of benefits under Medicare Part D (see the “Impact of Inflation” section below for additional discussion of this legislation).

After-tax earnings from joint ventures for fiscal 2011 decreased to $96 million compared to $102 million in fiscal 2010. The decrease is primarily due to higher advertising and media spending and increased service cost allocations, all in CPW.

The change in net sales for each joint venture is set forth in the following table:

Joint Venture Change in Net Sales

Fiscal 2011 vs. 2010
CPW	3%
HDJ	4
Joint Ventures	4%

In fiscal 2011, CPW net sales grew by 3 percent due to a 2 percentage point increase in volume and a 1 percentage point increase from favorable foreign exchange. Net price realization and mix was flat compared to fiscal 2010. In fiscal 2011, net sales for HDJ increased 4 percent from fiscal 2010 primarily due to 9 percentage points of favorable foreign exchange, partially offset by a 5 percentage point decline in net price realization and mix. Volume was flat compared to fiscal 2010.

Average diluted shares outstanding decreased by 18 million in fiscal 2011 from fiscal 2010, due primarily to the repurchase of 32 million shares, partially offset by the issuance of shares upon stock option exercises.

RESULTS OF SEGMENT OPERATIONS

Our businesses are organized into three operating segments: U.S. Retail; International; and Bakeries and Foodservice.

The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal years 2012, 2011, and 2010:

	Fiscal Year
	2012		2011		2010
In Millions	Dollars	Percent of Total	Dollars	Percent of Total	Dollars	Percent of Total
Net Sales
U.S. Retail	$10,480.2	63%	$10,163.9	69%	$10,209.8	70%
International	4,194.3	25	2,875.5	19	2,684.9	18
Bakeries and Foodservice	1,983.4	12	1,840.8	12	1,740.9	12
Total	$16,657.9	100%	$14,880.2	100%	$14,635.6	100%

Segment Operating Profit
U.S. Retail	$2,295.3	76%	$2,347.9	80%	$2,385.2	84%
International	429.6	14	291.4	10	192.1	7
Bakeries and Foodservice	286.7	10	306.3	10	263.2	9
Total	$3,011.6	100%	$2,945.6	100%	$2,840.5	100%

Segment operating profit excludes unallocated corporate items, gain on divestitures, and restructuring, impairment, and other exit costs because these items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by our executive management.

U.S. RETAIL SEGMENT

Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, and drug, dollar and discount chains operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, refrigerated yogurt, ready-to-serve soup, dry dinners, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including granola bars, cereal, and soup.

In fiscal 2012, net sales for our U.S. Retail segment were $10.5 billion, up 3 percent from fiscal 2011. Net price realization and mix contributed 9 percentage points of growth, partially offset by a 6 percentage point decrease due to lower pound volume.

In fiscal 2011, net sales for this segment totaled $10.2 billion, flat compared to fiscal 2010. Volume on a tonnage basis and net price realization and mix were both flat compared to fiscal 2010.

Components of U.S. Retail Net Sales Growth

	Fiscal 2012 vs. 2011	Fiscal 2011 vs. 2010
Contributions from volume growth (a)	(6)pts	Flat
Net price realization and mix	9 pts	Flat
Net sales growth	3 pts	Flat

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales for our U.S. retail divisions are shown in the tables below:

U.S. Retail Net Sales by Division

	Fiscal Year
	2012	2011	2010
Big G	$2,387.9	$2,293.6	$2,351.3
Meals	2,133.1	2,131.8	2,146.0
Pillsbury	1,881.0	1,823.9	1,858.2
Snacks	1,578.6	1,378.3	1,315.8
Yoplait	1,418.5	1,499.0	1,491.2
Baking Products	832.5	808.6	845.2
Small Planet Foods and other	248.6	228.7	202.1
Total	$10,480.2	$10,163.9	$10,209.8

U.S. Retail Net Sales Percentage Change by Division

	Fiscal 2012 vs. 2011	Fiscal 2011 vs. 2010
Big G	4%	(2)%
Meals	Flat	(1)
Pillsbury	3	(2)
Snacks	15	5
Yoplait	(5)	1
Baking Products	3	(4)
Small Planet Foods	19	13
Total	3	Flat

In fiscal 2012, net sales for Big G cereals grew 4 percent from last year driven by growth from established brands such as Honey Nut Cheerios, Cinnamon Toast Crunch, and Chex varieties along with contributions from new products including Peanut Butter Multigrain Cheerios and Fiber One 80 Calories cereals. Meals division net sales were flat. Pillsbury net sales grew 3 percent, led by frozen breakfast items, biscuits, and sweet rolls. Snacks net sales grew 15 percent, driven by Fiber One and Nature Valley snack bars. Net sales for Yoplait declined 5 percent as growth from Go-GURT and Yoplait Greek was offset by volume declines on certain established product lines. Net sales for Baking Products grew 3 percent, driven by flour pricing. Small Planet Food’s net sales were up 19 percent, led by Lärabar natural fruit and nut bars, and Cascadian Farm organic cereals and grain snack bars.

In fiscal 2011, net sales for Big G cereals declined 2 percent from fiscal 2010 which included Chocolate Cheerios and Wheaties Fuel introductory volume. Meals division net sales decreased 1 percent as Helper dinner mixes and Green Giant canned vegetables declines were partially offset by growth in Old El Paso Mexican products, Progresso ready-to-serve soups, and Wanchai Ferry and Macaroni Grill frozen entrees. Pillsbury net sales declined 2 percent due to sales declines in Totino’s pizza. Snacks net sales grew 5 percent, driven by Nature Valley and Fiber One grain snack bars. Net sales for Yoplait grew 1 percent including the acquisition of the Mountain High yogurt business. Net sales for Baking Products declined 4 percent. Small Planet Food’s net sales were up 13 percent driven by double-digit growth for Lärabar natural fruit and nut bars.

Segment operating profit of $2.3 billion in fiscal 2012 declined $53 million, or 2 percent, from fiscal 2011. The decrease was primarily driven by higher input costs, lower volume, and a 5 percent increase in advertising and media expense.

Segment operating profit of $2.3 billion in fiscal 2011 declined $37 million, or 2 percent, from fiscal 2010. The decrease was primarily driven by unfavorable supply chain costs of $81 million, partially offset by a 9 percent reduction in advertising and media expense.

INTERNATIONAL SEGMENT

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

In fiscal 2012, net sales for our International segment were $4,194 million, up 46 percent from fiscal 2011. This growth was driven by 36 percentage points contributed by the acquisition of Yoplait S.A.S. Volume contributed 65 percentage points of net sales growth, including 63 percentage points resulting from the acquisition of Yoplait S.A.S., and favorable foreign currency exchange contributed 1 percentage point of net sales growth. These gains were partially offset by a decrease of 20 percentage points due to unfavorable net price realization and mix resulting from the acquisition of Yoplait S.A.S.

Net sales totaled $2,876 million in fiscal 2011, up 7 percent from $2,685 million in fiscal 2010. The growth in fiscal 2011 was driven by 6 percentage points of contributions from volume and 1 percentage point from net price realization and mix. Foreign currency exchange was flat compared to fiscal 2010.

Components of International Net Sales Growth

	Fiscal 2012 vs. 2011	Fiscal 2011 vs. 2010
Contributions from volume growth (a)	65 pts	6 pts
Net price realization and mix	(20)pts	1 pt
Foreign currency exchange	1 pt	Flat
Net sales growth	46 pts	7 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales for our International segment by geographic region are shown in the following tables:

International Net Sales by Geographic Region

	Fiscal Year
	2012	2011	2010
Europe	$1,785.8	$905.5	$859.6
Asia/Pacific	997.8	822.9	720.0
Canada	990.9	769.9	709.9
Latin America	419.8	377.2	395.4
Total	$4,194.3	$2,875.5	$2,684.9

International Change in Net Sales by Geographic Region

	Percentage Change in Net Sales as Reported		Percentage Change in Net Sales on Constant Currency Basis (a)
	Fiscal 2012 vs. 2011	Fiscal 2011 vs. 2010	Fiscal 2012 vs. 2011	Fiscal 2011 vs. 2010
Europe	97%	5%	98%	7%
Asia/Pacific	21	14	17	9
Canada	29	8	28	3
Latin America	11	(5)	14	11
Total	46%	7%	45%	7%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

In fiscal 2012, net sales in Europe grew 97 percent, including 90 percentage points from the acquisition of Yoplait S.A.S. The remaining growth was driven by Old El Paso Mexican products and Häagen Dazs in France, Green Giant, Nature Valley and Betty Crocker products in the United Kingdom, and favorable foreign currency exchange. In the Asia/Pacific region, net sales grew 21 percent driven by growth from Häagen-Dazs products in China, the fiscal 2011 acquisition of Pasta Master in Australia, and favorable foreign currency exchange. Net sales in Canada increased 29 percent primarily due to 27 percentage points of net sales growth from the acquisition of Yoplait S.A.S. The remaining growth was driven by Cheerios varieties, Old El Paso Mexican products, and favorable foreign currency exchange. Latin America net sales increased 11 percent driven by growth in La Salteña in Argentina and Diablitos in Venezuela, partially offset by unfavorable foreign currency exchange.

In fiscal 2011, net sales in Europe increased by 5 percent, driven by growth in Häagen Dazs and Nature Valley in the United Kingdom, and Old El Paso Mexican products in France and Switzerland, partially offset by unfavorable foreign currency exchange. In the Asia/Pacific region, net sales grew 14 percent due to growth from Häagen-Dazs and Wanchai Ferry brands in China, and atta flour in India. Net sales in Canada increased 8 percent due to favorable foreign currency exchange and growth in ready-to-eat-cereals. Latin America net sales decreased 5 percent due to unfavorable foreign currency exchange primarily related to the 2010 devaluation of the Venezuelan currency, partially offset by Diablitos growth in Venezuela and La Salteña growth in Argentina.

Segment operating profit for fiscal 2012 grew 47 percent to $430 million from $291 million in fiscal 2011, primarily driven by the acquisition of Yoplait S.A.S., higher volume, and favorable foreign currency effects.

Segment operating profit for fiscal 2011 grew 52 percent to $291 million, from $192 million in fiscal 2010, primarily driven by volume growth and favorable foreign currency exchange. In fiscal 2010, we incurred a $14 million foreign exchange loss on the revaluation of non-bolivar fuerte monetary balances in Venezuela.

In January 2010, the Venezuelan government devalued the bolivar fuerte by resetting the official exchange rate. The effect of the devaluation was a $14 million foreign exchange loss in fiscal 2010, primarily on the revaluation of non- bolivar fuerte monetary balances in Venezuela. We continue to use the official exchange rate to remeasure the financial statements of our Venezuelan operations, as we intend to remit dividends solely through the government-operated Foreign Exchange Administration Board (CADIVI). The devaluation of the bolivar fuerte also reduced the U.S. dollar equivalent of our Venezuelan results of operations and financial condition, but this did not have a material impact on our results. During fiscal 2010, Venezuela became a highly inflationary economy, which did not have a material impact on our results in fiscal 2012, 2011, or 2010.

BAKERIES AND FOODSERVICE SEGMENT

In our Bakeries and Foodservice segment our major product categories are cereals, snacks, refrigerated yogurt, unbaked and fully baked frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries.

For fiscal 2012, net sales for our Bakeries and Foodservice segment increased 8 percent to $1,983 million. The increase in fiscal 2012 was driven by an increase in net price realization and mix of 7 percentage points and 1 percentage point contributed by volume growth.

For fiscal 2011, net sales for our Bakeries and Foodservice segment increased 6 percent to $1,841 million. The increase in fiscal 2011 was driven by an increase in net price realization and mix of 6 percentage points, primarily from prices indexed to commodity markets. Contributions from volume were flat, including a 2 percentage point decline from a divested product line.

Components of Bakeries and Foodservice Net Sales Growth

	Fiscal 2012 vs. 2011	Fiscal 2011 vs. 2010
Contributions from volume growth (a)	1 pt	Flat
Net price realization and mix	7 pts	6 pts
Foreign currency exchange	NM	NM
Net sales growth	8 pts	6 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales for our Bakeries and Foodservice segment by customer channel is shown in the following tables:

Bakeries and Foodservice Net Sales by Customer Channel

	Fiscal Year
	2012	2011	2010
Bakeries and National Restaurant Accounts	$1,138.8	$1,057.9	$994.8
Foodservice Distributors	601.4	557.3	543.3
Convenience Stores	243.2	225.6	202.8
Total	$1,983.4	$1,840.8	$1,740.9

Bakeries and Foodservice Net Sales Percentage Change by Customer Channel

	Fiscal 2012 vs. 2011	Fiscal 2011 vs. 2010
Bakeries and National Restaurant Accounts	8%	6%
Foodservice Distributors	8	3
Convenience Stores	8	11
Total	8%	6%

In fiscal 2012, segment operating profit was $287 million, down from $306 million in fiscal 2011. The decrease was primarily driven by lower grain merchandising earnings.

Segment operating profit was $306 million in fiscal 2011, up from $263 million in fiscal 2010. The increase was primarily driven by net price realization and mix and increased grain merchandising earnings, partially offset by higher input costs.

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

For fiscal 2012, unallocated corporate expense totaled $348 million compared to $184 million last year. In fiscal 2012 we recorded a $104 million net increase in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $95 million net decrease in expense last year. In fiscal 2012, we also recorded $11 million of integration costs related to the acquisition of Yoplait S.A.S. and Yoplait Marques S.A.S. These increases in expense were partially offset by a decrease in compensation and benefit expense compared to fiscal 2011.

Unallocated corporate expense totaled $184 million in fiscal 2011 compared to $203 million in fiscal 2010. In fiscal 2011, we recorded a $95 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $7 million net increase in expense in fiscal 2010. This was partially offset by a $69 million increase in corporate pension expense in fiscal 2011. In fiscal 2010, we recorded a $13 million recovery against a corporate investment.

IMPACT OF INFLATION

We have experienced significant input cost volatility since fiscal 2006. Our gross margin performance in fiscal 2012 reflects the impact of 10 percent input cost inflation, primarily on commodities inputs. We expect the rate of inflation of commodities and energy costs to moderate in fiscal 2013. We attempt to minimize the effects of inflation through planning and operating practices. Our risk management practices are discussed in Item 7A of this report.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act) was signed into law in March 2010. The Act codifies health care reforms with staggered effective dates from 2010 to 2018. Many provisions in the Act require the issuance of additional guidance from various government agencies. Because the Act does not take effect fully until future years, the Act did not have a material impact on our fiscal 2012, 2011, or 2010 results of operations. Given the complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, the full impact of the Act on future periods will not be known until those regulations are adopted.

LIQUIDITY

The primary source of our liquidity is cash flow from operations. Over the most recent three-year period, our operations have generated $6.1 billion in cash. A substantial portion of this operating cash flow has been returned to stockholders through share repurchases and dividends. We also use this source of liquidity to fund our capital expenditures. We typically use a combination of cash, notes payable, and long-term debt to finance acquisitions and major capital expansions.

As of May 27, 2012, we had $446 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and acquisitions. There is currently no intent or need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate cash held in foreign jurisdictions, we will only do so in a tax-neutral manner.

Cash Flows from Operations

	Fiscal Year
In Millions	2012	2011	2010
Net earnings, including earnings attributable to noncontrolling interests	$1,589.1	$1,803.5	$1,535.0
Depreciation and amortization	541.5	472.6	457.1
After-tax earnings from joint ventures	(88.2)	(96.4)	(101.7)
Stock-based compensation	108.3	105.3	107.3
Deferred income taxes	149.4	205.3	22.3
Tax benefit on exercised options	(63.1)	(106.2)	(114.0)
Distributions of earnings from joint ventures	68.0	72.7	88.0
Pension and other postretirement benefit plan contributions	(222.2)	(220.8)	(17.2)
Pension and other postretirement benefit plan expense (income)	77.8	73.6	(37.9)
Divestitures (gain)	—	(17.4)	—
Restructuring, impairment, and other exit costs (income)	97.8	(1.3)	23.4
Changes in current assets and liabilities	243.8	(720.9)	143.4
Other, net	(100.2)	(43.2)	75.5
Net cash provided by operating activities	$2,402.0	$1,526.8	$2,181.2

In fiscal 2012, our operations generated $2.4 billion of cash compared to $1.5 billion in fiscal 2011. The $875 million increase primarily reflects changes in current assets and liabilities, including a $384 million increase driven by inventory reduction efforts in fiscal 2012. Prepaid expenses and other current assets accounted for a $245 million increase, primarily reflecting changes in foreign currency hedges and the fair value of open grain contracts. Other current liabilities accounted for a $386 million increase, primarily reflecting changes in accrued income taxes as a result of audit settlements and court decisions in fiscal 2011 and changes in consumer marketing and related accruals. The favorable change in working capital was offset by a $214 million decrease in net earnings. Additionally, fiscal 2012 includes non-cash restructuring charges of $101 million reflecting employee severance expense and the write-off of certain long-lived assets. In both fiscal 2012 and fiscal 2011, we made a $200 million voluntary contribution to our principal domestic pension plans.

We strive to grow core working capital at or below our growth in net sales. For fiscal 2012, core working capital decreased 7 percent, compared to net sales growth of 12 percent, primarily reflecting our inventory reduction efforts. In fiscal 2011, core working capital increased 16 percent, compared to net sales growth of 2 percent, and in fiscal 2010, core working capital increased 3 percent, compared to net sales growth of 1 percent.

In fiscal 2011, our operations generated $1.5 billion of cash compared to $2.2 billion in fiscal 2010. The decrease primarily reflects an $864 million increase in use of cash for net current assets and liabilities and a $200 million voluntary contribution to our principal domestic pension plans, partially offset by the $268 million increase in net earnings and a $183 million change in deferred income taxes primarily related to our pension plan contribution and a change in tax legislation related to depreciation deductions.

Cash Flows from Investing Activities

	Fiscal Year
In Millions	2012	2011	2010
Purchases of land, buildings, and equipment	$(675.9)	$(648.8)	$(649.9)
Acquisitions	(1,050.1)	(123.3)	—
Investments in affiliates, net	(22.2)	(1.8)	(130.7)
Proceeds from disposal of land, buildings, and equipment	2.2	4.1	7.4
Proceeds from divestiture of product lines	—	34.4	—
Exchangeable note	(131.6)	—	—
Other, net	6.8	20.3	52.0
Net cash used by investing activities	$(1,870.8)	$(715.1)	$(721.2)

In fiscal 2012, cash used by investing activities increased by $1.2 billion from fiscal 2011. The increased use of cash primarily reflects the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. in fiscal 2012 for an aggregate purchase price of $1.2 billion, comprised of $900 million of cash, net of $30 million of cash acquired, and $261 million of non-cash consideration for debt assumed. In addition, we purchased a zero coupon exchangeable note due in 2016 from Sodiaal with a notional amount of $132 million. We invested $676 million in land, buildings, and equipment in fiscal 2012.

In fiscal 2011, cash used by investing activities decreased by $6 million from fiscal 2010. The decreased use of cash reflects $25 million of proceeds from the divestiture of a foodservice frozen baked goods product line in our International segment and $9 million of proceeds from the sale of a pie shell product line in our Bakeries and Foodservice segment in fiscal 2011. In addition, in fiscal 2011, we paid $123 million for acquisitions during the year. We also invested $131 million in affiliates in fiscal 2010, mainly our CPW joint venture, to repay local borrowings.

We expect capital expenditures to be approximately $650 million in fiscal 2013, excluding any expenditures required to support Yoki. These expenditures will support initiatives that are expected to: increase manufacturing capacity for grain snacks and Greek yogurt; fuel International growth and expansion; continue HMM initiatives throughout the supply chain; and support yogurt capacity initiatives of Yoplait S.A.S.

Cash Flows from Financing Activities

	Fiscal Year
In Millions	2012	2011	2010
Change in notes payable	$227.9	$(742.6)	$235.8
Issuance of long-term debt	1,390.5	1,200.0	—
Payment of long-term debt	(1,450.1)	(7.4)	(906.9)
Proceeds from common stock issued on exercised options	233.5	410.4	388.8
Tax benefit on exercised options	63.1	106.2	114.0
Purchases of common stock for treasury	(313.0)	(1,163.5)	(691.8)
Dividends paid	(800.1)	(729.4)	(643.7)
Other, net	(13.2)	(10.3)	—
Net cash used by financing activities	$(661.4)	$(936.6)	$(1,503.8)

Net cash used by financing activities decreased by $275 million in fiscal 2012.

In February 2012, we repaid $1.0 billion of 6.0 percent notes. In November 2011, we issued $1.0 billion aggregate principal amount of 3.15 percent notes due December 15, 2021. The net proceeds were used to repay a portion of our notes due February 2012, to reduce our commercial paper borrowings, and for general corporate purposes. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time prior to September 15, 2021 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.

As part of our acquisition of Yoplait S.A.S., we consolidated $458 million of primarily euro-denominated Euribor-based floating-rate bank debt. In December 2011, we refinanced this debt with $390 million of euro-denominated Euribor-based floating-rate bank debt due at various dates through December 15, 2014.

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

During fiscal 2012, we had $234 million in proceeds from common stock issued on exercised options compared to $410 million in fiscal 2011, a decrease of $177 million. During fiscal 2010, we had $389 million proceeds from common stock issued on exercised options.

During fiscal 2012, we repurchased 8 million shares of our common stock for an aggregate purchase price of $313 million. During fiscal 2011, we repurchased 32 million shares of our common stock for an aggregate purchase price of $1,164 million. During fiscal 2010, we repurchased 21 million shares of our common stock for an aggregate purchase price of $692 million. On June 28, 2010, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock. Purchases under the authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no specified termination date.

Dividends paid in fiscal 2012 totaled $800 million, or $1.22 per share, a 9 percent per share increase from fiscal 2011. Dividends paid in fiscal 2011 totaled $729 million, or $1.12 per share, a 17 percent per share increase from fiscal 2010 dividends of $0.96 per share. On June 26, 2012, our Board of Directors approved a dividend increase to an annual rate of $1.32 per share, an 8 percent increase from the rate paid in fiscal 2012.

Selected Cash Flows from Joint Ventures

Selected cash flows from our joint ventures are set forth in the following table:

	Fiscal Year
Inflow (Outflow), in Millions	2012	2011	2010
Advances to joint ventures, net	$(22.2)	$(1.8)	$(128.1)
Dividends received	68.0	72.7	88.0

CAPITAL RESOURCES

Total capital consisted of the following:

In Millions	May 27, 2012	May 29, 2011
Notes payable	$526.5	$311.3
Current portion of long-term debt	741.2	1,031.3
Long-term debt	6,161.9	5,542.5
Total debt	7,429.6	6,885.1
Redeemable interest	847.8	—
Noncontrolling interests	461.0	246.7
Stockholders’ equity	6,421.7	6,365.5
Total capital	$15,160.1	$13,497.3

The increase in total capital from fiscal 2011 to fiscal 2012 was primarily due to additional non-controlling interests and the redeemable interest generated as a result of the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S., as well as an increase in long-term debt and notes payable as a result of our debt refinancing activities during fiscal 2012.

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 27, 2012:

In Billions	Amount
Credit facility expiring:
April 2015	$1.0
April 2017	1.7
Total committed credit facilities	2.7
Uncommitted credit facilities	0.4
Total committed and uncommitted credit facilities	$3.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. Our commercial paper borrowings are supported by $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility expiring in April 2015 and a $1.7 billion facility expiring in April 2017. We also have $394 million in uncommitted credit lines that support our foreign operations. As of May 27, 2012, there were no amounts outstanding on the fee-paid committed credit lines and $114 million was drawn on the uncommitted lines. The credit facilities contain several covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of May 27, 2012, we were in compliance with all of these covenants.

We have $741 million of long-term debt maturing in the next 12 months that is classified as current. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

As of May 27, 2012, our total debt, including the impact of derivative instruments designated as hedges, was 71 percent in fixed-rate and 29 percent in floating-rate instruments, compared to 77 percent in fixed-rate and 23 percent in floating-rate instruments on May 29, 2011. The change in the fixed-rate and floating-rate percentages was driven by the addition of the floating-rate debt consolidated as part of the acquisition of Yoplait S.A.S. and an increase in notes payable in fiscal 2012.

Growth in return on average total capital is one of our key performance measures (see the “Non-GAAP Measures” section below for our discussion of this measure, which is not defined by GAAP). Return on average total capital decreased from 13.8 percent in fiscal 2011 to 12.7 percent in fiscal 2012 primarily reflecting the impact of the acquisition of Yoplait S.A.S. and Yoplait Marques S.A.S. We also believe that the ratio of fixed charge coverage and the ratio of operating cash flow to debt are important measures of our financial strength. Our fixed charge coverage ratio in fiscal 2012 was 6.26 compared to 7.03 in fiscal 2011. The measure decreased from fiscal 2011 as earnings before income taxes and after-tax earnings from joint ventures decreased by $218 million and fixed charges increased by $18 million, driven mainly by higher interest and rent expense. Our operating cash flow to debt ratio increased 10.1 percentage points to 32.3 percent in fiscal 2012, primarily driven by an increase of $875 million in cash flows from operations.

During the fourth quarter of fiscal 2012, we entered into a purchase agreement with Yoki, a privately held food company headquartered in Sao Bernardo do Campo, Brazil, for an aggregate purchase price of approximately 1.97 billion Brazilian reals (approximately $990 million as of May 27, 2012) including the assumption of approximately 220 million Brazilian reals (approximately $110 million as of May 27, 2012) of outstanding debt. The purchase price is subject to an adjustment based on the net asset value of the business at the closing date. Yoki operates in several food categories, including snacks, convenient meals, basic foods, and seasonings. We expect the transaction to be completed in the first half of fiscal 2013. We expect to fund this transaction using cash available in our foreign subsidiaries and commercial paper.

During the first quarter of fiscal 2012, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. We consolidated both entities into our consolidated financial statements. At the date of the acquisition, we recorded the $264 million fair value of Sodiaal’s 50 percent interest in Yoplait Marques S.A.S. as a noncontrolling interest, and the $904 million fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. These euro-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. As of May 27, 2012, the redemption value of the redeemable interest was $848 million which approximates its fair value.

As of May 27, 2012, we also had a noncontrolling interest related to our subsidiary General Mills Cereals, LLC (GMC). We hold all interests in GMC other than Class A Limited Membership Interests (Class A Interests) which were held by an unrelated third-party investor. On June 1, 2012, subsequent to our year end, we restructured GMC through the distribution of its manufacturing assets, stock, inventory, cash and certain intellectual property to a wholly owned subsidiary. GMC retained the remaining intellectual property. Immediately following the restructuring, the Class A Interests were sold by the current holder to another unrelated third-party investor.

The third-party holder of the Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 110 basis points, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $252 million). The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction.

The holder of the Class A Interests may initiate a liquidation of GMC under certain circumstances, including, without limitation, the bankruptcy of GMC or its subsidiaries, GMC’s failure to deliver the preferred distributions on the Class A Interests, GMC’s failure to comply with portfolio requirements, breaches of certain covenants, lowering of our senior debt rating below either Baa3 by Moody’s or BBB- by Standard & Poor’s, and a failed attempt to remarket the Class A Interests. In the event of a liquidation of GMC, each member of GMC will receive the amount of its then current capital account balance. The managing member may avoid liquidation by exercising its option to purchase the Class A Interests.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of May 27, 2012, we have issued guarantees and comfort letters of $398 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $335 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $338 million as of May 27, 2012.

As of May 27, 2012, we had invested in five variable interest entities (VIEs). None of our VIEs are material to our results of operations, financial condition, or liquidity as of and for the year ended May 27, 2012. We determined whether or not we were the primary beneficiary (PB) of each VIE using a qualitative assessment that considered the VIE’s purpose and design, the involvement of each of the interest holders, and the risks and benefits of the VIE. We are the PB of three of the VIEs. We provided minimal financial or other support to our VIEs during fiscal 2012 and there are no arrangements related to VIEs that would require us to provide significant financial support in the future.

Our defined benefit plans in the United States are subject to the requirements of the Pension Protection Act (PPA). The PPA revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. Most of these provisions were applicable to our domestic defined benefit pension plans in fiscal 2011. The PPA may ultimately require us to make additional contributions to our domestic plans. We made $200 million of voluntary contributions to our principal domestic plans in each of fiscal 2012 and fiscal 2011. We do not expect to be required to make any contributions in fiscal 2013. Actual fiscal 2013 contributions could exceed our current projections, and may be influenced by our decision to undertake discretionary funding of our benefit trusts or by changes in regulatory requirements. Additionally, our projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and our future decisions regarding certain elective provisions of the PPA.

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments Due by Fiscal Year
In Millions	Total	2013	2014 -15	2016 -17	2018 and Thereafter
Long-term debt (a)	$6,900.5	$739.6	$2,511.0	$999.9	$2,650.0
Accrued interest	100.2	100.2	—	—	—
Operating leases (b)	337.7	86.8	124.2	78.1	48.6
Capital leases	3.8	1.8	1.7	0.3	—
Purchase obligations (c)	2,633.2	2,286.9	168.1	91.8	86.4
Total contractual obligations	9,975.4	3,215.3	2,805.0	1,170.1	2,785.0
Other long-term obligations (d)	2,142.4	—	—	—	—
Total long-term obligations	$12,117.8	$3,215.3	$2,805.0	$1,170.1	$2,785.0

(a)	Amounts represent the expected cash payments of our long-term debt and do not include $4 million for capital leases or $1 million for net unamortized bond premiums and discounts and fair value adjustments.
(b)	Operating leases represents the minimum rental commitments under non-cancelable operating leases.
(c)	The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer marketing spending commitments that support our brands. For purposes of this table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities are excluded from the table above.
(d)	The fair value of our foreign exchange, equity, commodity, and grain derivative contracts with a payable position to the counterparty was $56 million as of May 27, 2012, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations mainly consist of liabilities for accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement, and postemployment plans, and miscellaneous liabilities. We expect to pay $19 million of benefits from our unfunded postemployment benefit plans and $10 million of deferred compensation in fiscal 2013. We are unable to reliably estimate the amount of these payments beyond fiscal 2013. As of May 27, 2012, our total liability for uncertain tax positions and accrued interest and penalties was $281 million.

SIGNIFICANT ACCOUNTING ESTIMATES

For a complete description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in Item 8 of this report. Our significant accounting estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement and postemployment benefits.

Promotional Expenditures

Our promotional activities are conducted through our customers and directly or indirectly with end consumers. These activities include: payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays; discounts to our list prices to lower retail shelf prices; payments to gain distribution of new products; coupons, contests, and other incentives; and media and advertising expenditures. The media and advertising expenditures are generally recognized as expense when the advertisement airs. The cost of payments to customers and other consumer-related activities are recognized as the related revenue is recorded, which generally precedes the actual cash expenditure. The recognition of these costs requires estimation of customer participation and performance levels. These estimates are made based on the forecasted customer sales, the timing and forecasted costs of promotional activities, and other factors. Differences between estimated expenses and actual costs are normally insignificant and are recognized as a change in management estimate in a subsequent period. Our accrued trade, coupon, and consumer marketing liabilities were $561 million as of May 27, 2012, and $463 million as of

May 29, 2011. Because our total promotional expenditures (including amounts classified as a reduction of revenues) are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a material effect on our results of operations.

Valuation of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows independent of other asset groups. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset or asset group over its fair value. Fair value is measured using discounted cash flows or independent appraisals, as appropriate.

Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. We performed our fiscal 2012 assessment as of November 28, 2011, and determined there was no impairment of goodwill for any of our reporting units as their related fair values were substantially in excess of their carrying values.

We evaluate the useful lives of our other intangible assets, mainly brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets. Intangible assets that are deemed to have definite lives are amortized on a straight-line basis, over their useful lives, generally ranging from 4 to 30 years.

Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Pillsbury, Totino’s, Progresso, Green Giant, Yoplait, Old El Paso, and Häagen-Dazs brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2012 assessment of our brand intangibles as of November 28, 2011. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the brands; and a discount rate. As of our assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values.

As of May 27, 2012, we had $12.4 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in significant impairment losses and amortization expense.

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

Redeemable Interest

On July 1, 2011, we acquired a 51 percent controlling interest in Yoplait S.A.S., a consolidated entity. Sodiaal holds the remaining 49 percent interest in Yoplait S.A.S. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. This put option requires us to classify Sodiaal’s interest as a redeemable interest outside of equity on our Consolidated Balance Sheets for as long as the put is exercisable by Sodiaal. When the put is no longer exercisable, the redeemable interest will be reclassified to noncontrolling interests on our Consolidated Balance Sheets. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. During the fourth quarter of fiscal 2012, we adjusted the redeemable interest’s redemption value based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long range plan, capital spending, depreciation and taxes, foreign currency rates, and a discount rate.

Stock-based Compensation

The valuation of stock options is a significant accounting estimate that requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate.

We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. If all other assumptions are held constant, a one percentage point increase in our fiscal 2012 volatility assumption would increase the grant-date fair value of our fiscal 2012 option awards by 6 percent.

Our expected term represents the period of time that options granted are expected to be outstanding based on historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees have similar historical exercise behavior and therefore were aggregated into a single pool for valuation purposes. The weighted-average expected term for all employee groups is presented in the table below. An increase in the expected term by 1 year, leaving all other assumptions constant, would change the grant date fair value by 17 percent.

The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2012	2011	2010
Estimated fair values of stock options granted	$5.88	$4.12	$3.20
Assumptions:
Risk-free interest rate	2.9%	2.9%	3.7%
Expected term	8.5 years	8.5 years	8.5 years
Expected volatility	17.6%	18.5%	18.9%
Dividend yield	3.3%	3.0%	3.4%

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. The IRS initiated its audit of our fiscal 2009 and fiscal 2010 tax years during fiscal 2012.

During fiscal 2012, we reached a settlement with the IRS concerning research and development tax credits claimed for fiscal years 2002 to 2008. This settlement did not have a material impact on our results of operations or financial position. As of the end of fiscal 2012, we have effectively settled all issues with the IRS for fiscal years 2008 and prior.

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

Also during fiscal 2011, the Superior Court of the State of California issued an adverse decision concerning our state income tax apportionment calculations. As a result, we recorded a $12 million increase in our total liabilities for uncertain tax positions in fiscal 2011. We believe our positions are supported by substantial technical authority and have appealed this decision. We do not expect to make a payment related to this matter until it is definitively resolved.

Various tax examinations by United States state taxing authorities could be conducted for any open tax year, which vary by jurisdiction, but are generally from 3 to 5 years. Currently, several state examinations are in progress. The Canada Revenue Agency (CRA) has completed its review of our income tax returns in Canada for fiscal years 2003 to 2005. The CRA has raised assessments for these years to which we have objected or otherwise addressed through the Mutual Agreement procedures of the Canada-US tax treaty. We believe our positions are supported by substantial technical authority and are vigorously defending our positions. We do not anticipate that any United States or Canadian tax adjustments will have a significant impact on our financial position or results of operations.

As of May 27, 2012, our total liability for uncertain tax positions and accrued interest and penalties was $281 million. We do not expect to pay any amounts related to uncertain tax positions or accrued interest in the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Defined Benefit Pension, Other Postretirement and Postemployment Benefit Plans

Defined Benefit Pension Plans

We have defined benefit pension plans covering most employees in the United States, Canada, France, and the United Kingdom. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $200 million of voluntary contributions to our principal U.S. plans in each of fiscal 2012 and fiscal 2011. We do not expect to be required to make any contributions in fiscal 2013. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control. In fiscal 2012, we announced changes to our U.S. defined benefit pension plans. All new salaried employees hired on or after June 1, 2013 will be eligible for a new retirement program that does not include a defined benefit pension plan. Current salaried employees will remain in the existing defined benefit pension plan with adjustments to benefits.

Other Postretirement Benefit Plans

We also sponsor plans that provide health care benefits to the majority of our retirees in the United States and Canada. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We did not make voluntary contributions to these plans in fiscal 2012. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act), was signed into law in March 2010. We continue to evaluate the effect of the Act, including its potential impact on the future cost of our benefit plans.

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

The investment objective for our defined benefit pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. Our goal is to optimize the long-term return on plan assets at a moderate level of risk. The defined benefit pension and other postretirement portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the defined benefit pension plans, the long-term investment policy allocation is: 25 percent to equities in the United States; 15 percent to international equities; 10 percent to private equities; 35 percent to fixed income; and 15 percent to real assets (real estate, energy, and timber). For other postretirement benefit plans, the long-term investment policy allocations are: 30 percent to equities in the United States; 20 percent to international equities; 10 percent to private equities; 30 percent to fixed income; and 10 percent to real assets (real estate, energy, and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement plan assets were 1.2 percent, 2.3 percent, 7.7 percent, 8.1 percent, and 9.5 percent for the 1, 5, 10, 15, and 20 year periods ended May 27, 2012.

On a weighted-average basis, the expected rate of return for all defined benefit plans was 9.52 percent for fiscal 2012, 9.53 percent for fiscal 2011, and 9.55 percent for fiscal 2010. During fiscal 2012, we lowered our weighted-average expected rate of return on plan assets for our principal defined benefit pension and other postretirement plans in the United States to 8.6 percent due to generally lower expectations for long-term rates of return across our asset classes due to the recent global economic slowdown and our expectation of an extended time frame for recovery.

Lowering the expected long-term rate of return on assets by 50 basis points would increase our net pension and postretirement expense by $26.5 million for fiscal 2013. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.

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

Our weighted-average discount rates were as follows:

Weighted-Average Discount Rates

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Obligations as of May 27, 2012, and fiscal 2013 expense	4.85%	4.70%	3.86%
Obligations as of May 29, 2011, and fiscal 2012 expense	5.45%	5.35%	4.77%
Fiscal 2011 expense	5.85%	5.80%	5.12%

Lowering the discount rates by 50 basis points would increase our net defined benefit pension, other postretirement, and postemployment benefit plan expense for fiscal 2013 by approximately $41.8 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

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

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease
Effect on the aggregate of the service and interest cost components in fiscal 2013	$5.7	$(4.7)
Effect on the other postretirement accumulated benefit obligation as of May 27, 2012	96.7	(85.4)

Any arising health care claims cost-related experience gain or loss is recognized in the calculation of expected future claims. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years, resulting in at least the minimum amortization required being recorded.

Financial Statement Impact

In fiscal 2012, we recorded net defined benefit pension, other postretirement, and postemployment benefit plan expense of $106 million compared to $95 million of expense in fiscal 2011 and $11 million of income in fiscal 2010. As of May 27, 2012, we had cumulative unrecognized actuarial net losses of $1.7 billion on our defined benefit pension plans and $232 million on our postretirement and postemployment benefit plans, mainly as the result of liability increases from lower interest rates and declines in the values of plan assets. These unrecognized actuarial net losses will result in increases in our future pension expense and increases in postretirement expense since they currently exceed the corridors defined by GAAP.

We use the 2012 IRS Static Mortality Table projected forward to our plans’ measurement dates to calculate the year-end defined benefit pension, other postretirement, and postemployment benefit obligations and annual expense.

Actual future net defined benefit pension, other postretirement, and postemployment benefit plan income or expense will depend on investment performance, changes in future discount rates, changes in health care cost trend rates, and other factors related to the populations participating in these plans.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act), was signed into law in March 2010. The Act codifies health care reforms with staggered effective dates from 2010 to 2018 with many provisions in the Act requiring the issuance of additional guidance from various government agencies. Estimates of the future impacts of several of the Act’s provisions are incorporated into our postretirement benefit liability including the elimination of lifetime maximums and the imposition of an excise tax on high cost health plans. These changes resulted in a $24 million increase in our postretirement benefit liability in fiscal 2010. Given the complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, further financial impacts to our postretirement benefit liability and related future expense may occur.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the presentation of other comprehensive income (OCI). This guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the EPS calculation. The guidance is effective for fiscal years beginning after December 15, 2011, which for us is the first quarter of fiscal 2013. This guidance will not impact our results of operations or financial position.

In December 2011, the FASB issued new accounting disclosure requirements about the nature and exposure of offsetting arrangements related to financial and derivative instruments. The requirements are effective for fiscal years beginning after January 1, 2013, which for us is the first quarter of fiscal 2014. The requirements will not impact our results of operations or financial position.

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

Total Segment Operating Profit

This measure is used in reporting to our executive management and as a component of the Board of Director’s measurement of our performance for incentive compensation purposes. Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. A reconciliation of this measure to operating profit, the relevant GAAP measure, is included in Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Diluted EPS Excluding Certain Items Affecting Comparability

This measure is used in reporting to our executive management and as a component of the Board of Director’s measurement of our performance for incentive compensation purposes. Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-over-year basis. The adjustments are either items resulting from infrequently occurring events or items that, in management’s judgment, significantly affect the year-over-year assessment of operating results.

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	XXX,XX	XXX,XX	XXX,XX	XXX,XX	XXX,XX
	Fiscal Year
Per Share Data	2012	2011	2010	2009	2008
Diluted earnings per share, as reported	$2.35	$2.70	$2.24	$1.90	$1.85
Mark-to-market effects (a)	0.10	(0.09)	0.01	0.11	(0.05)
Divestitures gain, net (b)	—	—	—	(0.06)	—
Gain from insurance settlement (c)	—	—	—	(0.04)	—
Uncertain tax items (d)	—	(0.13)	—	0.08	(0.04)
Tax charge - health care reform (e)	—	—	0.05	—	—
Acquisition integration costs (f)	0.01	—	—	—	—
Restructuring costs (g)	0.10	—	—	—	—
Diluted earnings per share, excluding certain items affecting comparability	$2.56	$2.48	$2.30	$1.99	$1.76

(a)	Net (gain) loss from mark-to-market valuation of certain commodity positions and grain inventories.
(b)	Net gain on divestitures of certain product lines.
(c)	Gain on settlement with insurance carrier covering the loss of a manufacturing facility in Argentina.
(d)	Effects of court decisions and audit settlements on uncertain tax matters.
(e)	Enactment date charges related to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, affecting deferred taxes associated with Medicare Part D subsidies.
(f)	Integration costs resulting from the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S.
(g)	Productivity and cost savings plan restructuring charges.

Return on Average Total Capital

This measure is used in reporting to our executive management and as a component of the Board of Director’s measurement of our performance for incentive compensation purposes. Management and the Board of Directors believe that this measure provides useful information to investors because it is important for assessing the utilization of capital and it eliminates certain items which affect year-to-year comparability.

	Fiscal Year
In Millions	2012	2011	2010	2009	2008	2007

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,589.1	$1,803.5	$1,535.0	$1,313.7	$1,318.1
Interest, net, after-tax	238.9	243.5	261.1	240.8	263.8

Earnings before interest, after-tax	1,828.0	2,047.0	1,796.1	1,554.5	1,581.9
Mark-to-market effects	65.6	(60.0)	4.5	74.9	(35.9)
Restructuring costs	64.3	—	—	—	—
Acquisition integration costs	9.7	—	—	—	—
Divestitures gain, net	—	—	—	(38.0)	—
Gain from insurance settlement	—	—	—	(26.9)	—
Uncertain tax items	—	(88.9)	—	52.6	(30.7)
Tax charge — heath care reform	—	—	35.0	—	—

Earnings before interest, after-tax for return on capital calculation	$1,967.6	$1,898.1	$1,835.6	$1,617.1	$1,515.3

Current portion of long-term debt	$741.2	$1,031.3	$107.3	$508.5	$442.0	$1,734.0
Notes payable	526.5	311.3	1,050.1	812.2	2,208.8	1,254.4
Long-term debt	6,161.9	5,542.5	5,268.5	5,754.8	4,348.7	3,217.7

Total debt	7,429.6	6,885.1	6,425.9	7,075.5	6,999.5	6,206.1
Redeemable interest	847.8	—	—	—	—	—
Noncontrolling interests	461.0	246.7	245.1	244.2	246.6	1,139.2
Stockholders’ equity	6,421.7	6,365.5	5,402.9	5,172.3	6,212.2	5,318.7

Total capital	15,160.1	13,497.3	12,073.9	12,492.0	13,458.3	12,664.0
Accumulated other comprehensive (income) loss	1,743.7	1,010.8	1,486.9	877.8	(173.1)	120.1
After-tax earnings adjustments (a)	(170.9)	(310.5)	(161.6)	(201.1)	(263.7)	(197.1)

Adjusted total capital	$16,732.9	$14,197.6	$13,399.2	$13,168.7	$13,021.5	$12,587.0

Adjusted average total capital	$15,465.3	$13,798.4	$13,283.9	$13,095.1	$12,804.3

Return on average total capital	12.7%	13.8%	13.8%	12.3%	11.8%

(a)	Sum of current year and previous year after-tax adjustments.

Net Sales Growth Rates for Our International Segment Excluding the Impact of Changes in Foreign Currency Exchange

Management and the Board of Directors believe that this measure of our International segment and region net sales provides useful information to investors because it provides transparency to the underlying performance in markets outside the United States by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign exchange markets.

To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

	Fiscal 2012
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	97%	(1	) pt	98%
Asia/Pacific	21	4		17
Canada	29	1		28
Latin America	11	(3)		14
Total International	46%	1	pt	45%

	Fiscal 2011
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	5%	(2	) pts	7%
Asia/Pacific	14	5		9
Canada	8	5		3
Latin America	(5)	(16)		11
Total International	7%	Flat		7%

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

As of May 27, 2012, we had interest rate swaps with $835 million of aggregate notional principal amount outstanding, all of which converts fixed-rate notes to floating-rate notes.

FOREIGN EXCHANGE RISK

Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, intercompany loans, product shipments, and foreign-denominated commercial paper. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Swiss franc, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-denominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 27, 2012, we had deferred net foreign currency transaction losses of $96 million in AOCI associated with hedging activity.

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

As of May 27, 2012, the net notional value of commodity derivatives was $307 million, of which $127 million related to agricultural inputs and $180 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

EQUITY INSTRUMENTS

Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of May 27, 2012, the net notional amount of our equity swaps was $48 million.

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

The VAR calculation used historical interest rates, foreign exchange rates, and commodity and equity prices from the past year to estimate the potential volatility and correlation of these rates in the future. The market data were drawn from the RiskMetrics™ data set. The calculations are not intended to represent actual losses in fair value that we expect to incur. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, we would expect that any loss or gain in the fair value of our derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposure. The positions included in the calculations were: debt; investments; interest rate swaps; foreign exchange forwards; commodity swaps, futures and options; and equity instruments. The calculations do not include the underlying foreign exchange and commodities or equity-related positions that are offset by these market-risk-sensitive instruments.

The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 27, 2012, and May 29, 2011, and the average fair value impact during the year ended May 27, 2012.

	Fair Value Impact
In Millions	May 27, 2012	Average during fiscal 2012	May 29, 2011
Interest rate instruments	$29.4	$29.9	$26.5
Foreign currency instruments	7.1	7.6	8.7
Commodity instruments	3.8	4.4	3.9
Equity instruments	1.1	0.6	—

ITEM 8	Financial Statements and Supplementary Data

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

The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2013, subject to ratification by the stockholders at the annual meeting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

July 3, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

General Mills, Inc.:

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 27, 2012 and May 29, 2011, and the related consolidated statements of earnings, total equity, comprehensive income, and redeemable interest, and cash flows for each of the fiscal years in the three-year period ended May 27, 2012. In connection with our audits of the consolidated financial statements, we have audited the accompanying financial statement schedule. We also have audited General Mills, Inc.’s internal control over financial reporting as of May 27, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 27, 2012 and May 29, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 27, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, General Mills, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 27, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

July 3, 2012

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	Fiscal Year
	2012	2011	2010

Net sales	$16,657.9	$14,880.2	$14,635.6

Cost of sales	10,613.2	8,926.7	8,835.4

Selling, general, and administrative expenses	3,380.7	3,192.0	3,162.7

Divestitures (gain)	—	(17.4)	—

Restructuring, impairment, and other exit costs	101.6	4.4	31.4

Operating profit	2,562.4	2,774.5	2,606.1

Interest, net	351.9	346.3	401.6

Earnings before income taxes and after-tax earnings from joint ventures	2,210.5	2,428.2	2,204.5

Income taxes	709.6	721.1	771.2

After-tax earnings from joint ventures	88.2	96.4	101.7

Net earnings, including earnings attributable to redeemable and noncontrolling interests	1,589.1	1,803.5	1,535.0

Net earnings attributable to redeemable and noncontrolling interests	21.8	5.2	4.5

Net earnings attributable to General Mills	$1,567.3	$1,798.3	$1,530.5

Earnings per share - basic	$2.42	$2.80	$2.32

Earnings per share - diluted	$2.35	$2.70	$2.24

Dividends per share	$1.22	$1.12	$0.96

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	May 27, 2012	May 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$471.2	$619.6
Receivables	1,323.6	1,162.3
Inventories	1,478.8	1,609.3
Deferred income taxes	59.7	27.3
Prepaid expenses and other current assets	358.1	483.5

Total current assets	3,691.4	3,902.0

Land, buildings, and equipment	3,652.7	3,345.9
Goodwill	8,182.5	6,750.8
Other intangible assets	4,704.9	3,813.3
Other assets	865.3	862.5

Total assets	$21,096.8	$18,674.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,148.9	$995.1
Current portion of long-term debt	741.2	1,031.3
Notes payable	526.5	311.3
Other current liabilities	1,426.6	1,321.5

Total current liabilities	3,843.2	3,659.2

Long-term debt	6,161.9	5,542.5
Deferred income taxes	1,171.4	1,127.4
Other liabilities	2,189.8	1,733.2

Total liabilities	13,366.3	12,062.3

Redeemable interest	847.8	—

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,308.4	1,319.8
Retained earnings	9,958.5	9,191.3
Common stock in treasury, at cost, shares of 106.1 and 109.8	(3,177.0)	(3,210.3)
Accumulated other comprehensive loss	(1,743.7)	(1,010.8)

Total stockholders’ equity	6,421.7	6,365.5

Noncontrolling interests	461.0	246.7

Total equity	6,882.7	6,612.2

Total liabilities and equity	$21,096.8	$18,674.5

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity, Comprehensive Income, and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity	Redeemable Interest	Total Comprehensive Income (Loss)
Balance as of May 31, 2009	754.6	$75.5	$1212.1	(98.6)	$(2,473.1)	$7,235.6	$(877.8)	$244.2	$5,416.5
Comprehensive income:
Net earnings, including earnings attributable to redeemable and noncontrolling interests						1,530.5		4.5	1,535.0		$1,535.0
Other comprehensive income							(609.1)	0.2	(608.9)		(608.9)
Total comprehensive income									926.1		926.1
Cash dividends declared ($0.96 per share)						(643.7)			(643.7)
Shares purchased				(21.3)	(691.8)				(691.8)
Stock compensation plans (includes income tax benefits of $114.0)			53.3	21.8	549.7				603.0
Unearned compensation related to restricted stock unit awards			(65.6)						(65.6)
Earned compensation			107.3						107.3
Distributions to noncontrolling interest holders								(3.8)	(3.8)
Balance as of May 30, 2010	754.6	75.5	1,307.1	(98.1)	(2,615.2)	8,122.4	(1,486.9)	245.1	5,648.0
Comprehensive income:
Net earnings, including earnings attributable to redeemable and noncontrolling interests						1,798.3		5.2	1,803.5		1,803.5
Other comprehensive income							476.1	0.7	476.8		476.8
Total comprehensive income									2,280.3		2,280.3
Cash dividends declared ($1.12 per share)						(729.4)			(729.4)
Shares purchased				(31.8)	(1,163.5)				(1,163.5)
Stock compensation plans (includes income tax benefits of $106.2)			(22.2)	20.1	568.4				546.2
Unearned compensation related to restricted stock unit awards			(70.4)						(70.4)
Earned compensation			105.3						105.3
Distributions to noncontrolling interest holders								(4.3)	(4.3)
Balance as of May 29, 2011	754.6	75.5	1,319.8	(109.8)	(3,210.3)	9,191.3	(1,010.8)	246.7	6,612.2
Comprehensive income:
Net earnings, including earnings attributable to redeemable and noncontrolling interests						1,567.3		6.8	1,574.1	$15.0	1,589.1
Other comprehensive loss							(732.9)	(51.1)	(784.0)	(101.1)	(885.1)
Total comprehensive income (loss)									790.1	(86.1)	704.0
Cash dividends declared ($1.22 per share)						(800.1)			(800.1)
Shares purchased				(8.3)	(313.0)				(313.0)
Stock compensation plans (includes income tax benefits of $63.1)			3.2	12.0	346.3				349.5
Unearned compensation related to restricted stock unit awards			(93.4)						(93.4)
Earned compensation			108.3						108.3
Addition of redeemable and noncontrolling interest from acquisitions								263.8	263.8	904.4
Increase in redemption value of redeemable interest			(29.5)						(29.5)	29.5
Distributions to noncontrolling interest holders								(5.2)	(5.2)
Balance as of May 27, 2012	754.6	$75.5	$1,308.4	(106.1)	$(3,177.0)	$9,958.5	$(1,743.7)	$461.0	$6,882.7	$847.8

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2012	2011	2010
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,589.1	$1,803.5	$1,535.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	541.5	472.6	457.1
After-tax earnings from joint ventures	(88.2)	(96.4)	(101.7)
Stock-based compensation	108.3	105.3	107.3
Deferred income taxes	149.4	205.3	22.3
Tax benefit on exercised options	(63.1)	(106.2)	(114.0)
Distributions of earnings from joint ventures	68.0	72.7	88.0
Pension and other postretirement benefit plan contributions	(222.2)	(220.8)	(17.2)
Pension and other postretirement benefit plan expense (income)	77.8	73.6	(37.9)
Divestitures (gain)	—	(17.4)	—
Restructuring, impairment, and other exit costs (income)	97.8	(1.3)	23.4
Changes in current assets and liabilities, excluding the effects of acquisitions	243.8	(720.9)	143.4
Other, net	(100.2)	(43.2)	75.5

Net cash provided by operating activities	2,402.0	1,526.8	2,181.2

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(675.9)	(648.8)	(649.9)
Acquisitions	(1,050.1)	(123.3)	—
Investments in affiliates, net	(22.2)	(1.8)	(130.7)
Proceeds from disposal of land, buildings, and equipment	2.2	4.1	7.4
Proceeds from divestiture of product lines	—	34.4	—
Exchangeable note	(131.6)	—	—
Other, net	6.8	20.3	52.0

Net cash used by investing activities	(1,870.8)	(715.1)	(721.2)

Cash Flows - Financing Activities
Change in notes payable	227.9	(742.6)	235.8
Issuance of long-term debt	1,390.5	1,200.0	—
Payment of long-term debt	(1,450.1)	(7.4)	(906.9)
Proceeds from common stock issued on exercised options	233.5	410.4	388.8
Tax benefit on exercised options	63.1	106.2	114.0
Purchases of common stock for treasury	(313.0)	(1,163.5)	(691.8)
Dividends paid	(800.1)	(729.4)	(643.7)
Other, net	(13.2)	(10.3)	—

Net cash used by financing activities	(661.4)	(936.6)	(1,503.8)

Effect of exchange rate changes on cash and cash equivalents	(18.2)	71.3	(32.8)

Decrease in cash and cash equivalents	(148.4)	(53.6)	(76.6)
Cash and cash equivalents - beginning of year	619.6	673.2	749.8

Cash and cash equivalents - end of year	$471.2	$619.6	$673.2

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(24.2)	$(69.8)	$(121.1)
Inventories	144.5	(240.0)	(16.7)
Prepaid expenses and other current assets	149.4	(96.0)	53.5
Accounts payable	12.1	109.0	69.6
Other current liabilities	(38.0)	(424.1)	158.1

Changes in current assets and liabilities	$243.8	$(720.9)	$143.4

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTE 1. BASIS OF PRESENTATION AND RECLASSIFICATIONS

Basis of Presentation

Our Consolidated Financial Statements include the accounts of General Mills, Inc. and all subsidiaries in which we have a controlling financial interest. Intercompany transactions and accounts, including any noncontrolling and redeemable interests’ share of those transactions, are eliminated in consolidation.

Our fiscal year ends on the last Sunday in May. Fiscal years 2012, 2011 and 2010 each consisted of 52 weeks.

Change in Reporting Period

As part of a long-term plan to conform the fiscal year ends of all our operations, we have changed the reporting period of certain countries within our International segment from an April fiscal year end to a May fiscal year end to match our fiscal calendar. Accordingly, in the year of change, our results include 13 months of results from the affected operations compared to 12 months in previous fiscal years. In fiscal 2012, we changed the reporting period for our China operations and in fiscal 2010 we changed many of the countries in our Asia/Pacific region. The impact of these changes was not material to our results of operations and, therefore, we did not restate prior period financial statements for comparability. Countries within the International segment that remain on an April fiscal year end include our European operations, Australia, and Brazil.

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

Inventories outside of the United States are generally valued at the lower of cost, using the first-in, first-out (FIFO) method, or market.

Shipping costs associated with the distribution of finished product to our customers are recorded as cost of sales, and are recognized when the related finished product is shipped to and accepted by the customer.

Land, Buildings, Equipment, and Depreciation

Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 to 50 years, and equipment, furniture, and software are usually depreciated over 3 to 10 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation and the resulting gains and losses, if any, are recognized in earnings. As of May 27, 2012, assets held for sale were insignificant.

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

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. We performed our fiscal 2012 assessment as of November 28, 2011, and determined there was no impairment of goodwill for any of our reporting units as their related fair values were substantially in excess of their carrying values.

We evaluate the useful lives of our other intangible assets, mainly brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets. Intangible assets that are deemed to have definite lives are amortized on a straight-line basis, over their useful lives, generally ranging from 4 to 30 years.

Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Pillsbury, Totino’s, Progresso, Green Giant, Yoplait, Old El Paso, and Häagen-Dazs brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2012 assessment of our brand intangibles as of November 28, 2011. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included: projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the brands; and a discount rate. As of our assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values.

Our finite-lived intangible assets, primarily acquired franchise agreements and customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset are less than the carrying amount of the asset. Assets generally have identifiable cash flows and are largely independent of other assets. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is measured using a discounted cash flow model or other similar valuation model, as appropriate.

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

Redeemable Interest

On July 1, 2011, we acquired a 51 percent controlling interest in Yoplait S.A.S., a consolidated entity. Sodiaal International (Sodiaal) holds the remaining 49 percent interest in Yoplait S.A.S. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. This put option requires us to classify Sodiaal’s interest as a redeemable interest outside of equity on our Consolidated Balance Sheets for as long as the put is exercisable by Sodiaal. When the put is no longer exercisable, the redeemable interest will be reclassified to noncontrolling interests on our Consolidated Balance Sheets. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. During the fourth quarter of fiscal 2012, we adjusted the redeemable interest’s redemption value based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long range plan, capital spending, depreciation and taxes, foreign currency rates, and a discount rate.

Variable Interest Entities

As of May 27, 2012, we had invested in five variable interest entities (VIEs). None of our VIEs are material to our results of operations, financial condition, or liquidity as of and for the year ended May 27, 2012. We determined whether or not we were the primary beneficiary (PB) of each VIE using a qualitative assessment that considered the VIE’s purpose and design, the involvement of each of the interest holders, and the risks and benefits of the VIE. We are the PB of three of the VIEs. We provided minimal financial or other support to our VIEs during fiscal 2012, and there are no arrangements related to VIEs that would require us to provide significant financial support in the future.

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

Stock-based Compensation

We generally measure compensation expense for grants of restricted stock units using the value of a share of our stock on the date of grant. We estimate the value of stock option grants using a Black-Scholes valuation model. Stock compensation is recognized straight line over the vesting period. Our stock compensation expense is recorded in selling, general and administrative (SG&A) expenses and cost of sales in the Consolidated Statements of Earnings and allocated to each reportable segment in our segment results.

Certain equity-based compensation plans contain provisions that accelerate vesting of awards upon retirement, termination or death of eligible employees and directors. We consider a stock-based award to be vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

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

Use of Estimates

Preparing our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, post-retirement and post-employment benefits. Actual results could differ from our estimates.

Other New Accounting Standards

In fiscal 2012, we adopted new accounting guidance for fair value measurements providing common fair value measurement and disclosure requirements. The adoption of the guidance did not have an impact on our results of operations or financial condition.

In fiscal 2012, we adopted new accounting guidance on employer’s disclosures about participation in multiemployer benefit plans. The adoption of the guidance did not have an impact on our results of operations or financial condition. Please refer to Note 13 to the Consolidated Financial Statements.

In fiscal 2012, we adopted new accounting guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment of goodwill impairment to determine whether a quantitative assessment is necessary. We adopted this guidance for our annual goodwill impairment test for fiscal 2012, which was conducted in the third quarter. The adoption of this guidance did not have an impact on our results of operations or financial position.

In fiscal 2011, we adopted new accounting guidance on the consolidation model for VIEs. The guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The adoption of the guidance did not have an impact on our results of operations or financial condition.

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

In fiscal 2010, we adopted new accounting guidance issued to assist in determining whether instruments granted in share-based payment transactions are participating securities. The guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method. The adoption of the guidance did not have a material impact on our basic or diluted EPS.

In fiscal 2010, we adopted new accounting guidance on convertible debt instruments. The guidance requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash or other assets. The adoption of the guidance did not have a material impact on our results of operations or financial condition.

NOTE 3. ACQUISITIONS

On July 1, 2011, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. from PAI Partners and Sodiaal for an aggregate purchase price of $1.2 billion, including $261.3 million of non-cash consideration for debt assumed. Yoplait S.A.S. operates yogurt businesses in several countries, including France, Canada, and the United Kingdom, and oversees franchise relationships around the world. Yoplait Marques S.A.S. holds the worldwide rights to Yoplait and related trademarks. We consolidated both entities into our Consolidated Balance Sheets and recorded goodwill of $1.5 billion. Indefinite lived intangible assets acquired primarily include brands of $476.0 million. Finite lived intangible assets acquired primarily include franchise agreements of $440.2 million and customer relationships of $107.3 million. In addition, we purchased a zero coupon exchangeable note due in 2016 from Sodiaal with a notional amount of $131.6 million and a fair value of $110.9 million. As of the date of the acquisition, the pro forma effects of this acquisition were not material.

During the fourth quarter of fiscal 2012, we entered into a purchase agreement with Yoki Alimentos S.A. (Yoki), a privately held food company headquartered in Sao Bernardo do Campo, Brazil, for an aggregate purchase price of approximately 1.97 billion Brazilian reals (approximately $990 million as of May 27, 2012) including the assumption of approximately 220 million Brazilian reals (approximately $110 million as of May 27, 2012) of outstanding debt. The purchase price is subject to an adjustment based on the net asset value of the business at the closing date. Yoki operates in several food categories, including snacks, convenient meals, basic foods, and seasonings. We expect the transaction to be completed in the first half of fiscal 2013. We expect to fund this transaction using cash available in our foreign subsidiaries and commercial paper.

NOTE 4. RESTRUCTURING, IMPAIRMENT, AND OTHER EXIT COSTS

We view our restructuring activities as actions that help us meet our long-term growth targets. Activities we undertake must meet internal rate of return and net present value targets. Each restructuring action normally takes one to two years to complete. At completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. These activities result in various restructuring costs, including asset write-offs, exit charges including severance, contract termination fees, and decommissioning and other costs. Depreciation associated with restructured assets, as used in the context of our disclosures regarding restructuring activity, refers to the increase in depreciation expense caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under an approved restructuring plan. Any impairment of the asset is recognized immediately in the period the plan is approved.

Expense, in Millions
Productivity and cost savings plan	$100.6
Charges associated with restructuring actions previously announced	1.0
Total	$101.6

In fiscal 2012, we approved a major productivity and cost savings plan designed to improve organizational effectiveness and focus on key growth strategies. The plan includes organizational changes that strengthen business alignment, and actions to accelerate administrative efficiencies across all of our operating segments and support functions. In connection with this initiative, we expect to eliminate approximately 850 positions globally and recorded a $100.6 million restructuring charge, consisting of $87.6 million of employee severance expense and a non-cash charge of $13.0 million related to the write-off of certain long-lived assets in our U.S. Retail segment. All of our operating segments and support functions were affected by these actions including $69.9 million related to our U.S. Retail segment, $12.2 million related to our Bakeries and Foodservice segment, $9.5 million related to our International segment, and $9.0 million related to our administrative functions. We expect to record approximately $19 million of restructuring charges as a result of these actions in fiscal 2013. These restructuring actions are expected to be completed by the end of fiscal 2014. In fiscal 2012, we paid $3.8 million in cash related to restructuring actions taken in fiscal 2012 and previous years.

In fiscal 2011, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions
Discontinuation of fruit-flavored snack product line	$1.7
Charges associated with restructuring actions previously announced	2.7
Total	$4.4

In fiscal 2010, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions
Discontinuation of kids’ refrigerated yogurt beverage and microwave soup product lines	$24.1
Discontinuation of breadcrumbs product line at Federalsburg, Maryland plant	6.2
Sales of Contagem, Brazil bread and pasta plant	(0.6)
Charges associated with restructuring actions previously announced	1.7
Total	$31.4

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 31, 2009	$8.4	$10.3	$0.1	$18.8
2010 charges, including foreign currency translation	0.2	0.8	—	1.0
Utilized in 2010	(6.0)	(3.0)	—	(9.0)
Reserve balance as of May 30, 2010	2.6	8.1	0.1	10.8
2011 charges, including foreign currency translation	—	—	—	—
Utilized in 2011	(0.9)	(2.6)	(0.1)	(3.6)
Reserve balance as of May 29, 2011	1.7	5.5	—	7.2
2012 charges, including foreign currency translation	82.4	—	—	82.4
Utilized in 2012	(1.0)	(2.8)	0.1	(3.7)
Reserve balance as of May 27, 2012	$83.1	$2.7	$0.1	$85.9

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

Results from our CPW and HDJ joint ventures are reported for the 12 months ended March 31.

Joint venture related balance sheet activity follows:

In Millions	May 27, 2012	May 29, 2011
Cumulative investments	$529.0	$519.1
Goodwill and other intangibles	522.1	597.1
Aggregate advances	268.1	293.3

Joint venture earnings and cash flow activity follows:

	Fiscal Year
In Millions	2012	2011	2010
Sales to joint ventures	$10.4	$10.2	$10.7
Net advances	22.2	1.8	128.1
Dividends received	68.0	72.7	88.0

Summary combined financial information for the joint ventures on a 100 percent basis follows:

	Fiscal Year
In Millions	2012	2011	2010
Net sales:
CPW	$2,152.6	$2,067.2	$1,997.4
HDJ	420.8	377.7	362.6
Total net sales	2,573.4	2,444.9	2,360.0

Gross margin	1,076.0	1,066.3	1,053.2
Earnings before income taxes	250.3	233.4	251.2
Earnings after income taxes	189.0	164.2	202.3

In Millions	May 27, 2012	May 29, 2011
Current assets	$934.8	$904.7
Noncurrent assets	1,078.0	1,138.0
Current liabilities	1,671.0	1,690.1
Noncurrent liabilities	91.0	103.3

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets are as follows:

In Millions	May 27, 2012	May 29, 2011
Goodwill	$8,182.5	$6,750.8
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,217.1	3,771.7
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	544.7	69.2
Less accumulated amortization	(56.9)	(27.6)
Intangible assets subject to amortization	487.8	41.6
Other intangible assets	4,704.9	3,813.3
Total	$12,887.4	$10,564.1

Based on the carrying value of finite-lived intangible assets as of May 27, 2012, amortization expense for each of the next five fiscal years is estimated to be approximately $26 million.

The changes in the carrying amount of goodwill for fiscal 2010, 2011, and 2012 are as follows:

In Millions	U.S. Retail	International	Bakeries and Foodservice	Joint Ventures	Total
Balance as of May 31, 2009	$5,098.3	$123.3	$923.0	$518.4	$6,663.0
Other activity, primarily foreign currency translation	—	(1.3)	—	(68.9)	(70.2)
Balance as of May 30, 2010	5,098.3	122.0	923.0	449.5	6,592.8
Acquisitions	44.6	26.9	—	—	71.5
Divestitures	—	(0.5)	(1.9)	—	(2.4)
Other activity, primarily foreign currency translation	—	14.2	—	74.7	88.9
Balance as of May 29, 2011	5,142.9	162.6	921.1	524.2	6,750.8
Acquisitions	670.3	946.4	—	—	1,616.7
Other activity, primarily foreign currency translation	—	(119.1)	—	(65.9)	(185.0)
Balance as of May 27, 2012	$5,813.2	$989.9	$921.1	$458.3	$8,182.5

The changes in the carrying amount of other intangible assets for fiscal 2010, 2011, and 2012 are as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 31, 2009	$3,208.9	$462.6	$75.5	$3,747.0
Other activity, primarily foreign currency translation	(2.3)	(17.3)	(12.4)	(32.0)
Balance as of May 30, 2010	3,206.6	445.3	63.1	3,715.0
Acquisitions	39.3	6.0	—	45.3
Other activity, primarily foreign currency translation	(3.4)	46.6	9.8	53.0
Balance as of May 29, 2011	3,242.5	497.9	72.9	3,813.3
Acquisitions	58.2	1,050.3	—	1,108.5
Other activity, primarily foreign currency translation	(3.7)	(204.1)	(9.1)	(216.9)
Balance as of May 27, 2012	$3,297.0	$1,344.1	$63.8	$4,704.9

NOTE 7. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 27, 2012, and May 29, 2011, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	xxx,xxx	xxx,xxx	xxx,xxx	xxx,xxx	xxx,xxx	xxx,xxx	xxx,xxx	xxx,xxx
	Cost		Market Value		Gross Gains		Gross Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2012	2011	2012	2011	2012	2011	2012	2011
Available for sale:
Debt securities	$52.2	$8.9	$52.3	$9.0	$0.1	$0.1	$—	$—
Equity securities	1.8	2.0	5.3	6.0	3.5	4.0	—	—
Total	$54.0	$10.9	$57.6	$15.0	$3.6	$4.1	$—	$—

Earnings include less than $1 million of realized gains from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in AOCI within stockholders’ equity.

Scheduled maturities of our marketable securities are as follows:

	Available for Sale
In Millions	Cost	Market Value
Under 1 year (current)	$46.6	$46.6
From 1 to 3 years	0.5	0.5
From 4 to 7 years	5.1	5.2
Over 7 years	—	—
Equity securities	1.8	5.3
Total	$54.0	$57.6

Cash, cash equivalents, and marketable securities totaling $6.6 million as of May 27, 2012, were pledged as collateral for derivative contracts.

The fair value and carrying amount of long-term debt, including the current portion, were $7,664.5 million and $6,903.1 million, respectively, as of May 27, 2012. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt would be a Level 2 liability in the fair value hierarchy.

RISK MANAGEMENT ACTIVITIES

As a part of our ongoing operations, we are exposed to market risks such as changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. To manage these risks, we may enter into various derivative transactions (e.g., futures, options, and swaps) pursuant to our established policies.

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

Unallocated corporate items for fiscal 2012 and fiscal 2011 included:

	Fiscal Year
In Millions	2012	2011	2010
Net gain (loss) on mark-to-market valuation of commodity positions	$(122.5)	$160.3	$(54.7)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	35.7	(93.6)	55.7
Net mark-to-market revaluation of certain grain inventories	(17.4)	28.5	(8.1)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(104.2)	$95.2	$(7.1)

As of May 27, 2012, the net notional value of commodity derivatives was $307.4 million, of which $126.9 million related to agricultural inputs and $180.5 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2012, 2011, and 2010.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2012, 2011, and 2010.

During the fourth quarter of fiscal 2011, first quarter of fiscal 2012 and second quarter of fiscal 2012, we entered into $500.0 million, $300.0 million, and $200.0 million of forward starting swaps with average fixed rates of 3.9 percent, 2.7 percent, and 2.4 percent, respectively, in advance of a planned debt financing. All of these forward starting swaps were cash settled for $100.4 million coincident with the issuance of our $1.0 billion 10-year fixed rate notes in November 2011. As of May 27, 2012, there was a $94.6 million pre-tax loss in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the fourth quarter of fiscal 2011, we entered into swaps to convert $300.0 million of 1.55 percent fixed-rate notes due May 16, 2014, to floating rates.

During the fourth quarter of fiscal 2010, in advance of a planned debt financing, we entered into $500.0 million of treasury lock derivatives with an average fixed rate of 4.3 percent. All of these treasury locks were cash settled for $17.1 million during the first quarter of fiscal 2011, coincident with the issuance of our $500.0 million 30-year fixed-rate notes. As of May 27, 2012, a $15.7 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the second quarter of fiscal 2010, we entered into $700.0 million of interest rate swaps to convert $700.0 million of 5.65 percent fixed-rate notes to floating rates. In May 2010, we repurchased $179.2 million of our 5.65 percent notes. We received $2.7 million to settle a portion of these swaps that related to the repurchased debt.

As of May 27, 2012, a $10.5 million pre-tax loss on cash settled interest rate swaps for our $1.0 billion 10-year note issued January 24, 2007 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate swaps. Average floating rates are based on rates as of the end of the reporting period.

In Millions	May 27, 2012	May 29, 2011
Pay-floating swaps—notional amount	$834.6	$838.0
Average receive rate	1.7%	1.8%
Average pay rate	0.3%	0.2%
Pay-fixed forward starting swaps—notional amount	$—	$500.0

The swap contracts mature at various dates from fiscal 2013 to 2014 as follows:

In Millions	Pay Floating
2013	$534.6
2014	300.0
Total	$834.6

FOREIGN EXCHANGE RISK

Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, intercompany loans, product shipments, and foreign-denominated commercial paper. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Swiss franc, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-denominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.

As of May 27, 2012, the notional value of foreign exchange derivatives was $930.2 million. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2012, 2011, and 2010.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 27, 2012, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.

EQUITY INSTRUMENTS

Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of May 27, 2012, the net notional amount of our equity swaps was $48.1 million. These swap contracts mature in fiscal 2013.

FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of May 27, 2012 and May 29, 2011, were as follows:

	May 27, 2012				May 27, 2012
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$5.7	$—	$5.7	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	11.5	—	11.5	—	(18.8)	—	(18.8)
Total	—	17.2	—	17.2	—	(18.8)	—	(18.8)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	0.5	—	0.5	—	—	—	—
Foreign exchange contracts (c) (d)	—	6.6	—	6.6	—	(1.1)	—	(1.1)
Equity contracts (a) (e)	—	—	—	—	—	(0.1)	—	(0.1)
Commodity contracts (c) (e)	8.0	1.0	—	9.0	—	(15.1)	—	(15.1)
Grain contracts (c) (e)	—	8.3	—	8.3	—	(20.6)	—	(20.6)
Total	8.0	16.4	—	24.4	—	(36.9)	—	(36.9)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.3	52.3	—	57.6	—	—	—	—
Total	5.3	52.3	—	57.6	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$13.3	$85.9	$—	$99.2	$—	$(55.7)	$—	$(55.7)

	May 29, 2011				May 29, 2011
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$11.2	$—	$11.2	$—	$(21.3)	$—	$(21.3)
Foreign exchange contracts (c) (d)	—	10.1	—	10.1	—	(14.9)	—	(14.9)
Total	—	21.3	—	21.3	—	(36.2)	—	(36.2)
Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	2.2	—	2.2	—	(0.9)	—	(0.9)
Foreign exchange contracts (c) (d)	—	57.1	—	57.1	—	(19.9)	—	(19.9)
Commodity contracts (c) (e)	14.6	16.3	—	30.9	—	—	—	—
Grain contracts (c) (e)	—	61.1	—	61.1	—	(29.0)	—	(29.0)
Total	14.6	136.7	—	151.3	—	(49.8)	—	(49.8)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.9	9.1	—	15.0	—	—	—	—
Total	5.9	9.1	—	15.0	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$20.5	$167.1	$—	$187.6	$—	$(86.0)	$—	$(86.0)

(a)	These contracts and investments are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the fiscal years ended May 27, 2012, and May 29, 2011, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships:
Amount of loss recognized in other comprehensive income (OCI) (a)	$(78.6)	$(20.9)	$(7.3)	$(18.9)	$—	$—	$—	$—	$(85.9)	$(39.8)
Amount of loss reclassified from AOCI into earnings (a) (b)	(8.2)	(13.1)	(9.9)	(16.7)	—	—	—	—	(18.1)	(29.8)
Amount of gain (loss) recognized in earnings (c)	(0.5)	(0.4)	(0.3)	0.3	—	—	—	—	(0.8)	(0.1)
Derivatives in Fair Value Hedging Relationships:
Amount of net gain (loss) recognized in earnings (d)	(0.8)	0.3	—	—	—	—	—	—	(0.8)	0.3
Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in earnings (d)	—	1.0	(1.3)	23.7	(1.0)	—	(122.5)	160.3	(124.8)	185.0

(a)	Effective portion.
(b)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Unrealized losses from interest rate cash flow hedges recorded in AOCI as of May 27, 2012, totaled $73.6 million after tax. These deferred losses are primarily related to interest rate swaps that we entered into in contemplation of future borrowings and other financing requirements and that are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized losses from foreign currency cash flow hedges recorded in AOCI as of May 27, 2012, were $1.7 million after-tax. The net amount of pre-tax gains and losses in AOCI as of May 27, 2012, that we expect to be reclassified into net earnings within the next 12 months is $14.0 million of expense.

CREDIT-RISK-RELATED CONTINGENT FEATURES

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 27, 2012, was $19.9 million. We have posted collateral of $4.3 million in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements had been triggered on May 27, 2012, we would have been required to post an additional $15.6 million of collateral to counterparties.

CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK

During fiscal 2012, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 22 percent of our consolidated net sales and 30 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 6 percent of our net sales in the International segment and 7 percent of our net sales in the Bakeries and Foodservice segment. As of May 27, 2012, Wal-Mart accounted for 26 percent of our U.S. Retail receivables, 5 percent of our International receivables, and 9 percent of our Bakeries and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 54 percent of its fiscal 2012 net sales, the five largest customers in our International segment accounted for 26 percent of its fiscal 2012 net sales, and the five largest customers in our Bakeries and Foodservice segment accounted for 46 percent of its fiscal 2012 net sales.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $19.5 million against which we do not hold collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

NOTE 8. DEBT

Notes Payable

The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 27, 2012		May 29, 2011
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$412.0	0.2%	$192.5	0.2%
Financial institutions	114.5	10.0	118.8	11.5
Total	$526.5	2.4%	$311.3	4.5%

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. In April 2012, we entered into fee-paid committed credit lines, consisting of a $1.0 billion facility scheduled to expire in April 2015 and a $1.7 billion facility scheduled to expire in April 2017. Concurrent with the execution of the credit agreements, we terminated our credit facilities which provided $1.8 billion and $1.1 billion of revolving credit lines which were set to expire October 2012 and October 2013, respectively. We also have $393.8 million in uncommitted credit lines that support our foreign operations. As of May 27, 2012, there were no amounts outstanding on the fee-paid committed credit lines and $114.5 million was drawn on the uncommitted lines. The credit facilities contain several covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of May 27, 2012.

Long-Term Debt

In February 2012, we repaid $1.0 billion of 6.0 percent notes. In November 2011, we issued $1.0 billion aggregate principal amount of 3.15 percent notes due December 15, 2021. The net proceeds were used to repay a portion of our notes due February 2012, reduce our commercial paper borrowings, and for general corporate purposes. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time prior to September 15, 2021 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.

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

Certain of our long-term debt agreements contain restrictive covenants. As of May 27, 2012, we were in compliance with all of these covenants.

As of May 27, 2012, the $118.8 million pre-tax loss recorded in AOCI associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from AOCI to net interest in fiscal 2013 is $12.7 million pre-tax.

A summary of our long-term debt is as follows:

In Millions	May 27, 2012	May 29, 2011
5.65% notes due February 15, 2019	$1,150.0	$1,150.0
5.7% notes due February 15, 2017	1,000.0	1,000.0
3.15% notes due December 15, 2021	1,000.0	—
5.2% notes due March 17, 2015	750.0	750.0
5.25% notes due August 15, 2013	700.0	700.0
5.65% notes due September 10, 2012	520.8	520.8
5.4% notes due June 15, 2040	500.0	500.0
Floating-rate notes due May 16, 2014	400.0	400.0
Euribor-based floating-rate note due December 15, 2014	375.5	—
1.55% notes due May 16, 2014	300.0	300.0
Medium-term notes, 0.3% to 8.0%, due fiscal 2013 or later	204.2	204.4
Debt of consolidated contract manufacturer	—	15.0
6% notes due February 15, 2012	—	1,019.5
Other, including capital leases	2.6	14.1
	6,903.1	6,573.8
Less amount due within one year	(741.2)	(1,031.3)
Total long-term debt	$6,161.9	$5,542.5

Principal payments due on long-term debt in the next five years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are $741.2 million in fiscal 2013, $1,445.8 million in fiscal 2014, $1,066.7 million in fiscal 2015, $0.3 million in fiscal 2016, and $1,000.0 million in fiscal 2017.

NOTE 9. REDEEMABLE AND NONCONTROLLING INTERESTS

Our principal redeemable and noncontrolling interests relate to our Yoplait S.A.S., Yoplait Marques S.A.S., and General Mills Cereals, LLC (GMC) subsidiaries. In addition, we have seven foreign subsidiaries that have noncontrolling interests totaling $5.9 million as of May 27, 2012.

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us once per year at fair value up to a maximum of 9 years. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement. As of May 27, 2012, the redemption value of the euro-denominated redeemable interest was $847.8 million.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $235.7 million for fiscal 2012.

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

As of May 27, 2012, we also had a noncontrolling interest related to our subsidiary GMC. We hold the entire managing membership interest, and therefore direct the operations of GMC. We hold all interests in GMC other than Class A Limited Membership Interests (Class A Interests) which were held by an unrelated third-party investor. As of May 27, 2012, the carrying value of all outstanding Class A Interests was $242.3 million, classified as noncontrolling interests on our Consolidated Balance Sheets.

On June 1, 2012, subsequent to our year end, we restructured GMC through the distribution of its manufacturing assets, stock, inventory, cash and certain intellectual property to a wholly owned subsidiary. GMC retained the remaining intellectual property. Immediately following the restructuring, the Class A Interests were sold by the then current holder to another unrelated third-party investor.

The holder of the Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 110 basis points, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $251.5 million). The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction.

For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of our non-wholly owned subsidiaries are included in our Consolidated Financial Statements. The third-party investor’s share of the net earnings of these subsidiaries is reflected in net earnings attributable to noncontrolling interests in the Consolidated Statements of Earnings.

Our noncontrolling interests contain restrictive covenants. As of May 27, 2012, we were in compliance with all of these covenants.

NOTE 10. STOCKHOLDERS’ EQUITY

Cumulative preference stock of 5.0 million shares, without par value, is authorized but unissued.

During fiscal 2012, we repurchased 8.3 million shares of common stock for an aggregate purchase price of $313.0 million. During fiscal 2011, we repurchased 31.8 million shares of common stock for an aggregate purchase price of $1,163.5 million. During fiscal 2010, we repurchased 21.3 million shares of common stock for an aggregate purchase price of $691.8 million.

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

The following table provides details of total comprehensive income:

	Fiscal 2012
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,567.3	$6.8	$15.0
Other comprehensive income (loss):
Foreign currency translation	$(270.3)	$—	$(270.3)	(51.1)	(98.7)
Net actuarial loss	(813.1)	308.5	(504.6)	—	—
Other fair value changes:
Securities	(0.3)	0.1	(0.2)	—	—
Hedge derivatives	(80.8)	31.2	(49.6)	—	(3.8)
Reclassification to earnings:
Hedge derivatives	16.3	(6.2)	10.1	—	1.4
Amortization of losses and prior service costs	131.6	(49.9)	81.7	—	—
Other comprehensive loss	(1,016.6)	283.7	(732.9)	(51.1)	(101.1)
Total comprehensive income (loss)			$834.4	$(44.3)	$(86.1)

	Fiscal 2011
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,798.3	$5.2	$—
Other comprehensive income (loss):
Foreign currency translation	$358.3	$—	$358.3	0.7	—
Net actuarial gain	93.5	(32.4)	61.1	—	—
Other fair value changes:
Securities	(5.8)	2.2	(3.6)	—	—
Hedge derivatives	(39.8)	14.4	(25.4)	—	—
Reclassification to earnings:
Hedge derivatives	29.8	(11.3)	18.5	—	—
Amortization of losses and prior service costs	108.7	(41.5)	67.2	—	—
Other comprehensive income	544.7	(68.6)	476.1	0.7	—
Total comprehensive income			$2,274.4	$5.9	$—

	Fiscal 2010
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,530.5	$4.5	$—
Other comprehensive income (loss):
Foreign currency translation	$(163.3)	$—	$(163.3)	0.2	—
Net actuarial loss	(786.3)	314.8	(471.5)	—	—
Other fair value changes:
Securities	1.9	(0.7)	1.2	—	—
Hedge derivatives	(25.0)	10.6	(14.4)	—	—
Reclassification to earnings:
Hedge derivatives	44.4	(17.0)	27.4	—	—
Amortization of losses and prior service costs	19.1	(7.6)	11.5	—	—
Other comprehensive income (loss)	(909.2)	300.1	(609.1)	0.2	—
Total comprehensive income			$921.4	$4.7	$—

In fiscal 2012, 2011, and 2010, except for reclassifications to earnings, changes in other comprehensive income (loss) were primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	May 27, 2012	May 29, 2011
Foreign currency translation adjustments	$282.9	$553.2
Unrealized gain (loss) from:
Securities	1.8	2.0
Hedge derivatives	(75.3)	(35.8)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,945.9)	(1,509.5)
Prior service costs	(7.2)	(20.7)
Accumulated other comprehensive loss	$(1,743.7)	$(1,010.8)

NOTE 11. STOCK PLANS

We use broad-based stock plans to help ensure that management’s interests are aligned with those of our stockholders. As of May 27, 2012, a total of 41,173,306 shares were available for grant in the form of stock options, restricted stock, restricted stock units, and shares of unrestricted stock under the 2011 Stock Compensation Plan (2011 Plan) and the 2011 Compensation Plan for Non-Employee Directors. The 2011 Plan also provides for the issuance of cash-settled share-based units, stock appreciation rights, and performance awards. Stock-based awards now outstanding include some granted under the 1998 (senior management), 1998 (employee), 2001, 2003, 2005, 2006, 2007, and 2009 stock plans and the Executive Incentive Plan (EIP), under which no further awards may be granted. The stock plans provide for accelerated vesting of awards upon retirement, termination, or death of eligible employees and directors.

Stock Options

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2012	2011	2010
Estimated fair values of stock options granted	$5.88	$4.12	$3.20
Assumptions:
Risk-free interest rate	2.9%	2.9%	3.7%
Expected term	8.5 years	8.5 years	8.5 years
Expected volatility	17.6%	18.5%	18.9%
Dividend yield	3.3%	3.0%	3.4%

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

Information on stock option activity follows:

	Options Exercisable (Thousands)	Weighted- Average Exercise Price Per Share	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share
Balance as of May 31, 2009	67,619.2	21.96	94,607.0	23.84
Granted			6,779.4	27.99
Exercised			(20,013.6)	19.87
Forfeited or expired			(268.2)	24.82
Balance as of May 30, 2010	47,726.6	22.89	81,104.6	25.17
Granted			5,234.3	37.38
Exercised			(18,665.4)	22.59
Forfeited or expired			(126.2)	31.26
Balance as of May 29, 2011	39,221.7	23.78	67,547.3	26.82
Granted			4,069.0	37.29
Exercised			(10,279.3)	24.12
Forfeited or expired			(394.3)	27.88
Balance as of May 27, 2012	39,564.9	$25.27	60,942.7	$27.96

Stock-based compensation expense related to stock option awards was $23.9 million in fiscal 2012, $26.8 million in fiscal 2011, and $34.4 million in fiscal 2010.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year
In Millions	2012	2011	2010
Net cash proceeds	$233.5	$410.4	$388.5
Intrinsic value of options exercised	$156.7	$275.6	$271.8

Restricted Stock, Restricted Stock Units, and Cash-Settled Share-Based Units

Stock and units settled in stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2011 Plan. Certain restricted stock and restricted stock unit awards require the employee to deposit personally owned shares (on a one-for-one basis) during the restricted period. Restricted stock and restricted stock units generally vest and become unrestricted four years after the date of grant. Participants are entitled to dividends on such awarded shares and units, but only receive those amounts if the shares or units vest. The sale or transfer of these shares and units is restricted during the vesting period. Participants holding restricted stock, but not restricted stock units, are entitled to vote on matters submitted to holders of common stock for a vote.

Information on restricted stock unit and cash-settled share-based units activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 29, 2011	9,169.9	$30.92	437.2	$31.01	4,515.1	$31.58
Granted	2,697.8	37.29	87.9	37.21	—	—
Vested	(3,187.0)	29.85	(81.7)	28.99	(269.3)	31.39
Forfeited or expired	(128.9)	34.89	(46.3)	32.06	(254.3)	31.88
Non-vested as of May 27, 2012	8,551.8	$33.79	397.1	$32.68	3,991.5	$31.58

	Fiscal Year
	2012	2011	2010
Number of units granted (thousands)	2,785.7	3,751.6	4,745.7
Weighted average price per unit	$37.29	$36.16	$28.03

The total grant-date fair value of restricted stock unit awards that vested during fiscal 2012 was $106.0 million, and $93.6 million vested during fiscal 2011.

As of May 27, 2012, unrecognized compensation expense related to non-vested stock options and restricted stock units was $150.0 million. This expense will be recognized over 17 months, on average.

Stock-based compensation expense related to restricted stock units and cash-settled share-based payment awards was $124.3 million for fiscal 2012, $141.2 million for fiscal 2011, and $131.0 million for fiscal 2010.

NOTE 12. EARNINGS PER SHARE

Basic and diluted EPS were calculated using the following:

	Fiscal Year
In Millions, Except per Share Data	2012	2011	2010
Net earnings attributable to General Mills	$1,567.3	$1,798.3	$1,530.5
Average number of common shares—basic EPS	648.1	642.7	659.6
Incremental share effect from: (a)
Stock options	13.9	16.6	17.7
Restricted stock, restricted stock units, and other	4.7	5.5	6.0
Average number of common shares—diluted EPS	666.7	664.8	683.3
Earnings per share—basic	$2.42	$2.80	$2.32
Earnings per share—diluted	$2.35	$2.70	$2.24

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2012	2011	2010
Anti-dilutive stock options and restricted stock units	5.8	4.8	6.3

NOTE 13. RETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

Defined Benefit Pension Plans

We have defined benefit pension plans covering most employees in the United States, Canada, France, and the United Kingdom. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $200.0 million of voluntary contributions to our principal U.S. plans in each of fiscal 2012 and fiscal 2011. We do not expect to be required to make any contributions in fiscal 2013. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control. In fiscal 2012, we announced changes to our U.S. defined benefit pension plans. All new salaried employees hired on or after June 1, 2013 will be eligible for a new retirement program that does not include a defined benefit pension plan. Current salaried employees will remain in the existing defined benefit pension plan with adjustments to benefits.

Other Postretirement Benefit Plans

We also sponsor plans that provide health care benefits to the majority of our retirees in the United States and Canada. The salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We did not make voluntary contributions to these plans in fiscal 2012 or fiscal 2011.

Health Care Cost Trend Rates

Assumed health care cost trends are as follows:

	Fiscal Year
	2012	2011
Health care cost trend rate for next year	8.5%	8.5%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.2%	5.2%
Year that the rate reaches the ultimate trend rate	2019	2019

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

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease
Effect on the aggregate of the service and interest cost components in fiscal 2013	$5.7	$(4.7)
Effect on the other postretirement accumulated benefit obligation as of May 27, 2012	96.7	(85.4)

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

We use our fiscal year end as the measurement date for our defined benefit pension and other postretirement benefit plans.

Summarized financial information about defined benefit pension, other postretirement, and postemployment benefit plans is presented below:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2012	2011	2012	2011	2012	2011
Change in Plan Assets:
Fair value at beginning of year	$4,264.0	$3,529.8	$353.8	$284.3
Actual return on assets	56.3	688.9	(4.8)	60.7
Employer contributions	222.1	220.7	0.1	0.1
Plan participant contributions	20.3	4.1	12.2	11.8
Benefits payments	(203.3)	(188.2)	(2.5)	(3.1)
Foreign currency	(5.5)	8.7	—	—

Fair value at end of year	$4,353.9	$4,264.0	$358.8	$353.8

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$4,458.4	$4,030.0	$1,065.8	$1,060.6	$131.3	$130.3
Service cost	114.3	101.4	18.0	18.7	7.5	8.0
Interest cost	237.9	230.9	55.6	60.1	4.8	5.1
Plan amendment	(13.4)	—	—	(35.3)	—	—
Curtailment/other	(27.1)	—	0.1	—	11.9	4.2
Plan participant contributions	20.3	4.1	12.2	11.8	—	—
Medicare Part D reimbursements	—	—	4.7	4.5	—	—
Actuarial loss (gain)	405.7	271.2	28.4	2.0	5.5	(0.5)
Benefits payments	(203.5)	(188.2)	(55.5)	(56.9)	(19.6)	(16.1)
Foreign currency	(5.9)	9.0	(0.3)	0.3	(0.1)	0.3
Acquisitions	4.8	—	—	—	—	—
Projected benefit obligation at end of year	$4,991.5	$4,458.4	$1,129.0	$1,065.8	$141.3	$131.3
Plan assets less than benefit obligation as of fiscal year end	$(637.6)	$(194.4)	$(770.2)	$(712.0)	$(141.3)	$(131.3)

The accumulated benefit obligation for all defined benefit pension plans was $4,504.7 million as of May 27, 2012, and $3,991.6 million as of May 29, 2011.

Amounts recognized in AOCI as of May 27, 2012, and May 29, 2011, are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2012	2011	2012	2011	2012	2011	2012	2011
Net actuarial loss	$(1,714.1)	$(1,313.9)	$(215.0)	$(181.3)	$(16.8)	$(14.3)	$(1,945.9)	$(1,509.5)
Prior service (costs) credits	(22.0)	(35.8)	19.0	20.7	(4.2)	(5.6)	(7.2)	(20.7)
Amounts recorded in accumulated other comprehensive loss	$(1,736.1)	$(1,349.7)	$(196.0)	$(160.6)	$(21.0)	$(19.9)	$(1,953.1)	$(1,530.2)

Plans with accumulated benefit obligations in excess of plan assets are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2012	2011	2012	2011	2012	2011
Projected benefit obligation	$423.4	$335.1	$—	$—	$—	$—
Accumulated benefit obligation	361.5	280.6	1,129.0	1,065.8	141.3	131.3
Plan assets at fair value	53.0	9.0	358.8	353.8	—	—

Components of net periodic benefit expense (income) are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$114.3	$101.4	$70.9	$18.0	$18.7	$12.9	$7.5	$8.0	$7.2
Interest cost	237.9	230.9	230.3	55.6	60.1	61.6	4.8	5.1	5.7
Expected return on plan assets	(440.3)	(408.5)	(400.1)	(35.5)	(33.2)	(29.2)	—	—	—
Amortization of losses	108.1	81.4	8.4	14.5	14.4	2.0	1.7	2.1	1.0
Amortization of prior service costs (credits)	8.6	9.0	6.9	(3.4)	(0.6)	(1.6)	2.1	2.4	2.4
Other adjustments	—	—	—	—	—	—	12.0	4.2	10.6
Net expense (income)	$28.6	$14.2	$(83.6)	$49.2	$59.4	$45.7	$28.1	$21.8	$26.9

We expect to recognize the following amounts in net periodic benefit expense (income) in fiscal 2013:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Amortization of losses	$136.0	$17.3	$2.2
Amortization of prior service costs (credits)	6.2	(3.4)	1.9

Assumptions

Weighted-average assumptions used to determine fiscal year-end benefit obligations are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2012	2011	2012	2011	2012	2011
Discount rate	4.85%	5.45%	4.70%	5.35%	3.86%	4.77%
Rate of salary increases	4.44	4.92	—	—	4.45	4.92

Weighted-average assumptions used to determine fiscal year net periodic benefit expense (income) are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	5.45%	5.85%	7.49%	5.35%	5.80%	7.45%	4.77%	5.12%	7.06%
Rate of salary increases	4.92	4.93	4.92	—	—	—	4.92	4.93	4.93
Expected long-term rate of return on plan assets	9.52	9.53	9.55	9.32	9.33	9.33	—	—	—

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

Fair Value of Plan Assets

The fair values of our pension and postretirement benefit plans’ assets and their respective levels in the fair value hierarchy at May 27, 2012 and May 29, 2011, by asset category were as follows:

	May 27, 2012
In Millions	Level 1	Level 2	Level 3	Total Assets
Fair value measurement of pension plan assets:
Equity (a)	$1,119.2	$717.6	$575.4	$2,412.2
Fixed income (b)	506.1	647.2	—	1,153.3
Real asset investments (c)	135.0	88.9	361.2	585.1
Other investments (d)	—	49.6	0.3	49.9
Cash and accruals	153.4	—	—	153.4
Total fair value measurement of pension plan assets	$1,913.7	$1,503.3	$936.9	$4,353.9

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$12.6	$135.4	$22.0	$170.0
Fixed income (b)	15.7	39.1	—	54.8
Real asset investments (c)	4.3	5.7	8.4	18.4
Other investments (d)	—	104.9	—	104.9
Cash and accruals	10.7	—	—	10.7
Fair value measurement of postretirement benefit plan assets	$43.3	$285.1	$30.4	$358.8

	May 29, 2011
In Millions	Level 1	Level 2	Level 3	Total Assets
Fair value measurement of pension plan assets:
Equity (a)	$1,052.5	900.2	568.5	$2,521.2
Fixed income (b)	794.7	174.4	0.2	969.3
Real asset investments (c)	113.0	95.2	356.9	565.1
Other investments (d)	—	52.2	0.3	52.5
Cash and accruals	155.9	—	—	155.9
Total fair value measurement of pension plan assets	$2,116.1	$1,222.0	$925.9	$4,264.0

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$13.5	131.0	26.3	170.8
Fixed income (b)	1.8	55.9	0.2	57.9
Real asset investments (c)	—	7.2	13.6	20.8
Other investments (d)	—	83.9	—	83.9
Cash and accruals	20.4	—	—	20.4
Fair value measurement of postretirement benefit plan assets	$35.7	$278.0	$40.1	$353.8

(a)	Primarily publicly traded common stock and private equity partnerships for purposes of total return and to maintain equity exposure consistent with policy allocations. Investments include: i) United States and international equity securities, mutual funds, and equity futures valued at closing prices from national exchanges; and ii) commingled funds, privately held securities, and private equity partnerships valued at unit values or net asset values provided by the investment managers, which are based on the fair value of the underlying investments. Various methods are used to determine fair values and may include the cost of the investment, most recent financing, and expected cash flows. For some of these investments, realization of the estimated fair value is dependent upon transactions between willing sellers and buyers.
(b)	Primarily government and corporate debt securities for purposes of total return and managing fixed income exposure to policy allocations. Investments include: i) fixed income securities and bond futures generally valued at closing prices from national exchanges, fixed income pricing models, and/or independent financial analysts; and ii) fixed commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.
(c)	Publicly traded common stock and limited partnerships in the energy and real estate sectors for purposes of total return. Investments include: i) energy and real estate securities generally valued at closing prices from national exchanges; and ii) commingled funds, private securities, and limited partnerships valued at unit values or net asset values provided by the investment managers, which are generally based on the fair value of the underlying investments.
(d)	Global balanced fund of equity, fixed income, and real estate securities for purposes of meeting Canadian pension plan asset allocation policies, and insurance and annuity contracts for purposes of providing a stable stream of income for retirees and to fund postretirement medical benefits. Fair values are derived from unit values provided by the investment managers, which are generally based on the fair value of the underlying investments and contract fair values from the providers.

The following table is a roll forward of the Level 3 investments of our pension and postretirement benefit plans’ assets during the years ended May 27, 2012 and May 29, 2011:

	Fiscal 2012
In Millions	Balance as of May 29, 2011	Transfers In/(Out)	Purchases, Sales Issuances, and Settlements (Net)	Net Gain (Loss)	Balance as of May 27, 2012
Pension benefit plan assets:
Equity	$568.5	$(1.2)	$(28.4)	$36.5	$575.4
Fixed income	0.2	—	(0.2)	—	—
Real asset investments	356.9	(48.9)	32.8	20.4	361.2
Other investments	0.3	—	—	—	0.3
Fair value activity of pension level 3 plan assets	$925.9	$(50.1)	$4.2	$56.9	$936.9

Postretirement benefit plan assets:
Equity	$26.3	$—	$(4.1)	$(0.2)	$22.0
Fixed income	0.2	—	—	(0.2)	—
Real asset investments	13.6	(4.0)	(1.1)	(0.1)	8.4
Fair value activity of postretirement benefit level 3 plan assets	$40.1	$(4.0)	$(5.2)	$(0.5)	$30.4

	Fiscal 2011
In Millions	Balance as of May 30, 2010	Transfers In/(Out)	Purchases, Sales Issuances, and Settlements (Net)	Net Gain	Balance as of May 29, 2011
Pension benefit plan assets:
Equity	$512.8	$2.4	$(48.1)	$101.4	$568.5
Fixed income	3.9	(0.9)	(4.3)	1.5	0.2
Real asset investments	298.7	—	16.0	42.2	356.9
Other investments	0.3	—	—	—	0.3
Fair value activity of pension level 3 plan assets	$815.7	$1.5	$(36.4)	$145.1	$925.9

Postretirement benefit plan assets:
Equity	$25.7	$—	$(3.7)	$4.3	$26.3
Fixed income	1.7	—	(1.5)	—	0.2
Real asset investments	14.6	—	(2.2)	1.2	13.6
Fair value activity of postretirement benefit level 3 plan assets	$42.0	$—	$(7.4)	$5.5	$40.1

The net change in Level 3 assets attributable to unrealized losses at May 27, 2012, was $32.1 million for our pension plan assets, and $5.2 million for our postretirement plan assets.

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

Weighted-average asset allocations for the past two fiscal years for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Fiscal Year		Fiscal Year
	2012	2011	2012	2011

Asset category:
United States equities	28.7%	30.1%	38.4%	37.6%
International equities	15.7	18.9	19.9	18.7
Private equities	13.3	13.5	6.2	7.3
Fixed income	28.6	23.9	30.3	30.1
Real assets	13.7	13.6	5.2	6.3

Total	100.0%	100.0%	100.0%	100.0%

The investment objective for our defined benefit pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. Our goal is to optimize the long-term return on plan assets at a moderate level of risk. The defined benefit pension and other postretirement portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the defined benefit pension plans, the long-term investment policy allocation is: 25 percent to equities in the United States; 15 percent to international equities; 10 percent to private equities; 35 percent to fixed income; and 15 percent to real assets (real estate, energy, and timber). For other postretirement benefit plans, the long-term investment policy allocations are: 30 percent to equities in the United States; 20 percent to international equities; 10 percent to private equities; 30 percent to fixed income; and 10 percent to real assets (real estate, energy, and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

Contributions and Future Benefit Payments

We do not expect to be required to make contributions to our defined benefit, other postretirement, and postemployment benefit plans in fiscal 2013. Actual fiscal 2013 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2013 to 2022 as follows:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans Gross Payments	Medicare Subsidy Receipts	Postemployment Benefit Plans

2013	$217.5	$58.6	$5.3	$19.3
2014	226.5	62.1	5.8	17.6
2015	236.0	64.6	6.3	16.3
2016	245.8	66.2	6.9	15.3
2017	256.9	68.9	7.5	14.6
2018-2022	1,470.4	382.2	34.5	66.7

Defined Contribution Plans

The General Mills Savings Plan is a defined contribution plan that covers domestic salaried, hourly, nonunion, and certain union employees. This plan is a 401(k) savings plan that includes a number of investment funds, including a Company stock fund and an Employee Stock Ownership Plan (ESOP). We sponsor another money purchase plan for certain domestic hourly employees with net assets of $18.7 million as of May 27, 2012, and $18.1 million as of May 29, 2011. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $41.8 million in fiscal 2012, $41.8 million in fiscal 2011, and $64.5 million in fiscal 2010.

We matched a percentage of employee contributions to the General Mills Savings Plan with a base match plus a variable year-end match that depended on annual results. Effective April 1, 2010, the company match is directed to investment options of the participant’s choosing. Prior to April 1, 2010, the company match was invested in Company stock in the ESOP. The number of shares of our common stock allocated to participants in the ESOP was 10.6 million as of May 27, 2012, and 11.2 million as of May 29, 2011.

The ESOP’s only assets are our common stock and temporary cash balances. The ESOP’s share of the total defined contribution expense was $53.7 million in fiscal 2010. The ESOP’s expense was calculated by the “shares allocated” method.

The Company stock fund and the ESOP held $638.6 million and $648.1 million of Company common stock as of May 27, 2012, and May 29, 2011.

Multiemployer Benefit Plan

We participate in the Western Conference of Teamsters Pension Plan (WCTPP) (EIN: 91-6145047; Plan Number: 001), a trustee-managed multiemployer defined benefit pension plan. We currently have approximately 20 employees participating in the WCTPP and contributions were less than $1.0 million in each of the last three years, which represent less than 5 percent of total contributions to the plan each year. The Plan reported a “Green Zone” status for the 2011 and 2010 plan years as defined by the Pension Protection Act. For the plan year ending December 31, 2011, we had an estimated withdrawal liability of less than $1.0 million. If other employers withdrew from the plan, our share of the unvested liability could increase.

NOTE 14. INCOME TAXES

The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2012	2011	2010

Earnings before income taxes and after-tax earnings from joint ventures:
United States	$1,816.5	$2,144.8	$2,060.4
Foreign	394.0	283.4	144.1

Total earnings before income taxes and after-tax earnings from joint ventures	$2,210.5	$2,428.2	$2,204.5

Income taxes:
Currently payable:
Federal	$399.1	$370.0	$616.0
State and local	52.0	76.9	87.4
Foreign	109.1	68.9	45.5

Total current	560.2	515.8	748.9

Deferred:
Federal	167.9	178.9	38.5
State and local	(1.3)	30.8	(4.9)
Foreign	(17.2)	(4.4)	(11.3)

Total deferred	149.4	205.3	22.3

Total income taxes	$709.6	$721.1	$771.2

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2012	2011	2010

United States statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	1.4	2.7	2.5
Foreign rate differences	(2.0)	(2.0)	(1.8)
Enactment date effect of health care reform	—	—	1.3
Court decisions and audit settlements	—	(3.7)	—
Domestic manufacturing deduction	(1.8)	(1.6)	(1.8)
Other, net	(0.5)	(0.7)	(0.2)

Effective income tax rate	32.1%	29.7%	35.0%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 27, 2012	May 29, 2011

Accrued liabilities	$86.9	$129.5
Compensation and employee benefits	635.4	582.9
Unrealized hedge losses	26.4	—
Pension liability	240.1	74.1
Tax credit carryforwards	86.5	62.0
Stock, partnership, and miscellaneous investments	534.3	500.6
Capital losses	90.7	92.1
Net operating losses	130.6	140.9
Other	151.9	123.7

Gross deferred tax assets	1,982.8	1,705.8
Valuation allowance	384.4	404.5

Net deferred tax assets	1,598.4	1,301.3

Brands	1,292.8	1,289.1
Fixed assets	500.1	394.6
Intangible assets	289.1	122.3
Tax lease transactions	56.5	63.0
Inventories	55.9	53.0
Stock, partnership, and miscellaneous investments	468.2	424.5
Unrealized hedges	—	34.9
Other	47.5	20.0

Gross deferred tax liabilities	2,710.1	2,401.4

Net deferred tax liability	$1,111.7	$1,100.1

We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carry forward period to allow us to realize these deferred tax benefits.

Of the total valuation allowance of $384.4 million, $168.3 million relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition. Of the remaining valuation allowance, $90.7 million relates to capital loss carryforwards and $122.1 million relates to state and foreign operating loss carryforwards. We have approximately $78.9 million of U.S. foreign tax credit carryforwards for which no valuation allowance has been recorded. As of May 27, 2012, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

The carryforward periods on our foreign loss carryforwards are as follows: $86.8 million do not expire; $4.4 million expire in fiscal 2013 and 2014; and $23.0 million expire in fiscal 2015 and beyond.

We have not recognized a deferred tax liability for unremitted earnings of $2.8 billion from our foreign operations because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested.

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. The IRS initiated its audit of our fiscal 2009 and fiscal 2010 tax years during fiscal 2012.

During fiscal 2012, we reached a settlement with the IRS concerning research and development tax credits claimed for fiscal years 2002 to 2008. This settlement did not have a material impact on our results of operations or financial position. As of the end of fiscal 2012, we have effectively settled all issues with the IRS for fiscal years 2008 and prior.

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

During 2011, the Superior Court of the State of California issued an adverse decision concerning our state income tax apportionment calculations. As a result, we recorded an $11.5 million increase in our total liabilities for uncertain tax positions in fiscal 2011. We believe our positions are supported by substantial technical authority and have appealed this decision. We do not expect to make a payment related to this matter until it is definitively resolved.

Various tax examinations by United States state taxing authorities could be conducted for any open tax year, which vary by jurisdiction, but are generally from 3 to 5 years. Currently, several state examinations are in progress. The Canada Revenue Agency (CRA) has completed its review of our income tax returns in Canada for fiscal years 2003 to 2005. The CRA has raised assessments for these years to which we have objected or otherwise addressed through the Mutual Agreement procedures of the Canada-US tax treaty. We believe our positions are supported by substantial technical authority and are vigorously defending our positions. We do not anticipate that any United States or Canadian tax adjustments will have a significant impact on our financial position or results of operations.

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

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2012. Approximately $148.3 million of this total represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain of the liabilities below would impact deferred taxes if recognized or are the result of stock compensation items impacting additional paid-in capital. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

	Fiscal Year
In Millions	2012	2011

Balance, beginning of year	$226.2	$552.9
Tax positions related to current year:
Additions	23.8	25.0
Tax positions related to prior years:
Additions	24.3	75.6
Reductions	(13.4)	(131.2)
Settlements	(6.6)	(287.9)
Lapses in statutes of limitations	(23.0)	(8.2)

Balance, end of year	$231.3	$226.2

As of May 27, 2012, we do not expect to pay any unrecognized tax benefit liabilities within the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes. The remaining amount of our unrecognized tax liability was classified in other liabilities.

We report accrued interest and penalties related to unrecognized tax benefit liabilities in income tax expense. For fiscal 2012, we recognized $0.2 million of tax-related net interest and penalties, and had $49.3 million of accrued interest and penalties as of May 27, 2012. For fiscal 2011, we recognized a net benefit of $10.5 million associated with tax-related interest and penalties, and had $53.4 million of accrued interest and penalties as of May 29, 2011.

NOTE 15. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

An analysis of rent expense by type of property for operating leases follows:

	Fiscal Year
In Millions	2012	2011	2010

Warehouse space	$72.6	$63.4	$55.7
Equipment	34.8	32.1	30.6
Other	68.1	56.9	51.6

Total rent expense	$175.5	$152.4	$137.9

Some operating leases require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

Noncancelable future lease commitments are:

In Millions	Operating Leases	Capital Leases
2013	$86.8	$1.8
2014	69.5	1.0
2015	54.7	0.7
2016	45.6	0.3
2017	32.5	—
After 2017	48.6	—

Total noncancelable future lease commitments	$337.7	$3.8

Less: interest		(0.3)

Present value of obligations under capital leases		$3.5

These future lease commitments will be partially offset by estimated future sublease receipts of approximately $13.1 million. Depreciation on capital leases is recorded as depreciation expense in our results of operations.

As of May 27, 2012, we have issued guarantees and comfort letters of $397.8 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $335.4 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $337.7 million as of May 27, 2012.

Contingencies

We are party to various pending or threatened legal actions in the ordinary course of our business. In our opinion, there were no claims or litigation pending as of May 27, 2012, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. These matters include a class action lawsuit filed on January 14, 2010, in the United States District Court, Central District of California, alleging that we made false and misleading claims about the digestive health benefits of our YoPlus yogurt product. The YoPlus matter is scheduled to go to trial in fiscal 2013. We believe that we have meritorious defenses against these allegations and will vigorously defend our position. As of May 27, 2012, we have not recorded a loss contingency for this matter.

NOTE 16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail, 62.9 percent of our fiscal 2012 consolidated net sales; International, 25.2 percent of our fiscal 2012 consolidated net sales; and Bakeries and Foodservice, 11.9 percent of our fiscal 2012 consolidated net sales.

Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, and drug, dollar and discount chains operating throughout the United States. Our major product categories in this business segment are ready-to-eat cereals, refrigerated yogurt, ready-to-serve soup, dry dinners, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including granola bars, cereal, and soup.

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

In our Bakeries and Foodservice segment our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

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

Our operating segment results were as follows:

	Fiscal Year
In Millions	2012	2011	2010
Net sales:
U.S. Retail	$10,480.2	$10,163.9	$10,209.8
International	4,194.3	2,875.5	2,684.9
Bakeries and Foodservice	1,983.4	1,840.8	1,740.9
Total	$16,657.9	$14,880.2	$14,635.6
Operating profit:
U.S. Retail	$2,295.3	$2,347.9	$2,385.2
International	429.6	291.4	192.1
Bakeries and Foodservice	286.7	306.3	263.2
Total segment operating profit	3,011.6	2,945.6	2,840.5
Unallocated corporate items	347.6	184.1	203.0
Divestitures (gain)	—	(17.4)	—
Restructuring, impairment, and other exit costs	101.6	4.4	31.4
Operating profit	$2,562.4	$2,774.5	$2,606.1

The following table provides financial information by geographic area:

	Fiscal Year
In Millions	2012	2011	2010
Net sales:
United States	$12,462.1	$11,987.8	$11,934.4
Non-United States	4,195.8	2,892.4	2,701.2
Total	$16,657.9	$14,880.2	$14,635.6

In Millions	May 27, 2012	May 29, 2011
Cash and cash equivalents:
United States	$25.7	$123.7
Non-United States	445.5	495.9
Total	$471.2	$619.6

In Millions	May 27, 2012	May 29, 2011
Land, buildings, and equipment:
United States	$2,804.9	$2,752.1
Non-United States	847.8	593.8
Total	$3,652.7	$3,345.9

Generally, our products can be classified into categories of similar products, such as cereal, yogurt, wholesome snacks, convenient meals, and super-premium ice cream, among others. However, it is currently impracticable for us to provide revenue information on this basis.

NOTE 17. SUPPLEMENTAL INFORMATION

The components of certain Consolidated Balance Sheet accounts are as follows:

In Millions	May 27, 2012	May 29, 2011
Receivables:
From customers	$1,345.3	$1,178.6
Less allowance for doubtful accounts	(21.7)	(16.3)
Total	$1,323.6	$1,162.3

In Millions	May 27, 2012	May 29, 2011
Inventories:
Raw materials and packaging	$334.4	$286.2
Finished goods	1,211.8	1,273.6
Grain	155.3	218.0
Excess of FIFO over LIFO cost (a)	(222.7)	(168.5)
Total	$1,478.8	$1,609.3

(a)	Inventories of $930.2 million as of May 27, 2012, and $1,034.1 million as of May 29, 2011, were valued at LIFO. During fiscal 2012, LIFO inventory layers were reduced. Results of operations were not materially affected by a liquidation of LIFO inventory. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

In Millions	May 27, 2012	May 29, 2011
Prepaid expenses and other current assets:
Prepaid expenses	$178.3	$161.0
Accrued interest receivable, including interest rate swaps	15.0	29.0
Derivative receivables, primarily commodity-related	34.5	109.1
Other receivables	103.8	104.7
Grain contracts	8.3	57.3
Miscellaneous	18.2	22.4
Total	$358.1	$483.5

In Millions	May 27, 2012	May 29, 2011
Land, buildings, and equipment:
Land	$75.9	$61.2
Buildings	1,980.6	1,777.7
Buildings under capital lease	0.3	25.0
Equipment	5,257.2	4,719.7
Equipment under capital lease	9.0	18.9
Capitalized software	419.1	367.7
Construction in progress	542.6	521.9
Total land, buildings, and equipment	8,284.7	7,492.1
Less accumulated depreciation	(4,632.0)	(4,146.2)
Total	$3,652.7	$3,345.9

In Millions	May 27, 2012	May 29, 2011
Other assets:
Pension assets	$42.7	$128.6
Investments in and advances to joint ventures	529.0	519.1
Life insurance	86.7	87.2
Derivative receivables	6.2	13.3
Exchangeable note with related party	98.9	—
Miscellaneous	101.8	114.3
Total	$865.3	$862.5

In Millions	May 27, 2012	May 29, 2011
Other current liabilities:
Accrued payroll	$367.4	$303.3
Accrued interest, including interest rate swaps	100.2	114.0
Accrued trade and consumer promotions	560.7	463.0
Accrued taxes	39.2	80.4
Derivative payable	26.1	34.8
Accrued customer advances	4.6	36.4
Restructuring and other exit costs reserve	85.9	7.2
Grain Contracts	20.6	28.7
Miscellaneous	221.9	253.7
Total	$1,426.6	$1,321.5

In Millions	May 27, 2012	May 29, 2011
Other noncurrent liabilities:
Interest rate swaps	$8.9	$22.2
Accrued compensation and benefits, including obligations for underfunded other postretirement and postemployment benefit plans	1,853.1	1,412.8
Accrued income taxes	230.9	233.3
Miscellaneous	96.9	64.9
Total	$2,189.8	$1,733.2

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2012	2011	2010
Depreciation and amortization	$541.5	$472.6	$457.1
Research and development expense	245.4	235.0	218.3
Advertising and media expense (including production and communication costs)	913.7	843.7	908.5

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2012	2011	2010
Interest expense	$370.7	$360.9	$374.5
Capitalized interest	(8.9)	(7.2)	(6.2)
Interest income	(9.9)	(7.4)	(6.8)
Gain on debt repurchase	—	—	40.1
Interest, net	$351.9	$346.3	$401.6

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2012	2011	2010
Cash interest payments	$344.3	$333.1	$384.1
Cash paid for income taxes	590.6	699.3	672.5

NOTE 18. QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for fiscal 2012 and fiscal 2011 follows:

In Millions, Except Per Share Amounts	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	2012	2011	2012	2011	2012	2011	2012	2011

Net sales	$3,847.6	$3,533.1	$4,623.8	$4,066.6	$4,120.1	$3,646.2	$4,066.4	$3,634.3

Gross margin	1,446.5	1,524.3	1,594.7	1,634.0	1,507.4	1,430.8	1,496.1	1,364.4
Net earnings attributable to General Mills	405.6	472.1	444.8	613.9	391.5	392.1	325.4	320.2
EPS:
Basic	$0.63	$0.73	$0.69	$0.96	$0.61	$0.61	$0.50	$0.50
Diluted	$0.61	$0.70	$0.67	$0.92	$0.58	$0.59	$0.49	$0.48
Dividends per share	$0.305	$0.280	$0.305	$0.280	$0.305	$0.280	$0.305	$0.280
Market price of common stock:
High	$39.77	$38.93	$39.92	$37.54	$41.05	$37.20	$39.69	$39.95
Low	$34.95	$33.57	$36.89	$34.99	$38.15	$34.60	$38.04	$35.99

During the fourth quarter of fiscal 2012, we finalized the purchase accounting for certain assets and liabilities related to the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. We recorded final adjustments that resulted in a $38.7 million decrease in goodwill.

Glossary

AOCI. Accumulated other comprehensive income (loss).

Average total capital. Notes payable, long-term debt including current portion, redeemable interest, noncontrolling interests, and stockholders’ equity excluding AOCI, and certain after-tax earnings adjustments are used to calculate return on average total capital. The average is calculated using the average of the beginning of fiscal year and end of fiscal year Consolidated Balance Sheet amounts for these line items.

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

Fair value hierarchy. For purposes of fair value measurement, we categorize assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

Supply chain input costs. Costs incurred to produce and deliver product, including costs for ingredients and conversion, inventory management, logistics, and warehousing.

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 27, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 27, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 27, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of May 27, 2012.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board and Chief	Executive Vice President and Chief
Executive Officer	Financial Officer

July 3, 2012

Our registered public accounting firm’s attestation report on our internal control over financial reporting is included in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

ITEM 9B	Other Information

None.

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information contained in the sections entitled “Proposal Number 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is set forth in Item 1 of this report.

The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

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

The information contained in the sections entitled “Executive Compensation,” “Director Compensation,” and “Compensation Risk Assessment” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of May 27, 2012 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)(a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	71,104,202	(b)	$28.03	41,173,306	(d)
Equity compensation plans not approved by security holders	957,608	(c)	$21.93	—
Total	72,061,810		$27.96	41,173,306

(a)	Weighted-average term of outstanding options is 4.68 years.

(b)	Includes 60,224,547 stock options, 8,805,969 restricted stock units, and 2,073,686 restricted stock units that have vested and been deferred. We granted these awards under the following active stockholder-approved plans: 2011 Stock Compensation Plan and 2011 Compensation Plan for Non-Employee Directors; and the following stockholder-approved plans which have been discontinued for stock awards: 1998 Senior Management Stock Plan, 2001 Compensation Plan for Non-Employee Directors, 2003 Stock Compensation Plan, 2005 Stock Compensation Plan, 2006 Compensation Plan for Non-Employee Directors, 2007 Stock Compensation Plan, 2009 Stock Compensation Plan, and Executive Incentive Plan. No future stock awards may be granted under any of the discontinued plans.

(c)	Includes 718,162 stock options and 239,446 restricted stock units that have vested and been deferred. These awards include stock options granted to a broad group of employees in fiscal 2003 and 2004, and grants in lieu of salary increases and certain other compensation and benefits. We granted these awards under our 1998 Employee Stock Plan, which provided for the issuance of stock options, restricted stock and restricted stock units to attract and retain employees, and to align their interests with those of stockholders. We discontinued the 1998 Employee Stock Plan in September 2003, and no future awards may be granted under that plan.

(d)	Includes stock options, restricted stock, restricted stock units, shares of unrestricted stock, stock appreciation rights, and performance awards that we may award under our 2011 Stock Compensation Plan, which had 39,937,442 shares available for grant at May 27, 2012. Also includes stock options and restricted stock units that we may award under our 2011 Compensation Plan for Non-Employee Directors, which had 1,235,864 shares available for grant at May 27, 2012.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information set forth in the sections entitled “Board Independence” and “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14	Principal Accounting Fees and Services

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15	Exhibits, Financial Statement Schedules

1.	Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010.

Consolidated Balance Sheets as of May 27, 2012, and May 29, 2011.

Consolidated Statements of Cash Flows for the fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010.

Consolidated Statements of Total Equity, Comprehensive Income, and Redeemable Interest for the fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedule:

For the fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010:

II – Valuation and Qualifying Accounts

3.	Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

3.2	By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2008).

Exhibit No.	Description
4.1	Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank National Association (f/k/a First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).

4.2	First Supplemental Indenture, dated as of May 18, 2009, between the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.1*	1998 Employee Stock Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.2*	1998 Senior Management Stock Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.3*	2001 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.4*	2003 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.5*	2005 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.6*	2006 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.7*	2007 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.8*	2009 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.9*	2011 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.10*	2011 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.11*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.12*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2010).

10.13*	Separation Pay and Benefits Program for Officers (incorporated herein by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.14*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.15*	Supplemental Retirement Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.16*	2005 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

Exhibit No.	Description
10.17*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.18*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.19*	Executive Survivor Income Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.20*	Aircraft Time Sharing Agreement, dated December 12, 2007, between General Mills Sales, Inc. and Kendall J. Powell (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 14, 2007).

10.21*	Supplemental Benefits Trust Agreement (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.22*	Supplemental Benefits Trust Agreement (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.23	Agreements, dated November 29, 1989, by and between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.24	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

10.25	Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).

10.26	Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.27	Addenda Nos. 4 and 5 to the Protocol of Cereal Partners Worldwide between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.28	Addendum No. 10 to the Protocol of Cereal Partners Worldwide, dated January 1, 2010, among the Registrant, Nestle S.A. and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010).

10.29	Five-Year Credit Agreement, dated as of April 16, 2012, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 20, 2012).

10.30	Three-Year Credit Agreement, dated as of April 16, 2012, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 20, 2012).

Exhibit No.	Description
10.31	Amendment No. 1 to Five-Year Credit Agreement, dated as of May 18, 2012, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.32

Amendment No. 1 to Three-Year Credit Agreement, dated as of May 18, 2012, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2012 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Total Equity, Comprehensive Income, and Redeemable Interest; (iv) the Consolidated Statements of Cash Flows; (v) the Notes to Consolidated Financial Statements; and (vi) Schedule II – Valuation of Qualifying Accounts.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

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

GENERAL MILLS, INC.

Dated: July 3, 2012	By:	/s/ Roderick A. Palmore
Name: Roderick A. Palmore
Title: Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendall J. Powell Kendall J. Powell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	July 3, 2012

/s/ Donal L. Mulligan Donal L. Mulligan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 3, 2012

/s/ Jerald A. Young Jerald A. Young	Vice President, Controller (Principal Accounting Officer)	July 3, 2012

/s/ Bradbury H. Anderson Bradbury H. Anderson	Director	July 3, 2012

/s/ R. Kerry Clark R. Kerry Clark	Director	July 3, 2012

/s/ Paul Danos Paul Danos	Director	June 25, 2012

/s/ William T. Esrey William T. Esrey	Director	July 3, 2012

/s/ Raymond V. Gilmartin Raymond V. Gilmartin	Director	June 26, 2012

/s/ Judith Richards Hope Judith Richards Hope	Director	June 26, 2012

/s/ Heidi G. Miller Heidi G. Miller	Director	June 26, 2012

/s/ Hilda Ochoa-Brillembourg Hilda Ochoa-Brillembourg	Director	July 3, 2012

/s/ Steve Odland Steve Odland	Director	July 3, 2012

/s/ Michael D. Rose Michael D. Rose	Director	July 3, 2012

/s/ Robert L. Ryan Robert L. Ryan	Director	July 3, 2012

/s/ Dorothy A. Terrell Dorothy A. Terrell	Director	June 26, 2012

General Mills, Inc. and Subsidiaries

Schedule II - Valuation of Qualifying Accounts

	Fiscal Year
In Millions	2012	2011	2010
Allowance for doubtful accounts:
Balance at beginning of year	$16.3	$15.8	$17.8
Additions charged to expense	13.3	12.7	1.9
Bad debt write-offs	(12.9)	(12.1)	(1.6)
Other adjustments and reclassifications	5.0	(0.1)	(2.3)
Balance at end of year	$21.7	$16.3	$15.8

Valuation allowance for deferred tax assets:
Balance at beginning of year	$404.5	$392.0	$440.4
Additions charged to expense	1.8	12.0	7.3
Adjustments due to acquisition, translation of amounts, and other	(21.9)	0.5	(55.7)

Balance at end of year	$384.4	$404.5	$392.0

Reserve for restructuring and other exit charges:
Balance at beginning of year	$7.2	$10.8	$18.8
Additions charged to expense, including translation amounts	82.4	—	1.0
Net amounts utilized for restructuring activities	(3.7)	(3.6)	(9.0)

Balance at end of year	$85.9	$7.2	$10.8

Reserve for LIFO valuation:
Balance at beginning of year	$168.5	$142.3	$149.3
Increase (Decrease)	54.2	26.2	(7.0)

Balance at end of year	$222.7	$168.5	$142.3

Exhibit Index

Exhibit No.	Description
10.31	Amendment No. 1 to Five-Year Credit Agreement, dated as of May 18, 2012, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.32	Amendment No. 1 to Three-Year Credit Agreement, dated as of May 18, 2012, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2012 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Total Equity, Comprehensive Income, and Redeemable Interest; (iv) the Consolidated Statements of Cash Flows; (v) the Notes to Consolidated Financial Statements; and (vi) Schedule II – Valuation of Qualifying Accounts.