Form 10-Q
period 2012-08-26
GENERAL MILLS INC
filed 2012-09-19
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 26, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard	55426
Minneapolis, Minnesota	(Zip Code)
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

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of August 30, 2012: 645,224,306 (excluding 109,389,022 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 26, 2012	Aug. 28, 2011
Net sales	$4,051.0	$3,847.6

Cost of sales	2,422.7	2,401.1

Selling, general, and administrative expenses	839.0	807.5

Restructuring, impairment, and other exit costs	9.2	0.1

Operating profit	780.1	638.9

Interest, net	83.0	85.4

Earnings before income taxes and after-tax earnings from joint ventures	697.1	553.5

Income taxes	158.1	177.5

After-tax earnings from joint ventures	23.1	28.3

Net earnings, including earnings attributable to redeemable and noncontrolling interests	562.1	404.3

Net earnings (loss) attributable to redeemable and noncontrolling interests	13.2	(1.3)

Net earnings attributable to General Mills	$548.9	$405.6

Earnings per share - basic	$0.84	$0.63

Earnings per share - diluted	$0.82	$0.61

Dividends per share	$0.330	$0.305

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 26, 2012	Aug. 28, 2011
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$562.1	$404.3

Other comprehensive income (loss), net of tax:

Foreign currency translation	65.4	(0.3)

Other fair value changes:

Securities	0.2	(0.2)

Hedge derivatives	(7.5)	(31.8)

Reclassification to earnings:

Hedge derivatives	3.8	3.1

Amortization of losses and prior service costs	24.7	20.5

Other comprehensive income (loss), net of tax	86.6	(8.7)

Total comprehensive income	648.7	395.6

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	18.6	(6.1)

Comprehensive income attributable to General Mills	$630.1	$401.7

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Aug. 26, 2012	May 27, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,508.4	$471.2
Receivables	1,473.5	1,323.6
Inventories	1,808.5	1,478.8
Deferred income taxes	63.2	59.7
Prepaid expenses and other current assets	363.8	358.1

Total current assets	5,217.4	3,691.4

Land, buildings, and equipment	3,603.5	3,652.7
Goodwill	8,207.7	8,182.5
Other intangible assets	4,723.7	4,704.9
Other assets	883.0	865.3

Total assets	$22,635.3	$21,096.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,264.9	$1,148.9
Current portion of long-term debt	1,441.1	741.2
Notes payable	1,682.1	526.5
Other current liabilities	1,587.4	1,426.6

Total current liabilities	5,975.5	3,843.2

Long-term debt	5,462.0	6,161.9
Deferred income taxes	1,127.5	1,171.4
Other liabilities	2,125.5	2,189.8

Total liabilities	14,690.5	13,366.3

Redeemable interest	851.6	847.8

Stockholders’ equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,288.7	1,308.4
Retained earnings	10,289.6	9,958.5
Common stock in treasury, at cost, shares of 109.8 and 106.1	(3,346.1)	(3,177.0)
Accumulated other comprehensive loss	(1,662.5)	(1,743.7)

Total stockholders’ equity	6,645.2	6,421.7

Noncontrolling interests	448.0	461.0

Total equity	7,093.2	6,882.7

Total liabilities and equity	$22,635.3	$21,096.8

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued			Treasury			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings		Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 29, 2011	754.6	$75.5	$1,319.8	(109.8)	$(3,210.3)	$9,191.3	$(1,010.8)	$246.7	$6,612.2
Total comprehensive income (loss)						1,567.3	(732.9)	(44.3)	790.1	$(86.1)
Cash dividends declared ($1.22 per share)						(800.1)			(800.1)
Shares purchased				(8.3)	(313.0)				(313.0)
Stock compensation plans (includes income tax benefits of $63.1)			3.2	12.0	346.3				349.5
Unearned compensation related to restricted stock unit awards			(93.4)						(93.4)
Earned compensation			108.3						108.3
Addition of redeemable and noncontrolling interest from acquisitions								263.8	263.8	904.4
Increase (decrease) in fair value of redeemable interest			(29.5)						(29.5)	29.5
Distributions to noncontrolling interest holders								(5.2)	(5.2)
Balance as of May 27, 2012	754.6	75.5	1,308.4	(106.1)	(3,177.0)	9,958.5	(1,743.7)	461.0	6,882.7	847.8
Total comprehensive income						548.9	81.2	2.0	632.1	16.6
Cash dividends declared ($0.33 per share)						(217.8)			(217.8)
Shares purchased				(7.1)	(272.5)				(272.5)
Stock compensation plans (includes income tax benefits of $18.1)			16.4	3.4	103.4				119.8
Unearned compensation related to restricted stock unit awards			(72.7)						(72.7)
Earned compensation			38.3						38.3
Increase (decrease) in fair value of redeemable interest			(1.7)						(1.7)	1.7
Distributions to noncontrolling and redeemable interest holders								(15.0)	(15.0)	(14.5)
Balance as of Aug. 26, 2012	754.6	$75.5	$1,288.7	(109.8)	$(3,346.1)	$10,289.6	$(1,662.5)	$448.0	$7,093.2	$851.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 26, 2012	Aug. 28, 2011
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$562.1	$404.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	139.2	125.5
After-tax earnings from joint ventures	(23.1)	(28.3)
Distributions of earnings from joint ventures	37.0	31.6
Stock-based compensation	38.3	44.5
Deferred income taxes	(51.2)	22.3
Tax benefit on exercised options	(18.1)	(12.4)
Pension and other postretirement benefit plan contributions	(5.5)	(3.9)
Pension and other postretirement benefit plan costs	32.6	19.4
Restructuring, impairment, and other exit income	(8.6)	(0.9)
Changes in current assets and liabilities, excluding the effects of acquisitions	(130.5)	(134.8)
Other, net	(83.4)	(26.5)

Net cash provided by operating activities	488.8	440.8

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(140.6)	(132.8)
Acquisitions, net of cash acquired	(31.8)	(900.1)
Investments in affiliates, net	7.5	—
Proceeds from disposal of land, buildings, and equipment	0.3	0.3
Exchangeable note	14.5	(131.6)
Other, net	(3.5)	6.5

Net cash used by investing activities	(153.6)	(1,157.7)

Cash Flows - Financing Activities
Change in notes payable	1,155.9	712.6
Payment of long-term debt	(0.4)	(6.6)
Proceeds from common stock issued on exercised options	39.0	24.0
Tax benefit on exercised options	18.1	12.4
Purchases of common stock for treasury	(272.5)	(109.9)
Dividends paid	(217.8)	(200.3)
Distributions to noncontrolling and redeemable interest holders	(29.5)	—
Other, net	—	(0.3)

Net cash provided by financing activities	692.8	431.9

Effect of exchange rate changes on cash and cash equivalents	9.2	3.6

Increase (decrease) in cash and cash equivalents	1,037.2	(281.4)
Cash and cash equivalents - beginning of year	471.2	619.6

Cash and cash equivalents - end of period	$1,508.4	$338.2

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(143.8)	$(156.9)
Inventories	(324.0)	(135.3)
Prepaid expenses and other current assets	(5.4)	55.5
Accounts payable	176.9	70.9
Other current liabilities	165.8	31.0

Changes in current assets and liabilities	$(130.5)	$(134.8)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended August 26, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2013.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2012. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K. Certain reclassifications to our previously reported financial information have been made to conform to the current period presentation.

(2) Acquisitions

On August 1, 2012, we acquired Yoki Alimentos S.A. (Yoki), a privately held food company headquartered in Sao Bernardo do Campo, Brazil, for an aggregate purchase price of $939.8 million, including $88.8 million of non-cash consideration for net debt assumed, subject to a purchase price adjustment based on Yoki’s final pre-acquisition balance sheet. Yoki operates in several food categories, including snacks, convenient meals, basic foods, and seasonings. We funded this transaction using cash available in our foreign subsidiaries and from commercial paper. We report our Brazilian operations on a one-month lag and will consolidate Yoki’s balance sheet and results of operations beginning with our second quarter of fiscal 2013. As of August 26, 2012, the $851.0 million of cash used to fund the acquisition is reported on our Consolidated Balance Sheets. The pro forma effects of this acquisition were not material.

During the first quarter of fiscal 2012, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. from PAI Partners and Sodiaal International (Sodiaal) for an aggregate purchase price of $1.2 billion, including $261.3 million of non-cash consideration for debt assumed. We consolidated both entities into our Consolidated Balance Sheets and recorded goodwill of $1.5 billion. Indefinite lived intangible assets acquired primarily include brands of $476.0 million. Finite lived intangible assets acquired primarily include franchise agreements of $440.2 million and customer relationships of $107.3 million. In addition, we purchased a zero coupon exchangeable note due in 2016 from Sodiaal with a notional amount of $131.6 million and a fair value of $110.9 million. In August 2012, $14.5 million of the exchangeable note was repaid. The pro forma effects of this acquisition were not material.

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring, impairment, and other exit costs were as follows:

	Quarter Ended
In Millions	Aug. 26, 2012	Aug. 28, 2011
Charges associated with restructuring actions previously announced	$9.2	$0.1

Total	$9.2	$0.1

In the first quarter of fiscal 2013, we recorded a $9.0 million restructuring charge related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012. The plan was designed to improve organizational effectiveness and focus on key growth strategies and included organizational changes to strengthen business alignment and actions to accelerate administrative efficiencies across all of our operating segments and support functions. During the quarter ended August 26, 2012, we recorded restructuring charges of $7.2 million related to our International segment, $1.5 million related to our U.S. Retail segment, and $0.3 million related to our Bakeries and Foodservice segment. These restructuring actions are expected to be completed by the end of fiscal 2014. In the first quarter of fiscal 2013, we paid $16.9 million in cash related to these restructuring actions.

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Aug. 26, 2012	May 27, 2012
Goodwill	$8,207.7	$8,182.5
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,227.2	4,217.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	560.9	544.7
Less accumulated amortization	(64.4)	(56.9)
Intangible assets subject to amortization	496.5	487.8
Other intangible assets	4,723.7	4,704.9
Total	$12,931.4	$12,887.4

Based on the carrying value of finite-lived intangible assets as of August 26, 2012, annual amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

The changes in the carrying amount of goodwill during fiscal 2013 were as follows:

In Millions	U.S. Retail	International	Bakeries and Foodservice	Joint Ventures	Total
Balance as of May 27, 2012	$5,813.2	$989.9	$921.1	$458.3	$8,182.5
Acquisitions	—	15.8	—	—	15.8
Other activity, primarily foreign currency translation	—	9.5	—	(0.1)	9.4
Balance as of Aug. 26, 2012	$5,813.2	$1,015.2	$921.1	$458.2	$8,207.7

During the first quarter of fiscal 2013, we reorganized certain reporting units within our U.S. Retail and International operating segments. We evaluated the fair value relative to the book value of the reorganized reporting units and determined that no impairment had occurred as a result of the changes to the reporting units.

The changes in the carrying amount of other intangible assets during fiscal 2013 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 27, 2012	$3,297.0	$1,344.1	$63.8	$4,704.9
Acquisitions	—	15.0	—	15.0
Other activity, primarily foreign currency translation	(0.9)	4.7	—	3.8

Balance as of Aug. 26, 2012	$3,296.1	$1,363.8	$63.8	$4,723.7

(5) Inventories

The components of inventories were as follows:

In Millions	Aug. 26, 2012	May 27, 2012
Raw materials and packaging	$363.8	$334.4
Finished goods	1,416.8	1,211.8
Grain	236.4	155.3
Excess of FIFO over LIFO cost	(208.5)	(222.7)
Total	$1,808.5	$1,478.8

(6) Financial Instruments, Risk Management Activities, and Fair Values

Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of August 26, 2012, and May 27, 2012, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
In Millions	Aug. 26, 2012	May 27, 2012	Aug. 26, 2012	May 27, 2012	Aug. 26, 2012	May 27, 2012	Aug. 26, 2012	May 27, 2012
Available-for-sale:
Debt securities	$16.8	$52.2	$17.0	$52.3	$0.2	$0.1	$—	$—
Equity securities	1.8	1.8	5.6	5.3	3.8	3.5	—	—

Total	$18.6	$54.0	$22.6	$57.6	$4.0	$3.6	$—	$—

For the first quarter of fiscal 2013, there were no gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive loss (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available-for-Sale
In Millions	Cost	Market Value
Under 1 year (current)	$12.6	$12.6
From 1 to 3 years	0.5	0.5
From 4 to 7 years	3.7	3.9
Equity securities	1.8	5.6
Total	$18.6	$22.6

Marketable securities with a market value of $2.3 million as of August 26, 2012, were pledged as collateral for certain derivative contracts.

The fair values and carrying amounts of long-term debt, including the current portion, were $7,682.9 million and $6,903.1 million, respectively, as of August 26, 2012. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

Risk Management Activities. As a part of our ongoing operations, we are exposed to market risks such as changes in interest rates, foreign currency exchange rates, commodity, and equity prices. To manage these risks, we may enter into various derivative transactions (e.g., futures, options, and swaps) pursuant to our established policies.

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

Unallocated corporate items for the quarters ended August 26, 2012, and August 28, 2011, included:

	Quarter Ended
In Millions	Aug. 26, 2012	Aug. 28, 2011
Net gain (loss) on mark-to-market valuation of commodity positions	$58.9	$(15.4)
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	14.8	(12.4)
Net mark-to-market revaluation of certain grain inventories	7.9	(9.9)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$81.6	$(37.7)

As of August 26, 2012, the net notional value of commodity derivatives was $204.9 million, of which $194.4 million related to energy inputs and $10.5 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 18 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the period ended August 26, 2012.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was a loss of $1.5 million for the period ended August 26, 2012.

During the fourth quarter of fiscal 2011, first quarter of fiscal 2012 and second quarter of fiscal 2012, we entered into $500.0 million, $300.0 million, and $200.0 million of forward starting swaps with average fixed rates of 3.9 percent, 2.7 percent, and 2.4 percent, respectively, in advance of a planned debt financing. All of these forward starting swaps were cash settled for $100.4 million coincident with the issuance of our $1.0 billion 10-year fixed rate notes in November 2011. As of August 26, 2012, there was a $92.1 million pre-tax loss in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the fourth quarter of fiscal 2011, we entered into swaps to convert $300.0 million of 1.55 percent fixed-rate notes due May 16, 2014, to floating rates.

As of August 26, 2012, a $15.5 million pre-tax loss on cash settled interest rate swaps for our $500 million 30-year fixed rate notes issued June 1, 2010 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

As of August 26, 2012, a $9.9 million pre-tax loss on cash settled interest rate swaps for our $1.0 billion 10-year fixed rate notes issued January 24, 2007 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate swaps. Average floating rates are based on rates as of the end of the reporting period.

In Millions	Aug. 26, 2012	May 27, 2012
Pay-floating swaps - notional amount	$834.6	$834.6
Average receive rate	1.7%	1.7%
Average pay rate	0.3%	0.3%

The swap contracts mature at various dates from fiscal 2013 to 2014 as follows:

In Millions	Pay Floating
2013	$534.6
2014	300.0
Total	$834.6

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

As of August 26, 2012, the notional value of foreign exchange derivatives was $882.9 million. The amount of hedge ineffectiveness was less than $1 million for the period ended August 26, 2012.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of August 26, 2012, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.

Equity Instruments. Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of August 26, 2012, the net notional amount of our equity swaps was $48.9 million. These swap contracts mature in fiscal 2013.

Fair Value Measurements and Financial Statement Presentation

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of August 26, 2012 and May 27, 2012, were as follows:

	Aug. 26, 2012				Aug. 26, 2012
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$4.3	$—	$4.3	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	3.8	—	3.8	—	(17.5)	—	(17.5)
Total	—	8.1	—	8.1	—	(17.5)	—	(17.5)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	0.2	—	0.2	—	—	—	—
Foreign exchange contracts (c) (d)	—	2.0	—	2.0	—	(0.7)	—	(0.7)
Equity contracts (a) (e)	—	—	—	—	—	(0.3)	—	(0.3)
Commodity contracts (c) (e)	0.2	22.5	—	22.7	—	(5.4)	—	(5.4)
Grain contracts (c) (e)	—	17.5	—	17.5	—	(8.4)	—	(8.4)
Total	0.2	42.2	—	42.4	—	(14.8)	—	(14.8)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.6	17.0	—	22.6	—	—	—	—
Total	5.6	17.0	—	22.6	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$5.8	$67.3	$—	$73.1	$—	$(32.3)	$—	$(32.3)

	May 27, 2012				May 27, 2012
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$5.7	$—	$5.7	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	11.5	—	11.5	—	(18.8)	—	(18.8)
Total	—	17.2	—	17.2	—	(18.8)	—	(18.8)
Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	0.5	—	0.5	—	—	—	—
Foreign exchange contracts (c) (d)	—	6.6	—	6.6	—	(1.1)	—	(1.1)
Equity contracts (a) (e)	—	—	—	—	—	(0.1)	—	(0.1)
Commodity contracts (c) (e)	8.0	1.0	—	9.0	—	(15.1)	—	(15.1)
Grain contracts (c) (e)	—	8.3	—	8.3	—	(20.6)	—	(20.6)
Total	8.0	16.4	—	24.4	—	(36.9)	—	(36.9)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.3	52.3	—	57.6	—	—	—	—
Total	5.3	52.3	—	57.6	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$13.3	$85.9	$—	$99.2	$—	$(55.7)	$—	$(55.7)

(a)	These contracts and investments are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the quarters ended August 26, 2012 and August 28, 2011, were as follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 26, 2012	Aug. 28, 2011	Aug. 26, 2012	Aug. 28, 2011	Aug. 26, 2012	Aug. 28, 2011	Aug. 26, 2012	Aug. 28, 2011	Aug. 26, 2012	Aug. 28, 2011
Derivatives in Cash Flow Hedging Relationships:

Amount of loss recognized in other comprehensive income (OCI) (a)	$—	$(51.0)	$(9.1)	$(2.3)	$—	$—	$—	$—	$(9.1)	$(53.3)

Amount of loss reclassified from AOCI into earnings (a) (b)	(3.1)	(1.2)	(2.2)	(3.9)	—	—	—	—	(5.3)	(5.1)

Amount of loss recognized in earnings (c)	—	(0.2)	—	(0.1)	—	—	—	—	—	(0.3)

Derivatives in Fair Value Hedging Relationships:

Amount of net loss recognized in earnings (d)	(1.5)	(0.1)	—	—	—	—	—	—	(1.5)	(0.1)

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	2.1	(18.4)	3.3	—	58.9	(15.4)	64.3	(33.8)

(a)	Effective portion.

(b)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(c)	All loss recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of August 26, 2012, totaled $71.6 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized losses from foreign currency cash flow hedges recorded in AOCI as of August 26, 2012, were $7.8 million after-tax. The net amount of pre-tax gains and losses in AOCI as of August 26, 2012, that we expect to be reclassified into net earnings within the next 12 months is $21.2 million of expense.

Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on August 26, 2012, was $3.7 million. We would be required to post this amount of collateral to the counterparties if the contingent features were triggered.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $16.9 million against which we do not hold any collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of August 26, 2012, $90.7 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Aug. 26, 2012	May 27, 2012
U.S. commercial paper	$1,588.0	$412.0
Financial institutions	94.1	114.5
Total	$1,682.1	$526.5

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We have $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility scheduled to expire in April 2015 and a $1.7 billion facility scheduled to expire in April 2017. We also have $371.3 million in uncommitted credit lines that support our foreign operations. As of August 26, 2012, there were no amounts outstanding on the fee-paid committed credit lines and $94.1 million was drawn on the uncommitted lines.

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

As part of our acquisition of Yoplait S.A.S. in fiscal 2012, we consolidated $457.9 million of primarily euro-denominated Euribor-based floating-rate bank debt. In December 2011, we refinanced this debt with $390.5 million of euro-denominated Euribor-based floating-rate bank debt due at various dates through December 15, 2014.

Certain of our long-term debt agreements contain restrictive covenants. As of August 26, 2012, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. On the acquisition date in fiscal 2012, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us once per year at fair value up to a maximum of 9 years. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement. As of August 26, 2012, the redemption value of the euro-denominated redeemable interest was $851.6 million.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $61.3 million for the quarter ended August 26, 2012, and $28.3 million for the quarter ended August 28, 2011.

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

During the first quarter of fiscal 2013 we paid $28.6 million of dividends to Sodiaal under the terms of the Yoplait S.A.S. and Yoplait Marques shareholder agreements.

During the first quarter of fiscal 2013, in conjunction with the consent of the Class A investor, we restructured General Mills Cereals, LLC (GMC) through the distribution of its manufacturing assets, stock, inventory, cash and certain intellectual property to a wholly owned subsidiary. GMC retained the remaining intellectual property. Immediately following the restructuring, the Class A Interests of GMC were sold by the then current holder to another unrelated third-party investor.

The holder of the GMC Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 110 basis points, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $251.5 million). The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction.

Our noncontrolling interests contain restrictive covenants. As of August 26, 2012, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following table provides details of total comprehensive income (loss):

	Quarter Ended Aug. 26, 2012					Quarter Ended Aug. 28, 2011
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$548.9	$2.5	$10.7			$405.6	$0.3	$(1.6)
Other comprehensive income (loss):
Foreign currency translation	$60.3	$—	60.3	(0.5)	5.6	$3.6	$—	3.6	(0.5)	(3.4)
Other fair value changes:
Securities	0.3	(0.1)	0.2	—	—	(0.4)	0.2	(0.2)	—	—
Hedge derivatives	(8.6)	1.5	(7.1)	—	(0.4)	(52.1)	21.2	(30.9)	—	(0.9)
Reclassification to earnings:
Hedge derivatives	4.5	(1.4)	3.1	—	0.7	5.1	(2.0)	3.1	—	—
Amortization of losses and prior service costs	40.0	(15.3)	24.7	—	—	32.9	(12.4)	20.5	—	—
Other comprehensive income (loss)	$96.5	$(15.3)	81.2	(0.5)	5.9	$(10.9)	$7.0	(3.9)	(0.5)	(4.3)
Total comprehensive income (loss)			$630.1	$2.0	$16.6			$401.7	$(0.2)	$(5.9)

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Aug. 26, 2012	May 27, 2012
Foreign currency translation adjustments	$343.2	$282.9
Unrealized gain (loss) from:
Securities	2.0	1.8
Hedge derivatives	(79.3)	(75.3)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,921.9)	(1,945.9)
Prior service costs	(6.5)	(7.2)
Accumulated other comprehensive loss	$(1,662.5)	$(1,743.7)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 78 to 80 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
In Millions	Aug. 26, 2012	Aug. 28, 2011
Compensation expense related to stock-based payments	$43.2	$46.5

As of August 26, 2012, unrecognized compensation expense related to non-vested stock options and restricted stock units was $167.5 million. This expense will be recognized over 24 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
In Millions	Aug. 26, 2012	Aug. 28, 2011
Net cash proceeds	$39.0	$24.0
Intrinsic value of options exercised	$58.2	$13.8

We estimate the fair value of each option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on page 78 and 79 in our Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 26, 2012	Aug. 28, 2011
Estimated fair values of stock options granted	$3.65	$5.89
Assumptions:
Risk-free interest rate	1.6%	2.9%
Expected term	9.0 years	8.5 years
Expected volatility	17.3%	17.6%
Dividend yield	3.5%	3.3%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 27, 2012	60,942.7	$27.96
Granted	3,407.7	38.15
Exercised	(2,391.5)	23.01
Forfeited or expired	(22.8)	30.08
Outstanding as of Aug. 26, 2012	61,936.1	$28.71	4.85	$640.0
Exercisable as of Aug. 26, 2012	43,228.9	$26.29	3.44	$551.1

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant- Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant- Date Fair Value	Cash- Settled Share- Based Units (Thousands)	Weighted- Average Grant- Date Fair Value
Non-vested as of May 27, 2012	8,551.8	$33.79	397.1	$32.68	3,991.5	$31.58
Granted	2,140.2	38.15	74.1	38.15	—	—
Vested	(62.8)	35.11	(3.2)	34.14	(16.3)	31.94
Forfeited	(1,700.0)	31.17	(70.7)	31.68	(1,391.7)	31.71
Non-vested as of Aug. 26, 2012	8,929.2	$35.31	397.3	$35.60	2,583.5	$31.30

The total grant-date fair value of restricted stock unit awards that vested in the quarter ended August 26, 2012 was $99.4 million, and restricted stock units with a grant-date fair value of $80.5 million vested in the quarter ended August 28, 2011.

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
In Millions, Except per Share Data	Aug. 26, 2012	Aug. 28, 2011
Net earnings attributable to General Mills	$548.9	$405.6

Average number of common shares - basic EPS	650.4	647.9
Incremental share effect from: (a)
Stock options	12.4	14.4
Restricted stock, restricted stock units, and other	4.6	4.7
Average number of common shares - diluted EPS	667.4	667.0

Earnings per share - basic	$0.84	$0.63
Earnings per share - diluted	$0.82	$0.61

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended
In Millions	Aug. 26, 2012	Aug. 28, 2011
Anti-dilutive stock options and restricted stock units	5.1	7.7

(12) Share Repurchases

During the first quarter of fiscal 2013, we repurchased 7.1 million shares of common stock for an aggregate purchase price of $272.5 million. During the first quarter of fiscal 2012, we repurchased 3.0 million shares of common stock for an aggregate purchase price of $109.9 million.

(13) Statements of Cash Flows

During the quarter ended August 26, 2012, we made net cash interest payments of $120.5 million, compared to $129.8 million in the same period last year. Also, in the quarter ended August 26, 2012, we made tax payments of $47.0 million, compared to $37.0 million in the same period last year. In addition, in the first quarter of fiscal 2012, we acquired interests in Yoplait S.A.S. and Yoplait Marques S.A.S. for $1.2 billion including $261.3 million of non-cash consideration for debt assumed.

(14) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment expense were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 26, 2012	Aug. 28, 2011	Aug. 26, 2012	Aug. 28, 2011	Aug. 26, 2012	Aug. 28, 2011
Service cost	$31.1	$28.5	$5.3	$4.5	$1.9	$1.9
Interest cost	59.3	59.4	12.9	13.9	1.1	1.2
Expected return on plan assets	(107.0)	(110.0)	(8.0)	(8.9)	—	—
Amortization of losses	34.0	27.1	4.3	3.6	0.5	0.4
Amortization of prior service costs (credits)	1.6	2.1	(0.9)	(0.8)	0.5	0.5
Other adjustments	—	—	—	—	2.8	2.3
Net expense	$19.0	$7.1	$13.6	$12.3	$6.8	$6.3

(15) Contingencies

We are party to various pending or threatened legal actions in the ordinary course of our business. In our opinion, there were no claims or litigation pending as of August 26, 2012 that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. These matters include a class action lawsuit filed on January 14, 2010, in the United States District Court, Central District of California, alleging that we made false and misleading claims about the digestive health benefits of our YoPlus yogurt product. The YoPlus matter is scheduled to go to trial in fiscal 2013. We believe that we have meritorious defenses against these allegations and will vigorously defend our position. As of August 26, 2012, we have not recorded a loss contingency for this matter.

(16) Income Taxes

During the first quarter of fiscal 2013, in conjunction with the consent of the Class A investor, we restructured GMC through the distribution of its manufacturing assets, stock, inventory, cash and certain intellectual property to a wholly owned subsidiary. GMC retained the remaining intellectual property. Immediately following this restructuring, the Class A Interests were sold by the then current holder to another unrelated third party investor. As a result of these transactions, we recorded a $66.7 million decrease to deferred income tax liabilities related to the tax basis of the investment in GMC and certain distributed assets, with a corresponding discrete non-cash reduction to income taxes in the first quarter of fiscal 2013.

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

In our Bakeries and Foodservice segment our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, unbaked and fully baked frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

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

Our operating segment results were as follows:

	Quarter Ended
In Millions	Aug. 26, 2012	Aug. 28, 2011
Net sales:
U.S. Retail	$2,493.9	$2,510.3
International	1,085.5	856.3
Bakeries and Foodservice	471.6	481.0
Total	$4,051.0	$3,847.6
Operating profit:
U.S. Retail	$575.1	$585.2
International	125.8	80.7
Bakeries and Foodservice	67.7	61.4
Total segment operating profit	768.6	727.3
Unallocated corporate items	(20.7)	88.3
Restructuring, impairment, and other exit costs	9.2	0.1
Operating profit	$780.1	$638.9

(18) New Accounting Pronouncements

In the first quarter of fiscal 2013 we adopted new accounting guidance for the presentation of other comprehensive income (OCI). This guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the EPS calculation. This guidance did not impact our results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2012, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in the “Glossary” section below.

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter Results

For the first quarter of fiscal 2013, net sales grew 5 percent to $4,051 million including 6 percentage points contributed by acquired businesses, primarily Yoplait S.A.S. Total segment operating profit of $769 million was 6 percent higher than the first quarter of fiscal 2012. Diluted earnings per share (EPS) of $0.82 was up 34 percent and diluted EPS excluding certain items affecting comparability of $0.66 increased 3 percent compared to the first quarter of fiscal 2012 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Net sales growth of 5 percent for the first quarter of fiscal 2013 was driven by 9 percentage points of contribution from volume growth, including 10 percentage points from acquired businesses, primarily Yoplait S.A.S. which included two additional months in fiscal 2013. This was partially offset by a decrease of 2 percentage points due to unfavorable net price realization and mix and 2 percentage points of unfavorable foreign currency exchange.

Components of net sales growth

First Quarter of Fiscal 2013 vs. First Quarter of Fiscal 2012	U.S. Retail	International	Bakeries and Foodservice	Combined Segments
Contributions from volume growth (a)	-2 pts	47 pts	2 pts	9 pts
Net price realization and mix	1 pt	-11 pts	-4 pts	-2 pts
Foreign currency exchange	NA	-9 pts	NM	-2 pts
Net sales growth	-1 pt	27 pts	-2 pts	5 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $22 million from the first quarter of fiscal 2012 to $2,423 million. Higher volume drove a $241 million increase in cost of sales partially offset by a $99 million decrease attributable to product mix. In the first quarter of fiscal 2013, we recorded an $82 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $38 million in the first quarter of fiscal 2012.

Selling, general, and administrative (SG&A) expenses increased $31 million to $839 million in the first quarter of fiscal 2013 versus the same period in fiscal 2012. The increase in SG&A expenses was primarily driven by two additional months of activity from Yoplait S.A.S. in fiscal 2013 as compared to fiscal 2012. SG&A expenses as a percent of net sales in the first quarter of fiscal 2013 were down 30 basis points compared with fiscal 2012. Media and advertising expense decreased 7 percent compared to fiscal 2012.

Restructuring, impairment, and other exit costs were $9 million in the first quarter of fiscal 2013 and were less than $1 million in the same period last year. In the first quarter of fiscal 2013, we recorded a $9 million restructuring charge related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012. The plan was designed to improve organizational effectiveness and focus on key growth strategies and included organizational changes to strengthen business alignment and actions to accelerate administrative efficiencies across all of our operating segments and support functions. During the quarter ended August 26, 2012, we recorded restructuring charges of $7 million related to our International segment, $2 million related to our U.S. Retail segment, and less than $1 million related to our Bakeries and Foodservice segment. These restructuring actions are expected to be completed by the end of fiscal 2014.

Interest, net for the first quarter of fiscal 2013 totaled $83 million, a $2 million decrease from the same period of fiscal 2012. The average interest rate decreased 30 basis points, including the effect of the mix of debt, generating a $5 million decrease in net interest. Average interest bearing instruments increased $186 million, primarily from an increase in incremental borrowing to fund the acquisition of Yoki Alimentos S.A. (Yoki) generating a $3 million increase in net interest.

The effective tax rate for the first quarter of fiscal 2013 was 22.7 percent compared to 32.1 percent for the first quarter of fiscal 2012. The 9.4 percentage point decrease was primarily related to the restructuring of our General Mills Cereals, LLC (GMC) subsidiary during the first quarter of fiscal 2013 which resulted in a $67 million decrease to deferred income tax liabilities related to the tax basis of the investment in GMC and certain distributed assets, with a corresponding discrete non-cash reduction to income taxes in the first quarter of fiscal 2013.

After-tax earnings from joint ventures decreased to $23 million compared to $28 million in the same quarter last fiscal year primarily driven by cost inflation and unfavorable foreign currency exchange at Cereal Partners Worldwide (CPW). In the first quarter of fiscal 2013, net sales for CPW decreased 9 percent driven by 10 percentage points of unfavorable foreign currency exchange, partially offset by 1 percentage point of growth attributable to favorable net price realization and mix. Contributions from volume were flat compared to the same quarter last fiscal year. Net sales for our Häagen-Dazs joint venture in Japan (HDJ) increased 4 percent due to 5 percentage points of contribution from volume growth, partially offset by a 1 percentage point decrease due to unfavorable net price realization and mix. Foreign currency exchange was flat compared to the same quarter last fiscal year.

Average diluted shares outstanding of 667 million in the first quarter of fiscal 2013 were flat compared to the same period a year ago, as the issuance of common stock from stock option exercises was offset by share repurchases.

Net earnings attributable to General Mills were $549 million in the first quarter of fiscal 2013, up 35 percent from $406 million last year. Diluted EPS was $0.82 in the first quarter of fiscal 2013, up 34 percent from $0.61 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories, restructuring charges reflecting employee severance expense related to our 2012 productivity and cost savings plan, and a reduction to income taxes related to the restructuring of our GMC subsidiary. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $0.66 in the first quarter of fiscal 2013, up 3 percent compared to $0.64 in the first quarter of fiscal 2012 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

SEGMENT OPERATING RESULTS

Beginning with the first quarter of fiscal 2013, we realigned certain divisions within our U.S. Retail operating segment and certain geographic regions within our International operating segment. We revised the amounts previously reported in the net sales percentage change by division within our U.S. Retail segment and geographic regions within our International segment. These realignments had no effect on previously reported consolidated net sales, operating segments’ net sales, operating profit, segment operating profit, net earnings attributable to General Mills or earnings per share.

In the U.S. Retail segment, Big G, Snacks, Yoplait, and Small Planet Foods were unchanged. Baking Products combines our baking aisle and refrigerated dough products. Frozen Foods includes our frozen products, as well as Green Giant canned vegetables. Meals includes dinner mixes, side dishes, Mexican products, and Progresso soups. In the International segment, Canada was unchanged. The Australia and New Zealand businesses were realigned with our Europe region. The Turkey, North Africa, South Africa, and Middle East businesses were realigned with our Asia/Pacific region.

U.S. Retail Segment Results

Net sales for our U.S. Retail segment of $2,494 million in the first quarter of fiscal 2013 decreased 1 percentage point compared to the first quarter of fiscal 2012. Pound volume reduced net sales by 2 percentage points, partially offset by 1 percentage point contributed by favorable net price realization and mix. The 1 percentage point decline in net sales was primarily driven by the Yoplait, Frozen Foods, and Big G divisions, partially offset by contributions from the Small Planet Foods, Snacks, Baking Products, and Meals divisions.

U.S. Retail Net Sales Percentage Change by Division

Quarter Ended
Aug. 26, 2012
Big G	(3)%
Snacks	5
Baking Products	3
Frozen Foods	(7)
Yoplait	(10)
Meals	2
Small Planet Foods	55
Total	(1)%

During the first quarter of fiscal 2013, net sales for Big G cereals declined 3 percent from last year as growth from new products including Apple Cinnamon Chex and Fiber One Nutty Clusters & Almonds cereals was offset by sales declines on certain established product lines. Snacks net sales grew 5 percent, reflecting contributions from new products including Nature Valley Protein bars. Net sales for Baking Products grew 3 percent led by contributions from biscuits and sweet rolls. Frozen Foods net sales declined 7 percent as growth from Green Giant vegetables was offset by sales declines in Totino’s pizza and certain breakfast products. Net sales for Yoplait declined 10 percent as growth from Yoplait Greek was offset by volume declines on certain established product lines. Meals net sales increased 2 percent, driven by gains from established Progresso products, and new Progresso Recipe Starters cooking sauces. Small Planet Food’s net sales were up 55 percent, driven by Food Should Taste Good products and Lärabar fruit and nut bars.

Segment operating profit decreased 2 percent to $575 million in the first quarter of fiscal 2013 compared to the same period of fiscal 2012. The decrease was driven by higher input costs and lower volume, partially offset by favorable net price realization and mix and a 13 percent reduction in advertising and media expense.

International Segment Results

Net sales for our International segment of $1,086 million increased 27 percent in the first quarter of fiscal 2013 compared to the same period of fiscal 2012, including 25 percentage points contributed by the Europe and Canada regions due to two additional months of sales in fiscal 2013 from Yoplait S.A.S. and the reacquisition of the rights to the Yoplait business from the franchisee in Ireland in the first quarter of fiscal 2013. Volume growth contributed 47 percentage points of net sales growth, including 45 percentage points resulting from Yoplait S.A.S. This gain was partially offset by a decrease of 11 percentage points due to unfavorable net price realization and mix and a decrease of 9 percentage points due to unfavorable foreign currency exchange across all regions.

International Net Sales Percentage Change by Geographic Region

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Quarter Ended Aug. 26, 2012	Quarter Ended Aug. 26, 2012
Europe	36%	51%
Canada	23	28
Asia/Pacific	17	20
Latin America	14	20
Total	27%	36%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

For the first quarter of fiscal 2013, net sales in Europe grew 36 percent, driven by 42 percentage points of net sales growth from two additional months of activity from Yoplait S.A.S., partially offset by unfavorable foreign currency exchange. Net sales in Canada increased 23 percent due to 25 percentage points of net sales growth from two additional months of Liberté sales in fiscal 2013, partially offset by unfavorable foreign currency exchange. In the Asia/Pacific region, net sales grew 17 percent driven by growth from Häagen-Dazs, Wanchai Ferry, and Bugles products in China, partially offset by unfavorable foreign currency exchange. Latin America net sales increased 14 percent driven by growth in La Salteña in Argentina and Diablitos in Venezuela, partially offset by unfavorable foreign currency exchange.

Segment operating profit grew 56 percent to $126 million in the first quarter of fiscal 2013 primarily driven by two additional months of Yoplait S.A.S. earnings in fiscal 2013 and higher volume, partially offset by unfavorable foreign currency exchange and a 17 percent increase in media and advertising expense.

Bakeries and Foodservice Segment Results

Net sales for our Bakeries and Foodservice segment decreased 2 percent to $472 million in the first quarter of fiscal 2013 compared to the same period of fiscal 2012. The decrease was driven by 4 percentage points of unfavorable net price realization and mix, reflecting lower prices indexed to commodity markets. Volume contributed 2 percentage points of net sales growth.

Segment operating profit for the first quarter of fiscal 2013 was $68 million, up 10 percent from $61 million in the first quarter of fiscal 2012, driven by higher earnings from grain merchandising and lower input costs, partially offset by lower prices indexed to commodity markets.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate items totaled $21 million of income in the first quarter of fiscal 2013 compared to $88 million of expense in the same period in fiscal 2012. In the first quarter of fiscal 2013, we recorded an $82 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $38 million net increase in expense in the first quarter of fiscal 2012. In addition, pension expense increased $10 million as compared to the same quarter last year.

LIQUIDITY

During the first quarter ended August 26, 2012, our operations generated $489 million of cash compared to $441 million in the same period last year. The $48 million increase is primarily due to an increase in net earnings partially offset by a decrease in deferred income taxes, primarily the $67 million reduction as a result of the restructuring of our GMC subsidiary. Changes in current assets and liabilities were consistent with the same period last year including an increase in grain inventory balances partially offset by an increase in accounts payable balances primarily due to extended payment terms.

Cash used by investing activities during the first quarter ended August 26, 2012, was $154 million, a $1.0 billion decrease over the same period in fiscal 2012. The decreased use of cash primarily reflects the acquisition of Yoplait S.A.S. and Yoplait Marques S.A.S. in the first quarter of fiscal 2012 for an aggregate purchase price of $1.2 billion, comprised of $900 million of cash, net of $30 million of cash acquired, and $261 million of non-cash consideration for debt assumed. We invested $141 million in land, buildings, and equipment in the first quarter ended August 26, 2012, $8 million more than the same period in fiscal 2012. In addition, we received a $14 million payment from Sodiaal International (Sodiaal) against its exchangeable note in the first quarter of fiscal 2013.

Cash generated by financing activities during the first quarter ended August 26, 2012, was $693 million, an increase of $261 million compared to the same period in fiscal 2012, primarily reflecting the use of commercial paper to partially fund the acquisition of Yoki on August 1, 2012. We paid $163 million more for share repurchases in the first quarter of fiscal 2013 than the same period in fiscal 2012. We paid $218 million of dividends in the first quarter of fiscal 2013 versus $200 million in the first quarter of fiscal 2012. We also made distributions to noncontrolling and redeemable interest holders of $30 million in the first quarter of fiscal 2013.

As of August 26, 2012, we had $1.4 billion of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and acquisitions. There is currently no intent or need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate cash held in foreign jurisdictions, we will only do so in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Aug. 26, 2012	May 27, 2012
Notes payable	$1,682.1	$526.5
Current portion of long-term debt	1,441.1	741.2
Long-term debt	5,462.0	6,161.9
Total debt	8,585.2	7,429.6
Redeemable interest	851.6	847.8
Noncontrolling interests	448.0	461.0
Stockholders’ equity	6,645.2	6,421.7
Total capital	$16,530.0	$15,160.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. Our commercial paper borrowings are supported by $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility expiring in April 2015 and a $1.7 billion facility expiring in April 2017. We also have $371 million in uncommitted credit lines that support our foreign operations. As of August 26, 2012, there were no amounts outstanding on the fee-paid committed credit lines and $94 million was drawn on the uncommitted lines.

During the first quarter of fiscal 2013, in conjunction with the consent of the Class A investor, we restructured GMC through the distribution of its manufacturing assets, stock, inventory, cash and certain intellectual property to a wholly owned subsidiary. GMC retained the remaining intellectual property. Immediately following the restructuring, the Class A Interests of GMC were sold by the current holder to another unrelated third-party investor.

The third-party holder of the GMC Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 110 basis points, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $252 million). The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction.

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

On August 1, 2012, we acquired Yoki, a privately held food company headquartered in Sao Bernardo do Campo, Brazil, for an aggregate purchase price of $940 million, including $89 million of non-cash consideration for net debt assumed, subject to a purchase price adjustment based on Yoki’s final pre-acquisition balance sheet. We funded this transaction using cash available in our foreign subsidiaries and from commercial paper. We report our Brazilian operations on a one-month lag and will consolidate Yoki’s balance sheet and results of operations beginning with our second quarter of fiscal 2013. As of August 26, 2012, the cash of $851 million used to fund the acquisition is reported on our Consolidated Balance Sheets.

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

During the first quarter of fiscal 2012, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. We consolidated both entities into our consolidated financial statements. At the date of the acquisition, we recorded the $264 million fair value of Sodiaal’s 50 percent interest in Yoplait Marques S.A.S. as a noncontrolling interest, and the $904 million fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. These euro-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. As of August 26, 2012, the redemption value of the redeemable interest was $852 million which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of August 26, 2012, we were in compliance with all of these covenants.

We have $1,441 million of long-term debt maturing in the next 12 months that is classified as current, primarily $521 million of 5.65 percent notes which mature on September 10, 2012, and $700 million of 5.25 percent notes which mature on August 15, 2013. We repaid our notes due on September 10, 2012, subsequent to the end of the first quarter of fiscal 2013. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the first quarter of fiscal 2013.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2012. The accounting policies used in preparing our interim fiscal 2013 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, redeemable interest, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of August 26, 2012, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (FASB) issued new accounting disclosure requirements about the nature and exposure of offsetting arrangements related to financial and derivative instruments. The requirements are effective for fiscal years beginning after January 1, 2013, which for us is the first quarter of fiscal 2014. The requirements will not impact our results of operations or financial position.

In July 2012, the FASB issued new impairment testing requirements for indefinite-lived intangible assets intended to simplify impairment testing of indefinite-live intangible assets. Entities are allowed to perform a qualitative assessment of indefinite-lived intangible asset impairment to determine whether a quantitative assessment is necessary. The requirements are effective for fiscal years beginning after September 15, 2012, which for us is the first quarter of fiscal 2014. The requirements will not impact our results of operations or financial position.

NON-GAAP MEASURES

We have included in this report measures of financial performance that are not defined by GAAP. Management and the Board of Directors believe that these measures provide useful information to investors, and include these measures in other communications to investors.

For each of these non-GAAP financial measures, we are providing below a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure, an explanation of why our management and the Board of Directors believes the non-GAAP measure provides useful information to investors, and any additional purposes for which our management or Board of Directors uses the non-GAAP measure. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure.

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

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Quarter Ended
Per Share Data	Aug. 26, 2012	Aug. 28, 2011
Diluted earnings per share, as reported	$0.82	$0.61
Mark-to-market effects (a)	(0.07)	0.03
Restructuring costs (b)	0.01	—
Tax item (c)	(0.10)	—
Diluted earnings per share, excluding certain items affecting comparability	$0.66	$0.64

(a)	Net (gain) loss from mark-to-market valuation of certain commodity positions and grain inventories. See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	Productivity and cost savings plan restructuring charges.

(c)	Reduction to income taxes related to the restructuring of our GMC subsidiary. See Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

	Quarter Ended Aug. 26, 2012
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	36%	(15	) pts	51%
Canada	23	(5)		28
Asia/Pacific	17	(3)		20
Latin America	14	(6)		20
Total International	27%	(9	) pts	36%

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

You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 27, 2012, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of August 26, 2012, was $28 million and $6 million, respectively. During the first quarter ended August 26, 2012, the interest rate value-at-risk decreased by $1 million while the commodity value-at-risk increased by $2 million. The value-at-risk for interest rate instruments decreased due to reduced interest rate market volatility while value-at-risk for commodity positions increased due to increased volatility in commodity markets. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 26, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended August 26, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended August 26, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
May 28, 2012-
July 1, 2012	217,227	$38.29	217,227	73,015,810
July 2, 2012-
July 29, 2012	2,824,629	38.50	2,824,629	70,191,181
July 30, 2012-
August 26, 2012	4,033,677	38.52	4,033,677	66,157,504
Total	7,075,533	$38.51	7,075,533	66,157,504

(a)	The total number of shares purchased includes shares purchased in the open market and shares of stock withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

10.1* Addendum No. 11 to the Protocol of Cereal Partners Worldwide, dated July 17, 2012, among the Registrant, Nestle S.A., and CPW S.A.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 26, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

GENERAL MILLS, INC.
(Registrant)

Date September 19, 2012	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date September 19, 2012	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1*	Addendum No. 11 to the Protocol of Cereal Partners Worldwide, dated July 17, 2012, among the Registrant, Nestle S.A., and CPW S.A.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 26, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.