Form 10-Q
period 2012-11-25
GENERAL MILLS INC
filed 2012-12-19
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 25, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of December 7, 2012: 646,595,998 (excluding 108,017,330 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information		3

Item 1.	Financial Statements	3
	Consolidated Statements of Earnings for the quarterly and six-month periods ended November 25, 2012, and November 27, 2011	3
	Consolidated Statements of Comprehensive Income for the quarterly and six-month periods ended November 25, 2012, and November 27, 2011	4
	Consolidated Balance Sheets as of November 25, 2012, and May 27, 2012	5
	Consolidated Statements of Total Equity and Redeemable Interest for the six-month period ended November 25, 2012, and the fiscal year ended May 27, 2012	6
	Consolidated Statements of Cash Flows for the six-month periods ended November 25, 2012, and November 27, 2011	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II – Other Information		42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	42

Signatures		43

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Six-Month Period Ended
	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011
Net sales	$4,881.8	$4,623.8	$8,932.8	$8,471.4

Cost of sales	3,139.5	3,029.1	5,562.2	5,430.2

Selling, general, and administrative expenses	910.6	877.1	1,749.6	1,684.6

Restructuring, impairment, and other exit costs	2.7	0.7	11.9	0.8

Operating profit	829.0	716.9	1,609.1	1,355.8

Interest, net	75.5	87.2	158.5	172.6

Earnings before income taxes and after-tax earnings from joint ventures	753.5	629.7	1,450.6	1,183.2

Income taxes	245.4	209.4	403.5	386.9

After-tax earnings from joint ventures	32.9	28.9	56.0	57.2

Net earnings, including earnings attributable to redeemable and noncontrolling interests	541.0	449.2	1,103.1	853.5

Net earnings (loss) attributable to redeemable and noncontrolling interests	(0.6)	4.4	12.6	3.1

Net earnings attributable to General Mills	$541.6	$444.8	$1,090.5	$850.4

Earnings per share - basic	$0.84	$0.69	$1.68	$1.31

Earnings per share - diluted	$0.82	$0.67	$1.64	$1.28

Dividends per share	$0.330	$0.305	$0.660	$0.610

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Six-Month Period Ended
	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$541.0	$449.2	$1,103.1	$853.5

Other comprehensive income (loss), net of tax:

Foreign currency translation	59.1	(303.5)	124.5	(303.8)

Other fair value changes:
Securities	0.2	(0.2)	0.4	(0.4)
Hedge derivatives	3.5	(6.6)	(4.0)	(38.4)

Reclassification to earnings:
Hedge derivatives	6.6	1.2	10.4	4.3
Amortization of losses and prior service costs	24.8	20.4	49.5	40.9

Other comprehensive income (loss), net of tax	94.2	(288.7)	180.8	(297.4)

Total comprehensive income	635.2	160.5	1,283.9	556.1

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	34.4	(94.4)	53.0	(100.5)

Comprehensive income attributable to General Mills	$600.8	$254.9	$1,230.9	$656.6

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Nov. 25, 2012	May 27, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$734.9	$471.2
Receivables	1,673.8	1,323.6
Inventories	1,770.2	1,478.8
Deferred income taxes	51.9	59.7
Prepaid expenses and other current assets	334.7	358.1

Total current assets	4,565.5	3,691.4

Land, buildings, and equipment	3,814.0	3,652.7
Goodwill	8,604.1	8,182.5
Other intangible assets	5,026.0	4,704.9
Other assets	943.3	865.3

Total assets	$22,952.9	$21,096.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,244.9	$1,148.9
Current portion of long-term debt	820.8	741.2
Notes payable	1,939.9	526.5
Other current liabilities	1,730.8	1,426.6

Total current liabilities	5,736.4	3,843.2

Long-term debt	5,571.9	6,161.9
Deferred income taxes	1,148.7	1,171.4
Other liabilities	2,178.3	2,189.8

Total liabilities	14,635.3	13,366.3

Redeemable interest	877.6	847.8

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,261.8	1,308.4
Retained earnings	10,614.5	9,958.5
Common stock in treasury, at cost, shares of 108.7 and 106.1	(3,364.8)	(3,177.0)
Accumulated other comprehensive loss	(1,603.3)	(1,743.7)

Total stockholders’ equity	6,983.7	6,421.7

Noncontrolling interests	456.3	461.0

Total equity	7,440.0	6,882.7

Total liabilities and equity	$22,952.9	$21,096.8

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 29, 2011	754.6	$75.5	$1,319.8	(109.8)	$(3,210.3)	$9,191.3	$(1,010.8)	$246.7	$6,612.2
Total comprehensive income (loss)						1,567.3	(732.9)	(44.3)	790.1	$(86.1)
Cash dividends declared ($1.22 per share)						(800.1)			(800.1)
Shares purchased				(8.3)	(313.0)				(313.0)
Stock compensation plans (includes income tax benefits of $63.1)			3.2	12.0	346.3				349.5
Unearned compensation related to restricted stock unit awards			(93.4)						(93.4)
Earned compensation			108.3						108.3
Addition of redeemable and noncontrolling interest from acquisitions								263.8	263.8	904.4
Increase (decrease) in fair value of redeemable interest			(29.5)						(29.5)	29.5
Distributions to noncontrolling interest holders								(5.2)	(5.2)

Balance as of May 27, 2012	754.6	75.5	1,308.4	(106.1)	(3,177.0)	9,958.5	(1,743.7)	461.0	6,882.7	847.8
Total comprehensive income						1,090.5	140.4	13.7	1,244.6	39.3
Cash dividends declared ($0.66 per share)						(434.5)			(434.5)
Shares purchased				(12.3)	(479.2)				(479.2)
Stock compensation plans (includes income tax benefits of $58.5)			(24.3)	9.7	291.4				267.1
Unearned compensation related to restricted stock unit awards			(76.9)						(76.9)
Earned compensation			61.3						61.3
Increase (decrease) in fair value of redeemable interest			(6.7)						(6.7)	6.7
Distributions to noncontrolling and redeemable interest holders								(18.4)	(18.4)	(16.2)
Balance as of Nov. 25, 2012	754.6	$75.5	$1,261.8	(108.7)	$(3,364.8)	$10,614.5	$(1,603.3)	$456.3	$7,440.0	$877.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Six-Month Period Ended
	Nov. 25, 2012	Nov. 27, 2011
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,103.1	$853.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	286.1	263.3
After-tax earnings from joint ventures	(56.0)	(57.2)
Distributions of earnings from joint ventures	42.8	36.4
Stock-based compensation	61.3	66.2
Deferred income taxes	(25.2)	39.7
Tax benefit on exercised options	(58.5)	(31.1)
Pension and other postretirement benefit plan contributions	(11.6)	(8.5)
Pension and other postretirement benefit plan costs	65.2	38.9
Restructuring, impairment, and other exit costs	(32.6)	(1.8)
Changes in current assets and liabilities, excluding the effects of acquisitions	63.6	(26.6)
Other, net	(121.1)	(16.3)

Net cash provided by operating activities	1,317.1	1,156.5

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(264.1)	(264.8)
Acquisitions, net of cash acquired	(851.8)	(900.1)
Investments in affiliates, net	(3.7)	(22.1)
Proceeds from disposal of land, buildings, and equipment	3.5	1.3
Exchangeable note	16.2	(131.6)
Other, net	(3.3)	6.6

Net cash used by investing activities	(1,103.2)	(1,310.7)

Cash Flows - Financing Activities
Change in notes payable	1,292.4	548.8
Payment of long-term debt	(521.6)	(9.1)
Proceeds from common stock issued on exercised options	152.7	99.2
Tax benefit on exercised options	58.5	31.1
Purchases of common stock for treasury	(479.2)	(210.8)
Dividends paid	(434.5)	(399.5)
Distributions to noncontrolling and redeemable interest holders	(34.6)	(3.3)
Other, net	—	(0.4)

Net cash provided by financing activities	33.7	56.0

Effect of exchange rate changes on cash and cash equivalents	16.1	(12.3)

Increase (decrease) in cash and cash equivalents	263.7	(110.5)
Cash and cash equivalents - beginning of year	471.2	619.6

Cash and cash equivalents - end of period	$734.9	$509.1

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(252.6)	$(205.6)
Inventories	(187.2)	(1.3)
Prepaid expenses and other current assets	49.5	146.0
Accounts payable	123.6	11.1
Other current liabilities	330.3	23.2

Changes in current assets and liabilities	$63.6	$(26.6)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarterly and six-month periods ended November 25, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2013.

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

(2) Acquisitions

On August 1, 2012, we acquired Yoki Alimentos S.A. (Yoki), a privately held food company headquartered in Sao Bernardo do Campo, Brazil, for an aggregate purchase price of $939.8 million, including $88.8 million of non-cash consideration for net debt assumed. Yoki operates in several food categories, including snacks, convenient meals, basic foods, and seasonings. We consolidated Yoki into our Consolidated Balance Sheets and recorded goodwill of $358.3 million. Indefinite lived intangible assets acquired include brands of $253.0 million. Finite lived intangible assets acquired primarily include customer relationships of $17.5 million. As of the date of the acquisition, the pro forma effects of this acquisition were not material.

We have conducted a preliminary assessment of certain assets and liabilities related to the acquisition of Yoki. We are continuing our review of these items during the measurement period, and if new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of these items.

During the first quarter of fiscal 2012, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. from PAI Partners and Sodiaal International (Sodiaal) for an aggregate purchase price of $1.2 billion, including $261.3 million of non-cash consideration for debt assumed. We consolidated both entities into our Consolidated Balance Sheets and recorded goodwill of $1.5 billion. Indefinite lived intangible assets acquired primarily include brands of $476.0 million. Finite lived intangible assets acquired primarily include franchise agreements of $440.2 million and customer relationships of $107.3 million. In addition, we purchased a zero coupon exchangeable note due in 2016 from Sodiaal with a notional amount of $131.6 million and a fair value of $110.9 million. As of November 25, 2012, $16.2 million of the exchangeable note has been repaid. The pro forma effects of this acquisition were not material.

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring, impairment, and other exit costs were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011
Charges associated with restructuring actions previously announced	$2.7	$0.7	$11.9	$0.8
Total	$2.7	$0.7	$11.9	$0.8

During the six-month period ended November 25, 2012, we recorded an $11.7 million restructuring charge related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012. The plan was designed to improve organizational effectiveness and focus on key growth strategies, and included organizational changes to strengthen business alignment and actions to accelerate administrative efficiencies across all of our operating segments and support functions. During the six-month period ended November 25, 2012, we recorded restructuring charges of $9.4 million related to our International segment, $1.5 million related to our U.S. Retail segment, and $0.8 million related to our Bakeries and Foodservice segment. In the six-month period ended November 25, 2012, we paid $44.6 million in cash related to these restructuring actions. These restructuring actions are expected to be completed by the end of fiscal 2014.

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 27, 2012	$83.1	$2.7	$0.1	$85.9
2013 charges, including foreign currency translation	8.1	—	—	8.1
Utilized in 2013	(41.2)	(1.5)	(0.1)	(42.8)
Reserve balance as of Nov. 25, 2012	$50.0	$1.2	$—	$51.2

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Nov. 25, 2012	May 27, 2012
Goodwill	$8,604.1	$8,182.5
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,499.2	4,217.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	600.8	544.7
Less accumulated amortization	(74.0)	(56.9)

Intangible assets subject to amortization	526.8	487.8

Other intangible assets	5,026.0	4,704.9

Total	$13,630.1	$12,887.4

Based on the carrying value of finite-lived intangible assets as of November 25, 2012, annual amortization expense for each of the next five fiscal years is estimated to be approximately $30 million.

The changes in the carrying amount of goodwill during fiscal 2013 were as follows:

In Millions	U.S. Retail	International	Bakeries and Foodservice	Joint Ventures	Total
Balance as of May 27, 2012	$5,813.2	$989.9	$921.1	$458.3	$8,182.5
Acquisitions	—	374.1	—	—	374.1
Other activity, primarily foreign currency translation	—	30.8	—	16.7	47.5
Balance as of Nov. 25, 2012	$5,813.2	$1,394.8	$921.1	$475.0	$8,604.1

During the first quarter of fiscal 2013, we reorganized certain reporting units within our U.S. Retail and International operating segments. We evaluated the fair value relative to the book value of the reorganized reporting units and determined that no impairment had occurred as a result of the changes to the reporting units.

The changes in the carrying amount of other intangible assets during fiscal 2013 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 27, 2012	$3,297.0	$1,344.1	$63.8	$4,704.9
Acquisitions	—	290.7	—	290.7
Other activity, primarily foreign currency translation	(2.3)	32.8	(0.1)	30.4
Balance as of Nov. 25, 2012	$3,294.7	$1,667.6	$63.7	$5,026.0

(5) Inventories

The components of inventories were as follows:

In Millions	Nov. 25, 2012	May 27, 2012
Raw materials and packaging	$423.2	$334.4
Finished goods	1,332.5	1,211.8
Grain	229.8	155.3
Excess of FIFO over LIFO cost	(215.3)	(222.7)
Total	$1,770.2	$1,478.8

(6) Financial Instruments, Risk Management Activities, and Fair Values

Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of November 25, 2012, and May 27, 2012, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
In Millions	Nov. 25, 2012	May 27, 2012	Nov. 25, 2012	May 27, 2012	Nov. 25, 2012	May 27, 2012	Nov. 25, 2012	May 27, 2012
Available-for-sale:
Debt securities	$62.1	$52.2	$62.3	$52.3	$0.2	$0.1	$—	$—
Equity securities	1.8	1.8	5.7	5.3	3.9	3.5	—	—
Total	$63.9	$54.0	$68.0	$57.6	$4.1	$3.6	$—	$—

For the second quarter of fiscal 2013, there were no gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive loss (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available-for-Sale
In Millions	Cost	Market Value
Under 1 year (current)	$57.8	$57.9
From 1 to 3 years	1.6	1.6
From 4 to 7 years	2.7	2.8
Equity securities	1.8	5.7
Total	$63.9	$68.0

Marketable securities with a market value of $2.3 million as of November 25, 2012, were pledged as collateral for certain derivative contracts.

The fair values and carrying amounts of long-term debt, including the current portion, were $7,203.5 million and $6,392.7 million, respectively, as of November 25, 2012. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Unallocated corporate items for the quarterly and six-month periods ended November 25, 2012, and November 27, 2011, included:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011
Net gain (loss) on mark-to-market valuation of commodity positions	$(22.6)	$(93.1)	$36.3	$(108.5)
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	(18.2)	11.6	(3.4)	(0.8)
Net mark-to-market revaluation of certain grain inventories	(7.1)	(12.9)	0.8	(22.8)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(47.9)	$(94.4)	$33.7	$(132.1)

As of November 25, 2012, the net notional value of commodity derivatives was $129.4 million, of which $150.1 million related to energy inputs and $(20.7) million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 18 months.

Interest Rate Risk. We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include U.S. Treasury rates, LIBOR, Euribor, and commercial paper rates in the United States and Europe. We use interest rate swaps, forward-starting interest rate swaps, and treasury locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt.

Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the quarter and six-month periods ended November 25, 2012.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was a gain of $2.7 million for the quarter ended November 25, 2012 and a gain of $1.2 million for the six-month period ended November 25, 2012.

During the second quarter of fiscal 2013, we entered into $200.0 million of treasury locks with an average fixed rate of 2.82 percent due February 15, 2013 in advance of a planned debt refinancing.

During the fourth quarter of fiscal 2011, first quarter of fiscal 2012 and second quarter of fiscal 2012, we entered into $500.0 million, $300.0 million, and $200.0 million of forward starting swaps with average fixed rates of 3.9 percent, 2.7 percent, and 2.4 percent, respectively, in advance of a planned debt financing. All of these forward starting swaps were cash settled for $100.4 million coincident with the issuance of our $1.0 billion 10-year fixed rate notes in November 2011. As of November 25, 2012, there was a $89.7 million pre-tax loss in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the fourth quarter of fiscal 2011, we entered into swaps to convert $300.0 million of 1.55 percent fixed-rate notes due May 16, 2014, to floating rates.

As of November 25, 2012, a $15.4 million pre-tax loss on cash settled interest rate derivatives for our $500 million 30-year fixed rate notes issued June 1, 2010 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

As of November 25, 2012, a $9.4 million pre-tax loss on cash settled interest rate swaps for our $1.0 billion 10-year fixed rate notes issued January 24, 2007 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate swaps. Average floating rates are based on rates as of the end of the reporting period.

In Millions	Nov. 25, 2012	May 27, 2012
Pay-floating swaps - notional amount	$300.0	$834.6
Average receive rate	1.2%	1.7%
Average pay rate	0.4%	0.3%
Treasury locks - notional amount	$200.0	$—

The swap contracts mature at various dates from fiscal 2013 to 2014 as follows:

In Millions	Pay Floating	Pay Fixed
2013	$—	$200.0
2014	300.0	—
Total	$300.0	$200.0

Foreign Exchange Risk. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, intercompany loans, product shipments, and foreign-denominated commercial paper. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Swiss franc, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-

denominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.

As of November 25, 2012, the notional value of foreign exchange derivatives was $943.1 million. The amount of hedge ineffectiveness was less than $1 million for the quarter and six-month periods ended November 25, 2012.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of November 25, 2012, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.

Equity Instruments. Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of November 25, 2012, the net notional amount of our equity swaps was $48.3 million. These swap contracts mature in fiscal 2013.

Fair Value Measurements and Financial Statement Presentation

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of November 25, 2012 and May 27, 2012, were as follows:

	Nov. 25, 2012				Nov. 25, 2012
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$5.3	$—	$5.3	$—	$(0.2)	$—	$(0.2)
Foreign exchange contracts (c) (d)	—	4.2	—	4.2	—	(9.0)	—	(9.0)
Total	—	9.5	—	9.5	—	(9.2)	—	(9.2)

Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	1.6	—	1.6	—	(0.8)	—	(0.8)
Commodity contracts (c) (e)	1.1	4.5	—	5.6	—	11.6	—	11.6
Grain contracts (c) (e)	—	8.9	—	8.9	—	(6.9)	—	(6.9)
Total	1.1	15.0	—	16.1	—	3.9	—	3.9

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.7	62.3	—	68.0	—	—	—	—
Total	5.7	62.3	—	68.0	—	—	—	—

Total assets, liabilities, and derivative positions recorded at fair value	$6.8	$86.8	$—	$93.6	$—	$(5.3)	$—	$(5.3)

	May 27, 2012				May 27, 2012
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$5.7	$—	$5.7	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	11.5	—	11.5	—	(18.8)	—	(18.8)
Total	—	17.2	—	17.2	—	(18.8)	—	(18.8)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	0.5	—	0.5	—	—	—	—
Foreign exchange contracts (c) (d)	—	6.6	—	6.6	—	(1.1)	—	(1.1)
Equity contracts (a) (e)	—	—	—	—	—	(0.1)	—	(0.1)
Commodity contracts (c) (e)	8.0	1.0	—	9.0	—	(15.1)	—	(15.1)
Grain contracts (c) (e)	—	8.3	—	8.3	—	(20.6)	—	(20.6)
Total	8.0	16.4	—	24.4	—	(36.9)	—	(36.9)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.3	52.3	—	57.6	—	—	—	—
Total	5.3	52.3	—	57.6	—	—	—	—

Total assets, liabilities, and derivative positions recorded at fair value	$13.3	$85.9	$—	$99.2	$—	$(55.7)	$—	$(55.7)

(a)	These contracts and investments are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the quarterly and six-month periods ended November 25, 2012 and November 27, 2011, were as follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011
Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$1.6	$(27.6)	$3.1	$13.3	$—	$—	$—	$—	$4.7	$(14.3)

Amount of loss reclassified from AOCI into earnings (a) (b)	(3.2)	(0.7)	(5.8)	(1.2)	—	—	—	—	(9.0)	(1.9)

Amount of gain (loss) recognized in earnings (c)	(0.2)	(0.3)	0.1	0.1	—	—	—	—	(0.1)	(0.2)

Derivatives in Fair Value Hedging Relationships:

Amount of net gain (loss) recognized in earnings (d)	2.7	(0.1)	—	—	—	—	—	—	2.7	(0.1)

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	(0.4)	36.3	0.9	—	(22.6)	(93.1)	(22.1)	(56.8)

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011
Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$1.6	$(78.6)	$(6.0)	$11.0	$—	$—	$—	$—	$(4.4)	$(67.6)

Amount of loss reclassified from AOCI into earnings (a) (b)	(6.3)	(1.9)	(8.0)	(5.1)	—	—	—	—	(14.3)	(7.0)

Amount of gain (loss) recognized in earnings (c)	(0.2)	(0.5)	0.1	—	—	—	—	—	(0.1)	(0.5)

Derivatives in Fair Value Hedging Relationships:

Amount of net gain (loss) recognized in earnings (d)	1.2	(0.2)	—	—	—	—	—	—	1.2	(0.2)

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	1.7	17.9	4.2	—	36.3	(108.5)	42.2	(90.6)

(a)	Effective portion.

(b)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of November 25, 2012, totaled $68.6 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized losses from foreign currency cash flow hedges recorded in AOCI as of November 25, 2012, were $1.9 million after-tax. The net amount of pre-tax gains and losses in AOCI as of November 25, 2012, that we expect to be reclassified into net earnings within the next 12 months is $14.7 million of expense.

Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on November 25, 2012, was $5.5 million. We would be required to post this amount of collateral to the counterparties if the contingent features were triggered.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $4.5 million against which we do not hold any collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 25, 2012, $102.7 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Nov. 25, 2012	May 27, 2012
U.S. commercial paper	$1,867.4	$412.0
Financial institutions	72.5	114.5
Total	$1,939.9	$526.5

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We have $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility scheduled to expire in April 2015 and a $1.7 billion facility scheduled to expire in April 2017. We also have $370.4 million in uncommitted credit lines that support our foreign operations. As of November 25, 2012, there were no amounts outstanding on the fee-paid committed credit lines and $72.5 million was drawn on the uncommitted lines.

On September 10, 2012, we repaid $520.8 million of 5.65 percent notes. In February 2012, we repaid $1.0 billion of 6.0 percent notes. In November 2011, we issued $1.0 billion aggregate principal amount of 3.15 percent notes due December 15, 2021. The net proceeds were used to repay a portion of our notes due February 2012, reduce our commercial paper borrowings, and for general corporate purposes. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time prior to September 15, 2021 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.

As part of our acquisition of Yoplait S.A.S. in fiscal 2012, we consolidated $457.9 million of primarily euro-denominated Euribor-based floating-rate bank debt. In December 2011, we refinanced this debt with $390.5 million of euro-denominated Euribor-based floating-rate bank debt due at various dates through December 15, 2014.

Certain of our long-term debt agreements contain restrictive covenants. As of November 25, 2012, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. On the acquisition date in fiscal 2012, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us once per year at fair value up to a maximum of 9 years. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement. As of November 25, 2012, the redemption value of the euro-denominated redeemable interest was $877.6 million.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $132.0 million for the six-month period ended November 25, 2012, and $108.1 million for the six-month period ended November 27, 2011.

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

During the six-month period ended November 25, 2012, we paid $32.6 million of dividends to Sodiaal under the terms of the Yoplait S.A.S. and Yoplait Marques shareholder agreements.

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

Our noncontrolling interests contain restrictive covenants. As of November 25, 2012, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following table provides details of total comprehensive income (loss):

	Quarter Ended Nov. 25, 2012					Quarter Ended Nov. 27, 2011
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$541.6	$(0.2)	$(0.4)			$444.8	$0.6	$3.8
Other comprehensive income (loss):
Foreign currency translation	$25.4	$—	25.4	11.9	21.8	$(204.2)	$—	(204.2)	(31.8)	(67.5)
Other fair value changes:
Securities	0.2	—	0.2	—	—	(0.3)	0.1	(0.2)	—	—
Hedge derivatives	4.2	(1.1)	3.1	—	0.4	(15.0)	7.9	(7.1)	—	0.5
Reclassification to earnings:
Hedge derivatives	7.7	(2.0)	5.7	—	0.9	1.9	(0.7)	1.2	—	—
Amortization of losses and prior service costs	40.0	(15.2)	24.8	—	—	32.9	(12.5)	20.4	—	—
Other comprehensive income (loss)	$77.5	$(18.3)	59.2	11.9	23.1	$(184.7)	$(5.2)	(189.9)	(31.8)	(67.0)
Total comprehensive income (loss)			$600.8	$11.7	$22.7			$254.9	$(31.2)	$(63.2)

	Six-Month Period Ended					Six-Month Period Ended
	Nov. 25, 2012					Nov. 27, 2011
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,090.5	$2.3	$10.3			$850.4	$0.9	$2.2
Other comprehensive income (loss):
Foreign currency translation	$85.7	$—	85.7	11.4	27.4	$(200.6)	$—	(200.6)	(32.3)	(70.9)
Other fair value changes:
Securities	0.5	(0.1)	0.4	—	—	(0.7)	0.3	(0.4)	—	—
Hedge derivatives	(4.4)	0.4	(4.0)	—	—	(67.1)	29.1	(38.0)	—	(0.4)
Reclassification to earnings:
Hedge derivatives	12.2	(3.4)	8.8	—	1.6	7.0	(2.7)	4.3	—	—
Amortization of losses and prior service costs	80.0	(30.5)	49.5	—	—	65.8	(24.9)	40.9	—	—
Other comprehensive income (loss)	$174.0	$(33.6)	140.4	11.4	29.0	$(195.6)	$1.8	(193.8)	(32.3)	(71.3)
Total comprehensive income (loss)			$1,230.9	$13.7	$39.3			$656.6	$(31.4)	$(69.1)

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Nov. 25, 2012	May 27, 2012
Foreign currency translation adjustments	$368.6	$282.9
Unrealized gain (loss) from:
Securities	2.2	1.8
Hedge derivatives	(70.5)	(75.3)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,897.9)	(1,945.9)
Prior service costs	(5.7)	(7.2)
Accumulated other comprehensive loss	$(1,603.3)	$(1,743.7)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 78 to 80 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011
Compensation expense related to stock-based payments	$30.4	$37.4	$73.6	$83.9

As of November 25, 2012, unrecognized compensation expense related to non-vested stock options and restricted stock units was $148.8 million. This expense will be recognized over 21 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month Period Ended
In Millions	Nov. 25, 2012	Nov. 27, 2011
Net cash proceeds	$152.7	$99.2
Intrinsic value of options exercised	$155.2	$62.7

We estimate the fair value of each option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on pages 78 and 79 in our Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month Period Ended
	Nov. 25, 2012	Nov. 27, 2011
Estimated fair values of stock options granted	$3.65	$5.88
Assumptions:
Risk-free interest rate	1.6%	2.9%
Expected term	9.0 years	8.5 years
Expected volatility	17.3%	17.6%
Dividend yield	3.5%	3.3%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 27, 2012	60,942.7	$27.96
Granted	3,407.7	38.15
Exercised	(9,356.5)	23.13
Forfeited or expired	(54.8)	34.89
Outstanding as of Nov. 25, 2012	54,939.1	$29.41	5.04	$624.3
Exercisable as of Nov. 25, 2012	36,465.5	$26.69	3.60	$504.0

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 27, 2012	8,551.8	$33.79	397.1	$32.68	3,991.5	$31.58
Granted	2,275.7	38.27	74.2	38.15	—	—
Vested	(2,168.5)	32.48	(69.5)	31.68	(1,545.6)	31.67
Forfeited	(215.7)	31.28	(4.8)	34.86	(43.6)	29.41
Non-vested as of Nov. 25, 2012	8,443.3	$35.48	397.0	$35.58	2,402.3	$30.98

The total grant-date fair value of restricted stock unit awards that vested in the six-month period ended November 25, 2012 was $121.6 million, and restricted stock units with a grant-date fair value of $89.1 million vested in the six-month period ended November 27, 2011.

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Six-Month Period Ended
In Millions, Except per Share Data	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011
Net earnings attributable to General Mills	$541.6	$444.8	$1,090.5	$850.4

Average number of common shares - basic EPS	648.1	646.3	649.2	647.1
Incremental share effect from: (a)
Stock options	11.9	14.8	12.2	14.6
Restricted stock, restricted stock units, and other	4.5	4.7	4.6	4.6
Average number of common shares - diluted EPS	664.5	665.8	666.0	666.3

Earnings per share - basic	$0.84	$0.69	$1.68	$1.31
Earnings per share - diluted	$0.82	$0.67	$1.64	$1.28

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011
Anti-dilutive stock options and restricted stock units	4.5	6.0	9.6	6.7

(12) Share Repurchases

During the second quarter of fiscal 2013, we repurchased 5.2 million shares of common stock for an aggregate purchase price of $206.7 million. During the six-month period ended November 25, 2012, we repurchased 12.3 million shares of common stock for an aggregate purchase price of $479.2 million.

During the second quarter of fiscal 2012, we repurchased 2.7 million shares of common stock for an aggregate purchase price of $100.9 million. During the six-month period ended November 27, 2011, we repurchased 5.7 million shares of common stock for an aggregate purchase price of $210.8 million.

(13) Statements of Cash Flows

During the six-month period ended November 25, 2012, we made net cash interest payments of $150.5 million, compared to $162.0 million in the same period last year. Also, in the six-month period ended November 25, 2012, we made tax payments of $352.1 million, compared to $344.3 million in the same period last year. In addition, in the second quarter of fiscal 2013, we acquired Yoki for $939.8 million, including $119.9 million of non-cash consideration for debt assumed. In the first quarter of fiscal 2012, we acquired interests in Yoplait S.A.S. and Yoplait Marques S.A.S. for $1.2 billion, including $261.3 million of non-cash consideration for debt assumed.

(14) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment expense were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011
Service cost	$31.2	$28.6	$5.3	$4.5	$2.0	$1.9
Interest cost	59.4	59.6	13.0	13.9	1.1	1.2
Expected return on plan assets	(107.2)	(110.2)	(8.1)	(8.8)	—	—
Amortization of losses	34.0	27.0	4.3	3.6	0.6	0.5
Amortization of prior service costs (credits)	1.5	2.2	(0.8)	(0.9)	0.4	0.5
Other adjustments	—	—	—	—	2.7	2.3
Net expense	$18.9	$7.2	$13.7	$12.3	$6.8	$6.4

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011
Service cost	$62.3	$57.1	$10.6	$9.0	$3.9	$3.8
Interest cost	118.7	119.0	25.9	27.8	2.2	2.4
Expected return on plan assets	(214.2)	(220.2)	(16.1)	(17.7)	—	—
Amortization of losses	68.0	54.1	8.6	7.2	1.1	0.9
Amortization of prior service costs (credits)	3.1	4.3	(1.7)	(1.7)	0.9	1.0
Other adjustments	—	—	—	—	5.5	4.6
Net expense	$37.9	$14.3	$27.3	$24.6	$13.6	$12.7

(15) Contingencies

We are party to various pending or threatened legal actions in the ordinary course of our business. In our opinion, there were no claims or litigation pending as of November 25, 2012, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. These matters include a class action lawsuit filed on January 14, 2010, in the United States District Court, Central District of California, alleging that we made false and misleading claims about the digestive health benefits of our YoPlus yogurt product. The YoPlus matter is scheduled to go to trial in fiscal 2013. We believe that we have meritorious defenses against these allegations and will vigorously defend our position.

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

Our International segment consists of retail and foodservice businesses outside of the United States. In Canada, our major product categories are ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, refrigerated yogurt, and grain and fruit snacks. In markets outside North America, our product categories include super-premium ice cream and frozen desserts, refrigerated yogurt, snacks, shelf stable and frozen vegetables, refrigerated and frozen dough products, seasonings, and dry dinners. Our International segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer is located.

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

Operating profit for these segments excludes unallocated corporate items and restructuring, impairment, and other exit costs. Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, contributions to the General Mills Foundation, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

Our operating segment results were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011
Net sales:
U.S. Retail	$2,985.0	$2,938.3	$5,478.9	$5,448.6
International	1,381.2	1,163.3	2,466.7	2,019.6
Bakeries and Foodservice	515.6	522.2	987.2	1,003.2
Total	$4,881.8	$4,623.8	$8,932.8	$8,471.4
Operating profit:
U.S. Retail	$723.2	$661.4	$1,298.3	$1,246.6
International	139.2	133.5	265.0	214.2
Bakeries and Foodservice	96.2	77.8	163.9	139.2
Total segment operating profit	958.6	872.7	1,727.2	1,600.0
Unallocated corporate items	126.9	155.1	106.2	243.4
Restructuring, impairment, and other exit costs	2.7	0.7	11.9	0.8
Operating profit	$829.0	$716.9	$1,609.1	$1,355.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our consolidated results for fiscal 2013 include operating activity from the acquisitions of Yoki Alimentos S.A. (Yoki) in Brazil, Yoplait Ireland, Food Should Taste Good in the United States and Parampara Foods in India, and the assumption of the Canadian Yoplait franchise license. Also included in the first quarter of fiscal 2013 are two additional months of results from the acquisition of Yoplait S.A.S. Collectively, these items are referred to as “new businesses.”

CONSOLIDATED RESULTS OF OPERATIONS

Second Quarter Results

For the second quarter of fiscal 2013, net sales grew 6 percent to $4,882 million. This includes 4 percentage points of growth contributed by new businesses, primarily Yoki. Excluding the impact of new businesses, net sales growth was up 2 percent for the second quarter of fiscal 2013. Total segment operating profit of $959 million was 10 percent higher than the second quarter of fiscal 2012. Diluted earnings per share (EPS) of $0.82 was up 22 percent and diluted EPS excluding certain items affecting comparability of $0.86 increased 13 percent compared to the second quarter of fiscal 2012 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Net sales growth of 6 percent for the second quarter of fiscal 2013 was driven by 7 percentage points of contribution from volume growth due to new businesses. Contributions from volume excluding new businesses were flat compared to the second quarter of fiscal 2012. Unfavorable net price realization and mix decreased net sales by 1 percentage point while foreign currency exchange was flat compared to the second quarter of fiscal 2012.

Components of net sales growth

Second Quarter of Fiscal 2013 vs. Second Quarter of Fiscal 2012	U.S. Retail	International	Bakeries and Foodservice	Combined Segments
Contributions from volume growth (a)	2 pts	26 pts	-2 pts	7 pts
Net price realization and mix	Flat	-4 pts	1 pt	-1 pt
Foreign currency exchange	NA	-3 pts	NM	Flat
Net sales growth	2 pts	19 pts	-1 pt	6 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $110 million from the second quarter of fiscal 2012 to $3,140 million. Higher volume drove a $219 million increase in cost of sales. We also recorded a $17 million non-recurring expense related to the assumption of the Canadian Yoplait franchise license in the second quarter of fiscal 2013. These increases were partially offset by an $80 million decrease in cost of sales attributable to product mix. In the second quarter of fiscal 2013, we recorded a $48 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $94 million in the second quarter of fiscal 2012.

Selling, general, and administrative (SG&A) expenses increased $34 million to $911 million in the second quarter of fiscal 2013 versus the same period in fiscal 2012. The increase in SG&A expenses was primarily driven by new businesses and an increase in pension expense in the second quarter of fiscal 2013. Excluding these items, SG&A expenses decreased compared to the same period last year, including a decrease in media and advertising expense of 3 percent compared to fiscal 2012. SG&A expenses as a percent of net sales in the second quarter of fiscal 2013 were down 30 basis points compared with fiscal 2012.

Restructuring, impairment, and other exit costs were $3 million in the second quarter of fiscal 2013 and were $1 million in the same period last year. We did not undertake any new restructuring actions in the second quarter of fiscal 2013 or fiscal 2012.

Interest, net for the second quarter of fiscal 2013 totaled $76 million, a $12 million decrease from the same period of fiscal 2012. The average interest rate decreased 70 basis points, including the effect of the mix of debt, generating a $14 million decrease in net interest. Average interest bearing instruments increased $202 million, primarily from an increase in incremental borrowing to fund the acquisition of Yoki, generating a $2 million increase in net interest.

The effective tax rate for the second quarter of fiscal 2013 was 32.6 percent compared to 33.3 percent for the second quarter of fiscal 2012. The 0.7 percentage point decrease was primarily related to certain international discrete tax adjustments.

After-tax earnings from joint ventures increased to $33 million compared to $29 million in the same quarter last fiscal year, primarily driven by favorable net price realization and the timing of consumer spending at Cereal Partners Worldwide (CPW). In the second quarter of fiscal 2013, net sales for CPW increased 2 percent primarily driven by 4 percentage points of growth attributable to favorable net price realization and mix, partially offset by a 1 percentage point decrease due to unfavorable foreign currency exchange and a 1 percentage point decrease from volume declines. Net sales for our Häagen-Dazs joint venture in Japan (HDJ) increased 2 percent due to 6 percentage points of contribution from volume growth, partially offset by a 3 percentage point decrease due to unfavorable foreign currency exchange and a 1 percentage point decrease due to unfavorable net price realization and mix.

Average diluted shares outstanding decreased by 1 million in the second quarter of fiscal 2013 from the same period a year ago as the impact of share repurchases was partially offset by option exercises.

Net earnings attributable to General Mills were $542 million in the second quarter of fiscal 2013, up 22 percent from $445 million last year. Diluted EPS was $0.82 in the second quarter of fiscal 2013, up 22 percent from $0.67 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories. Diluted EPS excluding this item affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $0.86 in the second quarter of fiscal 2013, up 13 percent from $0.76 in the second quarter of fiscal 2012 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Six-month Results

For the six-month period ended November 25, 2012, net sales grew 5 percent to $8,933 million. This includes 5 percentage points of growth contributed by new businesses, primarily two additional months of activity from Yoplait S.A.S. and three months of activity from Yoki. Excluding the impact of new businesses, net sales growth was offset by unfavorable foreign currency exchange. Total segment operating profit of $1,727 million was 8 percent higher than the six-month period ended November 27, 2011. Diluted EPS of $1.64 was up 28 percent and diluted EPS excluding certain items affecting comparability of $1.52 increased 8 percent compared to the six-month period ended November 27, 2011 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Net sales growth of 5 percent for the six-month period ended November 25, 2012 was driven by 8 percentage points of contributions from volume growth due to new businesses. Contributions from volume excluding new businesses were flat compared to the same period of fiscal 2012. Unfavorable net price realization and mix decreased net sales by 2 percentage points and unfavorable foreign currency exchange decreased net sales by 1 percentage point.

Components of net sales growth

Six-Month Period Ended Nov. 25, 2012 vs. Six-Month Period Ended Nov. 27, 2011	U.S. Retail	International	Bakeries and Foodservice	Combined Segments
Contributions from volume growth (a)	Flat	34 pts	Flat	8 pts
Net price realization and mix	1 pt	-6 pts	-2 pts	-2 pts
Foreign currency exchange	NA	-6 pts	NM	-1 pt
Net sales growth	1 pt	22 pts	-2 pts	5 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $132 million from the six-month period ended November 27, 2011, to $5,562 million. Higher volume drove a $455 million increase in cost of sales. We also recorded a $17 million non-recurring expense related to the assumption of the Canadian Yoplait franchise license in the six-month period ended November 25, 2012. These increases were partially offset by a $174 million decrease in cost of sales attributable to product mix. In the six-month period ended November 25, 2012, we recorded a $34 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $132 million in the six-month period ended November 27, 2011.

SG&A expenses increased $65 million to $1,750 million in the six-month period ended November 25, 2012 versus the same period in fiscal 2012. The increase in SG&A expenses was primarily driven by new businesses and an increase in pension expense in the six-month period ended November 25, 2012. Excluding these items, SG&A expenses decreased compared to the same period last year, including a decrease in media and advertising expense of 5 percent compared to fiscal 2012. SG&A expenses as a percent of net sales in fiscal 2013 decreased 30 basis points compared with fiscal 2012.

Restructuring, impairment, and other exit costs were $12 million for the six-month period ended November 25, 2012, and $1 million for the same period of fiscal 2012. In the six-month period ended November 25, 2012, we recorded a $12 million restructuring charge primarily related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012.

Interest, net for the six-month period ended November 25, 2012, totaled $158 million, a $14 million decrease from the same period of fiscal 2012. The average interest rate decreased 50 basis points, including the effect of the mix of debt, generating a $19 million decrease in net interest. Average interest bearing instruments increased $190 million, primarily from an increase in incremental borrowing to fund the acquisition of Yoki, generating a $5 million increase in net interest.

The effective tax rate for the six-month period ended November 25, 2012, was 27.8 percent compared to 32.7 percent for the six-month period ended November 27, 2011. The 4.9 percentage point decrease was primarily related to the restructuring of our General Mills Cereals, LLC (GMC) subsidiary during the first quarter of fiscal 2013 which resulted in a $67 million decrease to deferred income tax liabilities related to the tax basis of the investment in GMC and certain distributed assets, with a corresponding discrete non-cash reduction to income taxes in the first quarter of fiscal 2013.

After-tax earnings from joint ventures for the six-month period ended November 25, 2012, totaled $56 million compared to $57 million in the same period last fiscal year. In the six-month period ended November 25, 2012, net sales for CPW decreased 4 percent due to 6 percentage points of unfavorable foreign currency exchange, partially offset by a 2 percentage point increase attributable to favorable net price realization and mix. Volume was flat compared to the same period in fiscal 2012. Net sales for HDJ increased 3 percent due to a 6 percentage point increase from volume growth, partially offset by a 2 percentage point decline from unfavorable foreign currency exchange and a 1 percentage point decline attributable to unfavorable net price realization and mix.

Average diluted shares outstanding of 666 million in the six-month period ended November 25, 2012 were flat compared to the same period a year ago, as the issuance of common stock from stock option exercises was offset by share repurchases.

Net earnings attributable to General Mills were $1,090 million in the six-month period ended November 25, 2012, up 28 percent from $850 million in the same period last year. Diluted EPS was $1.64 in the six-month period ended November 25, 2012, up 28 percent from $1.28 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories, restructuring charges reflecting employee severance expense related to our fiscal 2012 productivity and cost savings plan, and a reduction to income taxes related to the restructuring of our GMC subsidiary in the first quarter of fiscal 2013. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $1.52, up 8 percent from $1.41 in the same period of fiscal 2012 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

SEGMENT OPERATING RESULTS

Beginning with the first quarter of fiscal 2013, we realigned certain divisions within our U.S. Retail operating segment and certain geographic regions within our International operating segment. We revised the amounts previously reported in the net sales percentage change by division within our U.S. Retail segment and geographic regions within our International segment. These realignments had no effect on previously reported consolidated net sales, operating segments’ net sales, operating profit, segment operating profit, net earnings attributable to General Mills, or earnings per share.

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

U.S. Retail Segment Results

Net sales for our U.S. Retail segment of $2,985 million in the second quarter of fiscal 2013 increased 2 percentage points compared to the second quarter of fiscal 2012 due to contributions from volume growth. Contributions from net price realization and mix were flat compared to the same period a year ago. The 2 percentage point increase in net sales was primarily driven by the Snacks, Small Planet Foods, and Meals divisions, partially offset by declines in the Yoplait, Big G, and Baking Products divisions. Frozen Foods net sales were flat compared to the same period a year ago.

Net sales for our U.S. Retail operations of $5,479 million for the six-month period ended November 25, 2012 increased 1 percentage point compared to the same period in fiscal 2012, due to favorable net price realization and mix. Volume was flat compared to the same period a year ago. The 1 percentage point increase in net sales was primarily driven by the Snacks, Small Planet Foods, and Meals divisions, partially offset by declines in the Yoplait, Big G, and Frozen Foods divisions. Baking Products net sales were flat compared to the same period a year ago.

U.S. Retail Net Sales Percentage Change by Division

	Quarter Ended	Six-Month Period Ended
	Nov. 25, 2012	Nov. 25, 2012
Big G	(2)%	(2)%
Snacks	15	10
Baking Products	(1)	Flat
Frozen Foods	Flat	(3)
Yoplait	(5)	(8)
Meals	3	2
Small Planet Foods	30	41
Total	2%	1%

During the second quarter of fiscal 2013, net sales for Big G cereals declined 2 percent from last year, as growth from new items such as Peanut Butter MultiGrain Cheerios and Fiber One Nut Clusters and Almonds, along with gains by several established brands including Chex, Lucky Charms, and Cinnamon Toast Crunch, were offset by declines from other established cereals. Snacks division net sales grew 15 percent in the quarter, led by Nature Valley and Fiber One snack bar varieties and new Motts fruit-flavored snacks. Baking Products net sales declined 1 percent as growth from Betty Crocker dessert mixes, Bisquick baking mix and Pillsbury refrigerated biscuit and bread items was offset by declines from Sweet Moments refrigerated desserts and other established items. Frozen Foods net sales essentially matched year-ago levels, with Green Giant canned vegetables and Totino’s frozen snacks leading performance. Yoplait net sales were 5 percent below year-ago levels, as growth from new Yoplait Greek 100 and other Greek yogurt items was offset by sales declines on certain established product lines. Meals division net sales grew 3 percent in the second quarter, led by Old El Paso Mexican foods, side dish mixes, and Progresso soups and Recipe Starters cooking sauces. Small Planet Foods net sales were up 30 percent, reflecting growth from Cascadian Farm cereals and contributions from the Food Should Taste Good snack line acquired in fiscal 2012.

Segment operating profit increased 9 percent to $723 million in the second quarter of fiscal 2013 compared to the same period of fiscal 2012. The increase was driven by lower inflation as well as a 1 percent reduction in advertising and media expense.

Segment operating profit increased 4 percent to $1,298 million in the six-month period ended November 25, 2012, versus the same period a year ago, primarily driven by a 7 percent decrease in advertising and media expense and favorable net price realization and mix, partially offset by an increase in input costs.

International Segment Results

Net sales for our International segment of $1,381 million increased 19 percent in the second quarter of fiscal 2013 compared to the same period of fiscal 2012, including 18 percentage points of sales growth from new businesses, primarily Yoki. Volume growth contributed 26 percentage points of net sales growth, including 27 percentage points resulting from new businesses. This gain was partially offset by a decrease of 4 percentage points due to unfavorable net price realization and mix and a decrease of 3 percentage points due to unfavorable foreign currency exchange.

Net sales for our International segment were up 22 percent in the six-month period ended November 25, 2012, to $2,467 million due to contributions from new businesses, primarily two additional months of activity from Yoplait S.A.S. and three months of activity from Yoki. Excluding the impact of new businesses, net sales growth was offset by unfavorable foreign currency exchange. Volume contributed 34 percentage points of net sales growth, driven by new businesses. These gains were offset by a 6 percentage point decline due to unfavorable foreign currency exchange and a 6 percentage point decline driven by unfavorable net price realization and mix.

International Net Sales Percentage Change by Geographic Region

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Quarter Ended Nov. 25, 2012	Quarter Ended Nov. 25, 2012
Europe	Flat	3%
Canada	19%	16
Asia/Pacific	8	8
Latin America	143	168
Total	19%	22%

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Six-Month Period Ended Nov. 25, 2012	Six-Month Period Ended Nov. 25, 2012
Europe	15%	23%
Canada	21	21
Asia/Pacific	12	13
Latin America	83	99
Total	22%	28%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

For the second quarter of fiscal 2013, net sales in Europe were flat compared to the same period a year ago. Net sales in Canada increased 19 percent due to the assumption of the Canadian Yoplait franchise license, cereal growth, and favorable foreign currency exchange. In the Asia/Pacific region, net sales grew 8 percent driven by growth from Häagen-Dazs products in China, Pillsbury products and the Parampara acquisition in India, and favorable foreign currency exchange. Latin America net sales increased 143 percent primarily driven by the acquisition of Yoki in Brazil, as well as contribution from Diablitos in Venezuela and La Salteña in Argentina, partially offset by unfavorable foreign currency exchange.

Segment operating profit grew 4 percent to $139 million in the second quarter of fiscal 2013 primarily driven by sales growth and favorable foreign currency exchange, partially offset by a $17 million non-recurring expense related to the assumption of the Canadian Yoplait franchise license.

Segment operating profit grew 24 percent to $265 million in the six-month period ended November 25, 2012 primarily driven by two additional months of Yoplait S.A.S. earnings in fiscal 2013 and volume growth, partially offset by unfavorable foreign currency exchange.

Bakeries and Foodservice Segment Results

Net sales for our Bakeries and Foodservice segment decreased 1 percent to $516 million in the second quarter of fiscal 2013 compared to the same period of fiscal 2012. The decrease was driven by a 2 percentage point decline in contribution from volume, partially offset by 1 percentage point of favorable net price realization and mix.

Net sales for our Bakeries and Foodservice segment decreased 2 percent to $987 million in the six-month period ended November 25, 2012, due to 2 percentage points of unfavorable net price realization and mix, as improved product mix was offset by lower prices indexed to commodity markets. Contributions from volume were flat compared to the same period in fiscal 2012.

Segment operating profit for the second quarter of fiscal 2013 grew 24 percent to $96 million compared to the second quarter of fiscal 2012. The increase was driven by favorable net price realization and mix, lower manufacturing costs, and lower input costs.

Segment operating profit for the six-month period ended November 25, 2012, grew 18 percent to $164 million compared to the six-month period ended November 27, 2011. The increase was due to lower input costs, primarily in our milling operations, and higher grain merchandising earnings, partially offset by unfavorable net price realization and mix.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $127 million in the second quarter of fiscal 2013 compared to $155 million in the same period in fiscal 2012. In the second quarter of fiscal 2013, we recorded a $48 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $94 million net increase in expense in the second quarter of fiscal 2012. Pension expense increased $10 million in the second quarter of fiscal 2013 compared to the same quarter last year.

Unallocated corporate expense totaled $106 million in the six-month period ended November 25, 2012, compared to $243 million in the same period last year. In the six-month period ended November 25, 2012, we recorded a $34 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $132 million net increase in expense in the same period a year ago. Pension expense increased $20 million in the six-month period ended November 25, 2012, compared to the same period in fiscal 2012.

LIQUIDITY

During the six-month period ended November 25, 2012, our operations generated $1.3 billion of cash compared to $1.2 billion in the same period last year. The $161 million increase is primarily due to a $250 million increase in net earnings partially offset by a $65 million change in deferred income taxes driven by the $67 million reduction to deferred income tax liabilities as a result of the restructuring of our GMC subsidiary in the first quarter of fiscal 2013, and $33 million of cash used in our previously announced restructuring actions. The $90 million increase in current assets and liabilities primarily reflect a $307 million change in other current liabilities due to changes in consumer marketing and related accruals, partially offset by a $186 million change in inventories largely driven by grain inventory balances.

Cash used by investing activities during the six-month period ended November 25, 2012, was $1.1 billion, a $208 million decrease over the same period in fiscal 2012. In the second quarter of fiscal 2013, we acquired Yoki, a privately held food company headquartered in Sao Bernardo do Campo, Brazil, for an aggregate purchase price of $940 million, comprised of $820 million of cash, net of $31 million of cash acquired, and $120 million of non-cash consideration for debt assumed. In the first quarter of fiscal 2012 we acquired Yoplait S.A.S. and Yoplait Marques S.A.S. for an aggregate purchase price of $1.2 billion, comprised of $900 million of cash, net of $30 million of cash acquired, and $261 million of non-cash consideration for debt assumed. We invested $264 million in land, buildings, and equipment in the first half of fiscal 2013, flat to the same period last year. In addition, we received $16 million in payments from Sodiaal International (Sodiaal) in fiscal 2013 against the $132 million exchangeable note we purchased in fiscal 2012.

Cash generated by financing activities during the six-month period ended November 25, 2012, was $34 million, a decrease of $22 million compared to the same period in fiscal 2012. Cash provided by notes payable increased $744 million, primarily reflecting the use of commercial paper to fund a portion of the Yoki acquisition. In the first half of fiscal 2013, we repaid $522 million of long-term debt. We paid $268 million more for share repurchases and $35 million more in dividends in the six-month period ended November 25, 2012, compared to the same period in fiscal 2012. We also made distributions to noncontrolling and redeemable interest holders of $35 million in the first half of fiscal 2013.

As of November 25, 2012, we had $656 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and acquisitions. There is currently no intent or need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate cash held in foreign jurisdictions, we will only do so in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Nov. 25, 2012	May 27, 2012
Notes payable	$1,939.9	$526.5
Current portion of long-term debt	820.8	741.2
Long-term debt	5,571.9	6,161.9
Total debt	8,332.6	7,429.6
Redeemable interest	877.6	847.8
Noncontrolling interests	456.3	461.0
Stockholders’ equity	6,983.7	6,421.7
Total capital	$16,650.2	$15,160.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. Our commercial paper borrowings are supported by $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility expiring in April 2015 and a $1.7 billion facility expiring in April 2017. We also have $370 million in uncommitted credit lines that support our foreign operations. As of November 25, 2012, there were no amounts outstanding on the fee-paid committed credit lines and $72 million was drawn on the uncommitted lines.

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

On September 10, 2012, we repaid $521 million of 5.65 percent notes. In February 2012, we repaid $1.0 billion of 6.0 percent notes. In November 2011, we issued $1.0 billion aggregate principal amount of 3.15 percent notes due December 15, 2021. The net proceeds were used to repay a portion of our notes due February 2012, reduce our commercial paper borrowings, and for general corporate purposes. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time prior to September 15, 2021 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.

During the first quarter of fiscal 2012, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. We consolidated both entities into our consolidated financial statements. At the date of the acquisition, we recorded the $264 million fair value of Sodiaal’s 50 percent interest in Yoplait Marques S.A.S. as a noncontrolling interest, and the $904 million fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. These euro-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. As of November 25, 2012, the redemption value of the redeemable interest was $878 million which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of November 25, 2012, we were in compliance with all of these covenants.

We have $821 million of long-term debt maturing in the next 12 months that is classified as current, primarily $700 million of 5.25 percent notes that mature on August 15, 2013. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the second quarter of fiscal 2013.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2012. The accounting policies used in preparing our interim fiscal 2013 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, redeemable interest, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of November 25, 2012, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

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

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Quarter Ended		Six-Month Period Ended
Per Share Data	Nov. 25, 2012	Nov. 27, 2011	Nov. 25, 2012	Nov. 27, 2011
Diluted earnings per share, as reported	$0.82	$0.67	$1.64	$1.28
Mark-to-market effects (a)	0.04	0.09	(0.03)	0.13
Restructuring costs (b)	—	—	0.01	—
Tax item (c)	—	—	(0.10)	—
Diluted earnings per share, excluding certain items affecting comparability	$0.86	$0.76	$1.52	$1.41

(a)	Net (gain) loss from mark-to-market valuation of certain commodity positions and grain inventories. See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	Productivity and cost savings plan restructuring charges.

(c)	Reduction to income taxes related to the restructuring of our GMC subsidiary. See Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

	Quarter Ended Nov. 25, 2012
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	Flat	(3	)pts	3%
Canada	19%	3		16
Asia/Pacific	8	—		8
Latin America	143	(25)		168
Total International	19%	(3	)pts	22%

	Six-Month Period Ended Nov. 25, 2012
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	15%	(8	)pts	23%
Canada	21	—		21
Asia/Pacific	12	(1)		13
Latin America	83	(16)		99
Total International	22%	(6	)pts	28%

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

New businesses. Our consolidated results for fiscal 2013 include operating activity from the acquisitions of Yoki Alimentos S.A. in Brazil (second quarter of fiscal 2013), Yoplait Ireland (first quarter of fiscal 2013), Food Should Taste Good in the United States (fourth quarter of fiscal 2012), Parampara Foods in India (first quarter of fiscal 2013), and the assumption of the Canadian Yoplait franchise license (second quarter of fiscal 2013). Also included in the first quarter of fiscal 2013 are two additional months of results from the acquisition of Yoplait S.A.S. (first quarter of fiscal 2012). Collectively, these items are referred to as “new businesses” in comparing our fiscal 2013 results to fiscal 2012.

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

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of November 25, 2012, was $25 million and $4 million, respectively. During the six-month period ended November 25, 2012, the interest rate value-at-risk decreased by $4 million while the commodity value-at-risk remained flat compared to this measure as of May 27, 2012. The value-at-risk for interest rate instruments decreased due to reduced interest rate market volatility. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 25, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended November 25, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended November 25, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
August 27, 2012-
September 30, 2012	7,339	$39.33	7,339	66,150,165
October 1, 2012-
October 28, 2012	2,680,466	39.85	2,680,466	63,469,699
October 29, 2012-
November 25, 2012	2,504,122	39.78	2,504,122	60,965,577
Total	5,191,927	$39.81	5,191,927	60,965,577

(a)	The total number of shares purchased includes shares purchased in the open market and shares of stock withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarterly and six-month periods ended November 25, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date December 19, 2012	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date December 19, 2012	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarterly and six-month periods ended November 25, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.