Form 10-Q
period 2013-02-24
GENERAL MILLS INC
filed 2013-03-20
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 24, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of March 8, 2013: 644,657,589 (excluding 109,955,739 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and nine-month periods ended February 24, 2013, and February 26, 2012	3
	Consolidated Statements of Comprehensive Income for the quarterly and nine-month periods ended February 24, 2013, and February 26, 2012	4
	Consolidated Balance Sheets as of February 24, 2013, and May 27, 2012	5
	Consolidated Statements of Total Equity and Redeemable Interest for the nine-month period ended February 24, 2013, and the fiscal year ended May 27, 2012	6
	Consolidated Statements of Cash Flows for the nine-month periods ended February 24, 2013, and February 26, 2012	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits	44

Signatures		45

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Nine-Month Period Ended
	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012
Net sales	$4,430.6	$4,120.1	$13,363.4	$12,591.5

Cost of sales	2,907.9	2,612.7	8,470.1	8,042.9

Selling, general, and administrative expenses	874.5	838.7	2,624.1	2,523.3

Restructuring, impairment, and other exit costs	6.1	0.1	18.0	0.9

Operating profit	642.1	668.6	2,251.2	2,024.4

Interest, net	76.6	96.0	235.1	268.6

Earnings before income taxes and after-tax earnings from joint ventures	565.5	572.6	2,016.1	1,755.8

Income taxes	174.2	187.3	577.7	574.2

After-tax earnings from joint ventures	21.3	15.5	77.3	72.7

Net earnings, including earnings attributable to redeemable and noncontrolling interests	412.6	400.8	1,515.7	1,254.3

Net earnings attributable to redeemable and noncontrolling interests	14.2	9.3	26.8	12.4

Net earnings attributable to General Mills	$398.4	$391.5	$1,488.9	$1,241.9

Earnings per share - basic	$0.61	$0.61	$2.29	$1.92

Earnings per share - diluted	$0.60	$0.58	$2.24	$1.86

Dividends per share	$0.330	$0.305	$0.990	$0.915

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Nine-Month Period Ended
	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$412.6	$400.8	$1,515.7	$1,254.3

Other comprehensive income (loss), net of tax:

Foreign currency translation	14.0	102.5	138.5	(201.3)

Other fair value changes:
Securities	0.2	0.5	0.6	0.1
Hedge derivatives	22.7	(11.0)	18.7	(49.4)

Reclassification to earnings:
Hedge derivatives	3.2	3.1	13.6	7.4
Amortization of losses and prior service costs	24.6	20.4	74.1	61.3

Other comprehensive income (loss), net of tax	64.7	115.5	245.5	(181.9)

Total comprehensive income	477.3	516.3	1,761.2	1,072.4

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	19.6	32.1	72.6	(68.4)

Comprehensive income attributable to General Mills	$457.7	$484.2	$1,688.6	$1,140.8

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Feb. 24, 2013	May 27, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$751.2	$471.2
Receivables	1,591.5	1,323.6
Inventories	1,606.4	1,478.8
Deferred income taxes	87.6	59.7
Prepaid expenses and other current assets	329.1	358.1

Total current assets	4,365.8	3,691.4

Land, buildings, and equipment	3,806.8	3,652.7
Goodwill	8,665.7	8,182.5
Other intangible assets	5,060.4	4,704.9
Other assets	894.7	865.3

Total assets	$22,793.4	$21,096.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,186.0	$1,148.9
Current portion of long-term debt	744.0	741.2
Notes payable	682.7	526.5
Other current liabilities	1,669.9	1,426.6

Total current liabilities	4,282.6	3,843.2

Long-term debt	6,631.9	6,161.9
Deferred income taxes	1,202.4	1,171.4
Other liabilities	2,212.9	2,189.8

Total liabilities	14,329.8	13,366.3

Redeemable interest	984.2	847.8

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,168.6	1,308.4
Retained earnings	10,795.8	9,958.5
Common stock in treasury, at cost, shares of 110.3 and 106.1	(3,479.2)	(3,177.0)
Accumulated other comprehensive loss	(1,544.0)	(1,743.7)

Total stockholders’ equity	7,016.7	6,421.7

Noncontrolling interests	462.7	461.0

Total equity	7,479.4	6,882.7

Total liabilities and equity	$22,793.4	$21,096.8

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 29, 2011	754.6	$75.5	$1,319.8	(109.8)	$(3,210.3)	$9,191.3	$(1,010.8)	$246.7	$6,612.2
Total comprehensive income (loss)						1,567.3	(732.9)	(44.3)	790.1	$(86.1)
Cash dividends declared ($1.22 per share)						(800.1)			(800.1)
Shares purchased				(8.3)	(313.0)				(313.0)
Stock compensation plans (includes income tax benefits of $63.1)			3.2	12.0	346.3				349.5
Unearned compensation related to restricted stock unit awards			(93.4)						(93.4)
Earned compensation			108.3						108.3
Addition of redeemable and noncontrolling interest from acquisitions								263.8	263.8	904.4
Increase (decrease) in fair value of redeemable interest			(29.5)						(29.5)	29.5
Distributions to noncontrolling interest holders								(5.2)	(5.2)

Balance as of May 27, 2012	754.6	75.5	1,308.4	(106.1)	(3,177.0)	9,958.5	(1,743.7)	461.0	6,882.7	847.8
Total comprehensive income						1,488.9	199.7	23.8	1,712.4	48.8
Cash dividends declared ($0.99 per share)						(651.6)			(651.6)
Shares purchased				(18.7)	(744.8)				(744.8)
Stock compensation plans (includes income tax benefits of $89.8)			(38.6)	14.5	442.6				404.0
Unearned compensation related to restricted stock unit awards			(79.6)						(79.6)
Earned compensation			82.2						82.2
Increase (decrease) in fair value of redeemable interest			(103.8)						(103.8)	103.8
Distributions to noncontrolling and redeemable interest holders								(22.1)	(22.1)	(16.2)
Balance as of Feb. 24, 2013	754.6	$75.5	$1,168.6	(110.3)	$(3,479.2)	$10,795.8	$(1,544.0)	$462.7	$7,479.4	$984.2

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Nine-Month Period Ended
	Feb. 24, 2013	Feb. 26, 2012
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,515.7	$1,254.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	432.3	398.8
After-tax earnings from joint ventures	(77.3)	(72.7)
Distributions of earnings from joint ventures	65.1	43.2
Stock-based compensation	82.2	88.4
Deferred income taxes	(25.0)	49.9
Tax benefit on exercised options	(89.8)	(58.7)
Pension and other postretirement benefit plan contributions	(17.6)	(15.5)
Pension and other postretirement benefit plan costs	97.8	58.4
Restructuring, impairment, and other exit costs	(47.8)	(2.6)
Changes in current assets and liabilities, excluding the effects of acquisitions	264.5	66.7
Other, net	(54.4)	(148.6)

Net cash provided by operating activities	2,145.7	1,661.6

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(412.2)	(423.9)
Acquisitions, net of cash acquired	(900.8)	(900.1)
Investments in affiliates, net	(3.2)	(22.1)
Proceeds from disposal of land, buildings, and equipment	22.3	1.4
Exchangeable note	16.2	(131.6)
Other, net	(3.5)	6.6

Net cash used by investing activities	(1,281.2)	(1,469.7)

Cash Flows - Financing Activities
Change in notes payable	36.0	384.9
Issuance of long-term debt	1,000.0	1,390.5
Payment of long-term debt	(541.9)	(1,439.3)
Proceeds from common stock issued on exercised options	257.6	208.5
Tax benefit on exercised options	89.8	58.7
Purchases of common stock for treasury	(744.8)	(312.5)
Dividends paid	(651.6)	(599.5)
Distributions to noncontrolling and redeemable interest holders	(38.3)	(4.4)
Other, net	(6.1)	(8.4)

Net cash used by financing activities	(599.3)	(321.5)

Effect of exchange rate changes on cash and cash equivalents	14.8	(4.7)

Increase (decrease) in cash and cash equivalents	280.0	(134.3)
Cash and cash equivalents - beginning of year	471.2	619.6

Cash and cash equivalents - end of period	$751.2	$485.3

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(176.8)	$(115.0)
Inventories	(19.7)	111.8
Prepaid expenses and other current assets	49.0	146.4
Accounts payable	63.7	(76.8)
Other current liabilities	348.3	0.3

Changes in current assets and liabilities	$264.5	$66.7

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarterly and nine-month periods ended February 24, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2013.

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

(2) Acquisitions

On August 1, 2012, we acquired Yoki Alimentos S.A. (Yoki), a privately held food company headquartered in Sao Bernardo do Campo, Brazil, for an aggregate purchase price of $939.8 million, including $88.8 million of non-cash consideration for net debt assumed. Yoki operates in several food categories, including snacks, convenient meals, basic foods, and seasonings. We consolidated Yoki into our Consolidated Balance Sheets and recorded goodwill of $366.6 million. Indefinite lived intangible assets acquired include brands of $253.0 million. Finite lived intangible assets acquired primarily include customer relationships of $17.5 million. As of the date of the acquisition, the pro forma effects of this acquisition were not material.

We have conducted a preliminary assessment of certain assets and liabilities related to the acquisition of Yoki. We are continuing our review of these items during the measurement period, and if new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of these items. During the third quarter of fiscal 2013, we recorded adjustments to certain purchase accounting assets and liabilities that resulted in an $8.3 million net increase in goodwill.

During the first quarter of fiscal 2012, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. from PAI Partners and Sodiaal International (Sodiaal) for an aggregate purchase price of $1.2 billion, including $261.3 million of non-cash consideration for debt assumed. We consolidated both entities into our Consolidated Balance Sheets and recorded goodwill of $1.5 billion. Indefinite lived intangible assets acquired primarily include brands of $476.0 million. Finite lived intangible assets acquired primarily include franchise agreements of $440.2 million and customer relationships of $107.3 million. In addition, we purchased a zero coupon exchangeable note due in 2016 from Sodiaal with a notional amount of $131.6 million and a fair value of $110.9 million. As of February 24, 2013, $16.2 million of the exchangeable note has been repaid. The pro forma effects of this acquisition were not material.

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring, impairment, and other exit costs were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012
Charges associated with restructuring actions previously announced	$6.1	$0.1	$18.0	$0.9
Total	$6.1	$0.1	$18.0	$0.9

During the nine-month period ended February 24, 2013, we recorded a $16.7 million restructuring charge related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012. The plan was designed to improve organizational effectiveness and focus on key growth strategies, and included organizational changes to strengthen business alignment and actions to accelerate administrative efficiencies across all of our operating segments and support functions. During the nine-month period ended February 24, 2013, we recorded restructuring charges of $13.9 million related to our International segment, $2.0 million related to our U.S. Retail segment, and $0.8 million related to our Bakeries and Foodservice segment. In the nine-month period ended February 24, 2013, we paid $65.8 million in cash related to these restructuring actions. These restructuring actions are expected to be completed by the end of fiscal 2014.

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 27, 2012	$83.1	$2.7	$0.1	$85.9
2013 charges, including foreign currency translation	8.7	—	—	8.7
Utilized in 2013	(59.6)	(2.7)	—	(62.3)
Reserve balance as of Feb. 24, 2013	$32.2	$—	$0.1	$32.3

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Feb. 24, 2013	May 27, 2012
Goodwill	$8,665.7	$8,182.5
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,526.2	4,217.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	616.0	544.7
Less accumulated amortization	(81.8)	(56.9)

Intangible assets subject to amortization	534.2	487.8

Other intangible assets	5,060.4	4,704.9

Total	$13,726.1	$12,887.4

Based on the carrying value of finite-lived intangible assets as of February 24, 2013, annual amortization expense for each of the next five fiscal years is estimated to be approximately $31 million.

The changes in the carrying amount of goodwill during fiscal 2013 were as follows:

In Millions	U.S. Retail	International	Bakeries and Foodservice	Joint Ventures	Total
Balance as of May 27, 2012	$5,813.2	$989.9	$921.1	$458.3	$8,182.5
Acquisitions	28.2	374.1	—	—	402.3
Purchase accounting adjustments (a)	—	8.3	—	—	8.3
Other activity, primarily foreign currency translation	—	47.9	—	24.7	72.6
Balance as of Feb. 24, 2013	$5,841.4	$1,420.2	$921.1	$483.0	$8,665.7

(a)	See Note 2.

The changes in the carrying amount of other intangible assets during fiscal 2013 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 27, 2012	$3,297.0	$1,344.1	$63.8	$4,704.9
Acquisitions	20.0	290.7	—	310.7
Other activity, primarily foreign currency translation	(3.4)	48.8	(0.6)	44.8
Balance as of Feb. 24, 2013	$3,313.6	$1,683.6	$63.2	$5,060.4

(5) Inventories

The components of inventories were as follows:

In Millions	Feb. 24, 2013	May 27, 2012
Raw materials and packaging	$400.5	$334.4
Finished goods	1,239.6	1,211.8
Grain	185.4	155.3
Excess of FIFO over LIFO cost	(219.1)	(222.7)
Total	$1,606.4	$1,478.8

(6) Financial Instruments, Risk Management Activities, and Fair Values

Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of February 24, 2013, and May 27, 2012, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
In Millions	Feb. 24, 2013	May 27, 2012	Feb. 24, 2013	May 27, 2012	Feb. 24, 2013	May 27, 2012	Feb. 24, 2013	May 27, 2012
Available-for-sale:
Debt securities	$67.8	$52.2	$68.0	$52.3	$0.2	$0.1	$—	$—
Equity securities	1.8	1.8	6.1	5.3	4.3	3.5	—	—
Total	$69.6	$54.0	$74.1	$57.6	$4.5	$3.6	$—	$—

For the third quarter of fiscal 2013, there were no gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive loss (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available-for-Sale
In Millions	Cost	Market Value
Under 1 year (current)	$63.8	$63.9
From 1 to 3 years	1.9	1.9
From 4 to 7 years	2.1	2.2
Equity securities	1.8	6.1
Total	$69.6	$74.1

Marketable securities with a market value of $2.3 million as of February 24, 2013, were pledged as collateral for certain derivative contracts.

The fair values and carrying amounts of long-term debt, including the current portion, were $8,072.3 million and $7,375.9 million, respectively, as of February 24, 2013. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Unallocated corporate items for the quarterly and nine-month periods ended February 24, 2013, and February 26, 2012, included:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012
Net gain (loss) on mark-to-market valuation of commodity positions	$(21.9)	$20.5	$14.4	$(88.0)
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	2.1	23.3	(1.3)	22.5
Net mark-to-market revaluation of certain grain inventories	(5.3)	2.6	(4.5)	(20.2)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(25.1)	$46.4	$8.6	$(85.7)

As of February 24, 2013, the net notional value of commodity derivatives was $188.5 million, of which $96.8 million related to energy inputs and $91.7 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 18 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the quarterly and nine-month periods ended February 24, 2013.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the quarter ended February 24, 2013 and a gain of $1.2 million for the nine-month period ended February 24, 2013.

During the third quarter of fiscal 2013, we entered into swaps to convert $250.0 million of 0.875 percent fixed-rate notes due January 29, 2016, to floating rates.

During the second quarter of fiscal 2013, in advance of a planned debt refinancing, we entered into $200.0 million of treasury locks with an average fixed rate of 2.82 percent. All of these treasury locks were cash settled for $11.8 million during the third quarter of fiscal 2013, coincident with the issuance of our $500.0 million 30-year fixed-rate notes. As of February 24, 2013, an $11.8 million pre-tax gain remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the fourth quarter of fiscal 2011, first quarter of fiscal 2012 and second quarter of fiscal 2012, we entered into $500.0 million, $300.0 million, and $200.0 million of forward starting swaps with average fixed rates of 3.9 percent, 2.7 percent, and 2.4 percent, respectively, in advance of a planned debt financing. All of these forward starting swaps were cash settled for $100.4 million coincident with the issuance of our $1.0 billion 10-year fixed rate notes in November 2011. As of February 24, 2013, an $87.2 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the fourth quarter of fiscal 2011, we entered into swaps to convert $300.0 million of 1.55 percent fixed-rate notes due May 16, 2014, to floating rates.

As of February 24, 2013, a $15.3 million pre-tax loss on cash settled interest rate derivatives for our $500.0 million 30-year fixed rate notes issued June 1, 2010 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

As of February 24, 2013, a $8.8 million pre-tax loss on cash settled interest rate swaps for our $1.0 billion 10-year fixed rate notes issued January 24, 2007 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate swaps. Average floating rates are based on rates as of the end of the reporting period.

In Millions	Feb. 24, 2013	May 27, 2012
Pay-floating swaps - notional amount	$550.0	$834.6
Average receive rate	1.1%	1.7%
Average pay rate	0.4%	0.3%

The swap contracts mature at various dates from fiscal 2014 to 2016 as follows:

In Millions	Pay Floating	Pay Fixed
2014	$300.0	$—
2015	—	—
2016	250.0	—
Total	$550.0	$—

Foreign Exchange Risk. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, intercompany loans, product shipments, and foreign-denominated commercial paper. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Swiss franc, and Mexican peso. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-denominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency of the entity with foreign exchange exposure; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.

As of February 24, 2013, the net notional value of foreign exchange derivatives was $939.6 million. The amount of hedge ineffectiveness was less than $1 million for the quarterly and nine-month periods ended February 24, 2013.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of February 24, 2013, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.

Equity Instruments. Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of February 24, 2013, the net notional value of our equity swaps was $53.8 million. These swap contracts mature in fiscal 2014.

Fair Value Measurements and Financial Statement Presentation

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of February 24, 2013 and May 27, 2012, were as follows:

	Feb. 24, 2013				Feb. 24, 2013
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$3.6	$—	$3.6	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	20.5	—	20.5	—	(1.6)	—	(1.6)
Total	—	24.1	—	24.1	—	(1.6)	—	(1.6)

Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	5.6	—	5.6	—	(0.4)	—	(0.4)
Equity contracts (a) (e)	—	—	—	—	—	(0.3)	—	(0.3)
Commodity contracts (c) (e)	0.2	4.7	—	4.9	—	(12.6)	—	(12.6)
Grain contracts (c) (e)	—	9.4	—	9.4	—	(31.1)	—	(31.1)
Total	0.2	19.7	—	19.9	—	(44.4)	—	(44.4)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	6.1	68.0	—	74.1	—	—	—	—
Total	6.1	68.0	—	74.1	—	—	—	—

Total assets, liabilities, and derivative positions recorded at fair value	$6.3	$111.8	$—	$118.1	$—	$(46.0)	$—	$(46.0)

(a)	These contracts and investments are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

	May 27, 2012				May 27, 2012
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$5.7	$—	$5.7	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	11.5	—	11.5	—	(18.8)	—	(18.8)
Total	—	17.2	—	17.2	—	(18.8)	—	(18.8)

Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	0.5	—	0.5	—	—	—	—
Foreign exchange contracts (c) (d)	—	6.6	—	6.6	—	(1.1)	—	(1.1)
Equity contracts (a) (e)	—	—	—	—	—	(0.1)	—	(0.1)
Commodity contracts (c) (e)	8.0	1.0	—	9.0	—	(15.1)	—	(15.1)
Grain contracts (c) (e)	—	8.3	—	8.3	—	(20.6)	—	(20.6)
Total	8.0	16.4	—	24.4	—	(36.9)	—	(36.9)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.3	52.3	—	57.6	—	—	—	—
Total	5.3	52.3	—	57.6	—	—	—	—

Total assets, liabilities, and derivative positions recorded at fair value	$13.3	$85.9	$—	$99.2	$—	$(55.7)	$—	$(55.7)

(a)	These contracts and investments are recorded as other assets or as other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the quarterly and nine-month periods ended February 24, 2013 and February 26, 2012, were as follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012
Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$10.2	$—	$22.3	$(13.0)	$—	$—	$—	$—	$32.5	$(13.0)

Amount of loss reclassified from AOCI into earnings (a) (b)	(3.1)	(3.1)	(1.4)	(1.7)	—	—	—	—	(4.5)	(4.8)

Amount of gain (loss) recognized in earnings (c)	0.2	—	0.2	(2.4)	—	—	—	—	0.4	(2.4)

Derivatives in Fair Value Hedging Relationships:

Amount of net loss recognized in earnings (d)	—	(0.5)	—	—	—	—	—	—	—	(0.5)

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	7.0	(15.8)	4.0	2.3	(21.9)	20.5	(10.9)	7.0

(a)	Effective portion.

(b)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012
Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$11.8	$(78.6)	$16.3	$(2.0)	$—	$—	$—	$—	$28.1	$(80.6)

Amount of loss reclassified from AOCI into earnings (a) (b)	(9.4)	(5.0)	(9.4)	(6.8)	—	—	—	—	(18.8)	(11.8)

Amount of gain (loss) recognized in earnings (c)	—	(0.5)	0.3	(2.4)	—	—	—	—	0.3	(2.9)

Derivatives in Fair Value Hedging Relationships:

Amount of net gain (loss) recognized in earnings (d)	1.2	(0.7)	—	—	—	—	—	—	1.2	(0.7)

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	8.7	2.1	8.2	2.3	14.4	(88.0)	31.3	(83.6)

(a)	Effective portion.

(b)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of February 24, 2013, totaled $61.8 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized gains from foreign currency cash flow hedges recorded in AOCI as of February 24, 2013, were $14.6 million after-tax. The net amount of pre-tax gains and losses in AOCI as of February 24, 2013, that we expect to be reclassified into net earnings within the next 12 months is $4.6 million of income.

Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on February 24, 2013, was $8.7 million. We would be required to post this amount of collateral to the counterparties if the contingent features were triggered.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $27.2 million against which we do not hold any collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 24, 2013, $120.2 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Feb. 24, 2013	May 27, 2012
U.S. commercial paper	$596.7	$412.0
Financial institutions	86.0	114.5
Total	$682.7	$526.5

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We have $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility scheduled to expire in April 2015 and a $1.7 billion facility scheduled to expire in April 2017. We also have $364.9 million in uncommitted credit lines that support our foreign operations. As of February 24, 2013, there were no amounts outstanding on the fee-paid committed credit lines and $86.0 million was drawn on the uncommitted lines.

In January 2013, we issued $750.0 million aggregate principal amount of fixed rate notes. The issuance consisted of $250.0 million 0.875 percent notes due January 29, 2016 and $500.0 million 4.15 percent notes due February 15, 2043. Interest on the fixed-rate notes is payable semi-annually in arrears. The fixed rate notes due January 29, 2016 may be redeemed in whole, or in part, at our option at any time for a specified make whole amount. The fixed rate notes due February 15, 2043 may be redeemed in whole, or in part, at our option at any time prior to August 15, 2042 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to reduce our commercial paper borrowings.

In January 2013, we issued $250.0 million floating rate notes due January 29, 2016. The floating-rate notes bear interest equal to three-month LIBOR plus 30 basis points, subject to quarterly reset. Interest on the floating-rate notes is payable quarterly in arrears. The floating rate notes are not redeemable prior to maturity. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to reduce our commercial paper borrowings.

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

Certain of our long-term debt agreements contain restrictive covenants. As of February 24, 2013, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. On the acquisition date in fiscal 2012, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us once per year at fair value up to a maximum of 9 years. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement. As of February 24, 2013, the redemption value of the euro-denominated redeemable interest was $984.2 million.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $200.0 million for the nine-month period ended February 24, 2013, and $178.2 million for the nine-month period ended February 26, 2012.

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

During the nine-month period ended February 24, 2013, we paid $32.5 million of dividends to Sodiaal under the terms of the Yoplait S.A.S. and Yoplait Marques shareholder agreements.

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

Our noncontrolling interests contain restrictive covenants. As of February 24, 2013, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following table provides details of total comprehensive income (loss):

	Quarter Ended Feb. 24, 2013					Quarter Ended Feb. 26, 2012
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$398.4	$4.2	$10.0			$391.5	$2.7	$6.6
Other comprehensive income (loss):
Foreign currency translation	$11.2	$—	11.2	5.9	(3.1)	$79.0	$—	79.0	5.5	18.0
Other fair value changes:
Securities	0.3	(0.1)	0.2	—	—	0.9	(0.4)	0.5	—	—
Hedge derivatives	29.7	(9.1)	20.6	—	2.1	(11.0)	1.5	(9.5)	—	(1.5)
Reclassification to earnings:
Hedge derivatives (a)	3.7	(1.0)	2.7	—	0.5	3.7	(1.4)	2.3	—	0.8
Amortization of losses and prior service costs (b)	39.9	(15.3)	24.6	—	—	32.9	(12.5)	20.4	—	—
Other comprehensive income (loss)	$84.8	$(25.5)	59.3	5.9	(0.5)	$105.5	$(12.8)	92.7	5.5	17.3
Total comprehensive income			$457.7	$10.1	$9.5			$484.2	$8.2	$23.9

(a)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Nine-Month Period Ended Feb. 24, 2013					Nine-Month Period Ended Feb. 26, 2012
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,488.9	$6.5	$20.3			$1,241.9	$3.6	$8.8
Other comprehensive income (loss):
Foreign currency translation	$96.9	$—	96.9	17.3	24.3	$(121.6)	$—	(121.6)	(26.8)	(52.9)
Other fair value changes:
Securities	0.8	(0.2)	0.6	—	—	0.2	(0.1)	0.1	—	—
Hedge derivatives	25.3	(8.7)	16.6	—	2.1	(78.1)	30.6	(47.5)	—	(1.9)
Reclassification to earnings:
Hedge derivatives (a)	15.9	(4.4)	11.5	—	2.1	10.7	(4.1)	6.6	—	0.8
Amortization of losses and prior service costs (b)	119.9	(45.8)	74.1	—	—	98.7	(37.4)	61.3	—	—
Other comprehensive income (loss)	$258.8	$(59.1)	199.7	17.3	28.5	$(90.1)	$(11.0)	(101.1)	(26.8)	(54.0)
Total comprehensive income (loss)			$1,688.6	$23.8	$48.8			$1,140.8	$(23.2)	$(45.2)

(a)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Feb. 24, 2013	May 27, 2012
Foreign currency translation adjustments	$379.8	$282.9
Unrealized gain (loss) from:
Securities	2.4	1.8
Hedge derivatives	(47.2)	(75.3)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,874.0)	(1,945.9)
Prior service costs	(5.0)	(7.2)
Accumulated other comprehensive loss	$(1,544.0)	$(1,743.7)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 78 to 80 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012
Compensation expense related to stock-based payments	$40.5	$31.3	$114.1	$115.2

As of February 24, 2013, unrecognized compensation expense related to non-vested stock options and restricted stock units was $130.7 million. This expense will be recognized over 19 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month Period Ended
In Millions	Feb. 24, 2013	Feb. 26, 2012
Net cash proceeds	$257.6	$208.5
Intrinsic value of options exercised	$247.4	$138.4

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended
	Feb. 24, 2013	Feb. 26, 2012
Estimated fair values of stock options granted	$3.65	$5.88
Assumptions:
Risk-free interest rate	1.6%	2.9%
Expected term	9.0 years	8.5 years
Expected volatility	17.3%	17.6%
Dividend yield	3.5%	3.3%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 27, 2012	60,942.7	$27.96
Granted	3,407.7	38.15
Exercised	(14,473.2)	23.34
Forfeited or expired	(131.3)	33.91
Outstanding as of Feb. 24, 2013	49,745.9	$29.99	5.15	$780.2
Exercisable as of Feb. 24, 2013	31,335.6	$27.48	3.71	$570.0

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 27, 2012	8,551.8	$33.79	397.1	$32.68	3,991.5	$31.58
Granted	2,327.8	38.36	74.5	38.15	—	—
Vested	(2,402.5)	31.73	(66.7)	31.68	(1,604.4)	31.64
Forfeited	(313.5)	36.34	(7.7)	35.65	(60.8)	32.57
Non-vested as of Feb. 24, 2013	8,163.6	$35.76	397.2	$35.51	2,326.3	$30.68

The total grant-date fair value of restricted stock unit awards that vested in the nine-month period ended February 24, 2013 was $129.1 million, and restricted stock units with a grant-date fair value of $98.2 million vested in the nine-month period ended February 26, 2012.

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Nine-Month Period Ended
In Millions, Except per Share Data	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012
Net earnings attributable to General Mills	$398.4	$391.5	$1,488.9	$1,241.9

Average number of common shares - basic EPS	648.5	647.9	649.0	647.4
Incremental share effect from: (a)
Stock options	10.9	14.4	11.7	14.5
Restricted stock, restricted stock units, and other	5.7	5.0	5.0	4.6
Average number of common shares - diluted EPS	665.1	667.3	665.7	666.5

Earnings per share - basic	$0.61	$0.61	$2.29	$1.92
Earnings per share - diluted	$0.60	$0.58	$2.24	$1.86

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012
Anti-dilutive stock options and restricted stock units	—	2.8	9.6	5.7

(12) Share Repurchases

During the third quarter of fiscal 2013, we repurchased 6.4 million shares of common stock for an aggregate purchase price of $265.6 million. During the nine-month period ended February 24, 2013, we repurchased 18.7 million shares of common stock for an aggregate purchase price of $744.8 million.

During the third quarter of fiscal 2012, we repurchased 2.6 million shares of common stock for an aggregate purchase price of $101.7 million. During the nine-month period ended February 26, 2012, we repurchased 8.3 million shares of common stock for an aggregate purchase price of $312.5 million.

(13) Statements of Cash Flows

During the nine-month period ended February 24, 2013, we made net cash interest payments of $266.8 million, compared to $296.6 million in the same period last year. Also, in the nine-month period ended February 24, 2013, we made tax payments of $491.3 million, compared to $508.5 million in the same period last year. In addition, in the second quarter of fiscal 2013, we acquired Yoki for $939.8 million, including $119.9 million of non-cash consideration for debt assumed. In the first quarter of fiscal 2012, we acquired interests in Yoplait S.A.S. and Yoplait Marques S.A.S. for $1.2 billion, including $261.3 million of non-cash consideration for debt assumed.

(14) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment expense were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012
Service cost	$31.1	$28.6	$5.2	$4.5	$1.9	$1.8
Interest cost	59.4	59.5	13.0	13.9	1.1	1.2
Expected return on plan assets	(107.0)	(110.0)	(8.0)	(8.9)	—	—
Amortization of losses	33.9	27.0	4.3	3.7	0.5	0.4
Amortization of prior service costs (credits)	1.6	2.1	(0.9)	(0.9)	0.5	0.6
Other adjustments	—	—	—	—	2.8	2.3
Net expense	$19.0	$7.2	$13.6	$12.3	$6.8	$6.3

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012
Service cost	$93.4	$85.7	$15.8	$13.5	$5.8	$5.6
Interest cost	178.1	178.5	38.9	41.7	3.3	3.6
Expected return on plan assets	(321.2)	(330.2)	(24.1)	(26.6)	—	—
Amortization of losses	101.9	81.1	12.9	10.9	1.6	1.3
Amortization of prior service costs (credits)	4.7	6.4	(2.6)	(2.6)	1.4	1.6
Other adjustments	—	—	—	—	8.3	6.9
Net expense	$56.9	$21.5	$40.9	$36.9	$20.4	$19.0

(15) Contingencies

We are party to various pending or threatened legal actions in the ordinary course of our business. In our opinion, there were no claims or litigation pending as of February 24, 2013, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. These matters include a class action lawsuit filed on January 14, 2010, in the United States District Court, Central District of California, alleging that we made false and misleading claims about the digestive health benefits of our YoPlus yogurt product. We believe that we have meritorious defenses against these allegations and will vigorously defend our position.

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

Our operating segment results were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012
Net sales:
U.S. Retail	$2,664.6	$2,609.4	$8,143.5	$8,058.0
International	1,296.1	1,041.3	3,762.8	3,060.9
Bakeries and Foodservice	469.9	469.4	1,457.1	1,472.6
Total	$4,430.6	$4,120.1	$13,363.4	$12,591.5
Operating profit:
U.S. Retail	$577.3	$512.5	$1,875.6	$1,759.1
International	96.1	96.0	361.1	310.2
Bakeries and Foodservice	75.4	66.5	239.3	205.7
Total segment operating profit	748.8	675.0	2,476.0	2,275.0
Unallocated corporate items	100.6	6.3	206.8	249.7
Restructuring, impairment, and other exit costs	6.1	0.1	18.0	0.9
Operating profit	$642.1	$668.6	$2,251.2	$2,024.4

(18) New Accounting Pronouncements

In the third quarter of fiscal 2013 we adopted new accounting guidance intended to simplify indefinite-lived intangible asset impairment testing. Entities are allowed to perform a qualitative assessment of indefinite-lived intangible asset impairment to determine whether a quantitative assessment is necessary. We adopted this guidance for our annual indefinite-lived intangible asset impairment test for fiscal 2013, which was conducted as of the first day of the third quarter. The adoption of this guidance did not have an impact on our results of operations or financial position.

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

Our consolidated results for fiscal 2013 include operating activity from the acquisitions of Yoki Alimentos S.A. (Yoki) in Brazil, Yoplait Ireland, Food Should Taste Good in the United States and Parampara Foods in India, and the assumption of the Canadian Yoplait franchise license (Yoplait Canada). Also included in the first quarter of fiscal 2013 are two additional months of results from the acquisition of Yoplait S.A.S. Collectively, these items are referred to as “new businesses.”

CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter Results

For the third quarter of fiscal 2013, net sales grew 8 percent to $4,431 million. This includes 6 percentage points of growth contributed by new businesses, primarily Yoki and Yoplait Canada. Excluding the impact of new businesses, net sales grew 2 percent for the third quarter of fiscal 2013. Total segment operating profit of $749 million was 11 percent higher than the third quarter of fiscal 2012. Diluted earnings per share (EPS) of $0.60 was up 3 percent and diluted EPS excluding certain items affecting comparability of $0.64 increased 16 percent compared to the third quarter of fiscal 2012 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Net sales growth of 8 percent for the third quarter of fiscal 2013 was primarily driven by 9 percentage points of contribution from volume growth, largely due to new businesses. Volume growth excluding new businesses contributed 1 percentage point of net sales growth compared to the third quarter of fiscal 2012. Unfavorable net price realization and mix decreased net sales by 1 percentage point while foreign currency exchange did not have a material impact on net sales growth in the third quarter of fiscal 2013.

Components of net sales growth

Third Quarter of Fiscal 2013 vs. Third Quarter of Fiscal 2012	U.S. Retail	International	Bakeries and Foodservice	Combined Segments
Contributions from volume growth (a)	Flat	33 pts	-1 pt	9 pts
Net price realization and mix	2 pts	-8 pts	1 pt	-1 pt
Foreign currency exchange	NA	-1 pt	NM	Flat
Net sales growth	2 pts	24 pts	Flat	8 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $295 million from the third quarter of fiscal 2012 to $2,908 million. Higher volume drove a $239 million increase in cost of sales. In the third quarter of fiscal 2013, we recorded a $25 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $46 million in the third quarter of fiscal 2012. The volume and mark-to-market related cost increases were partially offset by a $15 million decrease in cost of sales attributable to product mix.

Selling, general, and administrative (SG&A) expenses increased $35 million to $874 million in the third quarter of fiscal 2013 versus the same period in fiscal 2012. The increase in SG&A expenses was primarily driven by new businesses and an increase in pension expense. In addition, we recorded a $9 million foreign exchange loss resulting from the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary following the devaluation of the bolivar in the third quarter of fiscal 2013. Excluding these items, SG&A expenses decreased compared to the same period last year, including a 2 percent decrease in media and advertising expense compared to fiscal 2012. SG&A expenses as a percent of net sales in the third quarter of fiscal 2013 were down 70 basis points compared with fiscal 2012.

Restructuring, impairment, and other exit costs were $6 million in the third quarter of fiscal 2013 compared to less than $1 million in the same period last year. We did not undertake any new restructuring actions in the third quarter of fiscal 2013 or fiscal 2012.

Interest, net for the third quarter of fiscal 2013 totaled $77 million, a $19 million decrease from the same period of fiscal 2012. The average interest rate decreased 112 basis points, including the effect of the mix of debt, generating a $20 million decrease in net interest. Average interest bearing instruments increased $47 million, primarily from an increase in incremental borrowing to fund the acquisition of Yoki, generating a $1 million increase in net interest.

The effective tax rate for the third quarter of fiscal 2013 was 30.8 percent compared to 32.7 percent for the third quarter of fiscal 2012. The 1.9 percentage point decrease was primarily due to domestic audit settlements and the effect of federal legislation passed in the United States during the third quarter of fiscal 2013.

After-tax earnings from joint ventures increased to $21 million compared to $16 million in the same quarter last fiscal year, primarily driven by a one-time expense associated with the closure of shops in the third quarter of fiscal 2012 and volume growth and margin expansion from our Häagen-Dazs joint venture in Japan (HDJ). In the third quarter of fiscal 2013, net sales for Cereal Partners Worldwide (CPW) increased 3 percent primarily driven by a 2 percentage point increase due to favorable foreign currency exchange and a 1 percentage point increase from volume growth. Net price realization and mix was flat compared to the same quarter of fiscal 2012. Net sales for HDJ decreased 9 percent due to a 14 percentage point decrease from unfavorable foreign currency exchange and a 3 percentage point decrease due to unfavorable net price realization and mix, partially offset by 8 percentage points of contribution from volume growth.

Average diluted shares outstanding decreased by 2 million in the third quarter of fiscal 2013 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Net earnings attributable to General Mills were $398 million in the third quarter of fiscal 2013, up 2 percent from $392 million last year. Diluted EPS was $0.60 in the third quarter of fiscal 2013, up 3 percent from $0.58 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories, restructuring charges reflecting employee severance expense related to our fiscal 2012 productivity and cost savings plan, and integration costs resulting from the acquisitions of Yoki in fiscal 2013 and Yoplait S.A.S. and Yoplait Marques S.A.S. in fiscal 2012. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $0.64 in the third quarter of fiscal 2013, up 16 percent from $0.55 in the third quarter of fiscal 2012 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Nine-month Results

For the nine-month period ended February 24, 2013, net sales grew 6 percent to $13,363 million. This includes 5 percentage points of growth contributed by new businesses, primarily six months of activity from Yoki and two additional months of activity from Yoplait S.A.S. Excluding the impact of new businesses, net sales grew 2 percent, partially offset by 1 percentage point of unfavorable foreign currency exchange. Total segment operating profit of $2,476 million was 9 percent higher than the nine-month period ended February 26, 2012. Diluted EPS of $2.24 was up 20 percent and diluted EPS excluding certain items affecting comparability of $2.16 increased 10 percent compared to the nine-month period ended February 26, 2012 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Net sales growth of 6 percent for the nine-month period ended February 24, 2013 was driven by 8 percentage points of contribution from volume growth due to new businesses. Contribution from volume excluding new businesses did not have a material impact on net sales growth in the nine-month period ended February 24, 2013. Unfavorable net price realization and mix decreased net sales growth by 1 percentage point and unfavorable foreign currency exchange decreased net sales growth by 1 percentage point.

Components of net sales growth

Nine-Month Period Ended Feb. 24, 2013 vs. Nine-Month Period Ended Feb. 26, 2012	U.S. Retail	International	Bakeries and Foodservice	Combined Segments
Contributions from volume growth (a)	Flat	34 pts	Flat	8 pts
Net price realization and mix	1 pt	-7 pts	-1 pt	-1 pt
Foreign currency exchange	NA	-4 pts	NM	-1 pt
Net sales growth	1 pt	23 pts	-1 pt	6 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $427 million from the nine-month period ended February 26, 2012, to $8,470 million. Higher volume drove a $694 million increase in cost of sales. We also recorded a $17 million non-recurring expense related to the assumption of the Canadian Yoplait franchise license in the nine-month period ended February 24, 2013. These increases were partially offset by a $189 million decrease in cost of sales attributable to product mix. In the nine-month period ended February 24, 2013, we recorded a $9 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $86 million in the nine-month period ended February 26, 2012.

SG&A expenses increased $101 million to $2,624 million in the nine-month period ended February 24, 2013 versus the same period in fiscal 2012. The increase in SG&A expenses was primarily driven by new businesses and an increase in pension expense. In addition, we recorded a $9 million foreign exchange loss resulting from the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary following the devaluation of the bolivar in the third quarter of fiscal 2013. Excluding these items, SG&A expenses decreased compared to the same period last year, including a 4 percent decrease in media and advertising expense compared to fiscal 2012. SG&A expenses as a percent of net sales in fiscal 2013 decreased 40 basis points compared with fiscal 2012.

Restructuring, impairment, and other exit costs were $18 million for the nine-month period ended February 24, 2013, and $1 million for the same period of fiscal 2012. In the nine-month period ended February 24, 2013, we recorded a $17 million restructuring charge related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012.

Interest, net for the nine-month period ended February 24, 2013, totaled $235 million, a $34 million decrease from the same period of fiscal 2012. The average interest rate decreased 72 basis points, including the effect of the mix of debt, generating a $40 million decrease in net interest. Average interest bearing instruments increased $156 million, primarily from an increase in incremental borrowing to fund the acquisition of Yoki, generating a $6 million increase in net interest.

The effective tax rate for the nine-month period ended February 24, 2013, was 28.6 percent compared to 32.7 percent for the nine-month period ended February 26, 2012. The 4.1 percentage point decrease was primarily related to the restructuring of our General Mills Cereals, LLC (GMC) subsidiary during the first quarter of fiscal 2013 which resulted in a $67 million decrease to deferred income tax liabilities related to the tax basis of the investment in GMC and certain distributed assets, with a corresponding discrete non-cash reduction to income taxes in the first quarter of fiscal 2013.

After-tax earnings from joint ventures for the nine-month period ended February 24, 2013, increased to $77 million compared to $73 million in the same period last fiscal year, primarily driven by volume growth and margin expansion from HDJ. In the nine-month period ended February 24, 2013, net sales for CPW decreased 2 percent due to 4 percentage points of unfavorable foreign currency exchange, partially offset by a 2 percentage point increase attributable to favorable net price realization and mix. Volume was flat compared to the same period in fiscal 2012. Net sales for HDJ decreased 1 percent due to a 5 percentage point decline from unfavorable foreign currency exchange and a 2 percentage point decline attributable to unfavorable net price realization and mix, partially offset by a 6 percentage point increase from volume growth.

Average diluted shares outstanding decreased by 1 million in the nine-month period ended February 24, 2013 compared to the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Net earnings attributable to General Mills were $1,489 million in the nine-month period ended February 24, 2013, up 20 percent from $1,242 million in the same period last year. Diluted EPS was $2.24 in the nine-month period ended February 24, 2013, up 20 percent from $1.86 last year. These results include the effects from a reduction to income taxes related to the restructuring of our GMC subsidiary in the first quarter of fiscal 2013, restructuring charges reflecting employee severance expense related to our fiscal 2012 productivity and cost savings plan, integration costs resulting from the acquisitions of Yoki in fiscal 2013 and Yoplait S.A.S. and Yoplait Marques S.A.S. in fiscal 2012, and the mark-to-market valuation of certain commodity positions and grain inventories. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $2.16, up 10 percent from $1.96 in the same period of fiscal 2012 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

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

U.S. Retail Segment Results

Net sales for our U.S. Retail segment of $2,665 million in the third quarter of fiscal 2013 increased 2 percentage points compared to the third quarter of fiscal 2012, due to favorable net price realization and mix. Volume was flat compared to the same quarter of fiscal 2012. The 2 percentage point increase in net sales was primarily driven by the Snacks, Small Planet Foods, Baking Products, and Meals divisions, partially offset by declines in the Yoplait and Big G divisions. Frozen Foods net sales were flat compared to the same period a year ago.

Net sales for our U.S. Retail operations of $8,144 million for the nine-month period ended February 24, 2013 increased 1 percentage point compared to the same period in fiscal 2012, due to favorable net price realization and mix. Volume was flat compared to the same period a year ago. The 1 percentage point increase in net sales was primarily driven by the Snacks, Small Planet Foods, Meals, and Baking Products divisions, partially offset by declines in the Yoplait, Big G, and Frozen Foods divisions.

U.S. Retail Net Sales Percentage Change by Division

	Quarter Ended	Nine-Month Period Ended
	Feb. 24, 2013	Feb. 24, 2013
Big G	(2)%	(2)%
Snacks	11	10
Baking Products	4	1
Frozen Foods	Flat	(2)
Yoplait	(4)	(6)
Meals	1	2
Small Planet Foods	38	40
Total	2%	1%

During the third quarter of fiscal 2013, net sales for Big G cereals declined 2 percent from last year, as growth from new items such as Honey Nut Cheerios Medley Crunch and Peanut Butter Toast Crunch, along with gains by established brands such as Lucky Charms and Cheerios, were offset by declines from other established cereals. Snacks division net sales grew 11 percent in the quarter, led by growth from new Fiber One Protein bars and various Nature Valley grain snack bars. Baking Products net sales increased 4 percent in the quarter, led by growth from Betty Crocker SuperMoist cake mixes, Pillsbury Grands! refrigerated biscuits, and Betty Crocker pouch cookie mixes. Frozen Foods net sales essentially matched year-ago levels. Yoplait net sales were 4 percent below year-ago levels, as growth from new Yoplait Greek 100 yogurt was offset by sales declines on certain established product lines. Meals division net sales grew 1 percent in the third quarter, led by Progresso soups. Small Planet Foods net sales were up 38 percent, reflecting contributions from the Food Should Taste Good snack line acquired in fiscal 2012 as well as growth from Lärabar snack bars and Cascadian Farm cereals.

Segment operating profit increased 13 percent to $577 million in the third quarter of fiscal 2013 compared to the same period of fiscal 2012. The increase was driven by favorable net price realization and mix and a 6 percent reduction in advertising and media expense, partially offset by an increase in input costs.

Segment operating profit increased 7 percent to $1,876 million in the nine-month period ended February 24, 2013, versus the same period a year ago, primarily driven by a 7 percent decrease in advertising and media expense and favorable net price realization and mix, partially offset by an increase in input costs.

International Segment Results

Net sales for our International segment of $1,296 million increased 24 percent in the third quarter of fiscal 2013 compared to the same period of fiscal 2012, including 20 percentage points of sales growth from new businesses, primarily Yoki and Yoplait Canada. Excluding the impact of new businesses, net sales growth was up 4 percent. Volume growth contributed 33 percentage points of net sales growth, including 31 percentage points resulting from new businesses. This gain was partially offset by a decrease of 8 percentage points due to unfavorable net price realization and mix and a decrease of 1 percentage point due to unfavorable foreign currency exchange.

Net sales for our International segment were up 23 percent in the nine-month period ended February 24, 2013, to $3,763 million, including 21 percentage points from new businesses, primarily six months of activity from Yoki and two additional months of activity from Yoplait S.A.S. Excluding the impact of new businesses, net sales growth was up 2 percent. Volume contributed 34 percentage points of net sales growth, including 33 percentage points resulting from new businesses. These gains were offset by a 7 percentage point decline driven by unfavorable net price realization and mix and 4 percentage points of unfavorable foreign currency exchange.

International Net Sales Percentage Change by Geographic Region

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Quarter Ended Feb. 24, 2013	Quarter Ended Feb. 24, 2013
Europe	3%	1%
Canada	24	21
Asia/Pacific	17	16
Latin America	157	186
Total	24%	25%

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Nine-Month Period Ended Feb. 24, 2013	Nine-Month Period Ended Feb. 24, 2013
Europe	11%	16%
Canada	22	21
Asia/Pacific	14	14
Latin America	107	128
Total	23%	27%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

For the third quarter of fiscal 2013, net sales in Europe grew 3 percent compared to the same period a year ago due to growth from Yoplait products in the United Kingdom and Ireland and favorable foreign currency exchange. Net sales in Canada increased 24 percent due to the assumption of the Canadian Yoplait franchise license, favorable foreign currency exchange, and growth from cereal and Nature Valley products. In the Asia/Pacific region, net sales grew 17 percent driven by growth from Wanchai Ferry and Häagen-Dazs products in China, Pillsbury products in India, and favorable foreign currency exchange. Latin America net sales increased 157 percent primarily driven by the acquisition of Yoki in Brazil, as well as contributions from Diablitos in Venezuela and La Salteña in Argentina, partially offset by unfavorable foreign currency exchange.

Segment operating profit of $96 million in the third quarter of fiscal 2013 was flat compared to the same period last year as growth driven by the Yoki acquisition was offset by unfavorable foreign currency exchange.

Segment operating profit grew 16 percent to $361 million in the nine-month period ended February 24, 2013, primarily driven by volume growth and the acquisition of Yoki, partially offset by unfavorable foreign currency exchange.

During the fourth quarter of fiscal 2010, Venezuela became a highly inflationary economy. In February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate. The effect of the devaluation was a $15 million foreign exchange loss, primarily the remeasurement of non-U.S. dollar monetary balances in Venezuela. We continue to use the official exchange rate to remeasure the financial statements of our Venezuelan operations, as we expect to remit dividends through transactions at the official rate. We do not expect that the effects of the devaluation will have a material impact on our results in the fourth quarter of fiscal 2013.

Bakeries and Foodservice Segment Results

In the third quarter of fiscal 2013, net sales for our Bakeries and Foodservice segment totaled $470 million, flat compared to the same period of fiscal 2012. Favorable net price realization and mix contributed 1 percentage point of net sales growth, offset by a 1 percentage point decline in contribution from volume.

Net sales for our Bakeries and Foodservice segment decreased 1 percent to $1,457 million in the nine-month period ended February 24, 2013, due to 1 percentage point of unfavorable net price realization and mix, as pricing on commodity index priced items declined, partially offset by favorable product mix. Volume was flat compared to the same period of fiscal 2012.

Segment operating profit for the third quarter of fiscal 2013 grew 13 percent to $75 million compared to the third quarter of fiscal 2012 due to grain merchandising, net price realization and mix, and lower manufacturing costs.

Segment operating profit for the nine-month period ended February 24, 2013, grew 16 percent to $239 million compared to the nine-month period ended February 26, 2012 due to favorable product mix, lower input costs, and grain merchandising.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $101 million in the third quarter of fiscal 2013 compared to $6 million in the same period in fiscal 2012. In the third quarter of fiscal 2013, we recorded a $25 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $46 million net decrease in expense in the third quarter of fiscal 2012. Pension expense increased $10 million in the third quarter of fiscal 2013 compared to the same quarter last year.

Unallocated corporate expense totaled $207 million in the nine-month period ended February 24, 2013, compared to $250 million in the same period last year. In the nine-month period ended February 24, 2013, we recorded a $9 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to an $86 million net increase in expense in the same period a year ago. Pension expense increased $30 million in the nine-month period ended February 24, 2013 compared to the same period in fiscal 2012.

LIQUIDITY

During the nine-month period ended February 24, 2013, our operations generated $2.1 billion of cash compared to $1.7 billion in the same period last year. The $484 million increase is primarily due to a $261 million increase in net earnings and $198 million from changes in current assets and liabilities, partially offset by a $75 million change in deferred income taxes driven by the $67 million reduction to deferred income tax liabilities as a result of the restructuring of our GMC subsidiary in the first quarter of fiscal 2013. The $198 million change in current assets and liabilities primarily reflects a $348 million change in other current liabilities due to trade and tax accruals, partially offset by a $132 million change in inventory largely driven by grain inventory balances and higher finished goods inventories compared to fiscal 2012.

Cash used by investing activities during the nine-month period ended February 24, 2013, was $1.3 billion, a $188 million decrease over the same period in fiscal 2012. In the second quarter of fiscal 2013, we acquired Yoki, a privately held food company headquartered in Sao Bernardo do Campo, Brazil, for an aggregate purchase price of $940 million, comprised of $820 million of cash, net of $31 million of cash acquired, and $120 million of non-cash consideration for debt assumed. In the first quarter of fiscal 2012 we acquired Yoplait S.A.S. and Yoplait Marques S.A.S. for an aggregate purchase price of $1.2 billion, comprised of $900 million of cash, net of $30 million of cash acquired, and $261 million of non-cash consideration for debt assumed. We invested $412 million in land, buildings, and equipment in the first nine months of fiscal 2013, $12 million less than the same period last year. In addition, we received $16 million in payments from Sodiaal International (Sodiaal) in fiscal 2013 against the $132 million exchangeable note we purchased in fiscal 2012.

Cash used by financing activities during the nine-month period ended February 24, 2013, was $599 million, an increase of $278 million compared to the same period in fiscal 2012. Notes payable and debt financing provided $494 million compared to $336 million in fiscal 2012. We paid $432 million more for share repurchases and $52 million more in dividends in the nine-month period ended February 24, 2013, compared to the same period in fiscal 2012. We also made distributions to noncontrolling and redeemable interest holders of $38 million in the first nine months of fiscal 2013.

As of February 24, 2013, we had $721 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate cash held in foreign jurisdictions, we will only do so in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Feb. 24, 2013	May 27, 2012
Notes payable	$682.7	$526.5
Current portion of long-term debt	744.0	741.2
Long-term debt	6,631.9	6,161.9
Total debt	8,058.6	7,429.6
Redeemable interest	984.2	847.8
Noncontrolling interests	462.7	461.0
Stockholders’ equity	7,016.7	6,421.7
Total capital	$16,522.2	$15,160.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. Our commercial paper borrowings are supported by $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility expiring in April 2015 and a $1.7 billion facility expiring in April 2017. We also have $365 million in uncommitted credit lines that support our foreign operations. As of February 24, 2013, there were no amounts outstanding on the fee-paid committed credit lines and $86 million was drawn on the uncommitted lines.

In January 2013, we issued $750 million aggregate principal amount of fixed rate notes. The issuance consisted of $250 million 0.875 percent notes due January 29, 2016 and $500 million 4.15 percent notes due February 15, 2043. Interest on the fixed-rate notes is payable semi-annually in arrears. The fixed rate notes due January 29, 2016 may be redeemed in whole, or in part, at our option at any time for a specified make whole amount. The fixed rate notes due February 15, 2043 may be redeemed in whole, or in part, at our option at any time prior to August 15, 2042 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to reduce our commercial paper borrowings.

In January 2013, we issued $250 million floating rate notes due January 29, 2016. The floating-rate notes bear interest equal to three-month LIBOR plus 30 basis points, subject to quarterly reset. Interest on the floating-rate notes is payable quarterly in arrears. The floating rate notes are not redeemable prior to maturity. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to reduce our commercial paper borrowings.

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

During the first quarter of fiscal 2012, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. We consolidated both entities into our consolidated financial statements. At the date of the acquisition, we recorded the $264 million fair value of Sodiaal’s 50 percent interest in Yoplait Marques S.A.S. as a noncontrolling interest, and the $904 million fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. These euro-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. As of February 24, 2013, the redemption value of the redeemable interest was $984 million which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of February 24, 2013, we were in compliance with all of these covenants.

We have $744 million of long-term debt maturing in the next 12 months that is classified as current, primarily $700 million of 5.25 percent notes that mature on August 15, 2013. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the third quarter of fiscal 2013.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2012. The accounting policies used in preparing our interim fiscal 2013 Consolidated Financial Statements are the same as those described in our Form 10-K.

We tested our goodwill and brand intangible assets for impairment on our annual assessment date in the third quarter of fiscal 2013. As of our annual impairment assessment date, there was no impairment of any of our intangible assets as their related fair values were substantially in excess of the carrying values.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, redeemable interest, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of February 24, 2013, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

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

In February 2013, the FASB issued new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). The requirements do not change the existing accounting and reporting for net income or other comprehensive income (OCI). The requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods, which for us is the first quarter of fiscal 2014. The requirements will not impact our results of operations or financial position.

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

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Quarter Ended		Nine-Month Period Ended
Per Share Data	Feb. 24, 2013	Feb. 26, 2012	Feb. 24, 2013	Feb. 26, 2012
Diluted earnings per share, as reported	$0.60	$0.58	$2.24	$1.86
Mark-to-market effects (a)	0.02	(0.04)	(0.01)	0.09
Restructuring costs (b)	0.01	—	0.02	—
Tax item (c)	—	—	(0.10)	—
Acquisition integration costs (d)	0.01	0.01	0.01	0.01
Diluted earnings per share, excluding certain items affecting comparability	$0.64	$0.55	$2.16	$1.96

(a)	Net (gain) loss from mark-to-market valuation of certain commodity positions and grain inventories. See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	Productivity and cost savings plan restructuring charges. See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)	Reduction to income taxes related to the restructuring of our GMC subsidiary. See Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d)	Integration costs resulting from the acquisitions of Yoki in fiscal 2013 and Yoplait S.A.S. and Yoplait Marques S.A.S. in fiscal 2012.

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

To present this information, current period results for entities reporting in currencies other than United States dollars are translated into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

	Quarter Ended Feb. 24, 2013
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	3%	2	pts	1%
Canada	24	3		21
Asia/Pacific	17	1		16
Latin America	157	(29)		186
Total International	24%	(1	)pt	25%

	Nine-Month Period Ended Feb. 24, 2013
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	11%	(5	)pts	16%
Canada	22	1		21
Asia/Pacific	14	—		14
Latin America	107	(21)		128
Total International	23%	(4	)pts	27%

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

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of February 24, 2013, was $26 million and $3 million, respectively. During the nine-month period ended February 24, 2013, the interest rate value-at-risk decreased by $3 million while the commodity value-at-risk decreased by $1 million compared to this measure as of May 27, 2012. The value-at-risk for interest rate instruments decreased due to reduced interest rate market volatility while value-at-risk for commodity positions decreased due to lower volatility in commodity markets and fewer outstanding derivative instruments. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 24, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended February 24, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended February 24, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
November 26, 2012-
December 30, 2012	41,222	$40.85	41,222	60,924,355
December 31, 2012-
January 27, 2013	4,432,785	41.21	4,432,785	56,491,570
January 28, 2013-
February 24, 2013	1,931,468	42.02	1,931,468	54,560,102
Total	6,405,475	$41.45	6,405,475	54,560,102

(a)	The total number of shares purchased includes shares purchased in the open market and shares of stock withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarterly and nine-month periods ended February 24, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date March 20, 2013	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date March 20, 2013	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarterly and nine-month periods ended February 24, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.