Form 10-K
period 2013-05-26
GENERAL MILLS INC
filed 2013-07-03
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED May 26, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $40.77 per share as reported on the New York Stock Exchange on November 23, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter): $26,330.2 million.

Number of shares of Common Stock outstanding as of June 14, 2013: 640,860,417 (excluding 113,752,911 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

PRINCIPAL PRODUCTS

Our product categories in the United States include ready-to-eat cereals, refrigerated yogurt, ready-to-serve soup, dry dinners, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including granola bars, cereal, and soup.

In Canada, our product categories include ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, refrigerated yogurt, and grain and fruit snacks.

In markets outside of the United States and Canada, our product categories include super-premium ice cream and frozen desserts, refrigerated yogurt, snacks, shelf stable and frozen vegetables, refrigerated and frozen dough products, and dry dinners. In addition, we sell ready-to-eat cereals through our Cereal Partners Worldwide (CPW) joint venture.

For net sales contributed by each class of similar products, see Note 16 to the Consolidated Financial Statements in Item 8 of this report.

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

Refrigerated yogurt

Yoplait, Trix, Delights, Go-GURT, Fiber One, Whips!, Mountain High, Liberté, YOP, Perle de Lait, Petits Filous, and Panier.

Refrigerated and frozen dough products

Pillsbury, the Pillsbury Doughboy character, Grands!, Golden Layers, Big Deluxe, Toaster Strudel, Toaster Scrambles, Simply, Immaculate Baking Company, and Jus-Rol

Dinners

Betty Crocker, Hamburger Helper, Tuna Helper, Chicken Helper, Old El Paso, Suddenly Salad, Betty Crocker Complete Meals, Wanchai Ferry, Diablitos, Parampara, Yoki, Latina, Pasta Master, V.Pearl, and La Salteña

Ready-to-serve soup

Progresso and Kitano

Frozen pizza

Totino’s, Jeno’s, and Party Pizza

Shelf stable and frozen vegetable products

Green Giant, Potato Buds, Valley Selections, Simply Steam, and Valley Fresh Steamers

Grain, fruit, and savory snacks

Nature Valley, Fiber One, Betty Crocker, Fruit Roll-Ups, Fruit By The Foot, Gushers, Chex Mix, Gardetto’s, Bugles, Food Should Taste Good, Lärabar, Yokitos, Pizza Rolls, Pizza Pops, and Pillsbury Pizza Minis

Dessert and baking mixes

Betty Crocker, SuperMoist, Warm Delights, Bisquick, and Gold Medal

Ice cream and frozen desserts

Häagen-Dazs, Secret Sensations, Cream Crisp, and Dolce

Organic products

Cascadian Farm and Muir Glen

Soy beverages

Mais Vita

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

Some of our products are marketed under or in combination with trademarks that have been licensed from others, including:

•	Dora the Explorer, Disney Cars, Disney Princesses, and Teenage Mutant Ninja Turtles for yogurt;
•	Dora the Explorer and Reese’s Puffs for cereal;
•	Hershey’s chocolate for a variety of products;
•	Weight Watchers as an endorsement for yogurt, soup, and frozen vegetable products;
•	Macaroni Grill for frozen dinners;
•	Sunkist for baking products and fruit snacks;
•	Cinnabon for refrigerated dough, frozen pastries, and baking products;
•	Bailey’s for super-premium ice cream; and
•

a variety of brands and characters for fruit snacks, including Mott’s, Ocean Spray, Scooby Doo, Batman, Tom and Jerry, Hello Kitty, Thomas the Tank Engine, My Little Pony, Transformers, and various Warner Bros. and Nickelodeon characters.

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

RESEARCH AND DEVELOPMENT

Our principal research and development facilities are located in Minneapolis, Minnesota. Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business and technology areas. Research and development expenditures were $238 million in fiscal 2013, $245 million in fiscal 2012, and $235 million in fiscal 2011.

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

During fiscal 2013, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 21 percent of our consolidated net sales and 31 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 6 percent of our net sales in the International segment and 7 percent of our net sales in the Bakeries and Foodservice segment. As of May 26, 2013, Wal-Mart accounted for 28 percent of our U.S. Retail receivables, 5 percent of our International receivables, and 7 percent of our Bakeries and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 54 percent of its fiscal 2013 net sales, the five largest customers in our International segment accounted for 24 percent of its fiscal 2013 net sales, and the five largest customers in our Bakeries and Foodservice segment accounted for 41 percent of its fiscal 2013 net sales.

For further information on our customer credit and product return practices please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this report.

COMPETITION

The consumer foods industry is highly competitive, with numerous manufacturers of varying sizes in the United States and throughout the world. The food categories in which we participate are also very competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our principal strategies for competing in each of our segments include effective customer relationships, superior product quality, innovative advertising, product promotion, product innovation, an efficient supply chain, and price. In most product categories, we compete not only with other widely advertised, branded products, but also with generic and private label products that are generally sold at lower prices. Internationally, we compete with both multi-national and local manufacturers, and each country includes a unique group of competitors.

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

BACKLOG

Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of May 26, 2013, was not material.

WORKING CAPITAL

A description of our working capital is included in the Liquidity section of MD&A in Item 7 of this report. Our product return practices are described in Note 2 to the Consolidated Financial Statements in Item 8 of this report.

EMPLOYEES

As of May 26, 2013, we had approximately 41,000 full- and part-time employees.

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

ENVIRONMENTAL MATTERS

As of May 26, 2013, we were involved with three active cleanup sites associated with the alleged or threatened release of hazardous substances or wastes located in: Sauget, Illinois; Minneapolis, Minnesota; and Moonachie, New Jersey. These matters involve several different actions, including administrative proceedings commenced by regulatory agencies and demand letters by regulatory agencies and private parties.

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

EXECUTIVE OFFICERS

The section below provides information regarding our executive officers as of July 3, 2013:

Y. Marc Belton, age 54, is Executive Vice President, Global Strategy, Growth and Marketing Innovation. Mr. Belton joined General Mills in 1983 and has held various positions, including President of Snacks from 1994 to 1997, New Ventures from 1997 to 1999, and Big G cereals from 1999 to 2002. He had oversight responsibility for Yoplait, General Mills Canada, and New Business Development from 2002 to 2005, and has had oversight responsibility for Growth and Marketing Innovation since 2005 and Global Strategy since September 2010. Mr. Belton was elected a Vice President of General Mills in 1991, a Senior Vice President in 1994, and an Executive Vice President in 2006. He is a director of U.S. Bancorp.

John R. Church, age 47, is Executive Vice President, Supply Chain. Mr. Church joined General Mills in 1988 as a Product Developer in the Big G cereals division and held various positions before becoming Vice President, Engineering in 2003. In 2005, his role was expanded to include development of the company’s strategy for the global sourcing of raw materials and manufacturing capabilities. He was named Vice President, Supply Chain Operations in 2007, Senior Vice President, Supply Chain in 2008, and to his present position in July 2013.

Michael L. Davis, age 57, is Senior Vice President, Global Human Resources. Mr. Davis joined General Mills in 1996 as Vice President, Compensation and Benefits, after spending 15 years in consulting with Towers Perrin. In 2002, his role was expanded to include staffing activities, and in 2005, he became Vice President, Human Resources for the U.S. Retail and Corporate groups. He was named to his current position in 2008.

Peter C. Erickson, age 52, is Executive Vice President, Innovation, Technology and Quality. Mr. Erickson joined General Mills in 1994 as part of the Colombo yogurt acquisition. He has held various positions in Research & Development and became Vice President, Innovation, Technology and Quality in 2003 and Senior Vice President, Innovation, Technology and Quality in 2006. He was named to his present position in July 2013.

Ian R. Friendly, age 52, is Executive Vice President and Chief Operating Officer, U.S. Retail. Mr. Friendly joined General Mills in 1983 and held various positions before becoming Vice President of CPW in 1994, President of Yoplait in 1998, Senior Vice President of General Mills in 2000, and President of the Big G cereals division in 2002. In 2004, he was named Chief Executive Officer of CPW. Mr. Friendly was named to his present position in 2006. He is a director of The Valspar Corporation.

Donal L. Mulligan, age 52, is Executive Vice President, Chief Financial Officer. Mr. Mulligan joined General Mills in 2001 from The Pillsbury Company. He served as Vice President, Financial Operations for our International division until 2004, when he was named Vice President, Financial Operations for Operations and Technology. Mr. Mulligan was appointed Treasurer of General Mills in 2006, Senior Vice President, Financial Operations in July 2007, and was elected to his present position in August 2007. From 1987 to 1998, he held several international positions at PepsiCo, Inc. and YUM! Brands, Inc. Mr. Mulligan is a director of Tennant Company.

Kimberly A. Nelson, age 50, is Senior Vice President, External Relations, and President of the General Mills Foundation. Ms. Nelson joined General Mills in 1988 and has held marketing leadership roles in the Big G, Snacks and Meals divisions. She was elected Vice President, President, Snacks in 2004, Senior Vice President, President, Snacks in 2008, and Senior Vice President, External Relations in September 2010. She was named President of the General Mills Foundation in May 2011.

Shawn P. O’Grady, age 49, is Senior Vice President, President, Sales & Channel Development. Mr. O’Grady joined General Mills in 1990 and held several marketing roles in the Snacks, Meals and Big G cereal divisions. He was promoted to Vice President in 1998 and held marketing positions in the Betty Crocker and Pillsbury USA divisions. In 2004, he moved into Consumer Foods Sales, becoming Vice President, President, U.S. Retail Sales in 2007, and Senior Vice President, President, Consumer Foods Sales Division in May 2010. He was promoted to his current position in June 2012.

Christopher D. O’Leary, age 53, is Executive Vice President and Chief Operating Officer, International. Mr. O’Leary joined General Mills in 1997 as Vice President, Corporate Growth. He was elected a Senior Vice President in 1999 and President of the Meals division in 2001. Mr. O’Leary was named to his present position in 2006. Prior to joining General Mills, he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. Mr. O’Leary is a director of Telephone and Data Systems, Inc.

Roderick A. Palmore, age 61, is Executive Vice President, General Counsel, Chief Compliance and Risk Management Officer, and Secretary. Mr. Palmore joined General Mills in this position in 2008 from the Sara Lee Corporation, a consumer foods and products company. He spent 12 years at Sara Lee, last serving as Executive Vice President and General Counsel since 2004. Mr. Palmore is a director of CBOE Holdings, Inc. and The Goodyear Tire & Rubber Company.

Kendall J. Powell, age 59, is Chairman of the Board and Chief Executive Officer of General Mills. Mr. Powell joined General Mills in 1979 and served in a variety of positions before becoming a Vice President in 1990. He became President of Yoplait in 1996, President of the Big G cereal division in 1997, and Senior Vice President of General Mills in 1998. From 1999 to 2004, he served as Chief Executive Officer of CPW. He returned from CPW in 2004 and was elected Executive Vice President. Mr. Powell was elected President and Chief Operating Officer of General Mills with overall global operating responsibility for the company in 2006, Chief Executive Officer in 2007, and Chairman of the Board in 2008. He is a director of Medtronic, Inc.

Jerald A. Young, age 56, is Vice President, Controller. Mr. Young joined General Mills in 1992 and held several finance roles within the Pillsbury division before he was appointed Vice President of Finance for the Bakeries and Foodservice Division in 2000. Mr. Young was subsequently appointed Vice President Internal Audit in 2005 and Vice President, Supply Chain in 2008. He was named to his present position in August 2011.

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

During fiscal 2013, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 21 percent of our consolidated net sales and 31 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 6 percent of our net sales in the International segment and 7 percent of our net sales in the Bakeries and Foodservice segment. The five largest customers in our U.S. Retail segment accounted for 54 percent of its net sales for fiscal 2013, the five largest customers in our International segment accounted for 24 percent of its net sales for fiscal 2013, and the five largest customers in our Bakeries and Foodservice segment accounted for 41 percent of its net sales for fiscal 2013. The loss of any large customer for an extended length of time could adversely affect our sales and profits. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted.

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

In fiscal 2013, 29 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

•	political and economic instability;
•	exchange controls and currency exchange rates;
•	nationalization of operations;
•	compliance with anti-corruption regulations;
•	foreign tax treaties and policies; and
•	restriction on the transfer of funds to and from foreign countries, including potentially negative tax consequences.

Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. Our principal exposures are to the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Mexican peso, and Swiss franc. From time to time, we enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

New regulations or regulatory-based claims could adversely affect our business.

Food production and marketing are highly regulated by a variety of federal, state, local, and foreign agencies. Changes in laws or regulations that impose additional regulatory requirements on us, including regulation of greenhouse gas emissions, could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. In addition, we advertise our products and could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. We may also be subject to new laws or regulations restricting our right to advertise our products, including proposals to limit advertising to children.

We have a substantial amount of indebtedness, which could limit financing and other options and in some cases adversely affect our ability to pay dividends.

As of May 26, 2013, we had total debt, redeemable interests, and noncontrolling interests of $9.4 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:

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

We depend on stable, liquid, and well-functioning capital and credit markets to fund our operations. Although we believe that our operating cash flows, financial assets, access to capital and credit markets, and revolving-credit agreements will permit us to meet our financing needs for the foreseeable future, there can be no assurance that future volatility or disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.

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

We evaluate the useful lives of our intangible assets, primarily intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Yoplait, Old El Paso, Yoki, and Häagen-Dazs brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

Our indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs including projected revenues from our annual long-range plan, assumed royalty rates which could be payable if we did not own the brands, and a discount rate.

As of May 26, 2013, we had $13.1 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in significant impairment losses and amortization expense.

Our failure to successfully integrate acquisitions into our existing operations could adversely affect our financial results.

From time to time, we evaluate potential acquisitions or joint ventures that would further our strategic objectives. Our success depends, in part, upon our ability to integrate acquired and existing operations. If we are unable to successfully integrate acquisitions, our financial results could suffer. Additional potential risks associated with acquisitions include additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, the inherent risk associated with entering a geographic area or line of business in which we have no or limited prior experience, failure to achieve anticipated synergies, and the impairment of goodwill or other acquisition-related intangible assets.

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

As of May 26, 2013, we operated 65 facilities for the production of a wide variety of food products. Of these facilities, 30 are located in the United States (2 of which are leased), 9 in the Asia/Pacific region (4 of which are leased), 5 in Canada (3 of which are leased), 8 in Europe (2 of which are leased), 12 in Latin America and Mexico (1 of which is leased), and 1 in South Africa. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

U.S. Retail

• Carson, California	• Cedar Rapids, Iowa	• Vineland, New Jersey
• Lodi, California	• Methuen, Massachusetts	• Albuquerque, New Mexico
• Covington, Georgia	• Irapuato, Mexico	• Buffalo, New York
• Belvidere, Illinois	• Reed City, Michigan	• Cincinnati, Ohio
• Geneva, Illinois	• Fridley, Minnesota	• Wellston, Ohio
• West Chicago, Illinois	• Hannibal, Missouri	• Murfreesboro, Tennessee
• New Albany, Indiana	• Kansas City, Missouri	• Milwaukee, Wisconsin
• Carlisle, Iowa	• Great Falls, Montana

International

• Buenos Aires, Argentina	• Guangzhou, China	• Le Mans, France
• Mt. Waverly, Australia	• Nanjing, China	• Moneteau, France
• Rooty Hill, Australia	• Sanhe, China	• Vienne, France
• Nova Prata, Brazil	• Shanghai, China	• San Adrian, Spain
• Pouso Alegre, Brazil	• Arras, France	• Berwick, United Kingdom
• Downsview, Canada	• Labatut, France	• Cagua, Venezuela
• St. Hyacinthe, Canada

Bakeries and Foodservice

• Chanhassen, Minnesota	• Joplin, Missouri	• Martel, Ohio

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

As part of our Häagen-Dazs business in our International segment, we operate 331 (all leased) and franchise 358 branded ice cream parlors in various countries around the world, all outside of the United States and Canada.

ITEM 3	Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 26, 2013, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4	Mine Safety Disclosures

None.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “GIS.” On June 14, 2013, there were approximately 33,000 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note 18 to the Consolidated Financial Statements in Item 8 of this report.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 26, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
February 25, 2013-
March 31, 2013	2,028	$46.39	2,028	54,558,074
April 1, 2013-
April 28, 2013	31	48.68	31	54,558,043
April 29, 2013-
May 26, 2013	5,496,293	49.13	5,496,293	49,061,750
Total	5,498,352	$49.13	5,498,352	49,061,750

(a)	The total number of shares purchased includes: (i) 5.5 million shares of common stock purchased under the terms of an accelerated share repurchase agreement (see Note 10 to the Consolidated Financial Statements in Item 8 of this report); and (ii) shares of common stock withheld for the payment of withholding taxes upon the distribution of deferred option units.
(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

ITEM 6	Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 26, 2013:

	Fiscal Year
In Millions, Except Per Share Data, Percentages and Ratios	2013	2012	2011	2010	2009 (a)
Operating data:
Net sales	$17,774.1	$16,657.9	$14,880.2	$14,635.6	$14,555.8
Gross margin (b)	6,423.9	6,044.7	5,953.5	5,800.2	5,174.9
Selling, general, and administrative expenses	3,552.3	3,380.7	3,192.0	3,162.7	2,893.2
Segment operating profit (c)	3,197.7	3,011.6	2,945.6	2,840.5	2,624.2
After-tax earnings from joint ventures	98.8	88.2	96.4	101.7	91.9
Net earnings attributable to General Mills	1,855.2	1,567.3	1,798.3	1,530.5	1,304.4
Depreciation and amortization	588.0	541.5	472.6	457.1	453.6
Advertising and media expense	895.0	913.7	843.7	908.5	732.1
Research and development expense	237.9	245.4	235.0	218.3	208.2
Average shares outstanding:
Basic	648.6	648.1	642.7	659.6	663.7
Diluted	665.6	666.7	664.8	683.3	687.1
Earnings per share:
Basic	$2.86	$2.42	$2.80	$2.32	$1.96
Diluted	$2.79	$2.35	$2.70	$2.24	$1.90
Diluted, excluding certain items affecting comparability (c)	$2.69	$2.56	$2.48	$2.30	$1.99
Operating ratios:
Gross margin as a percentage of net sales	36.1%	36.3%	40.0%	39.6%	35.6%
Selling, general, and administrative expenses as a percentage of net sales	20.0%	20.3%	21.5%	21.6%	19.9%
Segment operating profit as a percentage of net sales (c)	18.0%	18.1%	19.8%	19.4%	18.0%
Effective income tax rate	29.2%	32.1%	29.7%	35.0%	37.1%
Return on average total capital (b) (c)	11.9%	12.7%	13.8%	13.8%	12.3%
Balance sheet data:
Land, buildings, and equipment	$3,878.1	$3,652.7	$3,345.9	$3,127.7	$3,034.9
Total assets	22,658.0	21,096.8	18,674.5	17,678.9	17,874.8
Long-term debt, excluding current portion	5,926.1	6,161.9	5,542.5	5,268.5	5,754.8
Total debt (b)	7,969.1	7,429.6	6,885.1	6,425.9	7,075.5
Redeemable interest	967.5	847.8	—	—	—
Noncontrolling interests	456.3	461.0	246.7	245.1	244.2
Stockholders’ equity	6,672.2	6,421.7	6,365.5	5,402.9	5,172.3
Cash flow data:
Net cash provided by operating activities	$2,926.0	$2,407.2	$1,531.1	$2,185.1	$1,836.7
Capital expenditures	613.9	675.9	648.8	649.9	562.6
Net cash used by investing activities	1,515.4	1,870.8	715.1	721.2	288.9
Net cash used by financing activities	1,140.2	666.6	940.9	1,507.7	1,413.0
Fixed charge coverage ratio	7.62	6.26	7.03	6.42	5.33
Operating cash flow to debt ratio (b)	36.7%	32.4%	22.2%	34.0%	26.0%
Share data:
Low stock price	$37.55	$34.95	$33.57	$25.59	$23.61
High stock price	50.93	41.05	39.95	36.96	35.08
Closing stock price	48.98	39.08	39.29	35.62	25.59
Cash dividends per common share	1.32	1.22	1.12	0.96	0.86

(a)	Fiscal 2009 was a 53-week year; all other fiscal years were 52 weeks.
(b)	See Glossary in Item 8 of this report for definition.
(c)	See MD&A in Item 7 of this report for our discussion of this measure not defined by generally accepted accounting principles.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

We are a global consumer foods company. We develop distinctive value-added food products and market them under unique brand names. We work continuously to improve our established products and to create new products that meet consumers’ evolving needs and preferences. In addition, we build the equity of our brands over time with strong consumer-directed marketing and innovative new products and effective merchandising. We believe our brand-building strategy is the key to winning and sustaining leading share positions in markets around the globe.

Our fundamental business goal is to generate superior returns for our stockholders over the long term. We believe that increases in net sales, segment operating profit, earnings per share (EPS), and return on average total capital are the key measures of financial performance for our business.

Our specific growth objectives are to consistently deliver:

•	low single-digit annual growth in net sales;

•	mid single-digit annual growth in total segment operating profit;

•	high single-digit annual growth in diluted EPS excluding certain items affecting comparability; and

•	improvement in return on average total capital.

We believe that this financial performance, coupled with an attractive dividend yield, should result in long-term value creation for stockholders. We return a substantial amount of cash to stockholders through share repurchases and dividends.

In fiscal 2013 we maintained focus on our core strategies of brand building investment, international expansion, customer partnerships, product innovation and holistic margin management (HMM) initiatives, and we continued to invest for future growth. For the fiscal year ended May 26, 2013, our net sales grew 7 percent and total segment operating profit grew 6 percent. Our return on average total capital declined by 80 basis points primarily due to the acquisitions of Yoplait S.A.S., Yoplait Marques S.A.S., and Yoki Alimentos S.A. (Yoki). Diluted EPS grew 19 percent and diluted EPS excluding certain items affecting comparability increased 5 percent (See the “Non-GAAP Measures” section below for a description of our discussion of total segment operating profit, diluted EPS excluding certain items affecting comparability and return on average total capital, which are not defined by generally accepted accounting principles (GAAP)). Net cash provided by operations totaled $2.9 billion in fiscal 2013, enabling us to partially fund the acquisition of Yoki and to increase our annual dividend payments per share by 8 percent from fiscal 2012. We also made significant capital investments totaling $614 million in fiscal 2013 and repurchased $1.0 billion of shares of common stock.

We achieved the following related to our key operating objectives for fiscal 2013:

•

We increased our worldwide sales base and strengthened our portfolio by making key strategic acquisitions that expanded our participation in fast-growing food categories and emerging markets, and grew net sales by 7 percent.

•	We sustained a high level of new product activity, and executed effective marketing and merchandising actions in support of our leading brands and global platforms around the world.

•

We achieved a 6 percent increase in total segment operating profit driven by our ongoing HMM program, the effect of our restructuring plan announced in May 2012, volume growth from existing businesses, and contributions from new businesses.

•

Our strong cash flows allowed us to fund the acquisition of new businesses in fiscal 2013 and also repurchase sufficient shares of company stock to more than offset stock option exercises during the year.

Details of our financial results are provided in the “Fiscal 2013 Consolidated Results of Operations” section below.

In fiscal 2014, we expect to generate growth consistent with our long term model:

•

We have a strong line-up of consumer marketing, merchandising, and innovation planned to support our leading brands. We will continue to build our global platforms in markets around the world, accelerating our efforts in rapidly growing emerging markets.

•	We are targeting low single-digit growth in net sales driven by volume growth, with incremental contributions from new businesses added in fiscal 2013.

•

We are targeting mid single-digit growth in total segment operating profit in fiscal 2014 including incremental contributions from new businesses. We expect our HMM discipline of cost savings and mix management to more than offset expected input cost inflation.

•	We are targeting high single-digit growth in diluted EPS excluding certain items affecting comparability.

•

We expect to deliver increased cash returns to shareholders in fiscal 2014, including a 15 percent dividend increase and share repurchases that are expected to result in a 2 percent net reduction in shares outstanding.

Our businesses generate strong levels of cash flows and we will use some of this cash to reinvest in our business. Our fiscal 2014 plans call for approximately $700 million of expenditures for capital projects.

Certain terms used throughout this report are defined in a glossary in Item 8 of this report.

FISCAL 2013 CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results for fiscal 2013 include operating activity from the acquisitions of Yoki in Brazil, Yoplait Ireland, Food Should Taste Good in the United States, Parampara Foods in India, Immaculate Baking Company in the United States, and the assumption of the Canadian Yoplait franchise license (Yoplait Canada). Also included in the first quarter of fiscal 2013 are two additional months of results from the acquisition of Yoplait S.A.S. Collectively, these items are referred to as “new businesses.”

Fiscal 2013 net sales grew 7 percent to $17,774 million. In fiscal 2013, net earnings attributable to General Mills was $1,855 million, up 18 percent from $1,567 million in fiscal 2012, and we reported diluted EPS of $2.79 in fiscal 2013, up 19 percent from $2.35 in fiscal 2012. Fiscal 2013 results include the effects from various discrete tax items, restructuring charges related to our fiscal 2012 productivity and cost savings plan, integration costs resulting from the acquisition of Yoki, and gains from the mark-to-market valuation of certain commodity positions and grain inventories. Fiscal 2012 results include losses from the mark-to-market valuation of certain commodity positions and grain inventories, restructuring charges related to our 2012 productivity and cost savings plan, and integration costs resulting from the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. Diluted EPS excluding these items affecting comparability totaled $2.69 in fiscal 2013, up 5 percent from $2.56 in fiscal 2012 (see the “Non-GAAP Measures” section below for a description of our use of this measure and our discussion of the items affecting comparability).

The components of net sales growth are shown in the following table:

Components of Net Sales Growth

Fiscal 2013 vs. 2012
Contributions from volume growth (a)	9 pts
Net price realization and mix	(1) pt
Foreign currency exchange	(1) pt
Net sales growth	7 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales grew 7 percent in fiscal 2013, including 6 percentage points of growth contributed by new businesses, primarily Yoki, Yoplait S.A.S., and Yoplait Canada. Excluding the impact of new businesses, net sales grew 2 percent, partially offset by 1 percentage point of unfavorable foreign currency exchange. Contributions from volume growth increased net sales by 9 percentage points, including 8 percentage points of contribution from volume growth due to new businesses. Unfavorable net price realization and mix decreased net sales growth by 1 percentage point and unfavorable foreign currency exchange decreased net sales growth by 1 percentage point.

Cost of sales increased $737 million in fiscal 2013 to $11,350 million. Higher volume drove a $982 million increase in cost of sales. We also recorded a $17 million non-recurring expense related to the assumption of the Canadian Yoplait franchise license in fiscal 2013. These increases were partially offset by a $154 million decrease in cost of sales attributable to product mix. In fiscal 2013, we recorded a $4 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net increase of $104 million in fiscal 2012.

Gross margin grew 6 percent in fiscal 2013 versus fiscal 2012. Gross margin as a percent of net sales of 36 percent was relatively flat compared to fiscal 2012.

Selling, general and administrative (SG&A) expenses were up $172 million in fiscal 2013 versus fiscal 2012. The increase in SG&A expenses was primarily driven by the addition of new businesses and an increase in pension expense. In addition, we recorded a $25 million foreign exchange loss resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary following the devaluation of the bolivar in fiscal 2013. Excluding these items, SG&A expenses decreased compared to last year, including a 2 percent decrease in advertising and media expense compared to fiscal 2012. SG&A expenses as a percent of net sales were flat compared to fiscal 2012.

Restructuring, impairment, and other exit costs totaled $20 million in fiscal 2013 as follows:

Expense, in Millions
Charges associated with restructuring actions previously announced	$19.8
Total	$19.8

In fiscal 2013, we recorded a $19 million restructuring charge related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012, consisting of $11 million of employee severance expense and other exit costs of $8 million. All of our operating segments were affected by these actions including $16 million related to our International segment, $2 million related to our U.S. Retail segment, and $1 million related to our Bakeries and Foodservice segment. These restructuring actions are expected to be completed by the end of fiscal 2014. In addition, we recorded $1 million of charges associated with other previously announced restructuring actions. In fiscal 2013, we paid $80 million in cash related to restructuring actions.

Interest, net for fiscal 2013 totaled $317 million, $35 million lower than fiscal 2012. The average interest rate decreased 60 basis points, including the effect of the mix of debt, generating a $43 million decrease in net interest. Average interest bearing instruments increased $167 million, primarily from an increase in incremental borrowing to fund the acquisition of Yoki, generating an $8 million increase in net interest.

Our consolidated effective tax rate for fiscal 2013 was 29.2 percent compared to 32.1 percent in fiscal 2012. The 2.9 percentage point decrease was primarily related to the restructuring of our General Mills Cereals, LLC (GMC) subsidiary during the first quarter of fiscal 2013 which resulted in a $63 million decrease to deferred income tax liabilities related to the tax basis of the investment in GMC and certain distributed assets, with a corresponding discrete non-cash reduction to income taxes. During fiscal 2013, we also recorded a $34 million discrete decrease in income tax expense and an increase in our deferred tax assets related to certain actions taken to restore part of the tax benefits associated with Medicare Part D subsidies which had previously been reduced in fiscal 2010 with the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010. Our fiscal 2013 tax expense also includes a $12 million charge associated with the liquidation of a corporate investment.

After-tax earnings from joint ventures for fiscal 2013 increased to $99 million compared to $88 million in fiscal 2012 primarily due to higher tax rates in fiscal 2012 as a result of discrete tax items and higher operating profit offset by unfavorable foreign currency exchange in fiscal 2013.

The change in net sales for each joint venture is set forth in the following table:

Joint Venture Change in Net Sales

Fiscal 2013 vs. 2012
CPW	(1)%
HDJ	(2)
Joint Ventures	(1)%

In fiscal 2013, CPW net sales declined by 1 percentage point as 2 percentage points of net sales growth from favorable net price realization and mix were offset by 3 percentage points of net sales decline from unfavorable foreign currency exchange. Contribution from volume growth was flat compared to fiscal 2012. In fiscal 2013, net sales for HDJ decreased 2 percentage points from fiscal 2012 as 6 percentage points of net sales growth from volume contribution was offset by 7 percentage points of net sales decline from unfavorable foreign currency exchange and 1 percentage point of net sales decline attributable to unfavorable net price realization and mix.

Average diluted shares outstanding decreased by 1 million in fiscal 2013 from fiscal 2012, due primarily to the repurchase of 24 million shares, including 6 million purchased under an accelerated share repurchase (ASR) agreement.

FISCAL 2013 CONSOLIDATED BALANCE SHEET ANALYSIS

Cash and cash equivalents increased $270 million from fiscal 2012, as discussed in the “Liquidity” section below.

Receivables increased $123 million from fiscal 2012 primarily as a result of the acquisition of Yoki.

Inventories increased $67 million from fiscal 2012 primarily as a result of the acquisition of Yoki.

Prepaid expenses and other current assets increased $80 million from fiscal 2012, mainly due to an increase in other receivables related to the liquidation of a corporate investment.

Land, buildings, and equipment increased $225 million from fiscal 2012, as $614 million of capital expenditures and $216 million of additions from acquired businesses were partially offset by depreciation expense of $552 million.

Goodwill and other intangible assets increased $750 million from fiscal 2012. We recorded $407 million of goodwill and $311 million of other intangible assets related to acquisitions in fiscal 2013.

Other assets decreased $22 million from fiscal 2012, primarily related to the liquidation of a corporate investment.

Accounts payable increased $274 million from fiscal 2012, primarily due to the acquisition of Yoki and the extension of payment terms.

Long-term debt, including current portion, and notes payable increased $540 million from fiscal 2012 primarily due to $1.0 billion of debt issuances, partially offset by $587 million of debt and commercial paper repayments.

The current and noncurrent portions of net deferred income taxes liability increased $149 million from fiscal 2012 primarily as a result of contributions to our pension plan in fiscal 2013.

Other current liabilities increased $401 million from fiscal 2012, primarily driven by increases in dividend accruals and trade and consumer accruals.

Other liabilities decreased $237 million from fiscal 2012, primarily driven by a decrease in pension, postemployment, and postretirement liabilities.

Redeemable interest increased $120 million from fiscal 2012, primarily due to a $104 million increase in the redemption value of the redeemable interest.

Retained earnings increased $744 million from fiscal 2012, reflecting fiscal 2013 net earnings of $1,855 million less dividends paid of $868 million and dividends declared of $243 million. Treasury stock increased $510 million from fiscal 2012, due to $1,015 million of share repurchases, including $270 million related to an ASR agreement, partially offset by $505 million related to stock-based compensation plans. Additional paid in capital decreased $142 million from fiscal 2012, including $30 million related to an ASR agreement. Accumulated other comprehensive loss (AOCI) decreased by $158 million after-tax from fiscal 2012, primarily driven by pension and postemployment activity of $144 million.

Noncontrolling interests decreased $5 million in fiscal 2013.

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

Cost of sales increased $1,686 million in fiscal 2012 to $10,613 million. This increase was driven by an $877 million increase attributable to higher volume and a $610 million increase attributable to higher input costs and product mix. We recorded a $104 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net decrease of $95 million in fiscal 2011.

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

In fiscal 2012, we approved a major productivity and cost savings plan designed to improve organizational effectiveness and focus on key growth strategies. The plan included organizational changes to strengthen business alignment, and actions to accelerate administrative efficiencies across all of our operating segments and support functions. In connection with this initiative, we eliminated approximately 850 positions globally and recorded a $101 million restructuring charge, consisting of $88 million of employee severance expense and a non-cash charge of $13 million related to the write-off of certain long-lived assets in our U.S. Retail segment. All of our operating segments and support functions were affected by these actions including $70 million related to our U.S. Retail segment, $12 million related to our Bakeries and Foodservice segment, $10 million related to our International segment, and $9 million related to our administrative functions. These restructuring actions are expected to be completed by the end of fiscal 2014. In fiscal 2012, we paid $4 million in cash related to restructuring actions taken in fiscal 2012 and previous years.

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

The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal years 2013, 2012, and 2011:

	Fiscal Year
	2013		2012		2011
In Millions	Dollars	Percent of Total	Dollars	Percent of Total	Dollars	Percent of Total
Net Sales
U.S. Retail	$10,614.9	60%	$10,480.2	63%	$10,163.9	69%
International	5,200.2	29	4,194.3	25	2,875.5	19
Bakeries and Foodservice	1,959.0	11	1,983.4	12	1,840.8	12
Total	$17,774.1	100%	$16,657.9	100%	$14,880.2	100%

Segment Operating Profit
U.S. Retail	$2,392.9	75%	$2,295.3	76%	$2,347.9	80%
International	490.2	15	429.6	14	291.4	10
Bakeries and Foodservice	314.6	10	286.7	10	306.3	10
Total	$3,197.7	100%	$3,011.6	100%	$2,945.6	100%

Segment operating profit excludes unallocated corporate items, gain on divestitures, and restructuring, impairment, and other exit costs because these items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by our executive management.

U.S. RETAIL SEGMENT

Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, and drug, dollar and discount chains operating throughout the United States. Our product categories in this business segment include ready-to-eat cereals, refrigerated yogurt, ready-to-serve soup, dry dinners, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including granola bars, cereal, and soup.

In fiscal 2013, net sales for our U.S. Retail segment were $10.6 billion, up 1 percent from fiscal 2012 due to contributions from volume growth. Net price realization and mix was flat compared to fiscal 2012.

In fiscal 2012, net sales for this segment totaled $10.5 billion, up 3 percent from fiscal 2011. Net price realization and mix contributed 9 percentage points of growth, partially offset by a 6 percentage point decrease due to lower pound volume.

Components of U.S. Retail Net Sales Growth

	Fiscal 2013 vs. 2012	Fiscal 2012 vs. 2011
Contributions from volume growth (a)	1 pt	(6)pts
Net price realization and mix	Flat	9 pts
Net sales growth	1 pt	3 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales for our U.S. retail divisions are shown in the tables below:

U.S. Retail Net Sales by Division

	Fiscal Year
	2013	2012	2011
Big G	$2,340.8	$2,387.9	$2,293.6
Baking Products	1,845.7	1,792.8	1,736.0
Snacks	1,717.2	1,578.6	1,378.3
Frozen Foods	1,549.6	1,601.0	1,596.8
Meals	1,481.0	1,452.8	1,431.5
Yoplait	1,352.6	1,418.5	1,499.0
Small Planet Foods and other	328.0	248.6	228.7
Total	$10,614.9	$10,480.2	$10,163.9

U.S. Retail Net Sales Percentage Change by Division

	Fiscal 2013 vs. 2012	Fiscal 2012 vs. 2011
Big G	(2)%	4%
Baking Products	3	3
Snacks	9	15
Frozen Foods	(3)	Flat
Meals	2	2
Yoplait	(5)	(5)
Small Planet Foods	35	19
Total	1%	3%

The 1 percentage point increase in the fiscal 2013 U.S. Retail segment net sales was driven by the Snacks, Small Planet Foods, Baking Products, and Meals divisions, partially offset by declines in the Yoplait, Frozen Foods, and Big G divisions.

The 3 percentage point increase in the fiscal 2012 U.S. Retail segment net sales was driven by the Snacks, Big G, Baking Products, Small Planet Foods, and Meals divisions, partially offset by declines in the Yoplait division. Frozen Foods net sales were flat compared to fiscal 2011.

Segment operating profit of $2.4 billion in fiscal 2013 improved $98 million, or 4 percent, from fiscal 2012. The increase was primarily driven by a 5 percent reduction in advertising and media expense, favorable net price realization and mix, and higher volume, partially offset by an increase in input costs.

Segment operating profit of $2.3 billion in fiscal 2012 declined $53 million, or 2 percent, from fiscal 2011. The decrease was primarily driven by higher input costs, lower volume, and a 5 percent increase in advertising and media expense.

INTERNATIONAL SEGMENT

Our International segment consists of retail and foodservice businesses outside of the United States. In Canada, our product categories include ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, refrigerated yogurt, and grain and fruit snacks. In markets outside North America, our product categories include super-premium ice cream and frozen desserts, refrigerated yogurt, snacks, shelf stable and frozen vegetables, refrigerated and frozen dough products, and dry dinners. Our International segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer is located.

As part of a long-term plan to conform the fiscal year ends of all our operations, we have changed the reporting period of certain countries within our International segment from an April fiscal year end to a May fiscal year end to match our fiscal calendar. Accordingly, in the year of change, our results include 13 months of results from the affected operations compared to 12 months in previous fiscal years. In fiscal 2013, we changed the reporting period for our operations in Europe and Australia. The impact of these changes was not material to the fiscal 2013 International segment results of operations.

Net sales for our International segment totaled $5,200 million in fiscal 2013, up 24 percent from $4,194 million in fiscal 2012. The growth in fiscal 2013 was driven by 21 percentage points from new businesses, primarily Yoki, Yoplait S.A.S., and Yoplait Canada. Excluding the impact of new businesses, net sales were up 3 percent. Volume contributed 34 percentage points of net sales growth, including 32 percentage points resulting from new businesses, partially offset by 6 percentage points of unfavorable net price realization and mix and 4 percentage points of unfavorable foreign currency exchange.

Net sales totaled $4,194 million in fiscal 2012, up 46 percent from $2,876 million in fiscal 2011. The growth in fiscal 2012 was driven by 36 percentage points contributed by the acquisition of Yoplait S.A.S. Volume contributed 65 percentage points of net sales growth, including 63 percentage points resulting from the acquisition of Yoplait S.A.S., and favorable foreign currency exchange contributed 1 percentage point of net sales growth. These gains were partially offset by a decrease of 20 percentage points due to unfavorable net price realization and mix resulting from the acquisition of Yoplait S.A.S.

Components of International Net Sales Growth

	Fiscal 2013 vs. 2012	Fiscal 2012 vs. 2011
Contributions from volume growth (a)	34 pts	65 pts
Net price realization and mix	(6)pts	(20)pts
Foreign currency exchange	(4)pts	1 pt
Net sales growth	24 pts	46 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales for our International segment by geographic region are shown in the following tables:

International Net Sales by Geographic Region

	Fiscal Year
	2013	2012	2011
Europe (a)	$2,214.6	$1,988.5	$1,079.2
Canada	1,210.5	990.9	769.9
Asia/Pacific	899.1	810.1	663.7
Latin America	876.0	404.8	362.7
Total	$5,200.2	$4,194.3	$2,875.5

(a)	Fiscal 2013 net sales for the Europe region include an additional month of results.

International Change in Net Sales by Geographic Region

	Percentage Change in Net Sales as Reported		Percentage Change in Net Sales on Constant Currency Basis (a)
	Fiscal 2013 vs. 2012	Fiscal 2012 vs. 2011	Fiscal 2013 vs. 2012	Fiscal 2012 vs. 2011
Europe (b)	11%	84%	15%	83%
Canada	22	29	22	28
Asia/Pacific	11	22	11	20
Latin America	116	12	139	14
Total (b)	24%	46%	28%	45%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.
(b)	Fiscal 2013 percentage change in net sales as reported for the Europe region includes 4 percentage points of growth due to an additional month of results. The impact to fiscal 2013 net sales growth for the International segment was not material.

The 24 percentage point increase in the International segment fiscal 2013 net sales was driven by growth across all regions. On a constant currency basis, International segment net sales grew 28 percent, with 139 percent growth in the Latin America region, 15 percent growth in the Europe region, 22 percent growth in the Canada region, and 11 percent growth in the Asia/Pacific region.

The 46 percentage point increase in the International segment fiscal 2012 net sales was driven by growth across all regions. On a constant currency basis, International segment net sales grew 45 percent, with 83 percent growth in the Europe region, 28 percent growth in the Canada region, 20 percent growth in the Asia/Pacific region, and 14 percent growth in the Latin America region.

Segment operating profit for fiscal 2013 grew 14 percent to $490 million from $430 million in fiscal 2012, primarily driven by volume growth, the Yoki acquisition, and a full year of activity from Yoplait S.A.S., partially offset by unfavorable foreign currency exchange.

During fiscal 2010, Venezuela became a highly inflationary economy. In February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate. The effect of the devaluation in fiscal 2013 was a $25 million foreign exchange loss in segment operating profit resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary. We continue to use the official exchange rate to remeasure the financial statements of our Venezuelan operations, as we expect to remit dividends through transactions at the official rate. We do not expect that the effects of the devaluation will have a material impact on our results in the future.

Segment operating profit for fiscal 2012 grew 47 percent to $430 million, from $291 million in fiscal 2011, primarily driven by the acquisition of Yoplait S.A.S., higher volume, and favorable foreign currency effects.

BAKERIES AND FOODSERVICE SEGMENT

In our Bakeries and Foodservice segment our product categories include ready-to-eat cereals, snacks, refrigerated yogurt, unbaked and fully baked frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

For fiscal 2013, net sales for our Bakeries and Foodservice segment decreased 1 percent to $1,959 million due to lower pound volume. Net price realization and mix was flat compared to fiscal 2012 as gains from favorable product mix were offset by declines in commodity index priced items.

For fiscal 2012, net sales for our Bakeries and Foodservice segment increased 8 percent to $1,983 million. The increase in fiscal 2012 was driven by an increase in net price realization and mix of 7 percentage points and 1 percentage point contributed by volume growth.

Components of Bakeries and Foodservice Net Sales Growth

	Fiscal 2013 vs. 2012	Fiscal 2012 vs. 2011
Contributions from volume growth (a)	(1)pt	1 pt
Net price realization and mix	Flat	7 pts
Foreign currency exchange	NM	NM
Net sales growth	(1)pt	8 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales for our Bakeries and Foodservice segment are shown in the following table:

Bakeries and Foodservice Net Sales

	Fiscal Year
	2013	2012	2011
Total	$1,959.0	$1,983.4	$1,840.8

In fiscal 2013, segment operating profit was $315 million, up 10 percent from $287 million in fiscal 2012. The increase was primarily driven by favorable product mix, lower manufacturing and input costs, and reduced administrative costs.

In fiscal 2012, segment operating profit was $287 million, down 6 percent from $306 million in fiscal 2011. The decrease was primarily driven by lower grain merchandising earnings.

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

For fiscal 2013, unallocated corporate expense totaled $326 million compared to $348 million last year. In fiscal 2013 we recorded a $4 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $104 million net increase in expense last year. Pension expense increased $40 million in fiscal 2013 compared to fiscal 2012. In fiscal 2013, we also recorded $12 million of integration costs related to the acquisition of Yoki.

Unallocated corporate expense totaled $348 million in fiscal 2012 compared to $184 million in fiscal 2011. In fiscal 2012, we recorded a $104 million net increase in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $95 million net decrease in expense in fiscal 2011. In fiscal 2012, we also recorded $11 million of integration costs related to the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. These increases in expense were partially offset by a decrease in compensation and benefit expense compared to fiscal 2011.

IMPACT OF INFLATION

We have experienced significant input cost volatility since fiscal 2006. Our gross margin performance in fiscal 2013 reflects the impact of 3 percent input cost inflation, primarily on commodities inputs. We expect the rate of inflation of commodities and energy costs to be consistent in fiscal 2014. We attempt to minimize the effects of inflation through planning and operating practices. Our risk management practices are discussed in Item 7A of this report.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act) was signed into law in March 2010. The Act codifies health care reforms with staggered effective dates from 2010 to 2018. Many provisions in the Act require the issuance of additional guidance from various government agencies. Because the Act does not take effect fully until future years, the Act did not have a material impact on our fiscal 2013, 2012, or 2011 results of operations. Given the complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, the full impact of the Act on future periods will not be known until those regulations are adopted.

LIQUIDITY

The primary source of our liquidity is cash flow from operations. Over the most recent three-year period, our operations have generated $6.9 billion in cash. A substantial portion of this operating cash flow has been returned to stockholders through share repurchases and dividends. We also use this source of liquidity to fund our capital expenditures and acquisitions. We typically use a combination of cash, notes payable, and long-term debt to finance acquisitions and major capital expansions.

As of May 26, 2013, we had $714 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate cash held in foreign jurisdictions, we expect to do so only in a tax-neutral manner.

Cash Flows from Operations

	Fiscal Year
In Millions	2013	2012	2011
Net earnings, including earnings attributable to noncontrolling interests	$1,892.5	$1,589.1	$1,803.5
Depreciation and amortization	588.0	541.5	472.6
After-tax earnings from joint ventures	(98.8)	(88.2)	(96.4)
Distributions of earnings from joint ventures	115.7	68.0	72.7
Stock-based compensation	100.4	108.3	105.3
Deferred income taxes	81.8	149.4	205.3
Tax benefit on exercised options	(103.0)	(63.1)	(106.2)
Pension and other postretirement benefit plan contributions	(223.2)	(222.2)	(220.8)
Pension and other postretirement benefit plan expense	131.2	77.8	73.6
Divestitures (gain)	—	—	(17.4)
Restructuring, impairment, and other exit costs	(60.2)	97.8	(1.3)
Changes in current assets and liabilities	471.1	243.8	(720.9)
Other, net	30.5	(95.0)	(38.9)
Net cash provided by operating activities	$2,926.0	$2,407.2	$1,531.1

In fiscal 2013, our operations generated $2.9 billion of cash compared to $2.4 billion in fiscal 2012. The $519 million increase is primarily due to a $303 million increase in net earnings and $227 million from changes in current assets and liabilities. Other current liabilities accounted for $336 million of the increase in current assets and liabilities due to trade and tax accruals, and accounts payable accounted for $252 million of the increase partly as the result of the extension of payment terms. These were partially offset by a $214 million change in prepaid expenses and other current assets primarily due to changes in derivative receivables and changes in other receivables related to the liquidation of a corporate investment, and a $126 million change in inventory largely driven by a lower level of inventory reduction activity compared to fiscal 2012. In both fiscal 2013 and fiscal 2012, we made a $200 million voluntary contribution to our principal domestic pension plans. In addition, we paid $80 million in cash related to restructuring actions in fiscal 2013.

We strive to grow core working capital at or below our growth in net sales. For fiscal 2013, core working capital decreased 5 percent, compared to net sales growth of 7 percent, primarily due to an increase in accounts payable. In fiscal 2012, core working capital decreased 7 percent, compared to net sales growth of 12 percent, and in fiscal 2011, core working capital increased 16 percent, compared to net sales growth of 2 percent.

In fiscal 2012, our operations generated $2.4 billion of cash compared to $1.5 billion in fiscal 2011. The $876 million increase primarily reflects changes in current assets and liabilities, including a $384 million increase driven by inventory reduction efforts in fiscal 2012. Prepaid expenses and other current assets accounted for a $245 million increase, primarily reflecting changes in foreign currency hedges and the fair value of open grain contracts. Other current liabilities accounted for a $386 million increase, primarily reflecting changes in accrued income taxes as a result of audit settlements and court decisions in fiscal 2011 and changes in consumer marketing and related accruals. The favorable change in working capital was offset by a $214 million decrease in net earnings. Additionally, fiscal 2012 included non-cash restructuring charges of $101 million reflecting employee severance expense and the write-off of certain long-lived assets. In both fiscal 2012 and fiscal 2011, we made a $200 million voluntary contribution to our principal domestic pension plans.

Cash Flows from Investing Activities

	Fiscal Year
In Millions	2013	2012	2011
Purchases of land, buildings, and equipment	$(613.9)	$(675.9)	$(648.8)
Acquisitions	(898.0)	(1,050.1)	(123.3)
Investments in affiliates, net	(40.4)	(22.2)	(1.8)
Proceeds from disposal of land, buildings, and equipment	24.2	2.2	4.1
Proceeds from divestiture of product lines	—	—	34.4
Exchangeable note	16.2	(131.6)	—
Other, net	(3.5)	6.8	20.3
Net cash used by investing activities	$(1,515.4)	$(1,870.8)	$(715.1)

In fiscal 2013, cash used by investing activities decreased by $355 million from fiscal 2012. In the second quarter of fiscal 2013, we acquired Yoki, a privately held food company headquartered in Sao Bernardo do Campo, Brazil, for an aggregate purchase price of $940 million, comprised of $820 million of cash, net of $31 million of cash acquired, and $120 million of non-cash consideration for debt assumed. We invested $614 million in land, buildings, and equipment in fiscal 2013, $62 million less than the same period last year. In addition, we received $16 million in payments from Sodiaal International (Sodiaal) in fiscal 2013 against the $132 million exchangeable note we purchased in fiscal 2012.

In fiscal 2012, cash used by investing activities increased by $1.2 billion from fiscal 2011. The increased use of cash primarily reflected the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. in fiscal 2012 for an aggregate purchase price of $1.2 billion, comprised of $900 million of cash, net of $30 million of cash acquired, and $261 million of non-cash consideration for debt assumed. In addition, we purchased a zero coupon exchangeable note due in 2016 from Sodiaal with a notional amount of $132 million. We invested $676 million in land, buildings, and equipment in fiscal 2012.

We expect capital expenditures to be approximately $700 million in fiscal 2014. These expenditures will support initiatives that are expected to: increase manufacturing capacity for Greek yogurt; fuel International growth and expansion; and continue HMM initiatives throughout our supply chain.

Cash Flows from Financing Activities

	Fiscal Year
In Millions	2013	2012	2011
Change in notes payable	$(44.5)	$227.9	$(742.6)
Issuance of long-term debt	1,001.1	1,390.5	1,200.0
Payment of long-term debt	(542.3)	(1,450.1)	(7.4)
Proceeds from common stock issued on exercised options	300.8	233.5	410.4
Tax benefit on exercised options	103.0	63.1	106.2
Purchases of common stock for treasury	(1,044.9)	(313.0)	(1,163.5)
Dividends paid	(867.6)	(800.1)	(729.4)
Distributions to noncontrolling and redeemable interest holders	(39.2)	(5.2)	(4.3)
Other, net	(6.6)	(13.2)	(10.3)
Net cash used by financing activities	$(1,140.2)	$(666.6)	$(940.9)

Net cash used by financing activities increased by $474 million in fiscal 2013. In January 2013, we issued $750 million aggregate principal amount of fixed rate notes. The issuance consisted of $250 million 0.875 percent notes due January 29, 2016 and $500 million 4.15 percent notes due February 15, 2043. Interest on the fixed-rate notes is payable semi-annually in arrears. The fixed rate notes due January 29, 2016 may be redeemed in whole, or in part, at our option at any time for a specified make whole amount. The fixed rate notes due February 15, 2043 may be redeemed in whole, or in part, at our option at any time prior to August 15, 2042 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to reduce our commercial paper borrowings.

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

In September 2012, we repaid $521 million of 5.65 percent notes. In February 2012, we repaid $1.0 billion of 6.0 percent notes. In November 2011, we issued $1.0 billion aggregate principal amount of 3.15 percent notes due December 15, 2021. The net proceeds were used to repay a portion of our notes due February 2012, reduce our commercial paper borrowings, and for general corporate purposes. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time prior to September 15, 2021 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.

As part of our acquisition of Yoplait S.A.S. in fiscal 2012, we consolidated $458 million of primarily euro-denominated Euribor-based floating-rate bank debt. In December 2011, we refinanced this debt with $390 million of euro-denominated Euribor-based floating-rate bank debt due at various dates through December 15, 2014.

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

During fiscal 2013, we had $301 million in proceeds from common stock issued on exercised options compared to $234 million in fiscal 2012, an increase of $67 million. During fiscal 2011, we had $410 million in proceeds from common stock issued on exercised options.

In June 2010, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock. Purchases under the authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no specified termination date. During fiscal 2013, we paid $1,015 million to repurchase 24 million shares of our common stock, including 6 million shares with a fair value of $270 million purchased as part of an ASR agreement. Under the terms of the ASR agreement, we also paid an additional $30 million to the unrelated financial institution for shares which will be settled in the first quarter of fiscal 2014. During fiscal 2012, we repurchased 8 million shares of our common stock for an aggregate purchase price of $313 million. During fiscal 2011, we repurchased 32 million shares of our common stock for an aggregate purchase price of $1,164 million.

Dividends paid in fiscal 2013 totaled $868 million, or $1.32 per share, an 8 percent per share increase from fiscal 2012. Dividends paid in fiscal 2012 totaled $800 million, or $1.22 per share, a 9 percent per share increase from fiscal 2011 dividends of $1.12 per share. On March 12, 2013, our Board of Directors approved a dividend increase, effective with the August 1, 2013 payment, to an annual rate of $1.52 per share, a 15 percent increase from the rate paid in fiscal 2013.

Selected Cash Flows from Joint Ventures

Selected cash flows from our joint ventures are set forth in the following table:

	Fiscal Year
Inflow (Outflow), in Millions	2013	2012	2011
Advances to joint ventures, net	$(36.7)	$(22.2)	$(1.8)
Dividends received	115.7	68.0	72.7

CAPITAL RESOURCES

Total capital consisted of the following:

In Millions	May 26, 2013	May 27, 2012
Notes payable	$599.7	$526.5
Current portion of long-term debt	1,443.3	741.2
Long-term debt	5,926.1	6,161.9
Total debt	7,969.1	7,429.6
Redeemable interest	967.5	847.8
Noncontrolling interests	456.3	461.0
Stockholders’ equity	6,672.2	6,421.7
Total capital	$16,065.1	$15,160.1

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 26, 2013:

In Billions	Amount
Credit facility expiring:
April 2015	$1.0
April 2017	1.7
Total committed credit facilities	2.7
Uncommitted credit facilities	0.3
Total committed and uncommitted credit facilities	$3.0

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. Our commercial paper borrowings are supported by $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility expiring in April 2015 and a $1.7 billion facility expiring in April 2017. We also have $333 million in uncommitted credit lines that support our foreign operations. As of May 26, 2013, there were no amounts outstanding on the fee-paid committed credit lines and $84 million was drawn on the uncommitted lines. The credit facilities contain several covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of May 26, 2013, we were in compliance with all of these covenants.

We have $1,443 million of long-term debt maturing in the next 12 months that is classified as current. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

As of May 26, 2013, our total debt, including the impact of derivative instruments designated as hedges, was 73 percent in fixed-rate and 27 percent in floating-rate instruments, compared to 71 percent in fixed-rate and 29 percent in floating-rate instruments on May 27, 2012. The change in the fixed-rate and floating-rate percentages was driven by the issuance of fixed rate bonds in January 2013.

Growth in return on average total capital is one of our key performance measures (see the “Non-GAAP Measures” section below for our discussion of this measure, which is not defined by GAAP). Return on average total capital decreased from 12.7 percent in fiscal 2012 to 11.9 percent in fiscal 2013 primarily reflecting the impact of acquisitions. We also believe that our fixed charge coverage ratio and the ratio of operating cash flow to debt are important measures of our financial strength. Our fixed charge coverage ratio in fiscal 2013 was 7.62 compared to 6.26 in fiscal 2012. The measure increased from fiscal 2012 as earnings before income taxes and after-tax earnings from joint ventures increased by $324 million and fixed charges decreased by $32 million, driven primarily by lower interest. Our operating cash flow to debt ratio increased 4.3 percentage points to 36.7 percent in fiscal 2013, driven by a higher rate of increase in cash flows from operations than in total debt.

During the first quarter of fiscal 2012, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. We consolidated both entities into our consolidated financial statements. At the date of the acquisition, we recorded the $264 million fair value of Sodiaal’s 50 percent interest in Yoplait Marques S.A.S. as a noncontrolling interest, and the $904 million fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. These euro-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. As of May 26, 2013, the redemption value of the redeemable interest was $968 million which approximates its fair value.

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

The holder of the Class A Interests may initiate a liquidation of GMC under certain circumstances, including, without limitation, the bankruptcy of GMC or its subsidiaries, GMC’s failure to deliver the preferred distributions on the Class A Interests, GMC’s failure to comply with portfolio requirements, breaches of certain covenants, lowering of our senior debt rating below either Baa3 by Moody’s or BBB- by Standard & Poor’s, and a failed attempt to remarket the Class A Interests. In the event of a liquidation of GMC, each member of GMC will receive the amount of its then current capital account balance. We may avoid liquidation by exercising our option to purchase the Class A Interests.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of May 26, 2013, we have issued guarantees and comfort letters of $356 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $259 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $438 million as of May 26, 2013.

As of May 26, 2013, we had invested in four variable interest entities (VIEs). None of our VIEs are material to our results of operations, financial condition, or liquidity as of and for the year ended May 26, 2013. We determined whether or not we were the primary beneficiary (PB) of each VIE using a qualitative assessment that considered the VIE’s purpose and design, the involvement of each of the interest holders, and the risks and benefits of the VIE. We are the PB of three of the VIEs. We provided minimal financial or other support to our VIEs during fiscal 2013, and there are no arrangements related to VIEs that would require us to provide significant financial support in the future.

Our defined benefit plans in the United States are subject to the requirements of the Pension Protection Act (PPA). The PPA revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. The PPA may ultimately require us to make additional contributions to our domestic plans. We made $200 million of voluntary contributions to our principal U.S. plans in each of fiscal 2013 and fiscal 2012. We do not expect to be required to make any contributions in fiscal 2014. Actual fiscal 2014 contributions could exceed our current projections, and may be influenced by our decision to undertake discretionary funding of our benefit trusts or by changes in regulatory requirements. Additionally, our projections concerning timing of the PPA funding requirements are subject to change and may be influenced by factors such as general market conditions affecting trust asset performance, interest rates, and our future decisions regarding certain elective provisions of the PPA.

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments Due by Fiscal Year
In Millions	Total	2014	2015 -16	2017 -18	2019 and Thereafter
Long-term debt (a)	$7,372.8	$1,442.0	$1,680.8	$1,100.0	$3,150.0
Accrued interest	91.2	91.2	—	—	—
Operating leases (b)	437.7	93.4	135.1	94.7	114.5
Capital leases	4.2	1.8	2.2	0.2	—
Purchase obligations (c)	2,582.3	2,215.8	167.6	107.0	91.9
Total contractual obligations	10,488.2	3,844.2	1,985.7	1,301.9	3,356.4
Other long-term obligations (d)	1,816.3	—	—	—	—
Total long-term obligations	$12,304.5	$3,844.2	$1,985.7	$1,301.9	$3,356.4

(a)	Amounts represent the expected cash payments of our long-term debt and do not include $4 million for capital leases or $7 million for net unamortized bond premiums and discounts and fair value adjustments.
(b)	Operating leases represents the minimum rental commitments under non-cancelable operating leases.
(c)	The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer marketing spending commitments that support our brands. For purposes of this table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities are excluded from the table above.
(d)	The fair value of our foreign exchange, equity, commodity, and grain derivative contracts with a payable position to the counterparty was $36 million as of May 26, 2013, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations mainly consist of liabilities for accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement, and postemployment plans, and miscellaneous liabilities. We expect to pay $19 million of benefits from our unfunded postemployment benefit plans and $14 million of deferred compensation in fiscal 2014. We are unable to reliably estimate the amount of these payments beyond fiscal 2014. As of May 26, 2013, our total liability for uncertain tax positions and accrued interest and penalties was $266 million.

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

Promotional Expenditures

Our promotional activities are conducted through our customers and directly or indirectly with end consumers. These activities include: payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays; discounts to our list prices to lower retail shelf prices; payments to gain distribution of new products; coupons, contests, and other incentives; and media and advertising expenditures. The media and advertising expenditures are generally recognized as expense when the advertisement airs. The cost of payments to customers and other consumer-related activities are recognized as the related revenue is recorded, which generally precedes the actual cash expenditure. The recognition of these costs requires estimation of customer participation and performance levels. These estimates are made based on the forecasted customer sales, the timing and forecasted costs of promotional activities, and other factors. Differences between estimated expenses and actual costs are normally insignificant and are recognized as a change in management estimate in a subsequent period. Our accrued trade, coupon, and consumer marketing liabilities were $635 million as of May 26, 2013, and $561 million as of

May 27, 2012. Because our total promotional expenditures (including amounts classified as a reduction of revenues) are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a material effect on our results of operations.

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

Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. We performed our fiscal 2013 assessment as of November 26, 2012, and determined there was no impairment of goodwill for any of our reporting units as their related fair values were substantially in excess of their carrying values.

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

Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Pillsbury, Totino’s, Progresso, Green Giant, Yoplait, Old El Paso, Yoki, and Häagen-Dazs brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2013 assessment of our brand intangibles as of November 26, 2012. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included projected revenues from our annual long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate. As of our assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values.

As of May 26, 2013, we had $13.1 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in significant impairment losses and amortization expense.

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

Redeemable Interest

On July 1, 2011, we acquired a 51 percent controlling interest in Yoplait S.A.S., a consolidated entity. Sodiaal holds the remaining 49 percent interest in Yoplait S.A.S. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. This put option requires us to classify Sodiaal’s interest as a redeemable interest outside of equity on our Consolidated Balance Sheets for as long as the put is exercisable by Sodiaal. When the put is no longer exercisable, the redeemable interest will be reclassified to noncontrolling interests on our Consolidated Balance Sheets. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. During the third quarter of fiscal 2013, we adjusted the redeemable interest’s redemption value based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long range plan, capital spending, depreciation and taxes, foreign currency rates, and a discount rate.

Stock-based Compensation

The valuation of stock options is a significant accounting estimate that requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate.

We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. If all other assumptions are held constant, a one percentage point increase in our fiscal 2013 volatility assumption would increase the grant-date fair value of our fiscal 2013 option awards by 9 percent.

Our expected term represents the period of time that options granted are expected to be outstanding based on historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees have similar historical exercise behavior and therefore were aggregated into a single pool for valuation purposes. The weighted-average expected term for all employee groups is presented in the table below. An increase in the expected term by 1 year, leaving all other assumptions constant, would increase the grant date fair value by 22 percent.

The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2013	2012	2011
Estimated fair values of stock options granted	$3.65	$5.88	$4.12
Assumptions:
Risk-free interest rate	1.6%	2.9%	2.9%
Expected term	9.0 years	8.5 years	8.5 years
Expected volatility	17.3%	17.6%	18.5%
Dividend yield	3.5%	3.3%	3.0%

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

Any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a windfall tax benefit) is presented in the Consolidated Statements of Cash Flows as a financing cash flow. The actual impact on future years’ financing cash flows will depend, in part, on the volume of employee stock option exercises during a particular year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value previously determined for financial reporting purposes.

Realized windfall tax benefits are credited to additional paid-in capital within the Consolidated Balance Sheets. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense, potentially resulting in volatility in our consolidated effective income tax rate. We calculated a cumulative amount of windfall tax benefits for the purpose of accounting for future shortfall tax benefits and currently have sufficient cumulative windfall tax benefits to absorb projected arising shortfalls, such that we do not currently expect future earnings to be affected by this provision. However, as employee stock option exercise behavior is not within our control, it is possible that materially different reported results could occur if different assumptions or conditions were to prevail.

Income Taxes

We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change.

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

The IRS initiated its audit of our fiscal 2011 and fiscal 2012 tax years during fiscal 2013. Currently, several state examinations are in progress.

During fiscal 2013, the IRS concluded its field examination of our 2009 and 2010 tax years. The IRS has proposed adjustments related to the timing for deducting accrued bonus expenses. We believe our position is supported by substantial technical authority and have filed an appeal with the IRS Appeals Division. The audit closure and related proposed adjustments did not have a material impact on our current year results of operations or financial position. If we are unsuccessful in defending our position with respect to accrued bonuses, we will incur a one-time cash tax payment of approximately $80 million. As of May 26, 2013, we have effectively settled all issues with the IRS for fiscal years 2008 and prior.

Also during fiscal 2013, the California Court of Appeal issued an adverse decision concerning our state income tax apportionment calculations. We had previously recorded a $12 million increase in our total liabilities for uncertain tax positions in fiscal 2011 following an unfavorable decision by the Superior Court of the State of California related to this matter. We expect to pay a majority of the tax due related to this issue in fiscal 2014.

The Canadian Revenue Agency (CRA) reviewed our Canadian income tax returns for fiscal years 2003 to 2005 and raised assessments for these years to which we have objected. During fiscal 2013, the issue related to our 2003 fiscal year was resolved with no adjustment. The issue for fiscal years 2004 and 2005 is currently under review by the U.S. and Canadian competent authority divisions. The CRA initiated its audit of our fiscal years 2008 through 2011 during fiscal year 2013. The CRA audit for fiscal 2008 was closed with no significant adjustments. The audit for fiscal years 2009 through 2011 is ongoing.

We do not anticipate that any United States or Canadian tax adjustments will have a significant impact on our financial position or results of operations.

As of May 26, 2013, our total liability for uncertain tax positions and accrued interest and penalties was $266 million. We expect to pay approximately $12 million related to uncertain tax positions and accrued interest in the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Defined Benefit Pension, Other Postretirement and Postemployment Benefit Plans

Defined Benefit Pension Plans

We have defined benefit pension plans covering most employees in the United States, Canada, France, and the United Kingdom. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $200 million of voluntary contributions to our principal U.S. plans in each of fiscal 2013 and fiscal 2012. We do not expect to be required to make any contributions in fiscal 2014. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control. In fiscal 2012, we announced changes to our U.S. defined benefit pension plans. All new salaried employees hired on or after June 1, 2013 are eligible for a new retirement program that does not include a defined benefit pension plan. Current salaried employees remain in the existing defined benefit pension plan with adjustments to benefits.

Other Postretirement Benefit Plans

We also sponsor plans that provide health care benefits to the majority of our retirees in the United States, Canada, and Brazil. The United States salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We did not make voluntary contributions to these plans in fiscal 2013. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act), was signed into law in March 2010. We continue to evaluate the effect of the Act, including its potential impact on the future cost of our benefit plans.

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

The investment objective for our defined benefit pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. Our goal is to optimize the long-term return on plan assets at a moderate level of risk. The defined benefit pension plan and other postretirement benefit plan portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the defined benefit pension plans, the long-term investment policy allocation is: 25 percent to equities in the United States; 15 percent to international equities; 10 percent to private equities; 35 percent to fixed income; and 15 percent to real assets (real estate, energy, and timber). For other postretirement benefit plans, the long-term investment policy allocations are: 30 percent to equities in the United States; 20 percent to international equities; 10 percent to private equities; 30 percent to fixed income; and 10 percent to real assets (real estate, energy, and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement plan assets were 16.5 percent, 4.5 percent, 9.5 percent, 7.9 percent, and 9.5 percent for the 1, 5, 10, 15, and 20 year periods ended May 26, 2013.

On a weighted-average basis, the expected rate of return for all defined benefit plans was 8.53 percent for fiscal 2013, 9.52 percent for fiscal 2012, and 9.53 percent for fiscal 2011. During fiscal 2012, we lowered our weighted-average expected rate of return on plan assets for our principal defined benefit pension and other postretirement plans in the United States to 8.6 percent due to generally lower expectations for long-term rates of return across our asset classes due to the recent global economic slowdown and our expectation of an extended time frame for recovery.

Lowering the expected long-term rate of return on assets by 100 basis points would increase our net pension and postretirement expense by $56 million for fiscal 2014. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.

Discount Rates

Our discount rate assumptions are determined annually as of the last day of our fiscal year for our defined benefit pension, other postretirement, and postemployment benefit plan obligations. We also use the same discount rates to determine defined benefit pension, other postretirement, and postemployment benefit plan income and expense for the following fiscal year. We work with our outside actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using the Aa Above Median corporate bond yield, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.

Our weighted-average discount rates were as follows:

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Obligations as of May 26, 2013, and fiscal 2014 expense	4.54%	4.50%	3.70%
Obligations as of May 27, 2012, and fiscal 2013 expense	4.85%	4.70%	3.86%
Fiscal 2012 expense	5.45%	5.35%	4.77%

Lowering the discount rates by 100 basis points would increase our net defined benefit pension, other postretirement, and postemployment benefit plan expense for fiscal 2014 by approximately $89 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

Health Care Cost Trend Rates

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 8.0 percent for all retirees at the end of fiscal 2013. Rates are graded down annually until the ultimate trend rate of 5.2 percent is reached in 2019 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease
Effect on the aggregate of the service and interest cost components in fiscal 2014	$ 5.2	$ (4.4)
Effect on the other postretirement accumulated benefit obligation as of May 26, 2013	93.8	(82.9)

Any arising health care claims cost-related experience gain or loss is recognized in the calculation of expected future claims. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years, resulting in at least the minimum amortization required being recorded.

Financial Statement Impact

In fiscal 2013, we recorded net defined benefit pension, other postretirement, and postemployment benefit plan expense of $159 million compared to $106 million of expense in fiscal 2012 and $95 million of expense in fiscal 2011. As of May 26, 2013, we had cumulative unrecognized actuarial net losses of $1.6 billion on our defined benefit pension plans and $176 million on our postretirement and postemployment benefit plans, mainly as the result of liability increases from lower interest rates, partially offset by recent increases in the values of plan assets. These unrecognized actuarial net losses will result in increases in our future pension expense and increases in postretirement expense since they currently exceed the corridors defined by GAAP.

We use the 2013 IRS Static Mortality Table projected forward to our plans’ measurement dates to calculate the year-end defined benefit pension, other postretirement, and postemployment benefit obligations and annual expense.

Actual future net defined benefit pension, other postretirement, and postemployment benefit plan income or expense will depend on investment performance, changes in future discount rates, changes in health care cost trend rates, and other factors related to the populations participating in these plans.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act), was signed into law in March 2010. The Act codifies health care reforms with staggered effective dates from 2010 to 2018 with many provisions in the Act requiring the issuance of additional guidance from various government agencies. Estimates of the future impacts of several of the Act’s provisions are incorporated into our postretirement benefit liability. Given the complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, further financial impacts to our postretirement benefit liability and related future expense may occur.

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

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Fiscal Year
Per Share Data	2013	2012	2011	2010	2009
Diluted earnings per share, as reported	$2.79	$2.35	$2.70	$2.24	$1.90
Mark-to-market effects (a)	—	0.10	(0.09)	0.01	0.11
Divestitures gain, net (b)	—	—	—	—	(0.06)
Gain from insurance settlement (c)	—	—	—	—	(0.04)
Tax items (d)	(0.13)	—	(0.13)	0.05	0.08
Acquisition integration costs (e)	0.01	0.01	—	—	—
Restructuring costs (f)	0.02	0.10	—	—	—
Diluted earnings per share, excluding certain items affecting comparability	$2.69	$2.56	$2.48	$2.30	$1.99

(a)	See Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(b)	Net gain on divestitures of certain product lines.
(c)	Gain on settlement with insurance carrier covering the loss of a manufacturing facility in Argentina.
(d)	The fiscal 2013 tax items consist of a reduction to income taxes related to the restructuring of our GMC subsidiary and an increase to income taxes related to the liquidation of a corporate investment. Additionally, fiscal 2013 and fiscal 2010 include changes in deferred taxes associated with the Medicare Part D subsidies related to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010. The fiscal 2011 and fiscal 2009 tax items represent the effects of court decisions and audit settlements on uncertain tax matters.
(e)	Integration costs resulting from the acquisitions of Yoki in fiscal 2013 and Yoplait S.A.S. and Yoplait Marques S.A.S. in fiscal 2012.
(f)	See Note 4 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

	Fiscal Year
In Millions	2013	2012	2011	2010	2009	2008

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,892.5	$1,589.1	$1,803.5	$1,535.0	$1,313.7
Interest, net, after-tax	201.2	238.9	243.5	261.1	240.8

Earnings before interest, after-tax	2,093.7	1,828.0	2,047.0	1,796.1	1,554.5
Mark-to-market effects	(2.8)	65.6	(60.0)	4.5	74.9
Tax items	(85.4)	—	(88.9)	35.0	52.6
Restructuring costs	15.9	64.3	—	—	—
Acquisition integration costs	8.8	9.7	—	—	—
Divestitures gain, net	—	—	—	—	(38.0)
Gain from insurance settlement	—	—	—	—	(26.9)

Earnings before interest, after-tax for return on capital calculation	$2,030.2	$1,967.6	$1,898.1	$1,835.6	$1,617.1

Current portion of long-term debt	$1,443.3	$741.2	$1,031.3	$107.3	$508.5	$442.0
Notes payable	599.7	526.5	311.3	1,050.1	812.2	2,208.8
Long-term debt	5,926.1	6,161.9	5,542.5	5,268.5	5,754.8	4,348.7

Total debt	7,969.1	7,429.6	6,885.1	6,425.9	7,075.5	6,999.5
Redeemable interest	967.5	847.8	—	—	—	—
Noncontrolling interests	456.3	461.0	246.7	245.1	244.2	246.6
Stockholders’ equity	6,672.2	6,421.7	6,365.5	5,402.9	5,172.3	6,212.2

Total capital	16,065.1	15,160.1	13,497.3	12,073.9	12,492.0	13,458.3
Accumulated other comprehensive (income) loss	1,585.3	1,743.7	1,010.8	1,486.9	877.8	(173.1)
After-tax earnings adjustments (a)	(234.4)	(170.9)	(310.5)	(161.6)	(201.1)	(263.7)

Adjusted total capital	$17,416.0	$16,732.9	$14,197.6	$13,399.2	$13,168.7	$13,021.5

Adjusted average total capital	$17,074.5	$15,465.3	$13,798.4	$13,283.9	$13,095.1

Return on average total capital	11.9%	12.7%	13.8%	13.8%	12.3%

(a)	Sum of current year and previous year after-tax adjustments.

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

	Fiscal 2013
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	11%	(4	)pts	15%
Canada	22	—		22
Asia/Pacific	11	—		11
Latin America	116	(23)		139
Total International	24%	(4	)pts	28%

	Fiscal 2012
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	84%	1	pt	83%
Canada	29	1		28
Asia/Pacific	22	2		20
Latin America	12	(2)		14
Total International	46%	1	pt	45%

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

Our future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, tax rates, or the availability of capital; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in laws and regulations, including labeling and advertising regulations; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in consumer demand for our products; effectiveness of advertising, marketing, and promotional programs; changes in consumer behavior, trends, and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, and energy; disruptions or inefficiencies in the supply chain; volatility in the market value of derivatives used to manage price risk for certain commodities; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; failure or breach of our information technology systems; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

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

We are exposed to market risk stemming from changes in interest and foreign exchange rates and commodity and equity prices. Changes in these factors could cause fluctuations in our earnings and cash flows. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. The counterparties in these transactions are generally highly rated institutions. We establish credit limits for each counterparty. Our hedging transactions include but are not limited to a variety of derivative financial instruments.

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

As of May 26, 2013, we had interest rate swaps with $550 million of aggregate notional principal amount outstanding, all of which converts fixed-rate notes to floating-rate notes. In advance of a planned debt refinancing, we had $250 million net notional amount of treasury locks as of May 26, 2013.

FOREIGN EXCHANGE RISK

Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, intercompany loans, product shipments, and foreign-denominated commercial paper. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Mexican peso, and Swiss franc. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-denominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency of the entity with foreign exchange exposure; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 26, 2013, we had deferred net foreign currency transaction losses of $96 million in AOCI associated with hedging activity.

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

As of May 26, 2013, the net notional value of commodity derivatives was $526 million, of which $297 million related to agricultural inputs and $229 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

EQUITY INSTRUMENTS

Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of May 26, 2013, the net notional amount of our equity swaps was $57 million.

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

The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 26, 2013, and May 27, 2012, and the average fair value impact during the year ended May 26, 2013.

	Fair Value Impact
In Millions	May 26, 2013	Average during fiscal 2013	May 27, 2012
Interest rate instruments	$21.5	$25.0	$29.4
Foreign currency instruments	3.5	4.6	7.1
Commodity instruments	5.4	4.3	3.8
Equity instruments	0.7	0.7	1.1

ITEM 8	Financial Statements and Supplementary Data

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

The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2014, subject to ratification by the stockholders at the annual meeting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

July 3, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

General Mills, Inc.:

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 26, 2013 and May 27, 2012, and the related consolidated statements of earnings, comprehensive income, total equity and redeemable interest, and cash flows for each of the fiscal years in the three-year period ended May 26, 2013. In connection with our audits of the consolidated financial statements, we have audited the accompanying financial statement schedule. We also have audited General Mills, Inc.’s internal control over financial reporting as of May 26, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 26, 2013 and May 27, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 26, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, General Mills, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 26, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

July 3, 2013

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	Fiscal Year
	2013	2012	2011

Net sales	$17,774.1	$16,657.9	$14,880.2

Cost of sales	11,350.2	10,613.2	8,926.7

Selling, general, and administrative expenses	3,552.3	3,380.7	3,192.0

Divestitures (gain)	—	—	(17.4)

Restructuring, impairment, and other exit costs	19.8	101.6	4.4

Operating profit	2,851.8	2,562.4	2,774.5

Interest, net	316.9	351.9	346.3

Earnings before income taxes and after-tax earnings from joint ventures	2,534.9	2,210.5	2,428.2

Income taxes	741.2	709.6	721.1

After-tax earnings from joint ventures	98.8	88.2	96.4

Net earnings, including earnings attributable to redeemable and noncontrolling interests	1,892.5	1,589.1	1,803.5

Net earnings attributable to redeemable and noncontrolling interests	37.3	21.8	5.2

Net earnings attributable to General Mills	$1,855.2	$1,567.3	$1,798.3

Earnings per share - basic	$2.86	$2.42	$2.80

Earnings per share - diluted	$2.79	$2.35	$2.70

Dividends per share	$1.32	$1.22	$1.12

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2013	2012	2011

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,892.5	$1,589.1	$1,803.5

Other comprehensive income (loss), net of tax:

Foreign currency translation	0.8	(420.1)	359.0

Net actuarial gain (loss)	45.0	(504.6)	61.1

Other fair value changes:

Securities	0.8	(0.2)	(3.6)

Hedge derivatives	24.6	(53.4)	(25.4)

Reclassification to earnings:

Hedge derivatives	12.2	11.5	18.5

Amortization of losses and prior service costs	98.8	81.7	67.2

Other comprehensive income (loss), net of tax	182.2	(885.1)	476.8

Total comprehensive income	2,074.7	704.0	2,280.3

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	61.1	(130.4)	5.9

Comprehensive income attributable to General Mills	$2,013.6	$834.4	$2,274.4

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	May 26, 2013	May 27, 2012
ASSETS
Current assets:
Cash and cash equivalents	$741.4	$471.2
Receivables	1,446.4	1,323.6
Inventories	1,545.5	1,478.8
Deferred income taxes	128.0	59.7
Prepaid expenses and other current assets	437.6	358.1

Total current assets	4,298.9	3,691.4

Land, buildings, and equipment	3,878.1	3,652.7
Goodwill	8,622.2	8,182.5
Other intangible assets	5,015.1	4,704.9
Other assets	843.7	865.3

Total assets	$22,658.0	$21,096.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,423.2	$1,148.9
Current portion of long-term debt	1,443.3	741.2
Notes payable	599.7	526.5
Other current liabilities	1,827.7	1,426.6

Total current liabilities	5,293.9	3,843.2

Long-term debt	5,926.1	6,161.9
Deferred income taxes	1,389.1	1,171.4
Other liabilities	1,952.9	2,189.8

Total liabilities	14,562.0	13,366.3

Redeemable interest	967.5	847.8

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,166.6	1,308.4
Retained earnings	10,702.6	9,958.5
Common stock in treasury, at cost, shares of 113.8 and 106.1	(3,687.2)	(3,177.0)
Accumulated other comprehensive loss	(1,585.3)	(1,743.7)

Total stockholders’ equity	6,672.2	6,421.7

Noncontrolling interests	456.3	461.0

Total equity	7,128.5	6,882.7

Total liabilities and equity	$22,658.0	$21,096.8

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Redeemable Interest
Balance as of May 30, 2010	754.6	75.5	1,307.1	(98.1)	(2,615.2)	8,122.4	(1,486.9)	245.1	5,648.0
Total comprehensive income						1,798.3	476.1	5.9	2,280.3
Cash dividends declared ($1.12 per share)						(729.4)			(729.4)
Shares purchased				(31.8)	(1,163.5)				(1,163.5)
Stock compensation plans (includes income tax benefits of $106.2)			(22.2)	20.1	568.4				546.2
Unearned compensation related to restricted stock unit awards			(70.4)						(70.4)
Earned compensation			105.3						105.3
Distributions to noncontrolling interest holders								(4.3)	(4.3)
Balance as of May 29, 2011	754.6	75.5	1,319.8	(109.8)	(3,210.3)	9,191.3	(1,010.8)	246.7	6,612.2
Total comprehensive income (loss)						1,567.3	(732.9)	(44.3)	790.1	(86.1)
Cash dividends declared ($1.22 per share)						(800.1)			(800.1)
Shares purchased				(8.3)	(313.0)				(313.0)
Stock compensation plans (includes income tax benefits of $63.1)			3.2	12.0	346.3				349.5
Unearned compensation related to restricted stock unit awards			(93.4)						(93.4)
Earned compensation			108.3						108.3
Addition of redeemable and noncontrolling interest from acquisitions								263.8	263.8	904.4
Increase in redemption value of redeemable interest			(29.5)						(29.5)	29.5
Distributions to noncontrolling interest holders								(5.2)	(5.2)
Balance as of May 27, 2012	754.6	$75.5	$1,308.4	(106.1)	$(3,177.0)	$ 9,958.5	$(1,743.7)	$461.0	$ 6,882.7	$847.8
Total comprehensive income						1,855.2	158.4	18.3	2,031.9	42.8
Cash dividends declared ($1.70 per share)						(1,111.1)			(1,111.1)
Shares purchased			(30.0)	(24.2)	(1,014.9)				(1,044.9)
Stock compensation plans (includes income tax benefits of $103.0)			(38.6)	16.5	504.7				466.1
Unearned compensation related to restricted stock unit awards			(80.5)						(80.5)
Earned compensation			100.4						100.4
Increase in redemption value of redeemable interest			(93.1)						(93.1)	93.1
Distributions to redeemable and noncontrolling interest holders								(23.0)	(23.0)	(16.2)
Balance as of May 26, 2013	754.6	$75.5	$1,166.6	(113.8)	$(3,687.2)	$10,702.6	$(1,585.3)	$456.3	$ 7,128.5	$967.5

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2013	2012	2011
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,892.5	$1,589.1	$1,803.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	588.0	541.5	472.6
After-tax earnings from joint ventures	(98.8)	(88.2)	(96.4)
Distributions of earnings from joint ventures	115.7	68.0	72.7
Stock-based compensation	100.4	108.3	105.3
Deferred income taxes	81.8	149.4	205.3
Tax benefit on exercised options	(103.0)	(63.1)	(106.2)
Pension and other postretirement benefit plan contributions	(223.2)	(222.2)	(220.8)
Pension and other postretirement benefit plan costs	131.2	77.8	73.6
Divestitures (gain)	—	—	(17.4)
Restructuring, impairment, and other exit costs	(60.2)	97.8	(1.3)
Changes in current assets and liabilities, excluding the effects of acquisitions	471.1	243.8	(720.9)
Other, net	30.5	(95.0)	(38.9)

Net cash provided by operating activities	2,926.0	2,407.2	1,531.1

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(613.9)	(675.9)	(648.8)
Acquisitions, net of cash acquired	(898.0)	(1,050.1)	(123.3)
Investments in affiliates, net	(40.4)	(22.2)	(1.8)
Proceeds from disposal of land, buildings, and equipment	24.2	2.2	4.1
Proceeds from divestiture of product lines	—	—	34.4
Exchangeable note	16.2	(131.6)	—
Other, net	(3.5)	6.8	20.3

Net cash used by investing activities	(1,515.4)	(1,870.8)	(715.1)

Cash Flows - Financing Activities
Change in notes payable	(44.5)	227.9	(742.6)
Issuance of long-term debt	1,001.1	1,390.5	1,200.0
Payment of long-term debt	(542.3)	(1,450.1)	(7.4)
Proceeds from common stock issued on exercised options	300.8	233.5	410.4
Tax benefit on exercised options	103.0	63.1	106.2
Purchases of common stock for treasury	(1,044.9)	(313.0)	(1,163.5)
Dividends paid	(867.6)	(800.1)	(729.4)
Distributions to noncontrolling and redeemable interest holders	(39.2)	(5.2)	(4.3)
Other, net	(6.6)	(13.2)	(10.3)

Net cash used by financing activities	(1,140.2)	(666.6)	(940.9)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(18.2)	71.3

Increase (decrease) in cash and cash equivalents	270.2	(148.4)	(53.6)
Cash and cash equivalents - beginning of year	471.2	619.6	673.2

Cash and cash equivalents - end of year	$741.4	$471.2	$619.6

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(44.6)	$(24.2)	$(69.8)
Inventories	18.7	144.5	(240.0)
Prepaid expenses and other current assets	(64.3)	149.4	(96.0)
Accounts payable	263.6	12.1	109.0
Other current liabilities	297.7	(38.0)	(424.1)

Changes in current assets and liabilities	$471.1	$243.8	$(720.9)

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

Our fiscal year ends on the last Sunday in May. Fiscal years 2013, 2012 and 2011 each consisted of 52 weeks.

Change in Reporting Period

As part of a long-term plan to conform the fiscal year ends of all our operations, we have changed the reporting period of certain countries within our International segment from an April fiscal year end to a May fiscal year end to match our fiscal calendar. Accordingly, in the year of change, our results include 13 months of results from the affected operations compared to 12 months in previous fiscal years. We changed the reporting period for our operations in Europe and Australia in fiscal 2013, and we changed the reporting period for our operations in China in fiscal 2012. The impact of these changes was not material to our consolidated results of operations and, therefore, we did not restate prior period financial statements for comparability. Our Yoplait S.A.S., Yoplait Marques S.A.S., Yoki Alimentos S.A. (Yoki), and India businesses remain on an April fiscal year end.

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

Land, Buildings, Equipment, and Depreciation

Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 to 50 years, and equipment, furniture, and software are usually depreciated over 3 to 10 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation and the resulting gains and losses, if any, are recognized in earnings. As of May 26, 2013, assets held for sale were insignificant.

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

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. We performed our fiscal 2013 assessment as of November 26, 2012, and determined there was no impairment of goodwill for any of our reporting units as their related fair values were substantially in excess of their carrying values.

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

Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Pillsbury, Totino’s, Progresso, Green Giant, Yoplait, Old El Paso, Yoki, and Häagen-Dazs brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our fiscal 2013 assessment of our brand intangibles as of November 26, 2012. Our estimate of the fair value of the brands was based on a discounted cash flow model using inputs which included projected revenues from our annual long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate. As of our assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values.

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

Redeemable Interest

On July 1, 2011, we acquired a 51 percent controlling interest in Yoplait S.A.S., a consolidated entity. Sodiaal International (Sodiaal) holds the remaining 49 percent interest in Yoplait S.A.S. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. This put option requires us to classify Sodiaal’s interest as a redeemable interest outside of equity on our Consolidated Balance Sheets for as long as the put is exercisable by Sodiaal. When the put is no longer exercisable, the redeemable interest will be reclassified to noncontrolling interests on our Consolidated Balance Sheets. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. During the third quarter of fiscal 2013, we adjusted the redeemable interest’s redemption value based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long range plan, capital spending, depreciation and taxes, foreign currency rates, and a discount rate.

Variable Interest Entities

As of May 26, 2013, we had invested in four variable interest entities (VIEs). None of our VIEs are material to our results of operations, financial condition, or liquidity as of and for the year ended May 26, 2013. We determined whether or not we were the primary beneficiary (PB) of each VIE using a qualitative assessment that considered the VIE’s purpose and design, the involvement of each of the interest holders, and the risks and benefits of the VIE. We are the PB of three of the VIEs. We provided minimal financial or other support to our VIEs during fiscal 2013, and there are no arrangements related to VIEs that would require us to provide significant financial support in the future.

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

Other New Accounting Standards

In fiscal 2013, we adopted new accounting guidance for the presentation of other comprehensive income (OCI). This guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share (EPS) calculation. This guidance did not have an impact our results of operations or financial position.

In fiscal 2013, we adopted new accounting guidance intended to simplify indefinite-lived intangible asset impairment testing. Entities are allowed to perform a qualitative assessment of indefinite-lived intangible asset impairment to determine whether a quantitative assessment is necessary. We adopted this guidance for our annual indefinite-lived intangible asset impairment test for fiscal 2013, which was conducted as of the first day of the third quarter. The adoption of this guidance did not have an impact on our results of operations or financial position.

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

In fiscal 2012, we adopted new accounting guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment of goodwill impairment to determine whether a quantitative assessment is necessary. We adopted this guidance for our annual goodwill impairment test for fiscal 2012. The adoption of this guidance did not have an impact on our results of operations or financial position.

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

NOTE 3. ACQUISITIONS

On August 1, 2012, we acquired Yoki, a privately held food company headquartered in Sao Bernardo do Campo, Brazil, for an aggregate purchase price of $939.8 million, including $88.8 million of non-cash consideration for net debt assumed. Yoki operates in several food categories, including snacks, convenient meals, basic foods, and seasonings. We consolidated Yoki into our Consolidated Balance Sheets and recorded goodwill of $363.0 million. Indefinite lived intangible assets acquired include brands of $253.0 million. Finite lived intangible assets acquired primarily include customer relationships of $17.5 million. The pro forma effects of this acquisition were not material.

During the first quarter of fiscal 2012, we acquired a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. from PAI Partners and Sodiaal for an aggregate purchase price of $1.2 billion, including $261.3 million of non-cash consideration for debt assumed. We consolidated both entities into our Consolidated Balance Sheets and recorded goodwill of $1.5 billion. Indefinite lived intangible assets acquired primarily include brands of $476.0 million. Finite lived intangible assets acquired primarily include franchise agreements of $440.2 million and customer relationships of $107.3 million. In addition, we purchased a zero coupon exchangeable note due in 2016 from Sodiaal with a notional amount of $131.6 million and a fair value of $110.9 million. As of May 26, 2013, $16.2 million of the exchangeable note has been repaid. The pro forma effects of this acquisition were not material.

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

In fiscal 2013, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions
Charges associated with restructuring actions previously announced	$19.8
Total	$19.8

In fiscal 2013, we recorded an $18.6 million restructuring charge related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012, consisting of $10.6 million of employee severance expense and other exit costs of $8.0 million. All of our operating segments were affected by these actions including $15.9 million related to our International segment, $1.8 million related to our U.S. Retail segment, and $0.9 million related to our Bakeries and Foodservice segment. These restructuring actions are expected to be completed by the end of fiscal 2014. In addition, we recorded $1.2 million of charges associated with other previously announced restructuring actions. In fiscal 2013, we paid $79.9 million in cash related to restructuring actions.

In fiscal 2012, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions
Productivity and cost savings plan	$100.6
Charges associated with restructuring actions previously announced	1.0
Total	$101.6

In fiscal 2012, we recorded a $100.6 million restructuring charge related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012. The plan was designed to improve organizational effectiveness and focus on key growth strategies, and included organizational changes to strengthen business alignment and actions to accelerate administrative efficiencies across all of our operating segments and support functions. In connection with this initiative, we eliminated approximately 850 positions globally. The restructuring charge consisted of $87.6 million of employee severance expense and a non-cash charge of $13.0 million related to the write-off of certain long-lived assets in our U.S. Retail segment. All of our operating segments and support functions were affected by these actions including $69.9 million related to our U.S. Retail segment, $12.2 million related to our Bakeries and Foodservice segment, $9.5 million related to our International segment, and $9.0 million related to our administrative functions. In fiscal 2012, we paid $3.8 million in cash related to restructuring actions taken in fiscal 2012 and previous years.

In fiscal 2011, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions
Discontinuation of fruit-flavored snack product line	$1.7
Charges associated with restructuring actions previously announced	2.7
Total	$4.4

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 30, 2010	$ 2.6	$ 8.1	$ 0.1	$ 10.8
2011 charges, including foreign currency translation	—	—	—	—
Utilized in 2011	(0.9)	(2.6)	(0.1)	(3.6)
Reserve balance as of May 29, 2011	1.7	5.5	—	7.2
2012 charges, including foreign currency translation	82.4	—	—	82.4
Utilized in 2012	(1.0)	(2.8)	0.1	(3.7)
Reserve balance as of May 27, 2012	83.1	2.7	0.1	85.9
2013 charges, including foreign currency translation	10.6	—	—	10.6
Utilized in 2013	(74.2)	(2.7)	(0.1)	(77.0)
Reserve balance as of May 26, 2013	$ 19.5	$ —	$ —	$ 19.5

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

Results from our CPW and HDJ joint ventures are reported for the 12 months ended March 31.

Joint venture related balance sheet activity follows:

In Millions	May 26, 2013	May 27, 2012
Cumulative investments	$478.5	$529.0
Goodwill and other intangibles	537.2	522.1
Aggregate advances	291.5	268.1

Joint venture earnings and cash flow activity follows:

	Fiscal Year
In Millions	2013	2012	2011
Sales to joint ventures	$12.3	$10.4	$10.2
Net advances	36.7	22.2	1.8
Dividends received	115.7	68.0	72.7

Summary combined financial information for the joint ventures on a 100 percent basis follows:

	Fiscal Year
In Millions	2013	2012	2011
Net sales:
CPW	$2,132.2	$2,152.6	$2,067.2
HDJ	420.5	428.9	385.0
Total net sales	2,552.7	2,581.5	2,452.2

Gross margin	1,057.3	1,084.1	1,073.6
Earnings before income taxes	260.3	250.3	233.4
Earnings after income taxes	201.6	189.0	164.2

In Millions	May 26, 2013	May 27, 2012
Current assets	$976.7	$934.8
Noncurrent assets	1,088.2	1,078.0
Current liabilities	1,717.4	1,671.0
Noncurrent liabilities	115.1	91.0

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets are as follows:

In Millions	May 26, 2013	May 27, 2012
Goodwill	$8,622.2	$8,182.5
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,499.5	4,217.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	602.6	544.7
Less accumulated amortization	(87.0)	(56.9)
Intangible assets subject to amortization	515.6	487.8
Other intangible assets	5,015.1	4,704.9
Total	$13,637.3	$12,887.4

Based on the carrying value of finite-lived intangible assets as of May 26, 2013, amortization expense for each of the next five fiscal years is estimated to be approximately $30 million.

The changes in the carrying amount of goodwill for fiscal 2011, 2012, and 2013 are as follows:

In Millions	U.S. Retail	International	Bakeries and Foodservice	Joint Ventures	Total
Balance as of May 30, 2010	$5,098.3	$ 122.0	$923.0	$449.5	$6,592.8
Acquisitions	44.6	26.9	—	—	71.5
Divestitures	—	(0.5)	(1.9)	—	(2.4)
Other activity, primarily foreign currency translation	—	14.2	—	74.7	88.9
Balance as of May 29, 2011	5,142.9	162.6	921.1	524.2	6,750.8
Acquisitions	670.3	946.4	—	—	1,616.7
Other activity, primarily foreign currency translation	—	(119.1)	—	(65.9)	(185.0)
Balance as of May 27, 2012	5,813.2	989.9	921.1	458.3	8,182.5
Acquisitions	28.2	378.8	—	—	407.0
Other activity, primarily foreign currency translation	—	18.3	—	14.4	32.7
Balance as of May 26, 2013	$5,841.4	$1,387.0	$921.1	$472.7	$8,622.2

The changes in the carrying amount of other intangible assets for fiscal 2011, 2012, and 2013 are as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 30, 2010	$3,206.6	$ 445.3	$63.1	$3,715.0
Acquisitions	39.3	6.0	—	45.3
Other activity, primarily foreign currency translation	(3.4)	46.6	9.8	53.0
Balance as of May 29, 2011	3,242.5	497.9	72.9	3,813.3
Acquisitions	58.2	1,050.3	—	1,108.5
Other activity, primarily foreign currency translation	(3.7)	(204.1)	(9.1)	(216.9)
Balance as of May 27, 2012	3,297.0	1,344.1	63.8	4,704.9
Acquisitions	20.0	290.7	—	310.7
Other activity, primarily foreign currency translation	(4.6)	3.4	0.7	(0.5)
Balance as of May 26, 2013	$3,312.4	$1,638.2	$64.5	$5,015.1

NOTE 7. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 26, 2013, and May 27, 2012, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2013	2012	2013	2012	2013	2012	2013	2012
Available for sale:
Debt securities	$134.0	$52.2	$134.1	$52.3	$0.1	$0.1	$ —	$ —
Equity securities	1.8	1.8	6.4	5.3	4.6	3.5	—	—
Total	$135.8	$54.0	$140.5	$57.6	$4.7	$3.6	$ —	$ —

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

Scheduled maturities of our marketable securities are as follows:

	Available for Sale
In Millions	Cost	Market Value
Under 1 year (current)	$130.2	$130.2
From 1 to 3 years	2.2	2.3
From 4 to 7 years	1.6	1.6
Equity securities	1.8	6.4
Total	$135.8	$140.5

Marketable securities with a market value of $2.3 million as of May 26, 2013, were pledged as collateral for derivative contracts.

The fair value and carrying amounts of long-term debt, including the current portion, were $8,027.3 million and $7,369.4 million, respectively, as of May 26, 2013. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

RISK MANAGEMENT ACTIVITIES

As a part of our ongoing operations, we are exposed to market risks such as changes in interest and foreign currency exchange rates and commodity and equity prices. To manage these risks, we may enter into various derivative transactions (e.g., futures, options, and swaps) pursuant to our established policies.

COMMODITY PRICE RISK

Many commodities we use in the production and distribution of our products are exposed to market price risks. We utilize derivatives to manage price risk for our principal ingredients and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), non-fat dry milk, natural gas, and diesel fuel. Our primary objective when entering into these derivative contracts is to achieve certainty with regard to the future price of commodities purchased for use in our supply chain. We manage our exposures through a combination of purchase orders, long-

term contracts with suppliers, exchange-traded futures and options, and over-the-counter options and swaps. We offset our exposures based on current and projected market conditions and generally seek to acquire the inputs at as close to our planned cost as possible.

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

Unallocated corporate items for fiscal 2013, fiscal 2012 and fiscal 2011 included:

	Fiscal Year
In Millions	2013	2012	2011
Net gain (loss) on mark-to-market valuation of commodity positions	$(7.6)	$(122.5)	$160.3
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	13.7	35.7	(93.6)
Net mark-to-market revaluation of certain grain inventories	(1.7)	(17.4)	28.5
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$4.4	$(104.2)	$95.2

As of May 26, 2013, the net notional value of commodity derivatives was $526.3 million, of which $297.4 million related to agricultural inputs and $228.9 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2013, 2012, and 2011.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2013, 2012, and 2011.

During the fourth quarter of fiscal 2013, in advance of a planned debt refinancing, we entered into $250.0 million of treasury locks with an average fixed rate of 1.95 percent.

During the third quarter of fiscal 2013, we entered into swaps to convert $250.0 million of 0.875 percent fixed-rate notes due January 29, 2016, to floating rates.

During the second quarter of fiscal 2013, in advance of a planned debt refinancing, we entered into $200.0 million of treasury locks with an average fixed rate of 2.82 percent. All of these treasury locks were cash settled for $11.8 million during the third quarter of fiscal 2013, coincident with the issuance of our $500.0 million 30-year fixed-rate notes. As of May 26, 2013, an $11.7 million pre-tax gain remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the fourth quarter of fiscal 2011, first quarter of fiscal 2012, and second quarter of fiscal 2012, we entered into $500.0 million, $300.0 million, and $200.0 million of forward starting swaps with average fixed rates of 3.9 percent, 2.7 percent, and 2.4 percent, respectively, in advance of a planned debt financing. All of these forward starting swaps were cash settled for $100.4 million coincident with the issuance of our $1.0 billion 10-year fixed rate notes in November 2011. As of May 26, 2013, an $84.7 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the fourth quarter of fiscal 2011, we entered into swaps to convert $300.0 million of 1.55 percent fixed-rate notes due May 16, 2014, to floating rates.

As of May 26, 2013, a $15.1 million pre-tax loss on cash settled interest rate derivatives for our $500.0 million 30-year fixed rate notes issued June 1, 2010 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

As of May 26, 2013, an $8.3 million pre-tax loss on cash settled interest rate swaps for our $1.0 billion 10-year note issued January 24, 2007 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate derivatives. Average floating rates are based on rates as of the end of the reporting period.

In Millions	May 26, 2013	May 27, 2012
Pay-floating swaps—notional amount	$550.0	$834.6
Average receive rate	1.1%	1.7%
Average pay rate	0.4%	0.3%
Treasury locks—notional amount	$250.0	$ —

The interest rate derivative contracts mature at various dates from fiscal 2014 to 2016 as follows:

In Millions	Pay Floating	Treasury Locks
2014	$300.0	$250.0
2015	—	—
2016	250.0	—
Total	$550.0	$250.0

FOREIGN EXCHANGE RISK

Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, intercompany loans, product shipments, and foreign-denominated commercial paper. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Mexican peso, and Swiss franc. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-denominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency of the entity with foreign exchange exposure; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.

As of May 26, 2013, the net notional value of foreign exchange derivatives was $985.1 million. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2013, 2012, and 2011.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 26, 2013, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.

EQUITY INSTRUMENTS

Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of May 26, 2013, the net notional amount of our equity swaps was $57.0 million. These swap contracts mature in fiscal 2014.

FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of May 26, 2013 and May 27, 2012, were as follows:

	May 26, 2013				May 26, 2013
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$ —	$ 10.3	$—	$10.3	$—	$ —	$—	$—
Foreign exchange contracts (c) (d)	—	15.7	—	15.7	—	(1.6)	—	(1.6)
Total	—	26.0	—	26.0	—	(1.6)	—	(1.6)

Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	6.7	—	6.7	—	(0.1)	—	(0.1)
Equity contracts (a) (e)	—	—	—	—	—	(0.2)	—	(0.2)
Commodity contracts (c) (e)	10.3	3.1	—	13.4	—	(3.9)	—	(3.9)
Grain contracts (c) (e)	—	7.5	—	7.5	—	(30.4)	—	(30.4)
Total	10.3	17.3	—	27.6	—	(34.6)	—	(34.6)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	6.4	134.1	—	140.5	—	—	—	—
Total	6.4	134.1	—	140.5	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$16.7	$177.4	$—	$194.1	$—	$(36.2)	$—	$(36.2)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.

	May 27, 2012				May 27, 2012
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$ —	$ 5.7	$ —	$ 5.7	$ —	$ —	$ —	$ —
Foreign exchange contracts (c) (d)	—	11.5	—	11.5	—	(18.8)	—	(18.8)
Total	—	17.2	—	17.2	—	(18.8)	—	(18.8)
Derivatives not designated as hedging instruments:
Interest rate contracts (a) (b)	—	0.5	—	0.5	—	—	—	—
Foreign exchange contracts (c) (d)	—	6.6	—	6.6	—	(1.1)	—	(1.1)
Equity contracts (a) (e)	—	—	—	—	—	(0.1)	—	(0.1)
Commodity contracts (c) (e)	8.0	1.0	—	9.0	—	(15.1)	—	(15.1)
Grain contracts (c) (e)	—	8.3	—	8.3	—	(20.6)	—	(20.6)
Total	8.0	16.4	—	24.4	—	(36.9)	—	(36.9)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	5.3	52.3	—	57.6	—	—	—	—
Total	5.3	52.3	—	57.6	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$13.3	$85.9	$ —	$99.2	$ —	$(55.7)	$ —	$(55.7)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the fiscal years ended May 26, 2013, and May 27, 2012, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$ 19.1	$(78.6)	$16.4	$(7.3)	$ —	$ —	$ —	$ —	$ 35.5	$ (85.9)
Amount of loss reclassified from AOCI into earnings (a) (b)	(12.5)	(8.2)	(4.8)	(9.9)	—	—	—	—	(17.3)	(18.1)
Amount of gain (loss) recognized in earnings (c)	—	(0.5)	0.4	(0.3)	—	—	—	—	0.4	(0.8)
Derivatives in Fair Value Hedging Relationships:
Amount of net gain (loss) recognized in earnings (d)	0.8	(0.8)	—	—	—	—	—	—	0.8	(0.8)
Derivatives Not Designated as Hedging Instruments:
Amount of gain (loss) recognized in earnings (d)	—	—	11.6	(1.3)	12.0	(1.0)	(7.6)	(122.5)	16.0	(124.8)

(a)	Effective portion.
(b)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Unrealized losses from interest rate cash flow hedges recorded in AOCI as of May 26, 2013, totaled $53.5 million after tax. These deferred losses are primarily related to interest rate swaps that we entered into in contemplation of future borrowings and other financing requirements and that are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized gains from foreign currency cash flow hedges recorded in AOCI as of May 26, 2013, were $11.8 million after-tax. The net amount of pre-tax gains and losses in AOCI as of May 26, 2013, that we expect to be reclassified into net earnings within the next 12 months is $3.5 million of income.

CREDIT-RISK-RELATED CONTINGENT FEATURES

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 26, 2013, was $3.9 million. We have posted no collateral under these contracts. If the credit-risk-related contingent features underlying these agreements had been triggered on May 26, 2013, we would have been required to post $3.9 million of collateral to counterparties.

CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK

During fiscal 2013, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 21 percent of our consolidated net sales and 31 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 6 percent of our net sales in the International segment and 7 percent of our net sales in the Bakeries and Foodservice segment. As of May 26, 2013, Wal-Mart accounted for 28 percent of our U.S. Retail receivables, 5 percent of our International receivables, and 7 percent of our Bakeries and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 54 percent of its fiscal 2013 net sales, the five largest customers in our International segment accounted for 24 percent of its fiscal 2013 net sales, and the five largest customers in our Bakeries and Foodservice segment accounted for 41 percent of its fiscal 2013 net sales.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $30.9 million against which we do not hold collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of May 26, 2013, $178.3 million of our total accounts payable is payable to suppliers who utilize this third party service.

NOTE 8. DEBT

Notes Payable

The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 26, 2013		May 27, 2012
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$515.5	0.2%	$412.0	0.2%
Financial institutions	84.2	13.0	114.5	10.0
Total	$599.7	2.0%	$526.5	2.4%

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. In April 2012, we entered into fee-paid committed credit lines, consisting of a $1.0 billion facility scheduled to expire in April 2015 and a $1.7 billion facility scheduled to expire in April 2017. We also have $332.8 million in uncommitted credit lines that support our foreign operations. As of May 26, 2013, there were no amounts outstanding on the fee-paid committed credit lines and $84.2 million was drawn on the uncommitted lines. The credit facilities contain several covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of May 26, 2013.

Long-Term Debt

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

In September 2012, we repaid $520.8 million of 5.65 percent notes. In February 2012, we repaid $1.0 billion of 6.0 percent notes. In November 2011, we issued $1.0 billion aggregate principal amount of 3.15 percent notes due December 15, 2021. The net proceeds were used to repay a portion of our notes due February 2012, reduce our commercial paper borrowings, and for general corporate purposes. Interest on these notes is payable semi-annually in arrears. These notes may be redeemed at our option at any time prior to September 15, 2021 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured, unsubordinated obligations that include a change of control repurchase provision.

As part of our acquisition of Yoplait S.A.S., we consolidated $457.9 million of primarily euro-denominated Euribor-based floating-rate bank debt. In December 2011, we refinanced this debt with $390.5 million of euro-denominated Euribor-based floating-rate bank debt due at various dates through December 15, 2014.

Certain of our long-term debt agreements contain restrictive covenants. As of May 26, 2013, we were in compliance with all of these covenants.

As of May 26, 2013, the $87.1 million pre-tax loss recorded in AOCI associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from AOCI to net interest in fiscal 2014 is $11.6 million pre-tax.

A summary of our long-term debt is as follows:

In Millions	May 26, 2013	May 27, 2012
5.65% notes due February 15, 2019	$1,150.0	$1,150.0
5.7% notes due February 15, 2017	1,000.0	1,000.0
3.15% notes due December 15, 2021	1,000.0	1,000.0
5.2% notes due March 17, 2015	750.0	750.0
5.25% notes due August 15, 2013	700.0	700.0
5.4% notes due June 15, 2040	500.0	500.0
4.15% notes due February 15, 2043	500.0	—
Floating-rate notes due May 16, 2014	400.0	400.0
Euribor-based floating-rate note due December 15, 2014	368.6	375.5
1.55% notes due May 16, 2014	300.0	300.0
0.875% notes due January 29, 2016	250.0	—
Floating-rate notes due January 29, 2016	250.0	—
Medium-term notes, 0.1% to 6.4%, due fiscal 2014 or later	204.2	204.2
5.65% notes due September 10, 2012	—	520.8
Other, including capital leases	(3.4)	2.6
	7,369.4	6,903.1
Less amount due within one year	(1,443.3)	(741.2)
Total long-term debt	$5,926.1	$6,161.9

Principal payments due on long-term debt in the next five years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are $1,443.3 million in fiscal 2014, $1,181.9 million in fiscal 2015, $500.5 million in fiscal 2016, $1,000.0 million in fiscal 2017, and $100.0 million in fiscal 2018.

NOTE 9. REDEEMABLE AND NONCONTROLLING INTERESTS

Our principal redeemable and noncontrolling interests relate to our Yoplait S.A.S., Yoplait Marques S.A.S., and General Mills Cereals, LLC (GMC) subsidiaries. In addition, we have seven foreign subsidiaries that have noncontrolling interests totaling $8.0 million as of May 26, 2013.

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us once per year at fair value up to a maximum of 9 years. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement. As of May 26, 2013, the redemption value of the euro-denominated redeemable interest was $967.5 million.

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

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $263.5 million for fiscal 2013 and $235.7 million for fiscal 2012.

During fiscal 2013, we paid $32.5 million of dividends to Sodiaal under the terms of the Yoplait S.A.S. and Yoplait Marques S.A.S. shareholder agreements.

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

For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of our non-wholly owned subsidiaries are included in our Consolidated Financial Statements. The third-party investor’s share of the net earnings of these subsidiaries is reflected in net earnings attributable to redeemable and noncontrolling interests in the Consolidated Statements of Earnings.

Our noncontrolling interests contain restrictive covenants. As of May 26, 2013, we were in compliance with all of these covenants.

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

During fiscal 2013, we repurchased 24.2 million shares of common stock for an aggregate purchase price of $1,014.9 million. During fiscal 2012, we repurchased 8.3 million shares of common stock for an aggregate purchase price of $313.0 million. During fiscal 2011, we repurchased 31.8 million shares of common stock for an aggregate purchase price of $1,163.5 million.

During the fourth quarter of fiscal 2013, we entered into an accelerated share repurchase (ASR) agreement with an unrelated third party financial institution to repurchase an aggregate of $300.0 million of our outstanding common stock. The total aggregate number of shares to be repurchased pursuant to this agreement will be determined based on the volume weighted average price of our common stock during the purchase period, less a fixed discount. Under the ASR agreement, we paid $300.0 million to the financial institution and received 5.5 million shares of common stock with a fair value of $270.0 million during the fourth quarter of 2013, which represents approximately 90 percent of the total shares expected to be repurchased under the agreement. We will settle the remaining shares upon the completion of the ASR agreement in the first quarter of fiscal 2014. We recorded this transaction as an increase in treasury stock of $270.0 million, and recorded the remaining $30.0 million as a decrease to additional paid in capital on our Consolidated Balance Sheets as of May 26, 2013. We will reclassify the $30.0 million recorded in additional paid in capital to treasury stock at completion of the ASR. This forward contract is indexed to, and potentially settled in, our common stock. In accordance with the terms of the ASR agreement, we have the option to settle our delivery obligation, if any, under the forward contract in cash or shares and we may be required to settle in cash in very limited circumstances that are under our control or that require the delivery of cash to all shareholders. Furthermore, the contract specifies a maximum number of shares that we could be required to deliver to the counterparty, and we have sufficient authorized and unissued shares available to deliver the maximum share amount. Based on these circumstances, the forward contract meets the requirements to be classified as permanent equity. The forward contract is accounted for as an equity instrument and does not require hedge or derivative accounting treatment. As long as the forward contract continues to meet the requirements to be classified as permanent equity, we will not record future changes in its fair value. The forward contract continued to meet those requirements as of May 26, 2013, and we expect it will continue to meet those requirements through the settlement date in the first quarter of fiscal 2014.

The initial delivery of 5.5 million shares of our common stock reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted EPS for fiscal 2013. We have also evaluated the ASR agreement for the potential dilutive effects of any shares remaining to be received upon settlement and determined that the additional shares would be anti-dilutive and therefore were not included in our EPS calculation for fiscal 2013.

The following table provides details of total comprehensive income:

	Fiscal 2013
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,855.2	$ 8.0	$29.3
Other comprehensive income (loss):
Foreign currency translation	$(19.8)	$—	$(19.8)	10.3	10.3
Net actuarial income	76.3	(31.3)	45.0	—	—
Other fair value changes:
Securities	1.2	(0.4)	0.8	—	—
Hedge derivatives	33.5	(10.4)	23.1	—	1.5
Reclassification to earnings:
Hedge derivatives (a)	15.0	(4.5)	10.5	—	1.7
Amortization of losses and prior service costs (b)	159.9	(61.1)	98.8	—	—
Other comprehensive income	266.1	(107.7)	158.4	10.3	13.5
Total comprehensive income			$2,013.6	$18.3	$42.8

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expense.

	Fiscal 2012
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,567.3	$ 6.8	$ 15.0
Other comprehensive income (loss):
Foreign currency translation	$(270.3)	$—	$(270.3)	(51.1)	(98.7)
Net actuarial loss	(813.1)	308.5	(504.6)	—	—
Other fair value changes:
Securities	(0.3)	0.1	(0.2)	—	—
Hedge derivatives	(80.8)	31.2	(49.6)	—	(3.8)
Reclassification to earnings:
Hedge derivatives (a)	16.3	(6.2)	10.1	—	1.4
Amortization of losses and prior service costs (b)	131.6	(49.9)	81.7	—	—
Other comprehensive loss	(1,016.6)	283.7	(732.9)	(51.1)	(101.1)
Total comprehensive income (loss)			$834.4	$(44.3)	$ (86.1)

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expense.

	Fiscal 2011
	General Mills			Noncontrolling Interests
In Millions	Pretax	Tax	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,798.3	$5.2
Other comprehensive income (loss):
Foreign currency translation	$358.3	$—	$358.3	0.7
Net actuarial gain	93.5	(32.4)	61.1	—
Other fair value changes:
Securities	(5.8)	2.2	(3.6)	—
Hedge derivatives	(39.8)	14.4	(25.4)	—
Reclassification to earnings:
Hedge derivatives (a)	29.8	(11.3)	18.5	—
Amortization of losses and prior service costs (b)	108.7	(41.5)	67.2	—
Other comprehensive income	544.7	(68.6)	476.1	0.7
Total comprehensive income			$2,274.4	$5.9

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expense.

In fiscal 2013, 2012, and 2011, except for reclassifications to earnings, changes in other comprehensive income (loss) were primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	May 26, 2013	May 27, 2012
Foreign currency translation adjustments	$263.1	$282.9
Unrealized gain (loss) from:
Securities	2.6	1.8
Hedge derivatives	(41.7)	(75.3)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,801.5)	(1,945.9)
Prior service costs	(7.8)	(7.2)
Accumulated other comprehensive loss	$(1,585.3)	$(1,743.7)

NOTE 11. STOCK PLANS

We use broad-based stock plans to help ensure that management’s interests are aligned with those of our stockholders. As of May 26, 2013, a total of 35,492,790 shares were available for grant in the form of stock options, restricted stock, restricted stock units, and shares of unrestricted stock under the 2011 Stock Compensation Plan (2011 Plan) and the 2011 Compensation Plan for Non-Employee Directors. The 2011 Plan also provides for the issuance of cash-settled share-based units, stock appreciation rights, and performance awards. Stock-based awards now outstanding include some granted under the 1998 (employee), 2001, 2003, 2005, 2006, 2007, and 2009 stock plans and the Executive Incentive Plan (EIP), under which no further awards may be granted. The stock plans provide for accelerated vesting of awards upon retirement, termination, or death of eligible employees and directors.

Stock Options

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2013	2012	2011
Estimated fair values of stock options granted	$3.65	$5.88	$4.12
Assumptions:
Risk-free interest rate	1.6%	2.9%	2.9%
Expected term	9.0 years	8.5 years	8.5 years
Expected volatility	17.3%	17.6%	18.5%
Dividend yield	3.5%	3.3%	3.0%

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

Realized windfall tax benefits are credited to additional paid-in capital within the Consolidated Balance Sheets. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense, potentially resulting in volatility in our consolidated effective income tax rate. We calculated a cumulative memo balance of windfall tax benefits for the purpose of accounting for future shortfall tax benefits.

Options may be priced at 100 percent or more of the fair market value on the date of grant, and generally vest four years after the date of grant. Options generally expire within 10 years and one month after the date of grant.

Information on stock option activity follows:

	Options Exercisable (Thousands)	Weighted- Average Exercise Price Per Share	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share
Balance as of May 30, 2010	47,726.6	22.89	81,104.6	25.17
Granted			5,234.3	37.38
Exercised			(18,665.4)	22.59
Forfeited or expired			(126.2)	31.26
Balance as of May 29, 2011	39,221.7	23.78	67,547.3	26.82
Granted			4,069.0	37.29
Exercised			(10,279.3)	24.12
Forfeited or expired			(394.3)	27.88
Balance as of May 27, 2012	39,564.9	25.27	60,942.7	27.96
Granted			3,407.7	38.15
Exercised			(16,534.6)	23.49
Forfeited or expired			(143.7)	34.06
Balance as of May 26, 2013	29,290.3	$27.69	47,672.1	$30.22

Stock-based compensation expense related to stock option awards was $17.5 million in fiscal 2013, $23.9 million in fiscal 2012, and $26.8 million in fiscal 2011.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year
In Millions	2013	2012	2011
Net cash proceeds	$300.8	$233.5	$410.4
Intrinsic value of options exercised	$297.2	$156.7	$275.6

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

Information on restricted stock unit and cash-settled share-based units activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 27, 2012	8,551.8	$33.79	397.1	$32.68	3,991.5	$31.58
Granted	2,330.4	38.42	74.5	38.15	—	—
Vested	(2,495.0)	32.05	(73.0)	31.68	(1,638.2)	31.64
Forfeited or expired	(345.0)	36.00	(10.4)	35.60	(65.5)	32.31
Non-vested as of May 26, 2013	8,042.2	$35.89	388.2	$32.60	2,287.8	$38.41

	Fiscal Year
	2013	2012	2011
Number of units granted (thousands)	2,404.9	2,785.7	3,751.6
Weighted average price per unit	$38.41	$37.29	$36.16

The total grant-date fair value of restricted stock unit awards that vested during fiscal 2013 was $134.1 million, and $106.0 million vested during fiscal 2012.

As of May 26, 2013, unrecognized compensation expense related to non-vested stock options and restricted stock units was $125.4 million. This expense will be recognized over 17 months, on average.

Stock-based compensation expense related to restricted stock units and cash-settled share-based payment awards was $128.9 million for fiscal 2013, $124.3 million for fiscal 2012, and $141.2 million for fiscal 2011.

NOTE 12. EARNINGS PER SHARE

Basic and diluted EPS were calculated using the following:

	Fiscal Year
In Millions, Except per Share Data	2013	2012	2011
Net earnings attributable to General Mills	$1,855.2	$1,567.3	$1,798.3

Average number of common shares—basic EPS	648.6	648.1	642.7
Incremental share effect from: (a)
Stock options	12.0	13.9	16.6
Restricted stock, restricted stock units, and other	5.0	4.7	5.5
Average number of common shares—diluted EPS	665.6	666.7	664.8

Earnings per share—basic	$2.86	$2.42	$2.80
Earnings per share—diluted	$2.79	$2.35	$2.70

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2013	2012	2011
Anti-dilutive stock options and restricted stock units	0.6	5.8	4.8

NOTE 13. RETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

Defined Benefit Pension Plans

We have defined benefit pension plans covering most employees in the United States, Canada, France, and the United Kingdom. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made $200.0 million of voluntary contributions to our principal U.S. plans in each of fiscal 2013 and fiscal 2012. We do not expect to be required to make any contributions in fiscal 2014. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control. In fiscal 2012, we announced changes to our U.S. defined benefit pension plans. All new salaried employees hired on or after June 1, 2013 are eligible for a new retirement program that does not include a defined benefit pension plan. Current salaried employees remain in the existing defined benefit pension plan with adjustments to benefits.

Other Postretirement Benefit Plans

We also sponsor plans that provide health care benefits to the majority of our retirees in the United States, Canada, and Brazil. The United States salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We did not make voluntary contributions to these plans in fiscal 2013 or fiscal 2012.

Health Care Cost Trend Rates

Assumed health care cost trends are as follows:

	Fiscal Year
	2013	2012
Health care cost trend rate for next year	8.0%	8.5%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.2%	5.2%
Year that the rate reaches the ultimate trend rate	2019	2019

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 8.0 percent for all retirees at the end of fiscal 2013. Rates are graded down annually until the ultimate trend rate of 5.2 percent is reached in 2019 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease
Effect on the aggregate of the service and interest cost components in fiscal 2014	$ 5.2	$ (4.4)
Effect on the other postretirement accumulated benefit obligation as of May 26, 2013	93.8	(82.9)

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act) was signed into law in March 2010. The Act codifies health care reforms with staggered effective dates from 2010 to 2018. Estimates of the future impacts of several of the Act’s provisions are incorporated into our postretirement benefit liability.

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

We use our fiscal year end as the measurement date for our defined benefit pension and other postretirement benefit plans.

Summarized financial information about defined benefit pension, other postretirement, and postemployment benefit plans is presented below:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2013	2012	2013	2012	2013	2012
Change in Plan Assets:
Fair value at beginning of year	$4,353.9	$4,264.0	$358.8	$353.8
Actual return on assets	698.7	56.3	67.9	(4.8)
Employer contributions	223.1	222.1	0.1	0.1
Plan participant contributions	15.2	20.3	13.0	12.2
Benefits payments	(222.6)	(203.3)	(2.9)	(2.5)
Foreign currency	(2.2)	(5.5)	—	—

Fair value at end of year	$5,066.1	$4,353.9	$436.9	$358.8

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$4,991.5	$4,458.4	$1,129.0	$1,065.8	$141.3	$131.3
Service cost	124.4	114.3	21.6	18.0	7.8	7.5
Interest cost	237.3	237.9	52.1	55.6	4.4	4.8
Plan amendment	0.2	(13.4)	—	—	4.5	—
Curtailment/other	—	(27.1)	—	0.1	11.4	11.9
Plan participant contributions	15.2	20.3	13.0	12.2	—	—
Medicare Part D reimbursements	—	—	4.1	4.7	—	—
Actuarial loss (gain)	237.5	405.7	(23.0)	28.4	(10.4)	5.5
Benefits payments	(222.8)	(203.5)	(58.9)	(55.5)	(13.6)	(19.6)
Foreign currency	(1.9)	(5.9)	(0.1)	(0.3)	—	(0.1)
Acquisitions	—	4.8	10.4	—	—	—
Projected benefit obligation at end of year	$5,381.4	$4,991.5	$1,148.2	$1,129.0	$145.4	$141.3
Plan assets less than benefit obligation as of fiscal year end	$(315.3)	$(637.6)	$(711.3)	$(770.2)	$(145.4)	$(141.3)

The accumulated benefit obligation for all defined benefit pension plans was $4,888.8 million as of May 26, 2013, and $4,504.7 million as of May 27, 2012.

Amounts recognized in AOCI as of May 26, 2013, and May 27, 2012, are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2013	2012	2013	2012	2013	2012	2013	2012
Net actuarial loss	$(1,625.1)	$(1,714.1)	$(168.2)	$(215.0)	$(8.2)	$(16.8)	$(1,801.5)	$(1,945.9)
Prior service (costs) credits	(18.5)	(22.0)	16.6	19.0	(5.9)	(4.2)	(7.8)	(7.2)
Amounts recorded in accumulated other comprehensive loss	$(1,643.6)	$(1,736.1)	$(151.6)	$(196.0)	$(14.1)	$(21.0)	$(1,809.3)	$(1,953.1)

Plans with accumulated benefit obligations in excess of plan assets are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2013	2012	2013	2012	2013	2012
Projected benefit obligation	$396.9	$423.4	$—	$—	$ —	$ —
Accumulated benefit obligation	346.6	361.5	1,132.9	1,129.0	145.4	141.3
Plan assets at fair value	9.5	53.0	436.9	358.8	—	—

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$124.4	$114.3	$101.4	$21.6	$18.0	$18.7	$7.8	$7.5	$8.0
Interest cost	237.3	237.9	230.9	52.1	55.6	60.1	4.4	4.8	5.1
Expected return on plan assets	(428.0)	(440.3)	(408.5)	(32.1)	(35.5)	(33.2)	—	—	—
Amortization of losses	136.0	108.1	81.4	17.1	14.5	14.4	2.1	1.7	2.1
Amortization of prior service costs (credits)	6.2	8.6	9.0	(3.4)	(3.4)	(0.6)	1.9	2.1	2.4
Other adjustments	—	—	—	—	—	—	11.4	12.0	4.2
Net expense	$75.9	$28.6	$14.2	$55.3	$49.2	$59.4	$27.6	$28.1	$21.8

We expect to recognize the following amounts in net periodic benefit expense in fiscal 2014:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Amortization of losses	$151.1	$15.4	$0.6
Amortization of prior service costs (credits)	5.6	(3.4)	2.4

Assumptions

Weighted-average assumptions used to determine fiscal year-end benefit obligations are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2013	2012	2013	2012	2013	2012
Discount rate	4.54%	4.85%	4.50%	4.70%	3.70%	3.86%
Rate of salary increases	4.44	4.44	—	—	4.44	4.45

Weighted-average assumptions used to determine fiscal year net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.85%	5.45%	5.85%	4.70%	5.35%	5.80%	3.86%	4.77%	5.12%
Rate of salary increases	4.44	4.92	4.93	—	—	—	4.45	4.92	4.93
Expected long-term rate of return on plan assets	8.53	9.52	9.53	8.13	9.32	9.33	—	—	—

Discount Rates

Our discount rate assumptions are determined annually as of the last day of our fiscal year for our defined benefit pension, other postretirement, and postemployment benefit plan obligations. We also use the same discount rates to determine defined benefit pension, other postretirement, and postemployment benefit plan income and expense for the following fiscal year. We work with our outside actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using the Aa Above Median corporate bond yield, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.

Fair Value of Plan Assets

The fair values of our pension and postretirement benefit plans’ assets and their respective levels in the fair value hierarchy at May 26, 2013 and May 27, 2012, by asset category were as follows:

	May 26, 2013				May 27, 2012
In Millions	Level 1	Level 2	Level 3	Total Assets	Level 1	Level 2	Level 3	Total Assets
Fair value measurement of pension plan assets:
Equity (a)	$1,439.4	$828.3	$559.3	$2,827.0	$1,119.2	$717.6	$575.4	$2,412.2
Fixed income (b)	476.6	801.0	—	1,277.6	506.1	647.2	—	1,153.3
Real asset investments (c)	131.1	169.1	430.4	730.6	135.0	88.9	361.2	585.1
Other investments (d)	—	60.9	0.3	61.2	—	49.6	0.3	49.9
Cash and accruals	169.7	—	—	169.7	153.4	—	—	153.4
Total fair value measurement of pension plan assets	$2,216.8	$1,859.3	$990.0	$5,066.1	$1,913.7	$1,503.3	$936.9	$4,353.9

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$93.1	$92.0	$20.2	$205.3	$12.6	$135.4	$ 22.0	$170.0
Fixed income (b)	17.2	50.3	—	67.5	15.7	39.1	—	54.8
Real asset investments (c)	1.8	7.1	14.5	23.4	4.3	5.7	8.4	18.4
Other investments (d)	—	130.9	—	130.9	—	104.9	—	104.9
Cash and accruals	9.8	—	—	9.8	10.7	—	—	10.7
Fair value measurement of postretirement benefit plan assets	$121.9	$280.3	$34.7	$436.9	$43.3	$285.1	$ 30.4	$358.8

(a)	Primarily publicly traded common stock and private equity partnerships for purposes of total return and to maintain equity exposure consistent with policy allocations. Investments include: United States and international equity securities, mutual funds, and equity futures valued at closing prices from national exchanges; and commingled funds, privately held securities, and private equity partnerships valued at unit values or net asset values provided by the investment managers, which are based on the fair value of the underlying investments. Various methods are used to determine fair values and may include the cost of the investment, most recent financing, and expected cash flows. For some of these investments, realization of the estimated fair value is dependent upon transactions between willing sellers and buyers.
(b)	Primarily government and corporate debt securities for purposes of total return and managing fixed income exposure to policy allocations. Investments include: fixed income securities and bond futures generally valued at closing prices from national exchanges, fixed income pricing models, and independent financial analysts; and fixed income commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.
(c)	Publicly traded common stock and limited partnerships in the energy and real estate sectors for purposes of total return. Investments include: energy and real estate securities generally valued at closing prices from national exchanges; and commingled funds, private securities, and limited partnerships valued at unit values or net asset values provided by the investment managers, which are generally based on the fair value of the underlying investments.
(d)	Global balanced fund of equity, fixed income, and real estate securities for purposes of meeting Canadian pension plan asset allocation policies, and insurance and annuity contracts to provide a stable stream of income for retirees and to fund postretirement medical benefits. Fair values are derived from unit values provided by the investment managers, which are generally based on the fair value of the underlying investments and contract fair values from the providers.

The following table is a roll forward of the Level 3 investments of our pension and postretirement benefit plans’ assets during the years ended May 26, 2013 and May 27, 2012:

	Fiscal 2013
In Millions	Balance as of May 27, 2012	Net Transfers Out	Net Purchases, Sales Issuances, and Settlements	Net Gain	Balance as of May 26, 2013
Pension benefit plan assets:
Equity	$575.4	$(0.1)	$(61.0)	$45.0	$559.3
Fixed income	—	—	—	—	—
Real asset investments	361.2	—	48.3	20.9	430.4
Other investments	0.3	—	—	—	0.3
Fair value activity of level 3 pension plan assets	$936.9	$(0.1)	$(12.7)	$65.9	$990.0

Postretirement benefit plan assets:
Equity	$ 22.0	$ —	$ (2.3)	$0.5	$ 20.2
Fixed income	—	—	—	—	—
Real asset investments	8.4	—	4.8	1.3	14.5
Fair value activity of level 3 postretirement benefit plan assets	$ 30.4	$ —	$ 2.5	$1.8	$ 34.7

	Fiscal 2012
In Millions	Balance as of May 29, 2011	Net Transfers Out	Net Purchases, Sales Issuances, and Settlements	Net Gain (Loss)	Balance as of May 27, 2012
Pension benefit plan assets:
Equity	$568.5	$ (1.2)	$(28.4)	$36.5	$575.4
Fixed income	0.2	—	(0.2)	—	—
Real asset investments	356.9	(48.9)	32.8	20.4	361.2
Other investments	0.3	—	—	—	0.3
Fair value activity of level 3 pension plan assets	$925.9	$(50.1)	$ 4.2	$56.9	$936.9

Postretirement benefit plan assets:
Equity	$ 26.3	$ —	$ (4.1)	$(0.2)	$ 22.0
Fixed income	0.2	—	—	(0.2)	—
Real asset investments	13.6	(4.0)	(1.1)	(0.1)	8.4
Fair value activity of level 3 postretirement benefit plan assets	$ 40.1	$ (4.0)	$ (5.2)	$(0.5)	$ 30.4

The net change in level 3 assets attributable to unrealized losses at May 26, 2013, was $6.3 million for our pension plan assets, and $0.9 million for our postretirement benefit plan assets.

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

Weighted-average asset allocations for the past two fiscal years for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Fiscal Year		Fiscal Year
	2013	2012	2013	2012

Asset category:
United States equities	29.5%	28.7%	39.4%	38.4%
International equities	17.3	15.7	21.6	19.9
Private equities	11.2	13.3	4.7	6.2
Fixed income	27.5	28.6	28.9	30.3
Real assets	14.5	13.7	5.4	5.2

Total	100.0%	100.0%	100.0%	100.0%

The investment objective for our defined benefit pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. Our goal is to optimize the long-term return on plan assets at a moderate level of risk. The defined benefit pension plan and other postretirement benefit plan portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the defined benefit pension plans, the long-term investment policy allocation is: 25 percent to equities in the United States; 15 percent to international equities; 10 percent to private equities; 35 percent to fixed income; and 15 percent to real assets (real estate, energy, and timber). For other postretirement benefit plans, the long-term investment policy allocations are: 30 percent to equities in the United States; 20 percent to international equities; 10 percent to private equities; 30 percent to fixed income; and 10 percent to real assets (real estate, energy, and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

Contributions and Future Benefit Payments

We do not expect to be required to make contributions to our defined benefit, other postretirement, and postemployment benefit plans in fiscal 2014. Actual fiscal 2014 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2014 to 2023 as follows:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans Gross Payments	Medicare Subsidy Receipts	Postemployment Benefit Plans

2014	$236.3	$ 56.8	$ 4.7	$18.8
2015	243.6	60.4	5.2	17.4
2016	251.6	62.4	5.6	16.3
2017	260.6	63.8	6.1	15.3
2018	270.1	66.7	6.5	14.7
2019-2023	1,512.3	371.3	28.5	66.4

Defined Contribution Plans

The General Mills Savings Plan is a defined contribution plan that covers domestic salaried, hourly, nonunion, and certain union employees. This plan is a 401(k) savings plan that includes a number of investment funds, including a Company stock fund and an Employee Stock Ownership Plan (ESOP). We sponsor another money purchase plan for certain domestic hourly employees with net assets of $19.4 million as of May 26, 2013, and $18.7 million as of May 27, 2012. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $46.0 million in fiscal 2013, $41.8 million in fiscal 2012, and $41.8 million in fiscal 2011.

We matched a percentage of employee contributions to the General Mills Savings Plan. Effective April 1, 2010, the Company match is directed to investment options of the participant’s choosing. Prior to April 1, 2010, the Company match was invested in Company stock in the ESOP. The number of shares of our common stock allocated to participants in the ESOP was 9.1 million as of May 26, 2013, and 10.6 million as of May 27, 2012. The ESOP’s only assets are our common stock and temporary cash balances.

The Company stock fund and the ESOP held $691.9 million and $638.6 million of Company common stock as of May 26, 2013, and May 27, 2012.

NOTE 14. INCOME TAXES

The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2013	2012	2011

Earnings before income taxes and after-tax earnings from joint ventures:
United States	$2,051.2	$1,816.5	$2,144.8
Foreign	483.7	394.0	283.4

Total earnings before income taxes and after-tax earnings from joint ventures	$2,534.9	$2,210.5	$2,428.2

Income taxes:
Currently payable:
Federal	$493.4	$399.1	$370.0
State and local	39.5	52.0	76.9
Foreign	126.5	109.1	68.9

Total current	659.4	560.2	515.8

Deferred:
Federal	68.8	167.9	178.9
State and local	19.2	(1.3)	30.8
Foreign	(6.2)	(17.2)	(4.4)

Total deferred	81.8	149.4	205.3

Total income taxes	$741.2	$709.6	$721.1

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2013	2012	2011

United States statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	1.3	1.4	2.7
Foreign rate differences	(0.6)	(2.0)	(2.0)
Deferred taxes for Medicare subsidies	(1.3)	—	—
GMC subsidiary restructure	(2.5)	—	—
Court decisions and audit settlements	—	—	(3.7)
Domestic manufacturing deduction	(2.1)	(1.8)	(1.6)
Other, net	(0.6)	(0.5)	(0.7)
Effective income tax rate	29.2%	32.1%	29.7%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 26, 2013	May 27, 2012

Accrued liabilities	$154.6	$86.9
Compensation and employee benefits	619.2	635.4
Unrealized hedge losses	6.9	26.4
Pension liability	112.5	240.1
Tax credit carryforwards	78.0	86.5
Stock, partnership, and miscellaneous investments	461.1	534.3
Capital losses	13.6	90.7
Net operating losses	65.1	130.6
Other	138.8	151.9

Gross deferred tax assets	1,649.8	1,982.8
Valuation allowance	232.8	384.4

Net deferred tax assets	1,417.0	1,598.4

Brands	1,380.4	1,292.8
Fixed assets	537.4	500.1
Intangible assets	168.3	289.1
Tax lease transactions	55.1	56.5
Inventories	52.0	55.9
Stock, partnership, and miscellaneous investments	456.7	468.2
Unrealized hedges	—	—
Other	28.2	47.5

Gross deferred tax liabilities	2,678.1	2,710.1

Net deferred tax liability	$1,261.1	$1,111.7

We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carryforward period to allow us to realize these deferred tax benefits.

Of the total valuation allowance of $232.8 million, $161.8 million relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition. Of the remaining valuation allowance, $67.1 million relates to state net operating loss carryforwards and various foreign loss carryforwards. During fiscal 2013, we reversed deferred tax assets and related valuation allowances of $85.6 million due to the expiration of certain capital loss carryovers. We have approximately $72 million of U.S. foreign tax credit carryforwards for which no valuation allowance has been recorded. As of May 26, 2013, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

The carryforward periods on our foreign loss carryforwards are as follows: $33.4 million do not expire; $4.6 million expire in fiscal 2014 and 2015; and $21.6 million expire in fiscal 2016 and beyond.

We have not recognized a deferred tax liability for unremitted earnings of approximately $2.7 billion from our foreign operations because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested.

In fiscal 2010, we recorded a non-cash income tax charge and decrease to our deferred tax assets of $35.0 million related to a reduction of the tax deductibility of retiree health cost to the extent of any Medicare Part D subsidy received beginning in fiscal 2013 under the enactment of the Patient Protection and Affordable Care Act, as

amended by the Health Care and Education Reconciliation Act of 2010. During fiscal 2013, we took certain actions to restore part of the tax benefits associated with Medicare Part D subsidies and recorded a $33.7 million discrete decrease to income tax expense and an increase to our deferred tax assets.

During the first quarter of fiscal 2013, in conjunction with the consent of the Class A investor, we restructured GMC through the distribution of its manufacturing assets, stock, inventory, cash and certain intellectual property to a wholly owned subsidiary. GMC retained the remaining intellectual property. Immediately following this restructuring, the Class A Interests were sold by the then current holder to another unrelated third party investor. As a result of these transactions, we recorded a $63.3 million decrease to deferred income tax liabilities related to the tax basis of the investment in GMC and certain distributed assets, with a corresponding discrete non-cash reduction to income taxes in fiscal 2013.

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

The Internal Revenue Service (IRS) initiated its audit of our fiscal 2011 and fiscal 2012 tax years during fiscal 2013. Currently, several state examinations are in progress.

During fiscal 2013, the IRS concluded its field examination of our 2009 and 2010 tax years. The IRS has proposed adjustments related to the timing for deducting accrued bonus expenses. We believe our position is supported by substantial technical authority and have filed an appeal with the IRS Appeals Division (IRS Appeals). The audit closure and related proposed adjustments did not have a material impact on our current year results of operations or financial position. If we are unsuccessful in defending our position with respect to accrued bonuses, we will incur a one-time cash tax payment of approximately $80 million. As of May 26, 2013, we have effectively settled all issues with the IRS for fiscal years 2008 and prior.

Also during fiscal 2013, the California Court of Appeal issued an adverse decision concerning our state income tax apportionment calculations. We had previously recorded an $11.5 million increase in our total liabilities for uncertain tax positions in fiscal 2011 following an unfavorable decision by the Superior Court of the State of California related to this matter. We expect to pay a majority of the tax due related to this issue in fiscal 2014.

During fiscal 2012, we reached a settlement with IRS Appeals concerning research and development tax credits claimed for fiscal years 2002 to 2008. This settlement did not have a material impact on our results of operations or financial position.

During fiscal 2011, we reached a settlement with IRS Appeals concerning certain corporate income tax adjustments for fiscal years 2002 to 2008. The adjustments primarily relate to the amount of capital loss, depreciation, and amortization we reported as a result of the sale of noncontrolling interests in our GMC subsidiary. As a result, we recorded a $108.1 million reduction in our total liabilities for uncertain tax positions in fiscal 2011. We made payments totaling $385.3 million in fiscal 2011 related to this settlement.

The Canadian Revenue Agency (CRA) reviewed our Canadian income tax returns for fiscal years 2003 to 2005 and raised assessments for these years to which we have objected. During fiscal 2013, the issue related to our 2003 fiscal year was resolved with no adjustment. The issue for fiscal years 2004 and 2005 is currently under review by the U.S. and Canadian competent authority divisions. The CRA initiated its audit of our fiscal years 2008 through 2011 during fiscal year 2013. The CRA audit for fiscal 2008 was closed with no significant adjustments. The audit for fiscal years 2009 through 2011 is ongoing.

We do not anticipate that any United States or Canadian tax adjustments will have a significant impact on our financial position or results of operations.

We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change.

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2013. Approximately $92 million of this total represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain of the liabilities below would impact deferred taxes if recognized or are the result of stock compensation items impacting additional paid-in capital. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

	Fiscal Year
In Millions	2013	2012

Balance, beginning of year	$231.3	$226.2
Tax positions related to current year:
Additions	38.5	23.8
Tax positions related to prior years:
Additions	69.6	24.3
Reductions	(74.0)	(13.4)
Settlements	(39.0)	(6.6)
Lapses in statutes of limitations	(10.2)	(23.0)
Balance, end of year	$216.2	$231.3

As of May 26, 2013, we expect to pay approximately $12 million of unrecognized tax benefit liabilities and accrued interest within the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes. The remaining amount of our unrecognized tax liability was classified in other liabilities.

We report accrued interest and penalties related to unrecognized tax benefit liabilities in income tax expense. For fiscal 2013, we recognized a net benefit of $3.0 million of tax-related net interest and penalties, and had $53.1 million of accrued interest and penalties as of May 26, 2013. For fiscal 2012, we recognized $0.2 million associated with tax-related interest and penalties, and had $49.3 million of accrued interest and penalties as of May 27, 2012.

NOTE 15. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

An analysis of rent expense by type of property for operating leases follows:

	Fiscal Year
In Millions	2013	2012	2011

Warehouse space	$82.8	$72.6	$63.4
Equipment	33.5	34.8	32.1
Other	71.6	68.1	56.9

Total rent expense	$187.9	$175.5	$152.4

Some operating leases require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

Noncancelable future lease commitments are:

In Millions	Operating Leases	Capital Leases
2014	$ 93.4	$1.8
2015	74.0	1.5
2016	61.1	0.7
2017	45.1	0.2
2018	49.6	—
After 2018	114.5	—

Total noncancelable future lease commitments	$437.7	$4.2

Less: interest		(0.2)

Present value of obligations under capital leases		$4.0

These future lease commitments will be partially offset by estimated future sublease receipts of approximately $8.3 million. Depreciation on capital leases is recorded as depreciation expense in our results of operations.

As of May 26, 2013, we have issued guarantees and comfort letters of $356.3 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $258.7 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $437.7 million as of May 26, 2013.

Contingencies

We are party to various pending or threatened legal actions in the ordinary course of our business. In our opinion, there were no claims or litigation pending as of May 26, 2013, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations.

NOTE 16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail, 59.7 percent of our fiscal 2013 consolidated net sales; International, 29.3 percent of our fiscal 2013 consolidated net sales; and Bakeries and Foodservice, 11.0 percent of our fiscal 2013 consolidated net sales.

Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, and drug, dollar and discount chains operating throughout the United States. Our product categories in this business segment include ready-to-eat cereals, refrigerated yogurt, ready-to-serve soup, dry dinners, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including granola bars, cereal, and soup.

Our International segment consists of retail and foodservice businesses outside of the United States. In Canada, our product categories include ready-to-eat cereals, shelf stable and frozen vegetables, dry dinners, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, refrigerated yogurt, and grain and fruit snacks. In markets outside North America, our product categories include super-premium ice cream and frozen desserts, refrigerated yogurt, snacks, shelf stable and frozen vegetables, refrigerated and frozen dough products, and dry dinners. Our International segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer is located.

In our Bakeries and Foodservice segment our product categories include ready-to-eat cereals, snacks, refrigerated yogurt, unbaked and fully baked frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

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

Our operating segment results were as follows:

	Fiscal Year
In Millions	2013	2012	2011
Net sales:
U.S. Retail	$10,614.9	$10,480.2	$10,163.9
International	5,200.2	4,194.3	2,875.5
Bakeries and Foodservice	1,959.0	1,983.4	1,840.8
Total	$17,774.1	$16,657.9	$14,880.2
Operating profit:
U.S. Retail	$2,392.9	$2,295.3	$2,347.9
International	490.2	429.6	291.4
Bakeries and Foodservice	314.6	286.7	306.3
Total segment operating profit	3,197.7	3,011.6	2,945.6
Unallocated corporate items	326.1	347.6	184.1
Divestitures (gain)	—	—	(17.4)
Restructuring, impairment, and other exit costs	19.8	101.6	4.4
Operating profit	$2,851.8	$2,562.4	$2,774.5

Net sales by class of similar products were as follows:

	Fiscal Year
In Millions	2013	2012	2011

Net sales:
Snacks	$3,024.0	$2,649.6	$2,371.9
Yogurt	2,908.4	2,595.7	1,625.1
Cereal	2,889.2	2,935.2	2,812.6
Convenient meals	2,802.9	2,611.8	2,437.6
Baking mixes and ingredients	1,999.5	1,902.9	1,789.7
Dough	1,944.7	1,925.5	1,895.4
Vegetables	1,089.5	1,082.5	1,095.6
Super-premium ice cream	717.1	664.6	563.7
Other	398.8	290.1	288.6
Total	$17,774.1	$16,657.9	$14,880.2

The following table provides financial information by geographic area:

	Fiscal Year
In Millions	2013	2012	2011
Net sales:
United States	$12,573.1	$12,462.1	$11,987.8
Non-United States	5,201.0	4,195.8	2,892.4
Total	$17,774.1	$16,657.9	$14,880.2

In Millions	May 26, 2013	May 27, 2012
Cash and cash equivalents:
United States	$ 26.9	$ 25.7
Non-United States	714.5	445.5
Total	$741.4	$471.2

In Millions	May 26, 2013	May 27, 2012
Land, buildings, and equipment:
United States	$2,752.7	$2,804.9
Non-United States	1,125.4	847.8
Total	$3,878.1	$3,652.7

NOTE 17. SUPPLEMENTAL INFORMATION

The components of certain Consolidated Balance Sheet accounts are as follows:

In Millions	May 26, 2013	May 27, 2012
Receivables:
From customers	$1,466.3	$1,345.3
Less allowance for doubtful accounts	(19.9)	(21.7)
Total	$1,446.4	$1,323.6

In Millions	May 26, 2013	May 27, 2012
Inventories:
Raw materials and packaging	$403.0	$334.4
Finished goods	1,228.7	1,211.8
Grain	135.6	155.3
Excess of FIFO over LIFO cost (a)	(221.8)	(222.7)
Total	$1,545.5	$1,478.8

(a)	Inventories of $897.8 million as of May 26, 2013, and $930.2 million as of May 27, 2012, were valued at LIFO. During fiscal 2013 and fiscal 2012, LIFO inventory layers were reduced. Results of operations were not materially affected by these liquidations of LIFO inventory. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

In Millions	May 26, 2013	May 27, 2012
Prepaid expenses and other current assets:
Other receivables	$193.1	$103.8
Prepaid expenses	168.6	178.3
Derivative receivables, primarily commodity-related	47.6	34.5
Grain contracts	7.5	8.3
Miscellaneous	20.8	33.2
Total	$437.6	$358.1

In Millions	May 26, 2013	May 27, 2012
Land, buildings, and equipment:
Land	$101.2	$75.9
Buildings	2,168.3	1,980.6
Buildings under capital lease	0.3	0.3
Equipment	5,731.1	5,257.2
Equipment under capital lease	9.0	9.0
Capitalized software	427.9	419.1
Construction in progress	495.1	542.6
Total land, buildings, and equipment	8,932.9	8,284.7
Less accumulated depreciation	(5,054.8)	(4,632.0)
Total	$3,878.1	$3,652.7

In Millions	May 26, 2013	May 27, 2012
Other assets:
Investments in and advances to joint ventures	$478.5	$529.0
Pension assets	131.8	42.7
Exchangeable note with related party	88.8	98.9
Life insurance	24.4	86.7
Miscellaneous	120.2	108.0
Total	$843.7	$865.3

In Millions	May 26, 2013	May 27, 2012
Other current liabilities:
Accrued trade and consumer promotions	$635.3	$560.7
Accrued payroll	417.3	367.4
Dividends payable	279.6	24.5
Accrued taxes	88.0	39.2
Accrued interest, including interest rate swaps	91.2	100.2
Grain contracts	30.0	20.6
Restructuring and other exit costs reserve	19.5	85.9
Derivative payable	4.1	26.1
Miscellaneous	262.7	202.0
Total	$1,827.7	$1,426.6

In Millions	May 26, 2013	May 27, 2012
Other noncurrent liabilities:
Accrued compensation and benefits, including obligations for underfunded other postretirement and postemployment benefit plans	$1,560.2	$1,853.1
Accrued taxes	277.1	230.9
Miscellaneous	115.6	105.8
Total	$1,952.9	$2,189.8

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2013	2012	2011
Depreciation and amortization	$588.0	$541.5	$472.6
Research and development expense	237.9	245.4	235.0
Advertising and media expense (including production and communication costs)	895.0	913.7	843.7

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2013	2012	2011
Interest expense	$333.8	$370.7	$360.9
Capitalized interest	(4.3)	(8.9)	(7.2)
Interest income	(12.6)	(9.9)	(7.4)
Interest, net	$316.9	$351.9	$346.3

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2013	2012	2011
Cash interest payments	$293.0	$344.3	$333.1
Cash paid for income taxes	569.4	590.6	699.3

NOTE 18. QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for fiscal 2013 and fiscal 2012 follows:

In Millions, Except Per Share Amounts	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	2013	2012	2013	2012	2013	2012	2013	2012

Net sales	$4,051.0	$3,847.6	$4,881.8	$4,623.8	$4,430.6	$4,120.1	$4,410.7	$4,066.4

Gross margin	1,628.3	1,446.5	1,742.3	1,594.7	1,522.7	1,507.4	1,530.6	1,496.1
Net earnings attributable to General Mills	548.9	405.6	541.6	444.8	398.4	391.5	366.3	325.4
EPS:
Basic	$0.84	$0.63	$0.84	$0.69	$0.61	$0.61	$0.57	$0.49
Diluted	$0.82	$0.61	$0.82	$0.67	$0.60	$0.58	$0.55	$0.49
Dividends per share	$0.330	$0.305	$0.330	$0.305	$0.330	$0.305	$0.330	$0.305
Market price of common stock:
High	$39.13	$39.77	$40.77	$39.92	$45.67	$41.05	$50.93	$39.69
Low	$37.55	$34.95	$38.89	$36.89	$40.06	$38.15	$45.42	$38.04

During the fourth quarter of fiscal 2013, we finalized the purchase accounting for certain assets and liabilities related to the acquisition of Yoki. We recorded final adjustments that resulted in a $3.6 million decrease in goodwill.

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

New businesses. Our consolidated results for fiscal 2013 include operating activity from the acquisitions of Yoki Alimentos S.A. in Brazil (second quarter of fiscal 2013), Yoplait Ireland (first quarter of fiscal 2013), Food Should Taste Good in the United States (fourth quarter of fiscal 2012), Parampara Foods in India (first quarter of fiscal 2013), Immaculate Baking Company in the United States (third quarter of fiscal 2013), and the assumption of the Canadian Yoplait franchise license (second quarter of fiscal 2013). Also included in the first quarter of fiscal 2013 are two additional months of results from the acquisition of Yoplait S.A.S. (first quarter of fiscal 2012). Collectively, these items are referred to as “new businesses” in comparing our fiscal 2013 results to fiscal 2012.

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 26, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 26, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 26, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).

Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (1992), management concluded that our internal control over financial reporting was effective as of May 26, 2013.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board and Chief	Executive Vice President and Chief
Executive Officer	Financial Officer

July 3, 2013

Our independent registered public accounting firm’s attestation report on our internal control over financial reporting is included in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

ITEM 9B	Other Information

None.

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information contained in the sections entitled “Proposal Number 1 — Election of Directors,” “Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is set forth in Item 1 of this report.

The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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

The information contained in the sections entitled “Executive Compensation,” “Director Compensation,” and “Compensation Risk Assessment” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of May 26, 2013 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)(a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	58,139,658	(b)	$30.22	35,492,790	(d)
Equity compensation plans not approved by security holders	195,182	(c)	$23.20	—
Total	58,334,840		$30.22	35,492,790

a)	Weighted-average term of outstanding options is 5.03 years.

b)	Includes 47,669,911 stock options, 8,416,230 restricted stock units, and 2,053,517 restricted stock units that have vested and been deferred. We granted these awards under the following active stockholder-approved plans: 2011 Stock Compensation Plan and 2011 Compensation Plan for Non-Employee Directors; and the following stockholder-approved plans that have been discontinued for stock awards: 2001 Compensation Plan for Non-Employee Directors; 2003 Stock Compensation Plan; 2005 Stock Compensation Plan; 2006 Compensation Plan for Non-Employee Directors; 2007 Stock Compensation Plan; 2009 Stock Compensation Plan; and Executive Incentive Plan. No future stock awards may be granted under any of the discontinued plans.

c)	Includes 2,200 stock options and 192,982 restricted stock units that have vested and been deferred. These awards include stock options granted to a broad group of employees in fiscal 2003 and 2004, and grants in lieu of salary increases and certain other compensation and benefits. We granted these awards under our 1998 Employee Stock Plan, which provided for the issuance of stock options, restricted stock and restricted stock units to attract and retain employees and to align their interests with those of stockholders. We discontinued the 1998 Employee Stock Plan in September 2003, and no future awards may be granted under that plan.

d)	Includes stock options, restricted stock, restricted stock units, shares of unrestricted stock, stock appreciation rights, and performance awards that we may award under our 2011 Stock Compensation Plan, which had 34,310,614 shares available for grant at May 26, 2013. Also includes stock options and restricted stock units that we may award under our 2011 Compensation Plan for Non-Employee Directors, which had 1,182,176 shares available for grant at May 26, 2013.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information set forth in the sections entitled “Board Independence” and “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14	Principal Accounting Fees and Services

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15	Exhibits, Financial Statement Schedules

1.	Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 26, 2013, May 27, 2012, and May 29, 2011.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 26, 2013, May 27, 2012, and May 29, 2011.

Consolidated Balance Sheets as of May 26, 2013, and May 27, 2012.

Consolidated Statements of Cash Flows for the fiscal years ended May 26, 2013, May 27, 2012, and May 29, 2011.

Consolidated Statements of Total Equity and Redeemable Interest for the fiscal years ended May 26, 2013, May 27, 2012, and May 29, 2011.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedule:

For the fiscal years ended May 26, 2013, May 27, 2012, and May 29, 2011:

II – Valuation and Qualifying Accounts

3.	Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

3.2	By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2008).

4.1	Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank National Association (f/k/a First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).

4.2	First Supplemental Indenture, dated as of May 18, 2009, between the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.1*	1998 Employee Stock Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.2*	2001 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.3*	2003 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.4*	2005 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.5*	2006 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.6*	2007 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.7*	2009 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.8*	2011 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.9*	2011 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.10*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.11*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2010).

10.12*	Separation Pay and Benefits Program for Officers (incorporated herein by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.13*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.14*	Supplemental Retirement Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.15*	2005 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.16*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.17*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.18*	Executive Survivor Income Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.19*	Aircraft Time Sharing Agreement, dated December 12, 2007, between General Mills Sales, Inc. and Kendall J. Powell (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 14, 2007).

10.20*	Supplemental Benefits Trust Agreement (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.21*	Supplemental Benefits Trust Agreement (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.22	Agreements, dated November 29, 1989, by and between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.23	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

10.24	Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).

10.25	Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.26 +	Addenda Nos. 4 and 5 to the Protocol of Cereal Partners Worldwide between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.27	Addendum No. 10 to the Protocol of Cereal Partners Worldwide, dated January 1, 2010, among the Registrant, Nestle S.A. and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010).

10.28 +	Addendum No. 11 to the Protocol of Cereal Partners Worldwide, dated July 17, 2012, among the Registrant, Nestle S.A., and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2012).

10.29	Five-Year Credit Agreement, dated as of April 16, 2012, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 20, 2012).

10.30	Three-Year Credit Agreement, dated as of April 16, 2012, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 20, 2012).

10.31	Amendment No. 1 to Five-Year Credit Agreement, dated as of May 18, 2012, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2012).

10.32	Amendment No. 1 to Three-Year Credit Agreement, dated as of May 18, 2012, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2013 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated Financial Statements; and (vii) Schedule II – Valuation of Qualifying Accounts.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.
+	Confidential information has been omitted from the exhibit and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

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

GENERAL MILLS, INC.

Dated: July 3, 2013	By:	/s/ Roderick A. Palmore
Name: Roderick A. Palmore
Title: Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendall J. Powell Kendall J. Powell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	July 3, 2013

/s/ Donal L. Mulligan Donal L. Mulligan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 3, 2013

/s/ Jerald A. Young Jerald A. Young	Vice President, Controller (Principal Accounting Officer)	July 3, 2013

/s/ Bradbury H. Anderson Bradbury H. Anderson	Director	June 30, 2013

/s/ R. Kerry Clark R. Kerry Clark	Director	June 25, 2013

/s/ Paul Danos Paul Danos	Director	June 25, 2013

/s/ William T. Esrey William T. Esrey	Director	July 3, 2013

/s/ Raymond V. Gilmartin Raymond V. Gilmartin	Director	July 3, 2013

/s/ Judith Richards Hope Judith Richards Hope	Director	June 25, 2013

/s/ Heidi G. Miller Heidi G. Miller	Director	June 25, 2013

/s/ Hilda Ochoa-Brillembourg Hilda Ochoa-Brillembourg	Director	July 3, 2013

/s/ Steve Odland Steve Odland	Director	July 3, 2013

/s/ Michael D. Rose Michael D. Rose	Director	July 3, 2013

/s/ Robert L. Ryan Robert L. Ryan	Director	July 3, 2013

/s/ Dorothy A. Terrell Dorothy A. Terrell	Director	June 25, 2013

General Mills, Inc. and Subsidiaries

Schedule II - Valuation of Qualifying Accounts

	Fiscal Year
In Millions	2013	2012	2011
Allowance for doubtful accounts:
Balance at beginning of year	$ 21.7	$ 16.3	$ 15.8
Additions charged to expense	12.0	13.3	12.7
Bad debt write-offs	(8.2)	(12.9)	(12.1)
Other adjustments and reclassifications	(5.6)	5.0	(0.1)
Balance at end of year	$ 19.9	$ 21.7	$ 16.3

Valuation allowance for deferred tax assets:
Balance at beginning of year	$ 384.4	$404.5	$392.0
Additions charged to expense	5.3	1.8	12.0
Adjustments due to acquisition, translation of amounts, and other	(156.9)	(21.9)	0.5

Balance at end of year	$ 232.8	$384.4	$404.5

Reserve for restructuring and other exit charges:
Balance at beginning of year	$ 85.9	$ 7.2	$ 10.8
Additions charged to expense, including translation amounts	10.6	82.4	—
Net amounts utilized for restructuring activities	(77.0)	(3.7)	(3.6)

Balance at end of year	$ 19.5	$ 85.9	$ 7.2

Reserve for LIFO valuation:
Balance at beginning of year	$ 222.7	$168.5	$142.3
Increase (Decrease)	(0.9)	54.2	26.2

Balance at end of year	$ 221.8	$222.7	$168.5

Exhibit Index

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 26, 2013 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated Financial Statements; and (vii) Schedule II – Valuation of Qualifying Accounts.