Form 10-Q
period 2013-08-25
GENERAL MILLS INC
filed 2013-09-18
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 25, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of September 7, 2013: 634,262,701 (excluding 120,350,627 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 25, 2013	Aug. 26, 2012
Net sales	$4,372.7	$4,051.0

Cost of sales	2,759.7	2,422.7

Selling, general, and administrative expenses	875.4	839.0

Restructuring, impairment, and other exit costs	2.8	9.2

Operating profit	734.8	780.1

Interest, net	78.8	83.0

Earnings before income taxes and after-tax earnings from joint ventures	656.0	697.1

Income taxes	212.0	158.1

After-tax earnings from joint ventures	24.1	23.1

Net earnings, including earnings attributable to redeemable and noncontrolling interests	468.1	562.1

Net earnings attributable to redeemable and noncontrolling interests	8.8	13.2

Net earnings attributable to General Mills	$459.3	$548.9

Earnings per share - basic	$0.71	$0.84

Earnings per share - diluted	$0.70	$0.82

Dividends per share	$0.38	$0.33

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 25, 2013	Aug. 26, 2012
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$468.1	$562.1

Other comprehensive income (loss), net of tax:

Foreign currency translation	(86.6)	65.4

Other fair value changes:
Securities	0.2	0.2
Hedge derivatives	12.1	(7.5)

Reclassification to earnings:
Hedge derivatives	(2.0)	3.8
Amortization of losses and prior service costs	26.4	24.7

Other comprehensive income (loss), net of tax	(49.9)	86.6

Total comprehensive income	418.2	648.7

Comprehensive income attributable to redeemable and noncontrolling interests	44.0	18.6

Comprehensive income attributable to General Mills	$374.2	$630.1

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Aug. 25, 2013	May 26, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$758.9	$741.4
Receivables	1,637.5	1,446.4
Inventories	1,773.6	1,545.5
Deferred income taxes	114.3	128.0
Prepaid expenses and other current assets	408.9	437.6

Total current assets	4,693.2	4,298.9

Land, buildings, and equipment	3,789.4	3,878.1
Goodwill	8,615.2	8,622.2
Other intangible assets	5,003.9	5,015.1
Other assets	842.9	843.7

Total assets	$22,944.6	$22,658.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,425.5	$1,423.2
Current portion of long-term debt	748.0	1,443.3
Notes payable	1,583.1	599.7
Other current liabilities	1,706.3	1,827.7

Total current liabilities	5,462.9	5,293.9

Long-term debt	5,913.5	5,926.1
Deferred income taxes	1,409.6	1,389.1
Other liabilities	1,868.9	1,952.9

Total liabilities	14,654.9	14,562.0

Redeemable interest	995.9	967.5

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,189.6	1,166.6
Retained earnings	11,157.9	10,702.6
Common stock in treasury, at cost, shares of 117.6 and 113.8	(3,928.3)	(3,687.2)
Accumulated other comprehensive loss	(1,670.4)	(1,585.3)

Total stockholders’ equity	6,824.3	6,672.2

Noncontrolling interests	469.5	456.3

Total equity	7,293.8	7,128.5

Total liabilities and equity	$22,944.6	$22,658.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 27, 2012	754.6	$75.5	$1,308.4	(106.1)	$(3,177.0)	$9,958.5	$(1,743.7)	$461.0	$6,882.7	$847.8
Total comprehensive income						1,855.2	158.4	18.3	2,031.9	42.8
Cash dividends declared ($1.70 per share)						(1,111.1)			(1,111.1)
Shares purchased			(30.0)	(24.2)	(1,014.9)				(1,044.9)
Stock compensation plans (includes income tax benefits of $63.1)			(38.6)	16.5	504.7				466.1
Unearned compensation related to restricted stock unit awards			(80.5)						(80.5)
Earned compensation			100.4						100.4
Increase (decrease) in fair value of redeemable interest			(93.1)						(93.1)	93.1
Distributions to noncontrolling interest holders								(23.0)	(23.0)	(16.2)

Balance as of May 26, 2013	754.6	75.5	1,166.6	(113.8)	(3,687.2)	10,702.6	(1,585.3)	456.3	7,128.5	967.5
Total comprehensive income						459.3	(85.1)	14.1	388.3	29.9
Cash dividends declared ($0.38 per share)						(4.0)			(4.0)
Shares purchased			30.0	(6.5)	(328.2)				(298.2)
Stock compensation plans (includes income tax benefits of $31.6)			31.3	2.7	87.1				118.4
Unearned compensation related to restricted stock unit awards			(81.1)						(81.1)
Earned compensation			41.3						41.3
Increase (decrease) in fair value of redeemable interest			1.5						1.5	(1.5)
Distributions to noncontrolling and redeemable interest holders								(0.9)	(0.9)
Balance as of Aug. 25, 2013	754.6	$75.5	$1,189.6	(117.6)	$(3,928.3)	$11,157.9	$(1,670.4)	$469.5	$7,293.8	$995.9

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 25, 2013	Aug. 26, 2012
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$468.1	$562.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	151.0	139.2
After-tax earnings from joint ventures	(24.1)	(23.1)
Distributions of earnings from joint ventures	15.0	37.0
Stock-based compensation	41.3	38.3
Deferred income taxes	22.9	(51.2)
Tax benefit on exercised options	(31.6)	(18.1)
Pension and other postretirement benefit plan contributions	(12.1)	(5.5)
Pension and other postretirement benefit plan costs	30.8	32.6
Restructuring, impairment, and other exit costs	(5.6)	(8.6)
Changes in current assets and liabilities, excluding the effects of acquisitions	(207.9)	(130.5)
Other, net	(66.7)	(83.4)

Net cash provided by operating activities	381.1	488.8

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(123.8)	(140.6)
Acquisitions, net of cash acquired	—	(31.8)
Investments in affiliates, net	11.0	7.5
Proceeds from disposal of land, buildings, and equipment	3.0	0.3
Exchangeable note	—	14.5
Other, net	(3.4)	(3.5)

Net cash used by investing activities	(113.2)	(153.6)

Cash Flows - Financing Activities
Change in notes payable	985.9	1,155.9
Payment of long-term debt	(719.9)	(0.4)
Proceeds from common stock issued on exercised options	11.7	39.0
Tax benefit on exercised options	31.6	18.1
Purchases of common stock for treasury	(298.2)	(272.5)
Dividends paid	(247.5)	(217.8)
Distributions to noncontrolling and redeemable interest holders	(0.9)	(29.5)

Net cash (used) provided by financing activities	(237.3)	692.8

Effect of exchange rate changes on cash and cash equivalents	(13.1)	9.2

Increase in cash and cash equivalents	17.5	1,037.2
Cash and cash equivalents - beginning of year	741.4	471.2

Cash and cash equivalents - end of period	$758.9	$1,508.4

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(198.5)	$(143.8)
Inventories	(241.6)	(324.0)
Prepaid expenses and other current assets	27.6	(5.4)
Accounts payable	47.1	176.9
Other current liabilities	157.5	165.8

Changes in current assets and liabilities	$(207.9)	$(130.5)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended August 25, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2014.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2013. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K.

(2) Acquisitions

There were no acquisitions in the first quarter of fiscal 2014.

On August 1, 2012, we acquired Yoki Alimentos S.A. (Yoki), a privately held food company headquartered in Sao Bernardo do Campo, Brazil, for an aggregate purchase price of $939.8 million, including $88.8 million of non-cash consideration for net debt assumed. Yoki operates in several food categories, including snacks, convenient meals, basic foods, and seasonings. We report our Brazilian operations on a one-month lag and consolidated Yoki’s balance sheet and results of operations beginning with our second quarter of fiscal 2013. We recorded goodwill of $363.0 million. Indefinite lived intangible assets acquired include brands of $253.0 million. Finite lived intangible assets acquired primarily include customer relationships of $17.5 million. As of the date of the acquisition, the pro forma effects of this acquisition were not material.

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring, impairment, and other exit costs were as follows:

	Quarter Ended
In Millions	Aug. 25, 2013	Aug. 26, 2012
Charges associated with restructuring actions previously announced	$2.8	$9.2
Total	$2.8	$9.2

During the first quarter of fiscal 2014, we did not undertake any new restructuring actions. We recorded restructuring charges of $2.8 million in our International segment related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012. These restructuring actions are expected to be completed by the end of fiscal 2014 and we expect to record approximately $6 million related to these actions in fiscal 2014. In the first quarter of fiscal 2014, we paid $8.4 million in cash related to previously announced restructuring actions.

During the first quarter of fiscal 2013, we recorded a $9.0 million restructuring charge related to the productivity and cost savings plan, consisting of $7.2 million related to our International segment, $1.5 million related to our U.S. Retail segment, and $0.3 million related to our Convenience Stores and Foodservice segment.

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Total
Reserve balance as of May 26, 2013	$19.5	$19.5
Fiscal 2014 charges, including foreign currency translation	3.0	3.0
Utilized in fiscal 2014	(8.4)	(8.4)
Reserve balance as of Aug. 25, 2013	$14.1	$14.1

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Aug. 25, 2013	May 26, 2013
Goodwill	$8,615.2	$8,622.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,480.5	4,499.5
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	619.0	602.6
Less accumulated amortization	(95.6)	(87.0)

Intangible assets subject to amortization, net	523.4	515.6

Other intangible assets	5,003.9	5,015.1

Total	$13,619.1	$13,637.3

Based on the carrying value of finite-lived intangible assets as of August 25, 2013, annual amortization expense for each of the next five fiscal years is estimated to be approximately $30 million.

The changes in the carrying amount of goodwill during fiscal 2014 were as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice (a)	Joint Ventures	Total
Balance as of May 26, 2013	$5,841.4	$1,387.0	$921.1	$472.7	$8,622.2
Other activity, primarily foreign currency translation	—	(23.4)	—	16.4	(7.0)
Balance as of Aug. 25, 2013	$5,841.4	$1,363.6	$921.1	$489.1	$8,615.2

(a)	See Note 15.

The changes in the carrying amount of other intangible assets during fiscal 2014 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 26, 2013	$3,312.4	$1,638.2	$64.5	$5,015.1
Other activity, primarily foreign currency translation	(1.2)	(10.2)	0.2	(11.2)
Balance as of Aug. 25, 2013	$3,311.2	$1,628.0	$64.7	$5,003.9

(5) Inventories

The components of inventories were as follows:

In Millions	Aug. 25, 2013	May 26, 2013
Raw materials and packaging	$438.2	$403.0
Finished goods	1,431.4	1,228.7
Grain	131.7	135.6
Excess of FIFO over LIFO cost	(227.7)	(221.8)
Total	$1,773.6	$1,545.5

(6) Financial Instruments, Risk Management Activities, and Fair Values

Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of August 25, 2013, and May 26, 2013, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
In Millions	Aug. 25, 2013	May 26, 2013	Aug. 25, 2013	May 26, 2013	Aug. 25, 2013	May 26, 2013	Aug. 25, 2013	May 26, 2013
Available-for-sale:
Debt securities	$123.0	$134.0	$123.1	$134.1	$0.1	$0.1	$—	$—
Equity securities	1.8	1.8	6.8	6.4	5.0	4.6	—	—
Total	$124.8	$135.8	$129.9	$140.5	$5.1	$4.7	$—	$—

For the first quarter of fiscal 2014, there were no gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive loss (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available-for-Sale
In Millions	Cost	Market Value
Under 1 year (current)	$119.5	$119.6
From 1 to 3 years	2.2	2.2
From 4 to 7 years	1.3	1.3
Equity securities	1.8	6.8
Total	$124.8	$129.9

Marketable securities with a market value of $2.3 million as of August 25, 2013, were pledged as collateral for certain derivative contracts.

The fair values and carrying amounts of long-term debt, including the current portion, were $7,039.1 million and $6,661.5 million, respectively, as of August 25, 2013. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Unallocated corporate items for the quarter ended August 25, 2013, and August 26, 2012, included:

	Quarter Ended
In Millions	Aug. 25, 2013	Aug. 26, 2012
Net gain (loss) on mark-to-market valuation of commodity positions	$(12.3)	$58.9
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	15.8	14.8
Net mark-to-market revaluation of certain grain inventories	(4.3)	7.9
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(0.8)	$81.6

As of August 25, 2013, the net notional value of commodity derivatives was $291.0 million, of which $198.0 million related to energy inputs and $93.0 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the period ended August 25, 2013.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was a $1.2 million loss for the period ended August 25, 2013.

During the fourth quarter of fiscal 2013, in advance of a planned debt refinancing, we entered into $250.0 million of treasury locks with an average fixed rate of 1.95 percent.

During the third quarter of fiscal 2013, we entered into swaps to convert $250.0 million of 0.875 percent fixed-rate notes due January 29, 2016, to floating rates.

During the second quarter of fiscal 2013, in advance of a planned debt refinancing, we entered into $200.0 million of treasury locks with an average fixed rate of 2.82 percent. All of these treasury locks were cash settled for $11.8 million during the third quarter of fiscal 2013, coincident with the issuance of our $500.0 million 30-year fixed-rate notes. As of August 25, 2013, an $11.6 million pre-tax gain remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the fourth quarter of fiscal 2011, first quarter of fiscal 2012, and second quarter of fiscal 2012, we entered into $500.0 million, $300.0 million, and $200.0 million of forward starting swaps with average fixed rates of 3.9 percent, 2.7 percent, and 2.4 percent, respectively, in advance of a planned debt financing. All of these forward starting swaps were cash settled for $100.4 million coincident with the issuance of our $1.0 billion 10-year fixed rate notes in November 2011. As of August 25, 2013, an $82.3 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

As of August 25, 2013, a $15.0 million pre-tax loss on cash settled interest rate derivatives for our $500.0 million 30-year fixed rate notes issued June 1, 2010 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

As of August 25, 2013, a $7.7 million pre-tax loss on cash settled interest rate swaps for our $1.0 billion 10-year fixed rate notes issued January 24, 2007 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate swaps. Average floating rates are based on rates as of the end of the reporting period.

In Millions	Aug. 25, 2013	May 26, 2013
Pay-floating swaps - notional amount	$550.0	$550.0
Average receive rate	1.1%	1.1%
Average pay rate	0.4%	0.4%
Treasury locks - notional amount	$250.0	$250.0

The swap contracts mature at various dates from fiscal 2014 to 2016 as follows:

In Millions	Pay Floating
2014	$300.0
2015	—
2016	250.0
Total	$550.0

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in the Consolidated Balance Sheets to the net fair values that could be reported in the Consolidated Balance Sheets:

	Aug. 25, 2013						Aug. 25, 2013
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Received	Net Amount (d)
Commodity contracts	$42.4	$—	$42.4	$(22.2)	$—	$20.2	$(24.2)	$—	$(24.2)	$22.2	$—	$(2.0)
Interest rate contracts	23.7	—	23.7	(0.5)	—	23.2	(0.8)	—	(0.8)	0.5	—	(0.3)
Foreign exchange contracts	17.3	—	17.3	(5.8)	—	11.5	(6.6)	—	(6.6)	5.8	—	(0.8)
Total	$83.4	$—	$83.4	$(28.5)	$—	$54.9	$(31.6)	$—	$(31.6)	$28.5	$—	$(3.1)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.

(b)	Net fair value as recorded in the Consolidated Balance Sheets.

(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.

(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.

(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

	May 26, 2013						May 26, 2013
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Received	Net Amount (d)
Commodity contracts	$33.0	$(19.6)	$13.4	$—	$—	$13.4	$(23.5)	$19.6	$(3.9)	$—	$—	$(3.9)
Interest rate contracts	10.3	—	10.3	—	—	10.3	—	—	—	—	—	—
Foreign exchange contracts	22.5	—	22.5	(1.7)	—	20.8	(1.7)	—	(1.7)	1.7	—	—
Total	$65.8	$(19.6)	$46.2	$(1.7)	$—	$44.5	$(25.2)	$19.6	$(5.6)	$1.7	$—	$(3.9)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.

(b)	Net fair value as recorded in the Consolidated Balance Sheets.

(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.

(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.

(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

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

As of August 25, 2013, the net notional value of foreign exchange derivatives was $1.0 billion. The amount of hedge ineffectiveness was less than $1 million as of August 25, 2013.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of August 25, 2013, we had deferred net foreign currency transaction losses of $95.7 million in AOCI associated with hedging activity.

Equity Instruments. Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of August 25, 2013, the net notional value of our equity swaps was $61.8 million. These swap contracts mature in fiscal 2014.

Fair Value Measurements and Financial Statement Presentation

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of August 25, 2013 and May 26, 2013, were as follows:

	Aug. 25, 2013				Aug. 25, 2013
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$23.7	$—	$23.7	$—	$(0.8)	$—	$(0.8)
Foreign exchange contracts (c) (d)	—	15.8	—	15.8	—	(3.6)	—	(3.6)
Total	—	39.5	—	39.5	—	(4.4)	—	(4.4)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	1.5	—	1.5	—	(2.9)	—	(2.9)
Equity contracts (a) (e)	—	—	—	—	—	(0.2)	—	(0.2)
Commodity contracts (c) (e)	13.6	28.8	—	42.4	—	(24.2)	—	(24.2)
Grain contracts (c) (e)	—	11.4	—	11.4	—	(29.2)	—	(29.2)
Total	13.6	41.7	—	55.3	—	(56.5)	—	(56.5)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	6.8	123.1	—	129.9	—	—	—	—
Total	6.8	123.1	—	129.9	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$20.4	$204.3	$—	$224.7	$—	$(60.9)	$—	$(60.9)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

	May 26, 2013				May 26, 2013
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$10.3	$—	$10.3	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	15.7	—	15.7	—	(1.6)	—	(1.6)
Total	—	26.0	—	26.0	—	(1.6)	—	(1.6)

Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	6.7	—	6.7	—	(0.1)	—	(0.1)
Equity contracts (a) (e)	—	—	—	—	—	(0.2)	—	(0.2)
Commodity contracts (c) (e)	10.3	3.1	—	13.4	—	(3.9)	—	(3.9)
Grain contracts (c) (e)	—	7.5	—	7.5	—	(30.4)	—	(30.4)
Total	10.3	17.3	—	27.6	—	(34.6)	—	(34.6)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	6.4	134.1	—	140.5	—	—	—	—
Total	6.4	134.1	—	140.5	—	—	—	—

Total assets, liabilities, and derivative positions recorded at fair value	$16.7	$177.4	$—	$194.1	$—	$(36.2)	$—	$(36.2)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the quarters ended August 25, 2013 and August 26, 2012, were as follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 25, 2013	Aug. 26, 2012	Aug. 25, 2013	Aug. 26, 2012	Aug. 25, 2013	Aug. 26, 2012	Aug. 25, 2013	Aug. 26, 2012	Aug. 25, 2013	Aug. 26, 2012
Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$14.4	$—	$3.7	$(9.1)	$—	$—	$—	$—	$18.1	$(9.1)

Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(3.0)	(3.1)	5.1	(2.2)	—	—	—	—	2.1	(5.3)

Amount of loss recognized in earnings (c)	—	—	(0.2)	—	—	—	—	—	(0.2)	—

Derivatives in Fair Value Hedging Relationships:

Amount of net loss recognized in earnings (d)	(1.2)	(1.5)	—	—	—	—	—	—	(1.2)	(1.5)

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	(5.1)	2.1	0.5	3.3	(12.3)	58.9	(16.9)	64.3

(a)	Effective portion.

(b)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)	Loss recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of August 25, 2013, totaled $42.5 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized gains from foreign currency cash flow hedges recorded in AOCI as of August 25, 2013, were $10.8 million after-tax. The net amount of pre-tax gains and losses in AOCI as of August 25, 2013, that we expect to be reclassified into net earnings within the next 12 months is $3.1 million of income.

Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on August 25, 2013, was $0.6 million. We would be required to post this amount of collateral to the counterparties if the contingent features were triggered.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $38.3 million against which we do not hold any collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of August 25, 2013, $202.9 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Aug. 25, 2013	May 26, 2013
U.S. commercial paper	$1,444.9	$515.5
Financial institutions	138.2	84.2
Total	$1,583.1	$599.7

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We have $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility scheduled to expire in April 2015 and a $1.7 billion facility scheduled to expire in April 2017. We also have $336.9 million in uncommitted credit lines that support our foreign operations. As of August 25, 2013, there were no amounts outstanding on the fee-paid committed credit lines and $138.2 million was drawn on the uncommitted lines.

In August 2013, we repaid $700.0 million of 5.25 percent notes.

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

Certain of our long-term debt agreements contain restrictive covenants. As of August 25, 2013, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date in fiscal 2012, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us once per year at fair value up to a maximum of 9 years. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement. As of August 25, 2013, the redemption value of the euro-denominated redeemable interest was $995.9 million.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $77.3 million for the quarter ended August 25, 2013, and $61.3 million for the quarter ended August 26, 2012.

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

Our noncontrolling interests contain restrictive covenants. As of August 25, 2013, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

During the fourth quarter of fiscal 2013, we entered into an accelerated share repurchase (ASR) agreement with an unrelated third party financial institution to repurchase an aggregate of $300.0 million of our outstanding common stock. Under the ASR agreement, we paid $300.0 million to the financial institution and received 5.5 million shares of common stock with a fair value of $270.0 million during the fourth quarter of fiscal 2013. We received an additional 0.6 million shares of common stock upon completion of the ASR agreement during the first quarter of fiscal 2014. As of May 26, 2013, we recorded this transaction as an increase in treasury stock of $270.0 million, and recorded the remaining $30.0 million as a decrease to additional paid in capital on our Consolidated Balance Sheets. Upon completion of the ASR agreement in the first quarter of fiscal 2014, we reclassified the $30.0 million to treasury stock from additional paid-in capital on our Consolidated Balance Sheets.

The following table provides details of total comprehensive income (loss):

	Quarter Ended Aug. 25, 2013					Quarter Ended Aug. 26, 2012
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$459.3	$2.1	$6.7			$548.9	$2.5	$10.7
Other comprehensive income (loss):
Foreign currency translation	$(121.7)	$—	(121.7)	12.0	23.1	$60.3	$—	60.3	(0.5)	5.6
Other fair value changes:
Securities	0.3	(0.1)	0.2	—	—	0.3	(0.1)	0.2	—	—
Hedge derivatives	17.8	(6.0)	11.8	—	0.3	(8.6)	1.5	(7.1)	—	(0.4)
Reclassification to earnings:
Hedge derivatives (a)	(1.8)	—	(1.8)	—	(0.2)	4.5	(1.4)	3.1	—	0.7
Amortization of losses and prior service costs (b)	42.6	(16.2)	26.4	—	—	40.0	(15.3)	24.7	—	—
Other comprehensive income (loss)	$(62.8)	$(22.3)	(85.1)	12.0	23.2	$96.5	$(15.3)	81.2	(0.5)	5.9
Total comprehensive income			$374.2	$14.1	$29.9			$630.1	$2.0	$16.6

(a)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Aug. 25, 2013	May 26, 2013
Foreign currency translation adjustments	$141.4	$263.1
Unrealized gain (loss) from:
Securities	2.8	2.6
Hedge derivatives	(31.7)	(41.7)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,775.9)	(1,801.5)
Prior service costs	(7.0)	(7.8)
Accumulated other comprehensive loss	$(1,670.4)	$(1,585.3)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on page 76 of our Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
In Millions	Aug. 25, 2013	Aug. 26, 2012
Compensation expense related to stock-based payments	$41.3	$43.2

As of August 25, 2013, unrecognized compensation expense related to non-vested stock options and restricted stock units was $181.6 million. This expense will be recognized over 24 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
In Millions	Aug. 25, 2013	Aug. 26, 2012
Net cash proceeds	$11.7	$39.0
Intrinsic value of options exercised	$50.3	$58.2

We estimate the fair value of each option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on pages 76 and 77 in our Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 25, 2013	Aug. 26, 2012
Estimated fair values of stock options granted	$6.03	$3.65
Assumptions:
Risk-free interest rate	2.6%	1.6%
Expected term	9.0 years	9.0 years
Expected volatility	17.4%	17.3%
Dividend yield	3.1%	3.5%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 26, 2013	47,672.1	$30.22
Granted	2,789.8	48.33
Exercised	(1,840.1)	24.12
Forfeited or expired	(38.6)	37.68
Outstanding as of Aug. 25, 2013	48,583.2	$31.49	5.20	$890.8
Exercisable as of Aug. 25, 2013	33,776.6	$27.94	3.89	$739.1

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 26, 2013	8,042.2	$35.89	388.2	$32.60	2,287.8	$38.41
Granted	1,901.3	48.37	75.9	48.39	—	—
Vested	(1,677.1)	28.55	(127.0)	28.39	(1,421.1)	28.00
Forfeited	(57.5)	39.53	—	—	(4.8)	35.89
Non-vested as of Aug. 25, 2013	8,208.9	$40.06	337.1	$36.54	861.9	$48.37

The total grant-date fair value of restricted stock unit awards that vested in the quarter ended August 25, 2013 was $91.3 million, and restricted stock units with a grant-date fair value of $99.4 million vested in the quarter ended August 26, 2012.

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
In Millions, Except per Share Data	Aug. 25, 2013	Aug. 26, 2012
Net earnings attributable to General Mills	$459.3	$548.9

Average number of common shares - basic EPS	643.0	650.4
Incremental share effect from: (a)
Stock options	12.8	12.4
Restricted stock, restricted stock units, and other	4.5	4.6
Average number of common shares - diluted EPS	660.3	667.4

Earnings per share - basic	$0.71	$0.84
Earnings per share - diluted	$0.70	$0.82

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended
In Millions	Aug. 25, 2013	Aug. 26, 2012
Anti-dilutive stock options and restricted stock units	1.4	5.1

(12) Share Repurchases

During the first quarter of fiscal 2014, we repurchased 6.5 million shares of common stock for an aggregate purchase price of $327.3 million, including 0.6 million shares pursuant to the completion of an ASR agreement. During the first quarter of fiscal 2013, we repurchased 7.1 million shares of common stock for an aggregate purchase price of $272.5 million.

(13) Statements of Cash Flows

During the quarter ended August 25, 2013, we made net cash interest payments of $126.2 million, compared to $120.5 million in the same period last year. Also, in the quarter ended August 25, 2013, we made tax payments of $47.6 million, compared to $47.0 million in the same period last year.

(14) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment expense were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 25, 2013	Aug. 26, 2012	Aug. 25, 2013	Aug. 26, 2012	Aug. 25, 2013	Aug. 26, 2012
Service cost	$33.2	$31.1	$5.9	$5.3	$1.9	$1.9
Interest cost	59.8	59.3	12.6	12.9	1.0	1.1
Expected return on plan assets	(113.8)	(107.0)	(8.7)	(8.0)	—	—
Amortization of losses	37.5	34.0	3.8	4.3	0.2	0.5
Amortization of prior service costs (credits)	1.4	1.6	(0.9)	(0.9)	0.6	0.5
Other adjustments	—	—	—	—	2.5	2.8
Net expense	$18.1	$19.0	$12.7	$13.6	$6.2	$6.8

(15) Business Segment Information

We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail; International; and Convenience Stores and Foodservice.

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

In the first quarter of fiscal 2014, we changed the name of our Bakeries and Foodservice operating segment to Convenience Stores and Foodservice. The businesses in this segment were unchanged. Our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, unbaked and fully baked frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

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

Our operating segment results were as follows:

	Quarter Ended
In Millions	Aug. 25, 2013	Aug. 26, 2012
Net sales:
U.S. Retail	$2,584.1	$2,493.9
International	1,320.8	1,085.5
Convenience Stores and Foodservice	467.8	471.6
Total	$4,372.7	$4,051.0
Operating profit:
U.S. Retail	$611.9	$575.1
International	125.6	125.8
Convenience Stores and Foodservice	74.1	67.7
Total segment operating profit	811.6	768.6
Unallocated corporate items	74.0	(20.7)
Restructuring, impairment, and other exit costs	2.8	9.2
Operating profit	$734.8	$780.1

(16) New Accounting Pronouncements

In the first quarter of fiscal 2014, we adopted new accounting guidance on the disclosure of financial and derivative instrument offsetting arrangements. The adoption of this guidance did not have an impact on our results of operations or financial position.

In the first quarter of fiscal 2014, we adopted new accounting guidance on the disclosure requirements for items reclassified out of AOCI. The requirements do not change the existing accounting and reporting for net income or OCI. The adoption of this guidance did not have an impact on our results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2013, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in the “Glossary” section below.

Our consolidated results for the first quarter of fiscal 2014 include operating activity from the acquisitions of Yoki Alimentos S.A. (Yoki) in Brazil (second quarter of fiscal 2013), Immaculate Baking Company in the United States (third quarter of fiscal 2013), and the assumption of the Canadian Yoplait franchise license (second quarter of fiscal 2013). Collectively, these items are referred to as “new businesses.”

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter Results

For the first quarter of fiscal 2014, net sales grew 8 percent to $4,373 million. This includes 5 percentage points of growth contributed by new businesses, primarily Yoki and Yoplait Canada. Total segment operating profit of $812 million was 6 percent higher than the first quarter of fiscal 2013. Diluted earnings per share (EPS) of $0.70 was down 15 percent compared to the first quarter of fiscal 2013. Diluted EPS excluding certain items affecting comparability of $0.70 increased 6 percent compared to the first quarter of fiscal 2013 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Net sales growth was 8 percent for the first quarter of fiscal 2014. The components of net sales growth included 8 percentage points of contributions from volume growth, largely due to new businesses. Favorable net price realization and mix increased net sales by 1 percentage point while foreign currency exchange decreased net sales by 1 percentage point.

Components of net sales growth

First Quarter of Fiscal 2014 vs. First Quarter of Fiscal 2013	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	1 pt	30 pts	-3 pts	8 pts
Net price realization and mix	3 pts	-5 pts	2 pts	1 pt
Foreign currency exchange	NA	-3 pts	NM	-1 pt
Net sales growth	4 pts	22 pts	-1 pt	8 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $337 million from the first quarter of fiscal 2013 to $2,760 million. This increase was driven by a $210 million increase attributable to higher volume and a $44 million increase attributable to product mix. In the first quarter of fiscal 2014, we recorded a $1 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $82 million in the first quarter of fiscal 2013.

Selling, general, and administrative (SG&A) expenses increased $36 million to $875 million in the first quarter of fiscal 2014 versus the same period in fiscal 2013. The increase in SG&A expenses was primarily driven by new businesses and a 7 percent increase in media and advertising expense. SG&A expenses as a percent of net sales in the first quarter of fiscal 2014 were down 70 basis points compared with the first quarter of fiscal 2013.

Restructuring, impairment, and other exit costs were $3 million in the first quarter of fiscal 2014 compared to $9 million in the same period of fiscal 2013. We did not undertake any new restructuring actions in the first quarter of fiscal 2014 or fiscal 2013.

Interest, net for the first quarter of fiscal 2014 totaled $79 million, a $4 million decrease from the same period of fiscal 2013. The average interest rate decreased 24 basis points, reflecting change in the mix of debt, generating a $4 million decrease in net interest. Average interest bearing instruments were flat compared to the same period in the prior year.

The effective tax rate for the first quarter of fiscal 2014 was 32.3 percent compared to 22.7 percent for the first quarter of fiscal 2013. The 9.6 percentage point increase was primarily related to the restructuring of our General Mills Cereals, LLC (GMC) subsidiary during the first quarter of fiscal 2013, which resulted in a $67 million decrease to deferred income tax liabilities related to the tax basis of the investment in GMC and certain distributed assets, with a corresponding discrete reduction to income taxes.

After-tax earnings from joint ventures increased to $24 million compared to $23 million in the same quarter last fiscal year. In the first quarter of fiscal 2014, net sales for Cereal Partners Worldwide increased 1 percent driven by net price realization and mix, as volume was flat compared to the same quarter of fiscal 2013. Net sales for Häagen-Dazs Japan decreased 20 percent due to a 20 percentage point decrease from unfavorable foreign currency exchange and a 4 percentage point decrease due to unfavorable net price realization and mix, partially offset by 4 percentage points of contributions from volume growth.

Average diluted shares outstanding decreased by 7 million in the first quarter of fiscal 2014 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Net earnings attributable to General Mills were $459 million in the first quarter of fiscal 2014, down 16 percent from $549 million last year. Diluted EPS was $0.70 in the first quarter of fiscal 2014, down 15 percent from $0.82 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories, a net benefit from a discrete tax item in fiscal 2013, and restructuring charges reflecting employee severance expense related to our fiscal 2012 productivity and cost savings plan. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $0.70 in the first quarter of fiscal 2014, up 6 percent from $0.66 in the first quarter of fiscal 2013 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

SEGMENT OPERATING RESULTS

Our businesses are organized into three operating segments: U.S. Retail; International; and Convenience Stores and Foodservice.

U.S. Retail Segment Results

Net sales for our U.S. Retail segment of $2,584 million in the first quarter of fiscal 2014 increased 4 percentage points compared to the first quarter of fiscal 2013. The components of net sales growth included 3 percentage points of favorable net price realization and mix. Volume increased net sales by 1 percentage point compared to the same quarter of fiscal 2013. The 4 percentage point increase in net sales was primarily driven by the Snacks, Big G, Baking Products, and Small Planet Foods divisions, partially offset by a decline in the Meals division. Frozen Foods and Yoplait division net sales were flat compared to the same period a year ago.

U.S. Retail Net Sales Percentage Change by Division

Quarter Ended
Aug. 25, 2013
Big G	4%
Snacks	10
Baking Products	5
Frozen Foods	Flat
Yoplait	Flat
Meals	(1)
Small Planet Foods	9
Total	4%

Segment operating profit increased 6 percent to $612 million in the first quarter of fiscal 2014 compared to the same period of fiscal 2013. The increase was driven by favorable net price realization and mix, partially offset by a 4 percent increase in advertising and media expense.

International Segment Results

Net sales for our International segment of $1,321 million increased 22 percent in the first quarter of fiscal 2014 compared to the same period of fiscal 2013, including 18 percentage points of net sales growth from new businesses, primarily Yoki and Yoplait Canada. The components of net sales growth included 30 percentage points of contributions from volume growth, reflecting new businesses. Unfavorable net price realization and mix reduced net sales growth by 5 percentage points and unfavorable foreign currency exchange reduced net sales growth by 3 percentage points.

International Net Sales Percentage Change by Geographic Region

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Quarter Ended Aug. 25, 2013	Quarter Ended Aug. 25, 2013
Europe	Flat	(3)%
Canada	18%	21
Asia/Pacific	15	13
Latin America	159	196
Total	22%	25%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

The 22 percentage point increase in the International segment fiscal 2014 first quarter net sales was driven by growth in our Latin America, Canada, and Asia/Pacific regions. On a constant currency basis, International segment net sales grew 25 percent, with 196 percent growth in the Latin America region, 21 percent growth in the Canada region, and 13 percent growth in the Asia/Pacific region, partially offset by a 3 percent decline in the Europe region.

Segment operating profit of $126 million in the first quarter of fiscal 2014 was flat compared to the same period last year as growth driven by the Yoki acquisition was offset by unfavorable foreign currency exchange and a 15 percent increase in advertising and media expense.

Convenience Stores and Foodservice Segment Results

In the first quarter of fiscal 2014, we changed the name of our Bakeries and Foodservice segment to Convenience Stores and Foodservice. The businesses included in this segment were unchanged. Net sales for the segment of $468 million decreased 1 percentage point in the first quarter of fiscal 2014 compared to the same period of fiscal 2013. The components of net sales growth included 2 percentage points of favorable net price realization and mix, offset by a 3 percentage point decline in volume.

Segment operating profit for the first quarter of fiscal 2014 grew 10 percent to $74 million compared to the first quarter of fiscal 2013 due to favorable net price realization and mix and a reduction in SG&A expenses, partially offset by a decrease in volume.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate items totaled $74 million of expense in the first quarter of fiscal 2014 compared to $21 million of income in the same period in fiscal 2013. In the first quarter of fiscal 2014, we recorded a $1 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $82 million net decrease in expense in the first quarter of fiscal 2013.

LIQUIDITY

During the quarter ended August 25, 2013, our operations generated $381 million of cash compared to $489 million in the same period last year. The $108 million decrease is primarily due to a $77 million change in current assets and liabilities. The change in current assets and liabilities is primarily driven by a $130 million change in accounts payable primarily driven by timing of payments.

Cash used by investing activities during the quarter ended August 25, 2013 was $113 million, $40 million less than the same period in fiscal 2013. We invested $124 million in land, buildings, and equipment in the first quarter of fiscal 2014, $17 million less than the previous year. In addition, we spent $32 million on acquisitions in the first quarter of fiscal 2013.

Cash used by financing activities during the first quarter of fiscal 2014 was $237 million compared to $693 million generated by financing activities in the same period last year. In the first quarter of fiscal 2014 we repaid $700 million of 5.25 percent notes. We also repurchased $298 million of common stock and paid $248 million of dividends in the first quarter of fiscal 2014 compared to $272 million and $218 million, respectively, in the same period last year.

As of August 25, 2013, we had $720 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and potential acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate cash held in foreign jurisdictions, we will only do so in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Aug. 25, 2013	May 26, 2013
Notes payable	$1,583.1	$599.7
Current portion of long-term debt	748.0	1,443.3
Long-term debt	5,913.5	5,926.1
Total debt	8,244.6	7,969.1
Redeemable interest	995.9	967.5
Noncontrolling interests	469.5	456.3
Stockholders’ equity	6,824.3	6,672.2
Total capital	$16,534.3	$16,065.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. Our commercial paper borrowings are supported by $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility expiring in April 2015 and a $1.7 billion facility expiring in April 2017. We also have $337 million in uncommitted credit lines that support our foreign operations. As of August 25, 2013, there were no amounts outstanding on the fee-paid committed credit lines and $138 million was drawn on the uncommitted lines.

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

In August 2013, we repaid $700 million of 5.25 percent notes. In September 2012, we repaid $521 million of 5.65 percent notes.

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

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. We consolidated both entities into our consolidated financial statements. At the date of the acquisition, we recorded the $264 million fair value of Sodiaal’s 50 percent interest in Yoplait Marques S.A.S. as a noncontrolling interest, and the $904 million fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. These euro-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. As of August 25, 2013, the redemption value of the redeemable interest was $996 million which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of August 25, 2013, we were in compliance with all of these covenants.

We have $748 million of long-term debt maturing in the next 12 months that is classified as current, primarily $400 million of floating rate notes and $300 million of 1.55 percent notes due in May of 2014. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the first quarter of fiscal 2014.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2013. The accounting policies used in preparing our interim fiscal 2014 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, redeemable interest, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of August 25, 2013, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board issued new accounting requirements which provide guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The requirements are effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods, which for us is the first quarter of fiscal 2015. We do not expect this guidance to have a material impact our results of operations or financial position.

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

Total Segment Operating Profit

This measure is used in reporting to our executive management and as a component of the Board of Director’s measurement of our performance for incentive compensation purposes. Management and the Board of Directors believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. A reconciliation of this measure to operating profit, the relevant GAAP measure, is included in Note 15 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Quarter Ended
Per Share Data	Aug. 25, 2013	Aug. 26, 2012
Diluted earnings per share, as reported	$0.70	$0.82
Mark-to-market effects (a)	—	(0.07)
Restructuring costs (b)	—	0.01
Tax item (c)	—	(0.10)
Diluted earnings per share, excluding certain items affecting comparability	$0.70	$0.66

(a)	Net gain from mark-to-market valuation of certain commodity positions and grain inventories. See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	Productivity and cost savings plan restructuring charges. The impact is less than $.01 on diluted earnings per share excluding certain items affecting comparability for the first quarter of fiscal 2014.

(c)	Reduction to income taxes related to the restructuring of our GMC subsidiary.

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

	Quarter Ended Aug. 25, 2013
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	Flat	3	pts	(3)%
Canada	18%	(3)		21
Asia/Pacific	15	2		13
Latin America	159	(37)		196
Total International	22%	(3	)pts	25%

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

New businesses. Our consolidated results for fiscal 2014 include operating activity from the acquisitions of Yoki Alimentos S.A. in Brazil (second quarter of fiscal 2013), Immaculate Baking Company in the United States (third quarter of fiscal 2013), and the assumption of the Canadian Yoplait franchise license (second quarter of fiscal 2013). Collectively, these items are referred to as “new businesses” in comparing our fiscal 2014 results to fiscal 2013.

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

You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 26, 2013, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of August 25, 2013, was $23 million and $3 million, respectively. During the quarter ended August 25, 2013, the interest rate value-at-risk increased by $1 million while the commodity value-at-risk decreased by $2 million compared to this measure as of May 26, 2013. The value-at-risk for interest rate instruments increased due to increased interest rate market volatility while value-at-risk for commodity positions decreased due to lower volatility in commodity markets and fewer outstanding derivative instruments. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 25, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our quarter ended August 25, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended August 25, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
May 27, 2013-
June 30, 2013	4,834	$47.08	4,834	49,056,916
July 1, 2013-
July 28, 2013	1,135,448	49.78	1,135,448	47,921,468
July 29, 2013-
August 25, 2013	5,340,466	50.66	5,340,466	42,581,002
Total	6,480,748	$50.50	6,480,748	42,581,002

(a)	The total number of shares purchased includes: (i) shares purchased on the open market; (ii) 0.6 million shares purchased under the terms of an accelerated share repurchase agreement (see Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this report); and (iii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 25, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date September 18, 2013	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date September 18, 2013	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 25, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.