Form 10-Q
period 2013-11-24
GENERAL MILLS INC
filed 2013-12-18
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 24, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of December 6, 2013: 624,536,334 (excluding 130,076,994 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Six-Month Period Ended
	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012
Net sales	$4,875.7	$4,881.8	$9,248.4	$8,932.8

Cost of sales	3,114.0	3,139.5	5,873.7	5,562.2

Selling, general, and administrative expenses	890.9	910.6	1,766.3	1,749.6

Restructuring, impairment, and other exit costs	0.7	2.7	3.5	11.9

Operating profit	870.1	829.0	1,604.9	1,609.1

Interest, net	68.7	75.5	147.5	158.5

Earnings before income taxes and after-tax earnings from joint ventures	801.4	753.5	1,457.4	1,450.6

Income taxes	266.7	245.4	478.7	403.5

After-tax earnings from joint ventures	26.1	32.9	50.2	56.0

Net earnings, including earnings attributable to redeemable and noncontrolling interests	560.8	541.0	1,028.9	1,103.1

Net earnings (loss) attributable to redeemable and noncontrolling interests	10.9	(0.6)	19.7	12.6

Net earnings attributable to General Mills	$549.9	$541.6	$1,009.2	$1,090.5

Earnings per share - basic	$0.87	$0.84	$1.58	$1.68

Earnings per share - diluted	$0.84	$0.82	$1.54	$1.64

Dividends per share	$0.38	$0.33	$0.76	$0.66

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Six-Month Period Ended
	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$560.8	$541.0	$1,028.9	$1,103.1

Other comprehensive income (loss), net of tax:

Foreign currency translation	62.1	59.1	(24.5)	124.5

Other fair value changes:
Securities	0.5	0.2	0.7	0.4
Hedge derivatives	(8.2)	3.5	3.9	(4.0)

Reclassification to earnings:
Hedge derivatives	(1.5)	6.6	(3.5)	10.4
Amortization of losses and prior service costs	28.3	24.8	54.7	49.5

Other comprehensive income, net of tax	81.2	94.2	31.3	180.8

Total comprehensive income	642.0	635.2	1,060.2	1,283.9

Comprehensive income attributable to redeemable and noncontrolling interests	28.4	34.4	72.4	53.0

Comprehensive income attributable to General Mills	$613.6	$600.8	$987.8	$1,230.9

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Nov. 24, 2013	May 26, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$774.2	$741.4
Receivables	1,725.5	1,446.4
Inventories	1,752.3	1,545.5
Deferred income taxes	110.8	128.0
Prepaid expenses and other current assets	413.0	437.6

Total current assets	4,775.8	4,298.9

Land, buildings, and equipment	3,809.0	3,878.1
Goodwill	8,646.5	8,622.2
Other intangible assets	5,020.4	5,015.1
Other assets	900.4	843.7

Total assets	$23,152.1	$22,658.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,424.1	$1,423.2
Current portion of long-term debt	852.8	1,443.3
Notes payable	1,051.3	599.7
Other current liabilities	1,661.9	1,827.7

Total current liabilities	4,990.1	5,293.9

Long-term debt	6,740.6	5,926.1
Deferred income taxes	1,450.3	1,389.1
Other liabilities	1,874.2	1,952.9

Total liabilities	15,055.2	14,562.0

Redeemable interest	1,010.4	967.5

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,164.2	1,166.6
Retained earnings	11,465.5	10,702.6
Common stock in treasury, at cost, shares of 128.2 and 113.8	(4,465.1)	(3,687.2)
Accumulated other comprehensive loss	(1,606.7)	(1,585.3)

Total stockholders’ equity	6,633.4	6,672.2

Noncontrolling interests	453.1	456.3

Total equity	7,086.5	7,128.5

Total liabilities and equity	$23,152.1	$22,658.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 27, 2012	754.6	$75.5	$1,308.4	(106.1)	$(3,177.0)	$9,958.5	$(1,743.7)	$461.0	$6,882.7	$847.8
Total comprehensive income						1,855.2	158.4	18.3	2,031.9	42.8
Cash dividends declared ($1.70 per share)						(1,111.1)			(1,111.1)
Shares purchased			(30.0)	(24.2)	(1,014.9)				(1,044.9)
Stock compensation plans (includes income tax benefits of $63.1)			(38.6)	16.5	504.7				466.1
Unearned compensation related to restricted stock unit awards			(80.5)						(80.5)
Earned compensation			100.4						100.4
Increase (decrease) in fair value of redeemable interest			(93.1)						(93.1)	93.1
Distributions to noncontrolling interest holders								(23.0)	(23.0)	(16.2)

Balance as of May 26, 2013	754.6	75.5	1,166.6	(113.8)	(3,687.2)	10,702.6	(1,585.3)	456.3	7,128.5	967.5
Total comprehensive income						1,009.2	(21.4)	21.4	1,009.2	51.0
Cash dividends declared ($0.76 per share)						(246.3)			(246.3)
Shares purchased			30.0	(18.0)	(893.9)				(863.9)
Stock compensation plans (includes income tax benefits of $39.5)			29.9	3.6	116.0				145.9
Unearned compensation related to restricted stock unit awards			(86.5)						(86.5)
Earned compensation			64.6						64.6
Increase (decrease) in fair value of redeemable interest			(40.4)						(40.4)	40.4
Distributions to noncontrolling and redeemable interest holders								(24.6)	(24.6)	(48.5)
Balance as of Nov. 24, 2013	754.6	$75.5	$1,164.2	(128.2)	$(4,465.1)	$11,465.5	$(1,606.7)	$453.1	$7,086.5	$1,010.4

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Six-Month Period Ended
	Nov. 24, 2013	Nov. 25, 2012
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,028.9	$1,103.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	297.6	286.1
After-tax earnings from joint ventures	(50.2)	(56.0)
Distributions of earnings from joint ventures	25.6	42.8
Stock-based compensation	64.6	61.3
Deferred income taxes	67.9	(25.2)
Tax benefit on exercised options	(39.5)	(58.5)
Pension and other postretirement benefit plan contributions	(24.7)	(11.6)
Pension and other postretirement benefit plan costs	62.3	65.2
Restructuring, impairment, and other exit costs	(11.1)	(32.6)
Changes in current assets and liabilities, excluding the effects of acquisitions	(338.9)	63.6
Other, net	(73.6)	(121.1)

Net cash provided by operating activities	1,008.9	1,317.1

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(268.8)	(264.1)
Acquisitions, net of cash acquired	—	(851.8)
Investments in affiliates, net	(46.9)	(3.7)
Proceeds from disposal of land, buildings, and equipment	1.0	3.5
Exchangeable note	—	16.2
Other, net	(2.7)	(3.3)

Net cash used by investing activities	(317.4)	(1,103.2)

Cash Flows - Financing Activities
Change in notes payable	455.1	1,292.4
Issuance of long-term debt	923.0	—
Payment of long-term debt	(720.3)	(521.6)
Proceeds from common stock issued on exercised options	27.5	152.7
Tax benefit on exercised options	39.5	58.5
Purchases of common stock for treasury	(863.9)	(479.2)
Dividends paid	(489.8)	(434.5)
Distributions to noncontrolling and redeemable interest holders	(24.6)	(34.6)
Other, net	(0.7)	—

Net cash (used) provided by financing activities	(654.2)	33.7

Effect of exchange rate changes on cash and cash equivalents	(4.5)	16.1

Increase in cash and cash equivalents	32.8	263.7
Cash and cash equivalents - beginning of year	741.4	471.2

Cash and cash equivalents - end of period	$774.2	$734.9

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(277.1)	$(252.6)
Inventories	(214.4)	(187.2)
Prepaid expenses and other current assets	53.1	49.5
Accounts payable	38.9	123.6
Other current liabilities	60.6	330.3

Changes in current assets and liabilities	$(338.9)	$63.6

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter and six-months ended November 24, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2014.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2013. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K.

(2) Acquisitions

There were no acquisitions during the six-month period ended November 24, 2013.

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

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring, impairment, and other exit costs were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012
Charges associated with restructuring actions previously announced	$0.7	$2.7	$3.5	$11.9
Total	$0.7	$2.7	$3.5	$11.9

During the six-month period ended November 24, 2013, we recorded a $3.5 million restructuring charge associated with our International segment related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012. During the six-month period ended November 25, 2012, we recorded restructuring charges of $9.4 million related to our International segment, $1.5 million related to our U.S. Retail segment, and $0.8 million related to our Convenience Stores and Foodservice segment for the same plan. These restructuring actions are expected to be completed by the end of fiscal 2014, and we expect to record approximately $6 million of restructuring charges related to these actions in fiscal 2014. In the six-month period ended November 24, 2013, we paid $14.7 million in cash related to these restructuring actions.

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Total
Reserve balance as of May 26, 2013	$19.5	$19.5
Fiscal 2014 charges, including foreign currency translation	4.0	4.0
Utilized in fiscal 2014	(14.7)	(14.7)
Reserve balance as of Nov. 24, 2013	$8.8	$8.8

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Nov. 24, 2013	May 26, 2013
Goodwill	$8,646.5	$8,622.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,497.8	4,499.5
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	626.9	602.6
Less accumulated amortization	(104.3)	(87.0)

Intangible assets subject to amortization, net	522.6	515.6

Other intangible assets	5,020.4	5,015.1

Total	$13,666.9	$13,637.3

Based on the carrying value of finite-lived intangible assets as of November 24, 2013, annual amortization expense for each of the next five fiscal years is estimated to be approximately $31 million.

The changes in the carrying amount of goodwill during fiscal 2014 were as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice (a)	Joint Ventures	Total
Balance as of May 26, 2013	$5,841.4	$1,387.0	$921.1	$472.7	$8,622.2
Other activity, primarily foreign currency translation	—	1.5	—	22.8	24.3
Balance as of Nov. 24, 2013	$5,841.4	$1,388.5	$921.1	$495.5	$8,646.5

(a)	See Note 15.

The changes in the carrying amount of other intangible assets during fiscal 2014 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 26, 2013	$3,312.4	$1,638.2	$64.5	$5,015.1
Other activity, primarily foreign currency translation	(2.5)	7.4	0.4	5.3
Balance as of Nov. 24, 2013	$3,309.9	$1,645.6	$64.9	$5,020.4

(5) Inventories

The components of inventories were as follows:

In Millions	Nov. 24, 2013	May 26, 2013
Raw materials and packaging	$426.9	$403.0
Finished goods	1,408.8	1,228.7
Grain	138.9	135.6
Excess of FIFO over LIFO cost	(222.3)	(221.8)
Total	$1,752.3	$1,545.5

(6) Financial Instruments, Risk Management Activities, and Fair Values

Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of November 24, 2013, and May 26, 2013, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
In Millions	Nov. 24, 2013	May 26, 2013	Nov. 24, 2013	May 26, 2013	Nov. 24, 2013	May 26, 2013	Nov. 24, 2013	May 26, 2013
Available-for-sale:
Debt securities	$140.8	$134.0	$140.9	$134.1	$0.1	$0.1	$—	$—
Equity securities	1.7	1.8	7.6	6.4	5.9	4.6	—	—
Total	$142.5	$135.8	$148.5	$140.5	$6.0	$4.7	$—	$—

For the second quarter of fiscal 2014, there were no gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive loss (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available-for-Sale
In Millions	Cost	Market Value
Under 1 year (current)	$138.2	$138.2
From 1 to 3 years	1.3	1.4
From 4 to 7 years	1.3	1.3
Equity securities	1.7	7.6
Total	$142.5	$148.5

Marketable securities with a market value of $2.3 million as of November 24, 2013, were pledged as collateral for certain derivative contracts. As of November 24, 2013, $28.1 million of certain accounts receivable are pledged as collateral against a foreign uncommitted line of credit.

The fair values and carrying amounts of long-term debt, including the current portion, were $8,002.4 million and $7,593.4 million, respectively, as of November 24, 2013. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Unallocated corporate items for the quarter ended November 24, 2013, and November 25, 2012, included:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012
Net gain (loss) on mark-to-market valuation of commodity positions	$(3.7)	$(22.6)	$(16.0)	$36.3
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	18.7	(18.2)	34.5	(3.4)
Net mark-to-market revaluation of certain grain inventories	6.0	(7.1)	1.7	0.8
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$21.0	$(47.9)	$20.2	$33.7

As of November 24, 2013, the net notional value of commodity derivatives was $360.5 million, of which $222.2 million related to energy inputs and $138.3 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the quarter and six-month period ended November 24, 2013.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was a gain of $1.6 million for the quarter ended November 24, 2013 and less than $1 million for the six-month period ended November 24, 2013.

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

During the second quarter of fiscal 2013, in advance of a planned debt refinancing, we entered into $200.0 million of treasury locks with an average fixed rate of 2.82 percent. All of these treasury locks were cash settled for $11.8 million during the third quarter of fiscal 2013, coincident with the issuance of our $500.0 million 30-year fixed-rate notes. As of November 24, 2013, an $11.5 million pre-tax gain remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the fourth quarter of fiscal 2011, first quarter of fiscal 2012, and second quarter of fiscal 2012, we entered into $500.0 million, $300.0 million, and $200.0 million of forward starting swaps with average fixed rates of 3.9 percent, 2.7 percent, and 2.4 percent, respectively, in advance of a planned debt financing. All of these forward starting swaps were cash settled for $100.4 million coincident with the issuance of our $1.0 billion 10-year fixed rate notes in November 2011. As of November 24, 2013, a $79.8 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

As of November 24, 2013, a $14.8 million pre-tax loss on cash settled interest rate derivatives for our $500.0 million 30-year fixed rate notes issued June 1, 2010 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

As of November 24, 2013, a $7.2 million pre-tax loss on cash settled interest rate swaps for our $1.0 billion 10-year fixed rate notes issued January 24, 2007 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate swaps. Average floating rates are based on rates as of the end of the reporting period.

In Millions	Nov. 24, 2013	May 26, 2013
Pay-floating swaps - notional amount	$550.0	$550.0
Average receive rate	1.1%	1.1%
Average pay rate	0.4%	0.4%
Treasury locks - notional amount	$250.0	$250.0

The swap contracts mature at various dates from fiscal 2014 to 2016 as follows:

In Millions	Pay Floating
2014	$300.0
2015	—
2016	250.0
Total	$550.0

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in the Consolidated Balance Sheets to the net fair values that could be reported in the Consolidated Balance Sheets:

	Nov. 24, 2013
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Received	Net Amount (d)
Commodity contracts	$10.1	$—	$10.1	$(15.4)	$—	$(5.3)	$(18.3)	$—	$(18.3)	$15.4	$—	$(2.9)
Interest rate contracts	20.1	—	20.1	—	—	20.1	—	—	—	—	—	—
Foreign exchange contracts	10.1	—	10.1	(7.4)	—	2.7	(15.2)	—	(15.2)	7.4	—	(7.8)
Total	$40.3	$—	$40.3	$(22.8)	$—	$17.5	$(33.5)	$—	$(33.5)	$22.8	$—	$(10.7)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.

(b)	Net fair value as recorded in the Consolidated Balance Sheets.

(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.

(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.

(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

	May 26, 2013
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Received	Net Amount (d)
Commodity contracts	$33.0	$(19.6)	$13.4	$—	$—	$13.4	$(23.5)	$19.6	$(3.9)	$—	$—	$(3.9)
Interest rate contracts	10.3	—	10.3	—	—	10.3	—	—	—	—	—	—
Foreign exchange contracts	22.5	—	22.5	(1.7)	—	20.8	(1.7)	—	(1.7)	1.7	—	—
Total	$65.8	$(19.6)	$46.2	$(1.7)	$—	$44.5	$(25.2)	$19.6	$(5.6)	$1.7	$—	$(3.9)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.

(b)	Net fair value as recorded in the Consolidated Balance Sheets.

(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.

(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.

(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

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

As of November 24, 2013, the net notional value of foreign exchange derivatives was $1.1 billion. The amount of hedge ineffectiveness was less than $1 million for the quarter and six-month period ended November 24, 2013.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. During the second quarter of fiscal 2014, we entered into a net investment hedge for a portion of our net investment in foreign operations denominated in euros by issuing €500.0 million of euro-denominated bonds. As of November 24, 2013, we had deferred net foreign currency transaction losses of $100.7 million in AOCI associated with hedging activity.

Equity Instruments. Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of November 24, 2013, the net notional value of our equity swaps was $62.9 million. These swap contracts mature in fiscal 2014.

Fair Value Measurements and Financial Statement Presentation

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of November 24, 2013 and May 26, 2013, were as follows:

	Nov. 24, 2013
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$20.1	$—	$20.1	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	8.4	—	8.4	—	(6.8)	—	(6.8)
Total	—	28.5	—	28.5	—	(6.8)	—	(6.8)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	1.7	—	1.7	—	(8.4)	—	(8.4)
Equity contracts (a) (e)	—	—	—	—	—	(0.1)	—	(0.1)
Commodity contracts (c) (e)	1.7	8.4	—	10.1	—	(18.3)	—	(18.3)
Grain contracts (c) (e)	—	11.2	—	11.2	—	(24.0)	—	(24.0)
Total	1.7	21.3	—	23.0	—	(50.8)	—	(50.8)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	7.6	140.9	—	148.5	—	—	—	—
Total	7.6	140.9	—	148.5	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$9.3	$190.7	$—	$200.0	$—	$(57.6)	$—	$(57.6)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

	May 26, 2013
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$10.3	$—	$10.3	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	15.7	—	15.7	—	(1.6)	—	(1.6)
Total	—	26.0	—	26.0	—	(1.6)	—	(1.6)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	6.7	—	6.7	—	(0.1)	—	(0.1)
Equity contracts (a) (e)	—	—	—	—	—	(0.2)	—	(0.2)
Commodity contracts (c) (e)	10.3	3.1	—	13.4	—	(3.9)	—	(3.9)
Grain contracts (c) (e)	—	7.5	—	7.5	—	(30.4)	—	(30.4)
Total	10.3	17.3	—	27.6	—	(34.6)	—	(34.6)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	6.4	134.1	—	140.5	—	—	—	—
Total	6.4	134.1	—	140.5	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$16.7	$177.4	$—	$194.1	$—	$(36.2)	$—	$(36.2)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the quarterly and six-month periods ended November 24, 2013 and November 25, 2012, were as follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012
Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$(3.7)	$1.6	$(6.5)	$3.1	$—	$—	$—	$—	$(10.2)	$4.7

Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(3.1)	(3.2)	4.4	(5.8)	—	—	—	—	1.3	(9.0)

Amount of gain (loss) recognized in earnings (c)	—	(0.2)	—	0.1	—	—	—	—	—	(0.1)

Derivatives in Fair Value Hedging Relationships:

Amount of net gain recognized in earnings (d)	1.5	2.7	—	—	—	—	—	—	1.5	2.7

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	(6.0)	(0.4)	5.1	0.9	(3.7)	(22.6)	(4.6)	(22.1)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)	Gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012
Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$10.7	$1.6	$(2.8)	$(6.0)	$—	$—	$—	$—	$7.9	$(4.4)

Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(6.1)	(6.3)	9.5	(8.0)	—	—	—	—	3.4	(14.3)

Amount of gain (loss) recognized in earnings (c)	—	(0.2)	(0.2)	0.1	—	—	—	—	(0.2)	(0.1)

Derivatives in Fair Value Hedging Relationships:

Amount of net gain recognized in earnings (d)	0.3	1.2	—	—	—	—	—	—	0.3	1.2

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	(11.1)	1.7	5.6	4.2	(16.0)	36.3	(21.5)	42.2

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)	All gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of November 24, 2013, totaled $42.9 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized gains from foreign currency cash flow hedges recorded in AOCI as of November 24, 2013, were $3.2 million after-tax. The net amount of pre-tax gains and losses in AOCI as of November 24, 2013, that we expect to be reclassified into net earnings within the next 12 months is $4.8 million of expense.

Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on November 24, 2013, was $16.2 million. We would be required to post this amount of collateral to the counterparties if the contingent features were triggered.

Credit Risk. We enter into interest rate, foreign exchange, commodity, and equity derivatives primarily with a diversified group of highly rated counterparties. We continually monitor our positions and the credit ratings of the counterparties involved and, by policy, limit the amount of credit exposure to any one party. These transactions may expose us to potential losses due to the risk of nonperformance by these counterparties; however, we have not incurred a material loss. We also enter into commodity futures transactions through various regulated exchanges.

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $15.7 million against which we do not hold any collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 24, 2013, $227.2 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Nov. 24, 2013	May 26, 2013
U.S. commercial paper	$952.5	$515.5
Financial institutions	98.8	84.2
Total	$1,051.3	$599.7

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We have $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility scheduled to expire in April 2015 and a $1.7 billion facility scheduled to expire in April 2017. We also have $405.8 million in uncommitted and asset-backed credit lines that support our foreign operations. As of November 24, 2013, there were no amounts outstanding on the fee-paid committed credit lines and $98.8 million was drawn on the uncommitted and asset-backed lines.

In November 2013, we issued €500.0 million aggregate principal amount of 2.1 percent fixed-rate notes due November 16, 2020. Interest on the fixed-rate notes is payable annually in arrears. The fixed-rate notes may be redeemed in whole, or in part, at our option at any time prior to August 16, 2020 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used for general corporate purposes and to reduce our commercial paper borrowings.

In January 2013, we issued $250.0 million aggregate principal amount of floating-rate notes due January 29, 2016. In October 2013, we issued an additional $250.0 million aggregate principal amount of these notes. The floating-rate notes bear interest equal to three-month LIBOR plus 30 basis points, subject to quarterly reset. Interest on the floating-rate notes is payable quarterly in arrears. The floating-rate notes are not redeemable prior to maturity. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to reduce our commercial paper borrowings.

In August 2013, we repaid $700.0 million of 5.25 percent notes.

In January 2013, we issued $750.0 million aggregate principal amount of fixed-rate notes. The issuance consisted of $250.0 million 0.875 percent notes due January 29, 2016 and $500.0 million 4.15 percent notes due February 15, 2043. Interest on the fixed-rate notes is payable semi-annually in arrears. The fixed-rate notes due January 29, 2016 may be redeemed in whole, or in part, at our option at any time for a specified make whole amount. The fixed-rate notes due February 15, 2043 may be redeemed in whole, or in part, at our option at any time prior to August 15, 2042 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to reduce our commercial paper borrowings.

In September 2012, we repaid $520.8 million of 5.65 percent notes.

Certain of our long-term debt agreements contain restrictive covenants. As of November 24, 2013, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date in fiscal 2012, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us once per year at fair value up to a maximum of 9 years. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of November 24, 2013, the redemption value of the euro-denominated redeemable interest was $1.0 billion.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $156.2 million for the six-month period ended November 24, 2013, and $132.0 million for the six-month period ended November 25, 2012.

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

Our noncontrolling interests contain restrictive covenants. As of November 24, 2013, we were in compliance with all of these covenants.

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

The following tables provide details of total comprehensive income (loss):

	Quarter Ended Nov. 24, 2013					Quarter Ended Nov. 25, 2012
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$549.9	$2.0	$8.9			$541.6	$(0.2)	$(0.4)
Other comprehensive income (loss):
Foreign currency translation	$43.0	$—	43.0	5.3	13.8	$25.4	$—	25.4	11.9	21.8
Other fair value changes:
Securities	0.8	(0.3)	0.5	—	—	0.2	—	0.2	—	—
Hedge derivatives	(8.8)	1.8	(7.0)	—	(1.2)	4.2	(1.1)	3.1	—	0.4
Reclassification to earnings:
Hedge derivatives (a)	(0.8)	(0.3)	(1.1)	—	(0.4)	7.7	(2.0)	5.7	—	0.9
Amortization of losses and prior service costs (b)	44.6	(16.3)	28.3	—	—	40.0	(15.2)	24.8	—	—
Other comprehensive income	$78.8	$(15.1)	63.7	5.3	12.2	$77.5	$(18.3)	59.2	11.9	23.1
Total comprehensive income			$613.6	$7.3	$21.1			$600.8	$11.7	$22.7

(a)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Six-Month Period Ended Nov. 24, 2013					Six-Month Period Ended Nov. 25, 2012
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,009.2	$4.1	$15.6			$1,090.5	$2.3	$10.3
Other comprehensive income (loss):
Foreign currency translation	$(78.7)	$—	(78.7)	17.3	36.9	$85.7	$—	85.7	11.4	27.4
Other fair value changes:
Securities	1.1	(0.4)	0.7	—	—	0.5	(0.1)	0.4	—	—
Hedge derivatives	9.0	(4.2)	4.8	—	(0.9)	(4.4)	0.4	(4.0)	—	—
Reclassification to earnings:
Hedge derivatives (a)	(2.6)	(0.3)	(2.9)	—	(0.6)	12.2	(3.4)	8.8	—	1.6
Amortization of losses and prior service costs (b)	87.2	(32.5)	54.7	—	—	80.0	(30.5)	49.5	—	—
Other comprehensive income (loss)	$16.0	$(37.4)	(21.4)	17.3	35.4	$174.0	$(33.6)	140.4	11.4	29.0
Total comprehensive income			$987.8	$21.4	$51.0			$1,230.9	$13.7	$39.3

(a)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Nov. 24, 2013	May 26, 2013
Foreign currency translation adjustments	$184.4	$263.1
Unrealized gain (loss) from:
Securities	3.3	2.6
Hedge derivatives	(39.8)	(41.7)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,748.3)	(1,801.5)
Prior service costs	(6.3)	(7.8)
Accumulated other comprehensive loss	$(1,606.7)	$(1,585.3)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on page 76 of our Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012
Compensation expense related to stock-based payments	$27.8	$30.4	$69.1	$73.6

As of November 24, 2013, unrecognized compensation expense related to non-vested stock options and restricted stock units was $181.1 million. This expense will be recognized over 22 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month Period Ended
In Millions	Nov. 24, 2013	Nov. 25, 2012
Net cash proceeds	$27.5	$152.7
Intrinsic value of options exercised	$71.0	$155.2

We estimate the fair value of each option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained on page 76 in our Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month Period Ended
	Nov. 24, 2013	Nov. 25, 2012
Estimated fair values of stock options granted	$6.03	$3.65
Assumptions:
Risk-free interest rate	2.6%	1.6%
Expected term	9.0 years	9.0 years
Expected volatility	17.4%	17.3%
Dividend yield	3.1%	3.5%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 26, 2013	47,672.1	$30.22
Granted	2,789.8	48.33
Exercised	(2,627.2)	24.10
Forfeited or expired	(55.3)	38.14
Outstanding as of Nov. 24, 2013	47,779.4	$31.60	5.01	$884.6
Exercisable as of Nov. 24, 2013	32,994.6	$28.03	3.70	$728.8

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 26, 2013	8,042.2	$35.89	388.2	$32.60	2,287.8	$38.41
Granted	2,012.6	48.39	74.7	48.39	—	—
Vested	(1,811.5)	29.14	(131.2)	28.39	(1,425.3)	27.99
Forfeited	(123.4)	40.38	(2.5)	39.81	(8.4)	36.54
Non-vested as of Nov. 24, 2013	8,119.9	$40.27	329.2	$36.24	854.1	$48.39

The total grant-date fair value of restricted stock unit awards that vested in the six-month period ended November 24, 2013 was $96.4 million, and restricted stock units with a grant-date fair value of $121.6 million vested in the six-month period ended November 25, 2012.

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Six-Month Period Ended
In Millions, Except per Share Data	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012
Net earnings attributable to General Mills	$549.9	$541.6	$1,009.2	$1,090.5

Average number of common shares - basic EPS	633.2	648.1	638.1	649.2
Incremental share effect from: (a)
Stock options	12.2	11.9	12.5	12.2
Restricted stock, restricted stock units, and other	4.6	4.5	4.5	4.6
Average number of common shares - diluted EPS	650.0	664.5	655.1	666.0

Earnings per share - basic	$0.87	$0.84	$1.58	$1.68
Earnings per share - diluted	$0.84	$0.82	$1.54	$1.64

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012
Anti-dilutive stock options and restricted stock units	2.0	4.5	3.4	9.6

(12) Share Repurchases

During the second quarter of fiscal 2014, we repurchased 11.5 million shares of common stock for an aggregate purchase price of $565.7 million. During the six-month period ended November 24, 2013, we repurchased 18.0 million shares of common stock for an aggregate purchase price of $893.0 million, including 0.6 million shares pursuant to the completion of an ASR agreement.

During the second quarter of fiscal 2013, we repurchased 5.2 million shares of common stock for an aggregate purchase price of $206.7 million. During the six-month period ended November 25, 2012, we repurchased 12.3 million shares of common stock for an aggregate purchase price of $479.2 million.

(13) Statements of Cash Flows

During the six-month period ended November 24, 2013, we made net cash interest payments of $152.2 million, compared to $150.5 million in the same period last year. Also, in the six-month period ended November 24, 2013, we made tax payments of $378.2 million, compared to $352.1 million in the same period last year.

(14) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment expense were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012
Service cost	$33.3	$31.2	$5.5	$5.3	$2.0	$2.0
Interest cost	59.9	59.4	12.5	13.0	1.1	1.1
Expected return on plan assets	(113.9)	(107.2)	(8.6)	(8.1)	—	—
Amortization of losses	38.3	34.0	3.9	4.3	0.1	0.6
Amortization of prior service costs (credits)	1.4	1.5	(0.8)	(0.8)	0.6	0.4
Other adjustments	—	—	—	—	2.5	2.7
Settlement or curtailment gains	—	—	(2.8)	—	—	—
Net expense	$19.0	$18.9	$9.7	$13.7	$6.3	$6.8

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012
Service cost	$66.5	$62.3	$11.4	$10.6	$3.9	$3.9
Interest cost	119.7	118.7	25.1	25.9	2.1	2.2
Expected return on plan assets	(227.7)	(214.2)	(17.3)	(16.1)	—	—
Amortization of losses	75.8	68.0	7.7	8.6	0.3	1.1
Amortization of prior service costs (credits)	2.8	3.1	(1.7)	(1.7)	1.2	0.9
Other adjustments	—	—	—	—	5.0	5.5
Settlement or curtailment gains	—	—	(2.8)	—	—	—
Net expense	$37.1	$37.9	$22.4	$27.3	$12.5	$13.6

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

Our operating segment results were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012
Net sales:
U.S. Retail	$2,965.4	$2,985.0	$5,549.5	$5,478.9
International	1,403.3	1,381.2	2,724.1	2,466.7
Convenience Stores and Foodservice	507.0	515.6	974.8	987.2
Total	$4,875.7	$4,881.8	$9,248.4	$8,932.8
Operating profit:
U.S. Retail	$681.6	$723.2	$1,293.5	$1,298.3
International	153.2	139.2	278.8	265.0
Convenience Stores and Foodservice	84.9	96.2	159.0	163.9
Total segment operating profit	919.7	958.6	1,731.3	1,727.2
Unallocated corporate items	48.9	126.9	122.9	106.2
Restructuring, impairment, and other exit costs	0.7	2.7	3.5	11.9
Operating profit	$870.1	$829.0	$1,604.9	$1,609.1

(16) New Accounting Pronouncements

In the first quarter of fiscal 2014, we adopted new accounting guidance on the disclosure of financial and derivative instrument offsetting arrangements. The adoption of this guidance did not have an impact on our results of operations or financial position.

In the first quarter of fiscal 2014, we adopted new accounting guidance on the disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). The requirements do not change the existing accounting and reporting for net income or other comprehensive income (OCI). The adoption of this guidance did not have an impact on our results of operations or financial position.

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

Our consolidated results for fiscal 2014 include an additional quarter of operating activity from the acquisition of Yoki Alimentos S.A. (Yoki) in Brazil (second quarter of fiscal 2013) and the assumption of the Canadian Yoplait franchise license (second quarter of fiscal 2013). Our consolidated results for fiscal 2014 also include two additional quarters of operating activity from the acquisition of Immaculate Baking Company in the United States (third quarter of fiscal 2013). Collectively, these items are referred to as “new businesses.”

CONSOLIDATED RESULTS OF OPERATIONS

Second Quarter Results

For the second quarter of fiscal 2014, net sales of $4,876 million were consistent with the second quarter of fiscal 2013. Total segment operating profit of $920 million was 4 percent lower than the second quarter of fiscal 2013. Diluted earnings per share (EPS) of $0.84 was up 2 percent compared to the second quarter of fiscal 2013. Diluted EPS excluding certain items affecting comparability of $0.83 decreased 3 percent compared to the second quarter of fiscal 2013 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Net sales of $4,876 million for the second quarter of fiscal 2014 were flat compared to the same period last year. Favorable net price realization and mix increased net sales by 1 percentage point offset by unfavorable foreign currency exchange.

Components of net sales growth

Second Quarter of Fiscal 2014 vs. Second Quarter of Fiscal 2013	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	-2pts	2pts	Flat	Flat
Net price realization and mix	1 pt	3pts	-2pts	1pt
Foreign currency exchange	NA	-3pts	NM	-1pt
Net sales growth	-1 pt	2pts	-2pts	Flat

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales decreased $26 million from the second quarter of fiscal 2013 to $3,114 million. In the second quarter of fiscal 2014, we recorded a $21 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $48 million in the second quarter of fiscal 2013. This was partially offset by a $43 million increase in cost of sales primarily attributable to changes in mix and higher input costs.

Selling, general, and administrative (SG&A) expenses decreased $20 million to $891 million in the second quarter of fiscal 2014 versus the same period in fiscal 2013. The decrease in SG&A expenses was primarily driven by a 3 percentage point decrease in media and advertising expense. SG&A expenses as a percent of net sales in the second quarter of fiscal 2014 were down 40 basis points compared with the second quarter of fiscal 2013.

Restructuring, impairment, and other exit costs were $1 million in the second quarter of fiscal 2014 compared to $3 million in the same period of fiscal 2013. We did not undertake any new restructuring actions in the second quarter of fiscal 2014 or fiscal 2013.

Interest, net for the second quarter of fiscal 2014 totaled $69 million, a $7 million decrease from the same period of fiscal 2013. The average interest rate decreased 36 basis points, including the effect of the mix of debt, generating a $7 million decrease in net interest. Average interest bearing instruments were comparable to the same period in the prior year.

The effective tax rate for the second quarter of fiscal 2014 was 33.3 percent compared to 32.6 percent for the second quarter of fiscal 2013. The 70 basis point increase was primarily related to certain discrete tax adjustments in fiscal 2013.

After-tax earnings from joint ventures totaled $26 million compared to $33 million in the same quarter last fiscal year, primarily due to increased consumer spending and unfavorable foreign currency exchange at Cereal Partners Worldwide (CPW) and unfavorable foreign currency exchange at our Häagen-Dazs joint venture in Japan (HDJ). In the second quarter of fiscal 2014, net sales for CPW increased 1 percent driven by a 1 percentage point increase from net price realization and mix and a 1 percentage point increase from contributions from volume growth, partially offset by a 1 percentage point decrease from unfavorable foreign currency exchange compared to the same quarter of fiscal 2013. Net sales for HDJ decreased 11 percent due to a 22 percentage point decrease from unfavorable foreign currency exchange, partially offset by 11 percentage points of contributions from volume growth.

Average diluted shares outstanding decreased by 14 million in the second quarter of fiscal 2014 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Net earnings attributable to General Mills were $550 million in the second quarter of fiscal 2014, up 2 percent from $542 million last year. Diluted EPS was $0.84 in the second quarter of fiscal 2014, up 2 percent from $0.82 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories, and restructuring charges reflecting employee severance expense related to our fiscal 2012 productivity and cost savings plan. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $0.83 in the second quarter of fiscal 2014, down 3 percent from $0.86 in the second quarter of fiscal 2013 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Six-month Results

For the six-month period ended November 24, 2013, net sales grew 4 percent to $9,248 million including 2 percentage points of growth contributed by new businesses. Excluding new businesses, net sales grew 2 percentage points. Total segment operating profit of $1,731 million was consistent with the six-month period ended November 25, 2012. Diluted EPS of $1.54 was down 6 percent and diluted EPS excluding certain items affecting comparability of $1.53 grew 1 percent for the six-month period ended November 25, 2012 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Net sales of $9,248 million for the six-month period ended November 24, 2013 grew 4 percent driven by 4 percentage points of contributions from volume growth due to new businesses. Net price realization and mix increased net sales growth by 1 percentage point, and unfavorable foreign currency exchange decreased net sales growth by 1 percentage point.

Components of net sales growth

Six-Month Period Ended Nov. 24, 2013 vs. Six-Month Period Ended Nov. 25, 2012	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	-1 pt	14pts	-1pt	4pts
Net price realization and mix	2pts	-1 pt	Flat	1 pt
Foreign currency exchange	NA	-3pts	NM	-1 pt
Net sales growth	1 pt	10pts	-1pt	4pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $312 million from the six-month period ended November 25, 2012, to $5,874 million. Higher volume drove a $206 million increase in cost of sales. Changes in mix and higher input costs drove a $92 million increase in cost of sales. In the six-month period ended November 24, 2013, we recorded a $20 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $34 million in the six-month period ended November 25, 2012.

SG&A expenses increased $17 million to $1,766 million in the six-month period ended November 24, 2013 versus the same period in fiscal 2013. SG&A expenses as a percent of net sales in the six-month period ended November 24, 2013 decreased 50 basis points compared with the same period of fiscal 2013.

Restructuring, impairment, and other exit costs were $4 million for the six-month period ended November 24, 2013, and $12 million for the same period of fiscal 2013. We did not undertake any new restructuring actions in the six-month periods ended November 24, 2013 or November 25, 2012.

Interest, net for the six-month period ended November 24, 2013, totaled $148 million, a $11 million decrease from the same period of fiscal 2013. The average interest rate decreased 32 basis points, including the effect of the mix of debt, generating a $12 million decrease in net interest. Average interest bearing instruments increased $35 million, generating a $1 million increase in net interest.

The effective tax rate for the six-month period ended November 24, 2013, was 32.8 percent compared to 27.8 percent for the six-month period ended November 25, 2012. The 5.0 percentage point increase was primarily related to the restructuring of our General Mills Cereals, LLC (GMC) subsidiary during the first quarter of fiscal 2013, which resulted in a $67 million decrease to deferred income tax liabilities related to the tax basis of our investment in GMC and certain distributed assets, with a corresponding discrete non-cash reduction to income taxes in the first quarter of fiscal 2013.

After-tax earnings from joint ventures for the six-month period ended November 24, 2013, decreased to $50 million compared to $56 million in the same period last fiscal year, primarily driven by increased consumer spending and unfavorable foreign currency exchange at CPW and unfavorable foreign currency exchange at HDJ. In the six-month period ended November 24, 2013, net sales for CPW increased 1 percent due to a 1 percentage point increase attributable to favorable net price realization and mix. Contributions from volume growth were flat compared to the same period in fiscal 2013. Net sales for HDJ decreased 15 percent due to a 21 percentage point decline from unfavorable foreign currency exchange and a 2 percentage point decline attributable to unfavorable net price realization and mix, partially offset by a 8 percentage point increase from contributions from volume growth.

Average diluted shares outstanding decreased by 11 million in the six-month period ended November 24, 2013 compared to the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Net earnings attributable to General Mills were $1,009 million in the six-month period ended November 24, 2013, down 7 percent from $1,090 million in the same period last year. Diluted EPS was $1.54 in the six-month period ended November 24, 2013, down 6 percent from $1.64 last year. These results include the effects from a reduction to income taxes related to the restructuring of our GMC subsidiary in the first quarter of fiscal 2013, the mark-to-market valuation of certain commodity positions and grain inventories, and restructuring charges reflecting employee severance expense related to our fiscal 2012 productivity and cost savings plan. Diluted EPS excluding these items affecting comparability was $1.53, an increase of 1 percent compared to $1.52 for the same period of fiscal 2013 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

SEGMENT OPERATING RESULTS

Our businesses are organized into three operating segments: U.S. Retail; International; and Convenience Stores and Foodservice.

U.S. Retail Segment Results

Net sales for our U.S. Retail segment of $2,965 million in the second quarter of fiscal 2014 decreased 1 percentage point compared to the second quarter of fiscal 2013. The components of net sales growth included 1 percentage point of favorable net price realization and mix. Contributions from volume growth decreased net sales by 2 percentage points compared to the same quarter of fiscal 2013. The 1 percentage point decrease in net sales was primarily driven by the Meals, Frozen Foods, Baking Products, and Yoplait divisions, partially offset by increases in the Snacks, Small Planet Foods and Big G divisions.

Net sales for our U.S. Retail operations of $5,550 million for the six-month period ended November 24, 2013 increased 1 percentage point compared to the same period in fiscal 2013. The components of net sales growth include 2 percentage points of favorable net price realization and mix. Contributions from volume growth decreased net sales by 1 percentage point compared to the same period a year ago. The 1 percentage point increase in net sales was primarily driven by the Snacks, Big G, Small Planet Foods, and Baking Products divisions, partially offset by declines in the Meals, Frozen Foods, and Yoplait divisions.

U.S. Retail Net Sales Percentage Change by Division

	Quarter Ended	Six-Month Period Ended
	Nov. 24, 2013	Nov. 24, 2013
Big G	1%	2%
Snacks	8	9
Baking Products	(2)	1
Frozen Foods	(3)	(2)
Yoplait	(1)	(1)
Meals	(7)	(5)
Small Planet Foods	7	8
Total	(1)%	1%

Segment operating profit decreased 6 percent to $682 million in the second quarter of fiscal 2014 compared to the same period of fiscal 2013. The decrease was primarily driven by a decrease in volume and higher input costs.

Segment operating profit of $1,294 million in the six-month period ended November 24, 2013, was consistent with the same period a year ago, primarily driven by favorable product mix, offset by higher input costs.

International Segment Results

Net sales for our International segment of $1,403 million increased 2 percent in the second quarter of fiscal 2014 compared to the same period of fiscal 2013. The components of net sales growth included 2 percentage points of contributions from volume growth and 3 percentage points of favorable net price realization and mix, partially offset by 3 percentage points of unfavorable foreign currency exchange.

Net sales for our International segment were up 10 percent in the six-month period ended November 24, 2013, to $2,724 million, including 8 percentage points from new businesses, primarily Yoki and Yoplait Canada. The components of net sales growth included 14 percentage points of contributions from volume, primarily reflecting new businesses. Unfavorable net price realization and mix decreased net sales by 1 percentage point, and unfavorable foreign currency exchange decreased net sales by 3 percentage points.

International Net Sales Percentage Change by Geographic Region

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Quarter Ended Nov. 24, 2013	Quarter Ended Nov. 24, 2013
Europe	(1)%	(2)%
Canada	(1)	4
Asia/Pacific	5	5
Latin America	6	22
Total	2%	5%

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Six-Month Period Ended Nov. 24, 2013	Six-Month Period Ended Nov. 24, 2013
Europe	(1)%	(2)%
Canada	7	11
Asia/Pacific	9	8
Latin America	51	73
Total	10%	13%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

The 2 percentage point increase in the International segment fiscal 2014 second quarter net sales was driven by growth in our Latin America and Asia/Pacific regions, partially offset by declines in the Europe and Canada regions. On a constant currency basis, International segment net sales grew 5 percent, with 22 percent growth in the Latin America region, 5 percent growth in the Asia/Pacific region, and 4 percent growth in the Canada region, partially offset by a 2 percent decline in the Europe region.

The 10 percentage point increase in the International segment for the six-month period ended November 24, 2013 net sales was driven by growth in our Latin America, Asia/Pacific, and Canada regions, partially offset by a decline in the Europe region. On a constant currency basis, International segment net sales grew 13 percent, with 73 percent growth in the Latin America region, 8 percent growth in the Asia/Pacific region, and 11 percent growth in the Canada region, partially offset by a 2 percent decline in the Europe region.

Segment operating profit increased 10 percent to $153 million in the second quarter of fiscal 2014 compared to the same period of fiscal 2013. The increase was driven by volume growth and a $17 million non-recurring expense related to the assumption of the Canadian Yoplait franchise license in the second quarter of fiscal 2013, partially offset by unfavorable foreign currency exchange and a fraud-related asset loss of $12 million.

Segment operating profit grew 5 percent to $279 million in the six-month period ended November 24, 2013, primarily driven by volume growth, the acquisition of Yoki, and a $17 million non-recurring expense related to the assumption of the Canadian Yoplait franchise license in the second quarter of fiscal 2013. These were partially offset by unfavorable foreign currency exchange and a fraud-related asset loss of $12 million.

Convenience Stores and Foodservice Segment Results

In the first quarter of fiscal 2014, we changed the name of our Bakeries and Foodservice segment to Convenience Stores and Foodservice. The businesses included in this segment were unchanged. Net sales for the segment of $507 million decreased 2 percentage points in the second quarter of fiscal 2014 compared to the same period of fiscal 2013 due to 2 percentage points of unfavorable net price realization and mix. Contributions from volume growth were consistent with the same period of fiscal 2013.

Net sales for our Convenience Stores and Foodservice segment decreased 1 percent to $975 million in the six-month period ended November 24, 2013, due to a 1 percentage point decrease in contributions from volume growth. Net price realization and mix was flat compared to the same period of fiscal 2013.

Segment operating profit for the second quarter of fiscal 2014 decreased 12 percent to $85 million compared to the second quarter of fiscal 2013 primarily driven by higher input costs, partially offset by favorable product mix.

Segment operating profit for the six-month period ended November 24, 2013, decreased 3 percent to $159 million compared to the six-month period ended November 25, 2012 primarily driven by higher input costs and a decrease in volume, partially offset by favorable product mix.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $49 million in the second quarter of fiscal 2014 compared to $127 million in the same period in fiscal 2013. In the second quarter of fiscal 2014, we recorded a $21 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $48 million net increase in expense in the second quarter of fiscal 2013.

Unallocated corporate expense totaled $123 million in the six-month period ended November 24, 2013, compared to $106 million in the same period last year. In the six-month period ended November 24, 2013, we recorded a $20 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $34 million net decrease in expense in the same period a year ago.

LIQUIDITY

During the six-month period ended November 24, 2013, our operations generated $1.0 billion of cash compared to $1.3 billion in the same period last year. The $308 million decrease is primarily due to a $402 million change in current assets and liabilities. The change in current assets and liabilities is primarily driven by a $270 million change in other current liabilities primarily due to changes in trade promotion accruals, and by an $85 million change in accounts payable primarily driven by the timing of payments.

Cash used by investing activities during the six-month period ended November 24, 2013, was $317 million, $786 million less than the same period in fiscal 2013. We invested $269 million in land, buildings, and equipment during the first six-months of fiscal 2014, $5 million more than the previous year. We made $47 million of investments in affiliates, primarily CPW, in the six-month period ended November 24, 2013. We spent $852 million on acquisitions in the first six months of fiscal 2013.

Cash used by financing activities during the six-month period ended November 24, 2013, was $654 million compared to $34 million generated by financing activities in the same period last year. We had $113 million less net debt issuances in the first six-months of fiscal 2014 than the same period a year ago. We also repurchased $864 million of common stock and paid $490 million of dividends in the first half of fiscal 2014 compared to $479 million and $434 million, respectively, in the same period last year.

As of November 24, 2013, we had $742 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and potential acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate cash held in foreign jurisdictions, we will only do so in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Nov. 24, 2013	May 26, 2013
Notes payable	$1,051.3	$599.7
Current portion of long-term debt	852.8	1,443.3
Long-term debt	6,740.6	5,926.1
Total debt	8,644.7	7,969.1
Redeemable interest	1,010.4	967.5
Noncontrolling interests	453.1	456.3
Stockholders’ equity	6,633.4	6,672.2
Total capital	$16,741.6	$16,065.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. Our commercial paper borrowings are supported by $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility expiring in April 2015 and a $1.7 billion facility expiring in April 2017. We also have $406 million in uncommitted and asset-backed credit lines that support our foreign operations. As of November 24, 2013, there were no amounts outstanding on the fee-paid committed credit lines and $99 million was drawn on the uncommitted and asset-backed lines.

In November 2013, we issued €500 million aggregate principal amount of 2.1 percent fixed-rate notes due November 16, 2020. Interest on the fixed-rate notes is payable annually in arrears. The fixed-rate notes may be redeemed in whole, or in part, at our option at any time prior to August 16, 2020 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used for general corporate purposes and to reduce our commercial paper borrowings.

In January 2013, we issued $250 million aggregate principal amount of floating-rate notes due January 29, 2016. In October 2013, we issued an additional $250 million aggregate principal amount of these notes. The floating-rate notes bear interest equal to three-month LIBOR plus 30 basis points, subject to quarterly reset. Interest on the floating-rate notes is payable quarterly in arrears. The floating-rate notes are not redeemable prior to maturity. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to reduce our commercial paper borrowings.

In January 2013, we issued $750 million aggregate principal amount of fixed-rate notes. The issuance consisted of $250 million 0.875 percent notes due January 29, 2016 and $500 million 4.15 percent notes due February 15, 2043. Interest on the fixed-rate notes is payable semi-annually in arrears. The fixed-rate notes due January 29, 2016 may be redeemed in whole, or in part, at our option at any time for a specified make whole amount. The fixed-rate notes due February 15, 2043 may be redeemed in whole, or in part, at our option at any time prior to August 15, 2042 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to reduce our commercial paper borrowings.

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

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. We consolidated both entities into our consolidated financial statements. At the date of the acquisition, we recorded the $264 million fair value of Sodiaal’s 50 percent interest in Yoplait Marques S.A.S. as a noncontrolling interest, and the $904 million fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. These euro-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. As of November 24, 2013, the redemption value of the redeemable interest was $1.0 billion which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of November 24, 2013, we were in compliance with all of these covenants.

We have $853 million of long-term debt maturing in the next 12 months that is classified as current, primarily $400 million of floating rate notes and $300 million of 1.55 percent notes due in May of 2014. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the second quarter of fiscal 2014.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2013. The accounting policies used in preparing our interim fiscal 2014 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, redeemable interest, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of November 24, 2013, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board issued new accounting requirements on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The requirements are effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods, which for us is the first quarter of fiscal 2015. We do not expect this guidance to have a material impact our results of operations or financial position.

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

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Quarter Ended		Six-Month Period Ended
Per Share Data	Nov. 24, 2013	Nov. 25, 2012	Nov. 24, 2013	Nov. 25, 2012
Diluted earnings per share, as reported	$0.84	$0.82	$1.54	$1.64
Mark-to-market effects (a)	(0.02)	0.04	(0.02)	(0.03)
Restructuring costs (b)	0.01	—	0.01	0.01
Tax item (c)	—	—	—	(0.10)
Diluted earnings per share, excluding certain items affecting comparability (d)	$0.83	$0.86	$1.53	$1.52

(a)	Net gain from mark-to-market valuation of certain commodity positions and grain inventories. See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	Productivity and cost savings plan restructuring charges. The impact is less than $.01 on diluted earnings per share excluding certain items affecting comparability for the quarter ended November 25, 2012.

(c)	Reduction to income taxes related to the restructuring of our GMC subsidiary.

(d)	Items affecting comparability includes integration costs resulting from the acquisition of Yoki in fiscal 2013. The impact on diluted EPS, excluding certain items affecting comparability was less than $.01 for both the quarter and six-month period ended November 25, 2012.

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

	Quarter Ended Nov. 24, 2013
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	(1)%	1	pt	(2)%
Canada	(1)	(5)		4
Asia/Pacific	5	—		5
Latin America	6	(16)		22
Total International	2%	(3	) pts	5%

	Six-Month Period Ended Nov. 24, 2013
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	(1)%	1	pt	(2)%
Canada	7	(4)		11
Asia/Pacific	9	1		8
Latin America	51	(22)		73
Total International	10%	(3	)pts	13%

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

New businesses. Our consolidated results for fiscal 2014 include an additional quarter of operating activity from the acquisition of Yoki Alimentos S.A. in Brazil (second quarter of fiscal 2013) and the assumption of the Canadian Yoplait franchise license (second quarter of fiscal 2013). Our consolidated results for fiscal 2014 also include two additional quarters of operating activity from the acquisition of Immaculate Baking Company in the United States (third quarter of fiscal 2013), Collectively, these items are referred to as “new businesses” in comparing our fiscal 2014 results to fiscal 2013.

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

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of November 24, 2013, was $28 million and $4 million, respectively. During the six-month period ended November 24, 2013, the interest rate value-at-risk increased by $6 million while the commodity value-at-risk decreased by $1 million compared to this measure as of May 26, 2013. The value-at-risk for interest rate instruments increased due to increased interest rate market volatility and the issuance of long-term debt, while value-at-risk for commodity positions decreased due to lower volatility and reduced notional amounts of commodity transactions. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 24, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our quarter ended November 24, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended November 24, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
August 26, 2013
September 29, 2013	4,974,758	$49.01	4,974,758	37,606,244
September 30, 2013
October 27, 2013	3,077,242	48.40	3,077,242	34,529,002
October 28, 2013
November 24, 2013	3,431,488	50.39	3,431,488	31,097,514
Total	11,483,488	$49.26	11,483,488	31,097,514

(a)	The total number of shares purchased includes: (i) shares purchased on the open market; and (ii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 24, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date December 18, 2013	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date December 18, 2013	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 24, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.