Form 10-Q
period 2014-02-23
GENERAL MILLS INC
filed 2014-03-19
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 23, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of March 7, 2014: 614,492,206 (excluding 140,121,122 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and nine-month periods ended February 23, 2014, and February 24, 2013	3
	Consolidated Statements of Comprehensive Income for the quarterly and nine-month periods ended February 23, 2014, and February 24, 2013	4
	Consolidated Balance Sheets as of February 23, 2014, and May 26, 2013	5
	Consolidated Statements of Total Equity and Redeemable Interest for the nine-month period ended February 23, 2014, and the fiscal year ended May 26, 2013	6
	Consolidated Statements of Cash Flows for the nine-month periods ended February 23, 2014, and February 24, 2013	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.	Exhibits	44

Signatures		45

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Nine-Month Period Ended
	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Net sales	$4,377.4	$4,430.6	$13,625.8	$13,363.4

Cost of sales	2,864.7	2,907.9	8,738.4	8,470.1

Selling, general, and administrative expenses	842.1	874.5	2,608.4	2,624.1

Restructuring, impairment, and other exit costs	—	6.1	3.5	18.0

Operating profit	670.6	642.1	2,275.5	2,251.2

Interest, net	75.5	76.6	223.0	235.1

Earnings before income taxes and after-tax earnings from joint ventures	595.1	565.5	2,052.5	2,016.1

Income taxes	200.9	174.2	679.6	577.7

After-tax earnings from joint ventures	22.8	21.3	73.0	77.3

Net earnings, including earnings attributable to redeemable and noncontrolling interests	417.0	412.6	1,445.9	1,515.7

Net earnings attributable to redeemable and noncontrolling interests	6.4	14.2	26.1	26.8

Net earnings attributable to General Mills	$410.6	$398.4	$1,419.8	$1,488.9

Earnings per share - basic	$0.66	$0.61	$2.24	$2.29

Earnings per share - diluted	$0.64	$0.60	$2.18	$2.24

Dividends per share	$0.38	$0.33	$1.14	$0.99

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Nine-Month Period Ended
	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$417.0	$412.6	$1,445.9	$1,515.7

Other comprehensive income (loss), net of tax:

Foreign currency translation	(59.2)	14.0	(83.7)	138.5

Other fair value changes:
Securities	(0.4)	0.2	0.3	0.6
Hedge derivatives	8.2	22.7	12.1	18.7

Reclassification to earnings:
Hedge derivatives	—	3.2	(3.5)	13.6
Amortization of losses and prior service costs	26.6	24.6	81.3	74.1

Other comprehensive income (loss), net of tax	(24.8)	64.7	6.5	245.5

Total comprehensive income	392.2	477.3	1,452.4	1,761.2

Comprehensive income attributable to redeemable and noncontrolling interests	15.5	19.6	87.9	72.6

Comprehensive income attributable to General Mills	$376.7	$457.7	$1,364.5	$1,688.6

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Feb. 23, 2014	May 26, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$847.1	$741.4
Receivables	1,648.1	1,446.4
Inventories	1,559.6	1,545.5
Deferred income taxes	103.6	128.0
Prepaid expenses and other current assets	399.2	437.6

Total current assets	4,557.6	4,298.9

Land, buildings, and equipment	3,797.0	3,878.1
Goodwill	8,648.9	8,622.2
Other intangible assets	5,011.7	5,015.1
Other assets	909.8	843.7

Total assets	$22,925.0	$22,658.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,360.3	$1,423.2
Current portion of long-term debt	1,203.8	1,443.3
Notes payable	545.3	599.7
Other current liabilities	1,574.2	1,827.7

Total current liabilities	4,683.6	5,293.9

Long-term debt	7,179.6	5,926.1
Deferred income taxes	1,474.4	1,389.1
Other liabilities	1,822.0	1,952.9

Total liabilities	15,159.6	14,562.0

Redeemable interest	987.3	967.5

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,216.0	1,166.6
Retained earnings	11,636.5	10,702.6
Common stock in treasury, at cost, shares of 138.4 and 113.8	(4,979.7)	(3,687.2)
Accumulated other comprehensive loss	(1,640.6)	(1,585.3)

Total stockholders’ equity	6,307.7	6,672.2

Noncontrolling interests	470.4	456.3

Total equity	6,778.1	7,128.5

Total liabilities and equity	$22,925.0	$22,658.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 27, 2012	754.6	$75.5	$1,308.4	(106.1)	$(3,177.0)	$9,958.5	$(1,743.7)	$461.0	$6,882.7	$847.8
Total comprehensive income						1,855.2	158.4	18.3	2,031.9	42.8
Cash dividends declared ($1.70 per share)						(1,111.1)			(1,111.1)
Shares purchased			(30.0)	(24.2)	(1,014.9)				(1,044.9)
Stock compensation plans (includes income tax benefits of $63.1)			(38.6)	16.5	504.7				466.1
Unearned compensation related to restricted stock unit awards			(80.5)						(80.5)
Earned compensation			100.4						100.4
Increase (decrease) in fair value of redeemable interest			(93.1)						(93.1)	93.1
Distributions to noncontrolling interest holders								(23.0)	(23.0)	(16.2)

Balance as of May 26, 2013	754.6	75.5	1,166.6	(113.8)	(3,687.2)	10,702.6	(1,585.3)	456.3	7,128.5	967.5
Total comprehensive income						1,419.8	(55.3)	23.8	1,388.3	64.1
Cash dividends declared ($1.14 per share)						(485.9)			(485.9)
Shares purchased			30.0	(29.0)	(1,433.2)				(1,403.2)
Stock compensation plans (includes income tax benefits of $45.6)			24.5	4.4	140.7				165.2
Unearned compensation related to restricted stock unit awards			(87.6)						(87.6)
Earned compensation			87.4						87.4
Addition of noncontrolling interest								17.6	17.6
Increase (decrease) in fair value of redeemable interest			(4.9)						(4.9)	4.9
Distributions to noncontrolling and redeemable interest holders								(27.3)	(27.3)	(49.2)
Balance as of Feb. 23, 2014	754.6	$75.5	$1,216.0	(138.4)	$(4,979.7)	$11,636.5	$(1,640.6)	$470.4	$6,778.1	$987.3

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Nine-Month Period Ended
	Feb. 23, 2014	Feb. 24, 2013
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,445.9	$1,515.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	442.1	432.3
After-tax earnings from joint ventures	(73.0)	(77.3)
Distributions of earnings from joint ventures	41.6	65.1
Stock-based compensation	87.4	82.2
Deferred income taxes	95.8	(25.0)
Tax benefit on exercised options	(45.6)	(89.8)
Pension and other postretirement benefit plan contributions	(37.3)	(17.6)
Pension and other postretirement benefit plan costs	93.0	97.8
Restructuring, impairment, and other exit costs	(13.8)	(47.8)
Changes in current assets and liabilities, excluding the effects of acquisitions	(186.2)	264.5
Other, net	(125.7)	(54.4)

Net cash provided by operating activities	1,724.2	2,145.7

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(416.4)	(412.2)
Acquisitions, net of cash acquired	—	(900.8)
Investments in affiliates, net	(46.0)	(3.2)
Proceeds from disposal of land, buildings, and equipment	5.2	22.3
Exchangeable note	29.3	16.2
Other, net	(2.4)	(3.5)

Net cash used by investing activities	(430.3)	(1,281.2)

Cash Flows - Financing Activities
Change in notes payable	6.8	36.0
Issuance of long-term debt	1,673.0	1,000.0
Payment of long-term debt	(744.5)	(541.9)
Proceeds from common stock issued on exercised options	42.6	257.6
Tax benefit on exercised options	45.6	89.8
Purchases of common stock for treasury	(1,403.2)	(744.8)
Dividends paid	(729.4)	(651.6)
Addition of noncontrolling interest	17.6	—
Distributions to noncontrolling and redeemable interest holders	(76.5)	(38.3)
Other, net	(2.2)	(6.1)

Net cash used by financing activities	(1,170.2)	(599.3)

Effect of exchange rate changes on cash and cash equivalents	(18.0)	14.8

Increase in cash and cash equivalents	105.7	280.0
Cash and cash equivalents - beginning of year	741.4	471.2

Cash and cash equivalents - end of period	$847.1	$751.2

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(207.8)	$(176.8)
Inventories	(30.1)	(19.7)
Prepaid expenses and other current assets	36.6	49.0
Accounts payable	(18.8)	63.7
Other current liabilities	33.9	348.3

Changes in current assets and liabilities	$(186.2)	$264.5

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter and nine-months ended February 23, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2014.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2013. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K.

(2) Acquisitions

There were no acquisitions during the nine-month period ended February 23, 2014.

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

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring, impairment, and other exit costs were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Charges associated with restructuring actions previously announced	$—	$6.1	$3.5	$18.0
Total	$—	$6.1	$3.5	$18.0

During the nine-month period ended February 23, 2014, we recorded a $3.5 million restructuring charge associated with our International segment related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012. During the nine-month period ended February 24, 2013, we recorded restructuring charges of $13.9 million related to our International segment, $2.0 million related to our U.S. Retail segment, and $0.8 million related to our Convenience Stores and Foodservice segment for the same plan. These restructuring actions are expected to be completed by the end of fiscal 2014, and we expect to record approximately $4 million of restructuring charges related to these actions in fiscal 2014. In the nine-month period ended February 23, 2014, we paid $17.3 million in cash related to these restructuring actions.

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Total
Reserve balance as of May 26, 2013	$19.5	$19.5
Fiscal 2014 charges, including foreign currency translation	3.7	3.7
Utilized in fiscal 2014	(17.3)	(17.3)
Reserve balance as of Feb. 23, 2014	$5.9	$5.9

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Feb. 23, 2014	May 26, 2013
Goodwill	$8,648.9	$8,622.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,491.7	4,499.5
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	633.2	602.6
Less accumulated amortization	(113.2)	(87.0)

Intangible assets subject to amortization, net	520.0	515.6

Other intangible assets	5,011.7	5,015.1

Total	$13,660.6	$13,637.3

Based on the carrying value of finite-lived intangible assets as of February 23, 2014, annual amortization expense for each of the next five fiscal years is estimated to be approximately $31 million.

The changes in the carrying amount of goodwill during fiscal 2014 were as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice (a)	Joint Ventures	Total
Balance as of May 26, 2013	$5,841.4	$1,387.0	$921.1	$472.7	$8,622.2
Other activity, primarily foreign currency translation	—	(2.8)	—	29.5	26.7
Balance as of Feb. 23, 2014	$5,841.4	$1,384.2	$921.1	$502.2	$8,648.9

(a)	See Note 15.

The changes in the carrying amount of other intangible assets during fiscal 2014 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 26, 2013	$3,312.4	$1,638.2	$64.5	$5,015.1
Amortization and foreign currency translation	(3.6)	(0.3)	0.5	(3.4)
Balance as of Feb. 23, 2014	$3,308.8	$1,637.9	$65.0	$5,011.7

(5) Inventories

The components of inventories were as follows:

In Millions	Feb. 23, 2014	May 26, 2013
Raw materials and packaging	$413.3	$403.0
Finished goods	1,232.3	1,228.7
Grain	130.8	135.6
Excess of FIFO over LIFO cost	(216.8)	(221.8)
Total	$1,559.6	$1,545.5

(6) Financial Instruments, Risk Management Activities, and Fair Values

Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of February 23, 2014, and May 26, 2013, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
In Millions	Feb. 23, 2014	May 26, 2013	Feb. 23, 2014	May 26, 2013	Feb. 23, 2014	May 26, 2013	Feb. 23, 2014	May 26, 2013
Available-for-sale:
Debt securities	$252.0	$134.0	$252.2	$134.1	$0.2	$0.1	$—	$—
Equity securities	1.8	1.8	7.1	6.4	5.3	4.6	—	—
Total	$253.8	$135.8	$259.3	$140.5	$5.5	$4.7	$—	$—

For the third quarter of fiscal 2014, there were no gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive loss (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available-for-Sale
In Millions	Cost	Market Value
Under 1 year (current)	$249.6	$249.8
From 1 to 3 years	1.1	1.1
From 4 to 7 years	1.3	1.3
Equity securities	1.8	7.1
Total	$253.8	$259.3

Marketable securities with a market value of $2.3 million as of February 23, 2014, were pledged as collateral for certain derivative contracts. As of February 23, 2014, $56.8 million of certain accounts receivable were pledged as collateral against a foreign uncommitted line of credit.

The fair values and carrying amounts of long-term debt, including the current portion, were $8,824.7 million and $8,383.4 million, respectively, as of February 23, 2014. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Unallocated corporate items for the quarterly and nine-month periods ended February 23, 2014, and February 24, 2013, included:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Net gain (loss) on mark-to-market valuation of commodity positions	$6.4	$(21.9)	$(9.6)	$14.4
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	8.6	2.1	43.1	(1.3)
Net mark-to-market revaluation of certain grain inventories	7.8	(5.3)	9.5	(4.5)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$22.8	$(25.1)	$43.0	$8.6

As of February 23, 2014, the net notional value of commodity derivatives was $382.1 million, of which $174.3 million related to energy inputs and $207.8 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the quarter and nine-month period ended February 23, 2014.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the quarter and nine-month period ended February 23, 2014.

In advance of a planned debt financing, we entered into $250.0 million of treasury locks with an average fixed rate of 1.99 percent. All of these treasury locks were cash settled for $17.9 million during the third quarter of fiscal 2014, coincident with the issuance of our $500.0 million 10-year fixed-rate notes. As of February 23, 2014, a $17.8 million pre-tax gain remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the third quarter of fiscal 2013, we entered into swaps to convert $250.0 million of 0.875 percent fixed-rate notes due January 29, 2016, to floating rates.

During the fourth quarter of fiscal 2011, we entered into swaps to convert $300.0 million of 1.55 percent fixed-rate notes due May 16, 2014, to floating rates.

During the second quarter of fiscal 2013, in advance of a planned debt refinancing, we entered into $200.0 million of treasury locks with an average fixed rate of 2.82 percent. All of these treasury locks were cash settled for $11.8 million during the third quarter of fiscal 2013, coincident with the issuance of our $500.0 million 30-year fixed-rate notes. As of February 23, 2014, an $11.4 million pre-tax gain remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

During the fourth quarter of fiscal 2011, first quarter of fiscal 2012, and second quarter of fiscal 2012, we entered into $500.0 million, $300.0 million, and $200.0 million of forward starting swaps with average fixed rates of 3.9 percent, 2.7 percent, and 2.4 percent, respectively, in advance of a planned debt financing. All of these forward starting swaps were cash settled for $100.4 million coincident with the issuance of our $1.0 billion 10-year fixed rate notes in the second quarter of fiscal 2012. As of February 23, 2014, a $77.4 million pre-tax loss remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

As of February 23, 2014, a $14.7 million pre-tax loss on cash settled interest rate derivatives for our $500.0 million 30-year fixed rate notes issued June 1, 2010 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

As of February 23, 2014, a $6.6 million pre-tax loss on cash settled interest rate swaps for our $1.0 billion 10-year fixed rate notes issued January 24, 2007 remained in AOCI, which will be reclassified to earnings over the term of the underlying debt.

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate swaps. Average floating rates are based on rates as of the end of the reporting period.

In Millions	Feb. 23, 2014	May 26, 2013
Pay-floating swaps - notional amount	$550.0	$550.0
Average receive rate	1.1%	1.1%
Average pay rate	0.4%	0.4%
Treasury locks - notional amount	$—	$250.0

The swap contracts mature at various dates from fiscal 2014 to 2016 as follows:

In Millions	Pay Floating
2014	$300.0
2015	—
2016	250.0
Total	$550.0

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in the Consolidated Balance Sheets to the net fair values that could be reported in the Consolidated Balance Sheets:

	Feb. 23, 2014
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Received	Net Amount (d)
Commodity contracts	$17.5	$—	$17.5	$(6.1)	$—	$11.4	$(12.2)	$—	$(12.2)	$6.1	$—	$(6.1)
Interest rate contracts	1.3	—	1.3	—	—	1.3	—	—	—	—	—	—
Foreign exchange contracts	19.1	—	19.1	(8.0)	—	11.1	(19.3)	—	(19.3)	8.0	—	(11.3)
Total	$37.9	$—	$37.9	$(14.1)	$—	$23.8	$(31.5)	$—	$(31.5)	$14.1	$—	$(17.4)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.

(b)	Net fair value as recorded in the Consolidated Balance Sheets.

(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.

(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.

(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

	May 26, 2013
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Received	Net Amount (d)
Commodity contracts	$33.0	$(19.6)	$13.4	$—	$—	$13.4	$(23.5)	$19.6	$(3.9)	$—	$—	$(3.9)
Interest rate contracts	10.3	—	10.3	—	—	10.3	—	—	—	—	—	—
Foreign exchange contracts	22.5	—	22.5	(1.7)	—	20.8	(1.7)	—	(1.7)	1.7	—	—
Total	$65.8	$(19.6)	$46.2	$(1.7)	$—	$44.5	$(25.2)	$19.6	$(5.6)	$1.7	$—	$(3.9)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.

(b)	Net fair value as recorded in the Consolidated Balance Sheets.

(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.

(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.

(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

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

As of February 23, 2014, the net notional value of foreign exchange derivatives was $1.1 billion. The amount of hedge ineffectiveness was less than $1 million for the quarter and nine-month periods ended February 23, 2014.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. During the second quarter of fiscal 2014, we entered into a net investment hedge for a portion of our net investment in foreign operations denominated in euros by issuing €500.0 million of euro-denominated bonds. As of February 23, 2014, we had deferred net foreign currency losses of $109.8 million in AOCI associated with hedging activity.

During the fourth quarter of fiscal 2010, Venezuela became a highly inflationary economy and we remeasure the value of assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars at the end of each reporting period. Beginning in December 2013, the government in Venezuela has announced a series of changes to the regulations governing the currency exchange markets. Because there is considerable uncertainty with respect to these markets, we continued to remeasure our Venezuela assets and liabilities at the rate of 6.3 bolivars per U.S. dollar as of February 23, 2014.

Equity Instruments. Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of February 23, 2014, the net notional value of our equity swaps was $92.8 million. These swap contracts mature in fiscal 2015.

Fair Value Measurements and Financial Statement Presentation

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of February 23, 2014 and May 26, 2013, were as follows:

	Feb. 23, 2014
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$1.3	$—	$1.3	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	17.3	—	17.3	—	(7.9)	—	(7.9)
Total	—	18.6	—	18.6	—	(7.9)	—	(7.9)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	1.8	—	1.8	—	(11.4)	—	(11.4)
Commodity contracts (c) (e)	3.2	14.3	—	17.5	—	(12.2)	—	(12.2)
Grain contracts (c) (e)	—	21.2	—	21.2	—	(18.5)	—	(18.5)
Total	3.2	37.3	—	40.5	—	(42.1)	—	(42.1)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	7.1	252.2	—	259.3	—	—	—	—
Total	7.1	252.2	—	259.3	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$10.3	$308.1	$—	$318.4	$—	$(50.0)	$—	$(50.0)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

	May 26, 2013
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$10.3	$—	$10.3	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	15.7	—	15.7	—	(1.6)	—	(1.6)
Total	—	26.0	—	26.0	—	(1.6)	—	(1.6)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	6.7	—	6.7	—	(0.1)	—	(0.1)
Equity contracts (a) (e)	—	—	—	—	—	(0.2)	—	(0.2)
Commodity contracts (c) (e)	10.3	3.1	—	13.4	—	(3.9)	—	(3.9)
Grain contracts (c) (e)	—	7.5	—	7.5	—	(30.4)	—	(30.4)
Total	10.3	17.3	—	27.6	—	(34.6)	—	(34.6)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	6.4	134.1	—	140.5	—	—	—	—
Total	6.4	134.1	—	140.5	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$16.7	$177.4	$—	$194.1	$—	$(36.2)	$—	$(36.2)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the quarterly and nine-month periods ended February 23, 2014 and February 24, 2013, were as follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$(0.1)	$10.2	$11.7	$22.3	$—	$—	$—	$—	$11.6	$32.5

Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(2.9)	(3.1)	2.8	(1.4)	—	—	—	—	(0.1)	(4.5)

Amount of gain recognized in earnings (c)	—	0.2	0.2	0.2	—	—	—	—	0.2	0.4

Derivatives in Fair Value Hedging Relationships:

Amount of net loss recognized in earnings (d)	(0.2)	—	—	—	—	—	—	—	(0.2)	—

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	(9.1)	7.0	1.4	4.0	6.4	(21.9)	(1.3)	(10.9)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)	Gain recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Derivatives in Cash Flow Hedging Relationships:

Amount of gain recognized in other comprehensive income (OCI) (a)	$10.6	$11.8	$8.9	$16.3	$—	$—	$—	$—	$19.5	$28.1

Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(9.0)	(9.4)	12.3	(9.4)	—	—	—	—	3.3	(18.8)

Amount of gain recognized in earnings (c)	—	—	—	0.3	—	—	—	—	—	0.3

Derivatives in Fair Value Hedging Relationships:

Amount of net gain recognized in earnings (d)	0.1	1.2	—	—	—	—	—	—	0.1	1.2

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	(20.2)	8.7	7.0	8.2	(9.6)	14.4	(22.8)	31.3

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)	All gain recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

Amounts Recorded in Accumulated Other Comprehensive Loss. Unrealized losses from interest rate cash flow hedges recorded in AOCI as of February 23, 2014, totaled $41.1 million after tax. These deferred losses are primarily related to interest rate swaps we entered into in contemplation of future borrowings and other financing requirements and are being reclassified into net interest over the lives of the hedged forecasted transactions. Unrealized gains from foreign currency cash flow hedges recorded in AOCI as of February 23, 2014, were $9.8 million after-tax. The net amount of pre-tax gains and losses in AOCI as of February 23, 2014, that we expect to be reclassified into net earnings within the next 12 months is $3.0 million of income.

Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on February 23, 2014, was $15.5 million. We would be required to post this amount of collateral to the counterparties if the contingent features were triggered.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $19.0 million against which we do not hold any collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 23, 2014, $242.9 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Feb. 23, 2014	May 26, 2013
U.S. commercial paper	$429.0	$515.5
Financial institutions	116.3	84.2
Total	$545.3	$599.7

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We have $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility scheduled to expire in April 2015 and a $1.7 billion facility scheduled to expire in April 2017. We also have $388.5 million in uncommitted and asset-backed credit lines that support our foreign operations. As of February 23, 2014, there were no amounts outstanding on the fee-paid committed credit lines and $116.3 million was drawn on the uncommitted and asset-backed lines.

In January 2014, we issued $500.0 million aggregate principal amount of 3.65 percent fixed-rate notes due February 15, 2024 and $250.0 million aggregate principal amount of floating-rate notes due January 28, 2016. Interest on the fixed-rate notes is payable semi-annually in arrears. The fixed-rate notes may be redeemed in whole, or in part, at our option at any time prior to November 15, 2023 for a specified make whole amount and any time on or after that date at par. The floating-rate notes bear interest equal to three-month LIBOR plus 20 basis points, subject to quarterly reset. Interest on the floating-rate notes is payable quarterly in arrears. The floating-rate notes are not redeemable prior to maturity. The fixed-rate and floating-rate notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used for general corporate purposes and to reduce our commercial paper borrowings.

In November 2013, we issued €500.0 million aggregate principal amount of 2.1 percent fixed-rate notes due November 16, 2020. Interest on the notes is payable annually in arrears. The notes may be redeemed in whole, or in part, at our option at any time prior to August 16, 2020 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used for general corporate purposes and to reduce our commercial paper borrowings.

In January 2013, we issued $250.0 million aggregate principal amount of floating-rate notes due January 29, 2016. In October 2013, we issued an additional $250.0 million aggregate principal amount of these notes. The notes bear interest equal to three-month LIBOR plus 30 basis points, subject to quarterly reset. Interest on the notes is payable quarterly in arrears. The notes are not redeemable prior to maturity. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to reduce our commercial paper borrowings.

In August 2013, we repaid $700.0 million of 5.25 percent notes.

In January 2013, we issued $750.0 million aggregate principal amount of fixed-rate notes. The issuance consisted of $250.0 million 0.875 percent notes due January 29, 2016 and $500.0 million 4.15 percent notes due February 15, 2043. Interest on the notes is payable semi-annually in arrears. The notes due January 29, 2016 may be redeemed in whole, or in part, at our option at any time for a specified make whole amount. The notes due February 15, 2043 may be redeemed in whole, or in part, at our option at any time prior to August 15, 2042 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to reduce our commercial paper borrowings.

In September 2012, we repaid $520.8 million of 5.65 percent notes.

Certain of our long-term debt agreements contain restrictive covenants. As of February 23, 2014, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date in fiscal 2012, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us once per year at fair value up to a maximum of 9 years. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of February 23, 2014, the redemption value of the euro-denominated redeemable interest was $987.3 million.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $233.6 million for the nine-month period ended February 23, 2014, and $200.0 million for the nine-month period ended February 24, 2013.

On the acquisition date in fiscal 2012, we recorded the $263.8 million fair value of Sodiaal’s 50 percent euro-denominated interest in Yoplait Marques S.A.S. as a noncontrolling interest on our Consolidated Balance Sheets. Yoplait Marques S.A.S. earns a royalty stream through a licensing agreement with Yoplait S.A.S. for the rights to Yoplait and related trademarks. Yoplait Marques S.A.S. pays dividends annually based on its available cash as of its fiscal year end.

During the third quarter of fiscal 2014, we formed Libertè Marques, S.a.r.l. and sold a 50 percent euro-denominated interest in the entity to Sodiaal in exchange for $17.6 million. We recorded Sodiaal’s 50 percent interest in the entity as a noncontrolling interest on our Consolidated Balance Sheets. Libertè Marques, S.a.r.l. earns a royalty stream through licensing agreements with certain Yoplait group companies for the rights to Libertè and related trademarks. Libertè Marques, S.a.r.l. pays dividends annually based on its available cash as of its fiscal year end.

During the nine-month period ended February 23, 2014, we paid $71.9 million of dividends to Sodiaal under the terms of the Yoplait S.A.S. and Yoplait Marques shareholder agreements.

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

Our noncontrolling interests contain restrictive covenants. As of February 23, 2014, we were in compliance with all of these covenants.

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

The following tables provide details of total comprehensive income (loss):

	Quarter Ended Feb. 23, 2014					Quarter Ended Feb. 24, 2013
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$410.6	$(2.3)	$8.7			$398.4	$4.2	$10.0
Other comprehensive income (loss):
Foreign currency translation	$(68.6)	$—	(68.6)	4.7	4.7	$11.2	$—	11.2	5.9	(3.1)
Other fair value changes:
Securities	(0.6)	0.2	(0.4)	—	—	0.3	(0.1)	0.2	—	—
Hedge derivatives	12.3	(3.6)	8.7	—	(0.5)	29.7	(9.1)	20.6	—	2.1
Reclassification to earnings:
Hedge derivatives (a)	(0.2)	—	(0.2)	—	0.2	3.7	(1.0)	2.7	—	0.5
Amortization of losses and prior service costs (b)	43.0	(16.4)	26.6	—	—	39.9	(15.3)	24.6	—	—
Other comprehensive income (loss):	$(14.1)	$(19.8)	(33.9)	4.7	4.4	$84.8	$(25.5)	59.3	5.9	(0.5)
Total comprehensive income			$376.7	$2.4	$13.1			$457.7	$10.1	$9.5

(a)	Loss reclassified from AOCI into earnings is reported in interest, net, for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Nine-Month Period Ended Feb. 23, 2014					Nine-Month Period Ended Feb. 24, 2013
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,419.8	$1.8	$24.3			$1,488.9	$6.5	$20.3
Other comprehensive income (loss):
Foreign currency translation	$(147.3)	$—	(147.3)	22.0	41.6	$96.9	$—	96.9	17.3	24.3
Other fair value changes:
Securities	0.5	(0.2)	0.3	—	—	0.8	(0.2)	0.6	—	—
Hedge derivatives	21.3	(7.8)	13.5	—	(1.4)	25.3	(8.7)	16.6	—	2.1
Reclassification to earnings:
Hedge derivatives (a)	(2.8)	(0.3)	(3.1)	—	(0.4)	15.9	(4.4)	11.5	—	2.1
Amortization of losses and prior service costs (b)	130.2	(48.9)	81.3	—	—	119.9	(45.8)	74.1	—	—
Other comprehensive income (loss)	$1.9	$(57.2)	(55.3)	22.0	39.8	$258.8	$(59.1)	199.7	17.3	28.5
Total comprehensive income			$1,364.5	$23.8	$64.1			$1,688.6	$23.8	$48.8

(a)	Loss reclassified from AOCI into earnings is reported in interest, net, for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Feb. 23, 2014	May 26, 2013
Foreign currency translation adjustments	$115.8	$263.1
Unrealized gain (loss) from:
Securities	2.9	2.6
Hedge derivatives	(31.3)	(41.7)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,722.3)	(1,801.5)
Prior service costs	(5.7)	(7.8)
Accumulated other comprehensive loss	$(1,640.6)	$(1,585.3)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees and non-employee directors. These programs and related accounting are described on pages 76-78 of our Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Compensation expense related to stock-based payments	$28.5	$40.5	$97.6	$114.1

As of February 23, 2014, unrecognized compensation expense related to non-vested stock options and restricted stock units was $155.6 million. This expense will be recognized over 19 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month Period Ended
In Millions	Feb. 23, 2014	Feb. 24, 2013
Net cash proceeds	$42.6	$257.6
Intrinsic value of options exercised	$86.5	$247.4

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended
	Feb. 23, 2014	Feb. 24, 2013
Estimated fair values of stock options granted	$6.03	$3.65
Assumptions:
Risk-free interest rate	2.6%	1.6%
Expected term	9.0 years	9.0 years
Expected volatility	17.4%	17.3%
Dividend yield	3.1%	3.5%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 26, 2013	47,672.1	$30.22
Granted	2,789.8	48.33
Exercised	(3,256.3)	24.24
Forfeited or expired	(98.1)	38.19
Outstanding as of Feb. 23, 2014	47,107.5	$31.69	4.80	$839.5
Exercisable as of Feb. 23, 2014	32,377.3	$28.10	3.49	$693.3

Information on restricted stock unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 26, 2013	8,042.2	$35.89	388.2	$32.60	2,287.8	$38.41
Granted	2,025.3	48.40	74.3	48.39	—	—
Vested	(1,920.6)	29.62	(143.4)	28.39	(1,437.6)	28.16
Forfeited	(209.9)	39.70	(5.0)	44.14	(13.4)	36.86
Non-vested as of Feb. 23, 2014	7,937.0	$40.37	314.1	$35.83	836.8	$48.40

The total grant-date fair value of restricted stock unit awards that vested in the nine-month period ended February 23, 2014 was $101.4 million, and restricted stock units with a grant-date fair value of $129.1 million vested in the nine-month period ended February 24, 2013.

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Nine-Month Period Ended
In Millions, Except per Share Data	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Net earnings attributable to General Mills	$410.6	$398.4	$1,419.8	$1,488.9

Average number of common shares - basic EPS	623.5	648.5	633.3	649.0
Incremental share effect from: (a)
Stock options	11.9	10.9	12.3	11.7
Restricted stock, restricted stock units, and other	4.8	5.7	4.6	5.0
Average number of common shares - diluted EPS	640.2	665.1	650.2	665.7

Earnings per share - basic	$0.66	$0.61	$2.24	$2.29
Earnings per share - diluted	$0.64	$0.60	$2.18	$2.24

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Anti-dilutive stock options and restricted stock units	1.9	—	5.3	9.6

(12) Share Repurchases

During the third quarter of fiscal 2014, we repurchased 11.0 million shares of common stock for an aggregate purchase price of $539.4 million. During the nine-month period ended February 23, 2014, we repurchased 29.0 million shares of common stock for an aggregate purchase price of $1.4 billion, including 0.6 million shares pursuant to the completion of an ASR agreement.

During the third quarter of fiscal 2013, we repurchased 6.4 million shares of common stock for an aggregate purchase price of $265.6 million. During the nine-month period ended February 24, 2013, we repurchased 18.7 million shares of common stock for an aggregate purchase price of $744.8 million.

(13) Statements of Cash Flows

During the nine-month period ended February 23, 2014, we made net cash interest payments of $260.5 million, compared to $266.8 million in the same period last year. Also, in the nine-month period ended February 23, 2014, we made tax payments of $565.8 million, compared to $491.3 million in the same period last year.

(14) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment expense were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Service cost	$33.2	$31.1	$5.6	$5.2	$1.9	$1.9
Interest cost	59.9	59.4	12.4	13.0	1.0	1.1
Expected return on plan assets	(113.9)	(107.0)	(8.7)	(8.0)	—	—
Amortization of losses	37.8	33.9	3.8	4.3	0.2	0.5
Amortization of prior service costs (credits)	1.4	1.6	(0.8)	(0.9)	0.6	0.5
Other adjustments	—	—	—	—	2.5	2.8
Net expense	$18.4	$19.0	$12.3	$13.6	$6.2	$6.8

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Service cost	$99.7	$93.4	$17.0	$15.8	$5.8	$5.8
Interest cost	179.6	178.1	37.5	38.9	3.1	3.3
Expected return on plan assets	(341.6)	(321.2)	(26.0)	(24.1)	—	—
Amortization of losses	113.6	101.9	11.5	12.9	0.5	1.6
Amortization of prior service costs (credits)	4.2	4.7	(2.5)	(2.6)	1.8	1.4
Other adjustments	—	—	—	—	7.5	8.3
Settlement or curtailment gains	—	—	(2.8)	—	—	—
Net expense	$55.5	$56.9	$34.7	$40.9	$18.7	$20.4

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

Our operating segment results were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Net sales:
U.S. Retail	$2,618.5	$2,664.6	$8,168.0	$8,143.5
International	1,322.4	1,296.1	4,046.5	3,762.8
Convenience Stores and Foodservice	436.5	469.9	1,411.3	1,457.1
Total	$4,377.4	$4,430.6	$13,625.8	$13,363.4
Operating profit:
U.S. Retail	$516.6	$577.3	$1,810.1	$1,875.6
International	110.5	96.1	389.3	361.1
Convenience Stores and Foodservice	62.4	75.4	221.4	239.3
Total segment operating profit	689.5	748.8	2,420.8	2,476.0
Unallocated corporate items	18.9	100.6	141.8	206.8
Restructuring, impairment, and other exit costs	—	6.1	3.5	18.0
Operating profit	$670.6	$642.1	$2,275.5	$2,251.2

(16) New Accounting Pronouncements

In the first quarter of fiscal 2014, we adopted new accounting guidance on the disclosure of financial and derivative instrument offsetting arrangements. The adoption of this guidance did not have an impact on our results of operations or financial position.

In the first quarter of fiscal 2014, we adopted new accounting guidance on the disclosure requirements for items reclassified out of accumulated other comprehensive income. The requirements do not change the existing accounting and reporting for net income or other comprehensive income. The adoption of this guidance did not have an impact on our results of operations or financial position.

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

Our nine-month consolidated results for fiscal 2014 include an additional quarter of operating activity from the acquisition of Yoki Alimentos S.A. (Yoki) in Brazil (acquired in the second quarter of fiscal 2013) and the assumption of the Canadian Yoplait franchise license (second quarter of fiscal 2013). Our consolidated results for fiscal 2014 also include two additional quarters of operating activity from the acquisition of Immaculate Baking Company in the United States (third quarter of fiscal 2013). Collectively, these items are referred to as “new businesses.”

There is currently considerable uncertainty with respect to Venezuelan foreign currency policy. Due to this uncertainty, beginning with the third quarter of fiscal 2014, we are excluding the impact of balance sheet remeasurements related to our Venezuelan subsidiary from certain non-GAAP financial measures used in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We did not record any balance sheet remeasurement impact related to Venezuela currency devaluation in the nine-month period ended February 23, 2014. In the third quarter of fiscal 2013, we recorded a pre-tax charge of $14 million related to the remeasurement of our Venezuelan subsidiary balance sheet. See the “International Segment Results” and “Non-GAAP Measures” sections below for further discussion of Venezuela and our use of these non-GAAP measures.

CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter Results

For the third quarter of fiscal 2014, net sales declined 1 percent to $4,377 million. Total segment operating profit excluding the impact of Venezuela currency devaluation was $690 million, 10 percent lower than the third quarter of fiscal 2013. Diluted earnings per share (EPS) of $0.64 was up 7 percent compared to the third quarter of fiscal 2013. Diluted EPS excluding certain items affecting comparability of $0.62 decreased 6 percent compared to the third quarter of fiscal 2013 (see the “Non-GAAP Measures” section below for our use of total segment operating profit excluding the impact of Venezuela currency devaluation and diluted EPS excluding certain items affecting comparability).

Net sales declined 1 percent to $4,377 million for the third quarter of fiscal 2014 compared to the same period last year due to 1 percentage point of unfavorable foreign currency exchange and a 1 percentage point decrease in contributions from volume growth, offset by 1 percentage point of favorable net price realization and mix.

Components of net sales growth

Third Quarter of Fiscal 2014 vs. Third Quarter of Fiscal 2013	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	-1pt	-1pt	-3pts	-1pt
Net price realization and mix	-1pt	8pts	-4pts	1pt
Foreign currency exchange	NA	-5pts	NM	-1pt
Net sales growth	-2pts	2pts	-7pts	-1pt

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales decreased $43 million from the third quarter of fiscal 2013 to $2,865 million. In the third quarter of fiscal 2014, we recorded a $23 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $25 million in the third quarter of fiscal 2013. This was partially offset by a $5 million increase in cost of sales primarily attributable to changes in mix and higher input costs.

Selling, general, and administrative (SG&A) expenses decreased $32 million to $842 million in the third quarter of fiscal 2014 versus the same period in fiscal 2013. The decrease in SG&A expenses was primarily driven by lower compensation expense and a 3 percentage point decrease in media and advertising expense. SG&A expenses as a percent of net sales in the third quarter of fiscal 2014 were down 50 basis points compared with the third quarter of fiscal 2013.

We did not record any restructuring, impairment, and other exit costs in the third quarter of fiscal 2014. In the third quarter of fiscal 2013, we recorded $6 million of restructuring, impairment, and other exit costs. We did not undertake any new restructuring actions in the third quarter of fiscal 2014 or fiscal 2013.

Interest, net for the third quarter of fiscal 2014 totaled $76 million, a $1 million decrease from the same period of fiscal 2013. The average interest rate decreased 44 basis points, including the effect of the mix of debt, generating a $9 million decrease in net interest. Average interest bearing instruments increased $719 million, generating an $8 million increase in net interest.

The effective tax rate for the third quarter of fiscal 2014 was 33.8 percent compared to 30.8 percent for the third quarter of fiscal 2013. The 3.0 percentage point increase was primarily due to domestic audit settlements and the effect of federal tax law changes during the third quarter of fiscal 2013.

After-tax earnings from joint ventures increased to $23 million compared to $21 million in the same quarter last fiscal year, primarily driven by higher margins at Cereal Partners Worldwide (CPW) partially offset by unfavorable foreign currency exchange at our Häagen-Dazs joint venture in Japan (HDJ). In the third quarter of fiscal 2014, net sales for CPW decreased 2 percent driven by 3 percentage points of unfavorable foreign currency exchange, partially offset by 1 percentage point of favorable net price realization and mix. Volume was flat compared to the same quarter of fiscal 2013. Net sales for HDJ decreased 2 percent as 14 percentage points of contributions from volume growth were more than offset by 15 percentage points of unfavorable foreign currency exchange and 1 percentage point of unfavorable net price realization and mix.

Average diluted shares outstanding decreased by 25 million in the third quarter of fiscal 2014 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Net earnings attributable to General Mills were $411 million in the third quarter of fiscal 2014, up 3 percent from $398 million last year. Diluted EPS was $0.64 in the third quarter of fiscal 2014, up 7 percent from $0.60 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories, restructuring charges reflecting employee severance expense related to our fiscal 2012 productivity and cost savings plan, the impact of Venezuela currency devaluation in fiscal 2013, and acquisition integration costs. Diluted EPS excluding these items affecting comparability, a non-GAAP measure used for management reporting and incentive compensation purposes, was $0.62 in the third quarter of fiscal 2014, down 6 percent from $0.66 in the third quarter of fiscal 2013 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

Nine-month Results

For the nine-month period ended February 23, 2014, net sales grew 2 percent to $13,626 million, including 2 percentage points of growth contributed by new businesses. Excluding new businesses, net sales were flat. Total segment operating profit excluding the impact of Venezuela currency devaluation was $2,421 million, 3 percent lower than the nine-month period ended February 24, 2013. Diluted EPS of $2.18 was down 3 percent, and diluted EPS excluding certain items affecting comparability of $2.15 decreased 1 percent compared to the nine-month period ended February 24, 2013 (see the “Non-GAAP Measures” section below for our use of total segment operating profit excluding the impact of Venezuela currency devaluation and diluted EPS excluding certain items affecting comparability).

Net sales of $13,626 million for the nine-month period ended February 23, 2014 grew 2 percent driven by 2 percentage points of contributions from volume growth largely due to new businesses. Favorable net price realization and mix contributed 1 percentage point of growth, and unfavorable foreign currency exchange decreased net sales growth by 1 percentage point.

Components of net sales growth

Nine-Month Period Ended Feb. 23, 2014 vs. Nine-Month Period Ended Feb. 24, 2013	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	-1pt	9pts	-2pts	2pts
Net price realization and mix	1pt	3pts	-1pt	1pt
Foreign currency exchange	NA	-4pts	NM	-1pt
Net sales growth	Flat	8pts	-3pts	2pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $268 million from the nine-month period ended February 24, 2013, to $8,738 million. Higher volume drove a $167 million increase in cost of sales. Changes in mix and higher input costs drove a $135 million increase in cost of sales. In the nine-month period ended February 23, 2014, we recorded a $43 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $9 million in the nine-month period ended February 24, 2013.

SG&A expenses decreased $16 million to $2,608 million in the nine-month period ended February 23, 2014 versus the same period in fiscal 2013. SG&A expenses as a percent of net sales in the nine-month period ended February 23, 2014 decreased 50 basis points compared with the same period of fiscal 2013.

Restructuring, impairment, and other exit costs were $4 million for the nine-month period ended February 23, 2014, and $18 million for the same period of fiscal 2013. We did not undertake any new restructuring actions in the nine-month periods ended February 23, 2014 or February 24, 2013.

Interest, net for the nine-month period ended February 23, 2014, totaled $223 million, a $12 million decrease from the same period of fiscal 2013. The average interest rate decreased 32 basis points, including the effect of the mix of debt, generating a $18 million decrease in net interest. Average interest bearing instruments increased $177 million, generating a $6 million increase in net interest.

The effective tax rate for the nine-month period ended February 23, 2014, was 33.1 percent compared to 28.6 percent for the nine-month period ended February 24, 2013. The 4.5 percentage point increase was primarily related to the restructuring of our General Mills Cereals, LLC (GMC) subsidiary during the first quarter of fiscal 2013, which resulted in a $67 million decrease to deferred income tax liabilities related to the tax basis of our investment in GMC and certain distributed assets, with a corresponding discrete non-cash reduction to income taxes in the first quarter of fiscal 2013.

After-tax earnings from joint ventures for the nine-month period ended February 23, 2014, decreased to $73 million compared to $77 million in the same period last fiscal year, primarily driven by increased consumer spending and unfavorable foreign currency exchange at CPW and unfavorable foreign currency exchange at HDJ. In the nine-month period ended February 23, 2014, net sales for CPW were flat compared to the same period in fiscal 2013 as 1 percentage point of favorable net price realization and mix offset 1 percentage point of unfavorable foreign currency exchange. Volume was flat compared to the same period in fiscal 2013. Net sales for HDJ decreased 12 percent due to a 19 percentage point decline from unfavorable foreign currency exchange and a 3 percentage point decline attributable to unfavorable net price realization and mix, partially offset by a 10 percentage point increase from contributions from volume growth.

Average diluted shares outstanding decreased by 16 million in the nine-month period ended February 23, 2014 compared to the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Net earnings attributable to General Mills were $1,420 million in the nine-month period ended February 23, 2014, down 5 percent from $1,489 million in the same period last year. Diluted EPS was $2.18 in the nine-month period ended February 23, 2014, down 3 percent from $2.24 last year. These results include the effects from a reduction to income taxes related to the restructuring of our GMC subsidiary in the first quarter of fiscal 2013, the mark-to-market valuation of certain commodity positions and grain inventories, the impact of Venezuela currency devaluation in fiscal 2013, acquisition integration costs, and restructuring charges reflecting employee severance expense related to our fiscal 2012 productivity and cost savings plan. Diluted EPS excluding these items affecting comparability was $2.15, down 1 percent from $2.18 for the same period of fiscal 2013 (see the “Non-GAAP Measures” section below for our use of this measure and our discussion of the items affecting comparability).

SEGMENT OPERATING RESULTS

Our businesses are organized into three operating segments: U.S. Retail; International; and Convenience Stores and Foodservice.

U.S. Retail Segment Results

Net sales for our U.S. Retail segment of $2,618 million in the third quarter of fiscal 2014 decreased 2 percentage points compared to the third quarter of fiscal 2013 due to a 1 percentage point decline in contributions from volume growth and 1 percentage point of unfavorable net price realization and mix. The 2 percentage point decrease in net sales was primarily driven by the Yoplait, Meals, Baking Products, and Snacks divisions, partially offset by increases in the Frozen Foods, Small Planet Foods and Big G divisions.

Net sales for our U.S. Retail segment of $8,168 million for the nine-month period ended February 23, 2014 were essentially unchanged from the same period in fiscal 2013 as 1 percentage point of favorable net price realization and mix was offset by a 1 percentage point decrease in contributions from volume growth. Net sales growth in the Snacks, Big G, and Small Planet Foods divisions was offset by declines in the Meals and Yoplait divisions.

U.S. Retail Net Sales Percentage Change by Division

	Quarter Ended	Nine-Month Period Ended
	Feb. 23, 2014	Feb. 23, 2014
Big G	1%	2%
Snacks	(2)	5
Baking Products	(3)	Flat
Frozen Foods	3	Flat
Yoplait	(8)	(3)
Meals	(4)	(5)
Small Planet Foods	7	8%
Total	(2)%	Flat

Segment operating profit decreased 11 percent to $517 million in the third quarter of fiscal 2014. The decrease was primarily driven by lower net sales, unfavorable mix, higher input costs and increased merchandising and marketing expense for yogurt.

Segment operating profit decreased 3 percent to $1,810 million in the nine-month period ended February 23, 2014 compared to the same period of fiscal 2013, primarily driven by a decrease in volume, higher input costs, and a 1 percent increase in advertising and media expense.

International Segment Results

Net sales for our International segment of $1,322 million increased 2 percent in the third quarter of fiscal 2014 compared to the same period of fiscal 2013. The components of net sales growth included 8 percentage points of favorable net price realization and mix, partially offset by a 1 percentage point decrease in contributions from volume growth and 5 percentage points of unfavorable foreign currency exchange.

Net sales for our International segment were up 8 percent in the nine-month period ended February 23, 2014 compared to the same period of fiscal 2013, to $4,047 million, including 9 percentage points from new businesses, primarily Yoki and Yoplait Canada. The components of net sales growth included 9 percentage points of contributions from volume growth, primarily reflecting new businesses. Favorable net price realization and mix increased net sales by 3 percentage points, and unfavorable foreign currency exchange decreased net sales by 4 percentage points.

International Net Sales Percentage Change by Geographic Region

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Quarter Ended Feb. 23, 2014	Quarter Ended Feb. 23, 2014
Europe	3%	2%
Canada	(6)	2
Asia/Pacific	14	14
Latin America	(1)	17
Total	2%	7%

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Nine-Month Period Ended Feb. 23, 2014	Nine-Month Period Ended Feb. 23, 2014
Europe	1%	(1)%
Canada	2	8
Asia/Pacific	11	10
Latin America	30	50
Total	8%	11%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

The 2 percentage point increase in net sales in the International segment fiscal 2014 third quarter was driven by growth in our Asia/Pacific and Europe regions, partially offset by declines in the Canada and Latin America regions. On a constant currency basis, International segment net sales grew 7 percent, with 17 percent growth in the Latin America region, 14 percent growth in the Asia/Pacific region, 2 percent growth in the Europe region, and 2 percent growth in the Canada region.

The 8 percentage point increase in net sales in the International segment for the nine-month period ended February 23, 2014 was driven by net sales growth in all regions. On a constant currency basis, International segment net sales grew 11 percent, with 50 percent growth in the Latin America region, 10 percent growth in the Asia/Pacific region, and 8 percent growth in the Canada region, partially offset by a 1 percent decline in the Europe region.

Segment operating profit increased 15 percent to $111 million in the third quarter of fiscal 2014 compared to the same period of fiscal 2013. The increase was driven by favorable net price realization and mix and the Venezuela currency devaluation in fiscal 2013, partially offset by unfavorable foreign currency exchange. We did not record a foreign currency exchange impact related to Venezuela in the third quarter of fiscal 2014. International segment operating profit excluding the impact of Venezuela currency devaluation increased 1 percent compared to the third quarter of fiscal 2013 (see the “Non-GAAP Measure” section below for our use of this measure).

Segment operating profit grew 8 percent to $389 million in the nine-month period ended February 23, 2014, primarily driven by volume growth, the acquisition of Yoki, and a 1 percent decrease in advertising and media expense. In fiscal 2013, we recorded a $17 million non-recurring expense related to the assumption of the Canadian Yoplait franchise license and a charge for the Venezuela currency devaluation. We did not record a foreign currency exchange impact related to Venezuela in the nine-month period ended February 24, 2014. These were partially offset by unfavorable foreign currency exchange and a fraud-related asset loss of $12 million in the second quarter of fiscal 2014. International segment operating profit excluding the impact of Venezuela currency devaluation increased 4 percent compared to the nine-month period ended February 24, 2013 (see the “Non-GAAP Measures” section below for our use of this measure).

Venezuela is a highly inflationary economy and as such, we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In January 2014, the government in Venezuela announced certain changes to the regulations governing the currency exchange market. The current official exchange rate of 6.3 bolivars per U.S. dollar remains applicable to import activities related to certain necessities, including food products. In addition, a government-controlled auction process was initiated whereby companies meeting certain qualifications may periodically bid to acquire U.S. dollars that may be used for, among other things, the payment of royalties and foreign investments, which may include dividends. The posted exchange rate related to this market as of February 23, 2014 was 11.4 bolivars per U.S. dollar. On February 19, 2014, the Venezuelan government established another broader foreign exchange market mechanism and has indicated that this will be the market through which U.S. dollars will be obtained for the remittance of dividends. It is expected that this market will be implemented in the fourth quarter of fiscal 2014 and will be the market through which we may be able to attain U.S. dollars for the distribution of dividends. This market is expected to have significantly higher foreign exchange rates than those available through the current foreign exchange mechanisms. If the exchange rates in this market were to range between 20.0 and 90.0 bolivars per U.S. dollar, we would expect to record a pre-tax foreign exchange loss of approximately $50 million to $65 million in the fourth quarter of fiscal 2014. Because there is still considerable uncertainty with respect to the types and amounts of transactions that may actually be realized under the various foreign exchange markets, we continued to remeasure our Venezuela assets and liabilities at the rate of 6.3 bolivars per U.S. dollar as of February 23, 2014. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. At February 23, 2014, we had $23.1 million of non-U.S. dollar cash balances in Venezuela.

Convenience Stores and Foodservice Segment Results

In the first quarter of fiscal 2014, we changed the name of our Bakeries and Foodservice segment to Convenience Stores and Foodservice. The businesses included in this segment were unchanged. Net sales for the segment of $437 million decreased 7 percentage points in the third quarter of fiscal 2014 compared to the same period of fiscal 2013. The decrease was driven by a 3 percentage point decline in contributions from volume growth and 4 percentage points of unfavorable net price realization and mix, partially due to index priced items. Volume was impacted by inclement weather, as fiscal 2014 had a sharp increase in weather-related events such as school and business closings.

Net sales for our Convenience Stores and Foodservice segment decreased 3 percent to $1,411 million in the nine-month period ended February 23, 2014 compared to the same period of fiscal 2013, due to a 2 percentage point decrease in contributions from volume growth and 1 percentage point of unfavorable net price realization and mix, partially due to index priced items.

Segment operating profit for the third quarter of fiscal 2014 decreased 17 percent to $62 million compared to the third quarter of fiscal 2013 primarily driven by a decrease in volume, unfavorable net price realization, and an increase in SG&A expenses, partially offset by favorable product mix.

Segment operating profit for the nine-month period ended February 23, 2014, decreased 7 percent to $222 million compared to the nine-month period ended February 24, 2013 primarily driven by higher input costs and a decrease in volume and unfavorable net price realization, partially offset by favorable product mix.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $19 million in the third quarter of fiscal 2014 compared to $101 million in the same period in fiscal 2013. In the third quarter of fiscal 2014, we recorded a $23 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $25 million net increase in expense in the third quarter of fiscal 2013.

Unallocated corporate expense totaled $142 million in the nine-month period ended February 23, 2014, compared to $207 million in the same period last year. In the nine-month period ended February 23, 2014, we recorded a $43 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $9 million net decrease in expense in the same period a year ago.

LIQUIDITY

During the nine-month period ended February 23, 2014, our operations generated $1.7 billion of cash compared to $2.1 billion in the same period last year. The $422 million decrease is primarily due to a $451 million change in current assets and liabilities. The change in current assets and liabilities is primarily driven by a $314 million change in other current liabilities largely due to changes in trade promotion and income tax accruals, and an $82 million change in accounts payable primarily driven by the timing of payments.

Cash used by investing activities during the nine-month period ended February 23, 2014, was $430 million, $851 million less than the same period in fiscal 2013. We invested $416 million in land, buildings, and equipment during the first nine-months of fiscal 2014, $4 million more than the previous year. We made $46 million of investments in affiliates, primarily CPW, in the nine-month period ended February 23, 2014. We spent $901 million on acquisitions in the first nine months of fiscal 2013.

Cash used by financing activities during the nine-month period ended February 23, 2014, was $1.2 billion compared to $599 million in the same period last year. We had $441 million more net debt issuances in the first nine-months of fiscal 2014 than the same period a year ago. We also repurchased $1.4 billion of common stock and paid $729 million of dividends in the first nine months of fiscal 2014 compared to $745 million and $652 million, respectively, in the same period last year.

As of February 23, 2014, we had $820 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and potential acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate cash held in foreign jurisdictions, we will only do so in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Feb. 23, 2014	May 26, 2013
Notes payable	$545.3	$599.7
Current portion of long-term debt	1,203.8	1,443.3
Long-term debt	7,179.6	5,926.1
Total debt	8,928.7	7,969.1
Redeemable interest	987.3	967.5
Noncontrolling interests	470.4	456.3
Stockholders’ equity	6,307.7	6,672.2
Total capital	$16,694.1	$16,065.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We have $2.7 billion of fee-paid committed credit lines, consisting of a $1.0 billion facility scheduled to expire in April 2015 and a $1.7 billion facility scheduled to expire in April 2017. We also have $389 million in uncommitted and asset-backed credit lines that support our foreign operations. As of February 23, 2014, there were no amounts outstanding on the fee-paid committed credit lines and $116 million was drawn on the uncommitted and asset-backed lines.

In January 2014, we issued $500 million aggregate principal amount of 3.65 percent fixed-rate notes due February 15, 2024 and $250 million aggregate principal amount of floating-rate notes due January 28, 2016. Interest on the fixed-rate notes is payable semi-annually in arrears. The fixed-rate notes may be redeemed in whole, or in part, at our option at any time prior to November 15, 2023 for a specified make whole amount and any time on or after that date at par. The floating-rate notes bear interest equal to three-month LIBOR plus 20 basis points, subject to quarterly reset. Interest on the floating-rate notes is payable quarterly in arrears. The floating-rate notes are not redeemable prior to maturity. The fixed-rate and floating-rate notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds for the notes were used for general corporate purposes and to reduce our commercial paper borrowings.

In November 2013, we issued €500 million aggregate principal amount of 2.1 percent fixed-rate notes due November 16, 2020. Interest on the notes is payable annually in arrears. The notes may be redeemed in whole, or in part, at our option at any time prior to August 16, 2020 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used for general corporate purposes and to reduce our commercial paper borrowings.

In January 2013, we issued $250 million aggregate principal amount of floating-rate notes due January 29, 2016. In October 2013, we issued an additional $250 million aggregate principal amount of these notes. The notes bear interest equal to three-month LIBOR plus 30 basis points, subject to quarterly reset. Interest on the notes is payable quarterly in arrears. The notes are not redeemable prior to maturity. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to reduce our commercial paper borrowings.

In January 2013, we issued $750 million aggregate principal amount of fixed-rate notes. The issuance consisted of $250 million 0.875 percent notes due January 29, 2016 and $500 million 4.15 percent notes due February 15, 2043. Interest on the notes is payable semi-annually in arrears. The notes due January 29, 2016 may be redeemed in whole, or in part, at our option at any time for a specified make whole amount. The notes due February 15, 2043 may be redeemed in whole, or in part, at our option at any time prior to August 15, 2042 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to reduce our commercial paper borrowings.

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

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. and Liberté Marques S.a.r.l. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of February 23, 2014, we recorded Sodiaal’s 50 percent interests in Yoplait Marques S.A.S. and Liberté Marques S.a.r.l. as noncontrolling interests, and the fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. These euro-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum of 9 years. As of February 23, 2014, the redemption value of the redeemable interest was $1.0 billion which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of February 23, 2014, we were in compliance with all of these covenants.

We have $1,204 million of long-term debt maturing in the next 12 months that is classified as current, primarily $400 million of floating rate notes and $300 million of 1.55 percent notes due in May of 2014. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the third quarter of fiscal 2014.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2013. The accounting policies used in preparing our interim fiscal 2014 Consolidated Financial Statements are the same as those described in our Form 10-K.

We tested our goodwill and brand intangible assets for impairment on our annual assessment date in the third quarter of fiscal 2014. As of our annual impairment assessment date, there was no impairment of any of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Uncle Toby’s brand, which had a fair value 8 percent greater than its carrying value of $63 million.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, intangible assets, redeemable interest, stock compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits. The assumptions and methodologies used in the determination of those estimates as of February 23, 2014, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

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

International Segment Operating Profit Excluding the Impact of Venezuela Currency Devaluation

Management and the Board of Directors believe that this measure provides useful information to investors because it provides transparency to the underlying performance of the International segment by excluding the volatility related to the remeasurement of our Venezuelan subsidiary balance sheet. A reconciliation of this measure to International segment operating profit follows:

	Quarter Ended		Nine-Month Period Ended
	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
International segment operating profit	$110.5	$96.1	$389.3	$361.1
Impact of Venezuela currency devaluation (a)	—	13.8	—	13.8
International segment operating profit excluding Venezuela currency devaluation	$110.5	$109.9	$389.3	$374.9

(a)	We did not record any impact from Venezuela currency devaluation in the nine-month period ended February 23, 2014.

Total Segment Operating Profit Excluding the Impact of Venezuela Currency Devaluation

Management and the Board of Directors believe that this measure provides useful information to investors because it provides transparency to underlying segment performance by excluding the volatility related to the remeasurement of our Venezuelan subsidiary balance sheet. A reconciliation of this measure to operating profit, the relevant GAAP measure, follows:

	Quarter Ended		Nine-Month Period Ended
	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Operating profit:
U.S. Retail	$516.6	$577.3	$1,810.1	$1,875.6
International, excluding Venezuela currency devaluation	110.5	109.9	389.3	374.9
Convenience Stores and Foodservice	62.4	75.4	221.4	239.3
Total segment operating profit excluding Venezuela currency devaluation	689.5	762.6	2,420.8	2,489.8
Unallocated corporate items	18.9	100.6	141.8	206.8
Restructuring, impairment, and other exit costs	—	6.1	3.5	18.0
Venezuela currency devaluation (a)	—	13.8	—	13.8
Operating profit	$670.6	$642.1	$2,275.5	$2,251.2

(a)	We did not record any impact from Venezuela currency devaluation in the nine-month period ended February 23, 2014.

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

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Quarter Ended		Nine-Month Period Ended
Per Share Data	Feb. 23, 2014	Feb. 24, 2013	Feb. 23, 2014	Feb. 24, 2013
Diluted earnings per share, as reported	$0.64	$0.60	$2.18	$2.24
Mark-to-market effects (a)	(0.02)	0.02	(0.04)	(0.01)
Restructuring costs (b)	—	0.01	0.01	0.02
Tax item (c)	—	—	—	(0.10)
Acquisition integration costs	—	0.01	—	0.01
Venezuela currency devaluation (d)	—	0.02	—	0.02
Diluted earnings per share, excluding certain items affecting comparability	$0.62	$0.66	$2.15	$2.18

(a)	Net gain from mark-to-market valuation of certain commodity positions and grain inventories. See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	Productivity and cost savings plan restructuring charges.

(c)	Reduction to income taxes related to the restructuring of our GMC subsidiary.

(d)	We did not record any impact from Venezuela currency devaluation in the nine-month period ended February 23, 2014.

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

	Quarter Ended Feb. 23, 2014
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	3%	1	pt	2%
Canada	(6)	(8)		2
Asia/Pacific	14	—		14
Latin America	(1)	(18)		17
Total International	2%	(5	) pts	7%

	Nine-Month Period Ended Feb. 23, 2014
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	1%	2	pts	(1)%
Canada	2	(6)		8
Asia/Pacific	11	1		10
Latin America	30	(20)		50
Total International	8%	(3	) pts	11%

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

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of February 23, 2014, was $34 million and $3 million, respectively. During the nine-month period ended February 23, 2014, the interest rate value-at-risk increased by $12 million while the commodity value-at-risk decreased by $2 million compared to this measure as of May 26, 2013. The value-at-risk for interest rate instruments increased due to higher interest rate market volatility and the issuance of long-term debt, while value-at-risk for commodity positions decreased due to lower volatility and reduced notional amounts of commodity transactions. For additional information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 23, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our quarter ended February 23, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended February 23, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
November 25, 2013
December 29, 2013	4,165,896	$50.20	4,165,896	26,931,618
December 30, 2013
January 26, 2014	2,310,171	48.86	2,310,171	24,621,447
January 27, 2014
February 23, 2014	4,505,972	48.23	4,505,972	20,115,475
Total	10,982,039	$49.11	10,982,039	20,115,475

(a)	The total number of shares purchased includes: (i) shares purchased on the open market; and (ii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On June 28, 2010, our Board of Directors approved and we announced an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 23, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date March 19, 2014	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date March 19, 2014	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 23, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.