Form 10-K
period 2014-05-25
GENERAL MILLS INC
filed 2014-07-03
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED May 25, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $50.12 per share as reported on the New York Stock Exchange on November 22, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter): $31,396.8 million.

Number of shares of Common Stock outstanding as of June 13, 2014: 612,508,457 (excluding 142,104,871 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

COMPANY OVERVIEW

We are a leading global manufacturer and marketer of branded consumer foods sold through retail stores. We also are a leading supplier of branded and unbranded food products to the foodservice and commercial baking industries. We manufacture our products in 16 countries and market them in more than 100 countries. In addition to our consolidated operations, we have 50 percent interests in two strategic joint ventures that manufacture and market food products sold in more than 130 countries worldwide.

We offer a variety of food products that provide great taste, nutrition, convenience and value for consumers around the world, with a focus on five large and growing global categories:

•	ready-to-eat cereal;

•	convenient meals, including meal kits, ethnic meals, pizza, soup, frozen breakfast, and frozen entrees;

•	snacks, including grain, fruit and savory snacks, nutrition bars, and frozen hot snacks;

•	yogurt; and

•	super-premium ice cream.

Other significant product categories include:

•	baking mixes and ingredients;

•	refrigerated and frozen dough; and

•	frozen and shelf-stable vegetables.

Our Cereal Partners Worldwide (CPW) joint venture with Nestlé S.A. (Nestlé) competes in the ready-to-eat cereal category in markets outside North America and our Häagen-Dazs Japan, Inc. (HDJ) joint venture competes in the super-premium ice cream category in Japan. For net sales contributed by each class of similar products, see Note 16 to the Consolidated Financial Statements in Item 8 of this report.

We manage and review the financial results of our business under three operating segments: U.S. Retail; International; and Convenience Stores and Foodservice. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Item 7 of this report for a description of our segments. For financial information by segment and geographic area, see Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Customers. Our primary customers are grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, commercial and noncommercial foodservice distributors and operators, restaurants, and convenience stores. We generally sell to these customers through our direct sales force. We use broker and distribution arrangements for certain products or to serve certain types of customers. For further information on our customer credit and product return practices, please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this report.

During fiscal 2014, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 21 percent of our consolidated net sales and 30 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 7 percent of our net sales in the International segment and 7 percent of our net sales in the Convenience Stores and Foodservice segment. As of May 25, 2014, Wal-Mart accounted for 31 percent of our U.S. Retail receivables, 5 percent of our International receivables, and 9 percent of our Convenience Stores and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 53 percent of its fiscal 2014 net sales, the five largest customers in our International segment accounted for 25 percent of its fiscal 2014 net sales, and the five largest customers in our Convenience Stores and Foodservice segment accounted for 42 percent of its fiscal 2014 net sales.

Competition. The consumer foods industry is highly competitive, with numerous manufacturers of varying sizes in the United States and throughout the world. The food categories in which we participate are also very competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our principal strategies for competing in each of our segments include unique consumer insights, effective customer relationships, superior product quality, innovative advertising, product promotion, product innovation aligned with consumers’ needs, an efficient supply chain, and price. In most product categories, we compete not only with other widely advertised, branded products, but also with generic and private label products that are generally sold at lower prices. Internationally, we compete with both multi-national and local manufacturers, and each country includes a unique group of competitors.

Raw materials, ingredients, and packaging. The principal raw materials that we use are grains (wheat, oats, and corn), sugar, dairy products, vegetables, fruits, meats, vegetable oils, and other agricultural products. We also use substantial quantities of carton board, corrugated, plastic and metal packaging materials, operating supplies, and energy. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. In our international operations, inputs that are not locally available in adequate supply may be imported from other countries. The cost of these inputs may fluctuate widely due to external conditions such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, and changes in governmental agricultural and energy policies and regulations. We have some long-term fixed price contracts, but the majority of our inputs are purchased on the open market. We believe that we will be able to obtain an adequate supply of needed inputs. Occasionally and where possible, we make advance purchases of items significant to our business in order to ensure continuity of operations. Our objective is to procure materials meeting both our quality standards and our production needs at price levels that allow a targeted profit margin. Since these inputs generally represent the largest variable cost in manufacturing our products, to the extent possible, we often manage the risk associated with adverse price movements for some inputs using a variety of risk management strategies. We also have a grain merchandising operation that provides us efficient access to, and more informed knowledge of, various commodity markets, principally wheat and oats. This operation holds physical inventories that are carried at fair market value and uses derivatives to manage its net inventory position and minimize its market exposures.

RESEARCH AND DEVELOPMENT

Our principal research and development facilities are located in Minneapolis, Minnesota. Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business and technology areas. Research and development expenditures were $244 million in fiscal 2014, $238 million in fiscal 2013, and $245 million in fiscal 2012.

TRADEMARKS AND PATENTS

Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations (set forth in italics in this report) include Betty Crocker, Bisquick, Bugles, Cascadian Farm, Cheerios, Chex, Cinnamon Toast Crunch, Cocoa Puffs, Cookie Crisp, Fiber One, Food Should Taste Good, Fruit by the Foot, Fruit Gushers, Fruit Roll-Ups, Gardetto’s, Go-Gurt, Gold Medal, Golden Grahams, Green Giant, Häagen-Dazs, Helpers, Jeno’s, Jus-Rol, Kitano, Kix, La Salteña, Larabar, Latina, Liberté, Lucky Charms, Muir Glen, Nature Valley, Oatmeal Crisp, Old El Paso, Pillsbury, Progresso, Raisin Nut Bran, Total, Totinos, Trix, Wanchai Ferry, Wheaties, Yoki, and Yoplait. We protect these marks as appropriate through registrations in the United States and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use.

Some of our products are marketed under or in combination with trademarks that have been licensed from others, including Reese’s Puffs for cereal, Hershey’s for a variety of products, Weight Watchers as an endorsement for yogurt, soup, and vegetable products, and Cinnabon for refrigerated dough, frozen pastries, and baking products. Our fruit snacks business uses a variety of licensed trademarks, including Mott’s, Ocean Spray, Minions, Sunkist, Scooby Doo, Batman, Tom and Jerry, Hello Kitty, Thomas the Tank Engine, My Little Pony, and various Warner Bros. and Nickelodeon characters. Our yogurt business uses a variety of licensed trademarks, including various Disney, Warner Bros., and Nickelodeon characters.

Our cereal trademarks are licensed to CPW and may be used by CPW in association with the Nestlé trademark. Nestlé licenses certain of its trademarks to CPW, including the Nestlé and Uncle Tobys trademarks. The Häagen-Dazs trademark is licensed royalty-free exclusively to Nestlé for ice cream and other frozen dessert products in the United States and Canada. The Häagen-Dazs trademark is also licensed to HDJ. The J. M. Smucker Company holds an exclusive royalty-free license to use the Pillsbury brand and the Pillsbury Doughboy character in the dessert mix and baking mix categories in the United States and under limited circumstances in Canada and Mexico. The Green Giant trademark is licensed to a third party for use in connection with its sale of fresh produce in the United States and Europe.

The Yoplait trademark and other related trademarks are owned by Yoplait Marques SAS, an entity in which we own a 50 percent interest. These marks are licensed exclusively to Yoplait SAS, an entity in which we own a 51 percent interest. Yoplait SAS licenses these trademarks to its franchisees. The Liberté trademark and other related trademarks are owned by Liberté Marques, S.a.r.l., an entity in which we own a 50 percent interest.

We continue our focus on developing and marketing innovative, proprietary products. We consider the collective rights under our various patents, which expire from time to time, a valuable asset, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.

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

BACKLOG

Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of May 25, 2014, was not material.

WORKING CAPITAL

A description of our working capital is included in the Liquidity section of MD&A in Item 7 of this report. Our product return practices are described in Note 2 to the Consolidated Financial Statements in Item 8 of this report.

EMPLOYEES

As of May 25, 2014, we had approximately 43,000 full- and part-time employees.

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

ENVIRONMENTAL MATTERS

As of May 25, 2014, we were involved with three active cleanup sites associated with the alleged or threatened release of hazardous substances or wastes located in: Sauget, Illinois; Minneapolis, Minnesota; and Moonachie, New Jersey. These matters involve several different actions, including administrative proceedings commenced by regulatory agencies and demand letters by regulatory agencies and private parties.

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

EXECUTIVE OFFICERS

The section below provides information regarding our executive officers as of July 3, 2014:

Y. Marc Belton, age 55, is Executive Vice President, Global Strategy, Growth and Marketing Innovation. Mr. Belton joined General Mills in 1983 and has held various positions, including President of Snacks from 1994 to 1997, New Ventures from 1997 to 1999, and Big G cereals from 1999 to 2002. He had oversight responsibility for the Yoplait division, General Mills Canada, and New Business Development from 2002 to 2005, and has had oversight responsibility for Growth and Marketing Innovation since 2005 and Global Strategy since September 2010. Mr. Belton was elected a Vice President of General Mills in 1991, a Senior Vice President in 1994, and an Executive Vice President in 2006. He is a director of U.S. Bancorp.

John R. Church, age 48, is Executive Vice President, Supply Chain. Mr. Church joined General Mills in 1988 as a Product Developer in the Big G cereals division and held various positions before becoming Vice President, Engineering in 2003. In 2005, his role was expanded to include development of the company’s strategy for the global sourcing of raw materials and manufacturing capabilities. He was named Vice President, Supply Chain Operations in 2007, Senior Vice President, Supply Chain in 2008, and to his present position in July 2013.

Michael L. Davis, age 58, is Executive Vice President, Human Resources. Mr. Davis joined General Mills in 1996 as Vice President, Compensation and Benefits, after spending 15 years in consulting with Towers Perrin. In 2002, his role was expanded to include staffing activities, and in 2005, he became Vice President, Human Resources for the U.S. Retail and Corporate groups. He was named Senior Vice President Global Human Resources in 2008, and he was appointed to his present position in October 2013. Mr. Davis is retiring in September 2014.

Peter C. Erickson, age 53, is Executive Vice President, Innovation, Technology and Quality. Mr. Erickson joined General Mills in 1994 as part of the Colombo yogurt acquisition. He has held various positions in Research & Development and became Vice President, Innovation, Technology and Quality in 2003 and Senior Vice President, Innovation, Technology and Quality in 2006. He was named to his present position in July 2013.

Jeffrey L. Harmening, age 47, is Executive Vice President, Chief Operating Officer, U. S. Retail. Mr. Harmening joined General Mills in 1994 and served in various marketing roles in the Betty Crocker, Yoplait, and Big G cereal divisions. He was promoted to Marketing Director in 2000 and held leadership roles in Big G New Enterprises and Foodservice New Business. He was named Vice President, Marketing for CPW in 2003 and a Vice President of the Big G cereal division in 2004. In 2011, he was promoted to Senior Vice President for the Big G cereal division. Mr. Harmening was appointed Senior Vice President, Chief Executive Officer of CPW in 2012, and he was named to his present position in May 2014.

Donal L. Mulligan, age 53, is Executive Vice President, Chief Financial Officer. Mr. Mulligan joined General Mills in 2001 from The Pillsbury Company. He served as Vice President, Financial Operations for our International division until 2004, when he was named Vice President, Financial Operations for Operations and Technology. Mr. Mulligan was appointed Treasurer of General Mills in 2006, Senior Vice President, Financial Operations in July 2007, and was elected to his present position in August 2007. From 1987 to 1998, he held several international positions at PepsiCo, Inc. and YUM! Brands, Inc. Mr. Mulligan is a director of Tennant Company.

Kimberly A. Nelson, age 51, is Senior Vice President, External Relations, and President of the General Mills Foundation. Ms. Nelson joined General Mills in 1988 and has held marketing leadership roles in the Big G cereal, Snacks, and Meals divisions. She was elected Vice President, President, Snacks in 2004, Senior Vice President, President, Snacks in 2008, and Senior Vice President, External Relations in September 2010. She was named President of the General Mills Foundation in May 2011.

Shawn P. O’Grady, age 50, is Senior Vice President, President, Sales & Channel Development. Mr. O’Grady joined General Mills in 1990 and held several marketing roles in the Snacks, Meals and Big G cereal divisions. He was promoted to Vice President in 1998 and held marketing positions in the Betty Crocker and Pillsbury USA divisions. In 2004, he moved into Consumer Foods Sales, becoming Vice President, President, U.S. Retail Sales in 2007, and Senior Vice President, President, Consumer Foods Sales Division in May 2010. He was promoted to his current position in June 2012.

Christopher D. O’Leary, age 54, is Executive Vice President and Chief Operating Officer, International. Mr. O’Leary joined General Mills in 1997 as Vice President, Corporate Growth. He was elected a Senior Vice President in 1999 and President of the Meals division in 2001. Mr. O’Leary was named to his present position in 2006. Prior to joining General Mills, he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. Mr. O’Leary is a director of Telephone and Data Systems, Inc.

Roderick A. Palmore, age 62, is Executive Vice President, General Counsel, Chief Compliance and Risk Management Officer, and Secretary. Mr. Palmore joined General Mills in this position in 2008 from the Sara Lee Corporation, a consumer foods and products company. He spent 12 years at Sara Lee, last serving as Executive Vice President and General Counsel since 2004. Mr. Palmore is a director of CBOE Holdings, Inc. and The Goodyear Tire & Rubber Company. Mr. Palmore is retiring in February 2015.

Kendall J. Powell, age 60, is Chairman of the Board and Chief Executive Officer of General Mills. Mr. Powell joined General Mills in 1979 and served in a variety of positions before becoming a Vice President in 1990. He became President of the Yoplait division in 1996, President of the Big G cereal division in 1997, and Senior Vice President of General Mills in 1998. From 1999 to 2004, he served as Chief Executive Officer of CPW. He returned from CPW in 2004 and was elected Executive Vice President. Mr. Powell was elected President and Chief Operating Officer of General Mills with overall global operating responsibility for the company in 2006, Chief Executive Officer in 2007, and Chairman of the Board in 2008. He is a director of Medtronic, Inc.

Jerald A. Young, age 57, is Vice President, Controller. Mr. Young joined General Mills in 1992 and held several finance roles within the Pillsbury division before he was appointed Vice President of Finance for the Convenience Stores and Foodservice Division in 2000. Mr. Young was subsequently appointed Vice President Internal Audit in 2005 and Vice President, Supply Chain in 2008. He was named to his present position in August 2011.

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

There has been significant consolidation in the grocery industry, resulting in customers with increased purchasing power. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability and volume growth could be negatively impacted. In addition, the loss of any large customer for an extended length of time could adversely affect our sales and profits. For more information on significant customers, please see Company Overview in Item 1 of this report.

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

We utilize derivatives to manage price risk for some of our principal ingredient and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), dairy products, natural gas, and diesel fuel. Changes in the values of these derivatives are recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate items in our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are reclassified to segment operating profit. We also record our grain inventories at fair value. We may experience volatile earnings as a result of these accounting treatments.

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

Our success depends in part on our ability to anticipate the tastes and eating habits of consumers and to offer products that appeal to their preferences. Consumer preferences and category-level consumption may change from time to time and can be affected by a number of different trends and other factors. If we fail to anticipate, identify or react to these changes and trends, or to introduce new and improved products on a timely basis, we may experience reduced demand for our products, which would in turn cause our revenues and profitability to suffer. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of ingredients such as sodium, trans fats, genetically modified organisms, sugar, processed wheat, or other product ingredients or attributes.

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

The willingness of consumers to purchase our products depends in part on local economic conditions. In periods of economic uncertainty, consumers may purchase more generic, private label, and other economy brands and may forego certain purchases altogether. In those circumstances, we could experience a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings. In addition, as a result of economic conditions or competitive actions, we may be unable to raise our prices sufficiently to protect margins. Consumers may also reduce the amount of food that they consume away from home at customers that purchase products from our Convenience Stores and Foodservice segment. Any of these events could have an adverse effect on our results of operations.

Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands.

Maintaining and continually enhancing the value of our many iconic brands is critical to the success of our business. The value of our brands is based in large part on the degree to which consumers react and respond positively to these brands. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety, or our products becoming unavailable to consumers. The growing use of social and digital media by consumers, us, and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social or digital media could seriously damage our brands and reputation. If we do not maintain the favorable perception of our brands, our business results could be negatively impacted.

Our international operations are subject to political and economic risks.

In fiscal 2014, 30 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

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

Our facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the production, packaging, storage, distribution, quality, and safety of food products, the health and safety of our employees, and the protection of the environment. Our failure to comply with such laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. We advertise our products and could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. We may also be subject to new laws or regulations restricting our right to advertise our products, including proposals to limit advertising to children. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected.

We have a substantial amount of indebtedness, which could limit financing and other options and in some cases adversely affect our ability to pay dividends.

As of May 25, 2014, we had total debt, redeemable interests, and noncontrolling interests of $10.2 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:

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

Volatility in the securities markets, interest rates, and other factors could substantially increase our defined benefit pension, other postretirement benefit, and postemployment benefit costs.

We sponsor a number of defined benefit plans for employees in the United States, Canada, and various foreign locations, including defined benefit pension, retiree health and welfare, severance, and other postemployment plans. Our major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. A significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations.

Our business operations could be disrupted if our information technology systems fail to perform adequately or are breached.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches, telecommunications failures, computer viruses, hackers, and other security issues. Any such damage or interruption could have a material adverse effect on our business.

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

Goodwill for each of our reporting units is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of the net assets of a reporting unit, including goodwill, to the fair value of the unit. If the fair value of the net assets of the reporting unit is less than the net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. While we currently believe that our goodwill is not impaired, different assumptions regarding the future performance of our businesses could result in significant impairment losses.

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

Our indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs including projected revenues from our long-range plan, assumed royalty rates which could be payable if we did not own the brands, and a discount rate.

As of May 25, 2014, we had $13.1 billion of goodwill and indefinite-lived intangible assets. Our Europe and Yoplait U.S. reporting units and Uncle Toby’s and Mountain High brands have experienced declining business performance and we will continue to monitor those businesses. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in significant impairment losses and amortization expense. For further information on goodwill and intangible assets, please refer to Note 6 to the Consolidated Financial Statements in Item 8 of this report.

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

We own our principal executive offices and main research facilities, which are located in the Minneapolis, Minnesota metropolitan area. We operate numerous manufacturing facilities and maintain many sales and administrative offices, warehouses, and distribution centers around the world.

As of May 25, 2014, we operated 65 facilities for the production of a wide variety of food products. Of these facilities, 30 are located in the United States (2 of which are leased), 9 in the Asia/Pacific region (4 of which are leased), 5 in Canada (3 of which are leased), 8 in Europe (2 of which are leased), 12 in Latin America and Mexico (1 of which is leased), and 1 in South Africa. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

U.S. Retail

• Carson, California	• Cedar Rapids, Iowa	• Vineland, New Jersey
• Lodi, California	• Methuen, Massachusetts	• Albuquerque, New Mexico
• Covington, Georgia	• Irapuato, Mexico	• Buffalo, New York
• Belvidere, Illinois	• Reed City, Michigan	• Wellston, Ohio
• West Chicago, Illinois	• Fridley, Minnesota	• Murfreesboro, Tennessee
• New Albany, Indiana	• Hannibal, Missouri

International

• Mt. Waverly, Australia	• St. Hyacinthe, Canada	• Labatut, France
• Rooty Hill, Australia	• Guangzhou, China	• Le Mans, France
• Bernardo do Campo, Brazil	• Sanhe, China	• Moneteau, France
• Cambara, Brazil	• Shanghai, China	• Vienne, France
• Pouso Alegre, Brazil	• Arras, France	• San Adrian, Spain

Convenience Stores and Foodservice

• Chanhassen, Minnesota	• Joplin, Missouri	• Martel, Ohio

We operate numerous grain elevators in the United States in support of our domestic manufacturing activities. We also utilize approximately 11 million square feet of warehouse and distribution space, nearly all of which is leased, that primarily supports our U.S. Retail segment. We own and lease a number of dedicated sales and administrative offices around the world, totaling approximately 3 million square feet. We have additional warehouse, distribution, and office space in our plant locations.

As part of our Häagen-Dazs business in our International segment, we operate 407 (all leased) and franchise 344 branded ice cream parlors in various countries around the world, all outside of the United States and Canada.

ITEM 3	Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 25, 2014, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4	Mine Safety Disclosures

None.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “GIS.” On June 13, 2014, there were approximately 33,000 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note 18 to the Consolidated Financial Statements in Item 8 of this report.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 25, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
February 24, 2014-
March 30, 2014	3,196,747	$50.35	3,196,747	16,918,728
March 31, 2014-
April 27, 2014	3,319,820	52.19	3,319,820	13,598,908
April 28, 2014
May 25, 2014	150,235	52.30	150,235	100,000,000
Total	6,666,802	$51.31	6,666,802	100,000,000

(a)	The total number of shares purchased includes shares of common stock withheld for the payment of withholding taxes upon the distribution of deferred option units.
(b)	On June 28, 2010, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. On May 6, 2014, our Board of Directors approved a new authorization for the repurchase of up to 100,000,000 shares of our common stock and terminated the June 2010 authorization. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

ITEM 6	Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 25, 2014:

	Fiscal Year
In Millions, Except Per Share Data, Percentages and Ratios	2014	2013	2012	2011	2010
Operating data:
Net sales	$17,909.6	$17,774.1	$16,657.9	$14,880.2	$14,635.6
Gross margin (a)	6,369.8	6,423.9	6,044.7	5,953.5	5,800.2
Selling, general, and administrative expenses	3,474.3	3,552.3	3,380.7	3,192.0	3,162.7
Total segment operating profit excluding Venezuela currency devaluation (b)	3,153.9	3,222.9	3,011.6	2,945.6	2,854.5
Net earnings attributable to General Mills	1,824.4	1,855.2	1,567.3	1,798.3	1,530.5
Advertising and media expense	869.5	895.0	913.7	843.7	908.5
Research and development expense	243.6	237.9	245.4	235.0	218.3
Average shares outstanding:
Diluted	645.7	665.6	666.7	664.8	683.3
Earnings per share:
Diluted	$2.83	$2.79	$2.35	$2.70	$2.24
Diluted, excluding certain items affecting comparability (b)	$2.82	$2.72	$2.56	$2.48	$2.31
Operating ratios:
Gross margin as a percentage of net sales	35.6%	36.1%	36.3%	40.0%	39.6%
Selling, general, and administrative expenses as a percentage of net sales	19.4%	20.0%	20.3%	21.5%	21.6%
Total segment operating profit excluding Venezuela currency devaluation as a percentage of net sales (b)	17.6%	18.1%	18.1%	19.8%	19.5%
Effective income tax rate	33.3%	29.2%	32.1%	29.7%	35.0%
Return on average total capital (a) (b)	11.6%	12.0%	12.7%	13.7%	13.9%
Balance sheet data:
Land, buildings, and equipment	$3,941.9	$3,878.1	$3,652.7	$3,345.9	$3,127.7
Total assets	23,145.7	22,658.0	21,096.8	18,674.5	17,678.9
Long-term debt, excluding current portion	6,423.5	5,926.1	6,161.9	5,542.5	5,268.5
Total debt (a)	8,785.8	7,969.1	7,429.6	6,885.1	6,425.9
Cash flow data:
Net cash provided by operating activities	$2,541.0	$2,926.0	$2,407.2	$1,531.1	$2,185.1
Capital expenditures	663.5	613.9	675.9	648.8	649.9
Fixed charge coverage ratio (a)	8.04	7.62	6.26	7.03	6.42
Operating cash flow to debt ratio (a)	28.9%	36.7%	32.4%	22.2%	34.0%
Share data:
Low stock price	$46.86	$37.55	$34.95	$33.57	$25.59
High stock price	54.40	50.93	41.05	39.95	36.96
Closing stock price	53.81	48.98	39.08	39.29	35.62
Cash dividends per common share	1.55	1.32	1.22	1.12	0.96

(a)	See Glossary in Item 8 of this report for definition.
(b)	See Non-GAAP Measures in Item 7 of this report for our discussion of this measure not defined by generally accepted accounting principles.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

We are a global consumer foods company. We develop distinctive value-added food products and market them under unique brand names. We work continuously to improve our established products and to create new products that meet consumers’ evolving needs and preferences. In addition, we build the equity of our brands over time with strong consumer-directed marketing, innovative new products, and effective merchandising. We believe our brand-building strategy is the key to winning and sustaining leading share positions in markets around the globe.

Our fundamental financial goal is to generate superior returns for our stockholders over the long term. We believe that increases in net sales, segment operating profit, earnings per share (EPS), and return on average total capital are the key drivers of financial performance for our business.

Our specific growth objectives are to consistently deliver:

•	low single-digit annual growth in net sales;

•	mid single-digit annual growth in total segment operating profit excluding Venezuela currency devaluation;

•	high single-digit annual growth in diluted EPS excluding certain items affecting comparability; and

•	improvement in return on average total capital.

We believe that this financial performance, coupled with an attractive dividend yield, should result in long-term value creation for stockholders. We return a substantial amount of cash to stockholders through share repurchases and dividends.

Fiscal 2014 was a challenging year, as developed markets continued to experience weak consumer trends and quite low category growth. The cereal category in developed markets was soft and the global yogurt category was impacted by significant dairy inflation. For the fiscal year ended May 25, 2014, our net sales grew 1 percent and total segment operating profit excluding Venezuela currency devaluation of $3,154 million declined 2 percent from $3,223 million last year. Our return on average total capital declined by 40 basis points, as fiscal 2014 earnings did not grow in line with our capital base. Diluted EPS grew 1 percent and diluted EPS excluding certain items affecting comparability increased 4 percent (See the “Non-GAAP Measures” section below for discussion of total segment operating profit excluding Venezuela currency devaluation, diluted EPS excluding certain items affecting comparability and return on average total capital, which are not defined by generally accepted accounting principles (GAAP)). Net cash provided by operations totaled $2.5 billion in fiscal 2014, enabling us to increase our annual dividend payments per share by 17 percent from fiscal 2013. We also made significant capital investments totaling $664 million in fiscal 2014 and repurchased $1.7 billion of shares of common stock.

We achieved the following related to our key operating objectives for fiscal 2014:

•	We delivered a strong line-up of consumer marketing, merchandising, and innovation to support our leading brands and continued to build our global platforms in markets around the world.

•

We returned $2.7 billion to stockholders in fiscal 2014, including a 17 percent dividend increase and 47 percent more shares of common stock repurchased that resulted in a 3 percent net reduction in average shares outstanding.

•

While we exercised good administrative cost control, executed strong holistic margin management (HMM) efforts, increased share repurchases and had favorable interest expense, net sales and segment operating profit excluding Venezuela currency devaluation performance were below our targets. We achieved 1 percent growth in net sales, primarily contributions from new businesses added in fiscal 2013. Total segment operating profit excluding Venezuela currency devaluation declined 2 percent and diluted EPS excluding certain items affecting comparability increased 4 percent.

Details of our financial results are provided in the “Fiscal 2014 Consolidated Results of Operations” section below.

In fiscal 2015, we expect to generate constant currency growth consistent with our long-term model, including the effects of a 53 week year:

•

We are targeting mid single-digit growth in constant currency net sales, primarily driven by volume growth and a 53rd week, with double-digit growth in emerging markets and low single-digit growth in developed markets.

•

We expect to grow share in the U.S. cereal category through significant product innovation, build on our improving performance in the U.S. yogurt category, and continue our strong growth in the snack category around the world.

•

We are targeting mid single-digit growth in total constant currency segment operating profit in fiscal 2015. We continue to view our HMM discipline of cost savings and mix management as a competitive advantage. Cost of sales HMM is expected to offset anticipated input cost inflation of 3 percent.

•	We are targeting high single-digit growth in constant currency diluted EPS excluding certain items affecting comparability.

•

We expect to deliver strong cash returns to stockholders in fiscal 2015, including annualized dividends per share of $1.64 and share repurchases that are expected to result in a net reduction in shares outstanding of at least 3 percent.

•

Our businesses generate strong levels of cash flows, and we will use some of this cash to reinvest in our business. Our fiscal 2015 plans call for approximately $730 million of expenditures for capital projects.

Certain terms used throughout this report are defined in a glossary in Item 8 of this report.

FISCAL 2014 CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results for fiscal 2014 include one additional quarter of operating activity from the acquisition of Yoki Alimentos S.A. (Yoki) in Brazil, one additional quarter of operating activity from the assumption of the Canadian Yoplait franchise license, and three additional quarters of operating activity from the acquisition of Immaculate Baking Company in the United States. Collectively, these items are referred to as “new businesses” in comparing our fiscal 2014 results to fiscal 2013.

Fiscal 2014 net sales grew 1 percent to $17,910 million including 1 percentage point of growth contributed by new businesses. Excluding new businesses, net sales grew 1 percent, offset by 1 percentage point of unfavorable foreign currency exchange. In fiscal 2014, net earnings attributable to General Mills were $1,824 million, down 2 percent from $1,855 million in fiscal 2013, and we reported diluted EPS of $2.83 in fiscal 2014, up 1 percent from $2.79 in fiscal 2013. Fiscal 2014 results include a gain on the divestiture of certain grain elevators, the impact of Venezuela currency devaluation, gains from the mark-to-market valuation of certain commodity positions and grain inventories, and restructuring charges related to our fiscal 2012 productivity and cost savings plan. Fiscal 2013 results include the effects from various discrete tax items, the impact of Venezuela currency devaluation, restructuring charges related to our fiscal 2012 productivity and cost savings plan, integration costs resulting from the acquisition of Yoki, and gains from the mark-to-market valuation of certain commodity positions and grain inventories. Diluted EPS excluding these items affecting comparability totaled $2.82 in fiscal 2014, up 4 percent from $2.72 in fiscal 2013 (see the “Non-GAAP Measures” section below for a description of our use of this measure and our discussion of the items affecting comparability).

The components of net sales growth are shown in the following table:

Components of Net Sales Growth

Fiscal 2014 vs. 2013
Contributions from volume growth (a)	1 pt
Net price realization and mix	1 pt
Foreign currency exchange	(1) pt
Net sales growth	1 pt

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales grew 1 percent in fiscal 2014 driven by an 1 percentage point increase in contributions from volume growth, including 2 percentage points of contribution from volume growth due to new businesses. Favorable net price realization and mix contributed 1 percentage point of growth, and unfavorable foreign currency exchange decreased net sales growth by 1 percentage point.

Cost of sales increased $190 million in fiscal 2014 to $11,540 million. Higher volume drove an $115 million increase in cost of sales. Product mix also drove an $130 million increase in cost of sales. In fiscal 2014, we recorded a $49 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net decrease of $4 million in fiscal 2013. We also recorded a $23 million foreign exchange loss in fiscal 2014 related to the Venezuela currency devaluation compared to a $16 million loss in fiscal 2013. In fiscal 2013, we also recorded a $17 million non-recurring expense related to the assumption of the Canadian Yoplait franchise license.

Gross margin declined 1 percent in fiscal 2014 versus fiscal 2013. Gross margin as a percent of net sales of 36 percent was relatively flat compared to fiscal 2013.

Selling, general and administrative (SG&A) expenses decreased $78 million in fiscal 2014 versus fiscal 2013. The decrease in SG&A expenses was primarily driven by a 3 percent decrease in advertising and media expense, a smaller contribution to the General Mills Foundation, a decrease in incentive compensation expense and lower pension expense compared to fiscal 2013. In fiscal 2014, we recorded a $39 million charge related to Venezuela currency devaluation compared to a $9 million charge in fiscal 2013. In addition, we recorded $12 million of integration costs in fiscal 2013 related to our acquisition of Yoki. SG&A expenses as a percent of net sales decreased 1 percent compared to fiscal 2013.

Restructuring, impairment, and other exit costs totaled $4 million in fiscal 2014. The restructuring charge related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012. These restructuring actions were completed in fiscal 2014. In fiscal 2014, we paid $22 million in cash related to restructuring actions.

During fiscal 2014, we recorded a divestiture gain of $66 million related to the sale of certain grain elevators in our U.S. Retail segment. There were no divestitures in fiscal 2013.

Interest, net for fiscal 2014 totaled $302 million, $15 million lower than fiscal 2013. The average interest rate decreased 41 basis points, including the effect of the mix of debt, generating a $31 million decrease in net interest. Average interest bearing instruments increased $367 million, generating a $16 million increase in net interest.

Our consolidated effective tax rate for fiscal 2014 was 33.3 percent compared to 29.2 percent in fiscal 2013. The 4.1 percentage point increase was primarily related to the restructuring of our General Mills Cereals, LLC (GMC) subsidiary during the first quarter of 2013 which resulted in a $63 million decrease to deferred income tax liabilities related to the tax basis of the investment in GMC and certain distributed assets, with a corresponding non-cash reduction to income taxes. During fiscal 2013, we also recorded a $34 million discrete decrease in income tax expense and an increase in our deferred tax assets related to certain actions taken to restore part of the tax benefits associated with Medicare Part D subsidies which had previously been reduced in fiscal 2010 with the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010. Our fiscal 2013 tax expense also includes a $12 million charge associated with the liquidation of a corporate investment.

After-tax earnings from joint ventures for fiscal 2014 decreased to $90 million compared to $99 million in fiscal 2013 primarily driven by increased consumer spending at Cereal Partners Worldwide (CPW) and unfavorable foreign currency exchange from Häagen-Dazs Japan, Inc. (HDJ).

The change in net sales for each joint venture is set forth in the following table:

Joint Venture Change in Net Sales

	As Reported	Constant Currency Basis
	Fiscal 2014 vs. 2013	Fiscal 2014 vs. 2013
CPW	(1)%	Flat
HDJ	(8)	9%
Joint Ventures	(2)%	2%

In fiscal 2014, CPW net sales declined by 1 percentage point due to unfavorable foreign currency exchange. Contribution from volume growth was flat compared to fiscal 2013. In fiscal 2014, net sales for HDJ decreased 8 percentage points from fiscal 2013 as 11 percentage points of contributions from volume growth was offset by 17 percentage points of net sales decline from unfavorable foreign currency exchange and 2 percentage points of net sales decline attributable to unfavorable net price realization and mix.

Average diluted shares outstanding decreased by 20 million in fiscal 2014 from fiscal 2013 due primarily to the repurchase of 36 million shares, partially offset by the issuance of 7 million shares related to stock compensation plans.

FISCAL 2014 CONSOLIDATED BALANCE SHEET ANALYSIS

Cash and cash equivalents increased $126 million from fiscal 2013.

Receivables increased $37 million from fiscal 2013 primarily driven by timing of sales.

Inventories increased $14 million from fiscal 2013.

Prepaid expenses and other current assets decreased $29 million from fiscal 2013, mainly due to a decrease in other receivables related to the liquidation of a corporate investment.

Land, buildings, and equipment increased $64 million from fiscal 2013, as $664 million of capital expenditures were partially offset by depreciation expense of $585 million.

Goodwill and other intangible assets increased $27 million from fiscal 2013, primarily due to foreign exchange.

Other assets increased $302 million from fiscal 2013, primarily related to favorable investment returns on pension plan assets.

Accounts payable increased $188 million from fiscal 2013, primarily due to the extension of payment terms.

Notes payable and long-term debt, including current portion, increased $817 million from fiscal 2013 primarily due to $228 million of net long-term debt issuances and $573 million of net commercial paper issuances.

The current and noncurrent portions of net deferred income taxes liability increased $331 million from fiscal 2013 primarily as a result of changes in the funded status of our defined benefit postretirement plans which were recognized through accumulated other comprehensive income (AOCI).

Other current liabilities decreased $378 million from fiscal 2013, primarily driven by dividends declared in the fourth quarter of fiscal 2013 that were paid in the first quarter of fiscal 2014.

Other liabilities decreased $310 million from fiscal 2013, primarily driven by a decrease in pension, postemployment, and postretirement liabilities.

Redeemable interest increased $17 million from fiscal 2013.

Retained earnings increased $1,085 million from fiscal 2013, reflecting fiscal 2014 net earnings of $1,824 million less dividends declared of $740 million. Treasury stock increased $1,532 million from fiscal 2013, due to $1,775 million of share repurchases, partially offset by $243 million related to stock-based compensation plans. Additional paid in capital increased $65 million from fiscal 2013, including $30 million related to the settlement of an accelerated share repurchase agreement. AOCI decreased by $245 million from fiscal 2013.

Noncontrolling interests increased $14 million in fiscal 2014.

FISCAL 2013 CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results for fiscal 2013 include three quarters of operating activity from the acquisitions of Yoki in Brazil and Food Should Taste Good in the United States, and the assumption of the Canadian Yoplait franchise license (Yoplait Canada), four quarters of results for Yoplait Ireland and Parampara Foods in India, and two quarters of results for Immaculate Baking Company in the United States. Also included in the first quarter of fiscal 2013 are two additional months of results from the acquisition of Yoplait S.A.S. Collectively, these items are referred to as “new businesses” in comparing our fiscal 2013 results to fiscal 2012.

Fiscal 2013 net sales grew 7 percent to $17,774 million. In fiscal 2013, net earnings attributable to General Mills were $1,855 million, up 18 percent from $1,567 million in fiscal 2012, and we reported diluted EPS of $2.79 in fiscal 2013, up 19 percent from $2.35 in fiscal 2012. Fiscal 2013 results include the effects from various discrete tax items, the impact of Venezuela currency devaluation, restructuring charges related to our fiscal 2012 productivity and cost savings plan, integration costs resulting from the acquisition of Yoki, and gains from the mark-to-market valuation of certain commodity positions and grain inventories. Fiscal 2012 results include losses from the mark-to-market valuation of certain commodity positions and grain inventories, restructuring charges related to our 2012 productivity and cost savings plan, and integration costs resulting from the acquisitions of Yoplait S.A.S. and Yoplait Marques S.A.S. Diluted EPS excluding these items affecting comparability totaled $2.72 in fiscal 2013, up 6 percent from $2.56 in fiscal 2012 (see the “Non-GAAP Measures” section below for a description of our use of this measure and our discussion of the items affecting comparability).

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

Cost of sales increased $737 million in fiscal 2013 to $11,350 million. Higher volume drove a $982 million increase in cost of sales. We also recorded a $17 million non-recurring expense related to the assumption of the Canadian Yoplait franchise license and a $16 million charge related to Venezuela currency devaluation in fiscal 2013. These increases were partially offset by a $170 million decrease in cost of sales attributable to product mix. In fiscal 2013, we recorded a $4 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net increase of $104 million in fiscal 2012.

Gross margin grew 6 percent in fiscal 2013 versus fiscal 2012. Gross margin as a percent of net sales of 36 percent was relatively flat compared to fiscal 2012.

SG&A expenses were up $172 million in fiscal 2013 versus fiscal 2012. The increase in SG&A expenses was primarily driven by the addition of new businesses and an increase in pension expense. In addition, we recorded a $9 million foreign exchange loss resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary following the devaluation of the bolivar in fiscal 2013. Excluding these items, SG&A expenses decreased compared to fiscal 2012, including a 2 percent decrease in advertising and media expense. SG&A expenses as a percent of net sales were flat compared to fiscal 2012.

Restructuring, impairment, and other exit costs totaled $20 million in fiscal 2013. In fiscal 2013, we recorded a $19 million restructuring charge related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012, consisting of $11 million of employee severance expense and other exit costs of $8 million. All of our operating segments were affected by these actions including $16 million related to our International segment, $2 million related to our U.S. Retail segment, and $1 million related to our Convenience Stores and Foodservice segment. In addition, we recorded $1 million of charges associated with other previously announced restructuring actions. In fiscal 2013, we paid $80 million in cash related to restructuring actions. In fiscal 2012, we recorded a $102 million restructuring charge related to the productivity and cost savings plan approved in the fourth quarter of fiscal 2012.

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

Our consolidated effective tax rate for fiscal 2013 was 29.2 percent compared to 32.1 percent in fiscal 2012. The 2.9 percentage point decrease was primarily related to the restructuring of our GMC subsidiary during the first quarter of fiscal 2013 which resulted in a $63 million decrease to deferred income tax liabilities related to the tax basis of the investment in GMC and certain distributed assets, with a corresponding discrete non-cash reduction to income taxes. During fiscal 2013, we also recorded a $34 million discrete decrease in income tax expense and an increase in our deferred tax assets related to certain actions taken to restore part of the tax benefits associated with Medicare Part D subsidies which had previously been reduced in fiscal 2010 with the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010. Our fiscal 2013 tax expense also includes a $12 million charge associated with the liquidation of a corporate investment.

After-tax earnings from joint ventures for fiscal 2013 increased to $99 million compared to $88 million in fiscal 2012 primarily due to higher tax rates in fiscal 2012 as a result of discrete tax items and higher operating profit offset by unfavorable foreign currency exchange in fiscal 2013.

The change in net sales for each joint venture is set forth in the following table:

Joint Venture Change in Net Sales

	As Reported	Constant Currency Basis
	Fiscal 2013 vs. 2012	Fiscal 2013 vs. 2012
CPW	(1)%	2%
HDJ	(2)	5
Joint Ventures	(1)%	3%

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

Average diluted shares outstanding decreased by 1 million in fiscal 2013 from fiscal 2012, due primarily to the repurchase of 24 million shares.

RESULTS OF SEGMENT OPERATIONS

Our businesses are organized into three operating segments: U.S. Retail; International; and Convenience Stores and Foodservice.

The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal years 2014, 2013, and 2012:

	Fiscal Year
	2014		2013		2012
In Millions	Dollars	Percent of Total	Dollars	Percent of Total	Dollars	Percent of Total
Net Sales
U.S. Retail	$10,604.9	59%	$10,614.9	60%	$10,480.2	63%
International	5,385.9	30	5,200.2	29	4,194.3	25
Convenience Stores and Foodservice	1,918.8	11	1,959.0	11	1,983.4	12
Total	$17,909.6	100%	$17,774.1	100%	$16,657.9	100%

Segment Operating Profit
U.S. Retail	$2,311.5	75%	$2,392.9	75%	$2,295.3	76%
International	472.9	15	490.2	15	429.6	14
Convenience Stores and Foodservice	307.3	10	314.6	10	286.7	10
Total	$3,091.7	100%	$3,197.7	100%	$3,011.6	100%

Segment operating profit excludes unallocated corporate items, gain on divestitures, and restructuring, impairment, and other exit costs because these items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by our executive management.

U.S. RETAIL SEGMENT

Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, and drug, dollar and discount chains operating throughout the United States. Our product categories in this business segment include ready-to-eat cereals, refrigerated yogurt, soup, meal kits, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including granola bars, cereal, and soup.

In fiscal 2014, net sales for our U.S. Retail segment were $10.6 billion, flat compared to fiscal 2013. Contributions from volume growth and net price realization and mix were flat compared to fiscal 2013.

In fiscal 2013, net sales for this segment totaled $10.6 billion, up 1 percent from fiscal 2012 due to contributions from volume growth. Net price realization and mix was flat compared to fiscal 2012.

Components of U.S. Retail Net Sales Growth

	Fiscal 2014 vs. 2013	Fiscal 2013 vs. 2012
Contributions from volume growth (a)	Flat	1 pt
Net price realization and mix	Flat	Flat
Net sales growth	Flat	1 pt

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales for our U.S. retail divisions are shown in the tables below:

U.S. Retail Net Sales by Division

	Fiscal Year
	2014	2013	2012
Big G	$2,345.4	$2,340.8	$2,387.9
Baking Products	1,831.7	1,845.7	1,792.8
Snacks	1,823.8	1,717.2	1,578.6
Frozen Foods	1,525.5	1,549.6	1,601.0
Meals	1,418.8	1,481.0	1,452.8
Yoplait	1,311.9	1,352.6	1,418.5
Small Planet Foods and other	347.8	328.0	248.6
Total	$10,604.9	$10,614.9	$10,480.2

U.S. Retail Net Sales Percentage Change by Division

	Fiscal 2014 vs. 2013	Fiscal 2013 vs. 2012
Big G	Flat	(2)%
Baking Products	(1)%	3
Snacks	6	9
Frozen Foods	(2)	(3)
Meals	(4)	2
Yoplait	(3)	(5)
Small Planet Foods	6	35
Total	Flat	1%

Fiscal 2014 U.S. Retail segment net sales were flat compared to fiscal 2013 as net sales growth in Snacks and Small Planet Foods was offset by declines in Meals, Yoplait, Frozen Foods, and Baking Products divisions. Big G division net sales growth was flat compared to fiscal 2013.

The 1 percentage point increase in the fiscal 2013 U.S. Retail segment net sales was driven by the Snacks, Small Planet Foods, Baking Products, and Meals divisions, partially offset by declines in the Yoplait, Frozen Foods, and Big G divisions.

Segment operating profit of $2.3 billion in fiscal 2014 declined $81 million, or 3 percent, from fiscal 2013. The decrease reflects higher trade spending, partially offset by a 1 percent reduction in advertising and media expense.

Segment operating profit of $2.4 billion in fiscal 2013 improved $98 million, or 4 percent, from fiscal 2012. The increase was primarily driven by a 5 percent reduction in advertising and media expense, favorable net price realization and mix, and higher volume, partially offset by an increase in input costs.

INTERNATIONAL SEGMENT

Our International segment consists of retail and foodservice businesses outside of the United States. Our product categories include ready-to-eat cereals, shelf stable and frozen vegetables, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, refrigerated yogurt, grain and fruit snacks, and super-premium ice cream and frozen desserts. We also sell super-premium ice cream and frozen desserts directly to consumers through owned retail shops. Our International segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer is located.

As part of a long-term plan to conform the fiscal year ends of all our operations, we have changed the reporting period of certain countries within our International segment from an April fiscal year end to a May fiscal year end to match our fiscal calendar. Accordingly, in the year of change, our results include 13 months of results from the affected operations compared to 12 months in previous and future fiscal years. In fiscal 2013, we changed the reporting period for our operations in Europe and Australia. In fiscal 2012, we changed the reporting period for our operations in China. The impact of these changes was not material to the fiscal 2013 or fiscal 2012 International segment results of operations.

Net sales for our International segment were up 4 percent in fiscal 2014 compared to fiscal 2013, to $5,386 million, including 5 percentage points of growth from new businesses, primarily Yoki and Yoplait Canada. The growth in fiscal 2014 included 5 percentage points of contributions from volume growth, including 7 percentage points resulting from new businesses, and 3 percentage points of favorable net price realization and mix, partially offset by 4 percentage points of unfavorable foreign currency exchange.

Net sales totaled $5,200 million in fiscal 2013, up 24 percent from $4,194 million in fiscal 2012. The growth in fiscal 2013 was driven by 21 percentage points from new businesses, primarily Yoki, Yoplait S.A.S., and Yoplait Canada. Excluding the impact of new businesses, net sales growth was up 3 percent. Volume contributed 34 percentage points of net sales growth, including 32 percentage points resulting from new businesses, partially offset by 6 percentage points of unfavorable net price realization and mix and 4 percentage points of unfavorable foreign currency exchange.

Components of International Net Sales Growth

	Fiscal 2014 vs. 2013	Fiscal 2013 vs. 2012
Contributions from volume growth (a)	5 pts	34	pts
Net price realization and mix	3 pts	(6)	pts
Foreign currency exchange	(4)pts	(4)	pt
Net sales growth	4 pts	24	pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales for our International segment by geographic region are shown in the following tables:

International Net Sales by Geographic Region

	Fiscal Year
	2014	2013	2012
Europe (a)	$2,188.8	$2,214.6	$1,988.5
Canada	1,195.3	1,210.5	990.9
Asia/Pacific (b)	981.8	899.1	810.1
Latin America	1,020.0	876.0	404.8
Total	$5,385.9	$5,200.2	$4,194.3

(a)	Fiscal 2013 net sales for the Europe region include an additional month of results.
(b)	Fiscal 2012 net sales for the Asia/Pacific region include an additional month of results.

International Change in Net Sales by Geographic Region

	Percentage Change in Net Sales as Reported		Percentage Change in Net Sales on Constant Currency Basis (a)
	Fiscal 2014 vs. 2013	Fiscal 2013 vs. 2012	Fiscal 2014 vs. 2013	Fiscal 2013 vs. 2012
Europe (b)	(1)%	11%	(4)%	15%
Canada	(1)	22	5	22
Asia/Pacific	9	11	9	11
Latin America	16	116	38	139
Total (b)	4%	24%	8%	28%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.
(b)	Fiscal 2013 percentage change in net sales as reported for the Europe region includes 4 percentage points of growth due to an additional month of results. The impact to fiscal 2013 net sales growth for the International segment was not material.

The 4 percentage point increase in the International segment fiscal 2014 net sales was driven by growth in the Latin America and Asia/Pacific regions, partially offset by declines in the Europe and Canada regions. On a constant currency basis, International segment net sales grew 8 percent, with 38 percent growth in the Latin America region, 9 percent growth in the Asia/Pacific region, and 5 percent growth in the Canada region, partially offset by 4 percent decline in the Europe region.

The 24 percentage point increase in the International segment fiscal 2013 net sales was driven by growth across all regions. On a constant currency basis, International segment net sales grew 28 percent, with 139 percent growth in the Latin America region, 15 percent growth in the Europe region, 22 percent growth in the Canada region, and 11 percent growth in the Asia/Pacific region.

Segment operating profit for fiscal 2014 declined 4 percent to $473 million from $490 million in fiscal 2013, primarily driven by unfavorable foreign currency exchange including a $62 million charge related to Venezuela currency devaluation in fiscal 2014 and higher input costs, partially offset by volume growth, favorable net price realization and mix, and an additional quarter of results from the Yoki acquisition. In addition we recorded a $17 million non-recurring expense related to the assumption of the Canadian Yoplait franchise license and a $25 million charge related to Venezuela currency devaluation in fiscal 2013. International segment operating profit excluding the impact of Venezuela currency devaluation was $535 million in fiscal 2014, an increase of 4 percent compared to $515 million in fiscal 2013 (see the “Non-GAAP Measure” section below for our use of this measure).

Segment operating profit for fiscal 2013 grew 14 percent to $490 million from $430 million in fiscal 2012, primarily driven by volume growth, the Yoki acquisition, and a full year of activity from Yoplait S.A.S., partially offset by unfavorable foreign currency exchange, including a $25 million charge related to Venezuela currency devaluation. International segment operating profit excluding the impact of Venezuela currency devaluation was $515 million in fiscal 2013, a 20 percent increase compared to $430 million in fiscal 2012 (see the “Non-GAAP Measure” section below for our use of this measure).

Venezuela is a highly inflationary economy and as such, we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate. The effect of the devaluation in fiscal 2013 was a $25 million foreign exchange loss in segment operating profit resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary. On February 19, 2014, the Venezuelan government established a new foreign exchange market mechanism (“SICAD 2”) and has indicated that this will be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In the fourth quarter of fiscal 2014, we recorded a $62 million foreign exchange loss in the International segment operating profit resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary at the SICAD 2 rate of 50.0 bolivars per U.S. dollar. We have been able to access U.S. dollars through the SICAD 2 market. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. As of May 25, 2014, we had $3 million of non-U.S. dollar cash balances in Venezuela.

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

For fiscal 2014, net sales for our Convenience Stores and Foodservice segment decreased 2 percent to $1,919 million primarily driven by an 1 percentage point decrease in contributions from volume growth and 1 percentage point of unfavorable net price realization and mix. Volume declines were driven by the loss of business with a major customer as well as the impact of inclement weather, as fiscal 2014 had a sharp increase in weather-related events such as school and business closings. Unfavorable net price realization and mix were driven by commodity index priced items.

For fiscal 2013, net sales for our Convenience Stores and Foodservice segment decreased 1 percent to $1,959 million due to an 1 percentage point decrease in contributions from volume growth. Net price realization and mix was flat compared to fiscal 2012 as gains from favorable product mix were offset by declines in commodity index priced items.

Components of Convenience Stores and Foodservice Net Sales Growth

	Fiscal 2014 vs. 2013	Fiscal 2013 vs. 2012
Contributions from volume growth (a)	(1) pt	(1)pt
Net price realization and mix	(1) pt	Flat
Foreign currency exchange	NM	NM
Net sales growth	(2)pts	(1)pt

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales for our Convenience Stores and Foodservice segment are shown in the following table:

Convenience Stores and Foodservice Net Sales

	Fiscal Year
	2014	2013	2012
Total	$1,918.8	$1,959.0	$1,983.4

In fiscal 2014, segment operating profit was $307 million, down 2 percent from $315 million in fiscal 2013. The decrease was primarily driven by volume declines, unfavorable net price realization, and investments to protect and grow the business.

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

For fiscal 2014, unallocated corporate expense totaled $196 million compared to $326 million last year. In fiscal 2014 we recorded a $49 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $4 million net decrease in expense last year. Compensation and benefit expenses decreased $59 million and the contribution to the General Mills Foundation decreased in fiscal 2014 compared to fiscal 2013. In fiscal 2013, we also recorded $12 million of integration costs related to the acquisition of Yoki.

Unallocated corporate expense totaled $326 million in fiscal 2013 compared to $348 million in fiscal 2012. In fiscal 2013, we recorded a $4 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $104 million net increase in expense in fiscal 2012. Pension expense increased $40 million in fiscal 2013 compared to fiscal 2012. In fiscal 2013, we also recorded $12 million of integration costs related to the acquisition of Yoki.

IMPACT OF INFLATION

We have experienced significant input cost volatility for several years. Our gross margin performance in fiscal 2014 reflects the impact of 4 percent input cost inflation, primarily on commodities inputs. We expect input cost inflation of 3 percent in fiscal 2015. We attempt to minimize the effects of inflation through HMM, planning, and operating practices. Our risk management practices are discussed in Item 7A of this report.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act) was signed into law in March 2010. The Act codifies health care reforms with staggered effective dates from 2010 to 2018. Many provisions in the Act require the issuance of additional guidance from various government agencies. Because the Act does not take effect fully until future years, the Act did not have a material impact on our fiscal 2014, 2013, or 2012 results of operations. Estimates of the future impacts of several of the Act’s provisions are incorporated into our postretirement benefit liability. The Act may also impact our future health care benefit related expenses. Given the complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, the full impact of the Act on future periods will not be known until those regulations are adopted.

LIQUIDITY

The primary source of our liquidity is cash flow from operations. Over the most recent three-year period, our operations have generated $7.9 billion in cash. A substantial portion of this operating cash flow has been returned to stockholders through share repurchases and dividends. We also use cash from operations to fund our capital expenditures and acquisitions. We typically use a combination of cash, notes payable, and long-term debt to finance significant acquisitions and major capital expansions.

As of May 25, 2014, we had $840 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate cash held in foreign jurisdictions, we intend to do so only in a tax-neutral manner.

Cash Flows from Operations

	Fiscal Year
In Millions	2014	2013	2012
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,861.3	$1,892.5	$1,589.1
Depreciation and amortization	585.4	588.0	541.5
After-tax earnings from joint ventures	(89.6)	(98.8)	(88.2)
Distributions of earnings from joint ventures	90.5	115.7	68.0
Stock-based compensation	108.5	100.4	108.3
Deferred income taxes	172.5	81.8	149.4
Tax benefit on exercised options	(69.3)	(103.0)	(63.1)
Pension and other postretirement benefit plan contributions	(49.7)	(223.2)	(222.2)
Pension and other postretirement benefit plan costs	124.1	131.2	77.8
Divestiture (gain)	(65.5)	—	—
Restructuring, impairment, and other exit costs	(18.8)	(60.2)	97.8
Changes in current assets and liabilities, excluding the effects of acquisitions	(32.2)	471.1	243.8
Other, net	(76.2)	30.5	(95.0)
Net cash provided by operating activities	$2,541.0	$2,926.0	$2,407.2

In fiscal 2014, our operations generated $2.5 billion of cash compared to $2.9 billion in fiscal 2013. The $385 million decrease is primarily due a $503 million change in current assets and liabilities. The change in current assets and liabilities is primarily driven by a $403 million change in other current liabilities largely due to changes in trade promotion and income tax accruals, and a $107 million change in inventory. In addition, in fiscal 2013 we made a $200 million voluntary contribution to our principal domestic pension plans.

We strive to grow core working capital at or below the rate of growth in our net sales. For fiscal 2014, core working capital decreased 9 percent, compared to net sales growth of 1 percent, primarily due to an increase in accounts payable. In fiscal 2013, core working capital decreased 5 percent, compared to net sales growth of 7 percent, and in fiscal 2012, core working capital decreased 7 percent, compared to net sales growth of 12 percent.

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

Cash Flows from Investing Activities

	Fiscal Year
In Millions	2014	2013	2012
Purchases of land, buildings, and equipment	$(663.5)	$(613.9)	$(675.9)
Acquisitions, net of cash acquired	—	(898.0)	(1,050.1)
Investments in affiliates, net	(54.9)	(40.4)	(22.2)
Proceeds from disposal of land, buildings, and equipment	6.6	24.2	2.2
Proceeds from divestiture	121.6	—	—
Exchangeable note	29.3	16.2	(131.6)
Other, net	(0.9)	(3.5)	6.8
Net cash used by investing activities	$(561.8)	$(1,515.4)	$(1,870.8)

In fiscal 2014, cash used by investing activities decreased by $954 million from fiscal 2013. We invested $664 million in land, buildings, and equipment in fiscal 2014, $50 million more than the same period last year. We made $55 million of investments in affiliates, primarily CPW, in fiscal 2014. In the fourth quarter of fiscal 2014 we sold certain grain elevators for approximately $122 million in cash, subject to a working capital adjustment. In addition we received $29 million in payments from Sodiaal International (Sodiaal) in fiscal 2014 against the $132 million exchangeable note we purchased in 2012.

In fiscal 2013, cash used by investing activities decreased by $355 million from fiscal 2012. In fiscal 2013, we acquired Yoki, a privately held food company headquartered in Sao Bernardo do Campo, Brazil, for an aggregate purchase price of $940 million, comprised of $820 million of cash, net of $31 million of cash acquired, and $120 million of non-cash consideration for debt assumed. We invested $614 million in land, buildings, and equipment in fiscal 2013, $62 million less than the same period in fiscal 2012. In addition, we received $16 million in payments from Sodiaal in fiscal 2013 against the $132 million exchangeable note.

We expect capital expenditures to be approximately $730 million in fiscal 2015. These expenditures will support initiatives that are expected to fuel International growth, increase manufacturing capacity for Snacks, and continue HMM initiatives throughout the supply chain.

Cash Flows from Financing Activities

	Fiscal Year
In Millions	2014	2013	2012
Change in notes payable	$572.9	$(44.5)	$227.9
Issuance of long-term debt	1,673.0	1,001.1	1,390.5
Payment of long-term debt	(1,444.8)	(542.3)	(1,450.1)
Proceeds from common stock issued on exercised options	108.1	300.8	233.5
Tax benefit on exercised options	69.3	103.0	63.1
Purchases of common stock for treasury	(1,745.3)	(1,044.9)	(313.0)
Dividends paid	(983.3)	(867.6)	(800.1)
Addition of noncontrolling interest	17.6	—	—
Distributions to noncontrolling and redeemable interest holders	(77.4)	(39.2)	(5.2)
Other, net	(14.2)	(6.6)	(13.2)
Net cash used by financing activities	$(1,824.1)	$(1,140.2)	$(666.6)

Net cash used by financing activities increased by $684 million in fiscal 2014. We had $387 million more net debt issuances in fiscal 2014 than the same period a year ago. For more information on our debt issuances, please refer to Note 8 to the Consolidated Financial Statements in Item 8 of this report.

During fiscal 2014, we received $108 million in proceeds from common stock issued on exercised options compared to $301 million in fiscal 2013, a decrease of $193 million. During fiscal 2012, we received $234 million in proceeds from common stock issued on exercised options.

In June 2010, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock. The Board terminated this authorization in May 2014 and approved a new authorization for the repurchase of up to 100 million shares of our common stock. Purchases under the authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no specified termination date.

During fiscal 2014, we paid $1,745 million to repurchase 36 million shares of our common stock. During fiscal 2013, we repurchased 24 million shares of our common stock for an aggregate purchase price of $1,015 million, including 6 million shares with a fair value of $270 million purchased as part of an accelerated share repurchase (ASR) agreement. Under the terms of this agreement, we also paid an additional $30 million to the unrelated financial institution for shares which were settled in the first quarter of fiscal 2014. During fiscal 2012, we repurchased 8 million shares of our common stock for an aggregate purchase price of $313 million.

Dividends paid in fiscal 2014 totaled $983 million, or $1.55 per share, a 17 percent per share increase from fiscal 2013. Dividends paid in fiscal 2013 totaled $868 million, or $1.32 per share, an 8 percent per share increase from fiscal 2012 dividends of $1.22 per share. On March 11, 2014, our Board of Directors approved a dividend increase, effective with the May 1, 2014 payment, to an annual rate of $1.64 per share, a 6 percent increase from the rate paid in fiscal 2014.

Selected Cash Flows from Joint Ventures

Selected cash flows from our joint ventures are set forth in the following table:

	Fiscal Year
Inflow (Outflow), in Millions	2014	2013	2012
Advances to joint ventures, net	$(54.9)	$(36.7)	$(22.2)
Dividends received	90.5	115.7	68.0

CAPITAL RESOURCES

Total capital consisted of the following:

In Millions	May 25, 2014	May 26, 2013
Notes payable	$1,111.7	$599.7
Current portion of long-term debt	1,250.6	1,443.3
Long-term debt	6,423.5	5,926.1
Total debt	8,785.8	7,969.1
Redeemable interest	984.1	967.5
Noncontrolling interests	470.6	456.3
Stockholders’ equity	6,534.8	6,672.2
Total capital	$16,775.3	$16,065.1

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 25, 2014:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$—
May 2019	1.0	—
Total committed credit facilities	2.7	—
Uncommitted credit facilities	0.4	0.1
Total committed and uncommitted credit facilities	$3.1	$0.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have uncommitted and asset-backed credit lines that support our foreign operations. The credit facilities contain several covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of May 25, 2014, we were in compliance with all of these covenants.

We have $1,251 million of long-term debt maturing in the next 12 months that is classified as current. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

As of May 25, 2014, our total debt, including the impact of derivative instruments designated as hedges, was 71 percent in fixed-rate and 29 percent in floating-rate instruments, compared to 73 percent in fixed-rate and 27 percent in floating-rate instruments on May 26, 2013. The change in the fixed-rate and floating-rate percentages was driven by increased commercial paper issuances.

Growth in return on average total capital is one of our key performance measures (see the “Non-GAAP Measures” section below for our discussion of this measure, which is not defined by GAAP). Return on average total capital decreased from 12.0 percent in fiscal 2013 to 11.6 percent in fiscal 2014, as fiscal 2014 earnings did not grow in line with our capital base. We also believe that our fixed charge coverage ratio and the ratio of operating cash flow to debt are important measures of our financial strength. Our fixed charge coverage ratio in fiscal 2014 was 8.04 compared to 7.62 in fiscal 2013. The measure increased from fiscal 2013 as earnings before income taxes and after-tax earnings from joint ventures increased by $120 million and fixed charges decreased by $10 million, driven primarily by lower interest. Our operating cash flow to debt ratio decreased 7.8 percentage points to 28.9 percent in fiscal 2014, driven by an increase in total debt.

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. and Liberté Marques S.a.r.l. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interest in Yoplait Marques S.A.S. and Liberté Marques S.a.r.l. as noncontrolling interests, and their 49 percent interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum remaining term of 6 years. As of May 25, 2014, the redemption value of the redeemable interest was $984 million which approximates its fair value.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of May 25, 2014, we have issued guarantees and comfort letters of $341 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $284 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $388 million as of May 25, 2014.

As of May 25, 2014, we had invested in five variable interest entities (VIEs). None of our VIEs are material to our results of operations, financial condition, or liquidity as of and for the year ended May 25, 2014.

Our defined benefit plans in the United States are subject to the requirements of the Pension Protection Act (PPA). The PPA revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. The PPA may ultimately require us to make additional contributions to our domestic plans. We do not expect to be required to make any contributions in fiscal 2015.

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments Due by Fiscal Year
In Millions	Total	2015	2016 - 17	2018 - 19	2020 and Thereafter
Long-term debt (a)	$7,681.0	$1,249.5	$2,000.0	$1,250.0	$3,181.5
Accrued interest	92.5	92.5	—	—	—
Operating leases (b)	388.5	93.9	130.2	76.1	88.3
Capital leases	2.5	1.5	1.0	—	—
Purchase obligations (c)	2,830.4	2,203.6	446.8	95.2	84.8
Total contractual obligations	10,994.9	3,641.0	2,578.0	1,421.3	3,354.6
Other long-term obligations (d)	1,520.9	—	—	—	—
Total long-term obligations	$12,515.8	$3,641.0	$2,578.0	$1,421.3	$3,354.6

(a)	Amounts represent the expected cash payments of our long-term debt and do not include $2 million for capital leases or $9 million for net unamortized bond premiums and discounts and fair value adjustments.
(b)	Operating leases represents the minimum rental commitments under non-cancelable operating leases.
(c)	The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer marketing spending commitments that support our brands. For purposes of this table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities are excluded from the table above.
(d)	The fair value of our foreign exchange, equity, commodity, and grain derivative contracts with a payable position to the counterparty was $28 million as of May 25, 2014, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations mainly consist of liabilities for accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement benefit, and postemployment plans, and miscellaneous liabilities. We expect to pay $21 million of benefits from our unfunded postemployment benefit plans and $14 million of deferred compensation in fiscal 2015. We are unable to reliably estimate the amount of these payments beyond fiscal 2015. As of May 25, 2014, our total liability for uncertain tax positions and accrued interest and penalties was $193 million.

SIGNIFICANT ACCOUNTING ESTIMATES

For a complete description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in Item 8 of this report. Our significant accounting estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement, and postemployment benefits.

Promotional Expenditures

Our promotional activities are conducted through our customers and directly or indirectly with end consumers. These activities include: payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays; discounts to our list prices to lower retail shelf prices; payments to gain distribution of new products; coupons, contests, and other incentives; and media and advertising expenditures. The recognition of these costs requires estimation of customer participation and performance levels. These estimates are made based on the forecasted customer sales, the timing and forecasted costs of promotional activities, and other factors. Differences between estimated expenses and actual costs are recognized as a change in management estimate in a subsequent period. Our accrued trade, coupon, and consumer marketing liabilities were $578 million as of May 25, 2014, and $635 million as of May 26, 2013. Because our total promotional expenditures (including amounts classified as a reduction of revenues) are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a material effect on our results of operations.

Valuation of Long-Lived Assets

We estimate the useful lives of long-lived assets and make estimates concerning undiscounted cash flows to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Fair value is measured using discounted cash flows or independent appraisals, as appropriate.

Intangible Assets

Goodwill and other indefinite lived intangible assets are not subject to amortization and are tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Our estimates of fair value for goodwill impairment testing are determined based on a discounted cash flow model. We use inputs from our long-range planning process to determine growth rates for sales and profits. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors.

We evaluate the useful lives of our other intangible assets, mainly brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets. Intangible assets that are deemed to have definite lives are amortized on a straight-line basis, over their useful lives, generally ranging from 4 to 30 years. Our estimate of the fair value of our brand assets is based on a discounted cash flow model using inputs which include projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate.

As of May 25, 2014, we had $13.1 billion of goodwill and indefinite-lived intangible assets. Our Europe and Yoplait U.S. reporting units and Uncle Toby’s and Mountain High brands have experienced declining business performance and we will continue to monitor these businesses. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in significant impairment losses and amortization expense. We performed our fiscal 2014 assessment of our intangible assets as of November 25, 2013. As of our annual assessment date, there was no impairment of any of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Uncle Toby’s brand, which had a fair value 8 percent greater than its carrying value of $63 million. In addition, our Mountain High brand had a fair value 23 percent greater than its carrying value of $35 million.

Redeemable Interest

During the third quarter of fiscal 2014, we adjusted the redemption value of Sodiaal’s redeemable interest in Yoplait S.A.S. based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long-range plan, capital spending, depreciation and taxes, foreign currency rates, and a discount rate. As of May 25, 2014, the redemption value of the redeemable interest was $984 million.

Stock-based Compensation

The valuation of stock options is a significant accounting estimate that requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate. For more information on these assumptions, please refer to Note 11 to the Consolidated Financial Statements in Item 8 of this report.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2014	2013	2012
Estimated fair values of stock options granted	$6.03	$3.65	$5.88
Assumptions:
Risk-free interest rate	2.6%	1.6%	2.9%
Expected term	9.0 years	9.0 years	8.5 years
Expected volatility	17.4%	17.3%	17.6%
Dividend yield	3.1%	3.5%	3.3%

The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. An increase in the expected term by 1 year, leaving all other assumptions constant, would increase the grant date fair value by 2 percent. If all other assumptions are held constant, a one percentage point increase in our fiscal 2014 volatility assumption would increase the grant date fair value of our fiscal 2014 option awards by 7 percent.

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

Income Taxes

We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. For more information on income taxes, please refer to Note 14 to the Consolidated Financial Statements in Item 8 of this report.

Defined Benefit Pension, Other Postretirement Benefit, and Postemployment Benefit Plans

We have defined benefit pension plans covering most employees in the United States, Canada, France, and the United Kingdom. We also sponsor plans that provide health care benefits to the majority of our retirees in the United States, Canada, and Brazil. Under certain circumstances, we also provide accruable benefits to former or inactive employees in the United States, Canada, and Mexico, and members of our Board of Directors, including severance and certain other benefits payable upon death. Please refer to Note 13 to the Consolidated Financial Statements in

Item 8 to this report for a description of our defined benefit pension, other postretirement benefit, and postemployment benefit plans.

We recognize benefits provided during retirement or following employment over the plan participants’ active working lives. Accordingly, we make various assumptions to predict and measure costs and obligations many years prior to the settlement of our obligations. Assumptions that require significant management judgment and have a material impact on the measurement of our net periodic benefit expense or income and accumulated benefit obligations include the long-term rates of return on plan assets, the interest rates used to discount the obligations for our benefit plans, and the health care cost trend rates.

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

Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement benefit plan assets were 15.3 percent, 13.9 percent, 9.2 percent, 8.4 percent, and 9.9 percent for the 1, 5, 10, 15, and 20 year periods ended May 25, 2014.

On a weighted-average basis, the expected rate of return for all defined benefit plans was 8.53 percent for fiscal 2014, 8.53 percent for fiscal 2013, and 9.52 percent for fiscal 2012.

Lowering the expected long-term rate of return on assets by 100 basis points would increase our net pension and postretirement expense by $59 million for fiscal 2015. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.

Discount Rates

Our discount rate assumptions are determined annually as of the last day of our fiscal year for our defined benefit pension, other postretirement benefit, and postemployment benefit plan obligations. We work with our outside actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using the Aa Above Median corporate bond yield, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.

Our weighted-average discount rates were as follows:

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Obligations as of May 25, 2014, and fiscal 2015 expense	4.54%	4.51%	3.82%
Obligations as of May 26, 2013, and fiscal 2014 expense	4.54%	4.50%	3.70%
Fiscal 2013 expense	4.85%	4.70%	3.86%

Lowering the discount rates by 100 basis points would increase our net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense for fiscal 2015 by approximately $96 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

Health Care Cost Trend Rates

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 7.3 percent for retirees age 65 and over and 6.5 percent for retirees under age 65 at the end of fiscal 2014. Rates are graded down annually until the ultimate trend rate of 5.0 percent is reached in 2025 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease
Effect on the aggregate of the service and interest cost components in fiscal 2015	$ 4.7	$ (3.9)
Effect on the other postretirement accumulated benefit obligation as of May 25, 2014	82.7	(73.2)

Any arising health care claims cost-related experience gain or loss is recognized in the calculation of expected future claims. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years, resulting in at least the minimum amortization required being recorded.

Financial Statement Impact

In fiscal 2014, we recorded net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense of $140 million compared to $159 million of expense in fiscal 2013 and $106 million of expense in fiscal 2012. As of May 25, 2014, we had cumulative unrecognized actuarial net losses of $1.4 billion on our defined benefit pension plans and $80 million on our postretirement and postemployment benefit plans, mainly as the result of liability increases from lower interest rates, partially offset by recent increases in the values of plan assets. These unrecognized actuarial net losses will result in increases in our future pension expense and increases in postretirement expense since they currently exceed the corridors defined by GAAP.

We use the 2014 IRS Static Mortality Table projected forward to our plans’ measurement dates to calculate the year-end defined benefit pension, other postretirement benefit, and postemployment benefit obligations and annual expense.

Actual future net defined benefit pension, other postretirement benefit, and postemployment benefit plan income or expense will depend on investment performance, changes in future discount rates, changes in health care cost trend rates, and other factors related to the populations participating in these plans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, which for us is the first quarter of fiscal 2018. We do not expect this guidance to have a material impact on our results of operations or financial position.

NON-GAAP MEASURES

We have included in this report measures of financial performance that are not defined by GAAP. We believe that these measures provide useful information to investors, and include these measures in other communications to investors.

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

International Segment Operating Profit Excluding the Impact of Venezuela Currency Devaluation

This measure is used in reporting to our executive management and as a component of the Board of Director’s measurement of our performance for incentive compensation purposes. We believe that this measure provides useful information to investors because it provides transparency to the underlying performance of the International segment by excluding the volatility related to the remeasurement of our Venezuelan subsidiary’s balance sheet. A reconciliation of this measure to International segment operating profit follows:

	Fiscal Year
	2014	2013	2012	2011	2010
International segment operating profit	$472.9	$490.2	$429.6	$291.4	$192.1
Impact of Venezuela currency devaluation	62.2	25.2	—	—	14.0
International segment operating profit excluding Venezuela currency devaluation	$535.1	$515.4	$429.6	$291.4	$206.1

Total Segment Operating Profit Excluding the Impact of Venezuela Currency Devaluation

This measure is used in reporting to our executive management and as a component of the Board of Director’s measurement of our performance for incentive compensation purposes. We believe that this measure provides useful information to investors because it provides transparency to underlying segment performance by excluding the volatility related to the remeasurement of our Venezuelan subsidiary’s balance sheet. A reconciliation of this measure to operating profit, the relevant GAAP measure, follows:

	Fiscal Year
	2014	2013	2012	2011	2010
Operating profit:
U.S. Retail	$2,311.5	$2,392.9	$2,295.3	$2,348.0	$2,385.1
International, excluding Venezuela currency devaluation	535.1	515.4	429.6	291.4	206.1
Convenience Stores and Foodservice	307.3	314.6	286.7	306.3	263.3
Total segment operating profit excluding Venezuela currency devaluation	3,153.9	3,222.9	3,011.6	2,945.7	2,854.5
Unallocated corporate items	196.2	326.1	347.6	184.1	202.9
Divestiture (gain)	(65.5)	—	—	(17.4)	—
Restructuring, impairment, and other exit costs	3.6	19.8	101.6	4.4	31.4
Venezuela currency devaluation	62.2	25.2	—	—	14.0
Operating profit	$2,957.4	$2,851.8	$2,562.4	$2,774.6	$2,606.2

Diluted EPS Excluding Certain Items Affecting Comparability

This measure is used in reporting to our executive management and as a component of the Board of Director’s measurement of our performance for incentive compensation purposes. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-over-year basis. The adjustments are either items resulting from infrequently occurring events or items that, in management’s judgment, significantly affect the year-over-year assessment of operating results.

The reconciliation of diluted EPS excluding certain items affecting comparability to diluted EPS, the relevant GAAP measure, follows:

	Fiscal Year
Per Share Data	2014	2013	2012	2011	2010
Diluted earnings per share, as reported	$2.83	$2.79	$2.35	$2.70	$2.24
Mark-to-market effects (a)	(0.05)	—	0.10	(0.09)	0.01
Divestiture gain, net (b)	(0.06)	—	—	—	—
Tax items (c)	—	(0.13)	—	(0.13)	0.05
Acquisition integration costs (d)	—	0.01	0.01	—	—
Venezuela currency devaluation (e)	0.09	0.03	—	—	0.01
Restructuring costs (f)	0.01	0.02	0.10	—	—
Diluted earnings per share, excluding certain items affecting comparability	$2.82	$2.72	$2.56	$2.48	$2.31

(a)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(c)	The fiscal 2013 tax items consist of a reduction to income taxes related to the restructuring of our GMC subsidiary and an increase to income taxes related to the liquidation of a corporate investment. Additionally, fiscal 2013 and fiscal 2010 include changes in deferred taxes associated with the Medicare Part D subsidies related to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010. The fiscal 2011 tax item represents the effects of court decisions and audit settlements on uncertain tax matters.
(d)	Integration costs resulting from the acquisitions of Yoki in fiscal 2013 and Yoplait S.A.S. and Yoplait Marques S.A.S. in fiscal 2012.
(e)	Impact of remeasuring the assets and liabilities of our Venezuelan subsidiary following currency devaluation in fiscal 2014, fiscal 2013, and fiscal 2010.
(f)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.

Return on Average Total Capital

This measure is used in reporting to our executive management and as a component of the Board of Director’s measurement of our performance for incentive compensation purposes. We believe that this measure provides useful information to investors because it is important for assessing the utilization of capital and it eliminates certain items which affect year-to-year comparability.

	Fiscal Year
In Millions	2014	2013	2012	2011	2010	2009

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,861.3	$1,892.5	$1,589.1	$1,803.5	$1,535.0
Interest, net, after-tax	190.9	201.2	238.9	243.5	261.1

Earnings before interest, after-tax	2,052.2	2,093.7	1,828.0	2,047.0	1,796.1
Mark-to-market effects	(30.5)	(2.8)	65.6	(60.0)	4.5
Tax items	—	(85.4)	—	(88.9)	35.0
Restructuring costs	3.6	15.9	64.3	—	—
Acquisition integration costs	—	8.8	9.7	—	—
Divestiture gain, net	(36.0)	—	—	—	—
Venezuela currency devaluation	57.8	20.8	—	—	9.4

Earnings before interest, after-tax for return on capital calculation	$2,047.1	$2,051.0	$1,967.6	$1,898.1	$1,845.0

Current portion of long-term debt	$1,250.6	$1,443.3	$741.2	$1,031.3	$107.3	$508.5
Notes payable	1,111.7	599.7	526.5	311.3	1,050.1	812.2
Long-term debt	6,423.5	5,926.1	6,161.9	5,542.5	5,268.5	5,754.8

Total debt	8,785.8	7,969.1	7,429.6	6,885.1	6,425.9	7,075.5
Redeemable interest	984.1	967.5	847.8	—	—	—
Noncontrolling interests	470.6	456.3	461.0	246.7	245.1	244.2
Stockholders’ equity	6,534.8	6,672.2	6,421.7	6,365.5	5,402.9	5,172.3

Total capital	16,775.3	16,065.1	15,160.1	13,497.3	12,073.9	12,492.0
Accumulated other comprehensive loss	1,340.3	1,585.3	1,743.7	1,010.8	1,486.9	877.8
After-tax earnings adjustments (a)	(209.3)	(204.2)	(161.5)	(301.1)	(152.2)	(201.1)

Adjusted total capital	$17,906.3	$17,446.2	$16,742.3	$14,207.0	$13,408.6	$13,168.7

Adjusted average total capital	$17,676.2	$17,094.2	$15,474.6	$13,807.8	$13,288.6

Return on average total capital	11.6%	12.0%	12.7%	13.7%	13.9%

(a)	Sum of current year and previous year after-tax adjustments.

Net Sales Growth Rates for Our International Segment Excluding the Impact of Changes in Foreign Currency Exchange

We believe that this measure of our International segment and region net sales provides useful information to investors because it provides transparency to the underlying performance in markets outside the United States by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability.

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

	Fiscal 2014
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	(1)%	3	pts	(4)%
Canada	(1)	(6)		5
Asia/Pacific	9	—		9
Latin America	16	(22)		38
Total International	4%	(4	)pts	8%

	Fiscal 2013
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	11%	(4	)pts	15%
Canada	22	—		22
Asia/Pacific	11	—		11
Latin America	116	(23	)pts	139
Total International	24%	(4	)pts	28%

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

Our future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, tax rates, or the availability of capital; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in the legal and regulatory environment, including labeling and advertising regulations and litigation; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in consumer demand for our products; effectiveness of advertising, marketing, and promotional programs; changes in consumer behavior, trends, and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, and energy; disruptions or inefficiencies in the supply chain; volatility in the market value of derivatives used to manage price risk for certain commodities; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; failure or breach of our information technology systems; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

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

We are exposed to market risk stemming from changes in interest and foreign exchange rates and commodity and equity prices. Changes in these factors could cause fluctuations in our earnings and cash flows. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. The counterparties in these transactions are generally highly rated institutions. We establish credit limits for each counterparty. Our hedging transactions include but are not limited to a variety of derivative financial instruments. For information on interest rate, foreign exchange, commodity price, and equity instrument risk, please see Note 7 to the Consolidated Financial Statements in Item 8 of this report.

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

The VAR calculation used historical interest and foreign exchange rates, and commodity and equity prices from the past year to estimate the potential volatility and correlation of these rates in the future. The market data were drawn from the RiskMetrics™ data set. The calculations are not intended to represent actual losses in fair value that we expect to incur. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, we would expect that any loss or gain in the fair value of our derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposure. The positions included in the calculations were: debt; investments; interest rate swaps; foreign exchange forwards; commodity swaps, futures and options; and equity instruments. The calculations do not include the underlying foreign exchange and commodities or equity-related positions that are offset by these market-risk-sensitive instruments.

The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 25, 2014, and May 26, 2013, and the average fair value impact during the year ended May 25, 2014.

	Fair Value Impact
In Millions	May 25, 2014	Average during fiscal 2014	May 26, 2013
Interest rate instruments	$32.7	$29.5	$21.5
Foreign currency instruments	7.2	7.1	3.5
Commodity instruments	3.0	3.2	5.4
Equity instruments	1.1	0.8	0.7

ITEM 8	Financial Statements and Supplementary Data

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

The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2015, subject to ratification by the stockholders at the annual meeting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

July 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

General Mills, Inc.:

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 25, 2014 and May 26, 2013, and the related consolidated statements of earnings, comprehensive income, total equity and redeemable interest, and cash flows for each of the fiscal years in the three-year period ended May 25, 2014. In connection with our audits of the consolidated financial statements, we have audited the accompanying financial statement schedule. We also have audited General Mills, Inc.’s internal control over financial reporting as of May 25, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 25, 2014 and May 26, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 25, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, General Mills, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 25, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

July 3, 2014

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	Fiscal Year
	2014	2013	2012

Net sales	$17,909.6	$17,774.1	$16,657.9

Cost of sales	11,539.8	11,350.2	10,613.2

Selling, general, and administrative expenses	3,474.3	3,552.3	3,380.7

Divestiture (gain)	(65.5)	—	—

Restructuring, impairment, and other exit costs	3.6	19.8	101.6

Operating profit	2,957.4	2,851.8	2,562.4

Interest, net	302.4	316.9	351.9

Earnings before income taxes and after-tax earnings from joint ventures	2,655.0	2,534.9	2,210.5

Income taxes	883.3	741.2	709.6

After-tax earnings from joint ventures	89.6	98.8	88.2

Net earnings, including earnings attributable to redeemable and noncontrolling interests	1,861.3	1,892.5	1,589.1

Net earnings attributable to redeemable and noncontrolling interests	36.9	37.3	21.8

Net earnings attributable to General Mills	$1,824.4	$1,855.2	$1,567.3

Earnings per share - basic	$2.90	$2.86	$2.42

Earnings per share - diluted	$2.83	$2.79	$2.35

Dividends per share	$1.55	$1.32	$1.22

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2014	2013	2012

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,861.3	$1,892.5	$1,589.1

Other comprehensive income (loss), net of tax:

Foreign currency translation	(11.3)	0.8	(420.1)

Net actuarial gain (loss)	206.0	45.0	(504.6)

Other fair value changes:

Securities	0.3	0.8	(0.2)

Hedge derivatives	5.0	24.6	(53.4)

Reclassification to earnings:

Hedge derivatives	(4.6)	12.2	11.5

Amortization of losses and prior service costs	107.6	98.8	81.7

Other comprehensive income (loss), net of tax	303.0	182.2	(885.1)

Total comprehensive income	2,164.3	2,074.7	704.0

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	94.9	61.1	(130.4)

Comprehensive income attributable to General Mills	$2,069.4	$2,013.6	$834.4

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	May 25, 2014	May 26, 2013
ASSETS
Current assets:
Cash and cash equivalents	$867.3	$741.4
Receivables	1,483.6	1,446.4
Inventories	1,559.4	1,545.5
Deferred income taxes	74.1	128.0
Prepaid expenses and other current assets	409.1	437.6

Total current assets	4,393.5	4,298.9

Land, buildings, and equipment	3,941.9	3,878.1
Goodwill	8,650.5	8,622.2
Other intangible assets	5,014.3	5,015.1
Other assets	1,145.5	843.7

Total assets	$23,145.7	$22,658.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,611.3	$1,423.2
Current portion of long-term debt	1,250.6	1,443.3
Notes payable	1,111.7	599.7
Other current liabilities	1,449.9	1,827.7

Total current liabilities	5,423.5	5,293.9

Long-term debt	6,423.5	5,926.1
Deferred income taxes	1,666.0	1,389.1
Other liabilities	1,643.2	1,952.9

Total liabilities	15,156.2	14,562.0

Redeemable interest	984.1	967.5

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,231.8	1,166.6
Retained earnings	11,787.2	10,702.6
Common stock in treasury, at cost, shares of 142.3 and 113.8	(5,219.4)	(3,687.2)
Accumulated other comprehensive loss	(1,340.3)	(1,585.3)

Total stockholders’ equity	6,534.8	6,672.2

Noncontrolling interests	470.6	456.3

Total equity	7,005.4	7,128.5

Total liabilities and equity	$23,145.7	$22,658.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity, and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Redeemable Interest
Balance as of May 29, 2011	754.6	$75.5	$1,319.8	(109.8)	$(3,210.3)	$ 9,191.3	$(1,010.8)	$246.7	$ 6,612.2
Total comprehensive income (loss)						1,567.3	(732.9)	(44.3)	790.1	$(86.1)
Cash dividends declared ($1.22 per share)						(800.1)			(800.1)
Shares purchased				(8.3)	(313.0)				(313.0)
Stock compensation plans (includes income tax benefits of $63.1)			3.2	12.0	346.3				349.5
Unearned compensation related to restricted stock unit awards			(93.4)						(93.4)
Stock-based compensation			108.3						108.3
Addition of redeemable and noncontrolling interest from acquisitions								263.8	263.8	904.4
Increase in redemption value of redeemable interest			(29.5)						(29.5)	29.5
Distributions to noncontrolling interest holders								(5.2)	(5.2)
Balance as of May 27, 2012	754.6	75.5	1,308.4	(106.1)	(3,177.0)	9,958.5	(1,743.7)	461.0	6,882.7	847.8
Total comprehensive income						1,855.2	158.4	18.3	2,031.9	42.8
Cash dividends declared ($1.70 per share)						(1,111.1)			(1,111.1)
Shares purchased			(30.0)	(24.2)	(1,014.9)				(1,044.9)
Stock compensation plans (includes income tax benefits of $103.0)			(38.6)	16.5	504.7				466.1
Unearned compensation related to restricted stock unit awards			(80.5)						(80.5)
Stock-based compensation			100.4						100.4
Increase in redemption value of redeemable interest			(93.1)						(93.1)	93.1
Distributions to noncontrolling interest holders								(23.0)	(23.0)	(16.2)
Balance as of May 26, 2013	754.6	75.5	1,166.6	(113.8)	(3,687.2)	10,702.6	(1,585.3)	456.3	7,128.5	967.5
Total comprehensive income						1,824.4	245.0	24.9	2,094.3	70.0
Cash dividends declared ($1.17 per share)						(739.8)			(739.8)
Shares purchased			30.0	(35.6)	(1,775.3)				(1,745.3)
Stock compensation plans (includes income tax benefits of $69.3)			13.8	7.1	243.1				256.9
Unearned compensation related to restricted stock unit awards			(91.3)						(91.3)
Stock-based compensation			108.5						108.5
Decrease in redemption value of redeemable interest			4.2						4.2	(4.2)
Addition of noncontrolling interest								17.6	17.6
Distributions to redeemable and noncontrolling interest holders								(28.2)	(28.2)	(49.2)
Balance as of May 25, 2014	754.6	$75.5	$1,231.8	(142.3)	$(5,219.4)	$11,787.2	$(1,340.3)	$470.6	$ 7,005.4	$984.1

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2014	2013	2012
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,861.3	$1,892.5	$1,589.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	585.4	588.0	541.5
After-tax earnings from joint ventures	(89.6)	(98.8)	(88.2)
Distributions of earnings from joint ventures	90.5	115.7	68.0
Stock-based compensation	108.5	100.4	108.3
Deferred income taxes	172.5	81.8	149.4
Tax benefit on exercised options	(69.3)	(103.0)	(63.1)
Pension and other postretirement benefit plan contributions	(49.7)	(223.2)	(222.2)
Pension and other postretirement benefit plan costs	124.1	131.2	77.8
Divestiture (gain)	(65.5)	—	—
Restructuring, impairment, and other exit costs	(18.8)	(60.2)	97.8
Changes in current assets and liabilities, excluding the effects of acquisitions	(32.2)	471.1	243.8
Other, net	(76.2)	30.5	(95.0)

Net cash provided by operating activities	2,541.0	2,926.0	2,407.2

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(663.5)	(613.9)	(675.9)
Acquisitions, net of cash acquired	—	(898.0)	(1,050.1)
Investments in affiliates, net	(54.9)	(40.4)	(22.2)
Proceeds from disposal of land, buildings, and equipment	6.6	24.2	2.2
Proceeds from divestiture	121.6	—	—
Exchangeable note	29.3	16.2	(131.6)
Other, net	(0.9)	(3.5)	6.8

Net cash used by investing activities	(561.8)	(1,515.4)	(1,870.8)

Cash Flows - Financing Activities
Change in notes payable	572.9	(44.5)	227.9
Issuance of long-term debt	1,673.0	1,001.1	1,390.5
Payment of long-term debt	(1,444.8)	(542.3)	(1,450.1)
Proceeds from common stock issued on exercised options	108.1	300.8	233.5
Tax benefit on exercised options	69.3	103.0	63.1
Purchases of common stock for treasury	(1,745.3)	(1,044.9)	(313.0)
Dividends paid	(983.3)	(867.6)	(800.1)
Addition of noncontrolling interest	17.6	—	—
Distributions to noncontrolling and redeemable interest holders	(77.4)	(39.2)	(5.2)
Other, net	(14.2)	(6.6)	(13.2)

Net cash used by financing activities	(1,824.1)	(1,140.2)	(666.6)

Effect of exchange rate changes on cash and cash equivalents	(29.2)	(0.2)	(18.2)

Increase (decrease) in cash and cash equivalents	125.9	270.2	(148.4)
Cash and cash equivalents - beginning of year	741.4	471.2	619.6

Cash and cash equivalents - end of year	$867.3	$741.4	$471.2

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(41.0)	$(44.6)	$(24.2)
Inventories	(88.3)	18.7	144.5
Prepaid expenses and other current assets	10.5	(64.3)	149.4
Accounts payable	191.5	263.6	12.1
Other current liabilities	(104.9)	297.7	(38.0)

Changes in current assets and liabilities	$(32.2)	$471.1	$243.8

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

Our fiscal year ends on the last Sunday in May. Fiscal years 2014, 2013 and 2012 each consisted of 52 weeks.

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

Land, Buildings, Equipment, and Depreciation

Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 to 50 years, and equipment, furniture, and software are usually depreciated over 3 to 10 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation and the resulting gains and losses, if any, are recognized in earnings. As of May 25, 2014, assets held for sale were insignificant.

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

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors.

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

Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Pillsbury, Totino’s, Progresso, Green Giant, Yoplait, Old El Paso, Yoki, and Häagen-Dazs brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs which included projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate.

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

In addition, we assess our investments in our joint ventures if we have reason to believe an impairment may have occurred including, but not limited to, ongoing operating losses, projected decreases in earnings, increases in the weighted average cost of capital or significant business disruptions. The significant assumptions used to estimate fair value include revenue growth and profitability, royalty rates, capital spending, depreciation and taxes, foreign currency exchange rates, and a discount rate. By their nature, these projections and assumptions are uncertain. If we were to determine the current fair value of our investment was less than the carrying value of the investment, then we would assess if the shortfall was of a temporary or permanent nature and write down the investment to its fair value if we concluded the impairment is other than temporary.

Redeemable Interest

We have a 51 percent controlling interest in Yoplait S.A.S., a consolidated entity. Sodiaal International (Sodiaal) holds the remaining 49 percent interest in Yoplait S.A.S. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum remaining term of 6 years. This put option requires us to classify Sodiaal’s interest as a redeemable interest outside of equity on our Consolidated Balance Sheets for as long as the put is exercisable by Sodiaal. When the put is no longer exercisable, the redeemable interest will be reclassified to noncontrolling interests on our Consolidated Balance Sheets. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. During the third quarter of fiscal 2014, we adjusted the redeemable interest’s redemption value based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long-range plan, capital spending, depreciation, taxes, foreign currency rates, and a discount rate.

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

Certain equity-based compensation plans contain provisions that accelerate vesting of awards upon retirement, termination, or death of eligible employees and directors. We consider a stock-based award to be vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

We report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, thereby reducing net operating cash flows and increasing net financing cash flows.

Defined Benefit Pension, Other Postretirement Benefit, and Postemployment Benefit Plans

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

We recognize the underfunded or overfunded status of a defined benefit pension plan as an asset or liability and recognize changes in the funded status in the year in which the changes occur through AOCI.

Use of Estimates

Preparing our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, postretirement and postemployment benefits. Actual results could differ from our estimates.

NOTE 3. ACQUISITIONS AND DIVESTITURES

During the fourth quarter of fiscal 2014, we sold certain grain elevators in our U.S. Retail segment for $121.6 million in cash, subject to a working capital adjustment, and recorded a pre-tax gain of $65.5 million.

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

In fiscal 2014, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions
Charges associated with restructuring actions previously announced	$3.6
Total	$3.6

In fiscal 2014, the restructuring charge related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012. These restructuring actions were completed in fiscal 2014. In fiscal 2014, we paid $22.4 million in cash related to restructuring actions.

In fiscal 2013, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions
Charges associated with restructuring actions previously announced	$19.8
Total	$19.8

In fiscal 2013, the restructuring charge was primarily related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012, consisting of $10.6 million of employee severance expense and other exit costs of $8.0 million. In fiscal 2013, we paid $79.9 million in cash related to restructuring actions.

In fiscal 2012, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions
Productivity and cost savings plan	$100.6
Charges associated with restructuring actions previously announced	1.0
Total	$101.6

In fiscal 2012, we recorded a $100.6 million restructuring charge related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012. The plan was designed to improve organizational effectiveness and focus on key growth strategies, and included organizational changes to strengthen business alignment and actions to accelerate administrative efficiencies across all of our operating segments and support functions. In connection with this initiative, we eliminated approximately 850 positions globally. The restructuring charge consisted of $87.6 million of employee severance expense and a non-cash charge of $13.0 million related to the write-off of certain long-lived assets in our U.S. Retail segment. All of our operating segments and support functions were affected by these actions including $69.9 million related to our U.S. Retail segment, $12.2 million related to our Convenience Stores and Foodservice segment, $9.5 million related to our International segment, and $9.0 million related to our administrative functions. In fiscal 2012, we paid $3.8 million in cash related to restructuring actions taken in fiscal 2012 and previous years.

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 29, 2011	$ 1.7	$ 5.5	$ —	$ 7.2
2012 charges, including foreign currency translation	82.4	—	—	82.4
Utilized in 2012	(1.0)	(2.8)	0.1	(3.7)
Reserve balance as of May 27, 2012	83.1	2.7	0.1	85.9
2013 charges, including foreign currency translation	10.6	—	—	10.6
Utilized in 2013	(74.2)	(2.7)	(0.1)	(77.0)
Reserve balance as of May 26, 2013	19.5	—	—	19.5
2014 charges, including foreign currency translation	6.4	—	—	6.4
Utilized in 2014	(22.4)	—	—	(22.4)
Reserve balance as of May 25, 2014	$ 3.5	$ —	$ —	$ 3.5

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

NOTE 5. INVESTMENTS IN JOINT VENTURES

We have a 50 percent equity interest in Cereal Partners Worldwide (CPW), which manufactures and markets ready-to-eat cereal products in more than 130 countries outside the United States and Canada. CPW also markets cereal bars in several European countries and manufactures private label cereals for customers in the United Kingdom. We have guaranteed a portion of CPW’s debt and its pension obligation in the United Kingdom.

We also have a 50 percent equity interest in Häagen-Dazs Japan, Inc. (HDJ). This joint venture manufactures and markets Häagen-Dazs ice cream products and frozen novelties.

Results from our CPW and HDJ joint ventures are reported for the 12 months ended March 31.

Joint venture related balance sheet activity follows:

In Millions	May 25, 2014	May 26, 2013
Cumulative investments	$507.5	$478.5
Goodwill and other intangibles	563.2	537.2
Aggregate advances	332.0	291.5

Joint venture earnings and cash flow activity follows:

	Fiscal Year
In Millions	2014	2013	2012
Sales to joint ventures	$12.1	$12.3	$10.4
Net advances	54.9	36.7	22.2
Dividends received	90.5	115.7	68.0

Summary combined financial information for the joint ventures on a 100 percent basis follows:

	Fiscal Year
In Millions	2014	2013	2012
Net sales:
CPW	$2,107.9	$2,132.2	$2,152.6
HDJ	386.9	420.5	428.9
Total net sales	2,494.8	2,552.7	2,581.5

Gross margin	1,030.3	1,057.3	1,084.1
Earnings before income taxes	219.1	260.3	250.3
Earnings after income taxes	168.8	201.6	189.0

In Millions	May 25, 2014	May 26, 2013
Current assets	$1,031.1	$976.7
Noncurrent assets	1,129.8	1,088.2
Current liabilities	1,779.0	1,717.4
Noncurrent liabilities	110.3	115.1

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets are as follows:

In Millions	May 25, 2014	May 26, 2013
Goodwill	$8,650.5	$8,622.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,504.1	4,499.5
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	630.7	602.6
Less accumulated amortization	(120.5)	(87.0)
Intangible assets subject to amortization	510.2	515.6
Other intangible assets	5,014.3	5,015.1
Total	$13,664.8	$13,637.3

Based on the carrying value of finite-lived intangible assets as of May 25, 2014, amortization expense for each of the next five fiscal years is estimated to be approximately $30 million.

The changes in the carrying amount of goodwill for fiscal 2012, 2013, and 2014 are as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice	Joint Ventures	Total
Balance as of May 29, 2011	$5,142.9	$ 162.6	$921.1	$524.2	$6,750.8
Acquisitions	670.3	946.4	—	—	1,616.7
Other activity, primarily foreign currency translation	—	(119.1)	—	(65.9)	(185.0)
Balance as of May 27, 2012	5,813.2	989.9	921.1	458.3	8,182.5
Acquisitions	28.2	378.8	—	—	407.0
Other activity, primarily foreign currency translation	—	18.3	—	14.4	32.7
Balance as of May 26, 2013	5,841.4	1,387.0	921.1	472.7	8,622.2
Divestiture	(12.2)	—	—	—	(12.2)
Other activity, primarily foreign currency translation	—	15.0	—	25.5	40.5
Balance as of May 25, 2014	$5,829.2	$1,402.0	$921.1	$498.2	$8,650.5

We performed our fiscal 2014 impairment assessment as of November 25, 2013, and determined there was no impairment of goodwill for any of our reporting units as their related fair values were substantially in excess of their carrying values. Our Europe and Yoplait U.S. reporting units have experienced declining business performance. While these reporting units had significant coverage as of the assessment date, we will continue to monitor these businesses.

The changes in the carrying amount of other intangible assets for fiscal 2012, 2013, and 2014 are as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 29, 2011	$3,242.5	$ 497.9	$72.9	$3,813.3
Acquisitions	58.2	1,050.3	—	1,108.5
Other activity, primarily foreign currency translation	(3.7)	(204.1)	(9.1)	(216.9)
Balance as of May 27, 2012	3,297.0	1,344.1	63.8	4,704.9
Acquisitions	20.0	290.7	—	310.7
Other activity, primarily foreign currency translation	(4.6)	3.4	0.7	(0.5)
Balance as of May 26, 2013	3,312.4	1,638.2	64.5	5,015.1
Other activity, primarily foreign currency translation	(4.9)	3.6	0.5	(0.8)
Balance as of May 25, 2014	$3,307.5	$1,641.8	$65.0	$5,014.3

We performed our fiscal 2014 impairment assessment as of November 25, 2013. As of our assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values, except for the Uncle Toby’s brand, which had a fair value 8 percent greater than its carrying value of $63.0 million. In addition, our Mountain High brand had a fair value 23 percent greater than its carrying value of $35.0 million. We will continue to monitor these businesses.

NOTE 7. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 25, 2014, and May 26, 2013, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2014	2013	2014	2013	2014	2013	2014	2013
Available for sale:
Debt securities	$318.6	$134.0	$318.8	$134.1	$0.2	$0.1	$—	$—
Equity securities	1.8	1.8	7.2	6.4	5.4	4.6	—	—
Total	$320.4	$135.8	$326.0	$140.5	$5.6	$4.7	$—	$—

Earnings include no realized gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in AOCI within stockholders’ equity.

Scheduled maturities of our marketable securities are as follows:

	Available for Sale
In Millions	Cost	Market Value
Under 1 year (current)	$316.9	$317.1
From 1 to 3 years	1.1	1.1
From 4 to 7 years	0.6	0.6
Equity securities	1.8	7.2
Total	$320.4	$326.0

Marketable securities with a market value of $2.3 million as of May 25, 2014, were pledged as collateral for derivative contracts. As of May 25, 2014, $43.1 million of certain accounts receivable are pledged as collateral against a foreign uncommitted line of credit.

The fair value and carrying amounts of long-term debt, including the current portion, were $8,188.6 million and $7,674.1 million, respectively, as of May 25, 2014. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

RISK MANAGEMENT ACTIVITIES

As a part of our ongoing operations, we are exposed to market risks such as changes in interest and foreign currency exchange rates and commodity and equity prices. To manage these risks, we may enter into various derivative transactions (e.g., futures, options, and swaps) pursuant to our established policies.

COMMODITY PRICE RISK

Many commodities we use in the production and distribution of our products are exposed to market price risks. We utilize derivatives to manage price risk for our principal ingredients and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), dairy products, natural gas, and diesel fuel. Our primary objective when entering into these derivative contracts is to achieve certainty with regard to the future price of commodities purchased for use in our supply chain. We manage our exposures through a combination of purchase orders, long-term contracts with suppliers, exchange-traded futures and options, and over-the-counter options and swaps. We offset our exposures based on current and projected market conditions and generally seek to acquire the inputs at as close to our planned cost as possible.

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

Unallocated corporate items for fiscal 2014, 2013 and 2012 included:

	Fiscal Year
In Millions	2014	2013	2012
Net loss on mark-to-market valuation of commodity positions	$(4.9)	$(7.6)	$(122.5)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	51.2	13.7	35.7
Net mark-to-market revaluation of certain grain inventories	2.2	(1.7)	(17.4)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$48.5	$4.4	$(104.2)

As of May 25, 2014, the net notional value of commodity derivatives was $304.9 million, of which $124.1 million related to agricultural inputs and $180.8 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2014, 2013, and 2012.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2014, 2013, and 2012.

In advance of planned debt financing, we entered into $250.0 million of treasury locks with an average fixed rate of 1.99 percent. All of these treasury locks were cash settled for $17.9 million during the third quarter of fiscal 2014, coincident with the issuance of our $500.0 million 10-year fixed-rate notes.

During the third quarter of fiscal 2013, we entered into swaps to convert $250.0 million of 0.875 percent fixed-rate notes due January 29, 2016, to floating rates.

As of May 25, 2014, the pre-tax amount of cash-settled interest rate hedge gain or loss remaining in AOCI which will be reclassified to earnings over the remaining term of the related underlying debt follows:

In Millions	Gain/(Loss)
5.2% notes due March 17, 2015	$ (0.4)
5.7% notes due February 15, 2017	(6.0)
5.65% notes due February 15, 2019	2.3
3.15% notes due December 15, 2021	(74.8)
3.65% notes due February 15, 2024	17.3
5.4% notes due June 15, 2040	(14.5)
4.15% notes due February 15, 2043	11.3
Net pre-tax hedge loss in AOCI	$(64.8)

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate derivatives. Average floating rates are based on rates as of the end of the reporting period.

In Millions	May 25, 2014	May 26, 2013
Pay-floating swaps—notional amount	$250.0	$550.0
Average receive rate	0.9%	1.1%
Average pay rate	0.5%	0.4%
Treasury locks—notional amount	$ —	$250.0

The swap contracts mature in fiscal 2016.

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in the Consolidated Balance Sheets to the net fair values that could be reported in the Consolidated Balance Sheets:

	May 25, 2014
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Received	Net Amount (d)

Commodity contracts	$19.1	$ —	$19.1	$ (3.4)	$ —	$15.7	$ (4.0)	$ —	$ (4.0)	$ 3.4	$ —	$ (0.6)

Interest rate contracts	0.7	—	0.7	—	—	0.7	—	—	—	—	—	—

Foreign exchange contracts	10.5	—	10.5	(8.0)	—	2.5	(19.1)	—	(19.1)	8.0	—	(11.1)
Total	$30.3	$ —	$30.3	$(11.4)	$ —	$18.9	$(23.1)	$ —	$(23.1)	$11.4	$ —	$(11.7)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.
(b)	Net fair value as recorded in the Consolidated Balance Sheets.
(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.
(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.
(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

	May 26, 2013
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Received	Net Amount (d)

Commodity contracts	$33.0	$(19.6)	$13.4	$ —	$ —	$13.4	$(23.5)	$19.6	$(3.9)	$ —	$ —	$(3.9)

Interest rate contracts	10.3	—	10.3	—	—	10.3	—	—	—	—	—	—

Foreign exchange contracts	22.5	—	22.5	(1.7)	—	20.8	(1.7)	—	(1.7)	1.7	—	—
Total	$65.8	$(19.6)	$46.2	$(1.7)	$ —	$44.5	$(25.2)	$19.6	$(5.6)	$ 1.7	$ —	$(3.9)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.
(b)	Net fair value as recorded in the Consolidated Balance Sheets.
(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.
(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.
(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

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

As of May 25, 2014, the net notional value of foreign exchange derivatives was $1,222.9 million. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2014, 2013, and 2012.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. During the second quarter of fiscal 2014, we entered into a net investment hedge for a portion of our net investment in foreign operations denominated in euros by issuing €500.0 million of euro-denominated bonds. As of May 25, 2014, we had deferred net foreign currency transaction losses of $104.3 million in AOCI associated with hedging activity.

Venezuela is a highly inflationary economy and as such, we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In February 2013, the Venezuelan government devalued the bolivar by resetting the official exchange rate. The effect of the devaluation in fiscal 2013 was a $25.2 million foreign exchange loss in segment operating profit resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary. On February 19, 2014, the Venezuelan government established a new foreign exchange market mechanism (“SICAD 2”) and has indicated that this will be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In the fourth quarter of fiscal 2014, we recorded a $62.2 million foreign exchange loss in the International segment operating profit resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary at the SICAD 2 rate of 50.0 bolivars per U.S. dollar. We have been able to access U.S. dollars through the SICAD 2 market. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. At May 25, 2014, we had $2.6 million of non-U.S. dollar cash balances in Venezuela.

EQUITY INSTRUMENTS

Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of May 25, 2014, the net notional amount of our equity swaps was $104.4 million. These swap contracts mature in fiscal 2015.

FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of May 25, 2014 and May 26, 2013, were as follows:

	May 25, 2014				May 25, 2014
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$ —	$ 0.7	$—	$0.7	$—	$ —	$—	$—
Foreign exchange contracts (c) (d)	—	9.9	—	9.9	—	(12.6)	—	(12.6)
Total	—	10.6	—	10.6	—	(12.6)	—	(12.6)

Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	0.6	—	0.6	—	(6.5)	—	(6.5)
Commodity contracts (c) (e)	11.1	8.0	—	19.1	—	(4.0)	—	(4.0)
Grain contracts (c) (e)	—	7.5	—	7.5	—	(4.9)	—	(4.9)
Total	11.1	16.1	—	27.2	—	(15.4)	—	(15.4)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	7.2	318.8	—	326.0	—	—	—	—
Total	7.2	318.8	—	326.0	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$18.3	$345.5	$—	$363.8	$—	$(28.0)	$—	$(28.0)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.

	May 26, 2013				May 26, 2013
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$ —	$ 10.3	$ —	$ 10.3	$ —	$ —	$ —	$ —
Foreign exchange contracts (c) (d)	—	15.7	—	15.7	—	(1.6)	—	(1.6)
Total	—	26.0	—	26.0	—	(1.6)	—	(1.6)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	6.7	—	6.7	—	(0.1)	—	(0.1)
Equity contracts (a) (e)	—	—	—	—	—	(0.2)	—	(0.2)
Commodity contracts (c) (e)	10.3	3.1	—	13.4	—	(3.9)	—	(3.9)
Grain contracts (c) (e)	—	7.5	—	7.5	—	(30.4)	—	(30.4)
Total	10.3	17.3	—	27.6	—	(34.6)	—	(34.6)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	6.4	134.1	—	140.5	—	—	—	—
Total	6.4	134.1	—	140.5	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$16.7	$177.4	$ —	$194.1	$ —	$(36.2)	$ —	$(36.2)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the fiscal years ended May 25, 2014, and May 26, 2013, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships:
Amount of gain recognized in other comprehensive income (OCI) (a)	$ 10.6	$ 19.1	$ 0.6	$16.4	$ —	$ —	$ —	$ —	$ 11.2	$ 35.5
Amount of net gain (loss) reclassified from AOCI into earnings (a) (b)	(11.7)	(12.5)	16.4	(4.8)	—	—	—	—	4.7	(17.3)
Amount of net gain (loss) recognized in earnings (c)	—	—	(0.1)	0.4	—	—	—	—	(0.1)	0.4
Derivatives in Fair Value Hedging Relationships:
Amount of net gain recognized in earnings (d)	0.2	0.8	—	—	—	—	—	—	0.2	0.8
Derivatives Not Designated as Hedging Instruments:
Amount of net gain (loss) recognized in earnings (d)	—	—	(20.0)	11.6	9.8	12.0	(4.9)	(7.6)	(15.1)	16.0

(a)	Effective portion.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS

As of May 25, 2014, the after-tax amounts of unrealized gains and losses in AOCI related to hedge derivatives follows:

In Millions	After-Tax Gain/(Loss)
Unrealized losses from interest rate cash flow hedges	$(39.4)
Unrealized gains from foreign currency cash flow hedges	0.6
After-tax loss in AOCI related to hedge derivatives	$(38.8)

The net amount of pre-tax gains and losses in AOCI as of May 25, 2014, that we expect to be reclassified into net earnings within the next 12 months is $7.4 million of loss.

CREDIT-RISK-RELATED CONTINGENT FEATURES

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 25, 2014, was $9.0 million. We have posted no collateral under these contracts. If the credit-risk-related contingent features underlying these agreements had been triggered on May 25, 2014, we would have been required to post $9.0 million of collateral to counterparties.

CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK

During fiscal 2014, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 21 percent of our consolidated net sales and 30 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 7 percent of our net sales in the International segment and 7 percent of our net sales in the Convenience Stores and Foodservice segment. As of May 25, 2014, Wal-Mart accounted for 31 percent of our U.S. Retail receivables, 5 percent of our International receivables, and 9 percent of our Convenience Stores and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 53 percent of its fiscal 2014 net sales, the five largest customers in our International segment accounted for 25 percent of its fiscal 2014 net sales, and the five largest customers in our Convenience Stores and Foodservice segment accounted for 42 percent of its fiscal 2014 net sales.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $5.9 million against which we do not hold collateral. Under the terms of our swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of May 25, 2014, $285.5 million of our total accounts payable is payable to suppliers who utilize this third party service.

NOTE 8. DEBT

Notes Payable

The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 25, 2014		May 26, 2013
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$1,007.6	0.2%	$515.5	0.2%
Financial institutions	104.1	12.1	84.2	13.0
Total	$1,111.7	1.3%	$599.7	2.0%

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have uncommitted and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 25, 2014:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$ —
May 2019	1.0	—
Total committed credit facilities	2.7	—
Uncommitted credit facilities	0.4	0.1
Total committed and uncommitted credit facilities	$3.1	$0.1

In May 2014, we entered into a $1.0 billion fee-paid committed credit facility that is scheduled to expire in May 2019. Concurrent with the execution of this credit facility, we terminated our credit facility that provided $1.0 billion of revolving credit which was scheduled to expire in April 2015.

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of May 25, 2014.

Long-Term Debt

In May 2014, we repaid $400.0 million of floating-rate notes and $300.0 million of 1.55 percent notes.

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

Certain of our long-term debt agreements contain restrictive covenants. As of May 25, 2014, we were in compliance with all of these covenants.

As of May 25, 2014, the $64.8 million pre-tax loss recorded in AOCI associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from AOCI to net interest in fiscal 2015 is a $10.6 million pre-tax loss.

A summary of our long-term debt is as follows:

In Millions	May 25, 2014	May 26, 2013
5.65% notes due February 15, 2019	$1,150.0	$1,150.0
5.7% notes due February 15, 2017	1,000.0	1,000.0
3.15% notes due December 15, 2021	1,000.0	1,000.0
5.2% notes due March 17, 2015	750.0	750.0
5.25% notes due August 15, 2013	—	700.0
2.1% notes due November 16, 2020	681.5	—
5.4% notes due June 15, 2040	500.0	500.0
4.15% notes due February 15, 2043	500.0	500.0
3.65% notes due February 15, 2024	500.0	—
Floating-rate notes due January 29, 2016	500.0	250.0
Floating-rate notes due May 16, 2014	—	400.0
Euribor-based floating-rate note due December 15, 2014	395.3	368.6
1.55% notes due May 16, 2014	—	300.0
0.875% notes due January 29, 2016	250.0	250.0
Floating-rate notes due January 28, 2016	250.0	—
Medium-term notes, 0.02% to 6.4%, due fiscal 2015 or later	204.2	204.2
Other, including capital leases	(6.9)	(3.4)
	7,674.1	7,369.4
Less amount due within one year	(1,250.6)	(1,443.3)
Total long-term debt	$6,423.5	$5,926.1

Principal payments due on long-term debt in the next five years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are $1,250.6 million in fiscal 2015, $1,000.6 million in fiscal 2016, $1,000.0 million in fiscal 2017, $100.0 million in fiscal 2018, and $1,150.0 million in fiscal 2019.

NOTE 9. REDEEMABLE AND NONCONTROLLING INTERESTS

Our principal redeemable and noncontrolling interests relate to our Yoplait S.A.S., Yoplait Marques S.A.S., Liberté Marques, S.a.r.l., and General Mills Cereals, LLC (GMC) subsidiaries. In addition, we have seven foreign subsidiaries that have noncontrolling interests totaling $5.8 million as of May 25, 2014.

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal holds the remaining interests in each of the entities. On the acquisition date in fiscal 2012, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year up to a maximum remaining term of 6 years. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement. As of May 25, 2014, the redemption value of the euro-denominated redeemable interest was $984.1 million.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $311.2 million for fiscal 2014 and $263.5 million for fiscal 2013.

On the acquisition date in fiscal 2012, we recorded the $263.8 million fair value of Sodiaal’s 50 percent euro-denominated interest in Yoplait Marques S.A.S. as a noncontrolling interest on our Consolidated Balance Sheets. Yoplait Marques S.A.S. earns a royalty stream through a licensing agreement with Yoplait S.A.S. for the rights to the Yoplait and related trademarks. Yoplait Marques S.A.S. pays dividends annually based on its available cash as of its fiscal year end.

During the third quarter of fiscal 2014, we formed Liberté Marques, S.a.r.l. and sold a 50 percent euro-denominated interest in the entity to Sodiaal in exchange for $17.6 million. We recorded Sodiaal’s 50 percent interest in the entity as a noncontrolling interest on our Consolidated Balance Sheets. Liberté Marques, S.a.r.l. earns a royalty stream through licensing agreements with certain Yoplait group companies for the rights to Liberté and related trademarks. Liberté Marques, S.a.r.l. pays dividends annually based on its available cash as of its fiscal year end.

During fiscal 2014, we paid $71.9 million of dividends to Sodiaal under the terms of the Yoplait S.A.S. and Yoplait Marques S.A.S. shareholder agreements.

During the first quarter of fiscal 2013, in conjunction with the consent of the Class A investor, we restructured GMC through the distribution of its manufacturing assets, stock, inventory, cash, and certain intellectual property to a wholly owned subsidiary. GMC retained the remaining intellectual property. Immediately following the restructuring, the Class A Interests of GMC were sold by the then current holder to another unrelated third-party investor.

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

Our noncontrolling interests contain restrictive covenants. As of May 25, 2014, we were in compliance with all of these covenants.

NOTE 10. STOCKHOLDERS’ EQUITY

Cumulative preference stock of 5.0 million shares, without par value, is authorized but unissued.

On June 28, 2010, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock. The Board terminated this authorization on May 6, 2014, and authorized the repurchase of up to 100 million shares of our common stock. Purchases under the authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no specified termination date.

During fiscal 2014, we repurchased 35.6 million shares of common stock for an aggregate purchase price of $1,774.4 million. During fiscal 2013, we repurchased 24.2 million shares of common stock for an aggregate purchase price of $1,014.9 million. During fiscal 2012, we repurchased 8.3 million shares of common stock for an aggregate purchase price of $313.0 million.

During the fourth quarter of fiscal 2013, we entered into an Accelerated Share Repurchase (ASR) agreement with an unrelated third party financial institution to repurchase an aggregate of $300.0 million of our outstanding common stock. Under the ASR agreement, we paid $300.0 million to the financial institution and received 5.5 million shares of common stock with a fair value of $270.0 million during the fourth quarter of 2013. We received an additional 0.6 million shares of common stock upon completion of the ASR agreement during the first quarter of fiscal 2014. As of May 26, 2013, we recorded this transaction as an increase in treasury stock of $270.0 million, and recorded the remaining $30.0 million as a decrease to additional paid-in capital on our Consolidated Balance Sheets. Upon completion of the ASR agreement in the first quarter of fiscal 2014, we reclassified the $30.0 million to treasury stock from additional paid-in capital on our Consolidated Balance Sheets.

The following table provides details of total comprehensive income:

	Fiscal 2014
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,824.4	$ 5.8	$31.1
Other comprehensive income (loss):
Foreign currency translation	$(71.8)	$—	(71.8)	19.1	41.4
Net actuarial income	327.2	(121.2)	206.0	—	—
Other fair value changes:
Securities	0.5	(0.2)	0.3	—	—
Hedge derivatives	14.4	(7.0)	7.4	—	(2.4)
Reclassification to earnings:
Hedge derivatives (a)	(4.7)	0.2	(4.5)	—	(0.1)
Amortization of losses and prior service costs (b)	172.7	(65.1)	107.6	—	—
Other comprehensive income	438.3	(193.3)	245.0	19.1	38.9
Total comprehensive income			$2,069.4	$24.9	$70.0

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expense.

	Fiscal 2013
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,855.2	$ 8.0	$29.3
Other comprehensive income (loss):
Foreign currency translation	$(19.8)	$—	(19.8)	10.3	10.3
Net actuarial loss	76.3	(31.3)	45.0	—	—
Other fair value changes:
Securities	1.2	(0.4)	0.8	—	—
Hedge derivatives	33.5	(10.4)	23.1	—	1.5
Reclassification to earnings:
Hedge derivatives (a)	15.0	(4.5)	10.5	—	1.7
Amortization of losses and prior service costs (b)	159.9	(61.1)	98.8	—	—
Other comprehensive income	266.1	(107.7)	158.4	10.3	13.5
Total comprehensive income			$2,013.6	$18.3	$42.8

(a)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expense.

	Fiscal 2012
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,567.3	$ 6.8	$ 15.0
Other comprehensive income (loss):
Foreign currency translation	$(270.3)	$—	(270.3)	(51.1)	(98.7)
Net actuarial gain	(813.1)	308.5	(504.6)	—	—
Other fair value changes:
Securities	(0.3)	0.1	(0.2)	—	—
Hedge derivatives	(80.8)	31.2	(49.6)	—	(3.8)
Reclassification to earnings:
Hedge derivatives (a)	16.3	(6.2)	10.1	—	1.4
Amortization of losses and prior service costs (b)	131.6	(49.9)	81.7	—	—
Other comprehensive loss	(1,016.6)	283.7	(732.9)	(51.1)	(101.1)
Total comprehensive income (loss)			$834.4	$(44.3)	$ (86.1)

(a)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expense.

In fiscal 2014, 2013, and 2012, except for reclassifications to earnings, changes in other comprehensive income (loss) were primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	May 25, 2014	May 26, 2013
Foreign currency translation adjustments	$191.3	$263.1
Unrealized gain (loss) from:
Securities	2.9	2.6
Hedge derivatives	(38.8)	(41.7)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,469.2)	(1,801.5)
Prior service costs	(26.5)	(7.8)
Accumulated other comprehensive loss	$(1,340.3)	$(1,585.3)

NOTE 11. STOCK PLANS

We use broad-based stock plans to help ensure that management’s interests are aligned with those of our stockholders. As of May 25, 2014, a total of 30.8 million shares were available for grant in the form of stock options, restricted stock, restricted stock units, and shares of unrestricted stock under the 2011 Stock Compensation Plan (2011 Plan) and the 2011 Compensation Plan for Non-Employee Directors. The 2011 Plan also provides for the issuance of cash-settled share-based units, stock appreciation rights, and performance awards. Stock-based awards now outstanding include some granted under the 2001, 2003, 2005, 2006, 2007, and 2009 stock plans and the Executive Incentive Plan, under which no further awards may be granted. The stock plans provide for accelerated vesting of awards upon retirement, termination, or death of eligible employees and directors.

Stock Options

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2014	2013	2012
Estimated fair values of stock options granted	$6.03	$3.65	$5.88
Assumptions:
Risk-free interest rate	2.6%	1.6%	2.9%
Expected term	9.0 years	9.0 years	8.5 years
Expected volatility	17.4%	17.3%	17.6%
Dividend yield	3.1%	3.5%	3.3%

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

Information on stock option activity follows:

	Options Exercisable (Thousands)	Weighted- Average Exercise Price Per Share	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share
Balance as of May 29, 2011	39,221.7	$23.78	67,547.3	$26.82
Granted			4,069.0	37.29
Exercised			(10,279.3)	24.12
Forfeited or expired			(394.3)	27.88
Balance as of May 27, 2012	39,564.9	25.27	60,942.7	27.96
Granted			3,407.7	38.15
Exercised			(16,534.6)	23.49
Forfeited or expired			(143.7)	34.06
Balance as of May 26, 2013	29,290.3	27.69	47,672.1	30.22
Granted			2,789.8	48.33
Exercised			(6,181.3)	24.78
Forfeited or expired			(111.6)	38.74
Balance as of May 25, 2014	29,452.8	$28.37	44,169.0	$32.10

Stock-based compensation expense related to stock option awards was $18.2 million in fiscal 2014, $17.5 million in fiscal 2013, and $23.9 million in fiscal 2012.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year
In Millions	2014	2013	2012
Net cash proceeds	$108.1	$300.8	$233.5
Intrinsic value of options exercised	$166.6	$297.2	$156.7

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

Information on restricted stock unit and cash-settled share-based units activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 26, 2013	8,042.2	$35.89	388.2	$32.60	2,287.8	$38.41
Granted	2,069.8	48.49	74.3	48.39	—	—
Vested	(2,004.8)	29.76	(144.9)	28.39	(1,445.5)	28.25
Forfeited, expired, or reclassified	(213.5)	40.83	(68.1)	39.55	(19.5)	37.03
Non-vested as of May 25, 2014	7,893.7	$40.81	249.5	$25.67	822.8	$36.52

	Fiscal Year
	2014	2013	2012
Number of units granted (thousands)	2,144.1	2,404.9	2,785.7
Weighted average price per unit	$48.49	$38.41	$37.29

The total grant-date fair value of restricted stock unit awards that vested during fiscal 2014 was $104.6 million, and $134.1 million vested during fiscal 2013.

As of May 25, 2014, unrecognized compensation expense related to non-vested stock options and restricted stock units was $117.2 million. This expense will be recognized over 17 months, on average.

Stock-based compensation expense related to restricted stock units and cash-settled share-based payment awards was $107.0 million for fiscal 2014, $128.9 million for fiscal 2013, and $124.3 million for fiscal 2012.

NOTE 12. EARNINGS PER SHARE

Basic and diluted EPS were calculated using the following:

	Fiscal Year
In Millions, Except per Share Data	2014	2013	2012
Net earnings attributable to General Mills	$1,824.4	$1,855.2	$1,567.3

Average number of common shares—basic EPS	628.6	648.6	648.1
Incremental share effect from: (a)
Stock options	12.3	12.0	13.9
Restricted stock, restricted stock units, and other	4.8	5.0	4.7
Average number of common shares—diluted EPS	645.7	665.6	666.7

Earnings per share—basic	$2.90	$2.86	$2.42
Earnings per share—diluted	$2.83	$2.79	$2.35

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2014	2013	2012
Anti-dilutive stock options and restricted stock units	1.7	0.6	5.8

NOTE 13. RETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

Defined Benefit Pension Plans

We have defined benefit pension plans covering most employees in the United States, Canada, France, and the United Kingdom. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made no voluntary contributions to our principal U.S. plans in fiscal 2014 and made a $200.0 million voluntary contribution in each of fiscal 2013 and fiscal 2012. We do not expect to be required to make any contributions in fiscal 2015. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control. In fiscal 2012, we announced changes to our U.S. defined benefit pension plans. All new salaried employees hired on or after June 1, 2013 are eligible for a new retirement program that does not include a defined benefit pension plan. Current salaried employees remain in the existing defined benefit pension plan with adjustments to benefits.

Other Postretirement Benefit Plans

We also sponsor plans that provide health care benefits to the majority of our retirees in the United States, Canada, and Brazil. The United States salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We made $24.0 million in voluntary contributions to these plans in fiscal 2014. We did not make voluntary contributions to these plans in fiscal 2013.

Health Care Cost Trend Rates

Assumed health care cost trends are as follows:

	Fiscal Year
	2014	2013
Health care cost trend rate for next year	6.5% and 7.3%	8.0%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.0%	5.2%
Year that the rate reaches the ultimate trend rate	2025	2019

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 7.3 percent for retirees age 65 and over and 6.5 percent for retirees under age 65 at the end of fiscal 2014. Rates are graded down annually until the ultimate trend rate of 5.0 percent is reached in 2025 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease
Effect on the aggregate of the service and interest cost components in fiscal 2015	$ 4.7	$ (3.9)
Effect on the other postretirement accumulated benefit obligation as of May 25, 2014	82.7	(73.2)

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

We use our fiscal year end as the measurement date for our defined benefit pension and other postretirement benefit plans.

Summarized financial information about defined benefit pension, other postretirement benefit, and postemployment benefit plans is presented below:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2014	2013	2014	2013	2014	2013
Change in Plan Assets:
Fair value at beginning of year	$5,066.1	$4,353.9	$436.9	$358.8
Actual return on assets	740.2	698.7	59.1	67.9
Employer contributions	25.6	223.1	24.1	0.1
Plan participant contributions	6.7	15.2	13.5	13.0
Benefits payments	(231.4)	(222.6)	(16.3)	(2.9)
Foreign currency	4.6	(2.2)	—	—

Fair value at end of year	$5,611.8	$5,066.1	$517.3	$436.9

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$5,381.4	$4,991.5	$1,148.2	$1,129.0	$145.4	$141.3
Service cost	133.0	124.4	22.7	21.6	7.7	7.8
Interest cost	239.5	237.3	50.5	52.1	4.1	4.4
Plan amendment	17.8	0.2	18.2	—	—	4.5
Curtailment/other	—	—	(2.9)	—	3.7	11.4
Plan participant contributions	6.7	15.2	13.5	13.0	—	—
Medicare Part D reimbursements	—	—	4.3	4.1	—	—
Actuarial loss (gain)	67.6	237.5	(119.4)	(23.0)	1.8	(10.4)
Benefits payments	(231.6)	(222.8)	(59.3)	(58.9)	(17.2)	(13.6)
Foreign currency	3.6	(1.9)	(1.0)	(0.1)	(0.2)	—
Acquisitions	—	—	—	10.4	—	—
Projected benefit obligation at end of year	$5,618.0	$5,381.4	$1,074.8	$1,148.2	$145.3	$145.4
Plan assets less than benefit obligation as of fiscal year end	$(6.2)	$(315.3)	$(557.5)	$(711.3)	$(145.3)	$(145.4)

The accumulated benefit obligation for all defined benefit pension plans was $5,093.1 million as of May 25, 2014, and $4,888.8 million as of May 26, 2013.

Amounts recognized in AOCI as of May 25, 2014, and May 26, 2013, are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2014	2013	2014	2013	2014	2013	2014	2013
Net actuarial loss	$(1,389.2)	$(1,625.1)	$(70.2)	$(168.2)	$(9.8)	$(8.2)	$(1,469.2)	$(1,801.5)
Prior service (costs) credits	(26.1)	(18.5)	4.0	16.6	(4.4)	(5.9)	(26.5)	(7.8)
Amounts recorded in accumulated other comprehensive loss	$(1,415.3)	$(1,643.6)	$(66.2)	$(151.6)	$(14.2)	$(14.1)	$(1,495.7)	$(1,809.3)

Plans with accumulated benefit obligations in excess of plan assets are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$433.1	$396.9	$—	$—	$ —	$ —
Accumulated benefit obligation	375.6	346.6	1,070.0	1,132.9	145.3	145.4
Plan assets at fair value	—	9.5	517.3	436.9	—	—

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$133.0	$124.4	$114.3	$22.7	$21.6	$18.0	$7.7	$7.8	$7.5
Interest cost	239.5	237.3	237.9	50.5	52.1	55.6	4.1	4.4	4.8
Expected return on plan assets	(455.6)	(428.0)	(440.3)	(34.6)	(32.1)	(35.5)	—	—	—
Amortization of losses	151.0	136.0	108.1	15.4	17.1	14.5	0.6	2.1	1.7
Amortization of prior service costs (credits)	5.6	6.2	8.6	(3.4)	(3.4)	(3.4)	2.4	1.9	2.1
Other adjustments	—	—	—	—	—	—	3.7	11.4	12.0
Settlement or curtailment losses	—	—	—	(2.9)	—	—	—	—	—
Net expense	$73.5	$75.9	$28.6	$47.7	$55.3	$49.2	$18.5	$27.6	$28.1

We expect to recognize the following amounts in net periodic benefit expense in fiscal 2015:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Amortization of losses	$141.7	$4.9	$0.7
Amortization of prior service costs (credits)	7.4	(1.6)	2.4

Assumptions

Weighted-average assumptions used to determine fiscal year-end benefit obligations are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2014	2013	2014	2013	2014	2013
Discount rate	4.54%	4.54%	4.51%	4.50%	3.82%	3.70%
Rate of salary increases	4.44	4.44	—	—	4.44	4.44

Weighted-average assumptions used to determine fiscal year net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.54%	4.85%	5.45%	4.52%	4.70%	5.35%	3.70%	3.86%	4.77%
Rate of salary increases	4.44	4.44	4.92	—	—	—	4.44	4.45	4.92
Expected long-term rate of return on plan assets	8.53	8.53	9.52	8.11	8.13	9.32	—	—	—

Discount Rates

Our discount rate assumptions are determined annually as of the last day of our fiscal year for our defined benefit pension, other postretirement benefit, and postemployment benefit plan obligations. We also use the same discount rates to determine defined benefit pension, other postretirement benefit, and postemployment benefit plan income and expense for the following fiscal year. We work with our outside actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using the Aa Above Median corporate bond yield, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.

Fair Value of Plan Assets

The fair values of our pension and postretirement benefit plans’ assets and their respective levels in the fair value hierarchy at May 25, 2014 and May 26, 2013, by asset category were as follows:

	May 25, 2014				May 26, 2013
In Millions	Level 1	Level 2	Level 3	Total Assets	Level 1	Level 2	Level 3	Total Assets
Fair value measurement of pension plan assets:
Equity (a)	$1,305.4	$793.9	$568.2	$2,667.5	$1,439.4	$828.3	$559.3	$2,827.0
Fixed income (b)	586.3	1,347.7	—	1,934.0	476.6	801.0	—	1,277.6
Real asset investments (c)	98.2	128.3	602.9	829.4	131.1	169.1	430.4	730.6
Other investments (d)	—	—	0.3	0.3	—	60.9	0.3	61.2
Cash and accruals	180.6	—	—	180.6	169.7	—	—	169.7
Total fair value measurement of pension plan assets	$2,170.5	$2,269.9	$1,171.4	$5,611.8	$2,216.8	$1,859.3	$990.0	$5,066.1

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$86.6	$129.1	$21.1	$236.8	$93.1	$92.0	$ 20.2	$205.3
Fixed income (b)	18.5	65.8	—	84.3	17.2	50.3	—	67.5
Real asset investments (c)	—	19.3	17.9	37.2	1.8	7.1	14.5	23.4
Other investments (d)	—	152.4	—	152.4	—	130.9	—	130.9
Cash and accruals	6.6	—	—	6.6	9.8	—	—	9.8
Fair value measurement of postretirement benefit plan assets	$111.7	$366.6	$39.0	$517.3	$121.9	$280.3	$ 34.7	$436.9

(a)	Primarily publicly traded common stock and private equity partnerships for purposes of total return and to maintain equity exposure consistent with policy allocations. Investments include: United States and international equity securities, mutual funds, and equity futures valued at closing prices from national exchanges; and commingled funds, privately held securities, and private equity partnerships valued at unit values or net asset values provided by the investment managers, which are based on the fair value of the underlying investments. Various methods are used to determine fair values and may include the cost of the investment, most recent financing, and expected cash flows. For some of these investments, realization of the estimated fair value is dependent upon transactions between willing sellers and buyers.
(b)	Primarily government and corporate debt securities for purposes of total return and managing fixed income exposure to policy allocations. Investments include: fixed income securities and bond futures generally valued at closing prices from national exchanges, fixed income pricing models, and independent financial analysts; and fixed income commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.
(c)	Publicly traded common stock and limited partnerships in the energy and real estate sectors for purposes of total return. Investments include: energy and real estate securities generally valued at closing prices from national exchanges; and commingled funds, private securities, and limited partnerships valued at unit values or net asset values provided by the investment managers, which are generally based on the fair value of the underlying investments.
(d)	Global balanced fund of equity, fixed income, and real estate securities for purposes of meeting Canadian pension plan asset allocation policies, and insurance and annuity contracts to provide a stable stream of income for retirees and to fund postretirement medical benefits. Fair values are derived from unit values provided by the investment managers, which are generally based on the fair value of the underlying investments and contract fair values from the providers.

The following table is a roll forward of the Level 3 investments of our pension and postretirement benefit plans’ assets during the years ended May 25, 2014 and May 26, 2013:

	Fiscal 2014
In Millions	Balance as of May 26, 2013	Net Transfers Out	Net Purchases, Sales Issuances, and Settlements	Net Gain	Balance as of May 25, 2014
Pension benefit plan assets:
Equity	$559.3	$ —	$(59.0)	$67.9	$ 568.2
Real asset investments	430.4	—	(25.5)	198.0	602.9
Other investments	0.3	—	—	—	0.3
Fair value activity of level 3 pension plan assets	$990.0	$ —	$(84.5)	$265.9	$1,171.4

Postretirement benefit plan assets:
Equity	$ 20.2	$ —	$ (0.7)	$1.6	$ 21.1
Real asset investments	14.5	(4.2)	1.4	6.2	17.9
Fair value activity of level 3 postretirement benefit plan assets	$ 34.7	$(4.2)	$ 0.7	$7.8	$ 39.0

	Fiscal 2013
In Millions	Balance as of May 27, 2012	Net Transfers Out	Net Purchases, Sales Issuances, and Settlements	Net Gain	Balance as of May 26, 2013
Pension benefit plan assets:
Equity	$575.4	$ (0.1)	$(61.0)	$45.0	$559.3
Real asset investments	361.2	—	48.3	20.9	430.4
Other investments	0.3	—	—	—	0.3
Fair value activity of level 3 pension plan assets	$936.9	$ (0.1)	$(12.7)	$65.9	$990.0

Postretirement benefit plan assets:
Equity	$ 22.0	$ —	$ (2.3)	$ 0.5	$ 20.2
Real asset investments	8.4	—	4.8	1.3	14.5
Fair value activity of level 3 postretirement benefit plan assets	$ 30.4	$ —	$ 2.5	$ 1.8	$ 34.7

The net change in level 3 assets attributable to unrealized gains at May 25, 2014, was $85.3 million for our pension plan assets, and $2.6 million for our postretirement benefit plan assets.

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

Weighted-average asset allocations for the past two fiscal years for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Fiscal Year		Fiscal Year
	2014	2013	2014	2013

Asset category:
United States equities	25.5%	29.5%	38.4%	39.4%
International equities	13.9	17.3	24.0	21.6
Private equities	10.3	11.2	4.1	4.7
Fixed income	35.5	27.5	26.3	28.9
Real assets	14.8	14.5	7.2	5.4

Total	100.0%	100.0%	100.0%	100.0%

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

Contributions and Future Benefit Payments

We do not expect to be required to make contributions to our defined benefit pension, other postretirement benefit, and postemployment benefit plans in fiscal 2015. Actual fiscal 2015 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2015 to 2024 as follows:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans Gross Payments	Medicare Subsidy Receipts	Postemployment Benefit Plans

2015	$244.6	$ 60.3	$ 4.7	$21.0
2016	253.8	62.8	5.2	19.3
2017	263.4	63.7	5.5	17.9
2018	273.5	64.2	6.0	16.8
2019	284.3	66.5	6.4	16.0
2020-2024	1,596.6	359.6	25.5	70.5

Defined Contribution Plans

The General Mills Savings Plan is a defined contribution plan that covers domestic salaried, hourly, nonunion, and certain union employees. This plan is a 401(k) savings plan that includes a number of investment funds, including a Company stock fund and an Employee Stock Ownership Plan (ESOP). We sponsor another money purchase plan for certain domestic hourly employees with net assets of $20.6 million as of May 25, 2014, and $19.4 million as of May 26, 2013. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $44.8 million in fiscal 2014, $46.0 million in fiscal 2013, and $41.8 million in fiscal 2012.

We match a percentage of employee contributions to the General Mills Savings Plan. The Company match is directed to investment options of the participant’s choosing. The number of shares of our common stock allocated to participants in the ESOP was 8.4 million as of May 25, 2014, and 9.1 million as of May 26, 2013. The ESOP’s only assets are our common stock and temporary cash balances.

The Company stock fund and the ESOP held $708.2 million and $691.9 million of Company common stock as of May 25, 2014, and May 26, 2013.

NOTE 14. INCOME TAXES

The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2014	2013	2012

Earnings before income taxes and after-tax earnings from joint ventures:
United States	$2,181.4	$2,051.2	$1,816.5
Foreign	473.6	483.7	394.0

Total earnings before income taxes and after-tax earnings from joint ventures	$2,655.0	$2,534.9	$2,210.5

Income taxes:
Currently payable:
Federal	$526.7	$493.4	$399.1
State and local	37.8	39.5	52.0
Foreign	146.3	126.5	109.1

Total current	710.8	659.4	560.2

Deferred:
Federal	159.1	68.8	167.9
State and local	21.3	19.2	(1.3)
Foreign	(7.9)	(6.2)	(17.2)

Total deferred	172.5	81.8	149.4

Total income taxes	$883.3	$741.2	$709.6

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2014	2013	2012

United States statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	1.4	1.3	1.4
Foreign rate differences	(0.1)	(0.6)	(2.0)
Deferred taxes for Medicare subsidies	—	(1.3)	—
GMC subsidiary restructure	—	(2.5)	—
Domestic manufacturing deduction	(2.3)	(2.1)	(1.8)
Other, net	(0.7)	(0.6)	(0.5)
Effective income tax rate	33.3%	29.2%	32.1%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 25, 2014	May 26, 2013

Accrued liabilities	$106.0	$154.6
Compensation and employee benefits	546.0	619.2
Unrealized hedges	—	6.9
Pension	—	112.5
Tax credit carryforwards	78.9	78.0
Stock, partnership, and miscellaneous investments	427.9	461.1
Capital losses	13.0	13.6
Net operating losses	71.4	65.1
Other	117.7	138.8

Gross deferred tax assets	1,360.9	1,649.8
Valuation allowance	221.6	232.8

Net deferred tax assets	1,139.3	1,417.0

Brands	1,373.4	1,380.4
Fixed assets	499.4	537.4
Pension	2.0	—
Intangible assets	204.2	168.3
Tax lease transactions	53.1	55.1
Inventories	60.6	52.0
Stock, partnership, and miscellaneous investments	470.7	456.7
Unrealized hedges	22.8	—
Other	45.0	28.2

Gross deferred tax liabilities	2,731.2	2,678.1

Net deferred tax liability	$1,591.9	$1,261.1

We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carryforward period to allow us to realize these deferred tax benefits.

Of the total valuation allowance of $221.6 million, $161.2 million relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition and $57.2 million relates to various state and foreign loss carryforwards. We have approximately $74 million of U.S. foreign tax credit carryforwards for which no valuation allowance has been recorded. As of May 25, 2014, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

The carryforward periods on our foreign loss carryforwards are as follows: $42.4 million do not expire; $7.9 million expire in fiscal 2015 and 2016; and $25.2 million expire in fiscal 2017 and beyond.

We have not recognized a deferred tax liability for unremitted earnings of approximately $2.8 billion from our foreign operations because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested.

In fiscal 2010, we recorded a non-cash income tax charge and decrease to our deferred tax assets of $35.0 million related to a reduction of the tax deductibility of retiree health cost to the extent of any Medicare Part D subsidy received beginning in fiscal 2013 under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010. During fiscal 2013, we took certain actions to restore part of the tax benefits associated with Medicare Part D subsidies and recorded a $33.7 million discrete decrease to income tax expense and an increase to our deferred tax assets.

During the first quarter of fiscal 2013, in conjunction with the consent of the Class A investor, we restructured GMC through the distribution of its manufacturing assets, stock, inventory, cash, and certain intellectual property to a wholly owned subsidiary. GMC retained the remaining intellectual property. Immediately following this restructuring, the Class A Interests were sold by the then current holder to another unrelated third party investor. As a result of these transactions, we recorded a $63.3 million decrease to deferred income tax liabilities related to the tax basis of the investment in GMC and certain distributed assets, with a corresponding discrete non-cash reduction to income taxes in fiscal 2013.

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

The Internal Revenue Service (IRS) is currently auditing our federal tax returns for the fiscal 2011 and 2012 tax years. Several state examinations are also in progress.

During fiscal 2013, the IRS concluded its field examination of our 2009 and 2010 tax years and proposed adjustments related to the timing for deducting accrued bonus expenses. The audit closure and related proposed adjustments did not have a material impact on our results of operations or financial position. The accrued bonus issue is currently under review by the IRS Appeals Division. We expect to make a one-time cash payment of approximately $6 million to settle this issue in fiscal 2015. As of May 25, 2014, we have effectively settled all issues with the IRS for fiscal years 2008 and prior.

During fiscal 2014, the Canadian Revenue Agency (CRA) completed its review of our Canadian income tax returns for fiscal years 2009 through 2011. Assessments related to a prior CRA audit for fiscal years 2004 and 2005 were resolved by the U.S. and Canadian competent authority divisions during fiscal 2014. As of May 25, 2014, all issues associated with fiscal years 2004 and 2005 and 2009 through 2011 have been resolved. The resolution did not have a material impact on our results of operations or financial position.

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

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2014. Approximately $87 million of this total represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain of the liabilities below would impact deferred taxes if recognized. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

	Fiscal Year
In Millions	2014	2013

Balance, beginning of year	$216.2	$231.3
Tax positions related to current year:
Additions	26.5	38.5
Tax positions related to prior years:
Additions	15.1	69.6
Reductions	(94.5)	(74.0)
Settlements	(5.4)	(39.0)
Lapses in statutes of limitations	(7.0)	(10.2)
Balance, end of year	$150.9	$216.2

As of May 25, 2014, we expect to pay approximately $20 million of unrecognized tax benefit liabilities and accrued interest within the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes. The remaining amount of our unrecognized tax liability was classified in other liabilities.

We report accrued interest and penalties related to unrecognized tax benefit liabilities in income tax expense. For fiscal 2014, we recognized a net benefit of $4.6 million of tax-related net interest and penalties, and had $42.0 million of accrued interest and penalties as of May 25, 2014. For fiscal 2013, we recognized a net benefit of $3.0 million of tax-related net interest and penalties, and had $53.1 million of accrued interest and penalties as of May 26, 2013.

NOTE 15. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

An analysis of rent expense by type of property for operating leases follows:

	Fiscal Year
In Millions	2014	2013	2012

Warehouse space	$80.2	$82.8	$72.6
Equipment	32.8	33.5	34.8
Other	76.0	71.6	68.1

Total rent expense	$189.0	$187.9	$175.5

Some operating leases require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

Noncancelable future lease commitments are:

In Millions	Operating Leases	Capital Leases
2015	$ 93.9	$1.5
2016	73.4	0.8
2017	56.8	0.2
2018	42.4	—
2019	33.7	—
After 2019	88.3	—

Total noncancelable future lease commitments	$388.5	$2.5

Less: interest		(0.1)

Present value of obligations under capital leases		$2.4

These future lease commitments will be partially offset by estimated future sublease receipts of approximately $6.0 million. Depreciation on capital leases is recorded as depreciation expense in our results of operations.

As of May 25, 2014, we have issued guarantees and comfort letters of $340.6 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $283.8 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $388.5 million as of May 25, 2014.

NOTE 16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail, 59.2 percent of our fiscal 2014 consolidated net sales; International, 30.1 percent of our fiscal 2014 consolidated net sales; and Convenience Stores and Foodservice, 10.7 percent of our fiscal 2014 consolidated net sales.

Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, and drug, dollar and discount chains operating throughout the United States. Our product categories in this business segment include ready-to-eat cereals, refrigerated yogurt, soup, meal kits, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including granola bars, cereal, and soup.

Our International segment consists of retail and foodservice businesses outside of the United States. Our product categories include ready-to-eat cereals, shelf stable and frozen vegetables, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, refrigerated yogurt, grain and fruit snacks, and super-premium ice cream and frozen desserts. We also sell super-premium ice cream and frozen desserts directly to consumers through owned retail shops. Our International segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer is located.

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

Our operating segment results were as follows:

	Fiscal Year
In Millions	2014	2013	2012
Net sales:
U.S. Retail	$10,604.9	$10,614.9	$10,480.2
International	5,385.9	5,200.2	4,194.3
Convenience Stores and Foodservice	1,918.8	1,959.0	1,983.4
Total	$17,909.6	$17,774.1	$16,657.9
Operating profit:
U.S. Retail	$2,311.5	$2,392.9	$2,295.3
International	472.9	490.2	429.6
Convenience Stores and Foodservice	307.3	314.6	286.7
Total segment operating profit	3,091.7	3,197.7	3,011.6
Unallocated corporate items	196.2	326.1	347.6
Divestiture (gain)	(65.5)	—	—
Restructuring, impairment, and other exit costs	3.6	19.8	101.6
Operating profit	$2,957.4	$2,851.8	$2,562.4

Net sales by class of similar products were as follows:

	Fiscal Year
In Millions	2014	2013	2012

Net sales:
Snacks	$3,232.5	$3,024.0	$2,649.6
Yogurt	2,964.7	2,908.4	2,595.7
Cereal	2,860.1	2,889.2	2,935.2
Convenient meals	2,844.2	2,802.9	2,611.8
Baking mixes and ingredients	1,996.4	1,999.5	1,902.9
Dough	1,890.2	1,944.7	1,925.5
Vegetables	1,014.7	1,089.5	1,082.5
Super-premium ice cream	756.6	717.1	664.6
Other	350.2	398.8	290.1
Total	$17,909.6	$17,774.1	$16,657.9

The following table provides financial information by geographic area:

	Fiscal Year
In Millions	2014	2013	2012
Net sales:
United States	$12,523.0	$12,573.1	$12,462.1
Non-United States	5,386.6	5,201.0	4,195.8
Total	$17,909.6	$17,774.1	$16,657.9

In Millions	May 25, 2014	May 26, 2013
Cash and cash equivalents:
United States	$ 27.2	$ 26.9
Non-United States	840.1	714.5
Total	$867.3	$741.4

In Millions	May 25, 2014	May 26, 2013
Land, buildings, and equipment:
United States	$2,756.6	$2,752.7
Non-United States	1,185.3	1,125.4
Total	$3,941.9	$3,878.1

NOTE 17. SUPPLEMENTAL INFORMATION

The components of certain Consolidated Balance Sheet accounts are as follows:

In Millions	May 25, 2014	May 26, 2013
Receivables:
From customers	$1,504.6	$1,466.3
Less allowance for doubtful accounts	(21.0)	(19.9)
Total	$1,483.6	$1,446.4

In Millions	May 25, 2014	May 26, 2013
Inventories:
Raw materials and packaging	$419.0	$403.0
Finished goods	1,260.2	1,228.7
Grain	97.1	135.6
Excess of FIFO over LIFO cost (a)	(216.9)	(221.8)
Total	$1,559.4	$1,545.5

(a)	Inventories of $904.2 million as of May 25, 2014, and $897.8 million as of May 26, 2013, were valued at LIFO.

In Millions	May 25, 2014	May 26, 2013
Prepaid expenses and other current assets:
Other receivables	$153.9	$193.1
Prepaid expenses	187.2	168.6
Derivative receivables, primarily commodity-related	33.3	47.6
Grain contracts	7.5	7.5
Miscellaneous	27.2	20.8
Total	$409.1	$437.6

In Millions	May 25, 2014	May 26, 2013
Land, buildings, and equipment:
Land	$106.9	$101.2
Buildings	2,228.4	2,168.3
Buildings under capital lease	0.3	0.3
Equipment	5,979.7	5,731.1
Equipment under capital lease	9.0	9.0
Capitalized software	468.0	427.9
Construction in progress	600.8	495.1
Total land, buildings, and equipment	9,393.1	8,932.9
Less accumulated depreciation	(5,451.2)	(5,054.8)
Total	$3,941.9	$3,878.1

In Millions	May 25, 2014	May 26, 2013
Other assets:
Investments in and advances to joint ventures	$507.5	$478.5
Pension assets	432.2	131.8
Exchangeable note with related party	68.2	88.8
Life insurance	25.8	24.4
Miscellaneous	111.8	120.2
Total	$1,145.5	$843.7

In Millions	May 25, 2014	May 26, 2013
Other current liabilities:
Accrued trade and consumer promotions	$578.2	$635.3
Accrued payroll	390.1	417.3
Dividends payable	33.5	279.6
Accrued taxes	63.1	88.0
Accrued interest, including interest rate swaps	92.5	91.2
Grain contracts	4.8	30.0
Restructuring and other exit costs reserve	3.5	19.5
Derivative payable	23.1	4.1
Miscellaneous	261.1	262.7
Total	$1,449.9	$1,827.7

In Millions	May 25, 2014	May 26, 2013
Other noncurrent liabilities:
Accrued compensation and benefits, including obligations for underfunded other postretirement benefit and postemployment benefit plans	$1,341.9	$1,560.2
Accrued taxes	195.6	277.1
Miscellaneous	105.7	115.6
Total	$1,643.2	$1,952.9

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2014	2013	2012
Depreciation and amortization	$585.4	$588.0	$541.5
Research and development expense	243.6	237.9	245.4
Advertising and media expense (including production and communication costs)	869.5	895.0	913.7

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2014	2013	2012
Interest expense	$323.4	$333.8	$370.7
Capitalized interest	(4.9)	(4.3)	(8.9)
Interest income	(16.1)	(12.6)	(9.9)
Interest, net	$302.4	$316.9	$351.9

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2014	2013	2012
Cash interest payments	$288.3	$293.0	$344.3
Cash paid for income taxes	757.2	569.4	590.6

NOTE 18. QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for fiscal 2014 and fiscal 2013 follows:

In Millions, Except Per Share Amounts	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$4,372.7	$4,051.0	$4,875.7	$4,881.8	$4,377.4	$4,430.6	$4,283.8	$4,410.7

Gross margin	1,613.0	1,628.3	1,761.7	1,742.3	1,512.7	1,522.7	1,482.4	1,530.6
Net earnings attributable to General Mills	459.3	548.9	549.9	541.6	410.6	398.4	404.6	366.3
EPS:
Basic	$0.71	$0.84	$0.87	$0.84	$0.66	$0.61	$0.66	$0.57
Diluted	$0.70	$0.82	$0.84	$0.82	$0.64	$0.60	$0.65	$0.55
Dividends per share	$0.38	$0.33	$0.38	$0.33	$0.38	$0.33	$0.41	$0.33
Market price of common stock:
High	$52.73	$39.13	$51.53	$40.77	$51.50	$45.67	$54.40	$50.93
Low	$47.08	$37.55	$47.41	$38.89	$46.86	$40.06	$49.66	$45.42

During the fourth quarter of fiscal 2014, we sold certain grain elevators in our U.S. Retail segment and recorded a pre-tax gain of $65.5 million and recorded a $10.0 million insurance receivable for a fraud-related asset loss incurred in the second quarter of fiscal 2014.

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

Constant currency. Financial results translated to U.S. dollars using constant foreign currency exchange rates based on the rates in effect for the comparable prior-year period. To present this information, current period results for entities reporting in currencies other than United States dollars are translated into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

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

Euribor. European Interbank Offered Rate.

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

New businesses. Our consolidated results for fiscal 2014 include one additional quarter of operating activity from the acquisitions of Yoki Alimentos S.A. in Brazil (second quarter of fiscal 2013) and the assumption of the Canadian Yoplait franchise license (second quarter of 2013). Our consolidated results for 2014 also include three additional quarters of operating activity from the acquisition of Immaculate Baking Company in the United States (third quarter of fiscal 2013). Our consolidated results for fiscal 2013 include operating activity from the acquisitions of Yoki Alimentos, Yoplait Ireland (first quarter of fiscal 2013), Food Should Taste Good in the United States (fourth quarter of fiscal 2012), Parampara Foods in India (first quarter of fiscal 2013), Immaculate Baking Company, and the assumption of the Canadian Yoplait franchise license. Also included in the first quarter of fiscal 2013 are two additional months of results from the acquisition of Yoplait S.A.S. (first quarter of fiscal 2012). Collectively, these items are referred to as “new businesses” in comparing our fiscal 2014 results to fiscal 2013 and fiscal 2013 results to fiscal 2012.

Noncontrolling interests. Interests of subsidiaries held by third parties.

Notional principal amount. The principal amount on which fixed-rate or floating-rate interest payments are calculated.

OCI. Other comprehensive income (loss).

Operating cash flow to debt ratio. Net cash provided by operating activities, divided by the sum of notes payable and long-term debt, including the current portion.

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 25, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 25, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 25, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).

Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (1992), management concluded that our internal control over financial reporting was effective as of May 25, 2014.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board and Chief	Executive Vice President and Chief
Executive Officer	Financial Officer

July 3, 2014

Our independent registered public accounting firm’s attestation report on our internal control over financial reporting is included in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

ITEM 9B	Other Information

None.

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information contained in the sections entitled “Proposal Number 1 — Election of Directors,” “Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is set forth in Item 1 of this report.

The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

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

The information contained in the sections entitled “Executive Compensation,” “Director Compensation,” and “Compensation Risk Assessment” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of May 25, 2014 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)(a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	54,135,227	(b)	$32.10	30,759,224	(d)
Equity compensation plans not approved by security holders	178,073	(c)	$ —	—
Total	54,313,300		$32.10	30,759,224

(a)	Weighted-average term of outstanding options is 4.74 years.

(b)	Includes 44,169,039 stock options, 7,892,072 restricted stock units, and 2,074,116 restricted stock units that have vested and been deferred.

(c)	Includes 178,073 restricted stock units that have vested and been deferred. These awards include stock options granted to a broad group of employees in fiscal 2003 and 2004, and grants in lieu of salary increases and certain other compensation and benefits. We granted these awards under our 1998 Employee Stock Plan, which provided for the issuance of stock options, restricted stock and restricted stock units to attract and retain employees and to align their interests with those of stockholders. We discontinued the 1998 Employee Stock Plan in September 2003, and no future awards may be granted under that plan.

(d)	Includes stock options, restricted stock, restricted stock units, shares of unrestricted stock, stock appreciation rights, and performance awards that we may award under our 2011 Stock Compensation Plan, which had 29,621,268 shares available for grant at May 25, 2014. Also includes stock options and restricted stock units that we may award under our 2011 Compensation Plan for Non-Employee Directors, which had 1,137,956 shares available for grant at fiscal year end.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information set forth in the sections entitled “Board Independence” and “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14	Principal Accounting Fees and Services

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15	Exhibits, Financial Statement Schedules

1.	Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 25, 2014, May 26, 2013, and May 27, 2012.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 25, 2014, May 26, 2013, and May 27, 2012.

Consolidated Balance Sheets as of May 25, 2014, and May 26, 2013.

Consolidated Statements of Cash Flows for the fiscal years ended May 25, 2014, May 26, 2013, and May 27, 2012.

Consolidated Statements of Total Equity and Redeemable Interest for the fiscal years ended May 25, 2014, May 26, 2013, and May 27, 2012.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedule:

For the fiscal years ended May 25, 2014, May 26, 2013, and May 27, 2012:

II – Valuation and Qualifying Accounts

3.	Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

3.2	By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 30, 2014).

4.1	Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank National Association (f/k/a First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).

4.2	First Supplemental Indenture, dated as of May 18, 2009, between the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.1*	2001 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.2*	2003 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.3*	2005 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.4*	2006 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.5*	2007 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.6*	2009 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.7*	2011 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.8*	2011 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.9*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.10*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2010).

10.11*	Separation Pay and Benefits Program for Officers.

10.12*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.13*	Supplemental Retirement Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.14*	2005 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.15*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.16*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.17*	Executive Survivor Income Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.18*	Aircraft Time Sharing Agreement, dated December 12, 2007, between General Mills Sales, Inc. and Kendall J. Powell (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 14, 2007).

10.19*	Supplemental Benefits Trust Agreement (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.20*	Supplemental Benefits Trust Agreement (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.21	Agreements, dated November 29, 1989, by and between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.22	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

10.23	Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).

10.24	Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.25 +	Addenda Nos. 4 and 5 to the Protocol of Cereal Partners Worldwide between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.26	Addendum No. 10 to the Protocol of Cereal Partners Worldwide, dated January 1, 2010, among the Registrant, Nestle S.A. and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010).

10.27 +	Addendum No. 11 to the Protocol of Cereal Partners Worldwide, dated July 17, 2012, among the Registrant, Nestle S.A., and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2012).

10.28	Five-Year Credit Agreement, dated as of April 16, 2012, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 20, 2012).

10.29	Amendment No. 1 to Five-Year Credit Agreement, dated as of May 18, 2012, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2012).

10.30	Five-Year Credit Agreement, dated as of May 23, 2014, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 30, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2014 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated Financial Statements; and (vii) Schedule II – Valuation of Qualifying Accounts.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.
+	Confidential information has been omitted from the exhibit and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

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

GENERAL MILLS, INC.

Dated: July 3, 2014	By:	/s/ Roderick A. Palmore
Name: Roderick A. Palmore
Title: Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendall J. Powell Kendall J. Powell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	July 3, 2014

/s/ Donal L. Mulligan Donal L. Mulligan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 3, 2014

/s/ Jerald A. Young Jerald A. Young	Vice President, Controller (Principal Accounting Officer)	July 3, 2014

/s/ Bradbury H. Anderson Bradbury H. Anderson	Director	July 3, 2014

/s/ R. Kerry Clark R. Kerry Clark	Director	July 3, 2014

/s/ Paul Danos Paul Danos	Director	June 24, 2014

/s/ William T. Esrey William T. Esrey	Director	July 3, 2014

/s/ Raymond V. Gilmartin Raymond V. Gilmartin	Director	July 3, 2014

/s/ Judith Richards Hope Judith Richards Hope	Director	July 3, 2014

/s/ Heidi G. Miller Heidi G. Miller	Director	July 3, 2014

/s/ Hilda Ochoa-Brillembourg Hilda Ochoa-Brillembourg	Director	July 3, 2014

/s/ Steve Odland Steve Odland	Director	June 24, 2014

/s/ Michael D. Rose Michael D. Rose	Director	July 3, 2014

/s/ Robert L. Ryan Robert L. Ryan	Director	July 3, 2014

/s/ Dorothy A. Terrell Dorothy A. Terrell	Director	July 3, 2014

Henrietta H. Fore*	Director

*	Elected to the Board Directors on June 24, 2014

General Mills, Inc. and Subsidiaries

Schedule II - Valuation of Qualifying Accounts

	Fiscal Year
In Millions	2014	2013	2012
Allowance for doubtful accounts:
Balance at beginning of year	$ 19.9	$ 21.7	$ 16.3
Additions charged to expense	12.5	12.0	13.3
Bad debt write-offs	(11.6)	(8.2)	(12.9)
Other adjustments and reclassifications	0.2	(5.6)	5.0
Balance at end of year	$ 21.0	$ 19.9	$ 21.7

Valuation allowance for deferred tax assets:
Balance at beginning of year	$ 232.8	$384.4	$404.5
Additions charged to expense	0.1	5.3	1.8
Adjustments due to acquisition, translation of amounts, and other	(11.3)	(156.9)	(21.9)

Balance at end of year	$ 221.6	$232.8	$384.4

Reserve for restructuring and other exit charges:
Balance at beginning of year	$ 19.5	$ 85.9	$ 7.2
Additions charged to expense, including translation amounts	6.4	10.6	82.4
Net amounts utilized for restructuring activities	(22.4)	(77.0)	(3.7)

Balance at end of year	$ 3.5	$ 19.5	$ 85.9

Reserve for LIFO valuation:
Balance at beginning of year	$ 221.8	$222.7	$168.5
Increase (Decrease)	(4.9)	(0.9)	54.2

Balance at end of year	$ 216.9	$221.8	$222.7

Exhibit Index

Exhibit No.	Description

10.11	Separation Pay and Benefits Program for Officers.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2014 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated Financial Statements; and (vii) Schedule II – Valuation of Qualifying Accounts.