Form 10-Q
period 2014-08-24
GENERAL MILLS INC
filed 2014-09-18
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 24, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of September 5, 2014: 603,747,687 (excluding 150,865,641 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 24, 2014	Aug. 25, 2013
Net sales	$4,268.4	$4,372.7

Cost of sales	2,829.7	2,759.7

Selling, general, and administrative expenses	867.2	875.4

Restructuring, impairment, and other exit costs	14.0	2.8

Operating profit	557.5	734.8

Interest, net	78.5	78.8

Earnings before income taxes and after-tax earnings from joint ventures	479.0	656.0

Income taxes	152.6	212.0

After-tax earnings from joint ventures	26.0	24.1

Net earnings, including earnings attributable to redeemable and noncontrolling interests	352.4	468.1

Net earnings attributable to redeemable and noncontrolling interests	7.2	8.8

Net earnings attributable to General Mills	$345.2	$459.3

Earnings per share - basic	$0.56	$0.71

Earnings per share - diluted	$0.55	$0.70

Dividends per share	$0.41	$0.38

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 24, 2014	Aug. 25, 2013
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$352.4	$468.1

Other comprehensive income (loss), net of tax:

Foreign currency translation	(92.5)	(86.6)

Other fair value changes:
Securities	0.1	0.2
Hedge derivatives	(1.2)	12.1

Reclassification to earnings:
Hedge derivatives	3.5	(2.0)
Amortization of losses and prior service costs	23.5	26.4

Other comprehensive loss, net of tax	(66.6)	(49.9)

Total comprehensive income	285.8	418.2

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	(24.8)	44.0

Comprehensive income attributable to General Mills	$310.6	$374.2

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Aug. 24, 2014	May 25, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$841.2	$867.3
Receivables	1,623.3	1,483.6
Inventories	1,823.3	1,559.4
Deferred income taxes	66.6	74.1
Prepaid expenses and other current assets	341.1	409.1

Total current assets	4,695.5	4,393.5

Land, buildings, and equipment	3,907.0	3,941.9
Goodwill	8,608.1	8,650.5
Other intangible assets	4,967.9	5,014.3
Other assets	1,194.3	1,145.5

Total assets	$23,372.8	$23,145.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,571.3	$1,611.3
Current portion of long-term debt	855.4	1,250.6
Notes payable	1,795.4	1,111.7
Other current liabilities	1,571.0	1,449.9

Total current liabilities	5,793.1	5,423.5

Long-term debt	6,669.1	6,423.5
Deferred income taxes	1,668.6	1,666.0
Other liabilities	1,600.1	1,643.2

Total liabilities	15,730.9	15,156.2

Redeemable interest	959.1	984.1

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,237.5	1,231.8
Retained earnings	11,878.0	11,787.2
Common stock in treasury, at cost, shares of 149.2 and 142.3	(5,613.8)	(5,219.4)
Accumulated other comprehensive loss	(1,374.9)	(1,340.3)

Total stockholders’ equity	6,202.3	6,534.8

Noncontrolling interests	480.5	470.6

Total equity	6,682.8	7,005.4

Total liabilities and equity	$23,372.8	$23,145.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 26, 2013	754.6	$75.5	$1,166.6	(113.8)	$(3,687.2)	$10,702.6	$(1,585.3)	$456.3	$7,128.5	$967.5
Total comprehensive income						1,824.4	245.0	24.9	2,094.3	70.0
Cash dividends declared ($1.17 per share)						(739.8)			(739.8)
Shares purchased			30.0	(35.6)	(1,775.3)				(1,745.3)
Stock compensation plans (includes income tax benefits of $69.3)			13.8	7.1	243.1				256.9
Unearned compensation related to restricted stock unit awards			(91.3)						(91.3)
Earned compensation			108.5						108.5
Decrease in redemption value of redeemable interest			4.2						4.2	(4.2)
Addition of noncontrolling interest								17.6	17.6
Distributions to noncontrolling and redeemable interest holders								(28.2)	(28.2)	(49.2)
Balance as of May 25, 2014	754.6	75.5	1,231.8	(142.3)	(5,219.4)	11,787.2	(1,340.3)	470.6	7,005.4	984.1
Total comprehensive income						345.2	(34.6)	(10.0)	300.6	(14.8)
Cash dividends declared ($0.41 per share)						(254.4)			(254.4)
Shares purchased				(8.8)	(462.5)				(462.5)
Stock compensation plans (includes income tax benefits of $16.7)			21.4	1.9	68.1				89.5
Unearned compensation related to restricted stock unit awards			(69.7)						(69.7)
Earned compensation			43.8						43.8
Decrease in redemption value of redeemable interest			10.2						10.2	(10.2)
Addition of noncontrolling interest								20.7	20.7
Distributions to noncontrolling and redeemable interest holders								(0.8)	(0.8)
Balance as of Aug. 24, 2014	754.6	$75.5	$1,237.5	(149.2)	$(5,613.8)	$11,878.0	$(1,374.9)	$480.5	$6,682.8	$959.1

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 24, 2014	Aug. 25, 2013
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$352.4	$468.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	150.3	151.0
After-tax earnings from joint ventures	(26.0)	(24.1)
Distributions of earnings from joint ventures	24.5	15.0
Stock-based compensation	45.6	41.3
Deferred income taxes	17.4	22.9
Tax benefit on exercised options	(16.7)	(31.6)
Pension and other postretirement benefit plan contributions	(12.3)	(12.1)
Pension and other postretirement benefit plan costs	23.1	30.8
Restructuring, impairment, and other exit costs	12.8	(5.6)
Changes in current assets and liabilities, excluding the effects of acquisitions	(211.2)	(207.9)
Other, net	(30.5)	(66.7)

Net cash provided by operating activities	329.4	381.1

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(148.6)	(123.8)
Acquisitions, net of cash acquired	(12.9)	—
Investments in affiliates, net	(33.2)	11.0
Proceeds from disposal of land, buildings, and equipment	0.3	3.0
Other, net	(2.8)	(3.4)

Net cash used by investing activities	(197.2)	(113.2)

Cash Flows - Financing Activities
Change in notes payable	631.9	985.9
Issuance of long-term debt	271.3	—
Payment of long-term debt	(393.4)	(719.9)
Proceeds from common stock issued on exercised options	17.5	11.7
Tax benefit on exercised options	16.7	31.6
Purchases of common stock for treasury	(438.8)	(298.2)
Dividends paid	(254.4)	(247.5)
Distributions to noncontrolling and redeemable interest holders	(0.8)	—
Other, net	(3.1)	(0.9)

Net cash used by financing activities	(153.1)	(237.3)

Effect of exchange rate changes on cash and cash equivalents	(5.2)	(13.1)

Increase (decrease) in cash and cash equivalents	(26.1)	17.5
Cash and cash equivalents - beginning of year	867.3	741.4

Cash and cash equivalents - end of period	$841.2	$758.9

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(145.1)	$(198.5)
Inventories	(237.2)	(241.6)
Prepaid expenses and other current assets	58.1	27.6
Accounts payable	42.4	47.1
Other current liabilities	70.6	157.5

Changes in current assets and liabilities	$(211.2)	$(207.9)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended August 24, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K.

(2) Divestiture

There were no divestitures in the first quarter of fiscal 2015.

During the fourth quarter of fiscal 2014, we sold certain grain elevators in our U.S. Retail segment for $121.6 million in cash, subject to a working capital adjustment, and recorded a pre-tax gain of $65.5 million.

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring, impairment, and other exit costs were as follows:

	Quarter Ended
In Millions	Aug. 24, 2014	Aug. 25, 2013
Combination of certain operational facilities	$14.0	$—
Charges associated with restructuring actions previously announced	—	2.8
Total	$14.0	$2.8

During the first quarter of fiscal 2015, we approved a plan to combine certain Yoplait and General Mills operational facilities within our International segment to increase efficiencies and reduce costs. Approximately 240 positions will be affected by these actions. We expect to incur approximately $15.0 million of net expenses relating to these actions and we recorded $14.0 million of expense in the first quarter of fiscal 2015, including $13.1 million of severance and $0.9 million of asset write offs and other costs. We expect these actions to be completed in fiscal 2016.

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Total
Reserve balance as of May 25, 2014	$3.5	$3.5
Fiscal 2015 charges, including foreign currency translation	13.9	13.9
Utilized in fiscal 2015	(1.2)	(1.2)
Reserve balance as of Aug. 24, 2014	$16.2	$16.2

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Aug. 24, 2014	May 25, 2014
Goodwill	$8,608.1	$8,650.5
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,478.6	4,504.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	615.3	630.7
Less accumulated amortization	(126.0)	(120.5)

Intangible assets subject to amortization, net	489.3	510.2

Other intangible assets	4,967.9	5,014.3

Total	$13,576.0	$13,664.8

Based on the carrying value of finite-lived intangible assets as of August 24, 2014, annual amortization expense for each of the next five fiscal years is estimated to be approximately $30 million.

The changes in the carrying amount of goodwill during fiscal 2015 were as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice	Joint Ventures	Total
Balance as of May 25, 2014	$5,829.2	$1,402.0	$921.1	$498.2	$8,650.5
Other activity, primarily foreign currency translation	—	(28.2)	—	(14.2)	(42.4)
Balance as of Aug. 24, 2014	$5,829.2	$1,373.8	$921.1	$484.0	$8,608.1

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

The changes in the carrying amount of other intangible assets during fiscal 2015 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 25, 2014	$3,307.5	$1,641.8	$65.0	$5,014.3
Amortization and foreign currency translation	(1.2)	(45.2)	—	(46.4)
Balance as of Aug. 24, 2014	$3,306.3	$1,596.6	$65.0	$4,967.9

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

(5) Inventories

The components of inventories were as follows:

In Millions	Aug. 24, 2014	May 25, 2014
Raw materials and packaging	$462.0	$419.0
Finished goods	1,484.2	1,260.2
Grain	111.0	97.1
Excess of FIFO over LIFO cost	(233.9)	(216.9)
Total	$1,823.3	$1,559.4

(6) Financial Instruments, Risk Management Activities, and Fair Values

Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of August 24, 2014, and May 25, 2014, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
In Millions	Aug. 24, 2014	May 25, 2014	Aug. 24, 2014	May 25, 2014	Aug. 24, 2014	May 25, 2014	Aug. 24, 2014	May 25, 2014
Available-for-sale:
Debt securities	$255.6	$318.6	$255.8	$318.8	$0.2	$0.2	$—	$—
Equity securities	1.8	1.8	7.3	7.2	5.5	5.4	—	—
Total	$257.4	$320.4	$263.1	$326.0	$5.7	$5.6	$—	$—

For the first quarter of fiscal 2015, there were no gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive loss (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available-for-Sale
In Millions	Cost	Market Value
Under 1 year (current)	$254.4	$254.6
From 1 to 3 years	1.1	1.1
From 4 to 7 years	0.1	0.1
Equity securities	1.8	7.3
Total	$257.4	$263.1

Marketable securities with a market value of $2.3 million as of August 24, 2014, were pledged as collateral for certain derivative contracts. As of August 24, 2014, $49.1 million of certain accounts receivable were pledged as collateral against a foreign uncommitted line of credit.

The fair values and carrying amounts of long-term debt, including the current portion, were $8,035.6 million and $7,524.5 million, respectively, as of August 24, 2014. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Although we do not meet the criteria for cash flow hedge accounting, we nonetheless believe that these instruments are effective in achieving our objective of providing certainty in the future price of commodities purchased for use in our supply chain. Accordingly, for purposes of measuring segment operating performance certain gains and losses are reported in unallocated corporate items outside of segment operating results until such time that the exposure we are managing affects earnings. At that time we reclassify the gain or loss from unallocated corporate items to segment operating profit, allowing our operating segments to realize the economic effects of the derivative without experiencing the resulting mark-to-market volatility, which remains in unallocated corporate items.

Unallocated corporate items for the quarter ended August 24, 2014, and August 25, 2013, included:

	Quarter Ended
In Millions	Aug. 24, 2014	Aug. 25, 2013
Net loss on certain mark-to-market valuation of commodity positions	$(41.4)	$(12.3)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	(4.8)	15.8
Net mark-to-market revaluation of certain grain inventories	(3.0)	(4.3)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(49.2)	$(0.8)

As of August 24, 2014, the net notional value of commodity derivatives was $365.5 million, of which $158.6 million related to energy inputs and $206.9 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the period ended August 24, 2014.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the period ended August 24, 2014.

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

As of August 24, 2014, the pre-tax amount of cash-settled interest rate hedge gain or loss remaining in AOCI which will be reclassified to earnings over the remaining term of the related underlying debt is as follows:

In Millions	Gain/(Loss)
5.2% notes due March 17, 2015	$(0.3)
5.7% notes due February 15, 2017	(5.5)
5.65% notes due February 15, 2019	2.2
3.15% notes due December 15, 2021	(72.4)
3.65% notes due February 15, 2024	16.9
5.4% notes due June 15, 2040	(14.4)
4.15% notes due February 15, 2043	11.2
Net pre-tax hedge loss in AOCI	$(62.3)

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate derivatives. Average floating rates are based on rates as of the end of the reporting period.

In Millions	Aug. 24, 2014	May 25, 2014
Pay-floating swaps - notional amount	$250.0	$250.0
Average receive rate	0.9%	0.9%
Average pay rate	0.5%	0.5%

These swap contracts mature in fiscal 2016.

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in the Consolidated Balance Sheets to the net fair values that could be reported in the Consolidated Balance Sheets:

	Aug. 24, 2014
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Received	Net Amount (d)
Commodity contracts	$4.8	$—	$4.8	$(2.6)	$—	$2.2	$(16.2)	$—	$(16.2)	$2.6	$—	$(13.6)
Interest rate contracts	0.3	—	0.3	—	—	0.3	—	—	—	—	—	—
Foreign exchange contracts	9.5	—	9.5	(6.9)	—	2.6	(16.1)	—	(16.1)	6.9	—	(9.2)
Total	$14.6	$—	$14.6	$(9.5)	$—	$5.1	$(32.3)	$—	$(32.3)	$9.5	$—	$(22.8)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.

(b)	Net fair value as recorded in the Consolidated Balance Sheets.

(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.

(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.

(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

	May 25, 2014
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Received	Net Amount (d)
Commodity contracts	$19.1	$—	$19.1	$(3.4)	$—	$15.7	$(4.0)	$—	$(4.0)	$3.4	$—	$(0.6)
Interest rate contracts	0.7	—	0.7	—	—	0.7	—	—	—	—	—	—
Foreign exchange contracts	10.5	—	10.5	(8.0)	—	2.5	(19.1)	—	(19.1)	8.0	—	(11.1)
Total	$30.3	$—	$30.3	$(11.4)	$—	$18.9	$(23.1)	$—	$(23.1)	$11.4	$—	$(11.7)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.

(b)	Net fair value as recorded in the Consolidated Balance Sheets.

(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.

(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.

(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

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

As of August 24, 2014, the net notional value of foreign exchange derivatives was $1.2 billion. The amount of hedge ineffectiveness was less than $1 million for the period ended August 24, 2014.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. During the second quarter of fiscal 2014, we entered into a net investment hedge for a portion of our net investment in foreign operations denominated in euros by issuing €500.0 million of euro-denominated bonds. As of August 24, 2014, we had deferred net foreign currency losses of $84.9 million in AOCI associated with net investment hedging activity.

Venezuela is a highly inflationary economy and as such, we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (“SICAD 2”) and has indicated that this will be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In the first quarter of fiscal 2015, we recorded an immaterial impact in unallocated corporate items resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary at the SICAD 2 rate. We have been able to access U.S. dollars through the SICAD 2 market. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. At August 24, 2014, we had $3.7 million of non-U.S. dollar cash balances in Venezuela.

Equity Instruments. Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of August 24, 2014, the net notional value of our equity swaps was $117.1 million. These swap contracts mature in fiscal 2015.

Fair Value Measurements and Financial Statement Presentation

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of August 24, 2014 and May 25, 2014, were as follows:

	Aug. 24, 2014
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$0.3	$—	$0.3	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	8.1	—	8.1	—	(10.4)	—	(10.4)
Total	—	8.4	—	8.4	—	(10.4)	—	(10.4)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	1.4	—	1.4	—	(5.7)	—	(5.7)
Equity contracts (a) (e)	—	0.1	—	0.1	—	—	—	—
Commodity contracts (c) (e)	1.6	3.2	—	4.8	—	(16.2)	—	(16.2)
Grain contracts (c) (e)	—	3.6	—	3.6	—	(11.3)	—	(11.3)
Total	1.6	8.3	—	9.9	—	(33.2)	—	(33.2)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	7.3	255.8	—	263.1	—	—	—	—
Total	7.3	255.8	—	263.1	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$8.9	$272.5	$—	$281.4	$—	$(43.6)	$—	$(43.6)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

	May 25, 2014
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$0.7	$—	$0.7	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	9.9	—	9.9	—	(12.6)	—	(12.6)
Total	—	10.6	—	10.6	—	(12.6)	—	(12.6)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	0.6	—	0.6	—	(6.5)	—	(6.5)
Commodity contracts (c) (e)	11.1	8.0	—	19.1	—	(4.0)	—	(4.0)
Grain contracts (c) (e)	—	7.5	—	7.5	—	(4.9)	—	(4.9)
Total	11.1	16.1	—	27.2	—	(15.4)	—	(15.4)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	7.2	318.8	—	326.0	—	—	—	—
Total	7.2	318.8	—	326.0	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$18.3	$345.5	$—	$363.8	$—	$(28.0)	$—	$(28.0)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the three-month periods ended August 24, 2014 and August 25, 2013, were as follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 24, 2014	Aug. 25, 2013	Aug. 24, 2014	Aug. 25, 2013	Aug. 24, 2014	Aug. 25, 2013	Aug. 24, 2014	Aug. 25, 2013	Aug. 24, 2014	Aug. 25, 2013
Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$14.4	$(1.5)	$3.7	$—	$—	$—	$—	$(1.5)	$18.1

Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(2.6)	(3.0)	(1.7)	5.1	—	—	—	—	(4.3)	2.1

Amount of loss recognized in earnings (c)	—	—	—	(0.2)	—	—	—	—	—	(0.2)

Derivatives in Fair Value Hedging Relationships:

Amount of net loss recognized in earnings (d)	(0.3)	(1.2)	—	—	—	—	—	—	(0.3)	(1.2)

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	(1.4)	(5.1)	4.1	0.5	(41.4)	(12.3)	(38.7)	(16.9)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(c)	Loss recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

Amounts Recorded in Accumulated Other Comprehensive Loss. As of August 24, 2014, the after-tax amounts of unrealized gains and losses in AOCI related to hedge derivatives follows:

In Millions	After-Tax Gain/(Loss)
Unrealized losses from interest rate cash flow hedges	$(37.8)
Unrealized gains from foreign currency cash flow hedges	1.2
After-tax loss in AOCI related to hedge derivatives	$(36.6)

The net amount of pre-tax gains and losses in AOCI as of August 24, 2014, that we expect to be reclassified into net earnings within the next 12 months is $7.8 million of loss.

Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on August 24, 2014, was $20.7 million. We would be required to post this amount of collateral to the counterparties if the contingent features were triggered.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $6.5 million against which we do not hold any collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of August 24, 2014, $351.3 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Aug. 24, 2014	May 25, 2014
U.S. commercial paper	$1,519.9	$1,007.6
Financial institutions	275.5	104.1
Total	$1,795.4	$1,111.7

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

In June 2014, our subsidiary, Yoplait S.A.S. entered into a €200.0 million fee-paid committed credit facility that is scheduled to expire in June 2019.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 24, 2014:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$—
May 2019	1.0	—
June 2019	0.3	0.1

Total committed credit facilities	3.0	0.1
Uncommitted credit facilities	0.4	0.2
Total committed and uncommitted credit facilities	$3.4	$0.3

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of August 24, 2014.

Long-Term Debt

In June 2014, we issued €200.0 million principal amount of 2.2 percent fixed-rate senior unsecured notes due June 24, 2021 in a private placement offering. Interest on the notes is payable semi-annually. The notes may be redeemed in whole, or in part, at our option at any time for a specific make-whole amount and include a change of control repurchase provision. The net proceeds were used to refinance existing debt.

In May 2014, we repaid $400.0 million of floating-rate notes and $300.0 million of 1.55 percent fixed-rate notes.

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

In August 2013, we repaid $700.0 million of 5.25 percent fixed-rate notes.

Certain of our long-term debt agreements contain restrictive covenants. As of August 24, 2014, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date in fiscal 2012, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of August 24, 2014, the redemption value of the euro-denominated redeemable interest was $959.1 million.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $74.2 million for the quarter ended August 24, 2014, and $77.3 million for the quarter ended August 25, 2013.

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

The third-party holder of the General Mills Cereals, LLC (GMC) Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 110 basis points, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $251.5 million). The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction.

Our noncontrolling interests contain restrictive covenants. As of August 24, 2014, we were in compliance with all of these covenants.

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

The following tables provide details of total comprehensive income (loss):

	Quarter Ended Aug. 24, 2014					Quarter Ended Aug. 25, 2013
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$345.2	$1.6	$5.6			$459.3	$2.1	$6.7
Other comprehensive income (loss):
Foreign currency translation	$(60.4)	$—	(60.4)	(11.6)	(20.5)	$(121.7)	$—	(121.7)	12.0	23.1
Other fair value changes:
Securities	0.2	(0.1)	0.1	—	—	0.3	(0.1)	0.2	—	—
Hedge derivatives	(0.8)	0.2	(0.6)	—	(0.6)	17.8	(6.0)	11.8	—	0.3
Reclassification to earnings:
Hedge derivatives (a)	3.4	(0.6)	2.8	—	0.7	(1.8)	—	(1.8)	—	(0.2)
Amortization of losses and prior service costs (b)	38.9	(15.4)	23.5	—	—	42.6	(16.2)	26.4	—	—
Other comprehensive income (loss):	$(18.7)	$(15.9)	(34.6)	(11.6)	(20.4)	$(62.8)	$(22.3)	(85.1)	12.0	23.2
Total comprehensive income (loss)			$310.6	$(10.0)	$(14.8)			$374.2	$14.1	$29.9

(a)	Loss reclassified from AOCI into earnings is reported in interest, net, for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Aug. 24, 2014	May 25, 2014
Foreign currency translation adjustments	$130.9	$191.3
Unrealized gain (loss) from:
Securities	3.0	2.9
Hedge derivatives	(36.6)	(38.8)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,447.0)	(1,469.2)
Prior service costs	(25.2)	(26.5)
Accumulated other comprehensive loss	$(1,374.9)	$(1,340.3)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, restricted stock units, and performance awards, may be granted to employees and non-employee directors. These programs and related accounting are described in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
In Millions	Aug. 24, 2014	Aug. 25, 2013
Compensation expense related to stock-based payments	$45.6	$41.3

As of August 24, 2014, unrecognized compensation expense related to non-vested stock options, restricted stock, and performance award units was $160.1 million. This expense will be recognized over 25 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
In Millions	Aug. 24, 2014	Aug. 25, 2013
Net cash proceeds	$17.5	$11.7
Intrinsic value of options exercised	$18.3	$50.3

We estimate the fair value of each option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 24, 2014	Aug. 25, 2013
Estimated fair values of stock options granted	$7.22	$6.03
Assumptions:
Risk-free interest rate	2.6%	2.6%
Expected term	8.5 years	9.0 years
Expected volatility	17.5%	17.4%
Dividend yield	3.0%	3.1%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 25, 2014	44,169.0	$32.10
Granted	2,253.1	53.70
Exercised	(713.6)	27.87
Forfeited or expired	(17.3)	43.00
Outstanding as of Aug. 24, 2014	45,691.2	$33.23	4.79	$892.3
Exercisable as of Aug. 24, 2014	33,543.3	$29.67	3.56	$772.8

Information on restricted stock and performance award unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 25, 2014	7,893.7	$40.81	249.5	$25.67	822.8	$36.52
Granted	1,424.3	53.72	49.0	53.70	—	—
Vested	(1,771.2)	37.53	(53.6)	31.72	(822.1)	37.40
Forfeited	(71.4)	44.08	(3.6)	42.97	(0.7)	37.40
Non-vested as of Aug. 24, 2014	7,475.4	$43.49	241.3	$43.04	—	$—

The total grant-date fair value of restricted stock unit awards that vested in the quarter ended August 24, 2014 was $98.9 million, and restricted stock units with a grant-date fair value of $91.3 million vested in the quarter ended August 25, 2013.

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
In Millions, Except per Share Data	Aug. 24, 2014	Aug. 25, 2013
Net earnings attributable to General Mills	$345.2	$459.3

Average number of common shares - basic EPS	612.6	643.0
Incremental share effect from: (a)
Stock options	12.1	12.8
Restricted stock, restricted stock units, and other	4.4	4.5
Average number of common shares - diluted EPS	629.1	660.3

Earnings per share - basic	$0.56	$0.71
Earnings per share - diluted	$0.55	$0.70

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended
In Millions	Aug. 24, 2014	Aug. 25, 2013
Anti-dilutive stock options and restricted stock units	1.5	1.4

(12) Share Repurchases

During the first quarter of fiscal 2015, we repurchased 8.8 million shares of common stock for an aggregate purchase price of $462.5 million, which includes 0.4 million shares that did not settle until the second quarter of fiscal 2015 with an aggregate price of $23.7 million. During the first quarter of fiscal 2014, we repurchased 6.5 million shares of common stock for an aggregate purchase price of $327.3 million, including 0.6 million shares pursuant to the completion of an ASR agreement.

(13) Statements of Cash Flows

During the quarter ended August 24, 2014, we made net cash interest payments of $119.0 million, compared to $126.2 million in the same period last year. Also, in the quarter ended August 24, 2014, we made tax payments of $60.5 million, compared to $47.6 million in the same period last year.

(14) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment expense were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 24, 2014	Aug. 25, 2013	Aug. 24, 2014	Aug. 25, 2013	Aug. 24, 2014	Aug. 25, 2013
Service cost	$34.4	$33.2	$5.6	$5.9	$1.9	$1.9
Interest cost	62.5	59.8	11.8	12.6	1.1	1.0
Expected return on plan assets	(119.3)	(113.8)	(10.0)	(8.7)	—	—
Amortization of losses	35.4	37.5	1.2	3.8	0.2	0.2
Amortization of prior service costs (credits)	1.9	1.4	(0.4)	(0.9)	0.6	0.6
Other adjustments	—	—	—	—	3.1	2.5
Net expense	$14.9	$18.1	$8.2	$12.7	$6.9	$6.2

(15) Business Segment Information

We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail; International; and Convenience Stores and Foodservice.

Beginning in the first quarter of fiscal 2015, we have changed how we assess operating segment performance to exclude the asset and liability remeasurement impact from hyperinflationary economies. This impact is now included in unallocated corporate items. All periods presented have been changed to conform to this presentation.

Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, and drug, dollar and discount chains operating throughout the United States. Our product categories in this business segment are ready-to-eat cereals, refrigerated yogurt, soup, meal kits, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including granola bars, cereal, and soup.

Our International segment consists of retail and foodservice businesses outside of the United States. Our product categories include ready-to-eat cereals, shelf stable and frozen vegetables, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza snacks, refrigerated yogurt, and grain and fruit snacks, and super-premium ice cream and frozen desserts. We also sell super-premium ice cream and frozen desserts directly to consumers through owned retail shops. Our International segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer is located.

In our Convenience Stores and Foodservice segment our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, unbaked and fully baked frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

Operating profit for these segments excludes unallocated corporate items and restructuring, impairment, and other exit costs. Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, contributions to the General Mills Foundation, asset and liability remeasurement impact of hyperinflationary economies and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments.

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

Our operating segment results were as follows:

	Quarter Ended
In Millions	Aug. 24, 2014	Aug. 25, 2013
Net sales:
U.S. Retail	$2,444.3	$2,584.1
International	1,351.1	1,320.8
Convenience Stores and Foodservice	473.0	467.8
Total	$4,268.4	$4,372.7
Operating profit:
U.S. Retail	$457.2	$611.9
International	146.0	125.6
Convenience Stores and Foodservice	87.3	74.1
Total segment operating profit	690.5	811.6
Unallocated corporate items	119.0	74.0
Restructuring, impairment, and other exit costs	14.0	2.8
Operating profit	$557.5	$734.8

(16) New Accounting Pronouncements

In the first quarter of fiscal 2015, we adopted new accounting requirements on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The adoption of this guidance did not have an impact on our results of operations or financial position.

(17) Subsequent Events

On September 8, 2014, we entered into a definitive agreement to acquire all of the outstanding shares of Annie’s Inc., a U.S. producer of branded organic and natural food products, for $46 per share in cash. The proposed transaction has an aggregate value of approximately $820 million. We expect the transaction to close by December 31, 2014.

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Project Century is a review of our North American manufacturing and distribution network to streamline operations and identify potential capacity reductions. We are also pursuing other restructuring projects aimed at overhead cost reduction efforts.

In the second quarter of fiscal 2015, we approved a restructuring plan to consolidate yogurt manufacturing capacity and exit our Methuen, MA facility in our U.S. Retail and Convenience Stores and Foodservice supply chains as part of Project Century. This action will affect approximately 250 positions and we expect to record approximately $7 million of severance expense in the second quarter of fiscal 2015. In addition, we expect to record approximately $16 million of additional expense in the second quarter of fiscal 2015 and $18 million of expense in the remainder of fiscal 2015, primarily fixed asset write-offs. We expect this action to be completed by the end of fiscal 2017 with a total cost of approximately $65 million of which approximately $17 million will be cash.

Also as part of Project Century, in the second quarter of fiscal 2015, we notified the union member employees and union representatives at our Lodi, CA facility of our tentative decision, pending negotiations and consultation with the union, to close this plant to eliminate excess cereal and dry mix capacity in our U.S. Retail supply chain. If implemented, this action could affect approximately 430 positions and we expect to incur charges of approximately $70 million in fiscal 2015 including approximately $31 million of severance expense and $39 million of additional expense, primarily fixed asset write-offs. We expect this action to be completed by the end of fiscal 2017 with a total cost of approximately $123 million of which approximately $24 million will be cash.

In the second quarter of fiscal 2015, we also approved Project Catalyst, a restructuring plan designed to increase organizational effectiveness and reduce overhead expense. At this time, we are unable to make a determination of the estimated amount or range of amounts to be incurred for each type of cost associated with these actions. We will provide further details in an amended Form 8-K at such time as we are able to estimate the costs we expect to incur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in the “Glossary” section below.

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter Results

For the first quarter of fiscal 2015, net sales declined 2 percent to $4,268 million. Total segment operating profit was $690 million, 15 percent lower than the first quarter of fiscal 2014 and also 15 percent lower on a constant currency basis. Diluted earnings per share (EPS) of $0.55 was down 21 percent compared to the first quarter of fiscal 2014. Diluted EPS excluding certain items affecting comparability was $0.61 in the first quarter of fiscal 2015 compared to $0.70 in the same period last year. Diluted EPS excluding certain items affecting comparability on a constant currency basis decreased 13 percent compared to the first quarter of fiscal 2014 (see the “Non-GAAP Measures” section below for our use of these measures not defined by GAAP).

Net sales declined 2 percent to $4,268 million for the first quarter of fiscal 2015 compared to the same period last year due to a 2 percentage point decrease in contributions from volume growth and 1 percentage point of unfavorable foreign currency exchange, partially offset by 1 percentage point of favorable net price realization and mix.

Components of net sales growth

First Quarter of Fiscal 2015 vs. First Quarter of Fiscal 2014	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	-2pts	-1pt	-1pt	-2pts
Net price realization and mix	-3pts	7pts	2pts	1pt
Foreign currency exchange	NA	-4pts	NM	-1pt
Net sales growth	-5pts	2pts	1pt	-2pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $70 million from the first quarter of fiscal 2014 to $2,830 million. The increase was driven by a $66 million increase attributable to product mix, partially offset by a $44 million decrease in cost of sales attributable to lower volume. In the first quarter of fiscal 2015, we recorded a $49 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net increase of $1 million in the first quarter of fiscal 2014.

Selling, general, and administrative (SG&A) expenses decreased $8 million to $867 million in the first quarter of fiscal 2015 versus the same period in fiscal 2014. The decrease in SG&A expenses was primarily driven by lower compensation expense, partially offset by a 1 percentage point increase in media and advertising expense. SG&A expenses as a percent of net sales in the first quarter of fiscal 2015 were up 30 basis points compared with the first quarter of fiscal 2014.

Restructuring, impairment, and other exit costs were $14 million in the first quarter of fiscal 2015 compared to $3 million in the same period last year. During the first quarter of fiscal 2015, we approved a plan to combine certain Yoplait and General Mills operational facilities within our International segment to increase efficiencies and reduce costs. Approximately 240 positions will be affected by these actions. We expect to incur approximately $15 million of net expenses relating to these actions and we recorded $14 million of expense in the first quarter of fiscal 2015, including $13 million of severance and $1 million of asset write-offs and other costs. We expect these actions to be completed in fiscal 2016.

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Project Century is a review of our North American manufacturing and distribution network to streamline operations and identify potential capacity reductions, with a goal of annual savings of approximately $100 million by the end of fiscal 2017. We are also pursuing overhead cost reduction efforts, that have a goal of $40 million of savings in fiscal 2015, with additional savings expected in fiscal 2016. For additional information, please see Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Interest, net for the first quarter of fiscal 2015 totaled $78 million, a $1 million decrease from the same period of fiscal 2014. The average interest rate decreased 58 basis points, including the effect of the mix of debt, generating a $12 million decrease in net interest. Average interest bearing instruments increased $1,010 million, generating an $11 million increase in net interest.

The effective tax rate for the first quarter of fiscal 2015 was 31.8 percent compared to 32.3 percent for the first quarter of fiscal 2014. The 0.5 percentage point decrease was primarily due to favorable audit settlements in the first quarter of fiscal 2015, partially offset by the expiration of certain favorable tax laws.

After-tax earnings from joint ventures increased to $26 million compared to $24 million in the same quarter last fiscal year, primarily due to favorable quarterly tax expense and favorable foreign currency exchange at Cereal Partners Worldwide (CPW). In the first quarter of fiscal 2015, net sales for CPW increased 1 percent driven by a 2 percentage point increase from favorable foreign currency exchange, partially offset by a 1 percentage point decrease in contributions from volume growth. Net sales for Häagen-Dazs Japan, Inc. (HDJ) was flat as 5 percentage points of contribution from volume growth were offset by a 3 percentage point decrease from unfavorable foreign currency exchange and a 2 percentage point decrease due to unfavorable net price realization and mix.

Average diluted shares outstanding decreased by 31 million in the first quarter of fiscal 2015 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Net earnings attributable to General Mills were $345 million in the first quarter of fiscal 2015, down 25 percent from $459 million last year. Diluted EPS was $0.55 in the first quarter of fiscal 2015, down 21 percent from $0.70 last year. These results include the effects from the mark-to-market valuation of certain commodity positions and grain inventories and restructuring charges. Diluted EPS excluding certain items affecting comparability was $0.61 in the first quarter of fiscal 2015 compared to $0.70 in the same period last year. Diluted EPS excluding certain items affecting comparability on a constant currency basis in the first quarter of fiscal 2015, decreased 13 percent compared to the first quarter of fiscal 2014 (see the “Non-GAAP Measures” section below for our use of these measures not defined by GAAP and our discussion of the items affecting comparability).

SEGMENT OPERATING RESULTS

Our businesses are organized into three operating segments: U.S. Retail; International; and Convenience Stores and Foodservice.

Beginning in the first quarter of fiscal 2015, we have changed how we assess segment operating performance to exclude the asset and liability remeasurement impact from hyperinflationary economies. This impact is now included in unallocated corporate items. All periods presented have been changed to conform to this presentation.

U.S. Retail Segment Results

Net sales for our U.S. Retail segment of $2,444 million in the first quarter of fiscal 2015 decreased 5 percentage points compared to the first quarter of fiscal 2014 due to 3 percentage points of unfavorable net price realization and mix, including the impact of merchandising expense phasing, and a 2 percentage point decline in contributions from volume growth. The 5 percentage point decrease in net sales was primarily driven by the Big G, Baking Products, Meals, and Frozen Foods divisions, partially offset by increases in the Snacks, Yoplait, and Small Planet Foods divisions.

U.S. Retail Net Sales Percentage Change by Division

Quarter Ended
Aug. 24, 2014
Big G	(9)%
Baking Products	(11)
Snacks	3
Frozen Foods	(6)
Yoplait	1
Meals	(13)
Small Planet Foods	2
Total	(5)%

Segment operating profit decreased 25 percent to $457 million in the first quarter of fiscal 2015. The decrease was primarily driven by unfavorable net price realization, lower volume, and unfavorable product mix.

International Segment Results

Net sales for our International segment of $1,351 million increased 2 percent in the first quarter of fiscal 2015 compared to the same period of fiscal 2014. The components of net sales growth included 7 percentage points of favorable net price realization and mix, partially offset by 4 percentage points of unfavorable foreign currency exchange and a 1 percentage point decrease in contributions from volume growth.

International Net Sales Percentage Change by Geographic Region

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Quarter Ended Aug. 24, 2014	Quarter Ended Aug. 24, 2014
Europe	9%	4%
Canada	(6)	(2)
Asia/Pacific	4	4
Latin America	(4)	20
Total	2%	6%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

The 2 percentage point increase in fiscal 2015 first quarter net sales in the International segment was driven by growth in our Europe and Asia/Pacific regions, partially offset by declines in the Canada and Latin America regions. On a constant currency basis, International segment net sales grew 6 percent, with 20 percent growth in the Latin America region, 4 percent growth in the Asia/Pacific region, and 4 percent growth in the Europe region, partially offset by a 2 percent decline in the Canada region.

Segment operating profit increased 16 percent to $146 million in the first quarter of fiscal 2015 compared to the same period of fiscal 2014, primarily driven by favorable net price realization and mix. International segment operating profit increased 17 percent on a constant currency basis in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores and Foodservice Segment Results

Net sales for the segment of $473 million increased 1 percentage point in the first quarter of fiscal 2015 compared to the same period of fiscal 2014. The increase was driven by 2 percentage points of favorable net price realization and mix, partially offset by a 1 percentage point decline in contributions from volume growth.

Segment operating profit for the first quarter of fiscal 2015 increased 18 percent to $87 million compared to the first quarter of fiscal 2014 primarily due to lower input costs and favorable net price realization and mix, partially offset by a decrease in volume.

UNALLOCATED CORPORATE ITEMS

Beginning in the first quarter of fiscal 2015, we have changed how we assess segment operating performance to exclude the asset and liability remeasurement impact from hyperinflationary economies. This impact is now included in unallocated corporate items. All periods presented have been changed to conform to this presentation.

Unallocated corporate expense totaled $119 million in the first quarter of fiscal 2015 compared to $74 million in the same period in fiscal 2014. In the first quarter of fiscal 2015, we recorded a $49 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $1 million net increase in expense in the first quarter of fiscal 2014.

Venezuela is a highly inflationary economy and as such, we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (“SICAD 2”) and has indicated that this will be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In the first quarter of fiscal 2015, we recorded an immaterial impact in unallocated corporate items resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary at the SICAD 2 rate. We have been able to access U.S. dollars through the SICAD 2 market. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. At August 24, 2014, we had $3.7 million of non-U.S. dollar cash balances in Venezuela.

LIQUIDITY

During the quarter ended August 24, 2014, our operations generated $329 million of cash compared to $381 million in the same period last year. The $52 million decrease is primarily due to lower earnings in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

Cash used by investing activities during the quarter ended August 24, 2014, was $197 million, $84 million more than the same period in fiscal 2014. We invested $149 million in land, buildings, and equipment during the first quarter of fiscal 2015, $25 million more than the previous year. We made $33 million of net investments in affiliates, primarily CPW, in the first quarter of fiscal 2015.

Cash used by financing activities during the first quarter ended August 24, 2014, was $153 million compared to $237 million in the same period last year. We had $244 million more net debt issuances in the first quarter of fiscal 2015 than the same period a year ago. We also paid $439 million in cash to repurchase common stock and paid $254 million of dividends in the first quarter fiscal 2015 compared to $298 million and $248 million, respectively, in the same period last year.

As of August 24, 2014, we had $816 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and potential acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate cash held in foreign jurisdictions, we intend to do so only in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Aug. 24, 2014	May 25, 2014
Notes payable	$1,795.4	$1,111.7
Current portion of long-term debt	855.4	1,250.6
Long-term debt	6,669.1	6,423.5
Total debt	9,319.9	8,785.8
Redeemable interest	959.1	984.1
Noncontrolling interests	480.5	470.6
Stockholders’ equity	6,202.3	6,534.8
Total capital	$16,961.8	$16,775.3

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 24, 2014:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$—
May 2019	1.0	—
June 2019	0.3	0.1

Total committed credit facilities	3.0	0.1
Uncommitted credit facilities	0.4	0.2
Total committed and uncommitted credit facilities	$3.4	$0.3

The third-party holder of the General Mills Cereals, LLC (GMC) Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 110 basis points, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $252 million). The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction.

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

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. and Liberté Marques S.a.r.l. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of August 24, 2014, we recorded Sodiaal’s 50 percent interests in Yoplait Marques S.A.S. and Liberté Marques S.a.r.l. as noncontrolling interests, and the fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. These euro-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. As of August 24, 2014, the redemption value of the redeemable interest was $1.0 billion which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of August 24, 2014, we were in compliance with all of these covenants.

On September 8, 2014, we entered into a definitive agreement to acquire all of the outstanding shares of Annie’s Inc., a U.S. producer of branded organic and natural food products, for $46 per share in cash. The proposed transaction has an aggregate value of approximately $820 million. We expect the transaction to close by December 31, 2014. We intend to finance this acquisition through available credit.

We have $855 million of long-term debt maturing in the next 12 months that is classified as current, primarily $750 million of 5.2 percent notes due in March 2015. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the first quarter of fiscal 2015.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014. The accounting policies used in preparing our interim fiscal 2015 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of August 24, 2014, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Boards issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, which for us is the first quarter of fiscal 2018. We do not expect this guidance to have a material impact on our results of operations or financial position.

In June 2014, the Financial Accounting Standards Boards issued new accounting requirements for share-based payment awards issued based upon specific performance targets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We do not expect this guidance to have a material impact on our results of operations or financial position.

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

Constant Currency Diluted EPS Excluding Certain Items Affecting Comparability

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant currency growth rate follows:

	Quarter Ended
Per Share Data	Aug. 24, 2014	Aug. 25, 2013	Change
Diluted earnings per share, as reported	$0.55	$0.70	(21)%
Mark-to-market effects (a)	0.05	—
Restructuring costs (b)	0.01	—
Diluted earnings per share, excluding certain items affecting comparability	$0.61	$0.70	(13)%
Foreign currency exchange impact			—%
Diluted earnings per share growth, excluding certain items affecting comparability, on a constant currency basis			(13)%

(a)	Net gain from mark-to-market valuation of certain commodity positions and grain inventories. See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Total Segment Operating Profit Growth Rate on a Constant Currency Basis is calculated as follows:

	Quarter Ended Aug. 24, 2014
	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Total Segment Operating Profit on Constant Currency Basis
Total Segment Operating Profit	(15)%	Flat	(15)%

Constant Currency International Segment Operating Profit Growth Rate

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of the International segment by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign exchange markets.

	Quarter Ended Aug. 24, 2014
	Percentage Change in Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Segment Operating Profit on Constant Currency Basis
International Segment Operating Profit	16%	(1	) pt	17%

Constant Currency Net Sales Growth Rates for Our International Segment

We believe that this measure of our International segment and region net sales provides useful information to investors because it provides transparency to the underlying performance in markets outside the United States by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign exchange markets.

	Quarter Ended Aug. 24, 2014
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	9%	5	pts	4%
Canada	(6)	(4)		(2)
Asia/Pacific	4	—		4
Latin America	(4)	(24)		20
Total International	2%	(4	) pts	6%

GLOSSARY

AOCI. Accumulated other comprehensive income (loss).

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

International segment operating profit. Excludes the asset and liability remeasurement impact of hyperinflationary economies from our segment operating profits.

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

You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 25, 2014, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of August 24, 2014, was $25 million and $2 million, respectively. During the three-month period ended August 24, 2014, the interest rate value-at-risk increased by $2 million while the commodity value-at-risk decreased by $1 million compared to this measure as of May 25, 2014. The value-at-risk for interest rate instruments increased due to higher interest rate market volatility and the issuance of long-term debt, while value-at-risk for commodity positions decreased due to lower volatility and reduced notional amounts of commodity transactions. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 24, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our quarter ended August 24, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended August 24, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
May 26, 2014
June 29, 2014	604,847	$52.12	604,847	99,395,153
June 30, 2014
July 27, 2014	3,909,804	52.99	3,909,804	95,485,349
July 28, 2014
August 24, 2014	4,317,805	51.82	4,317,805	91,167,544
Total	8,832,456	$52.36	8,832,456	91,167,544

(a)	The total number of shares purchased includes: (i) shares purchased on the open market; and (ii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

10.1* Form of Performance Share Unit Award Agreement.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 24, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date September 18, 2014	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date September 18, 2014	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1*	Form of Performance Share Unit Award Agreement.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 24, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.