Form 10-Q
period 2014-11-23
GENERAL MILLS INC
filed 2014-12-17
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 23, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of December 5, 2014: 603,747,687 (excluding 150,865,641 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and six-month periods ended November 23, 2014, and November 24, 2013	3
	Consolidated Statements of Comprehensive Income for the quarterly and six-month periods ended November 23, 2014, and November 24, 2013	4
	Consolidated Balance Sheets as of November 23, 2014, and May 25, 2014	5
	Consolidated Statements of Total Equity and Redeemable Interest for the six-month period ended November 23, 2014, and the fiscal year ended May 25, 2014	6
	Consolidated Statements of Cash Flows for the six-month periods ended November 23, 2014, and November 24, 2013	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.	Exhibits	47

Signatures		48

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Six-Month Period Ended
	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013
Net sales	$4,712.2	$4,875.7	$8,980.6	$9,248.4

Cost of sales	3,093.1	3,114.0	5,922.8	5,873.7

Selling, general, and administrative expenses	845.5	890.9	1,712.7	1,766.3

Restructuring, impairment, and other exit costs	214.6	0.7	228.6	3.5

Operating profit	559.0	870.1	1,116.5	1,604.9

Interest, net	77.3	68.7	155.8	147.5

Earnings before income taxes and after-tax earnings from joint ventures	481.7	801.4	960.7	1,457.4

Income taxes	153.4	266.7	306.0	478.7

After-tax earnings from joint ventures	27.1	26.1	53.1	50.2

Net earnings, including earnings attributable to redeemable and noncontrolling interests	355.4	560.8	707.8	1,028.9

Net earnings attributable to redeemable and noncontrolling interests	9.3	10.9	16.5	19.7

Net earnings attributable to General Mills	$346.1	$549.9	$691.3	$1,009.2

Earnings per share - basic	$0.58	$0.87	$1.14	$1.58

Earnings per share - diluted	$0.56	$0.84	$1.11	$1.54

Dividends per share	$0.41	$0.38	$0.82	$0.76

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Six-Month Period Ended
	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$355.4	$560.8	$707.8	$1,028.9

Other comprehensive income (loss), net of tax:

Foreign currency translation	(297.3)	62.1	(389.8)	(24.5)

Other fair value changes:
Securities	0.2	0.5	0.3	0.7
Hedge derivatives	5.8	(8.2)	4.6	3.9

Reclassification to earnings:
Hedge derivatives	1.8	(1.5)	5.3	(3.5)
Amortization of losses and prior service costs	29.5	28.3	53.0	54.7

Other comprehensive income (loss), net of tax	(260.0)	81.2	(326.6)	31.3

Total comprehensive income	95.4	642.0	381.2	1,060.2

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	(66.0)	28.4	(90.8)	72.4

Comprehensive income attributable to General Mills	$161.4	$613.6	$472.0	$987.8

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Nov. 23, 2014	May 25, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$894.5	$867.3
Receivables	1,705.8	1,483.6
Inventories	1,893.4	1,559.4
Deferred income taxes	98.5	74.1
Prepaid expenses and other current assets	394.2	409.1

Total current assets	4,986.4	4,393.5

Land, buildings, and equipment	3,824.2	3,941.9
Goodwill	9,078.7	8,650.5
Other intangible assets	5,127.9	5,014.3
Other assets	1,186.5	1,145.5

Total assets	$24,203.7	$23,145.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,656.7	$1,611.3
Current portion of long-term debt	750.7	1,250.6
Notes payable	2,071.4	1,111.7
Other current liabilities	1,614.9	1,449.9

Total current liabilities	6,093.7	5,423.5

Long-term debt	7,713.1	6,423.5
Deferred income taxes	1,761.5	1,666.0
Other liabilities	1,623.8	1,643.2

Total liabilities	17,192.1	15,156.2

Redeemable interest	901.4	984.1

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,260.3	1,231.8
Retained earnings	11,975.3	11,787.2
Common stock in treasury, at cost, shares of 157.9 and 142.3	(6,079.2)	(5,219.4)
Accumulated other comprehensive loss	(1,559.6)	(1,340.3)

Total stockholders’ equity	5,672.3	6,534.8

Noncontrolling interests	437.9	470.6

Total equity	6,110.2	7,005.4

Total liabilities and equity	$24,203.7	$23,145.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 26, 2013	754.6	$75.5	$1,166.6	(113.8)	$(3,687.2)	$10,702.6	$(1,585.3)	$456.3	$7,128.5	$967.5
Total comprehensive income						1,824.4	245.0	24.9	2,094.3	70.0
Cash dividends declared ($1.17 per share)						(739.8)			(739.8)
Shares purchased			30.0	(35.6)	(1,775.3)				(1,745.3)
Stock compensation plans (includes income tax benefits of $69.3)			13.8	7.1	243.1				256.9
Unearned compensation related to restricted stock unit awards			(91.3)						(91.3)
Earned compensation			108.5						108.5
Decrease in redemption value of redeemable interest			4.2						4.2	(4.2)
Addition of noncontrolling interest								17.6	17.6
Distributions to noncontrolling and redeemable interest holders								(28.2)	(28.2)	(49.2)
Balance as of May 25, 2014	754.6	75.5	1,231.8	(142.3)	(5,219.4)	11,787.2	(1,340.3)	470.6	7,005.4	984.1
Total comprehensive income (loss)						691.3	(219.3)	(32.0)	440.0	(58.8)
Cash dividends declared ($0.82 per share)						(503.2)			(503.2)
Shares purchased				(18.6)	(968.8)				(968.8)
Stock compensation plans (includes income tax benefits of $26.8)			14.8	3.0	109.0				123.8
Unearned compensation related to restricted stock unit awards			(76.0)						(76.0)
Earned compensation			64.9						64.9
Decrease in redemption value of redeemable interest			24.8						24.8	(24.8)
Addition of noncontrolling interest								20.7	20.7
Distributions to noncontrolling and redeemable interest holders								(21.4)	(21.4)	0.9
Balance as of Nov. 23, 2014	754.6	$75.5	$1,260.3	(157.9)	$(6,079.2)	$11,975.3	$(1,559.6)	$437.9	$6,110.2	$901.4

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Six-Month Period Ended
	Nov. 23, 2014	Nov. 24, 2013
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$707.8	$1,028.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	290.4	297.6
After-tax earnings from joint ventures	(53.1)	(50.2)
Distributions of earnings from joint ventures	28.9	25.6
Stock-based compensation	64.9	64.6
Deferred income taxes	13.2	67.9
Tax benefit on exercised options	(26.8)	(39.5)
Pension and other postretirement benefit plan contributions	(24.4)	(24.7)
Pension and other postretirement benefit plan costs	46.0	62.3
Restructuring, impairment, and other exit costs	236.6	(11.1)
Changes in current assets and liabilities, excluding the effects of acquisitions	(414.4)	(338.9)
Other, net	(5.9)	(73.6)

Net cash provided by operating activities	863.2	1,008.9

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(317.6)	(268.8)
Acquisitions, net of cash acquired	(822.3)	—
Investments in affiliates, net	(32.3)	(46.9)
Proceeds from disposal of land, buildings, and equipment	1.1	1.0
Other, net	(0.1)	(2.7)

Net cash used by investing activities	(1,171.2)	(317.4)

Cash Flows - Financing Activities
Change in notes payable	922.3	455.1
Issuance of long-term debt	1,274.5	923.0
Payment of long-term debt	(393.3)	(720.3)
Proceeds from common stock issued on exercised options	35.9	27.5
Tax benefit on exercised options	26.8	39.5
Purchases of common stock for treasury	(968.8)	(863.9)
Dividends paid	(503.2)	(489.8)
Distributions to noncontrolling and redeemable interest holders	(20.5)	(24.6)
Other, net	(4.0)	(0.7)

Net cash provided (used) by financing activities	369.7	(654.2)

Effect of exchange rate changes on cash and cash equivalents	(34.5)	(4.5)

Increase in cash and cash equivalents	27.2	32.8
Cash and cash equivalents - beginning of year	867.3	741.4

Cash and cash equivalents - end of period	$894.5	$774.2

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(248.8)	$(277.1)
Inventories	(309.6)	(214.4)
Prepaid expenses and other current assets	(6.6)	53.1
Accounts payable	139.7	38.9
Other current liabilities	10.9	60.6

Changes in current assets and liabilities	$(414.4)	$(338.9)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended November 23, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015.

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

(2) Acquisition and Divestiture

On October 21, 2014, we acquired Annie’s, Inc. (Annie’s), a publicly traded food company headquartered in Berkeley, California, for an aggregate purchase price of $821.2 million, which we funded by issuing debt. We consolidated Annie’s into our Consolidated Balance Sheets and recorded goodwill of $589.8 million, an indefinite lived intangible asset for the Annie’s brand of $244.5 million and a finite lived customer relationship asset of $23.9 million. The pro forma effects of this acquisition were not material.

We have conducted a preliminary assessment of certain assets and liabilities related to the acquisition of Annie’s. We are continuing our review of these items during the measurement period, and if new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of these items.

During the fourth quarter of fiscal 2014, we sold certain grain elevators in our U.S. Retail segment for $124.0 million in cash and recorded a pre-tax gain of $65.5 million.

(3) Restructuring Initiatives

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges related to these activities were as follows:

	Quarter Ended						Six-Month Period Ended
	Nov. 23, 2014						Nov. 23, 2014
In Millions	Severance	Asset Write- offs	Pension Related	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Pension Related	Accelerated Depreciation	Other	Total
Project Catalyst	$145.0	$—	$—	$—	$—	$145.0	$145.0	$—	$—	$—	$—	$145.0
Project Century	21.7	32.6	15.6	12.6	6.4	88.9	21.7	32.6	15.6	12.6	6.4	88.9
Combination of certain operational facilities	(0.1)	—	—	—	—	(0.1)	13.0	0.7	—	—	0.2	13.9
Charges associated with restructuring actions previously announced	(0.6)	—	—	—	—	(0.6)	(0.6)	—	—	—	—	(0.6)
Total	$166.0	$32.6	$15.6	$12.6	$6.4	$233.2	$179.1	$33.3	$15.6	$12.6	$6.6	$247.2

These charges are classified in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013
Cost of sales	$18.6	$—	$18.6	$—
Restructuring, impairment, and other exit costs	214.6	0.7	228.6	3.5
Total	$233.2	$0.7	$247.2	$3.5

During the second quarter of fiscal 2015, we approved Project Catalyst, a restructuring plan to increase organizational effectiveness and reduce overhead expense. In connection with this project, we expect to eliminate approximately 700 to 800 positions primarily in the United States. We expect to incur approximately $160 million of net expenses relating to these actions of which approximately $123 million will be cash. We expect these actions to be largely completed by the end of fiscal 2015.

Project Century is a review of our North American manufacturing and distribution network to streamline operations and identify potential capacity reductions which we expect to complete by the end of fiscal 2017. During the second quarter of fiscal 2015, we approved a restructuring plan to consolidate yogurt manufacturing capacity and exit our Methuen, MA facility in our U.S. Retail and Convenience Stores and Foodservice supply chains as part of Project Century. This action will affect approximately 250 positions. We expect to incur approximately $65 million of net expenses relating to this action of which approximately $17 million will be cash. We expect this action to be completed by the end of fiscal 2016.

Also as part of Project Century, during the second quarter of fiscal 2015, we approved a restructuring plan to eliminate excess cereal and dry mix capacity and exit our Lodi, CA facility in our U.S. Retail supply chain. This action will affect approximately 430 positions. We expect to incur approximately $123 million of net expenses relating to this action of which approximately $24 million will be cash. We expect this action to be completed by the end of fiscal 2016.

During the first quarter of fiscal 2015, we approved a plan to combine certain Yoplait and General Mills operational facilities within our International segment to increase efficiencies and reduce costs. This action will affect approximately 240 positions. We expect to incur approximately $15 million of net expenses relating to this action of which approximately $14 million will be cash. We expect this action to be completed in fiscal 2016.

During the six-month period ended November 23, 2014, we paid $10.5 million in cash related to restructuring actions.

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 25, 2014	$3.5	$—	$—	$3.5
Fiscal 2015 charges, including foreign currency translation	168.2	0.7	0.1	169.0
Utilized in fiscal 2015	(4.0)	—	—	(4.0)
Reserve balance as of Nov. 23, 2014	$167.7	$0.7	$0.1	$168.5

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Nov. 23, 2014	May 25, 2014
Goodwill	$9,078.7	$8,650.5
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,651.9	4,504.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	602.7	630.7
Less accumulated amortization	(126.7)	(120.5)
Intangible assets subject to amortization, net	476.0	510.2
Other intangible assets	5,127.9	5,014.3
Total	$14,206.6	$13,664.8

Based on the carrying value of finite-lived intangible assets as of November 23, 2014, annual amortization expense for each of the next five fiscal years is estimated to be approximately $32 million.

The changes in the carrying amount of goodwill during fiscal 2015 were as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice	Joint Ventures	Total
Balance as of May 25, 2014	$5,829.2	$1,402.0	$921.1	$498.2	$8,650.5
Acquisition	589.8	—	—	—	589.8
Other activity, primarily foreign currency translation	—	(116.4)	—	(45.2)	(161.6)
Balance as of Nov. 23, 2014	$6,419.0	$1,285.6	$921.1	$453.0	$9,078.7

During the second quarter of fiscal 2015, we reorganized certain reporting units within our U.S. Retail operating segment. We evaluated the fair value relative to the book value of the reorganized reporting units and determined that no impairment had occurred as a result of the changes to the reporting units. Our chief operating decision maker continues to assess performance and make decisions about resources to be allocated to our segments at the U.S. Retail, International, and Convenience and Foodservice operating segment level.

We performed our fiscal 2014 impairment assessment as of the first day of the third quarter of fiscal 2014, and determined there was no impairment of goodwill for any of our reporting units as their related fair values were substantially in excess of their carrying values. Our Europe and U.S. Yogurt reporting units have experienced declining business performance. While these reporting units had significant coverage as of the assessment date, we will continue to monitor these businesses and will perform our annual impairment test in the third quarter of fiscal 2015.

The changes in the carrying amount of other intangible assets during fiscal 2015 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 25, 2014	$3,307.5	$1,641.8	$65.0	$5,014.3
Acquisition	268.4	—	—	268.4
Amortization and foreign currency translation	(2.2)	(152.9)	0.3	(154.8)
Balance as of Nov. 23, 2014	$3,573.7	$1,488.9	$65.3	$5,127.9

We performed our fiscal 2014 impairment assessment as of the first day of the third quarter of fiscal 2014. As of our assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values, except for the Uncle Toby’s brand, which had a fair value 8 percent greater than its carrying value of $63.0 million. In addition, our Mountain High brand had a fair value 23 percent greater than its carrying value of $35.0 million. We will continue to monitor these businesses and will perform our annual impairment test in the third quarter of fiscal 2015.

(5) Inventories

The components of inventories were as follows:

In Millions	Nov. 23, 2014	May 25, 2014
Raw materials and packaging	$432.6	$419.0
Finished goods	1,546.1	1,260.2
Grain	139.0	97.1
Excess of FIFO over LIFO cost	(224.3)	(216.9)
Total	$1,893.4	$1,559.4

(6) Financial Instruments, Risk Management Activities, and Fair Values

Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of November 23, 2014, and May 25, 2014, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
In Millions	Nov. 23, 2014	May 25, 2014	Nov. 23, 2014	May 25, 2014	Nov. 23, 2014	May 25, 2014	Nov. 23, 2014	May 25, 2014
Available-for-sale:
Debt securities	$247.6	$318.6	$247.8	$318.8	$0.2	$0.2	$—	$—
Equity securities	1.8	1.8	7.6	7.2	5.8	5.4	—	—
Total	$249.4	$320.4	$255.4	$326.0	$6.0	$5.6	$—	$—

For the second quarter of fiscal 2015, there were no gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive loss (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available-for-Sale
In Millions	Cost	Market Value
Under 1 year (current)	$247.0	$247.2
From 1 to 3 years	0.6	0.6
From 4 to 7 years	—	—
Equity securities	1.8	7.6
Total	$249.4	$255.4

Marketable securities with a market value of $2.3 million as of November 23, 2014, were pledged as collateral for certain derivative contracts. As of November 23, 2014, $21.5 million of certain accounts receivable were pledged as collateral against a foreign uncommitted line of credit.

The fair values and carrying amounts of long-term debt, including the current portion, were $8,914.8 million and $8,463.8 million, respectively, as of November 23, 2014. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Unallocated corporate items for the quarter ended November 23, 2014, and November 24, 2013, included:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013
Net loss on certain mark-to-market valuation of commodity positions	$(40.2)	$(3.7)	$(81.6)	$(16.0)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	32.8	18.7	28.0	34.5
Net mark-to-market revaluation of certain grain inventories	2.3	6.0	(0.7)	1.7
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(5.1)	$21.0	$(54.3)	$20.2

As of November 23, 2014, the net notional value of commodity derivatives was $634.9 million, of which $264.8 million related to energy inputs and $370.1 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps and hedges of forecasted issuances of debt are accounted for as cash flow hedges. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the quarter and six-month periods ended November 23, 2014.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was a gain of $1.2 million for the quarter ended November 23, 2014 and less than $1 million for the six-month period ended November 23, 2014.

During the second quarter of fiscal 2015, we entered into swaps to convert $500.0 million of 1.4 percent fixed-rate notes due October 20, 2017, and $500.0 million of 2.2 percent fixed-rate notes due October 21, 2019, to floating rates.

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

As of November 23, 2014, the pre-tax amount of cash-settled interest rate hedge gain or loss remaining in AOCI that will be reclassified to earnings over the remaining term of the related underlying debt is as follows:

In Millions	Gain/(Loss)
5.2% notes due March 17, 2015	$(0.1)
5.7% notes due February 15, 2017	(4.9)
5.65% notes due February 15, 2019	2.1
3.15% notes due December 15, 2021	(69.9)
3.65% notes due February 15, 2024	16.4
5.4% notes due June 15, 2040	(14.3)
4.15% notes due February 15, 2043	11.1
Net pre-tax hedge loss in AOCI	$(59.6)

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate derivatives. Average floating rates are based on rates as of the end of the reporting period.

In Millions	Nov. 23, 2014	May 25, 2014
Pay-floating swaps - notional amount	$1,250.0	$250.0
Average receive rate	1.6%	0.9%
Average pay rate	0.6%	0.5%

The swap contracts mature at various dates from fiscal 2016 to 2020 as follows:

In Millions	Pay Floating
2016	$250.0
2017	—
2018	500.0
2019	—
2020	500.0
Total	$1,250.0

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in the Consolidated Balance Sheets to the net fair values that could be reported in the Consolidated Balance Sheets:

	Nov. 23, 2014
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Received	Net Amount (d)
Commodity contracts	$0.7	$—	$0.7	$(0.3)	$—	$0.4	$(21.1)	$—	$(21.1)	$0.3	$—	$(20.8)
Interest rate contracts	0.5	—	0.5	—	—	0.5	(2.5)	—	(2.5)	—	—	(2.5)
Foreign exchange contracts	14.1	—	14.1	(8.6)	—	5.5	(13.3)	—	(13.3)	8.6	—	(4.7)
Total	$15.3	$—	$15.3	$(8.9)	$—	$6.4	$(36.9)	$—	$(36.9)	$8.9	$—	$(28.0)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.

(b)	Net fair value as recorded in the Consolidated Balance Sheets.

(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.

(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.

(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

	May 25, 2014
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Received	Net Amount (d)
Commodity contracts	$19.1	$—	$19.1	$(3.4)	$—	$15.7	$(4.0)	$—	$(4.0)	$3.4	$—	$(0.6)
Interest rate contracts	0.7	—	0.7	—	—	0.7	—	—	—	—	—	—
Foreign exchange contracts	10.5	—	10.5	(8.0)	—	2.5	(19.1)	—	(19.1)	8.0	—	(11.1)
Total	$30.3	$—	$30.3	$(11.4)	$—	$18.9	$(23.1)	$—	$(23.1)	$11.4	$—	$(11.7)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.

(b)	Net fair value as recorded in the Consolidated Balance Sheets.

(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.

(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.

(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

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

As of November 23, 2014, the net notional value of foreign exchange derivatives was $1.1 billion. The amount of hedge ineffectiveness was less than $1 million for the quarter and six-month periods ended November 23, 2014.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. During the second quarter of fiscal 2014, we entered into a net investment hedge for a portion of our net investment in foreign operations denominated in euros by issuing €500.0 million of euro-denominated bonds. As of November 23, 2014, we had deferred net foreign currency losses of $42.4 million in AOCI associated with net investment hedging activity.

Venezuela is a highly inflationary economy and as such, we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (“SICAD 2”) and has indicated that this will be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In the six-month period ended November 23, 2014, we recorded an immaterial impact in unallocated corporate items resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary at the SICAD 2 rate. We have been able to access U.S. dollars through the SICAD 2 market. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. As of November 23, 2014, we had $1.0 million of non-U.S. dollar cash balances in Venezuela.

Equity Instruments. Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of November 23, 2014, the net notional value of our equity swaps was $119.4 million. These swap contracts mature in fiscal 2015.

Fair Value Measurements and Financial Statement Presentation

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of November 23, 2014 and May 25, 2014, were as follows:

	Nov. 23, 2014
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$0.5	$—	$0.5	$—	$(2.5)	$—	$(2.5)
Foreign exchange contracts (c) (d)	—	12.6	—	12.6	—	(8.4)	—	(8.4)
Total	—	13.1	—	13.1	—	(10.9)	—	(10.9)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	1.5	—	1.5	—	(4.9)	—	(4.9)
Equity contracts (a) (e)	—	—	—	—	—	(0.5)	—	(0.5)
Commodity contracts (c) (e)	0.3	0.4	—	0.7	—	(21.1)	—	(21.1)
Grain contracts (c) (e)	—	5.5	—	5.5	—	(6.8)	—	(6.8)
Long-lived assets (f)	—	11.5	—	11.5	—	—	—	—
Total	0.3	18.9	—	19.2	—	(33.3)	—	(33.3)
Other assets and liabilities reported at fair value:
Marketable investments (a) (g)	7.6	247.8	—	255.4	—	—	—	—
Total	7.6	247.8	—	255.4	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$7.9	$279.8	$—	$287.7	$—	$(44.2)	$—	$(44.2)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	We recorded a $15.2 million non-cash impairment charge in the second quarter to write down certain long-lived assets to their fair value of $11.5 million. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a book value of $26.7 million and were associated with the restructuring actions described in Note 3.

(g)	Based on prices of common stock and bond matrix pricing.

	May 25, 2014
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$0.7	$—	$0.7	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	9.9	—	9.9	—	(12.6)	—	(12.6)
Total	—	10.6	—	10.6	—	(12.6)	—	(12.6)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	0.6	—	0.6	—	(6.5)	—	(6.5)
Commodity contracts (c) (e)	11.1	8.0	—	19.1	—	(4.0)	—	(4.0)
Grain contracts (c) (e)	—	7.5	—	7.5	—	(4.9)	—	(4.9)
Total	11.1	16.1	—	27.2	—	(15.4)	—	(15.4)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	7.2	318.8	—	326.0	—	—	—	—
Total	7.2	318.8	—	326.0	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$18.3	$345.5	$—	$363.8	$—	$(28.0)	$—	$(28.0)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the quarter and six-month periods ended November 23, 2014 and November 24, 2013, were as follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013
Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$(3.7)	$7.3	$(6.5)	$—	$—	$—	$—	$7.3	$(10.2)

Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(2.6)	(3.1)	0.2	4.4	—	—	—	—	(2.4)	1.3

Amount of gain recognized in earnings (c)	—	—	0.1	—	—	—	—	—	0.1	—

Derivatives in Fair Value Hedging Relationships:

Amount of net gain recognized in earnings (d)	1.2	1.5	—	—	—	—	—	—	1.2	1.5

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	2.3	(6.0)	1.1	5.1	(40.2)	(3.7)	(36.8)	(4.6)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(c)	Loss recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013
Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$10.7	$5.8	$(2.8)	$—	$—	$—	$—	$5.8	$7.9

Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(5.2)	(6.1)	(1.5)	9.5	—	—	—	—	(6.7)	3.4

Amount of gain (loss) recognized in earnings (c)	—	—	0.1	(0.2)	—	—	—	—	0.1	(0.2)

Derivatives in Fair Value Hedging Relationships:

Amount of net gain recognized in earnings (d)	0.9	0.3	—	—	—	—	—	—	0.9	0.3

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	0.9	(11.1)	5.2	5.6	(81.6)	(16.0)	(75.5)	(21.5)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(c)	Loss recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

Amounts Recorded in Accumulated Other Comprehensive Loss. As of November 23, 2014, the after-tax amounts of unrealized gains and losses in AOCI related to hedge derivatives follows:

In Millions	After-Tax Gain/(Loss)
Unrealized losses from interest rate cash flow hedges	$(36.1)
Unrealized gains from foreign currency cash flow hedges	6.8
After-tax loss in AOCI related to hedge derivatives	$(29.3)

The net amount of pre-tax gains and losses in AOCI as of November 23, 2014, that we expect to be reclassified into net earnings within the next 12 months is $2.0 million of loss.

Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on November 23, 2014, was $37.8 million. We would be required to post this amount of collateral to the counterparties if the contingent features were triggered.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $5.6 million against which we do not hold any collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 23, 2014, $436.8 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Nov. 23, 2014	May 25, 2014
U.S. commercial paper	$1,814.9	$1,007.6
Financial institutions	256.5	104.1
Total	$2,071.4	$1,111.7

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

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 23, 2014:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$—
May 2019	1.0	—
June 2019	0.3	0.1

Total committed credit facilities	3.0	0.1
Uncommitted credit facilities	0.4	0.2
Total committed and uncommitted credit facilities	$3.4	$0.3

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of November 23, 2014.

Long-Term Debt

In October 2014, we issued $500.0 million aggregate principal amount of 1.4 percent fixed-rate notes due October 20, 2017 and $500.0 million aggregate principal amount of 2.2 percent fixed-rate notes due October 21, 2019. Interest on the notes is payable semi-annually in arrears. The notes may be redeemed in whole, or in part, at our option at any time at the applicable redemption price. The notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to fund our acquisition of Annie’s and for general corporate purposes.

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

Certain of our long-term debt agreements contain restrictive covenants. As of November 23, 2014, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. and Libertè Marques, S.a.r.l. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date in fiscal 2012, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of November 23, 2014, the redemption value of the euro-denominated redeemable interest was $901.4 million.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $148.7 million for the six-month period ended November 23, 2014, and $156.2 million for the six-month period ended November 24, 2013.

On the acquisition dates, we recorded the $281.4 million fair value of Sodiaal’s 50 percent euro-denominated interest in Yoplait Marques S.A.S. and Libertè Marques, S.a.r.l as noncontrolling interests on our Consolidated Balance Sheets. Yoplait Marques S.A.S. earns a royalty stream through a licensing agreement with Yoplait S.A.S. for the rights to Yoplait and related trademarks. Libertè Marques, S.a.r.l. earns a royalty stream through licensing agreements with certain Yoplait group companies for the rights to Libertè and related trademarks. These entities pay dividends annually based on their available cash as of their fiscal year end.

The third-party holder of the Class A Interests in our General Mills Cereals, LLC (GMC) consolidated subsidiary receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 110 basis points, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $251.5 million). The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction.

Our noncontrolling interests contain restrictive covenants. As of November 23, 2014, we were in compliance with all of these covenants.

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

The following tables provide details of total comprehensive income (loss):

	Quarter Ended Nov. 23, 2014					Quarter Ended Nov. 24, 2013
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$346.1	$4.0	$5.3			$549.9	$2.0	$8.9
Other comprehensive income (loss):
Foreign currency translation	$(221.7)	$—	(221.7)	(26.0)	(49.6)	$43.0	$—	43.0	5.3	13.8
Other fair value changes:
Securities	0.4	(0.2)	0.2	—	—	0.8	(0.3)	0.5	—	—
Hedge derivatives	7.9	(1.7)	6.2	—	(0.4)	(8.8)	1.8	(7.0)	—	(1.2)
Reclassification to earnings:
Hedge derivatives (a)	1.4	(0.3)	1.1	—	0.7	(0.8)	(0.3)	(1.1)	—	(0.4)
Amortization of losses and prior service costs (b)	47.4	(17.9)	29.5	—	—	44.6	(16.3)	28.3	—	—
Other comprehensive income (loss):	$(164.6)	$(20.1)	(184.7)	(26.0)	(49.3)	$78.8	$(15.1)	63.7	5.3	12.2
Total comprehensive income (loss)			$161.4	$(22.0)	$(44.0)			$613.6	$7.3	$21.1

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Six-Month Period Ended Nov. 23, 2014					Six-Month Period Ended Nov. 24, 2013
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$691.3	$5.6	$10.9			$1,009.2	$4.1	$15.6
Other comprehensive income (loss):
Foreign currency translation	$(282.1)	$—	(282.1)	(37.6)	(70.1)	$(78.7)	$—	(78.7)	17.3	36.9
Other fair value changes:
Securities	0.6	(0.3)	0.3	—	—	1.1	(0.4)	0.7	—	—
Hedge derivatives	7.1	(1.5)	5.6	—	(1.0)	9.0	(4.2)	4.8	—	(0.9)
Reclassification to earnings:
Hedge derivatives (a)	4.8	(0.9)	3.9	—	1.4	(2.6)	(0.3)	(2.9)	—	(0.6)
Amortization of losses and prior service costs (b)	86.3	(33.3)	53.0	—	—	87.2	(32.5)	54.7	—	—
Other comprehensive income (loss)	$(183.3)	$(36.0)	(219.3)	(37.6)	(69.7)	$16.0	$(37.4)	(21.4)	17.3	35.4
Total comprehensive income (loss)			$472.0	$(32.0)	$(58.8)			$987.8	$21.4	$51.0

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net, for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Nov. 23, 2014	May 25, 2014
Foreign currency translation adjustments	$(90.8)	$191.3
Unrealized gain (loss) from:
Securities	3.2	2.9
Hedge derivatives	(29.3)	(38.8)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,423.8)	(1,469.2)
Prior service costs	(18.9)	(26.5)
Accumulated other comprehensive loss	$(1,559.6)	$(1,340.3)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013
Compensation expense related to stock-based payments	$22.1	$27.8	$67.7	$69.1

As of November 23, 2014, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance award units was $139.8 million. This expense will be recognized over 27 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month Period Ended
In Millions	Nov. 23, 2014	Nov. 24, 2013
Net cash proceeds	$35.9	$27.5
Intrinsic value of options exercised	$40.1	$71.0

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month Period Ended
	Nov. 23, 2014	Nov. 24, 2013
Estimated fair values of stock options granted	$7.22	$6.03
Assumptions:
Risk-free interest rate	2.6%	2.6%
Expected term	8.5 years	9.0 years
Expected volatility	17.5%	17.4%
Dividend yield	3.0%	3.1%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 25, 2014	44,169.0	$32.10
Granted	2,253.1	53.70
Exercised	(1,850.4)	26.16
Forfeited or expired	(21.6)	43.79
Outstanding as of Nov. 23, 2014	44,550.1	$33.44	4.63	$824.5
Exercisable as of Nov. 23, 2014	32,407.5	$29.83	3.39	$713.5

Information on restricted stock and performance award unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 25, 2014	7,893.7	$40.81	249.5	$25.67	822.8	$36.52
Granted	1,575.4	53.46	49.5	53.70	—	—
Vested	(1,899.0)	35.07	(54.9)	37.63	(822.1)	37.40
Forfeited	(116.3)	44.24	(3.8)	43.60	(0.7)	37.40
Non-vested as of Nov. 23, 2014	7,453.8	$44.32	240.3	$44.37	—	$—

The total grant-date fair value of restricted stock unit awards that vested in the six-month period ended November 23, 2014 was $99.0 million, and restricted stock units with a grant-date fair value of $96.4 million vested in the six-month period ended November 24, 2013.

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Six-Month Period Ended
In Millions, Except per Share Data	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013
Net earnings attributable to General Mills	$346.1	$549.9	$691.3	$1,009.2

Average number of common shares - basic EPS	602.6	633.2	607.6	638.1
Incremental share effect from: (a)
Stock options	11.3	12.2	11.7	12.5
Restricted stock, restricted stock units, and other	4.5	4.6	4.5	4.5
Average number of common shares - diluted EPS	618.4	650.0	623.8	655.1

Earnings per share - basic	$0.58	$0.87	$1.14	$1.58
Earnings per share - diluted	$0.56	$0.84	$1.11	$1.54

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013
Anti-dilutive stock options and restricted stock units	2.4	2.0	2.0	3.4

(12) Share Repurchases

During the second quarter of fiscal 2015, we repurchased 9.8 million shares of common stock for an aggregate purchase price of $506.3 million. During the six-month period ended November 23, 2014, we repurchased 18.6 million shares of common stock for an aggregate purchase price of $968.8 million. During the second quarter of fiscal 2014, we repurchased 11.5 million shares of common stock with an aggregate purchase price of $565.7 million. During the six-month period ended November 24, 2013, we repurchased 18.0 million shares of common stock for an aggregate purchase price of $893.0 million, including 0.6 million shares pursuant to the completion of an ASR agreement.

(13) Statements of Cash Flows

During the six-month period ended November 23, 2014, we made net cash interest payments of $157.5 million, compared to $152.2 million in the same period last year. Also, in the six-month period ended November 23, 2014, we made tax payments of $353.1 million, compared to $378.2 million in the same period last year.

(14) Retirement and Postemployment Benefits

Components of net pension, other postretirement, and postemployment expense were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013
Service cost	$34.4	$33.3	$5.6	$5.5	$1.9	$2.0
Interest cost	62.4	59.9	11.7	12.5	1.0	1.1
Expected return on plan assets	(119.2)	(113.9)	(10.1)	(8.6)	—	—
Amortization of losses	35.4	38.3	1.3	3.9	0.2	0.1
Amortization of prior service costs (credits)	1.8	1.4	(0.4)	(0.8)	0.6	0.6
Other adjustments	4.4	—	0.3	—	3.2	2.5
Settlement or curtailment losses (gains)	10.1	—	0.8	(2.8)	—	—
Net expense	$29.3	$19.0	$9.2	$9.7	$6.9	$6.3

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013
Service cost	$68.8	$66.5	$11.2	$11.4	$3.8	$3.9
Interest cost	124.9	119.7	23.5	25.1	2.1	2.1
Expected return on plan assets	(238.5)	(227.7)	(20.1)	(17.3)	—	—
Amortization of losses	70.8	75.8	2.5	7.7	0.4	0.3
Amortization of prior service costs (credits)	3.7	2.8	(0.8)	(1.7)	1.2	1.2
Other adjustments	4.4	—	0.3	—	6.3	5.0
Settlement or curtailment losses (gains)	10.1	—	0.8	(2.8)	—	—
Net expense	$44.2	$37.1	$17.4	$22.4	$13.8	$12.5

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

Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, and drug, dollar and discount chains operating throughout the United States. Our product categories in this business segment are ready-to-eat cereals, refrigerated yogurt, soup, meal kits, shelf stable and frozen vegetables, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including meal kits, granola bars, and cereal.

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

In our Convenience Stores and Foodservice segment our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, frozen breakfast, unbaked and fully baked frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

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

Our operating segment results were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2014	Nov. 24, 2013	Nov. 23, 2014	Nov. 24, 2013
Net sales:
U.S. Retail	$2,861.6	$2,965.4	$5,305.9	$5,549.5
International	1,321.1	1,403.3	2,672.2	2,724.1
Convenience Stores and Foodservice	529.5	507.0	1,002.5	974.8
Total	$4,712.2	$4,875.7	$8,980.6	$9,248.4
Operating profit:
U.S. Retail	$616.1	$681.6	$1,073.3	$1,293.5
International	134.3	153.2	280.3	278.8
Convenience Stores and Foodservice	96.2	84.9	183.5	159.0
Total segment operating profit	846.6	919.7	1,537.1	1,731.3
Unallocated corporate items	73.0	48.9	192.0	122.9
Restructuring, impairment, and other exit costs	214.6	0.7	228.6	3.5
Operating profit	$559.0	$870.1	$1,116.5	$1,604.9

(16) New Accounting Pronouncements

In the first quarter of fiscal 2015, we adopted new accounting requirements on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss or a tax credit carryforward exists. The adoption of this guidance did not have an impact on our results of operations or financial position.

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

CONSOLIDATED RESULTS OF OPERATIONS

Second Quarter Results

For the second quarter of fiscal 2015, net sales declined 3 percent to $4,712 million. Total segment operating profit was $847 million, 8 percent lower than the second quarter of fiscal 2014 and 6 percent lower on a constant currency basis. Diluted earnings per share (EPS) of $0.56 was down 33 percent compared to the second quarter of fiscal 2014. Diluted EPS excluding certain items affecting comparability was $0.80 in the second quarter of fiscal 2015 compared to $0.83 in the same period last year. Diluted EPS excluding certain items affecting comparability on a constant currency basis was flat compared to the second quarter of fiscal 2014 (see the “Non-GAAP Measures” section below for our use of these measures not defined by GAAP).

Net sales declined 3 percent to $4,712 million for the second quarter of fiscal 2015 compared to the same period last year due to a 2 percentage point decrease in contributions from volume growth and 2 percentage points of unfavorable foreign currency exchange, partially offset by 1 percentage point of favorable net price realization and mix.

Components of net sales growth

Second Quarter of Fiscal 2015 vs. Second Quarter of Fiscal 2014	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	-3pts	Flat	-1pt	-2pts
Net price realization and mix	-1pt	3pts	5pts	1pt
Foreign currency exchange	NA	-9pts	NM	-2pts
Net sales growth	-4pts	-6pts	4pts	-3pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales decreased $21 million from the second quarter of fiscal 2014 to $3,093 million. The decrease was driven by a $59 million decrease in cost of sales attributable to lower volume and a $7 million decrease attributable to product mix. We also recorded $19 million of restructuring charges related to Project Century in the second quarter of fiscal 2015. In the second quarter of fiscal 2015, we recorded a $5 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $21 million in the second quarter of fiscal 2014.

Selling, general, and administrative (SG&A) expenses decreased $45 million to $846 million in the second quarter of fiscal 2015 versus the same period in fiscal 2014. The decrease in SG&A expenses was primarily driven by a 9 percentage point decrease in media and advertising expense. SG&A expenses as a percent of net sales in the second quarter of fiscal 2015 decreased 30 basis points compared with the second quarter of fiscal 2014.

Restructuring, impairment, and other exit costs consisted of the following:

	Quarter Ended
In Millions	Nov. 23, 2014	Nov. 24, 2013
Project Catalyst	$145.0	$—
Project Century	70.3	—
Combination of certain operational facilities	(0.1)	—
Charges associated with restructuring actions previously announced	(0.6)	0.7
Total	$214.6	$0.7

We also recorded $19 million of restructuring charges in cost of sales during the second quarter of fiscal 2015.

During the second quarter of fiscal 2015, we approved Project Catalyst, a restructuring plan to increase organizational effectiveness and reduce overhead expense. We also approved the closure of two manufacturing facilities as part of Project Century, our review of our North American manufacturing and distribution network to streamline operations and identify potential capacity reductions. In addition, during the first quarter of fiscal 2015, we approved a plan to combine certain Yoplait and General Mills operational facilities to increase efficiencies and reduce costs. We expect to record a total of approximately $363 million of restructuring charges related to these projects, of which approximately $178 million will be cash. We expect these actions to be completed by the end of fiscal 2017. We paid $10 million of cash in the second quarter of fiscal 2015 related to restructuring activities. For further information on these restructuring actions, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the second quarter of fiscal 2015 totaled $77 million, a $9 million increase from the same period of fiscal 2014. Average interest bearing instruments increased $1,163 million, generating a $11 million increase in net interest. The average interest rate decreased 9 basis points, including the effect of the mix of debt, generating a $2 million decrease in net interest.

The effective tax rate for the second quarter of fiscal 2015 was 31.8 percent compared to 33.3 percent for the second quarter of fiscal 2014. The 1.5 percentage point decrease was primarily due to changes in earnings mix by country.

After-tax earnings from joint ventures increased to $27 million compared to $26 million in the same quarter last fiscal year, primarily driven by lower advertising and media expense at Cereal Partners Worldwide (CPW) offset in part by unfavorable foreign currency exchange. In the second quarter of fiscal 2015, net sales for CPW decreased 9 percent driven by a 6 percentage point decrease from unfavorable foreign currency exchange, a 2 percentage point decrease in net price realization and mix, and a 1 percentage point decrease in contributions from volume growth. Net sales for Häagen-Dazs Japan, Inc. (HDJ) decreased 5 percent driven by a 10 percentage point decrease from unfavorable foreign currency exchange and a 2 percentage point decrease in contributions from volume growth, partially offset by 7 percentage point increase due to favorable net price realization and mix.

Average diluted shares outstanding decreased by 32 million in the second quarter of fiscal 2015 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Net earnings attributable to General Mills were $346 million in the second quarter of fiscal 2015, down 37 percent from $550 million last year. Diluted EPS was $0.56 in the second quarter of fiscal 2015, down 33 percent from $0.84 last year. These results include the effects of restructuring charges and the mark-to-market valuation of certain commodity positions and grain inventories. Diluted EPS excluding certain items affecting comparability was $0.80 in the second quarter of fiscal 2015 compared to $0.83 in the same period last year. Diluted EPS excluding certain items affecting comparability on a constant currency basis in the second quarter of fiscal 2015 was flat compared to the second quarter of fiscal 2014 (see the “Non-GAAP Measures” section below for our use of these measures not defined by GAAP and our discussion of the items affecting comparability).

Six-month Results

For the six-month period ended November 23, 2014, net sales declined 3 percent to $8,981 million. Total segment operating profit was $1,537 million, 11 percent lower than the six-month period ended November 24, 2013 and 10 percent lower on a constant currency basis. Diluted EPS of $1.11 was down 28 percent compared to the six-month period ended November 24, 2013. Diluted EPS excluding certain items affecting comparability was $1.41 in the six-month period ended November 23, 2014 compared to $1.53 in the same period last year. Diluted EPS excluding certain items affecting comparability on a constant currency basis decreased 6 percent compared to the six-month period ended November 24, 2013 (see the “Non-GAAP Measures” section below for our use of these measures not defined by GAAP).

Net sales of $8,981 million for the six-month period ended November 23, 2014 declined 3 percent compared to the same period last year due to a 2 percentage point decrease in contributions from volume growth and 2 percentage points of unfavorable foreign currency exchange, partially offset by 1 percentage point of favorable net price realization and mix.

Components of net sales growth

Six-Month Period Ended Nov. 23, 2014 vs. Six-Month Period Ended Nov. 24, 2013	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	-3pts	Flat	-1pt	-2pts
Net price realization and mix	-1pt	5pts	4pts	1pt
Foreign currency exchange	NA	-7pts	NM	-2pts
Net sales growth	-4pts	-2pts	3pts	-3pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $49 million from the six-month period ended November 24, 2013, to $5,923 million. The increase was driven by a $60 million increase attributable to product mix and $19 million of restructuring charges related to Project Century in the six-month period ended November 23, 2014. In the six-month period ended November 23, 2014, we recorded a $54 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $20 million in the six-month period ended November 24, 2013. These increases were partially offset by a $104 million decrease attributable to lower volume in the six-month period ended November 23, 2014.

SG&A expenses decreased $54 million to $1,713 million in the six-month period ended November 23, 2014 versus the same period in fiscal 2014 including a 4 percentage point decrease in media and advertising expense. SG&A expenses as a percent of net sales in the six-month period ended November 23, 2014 was flat compared with the same period of fiscal 2014.

Restructuring, impairment, and other exit costs consisted of the following:

	Six-Month Period Ended
In Millions	Nov. 23, 2014	Nov. 24, 2013
Project Catalyst	$145.0	$—
Project Century	70.3	—
Combination of certain operational facilities	13.9	—
Charges associated with restructuring actions previously announced	(0.6)	3.5
Total	$228.6	$3.5

We also recorded $19 million of restructuring charges in cost of sales during the six-month period ended November 23, 2014.

During the second quarter of fiscal 2015, we approved Project Catalyst, a restructuring plan to increase organizational effectiveness and reduce overhead expense. We also approved the closure of two manufacturing facilities as part of Project Century, our review of our North American manufacturing and distribution network to streamline operations and identify potential capacity reductions. In addition, during the first quarter of fiscal 2015, we approved a plan to combine certain Yoplait and General Mills operational facilities to increase efficiencies and reduce costs. We expect to record a total of approximately $363 million of restructuring charges related to these projects, of which approximately $178 million will be cash. We expect these actions to be completed by the end of fiscal 2017. We paid $10 million of cash in the six-month period ended November, 23, 2014 related to restructuring activities. For further information on these restructuring actions, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the six-month period ended November 23, 2014, totaled $156 million, an $8 million increase from the same period of fiscal 2014. Average interest bearing instruments increased $1,062 million, generating a $21 million increase in net interest. The average interest rate decreased 31 basis points, including the effect of the mix of debt, generating a $13 million decrease in net interest.

The effective tax rate for the six-month period ended November 23, 2014, was 31.8 percent compared to 32.8 percent for the six-month period ended November 24, 2013. The 1.0 percentage point decrease was primarily due to favorable state audit settlements and tax law changes.

After-tax earnings from joint ventures for the six-month period ended November 23, 2014, increased to $53 million compared to $50 million in the same period last fiscal year, primarily driven by lower advertising and media expense at CPW offset in part by unfavorable foreign currency exchange. In the six-month period ended November 23, 2014, net sales for CPW decreased 4 percent driven by a 2 percentage point decrease from unfavorable foreign currency exchange, a 1 percentage point decrease due to unfavorable net price realization and mix, and a 1 percentage point decrease in contributions from volume growth. Net sales for HDJ decreased 3 percent driven by a 7 percentage point decrease from unfavorable foreign currency exchange, partially offset by a 3 percentage point increase from favorable net price realization and mix and a 1 percentage point increase in contributions from volume growth.

Average diluted shares outstanding decreased by 31 million in the six-month period ended November 23, 2014 compared to the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Net earnings attributable to General Mills were $691 million in the six-month period ended November 23, 2014, down 32 percent from $1,009 million in the same period last year. Diluted EPS was $1.11 in the six-month period ended November 23, 2014, down 28 percent from $1.54 last year. These results include the effects of restructuring charges and the mark-to-market valuation of certain commodity positions and grain inventories. Diluted EPS excluding certain items affecting comparability was $1.41 in the six-month period ended November 23, 2014 compared to $1.53 in the same period of fiscal 2014. Diluted EPS excluding certain items affecting comparability on a constant currency basis in the six-month period ended November 23, 2014, decreased 6 percent compared to the same period of fiscal 2014 (see the “Non-GAAP Measures” section below for our use of these measures and our discussion of the items affecting comparability).

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

U.S. Retail Segment Results

Beginning with the second quarter of fiscal 2015, we realigned certain operating units within our U.S. Retail operating segment. We also changed the name of our Yoplait operating unit to Yogurt and our Big G operating unit to Cereal. Frozen Foods transitioned into Meals and Baking Products. Small Planet Foods transitioned into Snacks, Cereal, and Meals. Yogurt was unchanged. We revised the amounts previously reported in the net sales percentage change by operating unit within our U.S. Retail segment to conform to the new operating unit structure. These realignments had no effect on previously reported consolidated net sales, operating segments’ net sales, operating profit, segment operating profit, net earnings attributable to General Mills, or earnings per share. In addition, results from the Annie’s, Inc. (Annie’s) acquisition are included in the Meals and Snacks operating units.

Net sales for our U.S. Retail segment of $2,862 million in the second quarter of fiscal 2015 decreased 4 percentage points compared to the second quarter of fiscal 2014 due to a 3 percentage point decline in contributions from volume growth and 1 percentage point of unfavorable net price realization and mix. The decrease in net sales was primarily driven by the Meals, Baking Products, and Cereal operating units, partially offset by increases in the Snacks and Yogurt operating units.

Net sales for our U.S. Retail segment of $5,306 million for the six-month period ended November 23, 2014 decreased 4 percentage points from the same period in fiscal 2014 due to a 3 percentage point decline in contributions from volume growth and 1 percentage point of unfavorable net price realization and mix, including the impact of merchandising expense phasing. The decrease in net sales was primarily driven by the Meals, Cereal, and Baking Products operating units, partially offset by increases in the Snacks and Yogurt operating units.

U.S. Retail Net Sales Percentage Change by Operating Unit

	Quarter Ended	Six-Month Period Ended
	Nov. 23, 2014	Nov. 23, 2014
Meals	(7)%	(8)%
Baking Products	(5)	(6)
Cereal	(5)	(7)
Snacks	2	3
Yogurt	1	1
Total	(4)%	(4)%

Segment operating profit decreased 10 percent to $616 million in the second quarter of fiscal 2015 compared to the same period last year. The decrease was primarily driven by lower volume, unfavorable net price realization, and higher supply chain costs, partially offset by a decrease in SG&A expenses.

Segment operating profit decreased 17 percent to $1,073 million in the six-month period ended November 23, 2014 compared to the same period of fiscal 2014, primarily driven by lower volume, unfavorable net price realization, and an increase in supply chain costs, partially offset by a decrease in SG&A expenses.

International Segment Results

Net sales for our International segment of $1,321 million decreased 6 percent in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 due to 9 percentage points of unfavorable foreign currency exchange, partially offset by 3 percentage points of favorable net price realization and mix. Contributions from volume growth were flat.

Net sales for our International segment of $2,672 million for the six-month period ended November 23, 2014 decreased 2 percentage points compared to the same period of fiscal 2014 due to 7 percentage points of unfavorable foreign currency exchange, partially offset by 5 percentage points of favorable net price realization and mix. Contributions from volume growth were flat.

International Net Sales Percentage Change by Geographic Region

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Quarter Ended Nov. 23, 2014	Quarter Ended Nov. 23, 2014
Europe	Flat	4%
Canada	(13)%	(7)
Asia/Pacific	1	2
Latin America	(17)	14
Total	(6)%	3%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

The 6 percentage point decrease in fiscal 2015 second quarter net sales in the International segment was driven by declines in our Latin America and Canada regions, partially offset by growth in our Asia/Pacific region. Net sales in our Europe region were flat. On a constant currency basis, International segment net sales grew 3 percent, with growth in the Latin America, Europe, and Asia/Pacific regions, partially offset by a decline in the Canada region.

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Six-Month Period Ended Nov. 23, 2014	Six-Month Period Ended Nov. 23, 2014
Europe	4%	4%
Canada	(10)	(4)
Asia/Pacific	3	3
Latin America	(11)	17
Total	(2)%	5%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

The 2 percentage point decrease in the International segment for the six-month period ended November 23, 2014 was driven by declines in the Canada and Latin America regions, partially offset by growth in the Europe and Asia/Pacific regions. On a constant currency basis, International segment net sales grew 5 percent, with growth in the Latin America, Europe, and Asia/Pacific regions, partially offset by a decline in the Canada region.

Segment operating profit decreased 12 percent to $134 million in the second quarter of fiscal 2015 compared to the same period of fiscal 2014, primarily driven by unfavorable foreign currency exchange and lower growth in emerging markets. International segment operating profit decreased 2 percent on a constant currency basis in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit grew 1 percent to $280 million in the six-month period ended November 23, 2014 compared to the same period of fiscal 2014, primarily driven by favorable net price realization and lower input costs, partially offset by unfavorable foreign currency exchange and lower growth in emerging markets. International segment operating profit for the six-month period ended November 23, 2014, increased 7 percent on a constant currency basis compared to the same period of fiscal 2014 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores and Foodservice Segment Results

Net sales for the Convenience Stores and Foodservice segment of $530 million increased 4 percentage points in the second quarter of fiscal 2015 compared to the same period of fiscal 2014. The increase was driven by 5 percentage points of favorable net price realization and mix, partially offset by a 1 percentage point decline in contributions from volume growth.

Net sales for the Convenience Stores and Foodservice segment of $1,002 million increased 3 percentage points in the six-month period ended November 23, 2014. The increase was driven by 4 percentage points of favorable net price realization and mix, partially offset by a 1 percentage point decline in contributions from volume growth.

Segment operating profit for the second quarter of fiscal 2015 increased 13 percent to $96 million compared to the second quarter of fiscal 2014 primarily driven by favorable net price realization and mix, partially offset by a decrease in volume.

Segment operating profit for the six-month period ended November 23, 2014, increased 15 percent to $184 million compared to the six-month period ended November 24, 2013, primarily driven by favorable net price realization and mix, partially offset by a decrease in volume.

UNALLOCATED CORPORATE ITEMS

Beginning in the first quarter of fiscal 2015, we have changed how we assess segment operating performance to exclude the asset and liability remeasurement impact from hyperinflationary economies. This impact is now included in unallocated corporate items. All periods presented have been changed to conform to this presentation.

Unallocated corporate expense totaled $73 million in the second quarter of fiscal 2015 compared to $49 million in the same period in fiscal 2014. In the second quarter of fiscal 2015, we recorded a $5 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $21 million net decrease in expense in the second quarter of fiscal 2014.

Unallocated corporate expense totaled $192 million in the six-month period ended November 23, 2014, compared to $123 million in the same period last year. In the six-month period ended November 23, 2014, we recorded a $54 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $20 million net decrease in expense in the same period a year ago.

Venezuela is a highly inflationary economy and as such, we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (“SICAD 2”) and has indicated that this will be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In the six-month period ended November 23, 2014, we recorded an immaterial impact in unallocated corporate items resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary at the SICAD 2 rate. We have been able to access U.S. dollars through the SICAD 2 market. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. As of November 23, 2014, we had $1.0 million of non-U.S. dollar cash balances in Venezuela.

LIQUIDITY

During the six-month period ended November 23, 2014, our operations generated $863 million of cash compared to $1,009 million in the same period last year. The $146 million change is primarily due to a $76 million change in current assets and liabilities and a decrease in net earnings. The change in current assets and liabilities is primarily driven by a $95 million change in inventory due to higher balances in the current year and a $60 million change in prepaids and other current assets primarily due to the liquidation of a corporate asset in the prior year, partially offset by an $101 million change in accounts payable primarily due to the timing of payments and extension of payment terms.

Cash used by investing activities during the six-month period ended November 23, 2014, was $1.2 billion, $854 million more than the same period in fiscal 2014. In the second quarter of fiscal 2015, we acquired Annie’s, a publicly traded food company headquartered in Berkeley, California, for an aggregate purchase price of $809 million, net of $12 million of cash acquired. We invested $318 million in land, buildings, and equipment during the first six-months of fiscal 2015, $49 million more than the previous year.

Cash generated by financing activities during the six-month period ended November 23, 2014, was $369 million compared to a use of $654 million in the same period last year, primarily reflecting the issuance of fixed-rate notes to fund the acquisition of Annie’s which drove $1.1 billion more net debt issuances in the first six-months of fiscal 2015 than the same period a year ago. We also paid $969 million in cash to repurchase common stock and paid $503 million of dividends in the first six-months of fiscal 2015 compared to $864 million and $490 million, respectively, in the same period last year.

As of November 23, 2014, we had $860 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and potential acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate cash held in foreign jurisdictions, we intend to do so only in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Nov. 23, 2014	May 25, 2014
Notes payable	$2,071.4	$1,111.7
Current portion of long-term debt	750.7	1,250.6
Long-term debt	7,713.1	6,423.5
Total debt	10,535.2	8,785.8
Redeemable interest	901.4	984.1
Noncontrolling interests	437.9	470.6
Stockholders’ equity	5,672.3	6,534.8
Total capital	$17,546.8	$16,775.3

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding short-term borrowings. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 23, 2014:

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

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. and Liberté Marques S.a.r.l. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of November 23, 2014, we recorded Sodiaal’s 50 percent interests in Yoplait Marques S.A.S. and Liberté Marques S.a.r.l. as noncontrolling interests, and the fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. These euro-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. As of November 23, 2014, the redemption value of the redeemable interest was $0.9 billion, which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of November 23, 2014, we were in compliance with all of these covenants.

We have $751 million of long-term debt maturing in the next 12 months that is classified as current, primarily $750 million of 5.2 percent fixed-rate notes due in March 2015. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the second quarter of fiscal 2015.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014. The accounting policies used in preparing our interim fiscal 2015 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of November 23, 2014, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

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

NON-GAAP MEASURES

We have included in this report measures of financial performance that are not defined by GAAP. We believe that these measures provide useful information to investors and include these measures in other communications to investors.

For each of these non-GAAP financial measures, we are providing below a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure, an explanation of why our management or the Board of Directors believes the non-GAAP measure provides useful information to investors and any additional purposes for which our management or Board of Directors uses the non-GAAP measure. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure.

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant currency growth rate follows:

	Quarter Ended			Six-Month Period Ended
Per Share Data	Nov. 23, 2014	Nov. 24, 2013	Change	Nov. 23, 2014	Nov. 24, 2013	Change
Diluted earnings per share, as reported	$0.56	$0.84	(33)%	$1.11	$1.54	(28)%
Mark-to-market effects (a)	—	(0.02)		0.05	(0.02)
Restructuring costs (b)	0.24	0.01		0.25	0.01
Diluted earnings per share, excluding certain items affecting comparability	$0.80	$0.83	(4)%	$1.41	$1.53	(8)%
Foreign currency exchange impact			(4)%			(2)%
Diluted earnings per share growth, excluding certain items affecting comparability, on a constant currency basis			Flat			(6)%

(a)	Net gain from mark-to-market valuation of certain commodity positions and grain inventories. See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Total Segment Operating Profit Growth Rate on a Constant Currency Basis is calculated as follows:

	Quarter Ended Nov. 23, 2014
	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Segment Operating Profit on Constant Currency Basis
Total Segment Operating Profit	(8)%	(2	) pts	(6)%

	Six-Month Period Ended Nov. 23, 2014
	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Segment Operating Profit on Constant Currency Basis
Total Segment Operating Profit	(11)%	(1	) pt	(10)%

Constant Currency International Segment Operating Profit Growth Rate

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of the International segment by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign exchange markets.

	Quarter Ended Nov. 23, 2014
	Percentage Change in Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Segment Operating Profit on Constant Currency Basis
International Segment Operating Profit	(12)%	(10	) pts	(2)%

	Six-Month Period Ended Nov. 23, 2014
	Percentage Change in Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Segment Operating Profit on Constant Currency Basis
International Segment Operating Profit	1%	(6	) pts	7%

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

	Quarter Ended Nov. 23, 2014
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	Flat	(4	) pts	4%
Canada	(13)%	(6)		(7)
Asia/Pacific	1	(1)		2
Latin America	(17)	(31)		14
Total International	(6)%	(9	) pts	3%

	Six-Month Period Ended Nov. 23, 2014
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	4%	Flat		4%
Canada	(10)	(6	) pts	(4)
Asia/Pacific	3	Flat		3
Latin America	(11)	(28)		17
Total International	(2)%	(7	) pts	5%

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

Accelerated depreciation associated with restructured assets. The increase in depreciation expense caused by updating the salvage value and shortening the useful life of depreciable fixed assets to coincide with the end of production under an approved restructuring plan, but only if impairment is not present.

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

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of November 23, 2014, was $22 million and $5 million, respectively. During the six-month period ended November 23, 2014, the interest rate value-at-risk decreased by $11 million while the commodity value-at-risk increased by $2 million compared to this measure as of May 25, 2014. The value-at-risk for interest rate instruments decreased due to lower interest rate market volatility, while value-at-risk for commodity positions increased due to higher volatility and increased notional amounts of commodity transactions. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 23, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 23, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended November 23, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
August 25, 2014
September 28, 2014	4,674,452	$52.58	4,674,452	95,325,548
September 29, 2014
October 26, 2014	3,052,211	50.20	3,052,211	92,273,337
October 27, 2014
November 23, 2014	2,102,800	51.03	2,102,800	90,170,537
Total	9,829,463	$51.51	9,829,463	90,170,537

(a)	The total number of shares purchased includes: (i) shares purchased on the open market; and (ii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

10.1 Five-Year Credit Agreement, dated as of April 16, 2012, as amended as of May 18, 2012 and September 19, 2014, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2 Amendment No. 1 dated as of September 19, 2014 to the Five-Year Credit Agreement dated as of May 23, 2014 among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 23, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date December 17, 2014	/s/ Roderick A. Palmore
Roderick A. Palmore
Executive Vice President, General Counsel and Secretary

Date December 17, 2014	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Five-Year Credit Agreement, dated as of April 16, 2012, as amended as of May 18, 2012 and September 19, 2014, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2	Amendment No. 1 dated as of September 19, 2014 to the Five-Year Credit Agreement dated as of May 23, 2014 among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 23, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.