Form 10-Q
period 2015-02-22
GENERAL MILLS INC
filed 2015-03-18
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 22, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of March 6, 2015: 596,089,958 (excluding 158,523,370 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and nine-month periods ended February 22, 2015, and February 23, 2014	3
	Consolidated Statements of Comprehensive Income for the quarterly and nine-month periods ended February 22, 2015, and February 23, 2014	4
	Consolidated Balance Sheets as of February 22, 2015, and May 25, 2014	5
	Consolidated Statements of Total Equity and Redeemable Interest for the nine-month period ended February 22, 2015, and the fiscal year ended May 25, 2014	6
	Consolidated Statements of Cash Flows for the nine-month periods ended February 22, 2015, and February 23, 2014	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6.	Exhibits	50

Signatures		51

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Nine-Month Period Ended
	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014
Net sales	$4,350.9	$4,377.4	$13,331.5	$13,625.8

Cost of sales	2,975.0	2,864.7	8,897.8	8,738.4

Selling, general, and administrative expenses	789.4	842.1	2,502.1	2,608.4

Restructuring, impairment, and other exit costs	49.3	—	277.9	3.5

Operating profit	537.2	670.6	1,653.7	2,275.5

Interest, net	80.0	75.5	235.8	223.0

Earnings before income taxes and after-tax earnings from joint ventures	457.2	595.1	1,417.9	2,052.5

Income taxes	116.5	200.9	422.5	679.6

After-tax earnings from joint ventures	13.1	22.8	66.2	73.0

Net earnings, including earnings attributable to redeemable and noncontrolling interests	353.8	417.0	1,061.6	1,445.9

Net earnings attributable to redeemable and noncontrolling interests	10.6	6.4	27.1	26.1

Net earnings attributable to General Mills	$343.2	$410.6	$1,034.5	$1,419.8

Earnings per share - basic	$0.57	$0.66	$1.71	$2.24

Earnings per share - diluted	$0.56	$0.64	$1.67	$2.18

Dividends per share	$0.41	$0.38	$1.23	$1.14

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Nine-Month Period Ended
	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$353.8	$417.0	$1,061.6	$1,445.9

Other comprehensive income (loss), net of tax:

Foreign currency translation	(411.3)	(59.2)	(801.1)	(83.7)

Other fair value changes:
Securities	0.5	(0.4)	0.8	0.3
Hedge derivatives	10.9	8.2	15.5	12.1

Reclassification to earnings:
Hedge derivatives	(0.1)	—	5.2	(3.5)
Amortization of losses and prior service costs	27.8	26.6	80.8	81.3

Other comprehensive income (loss), net of tax	(372.2)	(24.8)	(698.8)	6.5

Total comprehensive income (loss)	(18.4)	392.2	362.8	1,452.4

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	(83.4)	15.5	(174.2)	87.9

Comprehensive income attributable to General Mills	$65.0	$376.7	$537.0	$1,364.5

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Feb. 22, 2015	May 25, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$784.2	$867.3
Receivables	1,585.3	1,483.6
Inventories	1,585.1	1,559.4
Deferred income taxes	120.7	74.1
Prepaid expenses and other current assets	389.1	409.1

Total current assets	4,464.4	4,393.5

Land, buildings, and equipment	3,725.4	3,941.9
Goodwill	8,935.1	8,650.5
Other intangible assets	4,993.3	5,014.3
Other assets	1,264.9	1,145.5

Total assets	$23,383.1	$23,145.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,481.3	$1,611.3
Current portion of long-term debt	1,750.6	1,250.6
Notes payable	1,897.9	1,111.7
Other current liabilities	1,572.7	1,449.9

Total current liabilities	6,702.5	5,423.5

Long-term debt	6,642.6	6,423.5
Deferred income taxes	1,792.7	1,666.0
Other liabilities	1,594.7	1,643.2

Total liabilities	16,732.5	15,156.2

Redeemable interest	801.5	984.1

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,293.2	1,231.8
Retained earnings	12,070.4	11,787.2
Common stock in treasury, at cost, shares of 158.6 and 142.3	(6,160.1)	(5,219.4)
Accumulated other comprehensive loss	(1,837.8)	(1,340.3)

Total stockholders’ equity	5,441.2	6,534.8

Noncontrolling interests	407.9	470.6

Total equity	5,849.1	7,005.4

Total liabilities and equity	$23,383.1	$23,145.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 26, 2013	754.6	$75.5	$1,166.6	(113.8)	$(3,687.2)	$10,702.6	$(1,585.3)	$456.3	$7,128.5	$967.5
Total comprehensive income						1,824.4	245.0	24.9	2,094.3	70.0
Cash dividends declared ($1.17 per share)						(739.8)			(739.8)
Shares purchased			30.0	(35.6)	(1,775.3)				(1,745.3)
Stock compensation plans (includes income tax benefits of $69.3)			13.8	7.1	243.1				256.9
Unearned compensation related to restricted stock unit awards			(91.3)						(91.3)
Earned compensation			108.5						108.5
Decrease in redemption value of redeemable interest			4.2						4.2	(4.2)
Addition of noncontrolling interest								17.6	17.6
Distributions to noncontrolling and redeemable interest holders								(28.2)	(28.2)	(49.2)
Balance as of May 25, 2014	754.6	75.5	1,231.8	(142.3)	(5,219.4)	11,787.2	(1,340.3)	470.6	7,005.4	984.1
Total comprehensive income (loss)						1,034.5	(497.5)	(59.1)	477.9	(115.1)
Cash dividends declared ($1.23 per share)						(751.3)			(751.3)
Shares purchased				(22.3)	(1,161.7)				(1,161.7)
Stock compensation plans (includes income tax benefits of $56.6)			(7.0)	6.0	221.0				214.0
Unearned compensation related to restricted stock unit awards			(79.0)						(79.0)
Earned compensation			89.5						89.5
Decrease in redemption value of redeemable interest			68.4						68.4	(68.4)
Addition of noncontrolling interest								20.7	20.7
Acquisition of interest in subsidiary			(10.5)					0.6	(9.9)
Distributions to noncontrolling and redeemable interest holders								(24.9)	(24.9)	0.9
Balance as of Feb. 22, 2015	754.6	$75.5	$1,293.2	(158.6)	$(6,160.1)	$12,070.4	$(1,837.8)	$407.9	$5,849.1	$801.5

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Nine-Month Period Ended
	Feb. 22, 2015	Feb. 23, 2014
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,061.6	$1,445.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	443.7	442.1
After-tax earnings from joint ventures	(66.2)	(73.0)
Distributions of earnings from joint ventures	36.8	41.6
Stock-based compensation	84.5	87.4
Deferred income taxes	31.2	95.8
Tax benefit on exercised options	(56.6)	(45.6)
Pension and other postretirement benefit plan contributions	(35.3)	(37.3)
Pension and other postretirement benefit plan costs	68.3	93.0
Restructuring, impairment, and other exit costs	275.2	(13.8)
Changes in current assets and liabilities, excluding the effects of acquisitions	(182.2)	(186.2)
Other, net	(99.6)	(125.7)

Net cash provided by operating activities	1,561.4	1,724.2

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(490.9)	(416.4)
Acquisitions, net of cash acquired	(822.3)	—
Investments in affiliates, net	(92.1)	(46.0)
Proceeds from disposal of land, buildings, and equipment	1.3	5.2
Exchangeable note	—	29.3
Other, net	(4.3)	(2.4)

Net cash used by investing activities	(1,408.3)	(430.3)

Cash Flows - Financing Activities
Change in notes payable	766.4	6.8
Issuance of long-term debt	1,274.6	1,673.0
Payment of long-term debt	(395.6)	(744.5)
Proceeds from common stock issued on exercised options	103.1	42.6
Tax benefit on exercised options	56.6	45.6
Purchases of common stock for treasury	(1,161.7)	(1,403.2)
Dividends paid	(751.3)	(729.4)
Addition of noncontrolling interest	—	17.6
Distributions to noncontrolling and redeemable interest holders	(24.0)	(76.5)
Other, net	(14.6)	(2.2)

Net cash used by financing activities	(146.5)	(1,170.2)

Effect of exchange rate changes on cash and cash equivalents	(89.7)	(18.0)

Increase (decrease) in cash and cash equivalents	(83.1)	105.7
Cash and cash equivalents - beginning of year	867.3	741.4

Cash and cash equivalents - end of period	$784.2	$847.1

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(176.4)	$(207.8)
Inventories	(50.8)	(30.1)
Prepaid expenses and other current assets	(11.7)	36.6
Accounts payable	(18.9)	(18.8)
Other current liabilities	75.6	33.9

Changes in current assets and liabilities	$(182.2)	$(186.2)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended February 22, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015.

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

(3) Restructuring Initiatives

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges related to these activities were as follows:

	Quarter Ended						Nine-Month Period Ended
	Feb. 22, 2015						Feb. 22, 2015
In Millions	Severance	Asset Write- offs	Pension Related	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Pension Related	Accelerated Depreciation	Other	Total
Project Catalyst	$(24.4)	$11.1	$6.6	$—	$8.0	$1.3	$120.6	$11.1	$6.6	$—	$8.0	$146.3
Project Century	22.3	8.8	15.6	21.6	1.6	69.9	44.0	41.4	31.2	34.2	8.0	158.8
Combination of certain operational facilities	—	—	—	—	—	—	13.0	0.7	—	—	0.2	13.9
Charges associated with restructuring actions previously announced	—	—	—	—	—	—	(0.6)	—	—	—	—	(0.6)
Total	$(2.1)	$19.9	$22.2	$21.6	$9.6	$71.2	$177.0	$53.2	$37.8	$34.2	$16.2	$318.4

During the second quarter of fiscal 2015, we approved Project Catalyst, a restructuring plan to increase organizational effectiveness and reduce overhead expense. In connection with this project, we expect to eliminate approximately 800 positions primarily in the United States. We expect to incur approximately $146 million of net expenses relating to these actions of which approximately $127 million will be cash. We expect these actions to be largely completed by the end of fiscal 2015.

Project Century (Century) is a review of our North American manufacturing and distribution network to streamline operations and identify potential capacity reductions. In addition to the actions taken at certain facilities described below, we incurred $17.3 million of restructuring charges in the nine-month period ended February 22, 2015 related to Century of which $6.0 million was cash.

As part of Century, we approved actions in the third quarter of fiscal 2015 to reduce our refrigerated dough capacity and exit our Midland, Ontario, Canada and New Albany, Indiana facilities, which support our U.S. Retail, International, and Convenience Stores and Foodservice supply chains. The Midland action will affect approximately 100 positions and we expect to incur approximately $20 million of net expenses relating to this action, of which approximately $12 million will be cash. We recorded $5.7 million of restructuring charges in the third quarter of fiscal 2015. The New Albany action will affect approximately 400 positions and we expect to incur approximately $88 million of net expenses relating to this action of which approximately $44 million will be cash. We recorded $47.4 million of restructuring charges in the third quarter of fiscal 2015. We anticipate these actions will be completed by the end of fiscal 2018.

During the second quarter of fiscal 2015, we approved a restructuring plan to consolidate yogurt manufacturing capacity and exit our Methuen, Massachusetts facility in our U.S. Retail and Convenience Stores and Foodservice supply chains as part of Century. This action will affect approximately 250 positions. We recorded $9.2 million of restructuring charges in the third quarter of fiscal 2015 and $34.9 million in the nine-month period ended February 22, 2015. We expect to incur approximately $70 million of net expenses relating to this action of which approximately $20 million will be cash. We expect this action to be completed by the end of fiscal 2016.

Also as part of Century, during the second quarter of fiscal 2015, we approved a restructuring plan to eliminate excess cereal and dry mix capacity and exit our Lodi, California facility in our U.S. Retail supply chain. This action will affect approximately 430 positions. We recorded $8.7 million of restructuring charges in the third quarter of fiscal 2015 and $53.5 million in the nine-month period ended February 22, 2015. We expect to incur approximately $100 million of net expenses relating to this action of which approximately $38 million will be cash. We expect this action to be completed by the end of fiscal 2016.

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

During the nine-month period ended February 22, 2015, we paid $43.2 million in cash related to restructuring actions.

In addition to restructuring charges, we expect to incur approximately $66 million of additional project-related costs all of which will be cash and will be recorded in cost of sales. We recorded $2.8 million in the third quarter of fiscal 2015 and $3.5 million in the nine-month period ended February 22, 2015 in cost of sales for project-related costs.

Restructuring charges and project-related costs are classified in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014
Cost of sales	$21.9	$—	$40.5	$—
Restructuring, impairment, and other exit costs	49.3	—	277.9	3.5
Total restructuring charges	71.2	—	318.4	3.5

Project-related costs classified in cost of sales	$2.8	$—	$3.5	$—

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 25, 2014	$3.5	$—	$—	$3.5
Fiscal 2015 charges, including foreign currency translation	175.0	0.6	8.1	183.7
Utilized in fiscal 2015	(35.4)	—	(6.0)	(41.4)
Reserve balance as of Feb. 22, 2015	$143.1	$0.6	$2.1	$145.8

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Feb. 22, 2015	May 25, 2014
Goodwill	$8,935.1	$8,650.5
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,558.3	4,504.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	560.6	630.7
Less accumulated amortization	(125.6)	(120.5)

Intangible assets subject to amortization, net	435.0	510.2

Other intangible assets	4,993.3	5,014.3

Total	$13,928.4	$13,664.8

Based on the carrying value of finite-lived intangible assets as of February 22, 2015, annual amortization expense for each of the next five fiscal years is estimated to be approximately $32 million.

The changes in the carrying amount of goodwill during fiscal 2015 were as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice	Joint Ventures	Total
Balance as of May 25, 2014	$5,829.2	$1,402.0	$921.1	$498.2	$8,650.5
Acquisition	589.8	—	—	—	589.8
Other activity, primarily foreign currency translation	—	(223.0)	—	(82.2)	(305.2)
Balance as of Feb. 22, 2015	$6,419.0	$1,179.0	$921.1	$416.0	$8,935.1

During the second quarter of fiscal 2015, we reorganized certain reporting units within our U.S. Retail operating segment. We evaluated the fair value relative to the book value of the reorganized reporting units and determined that no impairment had occurred as a result of the changes to the reporting units. Our chief operating decision maker continues to assess performance and make decisions about resources to be allocated to our segments at the U.S. Retail, International, and Convenience Stores and Foodservice operating segment level.

We performed our fiscal 2015 impairment assessment as of the first day of the third quarter of fiscal 2015, and determined there was no impairment of goodwill for any of our reporting units as their related fair values were substantially in excess of their carrying values.

The changes in the carrying amount of other intangible assets during fiscal 2015 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 25, 2014	$3,307.5	$1,641.8	$65.0	$5,014.3
Acquisition	268.4	—	—	268.4
Amortization and foreign currency translation	(3.1)	(286.5)	0.2	(289.4)
Balance as of Feb. 22, 2015	$3,572.8	$1,355.3	$65.2	$4,993.3

We performed our fiscal 2015 impairment assessment as of the first day of the third quarter of fiscal 2015. As of our assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values, except for the Mountain High, Uncle Toby’s, and Green Giant brands. The excess fair value above the carrying value of these brand assets is as follows:

In Millions	Book Value	Excess Fair Value Above Carrying Value
Mountain High	$35.4	3%
Uncle Toby’s	$57.7	7%
Green Giant	$425.9	13%

We will continue to monitor these businesses for potential impairment.

(5) Inventories

The components of inventories were as follows:

In Millions	Feb. 22, 2015	May 25, 2014
Raw materials and packaging	$394.9	$419.0
Finished goods	1,289.6	1,260.2
Grain	119.5	97.1
Excess of FIFO over LIFO cost	(218.9)	(216.9)
Total	$1,585.1	$1,559.4

(6) Financial Instruments, Risk Management Activities, and Fair Values

Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of February 22, 2015, and May 25, 2014, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
In Millions	Feb. 22, 2015	May 25, 2014	Feb. 22, 2015	May 25, 2014	Feb. 22, 2015	May 25, 2014	Feb. 22, 2015	May 25, 2014
Available-for-sale:
Debt securities	$170.0	$318.6	$170.1	$318.8	$0.1	$0.2	$—	$—
Equity securities	1.8	1.8	8.3	7.2	6.5	5.4	—	—
Total	$171.8	$320.4	$178.4	$326.0	$6.6	$5.6	$—	$—

For the third quarter of fiscal 2015, there were no gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in accumulated other comprehensive loss (AOCI) within stockholders’ equity. Scheduled maturities of our marketable securities are as follows:

	Available-for-Sale
In Millions	Cost	Market Value
Under 1 year (current)	$169.4	$169.5
From 1 to 3 years	0.5	0.5
From 4 to 7 years	0.1	0.1
Equity securities	1.8	8.3
Total	$171.8	$178.4

Cash and cash equivalents totaling $48.6 million as of February 22, 2015, were pledged as collateral for certain derivative contracts. As of February 22, 2015, $23.5 million of certain accounts receivable were pledged as collateral against a foreign uncommitted line of credit.

The fair values and carrying amounts of long-term debt, including the current portion, were $8,851.2 million and $8,393.2 million, respectively, as of February 22, 2015. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Unallocated corporate items for the quarter and nine-month periods ended February 22, 2015, and February 23, 2014, included:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014
Net gain (loss) on certain mark-to-market valuation of commodity positions	$(64.8)	$6.4	$(146.4)	$(9.6)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	28.6	8.6	56.6	43.1
Net mark-to-market revaluation of certain grain inventories	(7.5)	7.8	(8.2)	9.5
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(43.7)	$22.8	$(98.0)	$43.0

As of February 22, 2015, the net notional value of commodity derivatives was $584.3 million, of which $216.6 million related to energy inputs and $367.7 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps and hedges of forecasted issuances of debt are accounted for as cash flow hedges. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the quarter and nine-month period ended February 22, 2015.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million for the quarter and nine-month period ended February 22, 2015.

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

As of February 22, 2015, the pre-tax amount of cash-settled interest rate hedge gain or loss remaining in AOCI that will be reclassified to earnings over the remaining term of the related underlying debt is as follows:

In Millions	Gain/(Loss)
5.7% notes due February 15, 2017	$(4.4)
5.65% notes due February 15, 2019	2.0
3.15% notes due December 15, 2021	(67.5)
3.65% notes due February 15, 2024	16.0
5.4% notes due June 15, 2040	(14.1)
4.15% notes due February 15, 2043	11.0
Net pre-tax hedge loss in AOCI	$(57.0)

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate derivatives. Average floating rates are based on rates as of the end of the reporting period.

In Millions	Feb. 22, 2015	May 25, 2014
Pay-floating swaps - notional amount	$1,250.0	$250.0
Average receive rate	1.6%	0.9%
Average pay rate	0.7%	0.5%

The swap contracts mature at various dates from fiscal 2016 to 2020 as follows:

In Millions	Pay Floating
2016	$250.0
2017	—
2018	500.0
2019	—
2020	500.0
Total	$1,250.0

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in the Consolidated Balance Sheets to the net fair values that could be reported in the Consolidated Balance Sheets:

	Feb. 22, 2015
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$4.6	$—	$4.6	$(3.0)	$—	$1.6	$(70.0)	$—	$(70.0)	$3.0	$48.6	$(18.4)
Interest rate contracts	0.2	—	0.2	—	—	0.2	(2.5)	—	(2.5)	—	—	(2.5)
Foreign exchange contracts	39.5	—	39.5	(21.4)	—	18.1	(70.6)	—	(70.6)	21.4	—	(49.2)
Total	$44.3	$—	$44.3	$(24.4)	$—	$19.9	$(143.1)	$—	$(143.1)	$24.4	$48.6	$(70.1)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.

(b)	Net fair value as recorded in the Consolidated Balance Sheets.

(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.

(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.

(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

	May 25, 2014
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$19.1	$—	$19.1	$(3.4)	$—	$15.7	$(4.0)	$—	$(4.0)	$3.4	$—	$(0.6)
Interest rate contracts	0.7	—	0.7	—	—	0.7	—	—	—	—	—	—
Foreign exchange contracts	10.5	—	10.5	(8.0)	—	2.5	(19.1)	—	(19.1)	8.0	—	(11.1)
Total	$30.3	$—	$30.3	$(11.4)	$—	$18.9	$(23.1)	$—	$(23.1)	$11.4	$—	$(11.7)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.

(b)	Net fair value as recorded in the Consolidated Balance Sheets.

(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.

(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.

(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

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

As of February 22, 2015, the net notional value of foreign exchange derivatives was $1.2 billion. The amount of hedge ineffectiveness was less than $1 million for the quarter and nine-month period ended February 22, 2015.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. During the second quarter of fiscal 2014, we entered into a net investment hedge for a portion of our net investment in foreign operations denominated in euros by issuing €500.0 million of euro-denominated bonds. As of February 22, 2015, we had deferred net foreign currency gains of $8.1 million in AOCI associated with net investment hedging activity.

Venezuela is a highly inflationary economy and as such, we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (“SICAD 2”) and at that time indicated that it would be the market through which U.S. dollars would be obtained for the remittance of dividends. On February 12, 2015, the Venezuelan government replaced SICAD 2 with a new foreign exchange market mechanism (“SIMADI”). We expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In the nine-month period ended February 22, 2015, we recorded a $7.2 million foreign exchange loss in unallocated corporate items resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary at the SIMADI rate of 171 bolivars per U.S. dollar. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. As of February 22, 2015, we had $0.4 million of non-U.S. dollar cash balances in Venezuela.

Equity Instruments. Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of February 22, 2015, the net notional value of our equity swaps was $120.3 million. These swap contracts mature in fiscal 2015.

Fair Value Measurements and Financial Statement Presentation

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of February 22, 2015 and May 25, 2014, were as follows:

	Feb. 22, 2015
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$0.2	$—	$0.2	$—	$(2.5)	$—	$(2.5)
Foreign exchange contracts (c) (d)	—	39.4	—	39.4	—	(24.9)	—	(24.9)
Total	—	39.6	—	39.6	—	(27.4)	—	(27.4)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	0.1	—	0.1	—	(45.7)	—	(45.7)
Commodity contracts (c) (e)	1.6	3.0	—	4.6	—	(70.0)	—	(70.0)
Grain contracts (c) (e)	—	2.6	—	2.6	—	(11.5)	—	(11.5)
Total	1.6	5.7	—	7.3	—	(127.2)	—	(127.2)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	8.3	170.1	—	178.4	—	—	—	—
Long-lived assets (g)	—	47.1	—	47.1	—	—	—	—
Total	8.3	217.2	—	225.5	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$9.9	$262.5	$—	$272.4	$—	$(154.6)	$—	$(154.6)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

(g)	We recorded a $37.1 million non-cash impairment charge in the nine-month period ended February 22, 2015 to write down certain long-lived assets to their fair value of $47.1 million. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a book value of $84.2 million and were associated with the restructuring actions described in Note 3.

	May 25, 2014
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$0.7	$—	$0.7	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	9.9	—	9.9	—	(12.6)	—	(12.6)
Total	—	10.6	—	10.6	—	(12.6)	—	(12.6)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	0.6	—	0.6	—	(6.5)	—	(6.5)
Commodity contracts (c) (e)	11.1	8.0	—	19.1	—	(4.0)	—	(4.0)
Grain contracts (c) (e)	—	7.5	—	7.5	—	(4.9)	—	(4.9)
Total	11.1	16.1	—	27.2	—	(15.4)	—	(15.4)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	7.2	318.8	—	326.0	—	—	—	—
Total	7.2	318.8	—	326.0	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$18.3	$345.5	$—	$363.8	$—	$(28.0)	$—	$(28.0)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)	Based on LIBOR and swap rates.

(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.

(d)	Based on observable market transactions of spot currency rates and forward currency prices.

(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.

(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the quarter and nine-month periods ended February 22, 2015 and February 23, 2014, were as follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014
Derivatives in Cash Flow Hedging Relationships:

Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$—	$(0.1)	$16.8	$11.7	$—	$—	$—	$—	$16.8	$11.6

Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(2.6)	(2.9)	2.5	2.8	—	—	—	—	(0.1)	(0.1)

Amount of gain (loss) recognized in earnings (c)	—	—	(0.3)	0.2	—	—	—	—	(0.3)	0.2

Derivatives in Fair Value Hedging Relationships:

Amount of net loss recognized in earnings (d)	(0.1)	(0.2)	—	—	—	—	—	—	(0.1)	(0.2)

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	(48.6)	(9.1)	3.5	1.4	(64.8)	6.4	(109.9)	(1.3)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(c)	Gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014
Derivatives in Cash Flow Hedging Relationships:

Amount of gain recognized in other comprehensive income (OCI) (a)	$—	$10.6	$22.6	$8.9	$—	$—	$—	$—	$22.6	$19.5

Amount of gain (loss) reclassified from AOCI into earnings (a) (b)	(7.8)	(9.0)	1.0	12.3	—	—	—	—	(6.8)	3.3

Amount of loss recognized in earnings (c)	—	—	(0.2)	—	—	—	—	—	(0.2)	—

Derivatives in Fair Value Hedging Relationships:

Amount of net gain recognized in earnings (d)	0.8	0.1	—	—	—	—	—	—	0.8	0.1

Derivatives Not Designated as Hedging Instruments:

Amount of gain (loss) recognized in earnings (d)	—	—	(47.7)	(20.2)	8.7	7.0	(146.4)	(9.6)	(185.4)	(22.8)

(a)	Effective portion.

(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)	Loss recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

Amounts Recorded in Accumulated Other Comprehensive Loss. As of February 22, 2015, the after-tax amounts of unrealized gains and losses in AOCI related to hedge derivatives follows:

In Millions	After-Tax Gain/(Loss)
Unrealized losses from interest rate cash flow hedges	$(34.5)
Unrealized gains from foreign currency cash flow hedges	18.0
After-tax loss in AOCI related to hedge derivatives	$(16.5)

The net amount of pre-tax gains and losses in AOCI as of February 22, 2015, that we expect to be reclassified into net earnings within the next 12 months is $15.0 million of gain.

Credit-Risk-Related Contingent Features. Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on February 22, 2015, was $87.7 million. We have posted collateral of $37.4 million in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements had been triggered on February 22, 2015, we would have been required to post an additional $50.3 million of collateral to counterparties.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $18.0 million against which we do not hold any collateral. Under the terms of master swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 22, 2015, $429.2 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Feb. 22, 2015	May 25, 2014
U.S. commercial paper	$1,694.0	$1,007.6
Financial institutions	203.9	104.1
Total	$1,897.9	$1,111.7

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

In June 2014, our subsidiary, Yoplait S.A.S. entered into a €200.0 million fee-paid committed credit facility that is scheduled to expire in June 2019.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 22, 2015:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$—
May 2019	1.0	—
June 2019	0.2	0.1

Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.4	0.1
Total committed and uncommitted credit facilities	$3.3	$0.2

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of February 22, 2015.

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

Certain of our long-term debt agreements contain restrictive covenants. As of February 22, 2015, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. and Libertè Marques, S.a.r.l. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date in fiscal 2012, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait S.A.S. pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of February 22, 2015, the redemption value of the euro-denominated redeemable interest was $801.5 million.

In addition, a subsidiary of Yoplait S.A.S. has entered into an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $213.4 million for the nine-month period ended February 22, 2015, and $233.6 million for the nine-month period ended February 23, 2014.

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

Our noncontrolling interests contain restrictive covenants. As of February 22, 2015, we were in compliance with all of these covenants.

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

The following tables provide details of total comprehensive income (loss):

	Quarter Ended Feb. 22, 2015					Quarter Ended Feb. 23, 2014
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$343.2	$2.1	$8.5			$410.6	$(2.3)	$8.7
Other comprehensive income (loss):
Foreign currency translation	$(319.3)	$—	(319.3)	(29.2)	(62.8)	$(68.6)	$—	(68.6)	4.7	4.7
Other fair value changes:
Securities	0.6	(0.1)	0.5	—	—	(0.6)	0.2	(0.4)	—	—
Hedge derivatives	20.3	(6.8)	13.5	—	(2.6)	12.3	(3.6)	8.7	—	(0.5)
Reclassification to earnings:
Hedge derivatives (a)	(0.8)	0.1	(0.7)	—	0.6	(0.2)	—	(0.2)	—	0.2
Amortization of losses and prior service costs (b)	44.8	(17.0)	27.8	—	—	43.0	(16.4)	26.6	—	—
Other comprehensive income (loss):	$(254.4)	$(23.8)	(278.2)	(29.2)	(64.8)	$(14.1)	$(19.8)	(33.9)	4.7	4.4
Total comprehensive income (loss)			$65.0	$(27.1)	$(56.3)			$376.7	$2.4	$13.1

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Nine-Month Period Ended Feb. 22, 2015					Nine-Month Period Ended Feb. 23, 2014
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,034.5	$7.7	$19.4			$1,419.8	$1.8	$24.3
Other comprehensive income (loss):
Foreign currency translation	$(601.4)	$—	(601.4)	(66.8)	(132.9)	$(147.3)	$—	(147.3)	22.0	41.6
Other fair value changes:
Securities	1.2	(0.4)	0.8	—	—	0.5	(0.2)	0.3	—	—
Hedge derivatives	27.4	(8.3)	19.1	—	(3.6)	21.3	(7.8)	13.5	—	(1.4)
Reclassification to earnings:
Hedge derivatives (a)	4.0	(0.8)	3.2	—	2.0	(2.8)	(0.3)	(3.1)	—	(0.4)
Amortization of losses and prior service costs (b)	131.1	(50.3)	80.8	—	—	130.2	(48.9)	81.3	—	—
Other comprehensive income (loss)	$(437.7)	$(59.8)	(497.5)	(66.8)	(134.5)	$1.9	$(57.2)	(55.3)	22.0	39.8
Total comprehensive income (loss)			$537.0	$(59.1)	$(115.1)			$1,364.5	$23.8	$64.1

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Feb. 22, 2015	May 25, 2014
Foreign currency translation adjustments	$(410.1)	$191.3
Unrealized gain (loss) from:
Securities	3.7	2.9
Hedge derivatives	(16.5)	(38.8)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,401.5)	(1,469.2)
Prior service costs	(13.4)	(26.5)
Accumulated other comprehensive loss	$(1,837.8)	$(1,340.3)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014
Compensation expense related to stock-based payments	$25.4	$28.5	$93.1	$97.6

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs.

As of February 22, 2015, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance award units was $117.7 million. This expense will be recognized over 20 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month Period Ended
In Millions	Feb. 22, 2015	Feb. 23, 2014
Net cash proceeds	$103.1	$42.6
Intrinsic value of options exercised	$121.6	$86.5

We estimate the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended
	Feb. 22, 2015	Feb. 23, 2014
Estimated fair values of stock options granted	$7.22	$6.03
Assumptions:
Risk-free interest rate	2.6%	2.6%
Expected term	8.5 years	9.0 years
Expected volatility	17.5%	17.4%
Dividend yield	3.0%	3.1%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 25, 2014	44,169.0	$32.10
Granted	2,253.1	53.70
Exercised	(4,537.6)	26.40
Forfeited or expired	(37.0)	43.65
Outstanding as of Feb. 22, 2015	41,847.5	$33.87	4.51	$820.5
Exercisable as of Feb. 22, 2015	29,740.5	$30.14	3.27	$694.0

Information on restricted stock and performance award unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 25, 2014	7,893.7	$40.81	249.5	$25.67	822.8	$36.52
Granted	1,613.9	53.46	49.5	53.70	—	—
Vested	(2,602.5)	35.36	(55.0)	36.61	(822.1)	37.40
Forfeited	(283.5)	45.96	(5.0)	45.45	(0.7)	37.40
Non-vested as of Feb. 22, 2015	6,621.6	$45.70	239.0	$44.58	—	$—

The total grant-date fair value of restricted stock unit awards that vested in the nine-month period ended February 22, 2015 was $84.9 million, and restricted stock units with a grant-date fair value of $101.4 million vested in the nine-month period ended February 23, 2014.

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Nine-Month Period Ended
In Millions, Except per Share Data	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014
Net earnings attributable to General Mills	$343.2	$410.6	$1,034.5	$1,419.8

Average number of common shares - basic EPS	598.2	623.5	604.5	633.3
Incremental share effect from: (a)
Stock options	11.1	11.9	11.5	12.3
Restricted stock, restricted stock units, and other	4.5	4.8	4.3	4.6
Average number of common shares - diluted EPS	613.8	640.2	620.3	650.2

Earnings per share - basic	$0.57	$0.66	$1.71	$2.24
Earnings per share - diluted	$0.56	$0.64	$1.67	$2.18

(a)	Incremental shares from stock options and restricted stock units are computed by the treasury stock method. Stock options and restricted stock units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014
Anti-dilutive stock options and restricted stock units	2.2	1.9	2.0	5.3

(12) Share Repurchases

During the third quarter of fiscal 2015, we repurchased 3.7 million shares of common stock for an aggregate purchase price of $192.9 million. During the nine-month period ended February 22, 2015, we repurchased 22.3 million shares of common stock for an aggregate purchase price of $1,161.7 million. During the third quarter of fiscal 2014, we repurchased 11.0 million shares of common stock with an aggregate purchase price of $539.4 million. During the nine-month period ended February 23, 2014, we repurchased 29.0 million shares of common stock for an aggregate purchase price of $1.4 billion, including 0.6 million shares pursuant to the completion of an ASR agreement.

(13) Statements of Cash Flows

During the nine-month period ended February 22, 2015, we made net cash interest payments of $278.5 million, compared to $260.5 million in the same period last year. Also, in the nine-month period ended February 22, 2015, we made income tax payments of $449.8 million, compared to $565.8 million in the same period last year.

(14) Retirement and Postemployment Benefits

Components of net pension, other postretirement benefit, and postemployment benefit expense were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014
Service cost	$34.3	$33.2	$5.6	$5.6	$1.8	$1.9
Interest cost	62.3	59.9	11.8	12.4	1.1	1.0
Expected return on plan assets	(119.1)	(113.9)	(10.0)	(8.7)	—	—
Amortization of losses	35.4	37.8	1.2	3.8	0.1	0.2
Amortization of prior service costs (credits)	1.9	1.4	(0.4)	(0.8)	0.6	0.6
Other adjustments	10.6	—	3.1	—	3.2	2.5
Settlement or curtailment losses	7.9	—	0.5	—	—	—
Net expense	$33.3	$18.4	$11.8	$12.3	$6.8	$6.2

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014
Service cost	$103.1	$99.7	$16.8	$17.0	$5.6	$5.8
Interest cost	187.2	179.6	35.3	37.5	3.2	3.1
Expected return on plan assets	(357.6)	(341.6)	(30.1)	(26.0)	—	—
Amortization of losses	106.2	113.6	3.7	11.5	0.5	0.5
Amortization of prior service costs (credits)	5.6	4.2	(1.2)	(2.5)	1.8	1.8
Other adjustments	15.0	—	3.4	—	9.5	7.5
Settlement or curtailment losses (gains)	18.0	—	1.3	(2.8)	—	—
Net expense	$77.5	$55.5	$29.2	$34.7	$20.6	$18.7

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

Operating profit for these segments excludes unallocated corporate items and restructuring, impairment, and other exit costs. Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, contributions to the General Mills Foundation, asset and liability remeasurement impact of hyperinflationary economies, restructuring initiative project-related costs, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

Our operating segment results were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2015	Feb. 23, 2014	Feb. 22, 2015	Feb. 23, 2014
Net sales:
U.S. Retail	$2,651.9	$2,618.5	$7,957.8	$8,168.0
International	1,233.9	1,322.4	3,906.1	4,046.5
Convenience Stores and Foodservice	465.1	436.5	1,467.6	1,411.3
Total	$4,350.9	$4,377.4	$13,331.5	$13,625.8
Operating profit:
U.S. Retail	$520.8	$516.6	$1,594.1	$1,810.1
International	108.4	110.5	388.7	389.3
Convenience Stores and Foodservice	69.0	62.4	252.5	221.4
Total segment operating profit	698.2	689.5	2,235.3	2,420.8
Unallocated corporate items	111.7	18.9	303.7	141.8
Restructuring, impairment, and other exit costs	49.3	—	277.9	3.5
Operating profit	$537.2	$670.6	$1,653.7	$2,275.5

(16) New Accounting Pronouncements

In the first quarter of fiscal 2015, we adopted new accounting requirements on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The adoption of this guidance did not have an impact on our results of operations or financial position.

(17) Subsequent Events

After the third quarter of fiscal 2015, we approved a one-time repatriation of approximately $600 million of foreign earnings. This action will reduce the economic cost of funding current restructuring initiatives and the acquisition of Annie’s completed earlier in the year. We expect to record a discrete tax charge of approximately $60 million to $80 million in the fourth quarter of fiscal 2015 related to this action. We have previously asserted that our foreign earnings are permanently reinvested and will only be repatriated in a tax-neutral manner, and this one-time repatriation does not change this on-going assertion.

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

CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter Results

For the third quarter of fiscal 2015, net sales declined 1 percent to $4,351 million, including 4 percentage points of unfavorable foreign currency exchange. Total segment operating profit was $698 million, 1 percent higher than the third quarter of fiscal 2014 and 3 percent higher on a constant currency basis. Diluted earnings per share (EPS) of $0.56 was down 12 percent compared to the third quarter of fiscal 2014. Diluted EPS excluding certain items affecting comparability was $0.70 in the third quarter of fiscal 2015 compared to $0.62 in the same period last year. Diluted EPS excluding certain items affecting comparability on a constant currency basis increased 15 percent compared to the third quarter of fiscal 2014 (see the “Non-GAAP Measures” section below for our use of these measures not defined by GAAP).

Net sales declined 1 percent to $4,351 million for the third quarter of fiscal 2015 compared to $4,377 million in the same period last year. Components of net sales growth are shown in the following table:

Third Quarter of Fiscal 2015 vs. Third Quarter of Fiscal 2014	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	-2pts	Flat	-1pt	-1pt
Net price realization and mix	3pts	6pts	7pts	4pts
Foreign currency exchange	NA	-13pts	NM	-4pts
Net sales growth	1pt	-7pts	6pts	-1pt

(a)	Measured in tons based on the stated weight of our product shipments.

The acquisition of Annie’s, Inc. (Annie’s) added 1 percentage point of net sales growth and 1 percentage point of contributions from volume growth.

Cost of sales increased $110 million from the third quarter of fiscal 2014 to $2,975 million. The increase included a $51 million increase attributable to product mix. We also recorded $22 million of restructuring charges and a $3 million foreign exchange loss related to the Venezuela currency devaluation in the third quarter of fiscal 2015. We recorded a $44 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2015 compared to a net decrease of $23 million in the third quarter of fiscal 2014. These increases were partially offset by a $36 million decrease in cost of sales attributable to lower volume in the third quarter of fiscal 2015.

We expect to incur approximately $66 million of restructuring initiative project-related cash costs and recorded $3 million of these costs in cost of sales in the third quarter of fiscal 2015 (Please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Selling, general, and administrative (SG&A) expenses decreased $53 million to $789 million in the third quarter of fiscal 2015 compared to the same period in fiscal 2014. The decrease in SG&A expenses primarily reflects an 8 percentage point decrease in media and advertising expense, and savings from Project Catalyst. We also recorded $4 million of integration costs resulting from the acquisition of Annie’s and a $4 million foreign exchange loss related to Venezuela currency devaluation in the third quarter of fiscal 2015. SG&A expenses as a percent of net sales in the third quarter of fiscal 2015 decreased 110 basis points compared with the third quarter of fiscal 2014.

Restructuring, impairment, and other exit costs consisted of the following:

	Quarter Ended
In Millions	Feb. 22, 2015	Feb. 23, 2014
Project Catalyst	$1.3	$—
Project Century	48.0	—
Total	$49.3	$—

We also recorded $22 million of restructuring charges in cost of sales during the third quarter of fiscal 2015.

During fiscal 2015, we approved Project Catalyst, a restructuring plan to increase organizational effectiveness and reduce overhead expense. We also approved the closure of four manufacturing facilities as part of Project Century, our review of our North American manufacturing and distribution network to streamline operations and identify potential capacity reductions. In addition, we approved a plan to combine certain Yoplait and General Mills operational facilities to increase efficiencies and reduce costs in fiscal 2015. We expect to record a total of approximately $456 million of restructuring charges related to these projects, of which approximately $261 million will be cash. We expect these actions to be completed by the end of fiscal 2018. We paid $33 million of cash related to restructuring actions in the third quarter of fiscal 2015. For further information on these restructuring actions, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the third quarter of fiscal 2015 totaled $80 million, a $4 million increase from the same period of fiscal 2014. Average interest bearing instruments increased $1,546 million, generating a $14 million increase in net interest. The average interest rate decreased 44 basis points, including the effect of the mix of debt, generating a $10 million decrease in net interest.

The effective tax rate for the third quarter of fiscal 2015 was 25.5 percent compared to 33.8 percent for the third quarter of fiscal 2014. The 8.3 percentage point decrease was primarily due to the effect of U.S. federal legislation passed during the third quarter of fiscal 2015, certain favorable discrete items, and changes in earnings mix by country.

After-tax earnings from joint ventures totaled $13 million compared to $23 million in the third quarter last fiscal year. The decrease was primarily driven by an asset impairment charge of $4 million at Cereal Partners Worldwide (CPW) in South Africa and unfavorable foreign currency exchange. The components of our joint ventures’ net sales growth are shown in the following table:

Third Quarter of Fiscal 2015 vs. Third Quarter of Fiscal 2014	CPW	HDJ (a)
Contributions from volume growth	-1pt	2pts
Net price realization and mix	-2pts	5pts
Foreign currency exchange	-12pts	-14pts
Net sales growth	-15pts	-7pts

(a)	Häagen-Dazs Japan, Inc.

Average diluted shares outstanding decreased by 26 million in the third quarter of fiscal 2015 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Net earnings attributable to General Mills were $343 million in the third quarter of fiscal 2015, down 16 percent from $411 million last year. Diluted EPS was $0.56 in the third quarter of fiscal 2015, down 12 percent from $0.64 last year. These results include certain items affecting comparability – specifically the effects of restructuring related charges, the mark-to-market valuation of certain commodity positions and grain inventories, the impact of asset and liability remeasurement for Venezuela, and Annie’s integration costs. Diluted EPS excluding these items affecting comparability was $0.70 in the third quarter of fiscal 2015 compared to $0.62 in the same period last year. Diluted EPS excluding certain items affecting comparability on a constant currency basis in the third quarter of fiscal 2015 increased 15 percent compared to the third quarter of fiscal 2014 (see the “Non-GAAP Measures” section below for our use of these measures not defined by GAAP and our discussion of the items affecting comparability).

Nine-month Results

For the nine-month period ended February 22, 2015, net sales declined 2 percent to $13,332 million, including 2 percentage points of unfavorable foreign currency exchange. Total segment operating profit was $2,235 million, 8 percent lower than the nine-month period ended February 23, 2014 and 6 percent lower on a constant currency basis. Diluted EPS of $1.67 was down 23 percent compared to the nine-month period ended February 22, 2015. Diluted EPS excluding certain items affecting comparability was $2.11 in the nine-month period ended February 22, 2015 compared to $2.15 in the same period last year. Diluted EPS excluding certain items affecting comparability on a constant currency basis was flat compared to the nine-month period ended February 23, 2014 (see the “Non-GAAP Measures” section below for our use of these measures not defined by GAAP).

Net sales of $13,332 million for the nine-month period ended February 22, 2015 declined 2 percent compared to $13,626 million in the same period last year. Components of net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 22, 2015 vs. Nine-Month Period Ended Feb. 23, 2014	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	-2pts	Flat	-1pt	-2pts
Net price realization and mix	-1pt	5pts	5pts	2pts
Foreign currency exchange	NA	-8pts	NM	-2pts
Net sales growth	-3pts	-3pts	4pts	-2pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $159 million from the nine-month period ended February 23, 2014, to $8,898 million. The increase included an $111 million increase attributable to product mix. We also recorded $40 million of restructuring charges and a $3 million foreign exchange loss related to the Venezuela currency devaluation in the nine-month period ended February 22, 2015. We recorded a $98 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 22, 2015 compared to a net decrease of $43 million in the nine-month period ended February 23, 2014. These increases were partially offset by a $140 million decrease attributable to lower volume in the nine-month period ended February 22, 2015.

We also expect to incur approximately $66 million of restructuring initiative project-related cash costs and recorded $4 million of these costs in cost of sales in the nine-month period ended February 22, 2015 (Please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses decreased $106 million to $2,502 million in the nine-month period ended February 22, 2015 compared to the same period in fiscal 2014 including a 5 percentage point decrease in media and advertising expense and savings from Project Catalyst. We also recorded $8 million of integration costs resulting from the acquisition of Annie’s and a $4 million foreign exchange loss related to Venezuela currency devaluation. SG&A expenses as a percent of net sales in the nine-month period ended February 22, 2015 decreased 30 basis points compared with the same period of fiscal 2014.

Restructuring, impairment, and other exit costs consisted of the following:

	Nine-Month Period Ended
In Millions	Feb. 22, 2015	Feb. 23, 2014
Project Catalyst	$146.3	$—
Project Century	118.3	—
Combination of certain operational facilities	13.9	—
Charges associated with restructuring actions previously announced	(0.6)	3.5
Total	$277.9	$3.5

We also recorded $40 million of restructuring charges in cost of sales during the nine-month period ended February 22, 2015.

We expect to record a total of approximately $456 million of restructuring charges related to these projects, of which approximately $261 million will be cash. We expect these actions to be completed by the end of fiscal 2018. We paid $43 million of cash related to restructuring actions in the nine-month period ended February, 22, 2015. For further information on these restructuring actions, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the nine-month period ended February 22, 2015, totaled $236 million, a $13 million increase from the same period of fiscal 2014. Average interest bearing instruments increased $1,335 million, generating a $40 million increase in net interest. The average interest rate decreased 41 basis points, including the effect of the mix of debt, generating a $27 million decrease in net interest.

The effective tax rate for the nine-month period ended February 22, 2015, was 29.8 percent compared to 33.1 percent for the nine-month period ended February 23, 2014. The 3.3 percentage point decrease was primarily due to certain favorable discrete items and changes in earnings mix by country.

After-tax earnings from joint ventures totaled $66 million compared to $73 million in the same period last fiscal year, primarily driven by an asset impairment charge of $4 million at CPW in South Africa and unfavorable foreign currency exchange. The components of our joint ventures’ net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 22, 2015 vs. Nine-Month Period Ended Feb. 23, 2014	CPW	HDJ
Contributions from volume growth	-1pt	1pt
Net price realization and mix	-2pts	4pts
Foreign currency exchange	-5pts	-9pts
Net sales growth	-8pts	-4pts

Average diluted shares outstanding decreased by 30 million in the nine-month period ended February 22, 2015 compared to the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Net earnings attributable to General Mills were $1,034 million in the nine-month period ended February 22, 2015, down 27 percent from $1,420 million in the same period last year. Diluted EPS was $1.67 in the nine-month period ended February 22, 2015, down 23 percent from $2.18 last year. These results include certain items affecting comparability – specifically the effects of restructuring related charges, the mark-to-market valuation of certain commodity positions and grain inventories, the impact of the asset and liability remeasurement for Venezuela, and Annie’s integration costs. Diluted EPS excluding these items affecting comparability was $2.11 in the nine-month period ended February 22, 2015 compared to $2.15 in the same period of fiscal 2014. Diluted EPS excluding certain items affecting comparability on a constant currency basis in the nine-month period ended February 22, 2015 was flat compared to the same period of fiscal 2014 (see the “Non-GAAP Measures” section below for our use of these measures and our discussion of the items affecting comparability).

SEGMENT OPERATING RESULTS

Our businesses are organized into three operating segments: U.S. Retail; International; and Convenience Stores and Foodservice.

Beginning in the first quarter of fiscal 2015, we changed how we assess segment operating performance to exclude the asset and liability remeasurement impact from hyperinflationary economies. This impact is now included in unallocated corporate items. All periods presented have been changed to conform to this presentation.

U.S. Retail Segment Results

Beginning with the second quarter of fiscal 2015, we realigned certain operating units within our U.S. Retail operating segment. We also changed the name of our Yoplait operating unit to Yogurt and our Big G operating unit to Cereal. Frozen Foods transitioned into Meals and Baking Products. Small Planet Foods transitioned into Snacks, Cereal, and Meals. Yogurt was unchanged. We revised the amounts previously reported in the net sales percentage change by operating unit within our U.S. Retail segment to conform to the new operating unit structure. These realignments had no effect on previously reported consolidated net sales, operating segments’ net sales, operating profit, segment operating profit, net earnings attributable to General Mills, or earnings per share. In addition, results from the Annie’s business are included in the Meals and Snacks operating units.

Net sales for the U.S. Retail segment were $2,652 million for the quarter ended February 22, 2015, 1 percent higher than $2,619 million in the same period last year. Net sales were $7,958 million in the nine-month period ended February 22, 2015, 3 percent below $8,168 million in the same period last year. The components of U.S. Retail net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 22, 2015	Feb. 22, 2015
Contributions from volume growth	-2pts	-2pts
Net price realization and mix	3pts	-1pt
Net sales growth	1pt	-3pts

The acquisition of Annie’s added 2 percentage points of net sales growth and 1 percentage point of contributions from volume growth in the third quarter of fiscal 2015, and 1 percentage point of contributions from volume growth in the nine-month period ended February 22, 2015.

U.S. Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 22, 2015	Feb. 22, 2015
Meals	(2)%	(6)%
Baking Products	(9)	(7)
Snacks	14	7
Cereal	Flat	(5)
Yogurt	10	4
Total	1%	(3)

Segment operating profit increased 1 percent to $521 million in the third quarter of fiscal 2015 compared to the same period last year. The increase was primarily driven by a decrease in SG&A expenses and favorable net price realization, partially offset by lower volume and higher supply chain costs.

Segment operating profit decreased 12 percent to $1,594 million in the nine-month period ended February 22, 2015 compared to the same period of fiscal 2014. The decrease was primarily driven by lower volume, unfavorable net price realization, and an increase in supply chain costs, partially offset by a decrease in SG&A expenses.

International Segment Results

Net sales for the International segment were $1,234 million for the quarter ended February 22, 2015, 7 percent lower than $1,322 million in the same period last year. Net sales were $3,906 million for the nine-month period ended February 22, 2015, 3 percent lower than $4,047 million in the same period last year. The components of International net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 22, 2015	Feb. 22, 2015
Contributions from volume growth	Flat	Flat
Net price realization and mix	6pts	5pts
Foreign currency exchange	-13pts	-8pts
Net sales growth	-7pts	-3pts

International segment net sales percentage change by region are shown in the following tables:

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Quarter Ended Feb. 22, 2015	Quarter Ended Feb. 22, 2015
Europe	(8)%	3%
Canada	(5)	4
Asia/Pacific	2	4
Latin America	(14)	20
Total	(7)%	6%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Nine-Month Period Ended Feb. 22, 2015	Nine-Month Period Ended Feb. 22, 2015
Europe	Flat	4%
Canada	(8)%	(2)
Asia/Pacific	2	3
Latin America	(12)	18
Total	(3)%	5%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

Segment operating profit decreased 2 percent to $108 million in the third quarter of fiscal 2015 compared to the same period of fiscal 2014, primarily driven by unfavorable foreign currency exchange and higher costs, partially offset by favorable net price realization. International segment operating profit increased 10 percent on a constant currency basis in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit of $389 million was flat in the nine-month period ended February 22, 2015 compared to the same period of fiscal 2014, primarily driven by favorable net price realization, offset by unfavorable foreign currency and higher costs. International segment operating profit for the nine-month period ended February 22, 2015 increased 8 percent on a constant currency basis compared to the same period of fiscal 2014 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores and Foodservice Segment Results

Net sales for the Convenience Stores and Foodservice segment were $465 million for the quarter ended February 22, 2015, 6 percent higher than $437 million in the same period last year. Net sales were $1,468 million in the nine-month period ended February 22, 2015, 4 percent higher than $1,411 million in the same period last year. The components of Convenience Stores and Foodservice net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 22, 2015	Feb. 22, 2015
Contributions from volume growth	-1pt	-1pt
Net price realization and mix	7pts	5pts
Net sales growth	6pts	4pts

Segment operating profit increased 11 percent to $69 million in the third quarter of fiscal 2015 and increased 14 percent to $252 million in the nine-month period ended February 22, 2015, compared to the same periods in fiscal 2014 primarily driven by favorable net price realization and mix, partially offset by a decrease in volume.

UNALLOCATED CORPORATE ITEMS

Beginning in the first quarter of fiscal 2015, we changed how we assess segment operating performance to exclude the asset and liability remeasurement impact from hyperinflationary economies. This impact is now included in unallocated corporate items. All periods presented have been changed to conform to this presentation.

Unallocated corporate expense totaled $112 million in the third quarter of fiscal 2015 compared to $19 million in the same period in fiscal 2014. In the third quarter of fiscal 2015, we recorded a $44 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $23 million net decrease in expense in the third quarter of fiscal 2014. In addition, we recorded $22 million of restructuring charges and $3 million of restructuring initiative project-related costs in the third quarter of fiscal 2015. We also recorded a $7 million foreign exchange loss related to the remeasurement of assets and liabilities of our Venezuelan subsidiary and $4 million of integration costs resulting from the acquisition of Annie’s in the third quarter of fiscal 2015.

Unallocated corporate expense totaled $304 million in the nine-month period ended February 22, 2015, compared to $142 million in the same period last year. In the nine-month period ended February 22, 2015, we recorded a $98 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $43 million net decrease in expense in the same period a year ago. In addition, we recorded $40 million of restructuring charges and $4 million of restructuring initiative project-related costs in the nine-month period ended February 22, 2015. We also recorded $8 million of integration costs resulting from the acquisition of Annie’s and a $7 million foreign exchange loss related to the remeasurement of assets and liabilities of our Venezuelan subsidiary in the nine-month period ended February 22, 2015.

Venezuela is a highly inflationary economy and as such, we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (“SICAD 2”) and at that time indicated that it would be the market through which U.S. dollars would be obtained for the remittance of dividends. On February 12, 2015, the Venezuelan government replaced SICAD 2 with a new foreign exchange market mechanism (“SIMADI”). We expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In the nine-month period ended February 22, 2015, we recorded a $7 million foreign exchange loss in unallocated corporate items resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary at the SIMADI rate of 171 bolivars per U.S. dollar. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. As of February 22, 2015, we had $0.4 million of non-U.S. dollar cash balances in Venezuela.

LIQUIDITY

During the nine-month period ended February 22, 2015, our operations generated $1,561 million of cash compared to $1,724 million in the same period last year. The $163 million decrease is primarily due to a $384 million decrease in net earnings, partially offset by a $289 million change in non-cash restructuring charges.

Cash used by investing activities during the nine-month period ended February 22, 2015, was $1.4 billion, $978 million more than the same period in fiscal 2014. In the second quarter of fiscal 2015, we acquired Annie’s, a publicly traded food company headquartered in Berkeley, California, for an aggregate purchase price of $809 million, net of $12 million of cash acquired. We invested $491 million in land, buildings, and equipment during the first nine-months of fiscal 2015, $75 million more than the previous year.

Cash used by financing activities during the nine-month period ended February 22, 2015, was $146 million compared to $1.2 billion in the same period last year, primarily reflecting the issuance of fixed-rate notes to fund the acquisition of Annie’s which drove $710 million more net debt issuances in the first nine-months of fiscal 2015 than the same period a year ago. We also paid $1.2 billion in cash to repurchase common stock and paid $751 million of dividends in the first nine-months of fiscal 2015 compared to $1.4 billion and $729 million, respectively, in the same period last year.

After the third quarter of fiscal 2015, we approved a one-time repatriation of approximately $600 million of foreign earnings. This action will reduce the economic cost of funding current restructuring initiatives and the acquisition of Annie’s completed earlier in the year. We expect to record a discrete tax charge of approximately $60 million to $80 million in the fourth quarter of fiscal 2015 related to this action. We expect to make approximately $15 million to $25 million in cash income tax payments related to this action. We have previously asserted that our foreign earnings are permanently reinvested and will only be repatriated in a tax-neutral manner, and this one-time repatriation does not change this on-going assertion.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Feb. 22, 2015	May 25, 2014
Notes payable	$1,897.9	$1,111.7
Current portion of long-term debt	1,750.6	1,250.6
Long-term debt	6,642.6	6,423.5
Total debt	10,291.1	8,785.8
Redeemable interest	801.5	984.1
Noncontrolling interests	407.9	470.6
Stockholders’ equity	5,441.2	6,534.8
Total capital	$16,941.7	$16,775.3

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 22, 2015:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$—
May 2019	1.0	—
June 2019	0.2	0.1

Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.4	0.1
Total committed and uncommitted credit facilities	$3.3	$0.2

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

We have a 51 percent controlling interest in Yoplait S.A.S. and a 50 percent interest in Yoplait Marques S.A.S. and Liberté Marques S.a.r.l. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of February 22, 2015, we recorded Sodiaal’s 50 percent interests in Yoplait Marques S.A.S. and Liberté Marques S.a.r.l. as noncontrolling interests, and the fair value of its 49 percent interest in Yoplait S.A.S. as a redeemable interest on our Consolidated Balance Sheets. These euro-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. As of February 22, 2015, the redemption value of the redeemable interest was $0.8 billion, which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of February 22, 2015, we were in compliance with all of these covenants.

We have $1,751 million of long-term debt maturing in the next 12 months that is classified as current, including $750 million of 5.2 percent fixed-rate notes due in March 2015, $750 million of floating rate notes due in January 2016, and $250 million of 0.875 percent notes due in January 2016. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the third quarter of fiscal 2015.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014. The accounting policies used in preparing our interim fiscal 2015 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of February 22, 2015, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

We have performed a preliminary assessment of the discrete impact of the recently published RP-2014 Mortality Tables and Mortality Improvement Scale MP-2014 on our defined benefit pension plans and other postretirement benefit plans expenses and estimate that these changes may increase our fiscal 2016 combined expenses by approximately $70 million to $80 million. The final determination of this discrete impact, along with determination of the other components of our fiscal 2016 pension and other postretirement benefit expenses will be completed in the fourth quarter of fiscal 2015.

We tested our goodwill and brand intangible assets for impairment on our annual assessment date in the third quarter of fiscal 2015. As of our annual impairment assessment date, there was no impairment of any of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Mountain High, Uncle Toby’s, and Green Giant brands. The excess fair value above the carrying value of these brand assets is as follows:

In Millions	Book Value	Excess Fair Value Above Carrying Value
Mountain High	$35.4	3%
Uncle Toby’s	$57.7	7%
Green Giant	$425.9	13%

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant currency growth rate follows:

	Quarter Ended			Nine-Month Period Ended
Per Share Data	Feb. 22, 2015	Feb. 23, 2014	Change	Feb. 22, 2015	Feb. 23, 2014	Change
Diluted earnings per share, as reported	$0.56	$0.64	(12)%	$1.67	$2.18	(23)%
Mark-to-market effects (a)	0.05	(0.02)		0.10	(0.04)
Restructuring charges (b)	0.07	—		0.32	0.01
Project-related costs (b)	—	—		—	—
Venezuela currency devaluation (c)	0.01	—		0.01	—
Acquisition integration costs (d)	0.01	—		0.01	—
Diluted earnings per share, excluding certain items affecting comparability	$0.70	$0.62	13%	$2.11	$2.15	(2)%
Foreign currency exchange impact			(2)%			(2)%
Diluted earnings per share growth, excluding certain items affecting comparability, on a constant currency basis			15%			Flat

(a)	Net gain (loss) from mark-to-market valuation of certain commodity positions and grain inventories. See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report. The impact of project-related costs is less than $.01 on diluted EPS for the third quarter and the nine-month period ended February 22, 2015.

(c)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d)	Integration costs resulting from the acquisition of Annie’s in fiscal 2015.

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

Total Segment Operating Profit Growth Rate on a Constant Currency Basis is calculated as follows:

	Quarter Ended Feb. 22, 2015
	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Segment Operating Profit on Constant Currency Basis
Total Segment Operating Profit	1%	(2	)pts	3%

	Nine-Month Period Ended Feb. 22, 2015
	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Segment Operating Profit on Constant Currency Basis
Total Segment Operating Profit	(8)%	(2	)pts	(6)%

Constant Currency International Segment Operating Profit Growth Rate

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of the International segment by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

	Quarter Ended Feb. 22, 2015
	Percentage Change in Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Segment Operating Profit on Constant Currency Basis
International Segment Operating Profit	(2)%	(12	)pts	10%

	Nine-Month Period Ended Feb. 22, 2015
	Percentage Change in Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Segment Operating Profit on Constant Currency Basis
International Segment Operating Profit	Flat	(8)pts		8%

Constant Currency Net Sales Growth Rates for Our International Segment

We believe that this measure of our International segment and region net sales provides useful information to investors because it provides transparency to the underlying performance in markets outside the United States by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

	Quarter Ended Feb. 22, 2015
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	(8)%	(11	)pts	3%
Canada	(5)	(9)		4
Asia/Pacific	2	(2)		4
Latin America	(14)	(34)		20
Total International	(7)%	(13	)pts	6%

	Nine-Month Period Ended Feb. 22, 2015
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant Currency Basis
Europe	Flat	(4	)pts	4%
Canada	(8)%	(6)		(2)
Asia/Pacific	2	(1)		3
Latin America	(12)	(30)		18
Total International	(3)%	(8	)pts	5%

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

OCI. Other Comprehensive Income.

Project-related costs. Costs incurred related to our restructuring initiatives not included in restructuring charges.

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

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of February 22, 2015, was $22 million and $5 million, respectively. During the nine-month period ended February 22, 2015, the interest rate value-at-risk decreased by $11 million while the commodity value-at-risk increased by $2 million compared to this measure as of May 25, 2014. The value-at-risk for interest rate instruments decreased due to lower volatility, while value-at-risk for commodity positions increased due to higher volatility and increased notional amounts of commodity transactions. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 22, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 22, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended February 22, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
November 24, 2014-
December 28, 2014	2,324,828	$52.39	2,324,828	87,845,709
December 29, 2014-
January 25, 2015	771,461	52.52	771,461	87,074,248
January 26, 2015-
February 22, 2015	584,646	52.48	584,646	86,489,602
Total	3,680,935	$52.43	3,680,935	86,489,602

(a)	The total number of shares purchased includes: (i) shares purchased on the open market; and (ii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 22, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date March 18, 2015	/s/ Richard C. Allendorf
Richard C. Allendorf
Senior Vice President,
General Counsel and Secretary

Date March 18, 2015	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 22, 2015, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.