Form 10-K
period 2015-05-31
GENERAL MILLS INC
filed 2015-07-06
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

(763) 764-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $51.85 per share as reported on the New York Stock Exchange on November 21, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter): $30,938.3 million.

Number of shares of Common Stock outstanding as of June 12, 2015: 598,737,719 (excluding 155,875,609 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

COMPANY OVERVIEW

We are a leading global manufacturer and marketer of branded consumer foods sold through retail stores. We also are a leading supplier of branded and unbranded food products to the North American foodservice and commercial baking industries. We manufacture our products in 16 countries and market them in more than 100 countries. In addition to our consolidated operations, we have 50 percent interests in two strategic joint ventures that manufacture and market food products sold in more than 130 countries worldwide.

We offer a variety of food products that provide great taste, nutrition, convenience and value for consumers around the world, with a focus on five large global categories:

•	ready-to-eat cereal;

•	convenient meals, including meal kits, ethnic meals, pizza, soup, side dish mixes, frozen breakfast, and frozen entrees;

•	snacks, including grain, fruit and savory snacks, nutrition bars, and frozen hot snacks;

•	yogurt; and

•	super-premium ice cream.

Other significant product categories include:

•	baking mixes and ingredients;

•	refrigerated and frozen dough; and

•	frozen and shelf-stable vegetables.

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

During fiscal 2015, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 21 percent of our consolidated net sales and 30 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 7 percent of our net sales in the International segment and 9 percent of our net sales in the Convenience Stores and Foodservice segment. As of May 31, 2015, Wal-Mart accounted for 29 percent of our U.S. Retail receivables, 6 percent of our International receivables, and 9 percent of our Convenience Stores and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 54 percent of its fiscal 2015 net sales, the five largest customers in our International segment accounted for 24 percent of its fiscal 2015 net sales, and the five largest customers in our Convenience Stores and Foodservice segment accounted for 44 percent of its fiscal 2015 net sales.

Competition. The consumer foods industry is highly competitive, with numerous manufacturers of varying sizes in the United States and throughout the world. The food categories in which we participate also are very competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our principal strategies for competing in each of our segments include unique consumer insights, effective customer relationships, superior product quality, innovative advertising, product promotion, product innovation aligned with consumers’ needs, an efficient supply chain, and price. In most product categories, we compete not only with other widely advertised, branded products, but also with regional brands and with generic and private label products that are generally sold at lower prices. Internationally, we compete with both multi-national and local manufacturers, and each country includes a unique group of competitors.

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

RESEARCH AND DEVELOPMENT

Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business and technology areas. Research and development expenditures were $229 million in fiscal 2015, $244 million in fiscal 2014, and $238 million in fiscal 2013.

TRADEMARKS AND PATENTS

Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations (set forth in italics in this report) include Annie’s, Betty Crocker, Bisquick, Bugles, Cascadian Farm, Cheerios, Chex, Cinnamon Toast Crunch, Cocoa Puffs, Cookie Crisp, Fiber One, Food Should Taste Good, Fruit by the Foot, Fruit Gushers, Fruit Roll-Ups, Gardetto’s, Go-Gurt, Gold Medal, Golden Grahams, Green Giant, Häagen-Dazs, Helpers, Jeno’s, Jus-Rol, Kitano, Kix, La Salteña, Lärabar, Latina, Liberté, Lucky Charms, Muir Glen, Nature Valley, Oatmeal Crisp, Old El Paso, Pillsbury, Progresso, Raisin Nut Bran, Total, Totino’s, Trix, Wanchai Ferry, Wheaties, Yoki, and Yoplait. We protect these marks as appropriate through registrations in the United States and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use.

Some of our products are marketed under or in combination with trademarks that have been licensed from others, including Reese’s Puffs for cereal, Hershey’s for a variety of products, Weight Watchers as an endorsement for yogurt and soup, and Cinnabon for refrigerated dough, frozen pastries, and baking products. Our fruit snacks business uses a variety of licensed trademarks, including Mott’s, Minions, Sunkist, Scooby Doo, Batman, Tom and Jerry, Hello Kitty, Thomas the Tank Engine, and various Warner Bros. and Nickelodeon characters. Our yogurt business uses a variety of licensed trademarks, including various Disney, Marvel, Warner Bros., and Nickelodeon characters.

Our cereal trademarks are licensed to CPW and may be used in association with the Nestlé trademark. Nestlé licenses certain of its trademarks to CPW, including the Nestlé and Uncle Toby’s trademarks. The Häagen-Dazs trademark is licensed royalty-free exclusively to Nestlé for ice cream and other frozen dessert products in the United States and Canada. The Häagen-Dazs trademark is also licensed to HDJ. The J. M. Smucker Company holds an exclusive royalty-free license to use the Pillsbury brand and the Pillsbury Doughboy character in the dessert mix and baking mix categories in the United States and under limited circumstances in Canada and Mexico. The Green Giant trademark is licensed to a third party for use in connection with its sale of fresh produce in the United States and Europe.

The Yoplait trademark and other related trademarks are owned by Yoplait Marques SNC, an entity in which we own a 50 percent interest. These marks are licensed exclusively to Yoplait SAS, an entity in which we own a 51 percent interest. Yoplait SAS licenses these trademarks to its franchisees. The Liberté trademark and other related trademarks are owned by Liberté Marques Sàrl, an entity in which we own a 50 percent interest.

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

BACKLOG

Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of May 31, 2015, was not material.

WORKING CAPITAL

A description of our working capital is included in the Liquidity section of MD&A in Item 7 of this report. Our product return practices are described in Note 2 to the Consolidated Financial Statements in Item 8 of this report.

EMPLOYEES

As of May 31, 2015, we had approximately 42,000 full- and part-time employees.

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

ENVIRONMENTAL MATTERS

As of May 31, 2015, we were involved with two active cleanup sites associated with the alleged or threatened release of hazardous substances or wastes located in Minneapolis, Minnesota and Moonachie, New Jersey. These matters involve several different actions, including administrative proceedings commenced by regulatory agencies and demand letters by regulatory agencies and private parties.

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

EXECUTIVE OFFICERS

The section below provides information regarding our executive officers as of July 6, 2015:

Richard C. Allendorf, age 54, is Senior Vice President, General Counsel, and Secretary. Mr. Allendorf joined General Mills in 2001 from The Pillsbury Company. He was promoted to Vice President, Deputy General Counsel in 2010, first overseeing the legal affairs of the U.S. Retail segment and Consumer Food Sales and then, in August 2012, overseeing the legal affairs of the International segment and Global Ethics and Compliance. He was named to his present position in February 2015. Prior to joining General Mills, he practiced law with the Shearman and Sterling and Mackall, Crounse and Moore law firms. He was in finance with General Electric prior to his legal career.

John R. Church, age 49, is Executive Vice President, Supply Chain. Mr. Church joined General Mills in 1988 as a Product Developer in the Big G cereals division and held various positions before becoming Vice President, Engineering in 2003. In 2005, his role was expanded to include development of the Company’s strategy for the global sourcing of raw materials and manufacturing capabilities. He was named Vice President, Supply Chain Operations in 2007, Senior Vice President, Supply Chain in 2008, and to his present position in July 2013.

Peter C. Erickson, age 54, is Executive Vice President, Innovation, Technology and Quality. Mr. Erickson joined General Mills in 1994 as part of the Colombo yogurt acquisition. He has held various positions in Research & Development and became Vice President, Innovation, Technology and Quality in 2003 and Senior Vice President, Innovation, Technology and Quality in 2006. He was named to his present position in July 2013.

Jeffrey L. Harmening, age 48, is Executive Vice President, Chief Operating Officer, U.S. Retail. Mr. Harmening joined General Mills in 1994 and served in various marketing roles in the Betty Crocker, Yoplait, and Big G cereal divisions. He was promoted to Marketing Director in 2000 and held leadership roles in Big G New Enterprises and Foodservice New Business. He was named Vice President, Marketing for CPW in 2003 and a Vice President of the Big G cereal division in 2007. In 2011, he was promoted to Senior Vice President for the Big G cereal division. Mr. Harmening was appointed Senior Vice President, Chief Executive Officer of CPW in 2012, and he was named to his present position in May 2014.

Donal L. Mulligan, age 54, is Executive Vice President, Chief Financial Officer. Mr. Mulligan joined General Mills in 2001 from The Pillsbury Company. He served as Vice President, Financial Operations for our International division until 2004, when he was named Vice President, Financial Operations for Operations and Technology. Mr. Mulligan was appointed Treasurer of General Mills in 2006, Senior Vice President, Financial Operations in 2007, and was elected to his present position in 2007. From 1987 to 1998, he held several international positions at PepsiCo, Inc. and YUM! Brands, Inc. Mr. Mulligan is a director of Tennant Company.

Kimberly A. Nelson, age 52, is Senior Vice President, External Relations, and President of the General Mills Foundation. Ms. Nelson joined General Mills in 1988 and has held marketing leadership roles in the Big G cereal, Snacks, and Meals divisions. She was elected Vice President, President, Snacks in 2004, Senior Vice President, President, Snacks in 2008, and Senior Vice President, External Relations in September 2010. She was named President of the General Mills Foundation in May 2011.

Shawn P. O’Grady, age 51, is Senior Vice President, President, Sales & Channel Development. Mr. O’Grady joined General Mills in 1990 and held several marketing roles in the Snacks, Meals and Big G cereal divisions. He was promoted to Vice President in 1998 and held marketing positions in the Betty Crocker and Pillsbury USA divisions. In 2004, he moved into Consumer Foods Sales, becoming Vice President, President, U.S. Retail Sales in 2007, and Senior Vice President, President, Consumer Foods Sales Division in 2010. He was promoted to his current position in June 2012.

Christopher D. O’Leary, age 55, is Executive Vice President and Chief Operating Officer, International. Mr. O’Leary joined General Mills in 1997 as Vice President, Corporate Growth. He was elected a Senior Vice President in 1999 and President of the Meals division in 2001. Mr. O’Leary was named to his present position in 2006. Prior to joining General Mills, he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. Mr. O’Leary is a director of Telephone and Data Systems, Inc. and Newell Rubbermaid, Inc.

Kendall J. Powell, age 61, is Chairman of the Board and Chief Executive Officer of General Mills. Mr. Powell joined General Mills in 1979 and served in a variety of positions before becoming a Vice President in 1990. He became President of the Yoplait division in 1996, President of the Big G cereal division in 1997, and Senior Vice President of General Mills in 1998. From 1999 to 2004, he served as Chief Executive Officer of CPW. He returned from CPW in 2004 and was elected Executive Vice President. Mr. Powell was elected President and Chief Operating Officer of General Mills with overall global operating responsibility for the Company in 2006, Chief Executive Officer in 2007, and Chairman of the Board in 2008. He is a director of Medtronic, Inc.

Jacqueline Williams-Roll, age 46, is Senior Vice President, Human Resources. Ms. Williams-Roll joined General Mills in 1995. She held human resources leadership roles in Supply Chain, Finance, Marketing and Organization Effectiveness, and she also worked a large part of her career on businesses outside of the United States. She was named Vice President, Human Resources, International in 2010, and then promoted to Senior Vice President, Human Resources Operations in September 2013. She was named to her present position in September 2014. Prior to joining General Mills, she held sales and management roles with Jenny Craig International.

Jerald A. Young, age 58, is Vice President, Controller. Mr. Young joined General Mills in 1992 and held several finance roles within the Pillsbury division before he was appointed Vice President of Finance for the Convenience Stores and Foodservice Division in 2000. Mr. Young was subsequently appointed Vice President Internal Audit in 2005 and Vice President, Supply Chain in 2008. He was named to his present position in August 2011.

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

Our business is subject to various risks and uncertainties. Any of the risks described below could materially, adversely affect our business, financial condition, and results of operations.

The food categories in which we participate are very competitive, and if we are not able to compete effectively, our results of operations could be adversely affected.

The food categories in which we participate are very competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. In most product categories, we compete not only with other widely advertised branded products, but also with regional brands and with generic and private label products that are generally sold at lower prices. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. If our large competitors were to seek an advantage through pricing or promotional changes, we could choose to do the same, which could adversely affect our margins and profitability. If we did not do the same, our revenues and market share could be adversely affected. Our market share and revenue growth could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over generic and private label products.

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

Our future success and earnings growth depend in part on our ability to be efficient in the production and manufacture of our products in highly competitive markets. Gaining additional efficiencies may become more difficult over time. Our failure to reduce costs through productivity gains or by eliminating redundant costs resulting from acquisitions or divestitures could adversely affect our profitability and weaken our competitive position. Many productivity initiatives involve complex reorganization of manufacturing facilities and production lines. Such manufacturing realignment may result in the interruption of production, which may negatively impact product volume and margins. We are currently pursuing several multi-year restructuring and cost savings initiatives designed to increase our efficiency and reduce expenses. If we are unable to execute those initiatives as planned, we may not realize all or any of the anticipated benefits, which could adversely affect our business and results of operations.

Disruption of our supply chain could adversely affect our business.

Our ability to make, move, and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, including any potential effects of climate change, natural disaster, fire, terrorism, cyber-attack, pandemic, strikes, import restrictions, or other factors could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

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

In fiscal 2015, 29 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

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

Our facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the production, packaging, storage, distribution, quality, and safety of food products and the health and safety of our employees. Our failure to comply with such laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. We advertise our products and could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. We may also be subject to new laws or regulations restricting our right to advertise our products, including proposals to limit advertising to children. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected.

We are subject to various federal, state, local, and foreign environmental laws and regulations. Our failure to comply with environmental laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies. We are currently party to a variety of environmental remediation obligations. Due to regulatory complexities, uncertainties inherent in litigation, and the risk of unidentified contaminants on current and former properties of ours, the potential exists for remediation, liability, indemnification, and compliance costs to differ from our estimates. We cannot guarantee that our costs in relation to these matters, or compliance with environmental laws in general, will not exceed our established liabilities or otherwise have an adverse effect on our business and results of operations.

We have a substantial amount of indebtedness, which could limit financing and other options and in some cases adversely affect our ability to pay dividends.

As of May 31, 2015, we had total debt, redeemable interests, and noncontrolling interests of $10.4 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:

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

We depend on stable, liquid, and well-functioning capital and credit markets to fund our operations. Although we believe that our operating cash flows, financial assets, access to capital and credit markets, and revolving credit agreements will permit us to meet our financing needs for the foreseeable future, there can be no assurance that future volatility or disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. We also utilize interest rate derivatives to reduce the volatility of our financing costs. If we are not effective in hedging this volatility, we may experience an increase in our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.

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

Information technology serves an important role in the efficient and effective operation of our business. We rely on information technology networks and systems, including the internet, to process, transmit, and store electronic information to manage a variety of business processes and to comply with regulatory, legal, and tax requirements. Our information technology systems and infrastructure are critical to effectively manage our key business processes including digital marketing, order entry and fulfillment, supply chain management, finance, administration, and other business processes. These technologies enable internal and external communication among our locations, employees, suppliers, customers, and others and include the receipt and storage of personal information about our employees and proprietary business information. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, hackers, and other causes. Increased cyber-security threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems. The failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies, data loss, and the loss of sales and customers. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business.

A change in the assumptions regarding the future performance of our businesses or a different weighted-average cost of capital used to value our reporting units or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.

As of May 31, 2015, we had $13.1 billion of goodwill and indefinite-lived intangible assets. Goodwill for each of our reporting units is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of the net assets of a reporting unit, including goodwill, to the fair value of the unit. If the fair value of the net assets of the reporting unit is less than the net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors.

While we currently believe that our goodwill is not impaired, different assumptions regarding the future performance of our businesses could result in significant impairment losses.

We evaluate the useful lives of our intangible assets, primarily intangible assets associated with the Pillsbury, Totino’s, Progresso, Green Giant, Yoplait, Old El Paso, Yoki, Häagen-Dazs, and Annie’s brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

Our indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs including projected revenues from our long-range plan, assumed royalty rates which could be payable if we did not own the brands, and a discount rate. Our Green Giant, Uncle Toby’s, and Mountain High brands have experienced declining business performance, and we will continue to monitor these businesses. For further information on goodwill and intangible assets, please refer to Note 6 to the Consolidated Financial Statements in Item 8 of this report.

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

As of May 31, 2015, we operated 66 facilities for the production of a wide variety of food products. Of these facilities, 34 are located in the United States (1 of which is leased), 7 in the Asia/Pacific region (2 of which are leased), 5 in Canada (3 of which are leased), 11 in Europe/Australia (2 of which are leased), and 9 in Latin America and Mexico. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

U.S. Retail

• Carson, California	• Irapuato, Mexico	• Albuquerque, New Mexico
• Covington, Georgia	• Reed City, Michigan	• Buffalo, New York
• Belvidere, Illinois	• Fridley, Minnesota	• Cincinnati, Ohio
• West Chicago, Illinois	• Hannibal, Missouri	• Wellston, Ohio
• Cedar Rapids, Iowa	• Vineland, New Jersey	• Murfreesboro, Tennessee
• Milwaukee, Wisconsin

International

• Mt. Waverly, Australia	• Paranavai, Brazil	• Arras, France
• Rooty Hill, Australia	• Pouso Alegre, Brazil	• Labatut, France
• Sao Bernardo do Campo, Brazil	• St. Hyacinthe, Canada	• Le Mans, France
• Cambara, Brazil	• Guangzhou, China	• Moneteau, France
• Marilia, Brazil	• Sanhe, China	• Vienne, France
• Nova Prata, Brazil	• Shanghai, China	• San Adrian, Spain

Convenience Stores and Foodservice

• Chanhassen, Minnesota	• Joplin, Missouri	• Martel, Ohio

We operate numerous grain elevators in the United States in support of our domestic manufacturing activities. We also utilize approximately 12 million square feet of warehouse and distribution space, nearly all of which is leased, that primarily supports our U.S. Retail segment. We own and lease a number of dedicated sales and administrative offices around the world, totaling approximately 3 million square feet. We have additional warehouse, distribution, and office space in our plant locations.

As part of our Häagen-Dazs business in our International segment, we operate 481 (all leased) and franchise 334 branded ice cream parlors in various countries around the world, all outside of the United States and Canada.

ITEM 3	Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 31, 2015, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4	Mine Safety Disclosures

None.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “GIS.” On June 19, 2015, there were approximately 32,000 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note 18 to the Consolidated Financial Statements in Item 8 of this report.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 31, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
February 23, 2015-
March 29, 2015	1,930	$53.79	1,930	86,487,672
March 30, 2015-
April 26, 2015	—	—	—	86,487,672
April 27, 2015-
May 31, 2015	144	55.70	144	86,487,528
Total	2,074	$53.92	2,074	86,487,528

(a)	The total number of shares purchased includes shares of common stock withheld for the payment of withholding taxes upon the distribution of deferred option units.
(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

ITEM 6	Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 31, 2015:

	Fiscal Year
In Millions, Except Per Share Data, Percentages and Ratios	2015 (a)	2014	2013	2012	2011
Operating data:
Net sales	$17,630.3	$17,909.6	$17,774.1	$16,657.9	$14,880.2
Gross margin (b)	5,949.2	6,369.8	6,423.9	6,044.7	5,953.5
Selling, general, and administrative expenses	3,328.0	3,474.3	3,552.3	3,380.7	3,192.0
Total segment operating profit (c)	3,035.0	3,153.9	3,222.9	3,011.6	2,945.6
Net earnings attributable to General Mills	1,221.3	1,824.4	1,855.2	1,567.3	1,798.3
Advertising and media expense	823.1	869.5	895.0	913.7	843.7
Research and development expense	229.4	243.6	237.9	245.4	235.0
Average shares outstanding:
Diluted	618.8	645.7	665.6	666.7	664.8
Earnings per share:
Diluted	$1.97	$2.83	$2.79	$2.35	$2.70
Diluted, excluding certain items affecting comparability (c)	$2.86	$2.82	$2.72	$2.56	$2.48
Operating ratios:
Gross margin as a percentage of net sales	33.7%	35.6%	36.1%	36.3%	40.0%
Selling, general, and administrative expenses as a percentage of net sales	18.9%	19.4%	20.0%	20.3%	21.5%
Total segment operating profit as a percentage of net sales (c)	17.2%	17.6%	18.1%	18.1%	19.8%
Effective income tax rate	33.3%	33.3%	29.2%	32.1%	29.7%
Return on average total capital (b) (c)	11.2%	11.6%	12.0%	12.7%	13.7%
Balance sheet data:
Land, buildings, and equipment	$3,783.3	$3,941.9	$3,878.1	$3,652.7	$3,345.9
Total assets	21,964.5	23,145.7	22,658.0	21,096.8	18,674.5
Long-term debt, excluding current portion	7,607.7	6,423.5	5,926.1	6,161.9	5,542.5
Total debt (b)	9,223.9	8,785.8	7,969.1	7,429.6	6,885.1
Cash flow data:
Net cash provided by operating activities	$2,542.8	$2,541.0	$2,926.0	$2,407.2	$1,531.1
Capital expenditures	712.4	663.5	613.9	675.9	648.8
Fixed charge coverage ratio (b)	5.54	8.04	7.62	6.26	7.03
Operating cash flow to debt ratio (b)	27.6%	28.9%	36.7%	32.4%	22.2%
Share data:
Low stock price	$48.86	$46.86	$37.55	$34.95	$33.57
High stock price	57.14	54.40	50.93	41.05	39.95
Closing stock price	56.15	53.81	48.98	39.08	39.29
Cash dividends per common share	1.67	1.55	1.32	1.22	1.12

(a)	Fiscal 2015 was a 53-week year; all other fiscal years were 52 weeks.
(b)	See “Glossary” in Item 8 of this report for definition.
(c)	See “Non-GAAP Measures” in Item 7 of this report for our discussion of this measure not defined by generally accepted accounting principles.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

We are a global consumer foods company. We develop distinctive value-added food products and market them under unique brand names. We work continuously to improve our core products and to create new products that meet consumers’ evolving needs and preferences. In addition, we build the equity of our brands over time with strong consumer-directed marketing, innovative new products, and effective merchandising. We believe our brand-building strategy is the key to winning and sustaining leading share positions in markets around the globe.

Our fundamental financial goal is to generate superior returns for our stockholders over the long term. We believe that increases in net sales, segment operating profit, earnings per share (EPS), and return on average total capital are the key drivers of financial performance for our business.

Our long-term growth objectives are to consistently deliver:

•	low single-digit annual growth in net sales;

•	mid single-digit annual growth in total segment operating profit;

•	high single-digit annual growth in diluted EPS excluding certain items affecting comparability; and

•	improvement in return on average total capital.

We believe that this financial performance, coupled with an attractive dividend yield, should result in long-term value creation for stockholders. We return a substantial amount of cash to stockholders through dividends and share repurchases.

Our fiscal 2015 performance was mixed. Our two smaller operating segments delivered growth. Operating profit for the Convenience Stores and Foodservice segment increased 15 percent to an all-time high of $353 million. Operating results for the International segment were muted by a significant negative impact from foreign currency exchange and slowing economic growth in key emerging markets, but the segment achieved good margin expansion and profit growth in constant currency. Results for our U.S. Retail segment were disappointing, as both net sales and segment operating profit declined. Our brands achieved share gains in categories representing 65 percent of our products’ sales in measured U.S. retail channels, but overall sales trends in many categories were weak, reflecting the impact of changing consumer food preferences.

Our consolidated net sales for the fiscal year ended May 31, 2015, declined 2 percent to $17.6 billion, as unfavorable foreign exchange offset the benefits of a 53rd week and six months of incremental contribution from the Annie’s Inc. (Annie’s) natural and organic foods business acquired in October 2014. On a constant-currency basis, net sales increased 1 percent. Total segment operating profit of $3.0 billion declined 4 percent and 2 percent in constant currency. Diluted EPS declined 30 percent to $1.97 per share. Adjusted diluted EPS, which excludes certain items affecting comparability of results, rose 1 percent to $2.86 per share and increased 4 percent on a constant-currency basis. These results were in line with our expectations which were revised in the second quarter of fiscal 2015. Our return on average total capital declined 40 basis points to 11.2 percent. (See the “Non-GAAP Measures” section below for discussion of total segment operating profit, adjusted diluted EPS, constant-currency nets sales growth rates, constant-currency total segment operating profit growth rate, constant-currency adjusted diluted EPS growth rate, and return on average total capital, which are not defined by generally accepted accounting principles (GAAP)).

Net cash provided by operations totaled $2.5 billion in fiscal 2015. This cash generation supported capital investments totaling $712 million in fiscal 2015. We also returned significant cash to stockholders through an 8 percent dividend increase, and share repurchases totaling $1.2 billion.

We recorded the following achievements related to our other key operating objectives for fiscal 2015:

•

Product improvements on established brands and new-product introductions designed to respond to evolving consumer food preferences generated good growth for a variety of our product lines. Examples included renewed sales growth for our U.S. Yogurt operating unit; strong sales contributions from protein-enriched cereal varieties; robust consumer demand across international markets for new Old El Paso Mexican food items; and double-digit growth for our U.S. portfolio of natural and organic food products.

•

The acquisition of Annie’s in October 2014 significantly expanded our scale and participation in the attractive U.S. natural and organic food category. Combined net sales in the U.S. for our portfolio of natural and organic brands exceeded $570 million in fiscal 2015.

•	We increased our share of U.S. cereal category measured dollar sales.

•

We increased our share of U.S. yogurt category measured dollar sales, including strong gains in the Greek yogurt segment, and renewed sales growth in the regular and child yogurt segments. Our international yogurt operations expanded to China with first production and order shipments to the Shanghai market commencing near the end of the fiscal year.

•

We generated strong levels of supply chain productivity savings in 2015 through our ongoing Holistic Margin Management (HMM) efforts. Beyond this program, we began several new cost savings initiatives during the fiscal year. Project Century is our effort to simplify our North American supply chain. Project Catalyst is focused on increasing the agility and effectiveness of our U.S. Retail and corporate organizations, and we are making changes to various corporate policies and practices to reduce overhead expense. Together, these three initiatives generated more than $75 million in cost savings during fiscal 2015, and they are expected to produce a cumulative $260 to $280 million in savings in fiscal 2016.

•

We delivered strong cash returns to stockholders through dividends of $1.67 per share and share repurchases totaling $1.2 billion. Share repurchase activity in fiscal 2015 and 2014 reduced the average number of diluted shares outstanding in fiscal 2015 by 4 percent from fiscal 2014.

A detailed review of our fiscal 2015 performance appears below in the section titled “Fiscal 2015 Consolidated Results of Operations.”

Our sales and earnings growth targets for fiscal 2016 reflect the impact of one less week compared to fiscal 2015. The Annie’s business will contribute 6 months of incremental results. We expect foreign currency exchange will continue to have a negative impact on reported results for our international operations, and we expect the operating environment in our large developing markets (China and Brazil) to remain uncertain. We estimate our input cost inflation for fiscal 2016 at 2 percent. With these assumptions in mind:

•	We expect fiscal 2016 net sales to essentially match 2015 levels in constant currency, reflecting the impact of one less week of business.

•

We expect fiscal 2016 total segment operating profit to increase at a low-single-digit rate in constant currency, as HMM and our more recent cost-saving initiatives increase our efficiency and improve margins.

•	We expect fiscal 2016 adjusted diluted EPS to increase at a mid-single-digit rate in constant currency.

•

Our fiscal 2016 plans call for continued strong cash returns to stockholders. The current annualized dividend rate of $1.76 per share is up 5 percent from the annual dividend paid in 2015. Share repurchases in fiscal 2016 are expected to result in a net reduction in average diluted shares outstanding of approximately 1 percent.

Certain terms used throughout this report are defined in a glossary in Item 8 of this report.

FISCAL 2015 CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2015 had 53 weeks compared to 52 weeks in fiscal 2014.

Fiscal 2015 net sales declined 2 percent to $17,630 million and increased 1 percent on a constant-currency basis. In fiscal 2015, net earnings attributable to General Mills were $1,221 million, down 33 percent from $1,824 million in fiscal 2014, and we reported diluted EPS of $1.97 in fiscal 2015, down 30 percent from $2.83 in fiscal 2014. Fiscal 2015 results include restructuring-related charges, an indefinite-lived intangible asset impairment charge, tax impact of the repatriation of foreign earnings, losses from the mark-to-market valuation of certain commodity positions and grain inventories, integration costs resulting from the acquisition of Annie’s, and the impact of Venezuela currency devaluation. Fiscal 2014 results include the impact of Venezuela currency devaluation, a gain on the divestiture of certain grain elevators, losses from the mark-to-market valuation of certain commodity positions and grain inventories, and restructuring charges related to our fiscal 2012 productivity and cost savings plan. Diluted EPS excluding these items affecting comparability totaled $2.86 in fiscal 2015, up 1 percent from $2.82 in fiscal 2014. Diluted EPS excluding certain items affecting comparability on a constant-currency basis increased 4 percent compared to fiscal 2014 (see the “Non-GAAP Measures” section below for a description of our use of these measures not defined by GAAP).

Net sales declined 2 percent to $17,630 million in fiscal 2015 from $17,910 in fiscal 2014. The components of net sales growth are shown in the following table:

Fiscal 2015 vs. 2014
Contributions from volume growth (a)	(1) pt
Net price realization and mix	2 pts
Foreign currency exchange	(3) pts
Net sales growth	(2) pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 53rd week in fiscal 2015 contributed approximately 1 percentage point of net sales growth, reflecting 1 percentage point of growth from volume.

Cost of sales increased $141 million in fiscal 2015 to $11,681 million. In fiscal 2015, we recorded a $90 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net decrease of $49 million in fiscal 2014. In fiscal 2015, we recorded $60 million of restructuring charges in cost of sales. Product mix drove a $17 million increase in cost of sales. We also recorded a $3 million foreign exchange loss in fiscal 2015 related to Venezuela currency devaluation compared to a $23 million loss in fiscal 2014. Lower volume drove a $68 million decrease in cost of sales.

We also expect to incur approximately $65 million of restructuring initiative project-related cash costs and recorded $13 million of these costs in cost of sales in fiscal 2015 (please refer to Note 4 to the Consolidated Financial Statements in Item 8 of this report).

Gross margin declined 7 percent in fiscal 2015 versus fiscal 2014. Gross margin as a percent of net sales of 34 percent decreased 190 basis points compared to fiscal 2014.

Selling, general and administrative (SG&A) expenses decreased $146 million in fiscal 2015 versus fiscal 2014 primarily due to a 5 percent decrease in advertising and media expense, and savings from Project Catalyst (please refer to Note 4 to the Consolidated Financial Statements in Item 8 of this report) and our other cost management initiatives. In fiscal 2015, we recorded a $5 million charge related to Venezuela currency devaluation compared to a $39 million charge in fiscal 2014. In addition, we recorded $16 million of integration costs in fiscal 2015 related to our acquisition of Annie’s. SG&A expenses as a percent of net sales decreased 50 basis points compared to fiscal 2014.

Restructuring, impairment, and other exit costs totaled $544 million in fiscal 2015 compared to $4 million in fiscal 2014.

During the fourth quarter of fiscal 2015, we made a strategic decision to redirect certain resources supporting our Green Giant business in our U.S. Retail segment to other businesses within the segment. As a result, we recorded a $260 million impairment charge in the fourth quarter of fiscal 2015 related to the Green Giant brand intangible asset.

Restructuring charges recorded in restructuring, impairment, and other exit costs were $284 million in fiscal 2015 compared to $4 million in fiscal 2014. Total charges associated with our restructuring initiatives recognized in fiscal 2015 and 2014 consisted of the following:

	As Reported				Estimated
In Millions	Fiscal 2015		Fiscal 2014		Future		Total		Savings (b)
	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash
Total Century (a)	$181.8	$12.0	$—	$—	$111	$109	$293	$121
Catalyst	148.4	45.0	—	—	—	73	148	118
International	13.9	6.5	1.0	6.0	1	8	15	14
Other	(0.6)	0.1	2.6	16.4	—	—	—	—
Total restructuring charges (a)	343.5	63.6	3.6	22.4	112	190	456	253
Project-related costs recorded in costs of sales	13.2	9.7	—	—	52	55	65	65
Restructuring charges and project-related costs	$356.7	$73.3	$3.6	$22.4	$164	$245	$521	$318

Future cumulative annual savings									$350

(a) Includes $59.6 million of restructuring charges recorded in cost of sales during fiscal 2015.

(b) Cumulative annual savings estimated by fiscal 2017. Includes savings from SG&A cost reduction projects.

Please refer to Note 4 to the Consolidated Financial Statements in Item 8 of this report for more information regarding our restructuring activities.

There were no divestitures in fiscal 2015. During fiscal 2014, we recorded a divestiture gain of $66 million related to the sale of certain grain elevators in our U.S. Retail segment.

Interest, net for fiscal 2015 totaled $315 million, $13 million higher than fiscal 2014. Average interest bearing instruments increased $1,370 million, generating a $55 million increase in net interest. The average interest rate decreased 47 basis points, including the effect of the mix of debt, generating a $42 million decrease in net interest.

Our consolidated effective tax rate for fiscal 2015 of 33.3 percent was consistent with fiscal 2014. The 4.5 percentage point impact resulting from the repatriation of $606 million of foreign earnings in fiscal 2015 was offset by changes in earnings mix by country, certain favorable discrete items, and favorable state tax rate changes.

After-tax earnings from joint ventures for fiscal 2015 decreased to $84 million compared to $90 million in fiscal 2014 primarily driven by unfavorable foreign currency exchange and an asset impairment charge of $3 million at Cereal Partners Worldwide (CPW) in South Africa. The change in net sales for each joint venture is set forth in the following table:

	As Reported	Constant-Currency Basis
	Fiscal 2015 vs. 2014	Fiscal 2015 vs. 2014
CPW	(10)%	(2)%
Häagen-Dazs Japan, Inc. (HDJ)	(4)	6
Joint Ventures	(9)%	(1)%

The components of our joint ventures’ net sales growth are shown in the following table:

Fiscal 2015 vs. Fiscal 2014	CPW	HDJ
Contributions from volume growth	(1) pt	(5) pts
Net price realization and mix	(1) pt	11 pts
Foreign currency exchange	(8) pts	(10) pts
Net sales growth	(10) pts	(4) pts

Average diluted shares outstanding decreased by 27 million in fiscal 2015 from fiscal 2014 due to share repurchases.

FISCAL 2015 CONSOLIDATED BALANCE SHEET ANALYSIS

Cash and cash equivalents decreased $533 million from fiscal 2014, as discussed in the “Liquidity” section below.

Receivables decreased $97 million from fiscal 2014, primarily driven by timing of sales.

Inventories decreased $19 million from fiscal 2014.

Prepaid expenses and other current assets increased $15 million from fiscal 2014.

Land, buildings, and equipment decreased $159 million from fiscal 2014, primarily driven by $108 million related to restructuring activities.

Goodwill and other intangible assets decreased $113 million from fiscal 2014, driven by foreign exchange and a $260 million impairment charge related to an indefinite-lived intangible asset, partially offset by the $858 million of intangible assets recorded in the acquisition of Annie’s.

Other assets decreased $302 million from fiscal 2014, largely driven by a decrease in the funded status of our defined benefit pension plans primarily due to the adoption of new mortality tables for the annual remeasurement of the obligations associated with these plans.

Accounts payable increased $73 million from fiscal 2014, primarily driven by the extension of payment terms and the timing of payments.

Notes payable and long-term debt, including current portion, increased $438 million from fiscal 2014, primarily driven by $1,107 million of net long-term debt issuances, partially offset by net commercial paper payments.

The current and noncurrent portions of net deferred income taxes liability decreased $142 million from fiscal 2014, primarily as a result of changes in the funded status of our defined benefit pension and postretirement plans.

Other current liabilities increased $140 million from fiscal 2014, primarily driven by the establishment of restructuring reserves related to the actions taken in fiscal 2015.

Other liabilities increased $102 million from fiscal 2014, largely driven by an increase in our defined benefit pension and postretirement plans liabilities primarily due to the adoption of new mortality tables for the annual remeasurement of the obligations associated with these plans.

Redeemable interest decreased $205 million from fiscal 2014, primarily driven by foreign exchange.

Retained earnings increased $204 million from fiscal 2014, reflecting fiscal 2015 net earnings of $1,221 million less dividends declared of $1,018 million. Treasury stock increased $836 million from fiscal 2014, driven by $1,162 million of share repurchases, partially offset by $326 million related to stock-based compensation plans. Additional paid in capital increased $65 million from fiscal 2014, primarily driven by redeemable interest revaluation, partially offset by stock compensation activity. AOCI increased by $970 million from fiscal 2014.

Noncontrolling interests decreased $75 million from fiscal 2014, primarily driven by foreign exchange.

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

Fiscal 2014 net sales grew 1 percent to $17,910 million including 1 percentage point of growth contributed by new businesses and 1 percentage point of unfavorable foreign currency exchange. In fiscal 2014, net earnings attributable to General Mills were $1,824 million, down 2 percent from $1,855 million in fiscal 2013, and we reported diluted EPS of $2.83 in fiscal 2014, up 1 percent from $2.79 in fiscal 2013. Fiscal 2014 results include a gain on the divestiture of certain grain elevators, the impact of Venezuela currency devaluation, gains from the mark-to-market valuation of certain commodity positions and grain inventories, and restructuring charges related to our fiscal 2012 productivity and cost savings plan. Fiscal 2013 results include the effects from various discrete tax items, the impact of Venezuela currency devaluation, restructuring charges related to our fiscal 2012 productivity and cost savings plan, integration costs resulting from the acquisition of Yoki, and gains from the mark-to-market valuation of certain commodity positions and grain inventories. Diluted EPS excluding these items affecting comparability totaled $2.82 in fiscal 2014, up 4 percent from $2.72 in fiscal 2013 (see the “Non-GAAP Measures” section below for a description of our use of this measure not defined by GAAP).

Net sales grew 1 percent in fiscal 2014 to $17,910 from $17,774 in fiscal 2013. The components of net sales growth are shown in the following table:

Fiscal 2014 vs. 2013
Contributions from volume growth (a)	1 pt
Net price realization and mix	1 pt
Foreign currency exchange	(1) pt
Net sales growth	1 pt

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales growth included 1 percentage point of growth from new businesses. Contributions from volume growth included 2 percentage points from new businesses.

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

Gross margin declined 1 percent in fiscal 2014 versus fiscal 2013. Gross margin as a percent of net sales of 36 percent was unchanged compared to fiscal 2013.

SG&A expenses decreased $78 million in fiscal 2014 versus fiscal 2013. The decrease in SG&A expenses was primarily driven by a 3 percent decrease in advertising and media expense, a smaller contribution to the General Mills Foundation, a decrease in incentive compensation expense, and lower pension expense compared to fiscal 2013. In fiscal 2014, we recorded a $39 million charge related to Venezuela currency devaluation compared to a $9 million charge in fiscal 2013. In addition, we recorded $12 million of integration costs in fiscal 2013 related to our acquisition of Yoki. SG&A expenses as a percent of net sales decreased 1 percent compared to fiscal 2013.

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

Our consolidated effective tax rate for fiscal 2014 was 33.3 percent compared to 29.2 percent in fiscal 2013. The 4.1 percentage point increase was primarily related to the restructuring of our General Mills Cereals, LLC (GMC) subsidiary during the first quarter of fiscal 2013, which resulted in a $63 million decrease to deferred income tax liabilities related to the tax basis of the investment in GMC and certain distributed assets, with a corresponding non-cash reduction to income taxes. During fiscal 2013, we also recorded a $34 million discrete decrease in income tax expense and an increase in our deferred tax assets related to certain actions taken to restore part of the tax benefits associated with Medicare Part D subsidies which had previously been reduced in fiscal 2010 with the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010. Our fiscal 2013 tax expense also includes a $12 million charge associated with the liquidation of a corporate investment.

After-tax earnings from joint ventures for fiscal 2014 decreased to $90 million compared to $99 million in fiscal 2013 primarily driven by increased consumer spending at CPW and unfavorable foreign currency exchange from HDJ. The change in net sales for each joint venture is set forth in the following table:

	As Reported	Constant Currency Basis
	Fiscal 2014 vs. 2013	Fiscal 2014 vs. 2013
CPW	(1)%	Flat
HDJ	(8)	9%
Joint Ventures	(2)%	2%

The components of our joint ventures’ net sales growth are shown in the following table:

Fiscal 2014 vs. Fiscal 2013	CPW	HDJ
Contributions from volume growth	Flat	11 pts
Net price realization and mix	Flat	(2) pts
Foreign currency exchange	(1) pt	(17) pts
Net sales growth	(1) pt	(8) pts

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

The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal years 2015, 2014, and 2013:

	Fiscal Year
	2015		2014		2013
In Millions	Dollars	Percent of Total	Dollars	Percent of Total	Dollars	Percent of Total
Net Sales
U.S. Retail	$10,507.0	60%	$10,604.9	59%	$10,614.9	60%
International	5,128.2	29	5,385.9	30	5,200.2	29
Convenience Stores and Foodservice	1,995.1	11	1,918.8	11	1,959.0	11
Total	$17,630.3	100%	$17,909.6	100%	$17,774.1	100%

Segment Operating Profit
U.S. Retail	$2,159.3	71%	$2,311.5	73%	$2,392.9	74%
International	522.6	17	535.1	17	515.4	16
Convenience Stores and Foodservice	353.1	12	307.3	10	314.6	10
Total	$3,035.0	100%	$3,153.9	100%	$3,222.9	100%

Segment operating profit excludes unallocated corporate items, gain on divestitures, and restructuring, impairment, and other exit costs because these items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by our executive management.

U.S. RETAIL SEGMENT

Beginning with the second quarter of fiscal 2015, we realigned certain operating units within our U.S. Retail operating segment. We also changed the name of our Yoplait operating unit to Yogurt and our Big G operating unit to Cereal. Frozen Foods transitioned into Meals and Baking Products. Small Planet Foods transitioned into Snacks, Cereal, and Meals. The Yogurt operating unit was unchanged. We revised the amounts previously reported in the net sales and net sales percentage change by operating unit within our U.S. Retail segment to conform to the new operating unit structure. These realignments had no effect on previously reported consolidated net sales, operating segments’ net sales, operating profit, segment operating profit, net earnings attributable to General Mills, or EPS. In addition, results from the acquired Annie’s business are included in the Meals and Snacks operating units.

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

In fiscal 2015, net sales for our U.S. Retail segment were $10,507 million, down 1 percent compared to fiscal 2014. In fiscal 2014, net sales for this segment totaled $10,605 million, flat compared to fiscal 2013. The components of U.S. Retail net sales growth are shown in the following table:

	Fiscal 2015 vs. 2014	Fiscal 2014 vs. 2013
Contributions from volume growth (a)	(1)pt	Flat
Net price realization and mix	Flat	Flat
Net sales growth	(1)pt	Flat

(a)	Measured in tons based on the stated weight of our product shipments.

The acquisition of Annie’s added 1 percentage point of net sales growth, reflecting 1 percentage point of growth from volume in fiscal 2015. The 53rd week in fiscal 2015 contributed approximately 1 percentage point of net sales growth, reflecting 1 percentage point of growth from volume.

Net sales for our U.S. retail operating units are shown in the following table:

	Fiscal Year
In Millions	2015	2014	2013
Meals	$2,674.3	$2,772.4	$2,836.0
Cereal	2,330.1	2,410.2	2,407.8
Snacks	2,134.4	1,997.8	1,867.6
Baking Products	1,969.8	2,096.1	2,133.9
Yogurt and other	1,398.4	1,328.4	1,369.6
Total	$10,507.0	$10,604.9	$10,614.9

U.S. Retail net sales percentage change by operating unit are shown in the following table:

	Fiscal 2015 vs. 2014	Fiscal 2014 vs. 2013
Meals	(4)%	(2)%
Cereal	(3)	Flat
Baking Products	(6)	(2)
Snacks	7	7
Yogurt	5	(3)
Total	(1)%	Flat

Segment operating profit of $2,159 million in fiscal 2015 declined $152 million, or 7 percent, from fiscal 2014. The decrease was primarily driven by lower volume and an increase in supply chain costs, partially offset by a 6 percent reduction in advertising and media expense.

Segment operating profit of $2,312 million in fiscal 2014 declined $81 million, or 3 percent, from fiscal 2013. The decrease reflected higher trade spending, partially offset by a 1 percent reduction in advertising and media expense.

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

Net sales for our International segment were down 5 percent in fiscal 2015 compared to fiscal 2014, to $5,128 million. Net sales totaled $5,386 million in fiscal 2014, up 4 percent from $5,200 million in fiscal 2013. The components of International net sales growth are shown in the following table:

	Fiscal 2015 vs. 2014	Fiscal 2014 vs. 2013
Contributions from volume growth (a)	Flat	5 pts
Net price realization and mix	6 pts	3 pts
Foreign currency exchange	(11) pts	(4) pts

Net sales growth	(5) pts	4 pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 53rd week in fiscal 2015 contributed approximately 1 percentage point of net sales growth, reflecting 1 percentage point of growth from volume.

Net sales for our International segment by geographic region are shown in the following table:

	Fiscal Year
In Millions	2015	2014	2013
Europe (a)	$2,126.5	$2,188.8	$2,214.6
Canada	1,105.1	1,195.3	1,210.5
Asia/Pacific	1,023.5	981.8	899.1
Latin America	873.1	1,020.0	876.0
Total	$5,128.2	$5,385.9	$5,200.2

(a)	Fiscal 2013 net sales for the Europe region include an additional month of results.

International change in net sales by geographic region are shown in the following table:

	Percentage Change in Net Sales as Reported		Percentage Change in Net Sales on Constant Currency Basis (a)
	Fiscal 2015 vs. 2014	Fiscal 2014 vs. 2013	Fiscal 2015 vs. 2014	Fiscal 2014 vs. 2013
Europe	(3)%	(1)%	5%	(4)%
Canada	(8)	(1)	Flat	5
Asia/Pacific	4	9	5	9
Latin America	(14)	16	17	38
Total	(5)%	4%	6%	8%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

Segment operating profit for fiscal 2015 declined 2 percent to $523 million from $535 million in fiscal 2014, primarily driven by unfavorable foreign currency exchange and higher input costs, partially offset by favorable net price realization and mix. International segment operating profit increased 9 percent on a constant-currency basis in fiscal 2015 compared to fiscal 2014 (see the “Non-GAAP Measures” section below for our use of this measure).

Segment operating profit for fiscal 2014 grew 4 percent to $535 million from $515 million in fiscal 2013, primarily driven by volume growth, favorable net price realization and mix, and an additional quarter of results from the Yoki acquisition, partially offset by unfavorable foreign currency and higher input costs. In addition, we recorded a $17 million non-recurring expense related to the assumption of the Canadian Yoplait franchise license in fiscal 2013. International segment operating profit increased 10 percent on a constant-currency basis in fiscal 2014 compared to fiscal 2013 (see the “Non-GAAP Measures” section below for our use of this measure).

CONVENIENCE STORES AND FOODSERVICE SEGMENT

In our Convenience Stores and Foodservice segment our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, frozen breakfasts, unbaked and fully baked frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

For fiscal 2015, net sales for our Convenience Stores and Foodservice segment increased 4 percent to $1,995 million. For fiscal 2014, net sales decreased 2 percent to $1,919 million compared to $1,959 million in fiscal 2013. The components of Convenience Stores and Foodservice net sales growth are shown in the following table:

	Fiscal 2015 vs. 2014	Fiscal 2014 vs. 2013
Contributions from volume growth (a)	1pt	(1)pt
Net price realization and mix	3pts	(1)pt
Foreign currency exchange	NM	NM
Net sales growth	4pts	(2)pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 53rd week in fiscal 2015 contributed approximately 2 percentage points of net sales growth, reflecting 2 percentage points of growth from volume.

In fiscal 2015, segment operating profit was $353 million, up 15 percent from $307 million in fiscal 2014. The increase was primarily driven by favorable net price realization and mix and higher volume.

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

Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, contributions to the General Mills Foundation, asset and liability remeasurement impact of hyperinflationary economies, restructuring initiative project-related costs, and other items that are not part of our measurement of segment operating performance. This includes gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments in accordance with our policy as discussed in Note 7 to the Consolidated Financial Statements in Item 8 of this report.

For fiscal 2015, unallocated corporate expense totaled $414 million compared to $258 million last year. In fiscal 2015, we recorded a $90 million net increase in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $49 million net decrease in expense in fiscal 2014. In addition, we recorded $60 million of restructuring charges, and $13 million of restructuring initiative project-related costs in cost of sales in fiscal 2015. We recorded an $8 million foreign exchange loss related to the remeasurement of assets and liabilities of our Venezuelan subsidiary compared to $62 million in fiscal 2014. We also recorded $16 million of integration costs resulting from the acquisition of Annie’s in fiscal 2015.

For fiscal 2014, unallocated corporate expense totaled $258 million compared to $351 million in fiscal 2013. In fiscal 2014, we recorded a $49 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $4 million net decrease in expense in the prior year. Compensation and benefit expenses decreased $59 million and the contribution to the General Mills Foundation decreased in fiscal 2014 compared to fiscal 2013. We also recorded a $62 million foreign exchange loss related to the remeasurement of assets and liabilities of our Venezuelan subsidiary in fiscal 2014 compared to $25 million in fiscal 2013. In fiscal 2013, we also recorded $12 million of integration costs related to the acquisition of Yoki.

Venezuela is a highly inflationary economy, and we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (SICAD 2) and at that time indicated that it would be the market through which U.S. dollars would be obtained for the remittance of dividends. On February 12, 2015, the Venezuelan government replaced SICAD 2 with a new foreign exchange market mechanism (SIMADI). We expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In fiscal 2015, we recorded an $8 million foreign exchange loss in unallocated corporate items resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary at the SIMADI rate of 199 bolivars per U.S. dollar. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. As of May 31, 2015, we had $0.3 million of non-U.S. dollar cash balances in Venezuela.

IMPACT OF INFLATION

Our gross margin performance in fiscal 2015 reflects the impact of 2 percent input cost inflation, primarily on commodities inputs. We expect input cost inflation of 2 percent in fiscal 2016. We attempt to minimize the effects of inflation through HMM, planning, and operating practices. Our risk management practices are discussed in Item 7A of this report.

LIQUIDITY

The primary source of our liquidity is cash flow from operations. Over the most recent three-year period, our operations have generated $8.0 billion in cash. A substantial portion of this operating cash flow has been returned to stockholders through share repurchases and dividends. We also use cash from operations to fund our capital expenditures and acquisitions. We typically use a combination of cash, notes payable, and long-term debt to finance significant acquisitions and major capital expansions.

As of May 31, 2015, we had $311 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and acquisitions. During the fourth quarter of fiscal 2015, we approved a one-time repatriation of $606 million of foreign earnings. This action reduced the economic cost of funding current restructuring initiatives and the acquisition of Annie’s completed in fiscal 2015. We recorded a discrete income tax charge of $79 million in fiscal 2015 related to this action, and we expect to make approximately $24 million in related cash income tax payments related to this action. We have previously asserted that our foreign earnings are permanently reinvested and will only be repatriated in a tax-neutral manner, and this one-time repatriation does not change this ongoing assertion.

Cash Flows from Operations

	Fiscal Year
In Millions	2015	2014	2013
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,259.4	$1,861.3	$1,892.5
Depreciation and amortization	588.3	585.4	588.0
After-tax earnings from joint ventures	(84.3)	(89.6)	(98.8)
Distributions of earnings from joint ventures	72.6	90.5	115.7
Stock-based compensation	106.4	108.5	100.4
Deferred income taxes	25.3	172.5	81.8
Tax benefit on exercised options	(74.6)	(69.3)	(103.0)
Pension and other postretirement benefit plan contributions	(49.5)	(49.7)	(223.2)
Pension and other postretirement benefit plan costs	91.3	124.1	131.2
Divestiture (gain)	—	(65.5)	—
Restructuring, impairment, and other exit costs	531.1	(18.8)	(60.2)
Changes in current assets and liabilities, excluding the effects of acquisitions	214.7	(32.2)	471.1
Other, net	(137.9)	(76.2)	30.5
Net cash provided by operating activities	$2,542.8	$2,541.0	$2,926.0

In fiscal 2015, our operations generated $2.5 billion of cash, flat compared to fiscal 2014. The $247 million change in current assets and liabilities was primarily driven by the timing of trade and promotion accruals, changes in tax accruals, and changes in derivative positions. This was largely offset by lower net earnings, which included a $260 million non-cash impairment charge and $271 million of non-cash restructuring charges, and a $147 million change in net deferred income taxes.

We strive to grow core working capital at or below the rate of growth in our net sales. For fiscal 2015, core working capital decreased 13 percent, primarily due to a decrease in accounts receivable and an increase in accounts payable, compared to a net sales decline of 2 percent. In fiscal 2014, core working capital decreased 9 percent, compared to net sales growth of 1 percent, and in fiscal 2013, core working capital decreased 5 percent, compared to net sales growth of 7 percent.

In fiscal 2014, our operations generated $2.5 billion of cash compared to $2.9 billion in fiscal 2013. The $385 million decrease was primarily due to a $503 million change in current assets and liabilities. The change in current assets and liabilities was primarily driven by a $403 million change in other current liabilities largely due to changes in trade promotion and income tax accruals, and a $107 million change in inventory. In addition, in fiscal 2013 we made a $200 million voluntary contribution to our principal domestic pension plans.

Cash Flows from Investing Activities

	Fiscal Year
In Millions	2015	2014	2013
Purchases of land, buildings, and equipment	$(712.4)	$(663.5)	$(613.9)
Acquisitions, net of cash acquired	(822.3)	—	(898.0)
Investments in affiliates, net	(102.4)	(54.9)	(40.4)
Proceeds from disposal of land, buildings, and equipment	11.0	6.6	24.2
Proceeds from divestiture	—	121.6	—
Exchangeable note	27.9	29.3	16.2
Other, net	(4.0)	(0.9)	(3.5)
Net cash used by investing activities	$(1,602.2)	$(561.8)	$(1,515.4)

In fiscal 2015, cash used by investing activities increased by $1.0 billion from fiscal 2014. We invested $712 million in land, buildings, and equipment in fiscal 2015, $49 million more than the same period last year. In the second quarter of fiscal 2015, we acquired Annie’s, a publicly traded food company headquartered in Berkeley, California, for an aggregate purchase price of $809 million, net of $12 million of cash acquired. We made $102 million of investments in affiliates, primarily CPW, in fiscal 2015. In addition, we received $28 million in payments from Sodiaal International (Sodiaal) in fiscal 2015 against the $132 million exchangeable note we purchased in fiscal 2012.

In fiscal 2014, cash used by investing activities decreased by $954 million from fiscal 2013. We invested $664 million in land, buildings, and equipment in fiscal 2014, $50 million more than in fiscal 2013. We made $55 million of investments in affiliates, primarily CPW, in fiscal 2014. In the fourth quarter of fiscal 2014, we sold certain grain elevators for $124 million in cash, including a working capital adjustment finalized in the first quarter of fiscal 2015. In addition we received $29 million in payments from Sodiaal in fiscal 2014 against the exchangeable note.

We expect capital expenditures to be approximately $840 million in fiscal 2016. These expenditures will fund initiatives that are expected to fuel International growth, support innovative products, and continue HMM initiatives throughout the supply chain.

Cash Flows from Financing Activities

	Fiscal Year
In Millions	2015	2014	2013
Change in notes payable	$(509.8)	$572.9	$(44.5)
Issuance of long-term debt	2,253.2	1,673.0	1,001.1
Payment of long-term debt	(1,145.8)	(1,444.8)	(542.3)
Proceeds from common stock issued on exercised options	163.7	108.1	300.8
Tax benefit on exercised options	74.6	69.3	103.0
Purchases of common stock for treasury	(1,161.9)	(1,745.3)	(1,044.9)
Dividends paid	(1,017.7)	(983.3)	(867.6)
Addition of noncontrolling interest	—	17.6	—
Distributions to noncontrolling and redeemable interest holders	(25.0)	(77.4)	(39.2)
Other, net	(16.1)	(14.2)	(6.6)
Net cash used by financing activities	$(1,384.8)	$(1,824.1)	$(1,140.2)

Net cash used by financing activities decreased by $439 million in fiscal 2015. We had $204 million less net debt issuances in fiscal 2015 than the same period a year ago. For more information on our debt issuances and payments, please refer to Note 8 to the Consolidated Financial Statements in Item 8 of this report.

During fiscal 2015, we received $164 million in proceeds from common stock issued on exercised options compared to $108 million in fiscal 2014, an increase of $56 million. During fiscal 2013, we received $301 million in proceeds from common stock issued on exercised options.

In May 2014, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock. Purchases under the authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no specified termination date.

During fiscal 2015, we repurchased 22 million shares of our common stock for $1,162 million. During fiscal 2014, we repurchased 36 million shares of our common stock for $1,745 million. During fiscal 2013, we repurchased 24 million shares of our common stock for $1,015 million.

Dividends paid in fiscal 2015 totaled $1,018 million, or $1.67 per share, an 8 percent per share increase from fiscal 2014. Dividends paid in fiscal 2014 totaled $983 million, or $1.55 per share, a 17 percent per share increase from fiscal 2013 dividends of $1.32 per share. On March 10, 2015, our Board of Directors approved a 5 percent dividend increase, effective with the May 1, 2015 payment, to an annualized rate of $1.76 per share.

Selected Cash Flows from Joint Ventures

Selected cash flows from our joint ventures are set forth in the following table:

	Fiscal Year
Inflow (Outflow), in Millions	2015	2014	2013
Advances to joint ventures, net	$(102.4)	$(54.9)	$(36.7)
Dividends received	72.6	90.5	115.7

CAPITAL RESOURCES

Total capital consisted of the following:

In Millions	May 31, 2015	May 25, 2014
Notes payable	$615.8	$1,111.7
Current portion of long-term debt	1,000.4	1,250.6
Long-term debt	7,607.7	6,423.5
Total debt	9,223.9	8,785.8
Redeemable interest	778.9	984.1
Noncontrolling interests	396.0	470.6
Stockholders’ equity	4,996.7	6,534.8
Total capital	$15,395.5	$16,775.3

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 31, 2015:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$—
May 2019	1.0	—
June 2019	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.5	0.1
Total committed and uncommitted credit facilities	$3.4	$0.2

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

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of May 31, 2015, we were in compliance with all of these covenants.

We have $1,000 million of long-term debt maturing in the next 12 months that is classified as current. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

As of May 31, 2015, our total debt, including the impact of derivative instruments designated as hedges, was 72 percent in fixed-rate and 28 percent in floating-rate instruments, compared to 71 percent in fixed-rate and 29 percent in floating-rate instruments on May 25, 2014.

Improvement in return on average total capital is one of our key performance measures (see the “Non-GAAP Measures” section below for our discussion of this measure, which is not defined by GAAP). Return on average total capital decreased 40 basis points from 11.6 percent in fiscal 2014 to 11.2 percent in fiscal 2015 as fiscal 2015 earnings declined. On a constant-currency basis, return on average total capital decreased 20 basis points. We also believe that our fixed charge coverage ratio and the ratio of operating cash flow to debt are important measures of our financial strength. Our fixed charge coverage ratio in fiscal 2015 was 5.54 compared to 8.04 in fiscal 2014. The measure decreased from fiscal 2014 as earnings before income taxes and after-tax earnings from joint ventures decreased by $893 million including a $260 million non-cash pretax charge related to an indefinite-lived intangible asset impairment and a $344 million pretax increase in restructuring charges in fiscal 2015. Our operating cash flow to debt ratio decreased 1.3 percentage points to 27.6 percent in fiscal 2015, driven by an increase in total debt.

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and their 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. As of May 31, 2015, the redemption value of the redeemable interest was $779 million which approximates its fair value.

The third-party holder of the General Mills Cereals, LLC (GMC) Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $252 million). For fiscal 2015, the floating preferred rate was equal to the sum of three-month LIBOR plus 110 basis points. The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction. On June 1, 2015, subsequent to our year-end, the floating preferred return rate on GMC’s Class A Interests was reset to the sum of three-month LIBOR plus 125 basis points.

We have an option to purchase the Class A Interests for consideration equal to the then current capital account value, plus any unpaid preferred return and the prescribed make-whole amount. If we purchase these interests, any change in the third-party holder’s capital account from its original value will be charged directly to retained earnings and will increase or decrease the net earnings used to calculate EPS in that period.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of May 31, 2015, we have issued guarantees and comfort letters of $434 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $258 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $400 million as of May 31, 2015.

As of May 31, 2015, we had invested in five variable interest entities (VIEs). None of our VIEs are material to our results of operations, financial condition, or liquidity as of and for the year ended May 31, 2015.

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments Due by Fiscal Year
In Millions	Total	2016	2017 -18	2019 -20	2021 and Thereafter
Long-term debt (a)	$8,615.4	$1,000.0	$1,707.5	$1,650.0	$4,257.9
Accrued interest	91.8	91.8	—	—	—
Operating leases (b)	400.5	108.4	133.1	77.4	81.6
Capital leases	1.5	0.6	0.6	0.3	—
Purchase obligations (c)	2,363.8	2,124.2	141.8	65.5	32.3
Total contractual obligations	11,473.0	3,325.0	1,983.0	1,793.2	4,371.8
Other long-term obligations (d)	1,738.2	—	—	—	—
Total long-term obligations	$13,211.2	$3,325.0	$1,983.0	$1,793.2	$4,371.8

(a)	Amounts represent the expected cash payments of our long-term debt and do not include $1 million for capital leases or $8 million for net unamortized bond premiums and discounts and fair value adjustments.
(b)	Operating leases represents the minimum rental commitments under non-cancelable operating leases.
(c)	The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer marketing spending commitments that support our brands. For purposes of this table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities are excluded from the table above.
(d)	The fair value of our foreign exchange, equity, commodity, and grain derivative contracts with a payable position to the counterparty was $133 million as of May 31, 2015, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations mainly consist of liabilities for accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement benefit, and postemployment benefit plans, and miscellaneous liabilities. We expect to pay $22 million of benefits from our unfunded postemployment benefit plans and $14 million of deferred compensation in fiscal 2016. We are unable to reliably estimate the amount of these payments beyond fiscal 2016. As of May 31, 2015, our total liability for uncertain tax positions and accrued interest and penalties was $196 million.

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

Promotional Expenditures

Our promotional activities are conducted through our customers and directly or indirectly with end consumers. These activities include: payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays; discounts to our list prices to lower retail shelf prices; payments to gain distribution of new products; coupons, contests, and other incentives; and media and advertising expenditures. The recognition of these costs requires estimation of customer participation and performance levels. These estimates are based on the forecasted customer sales, the timing and forecasted costs of promotional activities, and other factors. Differences between estimated expenses and actual costs are recognized as a change in management estimate in a subsequent period. Our accrued trade, coupon, and consumer marketing liabilities were $565 million as of May 31, 2015, and $578 million as of May 25, 2014. Because our total promotional expenditures (including amounts classified as a reduction of revenues) are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a material effect on our results of operations.

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

As of May 31, 2015, we had $13.1 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital (WACC) could result in significant impairment losses and amortization expense. We performed our fiscal 2015 assessment of our intangible assets as of November 24, 2014. As of our annual assessment date, there was no impairment of any of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Mountain High, Uncle Toby’s, and Green Giant brands. The excess fair value above the carrying value of these brand assets were as follows:

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Mountain High	$35.4	3%
Uncle Toby’s	$57.7	7%
Green Giant	$425.9	13%

At the end of the fourth quarter of fiscal 2015, we made a strategic decision to redirect certain resources supporting our Green Giant business in our U.S. Retail segment to other businesses within the segment. Therefore, future sales and profitability projections in our long-range plan for this business declined. As a result of this triggering event, we performed an interim impairment assessment of the Green Giant brand intangible asset as of May 31, 2015, and determined that the fair value of the brand asset no longer exceeded the carrying value of the asset. Significant assumptions used in that assessment included our updated long-range cash flow projections for the Green Giant business, an updated royalty rate, a WACC, and a tax rate. We recorded a $260 million impairment charge in the fourth quarter of fiscal 2015 related to this asset.

Our Green Giant, Uncle Toby’s and Mountain High brands have experienced declining business performance, and we will continue to monitor these businesses.

Redeemable Interest

During the third quarter of fiscal 2015, we adjusted the redemption value of Sodiaal’s redeemable interest in Yoplait SAS based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long-range plan, capital spending, depreciation and taxes, foreign currency exchange rates, and a discount rate. As of May 31, 2015, the redemption value of the redeemable interest was $779 million.

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2015	2014	2013
Estimated fair values of stock options granted	$7.22	$6.03	$3.65
Assumptions:
Risk-free interest rate	2.6%	2.6%	1.6%
Expected term	8.5 years	9.0 years	9.0 years
Expected volatility	17.5%	17.4%	17.3%
Dividend yield	3.1%	3.1%	3.5%

The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. An increase in the expected term by 1 year, leaving all other assumptions constant, would increase the grant date fair value by 2 percent. If all other assumptions are held constant, a one percentage point increase in our fiscal 2015 volatility assumption would increase the grant date fair value of our fiscal 2015 option awards by 7 percent.

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

Defined Benefit Pension, Other Postretirement Benefit, and Postemployment Benefit Plans

We have defined benefit pension plans covering many employees in the United States, Canada, France, and the United Kingdom. We also sponsor plans that provide health care benefits to many of our retirees in the United States, Canada, and Brazil. Under certain circumstances, we also provide accruable benefits to former or inactive employees in the United States, Canada, and Mexico, and members of our Board of Directors, including severance and certain other benefits payable upon death. Please refer to Note 13 to the Consolidated Financial Statements in Item 8 of this report for a description of our defined benefit pension, other postretirement benefit, and postemployment benefit plans.

We recognize benefits provided during retirement or following employment over the plan participants’ active working lives. Accordingly, we make various assumptions to predict and measure costs and obligations many years prior to the settlement of our obligations. Assumptions that require significant management judgment and have a material impact on the measurement of our net periodic benefit expense or income and accumulated benefit obligations include the long-term rates of return on plan assets, the interest rates used to discount the obligations for our benefit plans, and health care cost trend rates.

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

Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement benefit plan assets were 6.5 percent, 11.7 percent, 8.1 percent, 7.8 percent, and 9.6 percent for the 1, 5, 10, 15, and 20 year periods ended May 31, 2015.

On a weighted-average basis, the expected rate of return for all defined benefit plans was 8.53 percent for fiscal 2015, 8.53 percent for fiscal 2014, and 8.53 percent for fiscal 2013.

Lowering the expected long-term rate of return on assets by 100 basis points would increase our net pension and postretirement expense by $62 million for fiscal 2016. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.

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

Our weighted-average discount rates were as follows:

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Obligations as of May 31, 2015, and fiscal 2016 expense	4.38%	4.20%	3.55%
Obligations as of May 25, 2014, and fiscal 2015 expense	4.54%	4.51%	3.82%
Fiscal 2014 expense	4.54%	4.52%	3.70%

Lowering the discount rates by 100 basis points would increase our net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense for fiscal 2016 by approximately $167 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

Health Care Cost Trend Rates

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 7.3 percent for retirees age 65 and over and 6.5 percent for retirees under age 65 at the end of fiscal 2015. Rates are graded down annually until the ultimate trend rate of 5.0 percent is reached in 2025 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease
Effect on the aggregate of the service and interest cost components in fiscal 2016	$ 3.7	$ (3.2)
Effect on the other postretirement accumulated benefit obligation as of May 31, 2015	77.1	(68.9)

Any arising health care claims cost-related experience gain or loss is recognized in the calculation of expected future claims. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years, resulting in at least the minimum amortization required being recorded.

Financial Statement Impact

In fiscal 2015, we recorded net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense of $153 million compared to $140 million of expense in fiscal 2014 and $159 million of expense in fiscal 2013. As of May 31, 2015, we had cumulative unrecognized actuarial net losses of $1.7 billion on our defined benefit pension plans and $81 million on our postretirement and postemployment benefit plans, mainly as the result of liability increases from lower interest rates, partially offset by recent increases in the values of plan assets. These unrecognized actuarial net losses will result in increases in our future pension and postretirement benefit expenses because they currently exceed the corridors defined by GAAP.

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. On October 27, 2014, the Society of Actuaries published RP-2014 Mortality Tables and Mortality Improvement Scale MP-2014, which both reflect improved longevity. We adopted the change to the mortality assumptions to remeasure our defined benefit pension plans and other postretirement benefit plans obligations, which increased the total of these obligations by $437 million. In addition, these assumptions increased the fiscal 2016 expense associated with these plans by $72 million.

Actual future net defined benefit pension, other postretirement benefit, and postemployment benefit plan income or expense will depend on investment performance, changes in future discount rates, changes in health care cost trend rates, and other factors related to the populations participating in these plans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (FASB) issued new accounting requirements for the presentation of certain investments using the net asset value, providing a practical expedient to exclude such investments from categorization within the fair value hierarchy and make a separate disclosure. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We do not expect this guidance to have a material impact on our results of operations or financial position.

In April 2015, the FASB issued new accounting requirements that permit reporting entities with a fiscal year-end that does not coincide with a month-end to apply a practical expedient to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply the practice consistently to all plans. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We do not expect this guidance to have a material impact on our results of operations or financial position.

In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, which for us is the first quarter of fiscal 2018. We do not expect this guidance to have a material impact on our results of operations or financial position.

In June 2014, the FASB issued new accounting requirements for share-based payment awards issued based upon specific performance targets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We do not expect this guidance to have a material impact on our results of operations or financial position.

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

Constant-Currency Net Sales Growth Rates

This measure is used in reporting to our executive management and as a component of the Board of Directors’ measurement of our performance for incentive compensation purposes. We believe that this measure provides useful information to investors because it provides transparency to underlying performance in our consolidated net sales by excluding the effect that foreign currency exchange rate fluctuations have on the year-to-year comparability given volatility in foreign currency exchange markets.

Net sales growth rates on a constant-currency basis is calculated as follows:

	Fiscal
	2015	2014
Percentage change in total net sales	(2)%	1%
Impact of foreign currency exchange	(3)pts	(1)pts
Percentage change in total net sales on a constant-currency basis	1%	2%

Diluted EPS Excluding Certain Items Affecting Comparability and Related Constant-Currency Growth Rate

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Fiscal Year
Per Share Data	2015	2014	Change		2013	2012	2011
Diluted earnings per share, as reported	$1.97	$2.83	(30)%		$2.79	$2.35	$2.70
Mark-to-market effects (a)	0.09	(0.05)			—	0.10	(0.09)
Divestiture gain, net (b)	—	(0.06)			—	—	—
Tax items (c)	0.13	—			(0.13)	—	(0.13)
Acquisition integration costs (d)	0.02	—			0.01	0.01	—
Venezuela currency devaluation (e)	0.01	0.09			0.03	—	—
Restructuring costs (f)	0.35	0.01			0.02	0.10	—
Project-related costs (f)	0.01	—			—	—	—
Indefinite-lived intangible asset impairment (g)	0.28	—			—	—	—
Diluted earnings per share, excluding certain items affecting comparability	$2.86	$2.82	1%		$2.72	$2.56	$2.48
Foreign currency exchange impact			(3	)pts
Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			4%

(a)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(c)	The fiscal 2015 tax item is related to the one-time repatriation of foreign earnings in fiscal 2015. The fiscal 2013 tax items consist of a reduction to income taxes related to the restructuring of our GMC subsidiary and an increase to income taxes related to the liquidation of a corporate investment. Additionally, fiscal 2013 includes changes in deferred taxes associated with the Medicare Part D subsidies related to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010. The fiscal 2011 tax item represents the effects of court decisions and audit settlements on uncertain tax matters.
(d)	Integration costs resulting from the acquisitions of Annie’s in fiscal 2015, Yoki in fiscal 2013, and Yoplait SAS and Yoplait Marques SNC in fiscal 2012.
(e)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(f)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(g)	See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

Total Segment Operating Profit and Related Constant-Currency Growth Rate

This measure is used in reporting to our executive management and as a component of the Board of Directors’ measurement of our performance for incentive compensation purposes. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. A reconciliation of total segment operating profit to operating profit, the relevant GAAP measure, is included in Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Total segment operating profit growth rate on a constant-currency basis is calculated as follows:

	Fiscal
	2015	2014
Percentage change in total segment operating profit as reported	(4)%	(2)%
Impact of foreign currency exchange	(2)pts	(1) pt
Percentage change in total segment operating profit on a constant-currency basis	(2)%	(1)%

Net Sales Growth Rates for Our International Segment on Constant-Currency Basis

We believe this measure of our International segment and region net sales provides useful information to investors because it provides transparency to the underlying performance by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

	Fiscal 2015
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Europe	(3)%	(8)	pts	5%
Canada	(8)	(8)		Flat
Asia/Pacific	4	(1)		5
Latin America	(14)	(31)		17
Total International	(5)%	(11)	pts	6%

	Fiscal 2014
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Europe	(1)%	3	pts	(4)%
Canada	(1)	(6)		5
Asia/Pacific	9	—		9
Latin America	16	(22)		38
Total International	4%	(4)	pts	8%

Constant-Currency International Segment Operating Profit Growth Rate

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of the International segment by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

International segment operating profit growth rate on a constant-currency basis is calculated as follows:

	Fiscal
	2015		2014
Percentage change in International segment operating profit as reported	(2)%		4%
Impact of foreign currency exchange	(11)	pts	(6) pts
Percentage change in International segment operating profit on a constant-currency basis	9%		10%

Return on Average Total Capital

Change in return on average total capital is a measure used in reporting to our executive management and as a component of the Board of Director’s measurement of our performance for incentive compensation purposes. We believe that this measure provides useful information to investors because it is important for assessing the utilization of capital and it eliminates certain items that affect year-to-year comparability.

	Fiscal Year
In Millions	2015	2014	2013	2012	2011	2010
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,259.4	$1,861.3	$1,892.5	$1,589.1	$1,803.5
Interest, net, after-tax	199.8	190.9	201.2	238.9	243.5
Earnings before interest, after-tax	1,459.2	2,052.2	2,093.7	1,828.0	2,047.0
Mark-to-market effects	56.5	(30.5)	(2.8)	65.6	(60.0)
Divestiture gain, net	—	(36.0)	—	—	—
Tax items	78.6	—	(85.4)	—	(88.9)
Acquisition integration costs	10.4	—	8.8	9.7	—
Venezuela currency devaluation	8.0	57.8	20.8	—	—
Restructuring costs	217.7	3.6	15.9	64.3	—
Project-related costs	8.3	—	—	—	—
Indefinite-lived intangible impairment	176.9	—	—	—	—
Earnings before interest, after-tax for return on capital calculation	$2,015.6	$2,047.1	$2,051.0	$1,967.6	$1,898.1

Current portion of long-term debt	$1,000.4	$1,250.6	$1,443.3	$741.2	$1,031.3	$107.3
Notes payable	615.8	1,111.7	599.7	526.5	311.3	1,050.1
Long-term debt	7,607.7	6,423.5	5,926.1	6,161.9	5,542.5	5,268.5
Total debt	9,223.9	8,785.8	7,969.1	7,429.6	6,885.1	6,425.9
Redeemable interest	778.9	984.1	967.5	847.8	—	—
Noncontrolling interests	396.0	470.6	456.3	461.0	246.7	245.1
Stockholders’ equity	4,996.7	6,534.8	6,672.2	6,421.7	6,365.5	5,402.9
Total capital	15,395.5	16,775.3	16,065.1	15,160.1	13,497.3	12,073.9
Accumulated other comprehensive loss	2,310.7	1,340.3	1,585.3	1,743.7	1,010.8	1,486.9
After-tax earnings adjustments (a)	347.1	(209.3)	(204.2)	(161.5)	(301.1)	(152.2)
Adjusted total capital	$18,053.3	$17,906.3	$17,446.2	$16,742.3	$14,207.0	$13,408.6

Adjusted average total capital	$17,979.8	$17,676.2	$17,094.2	$15,474.6	$13,807.8

Return on average total capital	11.2%	11.6%	12.0%	12.7%	13.7%

Change in return on average total capital	(40)bps
Foreign currency exchange impact	(20)bps
Change in return on average total capital on a constant-currency basis	(20)bps

(a)	Sum of current year and previous year after-tax adjustments.

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

Our future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, tax rates, or the availability of capital; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in the legal and regulatory environment, including labeling and advertising regulations and litigation; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in consumer demand for our products; effectiveness of advertising, marketing, and promotional programs; changes in consumer behavior, trends, and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, and energy; disruptions or inefficiencies in the supply chain; effectiveness of restructuring and cost savings initiatives; volatility in the market value of derivatives used to manage price risk for certain commodities; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; failure or breach of our information technology systems; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

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

The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 31, 2015, and May 25, 2014, and the average fair value impact during the year ended May 31, 2015.

	Fair Value Impact
In Millions	May 31, 2015	Average during fiscal 2015	May 25, 2014
Interest rate instruments	$25.1	$23.7	$32.7
Foreign currency instruments	17.9	8.8	7.2
Commodity instruments	3.7	3.7	3.0
Equity instruments	1.2	1.2	1.1

ITEM 8	Financial Statements and Supplementary Data

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

The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2016.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

July 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

General Mills, Inc.:

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 31, 2015 and May 25, 2014, and the related consolidated statements of earnings, comprehensive income, total equity and redeemable interest, and cash flows for each of the fiscal years in the three-year period ended May 31, 2015. In connection with our audits of the consolidated financial statements, we have audited the accompanying financial statement schedule. We also have audited General Mills, Inc.’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 31, 2015 and May 25, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, General Mills, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

July 6, 2015

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	Fiscal Year
	2015	2014	2013

Net sales	$17,630.3	$17,909.6	$17,774.1

Cost of sales	11,681.1	11,539.8	11,350.2

Selling, general, and administrative expenses	3,328.0	3,474.3	3,552.3

Divestiture (gain)	—	(65.5)	—

Restructuring, impairment, and other exit costs	543.9	3.6	19.8

Operating profit	2,077.3	2,957.4	2,851.8

Interest, net	315.4	302.4	316.9

Earnings before income taxes and after-tax earnings from joint ventures	1,761.9	2,655.0	2,534.9

Income taxes	586.8	883.3	741.2

After-tax earnings from joint ventures	84.3	89.6	98.8

Net earnings, including earnings attributable to redeemable and noncontrolling interests	1,259.4	1,861.3	1,892.5

Net earnings attributable to redeemable and noncontrolling interests	38.1	36.9	37.3

Net earnings attributable to General Mills	$1,221.3	$1,824.4	$1,855.2

Earnings per share - basic	$2.02	$2.90	$2.86

Earnings per share - diluted	$1.97	$2.83	$2.79

Dividends per share	$1.67	$1.55	$1.32

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2015	2014	2013

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,259.4	$1,861.3	$1,892.5

Other comprehensive income (loss), net of tax:

Foreign currency translation	(957.9)	(11.3)	0.8

Net actuarial income (loss)	(358.4)	206.0	45.0

Other fair value changes:

Securities	0.8	0.3	0.8

Hedge derivatives	4.1	5.0	24.6

Reclassification to earnings:

Hedge derivatives	4.9	(4.6)	12.2

Amortization of losses and prior service costs	105.1	107.6	98.8

Other comprehensive income (loss), net of tax	(1,201.4)	303.0	182.2

Total comprehensive income	58.0	2,164.3	2,074.7

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	(192.9)	94.9	61.1

Comprehensive income attributable to General Mills	$250.9	$2,069.4	$2,013.6

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	May 31, 2015	May 25, 2014
ASSETS
Current assets:
Cash and cash equivalents	$334.2	$867.3
Receivables	1,386.7	1,483.6
Inventories	1,540.9	1,559.4
Deferred income taxes	100.1	74.1
Prepaid expenses and other current assets	423.8	409.1

Total current assets	3,785.7	4,393.5

Land, buildings, and equipment	3,783.3	3,941.9
Goodwill	8,874.9	8,650.5
Other intangible assets	4,677.0	5,014.3
Other assets	843.6	1,145.5

Total assets	$21,964.5	$23,145.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,684.0	$1,611.3
Current portion of long-term debt	1,000.4	1,250.6
Notes payable	615.8	1,111.7
Other current liabilities	1,589.9	1,449.9

Total current liabilities	4,890.1	5,423.5

Long-term debt	7,607.7	6,423.5
Deferred income taxes	1,550.3	1,666.0
Other liabilities	1,744.8	1,643.2

Total liabilities	15,792.9	15,156.2

Redeemable interest	778.9	984.1

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,296.7	1,231.8
Retained earnings	11,990.8	11,787.2
Common stock in treasury, at cost, shares of 155.9 and 142.3	(6,055.6)	(5,219.4)
Accumulated other comprehensive loss	(2,310.7)	(1,340.3)

Total stockholders’ equity	4,996.7	6,534.8

Noncontrolling interests	396.0	470.6

Total equity	5,392.7	7,005.4

Total liabilities and equity	$21,964.5	$23,145.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity, and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest
Balance as of May 27, 2012	754.6	75.5	1,308.4	(106.1)	(3,177.0)	9,958.5	(1,743.7)	461.0	6,882.7	$847.8
Total comprehensive income						1,855.2	158.4	18.3	2,031.9	42.8
Cash dividends declared ($1.70 per share)						(1,111.1)			(1,111.1)
Shares purchased			(30.0)	(24.2)	(1,014.9)				(1,044.9)
Stock compensation plans (includes income tax benefits of $103.0)			(38.6)	16.5	504.7				466.1
Unearned compensation related to restricted stock unit awards			(80.5)						(80.5)
Earned compensation			100.4						100.4
Increase in redemption value of redeemable interest			(93.1)						(93.1)	93.1
Distributions to noncontrolling interest holders								(23.0)	(23.0)	(16.2)
Balance as of May 26, 2013	754.6	75.5	1,166.6	(113.8)	(3,687.2)	10,702.6	(1,585.3)	456.3	7,128.5	967.5
Total comprehensive income						1,824.4	245.0	24.9	2,094.3	70.0
Cash dividends declared ($1.17 per share)						(739.8)			(739.8)
Shares purchased			30.0	(35.6)	(1,775.3)				(1,745.3)
Stock compensation plans (includes income tax benefits of $69.3)			13.8	7.1	243.1				256.9
Unearned compensation related to restricted stock unit awards			(91.3)						(91.3)
Earned compensation			108.5						108.5
Decrease in redemption value of redeemable interest			4.2						4.2	(4.2)
Addition of noncontrolling interest								17.6	17.6
Distributions to noncontrolling interest holders								(28.2)	(28.2)	(49.2)
Balance as of May 25, 2014	754.6	75.5	1,231.8	(142.3)	(5,219.4)	11,787.2	(1,340.3)	470.6	7,005.4	984.1
Total comprehensive income (loss)						1,221.3	(970.4)	(70.0)	180.9	(122.9)
Cash dividends declared ($1.67 per share)						(1,017.7)			(1,017.7)
Shares purchased				(22.3)	(1,161.9)				(1,161.9)
Stock compensation plans (includes income tax benefits of $74.6)			(38.1)	8.7	325.7				287.6
Unearned compensation related to restricted stock unit awards			(80.8)						(80.8)
Earned compensation			111.1						111.1
Decrease in redemption value of redeemable interest			83.2						83.2	(83.2)
Addition of noncontrolling interest								20.7	20.7
Acquisition of interest in subsidiary			(10.5)					0.6	(9.9)
Distributions to redeemable and noncontrolling interest holders								(25.9)	(25.9)	0.9
Balance as of May 31, 2015	754.6	$ 75.5	$ 1,296.7	(155.9)	$(6,055.6)	$ 11,990.8	$(2,310.7)	$ 396.0	$ 5,392.7	$ 778.9

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2015	2014	2013
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,259.4	$1,861.3	$1,892.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	588.3	585.4	588.0
After-tax earnings from joint ventures	(84.3)	(89.6)	(98.8)
Distributions of earnings from joint ventures	72.6	90.5	115.7
Stock-based compensation	106.4	108.5	100.4
Deferred income taxes	25.3	172.5	81.8
Tax benefit on exercised options	(74.6)	(69.3)	(103.0)
Pension and other postretirement benefit plan contributions	(49.5)	(49.7)	(223.2)
Pension and other postretirement benefit plan costs	91.3	124.1	131.2
Divestiture (gain)	—	(65.5)	—
Restructuring, impairment, and other exit costs	531.1	(18.8)	(60.2)
Changes in current assets and liabilities, excluding the effects of acquisitions	214.7	(32.2)	471.1
Other, net	(137.9)	(76.2)	30.5

Net cash provided by operating activities	2,542.8	2,541.0	2,926.0

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(712.4)	(663.5)	(613.9)
Acquisitions, net of cash acquired	(822.3)	—	(898.0)
Investments in affiliates, net	(102.4)	(54.9)	(40.4)
Proceeds from disposal of land, buildings, and equipment	11.0	6.6	24.2
Proceeds from divestiture	—	121.6	—
Exchangeable note	27.9	29.3	16.2
Other, net	(4.0)	(0.9)	(3.5)

Net cash used by investing activities	(1,602.2)	(561.8)	(1,515.4)

Cash Flows - Financing Activities
Change in notes payable	(509.8)	572.9	(44.5)
Issuance of long-term debt	2,253.2	1,673.0	1,001.1
Payment of long-term debt	(1,145.8)	(1,444.8)	(542.3)
Proceeds from common stock issued on exercised options	163.7	108.1	300.8
Tax benefit on exercised options	74.6	69.3	103.0
Purchases of common stock for treasury	(1,161.9)	(1,745.3)	(1,044.9)
Dividends paid	(1,017.7)	(983.3)	(867.6)
Addition of noncontrolling interest	—	17.6	—
Distributions to noncontrolling and redeemable interest holders	(25.0)	(77.4)	(39.2)
Other, net	(16.1)	(14.2)	(6.6)

Net cash used by financing activities	(1,384.8)	(1,824.1)	(1,140.2)

Effect of exchange rate changes on cash and cash equivalents	(88.9)	(29.2)	(0.2)

Increase (decrease) in cash and cash equivalents	(533.1)	125.9	270.2
Cash and cash equivalents - beginning of year	867.3	741.4	471.2

Cash and cash equivalents - end of year	$334.2	$867.3	$741.4

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$6.8	$(41.0)	$(44.6)

Inventories	(24.2)	(88.3)	18.7
Prepaid expenses and other current assets	(50.5)	10.5	(64.3)
Accounts payable	145.8	191.5	263.6
Other current liabilities	136.8	(104.9)	297.7

Changes in current assets and liabilities	$214.7	$(32.2)	$471.1

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

Our fiscal year ends on the last Sunday in May. Fiscal year 2015 consisted of 53 weeks, while fiscal years 2014 and 2013 consisted of 52 weeks.

Change in Reporting Period

As part of a long-term plan to conform the fiscal year ends of all our operations, in fiscal 2013 we changed the reporting period of Europe and Australia within our International segment from an April fiscal year end to a May fiscal year end to match our fiscal calendar. Accordingly, in the year of change, our results included 13 months of results from the affected operations compared to 12 months in following fiscal years. The impact of these changes was not material to our consolidated results of operations. Our Yoplait SAS, Yoplait Marques SNC, Yoki Alimentos S.A. (Yoki), and India businesses remain on an April fiscal year end.

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

Land, Buildings, Equipment, and Depreciation

Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 to 50 years, and equipment, furniture, and software are usually depreciated over 3 to 10 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation and the resulting gains and losses, if any, are recognized in earnings. As of May 31, 2015, assets held for sale were insignificant.

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

Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Pillsbury, Totino’s, Progresso, Green Giant, Yoplait, Old El Paso, Yoki, Häagen-Dazs, and Annie’s brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs which included projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate.

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

Investments in Unconsolidated Joint Ventures

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

Redeemable Interest

We have a 51 percent controlling interest in Yoplait SAS, a consolidated entity. Sodiaal International (Sodiaal) holds the remaining 49 percent interest in Yoplait SAS. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value through a maximum term expiring December 2020. This put option requires us to classify Sodiaal’s interest as a redeemable interest outside of equity on our Consolidated Balance Sheets for as long as the put is exercisable by Sodiaal. When the put is no longer exercisable, the redeemable interest will be reclassified to noncontrolling interests on our Consolidated Balance Sheets. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. During the third quarter of fiscal 2015, we adjusted the redeemable interest’s redemption value based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long-range plan, capital spending, depreciation, taxes, foreign currency exchange rates, and a discount rate.

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

Foreign Currency Translation

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the period. Translation adjustments are reflected within accumulated other comprehensive loss (AOCI) in stockholders’ equity. Gains and losses from foreign currency transactions are included in net earnings for the period, except for gains and losses on investments in subsidiaries for which settlement is not planned for the foreseeable future and foreign exchange gains and losses on instruments designated as net investment hedges. These gains and losses are recorded in AOCI.

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

Use of Estimates

Preparing our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit and postemployment benefit plans. Actual results could differ from our estimates.

NOTE 3. ACQUISITION AND DIVESTITURE

On October 21, 2014, we acquired Annie’s, Inc. (Annie’s), a publicly traded food company headquartered in Berkeley, California, for an aggregate purchase price of $821.2 million, which we funded by issuing debt. We consolidated Annie’s into our Consolidated Balance Sheets and recorded goodwill of $589.8 million, an indefinite lived intangible asset for the Annie’s brand of $244.5 million, and a finite lived customer relationship asset of $23.9 million. The pro forma effects of this acquisition were not material.

During the fourth quarter of fiscal 2014, we sold certain grain elevators in our U.S. Retail segment for $124.0 million in cash and recorded a pre-tax gain of $65.5 million.

NOTE 4. RESTRUCTURING, IMPAIRMENT, AND OTHER EXIT COSTS

INTANGIBLE ASSET IMPAIRMENT

In fiscal 2015, we recorded a $260 million charge related to the impairment of our Green Giant brand intangible asset in restructuring, impairment, and other exit costs. See Note 6 for additional information.

RESTRUCTURING INITIATIVES

We view our restructuring activities as actions that help us meet our long-term growth targets. Activities we undertake must meet internal rate of return and net present value targets. Each restructuring action normally takes one to two years to complete. At completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. These activities result in various restructuring costs, including asset write-offs, exit charges including severance, contract termination fees, and decommissioning and other costs. Accelerated depreciation associated with restructured assets, as used in the context of our disclosures regarding restructuring activity, refers to the increase in depreciation expense caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under an approved restructuring plan. Any impairment of the asset is recognized immediately in the period the plan is approved.

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges recorded in fiscal 2015 related to these initiatives were as follows:

Expense, in Millions	Severance	Asset Write- offs	Pension Related	Accelerated Depreciation	Other	Total
Project Catalyst	$121.5	$12.3	$6.6	$—	$8.0	$148.4
Project Century	44.3	42.3	31.2	53.1	10.9	181.8
Combination of certain operational facilities	13.0	0.7	—	—	0.2	13.9
Charges associated with restructuring actions previously announced	(0.6)	—	—	—	—	(0.6)
Total	$178.2	$55.3	$37.8	$53.1	$19.1	$343.5

During the second quarter of fiscal 2015, we approved Project Catalyst, a restructuring plan to increase organizational effectiveness and reduce overhead expense. In connection with this project, we expect to eliminate approximately 800 positions primarily in the United States. We expect to incur approximately $148 million of net expenses relating to these actions of which approximately $118 million will be cash. These actions were largely completed in fiscal 2015.

Project Century (Century) is a review of our North American manufacturing and distribution network to streamline operations and identify potential capacity reductions. In addition to the actions taken at certain facilities described below, we incurred $17.2 million of restructuring charges in fiscal 2015 related to Century of which $6.0 million was cash.

As part of Century, we approved actions in the third quarter of fiscal 2015 to reduce our refrigerated dough capacity and exit our Midland, Ontario, Canada and New Albany, Indiana facilities, which support our U.S. Retail, International, and Convenience Stores and Foodservice supply chains. The Midland action will affect approximately 100 positions, and we expect to incur approximately $21 million of net expenses relating to this action, of which approximately $12 million will be cash. We recorded $6.5 million of restructuring charges relating to this action in fiscal 2015. The New Albany action will affect approximately 400 positions, and we expect to incur approximately $84 million of net expenses relating to this action of which approximately $44 million will be cash. We recorded

$51.3 million of restructuring charges relating to this action in fiscal 2015. We anticipate these actions will be completed by the end of fiscal 2018.

During the second quarter of fiscal 2015, we approved a restructuring plan to consolidate yogurt manufacturing capacity and exit our Methuen, Massachusetts facility in our U.S. Retail and Convenience Stores and Foodservice supply chains as part of Century. This action will affect approximately 250 positions. We recorded $43.6 million of restructuring charges in fiscal 2015. We expect to incur approximately $69 million of net expenses relating to this action of which approximately $18 million will be cash. We expect this action to be completed by the end of fiscal 2016.

Also as part of Century, during the second quarter of fiscal 2015, we approved a restructuring plan to eliminate excess cereal and dry mix capacity and exit our Lodi, California facility in our U.S. Retail supply chain. This action will affect approximately 430 positions. We recorded $63.2 million of restructuring charges in fiscal 2015. We expect to incur approximately $102 million of net expenses relating to this action of which approximately $41 million will be cash. We expect this action to be completed by the end of fiscal 2016.

During the first quarter of fiscal 2015, we approved a plan to combine certain Yoplait and General Mills operational facilities within our International segment to increase efficiencies and reduce costs. This action will affect approximately 240 positions. We recorded $13.9 million of restructuring charges in fiscal 2015. We expect to incur approximately $15 million of net expenses relating to this action and to make approximately $14 million in cash payments. We expect this action to be completed by the end of fiscal 2016.

In fiscal 2015, we paid $63.6 million in cash related to restructuring initiatives.

In addition to restructuring charges, we expect to incur approximately $65 million of additional project-related costs, which will be recorded in cost of sales, all of which will be cash. We recorded $13.2 million in cost of sales for project-related costs in fiscal 2015.

Subsequent to our fiscal 2015 year end, in the first quarter of fiscal 2016, we approved Project Compass, a restructuring plan designed to enable our International segment to accelerate long-term growth through increased organizational effectiveness and reduced administrative expense. In connection with this initiative, we expect to eliminate approximately 675 to 725 positions. We expect to record total restructuring charges of approximately $57 to $62 million, primarily reflecting one-time employee termination benefits, of which approximately $54 to $57 million will be recorded in the first quarter of fiscal 2016. We expect approximately $54 to $59 million of the total expense will result in future cash expenditures. These restructuring actions are expected to be completed by the end of fiscal 2017.

Restructuring charges and project-related costs are classified in our Consolidated Statements of Earnings as follows:

	Fiscal
In Millions	2015	2014	2013
Cost of sales	$59.6	$—	$—
Restructuring, impairment, and other exit costs	283.9	3.6	19.8
Total restructuring charges	343.5	3.6	19.8

Project-related costs classified in cost of sales	$13.2	$—	$—

In fiscal 2014, we recorded restructuring, impairment, and other exit costs pursuant to approved plans as follows:

Expense, in Millions
Charges associated with restructuring actions previously announced	$3.6
Total	$3.6

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

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 27, 2012	$83.1	$2.7	$0.1	$85.9
2013 charges, including foreign currency translation	10.6	—	—	10.6
Utilized in 2013	(74.2)	(2.7)	(0.1)	(77.0)
Reserve balance as of May 26, 2013	19.5	—	—	19.5
2014 charges, including foreign currency translation	6.4	—	—	6.4
Utilized in 2014	(22.4)	—	—	(22.4)
Reserve balance as of May 25, 2014	3.5	—	—	3.5
2015 charges, including foreign currency translation	176.4	0.6	8.1	185.1
Utilized in 2015	(61.3)	—	(6.5)	(67.8)
Reserve balance as of May 31, 2015	$118.6	$0.6	$1.6	$120.8

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

NOTE 5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

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

Results from our CPW and HDJ joint ventures are reported for the 12 months ended March 31.

Joint venture related balance sheet activity follows:

In Millions	May 31, 2015	May 25, 2014
Cumulative investments	$530.6	$507.5
Goodwill and other intangibles	465.1	563.2
Aggregate advances included in cumulative investments	390.3	332.0

Joint venture earnings and cash flow activity follows:

	Fiscal Year
In Millions	2015	2014	2013
Sales to joint ventures	$11.6	$12.1	$12.3
Net advances	102.4	54.9	36.7
Dividends received	72.6	90.5	115.7

Summary combined financial information for the joint ventures on a 100 percent basis follows:

	Fiscal Year
In Millions	2015	2014	2013
Net sales:
CPW	$1,894.5	$2,107.9	$2,132.2
HDJ	370.2	386.9	420.5
Total net sales	2,264.7	2,494.8	2,552.7

Gross margin	925.4	1,030.3	1,057.3
Earnings before income taxes	220.9	219.1	260.3
Earnings after income taxes	170.7	168.8	201.6

In Millions	May 31, 2015	May 25, 2014
Current assets	$800.1	$1,031.1
Noncurrent assets	962.1	1,129.8
Current liabilities	1,484.8	1,779.0
Noncurrent liabilities	118.2	110.3

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets are as follows:

In Millions	May 31, 2015	May 25, 2014
Goodwill	$8,874.9	$8,650.5
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,262.1	4,504.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	544.0	630.7
Less accumulated amortization	(129.1)	(120.5)
Intangible assets subject to amortization	414.9	510.2
Other intangible assets	4,677.0	5,014.3
Total	$13,551.9	$13,664.8

Based on the carrying value of finite-lived intangible assets as of May 31, 2015, amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

The changes in the carrying amount of goodwill for fiscal 2013, 2014, and 2015 are as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice	Joint Ventures	Total
Balance as of May 27, 2012	$5,813.2	$989.9	$921.1	$458.3	$8,182.5
Acquisitions	28.2	378.8	—	—	407.0
Other activity, primarily foreign currency translation	—	18.3	—	14.4	32.7
Balance as of May 26, 2013	5,841.4	1,387.0	921.1	472.7	8,622.2
Divestiture	(12.2)	—	—	—	(12.2)
Other activity, primarily foreign currency translation	—	15.0	—	25.5	40.5
Balance as of May 25, 2014	5,829.2	1,402.0	921.1	498.2	8,650.5
Acquisition	589.8	—	—	—	589.8
Other activity, primarily foreign currency translation	—	(268.7)	—	(96.7)	(365.4)
Balance as of May 31, 2015	$6,419.0	$1,133.3	$921.1	$401.5	$8,874.9

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

The changes in the carrying amount of other intangible assets for fiscal 2013, 2014, and 2015 are as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 27, 2012	$3,297.0	$1,344.1	$63.8	$4,704.9
Acquisitions	20.0	290.7	—	310.7
Other activity, primarily foreign currency translation	(4.6)	3.4	0.7	(0.5)
Balance as of May 26, 2013	3,312.4	1,638.2	64.5	5,015.1
Other activity, primarily foreign currency translation	(4.9)	3.6	0.5	(0.8)
Balance as of May 25, 2014	3,307.5	1,641.8	65.0	5,014.3
Acquisition	268.4	—	—	268.4
Impairment charge	(260.0)	—	—	(260.0)
Other activity, primarily foreign currency translation	(4.0)	(340.3)	(1.4)	(345.7)
Balance as of May 31, 2015	$3,311.9	$1,301.5	$63.6	$4,677.0

We performed our fiscal 2015 impairment assessment as of the first day of the third quarter of fiscal 2015. As of our assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values, except for the Mountain High, Uncle Toby’s, and Green Giant brands. As of the annual assessment date, excess fair value above the carrying value of these brand assets was as follows:

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Mountain High	$35.4	3%
Uncle Toby’s	$57.7	7%
Green Giant	$425.9	13%

At the end of the fourth quarter of fiscal 2015, we made a strategic decision to redirect certain resources supporting our Green Giant business in our U.S. Retail segment to other businesses within the segment. Therefore, future sales and profitability projections in our long-range plan for this business declined. As a result of this triggering event, and in connection with the preparation of this report, we performed an interim impairment assessment of the Green Giant brand intangible asset as of May 31, 2015, and determined that the fair value of the brand asset no longer exceeded the carrying value of the asset. Significant assumptions used in that assessment included our updated long- range cash flow projections for the Green Giant business, an updated royalty rate, a weighted-average cost of capital, and a tax rate. We recorded a $260 million impairment charge in restructuring, impairment, and other exit costs during the fourth quarter of fiscal 2015 related to this asset.

We will continue to monitor these businesses for potential impairment.

NOTE 7. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 31, 2015, and May 25, 2014, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Market Value		Gross Gains		Gross Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2015	2014	2015	2014	2015	2014	2015	2014
Available for sale:
Debt securities	$2.6	$318.6	$2.6	$318.8	$—	$0.2	$—	$—
Equity securities	1.8	1.8	8.3	7.2	6.5	5.4	—	—
Total	$4.4	$320.4	$10.9	$326.0	$6.5	$5.6	$—	$—

There were no realized gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in AOCI within stockholders’ equity.

Scheduled maturities of our marketable securities are as follows:

	Available for Sale
In Millions	Cost	Market Value
Under 1 year (current)	$2.5	$2.5
From 1 to 3 years	—	—
From 4 to 7 years	0.1	0.1
Equity securities	1.8	8.3
Total	$4.4	$10.9

As of May 31, 2015, cash and cash equivalents totaling $40.1 million were pledged as collateral for derivative contracts. As of May 31, 2015, $4.1 million of certain accounts receivable were pledged as collateral against a foreign uncommitted line of credit.

The fair value and carrying amounts of long-term debt, including the current portion, were $8,996.6 million and $8,608.1 million, respectively, as of May 31, 2015. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Unallocated corporate items for fiscal 2015, 2014 and 2013 included:

	Fiscal Year
In Millions	2015	2014	2013
Net loss on mark-to-market valuation of commodity positions	$(163.7)	$(4.9)	$(7.6)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	84.4	51.2	13.7
Net mark-to-market revaluation of certain grain inventories	(10.4)	2.2	(1.7)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(89.7)	$48.5	$4.4

As of May 31, 2015, the net notional value of commodity derivatives was $384.0 million, of which $214.7 million related to agricultural inputs and $169.3 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2015, 2014, and 2013.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was a $1.6 million gain in fiscal 2015 and less than $1 million in fiscal 2014 and 2013.

In advance of planned debt financing, we entered into €600.0 million of forward starting swaps with an average fixed rate of 0.5 percent. All of these forward starting swaps were cash settled for $6.5 million during the fourth quarter of fiscal 2015, coincident with the issuance of our €500 million 8-year fixed-rate notes and €400 million 12-year fixed-rate notes.

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

As of May 31, 2015, the pre-tax amount of cash-settled interest rate hedge gain or loss remaining in AOCI which will be reclassified to earnings over the remaining term of the related underlying debt follows:

In Millions	Gain/(Loss)
5.7% notes due February 15, 2017	$(3.8)
5.65% notes due February 15, 2019	1.8
3.15% notes due December 15, 2021	(64.7)
1.0% notes due April 27, 2023	(1.9)
3.65% notes due February 15, 2024	15.5
1.5% notes due April 27, 2027	(3.9)
5.4% notes due June 15, 2040	(14.0)
4.15% notes due February 15, 2043	10.9
Net pre-tax hedge loss in AOCI	$(60.1)

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate derivatives. Average floating rates are based on rates as of the end of the reporting period.

In Millions	May 31, 2015	May 25, 2014
Pay-floating swaps - notional amount	$1,250.0	$250.0
Average receive rate	1.6%	0.9%
Average pay rate	0.7%	0.5%

The swap contracts mature at various dates from fiscal 2016 to 2020 as follows:

In Millions	Pay Floating
2016	$250.0
2017	—
2018	500.0
2019	—
2020	500.0
Total	$1,250.0

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in the Consolidated Balance Sheets to the net fair values that could be reported in the Consolidated Balance Sheets:

	May 31, 2015
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)

Commodity contracts	$10.1	$ —	$10.1	$(1.3)	$ —	$8.8	$(59.4)	$ —	$(59.4)	$1.3	$40.1	$(18.0)

Interest rate contracts	4.0	—	4.0	—	—	4.0	—	—	—	—	—	—

Foreign exchange contracts	25.9	—	25.9	(12.5)	—	13.4	(65.3)	—	(65.3)	12.5	—	(52.8)
Total	$40.0	$ —	$40.0	$(13.8)	$ —	$26.2	$(124.7)	$ —	$(124.7)	$13.8	$40.1	$(70.8)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.
(b)	Net fair value as recorded in the Consolidated Balance Sheets.
(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.
(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.
(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

	May 25, 2014
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$19.1	$ —	$19.1	$(3.4)	$ —	$15.7	$(4.0)	$ —	$(4.0)	$3.4	$ —	$(0.6)
Interest rate contracts	0.7	—	0.7	—	—	0.7	—	—	—	—	—	—
Foreign exchange contracts	10.5	—	10.5	(8.0)	—	2.5	(19.1)	—	(19.1)	8.0	—	(11.1)
Total	$30.3	$ —	$30.3	$(11.4)	$ —	$18.9	$(23.1)	$ —	$(23.1)	$11.4	$ —	$(11.7)

(a)	Includes related collateral offset in the Consolidated Balance Sheets.
(b)	Net fair value as recorded in the Consolidated Balance Sheets.
(c)	Fair value of assets that could be reported net in the Consolidated Balance Sheets.
(d)	Fair value of liabilities that could be reported net in the Consolidated Balance Sheets.
(e)	Fair value of assets and liabilities reported on a gross basis in the Consolidated Balance Sheets.

FOREIGN EXCHANGE RISK

Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, intercompany loans, product shipments, and foreign-denominated debt. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Mexican peso, and Swiss franc. We mainly use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-denominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency of the entity with foreign exchange exposure; the gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months forward.

As of May 31, 2015, the net notional value of foreign exchange derivatives was $1,448.5 million. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2015, 2014, and 2013.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. During the fourth quarter of fiscal 2015, we entered into a net investment hedge for a portion of our net investment in foreign operations denominated in euros by issuing €900.0 million of euro-denominated bonds. During the second quarter of fiscal 2014, we entered into a net investment hedge for a portion of our net investment in foreign operations denominated in euros by issuing €500.0 million of euro-denominated bonds. As of May 31, 2015, we had deferred net foreign currency transaction gains of $10.7 million in AOCI associated with hedging activity.

Venezuela is a highly inflationary economy and we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In February

2014, the Venezuelan government established a new foreign exchange market mechanism (SICAD 2) and at that time indicated that it would be the market through which U.S. dollars would be obtained for the remittance of dividends. On February 12, 2015, the Venezuelan government replaced SICAD 2 with a new foreign exchange market mechanism (SIMADI). We expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In fiscal 2015, we recorded an $8.0 million foreign exchange loss in unallocated corporate items resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary at the SIMADI rate of 199 bolivars per U.S. dollar. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. As of May 31, 2015, we had $0.3 million of non-U.S. dollar cash balances in Venezuela.

EQUITY INSTRUMENTS

Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of May 31, 2015, the net notional amount of our equity swaps was $124.2 million. These swap contracts mature in fiscal 2016.

FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of May 31, 2015 and May 25, 2014, were as follows:

	May 31, 2015				May 31, 2015
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$4.0	$—	$4.0	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	25.5	—	25.5	—	(23.3)	—	(23.3)
Total	—	29.5	—	29.5	—	(23.3)	—	(23.3)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	0.4	—	0.4	—	(42.0)	—	(42.0)
Commodity contracts (c) (e)	7.2	2.9	—	10.1	—	(59.4)	—	(59.4)
Grain contracts (c) (e)	—	3.3	—	3.3	—	(7.8)	—	(7.8)
Total	7.2	6.6	—	13.8	—	(109.2)	—	(109.2)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	8.3	2.6	—	10.9	—	—	—	—
Long-lived assets (g)	—	37.8	—	37.8	—	—	—	—
Indefinite-lived intangible asset (h)	—	—	154.3	154.3	—	—	—	—
Total	8.3	40.4	154.3	203.0	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$15.5	$76.5	$154.3	$246.3	$—	$(132.5)	$—	$(132.5)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.
(g)	We recorded $30.3 million in non-cash impairment charges in fiscal 2015 to write down certain long-lived assets to their fair value. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a carrying value of $68.1 million and were associated with the restructuring actions described in Note 4.
(h)	We recorded a $260.0 million non-cash impairment charge in fiscal 2015 to write down our Green Giant brand asset to its fair value of $154.3 million. This asset had a carrying value of $414.3 million. See Note 6 for additional information.

	May 25, 2014				May 25, 2014
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$ —	$ 0.7	$ —	$ 0.7	$ —	$ —	$ —	$ —
Foreign exchange contracts (c) (d)	—	9.9	—	9.9	—	(12.6)	—	(12.6)
Total	—	10.6	—	10.6	—	(12.6)	—	(12.6)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	0.6	—	0.6	—	(6.5)	—	(6.5)
Commodity contracts (c) (e)	11.1	8.0	—	19.1	—	(4.0)	—	(4.0)
Grain contracts (c) (e)	—	7.5	—	7.5	—	(4.9)	—	(4.9)
Total	11.1	16.1	—	27.2	—	(15.4)	—	(15.4)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	7.2	318.8	—	326.0	—	—	—	—
Total	7.2	318.8	—	326.0	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$18.3	$345.5	$ —	$363.8	$ —	$(28.0)	$ —	$(28.0)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the fiscal years ended May 31, 2015, and May 25, 2014, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$(5.9)	$10.6	$13.3	$0.6	$—	$—	$—	$—	$7.4	$11.2
Amount of net gain (loss) reclassified from AOCI into earnings (a) (b)	(10.6)	(11.7)	5.0	16.4	—	—	—	—	(5.6)	4.7
Amount of net gain (loss) recognized in earnings (c)	(0.6)	—	0.1	(0.1)	—	—	—	—	(0.5)	(0.1)
Derivatives in Fair Value Hedging Relationships:
Amount of net gain recognized in earnings (d)	1.6	0.2	—	—	—	—	—	—	1.6	0.2
Derivatives in Net Investment Hedging Relationships:
Amount of loss recognized in OCI (a)	—	—	(6.9)	—	—	—	—	—	(6.9)	—
Derivatives Not Designated as Hedging Instruments:
Amount of net gain (loss) recognized in earnings (d)	—	—	(54.3)	(20.0)	9.6	9.8	(163.7)	(4.9)	(208.4)	(15.1)

(a)	Effective portion.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.
(d)	Gain recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS

As of May 31, 2015, the after-tax amounts of unrealized gains and losses in AOCI related to hedge derivatives follows:

In Millions	After-Tax Gain/(Loss)
Unrealized losses from interest rate cash flow hedges	$(36.5)
Unrealized gains from foreign currency cash flow hedges	7.7
After-tax loss in AOCI related to hedge derivatives	$(28.8)

The net amount of pre-tax gains and losses in AOCI as of May 31, 2015, that we expect to be reclassified into net earnings within the next 12 months is $2.3 million of gain.

CREDIT-RISK-RELATED CONTINGENT FEATURES

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 31, 2015, was $81.5 million. We have posted $25.0 million of collateral under these contracts. If the credit-risk-related contingent features underlying these agreements had been triggered on May 31, 2015, we would have been required to post $56.5 million of collateral to counterparties.

CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK

During fiscal 2015, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 21 percent of our consolidated net sales and 30 percent of our net sales in the U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. Wal-Mart also represented 7 percent of our net sales in the International segment and 9 percent of our net sales in the Convenience Stores and Foodservice segment. As of May 31, 2015, Wal-Mart accounted for 29 percent of our U.S. Retail receivables, 6 percent of our International receivables, and 9 percent of our Convenience Stores and Foodservice receivables. The five largest customers in our U.S. Retail segment accounted for 54 percent of its fiscal 2015 net sales, the five largest customers in our International segment accounted for 24 percent of its fiscal 2015 net sales, and the five largest customers in our Convenience Stores and Foodservice segment accounted for 44 percent of its fiscal 2015 net sales.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $16.7 million against which we do not hold collateral. Under the terms of our swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of May 31, 2015, $448.6 million of our total accounts payable is payable to suppliers who utilize this third party service.

NOTE 8. DEBT

Notes Payable

The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 31, 2015		May 25, 2014
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$432.0	0.3%	$1,007.6	0.2%
Financial institutions	183.8	9.5	104.1	12.1
Total	$615.8	3.0%	$1,111.7	1.3%

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have uncommitted and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 31, 2015:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$ —
May 2019	1.0	—
June 2019	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.5	0.1
Total committed and uncommitted credit facilities	$3.4	$0.2

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

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of May 31, 2015.

Long-Term Debt

In April 2015, we issued €500.0 million principal amount of 1.0 percent fixed-rate notes due April 27, 2023 and €400.0 million principal amount of 1.5 percent fixed-rate notes due April 27, 2027. Interest on the notes is payable annually in arrears. The notes due April 27, 2023 may be redeemed in whole, or in part, at our option at any time prior to January 27, 2023 for a specified make whole amount and any time on or after that date at par. The notes due April 27, 2027 may be redeemed in whole, or in part, at our option at any time prior to January 27, 2027 for a specified make whole amount and any time on or after that date at par. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used for general corporate purposes and to reduce our commercial paper borrowings.

In March 2015, we repaid $750.0 million of 5.2 percent notes.

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

In June 2014, we repaid €290.0 million of floating-rate notes.

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

In August 2013, we repaid $700.0 million of 5.25 percent notes.

A summary of our long-term debt is as follows:

In Millions	May 31, 2015	May 25, 2014
5.65% notes due February 15, 2019	$1,150.0	$1,150.0
5.7% notes due February 15, 2017	1,000.0	1,000.0
3.15% notes due December 15, 2021	1,000.0	1,000.0
5.2% notes due March 17, 2015	—	750.0
Euro-denominated 2.1% notes due November 16, 2020	549.4	681.5
Euro-denominated 1.0% notes due April 27, 2023	549.4	—
1.4% notes due October 20, 2017	500.0	—
5.4% notes due June 15, 2040	500.0	500.0
4.15% notes due February 15, 2043	500.0	500.0
3.65% notes due February 15, 2024	500.0	500.0
2.2% notes due October 21, 2019	500.0	—
Floating-rate notes due January 29, 2016	500.0	500.0
Euro-denominated 1.5% notes due April 27, 2027	439.5	—
Floating-rate notes due December 15, 2014	—	395.3
0.875% notes due January 29, 2016	250.0	250.0
Floating-rate notes due January 28, 2016	250.0	250.0
Euro-denominated 2.2% notes due June 24, 2021	219.7	—
Medium-term notes, 0.02% to 6.44%, due fiscal 2017 or later	204.2	204.2
Other, including capital leases	(4.1)	(6.9)
	8,608.1	7,674.1
Less amount due within one year	(1,000.4)	(1,250.6)
Total long-term debt	$7,607.7	$6,423.5

Principal payments due on long-term debt in the next five years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are $1,000.4 million in fiscal 2016, $1,103.4 million in fiscal 2017, $604.5 million in fiscal 2018, $1,150.2 million in fiscal 2019, and $500.1 million in fiscal 2020.

Certain of our long-term debt agreements contain restrictive covenants. As of May 31, 2015, we were in compliance with all of these covenants.

As of May 31, 2015, the $60.1 million pre-tax loss recorded in AOCI associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from AOCI to net interest in fiscal 2016 is a $10.6 million pre-tax loss.

NOTE 9. REDEEMABLE AND NONCONTROLLING INTERESTS

Our principal redeemable and noncontrolling interests relate to our Yoplait SAS, Yoplait Marques SNC, Liberté Marques Sàrl, and General Mills Cereals, LLC (GMC) subsidiaries. In addition, we have six foreign subsidiaries that have noncontrolling interests totaling $8.2 million as of May 31, 2015.

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement. As of May 31, 2015, the redemption value of the euro-denominated redeemable interest was $778.9 million.

In addition, a subsidiary of Yoplait SAS has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $271.3 million for fiscal 2015 and $311.2 million for fiscal 2014.

On the acquisition dates, we recorded the $281.4 million fair value of Sodiaal’s 50 percent euro-denominated interest in Yoplait Marques SNC and 50 percent Canadian dollar-denominated interest in Liberté Marques Sàrl as noncontrolling interests on our Consolidated Balance Sheets. Yoplait Marques SNC earns a royalty stream through a licensing agreement with Yoplait SAS for the rights to Yoplait and related trademarks. Liberté Marques Sàrl earns a royalty stream through licensing agreements with certain Yoplait group companies for the rights to Liberté and related trademarks. These entities pay dividends annually based on their available cash as of their fiscal year end.

During fiscal 2015, we paid $17.7 million of dividends to Sodiaal under the terms of the Yoplait SAS and Yoplait Marques SNC shareholder agreements.

The holder of the GMC Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $251.5 million). In fiscal 2015, the floating preferred return rate was equal to the sum of three-month LIBOR plus 110 basis points. The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction. On June 1, 2015, subsequent to our year-end, the floating preferred return rate on GMC’s Class A interests was reset to the sum of three-month LIBOR plus 125 basis points.

For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of our non-wholly owned subsidiaries are included in our Consolidated Financial Statements. The third-party investor’s share of the net earnings of these subsidiaries is reflected in net earnings attributable to redeemable and noncontrolling interests in the Consolidated Statements of Earnings.

Our noncontrolling interests contain restrictive covenants. As of May 31, 2015, we were in compliance with all of these covenants.

NOTE 10. STOCKHOLDERS’ EQUITY

Cumulative preference stock of 5.0 million shares, without par value, is authorized but unissued.

On May 6, 2014, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock. Purchases under the authorization can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The authorization has no specified termination date.

During fiscal 2015, we repurchased 22.3 million shares of common stock for an aggregate purchase price of $1,161.9 million. During fiscal 2014, we repurchased 35.6 million shares of common stock for an aggregate purchase price of $1,774.4 million. During fiscal 2013, we repurchased 24.2 million shares of common stock for an aggregate purchase price of $1,014.9 million.

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

The following table provides details of total comprehensive income:

	Fiscal 2015
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,221.3	$ 8.2	$ 29.9
Other comprehensive income (loss):
Foreign currency translation	$(727.9)	$—	(727.9)	(78.2)	(151.8)
Net actuarial loss	(561.1)	202.7	(358.4)	—	—
Other fair value changes:
Securities	1.3	(0.5)	0.8	—	—
Hedge derivatives	13.6	(4.8)	8.8	—	(4.7)
Reclassification to earnings:
Hedge derivatives (a)	0.7	0.5	1.2	—	3.7
Amortization of losses and prior service costs (b)	170.2	(65.1)	105.1	—	—
Other comprehensive loss	(1,103.2)	132.8	(970.4)	(78.2)	(152.8)
Total comprehensive income (loss)			$250.9	$(70.0)	$(122.9)

(a)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expense.

	Fiscal 2014
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,824.4	$ 5.8	$31.1
Other comprehensive income (loss):
Foreign currency translation	$(71.8)	$—	(71.8)	19.1	41.4
Net actuarial income	327.2	(121.2)	206.0	—	—
Other fair value changes:
Securities	0.5	(0.2)	0.3	—	—
Hedge derivatives	14.4	(7.0)	7.4	—	(2.4)
Reclassification to earnings:
Hedge derivatives (a)	(4.7)	0.2	(4.5)	—	(0.1)
Amortization of losses and prior service costs (b)	172.7	(65.1)	107.6	—	—
Other comprehensive income	438.3	(193.3)	245.0	19.1	38.9
Total comprehensive income			$2,069.4	$24.9	$70.0

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expense.

	Fiscal 2013
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,855.2	$ 8.0	$29.3
Other comprehensive income (loss):
Foreign currency translation	$(19.8)	$—	(19.8)	10.3	10.3
Net actuarial income	76.3	(31.3)	45.0	—	—
Other fair value changes:
Securities	1.2	(0.4)	0.8	—	—
Hedge derivatives	33.5	(10.4)	23.1	—	1.5
Reclassification to earnings:
Hedge derivatives (a)	15.0	(4.5)	10.5	—	1.7
Amortization of losses and prior service costs (b)	159.9	(61.1)	98.8	—	—
Other comprehensive income	266.1	(107.7)	158.4	10.3	13.5
Total comprehensive income			$2,013.6	$18.3	$42.8

(a)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expense.

In fiscal 2015, 2014, and 2013, except for reclassifications to earnings, changes in other comprehensive income (loss) were primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	May 31, 2015	May 25, 2014
Foreign currency translation adjustments	$(536.6)	$191.3
Unrealized gain (loss) from:
Securities	3.7	2.9
Hedge derivatives	(28.8)	(38.8)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,756.1)	(1,469.2)
Prior service credits (costs)	7.1	(26.5)
Accumulated other comprehensive loss	$(2,310.7)	$(1,340.3)

NOTE 11. STOCK PLANS

We use broad-based stock plans to help ensure that management’s interests are aligned with those of our stockholders. As of May 31, 2015, a total of 27.1 million shares were available for grant in the form of stock options, restricted stock, restricted stock units, and shares of unrestricted stock under the 2011 Stock Compensation Plan (2011 Plan) and the 2011 Compensation Plan for Non-Employee Directors. The 2011 Plan also provides for the issuance of cash-settled share-based units, stock appreciation rights, and performance based stock awards. Stock-based awards now outstanding include some granted under the 2001, 2005, 2006, 2007, and 2009 stock plans, under which no further awards may be granted. The stock plans provide for accelerated vesting of awards upon retirement, termination, or death of eligible employees and directors.

Stock Options

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2015	2014	2013
Estimated fair values of stock options granted	$ 7.22	$ 6.03	$ 3.65
Assumptions:
Risk-free interest rate	2.6%	2.6%	1.6%
Expected term	8.5 years	9.0 years	9.0 years
Expected volatility	17.5%	17.4%	17.3%
Dividend yield	3.1%	3.1%	3.5%

The valuation of stock options is a significant accounting estimate that requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. We estimate the fair value of each option on the grant date using a Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility.

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

Information on stock option activity follows:

	Options Exercisable (Thousands)	Weighted- Average Exercise Price Per Share	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share
Balance as of May 27, 2012	39,564.9	$25.27	60,942.7	$27.96
Granted			3,407.7	38.15
Exercised			(16,534.6)	23.49
Forfeited or expired			(143.7)	34.06
Balance as of May 26, 2013	29,290.3	27.69	47,672.1	30.22
Granted			2,789.8	48.33
Exercised			(6,181.3)	24.78
Forfeited or expired			(111.6)	38.74
Balance as of May 25, 2014	29,452.8	28.37	44,169.0	32.10
Granted			2,253.1	53.70
Exercised			(7,297.2)	26.68
Forfeited or expired			(47.7)	43.73
Balance as of May 31, 2015	26,991.5	$30.44	39,077.2	$34.35

Stock-based compensation expense related to stock option awards was $18.1 million in fiscal 2015, $18.2 million in fiscal 2014, and $17.5 million in fiscal 2013. Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs for fiscal 2015.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year
In Millions	2015	2014	2013
Net cash proceeds	$163.7	$108.1	$300.8
Intrinsic value of options exercised	$201.9	$166.6	$297.2

Restricted Stock, Restricted Stock Units, and Performance Share Units

Stock and units settled in stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2011 Plan. Restricted stock and restricted stock units generally vest and become unrestricted four years after the date of grant. Performance share units are earned based on our future achievement of three-year goals for average organic net sales growth and cumulative free cash flow. Performance share units are subject to a four year vesting period and will be settled with common stock one year following the completion of the three-year performance period. The sale or transfer of these awards is restricted during the vesting period. Participants holding restricted stock, but not restricted stock units or performance share units, are entitled to vote on matters submitted to holders of common stock for a vote. These awards accumulate dividends from the date of grant, but participants only receive payment if the awards vest.

Information on restricted stock unit, performance share units, and cash-settled share-based units activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Cash-Settled Share-Based Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 25, 2014	7,893.7	$40.81	249.5	$25.67	822.8	$36.52
Granted	1,658.7	53.44	49.5	53.70	—	—
Vested	(2,978.7)	35.19	(55.7)	37.68	(822.1)	37.40
Forfeited, expired, or reclassified	(338.1)	46.13	(6.3)	45.41	(0.7)	37.40
Non-vested as of May 31, 2015	6,235.6	$46.44	237.0	$44.84	—	$ —

	Fiscal Year
	2015	2014	2013
Number of units granted (thousands)	1,708.2	2,144.1	2,404.9
Weighted average price per unit	$53.45	$48.49	$38.41

The total grant-date fair value of restricted stock unit awards that vested during fiscal 2015 was $133.7 million, and $104.6 million vested during fiscal 2014.

As of May 31, 2015, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $101.9 million. This expense will be recognized over 17 months, on average.

Stock-based compensation expense related to restricted stock units, performance share units, and cash-settled share-based payment awards was $96.6 million for fiscal 2015, $107.0 million for fiscal 2014, and $128.9 million for fiscal 2013. Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs for fiscal 2015.

NOTE 12. EARNINGS PER SHARE

Basic and diluted EPS were calculated using the following:

	Fiscal Year
In Millions, Except per Share Data	2015	2014	2013
Net earnings attributable to General Mills	$1,221.3	$1,824.4	$1,855.2

Average number of common shares—basic EPS	603.3	628.6	648.6
Incremental share effect from: (a)
Stock options	11.3	12.3	12.0
Restricted stock, restricted stock units, and other	4.2	4.8	5.0
Average number of common shares—diluted EPS	618.8	645.7	665.6
Earnings per share—basic	$2.02	$2.90	$2.86
Earnings per share—diluted	$1.97	$2.83	$2.79

(a)	Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2015	2014	2013
Anti-dilutive stock options, restricted stock units, and performance share units	2.1	1.7	0.6

NOTE 13. RETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

Defined Benefit Pension Plans

We have defined benefit pension plans covering many employees in the United States, Canada, France, and the United Kingdom. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made no voluntary contributions to our principal U.S. plans in fiscal 2015 and 2014, and made a $200.0 million voluntary contribution in fiscal 2013. We do not expect to be required to make any contributions in fiscal 2016. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control. In fiscal 2012, we announced changes to our U.S. defined benefit pension plans. All new salaried employees hired on or after June 1, 2013 are eligible for a new retirement program that does not include a defined benefit pension plan. Current salaried employees remain in the existing defined benefit pension plan with adjustments to benefits.

Other Postretirement Benefit Plans

We also sponsor plans that provide health care benefits to many of our retirees in the United States, Canada, and Brazil. The United States salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We made $24.0 million in voluntary contributions to these plans in fiscal 2015 and $24.0 million in voluntary contributions to these plans in fiscal 2014.

Health Care Cost Trend Rates

Assumed health care cost trends are as follows:

	Fiscal Year
	2015	2014
Health care cost trend rate for next year	6.5% and 7.3%	6.5% and 7.3%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2025

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 7.3 percent for retirees age 65 and over and 6.5 percent for retirees under age 65 at the end of fiscal 2015. Rates are graded down annually until the ultimate trend rate of 5.0 percent is reached in 2025 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease
Effect on the aggregate of the service and interest cost components in fiscal 2016	$ 3.7	$ (3.2)
Effect on the other postretirement accumulated benefit obligation as of May 31, 2015	77.1	(68.9)

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

We use our fiscal year end as the measurement date for our defined benefit pension and other postretirement benefit plans.

Summarized financial information about defined benefit pension, other postretirement benefit, and postemployment benefit plans is presented below:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2015	2014	2015	2014	2015	2014
Change in Plan Assets:
Fair value at beginning of year	$5,611.8	$5,066.1	$517.3	$436.9
Actual return on assets	373.6	740.2	44.0	59.1
Employer contributions	24.1	25.6	24.1	24.1
Plan participant contributions	10.3	6.7	13.6	13.5
Benefits payments	(244.9)	(231.4)	(16.2)	(16.3)
Foreign currency	(16.4)	4.6	—	—

Fair value at end of year	$5,758.5	$5,611.8	$582.8	$517.3

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$5,618.0	$5,381.4	$1,074.8	$1,148.2	$145.3	$145.4
Service cost	137.0	133.0	22.4	22.7	7.5	7.7
Interest cost	249.2	239.5	46.9	50.5	4.3	4.1
Plan amendment	1.9	17.8	(42.4)	18.2	—	—
Curtailment/other	19.9	—	3.4	(2.9)	9.5	3.7
Plan participant contributions	10.3	6.7	13.6	13.5	—	—
Medicare Part D reimbursements	—	—	3.2	4.3	—	—
Actuarial loss (gain)	479.7	67.6	23.5	(119.4)	(0.4)	1.8
Benefits payments	(245.5)	(231.6)	(62.8)	(59.3)	(19.1)	(17.2)
Foreign currency	(18.4)	3.6	(3.0)	(1.0)	(0.5)	(0.2)
Projected benefit obligation at end of year	$6,252.1	$5,618.0	$1,079.6	$1,074.8	$146.6	$145.3
Plan assets less than benefit obligation as of fiscal year end	$(493.6)	$(6.2)	$(496.8)	$(557.5)	$(146.6)	$(145.3)

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. On October 27, 2014, the Society of Actuaries published RP-2014 Mortality Tables and Mortality Improvement Scale MP-2014, which both reflect improved longevity. We adopted the change to the mortality assumptions to remeasure our defined benefit pension plans and other postretirement benefit plans obligations, which increased the total of these obligations by $436.7 million.

The accumulated benefit obligation for all defined benefit pension plans was $5,750.4 million as of May 31, 2015, and $5,093.1 million as of May 25, 2014.

Amounts recognized in AOCI as of May 31, 2015, and May 25, 2014, are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2015	2014	2015	2014	2015	2014	2015	2014
Net actuarial loss	$(1,674.9)	$(1,389.2)	$(72.2)	$(70.2)	$(9.0)	$(9.8)	$(1,756.1)	$(1,469.2)
Prior service (costs) credits	(13.8)	(26.1)	23.8	4.0	(2.9)	(4.4)	7.1	(26.5)
Amounts recorded in accumulated other comprehensive loss	$(1,688.7)	$(1,415.3)	$(48.4)	$(66.2)	$(11.9)	$(14.2)	$(1,749.0)	$(1,495.7)

Plans with accumulated benefit obligations in excess of plan assets are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2015	2014	2015	2014	2015	2014
Projected benefit obligation	$512.3	$433.1	$—	$—	$—	$—
Accumulated benefit obligation	440.6	375.6	1,074.8	1,070.0	143.5	145.3
Plan assets at fair value	—	—	582.8	517.3	—	—

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$137.0	$133.0	$124.4	$22.4	$22.7	$21.6	$7.5	$7.7	$7.8
Interest cost	249.2	239.5	237.3	46.9	50.5	52.1	4.3	4.1	4.4
Expected return on plan assets	(476.4)	(455.6)	(428.0)	(40.2)	(34.6)	(32.1)	—	—	—
Amortization of losses	141.7	151.0	136.0	4.9	15.4	17.1	0.7	0.6	2.1
Amortization of prior service costs (credits)	7.4	5.6	6.2	(1.6)	(3.4)	(3.4)	2.4	2.4	1.9
Other adjustments	15.1	—	—	3.3	—	—	9.5	3.7	11.4
Settlement or curtailment losses	18.0	—	—	1.3	(2.9)	—	—	—	—
Net expense	$92.0	$73.5	$75.9	$37.0	$47.7	$55.3	$24.4	$18.5	$27.6

We expect to recognize the following amounts in net periodic benefit expense in fiscal 2016:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Amortization of losses	$189.9	$ 6.7	$0.7
Amortization of prior service costs (credits)	4.7	(5.4)	2.4

Assumptions

Weighted-average assumptions used to determine fiscal year-end benefit obligations are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2015	2014	2015	2014	2015	2014
Discount rate	4.38%	4.54%	4.20%	4.51%	3.55%	3.82%
Rate of salary increases	4.09	4.44	—	—	4.36	4.44

Weighted-average assumptions used to determine fiscal year net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.54%	4.54%	4.85%	4.51%	4.52%	4.70%	3.82%	3.70%	3.86%
Rate of salary increases	4.44	4.44	4.44	—	—	—	4.44	4.44	4.45
Expected long-term rate of return on plan assets	8.53	8.53	8.53	8.13	8.11	8.13	—	—	—

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

Fair Value of Plan Assets

The fair values of our pension and postretirement benefit plans’ assets and their respective levels in the fair value hierarchy at May 31, 2015 and May 25, 2014, by asset category were as follows:

	May 31, 2015				May 25, 2014
In Millions	Level 1	Level 2	Level 3	Total Assets	Level 1	Level 2	Level 3	Total Assets
Fair value measurement of pension plan assets:
Equity (a)	$1,634.4	$1,010.3	$542.9	$3,187.6	$1,305.4	$793.9	$568.2	$2,667.5
Fixed income (b)	486.3	1,158.5	—	1,644.8	586.3	1,347.7	—	1,934.0
Real asset investments (c)	124.3	116.7	498.1	739.1	98.2	128.3	602.9	829.4
Other investments (d)	—	—	0.4	0.4	—	—	0.3	0.3
Cash and accruals	186.6	—	—	186.6	180.6	—	—	180.6
Total fair value measurement of pension plan assets	$2,431.6	$2,285.5	$1,041.4	$5,758.5	$2,170.5	$2,269.9	$1,171.4	$5,611.8

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$134.0	$120.6	$23.7	$278.3	$86.6	$129.1	$21.1	$236.8
Fixed income (b)	14.0	73.7	—	87.7	18.5	65.8	—	84.3
Real asset investments (c)	0.2	25.7	16.6	42.5	—	19.3	17.9	37.2
Other investments (d)	—	168.9	—	168.9	—	152.4	—	152.4
Cash and accruals	5.4	—	—	5.4	6.6	—	—	6.6
Fair value measurement of postretirement benefit plan assets	$153.6	$388.9	$40.3	$582.8	$111.7	$366.6	$39.0	$517.3

(a)	Primarily publicly traded common stock and private equity partnerships for purposes of total return and to maintain equity exposure consistent with policy allocations. Investments include: United States and international equity securities, mutual funds, and equity futures valued at closing prices from national exchanges; and commingled funds, privately held securities, and private equity partnerships valued at unit values or net asset values provided by the investment managers, which are based on the fair value of the underlying investments. Various methods are used to determine fair values and may include the cost of the investment, most recent financing, and expected cash flows. For some of these investments, realization of the estimated fair value is dependent upon transactions between willing sellers and buyers.
(b)	Primarily government and corporate debt securities for purposes of total return and managing fixed income exposure to policy allocations. Investments include: fixed income securities and bond futures generally valued at closing prices from national exchanges, fixed income pricing models, and independent financial analysts; and fixed income commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.
(c)	Publicly traded common stock and limited partnerships in the energy and real estate sectors for purposes of total return. Investments include: energy and real estate securities generally valued at closing prices from national exchanges; and commingled funds, private securities, and limited partnerships valued at unit values or net asset values provided by the investment managers, which are generally based on the fair value of the underlying investments.
(d)	Global balanced fund of equity, fixed income, and real estate securities for purposes of meeting Canadian pension plan asset allocation policies, and insurance and annuity contracts to provide a stable stream of income for retirees and to fund postretirement medical benefits. Fair values are derived from unit values provided by the investment managers, which are generally based on the fair value of the underlying investments and contract fair values from the providers.

The following table is a roll forward of the Level 3 investments of our pension and postretirement benefit plans’ assets during the years ended May 31, 2015 and May 25, 2014:

	Fiscal 2015
In Millions	Balance as of May 25, 2014	Net Transfers Out	Net Purchases, Sales Issuances, and Settlements	Net Gain (Loss)	Balance as of May 31, 2015
Pension benefit plan assets:
Equity	$ 568.2	$ —	$(61.0)	$35.7	$ 542.9
Real asset investments	602.9	—	(18.2)	(86.6)	498.1
Other investments	0.3	—	0.2	(0.1)	0.4
Fair value activity of level 3 pension plan assets	$1,171.4	$ —	$(79.0)	$(51.0)	$1,041.4

Postretirement benefit plan assets:
Equity	$ 21.1	$ —	$ 0.3	$2.3	$ 23.7
Real asset investments	17.9	—	0.5	(1.8)	16.6
Fair value activity of level 3 postretirement benefit plan assets	$ 39.0	$ —	$ 0.8	$0.5	$ 40.3

	Fiscal 2014
In Millions	Balance as of May 26, 2013	Net Transfers Out	Net Purchases, Sales Issuances, and Settlements	Net Gain	Balance as of May 25, 2014
Pension benefit plan assets:
Equity	$559.3	$ —	$(59.0)	$ 67.9	$ 568.2
Real asset investments	430.4	—	(25.5)	198.0	602.9
Other investments	0.3	—	—	—	0.3
Fair value activity of level 3 pension plan assets	$990.0	$ —	$(84.5)	$265.9	$1,171.4

Postretirement benefit plan assets:
Equity	$ 20.2	$ —	$ (0.7)	$ 1.6	$ 21.1
Real asset investments	14.5	(4.2)	1.4	6.2	17.9
Fair value activity of level 3 postretirement benefit plan assets	$ 34.7	$ (4.2)	$ 0.7	$ 7.8	$ 39.0

The net change in level 3 assets attributable to unrealized losses at May 31, 2015, was $113.4 million for our pension plan assets, and $1.5 million for our postretirement benefit plan assets.

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

Weighted-average asset allocations for the past two fiscal years for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Fiscal Year		Fiscal Year
	2015	2014	2015	2014

Asset category:
United States equities	28.9%	25.5%	38.7%	38.4%
International equities	18.4	13.9	24.1	24.0
Private equities	9.5	10.3	4.1	4.1
Fixed income	30.3	35.5	26.3	26.3
Real assets	12.9	14.8	6.8	7.2

Total	100.0%	100.0%	100.0%	100.0%

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

Contributions and Future Benefit Payments

We do not expect to be required to make contributions to our defined benefit pension, other postretirement benefit, and postemployment benefit plans in fiscal 2016. Actual fiscal 2016 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2016 to 2025 as follows:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans Gross Payments	Medicare Subsidy Receipts	Postemployment Benefit Plans

2016	$264.7	$ 60.8	$ 4.8	$21.9
2017	278.1	64.8	5.2	18.5
2018	288.3	67.7	5.6	17.3
2019	298.6	69.6	6.0	16.1
2020	309.3	70.8	5.5	15.2
2021-2025	1,700.0	362.3	23.6	66.7

Defined Contribution Plans

The General Mills Savings Plan is a defined contribution plan that covers domestic salaried, hourly, nonunion, and certain union employees. This plan is a 401(k) savings plan that includes a number of investment funds, including a Company stock fund and an Employee Stock Ownership Plan (ESOP). We sponsor another money purchase plan for certain domestic hourly employees with net assets of $21.9 million as of May 31, 2015, and $20.6 million as of May 25, 2014. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $44.0 million in fiscal 2015, $44.8 million in fiscal 2014, and $46.0 million in fiscal 2013.

We match a percentage of employee contributions to the General Mills Savings Plan. The Company match is directed to investment options of the participant’s choosing. The number of shares of our common stock allocated to participants in the ESOP was 7.5 million as of May 31, 2015, and 8.4 million as of May 25, 2014. The ESOP’s only assets are our common stock and temporary cash balances.

The Company stock fund and the ESOP held $655.6 million and $708.2 million of Company common stock as of May 31, 2015, and May 25, 2014.

NOTE 14. INCOME TAXES

The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2015	2014	2013

Earnings before income taxes and after-tax earnings from joint ventures:
United States	$1,338.6	$2,181.4	$2,051.2
Foreign	423.3	473.6	483.7

Total earnings before income taxes and after-tax earnings from joint ventures	$1,761.9	$2,655.0	$2,534.9

Income taxes:
Currently payable:
Federal	$392.7	$526.7	$493.4
State and local	29.3	37.8	39.5
Foreign	139.5	146.3	126.5

Total current	561.5	710.8	659.4

Deferred:
Federal	70.3	159.1	68.8
State and local	(8.7)	21.3	19.2
Foreign	(36.3)	(7.9)	(6.2)

Total deferred	25.3	172.5	81.8

Total income taxes	$586.8	$883.3	$741.2

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2015	2014	2013

United States statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	0.7	1.4	1.3
Foreign rate differences	(3.1)	(0.1)	(0.6)
Repatriation of foreign earnings	4.5	—	—
Deferred taxes for Medicare subsidies	—	—	(1.3)
GMC subsidiary restructure	—	—	(2.5)
Domestic manufacturing deduction	(2.9)	(2.3)	(2.1)
Other, net	(0.9)	(0.7)	(0.6)
Effective income tax rate	33.3%	33.3%	29.2%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 31, 2015	May 25, 2014

Accrued liabilities	$98.0	$106.0
Compensation and employee benefits	536.2	546.0
Unrealized hedges	0.8	—
Pension	169.0	—
Tax credit carryforwards	5.6	78.9
Stock, partnership, and miscellaneous investments	384.1	427.9
Capital losses	6.1	13.0
Net operating losses	89.3	71.4
Other	74.5	117.7

Gross deferred tax assets	1,363.6	1,360.9
Valuation allowance	215.4	221.6

Net deferred tax assets	1,148.2	1,139.3

Brands	1,346.3	1,373.4
Fixed assets	446.5	499.4
Pension	—	2.0
Intangible assets	208.4	204.2
Tax lease transactions	50.8	53.1
Inventories	59.7	60.6
Stock, partnership, and miscellaneous investments	472.5	470.7
Unrealized hedges	—	22.8
Other	14.2	45.0

Gross deferred tax liabilities	2,598.4	2,731.2

Net deferred tax liability	$1,450.2	$1,591.9

We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carryforward period to allow us to realize these deferred tax benefits.

Of the total valuation allowance of $215.4 million, the majority relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition in the amount of $160.9 million and $47.8 million relates to various state and foreign loss carryforwards. As of May 31, 2015, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

We have $89.9 million of operating loss carryforwards. Of this amount, $78.7 million is foreign loss carryforwards and the carryforward periods are as follows: $50.2 million do not expire; $3.8 million expire in fiscal 2016 and 2017; and $24.7 million expire in fiscal 2018 and beyond. The remaining $11.2 million are state operating loss carryforwards, the majority of which expire after 2023.

We have not recognized a deferred tax liability for unremitted earnings of approximately $1.9 billion from our foreign operations because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested. In fiscal 2015, we approved a one-time repatriation of $606.1 million of foreign earnings to reduce the economic cost of funding current restructuring initiatives and the acquisition of Annie’s completed in fiscal 2015. We recorded a discrete tax charge of $78.6 million in fiscal 2015 related to this action. We have previously asserted that our foreign earnings are permanently reinvested and will only be repatriated in a tax-neutral manner, and this one-time repatriation does not change this on-going assertion.

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

During the first quarter of fiscal 2013, in conjunction with the consent of the Class A investor, we restructured our GMC subsidiary through the distribution of its manufacturing assets, stock, inventory, cash, and certain intellectual property to a wholly owned subsidiary. GMC retained the remaining intellectual property. Immediately following this restructuring, the Class A Interests were sold by the then current holder to another unrelated third party investor. As a result of these transactions, we recorded a $63.3 million decrease to deferred income tax liabilities related to the tax basis of the investment in GMC and certain distributed assets, with a corresponding discrete non-cash reduction to income taxes in fiscal 2013.

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

Several state and foreign examinations are currently in progress. We do not expect these examinations to result in a material impact on our results of operations or financial position.

During fiscal 2014, the Internal Revenue Service concluded its field examination of our 2011 and 2012 tax years. The audit closure and related adjustments did not have a material impact on our results of operations or financial position. As of May 31, 2015, we have effectively settled all issues with the Internal Revenue Service for fiscal years 2012 and prior.

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

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2015 and 2014. Approximately $84 million of this total in fiscal 2015 represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain of the liabilities below would impact deferred taxes if recognized. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

	Fiscal Year
In Millions	2015	2014

Balance, beginning of year	$150.9	$216.2
Tax positions related to current year:
Additions	34.8	26.5
Tax positions related to prior years:
Additions	17.4	15.1
Reductions	(21.8)	(94.5)
Settlements	(12.0)	(5.4)
Lapses in statutes of limitations	(8.2)	(7.0)
Balance, end of year	$161.1	$150.9

As of May 31, 2015, we expect to pay approximately $1.4 million of unrecognized tax benefit liabilities and accrued interest within the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes. The remaining amount of our unrecognized tax liability was classified in other liabilities.

We report accrued interest and penalties related to unrecognized tax benefit liabilities in income tax expense. For fiscal 2015, we recognized a net benefit of $0.2 million of tax-related net interest and penalties, and had $35.2 million of accrued interest and penalties as of May 31, 2015. For fiscal 2014, we recognized a net benefit of $4.6 million of tax-related net interest and penalties, and had $42.0 million of accrued interest and penalties as of May 25, 2014.

NOTE 15. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

The Company’s leases are generally for warehouse space and equipment. Rent expense under all operating leases from continuing operations was $193.5 million, $189.0 million, and $187.9 million in fiscal 2015, 2014, and 2013, respectively.

Some operating leases require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

Noncancelable future lease commitments are:

In Millions	Operating Leases	Capital Leases
Fiscal 2016	$108.4	$0.6
Fiscal 2017	76.2	0.4
Fiscal 2018	56.9	0.2
Fiscal 2019	45.0	0.2
Fiscal 2020	32.4	0.1
After Fiscal 2020	81.6	—

Total noncancelable future lease commitments	$400.5	$1.5

Less: interest		(0.1)

Present value of obligations under capital leases		$1.4

These future lease commitments will be partially offset by estimated future sublease receipts of approximately $4 million. Depreciation on capital leases is recorded as depreciation expense in our results of operations.

As of May 31, 2015, we have issued guarantees and comfort letters of $434.4 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $258.5 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $400.5 million as of May 31, 2015.

NOTE 16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail, 59.6 percent of our fiscal 2015 consolidated net sales; International, 29.1 percent of our fiscal 2015 consolidated net sales; and Convenience Stores and Foodservice, 11.3 percent of our fiscal 2015 consolidated net sales.

Beginning in the first quarter of fiscal 2015, we have changed how we assess operating segment performance to exclude the asset and liability remeasurement impact from hyperinflationary economies. This impact is now included in unallocated corporate items. All periods presented have been changed to conform to this presentation.

Beginning with the second quarter of fiscal 2015, we realigned certain operating units within our U.S. Retail operating segment. We also changed the name of our Yoplait operating unit to Yogurt and our Big G operating unit to Cereal. Frozen Foods transitioned into Meals and Baking Products. Small Planet Foods transitioned into Snacks, Cereal, and Meals. The Yogurt operating unit was unchanged. We revised the amounts previously reported in the net sales and net sales percentage change by operating unit within our U.S. Retail segment to conform to the new operating unit structure. These realignments had no effect on previously reported consolidated net sales, operating segments’ net sales, operating profit, segment operating profit, net earnings attributable to General Mills, or EPS. In addition, results from the acquired Annie’s business are included in the Meals and Snacks operating units. Our chief operating decision maker continues to assess performance and make decisions about resources to be allocated to our segments at the U.S. Retail, International, and Convenience Stores and Foodservice operating segment level.

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

In our Convenience Stores and Foodservice segment our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, frozen breakfasts, unbaked and fully baked frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

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

Our operating segment results were as follows:

	Fiscal Year
In Millions	2015	2014	2013
Net sales:
U.S. Retail	$10,507.0	$10,604.9	$10,614.9
International	5,128.2	5,385.9	5,200.2
Convenience Stores and Foodservice	1,995.1	1,918.8	1,959.0
Total	$17,630.3	$17,909.6	$17,774.1
Operating profit:
U.S. Retail	$2,159.3	$2,311.5	$2,392.9
International	522.6	535.1	515.4
Convenience Stores and Foodservice	353.1	307.3	314.6
Total segment operating profit	3,035.0	3,153.9	3,222.9
Unallocated corporate items	413.8	258.4	351.3
Divestiture (gain)	—	(65.5)	—
Restructuring, impairment, and other exit costs	543.9	3.6	19.8
Operating profit	$2,077.3	$2,957.4	$2,851.8

Net sales by class of similar products were as follows:

	Fiscal Year
In Millions	2015	2014	2013

Snacks	$3,392.0	$3,232.5	$3,024.0
Yogurt	2,938.3	2,964.7	2,908.4
Convenient meals	2,810.3	2,844.2	2,802.9
Cereal	2,771.3	2,860.1	2,889.2
Dough	1,877.0	1,890.2	1,944.7
Baking mixes and ingredients	1,867.7	1,996.4	1,999.5
Vegetables	937.3	1,014.7	1,089.5
Super-premium ice cream	769.5	756.6	717.1
Other	266.9	350.2	398.8
Total	$17,630.3	$17,909.6	$17,774.1

The following table provides financial information by geographic area:

	Fiscal Year
In Millions	2015	2014	2013
Net sales:
United States	$12,501.8	$12,523.0	$12,573.1
Non-United States	5,128.5	5,386.6	5,201.0
Total	$17,630.3	$17,909.6	$17,774.1

In Millions	May 31, 2015	May 25, 2014
Cash and cash equivalents:
United States	$ 22.9	$ 27.2
Non-United States	311.3	840.1
Total	$334.2	$867.3

In Millions	May 31, 2015	May 25, 2014
Land, buildings, and equipment:
United States	$2,727.5	$2,756.6
Non-United States	1,055.8	1,185.3
Total	$3,783.3	$3,941.9

NOTE 17. SUPPLEMENTAL INFORMATION

The components of certain Consolidated Balance Sheet accounts are as follows:

In Millions	May 31, 2015	May 25, 2014
Receivables:
From customers	$1,412.0	$1,504.6
Less allowance for doubtful accounts	(25.3)	(21.0)
Total	$1,386.7	$1,483.6

In Millions	May 31, 2015	May 25, 2014
Inventories:
Raw materials and packaging	$390.8	$419.0
Finished goods	1,268.6	1,260.2
Grain	95.7	97.1
Excess of FIFO over LIFO cost (a)	(214.2)	(216.9)
Total	$1,540.9	$1,559.4

(a)	Inventories of $867.5 million as of May 31, 2015, and $904.2 million as of May 25, 2014, were valued at LIFO. During fiscal 2015, LIFO inventory layers were reduced. Results of operations were not materially affected by these liquidations of LIFO inventory. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

In Millions	May 31, 2015	May 25, 2014
Prepaid expenses and other current assets:
Other receivables	$148.8	$153.9
Prepaid expenses	169.3	187.2
Derivative receivables, primarily commodity-related	80.9	33.3
Grain contracts	3.3	7.5
Miscellaneous	21.5	27.2
Total	$423.8	$409.1

In Millions	May 31, 2015	May 25, 2014
Land, buildings, and equipment:
Land	$96.0	$106.9
Buildings	2,272.7	2,228.4
Buildings under capital lease	0.3	0.3
Equipment	6,091.1	5,979.7
Equipment under capital lease	9.8	9.0
Capitalized software	499.0	468.0
Construction in progress	622.2	600.8
Total land, buildings, and equipment	9,591.1	9,393.1
Less accumulated depreciation	(5,807.8)	(5,451.2)
Total	$3,783.3	$3,941.9

In Millions	May 31, 2015	May 25, 2014
Other assets:
Investments in and advances to joint ventures	$530.6	$507.5
Pension assets	138.2	432.2
Exchangeable note with related party	30.7	68.2
Life insurance	26.6	25.8
Miscellaneous	117.5	111.8
Total	$843.6	$1,145.5

In Millions	May 31, 2015	May 25, 2014
Other current liabilities:
Accrued trade and consumer promotions	$564.7	$578.2
Accrued payroll	361.8	390.1
Dividends payable	27.9	33.5
Accrued taxes	20.7	63.1
Accrued interest, including interest rate swaps	91.8	92.5
Grain contracts	7.8	4.8
Restructuring and other exit costs reserve	120.8	3.5
Derivative payable	122.9	23.1
Miscellaneous	271.5	261.1
Total	$1,589.9	$1,449.9

In Millions	May 31, 2015	May 25, 2014
Other noncurrent liabilities:
Accrued compensation and benefits, including obligations for underfunded other postretirement benefit and postemployment benefit plans	$1,451.4	$1,341.9
Accrued taxes	202.5	195.6
Miscellaneous	90.9	105.7
Total	$1,744.8	$1,643.2

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2015	2014	2013
Depreciation and amortization	$588.3	$585.4	$588.0
Research and development expense	229.4	243.6	237.9
Advertising and media expense (including production and communication costs)	823.1	869.5	895.0

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2015	2014	2013
Interest expense	$335.5	$323.4	$333.8
Capitalized interest	(6.9)	(4.9)	(4.3)
Interest income	(13.2)	(16.1)	(12.6)
Interest, net	$315.4	$302.4	$316.9

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2015	2014	2013
Cash interest payments	$305.3	$288.3	$293.0
Cash paid for income taxes	562.6	757.2	569.4

NOTE 18. QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for fiscal 2015 and fiscal 2014 follows:

In Millions, Except Per Share Amounts	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$4,268.4	$4,372.7	$4,712.2	$4,875.7	$4,350.9	$4,377.4	$4,298.8	$4,283.8

Gross margin	1,438.7	1,613.0	1,619.1	1,761.7	1,375.9	1,512.7	1,515.5	1,482.4
Net earnings attributable to General Mills	345.2	459.3	346.1	549.9	343.2	410.6	186.8	404.6
EPS:
Basic	$0.56	$0.71	$0.58	$0.87	$0.57	$0.66	$0.31	$0.66
Diluted	$0.55	$0.70	$0.56	$0.84	$0.56	$0.64	$0.30	$0.65
Dividends per share	$0.41	$0.38	$0.41	$0.38	$0.41	$0.38	$0.44	$0.41
Market price of common stock:
High	$55.56	$52.73	$53.82	$51.53	$55.11	$51.50	$57.14	$54.40
Low	$50.15	$47.08	$48.86	$47.41	$51.13	$46.86	$51.70	$49.66

At the end of the fourth quarter of fiscal 2015, we made a strategic decision to redirect certain resources supporting our Green Giant business in our U.S. Retail segment to other businesses within the segment. Therefore, we recorded a $260 million impairment charge in the fourth quarter of fiscal 2015 related to the Green Giant brand intangible asset. See Note 6 for additional information.

During the fourth quarter of fiscal 2015, we approved a one-time repatriation of $606.1 million of foreign earnings and recorded a discrete income tax charge of $78.6 million.

During the fourth quarter of fiscal 2014, we sold certain grain elevators in our U.S. Retail segment and recorded a pre-tax gain of $65.5 million.

Glossary

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of May 31, 2015.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board and Chief	Executive Vice President and Chief
Executive Officer	Financial Officer

July 6, 2015

Our independent registered public accounting firm’s attestation report on our internal control over financial reporting is included in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

ITEM 9B	Other Information

None.

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information contained in the sections entitled “Proposal Number 1 — Election of Directors,” “Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is set forth in Item 1 of this report.

The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

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

The information contained in the sections entitled “Executive Compensation,” “Director Compensation,” and “Compensation Risk Assessment” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information contained in the section entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of May 31, 2015 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)(a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	47,740,687	(b)	$34.35	27,121,101	(d)
Equity compensation plans not approved by security holders	158,598	(c)	$—	—
Total	47,899,285		$34.35	27,121,101

(a)	Only includes the weighted-average exercise price of outstanding options, whose weighted-average term is 4.42 years.

(b)	Includes 39,075,964 stock options, 6,204,635 restricted stock units, 29,934 performance share units (assuming pay out for target performance), and 2,430,154 restricted stock units that have vested and been deferred.

(c)	Includes 158,598 restricted stock units that have vested and been deferred. These awards were made in lieu of salary increases and certain other compensation and benefits. We granted these awards under our 1998 Employee Stock Plan, which provided for the issuance of stock options, restricted stock and restricted stock units to attract and retain employees and to align their interests with those of stockholders. We discontinued the 1998 Employee Stock Plan in September 2003, and no future awards may be granted under that plan.

(d)	Includes stock options, restricted stock, restricted stock units, shares of unrestricted stock, stock appreciation rights, and performance awards that we may award under our 2011 Stock Compensation Plan, which had 26,032,767 shares available for grant at May 31, 2015. Also includes stock options and restricted stock units that we may award under our 2011 Compensation Plan for Non-Employee Directors, which had 1,088,334 shares available for grant at fiscal year end.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information set forth in the sections entitled “Board Independence and Accountability” and “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14	Principal Accounting Fees and Services

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15	Exhibits, Financial Statement Schedules

1.	Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 31, 2015, May 25, 2014, and May 26, 2013.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2015, May 25, 2014, and May 26, 2013.

Consolidated Balance Sheets as of May 31, 2015, and May 25, 2014.

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2015, May 25, 2014, and May 26, 2013.

Consolidated Statements of Total Equity and Redeemable Interest for the fiscal years ended May 31, 2015, May 25, 2014, and May 26, 2013.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedule:

For the fiscal years ended May 31, 2015, May 25, 2014, and May 26, 2013:

II – Valuation and Qualifying Accounts

3.	Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

3.2	By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 30, 2014).

4.1	Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank National Association (f/k/a First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).

4.2	First Supplemental Indenture, dated as of May 18, 2009, between the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.1*	2001 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.2*	2005 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.3*	2006 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.4*	2007 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.5*	2011 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.6*	2009 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.7*	2011 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.8*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2010).

10.9*	Separation Pay and Benefits Program for Officers.

10.10*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.11*	Supplemental Retirement Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.12*	2005 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.13*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.14*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.15*	Executive Survivor Income Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.16*	Aircraft Time Sharing Agreement, dated December 12, 2007, between General Mills Sales, Inc. and Kendall J. Powell (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 14, 2007).

10.17*	Supplemental Benefits Trust Agreement (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.18*	Supplemental Benefits Trust Agreement (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.19*	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 24, 2014)

10.20	Agreements, dated November 29, 1989, by and between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.21	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

10.22	Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).

10.23	Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.24+	Addenda Nos. 4 and 5 to the Protocol of Cereal Partners Worldwide between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.25	Addendum No. 10 to the Protocol of Cereal Partners Worldwide, dated January 1, 2010, among the Registrant, Nestle S.A. and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010).

10.26+	Addendum No. 11 to the Protocol of Cereal Partners Worldwide, dated July 17, 2012, among the Registrant, Nestle S.A., and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2012).

10.27	Five-Year Credit Agreement, dated as of April 16, 2012, as amended as of May 18, 2012 and September 19, 2014, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2014).

10.28	Five-Year Credit Agreement, dated as of May 23, 2014, among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 30, 2014).

10.29	Amendment No. 1 dated as of September 19, 2014 to the Five-Year Credit Agreement dated as of May 23, 2014 among the Registrant, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated Financial Statements; and (vii) Schedule II – Valuation of Qualifying Accounts.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.
+	Confidential information has been omitted from the exhibit and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

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

GENERAL MILLS, INC.

Dated: July 6, 2015	By:	/s/ Jerald A. Young
Name: Jerald A. Young
Title: Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendall J. Powell Kendall J. Powell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	July 6, 2015

/s/ Donal L. Mulligan Donal L. Mulligan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 6, 2015

/s/ Jerald A. Young Jerald A. Young	Vice President, Controller (Principal Accounting Officer)	July 6, 2015

/s/ Bradbury H. Anderson Bradbury H. Anderson	Director	July 6, 2015

/s/ R. Kerry Clark R. Kerry Clark	Director	July 6, 2015

/s/ David M. Cordani David M. Cordani	Director	July 6, 2015

/s/ Paul Danos Paul Danos	Director	July 6, 2015

/s/ Henrietta H. Fore Henrietta H. Fore	Director	July 6, 2015

/s/ Raymond V. Gilmartin Raymond V. Gilmartin	Director	July 6, 2015

/s/ Judith Richards Hope Judith Richards Hope	Director	July 6, 2015

/s/ Heidi G. Miller Heidi G. Miller	Director	July 6, 2015

/s/ Hilda Ochoa-Brillembourg Hilda Ochoa-Brillembourg	Director	July 6, 2015

/s/ Steve Odland Steve Odland	Director	July 6, 2015

/s/ Michael D. Rose Michael D. Rose	Director	July 6, 2015

/s/ Robert L. Ryan Robert L. Ryan	Director	July 6, 2015

/s/ Dorothy A. Terrell Dorothy A. Terrell	Director	July 6, 2015

General Mills, Inc. and Subsidiaries

Schedule II - Valuation of Qualifying Accounts

	Fiscal Year
In Millions	2015	2014	2013
Allowance for doubtful accounts:
Balance at beginning of year	$ 21.0	$ 19.9	$ 21.7
Additions charged to expense	19.8	12.5	12.0
Bad debt write-offs	(12.5)	(11.6)	(8.2)
Other adjustments and reclassifications	(3.0)	0.2	(5.6)
Balance at end of year	$ 25.3	$ 21.0	$ 19.9

Valuation allowance for deferred tax assets:
Balance at beginning of year	$ 221.6	$232.8	$384.4
Additions charged to expense	2.9	0.1	5.3
Adjustments due to acquisition, translation of amounts, and other	(9.1)	(11.3)	(156.9)
Balance at end of year	$ 215.4	$221.6	$232.8

Reserve for restructuring and other exit charges:
Balance at beginning of year	$ 3.5	$19.5	$ 85.9
Additions charged to expense, including translation amounts	185.1	6.4	10.6
Net amounts utilized for restructuring activities	(67.8)	(22.4)	(77.0)
Balance at end of year	$ 120.8	$ 3.5	$ 19.5

Reserve for LIFO valuation:
Balance at beginning of year	$ 216.9	$221.8	$222.7
Decrease	(2.7)	(4.9)	(0.9)

Balance at end of year	$ 214.2	$216.9	$221.8

Exhibit Index

Exhibit No.	Description

10.6	2011 Stock Compensation Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated Financial Statements; and (vii) Schedule II – Valuation of Qualifying Accounts.