Form 10-Q
period 2015-08-30
GENERAL MILLS INC
filed 2015-09-23
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of September 11, 2015: 597,687,535 (excluding 156,925,793 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 30, 2015	Aug. 24, 2014
Net sales	$4,207.9	$4,268.4

Cost of sales	2,653.3	2,829.7

Selling, general, and administrative expenses	811.2	867.2

Restructuring, impairment, and other exit costs	60.1	14.0

Operating profit	683.3	557.5

Interest, net	75.3	78.5

Earnings before income taxes and after-tax earnings from joint ventures	608.0	479.0

Income taxes	198.6	152.6

After-tax earnings from joint ventures	25.7	26.0

Net earnings, including earnings attributable to redeemable and noncontrolling interests	435.1	352.4

Net earnings attributable to redeemable and noncontrolling interests	8.5	7.2

Net earnings attributable to General Mills	$426.6	$345.2

Earnings per share - basic	$0.71	$0.56

Earnings per share - diluted	$0.69	$0.55

Dividends per share	$0.44	$0.41

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 30, 2015	Aug. 24, 2014
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$435.1	$352.4

Other comprehensive income (loss), net of tax:

Foreign currency translation	(142.2)	(92.5)

Other fair value changes:

Securities	(0.1)	0.1

Hedge derivatives	10.3	(1.2)

Reclassification to earnings:

Hedge derivatives	0.7	3.5

Amortization of losses and prior service costs	30.9	23.5

Other comprehensive loss, net of tax	(100.4)	(66.6)

Total comprehensive income	334.7	285.8

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	17.6	(24.8)

Comprehensive income attributable to General Mills	$317.1	$310.6

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Aug. 30, 2015	May 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$450.6	$334.2
Receivables	1,531.5	1,386.7
Inventories	1,795.8	1,540.9
Deferred income taxes	87.6	100.1
Prepaid expenses and other current assets	439.6	423.8

Total current assets	4,305.1	3,785.7

Land, buildings, and equipment	3,679.2	3,783.3
Goodwill	8,857.7	8,874.9
Other intangible assets	4,655.0	4,677.0
Other assets	825.9	811.2

Total assets	$22,322.9	$21,932.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,759.6	$1,684.0
Current portion of long-term debt	1,000.3	1,000.4
Notes payable	823.7	615.8
Other current liabilities	1,716.3	1,589.9

Total current liabilities	5,299.9	4,890.1

Long-term debt	7,609.7	7,575.3
Deferred income taxes	1,560.7	1,550.3
Other liabilities	1,714.0	1,744.8

Total liabilities	16,184.3	15,760.5

Redeemable interest	786.6	778.9

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,232.1	1,296.7
Retained earnings	12,150.9	11,990.8
Common stock in treasury, at cost, shares of 155.4 and 155.9	(6,089.2)	(6,055.6)
Accumulated other comprehensive loss	(2,420.2)	(2,310.7)

Total stockholders’ equity	4,949.1	4,996.7

Noncontrolling interests	402.9	396.0

Total equity	5,352.0	5,392.7

Total liabilities and equity	$22,322.9	$21,932.1

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 25, 2014	754.6	$75.5	$1,231.8	(142.3)	$(5,219.4)	$11,787.2	$(1,340.3)	$470.6	$7,005.4	$984.1
Total comprehensive income (loss)						1,221.3	(970.4)	(70.0)	180.9	(122.9)
Cash dividends declared ($1.67 per share)						(1,017.7)			(1,017.7)
Shares purchased				(22.3)	(1,161.9)				(1,161.9)
Stock compensation plans (includes income tax benefits of $74.6)			(38.1)	8.7	325.7				287.6
Unearned compensation related to restricted stock unit awards			(80.8)						(80.8)
Earned compensation			111.1						111.1
Decrease in redemption value of redeemable interest			83.2						83.2	(83.2)
Addition of noncontrolling interest								20.7	20.7
Acquisition of interest in subsidiary			(10.5)					0.6	(9.9)
Distributions to noncontrolling and redeemable interest holders								(25.9)	(25.9)	0.9
Balance as of May 31, 2015	754.6	75.5	1,296.7	(155.9)	(6,055.6)	11,990.8	(2,310.7)	396.0	5,392.7	778.9
Total comprehensive income (loss)						426.6	(109.5)	7.9	325.0	9.7
Cash dividends declared ($0.44 per share)						(266.5)			(266.5)
Shares purchased				(2.7)	(152.1)				(152.1)
Stock compensation plans (includes income tax benefits of $37.4)			(11.5)	3.2	118.5				107.0
Unearned compensation related to restricted stock unit awards			(51.8)						(51.8)
Earned compensation			30.7						30.7
Increase in redemption value of redeemable interest			(32.0)						(32.0)	32.0
Distributions to noncontrolling and redeemable interest holders								(1.0)	(1.0)	(34.0)
Balance as of Aug. 30, 2015	754.6	$75.5	$1,232.1	(155.4)	$(6,089.2)	$12,150.9	$(2,420.2)	$402.9	$5,352.0	$786.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Three-Month Period Ended
	Aug. 30, 2015	Aug. 24, 2014
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$435.1	$352.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	143.9	150.3
After-tax earnings from joint ventures	(25.7)	(26.0)
Distributions of earnings from joint ventures	19.1	24.5
Stock-based compensation	31.3	45.6
Deferred income taxes	20.7	17.4
Tax benefit on exercised options	(37.4)	(16.7)
Pension and other postretirement benefit plan contributions	(10.6)	(12.3)
Pension and other postretirement benefit plan costs	29.5	23.1
Restructuring, impairment, and other exit costs	47.5	12.8
Changes in current assets and liabilities, excluding the effects of acquisitions	(200.2)	(211.2)
Other, net	(22.3)	(30.5)

Net cash provided by operating activities	430.9	329.4

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(147.2)	(148.6)
Acquisitions, net of cash acquired	—	(12.9)
Investments in affiliates, net	1.0	(33.2)
Proceeds from disposal of land, buildings, and equipment	0.4	0.3
Other, net	6.7	(2.8)

Net cash used by investing activities	(139.1)	(197.2)

Cash Flows - Financing Activities
Change in notes payable	211.7	631.9
Issuance of long-term debt	—	271.3
Payment of long-term debt	(0.2)	(393.4)
Proceeds from common stock issued on exercised options	47.7	17.5
Tax benefit on exercised options	37.4	16.7
Purchases of common stock for treasury	(152.1)	(438.8)
Dividends paid	(266.5)	(254.4)
Distributions to noncontrolling and redeemable interest holders	(35.0)	(0.8)
Other, net	0.1	(3.1)

Net cash used by financing activities	(156.9)	(153.1)

Effect of exchange rate changes on cash and cash equivalents	(18.5)	(5.2)

Increase (decrease) in cash and cash equivalents	116.4	(26.1)
Cash and cash equivalents - beginning of year	334.2	867.3

Cash and cash equivalents - end of period	$450.6	$841.2

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions:
Receivables	$(162.6)	$(145.1)
Inventories	(275.2)	(237.2)
Prepaid expenses and other current assets	(34.3)	58.1
Accounts payable	132.8	42.4
Other current liabilities	139.1	70.6

Changes in current assets and liabilities	$(200.2)	$(211.2)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended August 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2016.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K.

(2) Acquisition

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

(3) Restructuring Initiatives

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges related to these activities were as follows:

	Quarter Ended					Quarter Ended
	Aug. 30, 2015					Aug. 24, 2014
In Millions	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Total
Project Compass	$44.9	$—	$—	$6.6	$51.5	$—	$—	$—
Project Century	2.3	2.4	21.4	4.1	30.2	—	—	—
Project Catalyst	0.2	—	—	—	0.2	—	—	—
Combination of certain operational facilities	—	—	—	—	—	13.1	0.9	14.0
Total	$47.4	$2.4	$21.4	$10.7	$81.9	$13.1	$0.9	$14.0

In the first quarter of fiscal 2016, we approved Project Compass, a restructuring plan designed to enable our International segment to accelerate long-term growth through increased organizational effectiveness and reduced administrative expense. In connection with this project, we expect to eliminate approximately 675 to 725 positions. We expect to incur approximately $59 million of net expenses relating to this action of which approximately $56 million will be cash. We recorded $51.5 million of restructuring charges in the first quarter of fiscal 2016 relating to this action. We expect this action to be completed by the end of fiscal 2017.

Project Century (Century) is a review of our North American manufacturing and distribution network to streamline operations and identify potential capacity reductions. In the first quarter of fiscal 2016, we recorded $25.3 million of restructuring charges related to Century actions previously announced.

As part of Century, in the first quarter of fiscal 2016, we notified the union member employees and union representatives at our West Chicago, Illinois facility of our tentative decision, pending negotiations and consultation with the union, to close this plant to eliminate excess cereal and dry dinner capacity in our U.S. Retail supply chain. If implemented, this action would affect approximately 500 positions, and we expect to incur approximately $120 million of net expenses relating to this action, of which approximately $52 million will be cash. We expect this action to be completed by the end of fiscal 2019. We did not record any charges related to this action in the first quarter of fiscal 2016.

Also as part of Century, in the first quarter of fiscal 2016, we notified the employees at our snacks manufacturing facility in Joplin, Missouri of our decision to close this plant in our U.S. Retail supply chain. This action will affect approximately 120 positions, and we expect to incur approximately $12 million of net expenses relating to this action, of which approximately $5 million will be cash. We recorded $4.9 million of restructuring charges in the first quarter of fiscal 2016 relating to this action. We expect this action to be completed by the end of fiscal 2018.

During the second quarter of fiscal 2015, we approved Project Catalyst, a restructuring plan to increase organizational effectiveness and reduce overhead expense. In connection with this project, we expect to eliminate approximately 800 positions primarily in the United States. We expect to incur approximately $148 million of net expenses relating to these actions of which approximately $118 million will be cash. We recorded $0.2 million of restructuring charges in the first quarter of fiscal 2016 relating to this action. These actions were largely completed in fiscal 2015.

During the first quarter of fiscal 2015, we approved a plan to combine certain Yoplait and General Mills operational facilities within our International segment to increase efficiencies and reduce costs. This action will affect approximately 240 positions. We expect to incur approximately $15 million of net expenses relating to this action of which approximately $14 million will be cash. We recorded $14.0 million of restructuring charges in the first quarter of fiscal 2015 relating to this action. We expect this action to be completed in fiscal 2016.

During the three-month period ended August 30, 2015, we paid $34.3 million in cash related to restructuring initiatives.

In addition to restructuring charges, we expect to incur approximately $71 million of additional project-related costs, which will be recorded in cost of sales, all of which will be cash. We recorded $13.1 million in cost of sales for project-related costs in the first quarter of fiscal 2016.

Restructuring charges and project-related costs are classified in our Consolidated Statements of Earnings as follows:

	Quarter Ended
In Millions	Aug. 30, 2015	Aug. 24, 2014
Cost of sales	$21.8	$—
Restructuring, impairment, and other exit costs	60.1	14.0
Total restructuring charges	81.9	14.0

Project-related costs classified in cost of sales	$13.1	$—

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 31, 2015	$118.6	$0.6	$1.6	$120.8
Fiscal 2016 charges, including foreign currency translation	46.9	—	3.2	50.1
Utilized in fiscal 2016	(27.0)	(0.1)	(0.5)	(27.6)
Reserve balance as of Aug. 30, 2015	$138.5	$0.5	$4.3	$143.3

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Aug. 30, 2015	May 31, 2015
Goodwill	$8,857.7	$8,874.9
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,242.0	4,262.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	548.9	544.0
Less accumulated amortization	(135.9)	(129.1)

Intangible assets subject to amortization, net	413.0	414.9

Other intangible assets	4,655.0	4,677.0

Total	$13,512.7	$13,551.9

Based on the carrying value of finite-lived intangible assets as of August 30, 2015, annual amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

The changes in the carrying amount of goodwill during fiscal 2016 were as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice	Joint Ventures	Total
Balance as of May 31, 2015	$6,419.0	$1,133.3	$921.1	$401.5	$8,874.9
Other activity, primarily foreign currency translation	—	(24.5)	—	7.2	(17.2)
Balance as of Aug. 30, 2015	$6,419.0	$1,108.8	$921.1	$408.7	$8,857.7

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

The changes in the carrying amount of other intangible assets during fiscal 2016 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 31, 2015	$3,311.9	$1,301.5	$63.6	$4,677.0
Other activity, primarily foreign currency translation	(0.9)	(21.3)	0.2	(22.0)
Balance as of Aug. 30, 2015	$3,311.0	$1,280.2	$63.8	$4,655.0

We performed our fiscal 2015 impairment assessment as of the first day of the third quarter of fiscal 2015. As of our assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values, except for the Mountain High and Uncle Toby’s brands. The excess fair value above the carrying value of these brand assets is as follows:

In Millions	Book Value	Excess Fair Value Above Carrying Value
Mountain High	$35.4	3%
Uncle Toby’s	$57.7	7%

We will continue to monitor these businesses for potential impairment.

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

(5) Inventories

The components of inventories were as follows:

In Millions	Aug. 30, 2015	May 31, 2015
Raw materials and packaging	$416.7	$390.8
Finished goods	1,518.0	1,268.6
Grain	97.5	95.7
Excess of FIFO over LIFO cost	(236.4)	(214.2)
Total	$1,795.8	$1,540.9

(6) Risk Management Activities

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

Although we do not meet the criteria for cash flow hedge accounting, we believe that these instruments are effective in achieving our objective of providing certainty in the future price of commodities purchased for use in our supply chain. Accordingly, for purposes of measuring segment operating performance certain gains and losses are reported in unallocated corporate items outside of segment operating results until such time that the exposure we are managing affects earnings. At that time we reclassify the gain or loss from unallocated corporate items to segment operating profit, allowing our operating segments to realize the economic effects of the derivative without experiencing the resulting mark-to-market volatility, which remains in unallocated corporate items.

Unallocated corporate items for the quarter ended August 30, 2015 and August 24, 2014, included:

	Quarter Ended
In Millions	Aug. 30, 2015	Aug. 24, 2014
Net loss on certain mark-to-market valuation of commodity positions	$(22.3)	$(41.4)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	26.9	(4.8)
Net mark-to-market revaluation of certain grain inventories	(1.9)	(3.0)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$2.7	$(49.2)

As of August 30, 2015, the net notional value of commodity derivatives was $224.6 million, of which $176.1 million related to energy inputs and $48.5 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of August 30, 2015 and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of August 30, 2015, $492.5 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Aug. 30, 2015	May 31, 2015
U.S. commercial paper	$524.0	$432.0
Financial institutions	299.7	183.8
Total	$823.7	$615.8

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 30, 2015:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$—
May 2019	1.0	—
June 2019	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.5	0.2
Total committed and uncommitted credit facilities	$3.4	$0.3

In June 2014, our subsidiary Yoplait SAS entered into a €200.0 million fee-paid committed credit facility that is scheduled to expire in June 2019.

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of August 30, 2015.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $8,858.5 million and $8,610.0 million, respectively, as of August 30, 2015. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Certain of our long-term debt agreements contain restrictive covenants. As of August 30, 2015, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of August 30, 2015, the redemption value of the euro-denominated redeemable interest was $786.6 million.

A subsidiary of Yoplait SAS has entered into an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $71.5 million for the quarter ended August 30, 2015 and $74.2 million for the quarter ended August 24, 2014.

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

The third-party holder of the Class A Interests in our General Mills Cereals, LLC (GMC) consolidated subsidiary receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $251.5 million). The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction. On June 1, 2015, the floating preferred return rate on GMC’s Class A Interests was reset to the sum of three-month LIBOR plus 125 basis points.

Our noncontrolling interests contain restrictive covenants. As of August 30, 2015, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income (loss):

	Quarter Ended					Quarter Ended
	Aug. 30, 2015					Aug. 24, 2014
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$426.6	$2.6	$5.9			$345.2	$1.6	$5.6
Other comprehensive income (loss):
Foreign currency translation	$(149.9)	$—	(149.9)	5.3	2.4	$(60.4)	$—	(60.4)	(11.6)	(20.5)
Other fair value changes:
Securities	(0.1)	—	(0.1)	—	—	0.2	(0.1)	0.1	—	—
Hedge derivatives	13.2	(3.1)	10.1	—	0.2	(0.8)	0.2	(0.6)	—	(0.6)
Reclassification to earnings:
Hedge derivatives (a)	(1.1)	0.6	(0.5)	—	1.2	3.4	(0.6)	2.8	—	0.7
Amortization of losses and prior service costs (b)	49.7	(18.8)	30.9	—	—	38.9	(15.4)	23.5	—	—
Other comprehensive income (loss)	$(88.2)	$(21.3)	(109.5)	5.3	3.8	$(18.7)	$(15.9)	(34.6)	(11.6)	(20.4)
Total comprehensive income (loss)			$317.1	$7.9	$9.7			$310.6	$(10.0)	$(14.8)

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Aug. 30, 2015	May 31, 2015
Foreign currency translation adjustments	$(686.5)	$(536.6)
Unrealized gain (loss) from:
Securities	3.6	3.7
Hedge derivatives	(19.2)	(28.8)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,725.5)	(1,756.1)
Prior service costs	7.4	7.1
Accumulated other comprehensive loss	$(2,420.2)	$(2,310.7)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, restricted stock units, and performance awards, may be granted to employees and non-employee directors. These programs and related accounting are described in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
In Millions	Aug. 30, 2015	Aug. 24, 2014
Compensation expense related to stock-based payments	$32.9	$45.6

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs.

As of August 30, 2015, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance award units was $141.5 million. This expense will be recognized over 24 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
In Millions	Aug. 30, 2015	Aug. 24, 2014
Net cash proceeds	$47.7	$17.5
Intrinsic value of options exercised	$82.2	$18.3

We estimate the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 30, 2015	Aug. 24, 2014
Estimated fair values of stock options granted	$7.24	$7.22
Assumptions:
Risk-free interest rate	2.4%	2.6%
Expected term	8.5 years	8.5 years
Expected volatility	17.6%	17.5%
Dividend yield	3.2%	3.0%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 31, 2015	39,077.2	$34.35
Granted	1,930.2	55.72
Exercised	(2,748.2)	28.08
Forfeited or expired	(12.0)	49.17
Outstanding as of Aug. 30, 2015	38,247.2	$35.87	4.63	$813.1
Exercisable as of Aug. 30, 2015	28,026.1	$31.59	3.40	$715.8

Information on restricted stock and performance award unit activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 31, 2015	6,235.6	$46.44	237.0	$44.84
Granted	1,142.7	55.83	63.6	55.83
Vested	(1,625.2)	47.48	(62.0)	39.74
Forfeited	(77.3)	48.20	(13.7)	51.85
Non-vested as of Aug. 30, 2015	5,675.8	$48.01	224.9	$48.29

The total grant-date fair value of restricted stock unit awards that vested in the quarter ended August 30, 2015 was $79.8 million, and restricted stock units with a grant-date fair value of $98.9 million vested in the quarter ended August 24, 2014.

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
In Millions, Except per Share Data	Aug. 30, 2015	Aug. 24, 2014
Net earnings attributable to General Mills	$426.6	$345.2

Average number of common shares - basic EPS	601.7	612.6
Incremental share effect from: (a)
Stock options	10.4	12.1
Restricted stock, restricted stock units, and other	3.4	4.4
Average number of common shares - diluted EPS	615.5	629.1

Earnings per share - basic	$0.71	$0.56
Earnings per share - diluted	$0.69	$0.55

(a)	Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended
In Millions	Aug. 30, 2015	Aug. 24, 2014
Anti-dilutive stock options and restricted stock units	2.4	1.5

(12) Share Repurchases

During the first quarter of fiscal 2016, we repurchased 2.7 million shares of common stock for an aggregate purchase price of $152.1 million. During the first quarter of fiscal 2015, we repurchased 8.8 million shares of common stock with an aggregate purchase price of $462.5 million which includes 0.4 million shares that did not settle until the second quarter of fiscal 2015 with an aggregate price of $23.7 million.

(13) Statements of Cash Flows

During the quarter ended August 30, 2015, we made net cash interest payments of $123.4 million, compared to $119.0 million in the same period last year. Also, in the quarter ended August 30, 2015, we made net income tax payments of $9.7 million, compared to $60.5 million in the same period last year.

(14) Retirement and Postemployment Benefits

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 30, 2015	Aug. 24, 2014	Aug. 30, 2015	Aug. 24, 2014	Aug. 30, 2015	Aug. 24, 2014
Service cost	$33.7	$34.4	$4.8	$5.6	$1.9	$1.9
Interest cost	67.0	62.5	11.0	11.8	1.0	1.1
Expected return on plan assets	(124.3)	(119.3)	(11.6)	(10.0)	—	—
Amortization of losses	47.4	35.4	1.7	1.2	0.2	0.2
Amortization of prior service costs (credits)	1.2	1.9	(1.4)	(0.4)	0.6	0.6
Other adjustments	—	—	—	—	3.2	3.1
Net expense	$25.0	$14.9	$4.5	$8.2	$6.9	$6.9

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

Our operating segment results were as follows:

	Quarter Ended
In Millions	Aug. 30, 2015	Aug. 24, 2014
Net sales:
U.S. Retail	$2,531.2	$2,444.3
International	1,199.0	1,351.1
Convenience Stores and Foodservice	477.7	473.0
Total	$4,207.9	$4,268.4
Operating profit:
U.S. Retail	$629.7	$457.2
International	117.0	146.0
Convenience Stores and Foodservice	79.8	87.3
Total segment operating profit	826.5	690.5
Unallocated corporate items	83.1	119.0
Restructuring, impairment, and other exit costs	60.1	14.0
Operating profit	$683.3	$557.5

(16) New Accounting Pronouncements

In the first quarter of fiscal 2016, we elected to adopt new accounting requirements for classification of debt issuance costs presented in the balance sheet as a direct reduction from the carrying amount of the debt liability. This presentation change has been implemented retroactively. The adoption of this guidance did not have a material impact on our results of operations or financial position.

(17) Subsequent Events

After the end of the first quarter of fiscal 2016, we reached a definitive agreement to sell our Green Giant business in our U.S. Retail segment and a portion of the business in our International segment for $765 million in cash, subject to an inventory adjustment at closing. We expect this transaction to close, subject to regulatory approval, in fiscal 2016. We expect to record a gain on the sale of this business during the quarter in which the transaction closes. The assets we expect to sell are currently reported in our Consolidated Balance Sheet as follows:

In Millions	Aug. 30, 2015
Inventories	$223.4
Land, buildings, and equipment	27.0
Goodwill	252.1
Other intangible assets	121.5
Total assets held for sale	$624.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in the “Glossary” section below.

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter Results

For the first quarter of fiscal 2016, net sales declined 1 percent to $4,208 million and increased 4 percent on a constant-currency basis compared to the same period last year. Total segment operating profit was $826 million, 20 percent higher than the first quarter of fiscal 2015 and 23 percent higher on a constant-currency basis. Net earnings attributable to General Mills were $427 million in the first quarter of fiscal 2016, up 24 percent from $345 million last year, and we reported diluted earnings per share (EPS) of $0.69 in the first quarter of fiscal 2016, up 25 percent from $0.55 last year. These results include restructuring charges, project-related costs, and the mark-to-market valuation of certain commodity positions and grain inventories. Diluted EPS excluding these items affecting comparability totaled $0.79 in the first quarter of fiscal 2016, up 30 percent from $0.61 in the same period last year. Diluted EPS excluding certain items affecting comparability on a constant-currency basis increased 36 percent compared to the first quarter of fiscal 2015 (see the “Non-GAAP Measures” section below for our use of these measures not defined by GAAP).

Net sales declined 1 percent to $4,208 million for the first quarter of fiscal 2016 compared to $4,268 million in the same period last year. Components of net sales growth are shown in the following table:

First Quarter of Fiscal 2016 vs. First Quarter of Fiscal 2015	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	1pt	4pts	1pt	2pts
Net price realization and mix	3pts	1pt	Flat	2pts
Foreign currency exchange	NA	(16)pts	NM	(5)pts
Net sales growth	4pts	(11)pts	1pt	(1)pt

(a)	Measured in tons based on the stated weight of our product shipments.

The acquisition of Annie’s, Inc. (Annie’s) added 2 percentage points of net sales growth, reflecting 1 percentage point of growth from volume and 1 percentage point of favorable net price realization and mix.

Cost of sales decreased $176 million from the first quarter of fiscal 2015 to $2,653 million. The decrease included a $208 million decrease attributable to product mix. We recorded a $3 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the first quarter of fiscal 2016 compared to a net increase of $49 million in the first quarter of fiscal 2015. These decreases were partially offset by a $49 million increase in cost of sales attributable to higher volume in the first quarter of fiscal 2016. We also recorded $22 million of restructuring charges in cost of sales in the first quarter of fiscal 2016.

We expect to incur approximately $71 million of restructuring initiative project-related cash costs and recorded $13 million of these costs in cost of sales in the first quarter of fiscal 2016 (Please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Selling, general, and administrative (SG&A) expenses decreased $56 million to $811 million in the first quarter of fiscal 2016 compared to the same period in fiscal 2015. The decrease in SG&A expenses primarily reflects savings from Project Catalyst and our other cost management initiatives, and a 5 percentage point decrease in media and advertising expense. SG&A expenses as a percent of net sales in the first quarter of fiscal 2016 decreased 100 basis points compared with the first quarter of fiscal 2015.

Restructuring, impairment, and other exit costs totaled $60 million in the first quarter of fiscal 2016 compared to $14 million in the same period last year.

Total charges associated with our restructuring initiatives recognized in the first quarter of fiscal 2016 consisted of the following:

	As Reported				Estimated
	Quarter Ended Aug. 30, 2015		Fiscal Year Ended May. 31, 2015		Future		Total
In Millions	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Savings (b)
Compass	$51.5	$8.6	$—	$—	$8	$47	$59	$56
Total Century (a)	30.2	5.8	181.8	12.0	88	104	300	122
Catalyst	0.2	19.7	148.4	45.0	—	53	148	118
Combination of certain operational facilities	—	0.2	13.9	6.5	1	7	15	14
Other	—	—	(0.6)	0.1	—	—	—	—
Total restructuring charges	81.9	34.3	343.5	63.6	97	211	522	310
Project-related costs	13.1	12.2	13.2	9.7	45	49	71	71
Restructuring charges and project-related costs	$95.0	$46.5	$356.7	$73.3	$142	$260	$593	$381	$400

(a)	Includes $21.8 million of restructuring charges recorded in cost of sales during fiscal 2016.

(b)	Cumulative annual savings estimated by fiscal 2017. Includes savings from SG&A cost reduction projects.

For further information on these restructuring actions, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the first quarter of fiscal 2016 totaled $75 million, a $3 million decrease from the same period of fiscal 2015. The average interest rate decreased 47 basis points, including the effect of the mix of debt, generating a $10 million decrease in net interest. Average interest bearing instruments increased $742 million, generating a $7 million increase in net interest.

The effective tax rate for the first quarter of fiscal 2016 was 32.7 percent compared to 31.8 percent for the first quarter of fiscal 2015. The 0.9 percentage point increase was primarily due to changes in the mix of earnings by country, including the impact of restructuring charges.

After-tax earnings from joint ventures of $26 million essentially matched year-ago levels, as unfavorable foreign currency exchange was offset by favorable input costs and a decrease in SG&A expenses for Cereal Partners Worldwide (CPW), and favorable net price realization and mix for Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures grew 16% (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP). The change in net sales for each joint venture is set forth in the following table:

	Quarter Ended Aug. 30, 2015
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
CPW	(19)%	(17	)pts	(2)%
HDJ	(10)	(19)		9%
Joint Ventures	(17)%	(17	)pts	Flat

The components of our joint ventures’ net sales growth are shown in the following table:

First Quarter of Fiscal 2016 vs. First Quarter of Fiscal 2015	CPW	HDJ
Contributions from volume growth (a)	(1)pt	2pts
Net price realization and mix	(1)pt	7pts
Foreign currency exchange	(17)pts	(19)pts
Net sales growth	(19)pts	(10)pts

(a)	Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding decreased by 14 million in the first quarter of fiscal 2016 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

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

Net sales for the U.S. Retail segment were $2,531 million for the quarter ended August 30, 2015, 4 percent higher than $2,444 million in the same period last year. The components of U.S. Retail net sales growth are shown in the following table:

Quarter Ended
Aug. 30, 2015
Contributions from volume growth (a)	1pt
Net price realization and mix	3pts
Net sales growth	4pts

(a)	Measured in tons based on the stated weight of our product shipments.

The acquisition of Annie’s added 3 percentage points of net sales growth, reflecting 2 percentage points of growth from volume and 1 percentage point of favorable net price realization and mix, in the first quarter of fiscal 2016.

U.S. Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended
Aug. 30, 2015
Cereal	6%
Meals	6
Yogurt	4
Snacks	2
Baking Products	Flat
Total	4%

Segment operating profit increased 38 percent to $630 million in the first quarter of fiscal 2016 compared to $457 million in the same period last year. The increase was primarily driven by high levels of promotional expense in the first quarter of fiscal 2015, a decrease in SG&A expenses, and lower supply chain costs.

International Segment Results

Net sales for the International segment were $1,199 million for the quarter ended August 30, 2015, 11 percent lower than $1,351 million in the same period last year. The components of International net sales growth are shown in the following table:

Quarter Ended
Aug. 30, 2015
Contributions from volume growth (a)	4pts
Net price realization and mix	1pt
Foreign currency exchange	(16)pts
Net sales growth	(11)pts

(a)	Measured in tons based on the stated weight of our product shipments

International segment net sales percentage change by region are shown in the following tables:

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
	Quarter Ended Aug. 30, 2015	Quarter Ended Aug. 30, 2015
Europe	(10)%	7%
Canada	(11)	5
Asia/Pacific	Flat	3
Latin America	(26)	3
Total	(11)%	5%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

Segment operating profit decreased 20 percent to $117 million in the first quarter of fiscal 2016 compared to $146 million in the same period of fiscal 2015, primarily driven by unfavorable foreign currency exchange and an increase in SG&A expenses, partially offset by favorable net price realization. International segment operating profit decreased 3 percent on a constant-currency basis in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 (see the “Non-GAAP Measures” section below for our use of this measure).

Convenience Stores and Foodservice Segment Results

Net sales for the Convenience Stores and Foodservice segment were $478 million for the quarter ended August 30, 2015, 1 percent higher than $473 million in the same period last year. The components of Convenience Stores and Foodservice net sales growth are shown in the following table:

Quarter Ended
Aug. 30, 2015
Contributions from volume growth (a)	1pt
Net price realization and mix	Flat
Net sales growth	1pt

(a)	Measured in tons based on the stated weight of our product shipments.

Segment operating profit decreased 9 percent to $80 million in the first quarter of fiscal 2016 compared to $87 million in the same period of fiscal 2015, primarily driven by higher input costs, partially offset by an increase in volume.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $83 million in the first quarter of fiscal 2016 compared to $119 million in the same period in fiscal 2015. In the first quarter of fiscal 2016, we recorded a $3 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $49 million net increase in expense in the first quarter of fiscal 2015. In addition, we recorded $22 million of restructuring charges and $13 million of restructuring initiative project-related costs in the first quarter of fiscal 2016.

Venezuela is a highly inflationary economy and as such, we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (“SICAD 2”) and at that time indicated that it would be the market through which U.S. dollars would be obtained for the remittance of dividends. On February 12, 2015, the Venezuelan government replaced SICAD 2 with a new foreign exchange market mechanism (SIMADI). We expect to be able to access U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In the first quarter of each of fiscal 2016 and fiscal 2015, we recorded an immaterial impact in unallocated corporate items resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. As of August 30, 2015, we had $0.4 million of non-U.S. dollar cash balances in Venezuela.

LIQUIDITY

During the quarter ended August 30, 2015, our operations generated $431 million of cash compared to $329 million in the same period last year. The $102 million increase is primarily due to higher earnings in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.

Cash used by investing activities during the quarter ended August 30, 2015 was $139 million, $58 million less than the same period in fiscal 2015. We made $33 million of net investments in affiliates, primarily CPW, in the first quarter of fiscal 2015. Investments of $147 million in land, buildings, and equipment in the first quarter of fiscal 2016 essentially matched the same period a year ago.

Cash used by financing activities during the quarter ended August 30, 2015 was $157 million compared to $153 million in the same period last year. We had $298 million less net debt issuances in the first quarter of fiscal 2016 than the same period a year ago. We paid $152 million in cash to repurchase common stock and paid $266 million of dividends in the first quarter fiscal 2016 compared to $439 million and $254 million, respectively, in the same period last year.

As of August 30, 2015, we had $417 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and potential acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate earnings from foreign jurisdictions, we intend to do so only in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Aug. 30, 2015	May 31, 2015
Notes payable	$823.7	$615.8
Current portion of long-term debt	1,000.3	1,000.4
Long-term debt	7,609.7	7,575.3
Total debt	9,433.7	9,191.5
Redeemable interest	786.6	778.9
Noncontrolling interests	402.9	396.0
Stockholders’ equity	4,949.1	4,996.7
Total capital	$15,572.3	$15,363.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 30, 2015:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$—
May 2019	1.0	—
June 2019	0.2	0.1

Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.5	0.2
Total committed and uncommitted credit facilities	$3.4	$0.3

The third-party holder of the General Mills Cereals, LLC (GMC) Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate, currently equal to the sum of three-month LIBOR plus 125 basis points, to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $252 million). The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction.

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

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of August 30, 2015, we recorded Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and the fair value of its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. As of August 30, 2015, the redemption value of the redeemable interest was $787 million, which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of August 30, 2015, we were in compliance with all of these covenants.

We have $1,000 million of long-term debt maturing in the next 12 months that is classified as current, including $750 million of floating rate notes due in January 2016 and $250 million of 0.875 percent notes due in January 2016. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the first quarter of fiscal 2016.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. The accounting policies used in preparing our interim fiscal 2016 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of August 30, 2015 are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (FASB) issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019. We do not expect this guidance to have a material impact on our results of operations or financial position.

In August 2015, the FASB issued new accounting requirements for the presentation of certain investments using the net asset value, providing a method to exclude such investments from categorization within the fair value hierarchy and separate disclosure. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We do not expect this guidance to have a material impact on our results of operations or financial position.

In August 2015, the FASB issued new accounting requirements that permits reporting entities with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We do not expect this guidance to have a material impact on our results of operations or financial position.

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

Net sales growth rate on a constant-currency basis is calculated as follows:

	Quarter Ended Aug. 30, 2015
	Percentage Change in Total Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Net Sales on Constant- Currency Basis
Total Net Sales	(1)%	(5	)pts	4%

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Quarter Ended
Per Share Data	Aug. 30, 2015	Aug. 24, 2014	Change
Diluted earnings per share, as reported	$0.69	$0.55	25%
Mark-to-market effects (a)	—	0.05
Restructuring costs (b)	0.09	0.01
Project-related costs (b)	0.01	—
Diluted earnings per share, excluding certain items affecting comparability	$0.79	$0.61	30%
Foreign currency exchange impact			(6)%
Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			36%

(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Total segment operating profit growth rate on a constant-currency basis is calculated as follows:

	Quarter Ended Aug. 30, 2015
	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Segment Operating Profit on Constant-Currency Basis
Total Segment Operating Profit	20%	(3	)pts	23%

Constant-Currency After-tax Earnings from Joint Ventures Growth Rate

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our joint ventures by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

	Quarter Ended Aug. 30, 2015
	Percentage Change in After-tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange		Percentage Change in After-tax Earnings from Joint Ventures on Constant-Currency Basis
Total Joint Ventures	(1)%	(17	)pts	16%

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

	Quarter Ended Aug. 30, 2015
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Europe	(10)%	(17	)pts	7%
Canada	(11)	(16)		5
Asia/Pacific	Flat	(3)		3
Latin America	(26)	(29)		3
Total International	(11)%	(16	)pts	5%

Constant-Currency International Segment Operating Profit Growth Rate

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of the International segment by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

	Quarter Ended Aug. 30, 2015
	Percentage Change in Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Segment Operating Profit on Constant- Currency Basis
International Segment Operating Profit	(20)%	(17	)pts	(3)%

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

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our current expectations and assumptions. We also may make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders.

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

Our future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, tax rates, or the availability of capital; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in the legal and regulatory environment, including labeling and advertising regulations and litigation; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in consumer demand for our products; effectiveness of advertising, marketing, and promotional programs; changes in consumer behavior, trends, and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, and energy; disruptions or inefficiencies in the supply chain; effectiveness of restructuring and cost saving initiatives; volatility in the market value of derivatives used to manage price risk for certain commodities; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; failure or breach of our information technology systems; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of August 30, 2015 was $29 million and $4 million, respectively. During the quarter ended August 30, 2015, the interest rate value-at-risk increased by $4 million while the commodity value-at-risk was flat compared to this measure as of May 31, 2015. The value-at-risk for interest rate instruments increased due to higher volatility, while value-at-risk for commodity positions was flat due to higher volatility offsetting decreased notional amounts of commodity transactions. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended August 30, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
June 1, 2015-
July 5, 2015	4,646	$56.29	4,646	86,482,882
July 6, 2015-
August 2, 2015	1,424,643	56.96	1,424,643	85,058,239
August 3, 2015-
August 30, 2015	1,280,733	55.26	1,280,733	83,777,506
Total	2,710,022	$56.16	2,710,022	83,777,506

(a)	The total number of shares purchased includes: (i) shares purchased on the open market; and (ii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 30, 2015, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date September 23, 2015	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller
(Principal Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 30, 2015, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.