Form 10-Q
period 2015-11-29
GENERAL MILLS INC
filed 2015-12-17
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 29, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of December 9, 2015: 593,345,187 (excluding 161,268,141 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and six-month periods ended November 29, 2015 and November 23, 2014	3
	Consolidated Statements of Comprehensive Income for the quarterly and six-month periods November 29, 2015 and November 23, 2014	4
	Consolidated Balance Sheets as of November 29, 2015, and May 31, 2015	5
	Consolidated Statements of Total Equity and Redeemable Interest for the six-month period ended November 29, 2015 and the fiscal year ended May 31, 2015	6
	Consolidated Statements of Cash Flows for the six-month periods ended November 29, 2015 and November 23, 2014	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	43

Signatures		44

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Six-Month Period Ended
	Nov. 29, 2015	Nov. 23, 2014	Nov. 29, 2015	Nov. 23, 2014
Net sales	$4,424.9	$4,712.2	$8,632.8	$8,980.6

Cost of sales	2,884.3	3,093.1	5,537.6	5,922.8

Selling, general, and administrative expenses	772.7	845.5	1,583.9	1,712.7

Divestiture (gain)	(199.1)	—	(199.1)	—

Restructuring, impairment, and other exit costs	61.3	214.6	121.4	228.6

Operating profit	905.7	559.0	1,589.0	1,116.5

Interest, net	73.8	77.3	149.1	155.8

Earnings before income taxes and after-tax earnings from joint ventures	831.9	481.7	1,439.9	960.7

Income taxes	311.5	153.4	510.1	306.0

After-tax earnings from joint ventures	23.2	27.1	48.9	53.1

Net earnings, including earnings attributable to redeemable and noncontrolling interests	543.6	355.4	978.7	707.8

Net earnings attributable to redeemable and noncontrolling interests	14.1	9.3	22.6	16.5

Net earnings attributable to General Mills	$529.5	$346.1	$956.1	$691.3

Earnings per share - basic	$0.88	$0.58	$1.59	$1.14

Earnings per share - diluted	$0.87	$0.56	$1.56	$1.11

Dividends per share	$0.44	$0.41	$0.88	$0.82

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Six-Month Period Ended
	Nov. 29, 2015	Nov. 23, 2014	Nov. 29, 2015	Nov. 23, 2014
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$543.6	$355.4	$978.7	$707.8

Other comprehensive loss, net of tax:

Foreign currency translation	(70.3)	(297.3)	(212.5)	(389.8)

Other fair value changes:

Securities	0.1	0.2	—	0.3

Hedge derivatives	0.1	5.8	10.4	4.6

Reclassification to earnings:

Hedge derivatives	(0.3)	1.8	0.4	5.3

Amortization of losses and prior service costs	35.9	29.5	66.8	53.0

Other comprehensive loss, net of tax	(34.5)	(260.0)	(134.9)	(326.6)

Total comprehensive income	509.1	95.4	843.8	381.2

Comprehensive loss attributable to redeemable and noncontrolling interests	(33.6)	(66.0)	(16.0)	(90.8)

Comprehensive income attributable to General Mills	$542.7	$161.4	$859.8	$472.0

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Nov. 29, 2015	May 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$649.8	$334.2
Receivables	1,461.3	1,386.7
Inventories	1,455.0	1,540.9
Deferred income taxes	98.6	100.1
Prepaid expenses and other current assets	382.9	423.8

Total current assets	4,047.6	3,785.7

Land, buildings, and equipment	3,588.4	3,783.3
Goodwill	8,602.1	8,874.9
Other intangible assets	4,471.0	4,677.0
Other assets	879.6	811.2

Total assets	$21,588.7	$21,932.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,704.1	$1,684.0
Current portion of long-term debt	1,100.2	1,000.4
Notes payable	306.7	615.8
Other current liabilities	1,858.4	1,589.9

Total current liabilities	4,969.4	4,890.1

Long-term debt	7,416.6	7,575.3
Deferred income taxes	1,508.3	1,550.3
Other liabilities	1,711.8	1,744.8

Total liabilities	15,606.1	15,760.5

Redeemable interest	817.4	778.9

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,155.4	1,296.7
Retained earnings	12,416.0	11,990.8
Common stock in treasury, at cost, shares of 161.3 and 155.9	(6,442.9)	(6,055.6)
Accumulated other comprehensive loss	(2,407.0)	(2,310.7)

Total stockholders’ equity	4,797.0	4,996.7

Noncontrolling interests	368.2	396.0

Total equity	5,165.2	5,392.7

Total liabilities and equity	$21,588.7	$21,932.1

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 25, 2014	754.6	$75.5	$1,231.8	(142.3)	$(5,219.4)	$11,787.2	$(1,340.3)	$470.6	$7,005.4	$984.1
Total comprehensive income (loss)						1,221.3	(970.4)	(70.0)	180.9	(122.9)
Cash dividends declared ($1.67 per share)						(1,017.7)			(1,017.7)
Shares purchased				(22.3)	(1,161.9)				(1,161.9)
Stock compensation plans (includes income tax benefits of $74.6)			(38.1)	8.7	325.7				287.6
Unearned compensation related to restricted stock unit awards			(80.8)						(80.8)
Earned compensation			111.1						111.1
Decrease in redemption value of redeemable interest			83.2						83.2	(83.2)
Addition of noncontrolling interest								20.7	20.7
Acquisition of interest in subsidiary			(10.5)					0.6	(9.9)
Distributions to noncontrolling and redeemable interest holders								(25.9)	(25.9)	0.9
Balance as of May 31, 2015	754.6	75.5	1,296.7	(155.9)	(6,055.6)	11,990.8	(2,310.7)	396.0	5,392.7	778.9
Total comprehensive income (loss)						956.1	(96.3)	(5.7)	854.1	(10.3)
Cash dividends declared ($0.88 per share)						(530.9)			(530.9)
Shares purchased			(11.7)	(9.5)	(537.3)				(549.0)
Stock compensation plans (includes income tax benefits of $44.7)			(15.3)	4.1	150.0				134.7
Unearned compensation related to restricted stock unit awards			(60.4)						(60.4)
Earned compensation			50.0						50.0
Increase in redemption value of redeemable interest			(103.9)						(103.9)	103.9
Distributions to noncontrolling and redeemable interest holders								(22.1)	(22.1)	(55.1)
Balance as of Nov. 29, 2015	754.6	$75.5	$1,155.4	(161.3)	$(6,442.9)	$12,416.0	$(2,407.0)	$368.2	$5,165.2	$817.4

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Six-Month Period Ended
	Nov. 29, 2015	Nov. 23, 2014
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$978.7	$707.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	292.5	290.4
After-tax earnings from joint ventures	(48.9)	(53.1)
Distributions of earnings from joint ventures	28.6	28.9
Stock-based compensation	52.7	64.9
Deferred income taxes	(32.7)	13.2
Tax benefit on exercised options	(44.7)	(26.8)
Pension and other postretirement benefit plan contributions	(22.7)	(24.4)
Pension and other postretirement benefit plan costs	58.9	46.0
Divestiture (gain)	(199.1)	—
Restructuring, impairment, and other exit costs	89.8	236.6
Changes in current assets and liabilities, excluding the effects of acquisitions and divestiture	57.0	(414.4)
Other, net	(54.1)	(5.9)

Net cash provided by operating activities	1,156.0	863.2

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(293.5)	(317.6)
Acquisitions, net of cash acquired	—	(822.3)
Investments in affiliates, net	11.7	(32.3)
Proceeds from disposal of land, buildings, and equipment	1.2	1.1
Proceeds from divestiture	822.7	—
Other, net	(19.1)	(0.1)

Net cash provided (used) by investing activities	523.0	(1,171.2)

Cash Flows - Financing Activities
Change in notes payable	(293.7)	922.3
Issuance of long-term debt	—	1,274.5
Payment of long-term debt	(0.3)	(393.3)
Proceeds from common stock issued on exercised options	64.5	35.9
Tax benefit on exercised options	44.7	26.8
Purchases of common stock for treasury	(549.0)	(968.8)
Dividends paid	(530.9)	(503.2)
Distributions to noncontrolling and redeemable interest holders	(77.2)	(20.5)
Other, net	0.1	(4.0)

Net cash provided (used) by financing activities	(1,341.8)	369.7

Effect of exchange rate changes on cash and cash equivalents	(21.6)	(34.5)

Increase in cash and cash equivalents	315.6	27.2
Cash and cash equivalents - beginning of year	334.2	867.3

Cash and cash equivalents - end of period	$649.8	$894.5

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions and divestiture:
Receivables	$(109.9)	$(248.8)
Inventories	(196.2)	(309.6)
Prepaid expenses and other current assets	18.6	(6.6)
Accounts payable	56.3	139.7
Other current liabilities	288.2	10.9

Changes in current assets and liabilities	$57.0	$(414.4)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter and six-months ended November 29, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2016.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K.

(2) Acquisition and Divestiture

During the second quarter of fiscal 2016, we sold our North American Green Giant product lines for $822.7 million in cash, and we recorded a pre-tax gain of $199.1 million. We received net cash proceeds of $788.0 million after transaction related costs. After the divestiture we retained a brand intangible asset on our Consolidated Balance Sheets of $30.1 million related to our continued use of the Green Giant brand in certain markets outside of North America.

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

(3) Restructuring Initiatives

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges related to these activities were as follows:

	Quarter Ended Nov. 29, 2015						Quarter Ended Nov. 23, 2014
In Millions	Severance	Asset Write- offs	Pension Related	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Pension Related	Accelerated Depreciation	Other	Total
Project Compass	$2.2	$—	$(0.2)	$—	$0.1	$2.1	$—	$—	$—	$—	$—	$—
Project Century	25.8	10.1	19.1	21.2	4.8	81.0	21.7	32.6	15.6	12.6	6.4	88.9
Project Catalyst	—	—	—	—	—	—	145.0	—	—	—	—	145.0
Combination of certain operational facilities	—	—	—	—	—	—	(0.1)	—	—	—	—	(0.1)
Charges associated with restructuring actions previously announced	—	—	—	—	—	—	(0.6)	—	—	—	—	(0.6)
Total	$28.0	$10.1	$18.9	$21.2	$4.9	$83.1	$166.0	$32.6	$15.6	$12.6	$6.4	$233.2

	Six-Month Period Ended Nov. 29, 2015						Six-Month Period Ended Nov. 23, 2014
In Millions	Severance	Asset Write- offs	Pension Related	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Pension Related	Accelerated Depreciation	Other	Total
Project Compass	$47.1	$—	$(0.2)	$—	$6.7	$53.6	$—	$—	$—	$—	$—	$—
Project Century	28.1	12.5	19.1	42.6	8.9	111.2	21.7	32.6	15.6	12.6	6.4	88.9
Project Catalyst	0.2	—	—	—	—	0.2	145.0	—	—	—	—	145.0
Combination of certain operational facilities	—	—	—	—	—	—	13.0	0.7	—	—	0.2	13.9
Charges associated with restructuring actions previously announced	—	—	—	—	—	—	(0.6)	—	—	—	—	(0.6)
Total	$75.4	$12.5	$18.9	$42.6	$15.6	$165.0	$179.1	$33.3	$15.6	$12.6	$6.6	$247.2

In the first quarter of fiscal 2016, we approved Project Compass, a restructuring plan designed to enable our International segment to accelerate long-term growth through increased organizational effectiveness and reduced administrative expense. In connection with this project, we expect to eliminate approximately 725 to 775 positions. We expect to incur approximately $62 to $65 million of net expenses relating to this action of which approximately $61 million will be cash. We recorded $2.1 million of restructuring charges in the second quarter of fiscal 2016 and $53.6 million in the six-month period ended November 29, 2015 relating to this action. We expect this action to be completed by the end of fiscal 2017.

Project Century (Century) began in fiscal 2015 as a review of our North American manufacturing and distribution network to streamline operations and identify potential capacity reductions. In the second quarter of fiscal 2016, we broadened the scope of Project Century to identify opportunities to streamline our supply chain outside of North America. As part of the expanded project, we notified employees and their representatives of the proposal, pending consultation, to close the dough and dry mix manufacturing facility in our International segment supply chain located in Berwick, United Kingdom. If implemented, this action would affect approximately 265 positions. We would expect, subject to the proposal proceeding, to incur total restructuring charges of approximately $46 to $51 million, including approximately $10 million of severance expense and $36 million to $41 million of other charges, primarily fixed asset write-offs. These expenses include cash charges of approximately $21 million. We would expect to record approximately $24 to $29 million pre-tax of restructuring charges in the third quarter of fiscal 2016 and we would expect these actions to be completed by the end of fiscal 2017.

As part of Century, in the second quarter of fiscal 2016, we notified the employees and their representatives of our decision to close our pasta manufacturing facility in East Tamaki, New Zealand in our International segment supply chain. This action will affect approximately 20 positions, and we expect to incur less than $1 million of net expenses relating to this action, most of which will be cash. We recorded $0.4 million of restructuring charges in the second quarter of fiscal 2016 relating to this action. We expect these actions to be completed by the end of fiscal 2017.

As part of Century, in the first quarter of fiscal 2016, we notified the union member employees and union representatives at our West Chicago, Illinois facility of our decision to close this cereal and dry dinner manufacturing plant in our U.S. Retail segment supply chain. This action will affect approximately 500 positions, and we expect to incur approximately $123 million of net expenses relating to this action, of which approximately $55 million will be cash. We recorded $64.0 million of restructuring charges in the second quarter of fiscal 2016 and the six-month period ended November 29, 2015 relating to this action. We expect this action to be completed by the end of fiscal 2019.

As part of Century, in the first quarter of fiscal 2016, we notified the employees at our snacks manufacturing facility in Joplin, Missouri of our decision to close this plant in our U.S. Retail segment supply chain. This action will affect approximately 120 positions, and we expect to incur approximately $12 million of net expenses relating to this action, of which approximately $5 million will be cash. We recorded $2.9 million of restructuring charges in the second quarter of fiscal 2016 and $7.8 million in the six-month period ended November 29, 2015 relating to this action. We expect this action to be completed by the end of fiscal 2018.

As part of Century, in the second quarter of fiscal 2015, we approved a restructuring plan to consolidate yogurt manufacturing capacity and exit our Methuen, Massachusetts facility in our U.S. Retail segment and Convenience Stores and Foodservice segment supply chains. This action will affect approximately 250 positions. We expect to incur approximately $65 million of net expenses relating to this action of which approximately $14 million will be cash. We recorded $3.3 million of restructuring charges in the second quarter of fiscal 2016 and $15.2 million in the six-month period ended November 29, 2015 relating to this action. We recorded $25.7 million of restructuring charges in the quarter and six-month periods ended November 23, 2014 relating to this action. We expect this action to be completed by the end of fiscal 2016.

As part of Century, in the second quarter of fiscal 2015, we approved a restructuring plan to eliminate excess cereal and dry mix capacity and exit our Lodi, California facility in our U.S. Retail supply chain. This action will affect approximately 430 positions. We expect to incur approximately $102 million of net expenses relating to this action of which approximately $38 million will be cash. We recorded $7.9 million of restructuring charges in the second quarter of fiscal 2016 and $17.0 million in the six-month period ended November 29, 2015 relating to this action. We recorded $44.8 million of restructuring charges in the quarter and six-month periods ended November 23, 2014 relating to this action. We expect this action to be completed by the end of fiscal 2016.

In addition, we recorded restructuring charges of $2.5 million in the second quarter of fiscal 2016, $6.8 million in the six-month period ended November 29, 2015, and $18.4 million in the quarter and six-month period ended November 23, 2014 relating to other Century actions previously announced.

During the second quarter of fiscal 2015, we approved Project Catalyst, a restructuring plan to increase organizational effectiveness and reduce overhead expense. In connection with this project, we expect to eliminate approximately 800 positions primarily in the United States. We expect to incur approximately $149 million of net expenses relating to these actions of which approximately $118 million will be cash. We recorded $0.2 million of restructuring charges in the six-month period ended November 29, 2015 relating to these actions. These actions were largely completed in fiscal 2015.

During the first quarter of fiscal 2015, we approved a plan to combine certain Yoplait and General Mills operational facilities within our International segment to increase efficiencies and reduce costs. This action will affect approximately 240 positions. We expect to incur approximately $15 million of net expenses relating to this action of which approximately $12 million will be cash. We expect this action to be completed in fiscal 2017.

During the six-month period ended November 29, 2015, we paid $75.2 million in cash relating to restructuring initiatives.

In addition to restructuring charges, we expect to incur approximately $105 million of additional project-related costs, which will be recorded in cost of sales, all of which will be cash. We recorded project-related costs in cost of sales of $16.2 million in the second quarter of fiscal 2016 and $29.3 million in the six-month period ended November 29, 2015.

Restructuring charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 29, 2015	Nov. 23, 2014	Nov. 29, 2015	Nov. 23, 2014
Cost of sales	$21.8	$18.6	$43.6	$18.6
Restructuring, impairment, and other exit costs	61.3	214.6	121.4	228.6
Total restructuring charges	83.1	233.2	165.0	247.2

Project-related costs classified in cost of sales	$16.2	$—	$29.3	$—

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 31, 2015	$118.6	$0.6	$1.6	$120.8
Fiscal 2016 charges, including foreign currency translation	72.5	1.5	4.1	78.1
Utilized in fiscal 2016	(59.2)	(0.4)	(4.1)	(63.7)
Reserve balance as of Nov. 29, 2015	$131.9	$1.7	$1.6	$135.2

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Nov. 29, 2015	May 31, 2015
Goodwill	$8,602.1	$8,874.9
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,083.0	4,262.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	524.8	544.0
Less accumulated amortization	(136.8)	(129.1)
Intangible assets subject to amortization, net	388.0	414.9
Other intangible assets	4,471.0	4,677.0
Total	$13,073.1	$13,551.9

Based on the carrying value of finite-lived intangible assets as of November 29, 2015, annual amortization expense for each of the next five fiscal years is estimated to be approximately $27 million.

The changes in the carrying amount of goodwill during fiscal 2016 were as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice	Joint Ventures	Total
Balance as of May 31, 2015	$6,419.0	$1,133.3	$921.1	$401.5	$8,874.9
Divestiture	(180.2)	(4.3)	—	—	(184.5)
Other activity, primarily foreign currency translation	—	(74.0)	—	(14.3)	(88.3)
Balance as of Nov. 29, 2015	$6,238.8	$1,055.0	$921.1	$387.2	$8,602.1

The changes in the carrying amount of other intangible assets during fiscal 2016 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 31, 2015	$3,311.9	$1,301.5	$63.6	$4,677.0
Divestiture	(119.4)	—	—	(119.4)
Other activity, primarily foreign currency translation	(1.8)	(84.7)	(0.1)	(86.6)
Balance as of Nov. 29, 2015	$3,190.7	$1,216.8	$63.5	$4,471.0

During the second quarter of fiscal 2016, we changed the date of our annual goodwill and indefinite-lived intangible asset impairment assessment from the first day of the third quarter to the first day of the second quarter to more closely align with the timing of our annual long range planning process. As of our fiscal 2016 assessment date, there was no impairment of any of our goodwill or indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values, except for the Mountain High and Uncle Toby’s brand assets. The excess fair value above the carrying value of these brand assets is as follows:

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Mountain High	$35.4	20%
Uncle Toby’s	$52.2	11%

We will continue to monitor these businesses for potential impairment.

(5) Inventories

The components of inventories were as follows:

In Millions	Nov. 29, 2015	May 31, 2015
Raw materials and packaging	$394.2	$390.8
Finished goods	1,183.8	1,268.6
Grain	112.1	95.7
Excess of FIFO over LIFO cost	(235.1)	(214.2)
Total	$1,455.0	$1,540.9

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

Unallocated corporate items for the quarters and six-month periods ended November 29, 2015 and November 23, 2014 included:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 29, 2015	Nov. 23, 2014	Nov. 29, 2015	Nov. 23, 2014
Net loss on certain mark-to-market valuation of commodity positions	$(31.7)	$(40.2)	$(54.0)	$(81.6)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	35.2	32.8	62.1	28.0
Net mark-to-market revaluation of certain grain inventories	4.2	2.3	2.3	(0.7)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$7.7	$(5.1)	$10.4	$(54.3)

As of November 29, 2015, the net notional value of commodity derivatives was $319.1 million, of which $194.9 million related to energy inputs and $124.2 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of November 29, 2015 and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 29, 2015, $519.7 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Nov. 29, 2015	May 31, 2015
U.S. commercial paper	$60.0	$432.0
Financial institutions	246.7	183.8
Total	$306.7	$615.8

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 29, 2015:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$—
May 2019	1.0	—
June 2019	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.4	0.2
Total committed and uncommitted credit facilities	$3.3	$0.3

In June 2014, our subsidiary Yoplait SAS entered into a €200.0 million fee-paid committed credit facility that is scheduled to expire in June 2019.

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of November 29, 2015.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $8,800.6 million and $8,516.8 million, respectively, as of November 29, 2015. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In April 2015, we issued €500.0 million principal amount of 1.0 percent fixed-rate notes due April 27, 2023 and €400.0 million principal amount of 1.5 percent fixed-rate notes due April 27, 2027. Interest on the notes is payable annually in arrears. We may redeem the notes in whole, or in part, at the applicable redemption price at any time. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used for general corporate purposes and to reduce our commercial paper borrowings.

In March 2015, we repaid $750.0 million of 5.2 percent fixed-rate notes.

In October 2014, we issued $500.0 million aggregate principal amount of 1.4 percent fixed-rate notes due October 20, 2017 and $500.0 million aggregate principal amount of 2.2 percent fixed-rate notes due October 21, 2019. Interest on the notes is payable semi-annually in arrears. We may redeem the notes in whole, or in part, at the applicable redemption price at any time. The notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to fund our acquisition of Annie’s and for general corporate purposes.

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

Certain of our long-term debt agreements contain restrictive covenants. As of November 29, 2015, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of November 29, 2015, the redemption value of the euro-denominated redeemable interest was $817.4 million.

A subsidiary of Yoplait SAS has entered into an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $107.6 million for the six-month period ended November 29, 2015 and $148.7 million for the six-month period ended November 23, 2014.

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

Our noncontrolling interests contain restrictive covenants. As of November 29, 2015, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income (loss):

	Quarter Ended					Quarter Ended
	Nov. 29, 2015					Nov. 23, 2014
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$529.5	$3.9	$10.2			$346.1	$4.0	$5.3
Other comprehensive income (loss):
Foreign currency translation	$(22.8)	$—	(22.8)	(17.5)	(30.0)	$(221.7)	$—	(221.7)	(26.0)	(49.6)
Other fair value changes:
Securities	0.1	—	0.1	—	—	0.4	(0.2)	0.2	—	—
Hedge derivatives	2.1	(1.1)	1.0	—	(0.9)	7.9	(1.7)	6.2	—	(0.4)
Reclassification to earnings:
Hedge derivatives (a)	(1.2)	0.2	(1.0)	—	0.7	1.4	(0.3)	1.1	—	0.7
Amortization of losses and prior service costs (b)	57.7	(21.8)	35.9	—	—	47.4	(17.9)	29.5	—	—
Other comprehensive income (loss):	$35.9	$(22.7)	13.2	(17.5)	(30.2)	$(164.6)	$(20.1)	(184.7)	(26.0)	(49.3)
Total comprehensive income (loss)			$542.7	$(13.6)	$(20.0)			$161.4	$(22.0)	$(44.0)

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Six-Month Period Ended					Six-Month Period Ended
	Nov. 29, 2015					Nov. 23, 2014
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$956.1	$6.5	$16.1			$691.3	$5.6	$10.9
Other comprehensive loss:
Foreign currency translation	$(172.7)	$—	(172.7)	(12.2)	(27.6)	$(282.1)	$—	(282.1)	(37.6)	(70.1)
Other fair value changes:
Securities	—	—	—	—	—	0.6	(0.3)	0.3	—	—
Hedge derivatives	15.3	(4.2)	11.1	—	(0.7)	7.1	(1.5)	5.6	—	(1.0)
Reclassification to earnings:
Hedge derivatives (a)	(2.3)	0.8	(1.5)	—	1.9	4.8	(0.9)	3.9	—	1.4
Amortization of losses and prior service costs (b)	107.4	(40.6)	66.8	—	—	86.3	(33.3)	53.0	—	—
Other comprehensive loss	$(52.3)	$(44.0)	(96.3)	(12.2)	(26.4)	$(183.3)	$(36.0)	(219.3)	(37.6)	(69.7)
Total comprehensive income (loss)			$859.8	$(5.7)	$(10.3)			$472.0	$(32.0)	$(58.8)

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Except for reclassifications to earnings, changes in other comprehensive income (loss) are primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Nov. 29, 2015	May 31, 2015
Foreign currency translation adjustments	$(709.3)	$(536.6)
Unrealized gain (loss) from:
Securities	3.7	3.7
Hedge derivatives	(19.2)	(28.8)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,694.8)	(1,756.1)
Prior service costs	12.6	7.1
Accumulated other comprehensive loss	$(2,407.0)	$(2,310.7)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 29, 2015	Nov. 23, 2014	Nov. 29, 2015	Nov. 23, 2014
Compensation expense related to stock-based payments	$21.4	$22.1	$54.3	$67.7

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs.

As of November 29, 2015, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance award units was $118.0 million. This expense will be recognized over 22 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month Period Ended
In Millions	Nov. 29, 2015	Nov. 23, 2014
Net cash proceeds	$64.5	$35.9
Intrinsic value of options exercised	$102.0	$40.1

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month Period Ended
	Nov. 29, 2015	Nov. 23, 2014
Estimated fair values of stock options granted	$7.24	$7.22
Assumptions:
Risk-free interest rate	2.4%	2.6%
Expected term	8.5 years	8.5 years
Expected volatility	17.6%	17.5%
Dividend yield	3.2%	3.0%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 31, 2015	39,077.2	$34.35
Granted	1,930.2	55.72
Exercised	(3,412.4)	28.15
Forfeited or expired	(53.8)	46.78
Outstanding as of Nov. 29, 2015	37,541.2	$35.99	4.42	$841.6
Exercisable as of Nov. 29, 2015	27,385.2	$31.68	3.18	$732.1

Information on restricted stock and performance award unit activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 31, 2015	6,235.6	$46.44	237.0	$44.84
Granted	1,253.7	55.88	63.4	55.83
Vested	(1,923.9)	47.18	(68.5)	40.49
Forfeited	(161.2)	48.24	(15.6)	51.76
Non-vested as of Nov. 29, 2015	5,404.2	$48.32	216.3	$48.39

The total grant-date fair value of restricted stock unit awards that vested in the six-month period ended November 29, 2015 was $93.7 million, and restricted stock units with a grant-date fair value of $99.0 million vested in the six-month period ended November 23, 2014.

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Six-Month Period Ended
In Millions, Except per Share Data	Nov. 29, 2015	Nov. 23, 2014	Nov. 29, 2015	Nov. 23, 2014
Net earnings attributable to General Mills	$529.5	$346.1	$956.1	$691.3

Average number of common shares - basic EPS	599.4	602.6	600.8	607.6
Incremental share effect from: (a)
Stock options	9.8	11.3	10.1	11.7
Restricted stock, restricted stock units, and other	3.2	4.5	3.2	4.5
Average number of common shares - diluted EPS	612.4	618.4	614.1	623.8

Earnings per share - basic	$0.88	$0.58	$1.59	$1.14
Earnings per share - diluted	$0.87	$0.56	$1.56	$1.11

(a)	Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 29, 2015	Nov. 23, 2014	Nov. 29, 2015	Nov. 23, 2014
Anti-dilutive stock options, restricted stock units, and performance share units	2.2	2.4	2.6	2.0

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 29, 2015	Nov. 23, 2014	Nov. 29, 2015	Nov. 23, 2014
Shares of common stock (a)	6.8	9.8	9.5	18.6
Aggregate purchase price	$385.2	$506.3	$537.3	$968.8

(a)	The number of shares repurchased during the quarter and six-month period ended November 29, 2015 includes 3.7 million shares repurchased under an ASR agreement.

During the second quarter of fiscal 2016, we entered into an accelerated share repurchase (ASR) agreement with an unrelated third party financial institution to repurchase an aggregate of $225.0 million of our outstanding common stock. The total aggregate number of shares to be repurchased pursuant to this agreement will be determined based on the capped volume weighted average price of our common stock during the purchase period, less a fixed discount. Under the ASR agreement, we paid $225.0 million to the financial institution and received 3.7 million shares of common stock with a fair value of $213.3 million during the second quarter of fiscal 2016. We will settle the remaining shares upon the completion of the ASR agreement in the third quarter of fiscal 2016. We recorded this transaction as an increase in treasury stock of $213.3 million, and recorded the remaining $11.7 million as a decrease to additional paid in capital on our Consolidated Balance Sheets as of November 29, 2015. We will reclassify the $11.7 million recorded in additional paid in capital to treasury stock at completion of the ASR agreement. This forward contract is indexed to, and potentially settled in, our common stock. In accordance with the terms of the ASR agreement, we have the option to settle our delivery obligation, if any, under the forward contract in cash or shares and we may be required to settle in cash in very limited circumstances that are under our control or that require the delivery of cash to all stockholders. Furthermore, the contract specifies a maximum number of shares that we could be required to deliver to the counterparty, and we have sufficient authorized and unissued shares available to deliver the maximum share amount. Based on these circumstances, the forward contract meets the requirements to be classified as permanent equity. The forward contract is accounted for as an equity instrument and does not require hedge or derivative accounting treatment. As long as the forward contract continues to meet the requirements to be classified as permanent equity, we will not record future changes in its fair value. The forward contract continued to meet those requirements as of November 29, 2015, and we expect it will continue to meet those requirements through the settlement date in the third quarter of fiscal 2016.

The initial delivery of 3.7 million shares of our common stock reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share (EPS) for the second quarter and year-to-date periods of fiscal 2016. We have also evaluated the ASR agreement for the potential dilutive effects of any shares that may be received upon settlement and determined that the additional shares would be anti-dilutive and therefore were not included in our EPS calculations for fiscal 2016.

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Six-Month Period Ended
In Millions	Nov. 29, 2015	Nov. 23, 2014
Net cash interest payments	$145.1	$157.5
Net income tax payments	$346.9	$353.1

(14) Retirement and Postemployment Benefits

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 29, 2015	Nov. 23, 2014	Nov. 29, 2015	Nov. 23, 2014	Nov. 29, 2015	Nov. 23, 2014
Service cost	$33.7	$34.4	$4.7	$5.6	$1.9	$1.9
Interest cost	67.0	62.4	11.0	11.7	1.0	1.0
Expected return on plan assets	(124.3)	(119.2)	(11.5)	(10.1)	—	—
Amortization of losses	47.3	35.4	1.6	1.3	0.2	0.2
Amortization of prior service costs (credits)	1.2	1.8	(1.3)	(0.4)	0.6	0.6
Other adjustments	5.0	4.4	2.4	0.3	3.3	3.2
Settlement or curtailment losses	11.3	10.1	0.2	0.8	—	—
Net expense	$41.2	$29.3	$7.1	$9.2	$7.0	$6.9

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 29, 2015	Nov. 23, 2014	Nov. 29, 2015	Nov. 23, 2014	Nov. 29, 2015	Nov. 23, 2014
Service cost	$67.4	$68.8	$9.5	$11.2	$3.8	$3.8
Interest cost	134.0	124.9	22.0	23.5	2.0	2.1
Expected return on plan assets	(248.6)	(238.5)	(23.1)	(20.1)	—	—
Amortization of losses	94.7	70.8	3.3	2.5	0.4	0.4
Amortization of prior service costs (credits)	2.4	3.7	(2.7)	(0.8)	1.2	1.2
Other adjustments	5.0	4.4	2.4	0.3	6.5	6.3
Settlement or curtailment losses	11.3	10.1	0.2	0.8	—	—
Net expense	$66.2	$44.2	$11.6	$17.4	$13.9	$13.8

(15) Business Segment Information

We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail; International; and Convenience Stores and Foodservice.

Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, and drug, dollar and discount chains operating throughout the United States. Our product categories in this business segment are ready-to-eat cereals, refrigerated yogurt, soup, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including meal kits, granola bars, and cereal.

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

In our Convenience Stores and Foodservice segment our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, frozen meals, unbaked and fully baked frozen dough products, baking mixes, and flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

Operating profit for these segments excludes unallocated corporate items and restructuring, impairment, and other exit costs. Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, contributions to the General Mills Foundation, asset and liability remeasurement impact of hyperinflationary economies, restructuring initiative project-related costs, gain on a divestiture, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

Our operating segment results were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 29, 2015	Nov. 23, 2014	Nov. 29, 2015	Nov. 23, 2014
Net sales:
U.S. Retail	$2,761.9	$2,861.6	$5,293.1	$5,305.9
International	1,157.2	1,321.1	2,356.2	2,672.2
Convenience Stores and Foodservice	505.8	529.5	983.5	1,002.5
Total	$4,424.9	$4,712.2	$8,632.8	$8,980.6
Operating profit:
U.S. Retail	$600.4	$616.1	$1,230.1	$1,073.3
International	136.2	134.3	253.2	280.3
Convenience Stores and Foodservice	102.8	96.2	182.6	183.5
Total segment operating profit	839.4	846.6	1,665.9	1,537.1
Unallocated corporate items	71.5	73.0	154.6	192.0
Divestiture (gain)	(199.1)	—	(199.1)	—
Restructuring, impairment, and other exit costs	61.3	214.6	121.4	228.6
Operating profit	$905.7	$559.0	$1,589.0	$1,116.5

(16) New Accounting Pronouncements

In the first quarter of fiscal 2016, we adopted new accounting requirements for the classification of debt issuance costs presented in the balance sheet as a direct reduction of the carrying amount of the debt liability. This change has been implemented retroactively. The adoption of this guidance did not have a material impact on our results of operations or financial position.

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

CONSOLIDATED RESULTS OF OPERATIONS

Second Quarter Results

For the second quarter of fiscal 2016, net sales declined 6 percent to $4,425 million and decreased 2 percent on a constant-currency basis, compared to the same period last year. Total segment operating profit was $839 million, 1 percent lower than the second quarter of fiscal 2015 and 2 percent higher on a constant-currency basis. Net earnings attributable to General Mills were $530 million in the second quarter of fiscal 2016, up 53 percent from $346 million last year, and diluted earnings per share (EPS) of $0.87 in the second quarter of fiscal 2016 was up 55 percent from $0.56 last year. These results include a gain on divestiture, restructuring charges, project-related costs, and the mark-to-market valuation of certain commodity positions and grain inventories. Diluted EPS excluding these items affecting comparability totaled $0.82 in the second quarter of fiscal 2016, up 2 percent from $0.80 in the same period last year. Diluted EPS excluding certain items affecting comparability on a constant-currency basis increased 5 percent compared to the second quarter of fiscal 2015 (see the “Non-GAAP Measures” section below for our use of these measures not defined by GAAP).

Net sales declined 6 percent to $4,425 million for the second quarter of fiscal 2016 compared to $4,712 million in the same period last year. Components of net sales growth are shown in the following table:

Second Quarter of Fiscal 2016 vs. Second Quarter of Fiscal 2015	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	(4)pts	(2)pts	(3)pts	(3)pts
Net price realization and mix	Flat	5pts	(1)pt	1pt
Foreign currency exchange	NA	(15)pts	NM	(4)pts
Net sales growth	(4)pts	(12)pts	(4)pts	(6)pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales growth in the second quarter of fiscal 2016 included a 1 percent decrease from the net impact of the acquisition of Annie’s Inc. (Annie’s) in the second quarter of fiscal 2015 and the divestiture of the North America Green Giant product lines (Green Giant) in the second quarter of fiscal 2016.

Cost of sales decreased $209 million from the second quarter of fiscal 2015 to $2,884 million. The decrease included a $104 million decrease attributable to lower volume and a $111 million decrease attributable to product rate and mix. We recorded an $8 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2016 compared to a net increase of $5 million in the second quarter of fiscal 2015. We also recorded $22 million of restructuring charges in cost of sales in the second quarter of fiscal 2016 compared to $19 million in the same period last year.

We expect to incur approximately $105 million of restructuring initiative project-related cash costs and recorded $16 million of these costs in cost of sales in the second quarter of fiscal 2016 (Please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Selling, general, and administrative (SG&A) expenses decreased $73 million to $773 million in the second quarter of fiscal 2016 compared to the same period in fiscal 2015. The decrease in SG&A expenses primarily reflects savings from Project Catalyst and our other cost management initiatives, and a 15 percentage point decrease in media and advertising expense. SG&A expenses as a percent of net sales in the second quarter of fiscal 2016 decreased 50 basis points compared with the second quarter of fiscal 2015.

Divestiture gain totaled $199 million from the sale of our Green Giant product lines during the second quarter of fiscal 2016.

Restructuring, impairment, and other exit costs totaled $61 million in the second quarter of fiscal 2016 compared to $215 million in the same period last year.

Total charges associated with our restructuring initiatives recognized in the second quarter of fiscal 2016 consisted of the following:

	Quarter Ended Nov. 29, 2015		Quarter Ended Nov. 23, 2014
In Millions	Charge	Cash	Charge	Cash
Compass	$2.1	$16.9	$—	$—
Total Century (a)	81.0	7.3	88.9	6.5
Catalyst	—	15.9	145.0	1.8
Combination of certain operational facilities	—	0.8	(0.1)	—
Other	—	—	(0.6)	1.0
Total restructuring charges	83.1	40.9	233.2	9.3
Project-related costs	16.2	15.0	0.7	—
Restructuring charges and project-related costs	$99.3	$55.9	$233.9	$9.3

(a)	Includes $21.8 million of restructuring charges recorded in cost of sales in fiscal 2016 and $18.6 million in fiscal 2015.

For further information on these restructuring actions, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the second quarter of fiscal 2016 totaled $74 million, a $4 million decrease from the same period of fiscal 2015. The average interest rate decreased 7 basis points, including the effect of the mix of debt, generating a $2 million decrease in net interest. Average interest bearing instruments decreased $223 million, generating a $2 million decrease in net interest.

The effective tax rate for the second quarter of fiscal 2016 was 37.4 percent compared to 31.8 percent for the second quarter of fiscal 2015. The 5.6 percentage point increase was primarily related to significant non-deductible expenses related to the Green Giant divestiture in the second quarter of fiscal 2016.

After-tax earnings from joint ventures for the second quarter ended November 29, 2015 decreased to $23 million compared to $27 million in the same period last fiscal year, primarily driven by unfavorable foreign currency and volume declines for Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures declined 6 percent. The change in net sales for each joint venture is set forth in the following table:

	Quarter Ended Nov. 29, 2015
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
Cereal Partners Worldwide (CPW)	(13)%	(14)	pts	1%
HDJ	(18)	(8)		(10)
Joint Ventures	(14)%	(13)	pts	(1)%

The components of our joint ventures’ net sales growth are shown in the following table:

Second Quarter of Fiscal 2016 vs. Second Quarter of Fiscal 2015	CPW	HDJ
Contributions from volume growth (a)	Flat	(12)pts
Net price realization and mix	1pt	2pts
Foreign currency exchange	(14)pts	(8)pts
Net sales growth	(13)pts	(18)pts

(a)	Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding decreased by 6 million in the second quarter of fiscal 2016 from the same period a year ago due to the impact of share repurchases including 3.7 million shares repurchased under an accelerated share repurchase (ASR) agreement, partially offset by option exercises.

Six-month Results

For the six-month period ended November 29, 2015, net sales declined 4 percent to $8,633 million and increased 1 percent on a constant-currency basis, compared to the same period last year. Total segment operating profit was $1,666 million, 8 percent higher than the six-month period ended November 23, 2014 and 12 percent higher on a constant-currency basis. Net earnings attributable to General Mills were $956 million in the six-month period ended November 29, 2015, up 38 percent from $691 million last year, and diluted EPS of $1.56 was up 40 percent compared to the six-month period ended November 23, 2014. These results include a gain from divestiture, restructuring charges, project-related costs, and the mark-to-market valuation of certain commodity positions and grain inventories. Diluted EPS excluding these items affecting comparability was $1.61 in the six-month period ended November 29, 2015, up 14 percent compared to $1.41 in the same period last year. Diluted EPS excluding certain items affecting comparability on a constant-currency basis increased 18 percent compared to the six-month period ended November 23, 2014 (see the “Non-GAAP Measures” section below for our use of these measures not defined by GAAP).

Net sales of $8,633 million for the six-month period ended November 29, 2015 declined 4 percent compared to $8,981 million in the same period last year. Components of net sales growth are shown in the following table:

Six-Month Period Ended Nov. 29, 2015 vs. Six-Month Period Ended Nov. 23, 2014	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	(2)pts	1pt	(1)pt	(1)pt
Net price realization and mix	2pts	3pts	(1)pt	2pts
Foreign currency exchange	NA	(16)pts	NM	(5)pts
Net sales growth	Flat	(12)pts	(2)pts	(4)pts

(a)	Measured in tons based on the stated weight of our product shipments.

The net impact of the Annie’s acquisition and Green Giant divestiture was not material to net sales growth for the six-month period ended November 29, 2015.

Cost of sales decreased $385 million from the six-month period ended November 23, 2014, to $5,538 million. The decrease included a $314 million decrease attributable to product rate and mix and a $61 million decrease attributable to lower volume. We also recorded $44 million of restructuring charges in the six-month period ended November 29, 2015 compared to $19 million in the same period last year. We recorded a $10 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 29, 2015 compared to a net increase of $54 million in the six-month period ended November 23, 2014.

We also expect to incur approximately $105 million of restructuring initiative project-related cash costs and recorded $29 million of these costs in cost of sales in the six-month period ended November 29, 2015 (Please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses decreased $129 million to $1,584 million in the six-month period ended November 29, 2015 compared to the same period in fiscal 2015. The decrease in SG&A expenses primarily reflects savings from Project Catalyst and other cost management initiatives, and a 10 percentage point decrease in media and advertising expense. SG&A expenses as a percent of net sales in the six-month period ended November 29, 2015 decreased 80 basis points compared with the same period of fiscal 2015.

Divestiture gain totaled $199 million from the sale of our Green Giant product lines during the six-month period ended November 29, 2015.

Restructuring, impairment, and other exit costs totaled $121 million in the six-month period ended November 29, 2015 compared to $229 million in the same period last year.

Total charges associated with our restructuring initiatives consisted of the following:

	Six-Month Period Ended Nov. 29, 2015		Six-Month Period Ended Nov. 23, 2014
In Millions	Charge	Cash	Charge	Cash
Compass	$53.6	$25.5	$—	$—
Total Century (a)	111.2	13.1	88.9	6.5
Catalyst	0.2	35.6	145.0	1.8
Combination of certain operational facilities	—	1.0	13.9	—
Other	—	—	(0.6)	2.2
Total restructuring charges	165.0	75.2	247.2	10.5
Project-related costs	29.3	27.2	0.7	—
Restructuring charges and project-related costs	$194.3	$102.4	$247.9	$10.5

(a)	Includes $43.6 million of restructuring charges recorded in cost of sales during fiscal 2016 and $18.6 million in fiscal 2015.

	Six-Month Period Ended Nov. 29, 2015		Fiscal Year Ended May. 31, 2015		Estimated Future		Estimated Total		Estimated Savings (b)
In Millions	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash
Compass	$53.6	$25.5	$—	$—	$10	$36	$64	$61
Total Century (a)	111.2	13.1	181.8	12.0	127	147	420	172
Catalyst	0.2	35.6	148.4	45.0	—	37	149	118
Combination of certain operational facilities	—	1.0	13.9	6.5	1	4	15	12
Other	—	—	(0.6)	0.1	—	—	—	—
Total restructuring charges	165.0	75.2	343.5	63.6	138	224	648	363
Project-related costs	29.3	27.2	13.2	9.7	63	68	105	105
Restructuring charges and project-related costs	$194.3	$102.4	$356.7	$73.3	$201	$292	$753	$468	$500

(a)	Includes $43.6 million of restructuring charges recorded in cost of sales during fiscal 2016 and $59.6 million in fiscal 2015.

(b)	Cumulative annual savings targeted by fiscal 2018. Includes savings from SG&A cost reduction projects.

For further information on these restructuring actions, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the six-month period ended November 29, 2015, totaled $149 million, a $7 million decrease from the same period of fiscal 2015. The average interest rate decreased 27 basis points, including the effect of the mix of debt, generating a $12 million decrease in net interest. Average interest bearing instruments increased $271 million, generating a $5 million increase in net interest.

The effective tax rate for the six-month period ended November 29, 2015 was 35.4 percent compared to 31.8 percent for the six-month period ended November 23, 2014. The 3.6 percentage point increase was primarily related to significant non-deductible expenses related to the Green Giant divestiture in the second quarter of fiscal 2016.

After-tax earnings from joint ventures for the six-month period ended November 29, 2015 decreased to $49 million compared to $53 million in the same period last fiscal year, primarily driven by unfavorable foreign currency, partially offset by favorable input costs for CPW and favorable product mix for HDJ. On a constant-currency basis, after-tax earnings from joint ventures increased 5 percent. The change in net sales for each joint venture is set forth in the following table:

	Six-Month Period Ended Nov. 29, 2015
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
CPW	(16)%	(15	)pts	(1)%
HDJ	(15)	(13)		(2)
Joint Ventures	(16)%	(15	)pts	(1)%

The components of our joint ventures’ net sales growth are shown in the following table:

Six-Month Period Ended Nov. 29, 2015 vs. Six-Month Period Ended Nov. 23, 2014	CPW	HDJ
Contributions from volume growth	Flat	(6)pts
Net price realization and mix	(1)pts	4pts
Foreign currency exchange	(15)pts	(13)pts
Net sales growth	(16)pts	(15)pts

Average diluted shares outstanding decreased by 10 million in the six-month period ended November 29, 2015 compared to the same period a year ago due to the impact of share repurchases including 3.7 million shares repurchased under an ASR agreement, partially offset by option exercises.

SEGMENT OPERATING RESULTS

Our businesses are organized into three operating segments: U.S. Retail; International; and Convenience Stores and Foodservice.

U.S. Retail Segment Results

Net sales for the U.S. Retail segment were $2,762 million for the quarter ended November 29, 2015, 4 percent lower than $2,862 million in the same period last year. Net sales for the segment were $5,293 million for the six-month period ended November 29, 2015, flat compared to $5,306 million in the same period last year. The components of U.S. Retail net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 29, 2015	Nov. 29, 2015
Contributions from volume growth (a)	(4)pts	(2)pts
Net price realization and mix	Flat	2pts
Net sales growth	(4)pts	Flat

(a)	Measured in tons based on the stated weight of our product shipments.

The net impact of the Annie’s acquisition and Green Giant divestiture decreased net sales growth by 1 percentage point in the second quarter of fiscal 2016 and added 1 percentage point of net sales growth in the six-month period ended November 29, 2015.

U.S. Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 29, 2015	Nov. 29, 2015
Meals	(5)%	(1)%
Yogurt	(6)	(1)
Cereal	(5)	1
Snacks	(1)	1
Baking Products	(1)	(1)
Total	(4)%	Flat

Segment operating profit decreased 3 percent to $600 million in the second quarter of fiscal 2016 compared to $616 million in the same period last year. The decrease was primarily driven by lower volume and the net impact of the Annie’s acquisition and Green Giant divestiture, partially offset by a decrease in media and advertising expense and cost savings from Project Catalyst and other cost management initiatives.

Segment operating profit increased 15 percent to $1,230 million in the six-month period ended November 29, 2015 compared to the same period of fiscal 2015. The increase was primarily driven by high levels of promotional expense in fiscal 2015, cost savings from Project Catalyst and other cost management initiatives, a decrease in media and advertising expense, and lower supply chain costs, partially offset by the net impact of the Annie’s acquisition and Green Giant divestiture.

International Segment Results

Net sales for the International segment were $1,157 million for the quarter ended November 29, 2015, 12 percent lower than $1,321 million in the same period last year. Net sales for the segment were $2,356 million for the six-month period ended November 29, 2015, 12 percent lower than $2,672 million in the same period last year. The components of International net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 29, 2015	Nov. 29, 2015

Contributions from volume growth (a)	(2)pts	1pt
Net price realization and mix	5pts	3pts
Foreign currency exchange	(15)pts	(16)pts
Net sales growth	(12)pts	(12)pts

(a)	Measured in tons based on the stated weight of our product shipments

The Green Giant divestiture did not have a material impact on net sales for the International segment in the second quarter of fiscal 2016 or the six-month period ended November 29, 2015.

International segment net sales percentage change by region are shown in the following tables:

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant- Currency Basis (a)
	Quarter Ended Nov. 29, 2015	Quarter Ended Nov. 29, 2015
Europe	(13)%	(2)%
Canada	(13)	3
Asia/Pacific	(3)	2
Latin America	(21)	17
Total	(12)%	3%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant- Currency Basis (a)
	Six-Month Period Ended Nov. 29, 2015	Six-Month Period Ended Nov. 29, 2015
Europe	(12)%	2%
Canada	(12)	4
Asia/Pacific	(1)	2
Latin America	(23)	9
Total	(12)%	4%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

Segment operating profit increased 1 percent to $136 million in the second quarter of fiscal 2016 compared to $134 million in the same period of fiscal 2015, primarily driven by favorable net price realization and lower input costs, partially offset by unfavorable foreign currency exchange. International segment operating profit increased 19 percent on a constant-currency basis in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 (see the “Non-GAAP Measures” section below for our use of this measure).

Segment operating profit decreased 10 percent to $253 million in the six-month period ended November 29, 2015 compared to $280 million in the same period of fiscal 2015, primarily driven by unfavorable foreign currency exchange and an increase in SG&A expenses, partially offset by favorable net price realization and lower input costs. International segment operating profit for the six-month period ended November 29, 2015 increased 8 percent on a constant-currency basis compared to the same period of fiscal 2015 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores and Foodservice Segment Results

Net sales for the Convenience Stores and Foodservice segment were $506 million for the quarter ended November 29, 2015, 4 percent lower than $530 million in the same period last year. Net sales for the segment were $984 million for the six-month period ended November 29, 2015, 2 percent lower than $1,002 million in the same period last year. The components of Convenience Stores and Foodservice net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 29, 2015	Nov. 29, 2015
Contributions from volume growth (a)	(3)pts	(1)pt
Net price realization and mix	(1)pt	(1)pt
Net sales growth	(4)pts	(2)pts

(a)	Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 7 percent to $103 million in the second quarter of fiscal 2016 compared to $96 million in the same period of fiscal 2015, primarily driven by cost savings from Project Catalyst and other cost management initiatives.

Segment operating profit of $183 million for the six-month period ended November 29, 2015 was essentially flat compared to the same period last year.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $72 million in the second quarter of fiscal 2016 compared to $73 million in the same period in fiscal 2015. In the second quarter of fiscal 2016, we recorded $22 million of restructuring charges and $16 million of restructuring initiative project-related costs compared to $19 million of restructuring charges and $1 million of restructuring initiative project-related costs in the same period last year. In addition, we recorded an $8 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2016 compared to a $5 million net increase in expense in the same period last year. The decrease in unallocated corporate expense also includes cost savings from Project Catalyst and other cost management initiatives.

Unallocated corporate expense totaled $155 million in the six-month period ended November 29, 2015, compared to $192 million in the same period last year. In the six-month period ended November 29, 2015, we recorded $44 million of restructuring charges and $29 million of restructuring initiative project-related costs compared to $19 million of restructuring charges and $1 million of restructuring initiative project-related costs in the same period last year. In addition, we recorded a $10 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 29, 2015 compared to a $54 million net increase in expense in the same period a year ago. The decrease in unallocated corporate expense also reflects cost savings from Project Catalyst and other cost management initiatives.

Venezuela is a highly inflationary economy and as such, we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (“SICAD 2”) and at that time indicated that it would be the market through which U.S. dollars would be obtained for the remittance of dividends. On February 12, 2015, the Venezuelan government replaced SICAD 2 with a new foreign exchange market mechanism (SIMADI). We have accessed some U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In the second quarter of each of fiscal 2016 and fiscal 2015, we recorded an immaterial impact in unallocated corporate items resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. As of November 29, 2015, we had $0.8 million of non-U.S. dollar cash balances in Venezuela.

LIQUIDITY

During the six-month period ended November 29, 2015, our operations generated $1,156 million of cash compared to $863 million in the same period last year. The $293 million increase is primarily due to a $471 million change in current assets and current liabilities, partially offset by a $147 million change in non-cash restructuring charges in the six-month period ended November 29, 2015 compared to the same period in fiscal 2015. The $471 million change in other current assets and liabilities is primarily driven by the timing of receivables, lower inventory balances, and changes in other current liabilities largely driven by an increase in income taxes payable. Net earnings for fiscal 2016 included a $199 million pre-tax gain for the sale of our Green Giant product lines.

Cash provided by investing activities during the six-month period ended November 29, 2015 was $523 million, compared to a cash use of $1,171 million in the same period in fiscal 2015. In the second quarter of fiscal 2016, we sold our Green Giant product lines for proceeds of $823 million. In the second quarter of fiscal 2015, we acquired Annie’s for an aggregate purchase price of $809 million, net of $12 million of cash acquired. Investments of $294 million in land, buildings, and equipment in the first six months of fiscal 2016 were $24 million lower than the same period a year ago.

Cash used by financing activities during the six-month period ended November 29, 2015 was $1,342 million compared to cash provided by financing activities of $370 million in the same period last year. We had $294 million of net debt payments in the first six months of fiscal 2016 compared to $1,804 million of net debt issuance in the same period a year ago primarily reflecting the issuance of fixed-rate notes to fund the acquisition of Annie’s. We paid $537 million in cash to repurchase common stock in the first six months of fiscal 2016 including 3.7 million shares with a fair value of $213 million purchased through an ASR agreement. Under the terms of the ASR agreement, we also paid an additional $12 million to the unrelated financial institution for shares which will be settled in the third quarter of fiscal 2016. We paid $969 million in cash to repurchase common stock in the first six months of fiscal 2015. We also paid $531 million of dividends in the first six months of fiscal 2016 compared to $503 million in the same period last year.

As of November 29, 2015, we had $617 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and potential acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate historical earnings from foreign jurisdictions, we intend to do so only in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Nov. 29, 2015	May 31, 2015
Notes payable	$306.7	$615.8
Current portion of long-term debt	1,100.2	1,000.4
Long-term debt	7,416.6	7,575.3
Total debt	8,823.5	9,191.5
Redeemable interest	817.4	778.9
Noncontrolling interests	368.2	396.0
Stockholders’ equity	4,797.0	4,996.7
Total capital	$14,806.1	$15,363.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 29, 2015:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$—
May 2019	1.0	—
June 2019	0.2	0.1

Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.4	0.2
Total committed and uncommitted credit facilities	$3.3	$0.3

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

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of November 29, 2015 we recorded Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and the fair value of its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. As of November 29, 2015, the redemption value of the redeemable interest was $817 million, which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of November 29, 2015, we were in compliance with all of these covenants.

We have $1,100 million of long-term debt maturing in the next 12 months that is classified as current, including $750 million of floating rate notes due in January 2016, $250 million of 0.875 percent fixed-rate notes due in January 2016, and $100 million of 6.44 percent fixed-rate notes due October 2016. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the second quarter of fiscal 2016.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. The accounting policies used in preparing our interim fiscal 2016 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of November 29, 2015 are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, with the below exception.

During the second quarter of fiscal 2016, we changed the date of our annual impairment assessment from the first day of our fiscal third quarter to the first day of our fiscal second quarter to more closely align with the timing of our annual long-range planning process. We determined that the change in our annual impairment assessment date was not material to our annual impairment assessment or our financial statements.

We tested our goodwill and brand intangible assets for impairment on our annual assessment date in the second quarter of fiscal 2016. As of our annual impairment assessment date, there was no impairment of any of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Mountain High and Uncle Toby’s brands. The excess fair value above the carrying value of these brand assets is as follows:

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Mountain High	$35.4	20%
Uncle Toby’s	$52.2	11%

We will continue to monitor these businesses for potential impairment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (FASB) issued new accounting requirements for the presentation of deferred tax assets and liabilities, requiring noncurrent classification for all deferred tax assets and liabilities on the statement of financial position. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We do not expect this guidance to have a material impact on our results of operations or financial position.

In August 2015, FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard, as amended, are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019. We do not expect this guidance to have a material impact on our results of operations or financial position.

In August 2015, FASB issued new accounting requirements for the presentation of certain investments using the net asset value, providing a method to exclude such investments from categorization within the fair value hierarchy and separate disclosure. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We do not expect this guidance to have a material impact on our results of operations or financial position.

In August 2015, FASB issued new accounting requirements that permits reporting entities with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We do not expect this guidance to have a material impact on our results of operations or financial position.

In June 2014, FASB issued new accounting requirements for share-based payment awards issued based upon specific performance targets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We do not expect this guidance to have a material impact on our results of operations or financial position.

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

Net sales growth rates on a constant-currency basis are calculated as follows:

	Percentage Change in Total Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Net Sales on Constant- Currency Basis
Quarter Ended Nov. 29, 2015	(6)%	(4	)pts	(2)%
Six-Month Period Ended Nov. 29, 2015	(4)%	(5	)pts	1%

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

Constant-currency total segment operating profit growth is calculated as follows:

	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Segment Operating Profit on a Constant-Currency Basis
Quarter Ended Nov. 29, 2015	(1)%	(3	)pts	2%
Six-Month Period Ended Nov. 29, 2015	8%	(4	)pts	12%

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Quarter Ended			Six-Month Period Ended
Per Share Data	Nov. 29, 2015	Nov. 23, 2014	Change	Nov. 29, 2015	Nov. 23, 2014	Change
Diluted earnings per share, as reported	$0.87	$0.56	55%	$1.56	$1.11	40%
Mark-to-market effects (a)	(0.01)	—		(0.01)	0.05
Divestiture (gain) (b)	(0.14)	—		(0.14)	—
Restructuring costs (c)	0.08	0.24		0.17	0.25
Project-related costs (c)	0.02	—		0.03	—

Diluted earnings per share, excluding certain items affecting comparability	$0.82	$0.80	2%	$1.61	$1.41	14%

Foreign currency exchange impact			(3)%			(4)%
Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			5%			18%

(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Constant-Currency After-tax Earnings from Joint Ventures Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our joint ventures by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

	Percentage Change in After- taxEarnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange		Percentage Change in After- taxEarnings from Joint Ventures on Constant- Currency Basis
Quarter Ended Nov. 29, 2015	(15)%	(9	)pts	(6)%
Six-Month Period Ended Nov. 29, 2015	(8)%	(13	)pts	5%

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

Net sales growth rates for our International segment on a constant-currency basis are calculated as follows:

	Quarter Ended Nov. 29, 2015
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Europe	(13)%	(11	)pts	(2)%
Canada	(13)	(16)		3
Asia/Pacific	(3)	(5)		2
Latin America	(21)	(38)		17
Total International	(12)%	(15	)pts	3%

	Six-Month Period Ended Nov. 29, 2015
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Europe	(12)%	(14	)pts	2%
Canada	(12)	(16)		4
Asia/Pacific	(1)	(3)		2
Latin America	(23)	(32)		9
Total International	(12)%	(16	)pts	4%

Constant-Currency International Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of the International segment by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

International segment operating profit growth rates on a constant-currency basis are calculated as follows:

	Percentage Change in International Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in International Segment Operating Profit on Constant-Currency Basis
Quarter Ended Nov. 29, 2015	1%	(18	)pts	19%
Six-Month Period Ended Nov. 29, 2015	(10)%	(18	)pts	8%

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

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate and commodity market-risk-sensitive instruments outstanding as of November 29, 2015 was $29 million and $4 million, respectively. During the six-month period ended November 29, 2015, the interest rate value-at-risk increased by $4 million while the commodity value-at-risk was flat compared to this measure as of May 31, 2015. The value-at-risk for interest rate instruments increased due to higher volatility, while value-at-risk for commodity positions was flat due to higher volatility offsetting decreased notional amounts of commodity transactions. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 29, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 29, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended November 29, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
August 31, 2015-
October 4, 2015	2,251,669	$56.10	2,251,669	81,525,837
October 5, 2015-
November 1, 2015	2,468	55.99	2,468	81,523,369
November 2, 2015-
November 29, 2015	4,550,286	56.85	4,550,286	76,973,083
Total	6,804,423	$56.60	6,804,423	76,973,083

(a)	The total number of shares purchased includes: (i) 3.7 million shares of common stock purchased under the terms of an accelerated share repurchase agreement (see Note 12 to the Consolidated Financial Statements in Part I, Item 1 of this report); (ii) shares purchased on the open market; and (iii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 29, 2015, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date December 17, 2015	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller
(Principal Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 29, 2015, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.