Form 10-Q
period 2016-02-28
GENERAL MILLS INC
filed 2016-03-23
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of March 11, 2016: 594,401,538 (excluding 160,211,790 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarterly and nine-month periods ended February 28, 2016 and February 22, 2015	3
	Consolidated Statements of Comprehensive Income for the quarterly and nine-month periods February 28, 2016 and February 22, 2015	4
	Consolidated Balance Sheets as of February 28, 2016, and May 31, 2015	5
	Consolidated Statements of Total Equity and Redeemable Interest for the nine-month period ended February 28, 2016 and the fiscal year ended May 31, 2015	6
	Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2016 and February 22, 2015	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.	Exhibits	44

Signatures		45

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Nine-Month Period Ended
	Feb. 28, 2016	Feb. 22, 2015	Feb. 28, 2016	Feb. 22, 2015
Net sales	$4,002.4	$4,350.9	$12,635.2	$13,331.5

Cost of sales	2,644.9	2,975.0	8,182.5	8,897.8

Selling, general, and administrative expenses	755.8	789.4	2,339.7	2,502.1

Divestitures (gain)	(1.5)	—	(200.6)	—

Restructuring, impairment, and other exit costs	16.9	49.3	138.3	277.9

Operating profit	586.3	537.2	2,175.3	1,653.7

Interest, net	77.2	80.0	226.3	235.8

Earnings before income taxes and after-tax earnings from joint ventures	509.1	457.2	1,949.0	1,417.9

Income taxes	157.6	116.5	667.7	422.5

After-tax earnings from joint ventures	16.2	13.1	65.1	66.2

Net earnings, including earnings attributable to redeemable and noncontrolling interests	367.7	353.8	1,346.4	1,061.6

Net earnings attributable to redeemable and noncontrolling interests	6.0	10.6	28.6	27.1

Net earnings attributable to General Mills	$361.7	$343.2	$1,317.8	$1,034.5

Earnings per share - basic	$0.61	$0.57	$2.20	$1.71

Earnings per share - diluted	$0.59	$0.56	$2.15	$1.67

Dividends per share	$0.44	$0.41	$1.32	$1.23

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Nine-Month Period Ended
	Feb. 28, 2016	Feb. 22, 2015	Feb. 28, 2016	Feb. 22, 2015
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$367.7	$353.8	$1,346.4	$1,061.6

Other comprehensive income (loss), net of tax:

Foreign currency translation	(39.9)	(411.3)	(252.4)	(801.1)

Other fair value changes:

Securities	(0.2)	0.5	(0.2)	0.8

Hedge derivatives	19.0	10.9	29.4	15.5

Reclassification to earnings:

Hedge derivatives	(3.7)	(0.1)	(3.3)	5.2

Amortization of losses and prior service costs	31.0	27.8	97.8	80.8

Other comprehensive income (loss), net of tax	6.2	(372.2)	(128.7)	(698.8)

Total comprehensive income (loss)	373.9	(18.4)	1,217.7	362.8

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	20.1	(83.4)	4.1	(174.2)

Comprehensive income attributable to General Mills	$353.8	$65.0	$1,213.6	$537.0

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Feb. 28, 2016	May 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$782.7	$334.2
Receivables	1,390.9	1,386.7
Inventories	1,350.2	1,540.9
Deferred income taxes	86.2	100.1
Prepaid expenses and other current assets	401.3	423.8

Total current assets	4,011.3	3,785.7

Land, buildings, and equipment	3,604.5	3,783.3
Goodwill	8,692.4	8,874.9
Other intangible assets	4,509.8	4,677.0
Other assets	813.6	811.2

Total assets	$21,631.6	$21,932.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,725.6	$1,684.0
Current portion of long-term debt	1,103.5	1,000.4
Notes payable	640.3	615.8
Other current liabilities	1,784.3	1,589.9

Total current liabilities	5,253.7	4,890.1

Long-term debt	7,024.4	7,575.3
Deferred income taxes	1,575.6	1,550.3
Other liabilities	1,687.5	1,744.8

Total liabilities	15,541.2	15,760.5

Redeemable interest	826.7	778.9

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,164.4	1,296.7
Retained earnings	12,514.0	11,990.8
Common stock in treasury, at cost, shares of 161.0 and 155.9	(6,450.2)	(6,055.6)
Accumulated other comprehensive loss	(2,414.9)	(2,310.7)

Total stockholders’ equity	4,888.8	4,996.7

Noncontrolling interests	374.9	396.0

Total equity	5,263.7	5,392.7

Total liabilities and equity	$21,631.6	$21,932.1

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 25, 2014	754.6	$75.5	$1,231.8	(142.3)	$(5,219.4)	$11,787.2	$(1,340.3)	$470.6	$7,005.4	$984.1
Total comprehensive income (loss)						1,221.3	(970.4)	(70.0)	180.9	(122.9)
Cash dividends declared ($1.67 per share)						(1,017.7)			(1,017.7)
Shares purchased				(22.3)	(1,161.9)				(1,161.9)
Stock compensation plans (includes income tax benefits of $74.6)			(38.1)	8.7	325.7				287.6
Unearned compensation related to restricted stock unit awards			(80.8)						(80.8)
Earned compensation			111.1						111.1
Decrease in redemption value of redeemable interest			83.2						83.2	(83.2)
Addition of noncontrolling interest								20.7	20.7
Acquisition of interest in subsidiary			(10.5)					0.6	(9.9)
Distributions to noncontrolling and redeemable interest holders								(25.9)	(25.9)	0.9
Balance as of May 31, 2015	754.6	75.5	1,296.7	(155.9)	(6,055.6)	11,990.8	(2,310.7)	396.0	5,392.7	778.9
Total comprehensive income (loss)						1,317.8	(104.2)	5.5	1,219.1	(1.4)
Cash dividends declared ($1.32 per share)						(794.6)			(794.6)
Shares purchased				(10.6)	(601.8)				(601.8)
Stock compensation plans (includes income tax benefits of $57.2)			(34.7)	5.5	207.2				172.5
Unearned compensation related to restricted stock unit awards			(61.5)						(61.5)
Earned compensation			68.2						68.2
Increase in redemption value of redeemable interest			(104.3)						(104.3)	104.3
Distributions to noncontrolling and redeemable interest holders								(26.6)	(26.6)	(55.1)
Balance as of Feb. 28, 2016	754.6	$75.5	$1,164.4	(161.0)	$(6,450.2)	$12,514.0	$(2,414.9)	$374.9	$5,263.7	$826.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Nine-Month Period Ended
	Feb. 28, 2016	Feb. 22, 2015
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,346.4	$1,061.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	441.2	443.7
After-tax earnings from joint ventures	(65.1)	(66.2)
Distributions of earnings from joint ventures	38.6	36.8
Stock-based compensation	71.7	84.5
Deferred income taxes	37.7	31.2
Tax benefit on exercised options	(57.2)	(56.6)
Pension and other postretirement benefit plan contributions	(35.2)	(35.3)
Pension and other postretirement benefit plan costs	88.2	68.3
Divestitures (gain)	(200.6)	—
Restructuring, impairment, and other exit costs	83.0	275.2
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	206.0	(182.2)
Other, net	(92.2)	(99.6)

Net cash provided by operating activities	1,862.5	1,561.4

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(477.6)	(490.9)
Acquisitions, net of cash acquired	(84.0)	(822.3)
Investments in affiliates, net	63.7	(92.1)
Proceeds from disposal of land, buildings, and equipment	4.5	1.3
Proceeds from divestitures	825.8	—
Exchangeable note	19.5	—
Other, net	(16.8)	(4.3)

Net cash provided (used) by investing activities	335.1	(1,408.3)

Cash Flows - Financing Activities
Change in notes payable	54.8	766.4
Issuance of long-term debt	542.9	1,274.6
Payment of long-term debt	(1,000.3)	(395.6)
Proceeds from common stock issued on exercised options	103.0	103.1
Tax benefit on exercised options	57.2	56.6
Purchases of common stock for treasury	(601.8)	(1,161.7)
Dividends paid	(794.6)	(751.3)
Distributions to noncontrolling and redeemable interest holders	(81.7)	(24.0)
Other, net	—	(14.6)

Net cash used by financing activities	(1,720.5)	(146.5)

Effect of exchange rate changes on cash and cash equivalents	(28.6)	(89.7)

Increase (decrease) in cash and cash equivalents	448.5	(83.1)
Cash and cash equivalents - beginning of year	334.2	867.3

Cash and cash equivalents - end of period	$782.7	$784.2

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions and divestitures:
Receivables	$(48.7)	$(176.4)
Inventories	(89.3)	(50.8)
Prepaid expenses and other current assets	(2.6)	(11.7)
Accounts payable	75.9	(18.9)
Other current liabilities	270.7	75.6

Changes in current assets and liabilities	$206.0	$(182.2)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter and nine months ended February 28, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2016.

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

(3) Restructuring Initiatives

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges related to these activities were as follows:

	Quarter Ended Feb. 28, 2016					Quarter Ended Feb. 22, 2015
In Millions	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Pension Related	Accelerated Depreciation	Other	Total
Project Compass	$(0.9)	$—	$—	$0.1	$(0.8)	$—	$—	$—	$—	$—	$—
Project Century	7.4	10.4	17.0	9.1	43.9	22.3	8.8	15.6	21.6	1.6	69.9
Project Catalyst	(8.9)	—	—	—	(8.9)	(24.4)	11.1	6.6	—	8.0	1.3
Total	$(2.4)	$10.4	$17.0	$9.2	$34.2	$(2.1)	$19.9	$22.2	$21.6	$9.6	$71.2

	Nine-Month Period Ended Feb. 28, 2016						Nine-Month Period Ended Feb. 22, 2015
In Millions	Severance	Asset Write- offs	Pension Related	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Pension Related	Accelerated Depreciation	Other	Total
Project Compass	$46.2	$—	$(0.2)	$—	$6.8	$52.8	$—	$—	$—	$—	$—	$—
Project Century	35.5	22.9	19.1	59.6	18.0	155.1	44.0	41.4	31.2	34.2	8.0	158.8
Project Catalyst	(8.7)	—	—	—	—	(8.7)	120.6	11.1	6.6	—	8.0	146.3
Combination of certain operational facilities	—	—	—	—	—	—	13.0	0.7	—	—	0.2	13.9
Charges associated with restructuring actions previously announced	—	—	—	—	—	—	(0.6)	—	—	—	—	(0.6)
Total	$73.0	$22.9	$18.9	$59.6	$24.8	$199.2	$177.0	$53.2	$37.8	$34.2	$16.2	$318.4

In the first quarter of fiscal 2016, we approved Project Compass, a restructuring plan designed to enable our International segment to accelerate long-term growth through increased organizational effectiveness and reduced administrative expense. In connection with this project, we expect to eliminate approximately 725 to 775 positions. We expect to incur approximately $62 to $65 million of net expenses relating to this action of which approximately $61 million will be cash. We recorded $52.8 million of restructuring charges in the nine-month period ended February 28, 2016, relating to this action. We expect this action to be completed by the end of fiscal 2017.

Project Century (Century) began in fiscal 2015 as a review of our North American manufacturing and distribution network to streamline operations and identify potential capacity reductions. In the second quarter of fiscal 2016, we broadened the scope of Project Century to identify opportunities to streamline our supply chain outside of North America. As part of the expanded project, we notified employees and their representatives of our decision to close manufacturing facilities in our International segment supply chain located in Berwick, United Kingdom and East Tamaki, New Zealand. These actions will affect approximately 285 positions. We expect to incur total restructuring charges of approximately $47 to $52 million relating to these actions, of which approximately $22 million will be cash. We recorded $17.9 million of restructuring charges in the third quarter of fiscal 2016 and $18.3 million in the nine-month period ended February 28, 2016, relating to these actions. We expect these actions to be completed by the end of fiscal 2017.

As part of Century, in the first quarter of fiscal 2016, we notified the union member employees and union representatives at our West Chicago, Illinois facility of our decision to close this cereal and dry dinner manufacturing plant in our U.S. Retail segment supply chain. This action will affect approximately 500 positions, and we expect to incur approximately $114 million of net expenses relating to this action, of which approximately $57 million will be cash. We recorded $8.2 million of restructuring charges in the third quarter of fiscal 2016 and $72.2 million in the nine-month period ended February 28, 2016, relating to this action. We expect this action to be completed by the end of fiscal 2019.

As part of Century, in the first quarter of fiscal 2016, we notified the employees at our snacks manufacturing facility in Joplin, Missouri of our decision to close this plant in our U.S. Retail segment supply chain. This action affected approximately 120 positions, and we expect to incur approximately $8 million of net expenses relating to this action, of which less than $1 million will be cash. We recorded $0.6 million of restructuring charges in the third quarter of fiscal 2016 and $8.4 million in the nine-month period ended February 28, 2016, relating to this action. We expect this action to be completed by the end of fiscal 2016.

As part of Century, in the third quarter of fiscal 2015, we approved a restructuring plan to reduce our refrigerated dough capacity and exit our Midland, Ontario, Canada and New Albany, Indiana facilities, which support our U.S. Retail, International, and Convenience Stores and Foodservice supply chains. The Midland action will affect approximately 100 positions, and we expect to incur approximately $23 million of net expenses relating to this action, of which approximately $15 million will be cash. We recorded $1.3 million of restructuring charges in the nine-month period ended February 28, 2016, relating to this action. We recorded $5.7 million of restructuring charges in the third quarter of fiscal 2015 relating to this action. The New Albany action will affect approximately 400 positions, and we expect to incur approximately $84 million of net expenses relating to this action of which approximately $42 million will be cash. We recorded $7.5 million of restructuring charges in the third quarter of fiscal 2016 and $13.0 million in the nine-month period ended February 28, 2016, relating to this action. We recorded $47.4 million of restructuring charges in the third quarter of fiscal 2015 relating to this action. We expect these actions to be completed by the end of fiscal 2018.

As part of Century, in the second quarter of fiscal 2015, we approved a restructuring plan to consolidate yogurt manufacturing capacity and exit our Methuen, Massachusetts facility in our U.S. Retail segment and Convenience Stores and Foodservice segment supply chains. This action affected approximately 250 positions. We expect to incur approximately $64 million of net expenses relating to this action of which approximately $13 million will be cash. We recorded $13.8 million of restructuring charges in the nine-month period ended February 28, 2016, relating to this action. We recorded $9.2 million of restructuring charges in the third quarter of fiscal 2015 and $34.9 million in the nine-month period ended February 22, 2015. We expect this action to be completed by the end of fiscal 2016.

As part of Century, in the second quarter of fiscal 2015, we approved a restructuring plan to eliminate excess cereal and dry mix capacity and exit our Lodi, California facility in our U.S. Retail supply chain. This action affected approximately 430 positions. We expect to incur approximately $85 million of net expenses relating to this action of which approximately $20 million will be cash. We recorded $9.4 million of restructuring charges in the third quarter of fiscal 2016 and $26.4 million in the nine-month period ended February 28, 2016, relating to this action. We recorded $8.7 million of restructuring charges in the third quarter of fiscal 2015 and $53.5 million in the nine-month period ended February 22, 2015, relating to this action. We expect this action to be completed by the end of fiscal 2016.

In addition, we recorded restructuring charges of $1.7 million in the third quarter and nine-month period ended February 28, 2016, relating to other Century actions previously announced. We recorded $17.3 million in the nine-month period ended February 22, 2015, relating to other Century actions previously announced.

During the second quarter of fiscal 2015, we approved Project Catalyst, a restructuring plan to increase organizational effectiveness and reduce overhead expense. In connection with this project, we eliminated approximately 750 positions primarily in the United States. We incurred approximately $140 million of net expenses relating to these actions of which approximately $103 million will be cash. In the third quarter of fiscal 2016, we reduced the estimate of charges related to this action by $8.9 million. We recorded $1.3 million of restructuring charges in the third quarter of fiscal 2015 and $146.3 million in the nine-month period ended February 22, 2015, relating to this action. These actions were largely completed in fiscal 2015.

During the first quarter of fiscal 2015, we approved a plan to combine certain Yoplait and General Mills operational facilities within our International segment to increase efficiencies and reduce costs. This action will affect approximately 240 positions. We expect to incur approximately $15 million of net expenses relating to this action of which approximately $12 million will be cash. We recorded $13.9 million of restructuring charges in the nine-month period ended February 22, 2015, relating to this action. We expect this action to be completed in fiscal 2017.

During the nine-month period ended February 28, 2016, we paid $116.2 million in cash relating to restructuring initiatives.

In addition to restructuring charges, we expect to incur approximately $111 million of additional project-related costs, which will be recorded in cost of sales, all of which will be cash. We recorded project-related costs in cost of sales of $10.1 million in the third quarter of fiscal 2016 and $39.4 million in the nine-month period ended February 28, 2016.

Restructuring charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2016	Feb. 22, 2015	Feb. 28, 2016	Feb. 22, 2015
Cost of sales	$17.3	$21.9	$60.9	$40.5
Restructuring, impairment, and other exit costs	16.9	49.3	138.3	277.9
Total restructuring charges	34.2	71.2	199.2	318.4

Project-related costs classified in cost of sales	$10.1	$2.8	$39.4	$3.5

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 31, 2015	$118.6	$0.6	$1.6	$120.8
Fiscal 2016 charges, including foreign currency translation	69.1	1.5	4.3	74.9
Utilized in fiscal 2016	(91.9)	(0.7)	(4.5)	(97.1)
Reserve balance as of Feb. 28, 2016	$95.8	$1.4	$1.4	$98.6

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Feb. 28, 2016	May 31, 2015
Goodwill	$8,692.4	$8,874.9
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,119.5	4,262.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	533.7	544.0
Less accumulated amortization	(143.4)	(129.1)
Intangible assets subject to amortization, net	390.3	414.9
Other intangible assets	4,509.8	4,677.0
Total	$13,202.2	$13,551.9

Based on the carrying value of finite-lived intangible assets as of February 28, 2016, annual amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

The changes in the carrying amount of goodwill during fiscal 2016 were as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice	Joint Ventures	Total
Balance as of May 31, 2015	$6,419.0	$1,133.3	$921.1	$401.5	$8,874.9
Acquisitions	54.1	28.6	—	—	82.7
Divestiture	(180.2)	(4.3)	—	—	(184.5)
Other activity, primarily foreign currency translation	—	(78.7)	—	(2.0)	(80.7)
Balance as of Feb. 28, 2016	$6,292.9	$1,078.9	$921.1	$399.5	$8,692.4

The changes in the carrying amount of other intangible assets during fiscal 2016 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 31, 2015	$3,311.9	$1,301.5	$63.6	$4,677.0
Acquisitions	23.1	7.0	—	30.1
Divestiture	(119.4)	—	—	(119.4)
Other activity, primarily foreign currency translation	(2.8)	(75.7)	0.6	(77.9)
Balance as of Feb. 28, 2016	$3,212.8	$1,232.8	$64.2	$4,509.8

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

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Mountain High	$35.4	20%
Uncle Toby’s	$52.2	11%

We will continue to monitor these businesses for potential impairment.

(5) Inventories

The components of inventories were as follows:

In Millions	Feb. 28, 2016	May 31, 2015
Raw materials and packaging	$366.1	$390.8
Finished goods	1,123.9	1,268.6
Grain	82.4	95.7
Excess of FIFO over LIFO cost	(222.2)	(214.2)
Total	$1,350.2	$1,540.9

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

Unallocated corporate items for the quarters and nine-month periods ended February 28, 2016, and February 22, 2015 included:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2016	Feb. 22, 2015	Feb. 28, 2016	Feb. 22, 2015
Net loss on mark-to-market valuation of certain commodity positions	$(42.7)	$(64.8)	$(96.7)	$(146.4)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	39.8	28.6	101.9	56.6
Net mark-to-market revaluation of certain grain inventories	(4.4)	(7.5)	(2.1)	(8.2)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(7.3)	$(43.7)	$3.1	$(98.0)

As of February 28, 2016, the net notional value of commodity derivatives was $343.4 million, of which $146.9 million related to energy inputs and $196.5 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

During the third quarter of fiscal 2016, in advance of planned debt financing, we entered into $400.0 million of treasury locks with an average fixed rate of 2.1 percent due February 15, 2017.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of February 28, 2016, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 28, 2016, $508.0 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Feb. 28, 2016	May 31, 2015
U.S. commercial paper	$334.5	$432.0
Financial institutions	305.8	183.8
Total	$640.3	$615.8

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 28, 2016:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$—
May 2019	1.0	—
June 2019	0.2	0.2
Total committed credit facilities	2.9	0.2
Uncommitted credit facilities	0.4	0.1
Total committed and uncommitted credit facilities	$3.3	$0.3

In June 2014, our subsidiary Yoplait SAS entered into a €200.0 million fee-paid committed credit facility that is scheduled to expire in June 2019.

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of February 28, 2016.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $8,539.2 million and $8,127.9 million, respectively, as of February 28, 2016. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In January 2016, we issued €500.0 million principal amount of floating-rate notes due January 15, 2020. Interest on the note is payable quarterly in arrears. We may redeem the notes if certain tax laws change and we would be obligated to pay additional amounts on the notes. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to repay a portion of our maturing long-term debt.

In January 2016, we repaid $250 million of 0.875 percent fixed-rate notes and $750 million of floating-rate notes.

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

Certain of our long-term debt agreements contain restrictive covenants. As of February 28, 2016, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of February 28, 2016, the redemption value of the euro-denominated redeemable interest was $826.7 million.

A subsidiary of Yoplait SAS has entered into an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $213.5 million for the nine-month period ended February 28, 2016 and $213.4 million for the nine-month period ended February 22, 2015.

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

Our noncontrolling interests contain restrictive covenants. As of February 28, 2016, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income (loss):

	Quarter Ended Feb. 28, 2016					Quarter Ended Feb. 22, 2015
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$361.7	$1.7	$4.3			$343.2	$2.1	$8.5
Other comprehensive income (loss):
Foreign currency translation	$(50.4)	$—	(50.4)	9.5	1.0	$(319.3)	$—	(319.3)	(29.2)	(62.8)
Other fair value changes:
Securities	(0.3)	0.1	(0.2)	—	—	0.6	(0.1)	0.5	—	—
Hedge derivatives	15.7	(0.2)	15.5	—	3.5	20.3	(6.8)	13.5	—	(2.6)
Reclassification to earnings:
Hedge derivatives (a)	(4.7)	0.9	(3.8)	—	0.1	(0.8)	0.1	(0.7)	—	0.6
Amortization of losses and prior service costs (b)	49.7	(18.7)	31.0	—	—	44.8	(17.0)	27.8	—	—
Other comprehensive income (loss)	$10.0	$(17.9)	(7.9)	9.5	4.6	$(254.4)	$(23.8)	(278.2)	(29.2)	(64.8)
Total comprehensive income (loss)			$353.8	$11.2	$8.9			$65.0	$(27.1)	$(56.3)

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Nine-Month Period Ended					Nine-Month Period Ended
	Feb. 28, 2016					Feb. 22, 2015
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,317.8	$8.2	$20.4			$1,034.5	$7.7	$19.4
Other comprehensive loss:
Foreign currency translation	$(223.1)	$—	(223.1)	(2.7)	(26.6)	$(601.4)	$—	(601.4)	(66.8)	(132.9)
Other fair value changes:
Securities	(0.3)	0.1	(0.2)	—	—	1.2	(0.4)	0.8	—	—
Hedge derivatives	31.0	(4.4)	26.6	—	2.8	27.4	(8.3)	19.1	—	(3.6)
Reclassification to earnings:
Hedge derivatives (a)	(7.0)	1.7	(5.3)	—	2.0	4.0	(0.8)	3.2	—	2.0
Amortization of losses and prior service costs (b)	157.1	(59.3)	97.8	—	—	131.1	(50.3)	80.8	—	—
Other comprehensive loss	$(42.3)	$(61.9)	(104.2)	(2.7)	(21.8)	$(437.7)	$(59.8)	(497.5)	(66.8)	(134.5)
Total comprehensive income (loss)			$1,213.6	$5.5	$(1.4)			$537.0	$(59.1)	$(115.1)

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Feb. 28, 2016	May 31, 2015
Foreign currency translation adjustments	$(759.7)	$(536.6)
Unrealized gain (loss) from:
Securities	3.5	3.7
Hedge derivatives	(7.5)	(28.8)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,664.1)	(1,756.1)
Prior service costs	12.9	7.1
Accumulated other comprehensive loss	$(2,414.9)	$(2,310.7)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2016	Feb. 22, 2015	Feb. 28, 2016	Feb. 22, 2015
Compensation expense related to stock-based payments	$19.1	$25.4	$73.4	$93.1

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs.

As of February 28, 2016, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance award units was $109.4 million. This expense will be recognized over 20 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month Period Ended
In Millions	Feb. 28, 2016	Feb. 22, 2015
Net cash proceeds	$103.0	$103.1
Intrinsic value of options exercised	$141.7	$121.6

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended
	Feb. 28, 2016	Feb. 22, 2015
Estimated fair values of stock options granted	$7.24	$7.22
Assumptions:
Risk-free interest rate	2.4%	2.6%
Expected term	8.5 years	8.5 years
Expected volatility	17.6%	17.5%
Dividend yield	3.2%	3.0%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 31, 2015	39,077.2	$34.35
Granted	1,930.2	55.72
Exercised	(4,747.6)	28.34
Forfeited or expired	(125.8)	48.03
Outstanding as of Feb. 28, 2016	36,134.0	$36.23	4.27	$822.8
Exercisable as of Feb. 28, 2016	26,102.8	$31.85	3.01	$708.7

Information on restricted stock and performance award unit activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 31, 2015	6,235.6	$46.44	237.0	$44.84
Granted	1,267.8	55.91	63.8	55.82
Vested	(2,028.6)	47.08	(69.5)	40.55
Forfeited	(219.2)	48.77	(17.1)	51.56
Non-vested as of Feb. 28, 2016	5,255.6	$48.39	214.2	$48.40

The total grant-date fair value of restricted stock unit awards that vested in the nine-month period ended February 28, 2016 was $98.4 million, and restricted stock units with a grant-date fair value of $84.9 million vested in the nine-month period ended February 22, 2015.

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Nine-Month Period Ended
In Millions, Except per Share Data	Feb. 28, 2016	Feb. 22, 2015	Feb. 28, 2016	Feb. 22, 2015
Net earnings attributable to General Mills	$361.7	$343.2	$1,317.8	$1,034.5

Average number of common shares - basic EPS	595.6	598.2	599.1	604.5
Incremental share effect from: (a)
Stock options	9.6	11.1	9.9	11.5
Restricted stock, restricted stock units, and other	3.3	4.5	3.2	4.3
Average number of common shares - diluted EPS	608.5	613.8	612.2	620.3

Earnings per share - basic	$0.61	$0.57	$2.20	$1.71
Earnings per share - diluted	$0.59	$0.56	$2.15	$1.67

(a)	Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2016	Feb. 22, 2015	Feb. 28, 2016	Feb. 22, 2015
Anti-dilutive stock options, restricted stock units, and performance share units	1.2	2.2	2.7	2.0

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2016	Feb. 22, 2015	Feb. 28, 2016	Feb. 22, 2015
Shares of common stock (a)	1.1	3.7	10.6	22.3
Aggregate purchase price	$64.5	$192.9	$601.8	$1,161.7

(a)	The number of shares repurchased during the third quarter of fiscal 2016 and nine-month period ended February 28, 2016, include 0.2 million and 3.9 million shares, respectively, repurchased under an accelerated share repurchase (ASR) agreement.

During the second quarter of fiscal 2016, we entered into an ASR agreement with an unrelated third party financial institution to repurchase an aggregate of $225.0 million of our outstanding common stock. Under the ASR agreement, we paid $225.0 million to the financial institution and received 3.7 million shares of common stock with a fair value of $213.3 million during the second quarter of fiscal 2016. We received an additional 0.2 million shares of common stock upon completion of the ASR agreement during the third quarter of fiscal 2016. As of November 29, 2015, we recorded this transaction as an increase in treasury stock of $213.3 million, and recorded the remaining $11.7 million as a decrease to additional paid in capital on our Consolidated Balance Sheets. Upon completion of the

ASR agreement in the third quarter of fiscal 2016, we reclassified the $11.7 million to treasury stock from additional paid-in capital on our Consolidated Balance Sheets.

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Nine-Month Period Ended
In Millions	Feb. 28, 2016	Feb. 22, 2015
Net cash interest payments	$269.6	$278.5
Net income tax payments	$421.1	$449.8

(14) Retirement and Postemployment Benefits

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 28, 2016	Feb. 22, 2015	Feb. 28, 2016	Feb. 22, 2015	Feb. 28, 2016	Feb. 22, 2015
Service cost	$33.5	$34.3	$4.7	$5.6	$1.9	$1.8
Interest cost	66.9	62.3	11.0	11.8	1.0	1.1
Expected return on plan assets	(124.2)	(119.1)	(11.5)	(10.0)	—	—
Amortization of losses	47.6	35.4	1.7	1.2	0.1	0.1
Amortization of prior service costs (credits)	1.2	1.9	(1.4)	(0.4)	0.6	0.6
Other adjustments	0.1	10.6	—	3.1	2.8	3.2
Settlement or curtailment losses	—	7.9	—	0.5	—	—
Net expense	$25.1	$33.3	$4.5	$11.8	$6.4	$6.8

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2016	Feb. 22, 2015	Feb. 28, 2016	Feb. 22, 2015	Feb. 28, 2016	Feb. 22, 2015
Service cost	$100.9	$103.1	$14.2	$16.8	$5.7	$5.6
Interest cost	200.9	187.2	33.0	35.3	3.0	3.2
Expected return on plan assets	(372.8)	(357.6)	(34.6)	(30.1)	—	—
Amortization of losses	142.3	106.2	5.0	3.7	0.5	0.5
Amortization of prior service costs (credits)	3.6	5.6	(4.1)	(1.2)	1.8	1.8
Other adjustments	5.1	15.0	2.4	3.4	9.3	9.5
Settlement or curtailment losses	11.3	18.0	0.2	1.3	—	—
Net expense	$91.3	$77.5	$16.1	$29.2	$20.3	$20.6

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

Operating profit for these segments excludes unallocated corporate items, gain on a divestitures, and restructuring, impairment, and other exit costs. Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, contributions to the General Mills Foundation, asset and liability remeasurement impact of hyperinflationary economies, restructuring initiative project-related costs, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

Our operating segment results were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2016	Feb. 22, 2015	Feb. 28, 2016	Feb. 22, 2015
Net sales:
U.S. Retail	$2,476.8	$2,651.9	$7,769.9	$7,957.8
International	1,071.9	1,233.9	3,428.1	3,906.1
Convenience Stores and Foodservice	453.7	465.1	1,437.2	1,467.6

Total	$4,002.4	$4,350.9	$12,635.2	$13,331.5

Operating profit:
U.S. Retail	$518.4	$520.8	$1,748.5	$1,594.1
International	70.4	108.4	323.6	388.7
Convenience Stores and Foodservice	90.6	69.0	273.2	252.5

Total segment operating profit	679.4	698.2	2,345.3	2,235.3
Unallocated corporate items	77.7	111.7	232.3	303.7
Divestitures (gain)	(1.5)	—	(200.6)	—
Restructuring, impairment, and other exit costs	16.9	49.3	138.3	277.9

Operating profit	$586.3	$537.2	$2,175.3	$1,653.7

(16) New Accounting Pronouncements

In the first quarter of fiscal 2015, we adopted new accounting requirements on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The adoption of this guidance did not have an impact on our results of operations or financial position.

In the first quarter of fiscal 2016, we elected to adopt new accounting requirements for the classification of debt issuance costs presented in the balance sheet as a direct reduction from the carrying amount of the debt liability. This presentation change has been implemented retroactively. The adoption of this guidance did not have a material impact on our results of operations or financial position.

(17) Subsequent Events

On March 16, 2016, we sold our General Mills de Venezuela CA subsidiary to a third party and exited our business in Venezuela. As a result of this transaction, we expect to record a loss on the sale of approximately $35 million pre-tax in the fourth quarter of fiscal 2016.

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

CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter Results

For the third quarter of fiscal 2016, net sales declined 8 percent to $4,002 million and decreased 4 percent on a constant-currency basis, compared to the same period last year. Total segment operating profit was $679 million, 3 percent lower than the third quarter of fiscal 2015 and 1 percent lower on a constant-currency basis. Net earnings attributable to General Mills were $362 million in the third quarter of fiscal 2016, up 5 percent from $343 million last year, and diluted earnings per share (EPS) of $0.59 in the third quarter of fiscal 2016 were up 5 percent from $0.56 last year. These results include the mark-to-market valuation of certain commodity positions and grain inventories, restructuring charges, project-related costs, Annie’s integration costs, and the impact of asset and liability remeasurement for Venezuela. Diluted EPS excluding these items affecting comparability totaled $0.65 in the third quarter of fiscal 2016, down 7 percent from $0.70 in the same period last year. Diluted EPS excluding certain items affecting comparability on a constant-currency basis decreased 6 percent compared to the third quarter of fiscal 2015 (see the “Non-GAAP Measures” section below for our use of these measures not defined by GAAP).

Net sales declined 8 percent to $4,002 million for the third quarter of fiscal 2016 compared to $4,351 million in the same period last year. Components of net sales growth are shown in the following table:

Third Quarter of Fiscal 2016 vs. Third Quarter of Fiscal 2015	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	(8)pts	Flat	Flat	(5)pts
Net price realization and mix	1 pt	Flat	(2)pts	1 pt
Foreign currency exchange	NA	(13)pts	NM	(4)pts
Net sales growth	(7)pts	(13)pts	(2)pts	(8)pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales growth in the third quarter of fiscal 2016 included a 3 percent decrease from the impact of the divestiture of the North America Green Giant product lines (Green Giant) in the second quarter of fiscal 2016.

Cost of sales decreased $330 million from the third quarter of fiscal 2015 to $2,645 million. The decrease included a $138 million decrease attributable to lower volume and a $154 million decrease attributable to product rate and mix. The impact from both volume and product rate and mix included the effects of the divestiture of Green Giant. We recorded a $7 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2016 compared to a net increase of $44 million in the third quarter of fiscal 2015. We recorded $17 million of restructuring charges in cost of sales in the third quarter of fiscal 2016 compared to $22 million in the same period last year. We also recorded $10 million of restructuring initiative project-related costs in the third quarter of fiscal 2016 compared to $3 million in the same period last year. (Please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report). In addition, we recorded a $3 million foreign exchange loss related to the Venezuela currency devaluation in the third quarter of fiscal 2015.

Selling, general, and administrative (SG&A) expenses decreased $33 million to $756 million in the third quarter of fiscal 2016 compared to the same period in fiscal 2015. The decrease in SG&A expenses primarily reflects a 6 percentage point decrease in media and advertising expense, and savings from Project Catalyst and our other cost management initiatives. We also recorded $4 million of integration costs resulting from the acquisition of Annie’s and a $4 million foreign exchange loss related to the Venezuela currency devaluation in the third quarter of fiscal 2015. SG&A expenses as a percent of net sales in the third quarter of fiscal 2016 increased 80 basis points compared with the third quarter of fiscal 2015.

Restructuring, impairment, and other exit costs totaled $17 million in the third quarter of fiscal 2016 compared to $49 million in the same period last year.

Total charges associated with our restructuring initiatives recognized in the third quarter of fiscal 2016 consisted of the following:

	Quarter Ended February 28, 2016		Quarter Ended February 22, 2015
In Millions	Charge	Cash	Charge	Cash
Compass	$(0.8)	$3.6	$—	$—
Total Century (a)	43.9	24.9	69.9	1.8
Catalyst	(8.9)	11.3	1.3	28.4
Combination of certain operational facilities	—	1.1	—	—
Other	—	0.1	—	2.5
Total restructuring charges	34.2	41.0	71.2	32.7
Project-related costs	10.1	10.5	2.8	—
Restructuring charges and project-related costs	$44.3	$51.5	$74.0	$32.7

(a)	Includes $17.3 million of restructuring charges recorded in cost of sales in fiscal 2016 and $21.9 million in fiscal 2015.

For further information on these restructuring initiatives, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the third quarter of fiscal 2016 totaled $77 million, down $3 million from fiscal 2015, driven primarily by lower average debt balances, partially offset by changes in the mix of debt.

The effective tax rate for the third quarter of fiscal 2016 was 31.0 percent compared to 25.5 percent for the third quarter of fiscal 2015. The 5.5 percentage point increase was primarily due to less favorable impacts of U.S. federal legislation passed during the third quarter of fiscal 2016 and changes in earnings mix by country.

After-tax earnings from joint ventures for the third quarter ended February 28, 2016, increased to $16 million compared to $13 million in the same period last fiscal year, primarily driven by volume growth for Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures increased 19 percent. The change in net sales for each joint venture is set forth in the following table:

	Quarter Ended Feb. 28, 2016
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
Cereal Partners Worldwide (CPW)	(12)%	(11	)pts	(1)%
HDJ	24	2		22

Joint Ventures	(6)%	(9	)pts	3%

The components of our joint ventures’ net sales growth are shown in the following table:

Third Quarter of Fiscal 2016 vs. Third Quarter of Fiscal 2015	CPW	HDJ
Contributions from volume growth (a)	(2)pts	18 pts
Net price realization and mix	1 pt	4 pts
Foreign currency exchange	(11)pts	2 pts
Net sales growth	(12)pts	24 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding decreased by 5 million in the third quarter of fiscal 2016 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Nine-month Results

For the nine-month period ended February 28, 2016, net sales declined 5 percent to $12,635 million and decreased 1 percent on a constant-currency basis, compared to the same period last year. Total segment operating profit was $2,345 million, 5 percent higher than the nine-month period ended February 22, 2015 and 8 percent higher on a constant-currency basis. Net earnings attributable to General Mills were $1,318 million in the nine-month period ended February 28, 2016, up 27 percent from $1,034 million last year, and diluted EPS of $2.15 were up 29 percent compared to the nine-month period ended February 22, 2015. These results include a gain from divestitures, restructuring charges, project-related costs, the mark-to-market valuation of certain commodity positions and grain inventories, Annie’s integration costs, and the impact of asset and liability remeasurement for Venezuela. Diluted EPS excluding these items affecting comparability was $2.26 in the nine-month period ended February 28, 2016, up 7 percent compared to $2.11 in the same period last year. Diluted EPS excluding certain items affecting comparability on a constant-currency basis increased 10 percent compared to the nine-month period ended February 22, 2015 (see the “Non-GAAP Measures” section below for our use of these measures not defined by GAAP).

Net sales of $12,635 million for the nine-month period ended February 28, 2016 declined 5 percent compared to $13,332 million in the same period last year. Components of net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 28, 2016 vs. Nine-Month Period Ended Feb. 22, 2015	U.S. Retail	International	Convenience Stores and Foodservice	Combined Segments
Contributions from volume growth (a)	(4)pts	Flat	(1)pt	(2)pts
Net price realization and mix	2 pts	2 pts	(1)pt	1 pt
Foreign currency exchange	NA	(14)pts	NM	(4)pts
Net sales growth	(2)pts	(12)pts	(2)pts	(5)pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales growth for the nine-month period included a 1 percent decrease from the net impact of the Green Giant divestiture and the acquisition of Annie’s Inc. (Annie’s) in the second quarter of fiscal 2015.

Cost of sales decreased $716 million from the nine-month period ended February 22, 2015, to $8,182 million. The decrease included a $197 million decrease attributable to lower volume and a $471 million decrease attributable to product rate and mix. The impact from both volume and product rate and mix included the net effects of the divestiture of Green Giant and Annie’s acquisition. We recorded $61 million of restructuring charges in cost of sales in the nine-month period ended February 28, 2016, compared to $40 million in the same period last year. We also recorded $39 million of restructuring initiative project-related costs in the nine-month period ended February 28, 2016 compared to $4 million in the same period last year. (Please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report). We recorded a $3 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 28, 2016, compared to a net increase of $98 million in the nine-month period ended February 22, 2015. We also recorded a $3 million foreign exchange loss related to the Venezuela currency devaluation in the nine-month period ended February 22, 2015.

SG&A expenses decreased $162 million to $2,340 million in the nine-month period ended February 28, 2016, compared to the same period in fiscal 2015. The decrease in SG&A expenses primarily reflects savings from Project Catalyst and other cost management initiatives, and a 9 percentage point decrease in media and advertising expense. We also recorded $8 million of integration costs resulting from the acquisition of Annie’s and a $4 million foreign exchange loss related to the Venezuela currency devaluation in the nine-month period ended February 22, 2015. SG&A expenses as a percent of net sales in the nine-month period ended February 28, 2016 decreased 30 basis points compared with the same period of fiscal 2015.

Divestitures gain totaled $201 million primarily from the sale of Green Giant during the nine-month period ended February 28, 2016.

Restructuring, impairment, and other exit costs totaled $138 million in the nine-month period ended February 28, 2016 compared to $278 million in the same period last year.

Total charges associated with our restructuring initiatives consisted of the following:

	Nine-Month Period Ended February 28, 2016		Nine-Month Period Ended February 22, 2015
In Millions	Charge	Cash	Charge	Cash
Compass	$52.8	$29.1	$—	$—
Total Century (a)	155.1	38.0	158.8	8.3
Catalyst	(8.7)	46.9	146.3	30.2
Combination of certain operational facilities	—	2.1	13.9	—
Other	—	0.1	(0.6)	4.7
Total restructuring charges	199.2	116.2	318.4	43.2
Project-related costs	39.4	37.7	3.5	—
Restructuring charges and project-related costs	$238.6	$153.9	$321.9	$43.2

(a)	Includes $60.9 million of restructuring charges recorded in cost of sales during fiscal 2016 and $40.5 million in fiscal 2015.

	Nine-Month Period Ended February 28, 2016		Fiscal Year Ended May. 31, 2015		Estimated Future		Estimated Total		Estimated Savings (b)
In Millions	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash
Compass	$52.8	$29.1	$—	$—	$11	$32	$64	$61
Total Century (a)	155.1	38.0	181.8	12.0	110	125	447	175
Catalyst	(8.7)	46.9	148.4	45.0	—	11	140	103
Combination of certain operational facilities	—	2.1	13.9	6.5	1	4	15	12
Other	—	0.1	(0.6)	0.1	—	—	—	—
Total restructuring charges	199.2	116.2	343.5	63.6	122	172	666	351
Project-related costs	39.4	37.7	13.2	9.7	58	64	111	111
Restructuring charges and project-related costs	$238.6	$153.9	$356.7	$73.3	$180	$236	$777	$462	$500

(a)	Includes $60.9 million of restructuring charges recorded in cost of sales during fiscal 2016.

(b)	Cumulative annual savings targeted by fiscal 2018. Includes savings from SG&A cost reduction projects.

For further information on these restructuring initiatives, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the nine-month period ended February 28, 2016, totaled $226 million, down $9 million from fiscal 2015, driven primarily by lower average debt balances.

The effective tax rate for the nine-month period ended February 28, 2016, was 34.3 percent compared to 29.8 percent for the nine-month period ended February 22, 2015. The 4.5 percentage point increase was primarily due to significant non-deductible expenses related to the Green Giant divestiture in the second quarter of fiscal 2016 and changes in earnings mix by country.

After-tax earnings from joint ventures for the nine-month period ended February 28, 2016, of $65 million essentially matched the same period last fiscal year. On a constant-currency basis, after-tax earnings from joint ventures increased 8 percent. The change in net sales for each joint venture is set forth in the following table:

	Nine-Month Period Ended Feb. 28, 2016
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
CPW	(15)%	(14	) pts	(1)%
HDJ	(3)	(9)		6
Joint Ventures	(13)%	(13	) pts	Flat

The components of our joint ventures’ net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 28, 2016 vs. Nine-Month Period Ended Feb. 22, 2015	CPW	HDJ
Contributions from volume growth	(1)pt	2 pts
Net price realization and mix	Flat	4 pts
Foreign currency exchange	(14)pts	(9)pts
Net sales growth	(15)pts	(3)pts

Average diluted shares outstanding decreased by 8 million in the nine-month period ended February 28, 2016, compared to the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

SEGMENT OPERATING RESULTS

Our businesses are organized into three operating segments: U.S. Retail; International; and Convenience Stores and Foodservice.

U.S. Retail Segment Results

Net sales for the U.S. Retail segment were $2,477 million for the quarter ended February 28, 2016, 7 percent lower than $2,652 million in the same period last year. Net sales for the segment were $7,770 million for the nine-month period ended February 28, 2016, 2 percent lower than $7,958 million in the same period last year. The components of U.S. Retail net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 28, 2016	Feb. 28, 2016
Contributions from volume growth (a)	(8)pts	(4)pts
Net price realization and mix	1 pt	2 pts
Net sales growth	(7)pts	(2)pts

(a)	Measured in tons based on the stated weight of our product shipments.

The impact of the Green Giant divestiture decreased net sales growth by 5 percentage points in the third quarter of fiscal 2016. The net impact of the Green Giant divestiture and Annie’s acquisition decreased net sales growth by 1 percentage point in the nine-month period ended February 28, 2016.

U.S. Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 28, 2016	Feb. 28, 2016
Meals	(14)%	(5)%
Yogurt	(10)	(4)
Baking Products	(3)	(1)
Snacks	(2)	Flat
Cereal	(2)	Flat
Total	(7)%	(2)%

Segment operating profit of $518 million in the third quarter of fiscal 2016 essentially matched the same period last year, primarily driven by lower volume, offset by cost savings from Project Catalyst and other cost management initiatives.

Segment operating profit increased 10 percent to $1,748 million in the nine-month period ended February 28, 2016, compared to the same period of fiscal 2015. The increase was primarily driven by cost savings from Project Catalyst and other cost management initiatives, a decrease in media and advertising expenses, and lower supply chain costs, partially offset by the net impact of the Green Giant divestiture and Annie’s acquisition.

International Segment Results

Net sales for the International segment were $1,072 million for the quarter ended February 28, 2016, 13 percent lower than $1,234 million in the same period last year. Net sales for the segment were $3,428 million for the nine-month period ended February 28, 2016, 12 percent lower than $3,906 million in the same period last year. The components of International net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 28, 2016	Feb. 28, 2016

Contributions from volume growth (a)	Flat	Flat
Net price realization and mix	Flat	2 pts
Foreign currency exchange	(13)pts	(14)pts
Net sales growth	(13)pts	(12)pts

(a)	Measured in tons based on the stated weight of our product shipments.

The impact of the Green Giant divestiture decreased net sales growth by 2 percentage points in the third quarter of fiscal 2016 and decreased net sales growth by 1 percentage point in the nine-month period ended February 28, 2016.

International segment net sales percentage change by region are shown in the following tables:

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant- Currency Basis (a)
	Quarter Ended Feb. 28, 2016	Quarter Ended Feb. 28, 2016
Europe	(9)%	(2)%
Canada	(26)	(14)
Asia/Pacific	(1)	4
Latin America	(22)	16
Total	(13)%	Flat

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant- Currency Basis (a)
	Nine-Month Period Ended Feb. 28, 2016	Nine-Month Period Ended Feb. 28, 2016
Europe	(11)%	1%
Canada	(17)	(2)
Asia/Pacific	(1)	3
Latin America	(23)	11
Total	(12)%	2%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

Segment operating profit decreased 35 percent to $70 million in the third quarter of fiscal 2016 compared to $108 million in the same period of fiscal 2015, primarily driven by unfavorable foreign currency exchange, the impact of the Green Giant divestiture, and higher input costs. International segment operating profit decreased 24 percent on a constant-currency basis in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 (see the “Non-GAAP Measures” section below for our use of this measure).

Segment operating profit decreased 17 percent to $324 million in the nine-month period ended February 28, 2016, compared to $389 million in the same period of fiscal 2015, primarily driven by unfavorable foreign currency exchange, an increase in SG&A expenses, and the impact of the Green Giant divestiture, partially offset by favorable net price realization. International segment operating profit for the nine-month period ended February 28, 2016, decreased 1 percent on a constant-currency basis compared to the same period of fiscal 2015 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores and Foodservice Segment Results

Net sales for the Convenience Stores and Foodservice segment were $454 million for the quarter ended February 28, 2016, 2 percent lower than $465 million in the same period last year. Net sales for the segment were $1,437 million for the nine-month period ended February 28, 2016, 2 percent lower than $1,468 million in the same period last year. The components of Convenience Stores and Foodservice net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 28, 2016	Feb. 28, 2016
Contributions from volume growth (a)	Flat	(1)pt
Net price realization and mix	(2)pts	(1)pt
Net sales growth	(2)pts	(2)pts

(a)	Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 31 percent to $91 million in the third quarter of fiscal 2016 compared to $69 million in the same period of fiscal 2015, primarily driven by higher grain merchandising earnings, favorable product mix, and cost savings from Project Catalyst and other cost management initiatives.

Segment operating profit increased 8 percent to $273 million for the nine-month period ended February 28, 2016 compared to the same period in fiscal 2015, primarily driven by favorable product mix and cost savings from Project Catalyst and other cost management initiatives, partially offset by lower grain merchandising earnings.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $78 million in the third quarter of fiscal 2016 compared to $112 million in the same period in fiscal 2015. In the third quarter of fiscal 2016, we recorded $17 million of restructuring charges and $10 million of restructuring initiative project-related costs compared to $22 million of restructuring charges and $3 million of restructuring initiative project-related costs in the same period last year. In addition, we recorded a $7 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2016 compared to a $44 million net increase in expense in the same period last year. We also recorded a $7 million foreign exchange loss related to the remeasurement of assets and liabilities of our Venezuelan subsidiary and $4 million of integration costs resulting from the acquisition of Annie’s in the third quarter of fiscal 2015.

Unallocated corporate expense totaled $232 million in the nine-month period ended February 28, 2016, compared to $304 million in the same period last year. In the nine-month period ended February 28, 2016, we recorded $61 million of restructuring charges and $39 million of restructuring initiative project-related costs compared to $40 million of restructuring charges and $4 million of restructuring initiative project-related costs in the same period last year. In addition, we recorded a $3 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 28, 2016, compared to a $98 million net increase in expense in the same period a year ago. We also recorded $8 million of integration costs resulting from the acquisition of Annie’s and a $7 million foreign exchange loss related to the remeasurement of assets and liabilities of our Venezuelan subsidiary in the nine-month period ended February 22, 2015. The decrease in unallocated corporate expense also reflects cost savings from Project Catalyst and other cost management initiatives.

Venezuela is a highly inflationary economy and as such, we remeasure the value of the assets and liabilities of our Venezuelan subsidiary based on the exchange rate at which we expect to remit dividends in U.S. dollars. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (“SICAD 2”) and at that time indicated that it would be the market through which U.S. dollars would be obtained for the remittance of dividends. On February 12, 2015, the Venezuelan government replaced SICAD 2 with a new foreign exchange market mechanism (SIMADI). We have accessed some U.S. dollars through the SIMADI market. SIMADI has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. In the third quarter of fiscal 2016, we recorded an immaterial impact in unallocated corporate items resulting from the remeasurement of assets and liabilities of our Venezuelan subsidiary and in the same period of fiscal 2015, we recorded a $7 million foreign exchange loss. Our Venezuela operations represent less than 1 percent of our consolidated assets, liabilities, net sales, and segment operating profit. After the end of our fiscal third quarter, on March 16, 2016, we sold our General Mills de Venezuela CA subsidiary to a third party and exited our business in Venezuela. As a result of this transaction we expect to record a loss on the sale of approximately $35 million pre-tax in the fourth quarter of fiscal 2016. The transaction is not expected to have a material impact on our ongoing financial results.

LIQUIDITY

During the nine-month period ended February 28, 2016, cash provided by operations was $1,862 million compared to $1,561 million in the same period last year. The $301 million increase is primarily due to a $388 million change in current assets and current liabilities, partially offset by a $192 million change in non-cash restructuring charges in the nine-month period ended February 28, 2016, compared to the same period in fiscal 2015. The $388 million change in other current assets and liabilities is primarily due to the timing of receivables and changes in other current liabilities largely driven by an increase in income taxes payable. Net earnings for fiscal 2016 included a $201 million pre-tax gain primarily from the sale of Green Giant.

Cash provided by investing activities during the nine-month period ended February 28, 2016, was $335 million, compared to a cash use of $1,408 million in the same period in fiscal 2015. In 2016, we received proceeds of $826 million from the divestitures of certain businesses including $823 million for Green Giant. In the second quarter of fiscal 2015, we acquired Annie’s for an aggregate purchase price of $809 million, net of $12 million of cash acquired. Investments of $478 million in land, buildings, and equipment in the first nine months of fiscal 2016 were $13 million lower than the same period a year ago.

Cash used by financing activities during the nine-month period ended February 28, 2016 was $1,720 million compared to $146 million in the same period last year. We had $403 million of net debt payments in the first nine months of fiscal 2016 compared to $1,645 million of net debt issuances in the same period a year ago primarily reflecting the issuance of debt to fund the acquisition of Annie’s. We paid $602 million in cash to repurchase common stock and paid $795 million of dividends in the first nine months of fiscal 2016 compared to $1,162 million and $751 million, respectively, in the same period last year.

As of February 28, 2016, we had $746 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and potential acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate historical earnings from foreign jurisdictions, we intend to do so only in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Feb. 28, 2016	May 31, 2015
Notes payable	$640.3	$615.8
Current portion of long-term debt	1,103.5	1,000.4
Long-term debt	7,024.4	7,575.3
Total debt	8,768.2	9,191.5
Redeemable interest	826.7	778.9
Noncontrolling interests	374.9	396.0
Stockholders’ equity	4,888.8	4,996.7
Total capital	$14,858.6	$15,363.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 28, 2016:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2017	$1.7	$—
May 2019	1.0	—
June 2019	0.2	0.2

Total committed credit facilities	2.9	0.2
Uncommitted credit facilities	0.4	0.1
Total committed and uncommitted credit facilities	$3.3	$0.3

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

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of February 28, 2016, we recorded Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and the redemption value of its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put a limited portion of its redeemable interest to us at fair value once per year through a maximum term expiring December 2020. As of February 28, 2016, the redemption value of the redeemable interest was $827 million, which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of February 28, 2016, we were in compliance with all of these covenants.

We have $1,104 million of long-term debt maturing in the next 12 months that is classified as current, including $1,000 million of 5.7 percent fixed rate notes due February 2017. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the third quarter of fiscal 2016.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. The accounting policies used in preparing our interim fiscal 2016 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of February 28, 2016, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, with the below exception.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (FASB) issued new accounting requirements for accounting for, presentation of, and classification of leases. This will result in most leases being capitalized as a right of use asset with a related liability on our balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal 2020. We are in the process of analyzing the impact of this guidance on our results of operations and financial position.

In November 2015, the FASB issued new accounting requirements for the presentation of deferred tax assets and liabilities, requiring noncurrent classification for all deferred tax assets and liabilities on the statement of financial position. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect this guidance to have a material impact on our results of operations or financial position.

In August 2015, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019. We do not expect this guidance to have a material impact on our results of operations or financial position.

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

In August 2015, the FASB issued new accounting requirements which permits reporting entities with a fiscal year-end that does not coincide with a month-end to apply a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply such practical expedient consistently to all plans. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We do not expect this guidance to have a material impact on our results of operations or financial position.

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

Net sales growth rates on a constant-currency basis are calculated as follows:

	Percentage Change in Total Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Net Sales on Constant- Currency Basis
Quarter Ended Feb. 28, 2016	(8)%	(4	) pts	(4)%
Nine-Month Period Ended Feb. 28, 2016	(5)%	(4	) pts	(1)%

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

Constant-currency total segment operating profit growth is calculated as follows:

	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Segment Operating Profit on a Constant-Currency Basis
Quarter Ended Feb. 28, 2016	(3)%	(2	) pts	(1)%
Nine-Month Period Ended Feb. 28, 2016	5%	(3	) pts	8%

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Quarter Ended			Nine-Month Period Ended
Per Share Data	Feb. 28, 2016	Feb. 22, 2015	Change	Feb. 28, 2016	Feb. 22, 2015	Change
Diluted earnings per share, as reported	$0.59	$0.56	5%	$2.15	$1.67	29%
Mark-to-market effects (a)	—	0.05		(0.01)	0.10
Divestitures (gain) (b)	—	—		(0.14)	—
Acquisition integration costs (b)	—	0.01		—	0.01
Restructuring costs (c)	0.05	0.07		0.22	0.32
Project-related costs (c)	0.01	—		0.04	—
Venezuela currency devaluation	—	0.01		—	0.01
Diluted earnings per share, excluding certain items affecting comparability	$0.65	$0.70	(7)%	$2.26	$2.11	7%
Foreign currency exchange impact			(1)%			(3)%
Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			(6)%			10%

(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Constant-Currency After-tax Earnings from Joint Ventures Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our joint ventures by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

	Percentage Change in After- tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange	Percentage Change in After- tax Earnings from Joint Ventures on Constant- Currency Basis
Quarter Ended Feb. 28, 2016	24%	5 pts	19%
Nine-Month Period Ended Feb. 28, 2016	(2)%	(10) pts	8%

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

Net sales growth rates for our International segment on a constant-currency basis are calculated as follows:

	Quarter Ended Feb. 28, 2016
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Europe	(9)%	(7	) pts	(2)%
Canada	(26)	(12)		(14)
Asia/Pacific	(1)	(5)		4
Latin America	(22)	(38)		16
Total International	(13)%	(13	) pts	Flat

	Nine-Month Period Ended Feb. 28, 2016
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Europe	(11)%	(12	) pts	1%
Canada	(17)	(15)		(2)
Asia/Pacific	(1)	(4)		3
Latin America	(23)	(34)		11
Total International	(12)%	(14	) pts	2%

Constant-Currency International Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of the International segment by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

International segment operating profit growth rates on a constant-currency basis are calculated as follows:

	Percentage Change in International Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in International Segment Operating Profit on Constant-Currency Basis
Quarter Ended Feb. 28, 2016	(35)%	(11	) pts	(24)%
Nine-Month Period Ended Feb. 28, 2016	(17)%	(16	) pts	(1)%

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

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange and commodity market-risk-sensitive instruments outstanding as of February 28, 2016 was $31 million, $27 million and $4 million, respectively. During the nine-month period ended February 28, 2016, the foreign exchange and interest rate value-at-risk increased by $10 and $6 million, respectively, while the commodity value-at-risk was flat compared to this measure as of May 31, 2015. The value-at-risk for foreign exchange and interest rate instruments increased due to higher volatility. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 28, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended February 28, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
November 30, 2015-
January 3, 2016	162,388	$73.69	162,388	76,810,695
January 4, 2016-
January 31, 2016	931,329	56.01	931,329	75,879,366
February 1, 2016-
February 28, 2016	5,875	56.67	5,875	75,873,491
Total	1,099,592	$58.63	1,099,592	75,873,491

(a)	The total number of shares purchased includes: (i) 0.2 million shares of common stock purchased under the terms of an accelerated share repurchase agreement (see Note 12 to the Consolidated Financial Statements in Part I, Item 1 of this report); (ii) shares purchased on the open market; and (iii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2016, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date March 23, 2016	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller
(Principal Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2016, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.