Form 10-K
period 2016-05-29
GENERAL MILLS INC
filed 2016-06-30
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 29, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

(763) 764-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange
Floating Rate Notes due 2020	New York Stock Exchange
2.100% Notes due 2020	New York Stock Exchange
1.000% Notes due 2023	New York Stock Exchange
1.500% Notes due 2027	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $58.41 per share as reported on the New York Stock Exchange on November 27, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter): $34,654.2 million.

Number of shares of Common Stock outstanding as of June 13, 2016: 597,020,906 (excluding 157,592,422 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

COMPANY OVERVIEW

We are a leading global manufacturer and marketer of branded consumer foods sold through retail stores. We also are a leading supplier of branded and unbranded food products to the North American foodservice and commercial baking industries. We manufacture our products in 13 countries and market them in more than 100 countries. In addition to our consolidated operations, we have 50 percent interests in two strategic joint ventures that manufacture and market food products sold in more than 130 countries worldwide.

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

We offer a variety of food products that provide great taste, nutrition, convenience and value for consumers around the world, with a focus on five large global categories:

•	ready-to-eat cereal;

•	convenient meals, including meal kits, ethnic meals, pizza, soup, side dish mixes, frozen breakfast, and frozen entrees;

•	snacks, including grain, fruit and savory snacks, nutrition bars, and frozen hot snacks;

•	yogurt; and

•	super-premium ice cream.

Other significant product categories include:

•	baking mixes and ingredients; and

•	refrigerated and frozen dough.

Our Cereal Partners Worldwide (CPW) joint venture with Nestlé S.A. (Nestlé) competes in the ready-to-eat cereal category in markets outside North America, and our Häagen-Dazs Japan, Inc. (HDJ) joint venture competes in the super-premium ice cream category in Japan. For net sales contributed by each class of similar products, see Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Customers. Our primary customers are grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, e-commerce grocery providers, commercial and noncommercial foodservice distributors and operators, restaurants, and convenience stores. We generally sell to these customers through our direct sales force. We use broker and distribution arrangements for certain products and to serve certain types of customers. For further information on our customer credit and product return practices, please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this report. During fiscal 2016, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 20 percent of our consolidated net sales and 30 percent of net sales of our U.S. Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. For further information on significant customers, please refer to Note 7 to the Consolidated Financial Statements in Item 8 of this report.

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

RESEARCH AND DEVELOPMENT

Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business and technology areas. Research and development expenditures were $222 million in fiscal 2016, $229 million in fiscal 2015, and $244 million in fiscal 2014.

TRADEMARKS AND PATENTS

Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations (set forth in italics in this report) include Annie’s, Betty Crocker, Bisquick, Bugles, Cascadian Farm, Cheerios, Chex, Cinnamon Toast Crunch, Cocoa Puffs, Cookie Crisp, Fiber One, Food Should Taste Good, Fruit by the Foot, Fruit Gushers, Fruit Roll-Ups, Gardetto’s, Go-Gurt, Gold Medal, Golden Grahams, Häagen-Dazs, Helpers, Jeno’s, Jus-Rol, Kitano, Kix, La Salteña, Lärabar, Latina, Liberté, Lucky Charms, Muir Glen, Nature Valley, Oatmeal Crisp, Old El Paso, Pillsbury, Progresso, Raisin Nut Bran, Total, Totino’s, Trix, Wanchai Ferry, Wheaties, Yoki, and Yoplait. We protect these marks as appropriate through registrations in the United States and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use.

Some of our products are marketed under or in combination with trademarks that have been licensed from others, including Reese’s Puffs for cereal, Hershey’s for a variety of products, Green Giant for vegetables in certain countries, and Cinnabon for refrigerated dough, frozen pastries, and baking products. Our fruit snacks business uses a variety of licensed trademarks, including Mott’s, Minions, Sunkist, Scooby Doo, Batman, Tom and Jerry, Hello Kitty, Thomas the Tank Engine, and various Warner Bros. and Nickelodeon characters. Our yogurt business uses a variety of licensed trademarks, including various Disney, Marvel, Warner Bros., and Nickelodeon characters.

Our cereal trademarks are licensed to CPW and may be used in association with the Nestlé trademark. Nestlé licenses certain of its trademarks to CPW, including the Nestlé and Uncle Toby’s trademarks. The Häagen-Dazs trademark is licensed royalty-free and exclusively to Nestlé for ice cream and other frozen dessert products in the United States and Canada. The Häagen-Dazs trademark is also licensed to HDJ. The J. M. Smucker Company holds an exclusive royalty-free license to use the Pillsbury brand and the Pillsbury Doughboy character in the dessert mix and baking mix categories in the United States and under limited circumstances in Canada and Mexico.

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

BACKLOG

Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of May 29, 2016, was not material.

WORKING CAPITAL

A description of our working capital is included in the Liquidity section of MD&A in Item 7 of this report. Our product return practices are described in Note 2 to the Consolidated Financial Statements in Item 8 of this report.

EMPLOYEES

As of May 29, 2016, we had approximately 39,000 full- and part-time employees.

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

ENVIRONMENTAL MATTERS

As of May 29, 2016, we were involved with two active cleanup sites associated with the alleged or threatened release of hazardous substances or wastes located in Minneapolis, Minnesota and Moonachie, New Jersey. These matters involve several different actions, including administrative proceedings commenced by regulatory agencies and demand letters by regulatory agencies and private parties.

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

EXECUTIVE OFFICERS

The section below provides information regarding our executive officers as of June 30, 2016:

Richard C. Allendorf, age 55, is Senior Vice President, General Counsel, and Secretary. Mr. Allendorf joined General Mills in 2001 from The Pillsbury Company. He was promoted to Vice President, Deputy General Counsel in 2010, first overseeing the legal affairs of the U.S. Retail segment and Consumer Food Sales and then, in August 2012, overseeing the legal affairs of the International segment and Global Ethics and Compliance. He was named to his present position in February 2015. Prior to joining General Mills, he practiced law with the Shearman and Sterling and Mackall, Crounse and Moore law firms. He was in finance with General Electric prior to his legal career.

John R. Church, age 50, is Executive Vice President, Supply Chain. Mr. Church joined General Mills in 1988 as a Product Developer in the Big G cereals division and held various positions before becoming Vice President, Engineering in 2003. In 2005, his role was expanded to include development of the Company’s strategy for the global sourcing of raw materials and manufacturing capabilities. He was named Vice President, Supply Chain Operations in 2007, Senior Vice President, Supply Chain in 2008, and to his present position in July 2013.

Peter C. Erickson, age 55, is Executive Vice President, Innovation, Technology and Quality. Mr. Erickson joined General Mills in 1994 as part of the Colombo yogurt acquisition. He has held various positions in Research & Development and became Vice President, Innovation, Technology and Quality in 2003 and Senior Vice President, Innovation, Technology and Quality in 2006. He was named to his present position in July 2013.

Jeffrey L. Harmening, age 49, is Executive Vice President, Chief Operating Officer, U.S. Retail. Mr. Harmening joined General Mills in 1994 and served in various marketing roles in the Betty Crocker, Yoplait, and Big G cereal divisions. He was promoted to Marketing Director in 2000 and held leadership roles in Big G New Enterprises and Foodservice New Business. He was named Vice President, Marketing for CPW in 2003 and a Vice President of the Big G cereal division in 2007. In 2011, he was promoted to Senior Vice President for the Big G cereal division. Mr. Harmening was appointed Senior Vice President, Chief Executive Officer of CPW in July 2012, and he was named to his present position in May 2014. Mr. Harmening was appointed President, Chief Operating Officer effective July 1, 2016.

Donal L. Mulligan, age 55, is Executive Vice President, Chief Financial Officer. Mr. Mulligan joined General Mills in 2001 from The Pillsbury Company. He served as Vice President, Financial Operations for our International division until 2004, when he was named Vice President, Financial Operations for Operations and Technology. Mr. Mulligan was appointed Treasurer of General Mills in 2006, Senior Vice President, Financial Operations in 2007, and was elected to his present position in 2007. From 1987 to 1998, he held several international positions at PepsiCo, Inc. and YUM! Brands, Inc. Mr. Mulligan is a director of Tennant Company.

Kimberly A. Nelson, age 53, is Senior Vice President, External Relations, and President of the General Mills Foundation. Ms. Nelson joined General Mills in 1988 and has held marketing leadership roles in the Big G cereal, Snacks, and Meals divisions. She was elected Vice President, President, Snacks in 2004, Senior Vice President, President, Snacks in 2008, and Senior Vice President, External Relations in September 2010. She was named President of the General Mills Foundation in 2011.

Shawn P. O’Grady, age 52, is Senior Vice President, President, Sales & Channel Development. Mr. O’Grady joined General Mills in 1990 and held several marketing roles in the Snacks, Meals and Big G cereal divisions. He was promoted to Vice President in 1998 and held marketing positions in the Betty Crocker and Pillsbury USA divisions. In 2004, he moved into Consumer Foods Sales, becoming Vice President, President, U.S. Retail Sales in 2007, and Senior Vice President, President, Consumer Foods Sales Division in 2010. He was promoted to his current position in June 2012.

Christopher D. O’Leary, age 56, is Executive Vice President and Chief Operating Officer, International. Mr. O’Leary joined General Mills in 1997 as Vice President, Corporate Growth. He was elected a Senior Vice President in 1999 and President of the Meals division in 2001. Mr. O’Leary was named to his present position in 2006. Prior to joining General Mills, he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. Mr. O’Leary is a director of Telephone and Data Systems, Inc.

Kendall J. Powell, age 62, is Chairman of the Board and Chief Executive Officer of General Mills. Mr. Powell joined General Mills in 1979 and served in a variety of positions before becoming a Vice President in 1990. He became President of the Yoplait division in 1996, President of the Big G cereal division in 1997, and Senior Vice President of General Mills in 1998. From 1999 to 2004, he served as Chief Executive Officer of CPW. He returned from CPW in 2004 and was elected Executive Vice President. Mr. Powell was elected President and Chief Operating Officer of General Mills with overall global operating responsibility for the Company in 2006, Chief Executive Officer in 2007, and Chairman of the Board in 2008. He is a director of Medtronic, Inc.

Jacqueline Williams-Roll, age 47, is Senior Vice President, Human Resources. Ms. Williams-Roll joined General Mills in 1995. She held human resources leadership roles in Supply Chain, Finance, Marketing and Organization Effectiveness, and she also worked a large part of her career on businesses outside of the United States. She was named Vice President, Human Resources, International in 2010, and then promoted to Senior Vice President, Human Resources Operations in September 2013. She was named to her present position in September 2014. Prior to joining General Mills, she held sales and management roles with Jenny Craig International.

Jerald A. Young, age 59, is Vice President, Controller. Mr. Young joined General Mills in 2001 from The Pillsbury Company. He was appointed Vice President of Finance for the Bakeries and Foodservice Division while at Pillsbury in 2000. Mr. Young was subsequently appointed Vice President Internal Audit in 2005 and Vice President, Supply Chain in 2008. He was named to his present position in August 2011.

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

There has been significant consolidation in the grocery industry, resulting in customers with increased purchasing power. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability and volume growth could be negatively impacted. In addition, the loss of any large customer for an extended length of time could adversely affect our sales and profits. In fiscal 2016, Wal-Mart accounted for 20 percent of our consolidated net sales and 30 percent of net sales of our U.S. Retail segment. For more information on significant customers, please see Note 7 to the Consolidated Financial Statements in Item 8 of this report.

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

We utilize derivatives to manage price risk for some of our principal ingredient and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), dairy products, natural gas, and diesel fuel. Changes in the values of these derivatives are recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate items outside our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are reclassified to segment operating profit. We also record our grain inventories at fair value. We may experience volatile earnings as a result of these accounting treatments.

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

Our ability to make, move, and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, including any potential effects of climate change, natural disaster, fire, terrorism, cyber-attack, pandemic, strikes, import restrictions, or other factors could impair our ability to manufacture or sell our products. Our suppliers’ policies and practices can damage our reputation and the quality and safety of our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

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

Maintaining and continually enhancing the value of our many iconic brands is critical to the success of our business. The value of our brands is based in large part on the degree to which consumers react and respond positively to these brands. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety, or our products becoming unavailable to consumers. Consumer demand for our products may also be impacted by changes in the level of advertising or promotional support. The growing use of social and digital media by consumers, us, and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social or digital media could seriously damage our brands and reputation. If we do not maintain the favorable perception of our brands, our business results could be negatively impacted.

Our international operations are subject to political and economic risks.

In fiscal 2016, 28 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

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

Our facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the production, packaging, labelling, storage, distribution, quality, and safety of food products and the health and safety of our employees. Our failure to comply with such laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. We advertise our products and could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. We may also be subject to new laws or regulations restricting our right to advertise our products, including proposals to limit advertising to children. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected.

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

As of May 29, 2016, we had total debt, redeemable interests, and noncontrolling interests of $9.6 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:

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

Information technology serves an important role in the efficient and effective operation of our business. We rely on information technology networks and systems, including the internet, to process, transmit, and store electronic information to manage a variety of business processes and to comply with regulatory, legal, and tax requirements. Our information technology systems and infrastructure are critical to effectively manage our key business processes including digital marketing, order entry and fulfillment, supply chain management, finance, administration, and other business processes. These technologies enable internal and external communication among our locations, employees, suppliers, customers, and others and include the receipt and storage of personal information about our employees, consumers, and proprietary business information. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, hackers, employee error or malfeasance, and other causes. Increased cyber-security threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems. The failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies, data loss, legal claims or proceedings, regulatory penalties, and the loss of sales and customers. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business.

A change in the assumptions regarding the future performance of our businesses or a different weighted-average cost of capital used to value our reporting units or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.

As of May 29, 2016, we had $12.9 billion of goodwill and indefinite-lived intangible assets. Goodwill for each of our reporting units is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of the net assets of a reporting unit, including goodwill, to the fair value of the unit. If the fair value of the net assets of the reporting unit is less than the net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. While we currently believe that our goodwill is not impaired, different assumptions regarding the future performance of our businesses could result in significant impairment losses.

We evaluate the useful lives of our intangible assets, primarily intangible assets associated with the Pillsbury, Totino’s, Progresso, Yoplait, Old El Paso, Yoki, Häagen-Dazs, and Annie’s brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

Our indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs including projected revenues from our long-range plan, assumed royalty rates which could be payable if we did not own the brands, and a discount rate. Our Uncle Toby’s and Mountain High brands have experienced declining business performance. Our strategies for fiscal 2017 and fiscal 2018 will focus our growth investments on our brands and platforms with the strongest profitable growth potential. As a result, certain parts of our U.S. Retail segment could experience reduced future sales projections. We performed a sensitivity analysis for certain brand intangible assets and determined that, while not impaired as of May 29, 2016, the Progresso and Food Should Taste Good brands had risk of decreasing coverage. We will continue to monitor these businesses. For further information on goodwill and intangible assets, please refer to Note 6 to the Consolidated Financial Statements in Item 8 of this report.

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

As of May 29, 2016, we operated 59 facilities for the production of a wide variety of food products. Of these facilities, 30 are located in the United States (1 of which is leased), 4 in the Greater China region, 2 in the Asia/Middle East/Africa Region (1 of which is leased), 4 in Canada (2 of which are leased), 10 in Europe/Australia, and 9 in Latin America and Mexico. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

U.S. Retail

• Carson, California	• Reed City, Michigan	• Buffalo, New York
• Covington, Georgia	• Fridley, Minnesota	• Cincinnati, Ohio
• Belvidere, Illinois	• Hannibal, Missouri	• Wellston, Ohio
• Cedar Rapids, Iowa	• Vineland, New Jersey	• Murfreesboro, Tennessee
• Irapuato, Mexico	• Albuquerque, New Mexico	• Milwaukee, Wisconsin

International

• Mt. Waverly, Australia	• Pouso Alegre, Brazil	• Labatut, France
• Rooty Hill, Australia	• St. Hyacinthe, Canada	• Le Mans, France
• Sao Bernardo do Campo, Brazil	• Guangzhou, China	• Moneteau, France
• Cambara, Brazil	• Kunshan, China	• Vienne, France
• Marilia, Brazil	• Sanhe, China	• Anseong-si, Korea
• Nova Prata, Brazil	• Shanghai, China	• San Adrian, Spain
• Paranavai, Brazil	• Arras, France

Convenience Stores and Foodservice

• Chanhassen, Minnesota	• Joplin, Missouri	• Martel, Ohio

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

As part of our Häagen-Dazs business in our International segment, we operate 530 (all leased) and franchise 344 branded ice cream parlors in various countries around the world, all outside of the United States and Canada.

ITEM 3	Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 29, 2016, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4	Mine Safety Disclosures

None.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “GIS.” On June 13, 2016, there were approximately 32,000 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note 18 to the Consolidated Financial Statements in Item 8 of this report.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 29, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
February 29, 2016-
April 3, 2016	1,930	$59.37	1,930	75,871,561
April 4, 2016-
May 1, 2016	13,035	64.96	13,035	75,858,526
May 2, 2016-
May 29, 2016	63,197	61.75	63,197	75,795,329
Total	78,162	$62.23	78,162	75,795,329

(a)	The total number of shares purchased includes shares of common stock withheld for the payment of withholding taxes upon the distribution of deferred option units.
(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

ITEM 6	Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 29, 2016:

	Fiscal Year
In Millions, Except Per Share Data, Percentages and Ratios	2016	2015 (a)	2014	2013	2012
Operating data:
Net sales	$16,563.1	$17,630.3	$17,909.6	$17,774.1	$16,657.9
Gross margin (b)	5,829.5	5,949.2	6,369.8	6,423.9	6,044.7
Selling, general, and administrative expenses	3,118.9	3,328.0	3,474.3	3,552.3	3,380.7
Operating profit	2,707.4	2,077.3	2,957.4	2,851.8	2,562.4
Total segment operating profit (c)	2,999.5	3,035.0	3,153.9	3,222.9	3,011.6
Net earnings attributable to General Mills	1,697.4	1,221.3	1,824.4	1,855.2	1,567.3
Advertising and media expense	754.4	823.1	869.5	895.0	913.7
Research and development expense	222.1	229.4	243.6	237.9	245.4
Average shares outstanding:
Diluted	611.9	618.8	645.7	665.6	666.7
Earnings per share:
Diluted	$2.77	$1.97	$2.83	$2.79	$2.35
Diluted, excluding certain items affecting comparability (c)	$2.92	$2.86	$2.82	$2.72	$2.56
Operating ratios:
Gross margin as a percentage of net sales	35.2%	33.7%	35.6%	36.1%	36.3%
Selling, general, and administrative expenses as a percentage of net sales	18.8%	18.9%	19.4%	20.0%	20.3%
Operating profit as a percentage of net sales	16.3%	11.8%	16.5%	16.0%	15.4%
Adjusted operating profit as a percentage of net sales (b) (c)	16.8%	15.9%	16.2%	16.3%	16.7%
Total segment operating profit as a percentage of net sales (c)	18.1%	17.2%	17.6%	18.1%	18.1%
Effective income tax rate	31.4%	33.3%	33.3%	29.2%	32.1%
Return on average total capital (b)	12.9%	9.1%	12.5%	13.4%	12.8%
Adjusted return on average total capital (b) (c)	11.3%	11.2%	11.6%	12.0%	12.7%
Balance sheet data:
Land, buildings, and equipment	$3,743.6	$3,783.3	$3,941.9	$3,878.1	$3,652.7
Total assets	21,712.3	21,832.0	23,044.7	22,505.7	21,014.8
Long-term debt, excluding current portion	7,057.7	7,575.3	6,396.6	5,901.8	6,139.5
Total debt (b)	8,430.9	9,191.5	8,758.9	7,944.8	7,407.2
Cash flow data:
Net cash provided by operating activities	$2,629.8	$2,542.8	$2,541.0	$2,926.0	$2,407.2
Capital expenditures	729.3	712.4	663.5	613.9	675.9

Free cash flow (b) (c)	1,900.5	1,830.4	1,877.5	2,312.1	1,731.3
Fixed charge coverage ratio (b)	7.40	5.54	8.04	7.62	6.26
Operating cash flow to debt ratio (b)	31.2%	27.7%	29.0%	36.8%	32.5%
Share data:
Low stock price	$54.12	$48.86	$46.86	$37.55	$34.95
High stock price	65.36	57.14	54.40	50.93	41.05
Closing stock price	62.87	56.15	53.81	48.98	39.08
Cash dividends per common share	1.78	1.67	1.55	1.32	1.22

(a)	Fiscal 2015 was a 53-week year; all other fiscal years were 52 weeks.
(b)	See “Glossary” in Item 8 of this report for definition.
(c)	See “Non-GAAP Measures” in Item 7 of this report for our discussion of this measure not defined by generally accepted accounting principles.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fundamental financial goal is to generate superior returns for our shareholders over the long term. We believe that increases in net sales, segment operating profit, earnings per share (EPS), free cash flow conversion, cash return to shareholders, and return on average total capital are key drivers of financial performance for our business.

Our long-term growth objectives are to consistently deliver:

•	low single-digit annual growth in net sales;

•	mid single-digit annual growth in total segment operating profit;

•	high single-digit annual growth in diluted EPS excluding certain items affecting comparability;

•	improvement in adjusted return on average total capital;

•	free cash flow conversion averaging above 95 percent of adjusted net earnings after tax; and

•	cash return to shareholders averaging above 90 percent of free cash flow, including an attractive dividend yield.

We believe that this financial performance should result in long-term value creation for shareholders.

Fiscal 2016 was an important step toward returning to our long-term growth objectives. Our U.S. Retail segment improved its operating profit performance in fiscal 2016, excluding the impact of acquisitions and divestitures, primarily the North American Green Giant business (Green Giant) divestiture and 6 incremental months of results from the acquisition of Annie’s, Inc. (Annie’s). Net sales as reported declined 5 percentage points in fiscal 2016, which included 2 percentage points of decline from the net impact of Green Giant and Annie’s and 1 percentage point of decline from a 53rd week in fiscal 2015. While net sales growth did not meet our expectations, operating profit increased 1 percent, despite the 53rd week in fiscal 2015 and the net unfavorable impact of the Green Giant divestiture and Annie’s acquisition. Operating profit for the Convenience Stores and Foodservice segment increased 7 percent, driven primarily by our 6 priority product platforms. Operating results for the International segment had good growth in developed markets that was tempered by slowdowns in developing markets. International net sales as reported declined 10 percent, including 1 percentage point of decline from the divestiture of Green Giant, our Venezuela business, and our foodservice business in Argentina, but grew 3 percent on a constant-currency basis. International segment operating profit declined 15 percent and was impacted by 12 percentage points of unfavorable foreign currency exchange and slowing economic growth in China and Brazil, as well as the effect of divestitures.

Our consolidated net sales for fiscal 2016 declined 6 percent to $16.6 billion, primarily driven by unfavorable foreign exchange, a 53rd week in fiscal 2015, and the net impact of acquisitions and divestitures. On a constant-currency basis, net sales decreased 2 percent. Operating profit of $2.7 billion increased 30 percent. Total segment operating profit of $3.0 billion declined 1 percent and grew 1 percent on a constant-currency basis. Diluted EPS increased 41 percent to $2.77 per share. Adjusted diluted EPS, which excludes certain items affecting comparability of results, rose 2 percent to $2.92 per share and increased 5 percent on a constant-currency basis. Our return on average total capital was 12.9 percent, and return on adjusted average total capital increased 10 basis points to 11.3 percent. (See the “Non-GAAP Measures” section below for discussion of total segment operating profit, adjusted diluted EPS, constant-currency net sales growth rates, constant-currency International segment net sales growth rate, constant-currency total segment operating profit growth rate, constant-currency adjusted diluted EPS growth rate, and adjusted return on average total capital, which are not defined by generally accepted accounting principles (GAAP)).

Net cash provided by operations totaled $2.6 billion in fiscal 2016 at a conversion rate of 151 percent of net earnings, including earnings attributable to redeemable and noncontrolling interests. This cash generation supported capital investments totaling $729 million, and our resulting free cash flow was $1.9 billion at a conversion rate of

104 percent of adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests. We also returned significant cash to shareholders through a 7 percent dividend increase and share repurchases totaling $607 million. Total cash returned to shareholders represented 79 percent of our free cash flow (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

We recorded the following achievements related to our other key operating objectives for fiscal 2016:

•	We took steps to reshape our business portfolio to drive future growth with the divestiture of our North American Green Giant vegetable business and two smaller divestures, the Venezuela canned meat business and the foodservice dough business in Argentina. We also acquired EPIC Provisions LLC (Epic), broadening our product offerings in our U.S. natural and organic portfolio to include meat snacks, and we entered the growing Brazilian yogurt market through the acquisition of Laticinios Carolina Ltda. (Carolina).

•	We generated strong levels of supply chain productivity savings in fiscal 2016 through our ongoing Holistic Margin Management (HMM) efforts. We also continued to execute our cost savings and organizational initiatives during the fiscal year. We expanded Project Century, an initiative to streamline our North American distribution and manufacturing network, to our International segment supply chain. We also initiated Project Compass, with a focus on increasing the agility and effectiveness of our International segment. Finally, we continued to realize benefits from Project Catalyst, a fiscal 2015 restructuring plan to increase organizational effectiveness and reduce overhead expense. In aggregate, the initiatives taken in fiscal 2015 and 2016 generated almost $350 million in cost savings during fiscal 2016.

A detailed review of our fiscal 2016 performance appears below in the section titled “Fiscal 2016 Consolidated Results of Operations.”

With strong savings in Fiscal 2016 and visibility to further savings over the next two years, we now expect our previously announced organizational restructuring and cost-reduction initiatives, including Projects Century, Catalyst, and Compass, as well as administrative cost reductions, to generate total annual savings of $600 million by fiscal 2018. We are also undertaking further efforts to prioritize investments, reduce complexity, and streamline our operations to drive profitable sales growth. As a result, we are increasing and accelerating our adjusted operating profit margin expansion target. We expect to achieve an adjusted operating profit margin of 20 percent by fiscal 2018, an increase of 400 basis points over fiscal 2015 levels. Key drivers of margin expansion over the next two years will include:

•	Strong levels of HMM productivity gains;

•	Continuing savings from previously announced cost-reduction initiatives;

•	Increased efficiency and prioritization of commercial investments, including trade and consumer spending;

•	Continuing focus on complexity reduction through SKU optimization;

•	Further supply chain optimization; and

•	Continued expansion of zero-based budgeting across the business.

We will focus our fiscal 2017 and fiscal 2018 growth investments on our brands and platforms with the strongest profitable growth potential, including:

•	In the U.S. Retail segment – Cereal, snack bars, the natural and organic portfolio, hot snacks, Mexican products, and yogurt;

•	Our International segment;

•	In the Convenience Stores and Foodservice segment – Cereal, yogurt, snacks, frozen meals, biscuits, and baking mixes – the segment’s current Focus 6 platforms.

Net sales for these “growth” businesses, which comprise 75 percent of total company net sales and a similar proportion of operating profit, are expected to grow at a low single-digit organic rate in fiscal 2017. In our “foundation” businesses, which comprise the remainder of the portfolio, we will only pursue selective growth investments and will focus on reducing SKU complexity, optimizing commercial investments, and prioritizing profitable volume while making selective Consumer First investments. We expect organic net sales to decline mid single-digits for these businesses in fiscal 2017. With this focused approach, we expect:

•	Fiscal 2017 organic net sales growth ranging from flat to down 2 percent compared to fiscal 2016, but deliver a 6 to 8 percent increase in constant-currency total segment operating profit.

•	Fiscal 2017 adjusted operating profit margin to increase by approximately 150 basis points; and

•	Constant-currency adjusted diluted EPS to grow 6 to 8 percent from the base of $2.92 earned in fiscal 2016.

Our fiscal 2017 plans call for continued strong cash returns to shareholders. The current annualized dividend rate of $1.92 per share is up 8 percent from the annual dividend paid in fiscal 2016. Share repurchases in fiscal 2017 are expected to result in a net reduction in average diluted shares outstanding of approximately 1 to 2 percent.

The foregoing non-GAAP forward-looking financial measures are not reconcilable to the equivalent GAAP measure because we cannot accurately predict the excluded variables that may impact these measures.

Certain terms used throughout this report are defined in a glossary in Item 8 of this report.

FISCAL 2016 CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2016 had 52 weeks compared to 53 weeks in fiscal 2015. Included in fiscal 2016 is an additional month of results from Annie’s and Yoplait SAS (please refer to Note 1 to the Consolidated Financial Statements in Item 8 of this report).

Fiscal 2016 net sales declined 6 percent to $16,563 million and decreased 2 percent on a constant-currency basis. Operating profit of $2,707 million was 30 percent higher than fiscal 2015. Total segment operating profit was $3,000 million, 1 percent lower than fiscal 2015 and 1 percent higher on a constant-currency basis. In fiscal 2016, net earnings attributable to General Mills were $1,697 million, up 39 percent from $1,221 million in fiscal 2015, and we reported diluted EPS of $2.77 in fiscal 2016, up 41 percent from $1.97 in fiscal 2015. Fiscal 2016 results include restructuring-related charges, a net gain from divestitures, and gains from the mark-to-market valuation of certain commodity positions and grain inventories. Fiscal 2015 results include restructuring-related charges, an indefinite-lived intangible asset impairment charge, tax impacts from the repatriation of historical foreign earnings, losses from the mark-to-market valuation of certain commodity positions and grain inventories, integration costs resulting from the acquisition of Annie’s, and the impact of Venezuela currency devaluation. Diluted EPS excluding these items affecting comparability totaled $2.92 in fiscal 2016, up 2 percent from $2.86 in fiscal 2015. Diluted EPS excluding certain items affecting comparability on a constant-currency basis increased 5 percent compared to fiscal 2015 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

Net sales declined 6 percent to $16,563 million in fiscal 2016 from $17,630 in fiscal 2015. The components of net sales growth are shown in the following table:

Fiscal 2016 vs. 2015
Contributions from volume growth (a)	(3) pts
Net price realization and mix	1 pt
Foreign currency exchange	(4) pts
Net sales growth	(6) pts

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales growth for fiscal 2016 included a 1 percent decrease from acquisitions and divestitures, primarily Green Giant and Annie’s, reflecting 2 percentage points of decline from volume (please refer to Note 3 to the Consolidated Financial Statements in Item 8 of this report). The 53rd week in fiscal 2015 contributed approximately 1 percentage point of net sales decline in fiscal 2016, reflecting 1 percentage point of decline from volume.

Cost of sales decreased $948 million in fiscal 2016 to $10,734 million. In fiscal 2016, product mix drove a $486 million decrease in cost of sales and lower volume drove a $369 million decrease. We recorded a $63 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net increase of $90 million in fiscal 2015. In fiscal 2016, we recorded $78 million of restructuring charges in cost of sales compared to $60 million in fiscal 2015. We also recorded a $3 million foreign exchange loss in cost of sales in fiscal 2015 related to Venezuela currency devaluation.

We also expect to incur approximately $109 million of restructuring initiative project-related cash costs and recorded $58 million of these costs in cost of sales in fiscal 2016 compared to $13 million in fiscal 2015 (please refer to Note 4 to the Consolidated Financial Statements in Item 8 of this report).

Gross margin declined 2 percent in fiscal 2016 versus fiscal 2015. Gross margin as a percent of net sales of 35 percent increased 150 basis points compared to fiscal 2015.

Selling, general and administrative (SG&A) expenses decreased $209 million in fiscal 2016 versus fiscal 2015 primarily due to an 8 percent decrease in advertising and media expense, and savings from Project Catalyst, Project Compass, and our other cost-management initiatives (please refer to Note 4 to the Consolidated Financial Statements in Item 8 of this report). In fiscal 2015, we recorded a $5 million charge in SG&A expenses related to Venezuela currency devaluation and $16 million of integration costs related to our acquisition of Annie’s. SG&A expenses as a percent of net sales decreased 10 basis points compared to fiscal 2015.

During fiscal 2016, we recorded an $148 million divestitures gain (net) from the sale of Green Giant, our subsidiary in Venezuela, and our foodservice business in Argentina (please refer to Note 3 of the Consolidated Financial Statements in Item 8 of this report).

Restructuring, impairment, and other exit costs totaled $151 million in fiscal 2016 compared to $544 million in fiscal 2015.

In fiscal 2015, we made a strategic decision to redirect certain resources supporting our Green Giant business in our U.S. Retail segment to other businesses within the segment. As a result, we recorded a $260 million impairment charge in fiscal 2015 related to the Green Giant brand intangible asset.

Restructuring charges recorded in restructuring, impairment, and other exit costs were $151 million in fiscal 2016 compared to $284 million in fiscal 2015. Total charges associated with our restructuring initiatives recognized in fiscal 2016 and 2015 consisted of the following:

	As Reported				Estimated
In Millions	Fiscal 2016		Fiscal 2015		Future		Total		Savings (b)
	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash
Compass	$54.7	$36.1	$—	$—	$5	$24	$60	$60
Total Century (a)	182.6	34.1	181.8	12.0	75	120	439	166
Catalyst	(7.5)	47.8	148.4	45.0	—	25	141	118
Combination of certain operational facilities	—	4.5	13.9	6.5	1	2	15	12
Other	—	0.1	(0.6)	0.1	—	—	—	—
Total restructuring charges (a)	229.8	122.6	343.5	63.6	81	171	655	356
Project-related costs	57.5	54.5	13.2	9.7	38	45	109	109
Restructuring charges and project-related costs	$287.3	$177.1	$356.7	$73.3	$119	$216	$764	$465

Future cumulative annual savings									$600

(a)	Includes restructuring charges recorded in cost of sales of $78.4 million in fiscal 2016 and $59.6 million in fiscal 2015.
(b)	Cumulative annual savings estimated by fiscal 2018. Includes savings from SG&A cost reduction projects.

Please refer to Note 4 to the Consolidated Financial Statements in Item 8 of this report for more information regarding our restructuring activities.

Interest, net for fiscal 2016 totaled $304 million, $12 million lower than fiscal 2015, primarily driven by lower average debt balances, partially offset by changes in the mix of debt.

Our consolidated effective tax rate for fiscal 2016 was 31.4 percent compared to 33.3 percent in fiscal 2015. The 1.9 percentage point decrease was primarily due to the unfavorable impact of our repatriation of historical foreign earnings in fiscal 2015, partially offset by non-deductible expenses related to the Green Giant divestiture in fiscal 2016. Our effective tax rate excluding certain items affecting comparability was 29.8 percent in fiscal 2016 compared to 30.5 percent in fiscal 2015 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures for fiscal 2016 increased to $88 million compared to $84 million in fiscal 2015 primarily driven by favorable input costs in fiscal 2016, favorable product mix for Häagen-Dazs Japan, Inc. (HDJ), and lapping an impairment charge of $3 million at Cereal Partners Worldwide (CPW) in South Africa in fiscal 2015, partially offset by unfavorable foreign currency. On a constant-currency basis, after-tax earnings from joint ventures increased 12 percent (see the “Non-GAAP Measures” section below for a description of our use of these measures not defined by GAAP). The change in net sales for each joint venture is set forth in the following table:

	As Reported	Constant-Currency Basis
	Fiscal 2016 vs. 2015	Fiscal 2016 vs. 2015
CPW	(12)%	Flat
HDJ	Flat	5
Joint Ventures	(10)%	1%

The components of our joint ventures’ net sales growth are shown in the following table:

Fiscal 2016 vs. Fiscal 2015	CPW	HDJ
Contributions from volume growth (a)	Flat	11 pts
Net price realization and mix	Flat	(6) pts
Foreign currency exchange	(12) pts	(5) pts
Net sales growth	(12) pts	Flat

(a)	Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding decreased by 7 million in fiscal 2016 from fiscal 2015 due to share repurchases, partially offset by option exercises.

FISCAL 2015 CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2015 had 53 weeks compared to 52 weeks in fiscal 2014.

Fiscal 2015 net sales declined 2 percent to $17,630 million and increased 1 percent on a constant-currency basis. Operating profit of $2,077 million was 30 percent lower than fiscal 2014. Total segment operating profit was $3,035 million, 4 percent lower than fiscal 2014 and 2 percent lower on a constant-currency basis. In fiscal 2015, net earnings attributable to General Mills were $1,221 million, down 33 percent from $1,824 million in fiscal 2014, and we reported diluted EPS of $1.97 in fiscal 2015, down 30 percent from $2.83 in fiscal 2014. Fiscal 2015 results include restructuring-related charges, an indefinite-lived intangible asset impairment charge, tax impacts from the repatriation of historical foreign earnings, losses from the mark-to-market valuation of certain commodity positions and grain inventories, integration costs resulting from the acquisition of Annie’s, and the impact of Venezuela currency devaluation. Fiscal 2014 results include the impact of Venezuela currency devaluation, a gain on the divestiture of certain grain elevators, losses from the mark-to-market valuation of certain commodity positions and grain inventories, and restructuring charges related to our fiscal 2012 productivity and cost savings plan. Diluted EPS excluding these items affecting comparability totaled $2.86 in fiscal 2015, up 1 percent from $2.82 in fiscal 2014 (see the “Non-GAAP Measures” section below for a description of our use of these measures not defined by GAAP).

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

Cost of sales increased $141 million in fiscal 2015 to $11,681 million. In fiscal 2015, we recorded a $90 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a net decrease of $49 million in fiscal 2014. In fiscal 2015, we recorded $60 million of restructuring charges in cost of sales. Product mix drove a $17 million increase in cost of sales. We also recorded a $3 million foreign exchange loss in fiscal 2015 related to Venezuela currency devaluation compared to a $23 million loss in fiscal 2014. Lower volume drove a $68 million decrease in cost of sales in fiscal 2015. We recorded $13 million of restructuring initiative project-related cash costs in cost of sales in fiscal 2015.

Gross margin declined 7 percent in fiscal 2015 versus fiscal 2014. Gross margin as a percent of net sales of 34 percent decreased 190 basis points compared to fiscal 2014.

SG&A expenses decreased $146 million in fiscal 2015 versus fiscal 2014 primarily due to a 5 percent decrease in advertising and media expense, and savings from Project Catalyst and our other cost management initiatives. In fiscal 2015, we recorded a $5 million charge in SG&A expenses related to Venezuela currency devaluation compared to a $39 million charge in fiscal 2014. In addition, we recorded $16 million of integration costs in SG&A expenses in fiscal 2015 related to our acquisition of Annie’s. SG&A expenses as a percent of net sales decreased 50 basis points compared to fiscal 2014.

There were no divestitures in fiscal 2015. During fiscal 2014, we recorded a divestiture gain of $66 million related to the sale of certain grain elevators in our U.S. Retail segment.

Restructuring, impairment, and other exit costs totaled $544 million in fiscal 2015 compared to $4 million in fiscal 2014.

In fiscal 2015, we made a strategic decision to redirect certain resources supporting our Green Giant business in our U.S. Retail segment to other businesses within the segment. As a result, we recorded a $260 million impairment charge in fiscal 2015 related to the Green Giant brand intangible asset.

Restructuring charges recorded in restructuring, impairment, and other exit costs were $284 million in fiscal 2015 compared to $4 million in fiscal 2014. Total charges associated with our restructuring initiatives recognized in fiscal 2015 and 2014 consisted of the following:

	As Reported
In Millions	Fiscal 2015		Fiscal 2014
	Charge	Cash	Charge	Cash
Total Century (a)	$181.8	$12.0	$—	$—
Catalyst	148.4	45.0	—	—
International	13.9	6.5	1.0	6.0
Other	(0.6)	0.1	2.6	16.4
Total restructuring charges (a)	343.5	63.6	3.6	22.4
Project-related costs recorded in costs of sales	13.2	9.7	—	—
Restructuring charges and project-related costs	$356.7	$73.3	$3.6	$22.4

(a)	Includes $59.6 million of restructuring charges recorded in cost of sales during fiscal 2015.

Please refer to Note 4 to the Consolidated Financial Statements in Item 8 of this report for more information regarding our restructuring activities.

Interest, net for fiscal 2015 totaled $315 million, $13 million higher than fiscal 2014, primarily driven by higher average debt balances, partially offset by changes in the mix of debt.

Our consolidated effective tax rate for fiscal 2015 of 33.3 percent was consistent with fiscal 2014. The 4.5 percentage point impact resulting from the repatriation of $606 million of historical foreign earnings in fiscal 2015 was offset by changes in earnings mix by country, certain favorable discrete items, and favorable state tax rate changes. Our effective tax rate excluding certain items affecting comparability was 30.5 percent in fiscal 2015 compared to 32.2 percent in fiscal 2014 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures for fiscal 2015 decreased to $84 million compared to $90 million in fiscal 2014 primarily driven by unfavorable foreign currency exchange and an asset impairment charge of $3 million at CPW in South Africa. On a constant-currency basis, after-tax earnings from joint ventures were flat (see the “Non-GAAP Measures” section below for a description of our use of this measure not defined by GAAP). The change in net sales for each joint venture is set forth in the following table:

	As Reported	Constant Currency Basis
	Fiscal 2015 vs. 2014	Fiscal 2015 vs. 2014
CPW	(10)%	(2)%
HDJ	(4)	6
Joint Ventures	(9)%	(1)%

The components of our joint ventures’ net sales growth are shown in the following table:

Fiscal 2015 vs. Fiscal 2014	CPW	HDJ
Contributions from volume growth (a)	(1) pt	(5) pts
Net price realization and mix	(1) pt	11 pts
Foreign currency exchange	(8) pts	(10) pts
Net sales growth	(10) pts	(4) pts

(a)	Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding decreased by 27 million in fiscal 2015 from fiscal 2014 due to share repurchases.

RESULTS OF SEGMENT OPERATIONS

Our businesses are organized into three operating segments: U.S. Retail; International; and Convenience Stores and Foodservice.

In fiscal 2015, we changed how we assess segment operating performance to exclude the asset and liability remeasurement impact from hyperinflationary economies. This impact is now included in unallocated corporate items. All periods presented have been changed to conform to this presentation.

The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal years 2016, 2015, and 2014:

	Fiscal Year
	2016		2015		2014
In Millions	Dollars	Percent of Total	Dollars	Percent of Total	Dollars	Percent of Total
Net Sales
U.S. Retail	$10,007.1	60%	$10,507.0	60%	$10,604.9	59%
International	4,632.2	28	5,128.2	29	5,385.9	30
Convenience Stores and Foodservice	1,923.8	12	1,995.1	11	1,918.8	11
Total	$16,563.1	100%	$17,630.3	100%	$17,909.6	100%

Segment Operating Profit
U.S. Retail	$2,179.0	72%	$2,159.3	71%	$2,311.5	73%
International	441.6	15	522.6	17	535.1	17
Convenience Stores and Foodservice	378.9	13	353.1	12	307.3	10
Total	$2,999.5	100%	$3,035.0	100%	$3,153.9	100%

Segment operating profit excludes unallocated corporate items, net gain on divestitures, and restructuring, impairment, and other exit costs because these items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by our executive management.

U.S. RETAIL SEGMENT

In fiscal 2015, we realigned certain operating units within our U.S. Retail operating segment. We also changed the name of our Yoplait operating unit to Yogurt and our Big G operating unit to Cereal. Frozen Foods transitioned into Meals and Baking Products. Small Planet Foods transitioned into Snacks, Cereal, and Meals. The Yogurt operating unit was unchanged. We revised the amounts previously reported in the net sales and net sales percentage change by operating unit within our U.S. Retail segment to conform to the new operating unit structure. These realignments had no effect on previously reported consolidated net sales, operating segments’ net sales, operating profit, segment operating profit, net earnings attributable to General Mills, or EPS. In addition, results from the acquired Annie’s business are included in the Meals and Snacks operating units.

Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, and e-commerce grocery providers operating throughout the United States. Our product categories in this business segment are ready-to-eat cereals, refrigerated yogurt, soup, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including meal kits, granola bars, and cereal.

U.S. Retail net sales were as follows:

	Fiscal 2016	Fiscal 2016 vs. 2015 Percentage Change	Fiscal 2015	Fiscal 2015 vs. 2014 Percentage Change	Fiscal 2014
Net sales (in millions)	$10,007.1	(5)%	$10,507.0	(1)%	$10,604.9
Contributions from volume growth (a)		(7) pts		(1) pt
Net price realization and mix		2 pts		Flat

(a)	Measured in tons based on the stated weight of our product shipments.

The net impact of acquisitions and divestitures, primarily Green Giant and Annie’s, decreased net sales growth by 2 percentage points in fiscal 2016, reflecting 3 percentage points of decline from volume. The 53rd week in fiscal 2015 contributed approximately 1 percentage point of net sales decline in fiscal 2016, reflecting 2 percentage points of decline from volume. In fiscal 2015, the acquisition of Annie’s added 1 percentage point of net sales growth, reflecting 1 percentage point of growth from volume. The 53rd week contributed approximately 1 percentage point of net sales growth in fiscal 2015, reflecting 1 percentage point of growth from volume.

Net sales for our U.S. retail operating units are shown in the following table:

	Fiscal Year
In Millions	2016	2015	2014
Meals (a)	$2,393.9	$2,674.3	$2,772.4
Cereal	2,312.8	2,330.1	2,410.2
Snacks (a)	2,094.3	2,134.4	1,997.8
Baking Products	1,903.4	1,969.8	2,096.1
Yogurt and other	1,302.7	1,398.4	1,328.4
Total	$10,007.1	$10,507.0	$10,604.9

(a)	Fiscal 2016 net sales for the Meals and Snacks operating units include an additional month of results from Annie’s.

U.S. Retail net sales percentage change by operating unit are shown in the following table:

	Fiscal 2016 vs. 2015	Fiscal 2015 vs. 2014
Meals (a)	(10)%	(4)%
Yogurt	(7)	5
Baking Products	(3)	(6)
Snacks (a)	(2)	7
Cereal	(1)	(3)
Total	(5)%	(1)%

(a)	The impact due to an additional month of results from Annie’s was not material to the Meals and Snacks operating units. The impact to fiscal 2016 net sales growth for the U.S. Retail segment was not material.

Segment operating profit of $2,179 million in fiscal 2016 increased $20 million, or 1 percent, from fiscal 2015. The increase was primarily driven by high levels of promotional expense in fiscal 2015, cost savings from Project Catalyst and other cost management initiatives, a decrease in media and advertising expenses, and lower supply chain costs, partially offset by the net impact of the Green Giant divestiture and Annie’s acquisition.

Segment operating profit of $2,159 million in fiscal 2015 declined $152 million, or 7 percent, from fiscal 2014. The decrease was primarily driven by lower volume and an increase in supply chain costs, partially offset by a 6 percent reduction in media and advertising expenses.

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

International net sales were as follows:

	Fiscal 2016	Fiscal 2016 vs. 2015 Percentage Change	Fiscal 2015	Fiscal 2015 vs. 2014 Percentage Change	Fiscal 2014
Net sales (in millions)	$4,632.2	(10)%	$5,128.2	(5)%	$5,385.9
Contributions from volume growth (a)		3 pts		Flat
Net price realization and mix		Flat		6 pts
Foreign currency exchange		(13) pts		(11) pts

(a)	Measured in tons based on the stated weight of our product shipments.

The impact of acquisition and divestitures, primarily Green Giant, decreased net sales growth by 1 percentage point in fiscal 2016. The 53rd week in fiscal 2015 contributed approximately 1 percentage point of net sales decline in fiscal 2016, reflecting 1 percentage point of decline from volume. The 53rd week contributed approximately 1 percentage point of net sales growth in fiscal 2015, reflecting 1 percentage point of growth from volume.

Net sales for our International segment by geographic region are shown in the following table:

	Fiscal Year
In Millions	2016	2015	2014
Europe (a)	$1,998.0	$2,126.5	$2,188.8
Canada	929.5	1,105.1	1,195.3
Asia/Pacific	995.7	1,023.5	981.8
Latin America	709.0	873.1	1,020.0
Total	$4,632.2	$5,128.2	$5,385.9

(a)	Fiscal 2016 net sales for the Europe region include an additional month of results from Yoplait SAS.

International percentage change in net sales by geographic region are shown in the following table:

	Percentage Change in Net Sales as Reported		Percentage Change in Net Sales on Constant Currency Basis (a)
	Fiscal 2016 vs. 2015	Fiscal 2015 vs. 2014	Fiscal 2016 vs. 2015	Fiscal 2015 vs. 2014
Europe (b)	(6)%	(3)%	3%	5%
Canada	(16)	(8)	(4)	Flat
Asia/Pacific	(3)	4	1	5
Latin America	(19)	(14)	12	17
Total	(10)%	(5)%	3%	6%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.
(b)	Fiscal 2016 percentage change in net sales as reported for the Europe region includes 3 percentage points of growth due to an additional month of results from Yoplait SAS. The impact to fiscal 2016 net sales growth for the International segment was not material.

Segment operating profit for fiscal 2016 declined 15 percent to $442 million from $523 million in fiscal 2015, primarily driven by unfavorable foreign currency exchange, an increase in SG&A expenses, and the impact of the Green Giant divestiture. International segment operating profit decreased 3 percent on a constant-currency basis in fiscal 2016 compared to fiscal 2015 (see the “Non-GAAP Measures” section below for our use of this measure).

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

CONVENIENCE STORES AND FOODSERVICE SEGMENT

In our Convenience Stores and Foodservice segment our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, frozen meals, unbaked and fully baked frozen dough products, and baking mixes. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

Convenience Stores and Foodservice net sales were as follows:

	Fiscal 2016	Fiscal 2016 vs. 2015 Percentage Change	2015	Fiscal 2015 vs. 2014 Percentage Change	Fiscal 2014
Net sales (in millions)	$1,923.8	(4)%	$1,995.1	4%	$1,918.8
Contributions from volume growth (a)		(3) pts		1 pt
Net price realization and mix		(1) pt		3 pts
Foreign currency exchange		NM		NM

(a)	Measured in tons based on the stated weight of our product shipments.

The 53rd week in fiscal 2015 contributed approximately 2 percentage points of net sales decline in fiscal 2016, reflecting 2 percentage points of decline from volume. In fiscal 2015, the 53rd week contributed approximately 2 percentage points of net sales growth, reflecting 2 percentage points of growth from volume.

In fiscal 2016, segment operating profit was $379 million, up 7 percent from $353 million in fiscal 2015 primarily driven by favorable product mix and cost savings from Project Catalyst and other cost management initiatives. In fiscal 2015, segment operating profit was up 15 percent from $307 million in fiscal 2014 primarily driven by favorable net price realization and mix and higher volume.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, contributions to the General Mills Foundation, asset and liability remeasurement impact of hyperinflationary economies, restructuring initiative project-related costs, and other items that are not part of our measurement of segment operating performance. This includes gains and losses from the mark-to-market valuation of certain commodity positions until passed back to our operating segments in accordance with our policy as discussed in Note 7 to the Consolidated Financial Statements in Item 8 of this report.

For fiscal 2016, unallocated corporate expense totaled $289 million compared to $414 million last year. In fiscal 2016, we recorded a $63 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories compared to a $90 million net increase in expense in the prior year. In addition, we recorded $78 million of restructuring charges, and $58 million of restructuring initiative project-related costs in cost of sales in fiscal 2016, compared to $60 million of restructuring charges and $13 million of restructuring initiative project-related costs in cost of sales in fiscal 2015. We recorded an $8 million foreign exchange loss related to the remeasurement of assets and liabilities of our Venezuelan subsidiary in fiscal 2015. We also recorded $16 million of integration costs resulting from the acquisition of Annie’s in fiscal 2015. The decrease in unallocated corporate expense also reflects cost savings from Project Catalyst and other cost management initiatives.

For fiscal 2015, unallocated corporate expense totaled $414 million compared to $258 million in fiscal 2014. In fiscal 2015, we recorded a $90 million net increase in expense related to mark-to-market valuation of certain commodity positions and grain inventories compared to a $49 million net decrease in fiscal 2014. In addition, we recorded $60 million of restructuring charges and $13 million of restructuring initiative project-related costs in cost of sales in fiscal 2015. In fiscal 2015, we recorded an $8 million foreign exchange loss related to the remeasurement of assets and liabilities of our Venezuelan subsidiary compared to $62 million in fiscal 2014. We also recorded $16 million of integration costs resulting from the acquisition of Annie’s in fiscal 2015.

Venezuela is a highly inflationary economy and as such, we remeasured the value of the assets and liabilities of our former Venezuelan subsidiary based on the exchange rate at which we expected to remit dividends in U.S. dollars from the SIMADI market. In fiscal 2015, we recorded an $8 million foreign currency exchange loss related to remeasurement. In fiscal 2016, we sold our General Mills de Venezuela CA subsidiary to a third party and exited our business in Venezuela. As a result of this transaction, we recorded a loss on the sale of $38 million pre-tax.

In fiscal 2015, we changed how we assess segment operating performance to exclude the asset and liability remeasurement impact from hyperinflationary economies. This impact is now included in unallocated corporate items. All periods presented have been changed to conform to this presentation.

IMPACT OF INFLATION

Our gross margin performance in fiscal 2016 reflects the impact of 2 percent input cost inflation, primarily on commodity inputs. We expect input cost inflation of 2 percent in fiscal 2017. We attempt to minimize the effects of inflation through HMM, planning, and operating practices. Our risk management practices are discussed in Item 7A of this report.

LIQUIDITY

The primary source of our liquidity is cash flow from operations. Over the most recent three-year period, our operations have generated $7.7 billion in cash. A substantial portion of this operating cash flow has been returned to shareholders through share repurchases and dividends. We also use cash from operations to fund our capital expenditures and acquisitions. We typically use a combination of cash, notes payable, and long-term debt to finance significant acquisitions and major capital expansions.

As of May 29, 2016, we had $645 million of cash and cash equivalents held in foreign jurisdictions, which will be used to fund foreign operations and acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate historical earnings held in foreign jurisdictions, we intend to do so only in a tax-neutral manner.

Cash Flows from Operations

	Fiscal Year
In Millions	2016	2015	2014
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,736.8	$1,259.4	$1,861.3
Depreciation and amortization	608.1	588.3	585.4
After-tax earnings from joint ventures	(88.4)	(84.3)	(89.6)
Distributions of earnings from joint ventures	75.1	72.6	90.5
Stock-based compensation	89.8	106.4	108.5
Deferred income taxes	120.6	25.3	172.5
Tax benefit on exercised options	(94.1)	(74.6)	(69.3)
Pension and other postretirement benefit plan contributions	(47.8)	(49.5)	(49.7)
Pension and other postretirement benefit plan costs	118.1	91.3	124.1
Divestitures (gain)	(148.2)	—	(65.5)
Restructuring, impairment, and other exit costs	107.2	531.1	(18.8)
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	258.2	214.7	(32.2)
Other, net	(105.6)	(137.9)	(76.2)
Net cash provided by operating activities	$2,629.8	$2,542.8	$2,541.0

In fiscal 2016, our operations generated $2.6 billion of cash compared to $2.5 billion in fiscal 2015. The $477 million increase in net earnings included a $96 million change in deferred income taxes and a $148 million net gain on divestitures and was also offset by a $424 million decrease in non-cash restructuring charges. The $43 million change in current assets and liabilities was primarily driven by the timing of accounts payable including the impact of longer terms offset by the timing of inventory build.

We strive to grow core working capital at or below the rate of growth in our net sales. For fiscal 2016, core working capital decreased 41 percent, primarily due to an increase in accounts payable, largely driven by longer payables terms and a decrease in inventory, compared to a net sales decline of 6 percent. In fiscal 2015, core working capital decreased 13 percent, compared to a net sales decline of 2 percent, and in fiscal 2014, core working capital decreased 9 percent, compared to net sales growth of 1 percent.

In fiscal 2015, our operations generated $2.5 billion of cash, flat compared to fiscal 2014. The $247 million change in current assets and liabilities was primarily driven by the timing of trade and promotion accruals, changes in tax accruals, and changes in derivative positions. This was largely offset by lower net earnings, which included a $260 million non-cash impairment charge, $271 million of non-cash restructuring charges, and a $147 million change in net deferred income taxes.

Cash Flows from Investing Activities

	Fiscal Year
In Millions	2016	2015	2014
Purchases of land, buildings, and equipment	$(729.3)	$(712.4)	$(663.5)
Acquisitions, net of cash acquired	(84.0)	(822.3)	—
Investments in affiliates, net	63.9	(102.4)	(54.9)
Proceeds from disposal of land, buildings, and equipment	4.4	11.0	6.6
Proceeds from divestitures	828.5	—	121.6
Exchangeable note	21.1	27.9	29.3
Other, net	(11.2)	(4.0)	(0.9)
Net cash provided (used) by investing activities	$93.4	$(1,602.2)	$(561.8)

In fiscal 2016, we generated $93 million of cash through investing activities compared to a use of $1.6 billion in fiscal 2015. We invested $729 million in land, buildings, and equipment in fiscal 2016, $17 million more than last year. In fiscal 2016, we received proceeds of $828 million from the divestitures of certain businesses, primarily Green Giant. In fiscal 2015, we acquired Annie’s for an aggregate purchase price of $809 million, net of $12 million of cash acquired.

In fiscal 2015, cash used by investing activities increased by $1.0 billion from fiscal 2014. We invested $712 million in land, buildings, and equipment in fiscal 2015, $49 million more than in fiscal 2014. In fiscal 2015, we acquired Annie’s. We made $102 million of investments in affiliates, primarily CPW, in fiscal 2015. In fiscal 2014, we sold certain grain elevators for $124 million in cash.

We expect capital expenditures to be approximately $734 million in fiscal 2017. These expenditures will fund initiatives that are expected to fuel International growth, support innovative products, and continue HMM initiatives throughout the supply chain.

Cash Flows from Financing Activities

	Fiscal Year
In Millions	2016	2015	2014
Change in notes payable	$(323.8)	$(509.8)	$572.9
Issuance of long-term debt	542.5	2,253.2	1,673.0
Payment of long-term debt	(1,000.4)	(1,145.8)	(1,444.8)
Proceeds from common stock issued on exercised options	171.9	163.7	108.1
Tax benefit on exercised options	94.1	74.6	69.3
Purchases of common stock for treasury	(606.7)	(1,161.9)	(1,745.3)
Dividends paid	(1,071.7)	(1,017.7)	(983.3)
Addition of noncontrolling interest	—	—	17.6
Distributions to noncontrolling and redeemable interest holders	(84.3)	(25.0)	(77.4)
Other, net	(7.2)	(16.1)	(14.2)
Net cash used by financing activities	$(2,285.6)	$(1,384.8)	$(1,824.1)

Net cash used by financing activities increased by $901 million in fiscal 2016. We had $1.4 billion less net debt issuances in fiscal 2016 than the prior year. For more information on our debt issuances and payments, please refer to Note 8 to the Consolidated Financial Statements in Item 8 of this report.

During fiscal 2016, we received $172 million in proceeds from common stock issued on exercised options compared to $164 million in fiscal 2015, an increase of $8 million. During fiscal 2014, we received $108 million in proceeds from common stock issued on exercised options.

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

During fiscal 2016, we repurchased 11 million shares of our common stock for $607 million. During fiscal 2015, we repurchased 22 million shares of our common stock for $1,162 million. During fiscal 2014, we repurchased 36 million shares of our common stock for $1,745 million.

Dividends paid in fiscal 2016 totaled $1,072 million, or $1.78 per share, a 7 percent per share increase from fiscal 2015. Dividends paid in fiscal 2015 totaled $1,018 million, or $1.67 per share, an 8 percent per share increase from fiscal 2014 dividends of $1.55 per share.

Selected Cash Flows from Joint Ventures

Selected cash flows from our joint ventures are set forth in the following table:

	Fiscal Year
Inflow (Outflow), in Millions	2016	2015	2014
Repayments from (advances to) joint ventures, net	$63.9	$(102.4)	$(54.9)
Dividends received	75.1	72.6	90.5

CAPITAL RESOURCES

Total capital consisted of the following:

In Millions	May 29, 2016	May 31, 2015
Notes payable	$269.8	$615.8
Current portion of long-term debt	1,103.4	1,000.4
Long-term debt	7,057.7	7,575.3
Total debt	8,430.9	9,191.5
Redeemable interest	845.6	778.9
Noncontrolling interests	376.9	396.0
Stockholders’ equity	4,930.2	4,996.7
Total capital	$14,583.6	$15,363.1

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 29, 2016:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2021	$2.7	$—
June 2019	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.4	0.1
Total committed and uncommitted credit facilities	$3.3	$0.2

In May 2016, we entered into a $2.7 billion fee-paid committed credit facility that is scheduled to expire in May 2021. Concurrent with the execution of this credit facility, we terminated our $1.7 billion and $1.0 billion credit facilities.

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

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of May 29, 2016, we were in compliance with all of these covenants.

We have $1,103 million of long-term debt maturing in the next 12 months that is classified as current, including $1,000 million of 5.7 percent fixed rate notes due February 2017. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

As of May 29, 2016, our total debt, including the impact of derivative instruments designated as hedges, was 78 percent in fixed-rate and 22 percent in floating-rate instruments, compared to 72 percent in fixed-rate and 28 percent in floating-rate instruments on May 31, 2015.

Return on average total capital was 12.9 percent in fiscal 2016 compared to 9.1 percent in fiscal 2015. Improvement in return on adjusted average total capital is one of our key performance measures (see the “Non-GAAP Measures” section below for our discussion of this measure, which is not defined by GAAP). Adjusted return on average total capital increased 10 basis points from 11.2 percent in fiscal 2015 to 11.3 percent in fiscal 2016 as fiscal 2016 earnings increased. On a constant-currency basis, adjusted return on average total capital increased 40 basis points.

We also believe that our fixed charge coverage ratio and the ratio of operating cash flow to debt are important measures of our financial strength. Our fixed charge coverage ratio in fiscal 2016 was 7.40 compared to 5.54 in fiscal 2015. The measure increased from fiscal 2015 as earnings before income taxes and after-tax earnings from joint ventures increased by $642 million in fiscal 2016. Our operating cash flow to debt ratio increased 3.5 percentage points to 31.2 percent in fiscal 2016, driven by a decrease in total debt.

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of May 29, 2016, the redemption value of the redeemable interest was $846 million which approximates its fair value.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of May 29, 2016, we have issued guarantees and comfort letters of $383 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $239 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $398 million as of May 29, 2016.

As of May 29, 2016, we had invested in five variable interest entities (VIEs). None of our VIEs are material to our results of operations, financial condition, or liquidity as of and for the fiscal year ended May 29, 2016.

Our defined benefit plans in the United States are subject to the requirements of the Pension Protection Act (PPA). In the future, the PPA may require us to make additional contributions to our domestic plans. We do not expect to be required to make any contributions in fiscal 2017.

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments Due by Fiscal Year
In Millions	Total	2017	2018 -19	2020 -21	2022 and Thereafter
Long-term debt (a)	$8,190.2	$1,103.0	$1,754.2	$1,611.6	$3,721.4
Accrued interest	90.4	90.4	—	—	—
Operating leases (b)	397.6	107.9	150.7	89.2	49.8
Capital leases	2.7	0.9	1.3	0.4	0.1
Purchase obligations (c)	3,082.1	1,955.9	603.7	497.4	25.1
Total contractual obligations	11,763.0	3,258.1	2,509.9	2,198.6	3,796.4
Other long-term obligations (d)	1,957.0	—	—	—	—
Total long-term obligations	$13,720.0	$3,258.1	$2,509.9	$2,198.6	$3,796.4

(a)	Amounts represent the expected cash payments of our long-term debt and do not include $2 million for capital leases or $31 million for net unamortized debt issuance costs, premiums and discounts, and fair value adjustments.
(b)	Operating leases represents the minimum rental commitments under non-cancelable operating leases.
(c)	The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer marketing spending commitments that support our brands. For purposes of this table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities are excluded from the table above.
(d)	The fair value of our foreign exchange, equity, commodity, and grain derivative contracts with a payable position to the counterparty was $44 million as of May 29, 2016, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations mainly consist of liabilities for accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement benefit, and postemployment benefit plans, and miscellaneous liabilities. We expect to pay $22 million of benefits from our unfunded postemployment benefit plans and $14 million of deferred compensation in fiscal 2017. We are unable to reliably estimate the amount of these payments beyond fiscal 2017. As of May 29, 2016, our total liability for uncertain tax positions and accrued interest and penalties was $209 million.

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

Promotional Expenditures

Our promotional activities are conducted through our customers and directly or indirectly with end consumers. These activities include: payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays; discounts to our list prices to lower retail shelf prices; payments to gain distribution of new products; coupons, contests, and other incentives; and media and advertising expenditures. The recognition of these costs requires estimation of customer participation and performance levels. These estimates are based on the forecasted customer sales, the timing and forecasted costs of promotional activities, and other factors. Differences between estimated expenses and actual costs are recognized as a change in management estimate in a subsequent period. Our accrued trade, coupon, and consumer marketing liabilities were $564 million as of May 29, 2016, and $565 million as of May 31, 2015. Because our total promotional expenditures (including amounts classified as a reduction of revenues) are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a significant effect on our results of operations.

Valuation of Long-Lived Assets

We estimate the useful lives of long-lived assets and make estimates concerning undiscounted cash flows to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Fair value is measured using discounted cash flows or independent appraisals, as appropriate.

Intangible Assets

Goodwill and other indefinite-lived intangible assets are not subject to amortization and are tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Our estimates of fair value for goodwill impairment testing are determined based on a discounted cash flow model. We use inputs from our long-range planning process to determine growth rates for sales and profits. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors.

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

As of May 29, 2016, we had $12.9 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in material impairment losses and amortization expense. We performed our fiscal 2016 assessment of our intangible assets as of August 31, 2015. As of our annual assessment date, there was no impairment of any of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Mountain High and Uncle Toby’s brands. The excess fair value above the carrying value of these brand assets were as follows:

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Mountain High	$35.4	20%
Uncle Toby’s	$52.2	11%

Our Mountain High and Uncle Toby’s brands have experienced declining business performance, and we will continue to monitor these businesses.

Our strategies for fiscal 2017 and fiscal 2018 will focus our growth investments on our brands and platforms with the strongest profitable growth potential. As a result, certain parts of our U.S. Retail segment could experience reduced future sales projections. We performed a sensitivity analysis for certain brand intangible assets and determined that, while not impaired as of May 29, 2016, the Progresso and Food Should Taste Good brands had risk of decreasing coverage. We will continue to monitor these businesses.

Redeemable Interest

In fiscal 2016, we adjusted the redemption value of Sodiaal’s redeemable interest in Yoplait SAS based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long-range plan, capital spending, depreciation and taxes, foreign currency exchange rates, and a discount rate. As of May 29, 2016, the redemption value of the redeemable interest was $846 million.

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2016	2015	2014
Estimated fair values of stock options granted	$7.24	$7.22	$6.03
Assumptions:
Risk-free interest rate	2.4%	2.6%	2.6%
Expected term	8.5 years	8.5 years	9.0 years
Expected volatility	17.6%	17.5%	17.4%
Dividend yield	3.2%	3.1%	3.1%

The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. An increase in the expected term by 1 year, leaving all other assumptions constant, would increase the grant date fair value by less than 1 percent. If all other assumptions are held constant, a one percentage point increase in our fiscal 2016 volatility assumption would increase the grant date fair value of our fiscal 2016 option awards by 7 percent.

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

Realized windfall tax benefits are credited to additional paid-in capital within the Consolidated Balance Sheets. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense, potentially resulting in volatility in our consolidated effective income tax rate. We calculated a cumulative amount of windfall tax benefits for the purpose of accounting for future shortfall tax benefits and currently have sufficient cumulative windfall tax benefits to absorb projected arising shortfalls, such that we do not currently expect future earnings to be affected by this provision. However, as employee stock option exercise behavior is not within our control, it is possible that significantly different reported results could occur if different assumptions or conditions were to prevail.

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

Defined Benefit Pension, Other Postretirement Benefit, and Postemployment Benefit Plans

We have defined benefit pension plans covering many employees in the United States, Canada, France, and the United Kingdom. We also sponsor plans that provide health care benefits to many of our retirees in the United States, Canada, and Brazil. Under certain circumstances, we also provide accruable benefits to former and inactive employees in the United States, Canada, and Mexico, and members of our Board of Directors, including severance and certain other benefits payable upon death. Please refer to Note 13 to the Consolidated Financial Statements in Item 8 of this report for a description of our defined benefit pension, other postretirement benefit, and postemployment benefit plans.

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

Expected Rate of Return on Plan Assets

Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services, and investment managers), and long-term inflation assumptions. We review this assumption annually for each plan; however, our annual investment performance for one particular year does not, by itself, significantly influence our evaluation.

Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement benefit plan assets were 0.7 percent, 7.8 percent, 6.6 percent, 7.4 percent, and 8.6 percent for the 1, 5, 10, 15, and 20 year periods ended May 29, 2016.

On a weighted-average basis, the expected rate of return for all defined benefit plans was 8.53 percent for fiscal 2016, 8.53 percent for fiscal 2015, and 8.53 percent for fiscal 2014. During fiscal 2016, we lowered our weighted-average expected rate of return on plan assets for our principal defined benefit pension and other postretirement plans in the United States to 8.25 percent due to asset changes that decreased investment risk in the portfolio.

Lowering the expected long-term rate of return on assets by 100 basis points would increase our net pension and postretirement expense by $64 million for fiscal 2017. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.

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

Our weighted-average discount rates were as follows:

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Obligations as of May 29, 2016, and fiscal 2017 expense	4.19%	3.97%	2.94%
Obligations as of May 31, 2015, and fiscal 2016 expense	4.38%	4.20%	3.55%
Fiscal 2015 expense	4.54%	4.51%	3.82%

Lowering the discount rates by 100 basis points would increase our net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense for fiscal 2017 by approximately $96 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

Health Care Cost Trend Rates

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 7.5 percent for retirees age 65 and over and 7.3 percent for retirees under age 65 at the end of fiscal 2016. Rates are graded down annually until the ultimate trend rate of 5.0 percent is reached in 2024 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease
Effect on the aggregate of the service and interest cost components in fiscal 2017	$ 3.1	$ (2.7)
Effect on the other postretirement accumulated benefit obligation as of May 29, 2016	71.2	(63.8)

Any arising health care claims cost-related experience gain or loss is recognized in the calculation of expected future claims. Once recognized, experience gains and losses are amortized using a straight-line method over 10 years, resulting in at least the minimum amortization required being recorded.

Financial Statement Impact

In fiscal 2016, we recorded net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense of $163 million compared to $153 million of expense in fiscal 2015 and $140 million of expense in fiscal 2014. As of May 29, 2016, we had cumulative unrecognized actuarial net losses of $1.9 billion on our defined benefit pension plans and $72 million on our postretirement and postemployment benefit plans, mainly as the result of liability increases from lower interest rates, partially offset by recent increases in the values of plan assets. These unrecognized actuarial net losses will result in increases in our future pension and postretirement benefit expenses because they currently exceed the corridors defined by GAAP.

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. On October 27, 2014, the Society of Actuaries published RP-2014 Mortality Tables and Mortality Improvement Scale MP-2014, which both reflect improved longevity. In fiscal 2015, we adopted the change to the mortality assumptions to remeasure our defined benefit pension plans and other postretirement benefit plans obligations, which increased the total of these obligations by $437 million in fiscal 2015. In addition, these assumptions increased the fiscal 2016 expense associated with these plans by $72 million.

Actual future net defined benefit pension, other postretirement benefit, and postemployment benefit plan income or expense will depend on investment performance, changes in future discount rates, changes in health care cost trend rates, and other factors related to the populations participating in these plans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (FASB) issued new accounting requirements for the accounting and presentation of stock-based payments. This will result in realized windfall and shortfall tax benefits upon exercise or vesting of stock-based awards being recorded in our Consolidated Statements of Earnings in addition to other presentation changes. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, which for us is the first quarter of fiscal 2018. Early adoption is permitted. We are in the process of analyzing the impact on our results of operations and financial position.

In February 2016, the FASB issued new accounting requirements for accounting, presentation and classification of leases. This will result in most leases being capitalized as a right of use asset with a related liability on our Consolidated Balance Sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal 2020. We are in the process of analyzing the impact on our results of operations and financial position.

In May 2015, the FASB issued new accounting requirements for the presentation of certain investments using the net asset value, providing a practical expedient to exclude such investments from categorization within the fair value hierarchy and separate disclosure. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We do not expect this guidance to have a material impact on our results of operations or financial position.

In April 2015, the FASB issued new accounting requirements which permits reporting entities with a fiscal year-end that does not coincide with a month-end to apply a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply such practical expedient consistently to all plans. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We do not expect this guidance to have a material impact on our results of operations or financial position.

In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard and its subsequent amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019. We do not expect this guidance to have a material impact on our results of operations or financial position.

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

Net sales growth rates on a constant-currency basis are calculated as follows:

	Fiscal
	2016	2015
Percentage change in total net sales	(6)%	(2)%
Impact of foreign currency exchange	(4) pts	(3) pts
Percentage change in total net sales on a constant-currency basis	(2)%	1%

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Fiscal Year
Per Share Data	2016	2015	Change	2014	2013	2012
Diluted earnings per share, as reported	$2.77	$1.97	41%	$2.83	$2.79	$2.35
Mark-to-market effects (a)	(0.07)	0.09		(0.05)	—	0.10
Divestitures gain, net (b)	(0.10)	—		(0.06)	—	—
Tax items (c)	—	0.13		—	(0.13)	—
Acquisition integration costs (d)	—	0.02		—	0.01	0.01
Venezuela currency devaluation (e)	—	0.01		0.09	0.03	—
Restructuring costs (f)	0.26	0.35		0.01	0.02	0.10
Project-related costs (f)	0.06	0.01		—	—	—
Indefinite-lived intangible asset impairment (g)	—	0.28		—	—	—
Diluted earnings per share, excluding certain items affecting comparability	$2.92	$2.86	2%	$2.82	$2.72	$2.56
Foreign currency exchange impact			(3)
Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			5%

(a)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(c)	The fiscal 2015 tax item is related to the one-time repatriation of historical foreign earnings in fiscal 2015. The fiscal 2013 tax items consist of a reduction to income taxes related to the restructuring of our GMC subsidiary and an increase to income taxes related to the liquidation of a corporate investment. Additionally, fiscal 2013 includes changes in deferred taxes associated with the Medicare Part D subsidies related to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010.
(d)	Integration costs resulting from the acquisitions of Annie’s in fiscal 2015, Yoki in fiscal 2013, and Yoplait SAS and Yoplait Marques SNC in fiscal 2012.
(e)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(f)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(g)	See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

See our reconciliation below of the effective income tax rate as reported to the effective income tax rate excluding certain items affecting comparability for the tax impact of each item affecting comparability.

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

Total segment operating profit growth rates on a constant-currency basis are calculated as follows:

	Fiscal
	2016		2015
Percentage change in total segment operating profit as reported	(1	) %	(4	) %
Impact of foreign currency exchange	(2) pts		(2	) pts
Percentage change in total segment operating profit on a constant-currency basis	1%		(2	) %

Constant-currency After-tax Earnings from Joint Ventures Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our joint ventures by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

Fiscal
	2016	2015
Percentage change in after-tax earnings from joint ventures as reported	5%	(6) %
Impact of foreign currency exchange	(7)pts	(6)pts
Percentage change in after-tax earnings from joint ventures on a constant-currency basis	12%	Flat

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

	Fiscal 2016
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Europe	(6)%	(9	)pts	3%
Canada	(16)	(12)		(4)
Asia/Pacific	(3)	(4)		1
Latin America	(19)	(31)		12
Total International	(10)%	(13	)pts	3%

	Fiscal 2015
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Europe	(3)%	(8	)pts	5%
Canada	(8)	(8)		Flat
Asia/Pacific	4	(1)		5
Latin America	(14)	(31)		17
Total International	(5)%	(11	)pts	6%

Constant-currency International Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of the International segment by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

International segment operating profit growth rates on a constant-currency basis are calculated as follows:

	Fiscal
	2016	2015
Percentage change in International segment operating profit as reported	(15)%	(2)%
Impact of foreign currency exchange	(12)pts	(11)pts
Percentage change in International segment operating profit on a constant-currency basis	(3)%	9%

Adjusted Return on Average Total Capital

Change in adjusted return on average total capital is a measure used in reporting to our executive management and as a component of the Board of Director’s measurement of our performance for incentive compensation purposes. We believe that this measure provides useful information to investors because it is important for assessing the utilization of capital and it eliminates certain items that affect year-to-year comparability. The calculation of adjusted return on average total capital and return on average total capital, its GAAP equivalent follows:

	Fiscal Year
In Millions	2016	2015	2014	2013	2012	2011
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,736.8	$1,259.4	$1,861.3	$1,892.5	$1,589.1
Interest, net, after-tax	193.1	199.8	190.9	201.2	238.9
Earnings before interest, after-tax	1,929.9	1,459.2	2,052.2	2,093.7	1,828.0
Adjustments, after-tax (a):
Mark-to-market effects	(39.6)	56.5	(30.5)	(2.8)	65.6
Divestitures gain, net	(66.0)	—	(36.0)	—	—
Tax items	—	78.6	—	(85.4)	—
Acquisition integration costs	—	10.4	—	8.8	9.7
Venezuela currency devaluation	—	8.0	57.8	20.8	—
Restructuring costs	160.8	217.7	3.6	15.9	64.3
Project-related costs	36.8	8.3	—	—	—
Indefinite-lived intangible impairment	—	176.9	—	—	—
Adjusted earnings before interest, after-tax for adjusted return on capital calculation	$2,021.9	$2,015.6	$2,047.1	$2,051.0	$1,967.6

Current portion of long-term debt	$1,103.4	$1,000.4	$1,250.6	$1,443.3	$741.2	$1,031.3
Notes payable	269.8	615.8	1,111.7	599.7	526.5	311.3
Long-term debt	7,057.7	7,575.3	6,396.6	5,901.8	6,139.5	5,524.1
Total debt	8,430.9	9,191.5	8,758.9	7,944.8	7,407.2	6,866.7
Redeemable interest	845.6	778.9	984.1	967.5	847.8	—
Noncontrolling interests	376.9	396.0	470.6	456.3	461.0	246.7
Stockholders’ equity	4,930.2	4,996.7	6,534.8	6,672.2	6,421.7	6,365.5
Total capital	14,583.6	15,363.1	16,748.4	16,040.8	15,137.7	13,478.9
Accumulated other comprehensive loss	2,612.2	2,310.7	1,340.3	1,585.3	1,743.7	1,010.8
After-tax earnings adjustments (b)	439.1	347.1	(209.3)	(204.2)	(161.5)	(301.1)
Adjusted total capital	$17,634.9	$18,020.9	$17,879.4	$17,421.9	$16,719.9	$14,188.6

Average total capital (c)	$14,973.4	$16,055.8	$16,394.6	$15,589.2	$14,308.3
Return on average total capital (c)	12.9%	9.1%	12.5%	13.4%	12.8%

Adjusted average total capital (c)	$17,827.9	$17,950.1	$17,650.6	$17,070.8	$15,454.3
Adjusted return on average total capital (c)	11.3%	11.2%	11.6%	12.0%	12.7%

Change in adjusted return on average total capital	10 bps
Foreign currency exchange impact	(30)bps
Change in adjusted return on average total capital on a constant-currency basis	40 bps

(a)	See our reconciliation below of the effective income tax rate as reported to the effective income tax rate excluding certain items affecting comparability for the tax impact of each item affecting comparability.
(b)	Sum of current year and previous year after-tax adjustments.
(c)	See “Glossary” in Item 8 of this report for definition.

Effective Income Tax Rate Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing the effective tax rate excluding certain items affecting comparability and presents the income tax effects of certain items affecting comparability.

Effective income tax rates excluding certain items affecting comparability are calculated as follows:

	Fiscal Year Ended
	May 29, 2016		May 31, 2015		May 25, 2014		May 26, 2013		May 27, 2012
In Millions	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$2,403.6	$755.2	$1,761.9	$586.8	$2,655.0	$883.3	$2,534.9	$741.2	$2,210.5	$709.6
Mark-to-market effects (b)	(62.8)	(23.2)	89.7	33.2	(48.5)	(18.0)	(4.4)	(1.6)	104.2	38.6
Divestitures (gain) (c)	(148.2)	(82.2)	—	—	(65.5)	(29.5)	—	—	—	—
Tax items (d)	—	—	—	(78.6)	—	—	—	85.4	—	—
Acquisition integration costs (e)	—	—	16.0	5.6	—	—	12.3	3.5	11.2	1.5
Venezuela currency devaluation (b)	—	—	8.0	—	62.2	4.4	25.2	4.4	—	—
Restructuring costs (f)	229.8	69.0	343.5	125.8	3.6	—	18.6	2.7	100.6	36.3
Project-related costs (f)	57.5	20.7	13.2	4.9	—	—	—	—	—	—
Intangible asset impairment (f)	—	—	260.0	83.1	—	—	—	—	—	—
As adjusted	$2,479.9	$739.5	$2,492.3	$760.8	$2,606.8	$840.2	$2,586.6	$835.6	$2,426.5	$786.0

Effective tax rate:
As reported		31.4%		33.3%		33.3%		29.2%		32.1%
As adjusted		29.8%		30.5%		32.2%		32.3%		32.4%
Sum of adjustments to income taxes		$(15.7)		$174.0		$(43.1)		$94.4		$76.4
Average number of common shares - diluted EPS		611.9		618.8		645.7		665.6		666.7
Impact of income tax adjustments on diluted EPS excluding certain items affecting comparability		$0.03		$(0.28)		$0.07		$(0.14)		$(0.11)

(a)	Earnings before income taxes and after-tax earnings from joint ventures.
(b)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(c)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(d)	The fiscal 2015 tax item is related to the one-time repatriation of historical foreign earnings in fiscal 2015. The fiscal 2013 tax items consist of a reduction to income taxes related to the restructuring of our GMC subsidiary and an increase to income taxes related to the liquidation of a corporate investment. Additionally, fiscal 2013 includes changes in deferred taxes associated with the Medicare Part D subsidies related to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010.
(e)	Integration costs resulting from the acquisitions of Annie’s in fiscal 2015, Yoki in fiscal 2013, and Yoplait SAS and Yoplait Marques SNC in fiscal 2012.
(f)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.

Free Cash Flow Conversion rate and Total Cash Returned to Shareholders as a Percentage of Free Cash Flow

We believe these measures provide useful information to investors because they are important for assessing our efficiency in converting earnings to cash and returning cash to shareholders. The calculation of free cash flow conversion rate and net cash provided by operating activities conversion rate, its equivalent GAAP measure follows:

In Millions	Fiscal 2016
Net earnings, including earnings attributable to redeemable and noncontrolling interests, as reported	$1,736.8
Mark-to-market effects, net of tax (a)	(39.6)
Divestitures (gain), net of tax (b)	(66.0)
Restructuring costs, net of tax (c)	160.8
Project-related costs, net of tax (c)	36.8
Adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests	1,828.8

Net cash provided by operating activities	2,629.8
Purchases of land, buildings, and equipment	(729.3)
Free cash flow	$1,900.5

Net cash provided by operating activities conversion rate	151%

Free cash flow conversion rate	104%

The calculation of total cash returned to shareholders as a percentage of free cash flow follows:

Dividends paid	$1,071.7
Purchases of common stock for treasury	606.7
Proceeds from common stock issued on exercised options	(171.9)
Total cash returned to shareholders	$1,506.5

Total cash returned to shareholders as a percentage of free cash flow	79%

(a)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(c)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.

See our reconciliation above of the effective income tax rate as reported to the effective income tax rate excluding certain items affecting comparability for the tax impact of each item affecting comparability.

Adjusted Operating Profit as a Percent of Net Sales Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing our operating profit margin on a comparable basis. Adjusted operating profit excludes certain items affecting comparability.

	Fiscal Year
Percent of Net Sales	2016		2015		2014		2013		2012
Operating profit as reported	$2,707.4	16.3%	$2,077.3	11.8%	$2,957.4	16.5%	$2,851.8	16.0%	$2,562.4	15.4%
Mark-to-market effects (a)	(62.8)	(0.4)%	89.7	0.5%	(48.5)	(0.3)%	(4.4)	—%	104.2	0.6%
Divestitures (gain), (b)	(148.2)	(0.9)%	—	—%	(65.5)	(0.4)%	—	—%	—	— %
Acquisition integration costs (c)	—	—%	16.0	0.1%	—	—%	12.3	0.1%	11.2	0.1%
Venezuela currency devaluation (d)	—	—%	8.0	—%	62.2	0.4%	25.2	0.1%	—	— %
Restructuring costs (e)	229.8	1.4%	343.5	1.9%	3.6	—%	18.6	0.1%	100.6	0.6%
Project-related costs (e)	57.5	0.4%	13.2	0.1%	—	—%	—	—%	—	— %
Intangible asset impairment (f)	—	—%	260.0	1.5%	—	—%	—	—%	—	— %
Adjusted operating profit	$2,783.7	16.8%	$2,807.7	15.9%	$2,909.2	16.2%	$2,903.5	16.3%	$2,778.4	16.7%

(a)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(c)	Integration costs resulting from the acquisitions of Annie’s in fiscal 2015, Yoki in fiscal 2013, and Yoplait SAS and Yoplait Marques SNC in fiscal 2012.
(d)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(e)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(f)	See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our current expectations and assumptions. We also may make written or oral forward-looking statements, including statements contained in our filings with the SEC and in our reports to shareholders.

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

The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 29, 2016, and May 31, 2015, and the average fair value impact during the year ended May 29, 2016.

	Fair Value Impact
In Millions	May 29, 2016	Average during fiscal 2016	May 31, 2015
Interest rate instruments	$33.3	$30.7	$25.1
Foreign currency instruments	27.6	24.4	17.9
Commodity instruments	3.3	3.7	3.7
Equity instruments	1.7	1.6	1.2

ITEM 8	Financial Statements and Supplementary Data

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

The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2017.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

June 30, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

General Mills, Inc.:

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 29, 2016 and May 31, 2015, and the related consolidated statements of earnings, comprehensive income, total equity and redeemable interest, and cash flows for each of the fiscal years in the three-year period ended May 29, 2016. In connection with our audits of the consolidated financial statements, we have audited the accompanying financial statement schedule. We also have audited General Mills, Inc.’s internal control over financial reporting as of May 29, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 29, 2016 and May 31, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 29, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, General Mills, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 29, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

June 30, 2016

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	Fiscal Year
	2016	2015	2014

Net sales	$16,563.1	$17,630.3	$17,909.6

Cost of sales	10,733.6	11,681.1	11,539.8

Selling, general, and administrative expenses	3,118.9	3,328.0	3,474.3

Divestitures (gain)	(148.2)	—	(65.5)

Restructuring, impairment, and other exit costs	151.4	543.9	3.6

Operating profit	2,707.4	2,077.3	2,957.4

Interest, net	303.8	315.4	302.4

Earnings before income taxes and after-tax earnings from joint ventures	2,403.6	1,761.9	2,655.0

Income taxes	755.2	586.8	883.3

After-tax earnings from joint ventures	88.4	84.3	89.6

Net earnings, including earnings attributable to redeemable and noncontrolling interests	1,736.8	1,259.4	1,861.3

Net earnings attributable to redeemable and noncontrolling interests	39.4	38.1	36.9

Net earnings attributable to General Mills	$1,697.4	$1,221.3	$1,824.4

Earnings per share - basic	$2.83	$2.02	$2.90

Earnings per share - diluted	$2.77	$1.97	$2.83

Dividends per share	$1.78	$1.67	$1.55

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2016	2015	2014

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,736.8	$1,259.4	$1,861.3

Other comprehensive income (loss), net of tax:

Foreign currency translation	(108.7)	(957.9)	(11.3)

Net actuarial income (loss)	(325.9)	(358.4)	206.0

Other fair value changes:

Securities	0.1	0.8	0.3

Hedge derivatives	16.0	4.1	5.0

Reclassification to earnings:

Hedge derivatives	(9.5)	4.9	(4.6)

Amortization of losses and prior service costs	128.6	105.1	107.6

Other comprehensive income (loss), net of tax	(299.4)	(1,201.4)	303.0

Total comprehensive income	1,437.4	58.0	2,164.3

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	41.5	(192.9)	94.9

Comprehensive income attributable to General Mills	$1,395.9	$250.9	$2,069.4

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	May 29, 2016	May 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$763.7	$334.2
Receivables	1,360.8	1,386.7
Inventories	1,413.7	1,540.9
Prepaid expenses and other current assets	399.0	423.8

Total current assets	3,937.2	3,685.6

Land, buildings, and equipment	3,743.6	3,783.3
Goodwill	8,741.2	8,874.9
Other intangible assets	4,538.6	4,677.0
Other assets	751.7	811.2

Total assets	$21,712.3	$21,832.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,046.5	$1,684.0
Current portion of long-term debt	1,103.4	1,000.4
Notes payable	269.8	615.8
Other current liabilities	1,595.0	1,589.9

Total current liabilities	5,014.7	4,890.1

Long-term debt	7,057.7	7,575.3
Deferred income taxes	1,399.6	1,450.2
Other liabilities	2,087.6	1,744.8

Total liabilities	15,559.6	15,660.4

Redeemable interest	845.6	778.9

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,177.0	1,296.7
Retained earnings	12,616.5	11,990.8
Common stock in treasury, at cost, shares of 157.8 and 155.9	(6,326.6)	(6,055.6)
Accumulated other comprehensive loss	(2,612.2)	(2,310.7)

Total stockholders’ equity	4,930.2	4,996.7

Noncontrolling interests	376.9	396.0

Total equity	5,307.1	5,392.7

Total liabilities and equity	$21,712.3	$21,832.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity, and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest
Balance as of May 26, 2013	754.6	$75.5	$1,166.6	(113.8)	$(3,687.2)	$10,702.6	$(1,585.3)	$456.3	$7,128.5	$967.5
Total comprehensive income						1,824.4	245.0	24.9	2,094.3	70.0
Cash dividends declared ($1.17 per share)						(739.8)			(739.8)
Shares purchased			30.0	(35.6)	(1,775.3)				(1,745.3)
Stock compensation plans (includes income tax benefits of $69.3)			13.8	7.1	243.1				256.9
Unearned compensation related to restricted stock unit awards			(91.3)						(91.3)
Earned compensation			108.5						108.5
Decrease in redemption value of redeemable interest			4.2						4.2	(4.2)
Addition of noncontrolling interest								17.6	17.6
Distributions to redeemable and noncontrolling interest holders								(28.2)	(28.2)	(49.2)
Balance as of May 25, 2014	754.6	75.5	1,231.8	(142.3)	(5,219.4)	11,787.2	(1,340.3)	470.6	7,005.4	984.1
Total comprehensive income (loss)						1,221.3	(970.4)	(70.0)	180.9	(122.9)
Cash dividends declared ($1.67 per share)						(1,017.7)			(1,017.7)
Shares purchased				(22.3)	(1,161.9)				(1,161.9)
Stock compensation plans (includes income tax benefits of $74.6)			(38.1)	8.7	325.7				287.6
Unearned compensation related to stock unit awards			(80.8)						(80.8)
Earned compensation			111.1						111.1
Decrease in redemption value of redeemable interest			83.2						83.2	(83.2)
Addition of noncontrolling interest								20.7	20.7
Acquisition of interest in subsidiary			(10.5)					0.6	(9.9)
Distributions to redeemable and noncontrolling interest holders								(25.9)	(25.9)	0.9
Balance as of May 31, 2015	754.6	75.5	1,296.7	(155.9)	(6,055.6)	11,990.8	(2,310.7)	396.0	5,392.7	778.9
Total comprehensive income (loss)						1,697.4	(301.5)	11.2	1,407.1	30.3
Cash dividends declared (1.78 per share)						(1,071.7)			(1,071.7)
Shares purchased				(10.7)	(606.7)				(606.7)
Stock compensation plans (includes income tax benefits of $94.1)			(46.3)	8.8	335.7				289.4
Unearned compensation related to stock unit awards			(63.3)						(63.3)
Earned compensation			84.8						84.8
Increase in redemption value of redeemable interest			(91.5)						(91.5)	91.5
Acquisition of interest in subsidiary			(3.4)					(1.1)	(4.5)
Distributions to redeemable and noncontrolling interest holders								(29.2)	(29.2)	(55.1)
Balance as of May 29, 2016	754.6	$75.5	$1,177.0	(157.8)	$(6,326.6)	$12,616.5	$(2,612.2)	$376.9	$5,307.1	$845.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2016	2015	2014
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,736.8	$1,259.4	$1,861.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	608.1	588.3	585.4
After-tax earnings from joint ventures	(88.4)	(84.3)	(89.6)
Distributions of earnings from joint ventures	75.1	72.6	90.5
Stock-based compensation	89.8	106.4	108.5
Deferred income taxes	120.6	25.3	172.5
Tax benefit on exercised options	(94.1)	(74.6)	(69.3)
Pension and other postretirement benefit plan contributions	(47.8)	(49.5)	(49.7)
Pension and other postretirement benefit plan costs	118.1	91.3	124.1
Divestitures (gain), net	(148.2)	—	(65.5)
Restructuring, impairment, and other exit costs	107.2	531.1	(18.8)
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	258.2	214.7	(32.2)
Other, net	(105.6)	(137.9)	(76.2)

Net cash provided by operating activities	2,629.8	2,542.8	2,541.0

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(729.3)	(712.4)	(663.5)
Acquisitions, net of cash acquired	(84.0)	(822.3)	—
Investments in affiliates, net	63.9	(102.4)	(54.9)
Proceeds from disposal of land, buildings, and equipment	4.4	11.0	6.6
Proceeds from divestitures	828.5	—	121.6
Exchangeable note	21.1	27.9	29.3
Other, net	(11.2)	(4.0)	(0.9)

Net cash provided (used) by investing activities	93.4	(1,602.2)	(561.8)

Cash Flows - Financing Activities
Change in notes payable	(323.8)	(509.8)	572.9
Issuance of long-term debt	542.5	2,253.2	1,673.0
Payment of long-term debt	(1,000.4)	(1,145.8)	(1,444.8)
Proceeds from common stock issued on exercised options	171.9	163.7	108.1
Tax benefit on exercised options	94.1	74.6	69.3
Purchases of common stock for treasury	(606.7)	(1,161.9)	(1,745.3)
Dividends paid	(1,071.7)	(1,017.7)	(983.3)
Addition of noncontrolling interest	—	—	17.6
Distributions to noncontrolling and redeemable interest holders	(84.3)	(25.0)	(77.4)
Other, net	(7.2)	(16.1)	(14.2)

Net cash used by financing activities	(2,285.6)	(1,384.8)	(1,824.1)

Effect of exchange rate changes on cash and cash equivalents	(8.1)	(88.9)	(29.2)

Increase (decrease) in cash and cash equivalents	429.5	(533.1)	125.9
Cash and cash equivalents - beginning of year	334.2	867.3	741.4

Cash and cash equivalents - end of year	$763.7	$334.2	$867.3

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions and divestitures:
Receivables	$(6.9)	$6.8	$(41.0)

Inventories	(146.1)	(24.2)	(88.3)
Prepaid expenses and other current assets	(0.1)	(50.5)	10.5
Accounts payable	318.7	145.8	191.5
Other current liabilities	92.6	136.8	(104.9)

Changes in current assets and liabilities	$258.2	$214.7	$(32.2)

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

Our fiscal year ends on the last Sunday in May. Fiscal years 2016 and 2014 consisted of 52 weeks, while fiscal year 2015 consisted of 53 weeks.

Change in Reporting Period

As part of a long-term plan to conform the fiscal year ends of all our operations, in fiscal 2016 we changed the reporting period of Yoplait SAS and Yoplait Marques SNC within our International segment and Annie’s, Inc. (Annie’s) within our U.S. Retail segment from an April fiscal year-end to a May fiscal year-end to match our fiscal calendar. Accordingly, in fiscal 2016, our results included 13 months of results from the affected operations. The impact of these changes was not material to our consolidated results of operations. Our General Mills Brasil Alimentos Ltda (Yoki) and India businesses remain on an April fiscal year end.

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

Land, Buildings, Equipment, and Depreciation

Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 years, and equipment, furniture, and software are usually depreciated over 3 to 10 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation and the resulting gains and losses, if any, are recognized in earnings. As of May 29, 2016, assets held for sale were insignificant.

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

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. In fiscal 2016, we changed the date of our annual goodwill and indefinite-lived intangible asset impairment assessment from the first day of the third quarter to the first day of the second quarter to more closely align with the timing of our annual long-range planning process. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors.

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

Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Pillsbury, Totino’s, Progresso, Yoplait, Old El Paso, Yoki, Häagen-Dazs, and Annie’s brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs which included projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate.

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

In addition, we assess our investments in our joint ventures if we have reason to believe an impairment may have occurred including, but not limited to, as a results of ongoing operating losses, projected decreases in earnings, increases in the weighted average cost of capital, or significant business disruptions. The significant assumptions used to estimate fair value include revenue growth and profitability, royalty rates, capital spending, depreciation and taxes, foreign currency exchange rates, and a discount rate. By their nature, these projections and assumptions are uncertain. If we were to determine the current fair value of our investment was less than the carrying value of the investment, then we would assess if the shortfall was of a temporary or permanent nature and write down the investment to its fair value if we concluded the impairment is other than temporary.

Redeemable Interest

We have a 51 percent controlling interest in Yoplait SAS, a consolidated entity. Sodiaal International (Sodiaal) holds the remaining 49 percent interest in Yoplait SAS. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. This put option requires us to classify Sodiaal’s interest as a redeemable interest outside of equity on our Consolidated Balance Sheets for as long as the put is exercisable by Sodiaal. When the put is no longer exercisable, the redeemable interest will be reclassified to noncontrolling interests on our Consolidated Balance Sheets. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. During the second quarter of fiscal 2016, we adjusted the redeemable interest’s redemption value based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long-range plan, capital spending, depreciation, taxes, foreign currency exchange rates, and a discount rate.

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

Research and Development

All expenditures for research and development (R&D) are charged against earnings in the period incurred. R&D includes expenditures for new product and manufacturing process innovation, and the annual expenditures are comprised primarily of internal salaries, wages, consulting, and supplies attributable to R&D activities. Other costs include depreciation and maintenance of research facilities, including assets at facilities that are engaged in pilot plant activities.

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

Derivative Instruments

All derivatives are recognized on our Consolidated Balance Sheets at fair value based on quoted market prices or our estimate of their fair value, and are recorded in either current or noncurrent assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in net earnings or other comprehensive income, based on whether the instrument is designated and effective as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in AOCI are reclassified to earnings in the period the hedged item affects earnings. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCI are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period.

Stock-based Compensation

We generally measure compensation expense for grants of restricted stock units using the value of a share of our stock on the date of grant. We estimate the value of stock option grants using a Black-Scholes valuation model. Stock-based compensation is recognized straight line over the vesting period. Our stock-based compensation expense is recorded in selling, general and administrative (SG&A) expenses and cost of sales in our Consolidated Statements of Earnings and allocated to each reportable segment in our segment results.

Certain equity-based compensation plans contain provisions that accelerate vesting of awards upon retirement, termination, or death of eligible employees and directors. We consider a stock-based award to be vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the related compensation cost is generally recognized immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

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

Other New Accounting Standards

In the first quarter of fiscal 2015, we adopted new accounting requirements on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The adoption of this guidance did not have an impact on our results of operations or financial position.

In the second quarter of fiscal 2015, we adopted new accounting requirements for share-based payment awards issued based upon specific performance targets. The adoption of this guidance did not have a material impact on our results of operations or financial position.

In the first quarter of fiscal 2016, we adopted new accounting requirements for the classification of debt issuance costs presented in the balance sheet as a direct reduction from the carrying amount of the debt liability. This presentation change has been implemented retroactively. The adoption of this guidance did not have a material impact on our financial position.

In the fourth quarter of fiscal 2016, we adopted new accounting requirements for the presentation of deferred tax assets and liabilities, requiring noncurrent classification for all deferred tax assets and liabilities on the statement of financial position. This presentation change has been implemented retroactively. The adoption of this guidance did not have a material impact on our financial position.

NOTE 3. ACQUISITION AND DIVESTITURES

During the fourth quarter of fiscal 2016, we sold our General Mills de Venezuela CA subsidiary to a third party and exited our business in Venezuela. As a result of this transaction, we recorded a pre-tax loss of $37.6 million. In addition, we sold our General Mills Argentina S.A. foodservice business in Argentina to a third party and recorded a pre-tax loss of $14.8 million.

During the second quarter of fiscal 2016, we sold our North American Green Giant product lines for $822.7 million in cash, and we recorded a pre-tax gain of $199.1 million. We received net cash proceeds of $788.0 million after transaction related costs. After the divestiture, we retained a brand intangible asset on our Consolidated Balance Sheets of $30.1 million related to our continued use of the Green Giant brand in certain markets outside of North America.

During the second quarter of fiscal 2015, we acquired Annie’s, a publicly traded food company headquartered in Berkeley, California, for an aggregate purchase price of $821.2 million, which we funded by issuing debt. We consolidated Annie’s into our Consolidated Balance Sheets and recorded goodwill of $589.8 million, an indefinite lived intangible asset for the Annie’s brand of $244.5 million, and a finite lived customer relationship asset of $23.9 million. The pro forma effects of this acquisition were not material.

NOTE 4. RESTRUCTURING, IMPAIRMENT, AND OTHER EXIT COSTS

INTANGIBLE ASSET IMPAIRMENT

In fiscal 2015, we recorded a $260.0 million charge related to the impairment of our Green Giant brand intangible asset in restructuring, impairment, and other exit costs. See Note 6 for additional information.

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

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges recorded in fiscal 2016 and 2015 related to these initiatives were as follows:

	Fiscal 2016						Fiscal 2015
In Millions	Severance	Asset Write-offs	Pension Related	Accelerated Depreciation	Other	Total	Severance	Asset Write-offs	Pension Related	Accelerated Depreciation	Other	Total
Project Compass	$45.4	$—	$1.4	$—	$7.9	$54.7	$—	$—	$—	$—	$—	$—
Project Catalyst	(8.7)	1.2	—	—	—	(7.5)	121.5	12.3	6.6	—	8.0	148.4
Project Century	30.9	30.7	19.1	76.5	25.4	182.6	44.3	42.3	31.2	53.1	10.9	181.8
Combination of certain operational facilities	—	—	—	—	—	—	13.0	0.7	—	—	0.2	13.9
Charges associated with restructuring actions previously announced	—	—	—	—	—	—	(0.6)	—	—	—	—	(0.6)
Total	$67.6	$31.9	$20.5	$76.5	$33.3	$229.8	$178.2	$55.3	$37.8	$53.1	$19.1	$343.5

In the first quarter of fiscal 2016, we approved Project Compass, a restructuring plan designed to enable our International segment to accelerate long-term growth through increased organizational effectiveness and reduced administrative expense. In connection with this project, we expect to eliminate approximately 725 to 775 positions. We expect to incur approximately $60 million of net expenses relating to this action of which approximately $60 million will be cash. We recorded $54.7 million of restructuring charges relating to this action in fiscal 2016. We expect this action to be completed by the end of fiscal 2017.

Project Century (Century) began in fiscal 2015 as a review of our North American manufacturing and distribution network to streamline operations and identify potential capacity reductions. In the second quarter of fiscal 2016, we broadened the scope of Project Century to identify opportunities to streamline our supply chain outside of North America. As part of the expanded project, we approved a restructuring plan to close manufacturing facilities in our International segment supply chain located in Berwick, United Kingdom and East Tamaki, New Zealand. These actions affected approximately 285 positions. We expect to incur total restructuring charges of approximately $41 million relating to these actions, of which approximately $20 million will be cash. We recorded $30.0 million of restructuring charges relating to these actions in fiscal 2016. We expect these actions to be completed by the end of fiscal 2018.

As part of Century, in the first quarter of fiscal 2016, we approved a restructuring plan to close our West Chicago, Illinois cereal and dry dinner manufacturing plant in our U.S. Retail segment supply chain. This action will affect approximately 500 positions, and we expect to incur approximately $117 million of net expenses relating to this action, of which approximately $53 million will be cash. We recorded $79.2 million of restructuring charges relating to this action in fiscal 2016. We expect this action to be completed by the end of fiscal 2019.

As part of Century, in the first quarter of fiscal 2016, we approved a restructuring plan to close our Joplin, Missouri snacks plant in our U.S. Retail segment supply chain. This action affected approximately 120 positions, and we incurred $6.3 million of net expenses relating to this action, of which less than $1 million was cash. We recorded $6.3 million of restructuring charges relating to this action in fiscal 2016. This action was completed in fiscal 2016.

As part of Century, in the third quarter of fiscal 2015, we approved a restructuring plan to reduce our refrigerated dough capacity and exit our Midland, Ontario, Canada and New Albany, Indiana facilities, which support our U.S. Retail, International, and Convenience Stores and Foodservice supply chains. The Midland action will affect approximately 100 positions, and we expect to incur approximately $23 million of net expenses relating to this action, of which approximately $16 million will be cash. We recorded $2.7 million of restructuring charges relating to this action in fiscal 2016. We recorded $6.5 million of restructuring charges relating to this action in fiscal 2015. The New Albany action will affect approximately 400 positions, and we expect to incur approximately $82 million of net expenses relating to this action of which approximately $40 million will be cash. We recorded $17.1 million of restructuring charges relating to this action in fiscal 2016 and $51.3 million in fiscal 2015. We expect these actions to be completed by the end of fiscal 2018.

As part of Century, in the second quarter of fiscal 2015, we approved a restructuring plan to consolidate yogurt manufacturing capacity and exit our Methuen, Massachusetts facility in our U.S. Retail segment and Convenience Stores and Foodservice segment supply chains. This action affected approximately 175 positions. We expect to incur approximately $58 million of net expenses relating to this action of which approximately $12 million will be cash. We recorded $15.6 million of restructuring charges relating to this action in fiscal 2016 and $43.6 million in fiscal 2015. This action was largely completed in fiscal 2016.

As part of Century, in the second quarter of fiscal 2015, we approved a restructuring plan to eliminate excess cereal and dry mix capacity and exit our Lodi, California facility in our U.S. Retail supply chain. This action affected approximately 430 positions. We incurred $93.8 million of net expenses relating to this action of which $20 million was cash. We recorded $30.6 million of restructuring charges relating to this action in fiscal 2016 and $63.2 million in fiscal 2015. This action was completed in fiscal 2016.

In addition to the actions taken at certain facilities described above, we incurred $1.1 million of restructuring charges in fiscal 2016, relating to Century, and $17.2 million in fiscal 2015, of which $6 million was cash.

During the second quarter of fiscal 2015, we approved Project Catalyst, a restructuring plan to increase organizational effectiveness and reduce overhead expense. In connection with this project, we eliminated approximately 750 positions primarily in the United States. We incurred $140.9 million of net expenses relating to these actions of which $118 million will be cash. In fiscal 2016, we reduced the estimate of charges related to this action by $7.5 million. We recorded $148.4 million of restructuring charges relating to this action in fiscal 2015. These actions were largely completed in fiscal 2015.

During the first quarter of fiscal 2015, we approved a plan to combine certain Yoplait and General Mills operational facilities within our International segment to increase efficiencies and reduce costs. This action will affect approximately 240 positions. We expect to incur approximately $15 million of net expenses relating to this action of which approximately $12 million will be cash. We recorded $13.9 million of restructuring charges relating to this action in fiscal 2015. We expect this action to be completed in fiscal 2017.

In fiscal 2014, we recorded $3.6 million of restructuring charges related to a productivity and cost savings plan approved in the fourth quarter of fiscal 2012. These restructuring actions were completed in fiscal 2014.

In fiscal 2016, we paid $122.6 million in cash relating to restructuring initiatives. In fiscal 2015, we paid $63.6 million in cash relating to restructuring initiatives. In fiscal 2014, we paid $22.4 million in cash related to restructuring actions.

In addition to restructuring charges, we expect to incur approximately $109 million of additional project-related costs, which will be recorded in cost of sales, all of which will be cash. We recorded project-related costs in cost of sales of $57.5 million in fiscal 2016 and $13.2 million in fiscal 2015. In addition, we paid $54.5 million in cash in fiscal 2016 and $9.7 million in fiscal 2015 for project-related costs.

Restructuring charges and project-related costs are classified in our Consolidated Statements of Earnings as follows:

	Fiscal
In Millions	2016	2015	2014
Cost of sales	$78.4	$59.6	$—
Restructuring, impairment, and other exit costs	151.4	283.9	3.6
Total restructuring charges	229.8	343.5	3.6

Project-related costs classified in cost of sales	$57.5	$13.2	$—

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 26, 2013	$19.5	$—	$—	$19.5
2014 charges, including foreign currency translation	6.4	—	—	6.4
Utilized in 2014	(22.4)	—	—	(22.4)
Reserve balance as of May 25, 2014	3.5	—	—	3.5
2015 charges, including foreign currency translation	176.4	0.6	8.1	185.1
Utilized in 2015	(61.3)	—	(6.5)	(67.8)
Reserve balance as of May 31, 2015	118.6	0.6	1.6	120.8
2016 charges, including foreign currency translation	64.3	1.6	4.3	70.2
Utilized in 2016	(109.3)	(0.7)	(4.4)	(114.4)
Reserve balance as of May 29, 2016	$73.6	$1.5	$1.5	$76.6

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

Results from our CPW and HDJ joint ventures are reported for the 12 months ended March 31.

Joint venture related balance sheet activity follows:

In Millions	May 29, 2016	May 31, 2015
Cumulative investments	$518.9	$530.6
Goodwill and other intangibles	469.2	465.1
Aggregate advances included in cumulative investments	300.3	390.3

Joint venture earnings and cash flow activity follows:

	Fiscal Year
In Millions	2016	2015	2014
Sales to joint ventures	$10.5	$11.6	$12.1
Net advances (repayments)	(63.9)	102.4	54.9
Dividends received	75.1	72.6	90.5

Summary combined financial information for the joint ventures on a 100 percent basis follows:

	Fiscal Year
In Millions	2016	2015	2014
Net sales:
CPW	$1,674.8	$1,894.5	$2,107.9
HDJ	369.4	370.2	386.9
Total net sales	2,044.2	2,264.7	2,494.8

Gross margin	867.6	925.4	1,030.3
Earnings before income taxes	234.8	220.9	219.1
Earnings after income taxes	186.7	170.7	168.8

In Millions	May 29, 2016	May 31, 2015
Current assets	$814.1	$800.1
Noncurrent assets	959.9	962.1
Current liabilities	1,457.3	1,484.8
Noncurrent liabilities	81.7	118.2

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets are as follows:

In Millions	May 29, 2016	May 31, 2015
Goodwill	$8,741.2	$8,874.9
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,147.5	4,262.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	536.9	544.0
Less accumulated amortization	(145.8)	(129.1)
Intangible assets subject to amortization	391.1	414.9
Other intangible assets	4,538.6	4,677.0
Total	$13,279.8	$13,551.9

Based on the carrying value of finite-lived intangible assets as of May 29, 2016, amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

The changes in the carrying amount of goodwill for fiscal 2014, 2015, and 2016 are as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice	Joint Ventures	Total
Balance as of May 26, 2013	$5,841.4	$1,387.0	$921.1	$472.7	$8,622.2
Divestiture	(12.2)	—	—	—	(12.2)
Other activity, primarily foreign currency translation	—	15.0	—	25.5	40.5
Balance as of May 25, 2014	5,829.2	1,402.0	921.1	498.2	8,650.5
Acquisition	589.8	—	—	—	589.8
Other activity, primarily foreign currency translation	—	(268.7)	—	(96.7)	(365.4)
Balance as of May 31, 2015	6,419.0	1,133.3	921.1	401.5	8,874.9
Acquisitions	54.1	29.4	—	—	83.5
Divestitures	(180.2)	(6.2)	—	—	(186.4)
Other activity, primarily foreign currency translation	—	(35.5)	—	4.7	(30.8)
Balance as of May 29, 2016	$6,292.9	$1,121.0	$921.1	$406.2	$8,741.2

In fiscal 2015, we reorganized certain reporting units within our U.S. Retail operating segment. Our chief operating decision maker continues to assess performance and make decisions about resources to be allocated to our segments at the U.S. Retail, International, and Convenience Stores and Foodservice operating segment level.

We performed our fiscal 2016 impairment assessment as of the first day of the second quarter of fiscal 2016, and determined there was no impairment of goodwill for any of our reporting units as their related fair values were substantially in excess of their carrying values.

The changes in the carrying amount of other intangible assets for fiscal 2014, 2015, and 2016 are as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 26, 2013	$3,312.4	$1,638.2	$64.5	$5,015.1
Other activity, primarily foreign currency translation	(4.9)	3.6	0.5	(0.8)
Balance as of May 25, 2014	3,307.5	1,641.8	65.0	5,014.3
Acquisition	268.4	—	—	268.4
Impairment charge	(260.0)	—	—	(260.0)
Other activity, primarily foreign currency translation	(4.0)	(340.3)	(1.4)	(345.7)
Balance as of May 31, 2015	3,311.9	1,301.5	63.6	4,677.0
Acquisitions	23.1	7.0	—	30.1
Divestiture	(119.6)	—	—	(119.6)
Other activity, primarily amortization and foreign currency translation	(3.7)	(44.6)	(0.6)	(48.9)
Balance as of May 29, 2016	$3,211.7	$1,263.9	$63.0	$4,538.6

As of our fiscal 2016 assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values, except for the Mountain High and Uncle Toby’s brand assets. The excess fair value above the carrying value of these brand assets is as follows:

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Mountain High	$35.4	20%
Uncle Toby’s	$52.2	11%

Our strategies for fiscal 2017 and fiscal 2018 will focus our growth investments on our brands and platforms with the strongest profitable growth potential. As a result, certain parts of our U.S. Retail segment could experience reduced future sales projections. We performed a sensitivity analysis for certain brand intangible assets and determined that, while not impaired as of May 29, 2016, the Progresso and Food Should Taste Good brands had risk of decreasing coverage. We will continue to monitor these businesses.

In fiscal 2015, we made a strategic decision to redirect certain resources supporting our Green Giant business in our U.S. Retail segment to other businesses within the segment. Therefore, future sales and profitability projections in our long-range plan for this business declined. As a result of this triggering event, we performed an interim impairment assessment of the Green Giant brand intangible asset as of May 31, 2015, and determined that the fair value of the brand asset no longer exceeded the carrying value of the asset. Significant assumptions used in that assessment included our updated long-range cash flow projections for the Green Giant business, an updated royalty rate, a weighted-average cost of capital, and a tax rate. We recorded a $260.0 million impairment charge in restructuring, impairment, and other exit costs in fiscal 2015 related to this asset.

NOTE 7. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 29, 2016 and May 31, 2015, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Fair Value		Gross Gains		Gross Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2016	2015	2016	2015	2016	2015	2016	2015
Available for sale:
Debt securities	$165.7	$2.6	$165.8	$2.6	$0.1	$—	$—	$—
Equity securities	1.8	1.8	8.4	8.3	6.6	6.5	—	—
Total	$167.5	$4.4	$174.2	$10.9	$6.7	$6.5	$—	$—

There were no realized gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period, and/or the security’s maturity date. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in AOCI within stockholders’ equity.

Scheduled maturities of our marketable securities are as follows:

	Available for Sale
In Millions	Cost	Fair Value
Under 1 year (current)	$165.7	$165.8
Equity securities	1.8	8.4
Total	$167.5	$174.2

As of May 29, 2016, cash and cash equivalents totaling $7.5 million were pledged as collateral for derivative contracts. As of May 29, 2016, $9.1 million of certain accounts receivable were pledged as collateral against a foreign uncommitted line of credit.

The fair value and carrying amounts of long-term debt, including the current portion, were $8,629.0 million and $8,161.1 million, respectively, as of May 29, 2016. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Unallocated corporate items for fiscal 2016, 2015 and 2014 included:

	Fiscal Year
In Millions	2016	2015	2014
Net loss on mark-to-market valuation of commodity positions	$(69.1)	$(163.7)	$(4.9)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	127.9	84.4	51.2
Net mark-to-market revaluation of certain grain inventories	4.0	(10.4)	2.2
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$62.8	$(89.7)	$48.5

As of May 29, 2016, the net notional value of commodity derivatives was $295.4 million, of which $189.1 million related to agricultural inputs and $106.3 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

INTEREST RATE RISK

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include U.S. Treasury rates, LIBOR, Euribor, and commercial paper rates in the United States and Europe. We use interest rate swaps, forward-starting interest rate swaps, and treasury locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed rate versus floating-rate debt, based on current and projected market conditions. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2016, 2015, and 2014.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in fiscal 2016, an $1.6 million gain in fiscal 2015, and less than $1 million in fiscal 2014.

In fiscal 2016, in advance of planned debt financing, we entered into $400.0 million of treasury locks with an average fixed rate of 2.1 percent due February 15, 2017.

In advance of planned debt financing, we entered into €600.0 million of forward starting swaps with an average fixed rate of 0.5 percent. All of these forward starting swaps were cash settled for $6.5 million in fiscal 2015, coincident with the issuance of our €500 million 8-year fixed-rate notes and €400 million 12-year fixed-rate notes.

In fiscal 2015, we entered into swaps to convert $500.0 million of 1.4 percent fixed-rate notes due October 20, 2017, and $500.0 million of 2.2 percent fixed-rate notes due October 21, 2019, to floating rates.

In advance of planned debt financing, we entered into $250.0 million of treasury locks with an average fixed rate of 1.99 percent. All of these treasury locks were cash settled for $17.9 million in fiscal 2014, coincident with the issuance of our $500.0 million 10-year fixed-rate notes.

As of May 29, 2016, the pre-tax amount of cash-settled interest rate hedge gain or loss remaining in AOCI, which will be reclassified to earnings over the remaining term of the related underlying debt, follows:

In Millions	Gain/(Loss)
5.7% notes due February 15, 2017	$(1.6)
5.65% notes due February 15, 2019	1.4
3.15% notes due December 15, 2021	(54.9)
1.0% notes due April 27, 2023	(1.7)
3.65% notes due February 15, 2024	13.8
1.5% notes due April 27, 2027	(3.6)
5.4% notes due June 15, 2040	(13.4)
4.15% notes due February 15, 2043	10.5
Net pre-tax hedge loss in AOCI	$(49.5)

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate derivatives. Average floating rates are based on rates as of the end of the reporting period.

In Millions	May 29, 2016	May 31, 2015
Pay-floating swaps—notional amount	$1,000.0	$1,250.0
Average receive rate	1.8%	1.6%
Average pay rate	1.1%	0.7%

The swap contracts mature as follows:

In Millions	Pay Floating
2018	$500.0
2020	500.0
Total	$1,000.0

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in our Consolidated Balance Sheets to the net fair values that could be reported in our Consolidated Balance Sheets:

	May 29, 2016
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$4.4	$ —	$ 4.4	$ (3.9)	$ —	$ 0.5	$(22.2)	$ —	$(22.2)	$ 3.9	$7.5	$(10.8)
Interest rate contracts	8.5	—	8.5	—	—	8.5	(3.0)	—	(3.0)	—	—	(3.0)
Foreign exchange contracts	25.4	—	25.4	(8.7)	—	16.7	(13.7)	—	(13.7)	8.7	—	(5.0)
Equity contracts	2.4	—	2.4	—	—	2.4	—	—	—	—	—	—
Total	$40.7	$ —	$40.7	$(12.6)	$ —	$28.1	$(38.9)	$ —	$(38.9)	$12.6	$7.5	$(18.8)

(a)	Includes related collateral offset in our Consolidated Balance Sheets.
(b)	Net fair value as recorded in our Consolidated Balance Sheets.
(c)	Fair value of assets that could be reported net in our Consolidated Balance Sheets.
(d)	Fair value of liabilities that could be reported net in our Consolidated Balance Sheets.
(e)	Fair value of assets and liabilities reported on a gross basis in our Consolidated Balance Sheets.

	May 31, 2015
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$10.1	$—	$10.1	$(1.3)	$—	$8.8	$(59.4)	$—	$(59.4)	$1.3	$40.1	$(18.0)
Interest rate contracts	4.0	—	4.0	—	—	4.0	—	—	—	—	—	—
Foreign exchange contracts	25.9	—	25.9	(12.5)	—	13.4	(65.3)	—	(65.3)	12.5	—	(52.8)
Total	$40.0	$—	$40.0	$(13.8)	$—	$26.2	$(124.7)	$—	$(124.7)	$13.8	$40.1	$(70.8)

(a)	Includes related collateral offset in our Consolidated Balance Sheets.
(b)	Net fair value as recorded in our Consolidated Balance Sheets.
(c)	Fair value of assets that could be reported net in our Consolidated Balance Sheets.
(d)	Fair value of liabilities that could be reported net in our Consolidated Balance Sheets.
(e)	Fair value of assets and liabilities reported on a gross basis in our Consolidated Balance Sheets.

FOREIGN EXCHANGE RISK

Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, intercompany loans, product shipments, and foreign-denominated debt. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Mexican peso, and Swiss franc. We primarily use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our foreign-denominated commercial paper borrowings and nonfunctional currency intercompany loans back to U.S. dollars or the functional currency of the entity with foreign exchange exposure. The gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months in advance.

As of May 29, 2016, the net notional value of foreign exchange derivatives was $997.7 million. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2016, 2015, and 2014.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. In fiscal 2016, we entered into a net investment hedge for a portion of our net investment in foreign operations denominated in euros by issuing €500.0 million of euro-denominated bonds. In fiscal 2015, we entered into a net investment hedge for a portion of our net investment in foreign operations denominated in euros by issuing €900.0 million of euro-denominated bonds. In fiscal 2014, we entered into a net investment hedge for a portion of our net investment in foreign operations denominated in euros by issuing €500.0 million of euro-denominated bonds. As of May 29, 2016, we had deferred net foreign currency transaction losses of $20.1 million in AOCI associated with hedging activity.

Venezuela is a highly inflationary economy and as such, we remeasured the value of the assets and liabilities of our former Venezuelan subsidiary based on the exchange rate at which we expected to remit dividends in U.S. dollars from the SIMADI market. In fiscal 2015, we recorded an $8 million foreign exchange loss. In the fourth quarter of fiscal 2016, we sold our General Mills de Venezuela CA subsidiary to a third party and exited our business in Venezuela.

EQUITY INSTRUMENTS

Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of May 29, 2016, the net notional amount of our equity swaps was $113.5 million. These swap contracts mature in fiscal 2017.

FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of May 29, 2016 and May 31, 2015, were as follows:

	May 29, 2016				May 29, 2016
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$7.7	$—	$7.7	$—	$(3.0)	$—	$(3.0)
Foreign exchange contracts (c) (d)	—	12.2	—	12.2	—	(12.2)	—	(12.2)
Total	—	19.9	—	19.9	—	(15.2)	—	(15.2)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	13.2	—	13.2	—	(1.5)	—	(1.5)
Commodity contracts (c) (e)	2.6	1.7	—	4.3	(0.6)	(21.6)	—	(22.2)
Grain contracts (c) (e)	—	1.8	—	1.8	—	(5.5)	—	(5.5)
Total	2.6	16.7	—	19.3	(0.6)	(28.6)	—	(29.2)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	8.4	165.8	—	174.2	—	—	—	—
Long-lived assets (g)	—	26.0	—	26.0	—	—	—	—
Total	8.4	191.8	—	200.2	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$11.0	$228.4	$—	$239.4	$(0.6)	$(43.8)	$—	$(44.4)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.
(g)	We recorded $11.4 million in non-cash impairment charges in fiscal 2016 to write down certain long-lived assets to their fair value. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a carrying value of $28.2 million and were associated with the restructuring actions described in Note 4.

	May 31, 2015				May 31, 2015
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$4.0	$—	$4.0	$—	$—	$—	$—
Foreign exchange contracts (c) (d)	—	25.5	—	25.5	—	(23.3)	—	(23.3)
Total	—	29.5	—	29.5	—	(23.3)	—	(23.3)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	0.4	—	0.4	—	(42.0)	—	(42.0)
Commodity contracts (c) (e)	7.2	2.9	—	10.1	—	(59.4)	—	(59.4)
Grain contracts (c) (e)	—	3.3	—	3.3	—	(7.8)	—	(7.8)
Total	7.2	6.6	—	13.8	—	(109.2)	—	(109.2)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	8.3	2.6	—	10.9	—	—	—	—
Long-lived assets (g)	—	37.8	—	37.8	—	—	—	—
Indefinite-lived intangible assets (h)	—	—	154.3	154.3	—	—	—	—
Total	8.3	40.4	154.3	203.0	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$15.5	$76.5	$154.3	$246.3	$—	$(132.5)	$—	$(132.5)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.
(g)	We recorded $30.3 million in non-cash impairment charges in fiscal 2015 to write down certain long-lived assets to their fair value. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a carrying value of $68.1 million and were associated with the restructuring actions described in Note 4.
(h)	We recorded a $260.0 million non-cash impairment charge in fiscal 2015 to write down our Green Giant brand asset to its fair value of $154.3 million. This asset had a carrying value of $414.3 million. See Note 6 for additional information.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the fiscal years ended May 29, 2016 and May 31, 2015, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$(2.6)	$(5.9)	$21.2	$13.3	$—	$—	$—	$—	$18.6	$7.4
Amount of net gain (loss) reclassified from AOCI into earnings (a) (b)	(10.6)	(10.6)	22.1	5.0	—	—	—	—	11.5	(5.6)
Amount of net gain (loss) recognized in earnings (c)	(0.1)	(0.6)	(0.7)	0.1	—	—	—	—	(0.8)	(0.5)
Derivatives in Fair Value Hedging Relationships: Amount of net gain recognized in earnings (d)	0.1	1.6		—	—	—	—	—	0.1	1.6
Derivatives in Net Investment Hedging Relationships: Amount of loss recognized in OCI (a)	—	—	(0.2)	(6.9)	—	—	—	—	(0.2)	(6.9)
Derivatives Not Designated as Hedging Instruments: Amount of net gain (loss) recognized in earnings (d)	—	—	1.1	(54.3)	(4.5)	9.6	(56.1)	(163.7)	(59.5)	(208.4)

(a)	Effective portion.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS

As of May 29, 2016, the after-tax amounts of unrealized gains and losses in AOCI related to hedge derivatives follows:

In Millions	After-Tax Gain/(Loss)
Unrealized losses from interest rate cash flow hedges	$(31.3)
Unrealized gains from foreign currency cash flow hedges	5.8
After-tax loss in AOCI related to hedge derivatives	$(25.5)

The net amount of pre-tax gains and losses in AOCI as of May 29, 2016, that we expect to be reclassified into net earnings within the next 12 months is $1.2 million of loss.

CREDIT-RISK-RELATED CONTINGENT FEATURES

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 29, 2016, was $21.9 million. We have posted $7.5 million of collateral under these contracts. If the credit-risk-related contingent features underlying these agreements had been triggered on May 29, 2016, we would have been required to post $14.4 million of collateral to counterparties.

CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK

During fiscal 2016, customer concentration was as follows:

Percent of total	Consolidated	U.S. Retail	International	Convenience Stores and Foodservice
Wal-Mart (a):
Net sales	20%	30%	5%	8%
Accounts receivable		26%	4%	8%

Five largest customers:
Net sales		53%	22%	45%

(a)	Includes Wal-Mart Stores, Inc. and its affiliates.

No customer other than Wal-Mart accounted for 10 percent or more of our consolidated net sales.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $14.8 million against which we do not hold collateral. Under the terms of our swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of May 29, 2016, $537.0 million of our total accounts payable is payable to suppliers who utilize this third party service.

NOTE 8. DEBT

Notes Payable

The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 29, 2016		May 31, 2015
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$—	—%	$432.0	0.3%
Financial institutions	269.8	8.6	183.8	9.5
Total	$269.8	8.6%	$615.8	3.0%

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have uncommitted and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 29, 2016:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2021	$2.7	$ —
June 2019	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.4	0.1
Total committed and uncommitted credit facilities	$3.3	$0.2

In fiscal 2016, we entered into a $2.7 billion fee-paid committed credit facility that is scheduled to expire in May 2021. Concurrent with the execution of this credit facility, we terminated our $1.7 billion and $1.0 billion credit facilities.

In fiscal 2015, our subsidiary, Yoplait S.A.S., entered into a €200.0 million fee-paid committed credit facility that is scheduled to expire in June 2019.

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of May 29, 2016.

Long-Term Debt

In January 2016, we issued €500.0 million principal amount of floating-rate notes due January 15, 2020. Interest on the notes are payable quarterly in arrears. The notes are not generally redeemable prior to maturity. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to repay a portion of our maturing long-term debt.

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

In June 2014, our subsidiary, Yoplait S.A.S., issued €200.0 million principal amount of 2.2 percent fixed-rate senior notes due June 24, 2021 in a private placement offering. Interest on the notes is payable semi-annually in arrears. The notes may be redeemed in whole, or in part, at our subsidiary’s option at any time at the applicable redemption price. The notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to refinance existing debt.

In June 2014, we repaid €290.0 million of floating-rate notes.

A summary of our long-term debt is as follows:

In Millions	May 29, 2016	May 31, 2015
5.65% notes due February 15, 2019	$1,150.0	$1,150.0
5.7% notes due February 15, 2017	1,000.0	1,000.0
3.15% notes due December 15, 2021	1,000.0	1,000.0
Euro-denominated 2.1% notes due November 16, 2020	555.8	549.4
Euro-denominated 1.0% notes due April 27, 2023	555.8	549.4
Floating-rate euro-denominated notes due January 15, 2020	555.8	—
1.4% notes due October 20, 2017	500.0	500.0
5.4% notes due June 15, 2040	500.0	500.0
4.15% notes due February 15, 2043	500.0	500.0
3.65% notes due February 15, 2024	500.0	500.0
2.2% notes due October 21, 2019	500.0	500.0
Floating-rate notes due January 29, 2016	—	500.0
Euro-denominated 1.5% notes due April 27, 2027	444.6	439.5
0.875% notes due January 29, 2016	—	250.0
Floating-rate notes due January 28, 2016	—	250.0
Euro-denominated 2.2% notes due June 24, 2021	221.0	219.7
Medium-term notes, 0.02% to 6.44%, due fiscal 2017 or later	204.2	204.2
Other, including debt issuance costs and capital leases	(26.1)	(36.5)
	8,161.1	8,575.7
Less amount due within one year	(1,103.4)	(1,000.4)
Total long-term debt	$7,057.7	$7,575.3

Principal payments due on long-term debt in the next five years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are $1,103.4 million in fiscal 2017, $604.7 million in fiscal 2018, $1,150.4 million in fiscal 2019, $1,056.0 million in fiscal 2020, and $555.9 million in fiscal 2021.

Certain of our long-term debt agreements contain restrictive covenants. As of May 29, 2016, we were in compliance with all of these covenants.

As of May 29, 2016, the $49.5 million pre-tax loss recorded in AOCI associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from AOCI to net interest in fiscal 2017 is a $10.0 million pre-tax loss.

NOTE 9. REDEEMABLE AND NONCONTROLLING INTERESTS

Our principal redeemable and noncontrolling interests relate to our Yoplait SAS, Yoplait Marques SNC, Liberté Marques Sàrl, and General Mills Cereals, LLC (GMC) subsidiaries. In addition, we have six foreign subsidiaries that have noncontrolling interests totaling $7.0 million as of May 29, 2016.

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement. As of May 29, 2016, the redemption value of the euro-denominated redeemable interest was $845.6 million.

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

During fiscal 2016, we paid $74.5 million of dividends to Sodiaal under the terms of the Yoplait SAS and Yoplait Marques SNC shareholder agreements.

A subsidiary of Yoplait SAS has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $321.0 million for fiscal 2016 and $271.3 million for fiscal 2015.

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

For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of our non-wholly owned subsidiaries are included in our Consolidated Financial Statements. The third-party investor’s share of the net earnings of these subsidiaries is reflected in net earnings attributable to redeemable and noncontrolling interests in our Consolidated Statements of Earnings.

Our noncontrolling interests contain restrictive covenants. As of May 29, 2016, we were in compliance with all of these covenants.

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

Share repurchases were as follows:

	Fiscal Year
In Millions	2016	2015	2014
Shares of common stock	10.7	22.3	35.6
Aggregate purchase price	$606.7	$1,161.9	$1,774.4

The following table provides details of total comprehensive income:

	Fiscal 2016
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,697.4	$ 8.4	$31.0
Other comprehensive income (loss):
Foreign currency translation	$(107.6)	$ —	(107.6)	2.8	(3.9)
Net actuarial loss	(514.2)	188.3	(325.9)	—	—
Other fair value changes:
Securities	0.2	(0.1)	0.1	—	—
Hedge derivatives	16.5	(2.2)	14.3	—	1.7
Reclassification to earnings:
Hedge derivatives (a)	(13.5)	2.5	(11.0)	—	1.5
Amortization of losses and prior service costs (b)	206.8	(78.2)	128.6	—	—
Other comprehensive income (loss)	(411.8)	110.3	(301.5)	2.8	(0.7)
Total comprehensive income			$1,395.9	$11.2	$30.3

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expense.

	Fiscal 2015
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,221.3	$ 8.2	$ 29.9
Other comprehensive loss:
Foreign currency translation	$ (727.9)	$ —	(727.9)	(78.2)	(151.8)
Net actuarial income	(561.1)	202.7	(358.4)	—	—
Other fair value changes:
Securities	1.3	(0.5)	0.8	—	—
Hedge derivatives	13.6	(4.8)	8.8	—	(4.7)
Reclassification to earnings:
Hedge derivatives (a)	0.7	0.5	1.2	—	3.7
Amortization of losses and prior service costs (b)	170.2	(65.1)	105.1	—	—
Other comprehensive loss	(1,103.2)	132.8	(970.4)	(78.2)	(152.8)
Total comprehensive income (loss)			$ 250.9	$(70.0)	$(122.9)

(a)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expense.

	Fiscal 2014
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,824.4	$ 5.8	$31.1
Other comprehensive income:
Foreign currency translation	$ (71.8)	$ —	(71.8)	19.1	41.4
Net actuarial income	327.2	(121.2)	206.0	—	—
Other fair value changes:
Securities	0.5	(0.2)	0.3	—	—
Hedge derivatives	14.4	(7.0)	7.4	—	(2.4)
Reclassification to earnings:
Hedge derivatives (a)	(4.7)	0.2	(4.5)	—	(0.1)
Amortization of losses and prior service costs (b)	172.7	(65.1)	107.6	—	—
Other comprehensive income	438.3	(193.3)	245.0	19.1	38.9
Total comprehensive income			$2,069.4	$24.9	$70.0

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expense.

In fiscal 2016, 2015, and 2014, except for reclassifications to earnings, changes in other comprehensive income (loss) were primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	May 29, 2016	May 31, 2015
Foreign currency translation adjustments	$(644.2)	$(536.6)
Unrealized gain (loss) from:
Securities	3.8	3.7
Hedge derivatives	(25.5)	(28.8)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,958.2)	(1,756.1)
Prior service credits	11.9	7.1
Accumulated other comprehensive loss	$(2,612.2)	$(2,310.7)

NOTE 11. STOCK PLANS

We use broad-based stock plans to help ensure that management’s interests are aligned with those of our shareholders. As of May 29, 2016, a total of 24.3 million shares were available for grant in the form of stock options, restricted stock, restricted stock units, and shares of unrestricted stock under the 2011 Stock Compensation Plan (2011 Plan) and the 2011 Compensation Plan for Non-Employee Directors. The 2011 Plan also provides for the issuance of cash-settled share-based units, stock appreciation rights, and performance-based stock awards. Stock-based awards now outstanding include some granted under the 2005, 2006, 2007, and 2009 stock plans, under which no further awards may be granted. The stock plans provide for potential accelerated vesting of awards upon retirement, termination, or death of eligible employees and directors.

Stock Options

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2016	2015	2014
Estimated fair values of stock options granted	$ 7.24	$ 7.22	$ 6.03
Assumptions:
Risk-free interest rate	2.4%	2.6%	2.6%
Expected term	8.5 years	8.5 years	9.0 years
Expected volatility	17.6%	17.5%	17.4%
Dividend yield	3.2%	3.1%	3.1%

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

Any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a windfall tax benefit) is presented in our Consolidated Statements of Cash Flows as a financing cash flow.

Realized windfall tax benefits are credited to additional paid-in capital within our Consolidated Balance Sheets. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense, potentially resulting in volatility in our consolidated effective income tax rate. We calculated a cumulative memo balance of windfall tax benefits for the purpose of accounting for future shortfall tax benefits.

Options may be priced at 100 percent or more of the fair market value on the date of grant, and generally vest four years after the date of grant. Options generally expire within 10 years and one month after the date of grant.

Information on stock option activity follows:

	Options Exercisable (Thousands)	Weighted- Average Exercise Price Per Share	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share
Balance as of May 26, 2013	29,290.3	$27.69	47,672.1	$30.22
Granted			2,789.8	48.33
Exercised			(6,181.3)	24.78
Forfeited or expired			(111.6)	38.74
Balance as of May 25, 2014	29,452.8	28.37	44,169.0	32.10
Granted			2,253.1	53.70
Exercised			(7,297.2)	26.68
Forfeited or expired			(47.7)	43.73
Balance as of May 31, 2015	26,991.5	30.44	39,077.2	34.35
Granted			1,930.2	55.72
Exercised			(8,471.0)	28.49
Forfeited or expired			(134.8)	48.16
Balance as of May 29, 2016	22,385.1	$32.38	32,401.6	$37.09

Stock-based compensation expense related to stock option awards was $14.8 million in fiscal 2016, $18.1 million in fiscal 2015, and $18.2 million in fiscal 2014. Compensation expense related to stock-based payments recognized in our Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs for fiscal 2016 and 2015.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year
In Millions	2016	2015	2014
Net cash proceeds	$171.9	$163.7	$108.1
Intrinsic value of options exercised	$268.4	$201.9	$166.6

Restricted Stock, Restricted Stock Units, and Performance Share Units

Stock and units settled in stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2011 Plan. Restricted stock and restricted stock units generally vest and become unrestricted four years after the date of grant. Performance share units are earned based on our future achievement of three-year goals for average organic net sales growth and cumulative free cash flow. Performance share units are settled in common stock and are generally subject to a three year performance and vesting period. The sale or transfer of these awards is restricted during the vesting period. Participants holding restricted stock, but not restricted stock units or performance share units, are entitled to vote on matters submitted to holders of common stock for a vote. These awards accumulate dividends from the date of grant, but participants only receive payment if the awards vest.

Information on restricted stock unit and performance share units activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 31, 2015	6,235.6	$46.44	237.0	$44.84
Granted	1,287.7	56.01	63.8	55.82
Vested	(2,119.9)	46.65	(69.5)	40.55
Forfeited, expired, or reclassified	(303.0)	49.45	(19.9)	51.45
Non-vested as of May 29, 2016	5,100.4	$48.60	211.4	$48.37

	Fiscal Year
	2016	2015	2014
Number of units granted (thousands)	1,351.5	1,708.2	2,144.1
Weighted average price per unit	$56.00	$53.45	$48.49

The total grant-date fair value of restricted stock unit awards that vested during fiscal 2016 was $101.8 million and $133.7 million vested during fiscal 2015.

As of May 29, 2016, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $93.9 million. This expense will be recognized over 18 months, on average.

Stock-based compensation expense related to restricted stock units and performance share units was $76.8 million for fiscal 2016, $96.6 million for fiscal 2015, and $107.0 million for fiscal 2014. Compensation expense related to stock-based payments recognized in our Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs for fiscal 2016 and 2015.

NOTE 12. EARNINGS PER SHARE

Basic and diluted EPS were calculated using the following:

	Fiscal Year
In Millions, Except per Share Data	2016	2015	2014
Net earnings attributable to General Mills	$1,697.4	$1,221.3	$1,824.4

Average number of common shares—basic EPS	598.9	603.3	628.6
Incremental share effect from: (a)
Stock options	9.8	11.3	12.3
Restricted stock units, performance share units, and other	3.2	4.2	4.8
Average number of common shares—diluted EPS	611.9	618.8	645.7
Earnings per share—basic	$2.83	$2.02	$2.90
Earnings per share—diluted	$2.77	$1.97	$2.83

(a)	Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2016	2015	2014
Anti-dilutive stock options, restricted stock units, and performance share units	1.1	2.1	1.7

NOTE 13. RETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

Defined Benefit Pension Plans

We have defined benefit pension plans covering many employees in the United States, Canada, France, and the United Kingdom. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made no voluntary contributions to our principal U.S. plans in fiscal 2016, 2015 and 2014. We do not expect to be required to make any contributions in fiscal 2017. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control. All salaried employees hired on or after June 1, 2013 are eligible for a retirement program that does not include a defined benefit pension plan.

Other Postretirement Benefit Plans

We also sponsor plans that provide health care benefits to many of our retirees in the United States, Canada, and Brazil. The United States salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We made $24.0 million in voluntary contributions to these plans in fiscal 2016 and $24.0 million in voluntary contributions to these plans in fiscal 2015.

Health Care Cost Trend Rates

Assumed health care cost trends are as follows:

	Fiscal Year
	2016	2015
Health care cost trend rate for next year	7.3% and 7.5%	6.5% and 7.3%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2024	2025

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 7.5 percent for retirees age 65 and over and 7.3 percent for retirees under age 65 at the end of fiscal 2016. Rates are graded down annually until the ultimate trend rate of 5.0 percent is reached in 2024 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease
Effect on the aggregate of the service and interest cost components in fiscal 2017	$ 3.1	$ (2.7)
Effect on the other postretirement accumulated benefit obligation as of May 29, 2016	71.2	(63.8)

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

We use our fiscal year end as the measurement date for our defined benefit pension and other postretirement benefit plans.

Summarized financial information about defined benefit pension, other postretirement benefit, and postemployment benefit plans is presented below:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2016	2015	2016	2015	2016	2015
Change in Plan Assets:
Fair value at beginning of year	$5,758.5	$5,611.8	$582.8	$517.3
Actual return on assets	36.3	373.6	(0.1)	44.0
Employer contributions	23.7	24.1	24.1	24.1
Plan participant contributions	5.7	10.3	14.1	13.6
Benefits payments	(277.5)	(244.9)	(18.5)	(16.2)
Foreign currency	(6.8)	(16.4)	—	—

Fair value at end of year	$5,539.9	$5,758.5	$602.4	$582.8

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$6,252.1	$5,618.0	$1,079.6	$1,074.8	$146.6	$145.3
Service cost	134.6	137.0	19.0	22.4	7.6	7.5
Interest cost	267.8	249.2	44.1	46.9	3.9	4.3
Plan amendment	0.9	1.9	—	(42.4)	1.1	—
Curtailment/other	7.1	19.9	0.5	3.4	10.7	9.5
Plan participant contributions	5.7	10.3	14.1	13.6	—	—
Medicare Part D reimbursements	—	—	3.5	3.2	—	—
Actuarial loss (gain)	65.2	479.7	(64.5)	23.5	11.2	(0.4)
Benefits payments	(278.0)	(245.5)	(66.4)	(62.8)	(16.9)	(19.1)
Foreign currency	(6.9)	(18.4)	(1.0)	(3.0)	(0.1)	(0.5)
Projected benefit obligation at end of year	$6,448.5	$6,252.1	$1,028.9	$1,079.6	$164.1	$146.6
Plan assets less than benefit obligation as of fiscal year end	$(908.6)	$(493.6)	$(426.5)	$(496.8)	$(164.1)	$(146.6)

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. On October 27, 2014, the Society of Actuaries published RP-2014 Mortality Tables and Mortality Improvement Scale MP-2014, which both reflect improved longevity. We adopted the change to the mortality assumptions to remeasure our defined benefit pension plans and other postretirement benefit plans obligations which increased the total of these obligations by $436.7 million in fiscal 2015.

The accumulated benefit obligation for all defined benefit pension plans was $5,950.7 million as of May 29, 2016, and $5,750.4 million as of May 31, 2015.

Amounts recognized in AOCI as of May 29, 2016 and May 31, 2015, are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2016	2015	2016	2015	2016	2015	2016	2015
Net actuarial loss	$(1,886.0)	$(1,674.9)	$(57.6)	$(72.2)	$(14.6)	$(9.0)	$(1,958.2)	$(1,756.1)
Prior service (costs) credits	(6.8)	(13.8)	19.9	23.8	(1.2)	(2.9)	11.9	7.1
Amounts recorded in accumulated other comprehensive loss	$(1,892.8)	$(1,688.7)	$(37.7)	$(48.4)	$(15.8)	$(11.9)	$(1,946.3)	$(1,749.0)

Plans with accumulated benefit obligations in excess of plan assets are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2016	2015	2016	2015	2016	2015
Projected benefit obligation	$5,490.3	$512.3	$—	$—	$4.8	$—
Accumulated benefit obligation	4,998.3	440.6	1,024.7	1,074.8	159.3	143.5
Plan assets at fair value	4,498.5	—	602.4	582.8	—	—

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$134.6	$137.0	$133.0	$19.0	$22.4	$22.7	$7.6	$7.5	$7.7
Interest cost	267.8	249.2	239.5	44.1	46.9	50.5	3.9	4.3	4.1
Expected return on plan assets	(496.9)	(476.4)	(455.6)	(46.2)	(40.2)	(34.6)	—	—	—
Amortization of losses	189.8	141.7	151.0	6.6	4.9	15.4	0.7	0.7	0.6
Amortization of prior service costs (credits)	4.7	7.4	5.6	(5.4)	(1.6)	(3.4)	2.5	2.4	2.4
Other adjustments	5.0	15.1	—	2.3	3.3	—	10.7	9.5	3.7
Settlement or curtailment losses	13.1	18.0	—	(1.0)	1.3	(2.9)	—	—	—
Net expense	$118.1	$92.0	$73.5	$19.4	$37.0	$47.7	$25.4	$24.4	$18.5

We expect to recognize the following amounts in net periodic benefit expense in fiscal 2017:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Amortization of losses	$190.3	$ 2.5	$1.8
Amortization of prior service costs (credits)	2.5	(5.4)	0.6

Assumptions

Weighted-average assumptions used to determine fiscal year-end benefit obligations are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2016	2015	2016	2015	2016	2015
Discount rate	4.19%	4.38%	3.97%	4.20%	2.94%	3.55%
Rate of salary increases	4.28	4.09	—	—	4.35	4.36

Weighted-average assumptions used to determine fiscal year net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.38%	4.54%	4.54%	4.20%	4.51%	4.52%	3.55%	3.82%	3.70%
Rate of salary increases	4.31	4.44	4.44	—	—	—	4.36	4.44	4.44
Expected long-term rate of return on plan assets	8.53	8.53	8.53	8.14	8.13	8.11	—	—	—

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

Fair Value of Plan Assets

The fair values of our pension and postretirement benefit plans’ assets and their respective levels in the fair value hierarchy at May 29, 2016 and May 31, 2015, by asset category were as follows:

	May 29, 2016				May 31, 2015
In Millions	Level 1	Level 2	Level 3	Total Assets	Level 1	Level 2	Level 3	Total Assets
Fair value measurement of pension plan assets:
Equity (a)	$1,543.7	$943.7	$458.0	$2,945.4	$1,634.4	$1,010.3	$542.9	$3,187.6
Fixed income (b)	903.8	745.8	—	1,649.6	486.3	1,158.5	—	1,644.8
Real asset investments (c)	193.6	160.8	395.0	749.4	124.3	116.7	498.1	739.1
Other investments (d)	—	—	0.4	0.4	—	—	0.4	0.4
Cash and accruals	195.1	—	—	195.1	186.6	—	—	186.6
Total fair value measurement of pension plan assets	$2,836.2	$1,850.3	$853.4	$5,539.9	$2,431.6	$2,285.5	$1,041.4	$5,758.5

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$128.9	$124.1	$23.4	$276.4	$134.0	$120.6	$23.7	$278.3
Fixed income (b)	18.0	83.4	—	101.4	14.0	73.7	—	87.7
Real asset investments (c)	—	30.6	13.8	44.4	0.2	25.7	16.6	42.5
Other investments (d)	—	171.3	—	171.3	—	168.9	—	168.9
Cash and accruals	8.9	—	—	8.9	5.4	—	—	5.4
Fair value measurement of postretirement benefit plan assets	$155.8	$409.4	$37.2	$602.4	$153.6	$388.9	$40.3	$582.8

(a)	Primarily publicly traded common stock and private equity partnerships for purposes of total return and to maintain equity exposure consistent with policy allocations. Investments include: United States and international equity securities, mutual funds, and equity futures valued at closing prices from national exchanges; and commingled funds, privately held securities, and private equity partnerships valued at unit values or net asset values provided by the investment managers, which are based on the fair value of the underlying investments. Various methods are used to determine fair values and may include the cost of the investment, most recent financing, and expected cash flows. For some of these investments, realization of the estimated fair value is dependent upon transactions between willing sellers and buyers.
(b)	Primarily government and corporate debt securities and futures for purposes of total return, managing fixed income exposure to policy allocations, and managing duration targets. Investments include: fixed income securities and bond futures generally valued at closing prices from national exchanges, fixed income pricing models, and independent financial analysts; and fixed income commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.
(c)	Publicly traded common stock and limited partnerships in the energy and real estate sectors for purposes of total return. Investments include: energy and real estate securities generally valued at closing prices from national exchanges; and commingled funds, private securities, and limited partnerships valued at unit values or net asset values provided by the investment managers, which are generally based on the fair value of the underlying investments.
(d)	Global balanced fund of equity, fixed income, and real estate securities for purposes of meeting Canadian pension plan asset allocation policies, and insurance and annuity contracts to provide a stable stream of income for retirees and to fund postretirement medical benefits. Fair values are derived from unit values provided by the investment managers, which are generally based on the fair value of the underlying investments and contract fair values from the providers.

The following table is a roll forward of the Level 3 investments of our pension and postretirement benefit plans’ assets during the years ended May 29, 2016 and May 31, 2015:

	Fiscal 2016
In Millions	Balance as of May 31, 2015	Net Transfers Out	Net Purchases, Sales Issuances, and Settlements	Net Gain (Loss)	Balance as of May 29, 2016
Pension benefit plan assets:
Equity	$ 542.9	$ —	$ (92.6)	$7.7	$458.0
Real asset investments	498.1	—	(72.8)	(30.3)	395.0
Other investments	0.4	—	—	—	0.4
Fair value activity of level 3 pension plan assets	$1,041.4	$ —	$(165.4)	$(22.6)	$853.4

Postretirement benefit plan assets:
Equity	$ 23.7	$ —	$ (1.2)	$0.9	$23.4
Real asset investments	16.6	—	(1.8)	(1.0)	13.8
Fair value activity of level 3 postretirement benefit plan assets	$ 40.3	$ —	$ (3.0)	$(0.1)	$37.2

	Fiscal 2015
In Millions	Balance as of May 25, 2014	Net Transfers Out	Net Purchases, Sales Issuances, and Settlements	Net Gain (Loss)	Balance as of May 31, 2015
Pension benefit plan assets:
Equity	$ 568.2	$ —	$(61.0)	$ 35.7	$ 542.9
Real asset investments	602.9	—	(18.2)	(86.6)	498.1
Other investments	0.3	—	0.2	(0.1)	0.4
Fair value activity of level 3 pension plan assets	$1,171.4	$ —	$(79.0)	$(51.0)	$1,041.4

Postretirement benefit plan assets:
Equity	$ 21.1	$ —	$ 0.3	$ 2.3	$ 23.7
Real asset investments	17.9	—	0.5	(1.8)	16.6
Fair value activity of level 3 postretirement benefit plan assets	$ 39.0	$ —	$ 0.8	$ 0.5	$ 40.3

The net change in level 3 assets attributable to unrealized losses at May 29, 2016, was $108.2 million for our pension plan assets and $3.2 million for our postretirement benefit plan assets.

Expected Rate of Return on Plan Assets

Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services, and investment managers), and long-term inflation assumptions. We review this assumption annually for each plan; however, our annual investment performance for one particular year does not, by itself, significantly influence our evaluation.

Weighted-average asset allocations for the past two fiscal years for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Fiscal Year		Fiscal Year
	2016	2015	2016	2015

Asset category:
United States equities	30.5%	28.9%	37.2%	38.7%
International equities	19.0	18.4	23.4	24.1
Private equities	8.3	9.5	3.9	4.1
Fixed income	28.6	30.3	29.4	26.3
Real assets	13.6	12.9	6.1	6.8

Total	100.0%	100.0%	100.0%	100.0%

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

Contributions and Future Benefit Payments

We do not expect to be required to make contributions to our defined benefit pension, other postretirement benefit, and postemployment benefit plans in fiscal 2017. Actual fiscal 2017 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2017 to 2026 as follows:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans Gross Payments	Medicare Subsidy Receipts	Postemployment Benefit Plans

2017	$277.7	$ 61.3	$ 4.8	$22.1
2018	287.9	65.5	5.2	20.6
2019	297.1	67.1	5.6	19.2
2020	306.8	68.3	5.2	17.8
2021	316.4	69.2	4.2	17.0
2022-2026	1,731.5	355.2	23.2	75.6

Defined Contribution Plans

The General Mills Savings Plan is a defined contribution plan that covers domestic salaried, hourly, nonunion, and certain union employees. This plan is a 401(k) savings plan that includes a number of investment funds, including a Company stock fund and an Employee Stock Ownership Plan (ESOP). We sponsor another money purchase plan for certain domestic hourly employees with net assets of $21.0 million as of May 29, 2016, and $21.9 million as of May 31, 2015. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $61.2 million in fiscal 2016, $44.0 million in fiscal 2015, and $44.8 million in fiscal 2014.

We match a percentage of employee contributions to the General Mills Savings Plan. The Company match is directed to investment options of the participant’s choosing. The number of shares of our common stock allocated to participants in the ESOP was 6.9 million as of May 29, 2016, and 7.5 million as of May 31, 2015. The ESOP’s only assets are our common stock and temporary cash balances.

The Company stock fund and the ESOP collectively held $711.5 million and $655.6 million of Company common stock as of May 29, 2016 and May 31, 2015, respectively.

NOTE 14. INCOME TAXES

The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2016	2015	2014

Earnings before income taxes and after-tax earnings from joint ventures:
United States	$1,941.4	$1,338.6	$2,181.4
Foreign	462.2	423.3	473.6

Total earnings before income taxes and after-tax earnings from joint ventures	$2,403.6	$1,761.9	$2,655.0

Income taxes:
Currently payable:
Federal	$489.8	$392.7	$526.7
State and local	30.8	29.3	37.8
Foreign	114.0	139.5	146.3

Total current	634.6	561.5	710.8

Deferred:
Federal	123.0	70.3	159.1
State and local	(6.9)	(8.7)	21.3
Foreign	4.5	(36.3)	(7.9)

Total deferred	120.6	25.3	172.5

Total income taxes	$755.2	$586.8	$883.3

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2016	2015	2014

United States statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	0.7	0.7	1.4
Foreign rate differences	(2.2)	(3.1)	(0.1)
Repatriation of foreign earnings	—	4.5	—
Non-deductible goodwill	2.6	—	—
Domestic manufacturing deduction	(2.0)	(2.9)	(2.3)
Other, net (a)	(2.7)	(0.9)	(0.7)
Effective income tax rate	31.4%	33.3%	33.3%

(a)	Fiscal 2016 includes a 0.6 percent tax benefit related to the divestiture of our business in Venezuela. See Note 3 for additional information.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 29, 2016	May 31, 2015

Accrued liabilities	$89.9	$98.0
Compensation and employee benefits	491.5	536.2
Unrealized hedges	—	0.8
Pension	322.0	169.0
Tax credit carryforwards	4.5	5.6
Stock, partnership, and miscellaneous investments	353.6	384.1
Capital losses	14.5	6.1
Net operating losses	97.9	89.3
Other	84.1	74.5

Gross deferred tax assets	1,458.0	1,363.6
Valuation allowance	227.0	215.4

Net deferred tax assets	1,231.0	1,148.2

Brands	1,311.7	1,346.3
Fixed assets	476.3	446.5
Intangible assets	221.8	208.4
Tax lease transactions	48.0	50.8
Inventories	53.0	59.7
Stock, partnership, and miscellaneous investments	476.0	472.5
Unrealized hedges	22.6	—
Other	21.2	14.2

Gross deferred tax liabilities	2,630.6	2,598.4

Net deferred tax liability	$1,399.6	$1,450.2

We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carryforward period to allow us to realize these deferred tax benefits.

Of the total valuation allowance of $227.0 million, the majority relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition in the amount of $167.9 million, $44.1 million relates to various state and foreign loss carryforwards, and $13.0 million relates to various foreign capital loss carryforwards. As of May 29, 2016, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

We have $113.1 million of tax loss carryforwards. Of this amount, $100.5 million is foreign loss carryforwards. The carryforward periods are as follows: $72.6 million do not expire; $4.7 million expire in fiscal 2017 and 2018; and $23.2 million expire in fiscal 2019 and beyond. The remaining $12.6 million are state operating loss carryforwards, the majority of which expire after fiscal 2024.

We have not recognized a deferred tax liability for unremitted earnings of approximately $2.0 billion from our foreign operations because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested. In fiscal 2015, we approved a one-time repatriation of $606.1 million of historical foreign earnings to reduce the economic cost of funding restructuring initiatives and the acquisition of Annie’s. We recorded a discrete tax charge of $78.6 million in fiscal 2015 related to this action. We have previously asserted that our historical foreign earnings are permanently reinvested and will only be repatriated in a tax-neutral manner, and this one-time repatriation does not change this on-going assertion.

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

The Internal Revenue Service (IRS) is currently auditing our federal tax returns for fiscal 2013 and 2014. Several state and foreign examinations are currently in progress. We do not expect these examinations to result in a material impact on our results of operations or financial position.

During fiscal 2014, the IRS concluded its field examination of our federal tax returns for fiscal 2011 and 2012. The audit closure and related adjustments did not have a material impact on our results of operations or financial position. As of May 29, 2016, we have effectively settled all issues with the IRS for fiscal years 2012 and prior.

We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the period of such change.

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2016 and fiscal 2015. Approximately $79 million of this total in fiscal 2016 represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain of the liabilities below would impact deferred taxes if recognized. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

	Fiscal Year
In Millions	2016	2015

Balance, beginning of year	$161.1	$150.9
Tax positions related to current year:
Additions	31.6	34.8
Tax positions related to prior years:
Additions	23.9	17.4
Reductions	(25.7)	(21.8)
Settlements	(4.0)	(12.0)
Lapses in statutes of limitations	(10.4)	(8.2)
Balance, end of year	$176.5	$161.1

As of May 29, 2016, we expect to pay approximately $14.7 million of unrecognized tax benefit liabilities and accrued interest within the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes. The remaining amount of our unrecognized tax liability was classified in other liabilities.

We report accrued interest and penalties related to unrecognized tax benefit liabilities in income tax expense. For fiscal 2016, we recognized a net benefit of $2.7 million of tax-related net interest and penalties, and had $32.1 million of accrued interest and penalties as of May 29, 2016. For fiscal 2015, we recognized a net benefit of $0.2 million of tax-related net interest and penalties, and had $35.2 million of accrued interest and penalties as of May 31, 2015.

NOTE 15. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

The Company’s leases are generally for warehouse space and equipment. Rent expense under all operating leases from continuing operations was $189.1 million, $193.5 million, and $189.0 million in fiscal 2016, 2015, and 2014, respectively.

Some operating leases require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

Noncancelable future lease commitments are:

In Millions	Operating Leases	Capital Leases
2017	$107.9	$0.9
2018	83.5	0.7
2019	67.2	0.6
2020	49.6	0.3
2021	39.6	0.1
After 2021	49.8	0.1

Total noncancelable future lease commitments	$397.6	$2.7

Less: interest		(0.2)

Present value of obligations under capital leases		$2.5

These future lease commitments will be partially offset by estimated future sublease receipts of approximately $1 million. Depreciation on capital leases is recorded as depreciation expense in our results of operations.

As of May 29, 2016, we have issued guarantees and comfort letters of $383.2 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $239.1 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $397.6 million as of May 29, 2016.

NOTE 16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in the consumer foods industry. We have three operating segments by type of customer and geographic region as follows: U.S. Retail, 60.4 percent of our fiscal 2016 consolidated net sales; International, 28.0 percent of our fiscal 2016 consolidated net sales; and Convenience Stores and Foodservice, 11.6 percent of our fiscal 2016 consolidated net sales.

In fiscal 2015, we changed how we assess operating segment performance to exclude the asset and liability remeasurement impact from hyperinflationary economies. This impact is now included in unallocated corporate items. All periods presented have been changed to conform to this presentation.

In fiscal 2015, we realigned certain operating units within our U.S. Retail operating segment. We also changed the name of our Yoplait operating unit to Yogurt and our Big G operating unit to Cereal. Frozen Foods transitioned into Meals and Baking Products. Small Planet Foods transitioned into Snacks, Cereal, and Meals. The Yogurt operating unit was unchanged. We revised the amounts previously reported in the net sales and net sales percentage change by operating unit within our U.S. Retail segment to conform to the new operating unit structure. These realignments had no effect on previously reported consolidated net sales, operating segments’ net sales, operating profit, segment operating profit, net earnings attributable to General Mills, or EPS. In addition, results from the acquired Annie’s business are included in the Meals and Snacks operating units.

Our chief operating decision maker continues to assess performance and make decisions about resources to be allocated to our segments at the U.S. Retail, International, and Convenience Stores and Foodservice operating segment level.

Our U.S. Retail segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, and e-commerce grocery providers operating throughout the United States. Our product categories in this business segment are ready-to-eat cereals, refrigerated yogurt, soup, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including meal kits, granola bars, and cereal.

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

In our Convenience Stores and Foodservice segment our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, frozen meals, unbaked and fully baked frozen dough products, and baking mixes. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

Operating profit for these segments excludes unallocated corporate items, gain on divestitures, and restructuring, impairment, and other exit costs. Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, contributions to the General Mills Foundation, asset and liability remeasurement impact of hyperinflationary economies, restructuring initiative project-related costs, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

Our operating segment results were as follows:

	Fiscal Year
In Millions	2016	2015	2014
Net sales:
U.S. Retail	$10,007.1	$10,507.0	$10,604.9
International	4,632.2	5,128.2	5,385.9
Convenience Stores and Foodservice	1,923.8	1,995.1	1,918.8
Total	$16,563.1	$17,630.3	$17,909.6
Operating profit:
U.S. Retail	$2,179.0	$2,159.3	$2,311.5
International	441.6	522.6	535.1
Convenience Stores and Foodservice	378.9	353.1	307.3
Total segment operating profit	2,999.5	3,035.0	3,153.9
Unallocated corporate items	288.9	413.8	258.4
Divestitures (gain)	(148.2)	—	(65.5)
Restructuring, impairment, and other exit costs	151.4	543.9	3.6
Operating profit	$2,707.4	$2,077.3	$2,957.4

Net sales by class of similar products were as follows:

	Fiscal Year
In Millions	2016	2015	2014

Snacks	$3,297.2	$3,392.0	$3,232.5
Convenient meals	2,779.0	2,810.3	2,844.2
Yogurt	2,760.9	2,938.3	2,964.7
Cereal	2,731.5	2,771.3	2,860.1
Dough	1,820.0	1,877.0	1,890.2
Baking mixes and ingredients	1,704.3	1,867.7	1,996.4
Super-premium ice cream	731.2	769.5	756.6
Vegetables	532.3	937.3	1,014.7
Other	206.7	266.9	350.2
Total	$16,563.1	$17,630.3	$17,909.6

The following table provides financial information by geographic area:

	Fiscal Year
In Millions	2016	2015	2014
Net sales:
United States	$11,930.9	$12,501.8	$12,523.0
Non-United States	4,632.2	5,128.5	5,386.6
Total	$16,563.1	$17,630.3	$17,909.6

In Millions	May 29, 2016	May 31, 2015
Cash and cash equivalents:
United States	$118.5	$22.9
Non-United States	645.2	311.3
Total	$763.7	$334.2

In Millions	May 29, 2016	May 31, 2015
Land, buildings, and equipment:
United States	$2,755.1	$2,727.5
Non-United States	988.5	1,055.8
Total	$3,743.6	$3,783.3

NOTE 17. SUPPLEMENTAL INFORMATION

The components of certain Consolidated Balance Sheet accounts are as follows:

In Millions	May 29, 2016	May 31, 2015
Receivables:
Customers	$1,390.4	$1,412.0
Less allowance for doubtful accounts	(29.6)	(25.3)
Total	$1,360.8	$1,386.7

In Millions	May 29, 2016	May 31, 2015
Inventories:
Raw materials and packaging	$397.3	$390.8
Finished goods	1,163.1	1,268.6
Grain	72.6	95.7
Excess of FIFO over LIFO cost (a)	(219.3)	(214.2)
Total	$1,413.7	$1,540.9

(a)	Inventories of $841.0 million as of May 29, 2016, and $867.5 million as of May 31, 2015, were valued at LIFO. During fiscal 2015, LIFO inventory layers were reduced. Results of operations were not materially affected by these liquidations of LIFO inventory. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

In Millions	May 29, 2016	May 31, 2015
Prepaid expenses and other current assets:
Other receivables	$159.3	$148.8
Prepaid expenses	177.9	169.3
Derivative receivables, primarily commodity-related	44.6	80.9
Grain contracts	1.8	3.3
Miscellaneous	15.4	21.5
Total	$399.0	$423.8

In Millions	May 29, 2016	May 31, 2015
Land, buildings, and equipment:
Land	$92.9	$96.0
Buildings	2,236.0	2,272.7
Buildings under capital lease	0.3	0.3
Equipment	5,945.6	6,091.1
Equipment under capital lease	3.0	9.8
Capitalized software	523.0	499.0
Construction in progress	702.7	622.2
Total land, buildings, and equipment	9,503.5	9,591.1
Less accumulated depreciation	(5,759.9)	(5,807.8)
Total	$3,743.6	$3,783.3

In Millions	May 29, 2016	May 31, 2015
Other assets:
Investments in and advances to joint ventures	$518.9	$530.6
Pension assets	90.9	138.2
Exchangeable note with related party	12.7	30.7
Life insurance	26.3	26.6
Miscellaneous	102.9	85.1
Total	$751.7	$811.2

In Millions	May 29, 2016	May 31, 2015
Other current liabilities:
Accrued trade and consumer promotions	$563.7	$564.7
Accrued payroll	386.4	361.8
Dividends payable	23.8	27.9
Accrued taxes	110.5	20.7
Accrued interest, including interest rate swaps	90.4	91.8
Grain contracts	5.5	7.8
Restructuring and other exit costs reserve	76.6	120.8
Derivative payable	35.6	122.9
Miscellaneous	302.5	271.5
Total	$1,595.0	$1,589.9

In Millions	May 29, 2016	May 31, 2015
Other noncurrent liabilities:
Accrued compensation and benefits, including obligations for underfunded other postretirement benefit and postemployment benefit plans	$1,755.0	$1,451.4
Accrued taxes	204.0	202.5
Miscellaneous	128.6	90.9
Total	$2,087.6	$1,744.8

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2016	2015	2014
Depreciation and amortization	$608.1	$588.3	$585.4
Research and development expense	222.1	229.4	243.6
Advertising and media expense (including production and communication costs)	754.4	823.1	869.5

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2016	2015	2014
Interest expense	$319.6	$335.5	$323.4
Capitalized interest	(7.7)	(6.9)	(4.9)
Interest income	(8.1)	(13.2)	(16.1)
Interest, net	$303.8	$315.4	$302.4

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2016	2015	2014
Cash interest payments	$292.0	$305.3	$288.3
Cash paid for income taxes	533.8	562.6	757.2

NOTE 18. QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for fiscal 2016 and fiscal 2015 follows:

In Millions, Except Per Share Amounts	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$4,207.9	$4,268.4	$4,424.9	$4,712.2	$4,002.4	$4,350.9	$3,927.9	$4,298.8

Gross margin	1,554.6	1,438.7	1,540.6	1,619.1	1,357.5	1,375.9	1,376.8	1,515.5
Net earnings attributable to General Mills	426.6	345.2	529.5	346.1	361.7	343.2	379.6	186.8
EPS:
Basic	$0.71	$0.56	$0.88	$0.58	$0.61	$0.57	$0.63	$0.31
Diluted	$0.69	$0.55	$0.87	$0.56	$0.59	$0.56	$0.62	$0.30
Dividends per share	$0.44	$0.41	$0.44	$0.41	$0.44	$0.41	$0.46	$0.44
Market price of common stock:
High	$59.55	$55.56	$59.23	$53.82	$60.14	$55.11	$65.36	$57.14
Low	$54.36	$50.15	$55.41	$48.86	$54.12	$51.13	$58.85	$51.70

During the fourth quarter of fiscal 2016, we sold our General Mills de Venezuela CA subsidiary to a third party and exited our business in Venezuela. As a result of this transaction, we recorded a pre-tax loss of $37.6 million. In addition, we sold our General Mills Argentina S.A. foodservice business in Argentina to a third party and recorded a pre-tax loss of $14.8 million.

The effective tax rate for the fourth quarter of fiscal 2016 was 19.2 percent, primarily driven by tax credits and the impact of the divestiture of our business in Venezuela.

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

Adjusted average total capital. Notes payable, long-term debt including current portion, redeemable interest, noncontrolling interests, and stockholders’ equity excluding AOCI, and certain after-tax earnings adjustments are used to calculate adjusted return on average total capital. The average is calculated using the average of the beginning of fiscal year and end of fiscal year Consolidated Balance Sheet amounts for these line items.

Adjusted operating profit margin. Operating profit adjusted for certain items affecting year-over-year comparability, divided by net sales.

Adjusted return on average total capital. Net earnings including earnings attributable to redeemable and noncontrolling interests, excluding after-tax net interest, and adjusted for certain items affecting year-over-year comparability, divided by adjusted average total capital.

Average total capital. Notes payable, long-term debt including current portion, redeemable interest, noncontrolling interests, and stockholders’ equity are used to calculate return on average total capital. The average is calculated using the average of the beginning of fiscal year and end of fiscal year Consolidated Balance Sheet amounts for these line items.

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

Free cash flow. Net cash provided by operating activities less purchases of land, buildings, and equipment.

Free cash flow conversion rate. Free cash flow divided by our net earnings, including earnings attributable to redeemable and noncontrolling interests adjusted for certain items affecting year-over-year comparability.

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

OCI. Other comprehensive income (loss).

Operating cash flow conversion rate. Net cash provided by operating activities, divided by net earnings, including earnings attributable to redeemable and noncontrolling interests.

Operating cash flow to debt ratio. Net cash provided by operating activities, divided by the sum of notes payable and long-term debt, including the current portion.

Organic net sales growth. Net sales growth adjusted for foreign currency translation, as well as acquisitions, divestitures, and a 53rd week impact, when applicable.

Project-related costs. Costs incurred related to our restructuring initiatives not included in restructuring charges.

Redeemable interest. Interest of subsidiaries held by a third party that can be redeemed outside of our control and therefore cannot be classified as a noncontrolling interest in equity.

Reporting unit. An operating segment or a business one level below an operating segment.

Return on average total capital. Net earnings including earnings attributable to redeemable and noncontrolling interests, excluding after-tax net interest, divided by average total capital.

Segment operating profit margin. Segment operating profit divided by net sales for the segment.

SKU. Shop keeping unit.

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 29, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 29, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 29, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of May 29, 2016.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ K. J. Powell	/s/ D. L. Mulligan

K. J. Powell	D. L. Mulligan
Chairman of the Board and Chief	Executive Vice President and Chief
Executive Officer	Financial Officer

June 30, 2016

Our independent registered public accounting firm’s attestation report on our internal control over financial reporting is included in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

ITEM 9B	Other Information

None.

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information contained in the sections entitled “Proposal Number 1 — Election of Directors,” “Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding our executive officers is set forth in Item 1 of this report.

The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

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

The information contained in the sections entitled “Executive Compensation,” “Director Compensation,” and “Compensation Risk Assessment” in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information set forth in the sections entitled “Board Independence and Accountability” and “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14	Principal Accounting Fees and Services

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15	Exhibits, Financial Statement Schedules

1.	Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 29, 2016, May 31, 2015, and May 25, 2014.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 29, 2016, May 31, 2015, and May 25, 2014.

Consolidated Balance Sheets as of May 29, 2016 and May 31, 2015.

Consolidated Statements of Cash Flows for the fiscal years ended May 29, 2016, May 31, 2015, and May 25, 2014.

Consolidated Statements of Total Equity and Redeemable Interest for the fiscal years ended May 29, 2016, May 31, 2015, and May 25, 2014.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedule:

For the fiscal years ended May 29, 2016, May 31, 2015, and May 25, 2014:

II – Valuation and Qualifying Accounts

3.	Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

3.2	By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 8, 2016).

4.1	Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank National Association (f/k/a First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).

4.2	First Supplemental Indenture, dated as of May 18, 2009, between the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.1*	2001 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.2*	2005 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.3*	2006 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.4*	2007 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.5*	2009 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.6*	2011 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

10.7*	2011 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.8*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2010).

10.9*	Separation Pay and Benefits Program for Officers (incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2014).

10.10*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.11*	Supplemental Retirement Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.12*	2005 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.13*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.14*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.15*	Executive Survivor Income Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.16*	Aircraft Time Sharing Agreement, dated December 12, 2007, between General Mills Sales, Inc. and Kendall J. Powell (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 14, 2007).

10.17*	Supplemental Benefits Trust Agreement (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.18*	Supplemental Benefits Trust Agreement (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.19*	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 24, 2014)

10.20	Agreements, dated November 29, 1989, by and between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.21	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

10.22	Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).

10.23	Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.24+	Addenda Nos. 4 and 5 to the Protocol of Cereal Partners Worldwide between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.25	Addendum No. 10 to the Protocol of Cereal Partners Worldwide, dated January 1, 2010, among the Registrant, Nestle S.A. and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010).

10.26+	Addendum No. 11 to the Protocol of Cereal Partners Worldwide, dated July 17, 2012, among the Registrant, Nestle S.A., and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2012).

10.27	Five-Year Credit Agreement, dated as of May 18, 2016, among General Mills, Inc., the several financial institutions from time to time party to the agreement and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 18, 2016).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2016 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated Financial Statements; and (vii) Schedule II – Valuation of Qualifying Accounts.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.
+	Confidential information has been omitted from the exhibit and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

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

GENERAL MILLS, INC.

Dated: June 30, 2016	By:	/s/ Jerald A. Young
Name: Jerald A. Young
Title: Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendall J. Powell Kendall J. Powell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2016

/s/ Donal L. Mulligan Donal L. Mulligan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 30, 2016

/s/ Jerald A. Young Jerald A. Young	Vice President, Controller (Principal Accounting Officer)	June 30, 2016

/s/ Bradbury H. Anderson Bradbury H. Anderson	Director	June 30, 2016

/s/ R. Kerry Clark R. Kerry Clark	Director	June 30, 2016

/s/ David M. Cordani David M. Cordani	Director	June 30, 2016

/s/ Paul Danos Paul Danos	Director	June 30, 2016

/s/ Roger W. Ferguson Jr. Roger W. Ferguson Jr.	Director	June 30, 2016

/s/ Henrietta H. Fore Henrietta H. Fore	Director	June 30, 2016

/s/ Maria G. Henry Maria G. Henry	Director	June 30, 2016

/s/ Heidi G. Miller Heidi G. Miller	Director	June 30, 2016

/s/ Steve Odland Steve Odland	Director	June 30, 2016

/s/ Michael D. Rose Michael D. Rose	Director	June 30, 2016

/s/ Robert L. Ryan Robert L. Ryan	Director	June 30, 2016

/s/ Eric D. Sprunk Eric D. Sprunk	Director	June 30, 2016

/s/ Dorothy A. Terrell Dorothy A. Terrell	Director	June 30, 2016

/s/ Jorge A. Uribe Jorge A. Uribe	Director	June 30, 2016

General Mills, Inc. and Subsidiaries

Schedule II—Valuation of Qualifying Accounts

	Fiscal Year
In Millions	2016	2015	2014
Allowance for doubtful accounts:
Balance at beginning of year	$ 25.3	$ 21.0	$ 19.9
Additions charged to expense	21.4	19.8	12.5
Bad debt write-offs	(17.5)	(12.5)	(11.6)
Other adjustments and reclassifications	0.4	(3.0)	0.2
Balance at end of year	$ 29.6	$ 25.3	$ 21.0

Valuation allowance for deferred tax assets:
Balance at beginning of year	$ 215.4	$221.6	$232.8
Additions charged to expense	(1.5)	2.9	0.1
Adjustments due to acquisitions, translation of amounts, and other	13.1	(9.1)	(11.3)
Balance at end of year	$ 227.0	$215.4	$221.6

Reserve for restructuring and other exit charges:
Balance at beginning of year	$ 120.8	$ 3.5	$ 19.5
Additions charged to expense, including translation amounts	70.2	185.1	6.4
Net amounts utilized for restructuring activities	(114.4)	(67.8)	(22.4)
Balance at end of year	$ 76.6	$120.8	$ 3.5

Reserve for LIFO valuation:
Balance at beginning of year	$ 214.2	$216.9	$221.8
Increase (decrease)	5.1	(2.7)	(4.9)

Balance at end of year	$ 219.3	$214.2	$216.9

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2016 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated Financial Statements; and (vii) Schedule II – Valuation of Qualifying Accounts.