Form 10-Q
period 2016-08-28
GENERAL MILLS INC
filed 2016-09-21
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 28, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of September 9, 2016: 591,383,342 (excluding 163,229,986 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 28, 2016	Aug. 30, 2015
Net sales	$3,907.9	$4,207.9

Cost of sales	2,491.0	2,653.3

Selling, general, and administrative expenses	712.2	811.2

Restructuring, impairment, and other exit costs	58.9	60.1

Operating profit	645.8	683.3

Interest, net	73.9	75.3

Earnings before income taxes and after-tax earnings from joint ventures	571.9	608.0

Income taxes	176.6	198.6

After-tax earnings from joint ventures	24.2	25.7

Net earnings, including earnings attributable to redeemable and noncontrolling interests	419.5	435.1

Net earnings attributable to redeemable and noncontrolling interests	10.5	8.5

Net earnings attributable to General Mills	$409.0	$426.6

Earnings per share - basic	$0.68	$0.71

Earnings per share - diluted	$0.67	$0.69

Dividends per share	$0.48	$0.44

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 28, 2016	Aug. 30, 2015
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$419.5	$435.1

Other comprehensive income (loss), net of tax:

Foreign currency translation	80.4	(142.2)

Other fair value changes:

Securities	0.4	(0.1)

Hedge derivatives	15.2	10.3

Reclassification to earnings:

Hedge derivatives	(2.8)	0.7

Amortization of losses and prior service costs	30.6	30.9

Other comprehensive income (loss), net of tax	123.8	(100.4)

Total comprehensive income	543.3	334.7

Comprehensive income attributable to redeemable and noncontrolling interests	6.8	17.6

Comprehensive income attributable to General Mills	$536.5	$317.1

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Aug. 28, 2016	May 29, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$765.7	$763.7
Receivables	1,446.1	1,360.8
Inventories	1,547.5	1,413.7
Prepaid expenses and other current assets	433.7	399.0

Total current assets	4,193.0	3,937.2

Land, buildings, and equipment	3,655.3	3,743.6
Goodwill	8,758.2	8,741.2
Other intangible assets	4,552.2	4,538.6
Other assets	754.4	751.7

Total assets	$21,913.1	$21,712.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,944.8	$2,046.5
Current portion of long-term debt	1,103.4	1,103.4
Notes payable	690.5	269.8
Other current liabilities	1,476.4	1,595.0

Total current liabilities	5,215.1	5,014.7

Long-term debt	7,078.0	7,057.7
Deferred income taxes	1,442.7	1,399.6
Other liabilities	2,047.7	2,087.6

Total liabilities	15,783.5	15,559.6

Redeemable interest	841.0	845.6

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,185.1	1,177.0
Retained earnings	12,734.6	12,616.5
Common stock in treasury, at cost, shares of 160.0 and 157.8	(6,602.2)	(6,326.6)
Accumulated other comprehensive loss	(2,484.7)	(2,612.2)

Total stockholders’ equity	4,908.3	4,930.2

Noncontrolling interests	380.3	376.9

Total equity	5,288.6	5,307.1

Total liabilities and equity	$21,913.1	$21,712.3

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 31, 2015	754.6	$75.5	$1,296.7	(155.9)	$(6,055.6)	$11,990.8	$(2,310.7)	$396.0	$5,392.7	$778.9
Total comprehensive income (loss)						1,697.4	(301.5)	11.2	1,407.1	30.3
Cash dividends declared ($1.78 per share)						(1,071.7)			(1,071.7)
Shares purchased				(10.7)	(606.7)				(606.7)
Stock compensation plans (includes income tax benefits of $94.1)			(46.3)	8.8	335.7				289.4
Unearned compensation related to restricted stock unit awards			(63.3)						(63.3)
Earned compensation			84.8						84.8
Increase in redemption value of redeemable interest			(91.5)						(91.5)	91.5
Acquisition of interest in subsidiary			(3.4)					(1.1)	(4.5)
Distributions to noncontrolling and redeemable interest holders								(29.2)	(29.2)	(55.1)
Balance as of May 29, 2016	754.6	75.5	1,177.0	(157.8)	(6,326.6)	12,616.5	(2,612.2)	376.9	5,307.1	845.6
Total comprehensive income						409.0	127.5	4.6	541.1	2.2
Cash dividends declared ($0.48 per share)						(290.9)			(290.9)
Shares purchased				(5.6)	(399.7)				(399.7)
Stock compensation plans (includes income tax benefits of $53.0)			35.6	3.4	124.1				159.7
Unearned compensation related to restricted stock unit awards			(72.4)						(72.4)
Earned compensation			38.1						38.1
Decrease in redemption value of redeemable interest			6.8						6.8	(6.8)
Distributions to noncontrolling and redeemable interest holders								(1.2)	(1.2)	—
Balance as of Aug. 28, 2016	754.6	$75.5	$1,185.1	(160.0)	$(6,602.2)	$12,734.6	$(2,484.7)	$380.3	$5,288.6	$841.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Three-Month Period Ended
	Aug. 28, 2016	Aug. 30, 2015
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$419.5	$435.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	152.5	143.9
After-tax earnings from joint ventures	(24.2)	(25.7)
Distributions of earnings from joint ventures	26.4	19.1
Stock-based compensation	38.8	31.3
Deferred income taxes	36.0	20.7
Tax benefit on exercised options	(53.0)	(37.4)
Pension and other postretirement benefit plan contributions	(11.3)	(10.6)
Pension and other postretirement benefit plan costs	8.9	29.5
Restructuring, impairment, and other exit costs	56.6	47.5
Changes in current assets and liabilities	(357.1)	(200.2)
Other, net	(4.8)	(22.3)

Net cash provided by operating activities	288.3	430.9

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(153.5)	(147.2)
Investments in affiliates, net	8.1	1.0
Proceeds from disposal of land, buildings, and equipment	0.4	0.4
Exchangeable note	13.0	—
Other, net	4.7	6.7

Net cash used by investing activities	(127.3)	(139.1)

Cash Flows - Financing Activities
Change in notes payable	419.6	211.7
Payment of long-term debt	—	(0.2)
Proceeds from common stock issued on exercised options	63.6	47.7
Tax benefit on exercised options	53.0	37.4
Purchases of common stock for treasury	(399.7)	(152.1)
Dividends paid	(290.9)	(266.5)
Distributions to noncontrolling and redeemable interest holders	(1.2)	(35.0)
Other, net	(0.1)	0.1

Net cash used by financing activities	(155.7)	(156.9)

Effect of exchange rate changes on cash and cash equivalents	(3.3)	(18.5)

Increase in cash and cash equivalents	2.0	116.4
Cash and cash equivalents - beginning of year	763.7	334.2

Cash and cash equivalents - end of period	$765.7	$450.6

Cash Flow from changes in current assets and liabilities:
Receivables	$(81.7)	$(162.6)
Inventories	(122.2)	(275.2)
Prepaid expenses and other current assets	(34.2)	(34.3)
Accounts payable	(49.7)	132.8
Other current liabilities	(69.3)	139.1

Changes in current assets and liabilities	$(357.1)	$(200.2)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended August 28, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2017.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K.

(2) Divestiture

During the second quarter of fiscal 2016, we sold our North American Green Giant product lines for $822.7 million in cash, and we recorded a pre-tax gain of $199.1 million. We received net cash proceeds of $788.0 million after transaction-related costs. After the divestiture we retained a brand intangible asset on our Consolidated Balance Sheets of $30.1 million related to our continued use of the Green Giant brand in certain markets outside of North America.

(3) Restructuring Initiatives

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges related to these activities were as follows:

	Quarter Ended Aug. 28, 2016					Quarter Ended Aug. 30, 2015
In Millions	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total
Restructuring of certain International product lines	$2.3	$33.6	$—	$0.5	$36.4	$—	$—	$—	$—	$—
Closure of Vineland, New Jersey plant	12.4	—	7.0	1.5	20.9	—	—	—	—	—
Project Compass	—	—	0.2	0.8	1.0	44.9	—	—	6.6	51.5
Project Century	0.3	3.1	9.2	1.6	14.2	2.3	2.4	21.4	4.1	30.2
Project Catalyst	—	—	—	—	—	0.2	—	—	—	0.2
Total	$15.0	$36.7	$16.4	$4.4	$72.5	$47.4	$2.4	$21.4	$10.7	$81.9

In the first quarter of fiscal 2017, we announced a plan to restructure certain product lines in our International segment. To eliminate excess capacity, we will close our snacks manufacturing facility in Marília, Brazil and cease production operations for meals and snacks at our facility in São Bernardo do Campo, Brazil. We will also cease production of certain underperforming snack products at our facility in Nanjing, China. These and other actions, which are subject to appropriate consultation with employees and their representatives where required by law or practice, will affect approximately 420 positions in our Brazilian operations and approximately 440 positions in our

Greater China operations. In the first quarter of fiscal 2017, we recorded $36.4 million of these charges, including $2.3 million of severance charges and $33.6 million of impairment charges to write down assets to their net realizable value. We expect these actions to be completed by the end of fiscal 2017 with total charges of approximately $43 million, of which approximately $8 million will be cash.

In the first quarter of fiscal 2017, we approved a plan to close our Vineland, New Jersey facility to eliminate excess soup capacity in our U.S. Retail Segment supply chain. This action will affect approximately 370 positions, and we recorded a charge of $20.9 million, including $12.4 million of severance charges and $7.0 million of accelerated depreciation in the first quarter of fiscal 2017. We expect to record approximately $27 million of additional expense in fiscal 2017, primarily accelerated depreciation. We expect this action to be completed by the end of fiscal 2019 with total charges of approximately $66 million, of which approximately $23 million will be cash.

In the first quarter of fiscal 2016, we approved Project Compass, a restructuring plan designed to enable our International segment to accelerate long-term growth through increased organizational effectiveness and reduced administrative expense. In connection with this project, we expect to eliminate approximately 725 to 775 positions. We expect to incur approximately $60 million of net expenses, all of which will be cash. We recorded $1.0 million of restructuring charges in the first quarter of fiscal 2017 and $51.5 million of restructuring charges in the first quarter of fiscal 2016 relating to this action, which we expect to be completed by the end of fiscal 2017.

Project Century (Century) began in fiscal 2015 and is a review of our manufacturing and distribution network to streamline operations and identify potential capacity reductions. As part of Century, in the first quarter of fiscal 2016, we approved a restructuring plan to close our cereal and dry dinner manufacturing plant in West Chicago, Illinois in our U.S. Retail segment supply chain. This action will affect approximately 500 positions, and we expect to incur approximately $117 million of net expenses relating to this action, of which approximately $53 million will be cash. We recorded $7.4 million of restructuring charges in the first quarter of fiscal 2017 relating to this action. We expect this action to be completed by the end of fiscal 2019.

As part of Century, in the first quarter of fiscal 2016, we approved a restructuring plan to close our snacks manufacturing facility in Joplin, Missouri in our U.S. Retail segment supply chain. This action affected approximately 120 positions, and we incurred $6.3 million of net expenses relating to this action including $4.9 million in the first quarter of fiscal 2016, of which less than $1 million was cash. This action was completed in fiscal 2016.

In addition, we recorded restructuring charges of $6.8 million in the first quarter of fiscal 2017 and $25.3 million in first quarter of fiscal 2016 relating to other Century actions previously announced.

We paid $15.9 million in cash relating to restructuring initiatives in the first quarter of fiscal 2017 and $34.3 million in first quarter of fiscal 2016.

In addition to restructuring charges, we recorded $13.8 million of project-related costs in cost of sales in the first quarter of fiscal 2017 and $13.1 million in the first quarter of 2016. We paid $16.7 million in cash in the first quarter of fiscal 2017 and $12.2 million in the same period of fiscal 2016 for project-related costs. We expect to incur approximately $38 million of project-related costs in future periods related to our restructuring initiatives.

Restructuring charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended
In Millions	Aug. 28, 2016	Aug. 30, 2015
Cost of sales	$13.6	$21.8
Restructuring, impairment, and other exit costs	58.9	60.1
Total restructuring charges	72.5	81.9

Project-related costs classified in cost of sales	$13.8	$13.1

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 29, 2016	$73.6	$1.5	$1.5	$76.6
Fiscal 2017 charges, including foreign currency translation	14.9	—	0.8	15.7
Utilized in fiscal 2017	(19.8)	(0.6)	(0.1)	(20.5)
Reserve balance as of Aug. 28, 2016	$68.7	$0.9	$2.2	$71.8

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Aug. 28, 2016	May 29, 2016
Goodwill	$8,758.2	$8,741.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,165.7	4,147.5
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	538.4	536.9
Less accumulated amortization	(151.9)	(145.8)
Intangible assets subject to amortization, net	386.5	391.1
Other intangible assets	4,552.2	4,538.6
Total	$13,310.4	$13,279.8

Based on the carrying value of finite-lived intangible assets as of August 28, 2016, annual amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

The changes in the carrying amount of goodwill during fiscal 2017 were as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice	Joint Ventures	Total
Balance as of May 29, 2016	$6,292.9	$1,121.0	$921.1	$406.2	$8,741.2
Other activity, primarily foreign currency translation	—	14.1	—	2.9	17.0
Balance as of Aug. 28, 2016	$6,292.9	$1,135.1	$921.1	$409.1	$8,758.2

The changes in the carrying amount of other intangible assets during fiscal 2017 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 29, 2016	$3,211.7	$1,263.9	$63.0	$4,538.6
Other activity, primarily foreign currency translation	(0.9)	13.6	0.9	13.6
Balance as of Aug. 28, 2016	$3,210.8	$1,277.5	$63.9	$4,552.2

As of our fiscal 2016 annual goodwill and indefinite-lived intangible asset impairment assessment date, there was no impairment of any of our goodwill or indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values, except for the Mountain High and Uncle Toby’s brand assets. The excess fair value above the carrying value of these brand assets is as follows:

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Mountain High	$35.4	20%
Uncle Toby’s	$52.2	11%

Our strategies for fiscal 2017 and fiscal 2018 will focus our investments on our brands and platforms with the strongest profitable growth potential. As a result, certain parts of our U.S. Retail segment could experience reduced future sales projections. We performed a sensitivity analysis for certain brand intangible assets and determined that, while not impaired as of May 29, 2016, the Progresso and Food Should Taste Good brands had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

(5) Inventories

The components of inventories were as follows:

In Millions	Aug. 28, 2016	May 29, 2016
Raw materials and packaging	$423.5	$397.3
Finished goods	1,277.2	1,163.1
Grain	63.0	72.6
Excess of FIFO over LIFO cost	(216.2)	(219.3)
Total	$1,547.5	$1,413.7

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

Although we do not meet the criteria for cash flow hedge accounting, we believe that these instruments are effective in achieving our objective of providing certainty in the future price of commodities purchased for use in our supply chain. Accordingly, for purposes of measuring segment operating performance, certain gains and losses are reported in unallocated corporate items outside of segment operating results until such time that the exposure we are managing affects earnings. At that time we reclassify the gain or loss from unallocated corporate items to segment operating profit, allowing our operating segments to realize the economic effects of the derivative without experiencing the resulting mark-to-market volatility, which remains in unallocated corporate items.

Unallocated corporate items for the quarters ended August 28, 2016, and August 30, 2015 included:

	Quarter Ended
In Millions	Aug. 28, 2016	Aug. 30, 2015
Net loss on mark-to-market valuation of certain commodity positions	$(18.9)	$(22.3)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	9.3	26.9
Net mark-to-market revaluation of certain grain inventories	(7.0)	(1.9)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(16.6)	$2.7

As of August 28, 2016, the net notional value of commodity derivatives was $190.4 million, of which $46.0 million related to energy inputs and $144.4 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

In advance of planned debt financing, during the third quarter of fiscal 2016 and the first quarter of fiscal 2017, we entered into $400 million and $100 million of treasury locks, respectively, with an average fixed rate of 2.0 percent due February 15, 2017.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of August 28, 2016, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of August 28, 2016, $554.9 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Aug. 28, 2016	May 29, 2016
U.S. commercial paper	$411.0	$—
Financial institutions	279.5	269.8
Total	$690.5	$269.8

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 28, 2016:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2021	$2.7	—
June 2019	0.2	$0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.4	0.1
Total committed and uncommitted credit facilities	$3.3	$0.2

In fiscal 2016, we entered into a $2.7 billion fee-paid committed credit facility that is scheduled to expire in May 2021. Concurrent with the execution of this credit facility, we terminated our $1.7 billion and $1.0 billion credit facilities.

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of August 28, 2016.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $8,770.2 million and $8,181.4 million, respectively, as of August 28, 2016. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In January 2016, we issued €500.0 million principal amount of floating-rate notes due January 15, 2020. Interest on the notes is payable quarterly in arrears. We may redeem the notes if certain tax laws change and we would be obligated to pay additional amounts on the notes. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to repay a portion of our maturing long-term debt.

In January 2016, we repaid $250 million of 0.875 percent fixed-rate notes and $750 million of floating-rate notes.

Certain of our long-term debt agreements contain restrictive covenants. As of August 28, 2016, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of August 28, 2016, the redemption value of the euro-denominated redeemable interest was $841.0 million.

A subsidiary of Yoplait SAS has entered into an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $62.0 million for the quarter ended August 28, 2016 and $71.5 million for the quarter ended August 30, 2015.

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

Our noncontrolling interests contain restrictive covenants. As of August 28, 2016, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Aug. 28, 2016					Aug. 30, 2015
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$409.0	$1.8	$8.7			$426.6	$2.6	$5.9
Other comprehensive income (loss):
Foreign currency translation	$86.6	$—	86.6	2.8	(9.0)	$(149.9)	$—	(149.9)	5.3	2.4
Other fair value changes:
Securities	0.6	(0.2)	0.4	—	—	(0.1)	—	(0.1)	—	—
Hedge derivatives	10.2	1.9	12.1	—	3.1	13.2	(3.1)	10.1	—	0.2
Reclassification to earnings:
Hedge derivatives (a)	(1.6)	(0.6)	(2.2)	—	(0.6)	(1.1)	0.6	(0.5)	—	1.2
Amortization of losses and prior service costs (b)	49.4	(18.8)	30.6	—	—	49.7	(18.8)	30.9	—	—
Other comprehensive income (loss):	$145.2	$(17.7)	127.5	2.8	(6.5)	$(88.2)	$(21.3)	(109.5)	5.3	3.8
Total comprehensive income			$536.5	$4.6	$2.2			$317.1	$7.9	$9.7

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Aug. 28, 2016	May 29, 2016
Foreign currency translation adjustments	$(557.6)	$(644.2)
Unrealized gain (loss) from:
Securities	4.2	3.8
Hedge derivatives	(15.6)	(25.5)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,928.1)	(1,958.2)
Prior service costs	12.4	11.9
Accumulated other comprehensive loss	$(2,484.7)	$(2,612.2)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, restricted stock units, and performance awards, may be granted to employees and non-employee directors. These programs and related accounting are described in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
In Millions	Aug. 28, 2016	Aug. 30, 2015
Compensation expense related to stock-based payments	$39.0	$32.9

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2016.

As of August 28, 2016, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance award units was $151.4 million. This expense will be recognized over 25 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
In Millions	Aug. 28, 2016	Aug. 30, 2015
Net cash proceeds	$63.6	$47.7
Intrinsic value of options exercised	$114.3	$82.2

We estimate the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 28, 2016	Aug. 30, 2015
Estimated fair values of stock options granted	$8.80	$7.24
Assumptions:
Risk-free interest rate	1.7%	2.4%
Expected term	8.5 years	8.5 years
Expected volatility	17.8%	17.6%
Dividend yield	2.9%	3.2%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 29, 2016	32,401.6	$37.09
Granted	2,446.0	66.52
Exercised	(2,847.6)	30.29
Forfeited or expired	(29.0)	54.44
Outstanding as of Aug. 28, 2016	31,971.0	$39.93	4.78	$989.0
Exercisable as of Aug. 28, 2016	22,897.1	$33.56	3.37	$854.3

Information on restricted stock and performance share unit activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 29, 2016	5,100.4	$48.60	211.4	$48.37
Granted	1,242.5	67.44	49.5	66.94
Vested	(1,254.8)	38.72	(87.6)	38.64
Forfeited	(94.4)	53.75	(2.8)	55.96
Exercisable as of Aug. 28, 2016	4,993.7	$55.67	170.5	$56.04

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Quarter Ended
In Millions	Aug. 28, 2016	Aug. 30, 2015
Total grant-date fair value	$52.4	$79.8

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
In Millions, Except per Share Data	Aug. 28, 2016	Aug. 30, 2015
Net earnings attributable to General Mills	$409.0	$426.6

Average number of common shares - basic EPS	600.0	601.7
Incremental share effect from: (a)
Stock options	9.5	10.4
Restricted stock, restricted stock units, and other	2.9	3.4
Average number of common shares - diluted EPS	612.4	615.5

Earnings per share - basic	$0.68	$0.71
Earnings per share - diluted	$0.67	$0.69

(a)	Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended
In Millions	Aug. 28, 2016	Aug. 30, 2015
Anti-dilutive stock options, restricted stock units, and performance share units	1.2	2.4

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended
In Millions	Aug. 28, 2016	Aug. 30, 2015
Shares of common stock	5.6	2.7
Aggregate purchase price	$399.7	$152.1

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Three-Month Period Ended
In Millions	Aug. 28, 2016	Aug. 30, 2015
Net cash interest payments	$120.8	$123.4
Net income tax payments	$48.9	$9.7

(14) Retirement and Postemployment Benefits

Beginning in fiscal 2017, we changed the method used to estimate the service and interest cost components of the net periodic benefit expense for our U.S. and most of our international defined benefit pension, other postretirement benefit and postemployment benefit plans. We adopted a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. This method provides a more precise measurement of service and interest costs by correlating the timing of the plans’ liability cash flows to the corresponding rate on the yield curve. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. This change does not affect the measurement of our benefit obligations related to these plans. We have accounted for this change prospectively as a change in accounting estimate beginning in the first quarter of fiscal 2017. The change in methodology resulted in a decrease in service and interest cost of approximately $17 million in the three months ended August 28, 2016 compared to what our costs would have been under the previous method. We expect this change to result in a reduction in our service and interest cost of approximately $68 million for fiscal 2017 compared to our previous method. The fiscal 2017 reduction in our net periodic benefit expense as a result of this change in methodology is partially offset by a reduction in our weighted-average expected rate of return on plan assets for our principal defined benefit pension and other postretirement plans in the United States to 8.25 percent as a result of asset changes that decreased investment risk in the portfolio.

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 28, 2016	Aug. 30, 2015	Aug. 28, 2016	Aug. 30, 2015	Aug. 28, 2016	Aug. 30, 2015
Service cost	$30.0	$33.7	$3.1	$4.8	$2.2	$1.9
Interest cost	54.2	67.0	8.1	11.0	0.7	1.0
Expected return on plan assets	(121.8)	(124.3)	(12.1)	(11.6)	—	—
Amortization of losses	47.4	47.4	0.6	1.7	0.4	0.2
Amortization of prior service costs (credits)	0.6	1.2	(1.3)	(1.4)	0.2	0.6
Other adjustments	—	—	—	—	3.4	3.2
Settlement or curtailment losses	1.5	—	—		—	—
Net expense (income)	$11.9	$25.0	$(1.6)	$4.5	$6.9	$6.9

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

In our Convenience Stores and Foodservice segment, our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, frozen meals, unbaked and fully baked frozen dough products, and baking mixes. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries. Substantially all of this segment’s operations are located in the United States.

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

Our operating segment results were as follows:

	Quarter Ended
In Millions	Aug. 28, 2016	Aug. 30, 2015
Net sales:
U.S. Retail	$2,331.8	$2,531.2
International	1,129.8	1,199.0
Convenience Stores and Foodservice	446.3	477.7
Total	$3,907.9	$4,207.9
Operating profit:
U.S. Retail	$594.4	$629.7
International	100.0	117.0
Convenience Stores and Foodservice	92.7	79.8
Total segment operating profit	787.1	826.5
Unallocated corporate items	82.4	83.1
Restructuring, impairment, and other exit costs	58.9	60.1
Operating profit	$645.8	$683.3

(16) New Accounting Pronouncements

In the first quarter of fiscal 2017, we adopted new accounting requirements for the presentation of certain investments using the net asset value, providing a practical expedient to exclude such investments from categorization within the fair value hierarchy and separate disclosure. The adoption of this guidance did not impact our results of operations or financial position.

In the first quarter of fiscal 2017, we adopted new accounting requirements which permit reporting entities with a fiscal year-end that does not coincide with a month-end to apply a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply such practical expedient consistently to all plans. The adoption of this guidance is not expected to have a material impact on our results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016 for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in the “Glossary” section below.

CONSOLIDATED RESULTS OF OPERATIONS

In the first quarter of fiscal 2017, our operating results were impacted by a difficult macro environment, comparisons to last year’s first quarter which had relatively high growth in several key measures, and challenging net sales performance in certain U.S. businesses. Operating profit margin expanded 30 basis points compared to the first quarter of fiscal 2016, and adjusted operating profit margin expansion reflected good progress toward our fiscal 2017 full year goal of 18.3 percent, driven by our productivity and cost-savings initiatives.

A summary of our consolidated financial results for the first quarter of fiscal 2017 follows:

Quarter Ended Aug. 28, 2016	In millions, except per share	Quarter Ended Aug. 28, 2016 vs. Aug. 30, 2015	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$3,907.9	(7)%
Operating profit	645.8	(6)%	16%
Net earnings attributable to General Mills	409.0	(4)%
Diluted earnings per share	$0.67	(3)%

Organic net sales growth rate (a)		(4)%
Total segment operating profit (a)	787.1	(5)%		(4)%
Adjusted operating profit margin (a)			19%
Diluted earnings per share, excluding certain items affecting comparability (a)	$0.78	(1)%		(1)%

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Quarter Ended
	Aug. 28, 2016	Aug. 28, 2016 vs Aug. 30, 2015	Aug. 30, 2015
Net sales (in millions)	$3,907.9	(7) %	$4,207.9

Contributions from volume growth (a)		(8) pts
Net price realization and mix		2 pts
Foreign currency exchange		(1) pt

(a)	Measured in tons based on the stated weight of our product shipments.

The 7 percent decline in net sales primarily reflected lower organic net sales, the divestiture of the North American Green Giant product lines (Green Giant), and the impact of foreign currency exchange.

Organic net sales declined 4 percent with increases in U.S. natural and organic brands and emerging markets more than offset by declines in Foundation businesses and the U.S. yogurt business. To improve comparability of results from period to period, organic net sales exclude the impacts of foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week of results, when applicable.

Components of organic net sales growth are shown in the following table:

Quarter Ended Aug. 28, 2016 vs. Quarter Ended Aug. 30, 2015
Contributions from organic volume growth (a)	(6)	pts
Organic net price realization and mix	2	pts

Organic net sales growth	(4)	pts
Foreign currency exchange	(1)	pt
Acquisitions and divestitures (b)	(2)	pts
Net sales growth	(7)	pts

(a)	Measured in tons based on the stated weight of our product shipments.

(b)	Primarily the Green Giant divestiture in fiscal 2016.

Cost of sales decreased $162 million from the first quarter of fiscal 2016 to $2,491 million. The decrease included a $211 million decrease attributable to lower volume and a $36 million increase attributable to product rate and mix. The impact from both volume and product rate and mix included the effects of the divestiture of Green Giant. We recorded a $17 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the first quarter of fiscal 2017 compared to a net decrease of $3 million in the first quarter of fiscal 2016. We recorded $14 million of restructuring charges in cost of sales in the first quarter of fiscal 2017 compared to $22 million in the same period last year. We also recorded $14 million of restructuring initiative project-related costs in the first quarter of fiscal 2017 compared to $13 million in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Selling, general, and administrative (SG&A) expenses decreased $99 million to $712 million in the first quarter of fiscal 2017 compared to the same period in fiscal 2016. The decrease in SG&A expenses primarily reflects a 24 percentage point decrease in media and advertising expense, and savings from Project Catalyst, Project Compass, and our other cost management initiatives. SG&A expenses as a percent of net sales in the first quarter of fiscal 2017 decreased 110 basis points compared with the first quarter of fiscal 2016.

Restructuring, impairment, and other exit costs totaled $59 million in the first quarter of fiscal 2017 compared to $60 million in the same period last year.

Total charges associated with our current restructuring initiatives were as follows:

	As Reported
	Quarter Ended				Fiscal 2016 and 2015		Estimated
	Aug. 28, 2016		Aug. 30, 2015		Total		Future		Total
In Millions	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Savings (b)
Restructuring of certain International product lines	$36.4	$3.3	$—	$—	$—	$—	$7	$5	$43	$8
Closure of Vineland, New Jersey plant	20.9	—	—	—	—	—	45	23	66	23
Project Compass	1.0	4.3	51.5	8.6	54.7	36.1	4	20	60	60
Project Century	14.2	7.6	30.2	5.8	364.4	46.1	55	105	434	159
Project Catalyst	—	(0.4)	0.2	19.7	140.9	92.8	—	26	141	118
Combination of certain operational facilities	—	1.1	—	0.2	13.9	11.0	1	—	15	12
Total restructuring charges (a)	72.5	15.9	81.9	34.3	573.9	186.0	112	179	759	380
Project-related costs	13.8	16.7	13.1	12.2	70.7	64.2	38	41	122	122
Restructuring charges and project-related costs	$86.3	$32.6	$95.0	$46.5	$644.6	$250.2	$150	$220	$881	$502	$620

(a)	Includes $13.6 million of restructuring charges recorded in cost of sales in fiscal 2017 and $21.8 million in fiscal 2016.

(b)	Cumulative annual savings targeted by fiscal 2018, including savings from restructuring initiatives approved in the first quarter of fiscal 2017. Also includes SG&A cost reduction projects.

For further information on these restructuring initiatives, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the first quarter of fiscal 2017 totaled $74 million, down $1 million from fiscal 2016, driven primarily by lower average debt balances, partially offset by changes in the mix of debt.

The effective tax rate for the first quarter of fiscal 2017 was 30.9 percent compared to 32.7 percent for the first quarter of fiscal 2016. The 1.8 percentage point decrease was primarily due to discrete state tax benefits and favorable impacts of U.S. federal legislation passed during the third quarter of fiscal 2016. Our effective tax rate excluding certain items affecting comparability was 31.4 percent in the first quarter of fiscal 2017 compared to 32.3 percent in the first quarter of fiscal 2016 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures for the first quarter of fiscal 2017 decreased 6 percent to $24 million compared to $26 million in the same quarter last fiscal year. The decline was primarily driven by unfavorable cost of sales mix and net price realization and mix at Cereal Partners Worldwide (CPW), partially offset by lower marketing spending for Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures decreased 10 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The change in net sales for each joint venture is set forth in the following table:

	Quarter Ended Aug. 28, 2016
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
CPW	(5)%	(6) pts	1%
HDJ	19	19	Flat
Joint Ventures	(1)%	(2) pts	1%

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Aug. 28, 2016 vs. Quarter Ended Aug. 30, 2015	CPW		HDJ
Contributions from volume growth (a)	2	pts	(1)	pt
Net price realization and mix	(1)	pt	1	pt
Foreign currency exchange	(6)	pts	19	pts
Net sales growth	(5)	pts	19	pts

(a)	Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding decreased by 3 million in the first quarter of fiscal 2017 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

SEGMENT OPERATING RESULTS

Our businesses are organized into three operating segments: U.S. Retail; International; and Convenience Stores and Foodservice.

U.S. Retail Segment Results

U.S. Retail net sales were as follows:

Quarter Ended
	Aug. 28, 2016	Aug. 28, 2016 vs Aug. 30, 2015	Aug. 30, 2015
Net sales (in millions)	$2,331.8	(8) %	$2,531.2

Contributions from volume growth (a)		(12) pts
Net price realization and mix		4 pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 8 percent decrease in U.S. Retail net sales was driven by declines in the Meals, Yogurt, Cereal and Baking Products operating units, partially offset by growth in the Snacks operating unit. The decline in net sales also includes the impact of the Green Giant divestiture from the Meals operating unit in fiscal 2016.

The components of U.S. Retail organic net sales growth are shown in the following table:

Quarter Ended Aug. 28, 2016 vs. Quarter Ended Aug. 30, 2015
Contributions from organic volume growth (a)	(7)pts
Organic net price realization and mix	2pts

Organic net sales growth	(5)pts
Acquisitions and divestitures (b)	(3)pts
Net sales growth	(8)pts

(a)	Measured in tons based on the stated weight of our product shipments.

(b)	Primarily the Green Giant divestiture in fiscal 2016.

U.S. Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended
Aug. 28, 2016
Meals	(19)%
Yogurt	(15)
Cereal	(4)
Baking Products	(4)
Snacks	2
Total	(8)%

Segment operating profit decreased 6 percent to $594 million in the first quarter of fiscal 2017 compared to $630 million in the same period of fiscal 2016, primarily driven by higher input costs and the impact of the Green Giant divestiture, partially offset by a decrease in SG&A expenses, including a decrease in media and advertising expense.

International Segment Results

International net sales were as follows:

Quarter Ended
	Aug. 28, 2016	Aug. 28, 2016 vs. Aug. 30, 2015	Aug. 30, 2015
Net sales (in millions)	$1,129.8	(6) %	$1,199.0

Contributions from volume growth (a)		(4) pts
Net price realization and mix		2 pts
Foreign currency exchange		(4) pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 6 percent decline in International net sales was driven by declines in all regions, including the impact of foreign currency exchange. On a constant-currency basis, net sales declines in the Europe and Canada regions were partially offset by increases in the Latin America and Asia/Pacific regions. The decline in net sales also includes the impact of the Green Giant divestiture from the Canada region in fiscal 2016.

The components of International organic net sales growth are shown in the following table:

Quarter Ended Aug. 28, 2016 vs.
Quarter Ended Aug. 30, 2015
Contributions from organic volume growth (a)	(4)	pts
Organic net price realization and mix	3	pts

Organic net sales growth	(1)	pt
Foreign currency exchange	(4)	pts
Acquisitions and divestitures (b)	(1)	pt
Net sales growth	(6)	pts

(a)	Measured in tons based on the stated weight of our product shipments.

(b)	Primarily the Green Giant divestiture in fiscal 2016.

International net sales percentage change by region are shown in the following tables:

	Quarter Ended Aug. 28, 2016
	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant- Currency Basis (a)
Europe	(9)%	(6)%
Canada	(4)	(2)
Latin America	(4)	3
Asia/Pacific	(3)	1
Total	(6)%	(2)%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

Segment operating profit decreased 14 percent to $100 million in the first quarter of fiscal 2017 compared to $117 million in the same period of fiscal 2016, primarily driven by currency-driven inflation on imported products in certain markets and the impact of the Green Giant divestiture, partially offset by a decrease in SG&A expenses, including a decrease in media and advertising expense. International segment operating profit decreased 11 percent on a constant-currency basis in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 (see the “Non-GAAP Measures” section below for our use of this measure).

Convenience Stores and Foodservice Segment Results

Convenience Stores and Foodservice net sales were as follows:

Quarter Ended
	Aug. 28, 2016	Aug. 28, 2016 vs Aug. 30, 2015	Aug. 30, 2015
Net sales (in millions)	$446.3	(7) %	$477.7

Contributions from volume growth (a)		(2) pts
Net price realization and mix		(5) pts
Foreign currency exchange		NM

(a)	Measured in tons based on the stated weight of our product shipments.

The 7 percent decline in Convenience Stores and Foodservice net sales was primarily due to market index pricing on bakery flour.

The components of Convenience Stores and Foodservice organic net sales growth are shown in the following table:

Quarter Ended Aug. 28, 2016 vs.
Quarter Ended Aug. 30, 2015
Contributions from organic volume growth (a)	(2)pts
Organic net price realization and mix	(5)pts

Organic net sales growth	(7)pts
Foreign currency exchange	NM
Acquisitions and divestitures	NM
Net sales growth	(7)pts

(a)	Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 16 percent to $93 million in the first quarter of fiscal 2017 compared to $80 million in the first quarter of fiscal 2016, primarily driven by lower input costs, including higher grain merchandising earnings.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $82 million in the first quarter of fiscal 2017 compared to $83 million in the same period in fiscal 2016. In the first quarter of fiscal 2017, we recorded $14 million of restructuring charges and $14 million of restructuring initiative project-related costs in cost of sales compared to $22 million of restructuring charges and $13 million of restructuring initiative project-related costs in cost of sales in the same period last year. In addition, we recorded a $17 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the first quarter of fiscal 2017 compared to a $3 million net decrease in expense in the same period last year.

LIQUIDITY

During the three-month period ended August 28, 2016, cash provided by operations was $288 million compared to $431 million in the same period last year. The $143 million decrease is primarily due to a $157 million change in current assets and current liabilities. The $157 million change in current assets and liabilities is primarily due to changes in timing of accounts payable and changes in other current liabilities, which was largely driven by changes in trade and advertising accruals and income taxes payable. These decreases in operating cash flow were partially offset by lower levels of inventory build in the first quarter of fiscal 2017 compared to the same period last year.

Cash used by investing activities during the three-month period ended August 28, 2016, was $127 million, compared to a cash use of $139 million in the same period in fiscal 2016. Investments of $154 million in land, buildings, and equipment in the first three months of fiscal 2016 were $6 million higher than the same period a year ago. In addition, we received the final payment of $13 million from Sodiaal International (Sodiaal) in the first quarter of 2017 to fully repay the exchangeable note we purchased in fiscal 2012.

Cash used by financing activities during the three-month period ended August 28, 2016, was $156 million compared to $157 million in the same period last year. We had $420 million of net debt payments in the first three months of fiscal 2017 compared to $212 million of net debt payments in the same period a year ago. We paid $400 million in cash to repurchase common stock and paid $291 million of dividends in the first three months of fiscal 2017 compared to $152 million and $266 million, respectively, in the same period last year.

As of August 28, 2016, we had $735 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and potential acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate historical earnings from foreign jurisdictions, we intend to do so only in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Aug. 28, 2016	May 29, 2016
Notes payable	$690.5	$269.8
Current portion of long-term debt	1,103.4	1,103.4
Long-term debt	7,078.0	7,057.7
Total debt	8,871.9	8,430.9
Redeemable interest	841.0	845.6
Noncontrolling interests	380.3	376.9
Stockholders’ equity	4,908.3	4,930.2
Total capital	$15,001.5	$14,583.6

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 28, 2016:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2021	$2.7	—
June 2019	0.2	$0.1

Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.4	0.1
Total committed and uncommitted credit facilities	$3.3	$0.2

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

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of August 28, 2016, we recorded Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and the redemption value of its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before

December 2024. As of August 28, 2016, the redemption value of the redeemable interest was $841 million, which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of August 28, 2016, we were in compliance with all of these covenants.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the first quarter of fiscal 2017.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016. The accounting policies used in preparing our interim fiscal 2017 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of August 28, 2016, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016, except as described in Note 14 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Our strategies for fiscal 2017 and fiscal 2018 will focus our investments on our brands and platforms with the strongest profitable growth potential. As a result, certain parts of our U.S. Retail segment could experience reduced future sales projections. We performed a sensitivity analysis for certain brand intangible assets and determined that, while not impaired as of May 29, 2016, the Progresso and Food Should Taste Good brands had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

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

For each of these non-GAAP financial measures, we are providing below a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure, an explanation of why we believe the non-GAAP measure provides useful information to investors and any additional purposes for which we use the non-GAAP measure. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure.

Organic Net Sales Growth Rates

This measure is used in reporting to our executive management and as a component of the Board of Directors’ measurement of our performance for incentive compensation purposes. We provide organic net sales growth rates for our consolidated net sales and segment net sales. We believe that organic net sales growth rates provide useful information to investors because they provide transparency to underlying performance in our net sales by excluding the effect that foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week, when applicable, have on year-to-year comparability. A reconciliation of these measures to reported net sales growth rates, the relevant GAAP measures, are included in our Consolidated Results of Operations and Segment Operating Results discussions in the MD&A above.

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

Constant-currency total segment operating profit growth is calculated as follows:

	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Segment Operating Profit on a Constant-Currency Basis
Quarter Ended Aug. 28, 2016	(5)%	(1	)pt	(4)%

Adjusted Operating Profit as a Percent of Net Sales (Adjusted Operating Profit Margin) Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing our operating profit margin on a comparable basis. The adjustments are either items resulting from infrequently occurring events or items that, in management’s judgment, significantly affect the year-over-year assessment of operating results.

Quarter Ended Aug. 28, 2016		Percent of Net Sales
Operating profit as reported	$645.8	16.5%
Mark-to-market effects (a)	16.6	0.4%
Restructuring charges (b)	72.5	1.9%
Project-related costs (b)	13.8	0.4%

Adjusted operating profit	$748.7	19.2%

(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Quarter Ended
Per Share Data	Aug. 28, 2016	Aug. 30, 2015	Change
Diluted earnings per share, as reported	$0.67	$0.69	(3)%
Mark-to-market effects (a)	0.02	—
Restructuring costs (b)	0.08	0.09
Project-related costs (b)	0.01	0.01

Diluted earnings per share, excluding certain items affecting comparability	$0.78	$0.79	(1)%

Foreign currency exchange impact			Flat
Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			(1)%

(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

After-tax earnings from joint ventures growth rate on a constant-currency basis is calculated as follows:

	Percentage Change in After- tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange	Percentage Change in After- tax Earnings from Joint Ventures on Constant- Currency Basis
Quarter Ended Aug. 28, 2016	(6)%	4pts	(10)%

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

Net sales growth rates for our International segment on a constant-currency basis are calculated as follows:

	Quarter Ended Aug. 28, 2016
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Europe	(9)%	(3	)pts	(6)%
Canada	(4)	(2)		(2)
Latin America	(4)	(7)		3
Asia/Pacific	(3)	(4)		1
Total International	(6)%	(4	)pts	(2)%

Constant-Currency International Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of the International segment by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

International segment operating profit growth rate on a constant-currency basis is calculated as follows:

	Percentage Change in International Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in International Segment Operating Profit on Constant-Currency Basis
Quarter Ended Aug. 28, 2016	(14)%	(3	)pts	(11)%

Effective Income Tax Rate Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing the effective tax rate excluding certain items affecting comparability and presents the income tax effects of certain items affecting comparability.

Effective income tax rates excluding certain items affecting comparability are calculated as follows:

	Quarter Ended
	Aug. 28, 2016		Aug. 30, 2015
In Millions	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$571.9	$176.6	$608.0	$198.6
Mark-to-market effects (b)	16.6	6.1	(2.7)	(1.0)
Restructuring charges (c)	72.5	24.2	81.9	23.6
Project-related costs (c)	13.8	5.0	13.1	4.9
As adjusted	$674.8	$211.9	$700.3	$226.1

Effective tax rate:
As reported		30.9%		32.7%
As adjusted		31.4%		32.3%
Sum of adjustment to income taxes		35.3		27.5
Average number of common shares - diluted EPS		612.4		615.5
Impact of income tax adjustments on diluted EPS excluding certain items affecting comparability		$0.06		$0.04

(a)	Earnings before income taxes and after-tax earnings from joint ventures.

(b)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Foundation businesses. Foundation businesses consist primarily of refrigerated dough, desserts, and soup in our U.S. Retail segment and bakery flour and frozen dough products in our Convenience Stores and Foodservice segment, as well as other product lines not included in Growth businesses.

Generally Accepted Accounting Principles (GAAP). Guidelines, procedures, and practices that we are required to use in recording and reporting accounting information in our financial statements.

Goodwill. The difference between the purchase price of acquired companies plus the fair value of any noncontrolling and redeemable interests and the related fair values of net assets acquired.

Growth businesses. Growth businesses include cereal, snack bars, the natural and organic portfolio, hot snacks, Mexican products, and yogurt in our U.S. Retail segment; our International segment; and cereal, yogurt, snacks, frozen meals, biscuits, and baking mixes in our Convenience Stores and Foodservice segment.

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

You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 29, 2016, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of August 28, 2016 was $29 million, $25 million, $2 million, and $2 million, respectively. During the quarter ended August 28, 2016, the interest rate, foreign exchange, and commodity value-at-risk decreased by $4 million, $3 million, and $1 million, respectively, while the equity value-at-risk was flat compared to this measure as of May 29, 2016. The value-at-risk for interest rate, foreign exchange, and commodity instruments decreased due to lower volatility. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 29, 2016.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 28, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 28, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended August 28, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
May 30, 2016-
July 3, 2016	4,514	$63.17	4,514	75,790,815
July 4, 2016-
July 31, 2016	1,100,000	71.30	1,100,000	74,690,815
August 1, 2016-
August 28, 2016	4,535,996	70.77	4,535,996	70,154,819
Total	5,640,510	$70.86	5,640,510	70,154,819

(a)	The total number of shares purchased includes: (i) shares purchased on the open market; and (ii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1 Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 28, 2016, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date September 21, 2016	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller
(Principal Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 28, 2016, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.