Form 10-Q
period 2016-11-27
GENERAL MILLS INC
filed 2016-12-20
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 27, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of December 13, 2016: 580,011,272 (excluding 174,602,056 shares held in the treasury).

General Mills, Inc.

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarters and six-month periods ended November 27, 2016 and November 29, 2015	3
	Consolidated Statements of Comprehensive Income for the quarters and six-month periods ended November 27, 2016 and November 29, 2015	4
	Consolidated Balance Sheets as of November 27, 2016, and May 29, 2016	5
	Consolidated Statements of Total Equity and Redeemable Interest for the six-month period ended November 27, 2016 and the fiscal year ended May 29, 2016	6
	Consolidated Statements of Cash Flows for the six-month periods ended November 27, 2016 and November 29, 2015	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits	48

Signatures		49

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Six-Month Period Ended
	Nov. 27, 2016	Nov. 29, 2015	Nov. 27, 2016	Nov. 29, 2015
Net sales	$4,112.1	$4,424.9	$8,020.0	$8,632.8

Cost of sales	2,592.6	2,884.3	5,083.6	5,537.6

Selling, general, and administrative expenses	708.1	772.7	1,420.3	1,583.9

Divestitures Loss (Gain)	13.5	(199.1)	13.5	(199.1)

Restructuring, impairment, and other exit costs	29.0	61.3	87.9	121.4

Operating profit	768.9	905.7	1,414.7	1,589.0

Interest, net	75.5	73.8	149.4	149.1

Earnings before income taxes and after-tax earnings from joint ventures	693.4	831.9	1,265.3	1,439.9

Income taxes	227.4	311.5	404.0	510.1

After-tax earnings from joint ventures	29.8	23.2	54.0	48.9

Net earnings, including earnings attributable to redeemable and noncontrolling interests	495.8	543.6	915.3	978.7

Net earnings attributable to redeemable and noncontrolling interests	14.0	14.1	24.5	22.6

Net earnings attributable to General Mills	$481.8	$529.5	$890.8	$956.1

Earnings per share - basic	$0.82	$0.88	$1.50	$1.59

Earnings per share - diluted	$0.80	$0.87	$1.47	$1.56

Dividends per share	$0.48	$0.44	$0.96	$0.88

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Six-Month Period Ended
	Nov. 27, 2016	Nov. 29, 2015	Nov. 27, 2016	Nov. 29, 2015
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$495.8	$543.6	$915.3	$978.7

Other comprehensive income (loss), net of tax:

Foreign currency translation	(105.7)	(70.3)	(25.3)	(212.5)

Other fair value changes:

Securities	(0.1)	0.1	0.3	—

Hedge derivatives	32.1	0.1	47.3	10.4

Reclassification to earnings:

Hedge derivatives	(7.8)	(0.3)	(10.6)	0.4

Amortization of losses and prior service costs	31.8	35.9	62.4	66.8

Other comprehensive income (loss), net of tax	(49.7)	(34.5)	74.1	(134.9)

Total comprehensive income	446.1	509.1	989.4	843.8

Comprehensive loss attributable to redeemable and noncontrolling interests	(43.5)	(33.6)	(36.7)	(16.0)

Comprehensive income attributable to General Mills	$489.6	$542.7	$1,026.1	$859.8

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Nov. 27, 2016	May 29, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$809.7	$763.7
Receivables	1,382.7	1,360.8
Inventories	1,525.5	1,413.7
Prepaid expenses and other current assets	393.6	399.0

Total current assets	4,111.5	3,937.2

Land, buildings, and equipment	3,571.3	3,743.6
Goodwill	8,679.1	8,741.2
Other intangible assets	4,487.4	4,538.6
Other assets	752.8	751.7

Total assets	$21,602.1	$21,712.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,938.3	$2,046.5
Current portion of long-term debt	1,507.6	1,103.4
Notes payable	1,421.7	269.8
Other current liabilities	1,376.8	1,595.0

Total current liabilities	6,244.4	5,014.7

Long-term debt	6,542.0	7,057.7
Deferred income taxes	1,506.4	1,399.6
Other liabilities	1,981.8	2,087.6

Total liabilities	16,274.6	15,559.6

Redeemable interest	801.7	845.6

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,179.4	1,177.0
Retained earnings	12,931.8	12,616.5
Common stock in treasury, at cost, shares of 174.4 and 157.8	(7,529.2)	(6,326.6)
Accumulated other comprehensive loss	(2,476.9)	(2,612.2)

Total stockholders’ equity	4,180.6	4,930.2

Noncontrolling interests	345.2	376.9

Total equity	4,525.8	5,307.1

Total liabilities and equity	$21,602.1	$21,712.3

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 31, 2015	754.6	$75.5	$1,296.7	(155.9)	$(6,055.6)	$11,990.8	$(2,310.7)	$396.0	$5,392.7	$778.9
Total comprehensive income (loss)						1,697.4	(301.5)	11.2	1,407.1	30.3
Cash dividends declared ($1.78 per share)						(1,071.7)			(1,071.7)
Shares purchased				(10.7)	(606.7)				(606.7)
Stock compensation plans (includes income tax benefits of $94.1)			(46.3)	8.8	335.7				289.4
Unearned compensation related to restricted stock unit awards			(63.3)						(63.3)
Earned compensation			84.8						84.8
Increase in redemption value of redeemable interest			(91.5)						(91.5)	91.5
Acquisition of interest in subsidiary			(3.4)					(1.1)	(4.5)
Distributions to noncontrolling and redeemable interest holders								(29.2)	(29.2)	(55.1)
Balance as of May 29, 2016	754.6	75.5	1,177.0	(157.8)	(6,326.6)	12,616.5	(2,612.2)	376.9	5,307.1	845.6
Total comprehensive income (loss)						890.8	135.3	(7.4)	1,018.7	(29.3)
Cash dividends declared ($0.48 per share)						(575.5)			(575.5)
Shares purchased				(20.5)	(1,349.9)				(1,349.9)
Stock compensation plans (includes income tax benefits of $59.7)			36.3	3.9	147.3				183.6
Unearned compensation related to restricted stock unit awards			(77.3)						(77.3)
Earned compensation			56.6						56.6
Increase in redemption value of redeemable interest			(13.2)						(13.2)	13.2
Distributions to noncontrolling and redeemable interest holders								(24.3)	(24.3)	(27.8)
Balance as of Nov. 27, 2016	754.6	$75.5	$1,179.4	(174.4)	$(7,529.2)	$12,931.8	$(2,476.9)	$345.2	$4,525.8	$801.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Six-Month Period Ended
	Nov. 27, 2016	Nov. 29, 2015
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$915.3	$978.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	301.1	292.5
After-tax earnings from joint ventures	(54.0)	(48.9)
Distributions of earnings from joint ventures	31.9	28.6
Stock-based compensation	56.2	52.7
Deferred income taxes	94.6	(32.7)
Tax benefit on exercised options	(59.7)	(44.7)
Pension and other postretirement benefit plan contributions	(22.6)	(22.7)
Pension and other postretirement benefit plan costs	17.9	58.9
Divestitures loss (gain)	13.5	(199.1)
Restructuring, impairment, and other exit costs	71.0	89.8
Changes in current assets and liabilities	(372.3)	57.0
Other, net	(5.3)	(54.1)

Net cash provided by operating activities	987.6	1,156.0

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(318.3)	(293.5)
Investments in affiliates, net	(7.7)	11.7
Proceeds from disposal of land, buildings, and equipment	0.4	1.2
Proceeds from divestitures	17.5	822.7
Exchangeable note	13.0	—
Other, net	15.1	(19.1)

Net cash (used) provided by investing activities	(280.0)	523.0

Cash Flows - Financing Activities
Change in notes payable	1,164.5	(293.7)
Payment of long-term debt	(0.1)	(0.3)
Proceeds from common stock issued on exercised options	77.0	64.5
Tax benefit on exercised options	59.7	44.7
Purchases of common stock for treasury	(1,349.9)	(549.0)
Dividends paid	(575.5)	(530.9)
Distributions to noncontrolling and redeemable interest holders	(4.6)	(77.2)
Other, net	—	0.1

Net cash used by financing activities	(628.9)	(1,341.8)

Effect of exchange rate changes on cash and cash equivalents	(32.7)	(21.6)

Increase in cash and cash equivalents	46.0	315.6
Cash and cash equivalents - beginning of year	763.7	334.2

Cash and cash equivalents - end of period	$809.7	$649.8

Cash Flow from changes in current assets and liabilities:
Receivables	$(45.3)	$(109.9)
Inventories	(120.7)	(196.2)
Prepaid expenses and other current assets	(2.3)	18.6
Accounts payable	(19.9)	56.3
Other current liabilities	(184.1)	288.2

Changes in current assets and liabilities	$(372.3)	$57.0

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended November 27, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2017.

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

(2) Divestitures

During the second quarter of fiscal 2017, we sold our Martel, Ohio manufacturing facility in our Convenience Stores and Foodservice segment and simultaneously entered into a co-packing arrangement with the purchaser. We received $17.5 million in cash, and recorded a pre-tax loss of $13.5 million.

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

(3) Restructuring Initiatives

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges related to these activities were as follows:

	Quarter Ended Nov. 27, 2016					Quarter Ended Nov. 29, 2015
In Millions	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total
Closure of Melbourne, Australia plant	$11.3	$—	$0.7	$—	$12.0	$—	$—	$—	$—	$—
Restructuring of certain International product lines	4.1	2.2	(0.3)	0.9	6.9	—	—	—	—	—
Closure of Vineland, New Jersey plant	(0.1)	—	7.0	0.1	7.0	—	—	—	—	—
Project Compass	—	—	—	—	—	2.2	—	—	(0.1)	2.1
Project Century	0.2	5.0	5.4	5.3	15.9	25.8	10.1	21.2	23.9	81.0
Total	$15.5	$7.2	$12.8	$6.3	$41.8	$28.0	$10.1	$21.2	$23.8	$83.1

	Six-Month Period Ended Nov. 27, 2016					Six-Month Period Ended Nov. 29, 2015
In Millions	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total
Closure of Melbourne, Australia plant	$11.3	$—	$0.7	$—	$12.0	$—	$—	$—	$—	$—
Restructuring of certain International product lines	6.4	35.8	(0.3)	1.4	43.3	—	—	—	—	—
Closure of Vineland, New Jersey plant	12.3	—	14.0	1.6	27.9	—	—	—	—	—
Project Compass	—	—	0.2	0.8	1.0	47.1	—	—	6.5	53.6
Project Century	0.5	8.1	14.6	6.9	30.1	28.1	12.5	42.6	28.0	111.2
Project Catalyst	—	—	—	—	—	0.2	—	—	—	0.2
Total	$30.5	$43.9	$29.2	$10.7	$114.3	$75.4	$12.5	$42.6	$34.5	$165.0

In the second quarter of fiscal 2017, we notified the employees and their representatives of our decision to close our pasta manufacturing facility in Melbourne, Australia in our International segment to improve our margin structure. This action will affect approximately 350 positions, and we expect to incur approximately $34 million of net expenses relating to this action, most of which will be non-cash. We recorded $12.0 million of restructuring charges in the second quarter of fiscal 2017 relating to this action. We expect these actions to be completed by the end of fiscal 2018.

In the first quarter of fiscal 2017, we announced a plan to restructure certain product lines in our International segment. To eliminate excess capacity, we will close our snacks manufacturing facility in Marília, Brazil and cease production operations for meals and snacks at our facility in São Bernardo do Campo, Brazil. We will also cease production of certain underperforming snack products at our facility in Nanjing, China. These and other actions, which are subject to appropriate consultation with employees and their representatives where required by law or practice, will affect approximately 420 positions in our Brazilian operations and approximately 440 positions in our Greater China operations. We expect to incur approximately $46 million of net expenses of which approximately $8 million will be cash. We recorded $6.9 million of restructuring charges in the second quarter of fiscal 2017 and $43.3 million in the six-month period ended November 27, 2016 relating to this action. We expect these actions to be completed by the end of fiscal 2017.

In the first quarter of fiscal 2017, we approved a plan to close our Vineland, New Jersey facility to eliminate excess soup capacity in our U.S. Retail segment. This action will affect approximately 370 positions, and we expect to incur approximately $66 million of net expenses, of which approximately $23 million will be cash. We recorded $7.0 million of restructuring charges in the second quarter of fiscal 2017 and $27.9 million in the six-month period ended November 27, 2016 relating to this action. We expect this action to be completed by the end of fiscal 2019.

In the first quarter of fiscal 2016, we approved Project Compass, a restructuring plan designed to enable our International segment to accelerate long-term growth through increased organizational effectiveness and reduced administrative expense. In connection with this project, we expect to eliminate approximately 725 to 775 positions. We expect to incur approximately $58 million of net expenses, all of which will be cash. We recorded $1.0 million of restructuring expenses in the six-month period ended November 27, 2016 relating to this action. We recorded $2.1 million of restructuring charges in the second quarter of fiscal 2016 and $53.6 million in the six-month period ended November 29, 2015. We expect this action to be completed by the end of fiscal 2017.

Project Century (Century) began in fiscal 2015 and is a review of our manufacturing and distribution network to streamline operations and identify potential capacity reductions. As part of Century, in the second quarter of fiscal 2016, we notified the employees and their representatives of our decision to close the dough and dry mix manufacturing facility in our International segment supply chain located in Berwick, United Kingdom. This action will affect approximately 265 positions, and we expect to incur approximately $33 million of net expenses related to this action, of which $12 million will be cash. We recorded $0.5 million of restructuring charges in the second quarter of fiscal 2017 and $2.0 million in the six-month period ended November 27, 2016 relating to this action. We expect these actions to be completed by the end of fiscal 2018.

As part of Century, in the second quarter of fiscal 2016, we notified the employees and their representatives of our decision to close our pasta manufacturing facility located in East Tamaki, New Zealand in our International segment supply chain. This action affected 20 positions, and we incurred less than $1 million of net expenses related to this action, most of which was cash. We recorded $0.4 million of restructuring charges in the six-month period ended November 29, 2015. This action was completed in fiscal 2017.

As part of Century, in the first quarter of fiscal 2016, we approved a restructuring plan to close our cereal and dry dinner manufacturing plant in West Chicago, Illinois in our U.S. Retail segment supply chain. This action will affect approximately 500 positions, and we expect to incur approximately $108 million of net expenses relating to this action, of which approximately $44 million will be cash. We recorded $5.5 million of restructuring charges in the second quarter of fiscal 2017 and $12.9 million in the six-month period ended November 27, 2016 relating to this action. We recorded $64.0 million in the second quarter of fiscal 2016 and the six-month period ended November 29, 2015 relating to this action. We expect this action to be completed by the end of fiscal 2019.

As part of Century, in the first quarter of fiscal 2016, we approved a restructuring plan to close our snacks manufacturing facility in Joplin, Missouri in our U.S. Retail segment supply chain. This action affected approximately 120 positions, and we incurred $6.6 million of net expenses relating to this action, including $2.9 million in the second quarter of fiscal 2016 and $7.8 million in the six-month period ended November 29, 2015, of which less than $1 million was cash. This action was completed in fiscal 2016.

In addition, we recorded restructuring charges of $9.9 million in the second quarter of fiscal 2017, $13.7 million in the second quarter of fiscal 2016, $15.2 million in the six-month period ended November 27, 2016, and $39.0 million in the six-month period ended November 29, 2015 relating to other Century actions previously announced.

During the six-month period ended November 27, 2016, we paid $43.3 million in cash relating to restructuring initiatives.

In addition to restructuring charges, we recorded $11.1 million of project-related costs in cost of sales in the second quarter of fiscal 2017 and $24.9 million in the six-month period ended November 27, 2016. We paid $28.6 million in cash in the six-month period ended November 27, 2016 for project-related costs. We expect to incur approximately $29.5 million of project-related costs in future periods related to our restructuring initiatives.

Restructuring charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 27, 2016	Nov. 29, 2015	Nov. 27, 2016	Nov. 29, 2015
Cost of sales	$12.8	$21.8	$26.4	$43.6
Restructuring, impairment, and other exit costs	29.0	61.3	87.9	121.4
Total restructuring charges	41.8	83.1	114.3	165.0

Project-related costs classified in cost of sales	$11.1	$16.2	$24.9	$29.3

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 29, 2016	$73.6	$1.5	$1.5	$76.6
Fiscal 2017 charges, including foreign currency translation	31.2	—	2.2	33.4
Utilized in fiscal 2017	(37.5)	(1.7)	(2.4)	(41.6)
Reserve balance as of Nov. 27, 2016	$67.3	$(0.2)	$1.3	$68.4

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Nov. 27, 2016	May 29, 2016
Goodwill	$8,679.1	$8,741.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,125.4	4,147.5
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	513.7	536.9
Less accumulated amortization	(151.7)	(145.8)
Intangible assets subject to amortization, net	362.0	391.1
Other intangible assets	4,487.4	4,538.6
Total	$13,166.5	$13,279.8

Based on the carrying value of finite-lived intangible assets as of November 27, 2016, annual amortization expense for each of the next five fiscal years is estimated to be approximately $27 million.

The changes in the carrying amount of goodwill during fiscal 2017 were as follows:

In Millions	U.S. Retail	International	Convenience Stores and Foodservice	Joint Ventures	Total
Balance as of May 29, 2016	$6,292.9	$1,121.0	$921.1	$406.2	$8,741.2
Divestiture	—	—	(2.3)	—	(2.3)
Other activity, primarily foreign currency translation	—	(40.8)	—	(19.0)	(59.8)
Balance as of Nov. 27, 2016	$6,292.9	$1,080.2	$918.8	$387.2	$8,679.1

The changes in the carrying amount of other intangible assets during fiscal 2017 were as follows:

In Millions	U.S. Retail	International	Joint Ventures	Total
Balance as of May 29, 2016	$3,211.7	$1,263.9	$63.0	$4,538.6
Other activity, primarily foreign currency translation	(1.8)	(50.5)	1.1	(51.2)
Balance as of Nov. 27, 2016	$3,209.9	$1,213.4	$64.1	$4,487.4

Our annual goodwill and indefinite-lived intangible asset testing was performed on the first day of the second quarter of fiscal 2017. As of the assessment date, there was no impairment of any of our goodwill or indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values, except for the Immaculate Baking brand and the Latin America reporting unit. The excess fair value above the carrying value of this brand asset and reporting unit is as follows:

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Immaculate Baking	$12.0	17%
Latin America	$523.0	15%

In addition, while having significant coverage as of our fiscal 2017 assessment date, the Progresso, Green Giant and Food Should Taste Good brand assets had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

(5) Inventories

The components of inventories were as follows:

In Millions	Nov. 27, 2016	May 29, 2016
Raw materials and packaging	$384.3	$397.3
Finished goods	1,239.0	1,163.1
Grain	102.3	72.6
Excess of FIFO over LIFO cost	(200.1)	(219.3)
Total	$1,525.5	$1,413.7

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

Unallocated corporate items for the quarters and six-month periods ended November 27, 2016, and November 29, 2015 included:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 27, 2016	Nov. 29, 2015	Nov. 27, 2016	Nov. 29, 2015
Net gain (loss) on mark-to-market valuation of certain commodity positions	$3.0	$(31.7)	$(15.9)	$(54.0)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	14.4	35.2	23.7	62.1
Net mark-to-market revaluation of certain grain inventories	11.7	4.2	4.7	2.3
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$29.1	$7.7	$12.5	$10.4

As of November 27, 2016, the net notional value of commodity derivatives was $164.0 million, of which $72.4 million related to energy inputs and $91.6 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

In advance of planned debt financing, during the third quarter of fiscal 2016 and the first quarter of fiscal 2017, we entered into $400 million and $100 million, respectively, of treasury locks due February 15, 2017 with an average fixed rate of 2.0 percent.

As of November 27, 2016, the net notional value of foreign exchange derivatives was $900.0 million.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of November 27, 2016, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 27, 2016, $560.2 million of our total accounts payable is payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Nov. 27, 2016	May 29, 2016
U.S. commercial paper	$1,184.9	$—
Financial institutions	236.8	269.8
Total	$1,421.7	$269.8

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 27, 2016:

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

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of November 27, 2016.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $8,347.2 million and $8,049.6 million, respectively, as of November 27, 2016. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Certain of our long-term debt agreements contain restrictive covenants. As of November 27, 2016, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of November 27, 2016, the redemption value of the euro-denominated redeemable interest was $801.7 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $123.5 million for the six-month period ended November 27, 2016 and $107.6 million for the six-month period ended November 29, 2015.

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

Our noncontrolling interests contain restrictive covenants. As of November 27, 2016, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Nov. 27, 2016					Nov. 29, 2015
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$481.8	$6.0	$8.0			$529.5	$3.9	$10.2
Other comprehensive income (loss):
Foreign currency translation	$(49.6)	$—	(49.6)	(18.0)	(38.1)	$(22.8)	$—	(22.8)	(17.5)	(30.0)
Other fair value changes:
Securities	(0.1)	—	(0.1)	—	—	0.1	—	0.1	—	—
Hedge derivatives	48.5	(16.0)	32.5	—	(0.4)	2.1	(1.1)	1.0	—	(0.9)
Reclassification to earnings:
Hedge derivatives (a)	(7.0)	0.2	(6.8)	—	(1.0)	(1.2)	0.2	(1.0)	—	0.7
Amortization of losses and prior service costs (b)	51.4	(19.6)	31.8	—	—	57.7	(21.8)	35.9	—	—
Other comprehensive income (loss)	$43.2	$(35.4)	7.8	(18.0)	(39.5)	$35.9	$(22.7)	13.2	(17.5)	(30.2)
Total comprehensive income (loss)			$489.6	$(12.0)	$(31.5)			$542.7	$(13.6)	$(20.0)

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Six-Month Period Ended					Six-Month Period Ended
	Nov. 27, 2016					Nov. 29, 2015
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$890.8	$7.8	$16.7			$956.1	$6.5	$16.1
Other comprehensive loss:
Foreign currency translation	$37.0	$—	37.0	(15.2)	(47.1)	$(172.7)	$—	(172.7)	(12.2)	(27.6)
Other fair value changes:
Securities	0.5	(0.2)	0.3	—	—	—	—	—	—	—
Hedge derivatives	58.7	(14.1)	44.6	—	2.7	15.3	(4.2)	11.1	—	(0.7)
Reclassification to earnings:
Hedge derivatives (a)	(8.6)	(0.4)	(9.0)	—	(1.6)	(2.3)	0.8	(1.5)	—	1.9
Amortization of losses and prior service costs (b)	100.8	(38.4)	62.4	—	—	107.4	(40.6)	66.8	—	—
Other comprehensive income (loss)	$188.4	$(53.1)	135.3	(15.2)	(46.0)	$(52.3)	$(44.0)	(96.3)	(12.2)	(26.4)
Total comprehensive income (loss)			$1,026.1	$(7.4)	$(29.3)			$859.8	$(5.7)	$(10.3)

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Nov. 27, 2016	May 29, 2016
Foreign currency translation adjustments	$(607.2)	$(644.2)
Unrealized gain (loss) from:
Securities	4.1	3.8
Hedge derivatives	10.1	(25.5)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,898.0)	(1,958.2)
Prior service costs	14.1	11.9
Accumulated other comprehensive loss	$(2,476.9)	$(2,612.2)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 27, 2016	Nov. 29, 2015	Nov. 27, 2016	Nov. 29, 2015
Compensation expense related to stock-based payments	$18.6	$21.4	$57.6	$54.3

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2016.

As of November 27, 2016, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $136.7 million. This expense will be recognized over 23 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month Period Ended
In Millions	Nov. 27, 2016	Nov. 29, 2015
Net cash proceeds	$77.0	$64.5
Intrinsic value of options exercised	$131.9	$102.0

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month Period Ended
	Nov. 27, 2016	Nov. 29, 2015
Estimated fair values of stock options granted	$8.80	$7.24
Assumptions:
Risk-free interest rate	1.7%	2.4%
Expected term	8.5 years	8.5 years
Expected volatility	17.8%	17.6%
Dividend yield	2.9%	3.2%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 29, 2016	32,401.6	$37.09
Granted	2,446.0	66.52
Exercised	(3,302.9)	30.37
Forfeited or expired	(62.4)	58.48
Outstanding as of Nov. 27, 2016	31,482.3	$40.04	4.57	$710.9
Exercisable as of Nov. 27, 2016	22,465.8	$33.63	3.15	$644.0

Information on restricted stock and performance share unit activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 29, 2016	5,100.4	$48.60	211.4	$48.37
Granted	1,335.7	67.35	48.7	66.95
Vested	(1,392.5)	39.99	(89.6)	38.77
Forfeited	(160.2)	55.50	(5.9)	56.56
Exercisable as of Nov. 27, 2016	4,883.4	$55.96	164.6	$56.02

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Six-Month Period Ended
In Millions	Nov. 27, 2016	Nov. 29, 2015
Total grant date fair value	$59.6	$93.7

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Six-Month Period Ended
In Millions, Except per Share Data	Nov. 27, 2016	Nov. 29, 2015	Nov. 27, 2016	Nov. 29, 2015
Net earnings attributable to General Mills	$481.8	$529.5	$890.8	$956.1

Average number of common shares - basic EPS	588.8	599.4	594.4	600.8
Incremental share effect from: (a)
Stock options	8.1	9.8	8.8	10.1
Restricted stock, restricted stock units, and other	2.8	3.2	2.8	3.2
Average number of common shares - diluted EPS	599.7	612.4	606.0	614.1

Earnings per share - basic	$0.82	$0.88	$1.50	$1.59
Earnings per share - diluted	$0.80	$0.87	$1.47	$1.56

(a)	Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 27, 2016	Nov. 29, 2015	Nov. 27, 2016	Nov. 29, 2015
Anti-dilutive stock options, restricted stock units, and performance share units	2.5	2.2	2.2	2.6

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 27, 2016	Nov. 29, 2015	Nov. 27, 2016	Nov. 29, 2015
Shares of common stock	14.9	6.8	20.5	9.5
Aggregate purchase price	$950.2	$385.2	$1,349.9	$537.3

During the second quarter of fiscal 2016, we entered into an accelerated share repurchase (ASR) agreement with an unrelated third party financial institution to repurchase an aggregate of $225.0 million of our outstanding common stock. Under the ASR agreement, we paid $225.0 million to the financial institution and received 3.7 million shares of common stock with a fair value of $213.3 million during the second quarter of fiscal 2016. We recorded an additional 0.2 million shares of common stock upon the completion of the ASR agreement in the third quarter of fiscal 2016. We recorded this transaction as an increase in treasury stock of $213.3 million, and recorded the remaining $11.7 million as a decrease to additional paid-in capital on our Consolidated Balance Sheets as of November 29, 2015. Upon completion of the ASR agreement, we reclassified the $11.7 million to treasury stock from additional paid-in capital on our Consolidated Balance Sheets.

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Six-Month Period Ended
In Millions	Nov. 27, 2016	Nov. 29, 2015
Net cash interest payments	$141.9	$145.1
Net income tax payments	$290.8	$346.9

(14) Retirement and Postemployment Benefits

Beginning in fiscal 2017, we changed the method used to estimate the service and interest cost components of the net periodic benefit expense for our U.S. and most of our international defined benefit pension, other postretirement benefit and postemployment benefit plans. We adopted a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. This method provides a more precise measurement of service and interest costs by correlating the timing of the plans’ liability cash flows to the corresponding rate on the yield curve. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. This change does not affect the measurement of our benefit obligations related to these plans. We have accounted for this change prospectively as a change in accounting estimate beginning in the first quarter of fiscal 2017. The change in methodology resulted in a decrease in service and interest cost of approximately $17 million in the three months ended November 27, 2016 and approximately $34 million in the six-month period ended November 27, 2016 compared to what our costs would have been under the previous method. We expect this change to result in a reduction in our service and interest cost of approximately $68 million for fiscal 2017 compared to our previous methodology. The fiscal 2017 reduction in our net periodic benefit expense as a result of this change in methodology is partially offset by a reduction in our weighted-average expected rate of return on plan assets for our principal defined benefit pension and other postretirement plans in the United States to 8.25 percent as a result of asset changes that decreased investment risk in the portfolio.

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 27, 2016	Nov. 29, 2015	Nov. 27, 2016	Nov. 29, 2015	Nov. 27, 2016	Nov. 29, 2015
Service cost	$30.0	$33.7	$3.1	$4.7	$2.2	$1.9
Interest cost	54.1	67.0	7.9	11.0	0.7	1.0
Expected return on plan assets	(121.7)	(124.3)	(12.1)	(11.5)	—	—
Amortization of losses	47.6	47.3	0.7	1.6	0.5	0.2
Amortization of prior service costs (credits)	0.6	1.2	(1.3)	(1.3)	0.1	0.6
Other adjustments	2.1	5.0	1.3	2.4	3.4	3.3
Settlement or curtailment losses	2.9	11.3	0.7	0.2	—	—
Net expense	$15.6	$41.2	$0.3	$7.1	$6.9	$7.0

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 27, 2016	Nov. 29, 2015	Nov. 27, 2016	Nov. 29, 2015	Nov. 27, 2016	Nov. 29, 2015
Service cost	$60.0	$67.4	$6.2	$9.5	$4.4	$3.8
Interest cost	108.3	134.0	16.0	22.0	1.4	2.0
Expected return on plan assets	(243.5)	(248.6)	(24.2)	(23.1)	—	—
Amortization of losses	95.0	94.7	1.3	3.3	0.9	0.4
Amortization of prior service costs (credits)	1.2	2.4	(2.6)	(2.7)	0.3	1.2
Other adjustments	2.1	5.0	1.3	2.4	6.8	6.5
Settlement or curtailment losses	4.4	11.3	0.7	0.2	—	—
Net expense (income)	$27.5	$66.2	$(1.3)	$11.6	$13.8	$13.9

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

In our Convenience Stores and Foodservice segment, our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, frozen meals, unbaked and fully baked frozen dough products, and baking mixes. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries in the United States.

Operating profit for these segments excludes unallocated corporate items, gain or loss on divestitures, and restructuring, impairment, and other exit costs. Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, contributions to the General Mills Foundation, asset and liability remeasurement impact of hyperinflationary economies, restructuring initiative project-related costs, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

Our operating segment results were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 27, 2016	Nov. 29, 2015	Nov. 27, 2016	Nov. 29, 2015
Net sales:
U.S. Retail	$2,521.3	$2,761.9	$4,853.1	$5,293.1
International	1,103.3	1,157.2	2,233.1	2,356.2
Convenience Stores and Foodservice	487.5	505.8	933.8	983.5
Total	$4,112.1	$4,424.9	$8,020.0	$8,632.8
Operating profit:
U.S. Retail	$615.4	$600.4	$1,209.8	$1,230.1
International	105.9	136.2	205.9	253.2
Convenience Stores and Foodservice	109.1	102.8	201.8	182.6
Total segment operating profit	830.4	839.4	1,617.5	1,665.9
Unallocated corporate items	19.0	71.5	101.4	154.6
Divestitures loss (gain)	13.5	(199.1)	13.5	(199.1)
Restructuring, impairment, and other exit costs	29.0	61.3	87.9	121.4
Operating profit	$768.9	$905.7	$1,414.7	$1,589.0

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

(17) Subsequent Events

Subsequent to the end of our second quarter, we approved restructuring actions designed to better align our organizational structure with our strategic initiatives. In connection with these actions, we expect to eliminate approximately 400 to 600 positions globally, subject to consultation with employees and employee representatives in locations as required. In the third quarter of fiscal 2017, we expect to record total pre-tax restructuring charges of approximately $60 to $90 million, reflecting primarily one-time, cash employee severance expenses. These restructuring actions are expected to be completed by the end of fiscal 2018. We expect to generate $70 to $90 million in savings in connection with these actions by the end of fiscal 2018. In addition, we are currently assessing the impact of these organizational structure changes on our reporting segments and expect to begin reporting in modified segments in the third quarter of fiscal 2017.

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

CONSOLIDATED RESULTS OF OPERATIONS

Second Quarter Results

In the second quarter of fiscal 2017, operating results reflected challenging net sales performance. However, we continued progress against our cost savings and margin expansion initiatives. The net sales decline of 7 percent was driven by volume reductions in the U.S. Retail and International segments, including the impact of the divestiture of our North American Green Giant product lines (Green Giant), which were partially offset by positive net price realization and mix. Operating profit margin of 18.7 percent was down 180 basis points from year-ago levels primarily driven by a gain from the Green Giant divestiture in fiscal 2016. Adjusted operating profit margin increased 160 basis points to 19.6 percent, driven by the impact of cost savings and spending optimization initiatives. Diluted earnings per share of $0.80 declined 8 percent compared to the second quarter of fiscal 2016 which included the gain from the Green Giant divestiture. Adjusted diluted earnings per share, which excludes certain items affecting comparability, increased 4 percent to $0.85 compared to the second quarter last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the second quarter of fiscal 2017 follows:

Quarter Ended Nov. 27, 2016	In millions, except per share	Quarter Ended Nov. 27, 2016 vs. Nov. 29, 2015	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$4,112.1	(7)%
Operating profit	768.9	(15)%	18.7%
Net earnings attributable to General Mills	481.8	(9)%
Diluted earnings per share	$0.80	(8)%

Organic net sales growth rate (a)		(4)%
Total segment operating profit (a)	830.4	(1)%		Flat
Adjusted operating profit margin (a)			19.6%
Diluted earnings per share, excluding certain items affecting comparability (a)	$0.85	4%		5%

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Quarter Ended
	Nov. 27, 2016	Nov. 27, 2016 vs Nov. 29, 2015	Nov. 29, 2015
Net sales (in millions)	$4,112.1	(7) %	$4,424.9

Contributions from volume growth (a)		(10) pts
Net price realization and mix		3 pts
Foreign currency exchange		Flat

(a)	Measured in tons based on the stated weight of our product shipments.

The 7 percent decline in net sales primarily reflected lower organic net sales and the Green Giant divestiture in fiscal 2016.

Organic net sales declined 4 percent driven by volume declines in the U.S. Retail and International segments, which were partially offset by positive net price realization and mix. To improve comparability of results from period to period, organic net sales exclude the impacts of foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week of results, when applicable.

Components of organic net sales growth are shown in the following table:

Quarter Ended Nov. 27, 2016 vs. Quarter Ended Nov. 29, 2015
Contributions from organic volume growth (a)	(7)	pts
Organic net price realization and mix	3	pts

Organic net sales growth	(4)	pts
Foreign currency exchange	Flat
Acquisitions and divestitures (b)	(3)	pts
Net sales growth	(7)	pts

(a)	Measured in tons based on the stated weight of our product shipments.

(b)	Primarily the Green Giant divestiture in fiscal 2016.

Cost of sales decreased $292 million from the second quarter of fiscal 2016 to $2,593 million. The decrease included a $269 million decrease attributable to lower volume and a $12 million increase attributable to product rate and mix. The impact from both volume and product rate and mix included the effects of the divestiture of Green Giant. We recorded a $29 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2017 compared to a net decrease of $8 million in the second quarter of fiscal 2016. We recorded $13 million of restructuring charges in cost of sales in the second quarter of fiscal 2017 compared to $22 million in the same period last year. We also recorded $11 million of restructuring initiative project-related costs in the second quarter of fiscal 2017 compared to $16 million in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Selling, general, and administrative (SG&A) expenses decreased $65 million to $708 million in the second quarter of fiscal 2017 compared to the same period in fiscal 2016. The decrease in SG&A expenses primarily reflects a 20 percentage point decrease in media and advertising expense and savings from Project Compass and our other cost management initiatives. SG&A expenses as a percent of net sales in the second quarter of fiscal 2017 decreased 24 basis points compared with the second quarter of fiscal 2016.

Divestiture loss totaled $14 million from the sale of our Martel, Ohio manufacturing facility during the second quarter of fiscal 2017. Divestiture gain totaled $199 million from the sale of our Green Giant product lines during the second quarter of fiscal 2016.

Restructuring, impairment, and other exit costs totaled $29 million in the second quarter of fiscal 2017 compared to $61 million in the same period last year.

Total charges associated with our current restructuring initiatives were as follows:

	As Reported
	Quarter Ended
	Nov. 27, 2016		Nov. 29, 2015
In Millions	Charge	Cash	Charge	Cash
Closure of Melbourne, Australia plant	$12.0	$—	$—	$—
Restructuring of certain International product lines	6.9	7.1	—	—
Closure of Vineland, New Jersey plant	7.0	1.2	—	—
Project Compass	—	3.7	2.1	16.9
Project Century	15.9	13.0	81.0	7.3
Project Catalyst	—	0.9	—	15.9
Combination of certain operational facilities	—	1.5	—	0.8
Total restructuring charges (a)	41.8	27.4	83.1	40.9
Project-related costs	11.1	11.9	16.2	15.0
Restructuring charges and project-related costs	$52.9	$39.3	$99.3	$55.9

(a)	Includes $12.8 million of restructuring charges recorded in cost of sales in fiscal 2017 and $21.8 million in fiscal 2016.

For further information on these restructuring initiatives, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the second quarter of fiscal 2017 totaled $76 million, up $2 million from fiscal 2016, driven primarily by higher rates, partially offset by lower average debt balances and changes in the mix of debt.

The effective tax rate for the second quarter of fiscal 2017 was 32.8 percent compared to 37.4 percent for the second quarter of fiscal 2016. The 4.6 percentage point decrease was primarily related to significant non-deductible expenses related to the Green Giant divestiture in the second quarter of fiscal 2016. Our effective tax rate excluding certain items affecting comparability was 32.4 percent in the second quarter of fiscal 2017 compared to 32.3 percent in the second quarter of fiscal 2016 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures for the second quarter of fiscal 2017 increased to $30 million compared to $23 million in the same quarter last fiscal year, primarily driven by volume growth and lower SG&A expenses for Cereal Partners Worldwide (CPW) and volume growth and lower input costs for Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures increased 27 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The change in net sales for each joint venture is set forth in the following table:

	Quarter Ended Nov. 27, 2016
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
CPW	(1)%	(4) pts	3%
HDJ	40%	19 pts	21%
Joint Ventures	6%	(1) pts	7%

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Nov. 27, 2016 vs. Quarter Ended Nov. 29, 2015	CPW		HDJ
Contributions from volume growth (a)	4	pts	18	pts
Net price realization and mix	(1)	pt	3	pts
Foreign currency exchange	(4)	pts	19	pts
Net sales growth	(1)	pt	40	pts

(a)	Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding decreased by 13 million in the second quarter of fiscal 2017 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Six-Month Results

In the six-month period ended November 27, 2016, operating results reflected challenging net sales performance. However, we continued progress against our cost savings and margin expansion initiatives. The 7 percent decline in net sales was driven by volume reductions in the U.S. Retail and International segments, including the impact of the divestiture of Green Giant, which were partially offset by positive net price realization and mix. Operating profit margin of 17.6 percent was down 80 basis points from year-ago levels primarily driven by a gain from the Green Giant divestiture in fiscal 2016. In the six-month period ended November 27, 2016, we made good progress toward our fiscal 2017 adjusted operating profit margin goal of 18.3 percent with an increase of 120 basis points over the same period in the prior year to 19.4 percent, driven by the impact of cost savings and spending optimization initiatives. For the six-month period ended November 27, 2016, diluted earnings per share of $1.47 declined 6 percent compared to the same period in fiscal 2016 which included the gain from the Green Giant divestiture. Adjusted diluted earnings per share, which excludes certain items affecting comparability, on a constant-currency basis for the six-month period ended November 27, 2016, increased 2 percent compared to the same period of fiscal 2016 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the six-month period ended November 27, 2016 follows.

Six-Month Period Ended Nov. 27, 2016	In millions, except per share	Six-Month Period Ended Nov. 27, 2016 vs. Nov. 29, 2015	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$8,020.0	(7)%
Operating profit	1,414.7	(11)%	17.6%
Net earnings attributable to General Mills	890.8	(7)%
Diluted earnings per share	$1.47	(6)%

Organic net sales growth rate (a)		(4)%
Total segment operating profit (a)	1,617.5	(3)%		(2)%
Adjusted operating profit margin (a)			19.4%
Diluted earnings per share, excluding certain items affecting comparability (a)	$1.63	1%		2%

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Six-Month Period Ended
	Nov. 27, 2016	Nov. 27, 2016 vs Nov. 29, 2015	Nov. 29, 2015
Net sales (in millions)	$8,020.0	(7) %	$8,632.8

Contributions from volume growth (a)		(9) pts
Net price realization and mix		3 pts
Foreign currency exchange		(1) pt

(a)	Measured in tons based on the stated weight of our product shipments.

The 7 percent decline in net sales primarily reflected lower organic net sales and the Green Giant divestiture in fiscal 2016.

Organic net sales declined 4 percent driven by volume declines in the U.S. Retail and International segments, which were partially offset by positive net price realization and mix. To improve comparability of results from period to period, organic net sales exclude the impacts of foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week of results, when applicable.

Components of organic net sales growth are shown in the following table:

Six-Month Period Ended Nov. 27, 2016 vs. Six-Month Period Ended Nov. 29, 2015
Contributions from organic volume growth (a)	(6)	pts
Organic net price realization and mix	2	pts

Organic net sales growth	(4)	pts
Foreign currency exchange	(1)	pt
Acquisitions and divestitures (b)	(2)	pts
Net sales growth	(7)	pts

(a)	Measured in tons based on the stated weight of our product shipments.

(b)	Primarily the Green Giant divestiture in fiscal 2016.

Cost of sales decreased $454 million from the six-month period ended November 29, 2015, to $5,084 million. The decrease included a $482 million decrease attributable to lower volume and a $52 million increase attributable to product rate and mix. The impact from both volume and product rate and mix included the effects of the divestiture of Green Giant. We recorded $26 million of restructuring charges in cost of sales in the six-month period ended November 27, 2016, compared to $44 million in the same period last year. We also recorded $25 million of restructuring initiative project-related costs in the six-month period ended November 27, 2016 compared to $29 million in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report). We recorded a $12 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 27, 2016, compared to a net decrease of $10 million in the six-month period ended November 29, 2015.

SG&A expenses decreased $164 million to $1,420 million in the six-month period ended November 27, 2016, compared to the same period in fiscal 2016. The decrease in SG&A expenses primarily reflects a 22 percentage point decrease in media and advertising expense and cost management initiatives. SG&A expenses as a percent of net sales in the six-month period ended November 27, 2016 decreased 64 basis points compared with the same period of fiscal 2016.

Divestiture loss totaled $14 million from the sale of our Martel, Ohio manufacturing facility during the second quarter of fiscal 2017. Divestiture gain totaled $199 million from the sale of our Green Giant product lines during the second quarter of fiscal 2016.

Restructuring, impairment, and other exit costs totaled $88 million in the six-month period ended November 27, 2016 compared to $121 million in the same period last year.

Total charges associated with our restructuring initiatives consisted of the following:

	Six-Month Period Ended				Fiscal 2016 and 2015		Estimated
	Nov. 27, 2016		Nov. 29, 2015		Total		Future		Total
In Millions	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Savings (b)
Closure of Melbourne, Australia plant	$12.0	$—	$—	$—	$—	$—	$22	$—	$34	$—
Restructuring of certain International product lines	43.3	10.4	—	—	—	—	3	—	46	8
Closure of Vineland, New Jersey Plant	27.9	1.2	—	—	—	—	38	22	66	23
Project Compass	1.0	8.0	53.6	25.5	54.7	36.1	3	14	58	58
Project Century	30.1	20.6	111.2	13.1	364.4	46.1	42	83	436	150
Project Catalyst	—	0.5	0.2	35.6	140.9	92.8	—	25	141	118
Combination of certain operational facilities	—	2.6	—	1.0	13.9	11.0	1	—	15	12
Total restructuring charges (a)	114.3	43.3	165.0	75.2	573.9	186.0	109	144	796	369
Project-related costs	24.9	28.6	29.3	27.2	70.7	64.2	29	32	125	125
Restructuring charges and project-related costs	$139.2	$71.9	$194.3	$102.4	$644.6	$250.2	$138	$176	$921	$494	$620

(a)	Includes $26.4 million of restructuring charges recorded in cost of sales during fiscal 2017 and $43.6 million in 2016.

(b)	Cumulative annual savings targeted by fiscal 2018. Includes savings from SG&A cost reduction projects.

For further information on these restructuring initiatives, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the six-month period ended November 27, 2016, totaled $149 million, flat to the same period of fiscal 2016.

The effective tax rate for the six-month period ended November 27, 2016, was 31.9 percent compared to 35.4 percent for the six-month period ended November 29, 2015. The 3.5 percentage point decrease was primarily due to significant non-deductible expenses related to the Green Giant divestiture in the second quarter of fiscal 2016. Our effective tax rate excluding certain items affecting comparability was 31.9 percent for the six-month period ended November 27, 2016 compared to 32.3 percent in the six-month period ended November 29, 2015 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures for the six-month period ended November 27, 2016, increased to $54 million compared to $49 million in the same period year in fiscal 2016, primarily driven by lower input costs and favorable foreign currency exchange for HDJ. On a constant-currency basis, after-tax earnings from joint ventures increased 8 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The change in net sales for each joint venture is set forth in the following table:

	Six-Month Period Ended Nov. 27, 2016
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
CPW	(3)%	(5) pts	2%
HDJ	30%	19 pts	11%
Joint Ventures	3%	(1) pts	4%

The components of our joint ventures’ net sales growth are shown in the following table:

Six-Month Period Ended Nov. 27, 2016 vs. Six-Month Period Ended Nov. 29, 2015	CPW		HDJ
Contributions from volume growth (a)	3	pts	9	pts
Net price realization and mix	(1)	pt	2	pts
Foreign currency exchange	(5)	pts	19	pts
Net sales growth	(3)	pts	30	pts

(a)	Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding decreased by 8 million in the six-month period ended November 27, 2016, compared to the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

SEGMENT OPERATING RESULTS

Our businesses are organized into three operating segments: U.S. Retail; International; and Convenience Stores and Foodservice.

U.S. Retail Segment Results

U.S. Retail net sales were as follows:

	Quarter Ended			Six-Month Period Ended
	Nov. 27, 2016	Nov. 27, 2016 vs Nov. 29, 2015	Nov. 29, 2015	Nov. 27, 2016	Nov. 27, 2016 vs Nov. 29, 2015	Nov. 29, 2015
Net sales (in millions)	$2,521.3	(9) %	$2,761.9	$4,853.1	(8) %	$5,293.1

Contributions from volume growth (a)		(14) pts			(13) pts
Net price realization and mix		5 pts			5 pts

(a)	Measured in tons based on the stated weight of our product shipments.

The decrease in U.S. Retail net sales for the quarter and six-month periods ended November 27, 2016 was driven by declines in the Meals, Yogurt, Baking and Cereal operating units, partially offset by growth in the Snacks operating unit. The decline in net sales also includes the impact of the Green Giant divestiture from the Meals operating unit in fiscal 2016.

The components of U.S. Retail organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 27, 2016	Nov. 27, 2016
Contributions from organic volume growth (a)	(10) pts	(9) pts
Organic net price realization and mix	4 pts	4 pts

Organic net sales growth	(6) pts	(5) pts
Acquisitions and divestitures (b)	(3) pts	(3) pts
Net sales growth	(9) pts	(8) pts

(a)	Measured in tons based on the stated weight of our product shipments.

(b)	Primarily the Green Giant divestiture in fiscal 2016.

The decrease in U.S. Retail contributions from organic volume growth for the quarter and six-month periods ended November 27, 2016 reflect the impact of reduced marketing and trade support and increased competition in key categories.

U.S. Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 27, 2016	Nov. 27, 2016
Meals	(17)%	(18)%
Yogurt	(17)	(16)
Cereal	(3)	(4)
Baking Products	(7)	(6)
Snacks	1	2
Total	(9)%	(8)%

Segment operating profit grew 2 percent to $615 million in the second quarter of fiscal 2017 compared to $600 million in the same period of fiscal 2016, primarily driven by benefits from cost savings initiatives and a decrease in media and advertising expense.

Segment operating profit decreased 2 percent to $1,210 million in the six-month period ended November 27, 2016 compared to the same period of fiscal 2016, primarily driven by volume declines and the impact of the Green Giant divestiture, partially offset by a decrease in SG&A expenses, including cost savings initiatives and a decrease in media and advertising expense.

International Segment Results

International net sales were as follows:

	Quarter Ended			Six-Month Period Ended
	Nov. 27, 2016	Nov. 27, 2016 vs. Nov. 29, 2015	Nov. 29, 2015	Nov. 27, 2016	Nov. 27, 2016 vs. Nov. 29, 2015	Nov. 29, 2015
Net sales (in millions)	$1,103.3	(5) %	$1,157.2	$2,233.1	(5) %	$2,356.2

Contributions from volume growth (a)		(3) pts			(3) pts
Net price realization and mix		Flat			1 pt
Foreign currency exchange		(2) pts			(3) pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 5 percent decline in International net sales for the second quarter of fiscal 2017 was driven by declines in the Canada, Europe, and Asia/Pacific regions, partially offset by an increase in the Latin America region. These results included unfavorable foreign exchange and the divestitures of Green Giant in the Canada region, and our Venezuela subsidiary and Argentina foodservice business in the Latin America region in fiscal 2016.

The 5 percent decline in International net sales for the six-month period ended November 27, 2016 was driven by declines across all regions. These results included the impacts of unfavorable foreign exchange and fiscal 2016 divestitures.

The components of International organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 27, 2016	Nov. 27, 2016
Contributions from organic volume growth (a)	(3) pts	(3) pts
Organic net price realization and mix	2 pts	2 pts

Organic net sales growth	(1) pt	(1) pt
Foreign currency exchange	(2) pts	(3) pts
Acquisitions and divestitures (b)	(2) pts	(1) pt
Net sales growth	(5) pts	(5) pts

(a)	Measured in tons based on the stated weight of our product shipments.

(b)	Green Giant, Venezuela subsidiary, and Argentina foodservice divestitures in fiscal 2016.

The decrease in International contributions from organic volume growth for the quarter and six-month periods ended November 27, 2016 primarily reflect the impact of declines in Europe and Canada.

International net sales percentage change by region are shown in the following tables:

	Quarter Ended Nov. 27, 2016
	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant- Currency Basis (a)
Europe	(7)%	(3)%
Canada	(8)	(7)
Latin America	2	(2)
Asia/Pacific	(3)	Flat
Total	(5)%	(3)%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

	Six-Month Period Ended Nov. 27, 2016
	Percentage Change in Net Sales as Reported	Percentage Change in Net Sales on Constant Currency Basis (a)
Europe	(8)%	(4)%
Canada	(6)	(5)
Asia/Pacific	(3)	1
Latin America	(1)	Flat
Total	(5)%	(3)%

(a)	See the “Non-GAAP Measures” section below for our use of this measure.

Segment operating profit decreased 22 percent to $106 million in the second quarter of fiscal 2017 compared to $136 million in the same period of fiscal 2016. Segment operating profit decreased 19 percent to $206 million in the six-month period ended November 27, 2016, compared to $253 million in the same period of fiscal 2016. These results were primarily driven by currency-driven inflation on imported products in certain markets and the impact of the Green Giant divestiture. International segment operating profit decreased 18 percent on a constant-currency basis in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. International segment operating profit for the six-month period ended November 27, 2016, decreased 15 percent on a constant-currency basis compared to the same period of fiscal 2016 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores and Foodservice Segment Results

Convenience Stores and Foodservice net sales were as follows:

	Quarter Ended			Six-Month Period Ended
	Nov. 27, 2016	Nov. 27, 2016 vs Nov. 29, 2015	Nov. 29, 2015	Nov. 27, 2016	Nov. 27, 2016 vs Nov. 29, 2015	Nov. 29, 2015
Net sales (in millions)	$487.5	(4) %	$505.8	$933.8	(5) %	$983.5

Contributions from volume growth (a)		Flat			(1) pt
Net price realization and mix		(4) pts			(4) pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 4 percent decline in Convenience Stores and Foodservice net sales in the second quarter of fiscal 2017 was driven by market index pricing on bakery flour, partially offset by an increase in the Focus 6 platforms.

The 5 percent decline in Convenience Stores and Foodservice net sales in the six-month period ended November 27, 2016 was driven by market index pricing on bakery flour and lower volume, partially offset by an increase in the Focus 6 platforms.

The components of Convenience Stores and Foodservice organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 27, 2016	Nov. 27, 2016
Contributions from organic volume growth (a)	Flat	(1) pt
Organic net price realization and mix	(4) pts	(4) pts

Organic net sales growth	(4) pts	(5) pts
Acquisitions and divestitures	NM	NM
Net sales growth	(4) pts	(5) pts

(a)	Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 6 percent to $109 million in the second quarter of fiscal 2017 compared to $103 million in the second quarter of fiscal 2016. These results were primarily driven by cost savings initiatives, lower input costs, and higher grain merchandising earnings.

Segment operating profit increased by 11 percent to $202 million for the six-month period ended November 27, 2016 from $183 million in the same period last year. These results were primarily driven by cost savings initiatives, lower input costs, and higher grain merchandise earnings.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $19 million in the second quarter of fiscal 2017 compared to $72 million in the same period in fiscal 2016. In the second quarter of fiscal 2017, we recorded $13 million of restructuring charges and $11 million of restructuring initiative project-related costs in cost of sales compared to $22 million of restructuring charges and $16 million of restructuring initiative project-related costs in cost of sales in the same period last year. In addition, we recorded a $29 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2017 compared to an $8 million net decrease in expense in the same period last year.

Unallocated corporate expense totaled $101 million in the six-month period ended November 27, 2016, compared to $155 million in the same period last year. In the six-month period ended November 27, 2016, we recorded $26 million of restructuring charges and $25 million of restructuring initiative project-related costs compared to $44 million of restructuring charges and $29 million of restructuring initiative project-related costs in the same period last year. In addition, we recorded a $12 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 27, 2016, compared to a $10 million net decrease in expense in the same period a year ago.

LIQUIDITY

During the six-month period ended November 27, 2016, cash provided by operations was $988 million compared to $1,156 million in the same period last year. The $168 million decrease is primarily driven by a $429 million change in current assets and liabilities. The $429 million change in current assets and liabilities is primarily due to changes in other current liabilities, which was largely driven by changes in trade and advertising accruals and income taxes payable. Additionally, we recorded a $14 million loss on a divestiture in the second quarter of fiscal 2017 compared to a $199 million gain on divestiture in the same period last year.

Cash used by investing activities during the six-month period ended November 27, 2016, was $280 million, compared to cash provided by investing activities of $523 million in the same period in fiscal 2016. Investments of $318 million in land, buildings and equipment in the six-month period ended November 27, 2016 increased $25 million compared to the same period a year ago. Additionally, in the second quarter of fiscal 2016, we sold our Green Giant product lines for proceeds of $823 million.

Cash used by financing activities during the six-month period ended November 27, 2016, was $629 million compared to $1,342 million in the same period last year. We had $1,165 million of net debt issuances in the first six months of fiscal 2017 compared to $294 million of net debt payments in the same period a year ago. We paid $1,350 million in cash to repurchase common stock and paid $576 million of dividends in the first six months of fiscal 2017 compared to $537 million and $531 million, respectively, in the same period last year.

As of November 27, 2016, we had $746 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and potential acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate historical earnings from foreign jurisdictions, we intend to do so only in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Nov. 27, 2016	May 29, 2016
Notes payable	$1,421.7	$269.8
Current portion of long-term debt	1,507.6	1,103.4
Long-term debt	6,542.0	7,057.7
Total debt	9,471.3	8,430.9
Redeemable interest	801.7	845.6
Noncontrolling interests	345.2	376.9
Stockholders’ equity	4,180.6	4,930.2
Total capital	$14,798.8	$14,583.6

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 27, 2016:

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

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of November 27, 2016, we recorded Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and the redemption value of its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of November 27, 2016, the redemption value of the redeemable interest was $802 million, which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of November 27, 2016, we were in compliance with all of these covenants.

We have $1,508 million of long-term debt maturing in the next 12 months that is classified as current, including $1,000 million of 5.7 percent fixed rate notes due February 2017. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the second quarter of fiscal 2017.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016. The accounting policies used in preparing our interim fiscal 2017 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of November 27, 2016, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016, except as described in Note 14 to the Consolidated Financial Statements in Part I, Item 1 of this report.

We tested our goodwill and brand intangible assets for impairment on the first day of the second quarter of fiscal 2017. As of our annual impairment assessment date, there was no impairment of any of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Immaculate Baking brand and the Latin America reporting unit. The excess fair value above the carrying value of this brand asset and reporting unit is as follows:

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Immaculate Baking	$12.0	17%
Latin America	$523.0	15%

In addition, while having significant coverage as of our fiscal 2017 assessment date, the Progresso, Green Giant and Food Should Taste Good brand assets had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2016, the Financial Accounting Standards Board (FASB) issued new accounting requirements related to the recognition of income taxes resulting from intra-entity transfers of assets other than inventory. This will result in the recognition of the income tax consequences resulting from the intra-entity transfer of assets in our Consolidated Statements of Earnings in the period of the transfer. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019. Early adoption is permitted. We are in the process of analyzing the impact on our results of operations and financial position.

In March 2016, the FASB issued new accounting requirements for the accounting and presentation of stock-based payments. This will result in realized windfall and shortfall tax benefits upon exercise or vesting of stock-based awards being recorded in our Consolidated Statements of Earnings in addition to other presentation changes. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, which for us is the first quarter of fiscal 2018. Early adoption is permitted. We are in the process of analyzing the impact on our results of operations and financial position.

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

Our fiscal 2017 outlook for adjusted operating profit margin is a non-GAAP financial measure that excludes, or has otherwise been adjusted for, items impacting comparability, including the effect of restructuring charges, project-related costs, mark-to-market effects, and divestitures. We are not able to reconcile this forward-looking non-GAAP financial measure to its most directly comparable forward-looking GAAP financial measure without unreasonable efforts because we are unable to predict with a reasonable degree of certainty the actual impact of changes in commodity prices or the timing of divestitures, and restructuring actions throughout fiscal 2017. The unavailable information could have a significant impact on our fiscal 2017 GAAP financial results.

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

Constant-currency total segment operating profit growth is calculated as follows:

	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Segment Operating Profit on a Constant-Currency Basis
Quarter Ended Nov. 27, 2016	(1)%	(1	)pt	Flat
Six-Month Period Ended Nov. 27, 2016	(3)%	(1	)pt	(2)%

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

	Quarter Ended
	Nov. 27, 2016		Nov. 29, 2015
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$768.9	18.7%	$905.7	20.5%
Mark-to-market effects (a)	(29.1)	(0.7)%	(7.7)	(0.2)%
Restructuring charges (b)	41.8	1.0%	83.1	1.9%
Project-related costs (b)	11.1	0.3%	16.2	0.3%
Divestitures loss (gain) (c)	13.5	0.3%	(199.1)	(4.5)%
Adjusted operating profit	$806.2	19.6%	$798.2	18.0%

	Six-Month Period Ended
In Millions	Nov. 27, 2016		Nov. 29, 2015
Comparisons as a % of Net Sales	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$1,414.7	17.6%	$1,589.0	18.4%
Mark-to-market effects (a)	(12.5)	(0.1)%	(10.4)	(0.1)%
Restructuring costs (b)	114.3	1.4%	165.0	1.9%
Project-related costs (b)	24.9	0.3%	29.3	0.3%
Divestitures loss (gain) (c)	13.5	0.2%	(199.1)	(2.3)%
Adjusted operating profit	$1,554.9	19.4%	$1,573.8	18.2%

(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Quarter Ended			Six-Month Period Ended
Per Share Data	Nov. 27, 2016	Nov. 29, 2015	Change	Nov. 27, 2016	Nov. 29, 2015	Change
Diluted earnings per share, as reported	$0.80	$0.87	(8)%	$1.47	$1.56	(6)%
Mark-to-market effects (a)	(0.03)	(0.01)		(0.01)	(0.01)
Divestitures loss (gain) (b)	0.01	(0.14)		0.01	(0.14)
Restructuring costs (c)	0.05	0.08		0.13	0.17
Project-related costs (c)	0.02	0.02		0.03	0.03

Diluted earnings per share, excluding certain items affecting comparability	$0.85	$0.82	4%	$1.63	$1.61	1%

Foreign currency exchange impact			(1)%			(1)%

Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			5%			2%

(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

After-tax earnings from joint ventures growth rate on a constant-currency basis is calculated as follows:

	Percentage Change in After- tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange	Percentage Change in After- tax Earnings from Joint Ventures on Constant- Currency Basis
Quarter Ended Nov. 27, 2016	28%	1pts	27%
Six-Month Period Ended Nov. 27, 2016	10%	2pts	8%

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

Net sales growth rates for our International segment on a constant-currency basis are calculated as follows:

	Quarter Ended Nov. 27, 2016
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Europe	(7)%	(4	)pts	(3)%
Canada	(8)	(1)		(7)
Latin America	2	4		(2)
Asia/Pacific	(3)	(3)		Flat
Total International	(5)%	(2	)pts	(3)%

	Six-Month Period Ended Nov. 27, 2016
	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Europe	(8)%	(4	)pts	(4)%
Canada	(6)	(1)		(5)
Asia/Pacific	(3)	(4)		1
Latin America	(1)	(1)		Flat
Total International	(5)%	(2	)pts	(3)%

Constant-Currency International Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of the International segment by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

International segment operating profit growth rates on a constant-currency basis are calculated as follows:

	Percentage Change in International Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in International Segment Operating Profit on Constant-Currency Basis
Quarter Ended Nov. 27, 2016	(22)%	(4	)pts	(18)%
Six-Month Period Ended Nov. 27, 2016	(19)%	(4	)pts	(15)%

Effective Income Tax Rate Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing the effective tax rate excluding certain items affecting comparability and presents the income tax effects of certain items affecting comparability.

Effective income tax rates excluding certain items affecting comparability are calculated as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 27, 2016		Nov. 29, 2015		Nov. 27, 2016		Nov. 29, 2015
In Millions	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$693.4	$227.4	$831.9	$311.5	$1,265.3	$404.0	$1,439.9	$510.1
Mark-to-market effects (b)	(29.1)	(10.7)	(7.7)	(2.8)	(12.5)	(4.6)	(10.4)	(3.8)
Restructuring charges (c)	41.8	11.5	83.1	30.3	114.3	35.7	165.0	53.9
Project-related costs (c)	11.1	4.0	16.2	5.9	24.9	9.0	29.3	10.8
Divestitures loss (gain) (d)	13.5	4.3	(199.1)	(111.0)	13.5	4.3	(199.1)	(111.0)
As adjusted	$730.7	$236.5	$724.4	$233.9	$1,405.5	$448.4	$1,424.7	$460.0

Effective tax rate:
As reported		32.8%		37.4%		31.9%		35.4%
As adjusted		32.4%		32.3%		31.9%		32.3%
Sum of adjustment to income taxes		$9.1		$(77.6)		$44.4		$(50.1)
Average number of common shares - diluted EPS		599.7		612.4		606.0		614.1
Impact of income tax adjustments on diluted EPS excluding certain items affecting comparability		$0.02		$(0.13)		$0.07		$(0.08)

(a)	Earnings before income taxes and after-tax earnings from joint ventures.

(b)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Focus 6 platforms. The Focus 6 platforms for the Convenience Stores and Foodservice segment consist of cereal, yogurt, snacks, frozen meals, biscuits, and baking mixes.

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

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of November 27, 2016 was $25 million, $21 million, $2 million, and $1 million, respectively. During the six-month period ended November 27, 2016, the interest rate, foreign exchange, and commodity value-at-risk decreased by $8 million, $7 million, and $1 million, respectively, while the equity value-at-risk was flat compared to this measure as of May 29, 2016. The value-at-risk for interest rate and foreign exchange decreased due to lower volatility, while value-at-risk for commodity positions was up due to higher market volatility. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 29, 2016.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 27, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 27, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended November 27, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
August 29, 2016-
October 2, 2016	5,693,414	$67.52	5,693,414	64,461,405
October 3, 2016-
October 30, 2016	5,086,196	62.08	5,086,196	59,375,209
October 31, 2016-
November 27, 2016	4,071,840	61.40	4,071,840	55,303,369
Total	14,851,450	$63.98	14,851,450	55,303,369

(a)	The total number of shares purchased includes: (i) shares purchased on the open market; and (ii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

10.1	2016 Compensation Plan for Non-Employee Directors.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 27, 2016, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date December 20, 2016	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller
(Principal Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

10.1	2016 Compensation Plan for Non-Employee Directors.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 27, 2016, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.