Form 10-Q
period 2017-02-26
GENERAL MILLS INC
filed 2017-03-21
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 26, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of March 14, 2017: 576,135,402 (excluding 178,477,926 shares held in the treasury).

General Mills, Inc.

Table of Contents

		Page
PART I – Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Earnings for the quarters and nine-month periods ended February 26, 2017 and February 28, 2016	3
	Consolidated Statements of Comprehensive Income for the quarters and nine-month periods ended February 26, 2017 and February 28, 2016	4
	Consolidated Balance Sheets as of February 26, 2017, and May 29, 2016	5
	Consolidated Statements of Total Equity and Redeemable Interest for the nine-month period ended February 26, 2017 and the fiscal year ended May 29, 2016	6
	Consolidated Statements of Cash Flows for the nine-month periods ended February 26, 2017 and February 28, 2016	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits	45

Signatures		46

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Nine-Month Period Ended
	Feb. 26, 2017	Feb. 28, 2016	Feb. 26, 2017	Feb. 28, 2016
Net sales	$3,793.2	$4,002.4	$11,813.2	$12,635.2

Cost of sales	2,485.5	2,644.9	7,569.1	8,182.5

Selling, general, and administrative expenses	687.6	755.8	2,107.9	2,339.7

Divestitures loss (gain)	—	(1.5)	13.5	(200.6)

Restructuring, impairment, and other exit costs	77.6	16.9	165.5	138.3

Operating profit	542.5	586.3	1,957.2	2,175.3

Interest, net	76.4	77.2	225.8	226.3

Earnings before income taxes and after-tax earnings from joint ventures	466.1	509.1	1,731.4	1,949.0

Income taxes	107.0	157.6	511.0	667.7

After-tax earnings from joint ventures	11.1	16.2	65.1	65.1

Net earnings, including earnings attributable to redeemable and noncontrolling interests	370.2	367.7	1,285.5	1,346.4

Net earnings attributable to redeemable and noncontrolling interests	12.4	6.0	36.9	28.6

Net earnings attributable to General Mills	$357.8	$361.7	$1,248.6	$1,317.8

Earnings per share - basic	$0.62	$0.61	$2.12	$2.20

Earnings per share - diluted	$0.61	$0.59	$2.08	$2.15

Dividends per share	$0.48	$0.44	$1.44	$1.32

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Nine-Month Period Ended
	Feb. 26, 2017	Feb. 28, 2016	Feb. 26, 2017	Feb. 28, 2016

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$370.2	$367.7	$1,285.5	$1,346.4

Other comprehensive income (loss), net of tax:

Foreign currency translation	113.7	(39.9)	88.4	(252.4)

Other fair value changes:

Securities	0.5	(0.2)	0.8	(0.2)

Hedge derivatives	(4.9)	19.0	42.4	29.4

Reclassification to earnings:

Hedge derivatives	(8.7)	(3.7)	(19.3)	(3.3)

Amortization of losses and prior service costs	29.9	31.0	92.3	97.8

Other comprehensive income (loss), net of tax	130.5	6.2	204.6	(128.7)

Total comprehensive income	500.7	373.9	1,490.1	1,217.7

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	16.4	20.1	(20.3)	4.1

Comprehensive income attributable to General Mills	$484.3	$353.8	$1,510.4	$1,213.6

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Feb. 26, 2017	May 29, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$899.1	$763.7
Receivables	1,427.5	1,360.8
Inventories	1,461.0	1,413.7
Prepaid expenses and other current assets	340.4	399.0

Total current assets	4,128.0	3,937.2

Land, buildings, and equipment	3,575.2	3,743.6
Goodwill	8,705.8	8,741.2
Other intangible assets	4,499.7	4,538.6
Other assets	761.6	751.7

Total assets	$21,670.3	$21,712.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,855.3	$2,046.5
Current portion of long-term debt	604.7	1,103.4
Notes payable	1,942.0	269.8
Other current liabilities	1,341.5	1,595.0

Total current liabilities	5,743.5	5,014.7

Long-term debt	7,176.4	7,057.7
Deferred income taxes	1,547.7	1,399.6
Other liabilities	1,930.0	2,087.6

Total liabilities	16,397.6	15,559.6

Redeemable interest	869.2	845.6

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,129.8	1,177.0
Retained earnings	13,008.8	12,616.5
Common stock in treasury, at cost, shares of 178.5 and 157.8	(7,800.3)	(6,326.6)
Accumulated other comprehensive loss	(2,350.4)	(2,612.2)

Total stockholders’ equity	4,063.4	4,930.2

Noncontrolling interests	340.1	376.9

Total equity	4,403.5	5,307.1

Total liabilities and equity	$21,670.3	$21,712.3

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 31, 2015	754.6	$75.5	$1,296.7	(155.9)	$(6,055.6)	$11,990.8	$(2,310.7)	$396.0	$5,392.7	$778.9
Total comprehensive income (loss)						1,697.4	(301.5)	11.2	1,407.1	30.3
Cash dividends declared ($1.78 per share)						(1,071.7)			(1,071.7)
Shares purchased				(10.7)	(606.7)				(606.7)
Stock compensation plans (includes income tax benefits of $94.1)			(46.3)	8.8	335.7				289.4
Unearned compensation related to restricted stock unit awards			(63.3)						(63.3)
Earned compensation			84.8						84.8
Increase in redemption value of redeemable interest			(91.5)						(91.5)	91.5
Acquisition of interest in subsidiary			(3.4)					(1.1)	(4.5)
Distributions to noncontrolling and redeemable interest holders								(29.2)	(29.2)	(55.1)
Balance as of May 29, 2016	754.6	75.5	1,177.0	(157.8)	(6,326.6)	12,616.5	(2,612.2)	376.9	5,307.1	845.6
Total comprehensive income (loss)						1,248.6	261.8	(5.0)	1,505.4	(15.3)
Cash dividends declared ($1.44 per share)						(856.3)			(856.3)
Shares purchased				(25.4)	(1,650.9)				(1,650.9)
Stock compensation plans (includes income tax benefits of $65.1)			20.9	4.7	177.2				198.1
Unearned compensation related to restricted stock unit awards			(77.9)						(77.9)
Earned compensation			76.4						76.4
Increase in redemption value of redeemable interest			(66.6)						(66.6)	66.6
Distributions to noncontrolling and redeemable interest holders								(31.8)	(31.8)	(27.7)
Balance as of Feb. 26, 2017	754.6	$75.5	$1,129.8	(178.5)	$(7,800.3)	$13,008.8	$(2,350.4)	$340.1	$4,403.5	$869.2

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Nine-Month Period Ended
	Feb. 26, 2017	Feb. 28, 2016
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,285.5	$1,346.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	448.3	441.2
After-tax earnings from joint ventures	(65.1)	(65.1)
Distributions of earnings from joint ventures	43.7	38.6
Stock-based compensation	76.4	71.7
Deferred income taxes	140.1	37.7
Tax benefit on exercised options	(65.1)	(57.2)
Pension and other postretirement benefit plan contributions	(34.0)	(35.2)
Pension and other postretirement benefit plan costs	26.9	88.2
Divestitures loss (gain)	13.5	(200.6)
Restructuring, impairment, and other exit costs	141.1	83.0
Changes in current assets and liabilities	(404.0)	206.0
Other, net	(48.6)	(92.2)

Net cash provided by operating activities	1,558.7	1,862.5

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(475.2)	(477.6)
Acquisitions, net of cash acquired	—	(84.0)
Investments in affiliates, net	4.8	63.7
Proceeds from disposal of land, buildings, and equipment	1.2	4.5
Proceeds from divestitures	17.5	825.8
Exchangeable note	13.0	19.5
Other, net	14.7	(16.8)

Net cash (used) provided by investing activities	(424.0)	335.1

Cash Flows - Financing Activities
Change in notes payable	1,681.3	54.8
Issuance of long-term debt	750.0	542.9
Payment of long-term debt	(1,003.0)	(1,000.3)
Proceeds from common stock issued on exercised options	90.5	103.0
Tax benefit on exercised options	65.1	57.2
Purchases of common stock for treasury	(1,650.9)	(601.8)
Dividends paid	(856.3)	(794.6)
Distributions to noncontrolling and redeemable interest holders	(59.5)	(81.7)

Net cash used by financing activities	(982.8)	(1,720.5)

Effect of exchange rate changes on cash and cash equivalents	(16.5)	(28.6)

Increase in cash and cash equivalents	135.4	448.5
Cash and cash equivalents - beginning of year	763.7	334.2

Cash and cash equivalents - end of period	$899.1	$782.7

Cash Flow from changes in current assets and liabilities:
Receivables	$(75.1)	$(48.7)
Inventories	(42.1)	(89.3)
Prepaid expenses and other current assets	53.3	(2.6)
Accounts payable	(100.4)	75.9
Other current liabilities	(239.7)	270.7

Changes in current assets and liabilities	$(404.0)	$206.0

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended February 26, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2017.

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

(2) Divestitures

During the second quarter of fiscal 2017, we sold our Martel, Ohio manufacturing facility in our Convenience Stores & Foodservice segment and simultaneously entered into a co-packing arrangement with the purchaser. We received $17.5 million in cash, and recorded a pre-tax loss of $13.5 million.

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

(3) Restructuring Initiatives

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges related to these activities were as follows:

	Quarter Ended Feb. 26, 2017					Quarter Ended Feb. 28, 2016
In Millions	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total
Global reorganization	$67.4	$—	$—	$5.7	$73.1	$—	$—	$—	$—	$—
Closure of Melbourne, Australia plant	—	—	5.6	0.1	5.7	—	—	—	—	—
Restructuring of certain international product lines	0.6	1.6	—	0.1	2.3	—	—	—	—	—
Closure of Vineland, New Jersey plant	—	0.4	7.1	0.2	7.7	—	—	—	—	—
Project Compass	(1.4)	—	—	—	(1.4)	(0.9)	—	—	0.1	(0.8)
Project Century	0.2	1.7	3.4	1.8	7.1	7.4	10.4	17.0	9.1	43.9
Project Catalyst	—	—	—	—	—	(8.9)	—	—	—	(8.9)
Combination of certain operational facilities	(0.5)	—	—	—	(0.5)	—	—	—	—	—
Total	$66.3	$3.7	$16.1	$7.9	$94.0	$(2.4)	$10.4	$17.0	$9.2	$34.2

	Nine-Month Period Ended Feb. 26, 2017					Nine-Month Period Ended Feb. 28, 2016
In Millions	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total
Global reorganization	$67.4	$—	$—	$5.7	$73.1	$—	$—	$—	$—	$—
Closure of Melbourne, Australia plant	11.3	—	6.3	0.1	17.7	—	—	—	—	—
Restructuring of certain international product lines	7.0	37.4	(0.3)	1.5	45.6	—	—	—	—	—
Closure of Vineland, New Jersey plant	12.3	5.4	16.1	1.8	35.6	—	—	—	—	—
Project Compass	(1.4)	—	0.2	0.8	(0.4)	46.2	—	—	6.6	52.8
Project Century	0.7	9.8	18.0	8.7	37.2	35.5	22.9	59.6	37.1	155.1
Project Catalyst	—	—	—	—	—	(8.7)	—	—	—	(8.7)
Combination of certain operational facilities	(0.5)	—	—	—	(0.5)	—	—	—	—	—
Total	$96.8	$52.6	$40.3	$18.6	$208.3	$73.0	$22.9	$59.6	$43.7	$199.2

In the third quarter of fiscal 2017, we approved restructuring actions designed to better align our organizational structure with our strategic initiatives. In connection with these actions, we expect to eliminate approximately 400 to 600 positions. We expect to incur approximately $80 million of net expenses relating to these actions, all of which will be cash. We recorded $73.1 million of restructuring charges in the third quarter of fiscal 2017 relating to these actions. We expect these actions to be completed by the end of fiscal 2018.

In the second quarter of fiscal 2017, we notified the employees and their representatives of our decision to close our pasta manufacturing facility in Melbourne, Australia in our Europe & Australia segment to improve our margin structure. This action will affect approximately 350 positions, and we expect to incur approximately $34 million of net expenses relating to this action, most of which will be non-cash. We recorded $5.7 million of restructuring charges in the third quarter of fiscal 2017 and $17.7 million in the nine-month period ended February 26, 2017 relating to this action. We expect these actions to be completed by the end of fiscal 2019.

In the first quarter of fiscal 2017, we announced a plan to restructure certain product lines in our Asia & Latin America segment. To eliminate excess capacity, we closed our snacks manufacturing facility in Marília, Brazil and ceased production operations for meals and snacks at our facility in São Bernardo do Campo, Brazil. We ceased production of certain underperforming snack products at our facility in Nanjing, China. These and other actions will affect approximately 420 positions in our Brazilian operations and approximately 440 positions in our Greater China operations. We expect to incur approximately $38 million of net expenses of which approximately $4 million will be cash. We recorded $2.3 million of restructuring charges in the third quarter of fiscal 2017 and $45.6 million in the nine-month period ended February 26, 2017 relating to this action. We expect these actions to be completed by the end of fiscal 2018.

In the first quarter of fiscal 2017, we approved a plan to close our Vineland, New Jersey facility to eliminate excess soup capacity in our North America Retail segment. This action will affect approximately 370 positions, and we expect to incur approximately $65 million of net expenses, of which approximately $18 million will be cash. We recorded $7.7 million of restructuring charges in the third quarter of fiscal 2017 and $35.6 million in the nine-month period ended February 26, 2017 relating to this action. We expect this action to be completed by the end of fiscal 2019.

In the first quarter of fiscal 2016, we approved Project Compass, a restructuring plan designed to enable our international operations to accelerate long-term growth through increased organizational effectiveness and reduced administrative expense. In connection with this project, we eliminated 749 positions. We incurred $54.3 million of net expenses, all of which was cash. In the third quarter of fiscal 2017, we reduced the estimate of charges related to this action by $1.4 million. We recorded $52.8 million of restructuring charges in the nine-month period ended February 28, 2016 related to this action. This action was completed in the third quarter of fiscal 2017.

Project Century (Century) began in fiscal 2015 and was a review of our manufacturing and distribution network to streamline operations and identify potential capacity reductions. As part of Century, in the second quarter of fiscal 2016, we notified the employees and their representatives of our decision to close the dough and dry mix manufacturing facility in our Europe & Australia segment supply chain located in Berwick, United Kingdom. This action affected 265 positions, and we incurred $32 million of net expenses related to this action, of which $12 million was cash. We recorded $1.2 million of restructuring charges in the nine-month period ended February 26, 2017 and $17.7 million in the nine-month period ended February 28, 2016 related to this action. This action was completed in fiscal 2017.

As part of Century, in the first quarter of fiscal 2016, we approved a restructuring plan to close our cereal and dry dinner manufacturing plant in West Chicago, Illinois in our North America Retail segment supply chain. This action will affect approximately 500 positions, and we expect to incur approximately $105 million of net expenses relating to this action, of which approximately $44 million will be cash. We recorded $6.7 million of restructuring charges in the third quarter of fiscal 2017 and $19.6 million in the nine-month period ended February 26, 2017 relating to this action. We recorded $8.2 million in the third quarter of fiscal 2016 and $72.2 million in the nine-month period ended February 28, 2016 relating to this action. We expect this action to be completed by the end of fiscal 2018.

As part of Century, in the first quarter of fiscal 2016, we approved a restructuring plan to close our snacks manufacturing facility in Joplin, Missouri in our North America Retail segment supply chain. This action affected approximately 120 positions, and we incurred $6.6 million of net expenses relating to this action, including $0.6 million in the third quarter of fiscal 2016 and $8.4 million in the nine-month period ended February 28, 2016, of which less than $1 million was cash. This action was completed in fiscal 2016.

In addition, we recorded restructuring charges of $0.4 million in the third quarter of fiscal 2017, $17.4 million in the third quarter of fiscal 2016, $16.4 million in the nine-month period ended February 26, 2017, and $56.8 million in the nine-month period ended February 28, 2016 relating to other Century actions previously announced.

During the nine-month period ended February 26, 2017, we paid $67.1 million in cash relating to restructuring initiatives.

In addition to restructuring charges, we recorded $11.5 million of project-related costs in cost of sales in the third quarter of fiscal 2017, $10.1 million in the third quarter of fiscal 2016, $36.4 million in the nine-month period ended February 26, 2017 and $39.4 million in the nine-month period ended February 28, 2016. We paid $11.5 million in cash in the third quarter of fiscal 2017 for project-related costs. We expect to incur approximately $17.1 million of project-related costs in future periods related to our restructuring initiatives.

Restructuring charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 26, 2017	Feb. 28, 2016	Feb. 26, 2017	Feb. 28, 2016
Cost of sales	$16.4	$17.3	$42.8	$60.9
Restructuring, impairment, and other exit costs	77.6	16.9	165.5	138.3
Total restructuring charges	94.0	34.2	208.3	199.2

Project-related costs classified in cost of sales	$11.5	$10.1	$36.4	$39.4

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 29, 2016	$73.6	$1.5	$1.5	$76.6
Fiscal 2017 charges, including foreign currency translation	97.4	0.9	8.3	106.6
Utilized in fiscal 2017	(54.5)	(1.6)	(6.5)	(62.6)
Reserve balance as of Feb. 26, 2017	$116.5	$0.8	$3.3	$120.6

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Feb. 26, 2017	May 29, 2016
Goodwill	$8,705.8	$8,741.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,143.7	4,147.5
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	514.4	536.9
Less accumulated amortization	(158.4)	(145.8)
Intangible assets subject to amortization, net	356.0	391.1
Other intangible assets	4,499.7	4,538.6
Total	$13,205.5	$13,279.8

Based on the carrying value of finite-lived intangible assets as of February 26, 2017, annual amortization expense for each of the next five fiscal years is estimated to be approximately $27 million.

During the third quarter of fiscal 2017, we announced a new global organization structure to streamline our leadership, enhance global scale, and drive improved operational agility to maximize our growth capabilities. As a result of this global reorganization, we reassessed our operating segments as well as our reporting units. Under our new organization structure, our chief operating decision maker assesses performance and makes decisions about resources to be allocated to our segments at the North America Retail, Convenience Stores & Foodservice, Europe & Australia, and Asia & Latin America operating segment level. See Note 15 for additional information on our operating segments. Our reporting units were unchanged with the exception of combining our former U.S. Meals and U.S. Baking reporting units into a single reporting unit.

The changes in the carrying amount of goodwill during fiscal 2017 were as follows:

In Millions	North America Retail	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 29, 2016	$6,410.3	$921.1	$716.5	$287.1	$406.2	$8,741.2
Divestiture	—	(2.3)	—	—	—	(2.3)
Other activity, primarily foreign currency translation	(0.6)	—	(50.2)	37.9	(20.2)	(33.1)
Balance as of Feb. 26, 2017	$6,409.7	$918.8	$666.3	$325.0	$386.0	$8,705.8

The changes in the carrying amount of other intangible assets during fiscal 2017 were as follows:

In Millions	Total
Balance as of May 29, 2016	$4,538.6
Other activity, primarily foreign currency translation	(38.9)
Balance as of Feb. 26, 2017	$4,499.7

Our annual goodwill intangible asset test was performed on the first day of the second quarter of fiscal 2017 and we determined there was no impairment of our goodwill intangible assets as their related fair values were substantially in excess of the carrying values, except for the Latin America reporting unit. We did not consider the new organization structure to be a triggering event requiring a subsequent goodwill impairment test as our reporting units remain unchanged, with the exception of combining the former U.S. Meals and U.S. Baking reporting units.

Our indefinite-lived intangible asset test was performed on the first day of the second quarter of fiscal 2017. As of the assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values, except for the Immaculate Baking brand intangible asset.

The excess fair value above the carrying value of the Latin America reporting unit and the Immaculate Baking brand intangible asset is as follows:

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Latin America	$523.0	15%
Immaculate Baking	$12.0	17%

In addition, while having significant coverage as of our fiscal 2017 assessment date, the Progresso, Green Giant, and Food Should Taste Good brand intangible assets had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

(5) Inventories

The components of inventories were as follows:

In Millions	Feb. 26, 2017	May 29, 2016
Raw materials and packaging	$369.3	$397.3
Finished goods	1,191.1	1,163.1
Grain	93.3	72.6
Excess of FIFO over LIFO cost	(192.7)	(219.3)
Total	$1,461.0	$1,413.7

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

Unallocated corporate items for the quarters and nine-month periods ended February 26, 2017, and February 28, 2016 included:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 26, 2017	Feb. 28, 2016	Feb. 26, 2017	Feb. 28, 2016
Net gain (loss) on mark-to-market valuation of certain commodity positions	$—	$(42.7)	$(15.9)	$(96.7)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	4.0	39.8	27.7	101.9
Net mark-to-market revaluation of certain grain inventories	4.2	(4.4)	8.9	(2.1)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$8.2	$(7.3)	$20.7	$3.1

As of February 26, 2017, the net notional value of commodity derivatives was $279.1 million, of which $57.9 million related to energy inputs and $221.2 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

In advance of planned debt financing, during the third quarter of fiscal 2016 and the first quarter of fiscal 2017, we entered into $400 million and $100 million, respectively, of treasury locks due February 15, 2017 with an average fixed rate of 2.0 percent. All of these treasury locks were cash settled for $17.2 million during the third quarter of fiscal 2017, concurrent with the issuance of our $750.0 million 10-year fixed-rate notes.

As of February 26, 2017, the net notional value of foreign exchange derivatives was $871.0 million.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of February 26, 2017, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to a third party service that allows them to view our scheduled payments online. The third party service also allows suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third party, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 26, 2017, $563.0 million of our total accounts payable were payable to suppliers who utilize this third party service.

(7) Debt

The components of notes payable were as follows:

In Millions	Feb. 26, 2017	May 29, 2016
U.S. commercial paper	$1,637.9	$—
Financial institutions	304.1	269.8
Total	$1,942.0	$269.8

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 26, 2017:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2021	$2.7	$—
June 2019	0.2	0.2
Total committed credit facilities	2.9	0.2
Uncommitted credit facilities	0.5	0.1
Total committed and uncommitted credit facilities	$3.4	$0.3

In fiscal 2016, we entered into a $2.7 billion fee-paid committed credit facility that is scheduled to expire in May 2021. Concurrent with the execution of this credit facility, we terminated our $1.7 billion and $1.0 billion credit facilities.

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of February 26, 2017.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $8,107.5 million and $7,781.1 million, respectively, as of February 26, 2017. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In March 2017, subsequent to the end of our fiscal third quarter, we issued €300.0 million principal amount of floating-rate notes due March 20, 2019. Interest on the notes is payable quarterly in arrears. We may redeem the notes if certain tax laws change and we would be obligated to pay additional amounts on the notes. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to repay a portion of our outstanding commercial paper.

In February 2017, we repaid $1.0 billion of 5.7 percent fixed-rate notes.

In January 2017, we issued $750.0 million principal amount of 3.2 percent fixed-rate notes due February 10, 2027. Interest on the notes is payable semi-annually in arrears. We may redeem the notes in whole, or in part, at any time at the applicable redemption price. The notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to repay a portion of our maturing long-term debt.

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

Certain of our long-term debt agreements contain restrictive covenants. As of February 26, 2017, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of February 26, 2017, the redemption value of the euro-denominated redeemable interest was $869.2 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $189.5 million for the nine-month period ended February 26, 2017 and $213.5 million for the nine-month period ended February 28, 2016.

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

Our noncontrolling interests contain restrictive covenants. As of February 26, 2017, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Feb. 26, 2017					Feb. 28, 2016
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$357.8	$2.9	$9.5			$361.7	$1.7	$4.3
Other comprehensive income (loss):
Foreign currency translation	$109.0	$—	109.0	(0.5)	5.2	$(50.4)	$—	(50.4)	9.5	1.0
Other fair value changes:
Securities	0.7	(0.2)	0.5	—	—	(0.3)	0.1	(0.2)	—	—
Hedge derivatives	(6.2)	1.3	(4.9)	—	—	15.7	(0.2)	15.5	—	3.5
Reclassification to earnings:
Hedge derivatives (a)	(9.8)	1.8	(8.0)	—	(0.7)	(4.7)	0.9	(3.8)	—	0.1
Amortization of losses and prior service costs (b)	48.0	(18.1)	29.9	—	—	49.7	(18.7)	31.0	—	—
Other comprehensive income (loss)	$141.7	$(15.2)	126.5	(0.5)	4.5	$10.0	$(17.9)	(7.9)	9.5	4.6
Total comprehensive income			$484.3	$2.4	$14.0			$353.8	$11.2	$8.9

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Nine-Month Period Ended					Nine-Month Period Ended
	Feb. 26, 2017					Feb. 28, 2016
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,248.6	$10.7	$26.2			$1,317.8	$8.2	$20.4
Other comprehensive income (loss):
Foreign currency translation	$146.0	$—	146.0	(15.7)	(41.9)	$(223.1)	$—	(223.1)	(2.7)	(26.6)
Other fair value changes:
Securities	1.2	(0.4)	0.8	—	—	(0.3)	0.1	(0.2)	—	—
Hedge derivatives	52.5	(12.8)	39.7	—	2.7	31.0	(4.4)	26.6	—	2.8
Reclassification to earnings:
Hedge derivatives (a)	(18.4)	1.4	(17.0)	—	(2.3)	(7.0)	1.7	(5.3)	—	2.0
Amortization of losses and prior service costs (b)	148.8	(56.5)	92.3	—	—	157.1	(59.3)	97.8	—	—
Other comprehensive income (loss)	$330.1	$(68.3)	261.8	(15.7)	(41.5)	$(42.3)	$(61.9)	(104.2)	(2.7)	(21.8)
Total comprehensive income (loss)			$1,510.4	$(5.0)	$(15.3)			$1,213.6	$5.5	$(1.4)

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Feb. 26, 2017	May 29, 2016
Foreign currency translation adjustments	$(498.2)	$(644.2)
Unrealized gain (loss) from:
Securities	4.6	3.8
Hedge derivatives	(2.8)	(25.5)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,867.7)	(1,958.2)
Prior service costs	13.7	11.9
Accumulated other comprehensive loss	$(2,350.4)	$(2,612.2)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 26, 2017	Feb. 28, 2016	Feb. 26, 2017	Feb. 28, 2016
Compensation expense related to stock-based payments	$20.1	$19.1	$77.7	$73.4

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2016.

As of February 26, 2017, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $117.1 million. This expense will be recognized over 21 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month Period Ended
In Millions	Feb. 26, 2017	Feb. 28, 2016
Net cash proceeds	$90.5	$103.0
Intrinsic value of options exercised	$153.1	$141.7

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended
	Feb. 26, 2017	Feb. 28, 2016
Estimated fair values of stock options granted	$8.80	$7.24
Assumptions:
Risk-free interest rate	1.7%	2.4%
Expected term	8.5 years	8.5 years
Expected volatility	17.8%	17.6%
Dividend yield	2.9%	3.2%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 29, 2016	32,401.6	$37.09
Granted	2,446.0	66.52
Exercised	(3,980.2)	30.43
Forfeited or expired	(103.9)	57.44
Outstanding as of Feb. 26, 2017	30,763.5	$40.22	4.37	$662.9
Exercisable as of Feb. 26, 2017	21,816.9	$33.75	2.96	$602.6

Information on restricted stock and performance share unit activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 29, 2016	5,100.4	$48.60	211.4	$48.37
Granted	1,387.9	67.08	49.1	66.92
Vested	(1,610.1)	41.75	(89.6)	38.77
Forfeited	(272.4)	57.25	(8.6)	57.18
Exercisable as of Feb. 26, 2017	4,605.8	$56.07	162.3	$55.99

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Nine-Month Period Ended
In Millions	Feb. 26, 2017	Feb. 28, 2016
Total grant date fair value	$71.2	$98.4

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Nine-Month Period Ended
In Millions, Except per Share Data	Feb. 26, 2017	Feb. 28, 2016	Feb. 26, 2017	Feb. 28, 2016
Net earnings attributable to General Mills	$357.8	$361.7	$1,248.6	$1,317.8

Average number of common shares - basic EPS	580.7	595.6	589.8	599.1
Incremental share effect from: (a)
Stock options	7.8	9.6	8.5	9.9
Restricted stock, restricted stock units, and other	2.9	3.3	2.8	3.2

Average number of common shares - diluted EPS	591.4	608.5	601.1	612.2

Earnings per share - basic	$0.62	$0.61	$2.12	$2.20
Earnings per share - diluted	$0.61	$0.59	$2.08	$2.15

(a)	Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 26, 2017	Feb. 28, 2016	Feb. 26, 2017	Feb. 28, 2016
Anti-dilutive stock options, restricted stock units, and performance share units	2.4	1.2	2.2	2.7

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 26, 2017	Feb. 28, 2016	Feb. 26, 2017	Feb. 28, 2016
Shares of common stock	4.9	1.1	25.4	10.6
Aggregate purchase price	$301.0	$64.5	$1,650.9	$601.8

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Nine-Month Period Ended
In Millions	Feb. 26, 2017	Feb. 28, 2016
Net cash interest payments	$263.8	$269.6
Net income tax payments	$394.3	$421.1

(14) Retirement and Postemployment Benefits

Beginning in fiscal 2017, we changed the method used to estimate the service and interest cost components of the net periodic benefit expense for our United States and most of our international defined benefit pension, other postretirement benefit, and postemployment benefit plans. We adopted a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. This method provides a more precise measurement of service and interest costs by correlating the timing of the plans’ liability cash flows to the corresponding rate on the yield curve. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. This change does not affect the measurement of our benefit obligations related to these plans. We have accounted for this change prospectively as a change in accounting estimate beginning in the first quarter of fiscal 2017. The change in methodology resulted in a decrease in service and interest cost of approximately $17 million in the three months ended February 26, 2017 and approximately $51 million in the nine-month period ended February 26, 2017 compared to what our costs would have been under the previous method. We expect this change to result in a reduction in our service and interest cost of approximately $68 million for fiscal 2017 compared to our previous methodology. The fiscal 2017 reduction in our net periodic benefit expense as a result of this change in methodology is partially offset by a reduction in our weighted-average expected rate of return on plan assets for our principal defined benefit pension and other postretirement plans in the United States to 8.25 percent as a result of asset changes that decreased investment risk in the portfolio.

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 26, 2017	Feb. 28, 2016	Feb. 26, 2017	Feb. 28, 2016	Feb. 26, 2017	Feb. 28, 2016
Service cost	$29.9	$33.5	$3.2	$4.7	$2.2	$1.9
Interest cost	54.1	66.9	8.2	11.0	0.7	1.0
Expected return on plan assets	(121.6)	(124.2)	(12.1)	(11.5)	—	—
Amortization of losses	47.2	47.6	0.6	1.7	0.4	0.1
Amortization of prior service costs (credits)	0.6	1.2	(1.5)	(1.4)	0.2	0.6
Other adjustments	—	0.1	—	—	3.4	2.8
Net expense (income)	$10.2	$25.1	$(1.6)	$4.5	$6.9	$6.4

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 26, 2017	Feb. 28, 2016	Feb. 26, 2017	Feb. 28, 2016	Feb. 26, 2017	Feb. 28, 2016
Service cost	$89.9	$100.9	$9.4	$14.2	$6.6	$5.7
Interest cost	162.4	200.9	24.2	33.0	2.1	3.0
Expected return on plan assets	(365.1)	(372.8)	(36.3)	(34.6)	—	—
Amortization of losses	142.2	142.3	1.9	5.0	1.3	0.5
Amortization of prior service costs (credits)	1.8	3.6	(4.1)	(4.1)	0.5	1.8
Other adjustments	2.1	5.1	1.3	2.4	10.2	9.3
Settlement or curtailment losses	4.4	11.3	0.7	0.2	—	—
Net expense (income)	$37.7	$91.3	$(2.9)	$16.1	$20.7	$20.3

(15) Business Segment Information

We operate in the consumer foods industry. In the third quarter of fiscal 2017, we announced a new global organization structure to streamline our leadership, enhance global scale, and drive improved operational agility to maximize our growth capabilities. This global reorganization required us to reevaluate our operating segments. Under our new organization structure, our chief operating decision maker assesses performance and makes decisions about resources to be allocated to our operating segments as follows: North America Retail; Convenience Stores & Foodservice; Europe & Australia; and Asia & Latin America.

We have restated our net sales by segment and segment operating profit to reflect our new operating segments. These segment changes had no effect on previously reported consolidated net sales, operating profit, net earnings attributable to General Mills, or earnings per share.

Our North America Retail operating segment consists of our former U.S. Retail operating units and our Canada region. Within our North America Retail operating segment, our former U.S. Meals operating unit and U.S. Baking operating unit have been combined into one operating unit: U.S. Meals & Baking. The segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, and e-commerce grocery providers. Our product categories in this business segment are ready-to-eat cereals, refrigerated yogurt, soup, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including meal kits, granola bars, and ready-to-eat cereal.

Our Convenience Stores & Foodservice operating segment was unchanged. Our major product categories in this segment are ready-to-eat cereals, snacks, refrigerated yogurt, frozen meals, unbaked and fully baked frozen dough products, and baking mixes. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries in the United States.

Our Europe & Australia operating segment consists of our former Europe region. The segment reflects retail and foodservice businesses in the greater Europe & Australia regions. Our product categories include refrigerated yogurt, meal kits, super-premium ice cream, refrigerated and frozen dough products, shelf stable vegetables, grain snacks, and dessert and baking mixes. We also sell super-premium ice cream directly to consumers through owned retail shops. Revenues from franchise fees are reported in the region or country where the end customer is located.

Our Asia & Latin America operating segment consists of our former Asia/Pacific and Latin America regions. The segment consists of retail and foodservice businesses in the greater Asia and South America regions. Our product categories include super-premium ice cream and frozen desserts, refrigerated and frozen dough products, dessert and baking mixes, meal kits, salty and grain snacks, wellness beverages, and refrigerated yogurt. We also sell super-premium ice cream and frozen desserts directly to consumers through owned retail shops. Our Asia & Latin America segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities are reported in the region or country where the end customer is located.

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

Our operating segment results were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 26, 2017	Feb. 28, 2016	Feb. 26, 2017	Feb. 28, 2016
Net sales:
North America Retail	$2,499.0	$2,686.6	$7,804.8	$8,460.7
Convenience Stores & Foodservice	448.5	453.7	1,382.3	1,437.2
Europe & Australia	424.5	439.4	1,338.0	1,431.3
Asia & Latin America	421.2	422.7	1,288.1	1,306.0

Total	$3,793.2	$4,002.4	$11,813.2	$12,635.2

Operating profit:
North America Retail	$516.7	$552.7	$1,795.9	$1,886.0
Convenience Stores & Foodservice	93.6	90.6	295.4	273.2
Europe & Australia	42.0	33.6	127.2	143.9
Asia & Latin America	10.0	2.5	61.3	42.2

Total segment operating profit	662.3	679.4	2,279.8	2,345.3
Unallocated corporate items	42.2	77.7	143.6	232.3
Divestitures loss (gain)	—	(1.5)	13.5	(200.6)
Restructuring, impairment, and other exit costs	77.6	16.9	165.5	138.3

Operating profit	$542.5	$586.3	$1,957.2	$2,175.3

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

CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter Results

In the third quarter of fiscal 2017, operating results reflected challenging net sales performance. However, we continued progress against our cost savings and margin expansion initiatives. The net sales decline of 5 percent was driven by declining contributions from volume in the North America Retail segment which were partially offset by positive net price realization and mix. Operating profit margin of 14.3 percent was down 30 basis points from year-ago levels primarily driven by an increase in restructuring expenses. Adjusted operating profit margin increased 100 basis points to 16.9 percent, driven by the impact of cost savings and spending optimization initiatives. Diluted earnings per share of $0.61 increased 3 percent compared to the third quarter of fiscal 2016 and adjusted diluted earnings per share, which excludes certain items affecting comparability, on a constant-currency basis increased 8 percent compared to the third quarter last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the third quarter of fiscal 2017 follows:

Quarter Ended Feb. 26, 2017	In millions, except per share	Quarter Ended Feb. 26, 2017 vs. Feb. 28, 2016	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$3,793.2	(5)%
Operating profit	542.5	(7)%	14.3%
Net earnings attributable to General Mills	357.8	(1)%
Diluted earnings per share	$0.61	3%

Organic net sales growth rate (a)		(5)%
Total segment operating profit (a)	662.3	(2)%		(2)%
Adjusted operating profit margin (a)			16.9%
Diluted earnings per share, excluding certain items affecting comparability (a)	$0.72	11%		8%

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Quarter Ended
	Feb. 26, 2017	Feb. 26, 2017 vs Feb. 28, 2016	Feb. 28, 2016
Net sales (in millions)	$3,793.2	(5) %	$4,002.4

Contributions from volume growth (a)		(6) pts
Net price realization and mix		1 pt
Foreign currency exchange		Flat

(a)	Measured in tons based on the stated weight of our product shipments.

The 5 percent decline in net sales primarily reflected lower organic net sales.

Organic net sales declined 5 percent driven by organic volume declines in the North America Retail and Asia & Latin America segments, which were partially offset by positive net price realization and mix. To improve comparability of results from period to period, organic net sales exclude the impacts of foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week of results, when applicable.

Components of organic net sales growth are shown in the following table:

Quarter Ended Feb. 26, 2017 vs. Quarter Ended Feb. 28, 2016
Contributions from organic volume growth (a)	(7) pts
Organic net price realization and mix	2 pts

Organic net sales growth	(5) pts
Foreign currency exchange	Flat
Acquisitions and divestitures	Flat

Net sales growth	(5) pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales decreased $159 million from the third quarter of fiscal 2016 to $2,486 million. The decrease included a $152 million decrease attributable to lower volume and a $7 million increase attributable to product rate and mix. We recorded an $8 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2017 compared to a net increase of $7 million in the third quarter of fiscal 2016. We recorded $16 million of restructuring charges in cost of sales in the third quarter of fiscal 2017 compared to $17 million in the same period last year. We also recorded $12 million of restructuring initiative project-related costs in the third quarter of fiscal 2017 compared to $10 million in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Selling, general, and administrative (SG&A) expenses decreased $68 million to $688 million in the third quarter of fiscal 2017 compared to the same period in fiscal 2016. The decrease in SG&A expenses primarily reflects savings from cost management initiatives and an 8 percentage point decrease in media and advertising expense. SG&A expenses as a percent of net sales in the third quarter of fiscal 2017 decreased 76 basis points compared with the third quarter of fiscal 2016.

Restructuring, impairment, and other exit costs totaled $78 million in the third quarter of fiscal 2017 compared to $17 million in the same period last year.

Total charges associated with our current restructuring initiatives were as follows:

	As Reported
	Quarter Ended
	Feb. 26, 2017		Feb. 28, 2016
In Millions	Charge	Cash	Charge	Cash
Global reorganization	$73.1	$9.2	$—	$—
Closure of Melbourne, Australia plant	5.7	0.1	—	—
Restructuring of certain international product lines	2.3	0.2	—	—
Closure of Vineland, New Jersey plant	7.7	0.3	—	—
Project Compass	(1.4)	3.4	(0.8)	3.6
Project Century	7.1	8.9	43.9	24.9
Project Catalyst	—	0.6	(8.9)	11.3
Combination of certain operational facilities	(0.5)	1.1	—	1.2

Total restructuring charges (a)	94.0	23.8	34.2	41.0
Project-related costs	11.5	11.5	10.1	10.5

Restructuring charges and project-related costs	$105.5	$35.3	$44.3	$51.5

(a)	Includes $16.4 million of restructuring charges recorded in cost of sales in fiscal 2017 and $17.3 million in fiscal 2016.

For further information on these restructuring initiatives, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the third quarter of fiscal 2017 totaled $76 million, down $1 million from fiscal 2016.

The effective tax rate for the third quarter of fiscal 2017 was 23.0 percent compared to 31.0 percent for the third quarter of fiscal 2016. The 8.0 percentage point decrease was primarily due to favorable impacts of French tax legislation and other favorable discrete tax items that occurred during the third quarter of fiscal 2017. Our effective tax rate excluding certain items affecting comparability was 24.7 percent in the third quarter of fiscal 2017 compared to 30.8 percent in the third quarter of fiscal 2016 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures for the third quarter of fiscal 2017 decreased to $11 million compared to $16 million in the same quarter last fiscal year, primarily driven by an asset write-off for Cereal Partners Worldwide (CPW) and lower volume growth for Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures decreased 35 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Feb. 26, 2017 vs. Quarter Ended Feb. 28, 2016	CPW	HDJ
Contributions from volume growth (a)	3 pts	(6) pts
Net price realization and mix	1 pt	1 pt
Foreign currency exchange	(2) pts	3 pts
Net sales growth	2 pts	(2) pts

(a)	Measured in tons based on the stated weight of our product shipments.

The change in net sales for each joint venture on a constant-currency basis is set forth in the following table:

Quarter Ended Feb. 26, 2017
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
CPW	2%	(2) pts	4%
HDJ	(2)%	3 pts	(5)%
Joint Ventures	1%	(1) pt	2%

Average diluted shares outstanding decreased by 17 million in the third quarter of fiscal 2017 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Nine-Month Results

In the nine-months ended February 26, 2017, operating results reflected challenging net sales performance. However, we continued progress against our cost savings and margin expansion initiatives. The 7 percent decline in net sales was driven by declining contributions from volume in the North America Retail and Europe & Australia segments, including the impact of the divestiture of the North American Green Giant product lines (Green Giant). Operating profit margin of 16.6 percent was down 60 basis points from year-ago levels primarily driven by a gain from the Green Giant divestiture in fiscal 2016. In the nine-month period ended February 26, 2017, we made progress toward our revised fiscal 2017 adjusted operating profit margin goal of 18 percent with an increase of 110 basis points over the same period in the prior year to 18.6 percent, driven by the impact of cost savings and spending optimization initiatives. For the nine-month period ended February 26, 2017, diluted earnings per share of $2.08 decreased 3 percent compared to the same period in fiscal 2016 which included the gain from the Green Giant divestiture. Adjusted diluted earnings per share, which excludes certain items affecting comparability, on a constant-currency basis for the nine-month period ended February 26, 2017, increased 4 percent compared to the same period of fiscal 2016 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the nine-month period ended February 26, 2017 follows:

Nine-Month Period Ended Feb. 26, 2017	In millions, except per share	Nine-Month Period Ended Feb. 26, 2017 vs. Feb. 28, 2016	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$11,813.2	(7)%
Operating profit	1,957.2	(10)%	16.6%
Net earnings attributable to General Mills	1,248.6	(5)%
Diluted earnings per share	$2.08	(3)%

Organic net sales growth rate (a)		(5)%
Total segment operating profit (a)	2,279.8	(3)%		(2)%
Adjusted operating profit margin (a)			18.6%
Diluted earnings per share, excluding certain items affecting comparability (a)	$2.35	4%		4%

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Nine-Month Period Ended
	Feb. 26, 2017	Feb. 26, 2017 vs Feb. 28, 2016	Feb. 28, 2016
Net sales (in millions)	$11,813.2	(7) %	$12,635.2

Contributions from volume growth (a)		(8) pts
Net price realization and mix		2 pts
Foreign currency exchange		(1) pt

(a)	Measured in tons based on the stated weight of our product shipments.

The 7 percent decline in net sales primarily reflected lower organic net sales and the Green Giant divestiture in fiscal 2016.

Organic net sales declined 5 percent driven by volume declines in the North America Retail, Europe & Australia, and Asia & Latin America segments, which were partially offset by positive net price realization and mix. To improve comparability of results from period to period, organic net sales exclude the impacts of foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week of results, when applicable.

Components of organic net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 26, 2017 vs. Nine-Month Period Ended Feb. 28, 2016
Contributions from organic volume growth (a)	(7) pts
Organic net price realization and mix	2 pts

Organic net sales growth	(5) pts
Foreign currency exchange	(1) pt
Acquisitions and divestitures (b)	(1) pt
Net sales growth	(7) pts

(a)	Measured in tons based on the stated weight of our product shipments.

(b)	Primarily the Green Giant divestiture in fiscal 2016.

Cost of sales decreased $613 million from the nine-month period ended February 28, 2016, to $7,569 million. The decrease included a $639 million decrease attributable to lower volume and a $65 million increase attributable to product rate and mix. The impact from both volume and product rate and mix included the effects of the divestiture of Green Giant. We recorded $43 million of restructuring charges in cost of sales in the nine-month period ended February 26, 2017, compared to $61 million in the same period last year. We also recorded $36 million of restructuring initiative project-related costs in the nine-month period ended February 26, 2017 compared to $39 million in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report). We recorded a $21 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 26, 2017, compared to a net decrease of $3 million in the nine-month period ended February 28, 2016.

SG&A expenses decreased $232 million to $2,108 million in the nine-month period ended February 26, 2017, compared to the same period in fiscal 2016. The decrease in SG&A expenses primarily reflects a 17 percentage point decrease in media and advertising expense and savings from cost management initiatives. SG&A expenses as a percent of net sales in the nine-month period ended February 26, 2017 decreased 67 basis points compared with the same period of fiscal 2016.

Divestiture loss totaled $14 million from the sale of our Martel, Ohio manufacturing facility during the second quarter of fiscal 2017. Divestiture gain totaled $201 million, primarily from the sale of our Green Giant product lines during the second quarter of fiscal 2016.

Restructuring, impairment, and other exit costs totaled $165 million in the nine-month period ended February 26, 2017 compared to $138 million in the same period last year.

Total charges associated with our restructuring initiatives consisted of the following:

	Nine-Month Period Ended				Fiscal 2016 and 2015		Estimated
	Feb. 26, 2017		Feb. 28, 2016		Total		Future		Total
In Millions	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Savings (b)
Global reorganization	$73.1	$9.2	$—	$—	$—	$—	$7	$71	$80	$80
Closure of Melbourne, Australia plant	17.7	0.1	—	—	—	—	16	—	34	—
Restructuring of certain international product lines	45.6	10.6	—	—	—	—	—	(7)	38	4
Closure of Vineland, New Jersey plant	35.6	1.5	—	—	—	—	30	16	65	18
Project Compass	(0.4)	11.4	52.8	29.1	54.7	36.1	—	7	55	55
Project Century	37.2	29.5	155.1	38.0	364.4	46.3	15	66	417	142
Project Catalyst	—	1.1	(8.7)	46.9	140.9	92.8	—	25	141	94
Combination of certain operational facilities	(0.5)	3.7	—	2.2	13.3	11.0	—	—	13	15
Total restructuring charges (a)	208.3	67.1	199.2	116.2	573.3	186.2	68	178	843	408
Project-related costs	36.4	40.2	39.4	37.7	70.7	64.2	17	20	124	124
Restructuring charges and project-related costs	$244.7	$107.3	$238.6	$153.9	$644.0	$250.4	$85	$198	$967	$532	$700

(a)	Includes $42.8 million of restructuring charges recorded in cost of sales during fiscal 2017 and $60.9 million in fiscal 2016.

(b)	Cumulative annual savings targeted by fiscal 2018. Includes savings from SG&A cost reduction projects.

For further information on these restructuring initiatives, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the nine-month period ended February 26, 2017, totaled $226 million, flat to the same period of fiscal 2016.

The effective tax rate for the nine-month period ended February 26, 2017, was 29.5 percent compared to 34.3 percent for the nine-month period ended February 28, 2016. The 4.8 percentage point decrease was primarily due to significant non-deductible expenses related to the Green Giant divestiture in the second quarter of fiscal 2016, as well as favorable impacts of French tax legislation and other favorable discrete tax items that occurred during the third quarter of fiscal 2017. Our effective tax rate excluding certain items affecting comparability was 29.8 percent for the nine-month period ended February 26, 2017 compared to 31.9 percent in the nine-month period ended February 28, 2016 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures for the nine-month period ended February 26, 2017, were $65 million, flat to the same period in fiscal 2016, as favorable foreign currency exchange and lower input costs for HDJ were offset by an asset write-off and unfavorable foreign currency exchange for CPW. On a constant-currency basis, after-tax earnings from joint ventures decreased 3 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 26, 2017 vs. Nine-Month Period Ended Feb. 28, 2016	CPW	HDJ

Contributions from volume growth (a)	3 pts	3 pts

Net price realization and mix	Flat	2 pts
Foreign currency exchange	(4) pts	12 pts
Net sales growth	(1) pt	17 pts

(a)	Measured in tons based on the stated weight of our product shipments.

The change in net sales for each joint venture on a constant-currency basis is set forth in the following table:

	Nine-Month Period Ended February 26, 2017
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
CPW	(1)%	(4) pts	3%
HDJ	17%	12 pts	5%
Joint Ventures	2%	(1) pt	3%

Average diluted shares outstanding decreased by 11 million in the nine-month period ended February 26, 2017, compared to the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

SEGMENT OPERATING RESULTS

In the third quarter of fiscal 2017, we announced a new global organization structure to streamline our leadership, enhance global scale, and drive improved operational agility to maximize our growth capabilities. As a result of this global reorganization, beginning in the third quarter of fiscal 2017, we are reporting results for our four operating segments as follows: North America Retail; Convenience Stores & Foodservice; Europe & Australia; and Asia & Latin America. We have restated our net sales by segment and segment operating profit amounts to reflect our new operating segments. These segment changes had no effect on previously reported consolidated net sales, operating profit, net earnings attributable to General Mills, or earnings per share.

Our North America Retail operating segment consists of our former U.S. Retail operating units and our Canada region. Within our North America Retail operating segment, our former U.S. Meals operating unit and U.S. Baking operating unit have been combined into one operating unit: U.S. Meals & Baking. Our Europe & Australia operating segment consists of our former Europe region. Our Asia & Latin America operating segment consists of our former Asia/Pacific and Latin America regions. Our Convenience Stores & Foodservice operating segment was unchanged. For further information on our operating segments, please refer to Note 15 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

North America Retail Segment Results

North America Retail net sales were as follows:

	Quarter Ended			Nine-Month Period Ended
	Feb. 26, 2017	Feb. 26, 2017 vs Feb. 28, 2016	Feb. 28, 2016	Feb. 26, 2017	Feb. 26, 2017 vs Feb. 28, 2016	Feb. 28, 2016
Net sales (in millions)	$2,499.0	(7) %	$2,686.6	$7,804.8	(8) %	$8,460.7

Contributions from volume growth (a)		(9) pts			(12) pts
Foreign currency exchange		Flat			Flat
Net price realization and mix		2 pts			4 pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 7 percent decrease in North America Retail net sales for the quarter ended February 26, 2017 was driven by declines in the U.S. Meals & Baking, U.S. Yogurt, U.S. Snacks, and U.S. Cereal operating units, partially offset by growth in the Canada operating unit.

The 8 percent decline in North America Retail net sales for the nine-month period ended February 26, 2017 was driven by declines in the U.S. Meals & Baking, U.S. Yogurt, U.S. Cereal, and Canada operating units. The decline in net sales also includes the impact of the Green Giant divestiture from the U.S. Meals & Baking and Canada operating units in fiscal 2016.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 26, 2017	Feb. 26, 2017
Contributions from organic volume growth (a)	(10) pts	(9) pts
Organic net price realization and mix	2 pts	3 pts

Organic net sales growth	(8) pts	(6) pts
Foreign currency exchange	Flat	Flat
Acquisitions and divestitures (b)	1 pt	(2) pts
Net sales growth	(7) pts	(8) pts

(a)	Measured in tons based on the stated weight of our product shipments.

(b)	Primarily the Green Giant divestiture in fiscal 2016.

North America Retail organic net sales decreased 8 percentage points for the quarter ended February 26, 2017 and decreased 6 percentage points for the nine-month period ended February 26, 2017 compared to the same periods in the prior year, which reflect the impact of reduced marketing and trade support and increased competition in key categories.

North America Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 26, 2017	Feb. 26, 2017
U.S. Meals & Baking	(10)%	(12)%
U.S. Yogurt	(20)	(17)
U.S. Snacks	(4)	Flat
U.S. Cereal	(1)	(3)
Canada (a)	4	(3)
Total	(7)%	(8)%

(a)	On a constant currency basis, Canada net sales decreased 1 percent for the quarter ended February 26, 2017 and decreased 4 percent for the nine-month period ended February 26, 2017. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Segment operating profit decreased 7 percent to $517 million in the third quarter of fiscal 2017 compared to $553 million in the same period of fiscal 2016, primarily driven by volume declines, partially offset by a decline in media and advertising expense and benefits from cost savings initiatives. Segment operating profit decreased 7 percent on a constant-currency basis in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 5 percent to $1,796 million in the nine-month period ended February 26, 2017 compared to $1,886 million in the same period of fiscal 2016, primarily driven by volume declines, currency-driven inflation on products imported into Canada, and the impact of the Green Giant divestiture, partially offset by a decrease in SG&A expenses, including a decline in media and advertising expense and benefits from cost savings initiatives. Segment operating profit for the nine-month period ended February 26, 2017, decreased 5 percent on a constant-currency basis compared to the same period of fiscal 2016 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

	Quarter Ended			Nine-Month Period Ended
	Feb. 26, 2017	Feb. 26, 2017 vs Feb. 28, 2016	Feb. 28, 2016	Feb. 26, 2017	Feb. 26, 2017 vs Feb. 28, 2016	Feb. 28, 2016
Net sales (in millions)	$448.5	(1) %	$453.7	$1,382.3	(4) %	$1,437.2

Contributions from volume growth (a)		1 pt			Flat
Net price realization and mix		(2) pts			(4) pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 1 percent decline in Convenience Stores & Foodservice net sales in the third quarter of fiscal 2017 was driven by a decline in non-Focus 6 platforms, partially offset by an increase in the Focus 6 platforms.

The 4 percent decline in Convenience Stores & Foodservice net sales in the nine-month period ended February 26, 2017 was driven primarily by market index pricing on bakery flour, partially offset by an increase in the Focus 6 platforms.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 26, 2017	Feb. 26, 2017
Contributions from organic volume growth (a)	1 pt	Flat
Organic net price realization and mix	(2) pts	(4) pts

Organic net sales growth	(1) pt	(4) pts
Acquisitions and divestitures	NM	NM
Net sales growth	(1) pt	(4) pts

(a)	Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 3 percent to $94 million in the third quarter of fiscal 2017 compared to $91 million in the third quarter of fiscal 2016. The increase was primarily driven by benefits from cost savings initiatives and lower input costs.

Segment operating profit increased by 8 percent to $295 million for the nine-month period ended February 26, 2017 from $273 million in the same period last year. The increase was primarily driven by benefits from cost savings initiatives, lower input costs, and higher grain merchandise earnings.

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

	Quarter Ended			Nine-Month Period Ended
	Feb. 26, 2017	Feb. 26, 2017 vs. Feb. 28, 2016	Feb. 28, 2016	Feb. 26, 2017	Feb. 26, 2017 vs. Feb. 28, 2016	Feb. 28, 2016
Net sales (in millions)	$424.5	(3) %	$439.4	$1,338.0	(7) %	$1,431.3

Contributions from volume growth (a)		1 pt			(3) pts
Net price realization and mix		1 pt			1 pt
Foreign currency exchange		(5) pts			(5) pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 3 percent decline in Europe & Australia net sales for the third quarter of fiscal 2017 was driven by unfavorable foreign currency exchange, partially offset by favorable net price realization and mix and contributions from volume growth.

The 7 percent decline in Europe & Australia net sales for the nine-month period ended February 26, 2017 was driven by unfavorable foreign currency exchange and contributions from volume growth, partially offset by favorable net price realization and mix.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 26, 2017	Feb. 26, 2017
Contributions from organic volume growth (a)	1 pt	(3) pts
Organic net price realization and mix	1 pt	1 pt

Organic net sales growth	2 pts	(2) pts
Foreign currency exchange	(5) pts	(5) pts
Net sales growth	(3) pts	(7) pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 2 percent increase in Europe & Australia organic net sales growth for the third quarter of fiscal 2017 was driven by a 1 percentage point increase from contributions from organic volume growth and a 1 percentage point increase from organic net price realization.

The 2 percent decrease in Europe & Australia organic net sales growth for the nine-month period ended February 26, 2017 was primarily driven by a 3 percentage point decline from contributions from organic volume growth, which primarily reflects increased competition in key categories.

Segment operating profit increased 25 percent to $42 million in the third quarter of fiscal 2017 compared to $34 million in the same period of fiscal 2016. These results were primarily driven by favorable mix and benefits from cost savings initiatives, partially offset by unfavorable foreign currency exchange and input cost inflation. Europe & Australia segment operating profit increased 39 percent on a constant-currency basis in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 12 percent to $127 million in the nine-month period ended February 26, 2017, compared to $144 million in the same period of fiscal 2016. These results were primarily driven by unfavorable foreign currency exchange and input cost inflation, including currency-driven inflation on imported products in certain markets. Europe & Australia segment operating profit for the nine-month period ended February 26, 2017, decreased 3 percent on a constant-currency basis compared to the same period of fiscal 2016 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

	Quarter Ended			Nine-Month Period Ended
	Feb. 26, 2017	Feb. 26, 2017 vs. Feb. 28, 2016	Feb. 28, 2016	Feb. 26, 2017	Feb. 26, 2017 vs. Feb. 28, 2016	Feb. 28, 2016
Net sales (in millions)	$421.2	Flat	$422.7	$1,288.1	(1) %	$1,306.0

Contributions from volume growth (a)		Flat			Flat
Net price realization and mix		(3) pts			Flat
Foreign currency exchange		3 pts			(1) pt

(a)	Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales were flat in the third quarter of fiscal 2017 compared to the same period in the prior year as favorable foreign currency exchange and the impact of the acquisition of Laticinios Carolina Ltda. (Carolina) in fiscal 2016 were offset by the impact of the divestitures of our Venezuela subsidiary and Argentina foodservice business in fiscal 2016.

Asia & Latin America net sales declined 1 percent in the nine-month period ended February 26, 2017, primarily driven by unfavorable foreign currency exchange.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 26, 2017	Feb. 26, 2017
Contributions from organic volume growth (a)	(3) pts	(4) pts
Organic net price realization and mix	1 pt	5 pts

Organic net sales growth	(2) pts	1 pt
Foreign currency exchange	3 pts	(1) pt
Acquisitions and divestitures (b)	(1) pt	(1) pt
Net sales growth	Flat	(1) pt

(a)	Measured in tons based on the stated weight of our product shipments.
(b)	Primarily the Venezuela subsidiary divestiture, Argentina foodservice divestiture, and Carolina acquisition in fiscal 2016.

The 2 percent decrease in Asia & Latin America organic net sales for the quarter ended February 26, 2017 was primarily driven by a 3 percentage point decline in contributions from organic volume which reflects the impact of macro-economic challenges in Latin America and the restructuring of our snacks business in China.

The 1 percent increase in Asia & Latin America organic net sales for the nine-month period ended February 26, 2017 was primarily driven by a 5 percentage point increase from organic net price realization and mix primarily driven by pricing actions in the Latin America region, partially offset by a 4 percentage point decline in contributions from organic volume which reflects the impact of macro-economic challenges in Latin America and the restructuring of our snacks business in China.

Segment operating profit increased to $10 million in the third quarter of fiscal 2017 compared to $2 million in the same period of fiscal 2016. Segment operating profit increased 45 percent to $61 million in the nine-month period ended February 26, 2017, compared to $42 million in the same period of fiscal 2016. These results were primarily driven by favorable foreign currency exchange, including currency-driven deflation on imported raw materials in certain markets, and the impact of the divestitures in fiscal 2016. Asia & Latin America segment operating profit increased 316 percent on a constant-currency basis in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, and increased 48 percent on a constant-currency basis in the nine-month period ended February 26, 2017 compared to the same period in fiscal 2016 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $42 million in the third quarter of fiscal 2017 compared to $78 million in the same period in fiscal 2016. In the third quarter of fiscal 2017, we recorded $16 million of restructuring charges and $12 million of restructuring initiative project-related costs in cost of sales compared to $17 million of restructuring charges and $10 million of restructuring initiative project-related costs in cost of sales in the same period last year. In addition, we recorded an $8 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2017 compared to a $7 million net increase in expense in the same period last year. We also recorded a decrease in incentive expense in the third quarter of fiscal 2017 compared to the same period last year.

Unallocated corporate expense totaled $144 million in the nine-month period ended February 26, 2017, compared to $232 million in the same period last year. In the nine-month period ended February 26, 2017, we recorded $43 million of restructuring charges and $36 million of restructuring initiative project-related costs compared to $61 million of restructuring charges and $39 million of restructuring initiative project-related costs in the same period last year. In addition, we recorded a $21 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 26, 2017, compared to a $3 million net decrease in expense in the same period a year ago. We also recorded a decrease in incentive expense in the nine-month period ended February 26, 2017, compared to the same period last year.

LIQUIDITY

During the nine-month period ended February 26, 2017, cash provided by operations was $1,559 million compared to $1,862 million in the same period last year. The $303 million decrease is primarily driven by a $610 million change in current assets and liabilities. The $610 million change in current assets and liabilities is primarily due to changes in other current liabilities driven by changes in trade and advertising accruals due to reduced spending and income taxes payable primarily related to the Green Giant divestiture in fiscal 2016. Additionally, we recorded a $14 million loss on a divestiture during the nine-month period ended February 26, 2017 compared to a $201 million gain on divestiture during the same period last year and classified the related cash flows as investing activities.

Cash used by investing activities during the nine-month period ended February 26, 2017, was $424 million, compared to cash provided by investing activities of $335 million in the same period in fiscal 2016. Investments of $475 million in land, buildings and equipment in the nine-month period ended February 26, 2017 decreased $3 million compared to the same period a year ago. Additionally, we recorded proceeds of $823 million related to the sale of our Green Giant product lines during the nine-month period ended 2016.

Cash used by financing activities during the nine-month period ended February 26, 2017, was $983 million compared to $1,720 million in the same period last year. We had $1,428 million of net debt issuances in the first nine months of fiscal 2017 compared to $403 million of net debt payments in the same period a year ago. We paid $1,651 million in cash to repurchase common stock and paid $856 million of dividends in the first nine months of fiscal 2017 compared to $602 million and $795 million, respectively, in the same period last year.

As of February 26, 2017, we had $862 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and potential acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate historical earnings from foreign jurisdictions, we intend to do so only in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Feb. 26, 2017	May 29, 2016
Notes payable	$1,942.0	$269.8
Current portion of long-term debt	604.7	1,103.4
Long-term debt	7,176.4	7,057.7
Total debt	9,723.1	8,430.9
Redeemable interest	869.2	845.6
Noncontrolling interests	340.1	376.9
Stockholders’ equity	4,063.4	4,930.2
Total capital	$14,995.8	$14,583.6

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 26, 2017:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2021	$2.7	$—
June 2019	0.2	0.2

Total committed credit facilities	2.9	0.2
Uncommitted credit facilities	0.5	0.1
Total committed and uncommitted credit facilities	$3.4	$0.3

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

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of February 26, 2017, we recorded Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and the redemption value of its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of February 26, 2017, the redemption value of the redeemable interest was $869 million, which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of February 26, 2017, we were in compliance with all of these covenants.

We have $605 million of long-term debt maturing in the next 12 months that is classified as current, including $500 million of 1.4 percent notes due October 2017 and $100 million of 6.39 percent fixed rate medium term notes due for remarketing in February 2018. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the third quarter of fiscal 2017.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016. The accounting policies used in preparing our interim fiscal 2017 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of February 26, 2017, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016, except as described in Note 14 to the Consolidated Financial Statements in Part I, Item 1 of this report.

During the third quarter of fiscal 2017, we announced a new global organization structure to streamline our leadership, enhance global scale, and drive improved operational agility to maximize our growth capabilities. As a result of this global reorganization, we reassessed our operating segments as well as our reporting units.    Under our new organization structure, our chief operating decision maker assesses performance and makes decisions about resources to be allocated to our segments at the North America Retail, Convenience Stores & Foodservice, Europe & Australia, and Asia & Latin America operating segment level. See Note 15 to the Consolidated Financial Statements in Part 1, Item 1 of this report for additional information on our operating segments. Our reporting units were unchanged with the exception of combining our former U.S. Meals and U.S. Baking reporting units into a single reporting unit.

Our annual goodwill intangible asset test was performed on the first day of the second quarter of fiscal 2017 and we determined there was no impairment of our goodwill intangible assets as their related fair values were substantially in excess of the carrying values except for the Latin America reporting unit. We did not consider the new organization structure to be a triggering event requiring a subsequent goodwill impairment test as our reporting units remain unchanged, with the exception of combining the former U.S. Meals and U.S. Baking reporting units.

Our indefinite-lived intangible asset test was performed on the first day of the second quarter of fiscal 2017. As of the assessment date, there was no impairment of any of our indefinite-lived intangible assets as their related fair values were substantially in excess of the carrying values, except for the Immaculate Baking brand intangible asset.

The excess fair value above the carrying value of the Latin America reporting unit and the Immaculate Baking brand intangible asset is as follows:

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Latin America	$523.0	15%
Immaculate Baking	$12.0	17%

In addition, while having significant coverage as of our fiscal 2017 assessment date, the Progresso, Green Giant and Food Should Taste Good brand intangible assets had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (FASB) issued new accounting requirements related to goodwill impairment testing. The new standard eliminates the requirement to measure a goodwill impairment loss by determining the implied fair value of goodwill. Instead, goodwill impairment losses will be measured by the amount by which a reporting unit’s carrying value exceeds the reporting unit’s fair value, limited to the amount of goodwill allocated to the reporting unit. The requirements of the new standard are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, which for us is fiscal 2021. Early adoption is permitted. We intend to adopt this standard in fiscal 2018 and do not expect this guidance to have a material impact on our results of operations or financial position.

In October 2016, the FASB issued new accounting requirements related to the recognition of income taxes resulting from intra-entity transfers of assets other than inventory. This will result in the recognition of the income tax consequences resulting from the intra-entity transfer of assets in our Consolidated Statements of Earnings in the period of the transfer. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019. Early adoption is permitted. We are in the process of analyzing the impact on our results of operations and financial position.

In March 2016, the FASB issued new accounting requirements for the accounting and presentation of stock-based payments. This will result in realized windfall and shortfall tax benefits upon exercise or vesting of stock-based awards being recorded in our Consolidated Statements of Earnings instead of additional paid-in capital within our Consolidated Balance Sheets. In addition, realized windfall and shortfall tax benefits will be reclassified from financing activities to operating activities in our Consolidated Statements of Cash Flows. We recognized windfall tax benefits of $94 million in fiscal 2016, $75 million in fiscal 2015, and $69 million in fiscal 2014. These amounts may not necessarily be indicative of future amounts that may be recognized subsequent to the adoption of this new standard as windfall and shortfall tax benefits are dependent upon future stock prices, employee exercise behavior, and applicable tax rates. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, which for us is the first quarter of fiscal 2018. Early adoption is permitted.

In February 2016, the FASB issued new accounting requirements for accounting, presentation and classification of leases. This will result in most leases being capitalized as a right of use asset with a related liability on our Consolidated Balance Sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal 2020. We are in the process of evaluating lease accounting software as well as analyzing the impact on our results of operations and financial position. Based on our assessment to date, we expect this guidance will have a material impact on our Consolidated Balance Sheets due to the amount of our lease commitments.

In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard and its subsequent amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019. We are in the process of documenting the impact of the guidance on our current accounting policies and practices in order to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our revenue recognition review and are also in the process of evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure under the new guidance. In addition, we continue to assess our adoption approach. Based on our assessment to date, we do not expect this guidance to have a material impact on our results of operations or financial position.

NON-GAAP MEASURES

We have included in this report measures of financial performance that are not defined by GAAP. We believe that these measures provide useful information to investors and include these measures in other communications to investors.

For each of these non-GAAP financial measures, we are providing below a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure, an explanation of why we believe the non-GAAP measure provides useful information to investors, and any additional purposes for which we use the non-GAAP measure. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure.

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

Constant-currency total segment operating profit growth is calculated as follows:

	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Segment Operating Profit on a Constant-Currency Basis
Quarter Ended Feb. 26, 2017	(2)%	Flat		(2)%
Nine-Month Period Ended Feb. 26, 2017	(3)%	(1	)pt	(2)%

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

	Quarter Ended
	Feb. 26, 2017		Feb. 28, 2016
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$542.5	14.3%	$586.3	14.6%
Mark-to-market effects (a)	(8.2)	(0.2)%	7.3	0.2%
Restructuring charges (b)	94.0	2.5%	34.2	0.8%
Project-related costs (b)	11.5	0.3%	10.1	0.3%
Divestitures loss (gain) (c)	—	—%	(1.5)	—%
Adjusted operating profit	$639.8	16.9%	$636.4	15.9%

	Nine-Month Period Ended
	Feb. 26, 2017		Feb. 28, 2016
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$1,957.2	16.6%	$2,175.3	17.2%
Mark-to-market effects (a)	(20.7)	(0.2)%	(3.1)	—%
Restructuring costs (b)	208.3	1.8%	199.2	1.6%
Project-related costs (b)	36.4	0.3%	39.4	0.3%
Divestitures loss (gain) (c)	13.5	0.1%	(200.6)	(1.6)%
Adjusted operating profit	$2,194.7	18.6%	$2,210.2	17.5%

(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Quarter Ended			Nine-Month Period Ended
Per Share Data	Feb. 26, 2017	Feb. 28, 2016	Change	Feb. 26, 2017	Feb. 28, 2016	Change
Diluted earnings per share, as reported	$0.61	$0.59	3%	$2.08	$2.15	(3)%
Mark-to-market effects (a)	(0.01)	—		(0.02)	(0.01)
Divestitures loss (gain) (b)	—	—		0.01	(0.14)
Restructuring costs (c)	0.11	0.05		0.24	0.22
Project-related costs (c)	0.01	0.01		0.04	0.04

Diluted earnings per share, excluding certain items affecting comparability	$0.72	$0.65	11%	$2.35	$2.26	4%

Foreign currency exchange impact			3%			Flat

Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			8%			4%

(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 2 to the Consolidated Financial Statements in Part I , Item 1 of this report.

(c)	See Note 3 to the Consolidated Financial Statements in Part I , Item 1 of this report.

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

After-tax earnings from joint ventures growth rate on a constant-currency basis is calculated as follows:

	Percentage Change in After- tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange	Percentage Change in After- tax Earnings from Joint Ventures on Constant- Currency Basis
Quarter Ended Feb. 26, 2017	(32)%	3 pts	(35)%
Nine-Month Period Ended Feb. 26, 2017	Flat	3 pts	(3)%

Net Sales Growth Rates for Our Canada Operating Unit on Constant-Currency Basis

We believe that this measure of our Canada operating unit net sales provides useful information to investors because it provides transparency to the underlying performance for the Canada operating unit within our North America Retail segment by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Feb. 26, 2017	4%	5 pts	(1)%
Nine-Month Period Ended Feb. 26, 2017	(3)%	1 pt	(4)%

Constant-Currency Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Feb. 26, 2017
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant- Currency Basis
North America Retail	(7)%	Flat		(7)%
Europe & Australia	25	(14	) pts	39
Asia & Latin America	302%	(14	) pts	316%

	Nine-Month Period Ended Feb. 26, 2017
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant- Currency Basis
North America Retail	(5)%	Flat		(5)%
Europe & Australia	(12)	(9	) pts	(3)
Asia & Latin America	45%	(3	) pts	48%

Effective Income Tax Rate Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing the effective tax rate excluding certain items affecting comparability and presents the income tax effects of certain items affecting comparability.

Effective income tax rates excluding certain items affecting comparability are calculated as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 26, 2017		Feb. 28, 2016		Feb. 26, 2017		Feb. 28, 2016
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$466.1	$107.0	$509.1	$157.6	$1,731.4	$511.0	$1,949.0	$667.7
Mark-to-market effects (b)	(8.2)	(3.1)	7.3	2.7	(20.7)	(7.7)	(3.1)	(1.1)
Restructuring charges (c)	94.0	31.0	34.2	8.0	208.3	66.7	199.2	62.0
Project-related costs (c)	11.5	4.1	10.1	3.8	36.4	13.1	39.4	14.6
Divestitures loss (gain) (d)	—	—	(1.5)	—	13.5	4.3	(200.6)	(111.0)

As adjusted	$563.4	$139.0	$559.2	$172.1	$1,968.9	$587.4	$1,983.9	$632.2

Effective tax rate:
As reported		23.0%		31.0%		29.5%		34.3%
As adjusted		24.7%		30.8%		29.8%		31.9%

Sum of adjustment to income taxes		$32.0		$14.5		$76.4		$(35.5)
Average number of common shares - diluted EPS		591.4		608.5		601.1		612.2
Impact of income tax adjustments on diluted EPS excluding certain items affecting comparability		$0.05		$0.02		$0.13		$(0.06)

(a)	Earnings before income taxes and after-tax earnings from joint ventures.

(b)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Focus 6 platforms. The Focus 6 platforms for the Convenience Stores & Foodservice segment consist of cereal, yogurt, snacks, frozen meals, biscuits, and baking mixes.

Foundation businesses. Foundation businesses consist primarily of refrigerated dough, desserts, and soup in our North America Retail segment and bakery flour and frozen dough products in our Convenience Stores & Foodservice segment, as well as other product lines not included in Growth businesses.

Generally Accepted Accounting Principles (GAAP). Guidelines, procedures, and practices that we are required to use in recording and reporting accounting information in our financial statements.

Goodwill. The difference between the purchase price of acquired companies plus the fair value of any noncontrolling and redeemable interests and the related fair values of net assets acquired.

Growth businesses. Growth businesses include cereal, snack bars, the natural and organic portfolio, hot snacks, Mexican products, and yogurt in our North America Retail segment; our Europe & Australia segment; our Asia & Latin America segment; and our Focus 6 platforms in our Convenience Stores & Foodservice segment.

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

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of February 26, 2017 was $27 million, $21 million, $2 million, and $1 million, respectively. During the nine-month period ended February 26, 2017, the interest rate, foreign exchange, and commodity value-at-risk decreased by $7 million, $6 million, and $1 million, respectively, while the equity value-at-risk was flat compared to this measure as of May 29, 2016. The value-at-risk for interest rate and foreign exchange decreased due to lower volatility, while value-at-risk for commodity positions decreased due to the lower notional amount of outstanding derivative positions. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 29, 2016.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 26, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 26, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended February 26, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
November 28, 2016-
January 1, 2017	253,143	$60.49	253,143	55,050,226

January 2, 2017-
January 29, 2017	4,618,004	61.80	4,618,004	50,432,222

January 30, 2017-
February 26, 2017	4,731	61.37	4,731	50,427,491

Total	4,875,878	$61.73	4,875,878	50,427,491

(a)	The total number of shares purchased includes: (i) shares purchased on the open market; and (ii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 26, 2017, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date March 21, 2017	/s/ Jerald A. Young
Jerald A. Young
Vice President, Controller
(Principal Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 26, 2017, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.