Form 10-K
period 2017-05-28
GENERAL MILLS INC
filed 2017-06-29
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 28, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

(763) 764-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange
Floating Rate Notes due 2020	New York Stock Exchange
2.100% Notes due 2020	New York Stock Exchange
1.000% Notes due 2023	New York Stock Exchange
1.500% Notes due 2027	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $62.30 per share as reported on the New York Stock Exchange on November 28, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter): $36,148.9 million.

Number of shares of Common Stock outstanding as of June 9, 2017: 577,099,679 (excluding 177,513,649 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

We manage and review the financial results of our business under four operating segments: North America Retail; Convenience Stores & Foodservice; Europe & Australia; and Asia & Latin America. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Item 7 of this report for a description of our segments and certain changes made to our segments in fiscal 2017. For financial information by segment and geographic area, see Note 16 to the Consolidated Financial Statements in Item 8 of this report.

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

Customers. Our primary customers are grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, e-commerce grocery providers, commercial and noncommercial foodservice distributors and operators, restaurants, and convenience stores. We generally sell to these customers through our direct sales force. We use broker and distribution arrangements for certain products and to serve certain types of customers. For further information on our customer credit and product return practices, please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this report. During fiscal 2017, Wal-Mart Stores, Inc. and its affiliates (Wal-Mart) accounted for 20 percent of our consolidated net sales and 29 percent of net sales of our North America Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. For further information on significant customers, please refer to Note 7 to the Consolidated Financial Statements in Item 8 of this report.

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

Raw materials, ingredients, and packaging. The principal raw materials that we use are grains (wheat, oats, and corn), sugar, dairy products, vegetables, fruits, meats, nuts, vegetable oils, and other agricultural products. We also use substantial quantities of carton board, corrugated, plastic and metal packaging materials, operating supplies, and energy. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. In our international operations, inputs that are not locally available in adequate supply may be imported from other countries. The cost of these inputs may fluctuate widely due to external conditions such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, and changes in governmental agricultural and energy policies and regulations. We have some long-term fixed price contracts, but the majority of our inputs are purchased on the open market. We believe that we will be able to obtain an adequate supply of needed inputs. Occasionally and where possible, we make advance purchases of items significant to our business in order to ensure continuity of operations. Our objective is to procure materials meeting both our quality standards and our production needs at price levels that allow a targeted profit margin. Since these inputs generally represent the largest variable cost in manufacturing our products, to the extent possible, we often manage the risk associated with adverse price movements for some inputs using a variety of risk management strategies. We also have a grain merchandising operation that provides us efficient access to, and more informed knowledge of, various commodity markets, principally wheat and oats. This operation holds physical inventories that are carried at net realizable value and uses derivatives to manage its net inventory position and minimize its market exposures.

RESEARCH AND DEVELOPMENT

Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business and technology areas. Research and development expenditures were $218 million in fiscal 2017, $222 million in fiscal 2016, and $229 million in fiscal 2015.

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

SEASONALITY

In general, demand for our products is evenly balanced throughout the year. However, within our North America Retail segment demand for refrigerated dough, frozen baked goods, and baking products is stronger in the fourth calendar quarter. Demand for Progresso soup is higher during the fall and winter months. Internationally, within our Europe & Australia and Asia & Latin America segments, demand for Häagen-Dazs ice cream is higher during the summer months and demand for baking mix and dough products increases during winter months. Due to the offsetting impact of these demand trends, as well as the different seasons in the northern and southern hemispheres, our international segments’ net sales are generally evenly balanced throughout the year.

BACKLOG

Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of May 28, 2017, was not material.

WORKING CAPITAL

A description of our working capital is included in the Liquidity section of MD&A in Item 7 of this report. Our product return practices are described in Note 2 to the Consolidated Financial Statements in Item 8 of this report.

EMPLOYEES

As of May 28, 2017, we had approximately 38,000 full- and part-time employees.

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

ENVIRONMENTAL MATTERS

As of May 28, 2017, we were involved with two active cleanup sites associated with the alleged or threatened release of hazardous substances or wastes located in Minneapolis, Minnesota and Moonachie, New Jersey.

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

EXECUTIVE OFFICERS

The section below provides information regarding our executive officers as of June 29, 2017:

Richard C. Allendorf, age 56, is Senior Vice President, General Counsel, and Secretary. Mr. Allendorf joined General Mills in 2001 from The Pillsbury Company. He was promoted to Vice President, Deputy General Counsel in 2010, first overseeing the legal affairs of the U.S. Retail segment and Consumer Food Sales and then, in August 2012, overseeing the legal affairs of the International segment and Global Ethics and Compliance. He was named to his present position in February 2015. Prior to joining General Mills, he practiced law with the Shearman and Sterling and Mackall, Crounse and Moore law firms. He was in finance with General Electric prior to his legal career.

John R. Church, age 51, is Executive Vice President, Supply Chain and Global Business Solutions; Chief Supply Chain Officer. Mr. Church joined General Mills in 1988 as a Product Developer in the Big G cereals division and held various positions before becoming Vice President, Engineering in 2003. In 2005, his role was expanded to include development of the Company’s strategy for the global sourcing of raw materials and manufacturing capabilities. He was named Vice President, Supply Chain Operations in 2007, Senior Vice President, Supply Chain in 2008, Executive Vice President, Supply Chain in July 2013, and to his present position in June 2017.

Peter C. Erickson, age 56, is Executive Vice President, Innovation, Technology and Quality. Mr. Erickson joined General Mills in 1994 as part of the Colombo yogurt acquisition. He has held various positions in Research & Development and became Vice President, Innovation, Technology and Quality in 2003 and Senior Vice President, Innovation, Technology and Quality in 2006. He was named to his present position in July 2013.

Olivier Faujour, age 52, is Vice President; President, Dairy Strategic Brand Unit. Mr. Faujour joined General Mills in 2010 as a Vice President and Managing Director of France, Benelux and Southern Europe. Prior to joining General Mills, Mr. Faujour held global and national leadership positions at Danone and held various marketing roles in the European and Latin America regions at Procter & Gamble. He was named to his present position in January 2017.

Jeffrey L. Harmening, age 50, is Chief Executive Officer. Mr. Harmening joined General Mills in 1994 and served in various marketing roles in the Betty Crocker, Yoplait, and Big G cereal divisions. He was named Vice President, Marketing for CPW in 2003 and a Vice President of the Big G cereal division in 2007. In 2011, he was promoted to Senior Vice President for the Big G cereal division. Mr. Harmening was appointed Senior Vice President, Chief Executive Officer of CPW in 2012. Mr. Harmening returned from CPW in May 2014 and was named Executive Vice President, Chief Operating Officer, U.S. Retail. He became President, Chief Operating Officer in July 2016, and was named to his present position in June 2017.

Christina Law, age 50, is Senior Vice President; Group President, Asia & Latin America. Ms. Law joined General Mills in November 2012 as Vice President; President, Asia, Middle East and Africa. Prior to joining General Mills, Ms. Law held various marketing and general management roles around the globe with Johnson & Johnson and Procter & Gamble. She was named to her current position in January 2017.

Donal L. Mulligan, age 56, is Executive Vice President, Chief Financial Officer. Mr. Mulligan joined General Mills in 2001 from The Pillsbury Company. He served as Vice President, Financial Operations for our International division until 2004, when he was named Vice President, Financial Operations for Operations and Technology. Mr. Mulligan was appointed Treasurer in 2006 and Senior Vice President, Financial Operations in 2007. He was elected to his present position in 2007. From 1987 to 1998, he held several international positions at PepsiCo, Inc. and YUM! Brands, Inc. Mr. Mulligan is a director of Tennant Company.

Kimberly A. Nelson, age 54, is Senior Vice President, External Relations, and President of the General Mills Foundation. Ms. Nelson joined General Mills in 1988 and has held marketing leadership roles in the Big G cereal, Snacks, and Meals divisions. She was elected Vice President; President, Snacks in 2004, Senior Vice President; President, Snacks in 2008, and Senior Vice President, External Relations in 2010. She was named President of the General Mills Foundation in 2011.

Jon J. Nudi, age 47, is Group President, North America Retail. Mr. Nudi joined General Mills in 1993 as a Sales Representative and held a variety of roles in Consumer Foods Sales. In 2005, he moved into marketing roles in the Meals division and was elected Vice President in 2007. Mr. Nudi was named Vice President; President, Snacks, in 2010, Senior Vice President, President, Europe/Australasia in June 2014 and Senior Vice President; President, U.S. Retail in September 2016. He was named to his present position in January 2017.

Shawn P. O’Grady, age 53, is Group President, Convenience Stores & Foodservice; Senior Vice President, Global Revenue Development. Mr. O’Grady joined General Mills in 1990 and held several marketing roles in the Snacks, Meals and Big G cereal divisions. He was promoted to Vice President in 1998 and held marketing positions in the Betty Crocker and Pillsbury USA divisions. In 2004, he moved into Consumer Foods Sales, becoming Vice President, President, U.S. Retail Sales in 2007, Senior Vice President, President, Consumer Foods Sales Division in 2010 and Senior Vice President, President, Sales & Channel Development in 2012. He was named to his current position in January 2017.

Kendall J. Powell, age 63, is Chairman of the Board. Mr. Powell joined General Mills in 1979 and served in a variety of positions before becoming a Vice President in 1990. He became President of the Yoplait division in 1996, President of the Big G cereal division in 1997, and Senior Vice President of General Mills in 1998. From 1999 to 2004, he served as Chief Executive Officer of CPW. He returned from CPW in 2004 and was elected Executive Vice President. Mr. Powell was elected President and Chief Operating Officer in 2006, Chief Executive Officer in 2007, and Chairman of the Board in 2008. Mr. Powell retired from his position as Chief Executive Officer in June 2017. He is a director of Medtronic plc.

Bethany Quam, age 46, is Group President, Europe & Australia. Ms. Quam joined General Mills in 1993 and held a variety of positions before becoming Vice President, Strategic Planning in 2007. She was promoted to Vice President, Field Sales, Channels in 2012, Vice President; President, Convenience Stores & Foodservice in May 2014 and Senior Vice President; President, Europe & Australia in August 2016. She was named to her current position in January 2017.

Jacqueline Williams-Roll, age 48, is Senior Vice President, Chief Human Resources Officer. Ms. Williams-Roll joined General Mills in 1995. She held human resources leadership roles in Supply Chain, Finance, Marketing and Organization Effectiveness, and she also worked a large part of her career on businesses outside of the United States. She was named Vice President, Human Resources, International in 2010, and then promoted to Senior Vice President, Human Resources Operations in September 2013. She was named to her present position in September 2014. Prior to joining General Mills, she held sales and management roles with Jenny Craig International.

Jerald A. Young, age 60, is Vice President, Controller. Mr. Young joined General Mills in 2001 from The Pillsbury Company. He was appointed Vice President of Finance for the Bakeries and Foodservice Division while at Pillsbury in 2000. Mr. Young was appointed Vice President Internal Audit in 2005 and Vice President, Supply Chain in 2008. He was named to his present position in August 2011. Mr. Young is retiring in August 2017.

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

There has been significant consolidation in the grocery industry, resulting in customers with increased purchasing power. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability and volume growth could be negatively impacted. In addition, the loss of any large customer for an extended length of time could adversely affect our sales and profits. In fiscal 2017, Wal-Mart accounted for 20 percent of our consolidated net sales and 29 percent of net sales of our North America Retail segment. For more information on significant customers, please see Note 7 to the Consolidated Financial Statements in Item 8 of this report.

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

We utilize derivatives to manage price risk for some of our principal ingredient and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), dairy products, natural gas, and diesel fuel. Changes in the values of these derivatives are recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate items outside our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are reclassified to segment operating profit. We also record our grain inventories at net realizable value. We may experience volatile earnings as a result of these accounting treatments.

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

Our ability to make, move, and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, including any potential effects of climate change, natural disaster, fire, terrorism, cyber-attack, pandemic, strikes, import/export restrictions, or other factors could impair our ability to manufacture or sell our products. Many of our product lines are manufactured at a single location. Our suppliers’ policies and practices can damage our reputation and the quality and safety of our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

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

Our success depends in part on our ability to anticipate the tastes, eating habits and purchasing behaviors of consumers and to offer products that appeal to their preferences in channels where they shop. Consumer preferences and category-level consumption may change from time to time and can be affected by a number of different trends and other factors. If we fail to anticipate, identify or react to these changes and trends, such as adapting to emerging e-commerce channels, or to introduce new and improved products on a timely basis, we may experience reduced demand for our products, which would in turn cause our revenues and profitability to suffer. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of ingredients such as sodium, trans fats, genetically modified organisms, sugar, processed wheat, or other product ingredients or attributes.

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

The willingness of consumers to purchase our products depends in part on local economic conditions. In periods of economic uncertainty, consumers may purchase more generic, private label, and other economy brands and may forego certain purchases altogether. In those circumstances, we could experience a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings. In addition, as a result of economic conditions or competitive actions, we may be unable to raise our prices sufficiently to protect margins. Consumers may also reduce the amount of food that they consume away from home at customers that purchase products from our Convenience Stores & Foodservice segment. Any of these events could have an adverse effect on our results of operations.

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

In fiscal 2017, 29 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

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

As of May 28, 2017, we had total debt, redeemable interests, and noncontrolling interests of $10.8 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:

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

As of May 28, 2017, we had $12.9 billion of goodwill and indefinite-lived intangible assets. Goodwill for each of our reporting units is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of the net assets of a reporting unit, including goodwill, to the fair value of the unit. If the fair value of the net assets of the reporting unit is less than the net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. Our Latin America and U.S. Yogurt reporting units have experienced declining business performance and we continue to monitor these businesses. While we currently believe that our goodwill is not impaired, different assumptions regarding the future performance of our businesses could result in significant impairment losses.

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

Our indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs including projected revenues from our long-range plan, assumed royalty rates which could be payable if we did not own the brands, and a discount rate. While not impaired as of May 28, 2017, the Immaculate Baking, Progresso, Green Giant, and Food Should Taste Good brands had risk of decreasing coverage. We will continue to monitor these businesses. For further information on goodwill and intangible assets, please refer to Note 6 to the Consolidated Financial Statements in Item 8 of this report.

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

As of May 28, 2017, we operated 52 facilities for the production of a wide variety of food products. Of these facilities, 27 are located in the United States (1 of which is leased), 4 in the Greater China region, 2 in the Asia/Middle East/Africa Region (1 of which is leased), 3 in Canada (2 of which are leased), 9 in Europe/Australia, and 7 in Latin America and Mexico. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

North America Retail

• Carson, California	• Irapuato, Mexico	• Buffalo, New York
• St. Hyacinthe, Canada	• Reed City, Michigan	• Cincinnati, Ohio
• Covington, Georgia	• Fridley, Minnesota	• Wellston, Ohio
• Belvidere, Illinois	• Hannibal, Missouri	• Murfreesboro, Tennessee
• Geneva, Illinois	• Vineland, New Jersey	• Milwaukee, Wisconsin
• Cedar Rapids, Iowa	• Albuquerque, New Mexico

Convenience Stores & Foodservice

• Chanhassen, Minnesota	• Joplin, Missouri

Europe & Australia

• Mt. Waverly, Australia	• Labatut, France	• Vienne, France
• Rooty Hill, Australia	• Le Mans, France	• Inofita, Greece
• Arras, France	• Moneteau, France	• San Adrian, Spain

Asia & Latin America

• Cambara, Brazil	• Paranavai, Brazil	• Kunshan, China
• Campo Nova do Pareceis, Brazil	• Pouso Alegre, Brazil	• Nashik, India
• Nova Prata, Brazil	• Sanhe, China	• Anseong-si, Korea
• Recife, Brazil	• Shanghai, China
• Ribeirao Claro, Brazil	• Guangzhou, China

We operate numerous grain elevators and mills in the United States in support of our domestic manufacturing activities. We also utilize approximately 12 million square feet of warehouse and distribution space, nearly all of which is leased, that primarily supports our North America Retail segment. We own and lease a number of dedicated sales and administrative offices around the world, totaling approximately 3 million square feet. We have additional warehouse, distribution, and office space in our plant locations.

As part of our Häagen-Dazs business in our Europe & Australia and Asia & Latin America segments, we operate 433 (all leased) and franchise 356 branded ice cream parlors in various countries around the world, all outside of the United States and Canada.

ITEM 3	Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 28, 2017, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4	Mine Safety Disclosures

None.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “GIS.” On June 9, 2017, there were approximately 31,000 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note 18 to the Consolidated Financial Statements in Item 8 of this report.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 28, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)

February 27, 2017- April 2, 2017	1,930	$60.55	1,930	50,425,561

April 3, 2017- April 30, 2017	8,885	59.01	8,885	50,416,676

May 1, 2017- May 28, 2017	144	56.60	144	50,416,532

Total	10,959	$59.25	10,959	50,416,532

(a)	The total number of shares purchased includes shares of common stock withheld for the payment of withholding taxes upon the distribution of deferred option units.
(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

ITEM 6	Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 28, 2017:

	Fiscal Year
In Millions, Except Per Share Data, Percentages and Ratios	2017	2016	2015 (a)	2014	2013
Operating data:
Net sales	$15,619.8	$16,563.1	$17,630.3	$17,909.6	$17,774.1
Gross margin (b)	5,563.8	5,829.5	5,949.2	6,369.8	6,423.9
Selling, general, and administrative expenses	2,801.3	3,118.9	3,328.0	3,474.3	3,552.3
Operating profit	2,566.4	2,707.4	2,077.3	2,957.4	2,851.8
Total segment operating profit (c)	2,952.6	2,999.5	3,035.0	3,153.9	3,222.9
Net earnings attributable to General Mills	1,657.5	1,697.4	1,221.3	1,824.4	1,855.2
Advertising and media expense	623.8	754.4	823.1	869.5	895.0
Research and development expense	218.2	222.1	229.4	243.6	237.9
Average shares outstanding:
Diluted	598.0	611.9	618.8	645.7	665.6
Earnings per share:
Diluted	$2.77	$2.77	$1.97	$2.83	$2.79
Diluted, excluding certain items affecting comparability (c)	$3.08	$2.92	$2.86	$2.82	$2.72
Operating ratios:
Gross margin as a percentage of net sales	35.6%	35.2%	33.7%	35.6%	36.1%
Selling, general, and administrative expenses as a percentage of net sales	17.9%	18.8%	18.9%	19.4%	20.0%
Operating profit as a percentage of net sales	16.4%	16.3%	11.8%	16.5%	16.0%
Adjusted operating profit as a percentage of net sales (b) (c)	18.1%	16.8%	15.9%	16.2%	16.3%
Total segment operating profit as a percentage of net sales (c)	18.9%	18.1%	17.2%	17.6%	18.1%
Effective income tax rate	28.8%	31.4%	33.3%	33.3%	29.2%
Return on average total capital (b)	12.7%	12.9%	9.1%	12.5%	13.4%
Adjusted return on average total capital (b) (c)	11.6%	11.3%	11.2%	11.6%	12.0%
Balance sheet data:
Land, buildings, and equipment	$3,687.7	$3,743.6	$3,783.3	$3,941.9	$3,878.1
Total assets	21,812.6	21,712.3	21,832.0	23,044.7	22,505.7
Long-term debt, excluding current portion	7,642.9	7,057.7	7,575.3	6,396.6	5,901.8
Total debt (b)	9,481.7	8,430.9	9,191.5	8,758.9	7,944.8
Cash flow data:
Net cash provided by operating activities	$2,313.3	$2,629.8	$2,542.8	$2,541.0	$2,926.0
Capital expenditures	684.4	729.3	712.4	663.5	613.9

Free cash flow (b) (c)	1,628.9	1,900.5	1,830.4	1,877.5	2,312.1
Fixed charge coverage ratio (b)	7.26	7.40	5.54	8.04	7.62
Operating cash flow to debt ratio (b)	24.4%	31.2%	27.7%	29.0%	36.8%
Share data:
Low stock price	$55.91	$54.12	$48.86	$46.86	$37.55
High stock price	72.64	65.36	57.14	54.40	50.93
Closing stock price	57.32	62.87	56.15	53.81	48.98
Cash dividends per common share	1.92	1.78	1.67	1.55	1.32

(a)	Fiscal 2015 was a 53-week year; all other fiscal years were 52 weeks.
(b)	See “Glossary” in Item 8 of this report for definition.
(c)	See “Non-GAAP Measures” in Item 7 of this report for our discussion of this measure not defined by generally accepted accounting principles.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fundamental financial goal is to generate superior returns for our shareholders over the long term. We believe that increases in net sales, segment operating profit, earnings per share (EPS), free cash flow, cash return to shareholders, and return on average total capital are key drivers of financial performance for our business.

Our long-term growth objectives are to consistently deliver:

•	low single-digit annual growth in organic net sales;

•	mid single-digit annual growth in total segment operating profit on a constant-currency basis;

•	high single-digit annual growth in diluted EPS excluding certain items affecting comparability on a constant-currency basis;

•	improvement in adjusted return on average total capital;

•	free cash flow conversion averaging above 95 percent of adjusted net earnings after tax; and

•	cash return to shareholders averaging above 90 percent of free cash flow, including an attractive dividend yield.

We believe that this financial performance should result in long-term value creation for shareholders.

Fiscal 2017 was a year of significant change for General Mills. We implemented a new global organizational structure to enhance our agility in a rapidly changing consumer environment. We expanded our global supply chain restructuring initiative to further increase our efficiency. We also implemented a business plan that aggressively shifted resources to our best growth opportunities and eliminated low-return investments and volume. While these actions were the right thing to do for our company, we did not execute up to our standards in certain areas and our results did not meet our expectations. Consolidated net sales and total segment operating profit growth fell short of our plans, largely because of competitive price gaps in our North American Retail segment. We underestimated the impact that our aggressive reductions in promotional spending, implemented early in the fiscal year, would have on our net pricing relative to competitors. The gaps were most pronounced in the U.S. Meals & Baking operating unit, and competitive activity also significantly impacted U.S. Yogurt. We took corrective actions to improve our performance in the second half of fiscal 2017, but it was not sufficient to stem the early declines. Yogurt in the Europe & Australia segment also did not meet expectations as competitive pressure from smaller branded players increased significantly. Excluding yogurt, the segment’s net sales and share increased driven by ice cream and snack bars innovation and improved merchandising performance. In the Convenience Stores & Foodservice segment, segment operating profit grew driven by lower input costs and benefits from cost savings initiatives. Net sales for the Focus 6 platforms grew modestly, but were more than offset by market index pricing on flour. In the Asia & Latin America segment, macroeconomic weakness in Latin America and the Middle East created a challenging environment while greater China returned to net sales growth, including contributions from the new Yoplait business. We continued to realize planned benefits from our numerous restructuring initiatives and cost reduction efforts in our supply chain and administrative areas which helped us to increase our adjusted operating profit margin and adjusted diluted earnings per share (EPS) in fiscal 2017.

Our consolidated net sales for fiscal 2017 declined 6 percent to $15.6 billion, primarily driven by declining contributions from volume, including the impact of the divestiture of the North American Green Giant product lines (Green Giant). On an organic basis, net sales decreased 4 percent. Operating profit of $2.6 billion decreased 5 percent. Total segment operating profit of $3.0 billion declined 2 percent and declined 1 percent on a constant-currency basis. Diluted EPS of $2.77 was flat compared to fiscal 2016. Adjusted diluted EPS, which excludes certain items affecting comparability of results, rose 5 percent to $3.08 per share and increased 6 percent on a constant-currency basis. Our return on average total capital was 12.7 percent, and adjusted return on average total capital increased 30 basis points to 11.6 percent and increased 40 basis points on a constant-currency basis (See the “Non-GAAP Measures” section below for discussion of total segment operating profit, adjusted diluted EPS, organic net sales growth rate, constant-currency total segment operating profit growth rate, constant-currency adjusted diluted EPS growth rate, and adjusted return on average total capital, which are not defined by generally accepted accounting principles (GAAP)).

Net cash provided by operations totaled $2.3 billion in fiscal 2017 at a conversion rate of 136 percent of net earnings, including earnings attributable to redeemable and noncontrolling interests. This cash generation supported capital investments totaling $684 million, and our resulting free cash flow was $1.6 billion at a conversion rate of 86 percent of adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests. We also returned significant cash to shareholders through a 6 percent dividend increase and share repurchases totaling $1,652 million. Total cash returned to shareholders represented 164 percent of our free cash flow (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A detailed review of our fiscal 2017 performance appears below in the section titled “Fiscal 2017 Consolidated Results of Operations.”

We remain committed to our Consumer First strategy and our focus on driving growth and returns for our shareholders. Our top priority in fiscal 2018 is to make significant strides toward returning our business to sustainable topline growth. Our fiscal 2018 plans call for investment in product news and innovation to accelerate growth for businesses where we have positive momentum, and to improve those that are underperforming. We will also increase investment in capabilities like e-commerce and Strategic Revenue Management, which are critical to future growth. We will continue to prioritize resources against our Growth platforms, where we see the strongest profitable growth potential. And we will make selective investments in our Foundation brands while focusing on profitability and cash generation.

We plan to continue to drive efficiency in fiscal 2018, including delivering approximately $390 million in supply chain productivity savings through our ongoing Holistic Margin Management (HMM) efforts. We also expect to deliver approximately $160 million in incremental savings from our other restructuring and cost-reduction initiatives, which equates to approximately $700 million in savings versus fiscal 2015 levels. These savings should more than offset our estimate of 3 percent input cost inflation.

This cost management discipline has helped us significantly expand our adjusted operating profit margin over the past two years. We continue to see opportunities for further margin expansion, including an increase in adjusted operating profit margin in fiscal 2018, but we will moderate the pace of expansion as we invest to restore topline growth. Looking forward, we are focused on delivering a balance of sales growth and margin expansion, along with strong cash conversion and cash returns, to create top-tier returns for our shareholders.

With these assumptions in mind:

•	We expect fiscal 2018 organic net sales to decline between 1 and 2 percent from fiscal 2017 levels.

•	We expect fiscal 2018 total segment operating profit will be in a range between flat and up 1 percent on a constant-currency basis.

•	We expect fiscal 2018 adjusted diluted EPS to increase 1 to 2 percent in constant currency from the base of $3.08 earned in fiscal 2017.

•	Our plans call for continued strong cash returns to shareholders. The current annualized dividend rate of $1.96 per share is up 2 percent from the annual dividend paid in fiscal 2017. Share repurchases in fiscal 2018 are expected to result in a net reduction in average diluted shares outstanding of approximately 1 to 2 percent.

See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

Certain terms used throughout this report are defined in a glossary in Item 8 of this report.

FISCAL 2017 CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2017 includes an additional month of results from General Mills Brasil Alimentos Ltda (Yoki) (please refer to Note 1 to the Consolidated Financial Statements in Item 8 of this report).

In fiscal 2017, operating results reflected challenging net sales performance. However, we continued to make progress against our cost savings and margin expansion initiatives. The net sales decline of 6 percent was driven by declining contributions from volume in the North America Retail and Europe & Australia segments including the impact of the divestiture of Green Giant in fiscal 2016, which were partially offset by favorable net price realization and mix. Operating profit margin of 16.4 percent was up 10 basis points from year-ago levels primarily driven by benefits from cost savings and spending optimization initiatives, and favorable net price realization, partially offset by the gain from the Green Giant divestiture. Adjusted operating profit margin increased 130 basis points to 18.1 percent, driven by benefits from cost savings and spending optimization initiatives and favorable net price realization. Diluted earnings per share of $2.77 was flat to fiscal 2016 and adjusted diluted EPS, which excludes certain items affecting comparability, on a constant-currency basis increased 6 percent compared to fiscal 2016 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for fiscal 2017 follows:

Fiscal 2017	In millions, except per share	Fiscal 2017 vs. Fiscal 2016	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$15,619.8	(6)%
Operating profit	2,566.4	(5)%	16.4%
Net earnings attributable to General Mills	1,657.5	(2)%
Diluted EPS	$2.77	Flat

Organic net sales growth rate (a)		(4)%
Total segment operating profit (a)	2,952.6	(2)%		(1)%
Adjusted operating profit margin (a)			18.1%
Diluted EPS, excluding certain items affecting comparability (a)	$3.08	5%		6%

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Fiscal 2017	Fiscal 2017 vs. Fiscal 2016	Fiscal 2016
Net sales (in millions)	$15,619.8	(6) %	$16,563.1
Contributions from volume growth (a)		(8) pts
Net price realization and mix		3 pts
Foreign currency exchange		(1) pt

(a)	Measured in tons based on the stated weight of our product shipments.

The 6 percent decline in net sales primarily reflected lower organic net sales, unfavorable foreign currency exchange, and the Green Giant divestiture in fiscal 2016 (please refer to Note 3 to the Consolidated Financial Statements in Item 8 of this report).

Organic net sales declined 4 percent driven by volume declines in the North America Retail and Europe & Australia segments which were partially offset by positive net price realization and mix. To improve comparability of results from period to period, organic net sales exclude the impacts of foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week of results, when applicable.

Components of organic net sales growth are shown in the following table:

Fiscal 2017 vs. Fiscal 2016
Contributions from organic volume growth (a)	(7) pts
Organic net price realization and mix	3 pts
Organic net sales growth	(4) pts
Foreign currency exchange	(1) pt
Acquisitions and divestitures (b)	(1) pt
Net sales growth	(6) pts

(a)	Measured in tons based on the stated weight of our product shipments.
(b)	Primarily the Green Giant divestiture in fiscal 2016 (please refer to Note 3 to the Consolidated Financial Statements in Item 8 of this report).

Cost of sales decreased $678 million in fiscal 2017 to $10,056 million. The decrease included an $814 million decrease attributable to lower volume and a $137 million increase attributable to product rate and mix. We recorded a $14 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net decrease of $63 million in fiscal 2016. In fiscal 2017, we recorded $42 million of restructuring charges in cost of sales compared to $78 million in fiscal 2016. We also recorded $44 million of restructuring initiative project-related costs in cost of sales in fiscal 2017 compared to $58 million in fiscal 2016 (please refer to Note 4 to the Consolidated Financial Statements in Item 8 of this report).

Gross margin declined 5 percent in fiscal 2017 versus fiscal 2016. Gross margin as a percent of net sales of 36 percent increased 40 basis points compared to fiscal 2016.

Selling, general and administrative (SG&A) expenses decreased $318 million to $2,801 million in fiscal 2017 versus fiscal 2016 primarily due to a 17 percentage point decrease in media and advertising expense and cost savings initiatives. SG&A expenses as a percent of net sales decreased 90 basis points compared to fiscal 2016.

During fiscal 2017, we recorded a $14 million divestiture loss from the sale of our Martel, Ohio manufacturing facility. Divestiture net gain totaled $148 million in fiscal 2016 primarily from the sale of Green Giant (please refer to Note 3 of the Consolidated Financial Statements in Item 8 of this report).

Restructuring, impairment, and other exit costs totaled $183 million in fiscal 2017, compared to $151 million in fiscal 2016, and $284 million in fiscal 2015.

Total charges associated with our restructuring initiatives recognized in fiscal 2017, 2016 and 2015 consisted of the following:

	As Reported						Estimated
In Millions	Fiscal 2017		Fiscal 2016		Fiscal 2015		Future		Total		Savings (b)
	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash
Global reorganization	$72.1	$20.0	$—	$—	$—	$—	$3	$55	$75	$75
Closure of Melbourne, Australia plant	21.9	1.6	—	—	—	—	12	1	34	3
Restructuring of certain international product lines	45.1	10.3	—	—	—	—	(3)	(10)	42	—
Closure of Vineland, New Jersey plant	41.4	7.3	—	—	—	—	17	12	58	19
Project Compass	(0.4)	12.8	54.7	36.1	—	—	—	5	54	54
Project Century	44.0	49.4	182.6	34.1	181.8	12.0	6	48	414	143
Project Catalyst	—	1.3	(7.5)	47.8	148.4	45.0	—	—	141	94
Combination of certain operational facilities	—	5.1	—	4.5	13.9	6.5	1	(2)	15	14
Other	—	—	—	0.1	(0.6)	0.1	—	—	—	—
Total restructuring charges (a)	224.1	107.8	229.8	122.6	343.5	63.6	36	109	833	402
Project-related costs classified in cost of sales	43.9	46.9	57.5	54.5	13.2	9.7	15	19	130	130
Restructuring charges and project-related costs	$268.0	$154.7	$287.3	$177.1	$356.7	$73.3	$51	$128	$963	$532

Future cumulative annual savings											$700

(a)	Includes restructuring charges recorded in cost of sales of $41.5 million in fiscal 2017, $78.4 million in fiscal 2016 and $59.6 million in fiscal 2015.
(b)	Cumulative annual savings estimated by fiscal 2018. Includes savings from SG&A cost reduction projects.

Please refer to Note 4 to the Consolidated Financial Statements in Item 8 of this report for more information regarding our restructuring activities.

Interest, net for fiscal 2017 totaled $295 million, $9 million lower than fiscal 2016, primarily driven by lower rates and changes in the mix of debt, partially offset by higher average debt balances.

Our consolidated effective tax rate for fiscal 2017 was 28.8 percent compared to 31.4 percent in fiscal 2016. The 2.6 percentage point decrease was primarily due to non-deductible expenses related to the Green Giant divestiture in fiscal 2016. Our effective tax rate excluding certain items affecting comparability was 29.2 percent in fiscal 2017 compared to 29.8 percent in fiscal 2016 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures for fiscal 2017 decreased to $85 million compared to $88 million in fiscal 2016 primarily driven by unfavorable foreign currency exchange and an asset write-off for Cereal Partners Worldwide (CPW), partially offset by contributions from volume growth and favorable foreign currency exchange for Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures decreased 6 percent (see the “Non-GAAP Measures” section below for a description of our use of this measure not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Fiscal 2017 vs. Fiscal 2016	CPW	HDJ
Contributions from volume growth (a)	3 pts	6 pts
Net price realization and mix	Flat	2 pts
Foreign currency exchange	(5) pts	10 pts
Net sales growth	(2) pts	18 pts

(a)	Measured in tons based on the stated weight of our product shipments.

The change in net sales for each joint venture on a constant-currency basis is set forth in the following table:

	Fiscal 2017 vs. Fiscal 2016
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Joint Venture Net Sales on Constant-Currency Basis
CPW	(2)%	(5) pts	3%
HDJ	18%	10 pts	8%
Joint Ventures	2%	(2) pt	4%

Average diluted shares outstanding decreased by 14 million in fiscal 2017 from fiscal 2016 due to share repurchases, partially offset by option exercises.

FISCAL 2016 CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2016 had 52 weeks compared to 53 weeks in fiscal 2015. Fiscal 2016 includes an additional month of results from Annie’s and Yoplait SAS (please refer to Note 1 to the Consolidated Financial Statements in Item 8 of this report).

Fiscal 2016 net sales declined 6 percent to $16,563 million and were flat to fiscal 2015 on an organic basis. Operating profit of $2,707 million was 30 percent higher than fiscal 2015. Total segment operating profit was $3,000 million, 1 percent lower than fiscal 2015 and 1 percent higher on a constant-currency basis. In fiscal 2016, net earnings attributable to General Mills were $1,697 million, up 39 percent from $1,221 million in fiscal 2015, and we reported diluted EPS of $2.77 in fiscal 2016, up 41 percent from $1.97 in fiscal 2015. Adjusted diluted EPS which excludes certain items affecting comparability totaled $2.92 in fiscal 2016, up 2 percent from $2.86 in fiscal 2015. Diluted EPS excluding certain items affecting comparability on a constant-currency basis increased 5 percent compared to fiscal 2015 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for fiscal 2016 follows:

Fiscal 2016	In millions, except per share	Fiscal 2016 vs. Fiscal 2015	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$16,563.1	(6)%
Operating profit	2,707.4	30%	16.3%
Net earnings attributable to General Mills	1,697.4	39%
Diluted earnings per share	$2.77	41%

Organic net sales growth rate (a)		Flat
Total segment operating profit (a)	2,999.5	(1)%		1%
Adjusted operating profit margin (a)			16.8%
Diluted earnings per share, excluding certain items affecting comparability (a)	$2.92	2%		5%

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Fiscal 2016	Fiscal 2016 vs. Fiscal 2015	Fiscal 2015
Net sales (in millions)	$16,563.1	(6) %	$17,630.3

Contributions from volume growth (a)		(3) pts
Net price realization and mix		1 pt
Foreign currency exchange		(4) pt

(a)	Measured in tons based on the stated weight of our product shipments.

The 6 percent decline in fiscal 2016 net sales included a 1 percent decrease from acquisitions and divestitures, primarily the Green Giant divestiture in fiscal 2016 and Annie’s acquisition in fiscal 2015, reflecting 2 percentage points of decline from volume (please refer to Note 3 to the Consolidated Financial Statements in Item 8 of this report). The 53rd week in fiscal 2015 contributed approximately 1 percentage point of net sales decline in fiscal 2016, reflecting approximately 1 percentage point of decline from volume.

Organic net sales were flat to fiscal 2015. To improve comparability of results from period to period, organic net sales exclude the impacts of foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week of results, when applicable.

Components of organic net sales growth are shown in the following table:

Fiscal 2016 vs. Fiscal 2015
Contributions from organic volume growth (a)	Flat
Organic net price realization and mix	Flat

Organic net sales growth	Flat
Foreign currency exchange	(4) pts
Acquisitions and divestitures (b)	(1) pt
53rd week impact (c)	(1) pt
Net sales growth	(6) pts

(a)	Measured in tons based on the stated weight of our product shipments.
(b)	Primarily the Green Giant divestiture in fiscal 2016 and Annie’s acquisition in fiscal 2015.
(c)	Fiscal 2016 had 52 weeks compared to 53 weeks in fiscal 2015.

Cost of sales decreased $948 million in fiscal 2016 to $10,734 million. In fiscal 2016, product mix drove a $486 million decrease in cost of sales and lower volume drove a $369 million decrease. We recorded a $63 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial

Statements in Item 8 of this report, compared to a net increase of $90 million in fiscal 2015. In fiscal 2016, we recorded $78 million of restructuring charges in cost of sales compared to $60 million in fiscal 2015. We recorded $58 million of restructuring initiative project-related costs in cost of sales in fiscal 2016 compared to $13 million in fiscal 2015 (please refer to Note 4 to the Consolidated Financial Statements in Item 8 of this report). We also recorded a $3 million foreign exchange loss in cost of sales in fiscal 2015 related to Venezuela currency devaluation.

Gross margin declined 2 percent in fiscal 2016 versus fiscal 2015. Gross margin as a percent of net sales of 35 percent increased 150 basis points compared to fiscal 2015.

SG&A expenses decreased $209 million in fiscal 2016 versus fiscal 2015 primarily due to an 8 percent decrease in advertising and media expense, and savings from Project Catalyst, Project Compass, and our other cost-management initiatives. In fiscal 2015, we recorded a $5 million charge in SG&A expenses related to Venezuela currency devaluation and $16 million of integration costs related to our acquisition of Annie’s. SG&A expenses as a percent of net sales decreased 10 basis points compared to fiscal 2015.

During fiscal 2016, we recorded a $148 million divestitures gain (net) from the sale of Green Giant, our subsidiary in Venezuela, and our foodservice business in Argentina (please refer to Note 3 of the Consolidated Financial Statements in Item 8 of this report).

Restructuring, impairment, and other exit costs totaled $151 million in fiscal 2016 compared to $544 million in fiscal 2015.

In fiscal 2015, we made a strategic decision to redirect certain resources supporting our Green Giant business in our North America Retail segment to other businesses within the segment. As a result, we recorded a $260 million impairment charge in fiscal 2015 related to the Green Giant brand intangible asset.

Restructuring charges recorded in restructuring, impairment, and other exit costs were $151 million in fiscal 2016 compared to $284 million in fiscal 2015. Total charges associated with our restructuring initiatives recognized in fiscal 2016 and 2015 consisted of the following:

	As Reported
In Millions	Fiscal 2016		Fiscal 2015
	Charge	Cash	Charge	Cash
Project Compass	$54.7	$36.1	$—	$—
Total Century (a)	182.6	34.1	181.8	12.0
Project Catalyst	(7.5)	47.8	148.4	45.0
Combination of certain operational facilities	—	4.5	13.9	6.5
Other	—	0.1	(0.6)	0.1
Total restructuring charges (a)	229.8	122.6	343.5	63.6
Project-related costs recorded in costs of sales	57.5	54.5	13.2	9.7
Restructuring charges and project-related costs	$287.3	$177.1	$356.7	$73.3

(a)	Includes $78.4 million of restructuring charges recorded in cost of sales in fiscal 2016 and $59.6 million in fiscal 2015.

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

After-tax earnings from joint ventures for fiscal 2016 increased to $88 million compared to $84 million in fiscal 2015 primarily driven by favorable input costs in fiscal 2016, favorable product mix for HDJ, and lapping an impairment charge of $3 million at CPW in South Africa in fiscal 2015, partially offset by unfavorable foreign currency exchange. On a constant-currency basis, after-tax earnings from joint ventures increased 12 percent (see the “Non-GAAP Measures” section below for a description of our use of these measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Fiscal 2016 vs. Fiscal 2015	CPW	HDJ
Contributions from volume growth (a)	Flat	11 pts
Net price realization and mix	Flat	(6) pts
Foreign currency exchange	(12) pts	(5) pts
Net sales growth	(12) pts	Flat

(a) Measured	in tons based on the stated weight of our product shipments.

The change in net sales for each joint venture on a constant-currency basis is set forth in the following table:

	Fiscal 2016 vs. Fiscal 2015
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Joint Venture Net Sales on Constant-Currency Basis
CPW	(12)%	(12) pts	Flat
HDJ	Flat	(5) pts	5%
Joint Ventures	(10)%	(11) pts	1%

Average diluted shares outstanding decreased by 7 million in fiscal 2016 from fiscal 2015 due to share repurchases, partially offset by option exercises.

RESULTS OF SEGMENT OPERATIONS

In the third quarter of fiscal 2017, we announced a new global organization structure to streamline our leadership, enhance global scale, and drive improved operational agility to maximize our growth capabilities. As a result of this global reorganization, beginning in the third quarter of fiscal 2017, we reported results for our four operating segments as follows: North America Retail; Convenience Stores & Foodservice; Europe & Australia; and Asia & Latin America. We have restated our net sales by segment and segment operating profit amounts to reflect our new operating segments. These segment changes had no effect on previously reported consolidated net sales, operating profit, net earnings attributable to General Mills, or earnings per share.

Our North America Retail operating segment consists of our former U.S. Retail operating units and our Canada region. Within our North America Retail operating segment, our former U.S. Meals operating unit and U.S. Baking operating unit have been combined into one operating unit: U.S. Meals & Baking. Our Convenience Stores & Foodservice operating segment was unchanged. Our Europe & Australia operating segment consists of our former Europe region. Our Asia & Latin America operating segment consists of our former Asia/Pacific and Latin America regions.

The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal 2017, 2016, and 2015:

	Fiscal Year
	2017		2016		2015
In Millions	Dollars	Percent of Total	Dollars	Percent of Total	Dollars	Percent of Total
Net Sales
North America Retail	$10,196.9	65%	$10,936.6	66%	$11,612.1	66%
Convenience Stores & Foodservice	1,870.0	12	1,923.8	12	1,995.1	11
Europe & Australia	1,824.5	12	1,998.0	12	2,126.5	12
Asia & Latin America	1,728.4	11	1,704.7	10	1,896.6	11
Total	$15,619.8	100%	$16,563.1	100%	$17,630.3	100%

Segment Operating Profit
North America Retail	$2,303.6	78%	$2,351.2	78%	$2,382.7	78%
Convenience Stores & Foodservice	401.2	14	378.9	13	353.1	12
Europe & Australia	164.2	5	200.3	7	179.4	6
Asia & Latin America	83.6	3	69.1	2	119.8	4
Total	$2,952.6	100%	$2,999.5	100%	$3,035.0	100%

Segment operating profit excludes unallocated corporate items, net gain/loss on divestitures, and restructuring, impairment, and other exit costs because these items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by our executive management.

NORTH AMERICA RETAIL SEGMENT

Our North America Retail operating segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, and e-commerce grocery providers. Our product categories in this business segment are ready-to-eat cereals, refrigerated yogurt, soup, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including refrigerated yogurt, nutrition bars, meal kits, salty snacks, ready-to-eat cereal, and grain snacks.

North America Retail net sales were as follows:

	Fiscal 2017	Fiscal 2017 vs. 2016 Percentage Change	Fiscal 2016	Fiscal 2016 vs. 2015 Percentage Change	Fiscal 2015
Net sales (in millions)	$10,196.9	(7) %	$10,936.6	(6) %	$11,612.1
Contributions from volume growth (a)		(11) pts		(7) pts
Net price realization and mix		4 pts		2 pts
Foreign currency exchange		Flat		(1) pt

(a)	Measured in tons based on the stated weight of our product shipments.

The 7 percent decrease in North America Retail net sales for fiscal 2017 was driven by declines in the U.S. Meals & Baking, U.S. Yogurt, U.S. Cereal, and Canada operating units. The decline in net sales also includes the impact of the Green Giant divestiture from the U.S. Meals & Baking and Canada operating units in fiscal 2016.

The 6 percent decrease in North America Retail net sales for fiscal 2016 was driven by declines in all operating units. These results include 3 percentage points of net sales decline from the net impact of acquisitions and divestitures, primarily Green Giant and Annie’s, reflecting approximately 3 percentage points of decline from volume. The 53rd week in fiscal 2015 contributed 1 percentage point of net sales decline in fiscal 2016, reflecting approximately 2 percentage points of decline from volume.

The components of North America Retail organic net sales growth are shown in the following table:

	Fiscal 2017 vs. 2016 Percentage Change	Fiscal 2016 vs. 2015 Percentage Change
Contributions from organic volume growth (a)	(9) pts	(2) pts
Organic net price realization and mix	4 pts	1 pt

Organic net sales growth	(5) pts	(1) pt
Foreign currency exchange	Flat	(1) pt
Acquisitions and divestitures (b)	(2) pts	(3) pts
53rd week impact (c)	—	(1) pt

Net sales growth	(7) pts	(6) pts

(a)	Measured in tons based on the stated weight of our product shipments.
(b)	Primarily the Green Giant divestiture in fiscal 2016 and Annie’s acquisition in fiscal 2015.
(c)	Fiscal 2016 had 52 weeks compared to 53 weeks in fiscal 2015.

North America Retail organic net sales decreased 5 percentage points in fiscal 2017 which reflects the impact of reduced marketing and higher pricing as a result of lower promotional spending. North America Retail organic net sales decreased 1 percent in fiscal 2016 which reflects the impact of reduced marketing support.

Net sales for our North America Retail operating units are shown in the following table:

	Fiscal Year
In Millions	2017	2016	2015
U.S. Meals & Baking (a)	$3,876.6	$4,297.3	$4,644.1
U.S. Cereal	2,251.8	2,312.8	2,330.1
U.S. Snacks (a)	2,098.2	2,094.3	2,134.4
U.S. Yogurt and Other	1,064.3	1,302.7	1,398.4
Canada	906.0	929.5	1,105.1

Total (a)	$10,196.9	$10,936.6	$11,612.1

(a)	The impact of an additional month of results from Annie’s in fiscal 2016 was not material to U.S. Meals & Baking, U.S. Snacks, or the North America Retail segment.

North America Retail net sales percentage change by operating unit are shown in the following table:

	Fiscal 2017 vs. 2016	Fiscal 2016 vs. 2015
U.S. Meals & Baking (a)	(10)%	(7)%
U.S. Yogurt	(18)	(7)
U.S. Cereal	(3)	(1)
Canada (b)	(2)	(16)
U.S. Snacks (a)	Flat	(2)

Total (a)	(7)%	(6)%

(a)	Fiscal 2016 net sales for the U.S. Meals & Baking and U.S. Snacks operating units include an additional month of results from Annie’s.
(b)	On a constant currency basis, Canada net sales decreased 2 percent in fiscal 2017 and decreased 4 percent in fiscal 2016. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Segment operating profit of $2,304 million in fiscal 2017 decreased $48 million, or 2 percent, from fiscal 2016. The decrease was primarily driven by declining contributions from volume growth, currency-driven inflation on products imported into Canada, and the impact of the Green Giant divestiture, partially offset by benefits from cost savings initiatives, favorable net price realization, and a decrease in SG&A expenses, including a 16 percentage point decline in media and advertising expense. Segment operating profit decreased 2 percent on a constant-currency basis in fiscal 2017 compared to fiscal 2016 (see the “Non-GAAP Measures” section below for our use of this measure).

Segment operating profit of $2,351 million in fiscal 2016 decreased $32 million, or 1 percent, from fiscal 2015. The decrease was primarily driven by currency-driven inflation on products imported into Canada and the impact of the Green Giant divestiture, partially offset by a decrease in SG&A expenses, including a decline in media and advertising expense and benefits from cost savings initiatives. Segment operating profit was flat on a constant-currency basis in fiscal 2016 compared to fiscal 2015 (see the “Non-GAAP Measures” section below for our use of this measure).

CONVENIENCE STORES & FOODSERVICE SEGMENT

In our Convenience Stores & Foodservice segment our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, frozen meals, unbaked and fully baked frozen dough products, and baking mixes. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries in the United States.

Convenience Stores & Foodservice net sales were as follows:

	Fiscal 2017	Fiscal 2017 vs. 2016 Percentage Change	Fiscal 2016	Fiscal 2016 vs. 2015 Percentage Change	Fiscal 2015
Net sales (in millions)	$1,870.0	(3) %	$1,923.8	(4) %	$1,995.1
Contributions from volume growth (a)		Flat		(3) pts
Net price realization and mix		(3) pts		(1) pt

(a)	Measured in tons based on the stated weight of our product shipments.

The 3 percent decline in fiscal 2017 Convenience Stores & Foodservice net sales was driven primarily by market index pricing on bakery flour and volume declines in non-Focus 6 platforms, partially offset by an increase in the Focus 6 platforms.

The 4 percentage point decline in fiscal 2016 net sales was primarily driven by the impact of the 53rd week in fiscal 2015 which contributed approximately 2 percentage points of net sales decline in fiscal 2016, reflecting approximately 2 percentage points of decline from volume.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Fiscal 2017 vs. 2016 Percentage Change	Fiscal 2016 vs. 2015 Percentage Change
Contributions from organic volume growth (a)	Flat	(1) pt
Organic net price realization and mix	(3) pts	(1) pt
Organic net sales growth	(3) pts	(2) pts
53rd week impact (b)	—	(2) pts
Net sales growth	(3) pts	(4) pts

(a)	Measured in tons based on the stated weight of our product shipments.
(b)	Fiscal 2016 had 52 weeks compared to 53 weeks in fiscal 2015.

In fiscal 2017, segment operating profit was $401 million, an increase of 6 percent from $379 million in fiscal 2016 primarily driven by lower input costs and benefits from cost savings initiatives. In fiscal 2016, segment operating profit was up 7 percent from $353 million in fiscal 2015 primarily driven by favorable product mix and cost savings from Project Catalyst and other cost management initiatives.

EUROPE & AUSTRALIA SEGMENT

Our Europe & Australia operating segment consists of our former Europe region. The segment includes retail and foodservice businesses in the greater Europe and Australia regions. Our product categories include refrigerated yogurt, meal kits, super-premium ice cream, refrigerated and frozen dough products, shelf stable vegetables, grain snacks, and dessert and baking mixes. We also sell super-premium ice cream directly to consumers through company-owned retail shops. Revenues from franchise fees are reported in the region or country where the franchisee is located.

Europe & Australia net sales were as follows:

	Fiscal 2017	Fiscal 2017 vs. 2016 Percentage Change	Fiscal 2016	Fiscal 2016 vs. 2015 Percentage Change	Fiscal 2015
Net sales (in millions) (a)	$1,824.5	(9) %	$1,998.0	(6) %	$2,126.5

Contributions from volume growth (b)		(7) pts		5 pts
Net price realization and mix		3 pts		(2) pts
Foreign currency exchange		(5) pts		(9) pts

(a)	The 9 percent decline in fiscal 2017 net sales for the Europe & Australia segment includes approximately 3 percentage points of decline due to an additional month of results from Yoplait SAS in fiscal 2016. The 6 percent decline in fiscal 2016 net sales for the Europe & Australia segment includes 3 percentage points of growth due to an additional month of results from Yoplait SAS in fiscal 2016.
(b)	Measured in tons based on the stated weight of our product shipments.

The 9 percent decline in Europe & Australia fiscal 2017 net sales was driven by lower contributions from volume growth, including the impact of an additional month of results from Yoplait SAS in fiscal 2016, and unfavorable foreign currency exchange, partially offset by favorable net price realization and mix.

The 6 percent decline in Europe & Australia fiscal 2016 net sales was driven by unfavorable foreign currency exchange, unfavorable net price realization and mix, and the impact of the 53rd week in fiscal 2015, partially offset by higher contributions from volume growth, including the impact of an additional month of results from Yoplait SAS in fiscal 2016.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Fiscal 2017 vs. 2016 Percentage Change	Fiscal 2016 vs. 2015 Percentage Change
Contributions from organic volume growth (a)	(7) pts	6 pts
Organic net price realization and mix	3 pts	(2) pts

Organic net sales growth	(4) pts	4 pts
Foreign currency exchange	(5) pts	(9) pts
53rd week impact (b)	—	(1) pt
Net sales growth	(9) pts	(6) pts

(a)	Measured in tons based on the stated weight of our product shipments.
(b)	Fiscal 2016 had 52 weeks compared to 53 weeks in fiscal 2015.

The 4 percent decrease in Europe & Australia organic net sales growth in fiscal 2017 was primarily driven by a 7 percentage point decline from contributions from organic volume growth, which primarily reflects increased competition in key categories and the impact of an additional month of results from Yoplait SAS in fiscal 2016.

The 4 percent increase in Europe & Australia organic net sales growth in fiscal 2016 was primarily driven by a 6 percentage point increase from contributions from organic volume growth, which primarily reflects the impact of an additional month of results from Yoplait SAS, and contributions from volume growth in our Häagen-Dazs and Old El Paso businesses.

Segment operating profit for fiscal 2017 decreased 18 percent to $164 million from $200 million in fiscal 2016, primarily driven by unfavorable foreign currency exchange, including currency-driven inflation on imported products in certain markets, and the impact of the additional month of results from Yoplait SAS in fiscal 2016, partially offset by a decrease in SG&A expenses, including a 24 percentage point decline in media and advertising expense. Europe & Australia segment operating profit decreased 9 percent on a constant-currency basis in fiscal 2017 compared to fiscal 2016 (see the “Non-GAAP Measures” section below for our use of this measure).

Segment operating profit for fiscal 2016 increased 12 percent to $200 million from $179 million in fiscal 2015, primarily driven by lower input costs, favorable mix, and an additional month of results from Yoplait SAS, partially offset by unfavorable foreign currency exchange. Europe & Australia segment operating profit increased 28 percent on a constant-currency basis in fiscal 2016 compared to fiscal 2015 (see the “Non-GAAP Measures” section below for our use of this measure).

ASIA & LATIN AMERICA SEGMENT

Our Asia & Latin America operating segment consists of our former Asia/Pacific and Latin America regions. The segment includes retail and foodservice businesses in the greater Asia and South America regions. Our product categories include super-premium ice cream and frozen desserts, refrigerated and frozen dough products, dessert and baking mixes, meal kits, salty and grain snacks, wellness beverages, and refrigerated yogurt. We also sell super-premium ice cream and frozen desserts directly to consumers through company-owned retail shops. Our Asia & Latin America segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer or franchisee, is located.

Asia & Latin America net sales were as follows:

	Fiscal 2017	Fiscal 2017 vs. 2016 Percentage Change	Fiscal 2016	Fiscal 2016 vs. 2015 Percentage Change	Fiscal 2015
Net sales (in millions) (a)	$1,728.4	1%	$1,704.7	(10) %	$1,896.6
Contributions from volume growth (b)		Flat		5 pts
Net price realization and mix		1 pt		1 pt
Foreign currency exchange		Flat		(16) pts

(a)	The 1 percent increase in fiscal 2017 net sales for the Asia & Latin America segment includes approximately 3 percentage points of growth due to an additional month of results from Yoki in fiscal 2017.
(b)	Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales increased 1 percent in fiscal 2017 primarily driven by favorable net price realization in Latin America and China. Contributions from volume growth in fiscal 2017 were flat, including the impact of an additional month of results for Yoki in fiscal 2017.

Asia & Latin America net sales declined 10 percentage points in fiscal 2016 primarily driven by 16 percentage points of net sales decline from unfavorable foreign currency exchange and the impact of the 53rd week in fiscal 2015, partially offset by favorable contributions from volume growth and favorable net price realization and mix.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Fiscal 2017 vs. 2016 Percentage Change	Fiscal 2016 vs. 2015 Percentage Change
Contributions from organic volume growth (a)	(2) pts	3 pts
Organic net price realization and mix	5 pts	4 pts
Organic net sales growth	3 pts	7 pts
Foreign currency exchange	Flat	(16) pts
Acquisitions and divestitures (b)	(2) pts	Flat
53rd week impact (c)	—	(1) pt
Net sales growth	1 pt	(10) pts

(a)	Measured in tons based on the stated weight of our product shipments.
(b)	Primarily our Venezuela subsidiary divestiture, Argentina foodservice divestiture, and Laticinios Carolina Ltda acquisition in fiscal 2016.
(c)	Fiscal 2016 had 52 weeks compared to 53 weeks in fiscal 2015.

The 3 percent increase in Asia & Latin America organic net sales in fiscal 2017 was primarily driven by a 5 percentage point increase from organic net price realization and mix resulting from pricing actions in the Latin America and China markets, partially offset by a 2 percentage point decline in contributions from organic volume which reflects the impact of macroeconomic challenges in Latin America and the restructuring of our snacks business in China. The 2 percentage point decline in contributions from organic volume included the impact of an additional month of results from Yoki in fiscal 2017.

The 7 percent increase in Asia & Latin America organic net sales growth in fiscal 2016 was primarily driven by a 4 percentage point increase from organic net price realization and mix primarily driven by pricing actions in the Latin America region and a 3 percentage point increase in contributions from organic volume which reflects increased contributions from the Asia region.

Segment operating profit for fiscal 2017 increased 21 percent to $84 million from $69 million in fiscal 2016, primarily driven by growth in the Häagen-Dazs business in China and the impact of an additional month of results from Yoki in fiscal 2017. Asia & Latin America segment operating profit increased 20 percent on a constant-currency basis in fiscal 2017 compared to fiscal 2016 (see the “Non-GAAP Measures” section below for our use of this measure).

Segment operating profit for fiscal 2016 declined 42 percent to $69 million from $120 million in fiscal 2015, primarily driven by increased SG&A expenses, unfavorable foreign currency exchange, and input cost inflation, including currency-driven inflation on imported products in certain markets. Asia & Latin America segment operating profit declined 33 percent on a constant-currency basis in fiscal 2016 compared to fiscal 2015 (see the “Non-GAAP Measures” section below for our use of this measure).

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

For fiscal 2017, unallocated corporate expense totaled $190 million compared to $289 million last year. In fiscal 2017, we recorded a $14 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories compared to a $63 million net decrease in expense in the prior year. In addition, we recorded $42 million of restructuring charges, and $44 million of restructuring initiative project-related costs in cost of sales in fiscal 2017, compared to $78 million of restructuring charges and $58 million of restructuring initiative project-related costs in cost of sales in fiscal 2016. The decrease in unallocated corporate expense also reflects lower incentive expense in fiscal 2017 compared to fiscal 2016.

For fiscal 2016, unallocated corporate expense totaled $289 million compared to $414 million in fiscal 2015. In fiscal 2016, we recorded a $63 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories compared to a $90 million net increase in expense in the prior year. In addition, we recorded $78 million of restructuring charges, and $58 million of restructuring initiative project-related costs in cost of sales in fiscal 2016, compared to $60 million of restructuring charges and $13 million of restructuring initiative project-related costs in cost of sales in fiscal 2015. We recorded an $8 million foreign exchange loss related to the remeasurement of assets and liabilities of our Venezuelan subsidiary in fiscal 2015. We also recorded $16 million of integration costs resulting from the acquisition of Annie’s in fiscal 2015. The decrease in unallocated corporate expense also reflects cost savings from Project Catalyst and other cost management initiatives.

IMPACT OF INFLATION

Our gross margin performance reflects the impact of 1 percent input cost inflation in fiscal 2017, 2 percent in fiscal 2016, and 2 percent in fiscal 2015, primarily on commodity inputs. We expect input cost inflation of 3 percent in fiscal 2018. We attempt to minimize the effects of inflation through HMM, planning, and operating practices. Our risk management practices are discussed in Item 7A of this report.

LIQUIDITY

The primary source of our liquidity is cash flow from operations. Over the most recent three-year period, our operations have generated $7.5 billion in cash. A substantial portion of this operating cash flow has been returned to shareholders through share repurchases and dividends. We also use cash from operations to fund our capital expenditures and acquisitions. We typically use a combination of cash, notes payable, and long-term debt to finance significant acquisitions and major capital expansions.

As of May 28, 2017, we had $703 million of cash and cash equivalents held in foreign jurisdictions, which will be used to fund foreign operations and acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate historical earnings held in foreign jurisdictions, we intend to do so only in a tax-neutral manner.

Cash Flows from Operations

	Fiscal Year
In Millions	2017	2016	2015
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,701.1	$1,736.8	$1,259.4
Depreciation and amortization	603.6	608.1	588.3
After-tax earnings from joint ventures	(85.0)	(88.4)	(84.3)
Distributions of earnings from joint ventures	75.6	75.1	72.6
Stock-based compensation	95.7	89.8	106.4
Deferred income taxes	183.9	120.6	25.3
Tax benefit on exercised options	(64.1)	(94.1)	(74.6)
Pension and other postretirement benefit plan contributions	(45.4)	(47.8)	(49.5)
Pension and other postretirement benefit plan costs	35.7	118.1	91.3
Divestitures loss (gain)	13.5	(148.2)	—
Restructuring, impairment, and other exit costs	117.0	107.2	531.1
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	(232.0)	258.2	214.7
Other, net	(86.3)	(105.6)	(137.9)
Net cash provided by operating activities	$2,313.3	$2,629.8	$2,542.8

In fiscal 2017, cash provided by operations was $2.3 billion compared to $2.6 billion in fiscal 2016. The $316 million decrease is primarily driven by a $490 million change in current assets and liabilities. The $490 million change in current assets and liabilities is primarily due to changes in other current liabilities driven by changes in income taxes payable, a decrease in incentive accruals and changes in trade and advertising accruals due to reduced spending. The change in current assets and liabilities was also impacted by the timing of accounts payable. Additionally, we recorded a $14 million loss on a divestiture during fiscal 2017, compared to a $148 million net gain on divestitures during fiscal 2016 and classified the related cash flows as investing activities.

We strive to grow core working capital at or below the rate of growth in our net sales. For fiscal 2017, core working capital increased 9 percent, primarily due to timing of accounts receivable and inventory build late in fiscal 2017, compared to a net sales decline of 6 percent. In fiscal 2016, core working capital decreased 41 percent, compared to a net sales decline of 6 percent, and in fiscal 2015, core working capital decreased 13 percent, compared to net sales decline of 2 percent.

In fiscal 2016, our operations generated $2.6 billion of cash, compared to $2.5 billion in fiscal 2015. The $477 million increase in net earnings included a $96 million change in deferred income taxes and a $148 million net gain on divestitures and was also offset by a $424 million decrease in non-cash restructuring charges. The $43 million change in current assets and liabilities was primarily driven by the timing of accounts payable including the impact of longer terms offset by the timing of inventory build.

Cash Flows from Investing Activities

	Fiscal Year
In Millions	2017	2016	2015
Purchases of land, buildings, and equipment	$(684.4)	$(729.3)	$(712.4)
Acquisitions, net of cash acquired	—	(84.0)	(822.3)
Investments in affiliates, net	3.3	63.9	(102.4)
Proceeds from disposal of land, buildings, and equipment	4.2	4.4	11.0
Proceeds from divestitures	17.5	828.5	—
Exchangeable note	13.0	21.1	27.9
Other, net	(0.5)	(11.2)	(4.0)
Net cash provided (used) by investing activities	$(646.9)	$93.4	$(1,602.2)

In fiscal 2017, we used $647 million of cash through investing activities compared to generating $93 million in fiscal 2016. We invested $684 million in land, buildings, and equipment in fiscal 2017, $45 million less than last year.

In fiscal 2016, we generated $93 million of cash through investing activities compared to a use of $1.6 billion in fiscal 2015. We invested $729 million in land, buildings, and equipment in fiscal 2016, $17 million more than fiscal 2015. In fiscal 2016, we received proceeds of $828 million from the divestitures of certain businesses, primarily Green Giant. In fiscal 2015, we acquired Annie’s for an aggregate purchase price of $809 million, net of $12 million of cash acquired.

We expect capital expenditures to be approximately $650 million in fiscal 2018. These expenditures will fund initiatives that are expected to fuel international growth, support innovative products, and continue HMM initiatives throughout the supply chain.

Cash Flows from Financing Activities

	Fiscal Year
In Millions	2017	2016	2015
Change in notes payable	$962.4	$(323.8)	$(509.8)
Issuance of long-term debt	1,072.1	542.5	2,253.2
Payment of long-term debt	(1,000.0)	(1,000.4)	(1,145.8)
Proceeds from common stock issued on exercised options	112.6	171.9	163.7
Tax benefit on exercised options	64.1	94.1	74.6
Purchases of common stock for treasury	(1,651.5)	(606.7)	(1,161.9)
Dividends paid	(1,135.1)	(1,071.7)	(1,017.7)
Distributions to noncontrolling and redeemable interest holders	(61.0)	(84.3)	(25.0)
Other, net	(9.1)	(7.2)	(16.1)
Net cash used by financing activities	$(1,645.5)	$(2,285.6)	$(1,384.8)

Net cash used by financing activities decreased by $640 million in fiscal 2017. We had $1.8 billion more net debt issuances in fiscal 2017 than the prior year. For more information on our debt issuances and payments, please refer to Note 8 to the Consolidated Financial Statements in Item 8 of this report.

During fiscal 2017, we received $113 million in proceeds from common stock issued on exercised options compared to $172 million in fiscal 2016, a decrease of $59 million. During fiscal 2015, we received $164 million in proceeds from common stock issued on exercised options.

During fiscal 2017, we repurchased 25 million shares of our common stock for $1,652 million. During fiscal 2016, we repurchased 11 million shares of our common stock for $607 million. During fiscal 2015, we repurchased 22 million shares of our common stock for $1,162 million.

Dividends paid in fiscal 2017 totaled $1,135 million, or $1.92 per share, an 8 percent per share increase from fiscal 2016. Dividends paid in fiscal 2016 totaled $1,072 million, or $1.78 per share, a 7 percent per share increase from fiscal 2015 dividends of $1.67 per share.

Selected Cash Flows from Joint Ventures

Selected cash flows from our joint ventures are set forth in the following table:

	Fiscal Year
Inflow (Outflow), in Millions	2017	2016	2015
Investments in affiliates, net	$3.3	$63.9	$(102.4)
Dividends received	75.6	75.1	72.6

CAPITAL RESOURCES

Total capital consisted of the following:

In Millions	May 28, 2017	May 29, 2016
Notes payable	$1,234.1	$269.8
Current portion of long-term debt	604.7	1,103.4
Long-term debt	7,642.9	7,057.7
Total debt	9,481.7	8,430.9
Redeemable interest	910.9	845.6
Noncontrolling interests	357.6	376.9
Stockholders’ equity	4,327.9	4,930.2
Total capital	$15,078.1	$14,583.6

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 28, 2017:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$—
June 2019	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.5	0.1
Total committed and uncommitted credit facilities	$3.4	$0.2

In fiscal 2016, we entered into a $2.7 billion fee-paid committed credit facility that was originally scheduled to expire in May 2021. During the fourth quarter of fiscal 2017 we amended the credit facility’s expiration date by one year to May 2022.

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

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of May 28, 2017, we were in compliance with all of these covenants.

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

As of May 28, 2017, our total debt, including the impact of derivative instruments designated as hedges, was 67 percent in fixed-rate and 33 percent in floating-rate instruments, compared to 78 percent in fixed-rate and 22 percent in floating-rate instruments on May 29, 2016.

Return on average total capital was 12.7 percent in fiscal 2017 compared to 12.9 percent in fiscal 2016. Improvement in adjusted return on average total capital is one of our key performance measures (see the “Non-GAAP Measures” section below for our discussion of this measure, which is not defined by GAAP). Adjusted return on average total capital increased 30 basis points from 11.3 percent in fiscal 2016 to 11.6 percent in fiscal 2017 as fiscal 2017 adjusted earnings increased. On a constant-currency basis, adjusted return on average total capital increased 40 basis points.

We also believe that our fixed charge coverage ratio and the ratio of operating cash flow to debt are important measures of our financial strength. Our fixed charge coverage ratio in fiscal 2017 was 7.26 compared to 7.40 in fiscal 2016. The measure decreased from fiscal 2016 as earnings before income taxes and after-tax earnings from joint ventures decreased by $132 million in fiscal 2017. Our operating cash flow to debt ratio decreased 6.8 percentage points to 24.4 percent in fiscal 2017, driven by a decrease in cash provided by operations and an increase in notes payable.

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of May 28, 2017, the redemption value of the redeemable interest was $911 million which approximates its fair value.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of May 28, 2017, we have issued guarantees and comfort letters of $505 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $165 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $501 million as of May 28, 2017.

As of May 28, 2017, we had invested in five variable interest entities (VIEs). None of our VIEs are material to our results of operations, financial condition, or liquidity as of and for the fiscal year ended May 28, 2017.

Our defined benefit plans in the United States are subject to the requirements of the Pension Protection Act (PPA). In the future, the PPA may require us to make additional contributions to our domestic plans. We do not expect to be required to make any contributions in fiscal 2017.

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments Due by Fiscal Year
In Millions	Total	2018	2019 -20	2021 -22	2023 and Thereafter
Long-term debt (a)	$8,290.6	604.2	2,647.7	1,559.3	3,479.4
Accrued interest	83.8	83.8	—	—	—
Operating leases (b)	500.7	118.8	182.4	110.4	89.1
Capital leases	1.2	0.4	0.6	0.1	0.1
Purchase obligations (c)	3,191.0	2,304.8	606.8	264.3	15.1
Total contractual obligations	12,067.3	3,112.0	3,437.5	1,934.1	3,583.7
Other long-term obligations (d)	1,372.7	—	—	—	—
Total long-term obligations	$13,440.0	$3,112.0	$3,437.5	$1,934.1	$3,583.7

(a)	Amounts represent the expected cash payments of our long-term debt and do not include $1.2 million for capital leases or $44.4 million for net unamortized debt issuance costs, premiums and discounts, and fair value adjustments.
(b)	Operating leases represents the minimum rental commitments under non-cancelable operating leases.
(c)	The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer marketing spending commitments that support our brands. For purposes of this table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities are excluded from the table above.
(d)	The fair value of our foreign exchange, equity, commodity, and grain derivative contracts with a payable position to the counterparty was $24 million as of May 28, 2017, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations mainly consist of liabilities for accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement benefit, and postemployment benefit plans, and miscellaneous liabilities. We expect to pay $21 million of benefits from our unfunded postemployment benefit plans and $14.6 million of deferred compensation in fiscal 2018. We are unable to reliably estimate the amount of these payments beyond fiscal 2018. As of May 28, 2017, our total liability for uncertain tax positions and accrued interest and penalties was $158.6 million.

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

Promotional Expenditures

Our promotional activities are conducted through our customers and directly or indirectly with end consumers. These activities include: payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays; discounts to our list prices to lower retail shelf prices; payments to gain distribution of new products; coupons, contests, and other incentives; and media and advertising expenditures. The recognition of these costs requires estimation of customer participation and performance levels. These estimates are based on the forecasted customer sales, the timing and forecasted costs of promotional activities, and other factors. Differences between estimated expenses and actual costs are recognized as a change in management estimate in a subsequent period. Our accrued trade, coupon, and consumer marketing liabilities were $483 million as of May 28, 2017, and $564 million as of May 29, 2016. Because our total promotional expenditures (including amounts classified as a reduction of revenues) are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a significant effect on our results of operations.

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

As of May 28, 2017, we had $12.9 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in material impairment losses and amortization expense. We performed our fiscal 2017 assessment of our intangible assets as of August 29, 2016. As of our annual assessment date, there was no impairment of any of our intangible assets as their related fair values were substantially in excess of the carrying values except for the Latin America reporting unit and the Immaculate Baking brand intangible asset. The excess fair value above the carrying value of the Latin America reporting unit and the Immaculate Baking brand intangible asset is as follows:

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Latin America	$523.0	15%
Immaculate Baking	$12.0	17%

Our Latin America reporting unit and Immaculate Baking brand have experienced declining business performance. In addition, while not impaired as of May 28, 2017, the Progresso, Green Giant, and Food Should Taste Good brand intangible assets and U.S. Yogurt reporting unit had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

Redeemable Interest

In fiscal 2017, we adjusted the redemption value of Sodiaal’s redeemable interest in Yoplait SAS based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long-range plan, capital spending, depreciation and taxes, foreign currency exchange rates, and a discount rate. As of May 28, 2017, the redemption value of the redeemable interest was $911 million.

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2017	2016	2015
Estimated fair values of stock options granted	$8.80	$7.24	$7.22
Assumptions:
Risk-free interest rate	1.7%	2.4%	2.6%
Expected term	8.5 years	8.5 years	8.5 years
Expected volatility	17.8%	17.6%	17.5%
Dividend yield	2.9%	3.2%	3.1%

The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. An increase in the expected term by 1 year, leaving all other assumptions constant, would increase the grant date fair value by 1 percent. If all other assumptions are held constant, a one percentage point increase in our fiscal 2017 volatility assumption would increase the grant date fair value of our fiscal 2017 option awards by 7 percent.

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

Any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a windfall tax benefit) is presented in the Consolidated Statements of Cash Flows as a financing cash flow. The actual impact on future years’ cash flows will depend, in part, on the volume of employee stock option exercises during a particular year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value previously determined for financial reporting purposes.

Realized windfall tax benefits are credited to additional paid-in capital within the Consolidated Balance Sheets. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense, potentially resulting in volatility in our consolidated effective income tax rate. Because employee stock option exercise behavior is not within our control, it is possible that significantly different reported results could occur if different assumptions or conditions were to prevail.

See the new accounting requirements for the accounting and presentation of stock-based payments in the Recently Issued Accounting Pronouncements section below for forthcoming changes to stock-based compensation.

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

Defined Benefit Pension, Other Postretirement Benefit, and Postemployment Benefit Plans

We have defined benefit pension plans covering many employees in the United States, Canada, France, and the United Kingdom. We also sponsor plans that provide health care benefits to many of our retirees in the United States, Canada, and Brazil. Under certain circumstances, we also provide accruable benefits, primarily severance, to former and inactive employees in the United States, Canada, and Mexico. Please refer to Note 13 to the Consolidated Financial Statements in Item 8 of this report for a description of our defined benefit pension, other postretirement benefit, and postemployment benefit plans.

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

Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement benefit plan assets were 11.8 percent, 10.0 percent, 6.0 percent, 8.4 percent, and 8.4 percent for the 1, 5, 10, 15, and 20 year periods ended May 31, 2017.

On a weighted-average basis, the expected rate of return for all defined benefit plans was 8.17 percent for fiscal 2017, 8.53 percent for fiscal 2016, and 8.53 percent for fiscal 2015. For fiscal 2018, we lowered our weighted-average expected rate of return on plan assets for our principal defined benefit pension and other postretirement plans in the United States to 7.95 percent due to asset changes that decreased investment risk in the portfolio.

Lowering the expected long-term rate of return on assets by 100 basis points would increase our net pension and postretirement expense by $66 million for fiscal 2018. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.

Discount Rates

Beginning in fiscal 2017, we changed the method used to estimate the service and interest cost components of the net periodic benefit expense for our United States and most of our international defined benefit pension, other postretirement benefit, and postemployment benefit plans. We adopted a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. This method provides a more precise measurement of service and interest costs by correlating the timing of the plans’ liability cash flows to the corresponding rate on the yield curve. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. This change does not affect the measurement of our benefit obligations related to these plans. We have accounted for this change prospectively as a change in accounting estimate beginning in the first quarter of fiscal 2017. The change in methodology resulted in a decrease in service and interest cost of approximately $68 million in fiscal 2017 compared to what our costs would have been under the previous method. The fiscal 2017 reduction in our net periodic benefit expense as a result of this change in methodology was partially offset by a reduction in our weighted-average expected rate of return on plan assets for our principal defined benefit pension and other postretirement plans in the United States to 8.25 percent as a result of changes that decreased investment risk in the portfolio.

Our discount rate assumptions are determined annually as of May 31 for our defined benefit pension, other postretirement benefit, and postemployment benefit plan obligations. We work with our outside actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using the Aa Above Median corporate bond yield, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.

Our weighted-average discount rates were as follows:

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Effective rate for fiscal 2018 service costs	4.37%	4.27%	3.54%
Effective rate for fiscal 2018 interest costs	3.45%	3.24%	2.67%
Obligations as of May 31, 2017	4.08%	3.92%	2.87%
Effective rate for fiscal 2017 service costs	4.57%	4.42%	3.55%
Effective rate for fiscal 2017 interest costs	3.44%	3.17%	2.67%
Obligations as of May 29, 2016	4.19%	3.97%	2.94%
Obligations as of May 31, 2015 and fiscal 2016 expense	4.38%	4.20%	3.55%

Lowering the discount rates by 100 basis points would increase our net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense for fiscal 2018 by approximately $85 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

Health Care Cost Trend Rates

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 7.3 percent for retirees age 65 and over and 7.0 percent for retirees under age 65 at the end of fiscal 2017. Rates are graded down annually until the ultimate trend rate of 5.0 percent is reached in 2024 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease
Effect on the aggregate of the service and interest cost components in fiscal 2018	$ 2.2	$ (1.9)
Effect on the other post retirement accumulated benefit obligation as of May 28, 2017	59.5	(53.8)

Any arising health care claims cost-related experience gain or loss is recognized in the calculation of expected future claims. Once recognized, experience gains and losses are amortized using a straight-line method over 10 years, resulting in at least the minimum amortization required being recorded.

Financial Statement Impact

In fiscal 2017, we recorded net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense of $56 million compared to $163 million of expense in fiscal 2016 and $153 million of expense in fiscal 2015. As of May 28, 2017, we had cumulative unrecognized actuarial net losses of $1.6 billion on our defined benefit pension plans and $24 million on our postretirement and postemployment benefit plans, mainly as the result of liability increases from lower interest rates, partially offset by recent increases in the values of plan assets. These unrecognized actuarial net losses will result in increases in our future pension and postretirement benefit expenses because they currently exceed the corridors defined by GAAP.

Actual future net defined benefit pension, other postretirement benefit, and postemployment benefit plan income or expense will depend on investment performance, changes in future discount rates, changes in health care cost trend rates, and other factors related to the populations participating in these plans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2017, the Financial Accounting Standards Board (FASB) issued new accounting requirements related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense, and net periodic postemployment benefit expense. The new standard requires the service cost component of net periodic benefit expense to be recorded in the same line items as other employee compensation costs within our Consolidated Statements of Earnings. Other components of net periodic benefit expense must be presented separately outside of operating profit in our Consolidated Statements of Earnings. In addition, the new standard requires that only the service cost component of net periodic benefit expense is eligible for capitalization. We recognized net periodic benefit expense of $56 million in fiscal 2017, $163 million in fiscal 2016, and $153 million in fiscal 2015 of which $141 million, $161 million, and $167 million, respectively, related to service cost. These amounts may not necessarily be indicative of future amounts that may be recognized subsequent to the adoption of this new standard. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019. Early adoption is permitted.

In January 2017, the FASB issued new accounting requirements related to goodwill impairment testing. The new standard eliminates the requirement to measure a goodwill impairment loss by determining the implied fair value of goodwill. Instead, goodwill impairment losses will be measured by the amount by which a reporting unit’s carrying value exceeds the reporting unit’s fair value, limited to the amount of goodwill allocated to the reporting unit. The requirements of the new standard are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, which for us is fiscal 2021. Early adoption is permitted. We intend to adopt this standard in fiscal 2018 and do not expect this guidance to have a material impact on our results of operations or financial position.

In October 2016, the FASB issued new accounting requirements related to the recognition of income taxes resulting from intra-entity transfers of assets other than inventory. This will result in the recognition of the income tax consequences resulting from the intra-entity transfer of assets in our Consolidated Statements of Earnings in the period of the transfer. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019. Early adoption is permitted. We are in the process of analyzing the impact of this standard on our results of operations and financial position.

In March 2016, the FASB issued new accounting requirements for the accounting and presentation of stock-based payments. This will result in realized windfall and shortfall tax benefits upon exercise or vesting of stock-based awards being recorded in our Consolidated Statements of Earnings instead of additional paid-in capital within our Consolidated Balance Sheets. In addition, realized windfall and shortfall tax benefits will be reclassified from financing activities to operating activities in our Consolidated Statements of Cash Flows. We recognized windfall tax benefits of $64 million in fiscal 2017, $94 million in fiscal 2016, and $75 million in fiscal 2015. These amounts may not necessarily be indicative of future amounts that may be recognized subsequent to the adoption of this new standard as windfall and shortfall tax benefits are dependent upon future stock prices, employee exercise behavior, and applicable tax rates. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, which for us is the first quarter of fiscal 2018.

In February 2016, the FASB issued new accounting requirements for accounting, presentation and classification of leases. This will result in most leases being capitalized as a right of use asset with a related liability on our Consolidated Balance Sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal 2020. We are in the process of evaluating lease accounting software and analyzing the impact of this standard on our results of operations and financial position. Based on our assessment to date, we expect this guidance will have a material impact on our Consolidated Balance Sheets due to the amount of our lease commitments but we are unable to quantify the impact at this time.

In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard and its subsequent amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019. We are in the process of documenting the impact of the guidance on our current accounting policies and practices in order to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our revenue recognition review and are also in the process of evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance. In addition, we continue to assess our adoption approach. Based on our assessment to date, we do not expect this guidance to have a material impact on our results of operations or financial position.

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

Organic Net Sales Growth Rates

This measure is used in reporting to our executive management and as a component of the Board of Directors’ measurement of our performance for incentive compensation purposes. We provide organic net sales growth rates for our consolidated net sales and segment net sales. We believe that organic net sales growth rates provide useful information to investors because they provide transparency to underlying performance in our net sales by excluding the effect that foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week, when applicable, have on year-to-year comparability. A reconciliation of these measures to reported net sales growth rates, the relevant GAAP measures, are included in our Consolidated Results of Operations and Results of Segment Operations discussions above.

Total Segment Operating Profit and Total Segment Operating Profit as a Percent of Net Sales

Total segment operating profit is used in reporting to our executive management and as a component of the Board of Director’s measurement of our performance for incentive compensation purposes. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance.

	Fiscal Year
Percent of Net Sales	2017		2016		2015		2014		2013
Operating profit as reported	$2,566.4	16.4%	$2,707.4	16.3%	$2,077.3	11.8%	$2,957.4	16.5%	$2,851.8	16.0%
Unallocated Corporate Items	190.1	1.2%	288.9	1.8%	413.8	2.3%	258.4	1.5%	351.3	2.0%
Divestitures loss (gain)	13.5	0.1%	(148.2)	(0.9)%	—	—%	(65.5)	(0.4)%	—	—%
Restructuring, impairment, and other exit costs	182.6	1.2%	151.4	0.9%	543.9	3.1%	3.6	—%	19.8	0.1%
Total Segment operating profit	$2,952.6	18.9%	$2,999.5	18.1%	$3,035.0	17.2%	$3,153.9	17.6%	$3,222.9	18.1%

Diluted EPS Excluding Certain Items Affecting Comparability and Related Constant-currency Growth Rate (Adjusted Diluted EPS)

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Fiscal Year
Per Share Data	2017	2016	2017 vs. 2016 Change	2015	2016 vs. 2015 Change	2014	2013
Diluted earnings per share, as reported	$2.77	$2.77	Flat	$1.97	41%	$2.83	$2.79
Mark-to-market effects (a)	(0.01)	(0.07)		0.09		(0.05)	—
Divestitures loss (gain), net (b)	0.01	(0.10)		—		(0.06)	—
Tax items (c)	—	—		0.13		—	(0.13)
Acquisition integration costs (d)	—	—		0.02		—	0.01
Venezuela currency devaluation (a)	—	—		0.01		0.09	0.03
Restructuring costs (e)	0.26	0.26		0.35		0.01	0.02
Project-related costs (e)	0.05	0.06		0.01		—	—
Indefinite-lived intangible asset impairment (f)	—	—		0.28		—	—
Diluted earnings per share, excluding certain items affecting comparability	$3.08	$2.92	5%	$2.86	2%	$2.82	$2.72
Foreign currency exchange impact			(1)		(3)
Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			6%		5%

(a)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(c)	The fiscal 2015 tax item is related to the one-time repatriation of historical foreign earnings in fiscal 2015. The fiscal 2013 tax items consist of a reduction to income taxes related to the restructuring of our GMC subsidiary and an increase to income taxes related to the liquidation of a corporate investment. Additionally, fiscal 2013 includes changes in deferred taxes associated with the Medicare Part D subsidies related to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010.
(d)	Integration costs resulting from the acquisitions of Annie’s in fiscal 2015 and Yoki in fiscal 2013.
(e)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(f)	See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

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

	Fiscal Year
In Millions	2017	2016	2015	2014	2013	2012
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,701.1	$1,736.8	$1,259.4	$1,861.3	$1,892.5
Interest, net, after-tax	187.9	193.1	199.8	190.9	201.2
Earnings before interest, after-tax	1,889.0	1,929.9	1,459.2	2,052.2	2,093.7
Adjustments, after-tax (a):
Mark-to-market effects	(8.8)	(39.6)	56.5	(30.5)	(2.8)
Divestitures loss (gain), net	9.2	(66.0)	—	(36.0)	—
Tax items	—	—	78.6	—	(85.4)
Acquisition integration costs	—	—	10.4	—	8.8
Venezuela currency devaluation	—	—	8.0	57.8	20.8
Restructuring costs	153.9	160.8	217.7	3.6	15.9
Project-related costs	28.2	36.8	8.3	—	—
Indefinite-lived intangible asset impairment	—	—	176.9	—	—
Adjusted earnings before interest, after-tax for adjusted return on capital calculation	$2,071.5	$2,021.9	$2,015.6	$2,047.1	$2,051.0

Current portion of long-term debt	$604.7	$1,103.4	$1,000.4	$1,250.6	$1,443.3	$741.2
Notes payable	1,234.1	269.8	615.8	1,111.7	599.7	526.5
Long-term debt	7,642.9	7,057.7	7,575.3	6,396.6	5,901.8	6,139.5
Total debt	9,481.7	8,430.9	9,191.5	8,758.9	7,944.8	7,407.2
Redeemable interest	910.9	845.6	778.9	984.1	967.5	847.8
Noncontrolling interests	357.6	376.9	396.0	470.6	456.3	461.0
Stockholders’ equity	4,327.9	4,930.2	4,996.7	6,534.8	6,672.2	6,421.7
Total capital	15,078.1	14,583.6	15,363.1	16,748.4	16,040.8	15,137.7

Accumulated other comprehensive loss	2,244.5	2,612.2	2,310.7	1,340.3	1,585.3	1,743.7
After-tax earnings adjustments (b)	621.6	439.1	347.1	(209.3)	(204.2)	(161.5)
Adjusted total capital	$17,944.2	$17,634.9	$18,020.9	$17,879.4	$17,421.9	$16,719.9

Average total capital (c)	$14,830.9	$14,973.4	$16,055.8	$16,394.6	$15,589.2
Return on average total capital (c)	12.7%	12.9%	9.1%	12.5%	13.4%

Adjusted average total capital (c)	$17,789.6	$17,827.9	$17,950.1	$17,650.6	$17,070.8
Adjusted return on average total capital (c)	11.6%	11.3%	11.2%	11.6%	12.0%

Change in adjusted return on average total capital	30 bps
Foreign currency exchange impact	(10)bps
Change in adjusted return on average total capital on a constant-currency basis	40 bps

(a)	See our reconciliation below of the effective income tax rate as reported to the effective income tax rate excluding certain items affecting comparability for the tax impact of each item affecting comparability.
(b)	Sum of current year and previous year after-tax adjustments.
(c)	See “Glossary” in Item 8 of this report for definition.

Free Cash Flow Conversion Rate and Total Cash Returned to Shareholders as a Percentage of Free Cash Flow

We believe these measures provide useful information to investors because they are important for assessing our efficiency in converting earnings to cash and returning cash to shareholders. The calculation of free cash flow conversion rate and net cash provided by operating activities conversion rate, its equivalent GAAP measure follows:

In Millions	Fiscal 2017
Net earnings, including earnings attributable to redeemable and noncontrolling interests, as reported	$1,701.1
Mark-to-market effects, net of tax (a)	(8.8)
Divestitures loss, net of tax (b)	9.2
Restructuring costs, net of tax (c)	153.9
Project-related costs, net of tax (c)	28.2
Adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests	1,883.6

Net cash provided by operating activities	2,313.3
Purchases of land, buildings, and equipment	(684.4)
Free cash flow	$1,628.9

Net cash provided by operating activities conversion rate	136%

Free cash flow conversion rate	86%

The calculation of total cash returned to shareholders as a percentage of free cash flow follows:

Dividends paid	$1,135.1
Purchases of common stock for treasury	1,651.5
Proceeds from common stock issued on exercised options	(112.6)
Total cash returned to shareholders	$2,674.0

Total cash returned to shareholders as a percentage of free cash flow	164%

(a)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(c)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.

See our reconciliation below of the effective income tax rate as reported to the effective income tax rate excluding certain items affecting comparability for the tax impact of each item affecting comparability.

Total Segment Operating Profit Constant-currency Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Total segment operating profit growth rates on a constant-currency basis are calculated as follows:

	Fiscal
	2017	2016
Percentage change in total segment operating profit as reported	(2) %	(1	) %
Impact of foreign currency exchange	(1) pt	(2	) pts
Percentage change in total segment operating profit on a constant-currency basis	(1) %	1%

See our reconciliation of total segment operating profit to operating profit, its GAAP-equivalent, above.

Constant-currency After-Tax Earnings from Joint Ventures Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our joint ventures by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

	Fiscal
	2017		2016
Percentage change in after-tax earnings from joint ventures as reported	(4)%		5%
Impact of foreign currency exchange	2	pts	(7) pts
Percentage change in after-tax earnings from joint ventures on a constant-currency basis	(6)%		12%

Net Sales Growth Rates for Canada Operating Unit on a Constant-currency Basis

We believe this measure of our Canada operating unit net sales provides useful information to investors because it provides transparency to the underlying performance for the Canada operating unit within our North America Retail segment by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

Fiscal
	2017	2016
Percentage change in net sales as reported	(2) %	(16) %
Impact of foreign currency exchange	Flat	(12) pts
Percentage change in net sales on a constant-currency basis	(2) %	(4) %

Constant-currency Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Fiscal 2017
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant- Currency Basis
North America Retail	(2)%	Flat		(2)%
Europe & Australia	(18)	(9	)pts	(9)
Asia & Latin America	21	1pt		20

	Fiscal 2016
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant- Currency Basis
North America Retail	(1)%	(1	)pt	Flat
Europe & Australia	12	(16	)pts	28%
Asia & Latin America	(42)	(9	)pts	(33)

Effective Income Tax Rate Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing the effective tax rate excluding certain items affecting year-to-year comparability and presents the income tax effects of certain items affecting comparability.

Effective income tax rates excluding certain items affecting comparability are calculated as follows:

	Fiscal Year Ended
	May 28, 2017		May 29, 2016		May 31, 2015		May 25, 2014		May 26, 2013
In Millions	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$2,271.3	$655.2	$2,403.6	$755.2	$1,761.9	$586.8	$2,655.0	$883.3	$2,534.9	$741.2
Mark-to-market effects (b)	(13.9)	(5.1)	(62.8)	(23.2)	89.7	33.2	(48.5)	(18.0)	(4.4)	(1.6)
Divestitures loss (gain) (c)	13.5	4.3	(148.2)	(82.2)	—	—	(65.5)	(29.5)	—	—
Tax items (d)	—	—	—	—	—	(78.6)	—	—	—	85.4
Acquisition integration costs (e)	—	—	—	—	16.0	5.6	—	—	12.3	3.5
Venezuela currency devaluation (b)	—	—	—	—	8.0	—	62.2	4.4	25.2	4.4
Restructuring costs (f)	224.1	70.2	229.8	69.0	343.5	125.8	3.6	—	18.6	2.7
Project-related costs (f)	43.9	15.7	57.5	20.7	13.2	4.9	—	—	—	—
Intangible asset impairment (g)	—	—	—	—	260.0	83.1	—	—	—	—
As adjusted	$2,538.9	$740.3	$2,479.9	$739.5	$2,492.3	$760.8	$2,606.8	$840.2	$2,586.6	$835.6

Effective tax rate:
As reported		28.8%		31.4%		33.3%		33.3%		29.2%
As adjusted		29.2%		29.8%		30.5%		32.2%		32.3%
Sum of adjustments to income taxes		$85.1		$(15.7)		$174.0		$(43.1)		$94.4
Average number of common shares - diluted EPS		598.0		611.9		618.8		645.7		665.6
Impact of income tax adjustments on diluted EPS excluding certain items affecting comparability		$(0.14)		$0.03		$(0.28)		$0.07		$(0.14)

(a)	Earnings before income taxes and after-tax earnings from joint ventures.
(b)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(c)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(d)	The fiscal 2015 tax item is related to the one-time repatriation of historical foreign earnings in fiscal 2015. The fiscal 2013 tax items consist of a reduction to income taxes related to the restructuring of our GMC subsidiary and an increase to income taxes related to the liquidation of a corporate investment. Additionally, fiscal 2013 includes changes in deferred taxes associated with the Medicare Part D subsidies related to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010.
(e)	Integration costs resulting from the acquisitions of Annie’s in fiscal 2015 and Yoki in fiscal 2013.
(f)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.

(g)	See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

Adjusted Operating Profit as a Percent of Net Sales Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing our operating profit margin on a comparable basis. Adjusted operating profit excludes certain items affecting comparability.

	Fiscal Year
Percent of Net Sales	2017		2016		2015		2014		2013
Operating profit as reported	$2,566.4	16.4%	$2,707.4	16.3%	$2,077.3	11.8%	$2,957.4	16.5%	$2,851.8	16.0%
Mark-to-market effects (a)	(13.9)	(0.1)%	(62.8)	(0.4)%	89.7	0.5%	(48.5)	(0.3)%	(4.4)	— %
Divestitures loss (gain), (b)	13.5	0.1%	(148.2)	(0.9)%	—	—%	(65.5)	(0.4)%	—	— %
Acquisition integration costs (c)	—	—%	—	—%	16.0	0.1%	—	—%	12.3	0.1%
Venezuela currency devaluation (a)	—	—%	—	—%	8.0	—%	62.2	0.4%	25.2	0.1%
Restructuring costs (d)	224.1	1.4%	229.8	1.4%	343.5	1.9%	3.6	—%	18.6	0.1%
Project-related costs (d)	43.9	0.3%	57.5	0.4%	13.2	0.1%	—	—%	—	— %
Intangible asset impairment (e)	—	—%	—	—%	260.0	1.5%	—	—%	—	— %
Adjusted operating profit	$2,834.0	18.1%	$2,783.7	16.8%	$2,807.7	15.9%	$2,909.2	16.2%	$2,903.5	16.3%

(a)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(c)	Integration costs resulting from the acquisitions of Annie’s in fiscal 2015 and Yoki in fiscal 2013.
(d)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(e)	See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

Forward-Looking Financial Measures

Our fiscal 2018 outlook for organic net sales growth, constant-currency total segment operating profit and adjusted diluted EPS, and adjusted operating profit margin are non-GAAP financial measures that exclude, or have otherwise been adjusted for, items impacting comparability, including the effect of foreign currency exchange rate fluctuations, restructuring charges and project-related costs, and commodity mark-to-market effects. Our fiscal 2018 outlook for organic net sales growth also excludes the effect of acquisitions and divestitures. We are not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because we are unable to predict with a reasonable degree of certainty the actual impact of changes in foreign currency exchange rates and commodity prices or the timing of acquisitions, divestitures and restructuring actions throughout fiscal 2018. The unavailable information could have a significant impact on our fiscal 2018 GAAP financial results.

For fiscal 2018, we currently expect: foreign currency exchange rates (based on blend of forward and forecasted rates and hedge positions), acquisitions, and divestitures to have an immaterial impact on net sales growth; foreign currency exchange rates to have an immaterial impact on total segment operating profit and adjusted diluted EPS growth; and total restructuring charges and project-related costs related to actions previously announced to total approximately $45 million.

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

The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 28, 2017, and May 29, 2016, and the average fair value impact during the year ended May 28, 2017.

	Fair Value Impact
In Millions	May 28, 2017	Average during fiscal 2017	May 29, 2016
Interest rate instruments	$25.1	$26.5	$33.3
Foreign currency instruments	24.6	22.9	27.6
Commodity instruments	3.2	2.5	3.3
Equity instruments	1.3	1.4	1.7

ITEM 8	Financial Statements and Supplementary Data

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

The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2018.

/s/ J. L. Harmening	/s/ D. L. Mulligan

J. L. Harmening	D. L. Mulligan
Chief Executive Officer	Executive Vice President
and Chief Financial Officer

June 29, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

General Mills, Inc.:

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries as of May 28, 2017 and May 29, 2016, and the related consolidated statements of earnings, comprehensive income, total equity and redeemable interest, and cash flows for each of the fiscal years in the three-year period ended May 28, 2017. In connection with our audits of the consolidated financial statements, we have audited the accompanying financial statement schedule. We also have audited General Mills, Inc.’s internal control over financial reporting as of May 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Mills, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9a Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Mills, Inc. and subsidiaries as of May 28, 2017 and May 29, 2016, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 28, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, General Mills, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

June 29, 2017

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	Fiscal Year
	2017	2016	2015

Net sales	$15,619.8	$16,563.1	$17,630.3

Cost of sales	10,056.0	10,733.6	11,681.1

Selling, general, and administrative expenses	2,801.3	3,118.9	3,328.0

Divestitures loss (gain)	13.5	(148.2)	—

Restructuring, impairment, and other exit costs	182.6	151.4	543.9

Operating profit	2,566.4	2,707.4	2,077.3

Interest, net	295.1	303.8	315.4

Earnings before income taxes and after-tax earnings from joint ventures	2,271.3	2,403.6	1,761.9

Income taxes	655.2	755.2	586.8

After-tax earnings from joint ventures	85.0	88.4	84.3

Net earnings, including earnings attributable to redeemable and noncontrolling interests	1,701.1	1,736.8	1,259.4

Net earnings attributable to redeemable and noncontrolling interests	43.6	39.4	38.1

Net earnings attributable to General Mills	$1,657.5	$1,697.4	$1,221.3

Earnings per share - basic	$2.82	$2.83	$2.02

Earnings per share - diluted	$2.77	$2.77	$1.97

Dividends per share	$1.92	$1.78	$1.67

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2017	2016	2015

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,701.1	$1,736.8	$1,259.4

Other comprehensive income (loss), net of tax:

Foreign currency translation	6.3	(108.7)	(957.9)

Net actuarial income (loss)	197.9	(325.9)	(358.4)

Other fair value changes:

Securities	0.8	0.1	0.8

Hedge derivatives	53.3	16.0	4.1

Reclassification to earnings:

Hedge derivatives	(25.7)	(9.5)	4.9

Amortization of losses and prior service costs	122.5	128.6	105.1

Other comprehensive income (loss), net of tax	355.1	(299.4)	(1,201.4)

Total comprehensive income	2,056.2	1,437.4	58.0

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	31.0	41.5	(192.9)

Comprehensive income attributable to General Mills	$2,025.2	$1,395.9	$250.9

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	May 28, 2017	May 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$766.1	$763.7
Receivables	1,430.1	1,360.8
Inventories	1,483.6	1,413.7
Prepaid expenses and other current assets	381.6	399.0

Total current assets	4,061.4	3,937.2

Land, buildings, and equipment	3,687.7	3,743.6
Goodwill	8,747.2	8,741.2
Other intangible assets	4,530.4	4,538.6
Other assets	785.9	751.7

Total assets	$21,812.6	$21,712.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,119.8	$2,046.5
Current portion of long-term debt	604.7	1,103.4
Notes payable	1,234.1	269.8
Other current liabilities	1,372.2	1,595.0

Total current liabilities	5,330.8	5,014.7

Long-term debt	7,642.9	7,057.7
Deferred income taxes	1,719.4	1,399.6
Other liabilities	1,523.1	2,087.6

Total liabilities	16,216.2	15,559.6

Redeemable interest	910.9	845.6

Stockholders’ equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,120.9	1,177.0
Retained earnings	13,138.9	12,616.5
Common stock in treasury, at cost, shares of 177.7 and 157.8	(7,762.9)	(6,326.6)
Accumulated other comprehensive loss	(2,244.5)	(2,612.2)

Total stockholders’ equity	4,327.9	4,930.2

Noncontrolling interests	357.6	376.9

Total equity	4,685.5	5,307.1

Total liabilities and equity	$21,812.6	$21,712.3

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity, and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest
Balance as of May 25, 2014	754.6	$75.5	$1,231.8	(142.3)	$(5,219.4)	$11,787.2	$(1,340.3)	$470.6	$7,005.4	$984.1
Total comprehensive income (loss)						1,221.3	(970.4)	(70.0)	180.9	(122.9)
Cash dividends declared ($1.67 per share)						(1,017.7)			(1,017.7)
Shares purchased				(22.3)	(1,161.9)				(1,161.9)
Stock compensation plans (includes income tax benefits of $74.6)			(38.1)	8.7	325.7				287.6
Unearned compensation related to stock unit awards			(80.8)						(80.8)
Earned compensation			111.1						111.1
Decrease in redemption value of redeemable interest			83.2						83.2	(83.2)
Addition of noncontrolling interest								20.7	20.7
Acquisition of interest in subsidiary			(10.5)					0.6	(9.9)
Distributions to redeemable and noncontrolling interest holders								(25.9)	(25.9)	0.9
Balance as of May 31, 2015	754.6	75.5	1,296.7	(155.9)	(6,055.6)	11,990.8	(2,310.7)	396.0	5,392.7	778.9
Total comprehensive income (loss)						1,697.4	(301.5)	11.2	1,407.1	30.3
Cash dividends declared ($1.78 per share)						(1,071.7)			(1,071.7)
Shares purchased				(10.7)	(606.7)				(606.7)
Stock compensation plans (includes income tax benefits of $94.1)			(46.3)	8.8	335.7				289.4
Unearned compensation related to stock unit awards			(63.3)						(63.3)
Earned compensation			84.8						84.8
Increase in redemption value of redeemable interest			(91.5)						(91.5)	91.5
Acquisition of interest in subsidiary			(3.4)					(1.1)	(4.5)
Distributions to redeemable and noncontrolling interest holders								(29.2)	(29.2)	(55.1)
Balance as of May 29, 2016	754.6	75.5	1,177.0	(157.8)	(6,326.6)	12,616.5	(2,612.2)	376.9	5,307.1	845.6
Total comprehensive income						1,657.5	367.7	13.8	2,039.0	17.2
Cash dividends declared (1.92 per share)						(1,135.1)			(1,135.1)
Shares purchased				(25.4)	(1,651.5)				(1,651.5)
Stock compensation plans (includes income tax benefits of $64.1)			3.6	5.5	215.2				218.8
Unearned compensation related to stock unit awards			(78.5)						(78.5)
Earned compensation			94.9						94.9
Increase in redemption value of redeemable interest			(75.9)						(75.9)	75.9
Acquisition of interest in subsidiary			(0.2)					0.1	(0.1)
Distributions to redeemable and noncontrolling interest holders								(33.2)	(33.2)	(27.8)
Balance as of May 28, 2017	754.6	$75.5	$1,120.9	(177.7)	$(7,762.9)	$13,138.9	$(2,244.5)	$357.6	$4,685.5	$910.9

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2017	2016	2015
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,701.1	$1,736.8	$1,259.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	603.6	608.1	588.3
After-tax earnings from joint ventures	(85.0)	(88.4)	(84.3)
Distributions of earnings from joint ventures	75.6	75.1	72.6
Stock-based compensation	95.7	89.8	106.4
Deferred income taxes	183.9	120.6	25.3
Tax benefit on exercised options	(64.1)	(94.1)	(74.6)
Pension and other postretirement benefit plan contributions	(45.4)	(47.8)	(49.5)
Pension and other postretirement benefit plan costs	35.7	118.1	91.3
Divestitures loss (gain)	13.5	(148.2)	—
Restructuring, impairment, and other exit costs	117.0	107.2	531.1
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	(232.0)	258.2	214.7
Other, net	(86.3)	(105.6)	(137.9)

Net cash provided by operating activities	2,313.3	2,629.8	2,542.8

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(684.4)	(729.3)	(712.4)
Acquisitions, net of cash acquired	—	(84.0)	(822.3)
Investments in affiliates, net	3.3	63.9	(102.4)
Proceeds from disposal of land, buildings, and equipment	4.2	4.4	11.0
Proceeds from divestitures	17.5	828.5	—
Exchangeable note	13.0	21.1	27.9
Other, net	(0.5)	(11.2)	(4.0)

Net cash provided (used) by investing activities	(646.9)	93.4	(1,602.2)

Cash Flows - Financing Activities
Change in notes payable	962.4	(323.8)	(509.8)
Issuance of long-term debt	1,072.1	542.5	2,253.2
Payment of long-term debt	(1,000.0)	(1,000.4)	(1,145.8)
Proceeds from common stock issued on exercised options	112.6	171.9	163.7
Tax benefit on exercised options	64.1	94.1	74.6
Purchases of common stock for treasury	(1,651.5)	(606.7)	(1,161.9)
Dividends paid	(1,135.1)	(1,071.7)	(1,017.7)
Distributions to noncontrolling and redeemable interest holders	(61.0)	(84.3)	(25.0)
Other, net	(9.1)	(7.2)	(16.1)

Net cash used by financing activities	(1,645.5)	(2,285.6)	(1,384.8)

Effect of exchange rate changes on cash and cash equivalents	(18.5)	(8.1)	(88.9)

Increase (decrease) in cash and cash equivalents	2.4	429.5	(533.1)
Cash and cash equivalents - beginning of year	763.7	334.2	867.3

Cash and cash equivalents - end of year	$766.1	$763.7	$334.2

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions and divestitures:
Receivables	$(69.2)	$(6.9)	$6.8
Inventories	(61.5)	(146.1)	(24.2)
Prepaid expenses and other current assets	16.6	(0.1)	(50.5)
Accounts payable	99.5	318.7	145.8
Other current liabilities	(217.4)	92.6	136.8

Changes in current assets and liabilities	$(232.0)	$258.2	$214.7

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

Our fiscal year ends on the last Sunday in May. Fiscal years 2017 and 2016 consisted of 52 weeks, while fiscal year 2015 consisted of 53 weeks.

Change in Reporting Period

As part of a long-term plan to conform the fiscal year ends of all our operations, in fiscal 2017 we changed the reporting period of General Mills Brasil Alimentos Ltda (Yoki) within our Asia & Latin America segment from an April fiscal year-end to a May fiscal year-end to match our fiscal calendar. Accordingly, in fiscal 2017, our results included 13 months of results from the affected operations. The impact of these changes was not material to our consolidated results of operations. Our General Mills India business remains on an April fiscal year end.

In fiscal 2016 we changed the reporting period of Yoplait SAS and Yoplait Marques SNC within our Europe & Australia segment and Annie’s, Inc. (Annie’s) within our North America Retail segment from an April fiscal year-end to a May fiscal year-end to match our fiscal calendar. Accordingly, in fiscal 2016, our results included 13 months of results from the affected operations. The impact of these changes was not material to our consolidated results of operations.

Certain reclassifications to our previously reported financial information have been made to conform to the current period presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider all investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

All inventories in the United States other than grain are valued at the lower of cost, using the last-in, first-out (LIFO) method, or market. Grain inventories are valued at net realizable value, and all related cash contracts and derivatives are valued at fair value, with all net changes in value recorded in earnings currently.

Inventories outside of the United States are generally valued at the lower of cost, using the first-in, first-out (FIFO) method, or net realizable value.

Shipping costs associated with the distribution of finished product to our customers are recorded as cost of sales, and are recognized when the related finished product is shipped to and accepted by the customer.

Land, Buildings, Equipment, and Depreciation

Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 years, and equipment, furniture, and software are usually depreciated over 3 to 10 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation and the resulting gains and losses, if any, are recognized in earnings. As of May 28, 2017, assets held for sale were insignificant.

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

In addition, we assess our investments in our joint ventures if we have reason to believe an impairment may have occurred including, but not limited to, as a result of ongoing operating losses, projected decreases in earnings, increases in the weighted average cost of capital, or significant business disruptions. The significant assumptions used to estimate fair value include revenue growth and profitability, royalty rates, capital spending, depreciation and taxes, foreign currency exchange rates, and a discount rate. By their nature, these projections and assumptions are uncertain. If we were to determine the current fair value of our investment was less than the carrying value of the investment, then we would assess if the shortfall was of a temporary or permanent nature and write down the investment to its fair value if we concluded the impairment is other than temporary.

Redeemable Interest

We have a 51 percent controlling interest in Yoplait SAS, a consolidated entity. Sodiaal International (Sodiaal) holds the remaining 49 percent interest in Yoplait SAS. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. This put option requires us to classify Sodiaal’s interest as a redeemable interest outside of equity on our Consolidated Balance Sheets for as long as the put is exercisable by Sodiaal. When the put is no longer exercisable, the redeemable interest will be reclassified to noncontrolling interests on our Consolidated Balance Sheets. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. During the second and third quarters of fiscal 2017, we adjusted the redeemable interest’s redemption value based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long-range plan, capital spending, depreciation, taxes, foreign currency exchange rates, and a discount rate.

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

Defined Benefit Pension, Other Postretirement Benefit, and Postemployment Benefit Plans

We sponsor several domestic and foreign defined benefit plans to provide pension, health care, and other welfare benefits to retired employees. Under certain circumstances, we also provide accruable benefits, primarily severance, to former or inactive employees in the United States, Canada, and Mexico. We recognize an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) are charged to expense when incurred. Our postemployment benefit plans are unfunded.

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

Other New Accounting Standards

In the first quarter of fiscal 2017, we adopted new accounting requirements for the presentation of certain investments using the net asset value, providing a practical expedient to exclude such investments from categorization within the fair value hierarchy and separate disclosure. We adopted the guidance retrospectively and restated the fiscal 2016 fair value of plan asset tables in Note 13. The adoption of this guidance did not impact our results of operations or financial position.

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

NOTE 3. ACQUISITION AND DIVESTITURES

During the second quarter of fiscal 2017, we sold our Martel, Ohio manufacturing facility in our Convenience Stores & Foodservice segment and simultaneously entered into a co-packing agreement with the purchaser. We received $17.5 million in cash, and recorded a pre-tax loss of $13.5 million.

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

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges recorded in fiscal 2017 related to these initiatives were as follows:

	Fiscal 2017
In Millions	Severance	Asset Write-offs	Pension Related	Accelerated Depreciation	Other	Total
Global reorganization	$66.3	$—	$—	$—	$5.8	$72.1
Closure of Melbourne, Australia plant	11.4	4.5	—	5.6	0.4	21.9
Restructuring of certain international product lines	7.0	37.0	—	(0.3)	1.4	45.1
Closure of Vineland, New Jersey plant	12.3	7.9	1.5	14.5	5.2	41.4
Project Compass	(1.5)	0.1	—	0.2	0.8	(0.4)
Project Century	(1.0)	13.0	0.7	18.5	12.8	44.0
Total	$94.5	$62.5	$2.2	$38.5	$26.4	$224.1

In the third quarter of fiscal 2017, we approved restructuring actions designed to better align our organizational structure with our strategic initiatives. This action will affect approximately 600 positions, and we expect to incur approximately $75 million of net expenses relating to these actions, all of which will be cash. We recorded $72.1 million of restructuring charges relating to these actions in fiscal 2017. We expect these actions to be completed by the end of fiscal 2018.

In the second quarter of fiscal 2017, we notified the employees and their representatives of our decision to close our pasta manufacturing facility in Melbourne, Australia in our Europe & Australia segment to improve our margin structure. This action will affect approximately 350 positions, and we expect to incur approximately $34 million of net expenses relating to this action, of which approximately $3 million will be cash. We recorded $21.9 million of restructuring charges relating to this action in fiscal 2017. We expect this action to be completed by the end of fiscal 2019.

In the first quarter of fiscal 2017, we announced a plan to restructure certain product lines in our Asia & Latin America segment. To eliminate excess capacity, we closed our snacks manufacturing facility in Marília, Brazil and ceased production operations for meals and snacks at our facility in São Bernardo do Campo, Brazil. We also ceased production of certain underperforming snack products at our facility in Nanjing, China. These and other actions will affect approximately 420 positions in our Brazilian operations and approximately 440 positions in our Greater China operations. We expect to incur approximately $42 million of net expenses related to these actions, most of which will be non-cash. We recorded $45.1 million of restructuring charges relating to these actions in fiscal 2017. We expect these actions to be completed by the end of fiscal 2019.

In the first quarter of fiscal 2017, we approved a plan to close our Vineland, New Jersey facility to eliminate excess soup capacity in our North America Retail segment. This action will affect approximately 380 positions, and we expect to incur approximately $58 million of net expenses related to this action, of which approximately $19 million will be cash. We recorded $41.4 million of restructuring charges relating to this action in fiscal 2017. We expect this action to be completed by the end of fiscal 2019.

Charges recorded in fiscal 2016 were as follows:

	Fiscal 2016
In Millions	Severance	Asset Write-offs	Pension Related	Accelerated Depreciation	Other	Total
Project Compass	$45.4	$—	$1.4	$—	$7.9	$54.7
Project Catalyst	(8.7)	1.2	—	—	—	(7.5)
Project Century	30.9	30.7	19.1	76.5	25.4	182.6
Total	$67.6	$31.9	$20.5	$76.5	$33.3	$229.8

In the first quarter of fiscal 2016, we approved Project Compass, a restructuring plan designed to enable our international operations to accelerate long-term growth through increased organizational effectiveness and reduced administrative expense. In connection with this project, we eliminated 749 positions. We incurred $54.3 million of net expenses, all of which was cash. In fiscal 2017, we reduced the estimate of charges related to this action by $0.4 million. We recorded $54.7 million of restructuring charges relating to this action in fiscal 2016. This action was completed in fiscal 2017.

In fiscal 2015, we announced Project Century (Century) which initially involved a review of our North American manufacturing and distribution network to streamline operations and identify potential capacity reductions. In fiscal 2016, we broadened the scope of Century to identify opportunities to streamline our supply chain outside of North America.

As part of Century, in the second quarter of fiscal 2016, we approved a restructuring plan to close manufacturing facilities in our Europe & Australia segment supply chain located in Berwick, United Kingdom and East Tamaki, New Zealand. These actions affected 287 positions and we incurred $31.8 million of net expenses related to these actions, of which $12 million was cash. We recorded $1.8 million of restructuring charges relating to these actions in fiscal 2017 and $30.0 million in fiscal 2016. These actions were completed in fiscal 2017.

As part of Century, in the first quarter of fiscal 2016, we approved a restructuring plan to close our West Chicago, Illinois cereal and dry dinner manufacturing plant in our North America Retail segment supply chain. This action affected 484 positions, and we expect to incur approximately $104 million of net expenses relating to this action, of which approximately $41 million will be cash. We recorded $23.2 million of restructuring charges relating to this action in fiscal 2017 and $79.2 million in fiscal 2016. We expect this action to be completed by the end of fiscal 2018.

As part of Century, in the first quarter of fiscal 2016, we approved a restructuring plan to close our Joplin, Missouri snacks plant in our North America Retail segment’s supply chain. This action affected 125 positions, and we incurred $6.6 million of net expenses relating to this action, of which less than $1 million was cash. We recorded $6.3 million of restructuring charges relating to this action in fiscal 2016. This action was completed in fiscal 2016.

Charges recorded in fiscal 2015 were as follows:

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

In the second quarter of fiscal 2015, we approved Project Catalyst, a restructuring plan to increase organizational effectiveness and reduce overhead expense. In connection with this project, 759 positions were impacted, primarily in the United States. We incurred $140.9 million of net expenses relating to this action of which approximately $94 million was cash. We recorded $148.4 million of restructuring charges relating to this action in fiscal 2015. This action was substantially completed in fiscal 2015.

As part of Century, in the third quarter of fiscal 2015, we approved a restructuring plan to reduce our refrigerated dough capacity and exit our Midland, Ontario, Canada and New Albany, Indiana facilities, which support our North America Retail and Convenience Stores & Foodservice segments’ supply chains. The Midland action affected 94 positions and we expect to incur approximately $13 million of net expenses relating to this action, of which approximately $7 million will be cash. We recorded $1.8 million of restructuring charges relating to this action in fiscal 2017, $2.7 million in fiscal 2016 and $6.5 million in fiscal 2015. The New Albany action will affect 412 positions, and we expect to incur approximately $83 million of net expenses relating to this action of which approximately $40 million will be cash. We recorded $14.6 million of restructuring charges relating to this action in fiscal 2017, $17.1 million in fiscal 2016 and $51.3 million in fiscal 2015. We anticipate these actions will be completed by the end of fiscal 2018.

As part of Century, in the second quarter of fiscal 2015, we approved a restructuring plan to consolidate yogurt manufacturing capacity and exit our Methuen, Massachusetts facility in our North America Retail and Convenience Stores & Foodservice segments’ supply chains. This action affected 170 positions. We incurred $59.7 million of net expenses relating to this action of which $13 million was cash. We recorded $15.6 million of restructuring charges relating to this action in fiscal 2016 and $43.6 million in fiscal 2015. This action was substantially completed in fiscal 2017.

As part of Century, in the second quarter of fiscal 2015, we approved a restructuring plan to eliminate excess cereal and dry mix capacity and exit our Lodi, California facility in our North America Retail segment supply chain. This action affected 409 positions. We incurred $95.3 million of net expenses related to this action of which $22 million was cash. We recorded $1.5 million of restructuring charges relating to this action in fiscal 2017, $30.6 million in fiscal 2016 and $63.2 million in fiscal 2015. This action was substantially completed in fiscal 2016.

In addition to the actions taken at certain facilities described above, we incurred restructuring charges related to Century of $1.1 million in fiscal 2017, none of which was cash, $1.1 million in fiscal 2016 and $17.2 million in fiscal 2015.

During the first quarter of fiscal 2015, we approved a plan to combine certain Yoplait and General Mills operational facilities within our North America Retail and Europe & Australia segments to increase efficiencies and reduce costs. This action affected approximately 240 positions. We expect to incur $15 million of net expenses relating to this action of which $14 million will be cash. We recorded $13.9 million of restructuring charges in fiscal 2015. We anticipate these actions will be completed by the end of fiscal 2018.

We paid cash related to restructuring initiatives of $107.8 million in fiscal 2017, $122.6 million in fiscal 2016 and $63.6 million in fiscal 2015.

In addition to restructuring charges, we expect to incur approximately $130 million of additional project-related costs, which will be recorded in cost of sales, all of which will be cash. We recorded project-related costs in cost of sales of $43.9 million in fiscal 2017, $57.5 million in fiscal 2016 and $13.2 million in fiscal 2015. We paid cash for project-related costs of $46.9 million in fiscal 2017, $54.5 million in fiscal 2016 and $9.7 million in fiscal 2015.

Restructuring charges and project-related costs are classified in our Consolidated Statements of Earnings as follows:

	Fiscal
In Millions	2017	2016	2015
Cost of sales	$41.5	$78.4	$59.6
Restructuring, impairment, and other exit costs	182.6	151.4	283.9
Total restructuring charges	224.1	229.8	343.5

Project-related costs classified in cost of sales	$43.9	$57.5	$13.2

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 25, 2014	$3.5	$—	$—	$3.5
Fiscal 2015 charges, including foreign currency translation	176.4	0.6	8.1	185.1
Utilized in fiscal 2015	(61.3)	—	(6.5)	(67.8)
Reserve balance as of May 31, 2015	118.6	0.6	1.6	120.8
Fiscal 2016 charges, including foreign currency translation	64.3	1.6	4.3	70.2
Utilized in fiscal 2016	(109.3)	(0.7)	(4.4)	(114.4)
Reserve balance as of May 29, 2016	73.6	1.5	1.5	76.6
Fiscal 2017 charges, including foreign currency translation	95.0	0.9	8.1	104.0
Utilized in fiscal 2017	(86.8)	(1.7)	(7.1)	(95.6)
Reserve balance as of May 28, 2017	$81.8	$0.7	$2.5	$85.0

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

Results from our CPW and HDJ joint ventures are reported for the 12 months ended March 31.

Joint venture related balance sheet activity follows:

In Millions	May 28, 2017	May 29, 2016
Cumulative investments	$505.3	$518.9
Goodwill and other intangibles	472.0	469.2
Aggregate advances included in cumulative investments	284.7	300.3

Joint venture earnings and cash flow activity follows:

	Fiscal Year
In Millions	2017	2016	2015
Sales to joint ventures	$7.0	$10.5	$11.6
Net advances (repayments)	(3.3)	(63.9)	102.4
Dividends received	75.6	75.1	72.6

Summary combined financial information for the joint ventures on a 100 percent basis follows:

	Fiscal Year
In Millions	2017	2016	2015
Net sales:
CPW	$1,648.4	$1,674.8	$1,894.5
HDJ	435.1	369.4	370.2
Total net sales	2,083.5	2,044.2	2,264.7

Gross margin	865.9	867.6	925.4
Earnings before income taxes	243.3	234.8	220.9
Earnings after income taxes	190.3	186.7	170.7

In Millions	May 28, 2017	May 29, 2016
Current assets	$849.7	$814.1
Noncurrent assets	858.9	959.9
Current liabilities	1,469.6	1,457.3
Noncurrent liabilities	55.2	81.7

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets are as follows:

In Millions	May 28, 2017	May 29, 2016
Goodwill	$8,747.2	$8,741.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,161.1	4,147.5
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	524.8	536.9
Less accumulated amortization	(155.5)	(145.8)
Intangible assets subject to amortization	369.3	391.1
Other intangible assets	4,530.4	4,538.6
Total	$13,277.6	$13,279.8

Based on the carrying value of finite-lived intangible assets as of May 28, 2017, amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

During the third quarter of fiscal 2017, we announced a new global organization structure to streamline our leadership, enhance global scale, and drive improved operational agility to maximize our growth capabilities. As a result of this global reorganization, we reassessed our operating segments and our reporting units. Under our new organization structure, our chief operating decision maker assesses performance and makes decisions about resources to be allocated to our segments at the North America Retail, Convenience Stores & Foodservice, Europe & Australia, and Asia & Latin America operating segment level. See Note 16 for additional information on our operating segments. Our reporting units were unchanged with the exception of combining our former U.S. Meals and U.S. Baking reporting units into a single reporting unit.

The changes in the carrying amount of goodwill for fiscal 2015, 2016, and 2017 are as follows:

In Millions	North America Retail	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 25, 2014	$5,975.1	$921.1	$866.1	$390.0	$498.2	$8,650.5
Acquisition	589.8	—	—	—	—	589.8
Other activity, primarily foreign currency translation	(18.7)	—	(147.0)	(103.0)	(96.7)	(365.4)
Balance as of May 31, 2015	6,546.2	921.1	719.1	287.0	401.5	8,874.9
Acquisitions	54.1	—	—	29.4	—	83.5
Divestitures	(184.5)	—	—	(1.9)	—	(186.4)
Other activity, primarily foreign currency translation	(5.5)	—	(2.6)	(27.4)	4.7	(30.8)
Balance as of May 29, 2016	6,410.3	921.1	716.5	287.1	406.2	8,741.2
Divestiture	—	(2.3)	—	—	—	(2.3)
Other activity, primarily foreign currency translation	(3.8)	—	(15.7)	25.3	2.5	8.3
Balance as of May 28, 2017	$6,406.5	$918.8	$700.8	$312.4	$408.7	$8,747.2

The changes in the carrying amount of other intangible assets for fiscal 2015, 2016, and 2017 are as follows:

In Millions	Total
Balance as of May 25, 2014	$5,014.3
Acquisition	268.4
Impairment charge	(260.0)
Other activity, primarily amortization and foreign currency translation	(345.7)
Balance as of May 31, 2015	4,677.0
Acquisitions	30.1
Divestiture	(119.6)
Other activity, primarily amortization and foreign currency translation	(48.9)
Balance as of May 29, 2016	4,538.6
Other activity, primarily amortization and foreign currency translation	(8.2)
Balance as of May 28, 2017	$4,530.4

Our annual goodwill intangible asset test was performed on the first day of the second quarter of fiscal 2017. As of the assessment date, we determined there was no impairment of our goodwill intangible assets as their related fair values were substantially in excess of the carrying values, except for the Latin America reporting unit. We did not consider the new organization structure to be a triggering event requiring a subsequent goodwill impairment test as our reporting units remain unchanged, with the exception of combining the former U.S. Meals and U.S. Baking reporting units.

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

While having significant coverage as of our fiscal 2017 assessment date, the Progresso, Green Giant, and Food Should Taste Good brand intangible assets and U.S. Yogurt reporting unit had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

In fiscal 2015, we made a strategic decision to redirect certain resources supporting our Green Giant business in our North America Retail segment to other businesses within the segment. Therefore, future sales and profitability projections in our long-range plan for this business declined. As a result of this triggering event, we performed an interim impairment assessment of the Green Giant brand intangible asset as of May 31, 2015, and determined that the fair value of the brand asset no longer exceeded the carrying value of the asset. Significant assumptions used in that assessment included our updated long-range cash flow projections for the Green Giant business, an updated royalty rate, a weighted-average cost of capital, and a tax rate. We recorded a $260.0 million impairment charge in restructuring, impairment, and other exit costs in fiscal 2015 related to this asset.

NOTE 7. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 28, 2017 and May 29, 2016, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Fair Value		Gross Gains		Gross Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2017	2016	2017	2016	2017	2016	2017	2016
Available for sale:
Debt securities	$265.4	$165.7	$265.5	$165.8	$0.1	$0.1	$—	$—
Equity securities	1.8	1.8	9.9	8.4	8.1	6.6	—	—
Total	$267.2	$167.5	$275.4	$174.2	$8.2	$6.7	$—	$—

There were no realized gains or losses from sales of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period and the security’s maturity date. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in AOCI within stockholders’ equity.

Scheduled maturities of our marketable securities are as follows:

	Available for Sale
In Millions	Cost	Fair Value
Under 1 year (current)	$265.4	$265.5
Equity securities	1.8	9.9
Total	$267.2	$275.4

As of May 28, 2017, we did not any have cash and cash equivalents pledged as collateral for derivative contracts. As of May 28, 2017, $19.6 million of certain accounts receivable were pledged as collateral against a foreign uncommitted line of credit.

The fair value and carrying amounts of long-term debt, including the current portion, were $8,547.0 million and $8,247.6 million, respectively, as of May 28, 2017. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Unallocated corporate items for fiscal 2017, 2016 and 2015 included:

	Fiscal Year
In Millions	2017	2016	2015
Net loss on mark-to-market valuation of commodity positions	$(22.0)	$(69.1)	$(163.7)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	32.0	127.9	84.4
Net mark-to-market revaluation of certain grain inventories	3.9	4.0	(10.4)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$13.9	$62.8	$(89.7)

As of May 28, 2017, the net notional value of commodity derivatives was $410.3 million, of which $289.6 million related to agricultural inputs and $120.7 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2017, 2016, and 2015.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was a $4.3 million gain in fiscal 2017, less than $1 million in fiscal 2016, and a $1.6 million gain in fiscal 2015.

In advance of planned debt financing, in the first quarter of fiscal 2017 and the third quarter of fiscal 2016, we entered into $100 million and $400 million, respectively, of treasury locks due February 15, 2017 with an average fixed rate of 2.0 percent. All of these treasury locks were cash settled for $17.2 million during the third quarter of fiscal 2017, concurrent with the issuance of our $750.0 million 10-year fixed-rate notes.

In fiscal 2015, we entered into swaps to convert $500.0 million of 1.4 percent fixed-rate notes due October 20, 2017, and $500.0 million of 2.2 percent fixed-rate notes due October 21, 2019, to floating rates.

As of May 28, 2017, the pre-tax amount of cash-settled interest rate hedge gain or loss remaining in AOCI, which will be reclassified to earnings over the remaining term of the related underlying debt, follows:

In Millions	Gain/(Loss)
5.65% notes due February 15, 2019	0.8
3.15% notes due December 15, 2021	(45.0)
1.0% notes due April 27, 2023	(1.4)
3.65% notes due February 15, 2024	12.0
3.2% notes due February 10, 2027	16.6
1.5% notes due April 27, 2027	(3.2)
5.4% notes due June 15, 2040	(12.9)
4.15% notes due February 15, 2043	10.1
Net pre-tax hedge loss in AOCI	$(23.0)

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate derivatives. Average floating rates are based on rates as of the end of the reporting period.

In Millions	May 28, 2017	May 29, 2016
Pay-floating swaps - notional amount	$1,000.0	$1,000.0
Average receive rate	1.8%	1.8%
Average pay rate	1.6%	1.1%

The swap contracts mature as follows:

In Millions	Pay Floating
2018	$500.0
2020	$500.0
Total	$1,000.0

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in our Consolidated Balance Sheets to the net fair values that could be reported in our Consolidated Balance Sheets:

	May 28, 2017
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$11.5	$ —	$ 11.5	$ (7.2)	$ —	$ 4.3	$(8.2)	$ —	$(8.2)	$7.2	$ —	$(1.0)
Interest rate contracts	0.9	—	0.9	(0.5)	—	0.4	(0.5)	—	(0.5)	0.5	—	—
Foreign exchange contracts	16.5	—	16.5	(7.2)	—	9.3	(10.2)	—	(10.2)	7.2	—	(3.0)
Equity contracts	1.9	—	1.9	—	—	1.9	—	—	—	—	—	—
Total	$30.8	$ —	$30.8	$(14.9)	$ —	$15.9	$(18.9)	$ —	$(18.9)	$14.9	$—	$(4.0)

(a)	Includes related collateral offset in our Consolidated Balance Sheets.
(b)	Net fair value as recorded in our Consolidated Balance Sheets.
(c)	Fair value of assets that could be reported net in our Consolidated Balance Sheets.
(d)	Fair value of liabilities that could be reported net in our Consolidated Balance Sheets.
(e)	Fair value of assets and liabilities reported on a gross basis in our Consolidated Balance Sheets.

	May 29, 2016
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$4.4	$—	$4.4	$(3.9)	$—	$0.5	$(22.2)	$—	$(22.2)	$3.9	$7.5	$(10.8)
Interest rate contracts	8.5	—	8.5	—	—	8.5	(3.0)	—	(3.0)	—	—	(3.0)
Foreign exchange contracts	25.4	—	25.4	(8.7)	—	16.7	(13.7)	—	(13.7)	8.7	—	(5.0)
Equity contracts	2.4	—	2.4	—	—	2.4	—	—	—	—	—	—
Total	$40.7	$—	$40.7	$(12.6)	$—	$28.1	$(38.9)	$—	$(38.9)	$12.6	$7.5	$(18.8)

(a)	Includes related collateral offset in our Consolidated Balance Sheets.
(b)	Net fair value as recorded in our Consolidated Balance Sheets.
(c)	Fair value of assets that could be reported net in our Consolidated Balance Sheets.
(d)	Fair value of liabilities that could be reported net in our Consolidated Balance Sheets.
(e)	Fair value of assets and liabilities reported on a gross basis in our Consolidated Balance Sheets.

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

As of May 28, 2017, the net notional value of foreign exchange derivatives was $850.2 million. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2017, 2016, and 2015.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 28, 2017, we hedged a portion of these net investments with €2,200 million of euro denominated bonds. As of May 28, 2017, we had deferred net foreign currency transaction losses of $39.1 million in AOCI associated with net investment hedging activity.

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

EQUITY INSTRUMENTS

Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of May 28, 2017, the net notional amount of our equity swaps was $138.9 million. These swap contracts mature in fiscal 2018.

FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of May 28, 2017 and May 29, 2016, were as follows:

	May 28, 2017				May 28, 2017
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$0.7	$—	$0.7	$—	$(0.4)	$—	$(0.4)
Foreign exchange contracts (c) (d)	—	16.3	—	16.3	—	(3.6)	—	(3.6)
Total	—	17.0	—	17.0	—	(4.0)	—	(4.0)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	0.2	—	0.2	—	(6.6)	—	(6.6)
Commodity contracts (c) (e)	4.1	7.4	—	11.5	(3.4)	(4.8)	—	(8.2)
Grain contracts (c) (e)	—	2.7	—	2.7	—	(5.6)	—	(5.6)
Total	4.1	10.3	—	14.4	(3.4)	(17.0)	—	(20.4)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	9.9	265.5	—	275.4	—	—	—	—
Long-lived assets (g)	—	43.7	—	43.7	—	—	—	—
Total	9.9	309.2	—	319.1	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$14.0	$336.5	$—	$350.5	$(3.4)	$(21.0)	$—	$(24.4)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets, other assets, other current liabilities, or other liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.
(g)	We recorded $47.4 million in non-cash impairment charges in fiscal 2017 to write down certain long-lived assets to their fair value. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a carrying value of $91.1 million and were associated with the restructuring actions described in Note 4.

	May 29, 2016				May 29, 2016
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$—	$7.7	$—	$7.7	$—	$(3.0)	$—	$(3.0)
Foreign exchange contracts (c) (d)	—	12.2	—	12.2	—	(12.2)	—	(12.2)
Total	—	19.9	—	19.9	—	(15.2)	—	(15.2)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	—	13.2	—	13.2	—	(1.5)	—	(1.5)
Commodity contracts (c) (e)	2.6	1.7	—	4.3	(0.6)	(21.6)	—	(22.2)
Grain contracts (c) (e)	—	1.8	—	1.8	—	(5.5)	—	(5.5)
Total	2.6	16.7	—	19.3	(0.6)	(28.6)	—	(29.2)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	8.4	165.8	—	174.2	—	—	—	—
Long-lived assets (g)	—	26.0	—	26.0	—	—	—	—
Total	8.4	191.8	—	200.2	—	—	—	—
Total assets, liabilities, and derivative positions recorded at fair value	$11.0	$228.4	$—	$239.4	$(0.6)	$(43.8)	$—	$(44.4)

(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets or as other current liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.
(g)	We recorded $11.4 million in non-cash impairment charges in fiscal 2016 to write down certain long-lived assets to their fair value. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a carrying value of $28.2 million and were associated with the restructuring actions described in Note 4.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the fiscal years ended May 28, 2017 and May 29, 2016, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$24.0	$(2.6)	$46.3	$21.2	$—	$—	$—	$—	$70.3	$18.6
Amount of net gain (loss) reclassified from AOCI into earnings (a) (b)	(5.0)	(10.6)	33.8	22.1	—	—	—	—	28.8	11.5
Amount of net gain (loss) recognized in earnings (c)	0.1	(0.1)	0.6	(0.7)	—	—	—	—	0.7	(0.8)
Derivatives in Fair Value Hedging Relationships:
Amount of net gain recognized in earnings (d)	4.3	0.1	—	—	—	—	—	—	4.3	0.1
Derivatives in Net Investment Hedging Relationships:
Amount of loss recognized in OCI (a)	—	—	—	(0.2)	—	—	—	—	—	(0.2)
Derivatives Not Designated as Hedging Instruments:
Amount of net gain (loss) recognized in earnings (d)	—	—	7.6	1.1	17.8	(4.5)	(16.2)	(56.1)	9.2	(59.5)

(a)	Effective portion.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS

As of May 28, 2017, the after-tax amounts of unrealized gains and losses in AOCI related to hedge derivatives follows:

In Millions	After-Tax Gain/(Loss)
Unrealized losses from interest rate cash flow hedges	$(12.9)
Unrealized gains from foreign currency cash flow hedges	14.4
After-tax gain in AOCI related to hedge derivatives	$1.5

The net amount of pre-tax gains and losses in AOCI as of May 28, 2017 that we expect to be reclassified into net earnings within the next 12 months is $11.7 million of gain.

CREDIT-RISK-RELATED CONTINGENT FEATURES

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 28, 2017, was $1.0 million. We have posted no collateral under these contracts. If the credit-risk-related contingent features underlying these agreements had been triggered on May 28, 2017, we would have been required to post $1.0 million of collateral to counterparties.

CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK

During fiscal 2017, customer concentration was as follows:

Percent of total	Consolidated	North America Retail	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America
Wal-mart (a):
Net sales	20%	29%	7%	2%	4%
Accounts receivable		24%	8%	1%	4%

Five largest customers:
Net sales		52%	48%	31%	10%

(a)	Includes Wal-Mart Stores, Inc. and its affiliates.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $5.8 million against which we do not hold collateral. Under the terms of our swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to third party services that allows them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of May 28, 2017, $639.0 million of our accounts payable is payable to suppliers who utilize these third party services.

NOTE 8. DEBT

Notes Payable

The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 28, 2017		May 29, 2016
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$954.7	1.1%	$—	—%
Financial institutions	279.4	7.0	269.8	8.6
Total	$1,234.1	2.4%	$269.8	8.6%

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have uncommitted and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 28, 2017:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$—
June 2019	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.5	0.1
Total committed and uncommitted credit facilities	$3.4	$0.2

In fiscal 2016, we entered into a $2.7 billion fee-paid committed credit facility that was originally scheduled to expire in May 2021. In fiscal 2017, we amended the credit facility’s expiration date by one year to May 2022.

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of May 28, 2017.

Long-Term Debt

In March 2017, we issued €300.0 million principal amount of floating-rate notes due March 20, 2019. Interest on the notes is payable quarterly in arrears. The notes are not generally redeemable prior to maturity. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to repay a portion of our outstanding commercial paper.

In February 2017, we repaid $1.0 billion of 5.7 percent fixed-rate notes.

In January 2017, we issued $750.0 million principal amount of 3.2 percent fixed-rate notes due February 10, 2027. Interest on the notes is payable semi-annually in arrears. We may redeem the notes in whole or in part at any time at the applicable redemption price. The notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to repay a portion of our maturing long-term debt.

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

In April 2015, we issued €500.0 million principal amount of 1.0 percent fixed-rate notes due April 27, 2023 and €400.0 million principal amount of 1.5 percent fixed-rate notes due April 27, 2027. Interest on the notes is payable annually in arrears. The notes may be redeemed in whole or in part at our option at any time at the applicable redemption price. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used for general corporate purposes and to reduce our commercial paper borrowings.

In March 2015, we repaid $750.0 million of 5.2 percent fixed-rate notes.

A summary of our long-term debt is as follows:

In Millions	May 28, 2017	May 29, 2016
5.65% notes due February 15, 2019	$1,150.0	$1,150.0
5.7% notes due February 15, 2017	—	1,000.0
3.15% notes due December 15, 2021	1,000.0	1,000.0
3.2% notes due February 10, 2027	750.0	—
Euro-denominated 2.1% notes due November 16, 2020	559.2	555.8
Euro-denominated 1.0% notes due April 27, 2023	559.2	555.8
Euro-denominated floating-rate notes due January 15, 2020	559.2	555.8
1.4% notes due October 20, 2017	500.0	500.0
5.4% notes due June 15, 2040	500.0	500.0
4.15% notes due February 15, 2043	500.0	500.0
3.65% notes due February 15, 2024	500.0	500.0
2.2% notes due October 21, 2019	500.0	500.0
Euro-denominated 1.5% notes due April 27, 2027	447.3	444.6
Euro-denominated floating-rate notes due March 20, 2019	335.5	—
Euro-denominated 2.2% notes due June 24, 2021	222.8	221.0
Medium-term notes, 0.02% to 6.59%, due fiscal 2018 or later	204.2	204.2
Other, including debt issuance costs and capital leases	(39.8)	(26.1)
	8,247.6	8,161.1
Less amount due within one year	(604.7)	(1,103.4)
Total long-term debt	$7,642.9	$7,057.7

Principal payments due on long-term debt in the next five years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are $604.7 million in fiscal 2018, $1,585.9 million in fiscal 2019, $1,062.5 million in fiscal 2020, $559.4 million in fiscal 2021, and $1,001.1 million in fiscal 2022.

Certain of our long-term debt agreements contain restrictive covenants. As of May 28, 2017, we were in compliance with all of these covenants.

As of May 28, 2017, the $23.0 million pre-tax loss recorded in AOCI associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from AOCI to net interest in fiscal 2018 is a $6.7 million pre-tax loss.

NOTE 9. REDEEMABLE AND NONCONTROLLING INTERESTS

Our principal redeemable and noncontrolling interests relate to our Yoplait SAS, Yoplait Marques SNC, Liberté Marques Sàrl, and General Mills Cereals, LLC (GMC) subsidiaries. In addition, we have four foreign subsidiaries that have noncontrolling interests totaling $8.5 million as of May 28, 2017.

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement. As of May 28, 2017, the redemption value of the euro-denominated redeemable interest was $910.9 million.

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

We paid dividends of $48.6 million in fiscal 2017, and $74.5 million in fiscal 2016, to Sodiaal under the terms of the Yoplait SAS and Yoplait Marques SNC shareholder agreements.

A subsidiary of Yoplait SAS has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $186.4 million for fiscal 2017 and $321.0 million for fiscal 2016.

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

Our noncontrolling interests contain restrictive covenants. As of May 28, 2017, we were in compliance with all of these covenants.

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

Share repurchases were as follows:

	Fiscal Year
In Millions	2017	2016	2015
Shares of common stock	25.4	10.7	22.3
Aggregate purchase price	$1,651.5	$606.7	$1,161.9

The following table provides details of total comprehensive income (loss):

	Fiscal 2017
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,657.5	$ 11.3	$ 32.3
Other comprehensive income (loss):
Foreign currency translation	$ 19.5	$ —	19.5	2.5	(15.7)
Net actuarial income	307.3	(109.4)	197.9	—	—
Other fair value changes:
Securities	1.3	(0.5)	0.8	—	—
Hedge derivatives	65.9	(16.1)	49.8	—	3.5
Reclassification to earnings:
Hedge derivatives (a)	(25.2)	2.4	(22.8)	—	(2.9)
Amortization of losses and prior service costs (b)	197.2	(74.7)	122.5	—	—
Other comprehensive income (loss)	566.0	(198.3)	367.7	2.5	(15.1)
Total comprehensive income			$ 2,025.2	$13.8	$17.2

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Fiscal 2016
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,697.4	$ 8.4	$31.0
Other comprehensive Income (loss):
Foreign currency translation	$(107.6)	$—	(107.6)	2.8	(3.9)
Net actuarial loss	(514.2)	188.3	(325.9)	—	—
Other fair value changes:
Securities	0.2	(0.1)	0.1	—	—
Hedge derivatives	16.5	(2.2)	14.3	—	1.7
Reclassification to earnings:
Hedge derivatives (a)	(13.5)	2.5	(11.0)	—	1.5
Amortization of losses and prior service costs (b)	206.8	(78.2)	128.6	—	—
Other comprehensive income (loss)	(411.8)	110.3	(301.5)	2.8	(0.7)
Total comprehensive income			$1,395.9	$11.2	$30.3

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Fiscal 2015
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,221.3	$ 8.2	$29.9
Other comprehensive income (loss):
Foreign currency translation	$(727.9)	$ —	(727.9)	(78.2)	(151.8)
Net actuarial loss	(561.1)	202.7	(358.4)	—	—
Other fair value changes:
Securities	1.3	(0.5)	0.8	—	—
Hedge derivatives	13.6	(4.8)	8.8	—	(4.7)
Reclassification to earnings:
Hedge derivatives (a)	0.7	0.5	1.2	—	3.7
Amortization of losses and prior service costs (b)	170.2	(65.1)	105.1	—	—
Other comprehensive loss	(1,103.2)	132.8	(970.4)	(78.2)	(152.8)
Total comprehensive income (loss)			$250.9	$(70.0)	$(122.9)

(a)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

In fiscal 2017, 2016, and 2015, except for reclassifications to earnings, changes in other comprehensive income (loss) were primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	2017	2016
Foreign currency translation adjustments	$(624.7)	$(644.2)
Unrealized gain (loss) from:
Securities	4.6	3.8
Hedge derivatives	1.5	(25.5)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,645.4)	(1,958.2)
Prior service credits	19.5	11.9
Accumulated other comprehensive loss	$(2,244.5)	$(2,612.2)

NOTE 11. STOCK PLANS

We use broad-based stock plans to help ensure that management’s interests are aligned with those of our shareholders. As of May 28, 2017, a total of 20.3 million shares were available for grant in the form of stock options, restricted stock, restricted stock units, and shares of unrestricted stock under the 2011 Stock Compensation Plan (2011 Plan) and the 2016 Compensation Plan for Non-Employee Directors. The 2011 Plan also provides for the issuance of cash-settled share-based units, stock appreciation rights, and performance-based stock awards. Stock-based awards now outstanding include some granted under the 2005, 2006, 2007 and 2009 stock plans and the 2011 compensation plan for non-employee directors, under which no further awards may be granted. The stock plans provide for potential accelerated vesting of awards upon retirement, termination, or death of eligible employees and directors.

Stock Options

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2017	2016	2015
Estimated fair values of stock options granted	$ 8.80	$ 7.24	$ 7.22
Assumptions:
Risk-free interest rate	1.7%	2.4%	2.6%
Expected term	8.5 years	8.5 years	8.5 years
Expected volatility	17.8%	17.6%	17.5%
Dividend yield	2.9%	3.2%	3.1%

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

Information on stock option activity follows:

	Options Exercisable (Thousands)	Weighted- Average Exercise Price Per Share	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share
Balance as of May 25, 2014	29,452.8	$28.37	44,169.0	$32.10
Granted			2,253.1	53.70
Exercised			(7,297.2)	26.68
Forfeited or expired			(47.7)	43.73
Balance as of May 31, 2015	26,991.5	$30.44	39,077.2	$34.35
Granted			1,930.2	55.72
Exercised			(8,471.0)	28.49
Forfeited or expired			(134.8)	48.16
Balance as of May 29, 2016	22,385.1	$32.38	32,401.6	$37.09
Granted			2,446.0	66.52
Exercised			(4,904.9)	30.76
Forfeited or expired			(108.3)	57.52
Balance as of May 28, 2017	20,899.2	$33.83	29,834.4	$40.47

Stock-based compensation expense related to stock option awards was $18.0 million in fiscal 2017, $14.8 million in fiscal 2016, and $18.1 million in fiscal 2015. Compensation expense related to stock-based payments recognized in our Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs for fiscal 2017, 2016 and 2015.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year
In Millions	2017	2016	2015
Net cash proceeds	$112.6	$171.9	$163.7
Intrinsic value of options exercised	$176.5	$268.4	$201.9

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

Information on restricted stock unit and performance share units activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 29, 2016	5,100.4	$48.60	211.4	$48.37
Granted	1,418.7	67.02	43.6	66.75
Vested	(1,710.3)	42.50	(119.8)	41.21
Forfeited, expired, or reclassified	(317.6)	57.96	(11.9)	57.76
Non-vested as of May 28, 2017	4,491.2	$56.08	123.3	$56.93

	Fiscal Year
	2017	2016	2015
Number of units granted (thousands)	1,462.3	1,351.5	1,708.2
Weighted average price per unit	$67.01	$56.00	$53.45

The total grant-date fair value of restricted stock unit awards that vested was $78.1 million in fiscal 2017 and $101.8 million in fiscal 2016.

As of May 28, 2017, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $98.1 million. This expense will be recognized over 18 months, on average.

Stock-based compensation expense related to restricted stock units and performance share units was $77.9 million for fiscal 2017, $76.8 million for fiscal 2016, and $96.6 million for fiscal 2015. Compensation expense related to stock-based payments recognized in our Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs for fiscal 2017, 2016 and 2015.

NOTE 12. EARNINGS PER SHARE

Basic and diluted EPS were calculated using the following:

	Fiscal Year
In Millions, Except per Share Data	2017	2016	2015
Net earnings attributable to General Mills	$1,657.5	$1,697.4	$1,221.3

Average number of common shares—basic EPS	587.1	598.9	603.3
Incremental share effect from: (a)
Stock options	8.1	9.8	11.3
Restricted stock units, performance share units, and other	2.8	3.2	4.2
Average number of common shares—diluted EPS	598.0	611.9	618.8

Earnings per share—basic	$2.82	$2.83	$2.02
Earnings per share—diluted	$2.77	$2.77	$1.97

(a)	Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2017	2016	2015
Anti-dilutive stock options, restricted stock units, and performance share units	2.3	1.1	2.1

NOTE 13. RETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

Defined Benefit Pension Plans

We have defined benefit pension plans covering many employees in the United States, Canada, France, and the United Kingdom. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made no voluntary contributions to our principal U.S. plans in fiscal 2017, 2016, and 2015. We do not expect to be required to make any contributions in fiscal 2018. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control. All salaried employees hired on or after June 1, 2013 are eligible for a retirement program that does not include a defined benefit pension plan.

In May 2017, we announced changes to the United States pension plans. The Company will freeze the pay and service amounts used to calculate pension benefits for active employees who participate in the United States pension plans as of December 31, 2027. Beginning January 1, 2028, active employees in the United States will not accrue additional benefits for future service and eligible compensation received under these plans. These changes resulted in a $130.9 million decline in the projected benefit obligation as of May 28, 2017, due to the decrease in expected future pensionable compensation.

Other Postretirement Benefit Plans

We also sponsor plans that provide health care benefits to many of our retirees in the United States, Canada, and Brazil. The United States salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We made voluntary contributions to these plans of $20.0 million in in fiscal 2017 and $24.0 million in fiscal 2016.

Health Care Cost Trend Rates

Assumed health care cost trends are as follows:

	Fiscal Year
	2017	2016
Health care cost trend rate for next year	7.0% and 7.3%	7.3% and 7.5%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2024	2024

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 7.3 percent for retirees age 65 and over and 7.0 percent for retirees under age 65 at the end of fiscal 2017. Rates are graded down annually until the ultimate trend rate of 5.0 percent is reached in 2024 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease
Effect on the aggregate of the service and interest cost components in fiscal 2018	$ 2.2	$ (1.9)
Effect on the other postretirement accumulated benefit obligation as of May 28, 2017	59.5	(53.8)

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act) was signed into law in March 2010. The Act codifies health care reforms with staggered effective dates from 2010 to 2018. Estimates of the future impacts of several of the Act’s provisions are incorporated into our postretirement benefit liability.

Postemployment Benefit Plans

Under certain circumstances, we also provide accruable benefits, primarily severance, to former or inactive employees in the United States, Canada, and Mexico. We recognize an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) are charged to expense when incurred. Our postemployment benefit plans are unfunded.

In the first quarter of fiscal 2017, we adopted new accounting requirements which permit reporting entities with a fiscal year-end that does not coincide with a month-end to apply a practical expedient to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply such practical expedient consistently to all plans. We measured the plan assets and obligations for our defined benefit pension, other postretirement benefit, and postemployment benefit plans as of May 31, 2017.

Summarized financial information about defined benefit pension, other postretirement benefit, and postemployment benefit plans is presented below:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2017	2016	2017	2016	2017	2016
Change in Plan Assets:
Fair value at beginning of year	$5,539.9	$5,758.5	$602.4	$582.8
Actual return on assets	645.6	36.3	75.2	(0.1)
Employer contributions	25.4	23.7	20.1	24.1
Plan participant contributions	8.8	5.7	15.2	14.1
Benefits payments	(282.2)	(277.5)	(18.1)	(18.5)
Foreign currency	(12.3)	(6.8)	—	—

Fair value at end of year	$5,925.2	$5,539.9	$694.8	$602.4

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$6,448.5	$6,252.1	$1,028.9	$1,079.6	$164.1	$146.6
Service cost	119.7	134.6	12.5	19.0	8.8	7.6
Interest cost	216.5	267.8	32.2	44.1	2.6	3.9
Plan amendment	(130.9)	0.9	—	—	—	1.1
Curtailment/other	1.9	7.1	(0.3)	0.5	1.3	10.7
Plan participant contributions	8.8	5.7	15.2	14.1	—	—
Medicare Part D reimbursements	—	—	3.4	3.5	—	—
Actuarial loss (gain)	88.5	65.2	(77.6)	(64.5)	(7.4)	11.2
Benefits payments	(282.6)	(278.0)	(63.3)	(66.4)	(34.7)	(16.9)
Foreign currency	(11.8)	(6.9)	0.4	(1.0)	(0.2)	(0.1)
Projected benefit obligation at end of year	$6,458.6	$6,448.5	$951.4	$1,028.9	$134.5	$164.1
Plan assets less than benefit obligation as of fiscal year end	$(533.4)	$(908.6)	$(256.6)	$(426.5)	$(134.5)	$(164.1)

The accumulated benefit obligation for all defined benefit pension plans was $6,104.5 million as of May 28, 2017, and $5,950.7 million as of May 29, 2016.

Amounts recognized in AOCI as of May 28, 2017 and May 29, 2016, are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2017	2016	2017	2016	2017	2016	2017	2016
Net actuarial loss	$(1,621.4)	$(1,886.0)	$(14.5)	$(57.6)	$(9.5)	$(14.6)	$(1,645.4)	$(1,958.2)
Prior service (costs) credits	(3.9)	(6.8)	22.8	19.9	0.6	(1.2)	19.5	11.9
Amounts recorded in accumulated other comprehensive loss	$(1,625.3)	$(1,892.8)	$8.3	$(37.7)	$(8.9)	$(15.8)	$(1,625.9)	$(1,946.3)

Plans with accumulated benefit obligations in excess of plan assets are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2017	2016	2017	2016	2017	2016
Projected benefit obligation	$610.1	$5,490.3	$5.5	$—	$4.4	$4.8
Accumulated benefit obligation	542.3	4,998.3	947.9	1,024.7	130.1	159.3
Plan assets at fair value	51.9	4,498.5	694.8	602.4	—	—

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$119.7	$134.6	$137.0	$12.5	$19.0	$22.4	$8.8	$7.6	$7.5
Interest cost	216.5	267.8	249.2	32.2	44.1	46.9	2.6	3.9	4.3
Expected return on plan assets	(486.7)	(496.9)	(476.4)	(48.5)	(46.2)	(40.2)	—	—	—
Amortization of losses	190.2	189.8	141.7	2.5	6.6	4.9	1.7	0.7	0.7
Amortization of prior service costs (credits)	2.5	4.7	7.4	(5.4)	(5.4)	(1.6)	0.6	2.5	2.4
Other adjustments	3.1	5.0	15.1	1.3	2.3	3.3	1.3	10.7	9.5
Settlement or curtailment losses	3.8	13.1	18.0	(0.9)	(1.0)	1.3	(1.4)	—	—
Net expense	$49.1	$118.1	$92.0	$(6.3)	$19.4	$37.0	$13.6	$25.4	$24.4

We expect to recognize the following amounts in net periodic benefit expense in fiscal 2018:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Amortization of losses	$176.9	$0.8	$0.6
Amortization of prior service costs (credits)	1.9	(5.4)	0.8

Assumptions

Weighted-average assumptions used to determine fiscal year-end benefit obligations are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2017	2016	2017	2016	2017	2016
Discount rate	4.08%	4.19%	3.92%	3.97%	2.87%	2.94%
Rate of salary increases	4.25	4.28	—	—	4.46	4.35

Weighted-average assumptions used to determine fiscal year net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2017 (a)	2016	2015	2017 (a)	2016	2015	2017 (a)	2016	2015
Discount rate	4.19%	4.38%	4.54%	3.97%	4.20%	4.51%	2.94%	3.55%	3.82%
Service cost effective rate	4.57	—	—	4.42	—	—	3.55	—	—
Interest cost effective rate	3.44	—	—	3.17	—	—	2.67	—	—
Rate of salary increases	4.28	4.31	4.44	—	—	—	4.35	4.36	4.44
Expected long-term rate of return on plan assets	8.17	8.53	8.53	7.85	8.14	8.13	—	—	—

(a)	Beginning in fiscal 2017, we adopted the full yield curve method.

Discount Rates

Beginning in fiscal 2017, we changed the method used to estimate the service and interest cost components of the net periodic benefit expense for our United States and most of our international defined benefit pension, other postretirement benefit, and postemployment benefit plans. We adopted a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. This method provides a more precise measurement of service and interest costs by correlating the timing of the plans’ liability cash flows to the corresponding rate on the yield curve. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. This change does not affect the measurement of our benefit obligations related to these plans. We have accounted for this change prospectively as a change in accounting estimate beginning in the first quarter of fiscal 2017. The change in methodology resulted in a decrease in service and interest cost of approximately $68 million for fiscal 2017 compared to our previous methodology. The fiscal 2017 reduction in our net periodic benefit expense as a result of this change in methodology was partially offset by a reduction in our weighted-average expected rate of return on plan assets for our principal defined benefit pension and other postretirement plans in the United States to 8.25 percent as a result of changes that decreased investment risk in the portfolio.

Beginning in fiscal 2017, our discount rate assumptions are determined annually as of May 31 for our defined benefit pension, other postretirement benefit, and postemployment benefit plan obligations. We also use discount rates as of May 31 to determine defined benefit pension, other postretirement benefit, and postemployment benefit plan income and expense for the following fiscal year. We work with our outside actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using the Aa Above Median corporate bond yield, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.

Fair Value of Plan Assets

The fair values of our pension and postretirement benefit plans’ assets and their respective levels in the fair value hierarchy at May 28, 2017, and May 29, 2016, by asset category were as follows:

	May 28, 2017				May 29, 2016
In Millions	Level 1	Level 2	Level 3	Total Assets	Level 1	Level 2	Level 3	Total Assets
Fair value measurement of pension plan assets:
Equity (a)	$1,773.0	$781.2	$—	$2,554.2	$1,543.7	$741.9	$—	$2,285.6
Fixed income (b)	951.9	742.2	—	1,694.1	903.8	745.8	—	1,649.6
Real asset investments (c)	253.1	95.8	—	348.9	193.6	95.2	—	288.8
Other investments (d)	—	—	0.3	0.3	—	—	0.4	0.4
Cash and accruals	174.2	—	—	174.2	195.1	—	—	195.1
Fair value measurement of pension plan assets in the fair value hierarchy	$3,152.2	$1,619.2	$0.3	$4,771.7	$2,836.2	$1,582.9	$0.4	$4,419.5
Investments measured at net asset value (e)				1,153.5				1,120.4
Total pension plan investments				$5,925.2				$5,539.9

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$122.3	$67.5	$—	$189.8	$128.9	$87.6	$—	$216.5
Fixed income (b)	34.1	160.0	—	194.1	18.0	83.4	—	101.4
Real asset investments (c)	18.0	14.5	—	32.5	—	14.3	—	14.3
Other investments (d)	—	—	—	—	—	—	—	—
Cash and accruals	11.3	—	—	11.3	8.9	—	—	8.9
Fair value measurement of postretirement benefit plan assets in the fair value hierarchy	$185.7	$242.0	$—	$427.7	$155.8	$185.3	$—	$341.1
Investments measured at net asset value (e)				267.1				261.3
Total postretirement benefit plan investments				$694.8				$602.4

(a)	Primarily publicly traded common stock for purposes of total return and to maintain equity exposure consistent with policy allocations. Investments include: United States and international equity securities, mutual funds, and equity futures valued at closing prices from national exchanges; and commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.
(b)	Primarily government and corporate debt securities and futures for purposes of total return, managing fixed income exposure to policy allocations, and managing duration targets. Investments include: fixed income securities and bond futures generally valued at closing prices from national exchanges, fixed income pricing models, and independent financial analysts; and fixed income commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.
(c)	Publicly traded common stock and limited partnerships in the energy and real estate sectors for purposes of total return. Investments include: energy and real estate securities generally valued at closing prices from national exchanges; and commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.
(d)	Global balanced fund of equity, fixed income, and real estate securities for purposes of meeting Canadian pension plan asset allocation policies, and insurance and annuity contracts to provide a stable stream of income for retirees and to fund postretirement medical benefits. Fair values are derived from unit values provided by the investment managers, which are generally based on the fair value of the underlying investments and contract fair values from the providers.
(e)	Primarily private investments and common collective trusts that are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

There were no material changes in our level 3 investments in fiscal 2017 and fiscal 2016.

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

Weighted-average asset allocations for the past two fiscal years for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Fiscal Year		Fiscal Year
	2017	2016	2017	2016

Asset category:
United States equities	28.5%	30.5%	31.9%	37.2%
International equities	17.9	19.0	17.8	23.4
Private equities	7.8	8.3	3.6	3.9
Fixed income	31.7	28.6	40.0	29.4
Real assets	14.1	13.6	6.7	6.1

Total	100.0%	100.0%	100.0%	100.0%

The investment objective for our defined benefit pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. Our goal is to optimize the long-term return on plan assets at a moderate level of risk. The defined benefit pension plan and other postretirement benefit plan portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the defined benefit pension plans, the long-term investment policy allocation is: 20 percent to equities in the United States; 15 percent to international equities; 10 percent to private equities; 40 percent to fixed income; and 15 percent to real assets (real estate, energy, and timber). For other postretirement benefit plans, the long-term investment policy allocations are: 30 percent to equities in the United States; 15 percent to international equities; 10 percent to private equities; 40 percent to fixed income; and 5 percent to real assets (real estate, energy, and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

Contributions and Future Benefit Payments

We do not expect to be required to make contributions to our defined benefit pension, other postretirement benefit, and postemployment benefit plans in fiscal 2018. Actual fiscal 2018 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2018 to 2027 as follows:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans Gross Payments	Medicare Subsidy Receipts	Postemployment Benefit Plans

2018	$290.2	$ 59.5	$ 4.3	$21.2
2019	298.6	61.6	4.6	19.0
2020	307.7	63.0	4.2	17.4
2021	316.4	64.1	3.5	16.1
2022	325.7	64.8	3.6	15.0
2023-2027	1,767.8	328.8	18.8	61.5

Defined Contribution Plans

The General Mills Savings Plan is a defined contribution plan that covers domestic salaried, hourly, nonunion, and certain union employees. This plan is a 401(k) savings plan that includes a number of investment funds, including a Company stock fund and an Employee Stock Ownership Plan (ESOP). We sponsor another money purchase plan for certain domestic hourly employees with net assets of $23.0 million as of May 28, 2017, and $21.0 million as of May 29, 2016. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $54.1 million in fiscal 2017, $61.2 million in fiscal 2016, and $44.0 million in fiscal 2015.

We match a percentage of employee contributions to the General Mills Savings Plan. The Company match is directed to investment options of the participant’s choosing. The number of shares of our common stock allocated to participants in the ESOP was 6.3 million as of May 28, 2017, and 6.9 million as of May 29, 2016. The ESOP’s only assets are our common stock and temporary cash balances.

The Company stock fund and the ESOP collectively held $598.7 million and $711.5 million of Company common stock as of May 28, 2017 and May 29, 2016, respectively.

NOTE 14. INCOME TAXES

The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2017	2016	2015

Earnings before income taxes and after-tax earnings from joint ventures:
United States	$1,941.6	$1,941.4	$1,338.6
Foreign	329.7	462.2	423.3

Total earnings before income taxes and after-tax earnings from joint ventures	$2,271.3	$2,403.6	$1,761.9

Income taxes:
Currently payable:
Federal	$368.5	$489.8	$392.7
State and local	21.1	30.8	29.3
Foreign	81.7	114.0	139.5

Total current	471.3	634.6	561.5

Deferred:
Federal	201.3	123.0	70.3
State and local	10.2	(6.9)	(8.7)
Foreign	(27.6)	4.5	(36.3)

Total deferred	183.9	120.6	25.3

Total income taxes	$655.2	$755.2	$586.8

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2017	2016	2015

United States statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	0.8	0.7	0.7
Foreign rate differences	(3.5)	(2.2)	(3.1)
Repatriation of foreign earnings	—	—	4.5
Non-deductible goodwill	—	2.6	—
Domestic manufacturing deduction	(2.8)	(2.0)	(2.9)
Other, net (a)	(0.7)	(2.7)	(0.9)
Effective income tax rate	28.8%	31.4%	33.3%

(a)	Fiscal 2016 includes 0.6 percent tax benefit related to the divestiture of our business in Venezuela. See Note 3 for additional information.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 28, 2017	May 29, 2016

Accrued liabilities	$70.0	$89.9
Compensation and employee benefits	419.2	491.5
Pension	196.3	322.0
Tax credit carryforwards	18.4	4.5
Stock, partnership, and miscellaneous investments	276.4	353.6
Capital losses	29.8	14.5
Net operating losses	109.5	97.9
Other	85.6	84.1

Gross deferred tax assets	1,205.2	1,458.0
Valuation allowance	231.8	227.0

Net deferred tax assets	973.4	1,231.0

Brands	1,310.1	1,311.7
Fixed assets	484.5	476.3
Intangible assets	238.6	221.8
Tax lease transactions	45.8	48.0
Inventories	60.0	53.0
Stock, partnership, and miscellaneous investments	479.4	476.0
Unrealized hedges	45.4	22.6
Other	29.0	21.2

Gross deferred tax liabilities	2,692.8	2,630.6

Net deferred tax liability	$1,719.4	$1,399.6

We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carryforward period to allow us to realize these deferred tax benefits.

Of the total valuation allowance of $231.8 million, the majority relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition in the amount of $167.2 million, $53.3 million relates to various state and foreign loss carryforwards, and $11.1 million relates to various foreign capital loss carryforwards. As of May 28, 2017, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

We have $142.1 million of tax loss carryforwards. Of this amount, $125.3 million is foreign loss carryforwards. The carryforward periods are as follows: $93.2 million do not expire; $3.7 million expire in fiscal 2018 and 2019; and $28.4 million expire in fiscal 2020 and beyond. The remaining $16.8 million are state operating loss carryforwards, the majority of which expire after fiscal 2023.

We have not recognized a deferred tax liability for unremitted earnings of approximately $2.3 billion from our foreign operations because our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested. In fiscal 2015, we approved a one-time repatriation of $606.1 million of historical foreign earnings to reduce the economic cost of funding restructuring initiatives and the acquisition of Annie’s. We recorded a discrete tax charge of $78.6 million in fiscal 2015 related to this action. We have previously asserted that our historical foreign earnings are permanently reinvested and will only be repatriated in a tax-neutral manner, and this one-time repatriation does not change this on-going assertion.

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

During fiscal 2017, the Internal Revenue Service (IRS) concluded its field examination of our federal tax returns for fiscal 2013 and 2014. The audit closure and related adjustments did not have a material impact on our results of operations or financial position. As of May 28, 2017, we have effectively settled all issues with the IRS for fiscal years 2014 and prior.

During fiscal 2017, the Brazilian tax authority, Secretaria da Receita Federal do Brasil (RFB), concluded audits of our 2012 and 2013 tax return years. These audits included a review of our determinations of amortization of certain goodwill arising from the acquisition of Yoki Alimentos S.A. (Yoki). The RFB has proposed adjustments that effectively eliminate the goodwill amortization benefits related to this transaction. We believe we have meritorious defenses and intend to contest the disallowance.

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

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2017 and fiscal 2016. Approximately $62 million of this total in fiscal 2017 represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain of the liabilities below would impact deferred taxes if recognized. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

	Fiscal Year
In Millions	2017	2016

Balance, beginning of year	$176.5	$161.1
Tax positions related to current year:
Additions	27.2	31.6
Tax positions related to prior years:
Additions	0.9	23.9
Reductions	(47.9)	(25.7)
Settlements	(9.6)	(4.0)
Lapses in statutes of limitations	(11.6)	(10.4)
Balance, end of year	$135.5	$176.5

As of May 28, 2017, we expect to pay approximately $1.8 million of unrecognized tax benefit liabilities and accrued interest within the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes. The remaining amount of our unrecognized tax liability was classified in other liabilities.

We report accrued interest and penalties related to unrecognized tax benefit liabilities in income tax expense. For fiscal 2017, we recognized a net benefit of $5.6 million of tax-related net interest and penalties, and had $23.1 million of accrued interest and penalties as of May 28, 2017. For fiscal 2016, we recognized a net benefit of $2.7 million of tax-related net interest and penalties, and had $32.1 million of accrued interest and penalties as of May 29, 2016.

NOTE 15. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

The Company’s leases are generally for warehouse space and equipment. Rent expense under all operating leases from continuing operations was $188.1 million in fiscal 2017, $189.1 million in fiscal 2016, and $193.5 million in fiscal 2015.

Some operating leases require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

Noncancelable future lease commitments are:

In Millions	Operating Leases	Capital Leases
Fiscal 2018	$118.8	$0.4
Fiscal 2019	101.7	0.4
Fiscal 2020	80.7	0.2
Fiscal 2021	60.7	0.1
Fiscal 2022	49.7	—
After fiscal 2022	89.1	0.1
Total noncancelable future lease commitments	$500.7	$1.2

Less: interest		(0.1)
Present value of obligations under capital leases		$1.1

Depreciation on capital leases is recorded as depreciation expense in our results of operations.

As of May 28, 2017, we have issued guarantees and comfort letters of $504.7 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $165.3 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $500.7 million as of May 28, 2017.

NOTE 16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in the consumer foods industry. In the third quarter of fiscal 2017, we announced a new global organization structure to streamline our leadership, enhance global scale, and drive improved operational agility to maximize our growth capabilities. As a result of this global reorganization, beginning in the third quarter of fiscal 2017, we reported results for our four operating segments as follows: North America Retail, 65.3 percent of our fiscal 2017 consolidated net sales; Convenience Stores & Foodservice, 12.0 percent of our fiscal 2017 consolidated net sales; Europe & Australia, 11.7 percent of our fiscal 2017 consolidated net sales; and Asia & Latin America, 11.0 percent of our fiscal 2017 consolidated net sales. We have restated our net sales by segment and segment operating profit amounts to reflect our new operating segments. These segment changes had no effect on previously reported consolidated net sales, operating profit, net earnings attributable to General Mills, or earnings per share.

Our North America Retail operating segment consists of our former U.S. Retail operating units and our Canada region. Within our North America Retail operating segment, our former U.S. Meals operating unit and U.S. Baking operating unit have been combined into one operating unit: U.S. Meals & Baking. Our Convenience Stores & Foodservice operating segment is unchanged. Our Europe & Australia operating segment consists of our former Europe region. Our Asia & Latin America operating segment consists of our former Asia/Pacific and Latin America regions.

Under our new organization structure, our chief operating decision maker assesses performance and makes decisions about resources to be allocated to our segments at the North America Retail, Convenience Stores & Foodservice, Europe & Australia, and Asia & Latin America operating segment level.

Our North America Retail operating segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, and e-commerce grocery providers. Our product categories in this business segment are ready-to-eat cereals, refrigerated yogurt, soup, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, grain, fruit and savory snacks, and a wide variety of organic products including refrigerated yogurt, nutrition bars, meal kits, salty snacks, ready-to-eat cereal, and grain snacks.

In our Convenience Stores & Foodservice segment our major product categories are ready-to-eat cereals, snacks, refrigerated yogurt, frozen meals, unbaked and fully baked frozen dough products, and baking mixes. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries in the United States.

Our Europe & Australia operating segment consists of our former Europe region. The segment includes retail and foodservice businesses in the greater Europe and Australia regions. Our product categories include refrigerated yogurt, meal kits, super-premium ice cream, refrigerated and frozen dough products, shelf stable vegetables, grain snacks, and dessert and baking mixes. We also sell super-premium ice cream directly to consumers through company-owned retail shops. Revenues from franchise fees are reported in the region or country where the franchisee is located.

Our Asia & Latin America operating segment consists of our former Asia/Pacific and Latin America regions. The segment includes retail and foodservice businesses in the greater Asia and South America regions. Our product categories include super-premium ice cream and frozen desserts, refrigerated and frozen dough products, dessert and baking mixes, meal kits, salty and grain snacks, wellness beverages, and refrigerated yogurt. We also sell super-premium ice cream and frozen desserts directly to consumers through company-owned retail shops. Our Asia & Latin America segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer or franchisee is located.

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

Our operating segment results were as follows:

	Fiscal Year
In Millions	2017	2016	2015
Net sales:
North America Retail	$10,196.9	$10,936.6	$11,612.1
Convenience Stores & Foodservice	1,870.0	1,923.8	1,995.1
Europe & Australia	1,824.5	1,998.0	2,126.5
Asia & Latin America	1,728.4	1,704.7	1,896.6
Total	$15,619.8	$16,563.1	$17,630.3
Operating profit:
North America Retail	$2,303.6	$2,351.2	$2,382.7
Convenience Stores & Foodservice	401.2	378.9	353.1
Europe & Australia	164.2	200.3	179.4
Asia & Latin America	83.6	69.1	119.8
Total segment operating profit	2,952.6	2,999.5	3,035.0
Unallocated corporate items	190.1	288.9	413.8
Divestitures loss (gain)	13.5	(148.2)	—
Restructuring, impairment, and other exit costs	182.6	151.4	543.9
Operating profit	$2,566.4	$2,707.4	$2,077.3

Net sales by class of similar products were as follows:

	Fiscal Year
In Millions	2017	2016	2015
Snacks	$3,302.2	$3,297.2	$3,392.0
Cereal	2,673.2	2,731.5	2,771.3
Convenient meals	2,653.6	2,779.0	2,810.3
Yogurt	2,403.5	2,760.9	2,938.3
Dough	1,690.6	1,820.0	1,877.0
Baking mixes and ingredients	1,654.1	1,704.3	1,867.7
Super-premium ice cream	738.4	731.2	769.5
Vegetables	310.5	532.3	937.3
Other	193.7	206.7	266.9
Total	$15,619.8	$16,563.1	$17,630.3

The following table provides financial information by geographic area:

	Fiscal Year
In Millions	2017	2016	2015
Net sales:
United States	$11,160.9	$11,930.9	$12,501.8
Non-United States	4,458.9	4,632.2	5,128.5
Total	$15,619.8	$16,563.1	$17,630.3

In Millions	May 28, 2017	May 29, 2016
Cash and cash equivalents:
United States	$62.9	$118.5
Non-United States	703.2	645.2
Total	$766.1	$763.7

In Millions	May 28, 2017	May 29, 2016
Land, buildings, and equipment:
United States	$2,704.0	$2,755.1
Non-United States	983.7	988.5
Total	$3,687.7	$3,743.6

NOTE 17. SUPPLEMENTAL INFORMATION

The components of certain Consolidated Balance Sheet accounts are as follows:

In Millions	May 28, 2017	May 29, 2016
Receivables:
Customers	$1,454.4	$1,390.4
Less allowance for doubtful accounts	(24.3)	(29.6)
Total	$1,430.1	$1,360.8

In Millions	May 28, 2017	May 29, 2016
Inventories:
Raw materials and packaging	$395.4	$397.3
Finished goods	1,224.3	1,163.1
Grain	73.0	72.6
Excess of FIFO over LIFO cost (a)	(209.1)	(219.3)
Total	$1,483.6	$1,413.7

(a)	Inventories of $893.8 million as of May 28, 2017, and $841.0 million as of May 29, 2016, were valued at LIFO. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

In Millions	May 28, 2017	May 29, 2016
Prepaid expenses and other current assets:
Other receivables	$163.7	$159.3
Prepaid expenses	168.9	177.9
Derivative receivables, primarily commodity-related	35.0	44.6
Grain contracts	2.7	1.8
Miscellaneous	11.3	15.4
Total	$381.6	$399.0

In Millions	May 28, 2017	May 29, 2016
Land, buildings, and equipment:
Land	$79.8	$92.9
Buildings	2,249.2	2,236.0
Buildings under capital lease	0.3	0.3
Equipment	6,095.9	5,945.6
Equipment under capital lease	3.0	3.0
Capitalized software	545.4	523.0
Construction in progress	553.0	702.7
Total land, buildings, and equipment	9,526.6	9,503.5
Less accumulated depreciation	(5,838.9)	(5,759.9)
Total	$3,687.7	$3,743.6

In Millions	May 28, 2017	May 29, 2016
Other assets:
Investments in and advances to joint ventures	$505.3	$518.9
Pension assets	144.9	90.9
Exchangeable note with related party	—	12.7
Life insurance	25.6	26.3
Miscellaneous	110.1	102.9
Total	$785.9	$751.7

In Millions	May 28, 2017	May 29, 2016
Other current liabilities:
Accrued trade and consumer promotions	$482.6	$563.7
Accrued payroll	326.6	386.4
Dividends payable	21.5	23.8
Accrued taxes	58.0	110.5
Accrued interest, including interest rate swaps	83.8	90.4
Grain contracts	5.6	5.5
Restructuring and other exit costs reserve	85.0	76.6
Derivative payable	18.1	35.6
Miscellaneous	291.0	302.5
Total	$1,372.2	$1,595.0

In Millions	May 28, 2017	May 29, 2016
Other noncurrent liabilities:
Accrued compensation and benefits, including obligations for underfunded other postretirement benefit and postemployment benefit plans	$1,249.7	$1,755.0
Accrued taxes	162.3	204.0
Miscellaneous	111.1	128.6
Total	$1,523.1	$2,087.6

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2017	2016	2015
Depreciation and amortization	$603.6	$608.1	$588.3
Research and development expense	218.2	222.1	229.4
Advertising and media expense (including production and communication costs)	623.8	754.4	823.1

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2017	2016	2015
Interest expense	$306.7	$319.6	$335.5
Capitalized interest	(4.6)	(7.7)	(6.9)
Interest income	(7.0)	(8.1)	(13.2)
Interest, net	$295.1	$303.8	$315.4

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2017	2016	2015
Cash interest payments	$285.8	$292.0	$305.3
Cash paid for income taxes	551.1	533.8	562.6

NOTE 18. QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for fiscal 2017 and fiscal 2016 follows:

In Millions, Except Per Share Amounts	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$3,907.9	$4,207.9	$4,112.1	$4,424.9	$3,793.2	$4,002.4	$3,806.6	$3,927.9

Gross margin	1,416.9	1,554.6	1,519.5	1,540.6	1,307.7	1,357.5	1,319.7	1,376.8
Net earnings attributable to General Mills	409.0	426.6	481.8	529.5	357.8	361.7	408.9	379.6
EPS:
Basic	$0.68	$0.71	$0.82	$0.88	$0.62	$0.61	$0.70	$0.63
Diluted	$0.67	$0.69	$0.80	$0.87	$0.61	$0.59	$0.69	$0.62
Dividends per share	$0.48	$0.44	$0.48	$0.44	$0.48	$0.44	$0.48	$0.46
Market price of common stock:
High	$72.64	$59.55	$71.42	$59.23	$63.87	$60.14	$61.16	$65.36
Low	$62.78	$54.36	$60.65	$55.41	$59.23	$54.12	$55.91	$58.85

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

Constant currency. Financial results translated to United States dollars using constant foreign currency exchange rates based on the rates in effect for the comparable prior-year period. To present this information, current period results for entities reporting in currencies other than United States dollars are translated into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

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

Holistic Margin Management (HMM). Company-wide initiative to use productivity savings, mix management and price realization to offset input cost inflation, protect margins and generate funds to reinvest in sales-generating activities.

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

Net realizable value. The estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Noncontrolling interests. Interests of consolidated subsidiaries held by third parties.

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

Redeemable interest. Interest of consolidated subsidiaries held by a third party that can be redeemed outside of our control and therefore cannot be classified as a noncontrolling interest in equity.

Reporting unit. An operating segment or a business one level below an operating segment.

Return on average total capital. Net earnings including earnings attributable to redeemable and noncontrolling interests, excluding after-tax net interest, divided by average total capital.

Segment operating profit margin. Segment operating profit divided by net sales for the segment.

Strategic Revenue Management (SRM). A company-wide capability focused on generating sustainable benefits from net price realization and mix by identifying and executing against specific opportunities to apply tools including pricing, sizing, mix management, and promotion optimization across each of our businesses.

Supply chain input costs. Costs incurred to produce and deliver product, including costs for ingredients and conversion, inventory management, logistics, and warehousing.

Total debt. Notes payable and long-term debt, including current portion.

Translation adjustments. The impact of the conversion of our foreign affiliates’ financial statements to United States dollars for the purpose of consolidating our financial statements.

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 28, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 28, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 28, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of May 28, 2017.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ J. L. Harmening	/s/ D. L. Mulligan

J. L. Harmening	D. L. Mulligan
Chief Executive Officer	Executive Vice President and Chief
Financial Officer

June 29, 2017

Our independent registered public accounting firm’s attestation report on our internal control over financial reporting is included in the “Report of Independent Registered Public Accounting Firm” in Item8 of this report.

ITEM 9B	Other Information

None.

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information contained in the sections entitled “Proposal Number 1 — Election of Directors,” “Shareholder Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding our executive officers is set forth in Item 1 of this report.

The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated herein by reference.

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

The information contained in the sections entitled “Executive Compensation,” “Director Compensation,” and “Overseeing Risk Management” in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information set forth in the sections entitled “Board Independence and Accountability” and “Related Person Transactions” contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14	Principal Accounting Fees and Services

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15	Exhibits, Financial Statement Schedules

1.	Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 28, 2017, May 29, 2016, and May 31, 2015.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 28, 2017, May 29, 2016, and May 31, 2015.

Consolidated Balance Sheets as of May 28, 2017 and May 29, 2016.

Consolidated Statements of Cash Flows for the fiscal years ended May 28, 2017, May 29, 2016, and May 31, 2015.

Consolidated Statements of Total Equity and Redeemable Interest for the fiscal years ended May 28, 2017, May 29, 2016, and May 31, 2015.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedule:

For the fiscal years ended May 28, 2017, May 29, 2016, and May 31, 2015:

II – Valuation and Qualifying Accounts

3.	Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

3.2	By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 8, 2016).

4.1	Indenture, dated as of February 1, 1996, between the Registrant and U.S. Bank National Association (f/k/a First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).

4.2	First Supplemental Indenture, dated as of May 18, 2009, between the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.1*	2001 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.2*	2005 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.3*	2006 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.4*	2007 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.5*	2009 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.6*	2011 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

10.7*	2011 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.8*	2016 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2016).

10.9*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2010).

10.10*	Separation Pay and Benefits Program for Officers (incorporated herein by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 25, 2014).

10.11*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.12*	Supplemental Retirement Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.13*	2005 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.14*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.15*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.16*	Executive Survivor Income Plan (incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.17*	Supplemental Benefits Trust Agreement (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.18*	Supplemental Benefits Trust Agreement (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.19*	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 24, 2014)

10.20	Agreements, dated November 29, 1989, by and between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.21	Protocol and Addendum No. 1 to Protocol of Cereal Partners Worldwide, dated November 21, 1989, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

10.22	Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).

10.23	Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.24+	Addenda Nos. 4 and 5 to the Protocol of Cereal Partners Worldwide between the Registrant and Nestle S.A. (incorporated herein by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.25	Addendum No. 10 to the Protocol of Cereal Partners Worldwide, dated January 1, 2010, among the Registrant, Nestle S.A. and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010).

10.26+	Addendum No. 11 to the Protocol of Cereal Partners Worldwide, dated July 17, 2012, among the Registrant, Nestle S.A., and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2012).

10.27	Five-Year Credit Agreement, dated as of May 18, 2016, among General Mills, Inc., the several financial institutions from time to time party to the agreement and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 18, 2016).

10.28	Extension Agreement, dated April 26, 2017, among General Mills Inc., the several financial institutions from time to time party to the agreement and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 registrant’s Current Report on Form 8-K filed May 1, 2017).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2017 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated Financial Statements; and (vii) Schedule II – Valuation of Qualifying Accounts.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.
+	Confidential information has been omitted from the exhibit and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of our long-term debt are not filed and, in lieu thereof, we agree to furnish copies to the SEC upon request.

ITEM 16	Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MILLS, INC.

Dated: June 29, 2017	By:	/s/ Jerald A. Young
Name: Jerald A. Young
Title: Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L Harmening Jeffrey L. Harmening	Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2017

/s/ Donal L. Mulligan Donal L. Mulligan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 29, 2017

/s/ Jerald A. Young Jerald A. Young	Vice President, Controller (Principal Accounting Officer)	June 29, 2017

/s/ Bradbury H. Anderson Bradbury H. Anderson	Director	June 29, 2017

/s/ Alicia S. Boler Davis Alicia S. Boler Davis	Director	June 29, 2017

/s/ R. Kerry Clark R. Kerry Clark	Director	June 29, 2017

/s/ David M. Cordani David M. Cordani	Director	June 29, 2017

/s/ Roger W. Ferguson Jr. Roger W. Ferguson Jr.	Director	June 29, 2017

/s/ Henrietta H. Fore Henrietta H. Fore	Director	June 29, 2017

/s/ Maria G. Henry Maria G. Henry	Director	June 29, 2017

/s/ Heidi G. Miller Heidi G. Miller	Director	June 29, 2017

/s/ Steve Odland Steve Odland	Director	June 29, 2017

/s/ Kendall J. Powell Kendall J. Powell	Chairman of the Board and Director	June 29, 2017

/s/ Robert L. Ryan Robert L. Ryan	Director	June 29, 2017

/s/ Eric D. Sprunk Eric D. Sprunk	Director	June 29, 2017

/s/ Dorothy A. Terrell Dorothy A. Terrell	Director	June 29, 2017

/s/ Jorge A. Uribe Jorge A. Uribe	Director	June 29, 2017

General Mills, Inc. and Subsidiaries

Schedule II—Valuation of Qualifying Accounts

	Fiscal Year
In Millions	2017	2016	2015
Allowance for doubtful accounts:
Balance at beginning of year	$ 29.6	$ 25.3	$ 21.0
Additions charged to expense	16.6	21.4	19.8
Bad debt write-offs	(23.2)	(17.5)	(12.5)
Other adjustments and reclassifications	1.3	0.4	(3.0)

Balance at end of year	$ 24.3	$ 29.6	$ 25.3

Valuation allowance for deferred tax assets:
Balance at beginning of year	$ 227.0	$215.4	$221.6
Additions charged to expense	5.2	(1.5)	2.9
Adjustments due to acquisitions, translation of amounts, and other	(0.4)	13.1	(9.1)

Balance at end of year	$ 231.8	$227.0	$215.4

Reserve for restructuring and other exit charges:
Balance at beginning of year	$ 76.6	$120.8	$ 3.5
Additions charged to expense, including translation amounts	104.0	70.2	185.1
Net amounts utilized for restructuring activities	(95.6)	(114.4)	(67.8)

Balance at end of year	$ 85.0	$76.6	$120.8

Reserve for LIFO valuation:
Balance at beginning of year	$ 219.3	$214.2	$216.9
Increase (decrease)	(10.2)	5.1	(2.7)

Balance at end of year	$ 209.1	$219.3	$214.2

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2017 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated Financial Statements; and (vii) Schedule II – Valuation of Qualifying Accounts.