Form 10-Q
period 2017-08-27
GENERAL MILLS INC
filed 2017-09-20
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 27, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Number One General Mills Boulevard Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

(763) 764-7600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of Common Stock outstanding as of September 13, 2017: 568,338,468 (excluding 186,274,860 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 27, 2017	Aug. 28, 2016
Net sales	$3,769.2	$3,907.9

Cost of sales	2,459.1	2,491.0

Selling, general, and administrative expenses	679.1	712.2

Restructuring, impairment, and other exit costs	5.2	58.9

Operating profit	625.8	645.8

Interest, net	72.4	73.9

Earnings before income taxes and after-tax earnings from joint ventures	553.4	571.9

Income taxes	168.5	176.6

After-tax earnings from joint ventures	23.7	24.2

Net earnings, including earnings attributable to redeemable and noncontrolling interests	408.6	419.5

Net earnings attributable to redeemable and noncontrolling interests	3.9	10.5

Net earnings attributable to General Mills	$404.7	$409.0

Earnings per share - basic	$0.70	$0.68

Earnings per share - diluted	$0.69	$0.67

Dividends per share	$0.49	$0.48

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 27, 2017	Aug. 28, 2016
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$408.6	$419.5

Other comprehensive income, net of tax:

Foreign currency translation	61.5	80.4

Other fair value changes:

Securities	0.3	0.4

Hedge derivatives	(8.8)	15.2

Reclassification to earnings:

Hedge derivatives	(0.2)	(2.8)

Amortization of losses and prior service costs	27.8	30.6

Other comprehensive income, net of tax	80.6	123.8

Total comprehensive income	489.2	543.3

Comprehensive income attributable to redeemable and noncontrolling interests	72.0	6.8

Comprehensive income attributable to General Mills	$417.2	$536.5

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Aug. 27, 2017	May 28, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$820.8	$766.1
Receivables	1,546.5	1,430.1
Inventories	1,595.2	1,483.6
Prepaid expenses and other current assets	376.0	381.6

Total current assets	4,338.5	4,061.4

Land, buildings, and equipment	3,648.1	3,687.7
Goodwill	8,832.3	8,747.2
Other intangible assets	4,593.3	4,530.4
Other assets	797.4	785.9

Total assets	$22,209.6	$21,812.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,172.9	$2,119.8
Current portion of long-term debt	604.7	604.7
Notes payable	1,660.3	1,234.1
Other current liabilities	1,452.0	1,372.2

Total current liabilities	5,889.9	5,330.8

Long-term debt	7,822.7	7,642.9
Deferred income taxes	1,761.0	1,719.4
Other liabilities	1,485.6	1,523.1

Total liabilities	16,959.2	16,216.2

Redeemable interest	967.5	910.9

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,070.7	1,120.9
Retained earnings	13,259.3	13,138.9
Common stock in treasury, at cost, shares of 186.4 and 177.7	(8,269.7)	(7,762.9)
Accumulated other comprehensive loss	(2,232.0)	(2,244.5)

Total stockholders’ equity	3,903.8	4,327.9

Noncontrolling interests	379.1	357.6

Total equity	4,282.9	4,685.5

Total liabilities and equity	$22,209.6	$21,812.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 29, 2016	754.6	$75.5	$1,177.0	(157.8)	$(6,326.6)	$12,616.5	$(2,612.2)	$376.9	$5,307.1	$845.6
Total comprehensive income						1,657.5	367.7	13.8	2,039.0	17.2
Cash dividends declared ($1.92 per share)						(1,135.1)			(1,135.1)
Shares purchased				(25.4)	(1,651.5)				(1,651.5)
Stock compensation plans (includes income tax benefits of $64.1)			3.6	5.5	215.2				218.8
Unearned compensation related to restricted stock unit awards			(78.5)						(78.5)
Earned compensation			94.9						94.9
Increase in redemption value of redeemable interest			(75.9)						(75.9)	75.9
Acquisition of interest in subsidiary			(0.2)					0.1	(0.1)
Distributions to noncontrolling and redeemable interest holders								(33.2)	(33.2)	(27.8)
Balance as of May 28, 2017	754.6	75.5	1,120.9	(177.7)	(7,762.9)	13,138.9	(2,244.5)	357.6	4,685.5	910.9
Total comprehensive income						404.7	12.5	23.0	440.2	49.0
Cash dividends declared ($0.49 per share)						(284.3)			(284.3)
Shares purchased				(10.9)	(600.3)				(600.3)
Stock compensation plans (includes income tax benefits of $17.7)			(13.5)	2.2	93.5				80.0
Unearned compensation related to restricted stock unit awards			(58.7)						(58.7)
Earned compensation			29.6						29.6
Increase in redemption value of redeemable interest			(7.6)						(7.6)	7.6
Distributions to noncontrolling and redeemable interest holders								(1.5)	(1.5)
Balance as of Aug. 27, 2017	754.6	$75.5	$1,070.7	(186.4)	$(8,269.7)	$13,259.3	$(2,232.0)	$379.1	$4,282.9	$967.5

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 27, 2017	Aug. 28, 2016
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$408.6	$419.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	145.1	152.5
After-tax earnings from joint ventures	(23.7)	(24.2)
Distributions of earnings from joint ventures	29.0	26.4
Stock-based compensation	29.6	38.8
Deferred income taxes	38.2	36.0
Pension and other postretirement benefit plan contributions	(5.9)	(11.3)
Pension and other postretirement benefit plan costs	1.1	8.9
Restructuring, impairment, and other exit costs	(9.2)	56.6
Changes in current assets and liabilities	(17.8)	(327.6)
Other, net	(4.5)	(4.8)

Net cash provided by operating activities	590.5	370.8

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(116.3)	(153.5)
Investments in affiliates, net	(6.6)	8.1
Proceeds from disposal of land, buildings, and equipment	0.4	0.4
Exchangeable note	—	13.0
Other, net	(0.3)	4.7

Net cash used by investing activities	(122.8)	(127.3)

Cash Flows - Financing Activities
Change in notes payable	413.8	419.6
Proceeds from common stock issued on exercised options	41.0	63.6
Purchases of common stock for treasury	(600.3)	(399.7)
Dividends paid	(284.3)	(290.9)
Distributions to noncontrolling and redeemable interest holders	(1.5)	(1.2)
Other, net	(20.0)	(29.6)

Net cash used by financing activities	(451.3)	(238.2)

Effect of exchange rate changes on cash and cash equivalents	38.3	(3.3)

Increase in cash and cash equivalents	54.7	2.0
Cash and cash equivalents - beginning of year	766.1	763.7

Cash and cash equivalents - end of period	$820.8	$765.7

Cash Flow from changes in current assets and liabilities:
Receivables	$(88.1)	$(81.7)
Inventories	(89.9)	(122.2)
Prepaid expenses and other current assets	12.1	(34.2)
Accounts payable	78.6	(49.7)
Other current liabilities	69.5	(39.8)

Changes in current assets and liabilities	$(17.8)	$(327.6)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended August 27, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2018.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K with the exception of the new accounting requirements adopted in the first quarter of fiscal 2018 for stock-based payments and goodwill impairment testing. See Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information. Certain terms used throughout this report are defined in the “Glossary” section below.

(2) Divestiture

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

(3) Restructuring Initiatives

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges related to these activities were as follows:

	Quarter Ended Aug. 27, 2017					Quarter Ended Aug. 28, 2016
In Millions	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total
Global reorganization	$0.4	$0.1	$—	$0.3	$0.8	$—	$—	$—	$—	$—
Closure of Melbourne, Australia plant	0.6	—	1.5	—	2.1	—	—	—	—	—
Restructuring of certain international product lines	—	—	—	—	—	2.3	33.6	—	0.5	36.4
Closure of Vineland, New Jersey plant	0.2	0.1	10.6	2.5	13.4	12.4	—	7.0	1.5	20.9
Project Compass	(0.2)	—	—	—	(0.2)	—	—	0.2	0.8	1.0
Project Century	0.1	0.9	—	0.4	1.4	0.3	3.1	9.2	1.6	14.2
Total	$1.1	$1.1	$12.1	$3.2	$17.5	$15.0	$36.7	$16.4	$4.4	$72.5

In the third quarter of fiscal 2017, we approved restructuring actions designed to better align our organizational structure with our strategic initiatives. This action will affect approximately 600 positions and we expect to incur approximately $75 million of net expenses relating to these actions, all of which will be cash. We recorded $0.8 million of restructuring charges in the first quarter of fiscal 2018 relating to these actions. We expect these actions to be completed by the end of fiscal 2018.

In the second quarter of fiscal 2017, we notified the employees and their representatives of our decision to close our pasta manufacturing facility in Melbourne, Australia in our Europe & Australia segment to improve our margin structure. This action will affect approximately 350 positions, and we expect to incur approximately $34 million of net expenses relating to this action, of which approximately $3 million will be cash. We recorded $2.1 million of restructuring charges in the first quarter of fiscal 2018 relating to this action. We expect this action to be completed by the end of fiscal 2019.

In the first quarter of fiscal 2017, we announced a plan to restructure certain product lines in our Asia & Latin America segment. To eliminate excess capacity, we closed our snacks manufacturing facility in Marília, Brazil and ceased production operations for meals and snacks at our facility in São Bernardo do Campo, Brazil. We also ceased production of certain underperforming snack products at our facility in Nanjing, China. These and other actions will affect approximately 420 positions in our Brazilian operations and approximately 440 positions in our Greater China operations. We expect to incur approximately $42 million of net expenses related to these actions, most of which will be non-cash. We recorded $36.4 million of restructuring charges in the first quarter of fiscal 2017 relating to these actions. We expect these actions to be completed by the end of fiscal 2019.

In the first quarter of fiscal 2017, we approved a plan to close our Vineland, New Jersey facility to eliminate excess soup capacity in our North America Retail segment. This action affected 380 positions, and we expect to incur approximately $55 million of net expenses, of which approximately $12 million will be cash. We recorded $13.4 million of restructuring charges in the first quarter of fiscal 2018 and $20.9 million in the first quarter of 2017 relating to this action. We expect this action to be completed by the end of fiscal 2019.

We paid $26.7 million in cash relating to restructuring initiatives in the first quarter of fiscal 2018 and $15.9 million in first quarter of fiscal 2017.

In addition to restructuring charges, we recorded $1.2 million of project-related costs in cost of sales in the first quarter of fiscal 2018 and $13.8 million in the first quarter of fiscal 2017. We paid $2.7 million in cash in the first quarter of fiscal 2018 and $16.7 million in the same period of fiscal 2017 for project-related costs. We expect to incur approximately $12 million of project-related costs in future periods related to our restructuring initiatives.

Restructuring charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended
In Millions	Aug. 27, 2017	Aug. 28, 2016
Cost of sales	$12.3	$13.6
Restructuring, impairment, and other exit costs	5.2	58.9
Total restructuring charges	17.5	72.5

Project-related costs classified in cost of sales	$1.2	$13.8

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 28, 2017	$81.8	$0.7	$2.5	$85.0
Fiscal 2018 charges, including foreign currency translation	1.9	—	—	1.9
Utilized in fiscal 2018	(23.8)	(0.3)	(0.4)	(24.5)
Reserve balance as of Aug. 27, 2017	$59.9	$0.4	$2.1	$62.4

The charges recognized in the roll forward of our reserves for restructuring and other exit costs do not include items charged directly to expense (e.g., asset impairment charges, accelerated depreciation, the gain or loss on the sale of restructured assets, and the write-off of spare parts) and other periodic exit costs recognized as incurred, as those items are not reflected in our restructuring and other exit cost reserves on our Consolidated Balance Sheets.

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Aug. 27, 2017	May 28, 2017
Goodwill	$8,832.3	$8,747.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,209.6	4,161.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	553.8	524.8
Less accumulated amortization	(170.1)	(155.5)
Intangible assets subject to amortization, net	383.7	369.3
Other intangible assets	4,593.3	4,530.4
Total	$13,425.6	$13,277.6

Based on the carrying value of finite-lived intangible assets as of August 27, 2017, annual amortization expense for each of the next five fiscal years is estimated to be approximately $27 million.

The changes in the carrying amount of goodwill during fiscal 2018 were as follows:

In Millions	North America Retail	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 28, 2017	$6,406.5	$918.8	$700.8	$312.4	$408.7	$8,747.2
Other activity, primarily foreign currency translation	8.8	—	38.3	10.9	27.1	85.1
Balance as of Aug. 27, 2017	$6,415.3	$918.8	$739.1	$323.3	$435.8	$8,832.3

The changes in the carrying amount of other intangible assets during fiscal 2018 were as follows:

In Millions	Total
Balance as of May 28, 2017	$4,530.4
Other activity, primarily foreign currency translation	62.9
Balance as of Aug. 27, 2017	$4,593.3

Our annual goodwill and indefinite-lived intangible assets test was performed on the first day of the second quarter of fiscal 2017 and we determined there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Latin America reporting unit and Immaculate Baking brand intangible asset.

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

(5) Inventories

The components of inventories were as follows:

In Millions	Aug. 27, 2017	May 28, 2017
Raw materials and packaging	$396.6	$395.4
Finished goods	1,334.3	1,224.3
Grain	79.9	73.0
Excess of FIFO over LIFO cost	(215.6)	(209.1)
Total	$1,595.2	$1,483.6

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

Unallocated corporate items for the quarters ended August 27, 2017, and August 28, 2016 included:

	Quarter Ended
In Millions	Aug. 27, 2017	Aug. 28, 2016
Net loss on mark-to-market valuation of certain commodity positions	$(7.8)	$(18.9)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	3.6	9.3
Net mark-to-market revaluation of certain grain inventories	6.0	(7.0)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$1.8	$(16.6)

As of August 27, 2017, the net notional value of commodity derivatives was $290.6 million, of which $83.0 million related to energy inputs and $207.6 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

In advance of planned debt financing, in fiscal 2018, we entered into $500 million of treasury locks due October 15, 2017 with an average fixed rate of 1.8 percent.

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

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of August 27, 2017, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allows them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of August 27, 2017, $724.7 million of our total accounts payable were payable to suppliers who utilize these third party services.

(7) Debt

The components of notes payable were as follows:

In Millions	Aug. 27, 2017	May 28, 2017
U.S. commercial paper	$1,367.5	$954.7
Financial institutions	292.8	279.4
Total	$1,660.3	$1,234.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 27, 2017:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$—
June 2019	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.5	0.2
Total committed and uncommitted credit facilities	$3.4	$0.3

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of August 27, 2017.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $8,772.1 million and $8,427.4 million, respectively, as of August 27, 2017. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Certain of our long-term debt agreements contain restrictive covenants. As of August 27, 2017, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of August 27, 2017, the redemption value of the euro-denominated redeemable interest was $967.5 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $52.5 million for the three-month period ended August 27, 2017 and $62.0 million for the three-month period ended August 28, 2016.

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

Our noncontrolling interests contain restrictive covenants. As of August 27, 2017, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Aug. 27, 2017					Aug. 28, 2016
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$404.7	$1.5	$2.4			$409.0	$1.8	$8.7
Other comprehensive income (loss):
Foreign currency translation	$(5.3)	$—	(5.3)	21.5	45.3	$86.6	$—	86.6	2.8	(9.0)
Other fair value changes:
Securities	0.4	(0.1)	0.3	—	—	0.6	(0.2)	0.4	—	—
Hedge derivatives	(15.7)	5.2	(10.5)	—	1.7	10.2	1.9	12.1	—	3.1
Reclassification to earnings:
Hedge derivatives (a)	0.8	(0.6)	0.2	—	(0.4)	(1.6)	(0.6)	(2.2)	—	(0.6)
Amortization of losses and prior service costs (b)	43.8	(16.0)	27.8	—	—	49.4	(18.8)	30.6	—	—
Other comprehensive income (loss)	$24.0	$(11.5)	12.5	21.5	46.6	$145.2	$(17.7)	127.5	2.8	(6.5)
Total comprehensive income			$417.2	$23.0	$49.0			$536.5	$4.6	$2.2

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.

(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Aug. 27, 2017	May 28, 2017
Foreign currency translation adjustments	$(630.0)	$(624.7)
Unrealized gain (loss) from:
Securities	4.9	4.6
Hedge derivatives	(8.8)	1.5
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,617.1)	(1,645.4)
Prior service credits	19.0	19.5
Accumulated other comprehensive loss	$(2,232.0)	$(2,244.5)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, restricted stock units, and performance awards, may be granted to employees and non-employee directors. These programs and related accounting are described in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017 and Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
In Millions	Aug. 27, 2017	Aug. 28, 2016
Compensation expense related to stock-based payments	$29.6	$39.0

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2017.

As of August 27, 2017, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $145.4 million. This expense will be recognized over 27 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
In Millions	Aug. 27, 2017	Aug. 28, 2016
Net cash proceeds	$41.0	$63.6
Intrinsic value of options exercised	$40.3	$114.3

We estimate the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 27, 2017	Aug. 28, 2016
Estimated fair values of stock options granted	$6.18	$8.80
Assumptions:
Risk-free interest rate	2.2%	1.7%
Expected term	8.2 years	8.5 years
Expected volatility	15.8%	17.8%
Dividend yield	3.6%	2.9%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 28, 2017	29,834.4	$40.47
Granted	2,816.7	55.52
Exercised	(1,641.6)	30.72
Forfeited or expired	(57.2)	58.13
Outstanding as of Aug. 27, 2017	30,952.3	$42.33	4.69	$423.2
Exercisable as of Aug. 27, 2017	21,848.1	$35.78	3.10	$420.4

Information on restricted stock and performance share unit activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 28, 2017	4,491.2	$56.08	123.3	$56.93
Granted	1,378.3	55.46	42.7	55.50
Vested	(1,353.7)	48.82	(32.8)	48.43
Forfeited	(282.8)	64.88	(6.1)	58.98
Exercisable as of Aug. 27, 2017	4,233.0	$57.61	127.1	$58.36

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Quarter Ended
In Millions	Aug. 27, 2017	Aug. 28, 2016
Total grant date fair value	$67.7	$52.4

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
In Millions, Except per Share Data	Aug. 27, 2017	Aug. 28, 2016
Net earnings attributable to General Mills	$404.7	$409.0

Average number of common shares - basic EPS	576.5	600.0
Incremental share effect from: (a)
Stock options	8.3	9.5
Restricted stock, restricted stock units, and other	2.1	2.9
Average number of common shares - diluted EPS	586.9	612.4

Earnings per share - basic	$0.70	$0.68
Earnings per share - diluted	$0.69	$0.67

(a)	Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended
In Millions	Aug. 27, 2017	Aug. 28, 2016

Anti-dilutive stock options, restricted stock units, and performance share units	5.4	1.2

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended
In Millions	Aug. 27, 2017	Aug. 28, 2016
Shares of common stock	10.9	5.6
Aggregate purchase price	$600.3	$399.7

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Quarter Ended
In Millions	Aug. 27, 2017	Aug. 28, 2016
Net cash interest payments	$109.7	$120.8
Net income tax payments	$21.8	$48.9

(14) Retirement and Postemployment Benefits

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

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 27, 2017	Aug. 28, 2016	Aug. 27, 2017	Aug. 28, 2016	Aug. 27, 2017	Aug. 28, 2016
Service cost	$25.7	$30.0	$2.9	$3.1	$2.1	$2.2
Interest cost	54.4	54.2	7.6	8.1	0.6	0.7
Expected return on plan assets	(119.9)	(121.8)	(13.0)	(12.1)	—	—
Amortization of losses	44.1	47.4	0.2	0.6	0.2	0.4
Amortization of prior service costs (credits)	0.5	0.6	(1.4)	(1.3)	0.2	0.2
Other adjustments	—	—	—	—	3.4	3.4
Settlement or curtailment losses	—	1.5	—	—	—	—
Net expense (income)	$4.8	$11.9	$(3.7)	$(1.6)	$6.5	$6.9

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

Our Europe & Australia operating segment consists of our former Europe region. The segment reflects retail and foodservice businesses in the greater Europe and Australia regions. Our product categories include refrigerated yogurt, meal kits, super-premium ice cream, refrigerated and frozen dough products, shelf stable vegetables, grain snacks, and dessert and baking mixes. We also sell super-premium ice cream directly to consumers through owned retail shops. Revenues from franchise fees are reported in the region or country where the end customer is located.

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

Operating profit for these segments excludes unallocated corporate items, gain or loss on divestitures, and restructuring, impairment, and other exit costs. Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, contributions to the General Mills Foundation, restructuring initiative project-related costs, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

Our operating segment results were as follows:

	Quarter Ended
In Millions	Aug. 27, 2017	Aug. 28, 2016
Net sales:
North America Retail	$2,438.2	$2,557.0
Europe & Australia	491.9	478.4
Convenience Stores & Foodservice	447.1	446.3
Asia & Latin America	392.0	426.2
Total	$3,769.2	$3,907.9
Operating profit:
North America Retail	$533.2	$628.2
Europe & Australia	30.6	43.9
Convenience Stores & Foodservice	84.8	92.7
Asia & Latin America	15.5	22.3
Total segment operating profit	664.1	787.1
Unallocated corporate items	33.1	82.4
Restructuring, impairment, and other exit costs	5.2	58.9
Operating profit	$625.8	$645.8

(16) New Accounting Pronouncements

In the first quarter of fiscal 2018, we adopted new requirements for the accounting and presentation of stock-based payments. The adoption of this guidance resulted in the prospective recognition of realized windfall and shortfall tax benefits related to the exercise or vesting of stock-based awards in our Consolidated Statements of Earnings instead of additional paid-in capital within our Consolidated Balance Sheets. We recognized a windfall tax benefit of $17.7 million in income tax expense in our Consolidated Statements of Earnings for the quarter ended August 27, 2017. We retrospectively adopted the guidance related to reclassification of realized windfall tax benefits in our Consolidated Statements of Cash Flows. This resulted in a reclassification of $17.7 million and $53.0 million of cash provided by financing activities to operating activities for the quarters ended August 27, 2017 and August 28, 2016, respectively. Additionally, we retrospectively adopted the guidance related to reclassification of employee tax withholdings in our Consolidated Statements of Cash Flows. This resulted in a reclassification of $19.9 million and $29.5 million of cash used by operating activities to financing activities for the quarters ended August 27, 2017 and August 28, 2016, respectively. Stock-based compensation expense continues to reflect estimated forfeitures.

In the first quarter of fiscal 2018, we adopted new accounting requirements which permit reporting entities to measure a goodwill impairment loss by the amount by which a reporting unit’s carrying value exceeds the reporting unit’s fair value. Previously, goodwill impairment losses were required to be measured by determining the implied fair value of goodwill. The adoption of this guidance did not impact our result of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017 for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in the “Glossary” section below.

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter Results

In the first quarter of fiscal 2018, our net sales results finished in line with our expectations, and our execution against our global growth priorities drove market share improvement in a number of important markets, including the U.S. Our results were impacted by a challenging macro environment, unfavorable trade expense phasing, and higher input costs. Net sales declined 4 percent, driven by declining contributions from volume in the North America Retail and Asia & Latin America segments. Operating profit margin of 16.6 percent was up 10 basis points from year-ago levels primarily driven by a decrease in restructuring expenses and mark-to-market valuation of certain commodity positions, partially offset by lower segment operating profit results. Adjusted operating profit margin decreased 210 basis points to 17.1 percent, primarily driven by higher input costs including currency-driven inflation on imported products in certain markets, and unfavorable trade expense phasing in the first quarter of fiscal 2018. Diluted earnings per share of $0.69 increased 3 percent compared to the first quarter of fiscal 2017 and adjusted diluted earnings per share, which excludes certain items affecting comparability, on a constant-currency basis decreased 9 percent compared to the first quarter last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the first quarter of fiscal 2018 follows:

Quarter Ended Aug. 27, 2017	In millions, except per share	Quarter Ended Aug. 27, 2017 vs. Aug. 28, 2016	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$3,769.2	(4)%
Operating profit	625.8	(3)%	16.6%
Net earnings attributable to General Mills	404.7	(1)%
Diluted earnings per share	$0.69	3%

Organic net sales growth rate (a)		(4)%
Total segment operating profit (a)	664.1	(16)%		(16)%
Adjusted operating profit margin (a)			17.1%
Diluted earnings per share, excluding certain items affecting comparability (a)	$0.71	(9)%		(9)%

(a) See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Quarter Ended
	Aug. 27, 2017	Aug. 27, 2017 vs Aug. 28, 2016	Aug. 28, 2016
Net sales (in millions)	$3,769.2	(4) %	$3,907.9

Contributions from volume growth (a)		(4) pts
Net price realization and mix		Flat
Foreign currency exchange		Flat

(a)	Measured in tons based on the stated weight of our product shipments.

The 4 percent decline in net sales primarily reflected lower organic net sales. Organic net sales declined 4 percent primarily driven by declines in contributions from organic volume growth in North America Retail and Asia & Latin America. To improve comparability of results from period to period, organic net sales exclude the impacts of foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week of results, when applicable.

Components of organic net sales growth are shown in the following table:

Quarter Ended Aug. 27, 2017 vs. Quarter Ended Aug. 28, 2016
Contributions from organic volume growth (a)	(4)	pts
Organic net price realization and mix		Flat

Organic net sales growth	(4)	pts
Foreign currency exchange		Flat
Acquisitions and divestitures		Flat
Net sales growth	(4)	pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales decreased $32 million from the first quarter of fiscal 2017 to $2,459 million. The decrease included a $94 million decrease attributable to lower volume and a $96 million increase attributable to product rate and mix. We recorded a $2 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the first quarter of fiscal 2018 compared to a net increase of $17 million in the first quarter of fiscal 2017. We recorded $12 million of restructuring charges in cost of sales in the first quarter of fiscal 2018 compared to $14 million in the same period last year. We also recorded $1 million of restructuring initiative project-related costs in the first quarter of fiscal 2018 compared to $14 million in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Selling, general, and administrative (SG&A) expenses decreased $33 million to $679 million in the first quarter of fiscal 2018 compared to the same period in fiscal 2017. The decrease in SG&A expenses primarily reflects savings from cost management initiatives partially offset by a 1 percentage point increase in media and advertising expense. SG&A expenses as a percent of net sales in the first quarter of fiscal 2018 decreased 20 basis points compared with the first quarter of fiscal 2017.

Restructuring, impairment, and other exit costs totaled $5 million in the first quarter of fiscal 2018 compared to $59 million in the same period last year.

Total charges associated with our current restructuring initiatives were as follows:

	As Reported
	Quarter Ended				Fiscal Years		Estimated
	Aug. 27, 2017		Aug. 28, 2016		2015 - 2017		Future		Total
In Millions	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Savings (b)
Global reorganization	$0.8	$15.6	$—	$—	$72.1	$20.0	$2	$39	$75	$75
Closure of Melbourne, Australia plant	2.1	0.8	—	—	21.9	1.6	10	1	34	3
Restructuring of certain international product lines	—	—	36.4	3.3	45.1	10.3	(3)	(10)	42	—
Closure of Vineland, New Jersey plant	13.4	6.0	20.9	—	41.4	7.3	—	(1)	55	12
Project Compass	(0.2)	2.4	1.0	4.3	54.3	48.9	—	3	54	54
Project Century	1.4	1.6	14.2	7.6	408.4	95.5	4	46	414	143
Project Catalyst	—	—	—	(0.4)	140.9	94.1	—	—	141	94
Combination of certain operational facilities	—	0.3	—	1.1	13.3	16.3	2	(3)	15	14
Total restructuring charges (a)	17.5	26.7	72.5	15.9	797.4	294.0	15	75	830	395
Project-related costs	1.2	2.7	13.8	16.7	114.6	111.1	12	16	128	130
Restructuring charges and project-related costs	$18.7	$29.4	$86.3	$32.6	$912.0	$405.1	$27	$91	$958	$525	$700

(a)	Includes $12.3 million of restructuring charges recorded in cost of sales in the first quarter of fiscal 2018 and $13.6 million in the first quarter of fiscal 2017.

(b)	Cumulative annual savings versus fiscal 2015 base targeted by fiscal 2018. Includes savings from SG&A cost reduction projects.

For further information on these restructuring initiatives, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the first quarter of fiscal 2018 totaled $72 million, down $2 million from fiscal 2017, driven primarily by changes in the mix of debt, partially offset by higher average debt balances.

The effective tax rate for the first quarter of fiscal 2018 was 30.4 percent compared to 30.9 percent for the first quarter of fiscal 2017. The 0.5 percentage point decrease was primarily due to the impact of the prospective adoption of the new accounting standard related to windfall tax benefits from stock-based payments (see note 16 to the Consolidated Financial Statements in Part 1, Item 1 of this report), partially offset by certain discrete items. Our effective tax rate excluding certain items affecting comparability was 30.5 percent in the first quarter of fiscal 2018 compared to 31.4 percent in the first quarter of fiscal 2017 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures for the first quarter of fiscal 2018 decreased 2 percent compared to the same quarter last fiscal year, driven by unfavorable foreign currency exchange and higher product costs for Häagen-Dazs Japan, Inc. (HDJ) partially offset by favorable foreign currency exchange and volume growth for Cereal Partners Worldwide (CPW). On a constant-currency basis, after-tax earnings from joint ventures decreased 1 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Aug. 27, 2017 vs. Quarter Ended Aug. 28, 2016	CPW		HDJ
Contributions from volume growth (a)	1	pt	12	pts
Net price realization and mix	1	pt	2	pts
Foreign currency exchange	2	pts	(8)	pts
Net sales growth	4	pts	6	pts

(a) Measured in tons based on the stated weight of our product shipments.

The change in net sales for each joint venture on a constant-currency basis is set forth in the following table:

	Quarter Ended Aug. 27, 2017
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
CPW	4%	2 pts	2%
HDJ	6%	(8) pts	14%
Joint Ventures	4%	Flat	4%

Average diluted shares outstanding decreased by 26 million in the first quarter of fiscal 2018 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

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

North America Retail Segment Results

North America Retail net sales were as follows:

Quarter Ended
	Aug. 27, 2017	Aug. 27, 2017 vs Aug. 28, 2016	Aug. 28, 2016
Net sales (in millions)	$2,438.2	(5) %	$2,557.0

Contributions from volume growth (a)		(3) pts
Net price realization and mix		(2) pts
Foreign currency exchange		Flat

(a)	Measured in tons based on the stated weight of our product shipments.

The 5 percent decrease in North America Retail net sales in the first quarter of fiscal 2018 was driven by declines in the U.S. Yogurt, U.S. Cereal, U.S. Snacks, and Canada operating units.

The components of North America Retail organic net sales growth are shown in the following table:

Quarter Ended
Aug. 27, 2017
Contributions from organic volume growth (a)	(3) pts
Organic net price realization and mix	(2) pts

Organic net sales growth	(5) pts
Foreign currency exchange	Flat
Acquisitions and divestitures	Flat
Net sales growth	(5) pts

(a)    Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales decreased 5 percentage points for the quarter ended August 27, 2017, which was primarily driven by volume declines in the U.S. Yogurt and U.S. Cereal operating units, and increased trade expense.

North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended
Aug. 27, 2017
U.S. Yogurt	(22)%
U.S. Cereal	(7)
U.S. Snacks	(2)
Canada (a)	(2)
U.S. Meals & Baking	Flat
Total	(5)%

(a)	On a constant currency basis, Canada net sales decreased 2 percent for the quarter ended August 27, 2017. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Segment operating profit decreased 15 percent to $533 million in the first quarter of fiscal 2018 compared to $628 million in the same period of fiscal 2017, driven primarily by lower volume growth, unfavorable trade expense phasing, higher input costs, and an increase in media and advertising expense. Segment operating profit decreased 15 percent on a constant-currency basis in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

Quarter Ended
	Aug. 27, 2017	Aug. 27, 2017 vs. Aug. 28, 2016	Aug. 28, 2016
Net sales (in millions)	$491.9	3%	$478.4

Contributions from volume growth (a)		(1) pt
Net price realization and mix		3 pts
Foreign currency exchange		1 pt

(a)	Measured in tons based on the stated weight of our product shipments.

The 3 percent increase in Europe & Australia net sales in the first quarter of fiscal 2018 was driven by growth in the super-premium ice cream and snacks businesses, and favorable foreign currency exchange.

The components of Europe & Australia organic net sales growth are shown in the following table:

Quarter Ended
Aug. 27, 2017
Contributions from organic volume growth (a)	(1)pt
Organic net price realization and mix	3 pts

Organic net sales growth	2 pts
Foreign currency exchange	1 pt
Net sales growth	3 pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 2 percent increase in Europe & Australia organic net sales growth was driven by a 3 percentage point increase from organic net price realization and mix, partially offset by a 1 percentage point reduction in contributions from organic volume growth for the first quarter of fiscal 2018.

Segment operating profit decreased 30 percent to $31 million in the first quarter of fiscal 2018 compared to $44 million in the same period of fiscal 2017. These results were primarily driven by input cost inflation, including currency-driven inflation on imported products in certain markets. Europe & Australia segment operating profit decreased 31 percent on a constant-currency basis in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

Quarter Ended
	Aug. 27, 2017	Aug. 27, 2017 vs Aug. 28, 2016	Aug. 28, 2016
Net sales (in millions)	$447.1	Flat	$446.3

Contributions from volume growth (a)		Flat
Net price realization and mix		Flat

(a)	Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales in the first quarter of fiscal 2018 were flat compared to the first quarter of fiscal 2017.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

Quarter Ended
Aug. 27, 2017
Contributions from organic volume growth (a)	Flat
Organic net price realization and mix	Flat

Organic net sales growth	Flat
Net sales growth	Flat

(a)	Measured in tons based on the stated weight of our product shipments.

Segment operating profit declined 8 percent to $85 million in the first quarter of fiscal 2018 compared to $93 million in the first quarter of fiscal 2017, primarily driven by higher input costs and unfavorable mix.

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

Quarter Ended
	Aug. 27, 2017	Aug. 27, 2017 vs. Aug. 28, 2016	Aug. 28, 2016
Net sales (in millions)	$392.0	(8) %	$426.2

Contributions from volume growth (a)		(17) pts
Net price realization and mix		9 pts
Foreign currency exchange		Flat

(a)	Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales declined 8 percent in the first quarter of fiscal 2018 compared to the same period in the prior year which reflects the shift in reporting period in fiscal 2017 and challenges related to an enterprise reporting system implementation at our General Mills Brasil Alimentos Ltda subsidiary (Yoki).

The components of Asia & Latin America organic net sales growth are shown in the following table:

Quarter Ended
Aug. 27, 2017
Contributions from organic volume growth (a)	(17)pts
Organic net price realization and mix	9 pts

Organic net sales growth	(8)pts
Foreign currency exchange	Flat
Net sales growth	(8)pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 8 percent decrease in Asia & Latin America organic net sales for the quarter ended August 27, 2017 was primarily driven by a 17 percentage point decline in organic volume which reflects the shift in reporting period in fiscal 2017 and challenges related to an enterprise reporting system implementation at Yoki. This was partially offset by a 9 percentage point increase of organic net price realization and mix driven by pricing actions.

Segment operating profit decreased to $16 million in the first quarter of fiscal 2018 compared to $22 million in the same period of fiscal 2017. These results were primarily driven by lower sales volume and currency driven inflation on imported products in certain markets. Asia & Latin America segment operating profit decreased 33 percent on a constant-currency basis in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $33 million in the first quarter of fiscal 2018 compared to $82 million in the same period in fiscal 2017. In the first quarter of fiscal 2018, we recorded $12 million of restructuring charges and $1 million of restructuring initiative project-related costs in cost of sales compared to $14 million of restructuring charges and $14 million of restructuring initiative project-related costs in cost of sales in the same period last year. In addition, we recorded a $2 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the first quarter of fiscal 2018 compared to a $17 million net increase in expense in the same period last year.

LIQUIDITY

During the first quarter ended August 27, 2017, cash provided by operations was $590 million compared to $371 million in the same period last year. The $219 million increase is primarily driven by a $310 million change in current assets and liabilities. The $310 million change in current assets and liabilities is primarily due to changes in timing of accounts payable including the impact of extension of payment terms and changes in other current liabilities, which was largely driven by changes in trade and incentive accruals.

Cash used by investing activities during the first quarter ended August 27, 2017 was $123 million, compared to cash used by investing activities of $127 million in the same period in fiscal 2017. Investments of $116 million in land, buildings and equipment in the three-month period ended August 27, 2017 decreased $37 million compared to the same period a year ago. In addition, we received the final payment of $13 million from Sodiaal International (Sodiaal) in the first quarter of 2017 to fully repay the exchangeable note we purchased in fiscal 2012.

Cash used by financing activities during the first quarter ended August 27, 2017, was $451 million compared to $238 million in the same period last year. We paid $600 million in cash to repurchase common stock and paid $284 million of dividends in the first quarter of fiscal 2018 compared to $400 million and $291 million, respectively, in the same period last year.

As of August 27, 2017, we had $790 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and potential acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate historical earnings from foreign jurisdictions, we intend to do so only in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Aug. 27, 2017	May 28, 2017
Notes payable	$1,660.3	$1,234.1
Current portion of long-term debt	604.7	604.7
Long-term debt	7,822.7	7,642.9
Total debt	10,087.7	9,481.7
Redeemable interest	967.5	910.9
Noncontrolling interests	379.1	357.6
Stockholders’ equity	3,903.8	4,327.9
Total capital	$15,338.1	$15,078.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 27, 2017:

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

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of August 27, 2017, we recorded Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and the redemption value of its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of August 27, 2017, the redemption value of the redeemable interest was $968 million, which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of August 27, 2017, we were in compliance with all of these covenants.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the first quarter of fiscal 2018.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017. The accounting policies used in preparing our interim fiscal 2018 Consolidated Financial Statements are the same as those described in our Form 10-K with the exception of the new accounting requirements adopted in the first quarter of fiscal 2018 for stock-based payments and goodwill impairment testing. See Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of August 27, 2017, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017, with the exception of the new accounting requirements adopted in the first quarter of fiscal 2018 for goodwill impairment testing. See Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

We tested our goodwill and brand intangible assets for impairment on our annual assessment date in the second quarter of fiscal 2017. As of our annual impairment assessment date, there was no impairment of any of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Latin America reporting unit and Immaculate Baking brand intangible asset. The excess fair value above the carrying value of these intangible assets is as follows:

In Millions	Carrying Value	Excess Fair Value Above Carrying Value
Latin America	$523.0	15%
Immaculate Baking	$12.0	17%

In addition, while having significant coverage as of our fiscal 2017 assessment date, the Progresso, Green Giant and Food Should Taste Good brand intangible assets and U.S. Yogurt reporting unit had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

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

Constant-currency total segment operating profit growth is calculated as follows:

	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Total Segment Operating Profit on a Constant-Currency Basis
Quarter Ended Aug. 27, 2017	(16)%	Flat	(16)%

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

	Quarter Ended
	Aug. 27, 2017		Aug. 28, 2016
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$625.8	16.6%	$645.8	16.5%
Mark-to-market effects (a)	(1.8)	—%	16.6	0.4%
Restructuring charges (b)	17.5	0.5%	72.5	1.9%
Project-related costs (b)	1.2	—%	13.8	0.4%
Adjusted operating profit	$642.7	17.1%	$748.7	19.2%

(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Quarter Ended
Per Share Data	Aug. 27, 2017	Aug. 28, 2016	Change
Diluted earnings per share, as reported	$0.69	$0.67	3%
Mark-to-market effects (a)	—	0.02
Restructuring costs (b)	0.02	0.08
Project-related costs (b)	—	0.01

Diluted earnings per share, excluding certain items affecting comparability	$0.71	$0.78	(9)%

Foreign currency exchange impact			Flat
Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			(9)%

(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

After-tax earnings from joint ventures growth rate on a constant-currency basis is calculated as follows:

	Percentage Change in After-tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange		Percentage Change in After-tax Earnings from Joint Ventures on Constant- Currency Basis
Quarter Ended Aug. 27, 2017	(2)%	(1	) pt	(1	) %

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

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Aug. 27, 2017	(2)%	Flat	(2)%

Constant-Currency Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Aug. 27, 2017
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(15)%	Flat	(15)%
Europe & Australia	(30)%	1 pt	(31)%
Asia & Latin America	(31)%	2 pts	(33)%

Effective Income Tax Rate Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing the effective tax rate excluding certain items affecting comparability and presents the income tax effects of certain items affecting comparability.

Effective income tax rates excluding certain items affecting comparability are calculated as follows:

	Quarter Ended
	Aug. 27, 2017		Aug. 28, 2016
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$553.4	$168.5	$571.9	$176.6
Mark-to-market effects (b)	(1.8)	(0.7)	16.6	6.1
Restructuring charges (c)	17.5	5.9	72.5	24.2
Project-related costs (c)	1.2	0.3	13.8	5.0
As adjusted	$570.3	$174.0	$674.8	$211.9

Effective tax rate:
As reported		30.4%		30.9%
As adjusted		30.5%		31.4%
Sum of adjustment to income taxes		$5.5		$35.3
Average number of common shares - diluted EPS		586.9		612.4
Impact of income tax adjustments on diluted EPS excluding certain items affecting comparability		$0.01		$0.06

(a)	Earnings before income taxes and after-tax earnings from joint ventures.

(b)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 28, 2017, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of August 27, 2017 was $25 million, $24 million, $3 million, and $1 million, respectively. During the three-month period ended August 27, 2017, the foreign exchange value-at-risk decreased by $1 million while the interest rate, commodity, and equity value-at-risk were flat compared to this measure as of May 28, 2017. The value-at-risk for foreign exchange decreased due to lower volatility. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 28, 2017.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 27, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 27, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended August 27, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
May 29, 2017-
July 2, 2017	4,470	$57.55	4,470	50,412,062
July 3, 2017-
July 30, 2017	5,768,211	54.01	5,768,211	44,643,851
July 31, 2017-
August 27, 2017	5,104,228	56.52	5,104,228	39,539,623
Total	10,876,909	$55.19	10,876,909	39,539,623

(a)	The total number of shares purchased includes: (i) shares purchased on the open market; and (ii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

Item 6.	Exhibits.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 27, 2017, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date September 20, 2017	/s/ Kofi A. Bruce
Kofi A. Bruce
Vice President, Controller
(Principal Accounting Officer and Duly Authorized Officer)