Form 10-Q
period 2017-11-26
GENERAL MILLS INC
filed 2017-12-20
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 26, 2017

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

Number of shares of Common Stock outstanding as of December 11, 2017: 569,043,789 (excluding 185,569,539 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Six-Month Period Ended
	Nov. 26, 2017	Nov. 27, 2016	Nov. 26, 2017	Nov. 27, 2016
Net sales	$4,198.7	$4,112.1	$7,967.9	$8,020.0
Cost of sales	2,755.7	2,592.6	5,214.8	5,083.6
Selling, general, and administrative expenses	711.6	708.1	1,390.7	1,420.3
Divestiture loss	—	13.5	—	13.5
Restructuring, impairment, and other exit costs	1.6	29.0	6.8	87.9

Operating profit	729.8	768.9	1,355.6	1,414.7
Interest, net	74.9	75.5	147.3	149.4

Earnings before income taxes and after-tax earnings from joint ventures	654.9	693.4	1,208.3	1,265.3
Income taxes	234.9	227.4	403.4	404.0
After-tax earnings from joint ventures	23.8	29.8	47.5	54.0

Net earnings, including earnings attributable to redeemable and noncontrolling interests	443.8	495.8	852.4	915.3
Net earnings attributable to redeemable and noncontrolling interests	13.3	14.0	17.2	24.5

Net earnings attributable to General Mills	$430.5	$481.8	$835.2	$890.8

Earnings per share - basic	$0.75	$0.82	$1.46	$1.50

Earnings per share - diluted	$0.74	$0.80	$1.43	$1.47

Dividends per share	$0.49	$0.48	$0.98	$0.96

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Six-Month Period Ended
	Nov. 26, 2017	Nov. 27, 2016	Nov. 26, 2017	Nov. 27, 2016
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$443.8	$495.8	$852.4	$915.3

Other comprehensive income (loss), net of tax:

Foreign currency translation	(42.0)	(105.7)	19.5	(25.3)

Other fair value changes:
Securities	0.5	(0.1)	0.8	0.3
Hedge derivatives	(0.1)	32.1	(8.9)	47.3

Reclassification to earnings:
Hedge derivatives	0.8	(7.8)	0.6	(10.6)
Amortization of losses and prior service costs	27.9	31.8	55.7	62.4

Other comprehensive income (loss), net of tax	(12.9)	(49.7)	67.7	74.1

Total comprehensive income	430.9	446.1	920.1	989.4

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	12.8	(43.5)	84.8	(36.7)

Comprehensive income attributable to General Mills	$418.1	$489.6	$835.3	$1,026.1

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Nov. 26, 2017	May 28, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$962.1	$766.1
Receivables	1,510.5	1,430.1
Inventories	1,516.5	1,483.6
Prepaid expenses and other current assets	345.0	381.6

Total current assets	4,334.1	4,061.4

Land, buildings, and equipment	3,631.4	3,687.7
Goodwill	8,828.3	8,747.2
Other intangible assets	4,581.8	4,530.4
Other assets	815.9	785.9

Total assets	$22,191.5	$21,812.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,467.0	$2,119.8
Current portion of long-term debt	200.5	604.7
Notes payable	1,298.0	1,234.1
Other current liabilities	1,384.0	1,372.2

Total current liabilities	5,349.5	5,330.8

Long-term debt	8,228.3	7,642.9
Deferred income taxes	1,790.9	1,719.4
Other liabilities	1,439.7	1,523.1

Total liabilities	16,808.4	16,216.2

Redeemable interest	793.4	910.9

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,243.3	1,120.9
Retained earnings	13,408.9	13,138.9
Common stock in treasury, at cost, shares of 186.0 and 177.7	(8,252.6)	(7,762.9)
Accumulated other comprehensive loss	(2,244.4)	(2,244.5)

Total stockholders’ equity	4,230.7	4,327.9

Noncontrolling interests	359.0	357.6

Total equity	4,589.7	4,685.5

Total liabilities and equity	$22,191.5	$21,812.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 29, 2016	754.6	$75.5	$1,177.0	(157.8)	$(6,326.6)	$12,616.5	$(2,612.2)	$376.9	$5,307.1	$845.6
Total comprehensive income						1,657.5	367.7	13.8	2,039.0	17.2
Cash dividends declared ($1.92 per share)						(1,135.1)			(1,135.1)
Shares purchased				(25.4)	(1,651.5)				(1,651.5)
Stock compensation plans (includes income tax benefits of $64.1)			3.6	5.5	215.2				218.8
Unearned compensation related to restricted stock unit awards			(78.5)						(78.5)
Earned compensation			94.9						94.9
Increase in redemption value of redeemable interest			(75.9)						(75.9)	75.9
Acquisition of interest in subsidiary			(0.2)					0.1	(0.1)
Distributions to noncontrolling and redeemable interest holders								(33.2)	(33.2)	(27.8)
Balance as of May 28, 2017	754.6	75.5	1,120.9	(177.7)	(7,762.9)	13,138.9	(2,244.5)	357.6	4,685.5	910.9
Total comprehensive income						835.2	0.1	28.1	863.4	56.7
Cash dividends declared ($0.98 per share)						(565.2)			(565.2)
Shares purchased				(10.9)	(600.5)				(600.5)
Stock compensation plans (includes income tax benefits of $20.2)			(20.6)	2.6	110.8				90.2
Unearned compensation related to restricted stock unit awards			(61.2)						(61.2)
Earned compensation			48.6						48.6
Decrease in redemption value of redeemable interest			155.6						155.6	(155.6)
Distributions to noncontrolling and redeemable interest holders								(26.7)	(26.7)	(18.6)
Balance as of Nov. 26, 2017	754.6	$75.5	$1,243.3	(186.0)	$(8,252.6)	$13,408.9	$(2,244.4)	$359.0	$4,589.7	$793.4

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Six-Month Period Ended
	Nov. 26, 2017	Nov. 27, 2016
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$852.4	$915.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	290.8	301.1
After-tax earnings from joint ventures	(47.5)	(54.0)
Distributions of earnings from joint ventures	45.1	31.9
Stock-based compensation	48.2	56.2
Deferred income taxes	70.2	94.6
Pension and other postretirement benefit plan contributions	(12.6)	(22.6)
Pension and other postretirement benefit plan costs	2.4	17.9
Divestiture loss	—	13.5
Restructuring, impairment, and other exit costs	(7.4)	71.0
Changes in current assets and liabilities	362.3	(340.9)
Other, net	(37.1)	(5.3)

Net cash provided by operating activities	1,566.8	1,078.7

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(260.0)	(318.3)
Investments in affiliates, net	(7.4)	(7.7)
Proceeds from disposal of land, buildings, and equipment	0.6	0.4
Proceeds from divestiture	—	17.5
Exchangeable note	—	13.0
Other, net	(3.9)	15.1

Net cash used by investing activities	(270.7)	(280.0)

Cash Flows - Financing Activities
Change in notes payable	53.1	1,164.5
Issuance of long-term debt	500.0	—
Payment of long-term debt	(500.1)	(0.1)
Proceeds from common stock issued on exercised options	50.6	77.0
Purchases of common stock for treasury	(600.5)	(1,349.9)
Dividends paid	(565.2)	(575.5)
Distributions to noncontrolling and redeemable interest holders	(45.3)	(4.6)
Other, net	(23.6)	(31.4)

Net cash used by financing activities	(1,131.0)	(720.0)

Effect of exchange rate changes on cash and cash equivalents	30.9	(32.7)

Increase in cash and cash equivalents	196.0	46.0
Cash and cash equivalents - beginning of year	766.1	763.7

Cash and cash equivalents - end of period	$962.1	$809.7

Cash Flow from changes in current assets and liabilities:
Receivables	$(53.9)	$(45.3)
Inventories	(15.6)	(120.7)
Prepaid expenses and other current assets	42.3	(2.3)
Accounts payable	377.0	(19.9)
Other current liabilities	12.5	(152.7)

Changes in current assets and liabilities	$362.3	$(340.9)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended November 26, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2018.

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

In the second quarter of fiscal 2018, we recorded an adjustment related to a prior year which increased income tax expense and total liabilities by $42.2 million in our Consolidated Financial Statements. We determined the adjustment to be immaterial to our estimated Consolidated Statements of Earnings for the fiscal year ended May 27, 2018.

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

(3) Restructuring Initiatives

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges related to these activities were as follows:

	Quarter Ended					Quarter Ended
	Nov. 26, 2017					Nov. 27, 2016
In Millions	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total
Global reorganization	$0.2	$0.5	$—	$(0.1)	$0.6	$—	$—	$—	$—	$—
Closure of Melbourne, Australia plant	—	—	0.6	2.2	2.8	11.3	—	0.7	—	12.0
Restructuring of certain international product lines	—	—	—	—	—	4.1	2.2	(0.3)	0.9	6.9
Closure of Vineland, New Jersey plant	(2.4)	8.8	—	(7.7)	(1.3)	(0.1)	—	7.0	0.1	7.0
Project Compass	—	—	—	—	—	—	—	—	—	—
Project Century	—	4.8	—	(4.7)	0.1	0.2	5.0	5.4	5.3	15.9
Total	$(2.2)	$14.1	$0.6	$(10.3)	$2.2	$15.5	$7.2	$12.8	$6.3	$41.8

	Six-Month Period Ended					Six-Month Period Ended
	Nov. 26, 2017					Nov. 27, 2016
In Millions	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total	Severance	Asset Write- offs	Accelerated Depreciation	Other	Total
Global reorganization	$0.6	$0.6	$—	$0.2	$1.4	$—	$—	$—	$—	$—
Closure of Melbourne, Australia plant	0.6	—	2.1	2.2	4.9	11.3	—	0.7	—	12.0
Restructuring of certain international product lines	—	—	—	—	—	6.4	35.8	(0.3)	1.4	43.3
Closure of Vineland, New Jersey plant	(2.2)	8.9	10.6	(5.2)	12.1	12.3	—	14.0	1.6	27.9
Project Compass	(0.2)	—	—	—	(0.2)	—	—	0.2	0.8	1.0
Project Century	0.1	5.7	—	(4.3)	1.5	0.5	8.1	14.6	6.9	30.1
Total	$(1.1)	$15.2	$12.7	$(7.1)	$19.7	$30.5	$43.9	$29.2	$10.7	$114.3

In the third quarter of fiscal 2017, we approved restructuring actions designed to better align our organizational structure with our strategic initiatives. This action will affect approximately 600 positions and we expect to incur approximately $76 million of net expenses relating to these actions, all of which will be cash. We recorded $0.6 million of restructuring charges in the second quarter of fiscal 2018 and $1.4 million in the six-month period ended November 26, 2017 relating to these actions. We expect these actions to be completed by the end of fiscal 2018.

In the second quarter of fiscal 2017, we notified the employees and their representatives of our decision to close our pasta manufacturing facility in Melbourne, Australia in our Europe & Australia segment to improve our margin structure. This action will affect approximately 350 positions, and we expect to incur approximately $34 million of net expenses relating to this action, of which approximately $3 million will be cash. We recorded $2.8 million of restructuring charges in the second quarter of fiscal 2018 and $4.9 million in the six-month period ended November 26, 2017 relating to this action. We recorded $12.0 million of restructuring charges in the second quarter of fiscal 2017 and $12.0 million in the six-month period ended November 27, 2016. We expect this action to be completed by the end of fiscal 2019.

In the first quarter of fiscal 2017, we announced a plan to restructure certain product lines in our Asia & Latin America segment. To eliminate excess capacity, we closed our snacks manufacturing facility in Marília, Brazil and ceased production operations for meals and snacks at our facility in São Bernardo do Campo, Brazil. We also ceased production of certain underperforming snack products at our facility in Nanjing, China. These and other actions will affect approximately 420 positions in our Brazilian operations and approximately 440 positions in our greater China operations. We expect to incur approximately $42 million of net expenses related to these actions, most of which will be non-cash. There have been no restructuring charges in fiscal 2018 relating to these actions. We recorded $6.9 million of restructuring charges in the second quarter of fiscal 2017 and $43.3 million in the six-month period ended November 27, 2016. We expect these actions to be completed by the end of fiscal 2019.

In the first quarter of fiscal 2017, we approved a plan to close our Vineland, New Jersey facility to eliminate excess soup capacity in our North America Retail segment. This action affected 380 positions, and we expect to incur approximately $54 million of net expenses relating to this action, of which approximately $11 million will be cash. We recorded a net gain of $1.3 million primarily related to the sale of assets in the second quarter of fiscal 2018 and $12.1 million of restructuring charges in the six-month period ended November 26, 2017. We recorded $7.0 million of restructuring expenses in the second quarter of fiscal 2017 and $27.9 million in the six-month period ended November 27, 2016. We expect this action to be completed by the end of fiscal 2018.

During the six-month period ended November 26, 2017, we paid $27.1 million in cash relating to restructuring initiatives and $43.3 million in the six-month period ended November 27, 2016.

In addition to restructuring charges, we recorded $4.2 million of project-related costs in cost of sales in the second quarter of fiscal 2018 and $5.4 million in the six-month period ended November 26, 2017. We paid $5.0 million in cash in the six-month period ended November 26, 2017 for project-related costs. We expect to incur approximately $8 million of project-related costs in future periods related to our restructuring initiatives.

Restructuring charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 26, 2017	Nov. 27, 2016	Nov. 26, 2017	Nov. 27, 2016
Cost of sales	$0.6	$12.8	$12.9	$26.4
Restructuring, impairment, and other exit costs	1.6	29.0	6.8	87.9
Total restructuring charges	2.2	41.8	19.7	114.3
Project-related costs classified in cost of sales	$4.2	$11.1	$5.4	$24.9

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 28, 2017	$81.8	$0.7	$2.5	$85.0
Fiscal 2018 charges, including foreign currency translation	(2.0)	0.2	0.4	(1.4)
Utilized in fiscal 2018	(35.5)	(0.7)	(0.8)	(37.0)
Reserve balance as of Nov. 26, 2017	$44.3	$0.2	$2.1	$46.6

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Nov. 26, 2017	May 28, 2017

Goodwill	$8,828.3	$8,747.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,203.4	4,161.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	555.2	524.8
Less accumulated amortization	(176.8)	(155.5)
Intangible assets subject to amortization, net	378.4	369.3
Other intangible assets	4,581.8	4,530.4
Total	$13,410.1	$13,277.6

Based on the carrying value of finite-lived intangible assets as of November 26, 2017, annual amortization expense for each of the next five fiscal years is estimated to be approximately $27 million.

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

The changes in the carrying amount of goodwill during fiscal 2018 were as follows:

In Millions	North America Retail	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total

Balance as of May 28, 2017	$6,406.5	$918.8	$700.8	$312.4	$408.7	$8,747.2
Other activity, primarily foreign currency translation	6.5	—	43.5	3.7	27.4	81.1

Balance as of Nov. 26, 2017	$6,413.0	$918.8	$744.3	$316.1	$436.1	$8,828.3

The changes in the carrying amount of other intangible assets during fiscal 2018 were as follows:

In Millions	Total

Balance as of May 28, 2017	$4,530.4
Other activity, primarily foreign currency translation	51.4

Balance as of Nov. 26, 2017	$4,581.8

Our annual goodwill and indefinite-lived intangible assets impairment test was performed on the first day of the second quarter of fiscal 2018 and we determined there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Yoki and Progresso brand intangible assets and the Latin America reporting unit.

The excess fair value as of the fiscal 2018 test date of the Yoki and Progresso brand intangible assets and the Latin America reporting unit is as follows:

In Millions	Carrying Value of Intangible Asset	Excess Fair Value as of Fiscal 2018 Test Date

Yoki	$138.2	1%
Progresso	462.1	6%
Latin America	$272.0	21%

In addition, while having significant coverage as of our fiscal 2018 assessment date, the Food Should Taste Good and Green Giant brand intangible assets and the U.S. Yogurt reporting unit had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

(5) Inventories

The components of inventories were as follows:

In Millions	Nov. 26, 2017	May 28, 2017

Raw materials and packaging	$400.7	$395.4
Finished goods	1,211.6	1,224.3
Grain	118.9	73.0
Excess of FIFO over LIFO cost	(214.7)	(209.1)

Total	$1,516.5	$1,483.6

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

Unallocated corporate items for the quarters ended November 26, 2017 and November 27, 2016 included:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 26, 2017	Nov. 27, 2016	Nov. 26, 2017	Nov. 27, 2016

Net gain (loss) on mark-to-market valuation of certain commodity positions	$(0.6)	$3.0	$(8.4)	$(15.9)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	2.5	14.4	6.1	23.7
Net mark-to-market revaluation of certain grain inventories	2.6	11.7	8.6	4.7

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$4.5	$29.1	$6.3	$12.5

As of November 26, 2017, the net notional value of commodity derivatives was $96.9 million, of which $36.6 million related to energy inputs and $60.3 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

In advance of planned debt financing, in fiscal 2018, we entered into $500.0 million of treasury locks due October 15, 2017 with an average fixed rate of 1.8 percent. All of these treasury locks were cash settled for $3.7 million during the second quarter of fiscal 2018, concurrent with the issuance of our $500.0 million 5-year fixed-rate notes.

In advance of planned debt financing, during the third quarter of fiscal 2016 and the first quarter of fiscal 2017, we entered into $400.0 million and $100.0 million, respectively, of treasury locks due February 15, 2017 with an average fixed rate of 2.0 percent. All of these treasury locks were cash settled for $17.2 million during the third quarter of fiscal 2017, concurrent with the issuance of our $750.0 million 10-year fixed-rate notes.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of November 26, 2017, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 26, 2017, $873.5 million of our total accounts payable were payable to suppliers who utilize these third party services.

(7) Debt

The components of notes payable were as follows:

In Millions	Nov. 26, 2017	May 28, 2017
U.S. commercial paper	$997.7	$954.7
Financial institutions	300.3	279.4
Total	$1,298.0	$1,234.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 26, 2017:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$—
June 2019	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.5	0.2
Total committed and uncommitted credit facilities	$3.4	$0.3

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of November 26, 2017.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $8,735.5 million and $8,428.8 million, respectively, as of November 26, 2017. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In October 2017, we issued $500.0 million principal amount of 2.6 percent fixed-rate notes due October 12, 2022. Interest on the notes is payable semi-annually in arrears. We may redeem the notes in whole, or in part, at any time at the applicable redemption price. The notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds, together with cash on hand, were used to repay $500.0 million of 1.4 percent fixed-rate notes.

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

Certain of our long-term debt agreements contain restrictive covenants. As of November 26, 2017, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of November 26, 2017, the redemption value of the euro-denominated redeemable interest was $793.4 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $112.3 million for the six-month period ended November 26, 2017 and $86.2 million for the six-month period ended November 27, 2016.

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

Our noncontrolling interests contain restrictive covenants. As of November 26, 2017, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Nov. 26, 2017					Nov. 27, 2016
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$430.5	$4.5	$8.8			$481.8	$6.0	$8.0
Other comprehensive income (loss):
Foreign currency translation	$(43.3)	$—	(43.3)	0.6	0.7	$(49.6)	$—	(49.6)	(18.0)	(38.1)
Other fair value changes:
Securities	0.9	(0.4)	0.5	—	—	(0.1)	—	(0.1)	—	—
Hedge derivatives	3.5	(2.5)	1.0	—	(1.1)	48.5	(16.0)	32.5	—	(0.4)
Reclassification to earnings:
Hedge derivatives (a)	2.5	(1.0)	1.5	—	(0.7)	(7.0)	0.2	(6.8)	—	(1.0)

Amortization of losses and prior service costs (b)	43.8	(15.9)	27.9	—	—	51.4	(19.6)	31.8	—	—
Other comprehensive income (loss)	$7.4	$(19.8)	(12.4)	0.6	(1.1)	$43.2	$(35.4)	7.8	(18.0)	(39.5)
Total comprehensive income (loss)			$418.1	$5.1	$7.7			$489.6	$(12.0)	$(31.5)

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Six-Month Period Ended					Six-Month Period Ended
	Nov. 26, 2017					Nov. 27, 2016
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$835.2	$6.0	$11.2			$890.8	$7.8	$16.7
Other comprehensive income (loss):
Foreign currency translation	$(48.6)	$—	(48.6)	22.1	46.0	$37.0	$—	37.0	(15.2)	(47.1)
Other fair value changes:
Securities	1.3	(0.5)	0.8	—	—	0.5	(0.2)	0.3	—	—
Hedge derivatives	(12.2)	2.7	(9.5)	—	0.6	58.7	(14.1)	44.6	—	2.7
Reclassification to earnings:
Hedge derivatives (a)	3.3	(1.6)	1.7	—	(1.1)	(8.6)	(0.4)	(9.0)	—	(1.6)
Amortization of losses and prior service costs (b)	87.6	(31.9)	55.7	—	—	100.8	(38.4)	62.4	—	—
Other comprehensive income (loss)	$31.4	$(31.3)	0.1	22.1	45.5	$188.4	$(53.1)	135.3	(15.2)	(46.0)
Total comprehensive income (loss)			$835.3	$28.1	$56.7			$1,026.1	$(7.4)	$(29.3)

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Nov. 26, 2017	May 28, 2017
Foreign currency translation adjustments	$(673.3)	$(624.7)
Unrealized gain (loss) from:
Securities	5.4	4.6
Hedge derivatives	(6.3)	1.5
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,588.8)	(1,645.4)
Prior service credits	18.6	19.5
Accumulated other comprehensive loss	$(2,244.4)	$(2,244.5)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, restricted stock units, and performance awards, may be granted to employees and non-employee directors. These programs and related accounting are described in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017, and Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 26, 2017	Nov. 27, 2016	Nov. 26, 2017	Nov. 27, 2016
Compensation expense related to stock-based payments	$19.3	$18.6	$48.9	$57.6

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2017 and fiscal 2018.

As of November 26, 2017, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $128.4 million. This expense will be recognized over 25 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month Period Ended
In Millions	Nov. 26, 2017	Nov. 27, 2016
Net cash proceeds	$50.6	$77.0
Intrinsic value of options exercised	$46.0	$131.9

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month Period Ended
	Nov. 26, 2017	Nov. 27, 2016
Estimated fair values of stock options granted	$6.18	$8.80
Assumptions:
Risk-free interest rate	2.2%	1.7%
Expected term	8.2 years	8.5 years
Expected volatility	15.8%	17.8%
Dividend yield	3.6%	2.9%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 28, 2017	29,834.4	$40.47
Granted	2,816.7	55.52
Exercised	(1,930.2)	31.13
Forfeited or expired	(85.4)	58.11
Outstanding as of Nov. 26, 2017	30,635.5	$42.40	4.47	$384.7
Exercisable as of Nov. 26, 2017	21,551.0	$35.81	2.88	$384.7

Information on restricted stock and performance share unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 28, 2017	4,491.2	$56.08	123.3	$56.93
Granted	1,448.4	55.34	43.0	55.49
Vested	(1,509.5)	49.80	(35.8)	49.36
Forfeited	(330.0)	63.98	(8.2)	58.91
Non-vested as of Nov. 26, 2017	4,100.1	$57.49	122.3	$58.34

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Six-Month Period Ended
In Millions	Nov. 26, 2017	Nov. 27, 2016
Total grant date fair value	$77.0	$59.6

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Six-Month Period Ended
In Millions, Except per Share Data	Nov. 26, 2017	Nov. 27, 2016	Nov. 26, 2017	Nov. 27, 2016
Net earnings attributable to General Mills	$430.5	$481.8	$835.2	$890.8

Average number of common shares - basic EPS	571.3	588.8	574.0	594.4
Incremental share effect from: (a)
Stock options	7.0	8.1	7.6	8.8
Restricted stock, restricted stock units, and other	2.0	2.8	2.0	2.8
Average number of common shares - diluted EPS	580.3	599.7	583.6	606.0

Earnings per share - basic	$0.75	$0.82	$1.46	$1.50
Earnings per share - diluted	$0.74	$0.80	$1.43	$1.47

(a)	Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 26, 2017	Nov. 27, 2016	Nov. 26, 2017	Nov. 27, 2016
Anti-dilutive stock options, restricted stock units, and performance share units	9.2	2.5	7.5	2.2

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 26, 2017	Nov. 27, 2016	Nov. 26, 2017	Nov. 27, 2016
Shares of common stock	—	14.9	10.9	20.5
Aggregate purchase price	$0.2	$950.2	$600.5	$1,349.9

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Six-Month Period Ended
In Millions	Nov. 26, 2017	Nov. 27, 2016
Net cash interest payments	$133.7	$141.9
Net income tax payments	$333.0	$290.8

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

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 26, 2017	Nov. 27, 2016	Nov. 26, 2017	Nov. 27, 2016	Nov. 26, 2017	Nov. 27, 2016
Service cost	$25.7	$30.0	$2.9	$3.1	$2.2	$2.2
Interest cost	54.5	54.1	7.6	7.9	0.5	0.7
Expected return on plan assets	(120.1)	(121.7)	(13.1)	(12.1)	—	—
Amortization of losses	44.1	47.6	0.2	0.7	0.2	0.5
Amortization of prior service costs (credits)	0.5	0.6	(1.3)	(1.3)	0.1	0.1
Other adjustments	—	2.1	—	1.3	3.4	3.4
Settlement or curtailment losses	—	2.9	—	0.7	—	—
Net expense (income)	$4.7	$15.6	$(3.7)	$0.3	$6.4	$6.9

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 26, 2017	Nov. 27, 2016	Nov. 26, 2017	Nov. 27, 2016	Nov. 26, 2017	Nov. 27, 2016
Service cost	$51.4	$60.0	$5.8	$6.2	$4.3	$4.4
Interest cost	108.9	108.3	15.2	16.0	1.1	1.4
Expected return on plan assets	(240.0)	(243.5)	(26.1)	(24.2)	—	—
Amortization of losses	88.2	95.0	0.4	1.3	0.4	0.9
Amortization of prior service costs (credits)	1.0	1.2	(2.7)	(2.6)	0.3	0.3
Other adjustments	—	2.1	—	1.3	6.8	6.8
Settlement or curtailment losses	—	4.4	—	0.7	—	—
Net expense (income)	$9.5	$27.5	$(7.4)	$(1.3)	$12.9	$13.8

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

Our operating segment results were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 26, 2017	Nov. 27, 2016	Nov. 26, 2017	Nov. 27, 2016
Net sales:
North America Retail	$2,771.8	$2,748.8	$5,210.0	$5,305.8
Convenience Stores & Foodservice	512.2	487.5	959.3	933.8
Europe & Australia	466.7	435.1	958.6	913.5
Asia & Latin America	448.0	440.7	840.0	866.9
Total	$4,198.7	$4,112.1	$7,967.9	$8,020.0
Operating profit:
North America Retail	$622.9	$651.0	$1,156.1	$1,279.2
Convenience Stores & Foodservice	106.5	109.1	191.3	201.8
Europe & Australia	26.9	41.3	57.5	85.2
Asia & Latin America	16.7	29.0	32.2	51.3
Total segment operating profit	773.0	830.4	1,437.1	1,617.5
Unallocated corporate items	41.6	19.0	74.7	101.4
Divestiture loss	—	13.5	—	13.5
Restructuring, impairment, and other exit costs	1.6	29.0	6.8	87.9
Operating profit	$729.8	$768.9	$1,355.6	$1,414.7

(16) New Accounting Pronouncements

In the first quarter of fiscal 2018, we adopted new requirements for the accounting and presentation of stock-based payments. The adoption of this guidance resulted in the prospective recognition of realized windfall and shortfall tax benefits related to the exercise or vesting of stock-based awards in our Consolidated Statements of Earnings instead of additional paid-in capital within our Consolidated Balance Sheets. We recognized a windfall tax benefit in income tax expense in our Consolidated Statements of Earnings of $2.5 million in the second quarter of fiscal 2018 and $20.2 million in the six-month period ended November 26, 2017. We retrospectively adopted the guidance related to reclassification of realized windfall tax benefits in our Consolidated Statements of Cash Flows. This resulted in reclassifications of $20.2 million and $59.7 million of cash provided by financing activities to operating activities for the six-month periods ended November 26, 2017 and November 27, 2016, respectively. Additionally, we retrospectively adopted the guidance related to reclassification of employee tax withholdings in our Consolidated Statements of Cash Flows. This resulted in reclassifications of $21.4 million and $31.4 million of cash used by operating activities to financing activities for the six-month periods ended November 26, 2017 and November 27, 2016, respectively. Stock-based compensation expense continues to reflect estimated forfeitures.

In the first quarter of fiscal 2018, we adopted new accounting requirements which permit reporting entities to measure a goodwill impairment loss by the amount by which a reporting unit’s carrying value exceeds the reporting unit’s fair value. Previously, goodwill impairment losses were required to be measured by determining the implied fair value of goodwill. Our annual goodwill impairment test was performed as of the first day of the second quarter of fiscal 2018 and the adoption of this guidance did not impact our results of operations or financial position.

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

CONSOLIDATED RESULTS OF OPERATIONS

Second Quarter Results

In the second quarter of fiscal 2018, net sales increased 2 percent compared to the same period last year, driven by favorable foreign currency exchange and favorable net price realization and mix. Increased contributions from volume growth in the North America Retail, Convenience Stores & Foodservice and Europe & Australia segments were partially offset by lower contributions from volume growth in the Asia & Latin America segment. In the second quarter, increased sales from innovation, higher brand-building investment, and more effective merchandising contributed to organic net sales growth of 1 percent and market share gains in the majority of our key global platforms. Operating profit margin of 17.4 percent was down 130 basis points from year-ago levels primarily driven by lower segment operating profit results and lower mark-to-market valuation of certain commodity positions, partially offset by a decrease in restructuring expenses. Adjusted operating profit margin decreased 220 basis points to 17.4 percent, primarily driven by higher input costs including currency-driven inflation on imported products in certain markets, unfavorable trade expense phasing and higher media and advertising expense, partially offset by benefits from cost savings initiatives. Diluted earnings per share of $0.74 decreased 8 percent compared to the second quarter of fiscal 2017 and adjusted diluted earnings per share of $0.82, which excludes certain items affecting comparability, on a constant-currency basis decreased 5 percent compared to the second quarter last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the second quarter of fiscal 2018 follows:

Quarter Ended Nov. 26, 2017	In millions, except per share	Quarter Ended Nov. 26, 2017 vs. Nov. 27, 2016	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$4,198.7	2%
Operating profit	729.8	(5)%	17.4%
Net earnings attributable to General Mills	430.5	(11)%
Diluted earnings per share	$0.74	(8)%

Organic net sales growth rate (a)		1%
Total segment operating profit (a)	773.0	(7)%		(8)%
Adjusted operating profit margin (a)			17.4%
Diluted earnings per share, excluding certain items affecting comparability (a)	$0.82	(4)%		(5)%

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Quarter Ended
	Nov. 26, 2017	Nov. 26, 2017 vs Nov. 27, 2016		Nov. 27, 2016
Net sales (in millions)	$4,198.7	2%		$4,112.1

Contributions from volume growth (a)		Flat
Net price realization and mix		1	pt
Foreign currency exchange		1	pt

(a)	Measured in tons based on the stated weight of our product shipments.

The 2 percent increase in net sales in the second quarter of fiscal 2018 was primarily driven by favorable foreign currency exchange and favorable net price realization and mix. All four segments contributed to the increase in net sales in the second quarter of fiscal 2018 compared to the same period last year.

Organic net sales increased 1 percent in the second quarter of fiscal 2018 primarily driven by favorable organic net price realization and mix. To improve comparability of results from period to period, organic net sales exclude the impacts of foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week of results, when applicable.

Components of organic net sales growth are shown in the following table:

Quarter Ended Nov. 26, 2017 vs. Quarter Ended Nov. 27, 2016
Contributions from organic volume growth (a)	Flat
Organic net price realization and mix	1	pt
Organic net sales growth	1	pt
Foreign currency exchange	1	pt
Acquisitions and divestitures	Flat
Net sales growth	2	pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $163 million from the second quarter of fiscal 2017 to $2,756 million. The increase included a $148 million increase attributable to product rate and mix and a $9 million increase attributable to higher volume. We recorded a $4 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2018 compared to a net decrease of $29 million in the second quarter of fiscal 2017. We recorded $1 million of restructuring charges in cost of sales in the second quarter of fiscal 2018 compared to $13 million in the same period last year. We also recorded $4 million of restructuring initiative project-related costs in the second quarter of fiscal 2018 compared to $11 million in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Selling, general, and administrative (SG&A) expenses increased $4 million to $712 million in the second quarter of fiscal 2018 compared to the same period in fiscal 2017. The increase in SG&A expenses primarily reflects a 7 percentage point increase in media and advertising expense partially offset by savings from cost management initiatives. SG&A expenses as a percent of net sales in the second quarter of fiscal 2018 decreased 30 basis points compared with the second quarter of fiscal 2017.

Divestiture Loss totaled $14 million from the sale of our Martel, Ohio manufacturing facility during the second quarter of fiscal 2017.

Restructuring, impairment, and other exit costs totaled $2 million in the second quarter of fiscal 2018 compared to $29 million in the same period last year.

Total charges associated with our current restructuring initiatives were as follows:

	Quarter Ended
In Millions	Nov. 26, 2017		Nov. 27, 2016
	Charge	Cash	Charge	Cash
Global reorganization	$0.6	$11.1	$—	$—
Closure of Melbourne, Australia plant	2.8	2.6	12.0	—
Restructuring of certain international product lines	—	—	6.9	7.1
Closure of Vineland, New Jersey plant	(1.3)	(9.1)	7.0	1.2
Project Compass	—	0.6	—	3.7
Project Century	0.1	(5.0)	15.9	13.0
Project Catalyst	—	—	—	0.9
Combination of certain operational facilities	—	0.2	—	1.5
Total restructuring charges (a)	2.2	0.4	41.8	27.4
Project-related costs	4.2	2.3	11.1	11.9
Restructuring charges and project-related costs	$6.4	$2.7	$52.9	$39.3

(a)	Includes $0.6 million of restructuring charges recorded in cost of sales in the second quarter of fiscal 2018 and $12.8 million in the second quarter of fiscal 2017.

For further information on these restructuring initiatives, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the second quarter of fiscal 2018 totaled $75 million, down $1 million from fiscal 2017, driven primarily by lower rates and changes in the mix of debt, partially offset by higher average debt balances.

The effective tax rate for the second quarter of fiscal 2018 was 35.9 percent compared to 32.8 percent for the second quarter of fiscal 2017. The 3.1 percentage point increase was primarily due to a $42 million prior year adjustment recorded in the second quarter of fiscal 2018 (see Note 1 to the Consolidated Financial Statements in Part 1, Item 1 of this report), partially offset by favorable impacts from certain changes in French tax law and the prospective adoption of the new accounting standard related to windfall tax benefits from stock-based payments (see Note 16 to the Consolidated Financial Statements in Part 1, Item 1 of this report). Our effective tax rate excluding certain items affecting comparability was 29.3 percent in the quarter ended November 26, 2017 compared to 32.4 percent in the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

The United States Congress is currently working on enacting a tax reform bill, which would result in significant changes to the U.S. tax system. We expect that if a bill is enacted, it could have a material impact on our Consolidated Financial Statements in future periods. We continue to monitor developments and assess the impact to General Mills.

After-tax earnings from joint ventures decreased $6 million to $24 million for the second quarter of fiscal 2018 compared to the same period last fiscal year, primarily driven by lower volume and higher input costs for Cereal Partners Worldwide (CPW) and unfavorable foreign currency exchange and unfavorable product mix for Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures decreased 19 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Nov. 26, 2017 vs. Quarter Ended Nov. 27, 2016	CPW		HDJ
Contributions from volume growth (a)	(2	)pts	(1	)pt
Net price realization and mix	Flat		(2	)pts
Foreign currency exchange	4	pts	(7	)pts
Net sales growth	2	pts	(10	)pts

(a)	Measured in tons based on the stated weight of our product shipments.

The change in net sales for each joint venture on a constant-currency basis is set forth in the following table:

	Quarter Ended Nov. 26, 2017
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
CPW	2%	4	pts	(2)%
HDJ	(10)%	(7	)pts	(3)%
Joint Ventures	(1)%	1	pt	(2)%

Average diluted shares outstanding decreased by 19 million in the second quarter of fiscal 2018 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Six-Month Results

In the six-month period ended November 26, 2017, net sales declined 1 percent, primarily driven by declining contributions from volume growth in the North America Retail and Asia & Latin America segments partially offset by increasing contributions from volume growth in the Convenience Stores & Foodservice segment. Increased sales from innovation, higher brand-building investment, and more effective merchandising contributed to an improvement in organic net sales trends versus the same period a year ago as well as market share gains in the majority of our key global platforms. Operating profit margin of 17.0 percent was down 60 basis points from year-ago levels primarily driven by lower segment operating profit results and lower mark-to-market valuation of certain commodity positions, partially offset by a decrease in restructuring expenses. Adjusted operating profit margin decreased 220 basis points to 17.2 percent, primarily driven by higher input costs including currency-driven inflation on imported products in certain markets, and unfavorable trade expense phasing. Diluted earnings per share of $1.43 decreased 3 percent compared to the six-month period ended November 27, 2016, and adjusted diluted earnings per share, which excludes certain items affecting comparability, on a constant-currency basis decreased 7 percent compared to the same period a year ago (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the six-month period ended November 26, 2017, follows:

Six-Month Period Ended Nov. 26, 2017	In millions, except per share	Six-Month Period Ended Nov. 26, 2017 vs. Nov. 27, 2016	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$7,967.9	(1)%
Operating profit	1,355.6	(4)%	17.0%
Net earnings attributable to General Mills	835.2	(6)%
Diluted earnings per share	$1.43	(3)%

Organic net sales growth rate (a)		(1)%
Total segment operating profit (a)	1,437.1	(11)%		(12)%
Adjusted operating profit margin (a)			17.2%
Diluted earnings per share, excluding certain items affecting comparability (a)	$1.53	(6)%		(7)%

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Six-Month Period Ended
	Nov. 26, 2017	Nov. 26, 2017 vs Nov. 27, 2016		Nov. 27, 2016
Net sales (in millions)	$7,967.9	(1)%		$8,020.0

Contributions from volume growth (a)		(1	)pt
Net price realization and mix		Flat
Foreign currency exchange		Flat

(a)	Measured in tons based on the stated weight of our product shipments.

The 1 percent decline in net sales for the six-month period ended November 26, 2017 primarily reflects lower organic net sales.

Organic net sales declined 1 percent in the six-month period ended November 26, 2017, driven by declining contributions from organic volume growth in the North America Retail and Asia & Latin America segments partially offset by increasing contributions from organic volume growth in the Convenience Stores & Foodservice segment. To improve comparability of results from period to period, organic net sales exclude the impacts of foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week of results, when applicable.

Components of organic net sales growth are shown in the following table:

Six-Month Period Ended Nov. 26, 2017 vs. Six-Month Period Ended Nov. 27, 2016
Contributions from organic volume growth (a)	(1	)pt
Organic net price realization and mix	Flat
Organic net sales growth	(1	)pt
Foreign currency exchange	Flat
Acquisitions and divestitures	Flat
Net sales growth	(1	)pt

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $131 million from the six-month period ended November 27, 2016, to $5,215 million. The increase included a $240 increase attributable to product rate and mix partially offset by an $82 million decrease attributable to lower volume. We recorded $13 million of restructuring charges in cost of sales in the six-month period ended November 26, 2017, compared to $26 million in the same period last year. We also recorded $5 million of restructuring initiative project-related costs in the six-month period ended November 26, 2017, compared to $25 million in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report). We recorded a $6 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 26, 2017, compared to a net decrease of $12 million in the six-month period ended November 27, 2016.

SG&A expenses decreased $29 million to $1,391 million in the six-month period ended November 26, 2017, compared to the same period in fiscal 2017. The decrease in SG&A expenses primarily reflects savings from cost management initiatives partially offset by a 4 percentage point increase in media and advertising expense. SG&A expenses as a percent of net sales in the six-month period ended November 26, 2017 decreased 30 basis points compared with the same period of fiscal 2017.

Divestiture loss totaled $14 million from the sale of our Martel, Ohio manufacturing facility during the second quarter of fiscal 2017.

Restructuring, impairment, and other exit costs totaled $7 million in the six-month period ended November 26, 2017, compared to $88 million in the same period last year.

Total charges associated with our restructuring initiatives consisted of the following:

	As Reported
	Six-Month Period Ended				Fiscal 2017, 2016 and 2015		Estimated
In Millions	Nov. 26, 2017		Nov. 27, 2016		Total		Future		Total
	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Savings (b)
Global reorganization	$1.4	$26.7	$—	$—	$72.1	$20.0	$2	$29	$76	$76
Closure of Melbourne, Australia plant	4.9	3.4	12.0	—	21.9	1.6	7	(2)	34	3
Restructuring of certain international product lines	—	—	43.3	10.4	45.1	10.3	(3)	(10)	42	—
Closure of Vineland, New Jersey plant	12.1	(3.1)	27.9	1.2	41.4	7.3	1	7	54	11
Project Compass	(0.2)	3.0	1.0	8.0	54.3	48.9	—	2	54	54
Project Century	1.5	(3.4)	30.1	20.6	408.4	95.5	4	51	414	143
Project Catalyst	—	—	—	0.5	140.9	94.1	—	—	141	94
Combination of certain operational facilities	—	0.5	—	2.6	13.3	16.3	2	(3)	15	14
Total restructuring charges (a)	19.7	27.1	114.3	43.3	797.4	294.0	13	74	830	395
Project-related costs	5.4	5.0	24.9	28.6	114.6	111.1	8	14	128	130
Restructuring charges and project-related costs	$25.1	$32.1	$139.2	$71.9	$912.0	$405.1	$21	$88	$958	$525	$700
(a)	Includes $12.9 million of restructuring charges recorded in cost of sales during fiscal 2018 and $26.4 million in fiscal 2017.
(b)	Cumulative annual savings versus fiscal 2015 base targeted by fiscal 2018. Includes savings from SG&A cost reduction projects.

For further information on these restructuring initiatives, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the six-month period ended November 26, 2017, decreased $2 million to $147 million compared to the same period of fiscal 2017, primarily driven by lower rates and changes in the mix of debt, partially offset by higher average debt balances.

The effective tax rate for the six-month period ended November 26, 2017, was 33.4 percent compared to 31.9 percent for the six-month period ended November 27, 2016. The 1.5 percentage point increase was primarily due to a $42 million prior year adjustment recorded in the second quarter of fiscal 2018 (see Note 1 to the Consolidated Financial Statements in Part 1, Item 1 of this report), partially offset by the prospective adoption of the new accounting standard related to windfall tax benefits from stock-based payments (see Note 16 to the Consolidated Financial Statements in Part 1, Item 1 of this report). Our effective tax rate excluding certain items affecting comparability was 29.9 percent in the six-month period ended November 26, 2017, compared to 31.9 percent in the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

The United States Congress is currently working on enacting a tax reform bill, which would result in significant changes to the U.S. tax system. We expect that if a bill is enacted, it could have a material impact on our Consolidated Financial Statements in future periods. We continue to monitor developments and assess the impact to General Mills.

After-tax earnings from joint ventures decreased $6 million to $48 million for the six-month period ended November 26, 2017, compared to the same period in fiscal 2017, primarily driven by higher input costs partially offset by favorable foreign currency exchange for CPW, and unfavorable foreign currency exchange and higher input costs partially offset by favorable product mix for HDJ. On a constant-currency basis, after-tax earnings from joint ventures decreased 11 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Six-month Period Ended November 26, 2017 vs. Six-month Period Ended November 27, 2016	CPW		HDJ
Contributions from volume growth (a)	Flat		5	pts
Net price realization and mix	Flat		(1	)pt
Foreign currency exchange	3	pts	(7	)pts
Net sales growth	3	pts	(3	)pts
(a)	Measured in tons based on the stated weight of our product shipments.

The change in net sales for each joint venture on a constant-currency basis is set forth in the following table:

	Six-Month Period Ended November 26, 2017
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
CPW	3%	3	pts	Flat
HDJ	(3)%	(7	)pts	4%
Joint Ventures	2%	1	pt	1%

Average diluted shares outstanding decreased by 22 million in the six-month period ended November 26, 2017, compared to the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

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

North America Retail Segment Results

North America Retail net sales were as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 26, 2017	Nov. 26, 2017 vs Nov. 27, 2016		Nov. 27, 2016	Nov. 26, 2017	Nov. 26, 2017 vs Nov. 27, 2016		Nov. 27, 2016
Net sales (in millions)	$2,771.8	1%		$2,748.8	$5,210.0	(2)%		$5,305.8

Contributions from volume growth (a)		1	pt			(1	)pt
Net price realization and mix		(1	)pt			(1	)pt
Foreign currency exchange		1	pt			Flat

(a)	Measured in tons based on the stated weight of our product shipments.

The 1 percent increase in North America Retail net sales in the second quarter of fiscal 2018 was driven by growth in the U.S. Cereal, Canada and U.S. Snacks operating units partially offset by declines in the U.S. Yogurt and U.S. Meals & Baking operating units.

The 2 percent decrease in net sales for the six-month period ended November 26, 2017, was driven by declines in the U.S. Yogurt and U.S. Meals & Baking operating units partially offset by growth in the Canada and U.S. Snacks operating units.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 26, 2017		Nov. 26, 2017
Contributions from organic volume growth (a)	1	pt	(1	)pt
Organic net price realization and mix	(1	)pt	(1	)pt
Organic net sales growth	Flat		(2	)pts
Foreign currency exchange	1	pt	Flat
Net sales growth	1	pt	(2	)pts

(a)	Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales were flat in the three-month period ended November 26, 2017, compared to the same period in fiscal 2017.

North America Retail organic net sales decreased 2 percentage points in the six-month period ended November 26, 2017, compared to the same period in fiscal 2017, driven primarily by volume declines in the U.S. Yogurt operating unit partially offset by increases in the U.S. Snacks and U.S. Cereal operating units, and increased trade expense.

North America Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 26, 2017	Nov. 26, 2017
U.S. Cereal	7%	Flat
Canada (a)	7	3
U.S. Snacks	5	1
U.S. Meals & Baking	(2)	(1)
U.S. Yogurt	(11)	(17)
Total	1%	(2)%

(a)	On a constant currency basis, Canada net sales increased 1 percent for the quarter ended November 26, 2017 and decreased 1 percent for the six-month period ended November 26, 2017. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Segment operating profit decreased 4 percent to $623 million in the second quarter of fiscal 2018 compared to $651 million in the same period of fiscal 2017, driven primarily by unfavorable trade expense phasing and higher input costs. Segment operating profit decreased 5 percent on a constant-currency basis in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 10 percent to $1,156 million in the six-months ended November 26, 2017, compared to $1,279 million in the same period of fiscal 2017, driven primarily by lower net sales, including unfavorable trade expense phasing and higher input costs. Segment operating profit decreased 10 percent on a constant-currency basis in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 26, 2017	Nov. 26, 2017 vs Nov. 27, 2016		Nov. 27, 2016	Nov. 26, 2017	Nov. 26, 2017 vs Nov. 27, 2016		Nov. 27, 2016
Net sales (in millions)	$512.2	5%		$487.5	$959.3	3%		$933.8

Contributions from volume growth (a)		3	pts			2	pts
Net price realization and mix		2	pts			1	pt

(a)	Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales increased 5 percent for the second quarter of fiscal 2018, reflecting higher net sales across Focus 6 categories and benefits from market index pricing on bakery flour.

Convenience Stores & Foodservice net sales increased 3 percent for the six-month period ended November 26, 2017, reflecting higher net sales across Focus 6 categories and benefits from market index pricing on bakery flour.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 26, 2017		Nov. 26, 2017
Contributions from organic volume growth (a)	3	pts	2	pts
Organic net price realization and mix	2	pts	1	pt
Organic net sales growth	5	pts	3	pts
Net sales growth	5	pts	3	pts

(a)	Measured in tons based on the stated weight of our product shipments.

Segment operating profit declined 2 percent to $106 million in the second quarter of fiscal 2018 compared to $109 million in the second quarter of fiscal 2017, primarily driven by higher input costs, partially offset by higher net sales.

Segment operating profit decreased 5 percent to $191 million for the six-month period ended November 26, 2017, compared to $202 million in the same period of fiscal 2017, primarily driven by higher input costs, partially offset by higher net sales.

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 26, 2017	Nov. 26, 2017 vs. Nov. 27, 2016		Nov. 27, 2016	Nov. 26, 2017	Nov. 26, 2017 vs. Nov. 27, 2016		Nov. 27, 2016
Net sales (in millions)	$466.7	7%		$435.1	$958.6	5%		$913.5

Contributions from volume growth (a)		1	pt			Flat
Net price realization and mix		Flat				2	pts
Foreign currency exchange		6	pts			3	pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 7 percent increase in Europe & Australia net sales in the second quarter of fiscal 2018 was driven by favorable foreign currency exchange and higher net sales in the U.K. market.

The 5 percent increase in Europe & Australia net sales in the six-month period ended November 26, 2017, was driven by favorable foreign currency exchange and higher net sales in the U.K. market.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 26, 2017		Nov. 26, 2017
Contributions from organic volume growth (a)	1	pt	Flat
Organic net price realization and mix	Flat		2	pts
Organic net sales growth	1	pt	2	pts
Foreign currency exchange	6	pts	3	pts
Net sales growth	7	pts	5	pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 1 percent increase in Europe & Australia organic net sales growth in the second quarter of fiscal 2018 was driven by favorable contributions from organic volume growth.

The 2 percent increase in Europe & Australia organic net sales growth in the six-month period ended November 26, 2017 was driven by favorable organic net price realization and mix.

Segment operating profit decreased 35 percent to $27 million in the second quarter of fiscal 2018 compared to $41 million in the same period of fiscal 2017 primarily driven by input cost inflation, including currency-driven inflation on imported products in certain markets. Europe & Australia segment operating profit decreased 40 percent on a constant-currency basis in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 32 percent to $58 million in the six-month period ended November 26, 2017, compared to $85 million in the same period of fiscal 2017 primarily driven by input cost inflation, including currency-driven inflation on imported products in certain markets. Europe & Australia segment operating profit decreased 35 percent on a constant-currency basis in the six-month period ended November 26, 2017, compared to the same period of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 26, 2017	Nov. 26, 2017 vs. Nov. 27, 2016		Nov. 27, 2016	Nov. 26, 2017	Nov. 26, 2017 vs. Nov. 27, 2016		Nov. 27, 2016
Net sales (in millions)	$448.0	2%		$440.7	$840.0	(3)%		$866.9
Contributions from volume growth (a)		(7	)pts			(12	)pts
Net price realization and mix		7	pts			8	pts
Foreign currency exchange		2	pts			1	pt

(a)	Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales increased 2 percent in the second quarter of fiscal 2018 compared to the same period in the prior year, with higher net sales across Asia markets partially offset by lower net sales across Latin America markets.

Asia & Latin America net sales declined 3 percent in the six-month period ended November 26, 2017, compared to the same period of fiscal 2017, which reflects lower net sales in Latin America markets due to the shift in reporting period in fiscal 2017 and challenges related to an enterprise reporting system implementation at our General Mills Brasil Alimentos Ltda subsidiary, partially offset by higher net sales in Asia markets.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 26, 2017		Nov. 26, 2017
Contributions from organic volume growth (a)	(7	)pts	(12	)pts
Organic net price realization and mix	7	pts	8	pts
Organic net sales growth	Flat		(4	)pts
Foreign currency exchange	2	pts	1	pt
Net sales growth	2	pts	(3	)pts

(a)	Measured in tons based on the stated weight of our product shipments.

Asia & Latin America organic net sales were flat for the quarter ended November 26, 2017, reflecting a 7 percent decrease in contributions from organic volume growth offset by a 7 percent increase in organic net price realization and mix.

The 4 percent decrease in Asia & Latin America organic net sales for the six-month period ended November 26, 2017, was driven by a 12 percent decrease in contributions from organic volume growth, partially offset by an 8 percent increase in organic net price realization and mix.

Segment operating profit decreased 42 percent to $17 million in the second quarter of fiscal 2018 compared to $29 million in the same period of fiscal 2017 primarily driven by input cost inflation, including currency driven inflation on imported products in certain markets, and an increase in media and advertising expense. Asia & Latin America segment operating profit decreased 46 percent on a constant-currency basis in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 37 percent to $32 million in the six-month period ended November 26, 2017, compared to $51 million in the same period of fiscal 2017 primarily driven by input cost inflation, including currency driven inflation on imported products in certain markets. Asia & Latin America segment operating profit decreased 40 percent on a constant-currency basis in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $42 million in the second quarter of fiscal 2018 compared to $19 million in the same period in fiscal 2017. In the second quarter of fiscal 2018, we recorded $1 million of restructuring charges and $4 million of restructuring initiative project-related costs in cost of sales compared to $13 million of restructuring charges and $11 million of restructuring initiative project-related costs in cost of sales in the same period last year. In addition, we recorded a $4 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2018 compared to a $29 million net decrease in expense in the same period last year.

Unallocated corporate expense totaled $75 million in the six-month period ended November 26, 2017, compared to $101 million in the same period last year. In the six-month period ended November 26, 2017, we recorded $13 million of restructuring charges and $5 million of restructuring initiative project-related costs in cost of sales compared to $26 million of restructuring charges and $25 million of restructuring initiative project-related costs in cost of sales in the same period last year. In addition, we recorded a $6 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 26, 2017, compared to a $12 million net decrease in expense in the same period a year ago.

LIQUIDITY

During the six-month period ended November 26, 2017, cash provided by operations was $1,567 million compared to $1,079 million in the same period last year. The $488 million increase is primarily driven by a $703 million change in current assets and liabilities. The $703 million change in current assets and liabilities is primarily due to changes in the timing of accounts payable, including the impact of extended payment terms, and changes in other current liabilities, which were largely driven by changes in trade and incentive accruals.

Cash used by investing activities during the six-month period ended November 26, 2017, was $271 million, compared to cash used by investing activities of $280 million in the same period in fiscal 2017. Investments of $260 million in land, buildings and equipment in the six-month period ended November 26, 2017, decreased $58 million compared to the same period a year ago. We received proceeds of $18 million related to the sale of our Martel, Ohio facility in the second quarter of fiscal 2017. In addition, we received the final payment of $13 million from Sodiaal International (Sodiaal) in the first six months of fiscal 2017 to fully repay the exchangeable note we purchased in fiscal 2012.

Cash used by financing activities during the six-month period ended November 26, 2017, was $1,131 million compared to $720 million in the same period last year. We had $53 million of net debt issuances in the first six months of fiscal 2018 compared to $1,164 million of net debt issuances in the same period a year ago. We paid $600 million in cash to repurchase common stock and paid $565 million of dividends in the first six-months of fiscal 2018 compared to $1,350 million and $576 million, respectively, in the same period last year.

As of November 26, 2017, we had $898 million of cash and cash equivalents held in foreign jurisdictions which will be used to fund foreign operations and potential acquisitions. There is currently no need to repatriate these funds in order to meet domestic funding obligations or scheduled cash distributions. If we choose to repatriate historical earnings from foreign jurisdictions, we intend to do so only in a tax-neutral manner.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Nov. 26, 2017	May 28, 2017
Notes payable	$1,298.0	$1,234.1
Current portion of long-term debt	200.5	604.7
Long-term debt	8,228.3	7,642.9
Total debt	9,726.8	9,481.7
Redeemable interest	793.4	910.9
Noncontrolling interests	359.0	357.6
Stockholders’ equity	4,230.7	4,327.9
Total capital	$15,109.9	$15,078.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 26, 2017:

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

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of November 26, 2017, we recorded Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and the redemption value of its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of November 26, 2017, the redemption value of the redeemable interest was $793 million, which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of November 26, 2017, we were in compliance with all of these covenants.

We have $200 million of long-term debt maturing in the next 12 months that is classified as current, including $100 million of 6.39 percent fixed rate medium term notes due for remarketing in February 2018 and $100 million of 6.59 percent fixed rate medium term notes due for remarketing in October 2018. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the second quarter of fiscal 2018.

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

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of November 26, 2017, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017, with the exception of the new accounting requirements adopted in the first quarter of fiscal 2018 for stock-based payments and goodwill impairment testing. See Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

We tested our goodwill and indefinite-lived intangible assets for impairment on our annual assessment date on the first day of the second quarter of fiscal 2018. As of our annual impairment assessment date, there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Yoki and Progresso brand intangible assets and the Latin America reporting unit. The excess fair value as of the fiscal 2018 test date of the Yoki and Progresso brand intangible assets and the Latin America reporting unit was as follows:

In Millions	Carrying Value of Intangible Asset	Excess Fair Value as of Fiscal 2018 Test Date
Yoki	$138.2	1%
Progresso	462.1	6%
Latin America	$272.0	21%

In addition, while having significant coverage as of our fiscal 2018 assessment date, the Food Should Taste Good and Green Giant brand intangible assets and the U.S. Yogurt reporting unit had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2017, the Financial Accounting Standards Board (FASB) issued new hedge accounting requirements. The new standard amends the hedge accounting recognition and presentation requirements to better align an entity’s risk management activities and financial reporting. The new standard also simplifies the application of hedge accounting guidance. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal 2020. Early adoption is permitted. We are in the process of analyzing the impact of this standard on our results of operations and financial position.

In March 2017, the FASB issued new accounting requirements related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense, and net periodic postemployment benefit expense. The new standard requires the service cost component of net periodic benefit expense to be recorded in the same line items as other employee compensation costs within our Consolidated Statements of Earnings. Other components of net periodic benefit expense must be presented separately outside of operating profit in our Consolidated Statements of Earnings. In addition, the new standard requires that only the service cost component of net periodic benefit expense is eligible for capitalization. We recognized net periodic benefit expense of $56 million in fiscal 2017, $163 million in fiscal 2016, and $153 million in fiscal 2015 of which $141 million, $161 million, and $167 million, respectively, related to service cost. These amounts may not necessarily be indicative of future amounts that may be recognized subsequent to the adoption of this new standard. The new standard requires retrospective adoption of the presentation of net periodic benefit expense and prospective application of the capitalization of the service cost component. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019. Early adoption is permitted.

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

In February 2016, the FASB issued new accounting requirements for accounting, presentation and classification of leases. This will result in most leases being capitalized as a right of use asset with a related liability on our Consolidated Balance Sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal 2020. We are in the process of implementing lease accounting software and analyzing the impact of this standard on our results of operations and financial position. Based on our assessment to date, we expect this guidance will have a material impact on our Consolidated Balance Sheets due to the amount of our lease commitments but we are unable to quantify the impact at this time.

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

Constant-currency total segment operating profit growth is calculated as follows:

	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Total Segment Operating Profit on a Constant- Currency Basis
Quarter Ended Nov. 26, 2017	(7)%	1	pt	(8)%
Six-Month Period Ended Nov. 26, 2017	(11)%	1	pt	(12)%

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

	Quarter Ended
	Nov. 26, 2017		Nov. 27, 2016
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$729.8	17.4%	$768.9	18.7%
Mark-to-market effects (a)	(4.5)	(0.1)%	(29.1)	(0.7)%
Restructuring charges (b)	2.2	—%	41.8	1.0%
Project-related costs (b)	4.2	0.1%	11.1	0.3%
Divestiture loss (c)	—	—%	13.5	0.3%

Adjusted operating profit	$731.7	17.4%	$806.2	19.6%

	Six-Month Period Ended
	Nov. 26, 2017		Nov. 27, 2016
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$1,355.6	17.0%	$1,414.7	17.6%
Mark-to-market effects (a)	(6.3)	(0.1)%	(12.5)	(0.1)%
Restructuring costs (b)	19.7	0.2%	114.3	1.4%
Project-related costs (b)	5.4	0.1%	24.9	0.3%
Divestiture loss (c)	—	—%	13.5	0.2%

Adjusted operating profit	$1,374.4	17.2%	$1,554.9	19.4%

(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Quarter Ended				Six-Month Period Ended
Per Share Data	Nov. 26, 2017	Nov. 27, 2016	Change		Nov. 26, 2017	Nov. 27, 2016	Change
Diluted earnings per share, as reported	$0.74	$0.80	(8)%		$1.43	$1.47	(3)%
Tax adjustment (a)	0.07	—			0.07	—
Mark-to-market effects (b)	—	(0.03)			—	(0.01)
Divestiture loss (c)	—	0.01			—	0.01
Restructuring costs (d)	—	0.05			0.02	0.13
Project-related costs (d)	0.01	0.02			0.01	0.03

Diluted earnings per share, excluding certain items affecting comparability	$0.82	$0.85	(4)%		$1.53	$1.63	(6)%

Foreign currency exchange impact			1	pt			1	pt

Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			(5)%				(7)%

(a)	See Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(b)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(d)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

After-tax earnings from joint ventures growth rate on a constant-currency basis is calculated as follows:

	Percentage Change in After- tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange		Percentage Change in After-tax Earnings from Joint Ventures on Constant-Currency Basis
Quarter Ended Nov. 26, 2017	(20)%	(1	)pt	(19)%
Six-Month Period Ended Nov. 26, 2017	(12)%	(1	)pt	(11)%

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

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Nov. 26, 2017	7%	6	pts	1%
Six-Month Period Ended Nov. 26, 2017	3%	4	pts	(1)%

Constant-Currency Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Nov. 26, 2017
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(4)%	1	pt	(5)%
Europe & Australia	(35)%	5	pts	(40)%
Asia & Latin America	(42)%	4	pts	(46)%

	Six-Month Period Ended Nov. 26, 2017
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(10)%	Flat		(10)%
Europe & Australia	(32)%	3	pts	(35)%
Asia & Latin America	(37)%	3	pts	(40)%

Effective Income Tax Rate Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing the effective tax rate excluding certain items affecting comparability and presents the income tax effects of certain items affecting comparability.

Effective income tax rates excluding certain items affecting comparability are calculated as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 26, 2017		Nov. 27, 2016		Nov. 26, 2017		Nov. 27, 2016
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$654.9	$234.9	$693.4	$227.4	$1,208.3	$403.4	$1,265.3	$404.0
Mark-to-market effects (b)	(4.5)	(1.6)	(29.1)	(10.7)	(6.3)	(2.3)	(12.5)	(4.6)
Restructuring charges (c)	2.2	—	41.8	11.5	19.7	5.9	114.3	35.7
Project-related costs (c)	4.2	1.5	11.1	4.0	5.4	1.8	24.9	9.0
Divestiture loss (d)	—	—	13.5	4.3	—	—	13.5	4.3
Tax adjustment (e)	—	(42.2)	—	—	—	(42.2)	—	—
As adjusted	$656.8	$192.6	$730.7	$236.5	$1,227.1	$366.6	$1,405.5	$448.4
Effective tax rate:
As reported		35.9%		32.8%		33.4%		31.9%
As adjusted		29.3%		32.4%		29.9%		31.9%
Sum of adjustment to income taxes		$(42.3)		$9.1		$(36.8)		$44.4
Average number of common shares - diluted EPS		580.3		599.7		583.6		606.0
Impact of income tax adjustments on diluted EPS excluding certain items affecting comparability		$(0.07)		$0.02		$(0.06)		$0.07

(a)	Earnings before income taxes and after-tax earnings from joint ventures.
(b)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(d)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(e)	See Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Our future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, tax rates, or the availability of capital; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets; changes in capital structure; changes in the legal and regulatory environment, including tax reform legislation, labeling and advertising regulations, and litigation; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in consumer demand for our products; effectiveness of advertising, marketing, and promotional programs; changes in consumer behavior, trends, and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, and energy; disruptions or inefficiencies in the supply chain; effectiveness of restructuring and cost saving initiatives; volatility in the market value of derivatives used to manage price risk for certain commodities; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; failure or breach of our information technology systems; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

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

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of November 26, 2017 was $21 million, $25 million, $1 million, and $1 million, respectively. During the six-month period ended November 26, 2017, the interest rate and commodity value-at-risk decreased by $4 million and $2 million, respectively, while the foreign exchange value-at-risk increased by $1 million, and the equity value-at-risk was flat compared to this measure as of May 28, 2017. The value-at-risk for interest rate and commodity positions decreased due to lower market volatility and smaller portfolios. The value-at-risk for foreign exchange instruments increased due to the higher translated value of Euro-denominated debt, partially offset by lower observed foreign exchange and interest rate market volatility. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 28, 2017.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 26, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 26, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended November 26, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
August 28, 2017-October 1, 2017	306	$53.72	306	39,539,317
October 2, 2017-October 29, 2017	2,468	51.76	2,468	39,536,849
October 30, 2017-November 26, 2017	—	—	—	39,536,849
Total	2,774	$51.98	2,774	39,536,849

(a)	The total number of shares purchased includes: (i) shares purchased on the open market; and (ii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.
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

Item 6.	Exhibits.

10.1	Deferred Compensation Plan for Non-Employee Directors.

10.2	2017 Stock Compensation Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 26, 2017, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date December 20, 2017	/s/ Kofi A. Bruce
Kofi A. Bruce
Vice President, Controller
(Principal Accounting Officer and Duly Authorized Officer)