Form 10-Q
period 2018-02-25
GENERAL MILLS INC
filed 2018-03-21
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 25, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Number of shares of Common Stock outstanding as of March 12, 2018: 570,162,724 (excluding 184,450,604 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Nine-Month Period Ended

	Feb. 25, 2018	Feb. 26, 2017	Feb. 25, 2018	Feb. 26, 2017
Net sales	$3,882.3	$3,793.2	$11,850.2	$11,813.2

Cost of sales	2,627.0	2,485.5	7,841.8	7,569.1

Selling, general, and administrative expenses	655.1	687.6	2,045.8	2,107.9

Divestiture loss	-	-	-	13.5

Restructuring, impairment, and other exit costs	7.5	77.6	14.3	165.5

Operating profit	592.7	542.5	1,948.3	1,957.2

Interest, net	89.3	76.4	236.6	225.8

Earnings before income taxes and after-tax earnings from joint ventures	503.4	466.1	1,711.7	1,731.4

Income taxes	(432.5)	107.0	(29.1)	511.0

After-tax earnings from joint ventures	16.6	11.1	64.1	65.1

Net earnings, including earnings attributable to redeemable and noncontrolling interests	952.5	370.2	1,804.9	1,285.5

Net earnings attributable to redeemable and noncontrolling interests	11.1	12.4	28.3	36.9

Net earnings attributable to General Mills	$941.4	$357.8	$1,776.6	$1,248.6

Earnings per share - basic	$1.64	$0.62	$3.10	$2.12

Earnings per share - diluted	$1.62	$0.61	$3.05	$2.08

Dividends per share	$0.49	$0.48	$1.47	$1.44

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Nine-Month Period Ended
	Feb. 25, 2018	Feb. 26, 2017	Feb. 25, 2018	Feb. 26, 2017
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$952.5	$370.2	$1,804.9	$1,285.5

Other comprehensive income (loss), net of tax:

Foreign currency translation	23.5	113.7	43.0	88.4

Other fair value changes:
Securities	0.6	0.5	1.4	0.8
Hedge derivatives	(6.7)	(4.9)	(15.6)	42.4

Reclassification to earnings:
Hedge derivatives	2.8	(8.7)	3.4	(19.3)
Amortization of losses and prior service costs	30.7	29.9	86.4	92.3

Other comprehensive income, net of tax	50.9	130.5	118.6	204.6

Total comprehensive income	1,003.4	500.7	1,923.5	1,490.1

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	40.7	16.4	125.5	(20.3)

Comprehensive income attributable to General Mills	$962.7	$484.3	$1,798.0	$1,510.4

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Feb. 25, 2018	May 28, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$953.1	$766.1
Receivables	1,496.5	1,430.1
Inventories	1,452.5	1,483.6
Prepaid expenses and other current assets	375.0	381.6

Total current assets	4,277.1	4,061.4

Land, buildings, and equipment	3,626.2	3,687.7
Goodwill	8,867.3	8,747.2
Other intangible assets	4,604.1	4,530.4
Other assets	865.9	785.9

Total assets	$22,240.6	$21,812.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,505.7	$2,119.8
Current portion of long-term debt	1,250.5	604.7
Notes payable	1,210.8	1,234.1
Other current liabilities	1,242.6	1,372.2

Total current liabilities	6,209.6	5,330.8

Long-term debt	7,163.6	7,642.9
Deferred income taxes	1,233.9	1,719.4
Other liabilities	1,481.3	1,523.1

Total liabilities	16,088.4	16,216.2

Redeemable interest	817.5	910.9

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,235.0	1,120.9
Retained earnings	14,398.4	13,138.9
Common stock in treasury, at cost, shares of 184.5 and 177.7	(8,190.8)	(7,762.9)
Accumulated other comprehensive loss	(2,552.5)	(2,244.5)

Total stockholders’ equity	4,965.6	4,327.9

Noncontrolling interests	369.1	357.6

Total equity	5,334.7	4,685.5

Total liabilities and equity	$22,240.6	$21,812.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury

	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 29, 2016	754.6	$75.5	$1,177.0	(157.8)	$(6,326.6)	$12,616.5	$(2,612.2)	$376.9	$5,307.1	$845.6

Total comprehensive income						1,657.5	367.7	13.8	2,039.0	17.2

Cash dividends declared ($1.92 per share)						(1,135.1)			(1,135.1)

Shares purchased				(25.4)	(1,651.5)				(1,651.5)

Stock compensation plans (includes income tax benefits of $64.1)			3.6	5.5	215.2				218.8

Unearned compensation related to restricted stock unit awards			(78.5)						(78.5)

Earned compensation			94.9						94.9

Increase in redemption value of redeemable interest			(75.9)						(75.9)	75.9

Acquisition of interest in subsidiary			(0.2)					0.1	(0.1)

Distributions to noncontrolling and redeemable interest holders								(33.2)	(33.2)	(27.8)

Balance as of May 28, 2017	754.6	75.5	1,120.9	(177.7)	(7,762.9)	13,138.9	(2,244.5)	357.6	4,685.5	910.9

Total comprehensive income						1,776.6	21.4	41.2	1,839.2	84.3

Cash dividends declared ($1.47 per share)						(846.5)			(846.5)

Shares purchased				(10.9)	(601.2)				(601.2)

Stock compensation plans (includes income tax benefits of $26.8)			(49.1)	4.1	173.3				124.2

Unearned compensation related to restricted stock unit awards			(58.2)						(58.2)

Earned compensation			62.3						62.3

Decrease in redemption value of redeemable interest			159.1						159.1	(159.1)

Distributions to noncontrolling and redeemable interest holders								(29.7)	(29.7)	(18.6)

Reclassification of certain income tax effects						329.4	(329.4)

Balance as of Feb. 25, 2018	754.6	$75.5	$1,235.0	(184.5)	$(8,190.8)	$14,398.4	$(2,552.5)	$369.1	$5,334.7	$817.5

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Nine-Month Period Ended
	Feb. 25, 2018	Feb. 26, 2017
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,804.9	$1,285.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	434.7	448.3
After-tax earnings from joint ventures	(64.1)	(65.1)
Distributions of earnings from joint ventures	60.6	43.7
Stock-based compensation	62.8	76.4
Deferred income taxes	(489.1)	140.1
Pension and other postretirement benefit plan contributions	(20.3)	(34.0)
Pension and other postretirement benefit plan costs	3.5	26.9
Divestiture loss	-	13.5
Restructuring, impairment, and other exit costs	(12.3)	141.1
Changes in current assets and liabilities	394.9	(368.8)
Other, net	(40.3)	(48.6)

Net cash provided by operating activities	2,135.3	1,659.0

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(397.9)	(475.2)
Investments in affiliates, net	(15.2)	4.8
Proceeds from disposal of land, buildings, and equipment	0.9	1.2
Proceeds from divestiture	-	17.5
Exchangeable note	-	13.0
Other, net	(12.7)	14.7

Net cash used by investing activities	(424.9)	(424.0)

Cash Flows - Financing Activities
Change in notes payable	(37.3)	1,681.3
Issuance of long-term debt	500.0	750.0
Payment of long-term debt	(600.0)	(1,003.0)
Proceeds from common stock issued on exercised options	91.4	90.5
Purchases of common stock for treasury	(601.2)	(1,650.9)
Dividends paid	(846.5)	(856.3)
Distributions to noncontrolling and redeemable interest holders	(48.3)	(59.5)
Other, net	(27.8)	(35.2)

Net cash used by financing activities	(1,569.7)	(1,083.1)

Effect of exchange rate changes on cash and cash equivalents	46.3	(16.5)

Increase in cash and cash equivalents	187.0	135.4
Cash and cash equivalents - beginning of year	766.1	763.7

Cash and cash equivalents - end of period	$953.1	$899.1

Cash Flow from changes in current assets and liabilities:
Receivables	$(25.5)	$(75.1)
Inventories	56.6	(42.1)
Prepaid expenses and other current assets	13.3	53.3
Accounts payable	413.0	(100.4)
Other current liabilities	(62.5)	(204.5)

Changes in current assets and liabilities	$394.9	$(368.8)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended February 25, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2018.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K with the exception of the new accounting requirements adopted in the first quarter of fiscal 2018 for stock-based payments and goodwill impairment testing and new accounting requirements adopted in the third quarter of fiscal 2018 for the reclassification of certain income tax effects from accumulated other comprehensive income to retained earnings. See Note 15 and Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information. Certain terms used throughout this report are defined in the “Glossary” section below.

In the nine-month period ended February 25, 2018, we recorded an adjustment related to a prior year which increased income tax expense and total liabilities by $40.5 million in our Consolidated Financial Statements. We determined the adjustment to be immaterial to our estimated Consolidated Statements of Earnings for the fiscal year ended May 27, 2018.

(2) Acquisition and Divestiture

During the third quarter of fiscal 2018, we entered into a definitive agreement and plan of merger with Blue Buffalo Pet Products, Inc. (“Blue Buffalo”), a publicly held pet food company, pursuant to which a subsidiary of General Mills will merge into Blue Buffalo, with Blue Buffalo surviving the merger as a wholly owned subsidiary of General Mills. Equity holders of Blue Buffalo will receive $40.00 per share in cash, representing an enterprise value of approximately $8.0 billion in addition to the assumption of approximately $394 million of outstanding debt which will be repaid upon transaction close. We expect to finance the transaction with a combination of debt, cash on hand and approximately $1.0 billion in equity. The transaction, which has been approved by the Boards of Directors of General Mills and Blue Buffalo, is subject to regulatory approvals and other customary closing conditions, and is expected to close by the end of fiscal 2018. Invus, LP and founding Bishop family shareholders, representing more than 50 percent of Blue Buffalo’s outstanding shares, have delivered written consents approving the transaction and no other approval of Blue Buffalo’s Board of Directors or shareholders is required to complete the transaction. We expect to report the consolidated results of Blue Buffalo as a segment in future periods.

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

(3) Restructuring Initiatives

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges related to these activities were as follows:

	Quarter Ended					Quarter Ended
	Feb. 25, 2018					Feb. 26, 2017

In Millions	Severance	Asset Write-offs	Accelerated Depreciation	Other	Total	Severance	Asset Write-offs	Accelerated Depreciation	Other	Total

Global reorganization	$-	$-	$-	$-	$-	$67.4	$-	$-	$5.7	$73.1

Closure of Melbourne, Australia plant	-	-	0.1	3.0	3.1	-	-	5.6	0.1	5.7

Restructuring of certain international product lines	-	-	-	-	-	0.6	1.6	-	0.1	2.3

Closure of Vineland, New Jersey plant	-	-	-	0.2	0.2	-	0.4	7.1	0.2	7.7

Project Compass	-	-	-	-	-	(1.4)	-	-	-	(1.4)

Project Century	-	0.7	-	2.9	3.6	0.2	1.7	3.4	1.8	7.1

Combination of certain operational facilities	0.7	-	-	-	0.7	(0.5)	-	-	-	(0.5)

Total	$0.7	$0.7	$0.1	$6.1	$7.6	$66.3	$3.7	$16.1	$7.9	$94.0

	Nine-Month Period Ended					Nine-Month Period Ended
	Feb. 25, 2018					Feb. 26, 2017

In Millions	Severance	Asset Write-offs	Accelerated Depreciation	Other	Total	Severance	Asset Write-offs	Accelerated Depreciation	Other	Total

Global reorganization	$0.6	$0.6	$-	$0.2	$1.4	$67.4	$-	$-	$5.7	$73.1

Closure of Melbourne, Australia plant	0.6	-	2.2	5.2	8.0	11.3	-	6.3	0.1	17.7

Restructuring of certain international product lines	-	-	-	-	-	7.0	37.4	(0.3)	1.5	45.6

Closure of Vineland, New Jersey plant	(2.2)	8.9	10.6	(5.0)	12.3	12.3	5.4	16.1	1.8	35.6

Project Compass	(0.2)	-	-	-	(0.2)	(1.4)	-	0.2	0.8	(0.4)

Project Century	0.1	6.4	-	(1.4)	5.1	0.7	9.8	18.0	8.7	37.2

Combination of certain operational facilities	0.7	-	-	-	0.7	(0.5)	-	-	-	(0.5)

Total	$(0.4)	$15.9	$12.8	$(1.0)	$27.3	$96.8	$52.6	$40.3	$18.6	$208.3

In the third quarter of fiscal 2017, we approved restructuring actions designed to better align our organizational structure with our strategic initiatives. This action will affect approximately 600 positions and we expect to incur approximately $76 million of net expenses relating to these actions, all of which will be cash. We have recorded $1.4 million of restructuring charges in the nine-month period ended February 25, 2018 relating to these actions. We recorded $73.1 million of restructuring charges in the third quarter of fiscal 2017. We expect these actions to be completed by the end of fiscal 2018.

In the second quarter of fiscal 2017, we notified the employees and their representatives of our decision to close our pasta manufacturing facility in Melbourne, Australia in our Europe & Australia segment to improve our margin structure. This action will affect approximately 350 positions, and we expect to incur approximately $34 million of net expenses relating to this action, of which approximately $3 million will be cash. We recorded $3.1 million of restructuring charges in the third quarter of fiscal 2018 and $8.0 million in the nine-month period ended February 25, 2018 relating to this action. We recorded $5.7 million of restructuring charges in the third quarter of fiscal 2017 and $17.7 million in the nine-month period ended February 26, 2017. We expect this action to be completed by the end of fiscal 2019.

In the first quarter of fiscal 2017, we announced a plan to restructure certain product lines in our Asia & Latin America segment. To eliminate excess capacity, we closed our snacks manufacturing facility in Marília, Brazil and ceased production operations for meals and snacks at our facility in São Bernardo do Campo, Brazil. We also ceased production of certain underperforming snack products at our facility in Nanjing, China. These and other actions affected approximately 420 positions in our Brazilian operations and approximately 440 positions in our greater China operations. We expect to incur approximately $42 million of net expenses related to these actions, of which approximately $6 million will be cash. There have been no restructuring charges in fiscal 2018 relating to these actions. We recorded $2.3 million of restructuring charges in the third quarter of fiscal 2017 and $45.6 million in the nine-month period ended February 26, 2017. We expect these actions to be completed by the end of fiscal 2019.

In the first quarter of fiscal 2017, we approved a plan to close our Vineland, New Jersey facility to eliminate excess soup capacity in our North America Retail segment. This action affected 380 positions, and we expect to incur approximately $54 million of net expenses relating to this action, of which approximately $11 million will be cash. We recorded $0.2 million of restructuring charges in the third quarter of fiscal 2018 and $12.3 million in the nine-month period ended February 25, 2018. We recorded $7.7 million of restructuring charges in the third quarter of fiscal 2017 and $35.6 million in the nine-month period ended February 26, 2017. We expect this action to be completed by the end of fiscal 2018.

During the nine-month period ended February 25, 2018, we paid $39.6 million in cash relating to restructuring initiatives and $67.1 million in the nine-month period ended February 26, 2017.

In addition to restructuring charges, we recorded $3 million of project-related costs in cost of sales in the third quarter of fiscal 2018 and $8.4 million in the nine-month period ended February 25, 2018. We paid $8.0 million in cash in the nine-month period ended February 25, 2018 for project-related costs and $40.2 million in the nine-month period ended February 26, 2017.

Restructuring charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 25, 2018	Feb. 26, 2017	Feb. 25, 2018	Feb. 26, 2017
Cost of sales	$0.1	$16.4	$13.0	$42.8
Restructuring, impairment, and other exit costs	7.5	77.6	14.3	165.5

Total restructuring charges	7.6	94.0	27.3	208.3

Project-related costs classified in cost of sales	$3.0	$11.5	$8.4	$36.4

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 28, 2017	$81.8	$0.7	$2.5	$85.0
Fiscal 2018 charges, including foreign currency translation	(1.8)	0.2	(1.1)	(2.7)
Utilized in fiscal 2018	(43.0)	(0.8)	(0.9)	(44.7)

Reserve balance as of Feb. 25, 2018	$37.0	$0.1	$0.5	$37.6

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Feb. 25, 2018	May 28, 2017
Goodwill	$8,867.3	$8,747.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	4,222.2	4,161.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	570.0	524.8
Less accumulated amortization	(188.1)	(155.5)
Intangible assets subject to amortization, net	381.9	369.3
Other intangible assets	4,604.1	4,530.4
Total	$13,471.4	$13,277.6

Based on the carrying value of finite-lived intangible assets as of February 25, 2018, annual amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

The changes in the carrying amount of goodwill during fiscal 2018 were as follows:

In Millions	North America Retail	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 28, 2017	$6,406.5	$918.8	$700.8	$312.4	$408.7	$8,747.2
Other activity, primarily foreign currency translation	7.3	-	68.4	3.8	40.6	120.1
Balance as of Feb. 25, 2018	$6,413.8	$918.8	$769.2	$316.2	$449.3	$8,867.3

The changes in the carrying amount of other intangible assets during fiscal 2018 were as follows:

In Millions	Total
Balance as of May 28, 2017	$4,530.4
Other activity, primarily foreign currency translation	73.7
Balance as of Feb. 25, 2018	$4,604.1

Our annual goodwill and indefinite-lived intangible assets impairment test was performed on the first day of the second quarter of fiscal 2018, and we determined there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Yoki and Progresso brand intangible assets and the Latin America reporting unit.

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

(5) Inventories

The components of inventories were as follows:

In Millions	Feb. 25, 2018	May 28, 2017
Raw materials and packaging	$392.3	$395.4
Finished goods	1,169.8	1,224.3
Grain	101.6	73.0
Excess of FIFO over LIFO cost	(211.2)	(209.1)
Total	$1,452.5	$1,483.6

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

Unallocated corporate items for the quarters and nine-month periods ended February 25, 2018 and February 26, 2017 included:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 25, 2018	Feb. 26, 2017	Feb. 25, 2018	Feb. 26, 2017
Net gain (loss) on mark-to-market valuation of certain commodity positions	$0.3	$-	$(8.1)	$(15.9)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	4.6	4.0	10.7	27.7
Net mark-to-market revaluation of certain grain inventories	(7.7)	4.2	0.9	8.9
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(2.8)	$8.2	$3.5	$20.7

As of February 25, 2018, the net notional value of commodity derivatives was $377.9 million, of which $106.1 million related to energy inputs and $271.8 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

In advance of planned debt financing related to the planned acquisition of Blue Buffalo, in fiscal 2018, we entered into $3,500.0 million of treasury locks due April 19, 2018, with an average fixed rate of 2.9 percent, of which $2,300.0 million were entered into in the third quarter of fiscal 2018. As of February 25, 2018, the net fair value of the treasury locks was a liability of less than $1 million.

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

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of February 25, 2018, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 25, 2018, $927.0 million of our total accounts payable were payable to suppliers who utilize these third party services.

(7) Debt

The components of notes payable were as follows:

In Millions	Feb. 25, 2018	May 28, 2017
U.S. commercial paper	$885.2	$954.7
Financial institutions	325.6	279.4
Total	$1,210.8	$1,234.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

In February 2018, we entered into a fee-paid commitment letter with certain lenders, pursuant to which such lenders have committed to provide a 364-day senior unsecured bridge term loan credit facility (the “Bridge Facility”) in an aggregate principal amount of up to $8.5 billion to provide the financing for the planned acquisition of Blue Buffalo. To the extent we obtain funding for the acquisition by issuing debt or equity securities, the availability of the Bridge Facility will be correspondingly reduced. The funding of the Bridge Facility is contingent on the satisfaction of certain customary conditions set forth in the commitment letter.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 25, 2018:

In Billions	Facility Amount	Borrowed Amount

Credit facility expiring:
February 2019	$8.5	$-
May 2022	2.7	-
June 2019	0.2	0.2

Total committed credit facilities	11.4	0.2
Uncommitted credit facilities	0.5	0.2

Total committed and uncommitted credit facilities	$11.9	$0.4

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of February 25, 2018.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $8,512.6 million and $8,414.1 million, respectively, as of February 25, 2018. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In February 2018, we paid $113.8 million to repurchase $100.0 million of our previously issued 6.39% medium term notes due 2023. We recorded the $13.8 million premium paid in the repurchase as interest expense.

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

Certain of our long-term debt agreements contain restrictive covenants. As of February 25, 2018, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of February 25, 2018, the redemption value of the euro-denominated redeemable interest was $817.5 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $172.7 million for the nine-month period ended February 25, 2018 and $134.6 million for the nine-month period ended February 26, 2017.

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

Our noncontrolling interests contain restrictive covenants. As of February 25, 2018, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Feb. 25, 2018					Feb. 26, 2017
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest

In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$941.4	$2.8	$8.3			$357.8	$2.9	$9.5

Other comprehensive income (loss):
Foreign currency translation	$(6.9)	$-	(6.9)	10.3	20.1	$109.0	$-	109.0	(0.5)	5.2
Other fair value changes:
Securities	0.8	(0.2)	0.6	-	-	0.7	(0.2)	0.5	-	-
Hedge derivatives	(7.2)	1.2	(6.0)	-	(0.7)	(6.2)	1.3	(4.9)	-	-
Reclassification to earnings:
Hedge derivatives (a)	3.9	(1.0)	2.9	-	(0.1)	(9.8)	1.8	(8.0)	-	(0.7)
Amortization of losses and prior service costs (b)	45.1	(14.4)	30.7	-	-	48.0	(18.1)	29.9	-	-

Other comprehensive income (loss)	$35.7	$(14.4)	21.3	10.3	19.3	$141.7	$ (15.2)	126.5	(0.5)	4.5

Total comprehensive income			$962.7	$13.1	$27.6			$484.3	$2.4	$14.0

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Nine-Month Period Ended					Nine-Month Period Ended
	Feb. 25, 2018					Feb. 26, 2017
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest

In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,776.6	$8.8	$19.5			$1,248.6	$10.7	$26.2

Other comprehensive income (loss):
Foreign currency translation	$ (55.5)	$-	(55.5)	32.4	66.1	$146.0	$-	146.0	(15.7)	(41.9)
Other fair value changes:
Securities	2.1	(0.7)	1.4	-	-	1.2	(0.4)	0.8	-	-
Hedge derivatives	(19.4)	3.9	(15.5)	-	(0.1)	52.5	(12.8)	39.7	-	2.7
Reclassification to earnings:
Hedge derivatives (a)	7.2	(2.6)	4.6	-	(1.2)	(18.4)	1.4	(17.0)	-	(2.3)
Amortization of losses and prior service costs (b)	132.7	(46.3)	86.4	-	-	148.8	(56.5)	92.3	-	-
Other comprehensive income (loss)	$67.1	$ (45.7)	21.4	32.4	64.8	$330.1	$ (68.3)	261.8	(15.7)	(41.5)
Total comprehensive income (loss)			$1,798.0	$ 41.2	$84.3			$1,510.4	$(5.0)	$ (15.3)

(a)	(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Feb. 25, 2018	May 28, 2017
Foreign currency translation adjustments	$(680.2)	$(624.7)
Unrealized gain (loss) from:
Securities	7.3	4.6
Hedge derivatives	(11.0)	1.5
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,886.8)	(1,645.4)
Prior service costs	18.2	19.5

Accumulated other comprehensive loss	$(2,552.5)	$(2,244.5)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, restricted stock units, and performance awards, may be granted to employees and non-employee directors. These programs and related accounting are described in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017, and Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 25, 2018	Feb. 26, 2017	Feb. 25, 2018	Feb. 26, 2017
Compensation expense related to stock-based payments	$14.5	$20.1	$63.4	$77.7

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2017 and fiscal 2018.

As of February 25, 2018, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $110.9 million. This expense will be recognized over 23 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month Period Ended
In Millions	Feb. 25, 2018	Feb. 26, 2017
Net cash proceeds	$91.4	$90.5
Intrinsic value of options exercised	$79.9	$153.1

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended
	Feb. 25, 2018	Feb. 26, 2017
Estimated fair values of stock options granted	$6.18	$8.80
Assumptions:
Risk-free interest rate	2.2%	1.7%
Expected term	8.2 years	8.5 years
Expected volatility	15.8%	17.8%
Dividend yield	3.6%	2.9%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 28, 2017	29,834.4	$40.47
Granted	2,816.7	55.52
Exercised	(3,207.2)	31.43
Forfeited or expired	(146.8)	58.69
Outstanding as of Feb. 25, 2018	29,297.1	$42.82	4.36	$343.4
Exercisable as of Feb. 25, 2018	20,297.2	$36.08	2.74	$343.4

Information on restricted stock and performance share unit activity follows:

	Equity Classified		Liability Classified

	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 28, 2017	4,491.2	$56.08	123.3	$56.93
Granted	1,473.6	55.37	42.9	55.49
Vested	(1,738.9)	50.53	(36.2)	49.42
Forfeited	(415.9)	62.63	(9.4)	58.91
Non-vested as of Feb. 25, 2018	3,810.0	$57.62	120.6	$58.31

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Nine-Month Period Ended
In Millions	Feb. 25, 2018	Feb. 26, 2017
Total grant date fair value	$89.7	$71.2

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Nine-Month Period Ended
In Millions, Except per Share Data	Feb. 25, 2018	Feb. 26, 2017	Feb. 25, 2018	Feb. 26, 2017
Net earnings attributable to General Mills	$941.4	$357.8	$1,776.6	$1,248.6

Average number of common shares - basic EPS	572.5	580.7	573.4	589.8
Incremental share effect from: (a)
Stock options	7.9	7.8	7.7	8.5
Restricted stock, restricted stock units, and other	2.3	2.9	2.1	2.8
Average number of common shares - diluted EPS	582.7	591.4	583.2	601.1

Earnings per share - basic	$1.64	$0.62	$3.10	$2.12
Earnings per share - diluted	$1.62	$0.61	$3.05	$2.08

(a)

Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 25, 2018	Feb. 26, 2017	Feb. 25, 2018	Feb. 26, 2017
Anti-dilutive stock options, restricted stock units, and performance share units	5.2	2.4	6.8	2.2

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended		Nine-Month Period Ended

In Millions	Feb. 25, 2018	Feb. 26, 2017	Feb. 25, 2018	Feb. 26, 2017
Shares of common stock	-	4.9	10.9	25.4
Aggregate purchase price	$0.7	$301.0	$601.2	$1,650.9

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Nine-Month Period Ended
In Millions	Feb. 25, 2018	Feb. 26, 2017
Net cash interest payments	$237.9	$263.8
Net income tax payments	$424.3	$394.3

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

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 25, 2018	Feb. 26, 2017	Feb. 25, 2018	Feb. 26, 2017	Feb. 25, 2018	Feb. 26, 2017

Service cost	$25.7	$29.9	$2.9	$3.2	$2.1	$2.2
Interest cost	54.5	54.1	7.6	8.2	0.6	0.7
Expected return on plan assets	(120.1)	(121.6)	(13.0)	(12.1)	-	-
Amortization of losses	44.6	47.2	0.2	0.6	0.2	0.4
Amortization of prior service costs (credits)	0.4	0.6	(1.3)	(1.5)	0.2	0.2
Other adjustments	-	-	-	-	0.4	3.4

Net expense (income)	$5.1	$10.2	$(3.6)	$(1.6)	$3.5	$6.9

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 25, 2018	Feb. 26, 2017	Feb. 25, 2018	Feb. 26, 2017	Feb. 25, 2018	Feb. 26, 2017

Service cost	$77.1	$89.9	$8.7	$9.4	$6.4	$6.6
Interest cost	163.4	162.4	22.8	24.2	1.7	2.1
Expected return on plan assets	(360.1)	(365.1)	(39.1)	(36.3)	-	-
Amortization of losses	132.8	142.2	0.6	1.9	0.6	1.3
Amortization of prior service costs (credits)	1.4	1.8	(4.0)	(4.1)	0.5	0.5
Other adjustments	-	2.1	-	1.3	7.2	10.2
Settlement or curtailment losses	-	4.4	-	0.7	-	-

Net expense (income)	$14.6	$37.7	$(11.0)	$(2.9)	$16.4	$20.7

(15) Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA results in significant revisions to the U.S. corporate income tax system, including a reduction in the U.S. corporate income tax rate, implementation of a territorial system and a one-time deemed repatriation tax on untaxed foreign earnings. The TCJA also results in a U.S. federal statutory blended rate of 29.4 percent for fiscal 2018. Generally, the impacts of the new legislation would be required to be recorded in the period of enactment which for us is the third quarter of fiscal 2018. However, Accounting Standards Update 2018-05: Income Taxes (Topic 740) (ASU 2018-05) was issued with guidance allowing for the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA.

As of February 25, 2018, we have not completed our accounting for the tax effects of the TCJA. During the third quarter of fiscal 2018, we recorded a provisional net benefit using reasonable estimates for those tax effects based on analysis and information available to date. The provisional net benefit is subject to revisions as we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, Financial Accounting Standards Board, and other standard setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the TCJA will be completed during the measurement period of up to one year from the enactment date.

During the third quarter of fiscal year 2018, we recorded an estimated net discrete benefit of $503.8 million. This net benefit consists primarily of a $617.8 million provisional deferred tax benefit from revaluing our net U.S. deferred tax liabilities to reflect the new U.S. corporate tax rate, partially offset by an $83.9 million provisional charge for the estimated transition tax and an additional $30.1 million provisional deferred tax liability related to changes in our assertion that we will reinvest unremitted foreign earnings indefinitely.

Our estimate of the deferred tax benefit due to the revaluation of our net U.S. deferred tax liabilities is a provisional amount under the guidance in ASU 2018-05. Due to the newly enacted U.S. tax rate change, timing differences that are estimated balances as of the date of enactment will result in changes to our estimate of the deferred rate change when those estimates are finalized with the filing of our fiscal 2018 income tax return. This is a result of the different federal income tax rates of 29.4 percent and 21.0 percent for fiscal 2018 and fiscal 2019, respectively. Since many of the deferred tax balances in the period of enactment include estimates of events that have not yet occurred, we are unable to determine the final impact of the tax rate change at this time.

As a result of the TCJA, we are re-evaluating our assertion regarding the indefinite reinvestment of foreign earnings for most legal entities owned directly by our U.S. subsidiaries, and as such, we may need to accrue additional deferred taxes related to any changes in our assertion. As of the end of the third quarter of fiscal 2018, we have recorded a provisional estimate for local country withholding taxes related to certain entities from which we expect to repatriate undistributed earnings. However, we do not have the necessary information gathered, prepared and analyzed to make a reasonable estimate of the deferred taxes related to the rest of our foreign subsidiaries where we may change our indefinite reinvestment assertion. We will gather the information necessary for those subsidiaries and record any new deferred taxes in future periods once the analysis is complete.

In general, the transition tax is a result of the deemed repatriation imposed by the new legislation that results in the taxation of our accumulated foreign earnings and profits (E&P) at a 15.5 percent rate on liquid assets (i.e. cash and other specified assets) and 8 percent on the remaining unremitted foreign E&P, both net of foreign tax credits. At this time, we have not yet gathered, prepared and analyzed the information necessary to complete the complex calculations required to finalize the amount of our transition tax. We believe that our provisional calculations result in a reasonable estimate of the transition tax and related foreign tax credit, and as such have included those amounts in our provisional estimate in the third quarter of fiscal 2018. As we complete the analysis of accumulated foreign E&P and related foreign taxes paid on an entity by entity basis and finalize the amounts held in cash or other specified assets, we will update our provisional estimate of the transition tax and related foreign tax credit in a future period.

The legislation also includes provisions that will affect our fiscal 2019 results, including but not limited to, a reduction in the U.S. corporate tax rate on domestic operations; the creation of a new minimum tax called the base erosion anti-abuse tax; a new provision that taxes U.S. allocated expenses as well as currently taxes certain income from foreign operations (Global Intangible Low Tax Income or GILTI); a new limitation on deductible interest expense; the repeal of the domestic manufacturing deduction; and limitations on the deductibility of certain executive compensation.

While the new legislation generally eliminates U.S. federal income tax on dividends from foreign subsidiaries going forward, certain income earned by certain subsidiaries must be included currently in our U.S. taxable income under the new GILTI inclusion rules. Because of the complexity of the new GILTI rules, we are evaluating this provision and the application of U.S. GAAP. Under U.S. GAAP, we are allowed to make an accounting policy election and record the taxes as a period cost as incurred or factor such amounts into the measurement of deferred taxes. We have not yet computed a reasonable estimate of the effect of this provision and therefore, have not made a policy decision regarding this item.

In addition, in the third quarter of fiscal 2018, we adopted new accounting requirements that provide the option to reclassify stranded income tax effects resulting from TCJA from AOCI to retained earnings. We elected to reclassify the stranded income tax effects of the TCJA of $329.4 million from AOCI to retained earnings. This reclassification consists of deferred taxes originally recorded in AOCI that exceed the newly enacted federal corporate tax rate. The new accounting requirements allow for adjustments to reclassification amounts in subsequent periods as a result of changes to the provisional amounts recorded.

(16) Business Segment Information

We operate in the consumer foods industry. We have four operating segments by type of customer and geographic region as follows: North America Retail; Convenience Stores & Foodservice; Europe & Australia; and Asia & Latin America.

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

Our major product categories in our Convenience Stores & Foodservice operating segment are ready-to-eat cereals, snacks, refrigerated yogurt, frozen meals, unbaked and fully baked frozen dough products, and baking mixes. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries in the United States.

Our Europe & Australia operating segment reflects retail and foodservice businesses in the greater Europe and Australia regions. Our product categories include refrigerated yogurt, meal kits, super-premium ice cream, refrigerated and frozen dough products, shelf stable vegetables, grain snacks, and dessert and baking mixes. We also sell super-premium ice cream directly to consumers through owned retail shops. Revenues from franchise fees are reported in the region or country where the end customer is located.

Our Asia & Latin America operating segment consists of retail and foodservice businesses in the greater Asia and South America regions. Our product categories include super-premium ice cream and frozen desserts, refrigerated and frozen dough products, dessert and baking mixes, meal kits, salty and grain snacks, wellness beverages, and refrigerated yogurt. We also sell super-premium ice cream and frozen desserts directly to consumers through owned retail shops. Our Asia & Latin America segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities are reported in the region or country where the end customer is located.

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

Our operating segment results were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 25, 2018	Feb. 26, 2017	Feb. 25, 2018	Feb. 26, 2017

Net sales:
North America Retail	$2,517.4	$2,499.0	$7,727.4	$7,804.8
Convenience Stores & Foodservice	460.3	448.5	1,419.6	1,382.3
Europe & Australia	469.8	424.5	1,428.4	1,338.0
Asia & Latin America	434.8	421.2	1,274.8	1,288.1

Total	$3,882.3	$3,793.2	$11,850.2	$11,813.2

Operating profit:
North America Retail	$518.3	$516.7	$1,674.4	$1,795.9
Convenience Stores & Foodservice	84.3	93.6	275.6	295.4
Europe & Australia	27.3	42.0	84.8	127.2
Asia & Latin America	(2.1)	10.0	30.1	61.3

Total segment operating profit	627.8	662.3	2,064.9	2,279.8
Unallocated corporate items	27.6	42.2	102.3	143.6
Divestiture loss	-	-	-	13.5
Restructuring, impairment, and other exit costs	7.5	77.6	14.3	165.5

Operating profit	$592.7	$542.5	$1,948.3	$1,957.2

(17) New Accounting Pronouncements

In the first quarter of fiscal 2018, we adopted new requirements for the accounting and presentation of stock-based payments. The adoption of this guidance resulted in the prospective recognition of realized windfall and shortfall tax benefits related to the exercise or vesting of stock-based awards in our Consolidated Statements of Earnings instead of additional paid-in capital within our Consolidated Balance Sheets. We recognized a windfall tax benefit in income tax expense in our Consolidated Statements of Earnings of $6.6 million in the third quarter of fiscal 2018 and $26.8 million in the nine-month period ended February 25, 2018. We retrospectively adopted the guidance related to reclassification of realized windfall tax benefits in our Consolidated Statements of Cash Flows. This resulted in reclassifications of $26.8 million and $65.1 million of cash provided by financing activities to operating activities for the nine-month periods ended February 25, 2018 and February 26, 2017, respectively. Additionally, we retrospectively adopted the guidance related to reclassification of employee tax withholdings in our Consolidated Statements of Cash Flows. This resulted in reclassifications of $21.4 million and $35.2 million of cash used by operating activities to financing activities for the nine-month periods ended February 25, 2018 and February 26, 2017, respectively. Stock-based compensation expense continues to reflect estimated forfeitures.

In the first quarter of fiscal 2018, we adopted new accounting requirements which permit reporting entities to measure a goodwill impairment loss by the amount by which a reporting unit’s carrying value exceeds the reporting unit’s fair value. Previously, goodwill impairment losses were required to be measured by determining the implied fair value of goodwill. Our annual goodwill impairment test was performed as of the first day of the second quarter of fiscal 2018, and the adoption of this guidance did not impact our results of operations or financial position.

(18) Subsequent Event

Subsequent to the end of the third quarter fiscal 2018, we approved global cost savings initiatives designed to reduce administrative costs and align resources behind high growth priorities. In the fourth quarter of fiscal 2018, we expect to record total charges of approximately $40 to $60 million, primarily reflecting employee termination benefits, all of which will be cash. The majority of these actions will be completed by the end of fiscal 2018 with the remainder completed in fiscal 2019 subject to consultation as locally required.

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

CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter Results

In the third quarter of fiscal 2018, net sales increased 2 percent compared to the same period last year, driven by favorable foreign currency exchange and favorable net price realization and mix. Increased contributions from volume growth in the North America Retail and Convenience Stores & Foodservice segments were offset by lower contributions from volume growth in the Europe & Australia and Asia & Latin America segments. In the third quarter, increased sales from innovation and merchandising contributed to organic net sales growth of 1 percent and market share gains in the majority of our key global platforms. Operating profit margin of 15.3 percent was up 100 basis points from year-ago levels primarily driven by a decrease in restructuring expenses, partially offset by lower segment operating profit results. Adjusted operating profit margin decreased 120 basis points to 15.7 percent, primarily driven by higher input costs, partially offset by improved price realization and mix and lower media and advertising expense. Diluted earnings per share of $1.62 increased 166 percent compared to the third quarter of fiscal 2017 and adjusted diluted earnings per share of $0.79, which excludes certain items affecting comparability, on a constant-currency basis increased 8 percent compared to the third quarter last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the third quarter of fiscal 2018 follows:

Quarter Ended Feb. 25, 2018	In millions, except per share	Quarter Ended Feb. 25, 2018 vs. Feb. 26, 2017	Percent of Net Sales	Constant- Currency Growth (a)

Net sales	$3,882.3	2%
Operating profit	592.7	9%	15.3%
Net earnings attributable to General Mills	941.4	163%
Diluted earnings per share	$1.62	166%

Organic net sales growth rate (a)		1%
Total segment operating profit (a)	627.8	(5)%		(6)%
Adjusted operating profit margin (a)			15.7%
Diluted earnings per share, excluding certain items affecting comparability (a)	$0.79	10%		8%

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Quarter Ended

	Feb. 25, 2018	Feb. 25, 2018 vs Feb. 26, 2017		Feb. 26, 2017

Net sales (in millions)	$3,882.3	2%		$3,793.2
Contributions from volume growth (a)		(1	)pt
Net price realization and mix		1	pt
Foreign currency exchange		2	pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 2 percent increase in net sales in the third quarter of fiscal 2018 was primarily driven by favorable foreign currency exchange and favorable net price realization and mix. All four segments contributed to the increase in net sales in the third quarter of fiscal 2018 compared to the same period last year.

Organic net sales increased 1 percent in the third quarter of fiscal 2018 primarily driven by favorable organic net price realization and mix. To improve comparability of results from period to period, organic net sales exclude the impacts of foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week of results, when applicable.

Components of organic net sales growth are shown in the following table:

Quarter Ended Feb. 25, 2018 vs.
Quarter Ended Feb. 26, 2017
Contributions from organic volume growth (a)	Flat
Organic net price realization and mix	1 pt

Organic net sales growth	1 pt
Foreign currency exchange	2 pts
Acquisitions and divestitures	(1)pt

Net sales growth	2 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $142 million from the third quarter of fiscal 2017 to $2,627 million. The increase included a $180 million increase attributable to product rate and mix partially offset by a $24 million decrease attributable to lower volume. We recorded a $3 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2018 compared to a net decrease of $8 million in the third quarter of fiscal 2017. We recorded immaterial restructuring charges in cost of sales in the third quarter of fiscal 2018 compared to $16 million in the same period last year. We also recorded $3 million of restructuring initiative project-related costs in the third quarter of fiscal 2018 compared to $12 million in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Selling, general, and administrative (SG&A) expenses decreased $32 million to $655 million in the third quarter of fiscal 2018 compared to the same period in fiscal 2017. The decrease in SG&A expenses primarily reflects a 22 percentage point decrease in media and advertising expense and savings from cost management initiatives. In addition, we recorded $4 million of transaction costs related to our planned acquisition of Blue Buffalo Pet Products, Inc., (“Blue Buffalo”). SG&A expenses as a percent of net sales in the third quarter of fiscal 2018 decreased 120 basis points compared with the third quarter of fiscal 2017.

Restructuring, impairment, and other exit costs totaled $8 million in the third quarter of fiscal 2018 compared to $78 million in the same period last year.

Total charges associated with our current restructuring initiatives were as follows:

	Quarter Ended
In Millions	Feb. 25, 2018		Feb. 26, 2017
	Charge	Cash	Charge	Cash
Global reorganization	$-	$6.2	$73.1	$9.2
Closure of Melbourne, Australia plant	3.1	3.2	5.7	0.1
Restructuring of certain international product lines	-	-	2.3	0.2
Closure of Vineland, New Jersey plant	0.2	1.2	7.7	0.3
Project Compass	-	(0.1)	(1.4)	3.4
Project Century	3.6	1.2	7.1	8.9
Project Catalyst	-	-	-	0.6
Combination of certain operational facilities	0.7	0.8	(0.5)	1.1

Total restructuring charges (a)	7.6	12.5	94.0	23.8
Project-related costs	3.0	3.0	11.5	11.5

Restructuring charges and project-related costs	$10.6	$15.5	$105.5	$35.3

(a)	Includes $ 0.1 million of restructuring charges recorded in cost of sales in the third quarter of fiscal 2018 and $16.4 million in the third quarter of fiscal 2017.

For further information on these restructuring initiatives, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the third quarter of fiscal 2018 totaled $89 million, up $13 million from fiscal 2017, primarily driven by $14 million of charges related to the repurchase of medium term notes and $2 million of charges related to the bridge term loan credit facility undertaken in order to provide financing for the Blue Buffalo acquisition.

The effective tax rate for the third quarter of fiscal 2018 was an 85.9 percent benefit compared to a 23.0 percent charge for the third quarter of fiscal 2017. The 108.9 percentage point decrease in our effective tax rate as compared to the prior year was primarily due to the provisional net benefit of approximately $504 million recorded in the third quarter of fiscal 2018 related to the Tax Cuts and Jobs Act (TCJA). Our effective tax rate excluding certain items affecting comparability was 15.2 percent in the third quarter of fiscal 2018 compared to 24.7 percent in the third quarter of fiscal 2017 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 9.5 percentage point decrease in the effective tax rate excluding certain items affecting comparability was primarily due to the lower U.S. federal blended statutory rate for fiscal 2018, including an adjustment to reduce the tax expense recorded in the first half of fiscal 2018 to the lower blended statutory rate, as a result of the TCJA, partially offset by nonrecurring discrete benefits recorded in the third quarter of fiscal 2017.

On December 22, 2017 the TCJA was signed into law. The TCJA results in significant revisions to the U.S. corporate income tax system, including a reduction in the U.S. corporate income tax rate, implementation of a territorial system, and a deemed repatriation tax on untaxed foreign earnings. The TCJA also results in a U.S. federal blended statutory rate of 29.4 percent for fiscal 2018. Generally, the impacts of the new legislation would be required to be recorded in the period of enactment, which for us is the third quarter of fiscal 2018. However, Accounting Standards Update 2018-05: Income Taxes (Topic 740) (ASU 2018-05) was issued with guidance allowing for the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made. The guidance allows for a measurement period of up to one year to finalize the accounting related to the TCJA. See Note 15 to the Consolidated Financial Statements in Part 1, Item 1 of this report for additional information.

After-tax earnings from joint ventures increased $6 million to $17 million for the third quarter of fiscal 2018 compared to the same period last fiscal year, primarily driven by higher volume and favorable foreign currency exchange for Cereal Partners Worldwide (CPW) and favorable foreign currency exchange for Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures increased 30 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Feb. 25, 2018 vs.
Quarter Ended Feb. 26, 2017	CPW	HDJ
Contributions from volume growth (a)	4 pts	1 pt
Net price realization and mix	(2)pts	(4)pts
Foreign currency exchange	9 pts	3 pts

Net sales growth	11 pts	Flat

(a)	Measured in tons based on the stated weight of our product shipments.

The change in net sales for each joint venture on a constant-currency basis is set forth in the following table:

	Quarter Ended Feb. 25, 2018

	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
CPW	11%	9 pts	2%
HDJ	Flat	3 pts	(3)%

Joint Ventures	8%	7 pts	1%

Average diluted shares outstanding decreased by 9 million in the third quarter of fiscal 2018 from the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

Nine-Month Results

In the nine-month period ended February 25, 2018, net sales were flat compared to the same period last year. Operating profit margin of 16.4 percent was down 20 basis points from year-ago levels primarily driven by lower segment operating profit results and unfavorable mark-to-market valuation of certain commodity positions, partially offset by a decrease in restructuring expenses. Adjusted operating profit margin decreased 190 basis points to 16.7 percent, primarily driven by higher input costs including currency-driven inflation on imported products in certain markets. Diluted earnings per share of $3.05 increased 47 percent compared to the nine-month period ended February 26, 2017, and adjusted diluted earnings per share, which excludes certain items affecting comparability, on a constant-currency basis decreased 2 percent compared to the same period a year ago (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the nine-month period ended February 25, 2018, follows:

Nine-Month Period Ended Feb. 25, 2018	In millions, except per share	Nine-Month Period Ended Feb. 25, 2018 vs. Feb. 26, 2017		Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$11,850.2	Flat
Operating profit	1,948.3	Flat		16.4%
Net earnings attributable to General Mills	1,776.6	42%
Diluted earnings per share	$3.05	47%

Organic net sales growth rate (a)		(1	) %
Total segment operating profit (a)	2,064.9	(9	) %		(10	) %
Adjusted operating profit margin (a)				16.7%
Diluted earnings per share, excluding certain items affecting comparability (a)	$2.32	(1	) %		(2	) %

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Nine-Month Period Ended
	Feb. 25, 2018	Feb. 25, 2018 vs Feb. 26, 2017	Feb. 26, 2017
Net sales (in millions)	$11,850.2	Flat	$11,813.2
Contributions from volume growth (a)		(1)pt
Net price realization and mix		Flat
Foreign currency exchange		1 pt

(a)	Measured in tons based on the stated weight of our product shipments.

Net sales were flat for the nine-month period ended February 25, 2018 compared to the same period in fiscal 2017.

Organic net sales declined 1 percent in the nine-month period ended February 25, 2018, driven by declining contributions from organic volume growth in the Europe & Australia and Asia & Latin America segments partially offset by increasing contributions from organic volume growth in the Convenience Stores & Foodservice segment. To improve comparability of results from period to period, organic net sales exclude the impacts of foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week of results, when applicable.

Components of organic net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 25, 2018 vs. Nine-Month Period Ended Feb. 26, 2017
Contributions from organic volume growth (a)	(1)pt
Organic net price realization and mix	Flat
Organic net sales growth	(1)pt
Foreign currency exchange	1 pt
Acquisitions and divestitures	Flat
Net sales growth	Flat

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $273 million from the nine-month period ended February 26, 2017, to $7,842 million. The increase included a $428 million increase attributable to product rate and mix partially offset by a $114 million decrease attributable to lower volume. We recorded $13 million of restructuring charges in cost of sales in the nine-month period ended February 25, 2018, compared to $43 million in the same period last year. We also recorded $8 million of restructuring initiative project-related costs in the nine-month period ended February 25, 2018, compared to $36 million in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report). We recorded a $4 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 25, 2018, compared to a net decrease of $21 million in the nine-month period ended February 26, 2017.

SG&A expenses decreased $62 million to $2,046 million in the nine-month period ended February 25, 2018, compared to the same period in fiscal 2017. The decrease in SG&A expenses primarily reflects savings from cost management initiatives and a 5 percentage point decrease in media and advertising expense. In addition, we recorded $4 million of transaction costs related to our planned acquisition of Blue Buffalo. SG&A expenses as a percent of net sales in the nine-month period ended February 25, 2018 decreased 50 basis points compared with the same period of fiscal 2017.

Divestiture loss in the nine-month period ended February 26, 2017 totaled $14 million from the sale of our Martel, Ohio manufacturing facility.

Restructuring, impairment, and other exit costs totaled $14 million in the nine-month period ended February 25, 2018, compared to $165 million in the same period last year.

Total charges associated with our restructuring initiatives consisted of the following:

	As Reported

	Nine-Month Period Ended				Fiscal 2017, 2016 and 2015		Estimated

In Millions	Feb. 25, 2018		Feb. 26, 2017		Total		Future		Total
	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Savings (b)

Global reorganization	$1.4	$32.9	$73.1	$9.2	$72.1	$20.0	$2	$23	$76	$76

Closure of Melbourne, Australia plant	8.0	6.6	17.7	0.1	21.9	1.6	4	(5)	34	3

Restructuring of certain international product lines	-	-	45.6	10.6	45.1	10.3	(3)	(4)	42	6

Closure of Vineland, New Jersey plant	12.3	(1.9)	35.6	1.5	41.4	7.3	-	5	54	11

Project Compass	(0.2)	2.9	(0.4)	11.4	54.3	48.9	-	2	54	54

Project Century	5.1	(2.2)	37.2	29.5	408.4	95.5	-	47	413	140

Project Catalyst	-	-	-	1.1	140.9	94.1	-	-	141	94

Combination of certain operational facilities	0.7	1.3	(0.5)	3.7	13.3	16.3	3	(4)	17	14

Total restructuring charges (a)	27.3	39.6	208.3	67.1	797.4	294.0	6	64	831	398

Project-related costs	8.4	8.0	36.4	40.2	114.6	111.1	5	11	128	130

Restructuring charges and project-related costs	$35.7	$47.6	$244.7	$107.3	$912.0	$405.1	$11	$75	$959	$528	$700
(a)	Includes $13.0 million of restructuring charges recorded in cost of sales during the nine-month period ending February 25, 2018, $42.8 million during the same period in fiscal 2017, and $179.5 million in fiscal 2017, 2016, and 2015 combined.
(b)	Cumulative annual savings versus fiscal 2015 base targeted by fiscal 2018. Includes savings from SG&A cost reduction projects.

For further information on these restructuring initiatives, please refer to Note 3 to the Consolidated Financial Statements in Part 1, Item 1 of this report.

Interest, net for the nine-month period ended February 25, 2018, increased $11 million to $237 million compared to the same period of fiscal 2017, primarily driven by $14 million of charges related to the repurchase of medium term notes and $2 million of charges related to the bridge term loan credit facility undertaken in order to provide financing for the Blue Buffalo acquisition.

The effective tax rate for the nine-month period ended February 25, 2018, was a 1.7 percent benefit compared to a 29.5 percent charge for the nine-month period ended February 26, 2017. The 31.2 percentage point decrease in our effective tax rate as compared to the prior year was primarily due to the provisional net benefit of approximately $504 million recorded in the third quarter of fiscal 2018 related to the TCJA. Our effective tax rate excluding certain items affecting comparability was 25.4 percent for the nine-month period ended February 25, 2018 compared to 29.8 percent for the nine-month period ended February 26, 2017 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 4.4 percentage point decrease in the effective tax rate excluding certain items affecting comparability was primarily due to the lower U.S. federal blended statutory rate for fiscal 2018 as a result of the TCJA, partially offset by nonrecurring discrete events recorded during the nine-month period ended February 26, 2017.

On December 22, 2017 the TCJA was signed into law. The TCJA results in significant revisions to the U.S. corporate income tax system, including a reduction in the U.S. corporate income tax rate, implementation of a territorial system and a deemed repatriation tax on untaxed foreign earnings. The TCJA also results in a U.S. federal blended statutory rate of 29.4 percent for fiscal 2018. Generally, the impacts of the new legislation would be required to be recorded in the period of enactment which for us is the third quarter of fiscal 2018. However, ASU 2018-05 was issued with guidance allowing for the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made. The guidance allows for a measurement period of up to one year to finalize the accounting related to the TCJA. See Note 15 to the Consolidated Financial Statements in Part 1, Item 1 of this report for additional information.

After-tax earnings from joint ventures decreased $1 million to $64 million for the nine-month period ended February 25, 2018, compared to the same period in fiscal 2017, driven by higher input costs for CPW and unfavorable foreign currency exchange for HDJ partially offset by favorable foreign currency exchange for CPW. On a constant-currency basis, after-tax earnings from joint ventures decreased 4 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Nine-month Period Ended February 25, 2018 vs.

Nine-month Period Ended February 26, 2017	CPW	HDJ

Contributions from volume growth (a)	1 pt	4 pts
Net price realization and mix	Flat	(2)pts
Foreign currency exchange	4 pts	(4)pts

Net sales growth	5 pts	(2)pts

(a) Measured in tons based on the stated weight of our product shipments.

The change in net sales for each joint venture on a constant-currency basis is set forth in the following table:

Nine-Month Period Ended February 25, 2018
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Joint Venture Net Sales on Constant- Currency Basis

CPW	5%	4 pts	1%
HDJ	(2)%	(4)pts	2%

Joint Ventures	4%	3 pts	1%

Average diluted shares outstanding decreased by 18 million in the nine-month period ended February 25, 2018, compared to the same period a year ago due to the impact of share repurchases, partially offset by option exercises.

SEGMENT OPERATING RESULTS

Our businesses are organized into four operating segments: North America Retail; Convenience Stores & Foodservice; Europe & Australia; and Asia & Latin America.

North America Retail Segment Results

North America Retail net sales were as follows:

	Quarter Ended			Nine-Month Period Ended

	Feb. 25, 2018	Feb. 25, 2018 vs Feb. 26, 2017	Feb. 26, 2017	Feb. 25, 2018	Feb. 25, 2018 vs Feb. 26, 2017	Feb. 26, 2017
Net sales (in millions)	$2,517.4	1%	$2,499.0	$7,727.4	(1)%	$7,804.8
Contributions from volume growth (a)		1 pt			Flat
Net price realization and mix		(1)pt			(1)pt
Foreign currency exchange		1 pt			Flat

(a)	Measured in tons based on the stated weight of our product shipments.

The 1 percent increase in North America Retail net sales in the third quarter of fiscal 2018 was driven by growth in the U.S. Meals & Baking, U.S. Snacks and Canada operating units partially offset by declines in the U.S. Yogurt and U.S. Cereal operating units.

The 1 percent decrease in net sales for the nine-month period ended February 25, 2018, was driven by declines in the U.S. Yogurt and U.S. Cereal operating units partially offset by growth in the U.S. Snacks and Canada operating units.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 25, 2018	Feb. 25, 2018
Contributions from organic volume growth (a)	1 pt	Flat
Organic net price realization and mix	Flat	(1)pt
Organic net sales growth	1 pt	(1)pt
Foreign currency exchange	1 pt	Flat
Acquisitions and divestitures	(1)pt	Flat
Net sales growth	1 pt	(1)pt

(a)	Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales increased 1 percent in the third quarter of fiscal 2018, compared to the same period in fiscal 2017, driven by an increase in contributions from organic volume growth.

North America Retail organic net sales decreased 1 percentage point in the nine-month period ended February 25, 2018, compared to the same period in fiscal 2017, driven by unfavorable organic net price realization and mix.

North America Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 25, 2018	Feb. 26, 2017

U.S. Snacks	3%	2%
Canada (a)	6	4
U.S. Meals & Baking	2	Flat
U.S. Cereal	(1)	(1)
U.S. Yogurt	(8)	(14)

Total	1%	(1) %

(a)

On a constant currency basis, Canada net sales increased 1 percent for the third quarter of fiscal 2018 and were flat for the nine-month period ended February 25, 2018. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Segment operating profit of $518 million in the third quarter of fiscal 2018 was flat compared to the same period of fiscal 2017 as higher net sales and reduced SG&A expenses, including a 27 percent decrease in media and advertising, were offset by higher input costs, including inflation. Segment operating profit was flat on a constant-currency basis in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 7 percent to $1,674 million in the nine-month period ended February 25, 2018, compared to $1,796 million in the same period of fiscal 2017, driven primarily by lower net sales including increased merchandising activity and higher input costs, including inflation, partially offset by reduced SG&A expenses. Segment operating profit decreased 7 percent on a constant-currency basis in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

	Quarter Ended			Nine-Month Period Ended

	Feb. 25, 2018	Feb. 25, 2018 vs Feb. 26, 2017	Feb. 26, 2017	Feb. 25, 2018	Feb. 25, 2018 vs Feb. 26, 2017	Feb. 26, 2017

Net sales (in millions)	$460.3	3%	$448.5	$1,419.6	3%	$1,382.3
Contributions from volume growth (a)		1 pt			1 pt
Net price realization and mix		2 pts			2 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales increased 3 percent for the third quarter of fiscal 2018, reflecting higher net sales across Focus 6 platforms and benefits from market index pricing on bakery flour.

Convenience Stores & Foodservice net sales increased 3 percent for the nine-month period ended February 25, 2018, reflecting higher net sales across Focus 6 platforms and benefits from market index pricing on bakery flour.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 25, 2018	Feb. 25, 2018

Contributions from organic volume growth (a)	1 pt	1 pt
Organic net price realization and mix	2 pts	2 pts

Organic net sales growth	3 pts	3 pts
Net sales growth	3 pts	3 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Segment operating profit decreased 10 percent to $84 million in the third quarter of fiscal 2018 compared to $94 million in the third quarter of fiscal 2017, primarily driven by higher input costs, partially offset by higher net sales.

Segment operating profit decreased 7 percent to $276 million for the nine-month period ended February 25, 2018, compared to $295 million in the same period of fiscal 2017, primarily driven by higher input costs, partially offset by higher net sales.

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

	Quarter Ended			Nine-Month Period Ended

	Feb. 25, 2018	Feb. 25, 2018 vs. Feb. 26, 2017	Feb. 26, 2017	Feb. 25, 2018	Feb. 25, 2018 vs. Feb. 26, 2017	Feb. 26, 2017
Net sales (in millions)	$469.8	11%	$424.5	$1,428.4	7%	$1,338.0
Contributions from volume growth (a)		(3) pts			(1) pt
Net price realization and mix		2 pts			2 pts
Foreign currency exchange		12 pts			6 pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 11 percent increase in Europe & Australia net sales in the third quarter of fiscal 2018 was driven primarily by favorable foreign currency exchange.

The 7 percent increase in Europe & Australia net sales in the nine-month period ended February 25, 2018, was driven primarily by favorable foreign currency exchange and higher net sales in the U.K. market.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 25, 2018	Feb. 25, 2018
Contributions from organic volume growth (a)	(3)pts	(1)pt
Organic net price realization and mix	2 pts	2 pts
Organic net sales growth	(1)pt	1 pt
Foreign currency exchange	12 pts	6 pts
Net sales growth	11 pts	7 pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 1 percent decrease in Europe & Australia organic net sales growth in the third quarter of fiscal 2018 was driven primarily by a decrease in contributions from organic volume growth.

The 1 percent increase in Europe & Australia organic net sales growth in the nine-month period ended February 25, 2018, was driven by favorable organic net price realization and mix partially offset by a decrease in contributions from organic volume growth.

Segment operating profit decreased 35 percent to $27 million in the third quarter of fiscal 2018 compared to $42 million in the same period of fiscal 2017 primarily driven by input cost inflation, including currency-driven inflation on imported products in certain markets. Segment operating profit decreased 46 percent on a constant-currency basis in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 33 percent to $85 million in the nine-month period ended February 25, 2018, compared to $127 million in the same period of fiscal 2017 primarily driven by input cost inflation, including currency-driven inflation on imported products in certain markets. Segment operating profit decreased 38 percent on a constant-currency basis in the nine-month period ended February 25, 2018, compared to the same period of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

	Quarter Ended			Nine-Month Period Ended

	Feb. 25, 2018	Feb. 25, 2018 vs. Feb. 26, 2017	Feb. 26, 2017	Feb. 25, 2018	Feb. 25, 2018 vs. Feb. 26, 2017	Feb. 26, 2017
Net sales (in millions)	$434.8	3%	$421.2	$1,274.8	(1)%	$1,288.1
Contributions from volume growth (a)		(9) pts			(11)pts
Net price realization and mix		9 pts			8 pts
Foreign currency exchange		3 pts			2 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales increased 3 percent in the third quarter of fiscal 2018 compared to the same period in the prior year, with higher net sales across Asia markets partially offset by lower net sales across Latin America markets.

Asia & Latin America net sales declined 1 percent in the nine-month period ended February 25, 2018, compared to the same period of fiscal 2017, which reflects lower net sales in Latin America markets due to the shift in reporting period in fiscal 2017 and challenges related to an enterprise reporting system implementation at our General Mills Brasil Alimentos Ltda subsidiary, partially offset by higher net sales in Asia markets.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 25, 2018	Feb. 25, 2018
Contributions from organic volume growth (a)	(9)pts	(11)pts
Organic net price realization and mix	9 pts	8 pts
Organic net sales growth	Flat	(3)pts
Foreign currency exchange	3 pts	2 pts
Net sales growth	3 pts	(1)pt

(a)	Measured in tons based on the stated weight of our product shipments.

Asia & Latin America organic net sales were flat for the third quarter of fiscal 2018 compared to the same period of fiscal 2017, reflecting a 9 percent decrease in contributions from organic volume growth offset by a 9 percent increase in organic net price realization and mix.

The 3 percent decrease in Asia & Latin America organic net sales for the nine-month period ended February 25, 2018, was driven by an 11 percent decrease in contributions from organic volume growth, partially offset by an 8 percent increase in organic net price realization and mix.

Segment operating profit decreased 121 percent to a $2 million loss in the third quarter of fiscal 2018 compared to a $10 million profit in the same period of fiscal 2017 primarily driven by higher input costs, including currency driven inflation on imported products in certain markets, and an increase in SG&A expenses. Segment operating profit decreased 134 percent on a constant-currency basis in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 51 percent to $30 million in the nine-month period ended February 25, 2018, compared to $61 million in the same period of fiscal 2017 primarily driven by input cost inflation, including currency driven inflation on imported products in certain markets. Segment operating profit decreased 56 percent on a constant-currency basis in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $28 million in the third quarter of fiscal 2018 compared to $42 million in the same period in fiscal 2017. In the third quarter of fiscal 2018, we recorded $3 million of restructuring initiative project-related costs in cost of sales compared to $16 million of restructuring charges and $12 million of restructuring initiative project-related costs in cost of sales in the same period last year. In addition, we recorded a $3 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2018 compared to an $8 million net decrease in expense in the same period last year. In addition, we recorded $4 million of acquisition transaction costs related to our planned acquisition of Blue Buffalo.

Unallocated corporate expense totaled $102 million in the nine-month period ended February 25, 2018, compared to $144 million in the same period last year. In the nine-month period ended February 25, 2018, we recorded $13 million of restructuring charges and $8 million of restructuring initiative project-related costs in cost of sales compared to $43 million of restructuring charges and $36 million of restructuring initiative project-related costs in cost of sales in the same period last year. In addition, we recorded a $4 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 25, 2018, compared to a $21 million net decrease in expense in the same period a year ago. In addition, we recorded $4 million of acquisition transaction costs related to our planned acquisition of Blue Buffalo.

LIQUIDITY

During the nine-month period ended February 25, 2018, cash provided by operations was $2,135 million compared to $1,659 million in the same period last year. The $476 million increase is primarily driven by a $764 million change in current assets and liabilities, partially offset by a $153 million change in restructuring activities in the first nine months of fiscal 2018. The $764 million change in current assets and liabilities is primarily due to changes in the timing of accounts payable, including the impact of extended payment terms, changes in inventory balances and changes in other current liabilities, which were largely driven by changes in incentive accruals and income taxes payable.

Cash used by investing activities during the nine-month period ended February 25, 2018, was $425 million, comparable to the same period in fiscal 2017. Investments of $398 million in land, buildings and equipment in the nine-month period ended February 25, 2018, decreased $77 million compared to the same period a year ago. We received proceeds of $18 million related to the sale of our Martel, Ohio facility in the first nine months of fiscal 2017. In addition, we received the final payment of $13 million from Sodiaal International (Sodiaal) in the first nine months of fiscal 2017 to fully repay the exchangeable note we purchased in fiscal 2012.

Cash used by financing activities during the nine-month period ended February 25, 2018, was $1,570 million compared to $1,083 million in the same period last year. We had $137 million of net debt repayments in the first nine months of fiscal 2018 compared to $1,428 million of net debt issuances in the same period a year ago. We paid $601 million in cash to repurchase common stock and paid $846 million of dividends in the first nine months of fiscal 2018 compared to $1,651 million and $856 million, respectively, in the same period last year.

As of February 25, 2018, we had $907 million of cash and cash equivalents held in foreign jurisdictions. As a result of the TCJA, the historic undistributed earnings of our foreign subsidiaries will be taxed in the U.S. via the one-time repatriation tax in fiscal 2018. We are re-evaluating our indefinite reinvestment assertions in connection with the TCJA. As of the end of the third quarter of fiscal 2018, we have recorded a provisional estimate for local country withholding taxes related to certain entities from which we expect to begin repatriating undistributed earnings. As a result of this transition tax, we may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability. We plan to repatriate a portion of these funds to finance part of the Blue Buffalo acquisition, to reduce commercial paper balances or for general corporate purposes. See Note 15 to the Consolidated Financial Statements in Part 1, Item 1 of this report for further information on the indefinite reinvestment assertion.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Feb. 25, 2018	May 28, 2017

Notes payable	$1,210.8	$1,234.1
Current portion of long-term debt	1,250.5	604.7
Long-term debt	7,163.6	7,642.9

Total debt	9,624.9	9,481.7
Redeemable interest	817.5	910.9
Noncontrolling interests	369.1	357.6
Stockholders’ equity	4,965.6	4,327.9

Total capital	$15,777.1	$15,078.1

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

In February 2018, we entered into a fee-paid commitment letter with certain lenders, pursuant to which such lenders have committed to provide a 364-day senior unsecured bridge term loan credit facility (the “Bridge Facility”) in an aggregate principal amount of up to $8.5 billion to provide the financing for the planned acquisition of Blue Buffalo. To the extent we obtain funding for the acquisition by issuing debt or equity securities, the availability of the Bridge Facility will be correspondingly reduced. The funding of the Bridge Facility is contingent on the satisfaction of certain customary conditions set forth in the commitment letter.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 25, 2018:

In Billions	Facility Amount	Borrowed Amount

Credit facility expiring:
February 2019	$8.5	$-
May 2022	2.7	-
June 2019	0.2	0.2

Total committed credit facilities	11.4	0.2
Uncommitted credit facilities	0.5	0.2

Total committed and uncommitted credit facilities	$11.9	$0.4

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

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of February 25, 2018, we recorded Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and the redemption value of its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of February 25, 2018, the redemption value of the redeemable interest was $818 million, which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of February 25, 2018, we were in compliance with all of these covenants.

During the third quarter of fiscal 2018, we entered into a definitive agreement and plan of merger with Blue Buffalo, a publicly held pet food company, pursuant to which a subsidiary of General Mills will merge into Blue Buffalo, with Blue Buffalo surviving the merger as a wholly owned subsidiary of General Mills. Equity holders of Blue Buffalo will receive $40.00 per share in cash, representing an enterprise value of approximately $8.0 billion in addition to the assumption of approximately $394 million of outstanding debt which will be repaid upon transaction close. We expect to finance the transaction with a combination of debt, cash on hand and approximately $1.0 billion in equity.

We have $1,250 million of long-term debt maturing in the next 12 months that is classified as current, including $1,150 million of 5.65 percent notes due in February 2019 and $100 million of 6.59 percent fixed rate medium term notes due for remarketing in October 2018. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the third quarter of fiscal 2018.

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

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of February 25, 2018, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017, with the exception of the new accounting requirements adopted in the first quarter of fiscal 2018 for stock-based payments and goodwill impairment testing, new accounting requirements adopted in the third quarter of fiscal 2018 for the reclassification of certain income tax effects from accumulated other comprehensive income to retained earnings, and provisional estimates recorded in the third quarter of fiscal 2018 in response to the TCJA (see below for further information). See Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

In response to the TCJA enacted on December 22, 2017, ASU 2018-05 was issued with guidance that allows us to record provisional amounts for the impacts of the TCJA for which final accounting cannot be completed before we file our quarterly report on Form 10-Q for the third quarter of fiscal 2018. For provisions of the tax law where we are unable to make a reasonable estimate of the impact, the guidance allows us to continue to apply the historical tax provisions in computing our income tax liability and deferred tax assets and liabilities as of February 25, 2018. The guidance also allows us to finalize accounting for the TCJA changes within one year of the December 22, 2017 enactment date. See Note 15 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

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

In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard and its subsequent amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019. We expect to adopt using the cumulative effect approach at that time. We are in the process of documenting the impact of the guidance on our current accounting policies and practices in order to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our revenue recognition review and are also in the process of evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance. Based on our assessment to date, we do not expect this guidance to have a material impact on our results of operations or financial position.

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

Total Segment Operating Profit and Related Constant-Currency Growth Rate

This measure is used in reporting to our executive management and as a component of the Board of Directors’ measurement of our performance for incentive compensation purposes. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate segment performance. A reconciliation of this measure to operating profit, the relevant GAAP measure, is included in Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Constant-currency total segment operating profit growth is calculated as follows:

	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Total Segment Operating Profit on a Constant- Currency Basis

Quarter Ended Feb. 25, 2018	(5)%	1 pt	(6)%
Nine-Month Period Ended Feb. 25, 2018	(9)%	1 pt	(10)%

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

	Quarter Ended

	Feb. 25, 2018		Feb. 26, 2017

In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales

Operating profit as reported	$592.7	15.3%	$542.5	14.3%
Mark-to-market effects (a)	2.8	0.1%	(8.2)	(0.2)%
Restructuring charges (b)	7.6	0.1%	94.0	2.5%
Project-related costs (b)	3.0	0.1%	11.5	0.3%
Acquisition transaction costs (c)	3.5	0.1%	-	- %

Adjusted operating profit	$609.6	15.7%	$639.8	16.9%

	Nine-Month Period Ended

	Feb. 25, 2018		Feb. 26, 2017

In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales

Operating profit as reported	$1,948.3	16.4%	$1,957.2	16.6%
Mark-to-market effects (a)	(3.5)	-%	(20.7)	(0.2)%
Restructuring charges (b)	27.3	0.2%	208.3	1.8%
Project-related costs (b)	8.4	0.1%	36.4	0.3%
Divestiture loss (c)	-	-%	13.5	0.1%
Acquisition transaction costs (c)	3.5	-%	-	-

Adjusted operating profit	$1,984.0	16.7%	$2,194.7	18.6%

(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report. Acquisition transaction costs include $3.5 million of costs recorded in SG&A expenses for the quarter and nine-month period ended February 25, 2018.

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Quarter Ended				Nine-Month Period Ended

Per Share Data	Feb. 25, 2018	Feb. 26, 2017	Change		Feb. 25, 2018	Feb. 26, 2017	Change

Diluted earnings per share, as reported	$1.62	$0.61	166%		$3.05	$2.08	47%

Provisional net tax benefit (a)	(0.86)	-			(0.86)	-

Tax adjustment (b)	-	-			0.07	-

Mark-to-market effects (c)	-	(0.01)			-	(0.02)

Divestiture loss (d)	-	-			-	0.01

Acquisition transaction costs (d)	0.02	-			0.02	-

Restructuring charges (e)	0.01	0.11			0.03	0.24

Project-related costs (e)	-	0.01			0.01	0.04

Diluted earnings per share, excluding certain items affecting comparability	$0.79	$0.72	10%		$2.32	$2.35	(1	) %

Foreign currency exchange impact			2	pts			1	pt

Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			8%				(2	) %

(a)	See Note 15 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(b)	See Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(d)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report. Acquisition transaction costs include $15.9 million of charges recorded in interest, net, and $3.5 million of costs recorded in SG&A expenses for the quarter and nine-month period ended February 25, 2018.
(e)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

After-tax earnings from joint ventures growth rates on a constant-currency basis is calculated as follows:

	Percentage Change in After- Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange	Percentage Change in After- Tax Earnings from Joint Ventures on Constant- Currency Basis
Quarter Ended Feb. 25, 2018	51%	21 pts	30%
Nine-Month Period Ended Feb. 25, 2018	(2)%	2 pts	(4)%

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

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Feb. 25, 2018	6%	5 pts	1%
Nine-Month Period Ended Feb. 25, 2018	4%	4 pts	Flat

Constant-Currency Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Feb. 25, 2018

	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	Flat	Flat	Flat
Europe & Australia	(35)%	11 pts	(46)%
Asia & Latin America	(121)%	13 pts	(134)%

	Nine-Month Period Ended Feb. 25, 2018
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(7)%	Flat	(7)%
Europe & Australia	(33)%	5 pts	(38)%
Asia & Latin America	(51)%	5 pts	(56)%

Effective Income Tax Rate Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing the effective tax rate excluding certain items affecting comparability and presents the income tax effects of certain items affecting comparability.

Effective income tax rates excluding certain items affecting comparability are calculated as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 25, 2018		Feb. 26, 2017		Feb. 25, 2018		Feb. 26, 2017
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$503.4	$(432.5)	$466.1	$107.0	$1,711.7	$(29.1)	$1,731.4	$511.0
Provisional tax benefit (b)	-	503.8	-	-	-	503.8	-	-
Mark-to-market effects (c)	2.8	1.2	(8.2)	(3.1)	(3.5)	(1.1)	(20.7)	(7.7)
Restructuring charges (d)	7.6	0.8	94.0	31.0	27.3	6.7	208.3	66.7
Project-related costs (d)	3.0	0.7	11.5	4.1	8.4	2.5	36.4	13.1
Divestiture loss (e)	-	-	-	-	-	-	13.5	4.3
Acquisition transaction costs (e)	19.4	5.6	-	-	19.4	5.6	-	-
Tax adjustment (f)	-	1.7	-	-	-	(40.5)	-	-

As adjusted	$536.2	$81.3	$563.4	$139.0	$1,763.3	$447.9	$1,968.9	$587.4

Effective tax rate:
As reported		(85.9)%		23.0%		(1.7)%		29.5%
As adjusted		15.2%		24.7%		25.4%		29.8%

Sum of adjustment to income taxes		$ 513.8		$ 32.0		$ 477.0		$ 76.4

Average number of common shares - diluted EPS		582.7		591.4		583.2		601.1

Impact of income tax adjustments on diluted EPS excluding certain items affecting comparability		$0.88		$0.05		$0.82		$0.13

(a)	Earnings before income taxes and after-tax earnings from joint ventures.
(b)	See Note 15 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(d)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(e)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report. Acquisition transaction costs include $15.9 million of charges recorded in interest, net, and $3.5 million of costs recorded in SG&A expenses for the quarter and nine-month period ended February 25, 2018.
(f)	See Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

OCI. Other Comprehensive Income.

Organic net sales growth. Net sales growth adjusted for foreign currency translation, as well as acquisitions, divestitures and a 53rd week impact, when applicable.

Project-related costs. Costs incurred related to our restructuring initiatives not included in restructuring charges.

Redeemable interest. Interest of subsidiaries held by a third party that can be redeemed outside of our control and therefore cannot be classified as a noncontrolling interest in equity.

TCJA. U.S. Tax Cuts and Jobs Act which was signed into law on December 22, 2017.

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

Our future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, tax rates, or the availability of capital; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets, including our acquisition of Blue Buffalo and issues in the integration of Blue Buffalo and retention of key management and employees; unfavorable reaction to our acquisition of Blue Buffalo by customers, competitors, suppliers, and employees; changes in capital structure; changes in the legal and regulatory environment, including tax reform legislation, labeling and advertising regulations, and litigation; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in consumer demand for our products; effectiveness of advertising, marketing, and promotional programs; changes in consumer behavior, trends, and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, and energy; disruptions or inefficiencies in the supply chain; effectiveness of restructuring and cost saving initiatives; volatility in the market value of derivatives used to manage price risk for certain commodities; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; failure or breach of our information technology systems; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 28, 2017 and Item 1A of Part II in this report, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of February 25, 2018 was $30 million, $22 million, $2 million, and $1 million, respectively. During the nine-month period ended February 25, 2018, the interest rate value-at risk increased by $5 million, while foreign exchange and commodity value-at-risk decreased by $3 million and $1 million, respectively. The equity value-at-risk was flat compared to this measure as of May 28, 2017. The value-at-risk for interest rates increased due to our use of treasury rate locks in connection with planned debt financing for the Blue Buffalo acquisition. The value-at-risk for foreign exchange and commodity decreased due to lower market volatility. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 28, 2017.

Item 4.	Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 25, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 25, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There can be no assurance that we will successfully complete our acquisition (the “Acquisition”) of Blue Buffalo Pet Products, Inc. (“Blue Buffalo”) on the terms or timetable currently proposed or at all.

No assurance can be given that the Acquisition will be completed when expected, on the terms proposed or at all. Each party’s obligation to consummate the Acquisition is subject to certain conditions, including, among others: (i) expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the absence of any order issued by any court of competent jurisdiction or governmental entity or any applicable law or other legal restraint, injunction, or prohibition that makes consummation of the Acquisition illegal or otherwise prohibited; and (iii) the passing of twenty days from the date on which Blue Buffalo mails to Blue Buffalo’s stockholders a Schedule 14C Information Statement in definitive form pursuant to rules adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Our obligation to consummate the Acquisition is also conditioned on, among other things, the absence of any Company Material Adverse Effect (as defined in the Agreement and Plan of Merger, dated February 22, 2018 (the “Merger Agreement”), by and among General Mills, Inc., Blue Buffalo, and Bravo Merger Corp.). There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or prevent the completion of the Acquisition.

We intend to finance a portion of the purchase price for the Acquisition with the net proceeds from an offering of debt securities and an offering of approximately $1.0 billion in equity securities. However, there can be no assurance that we will be successful in raising sufficient funds therefrom. Although we entered into a Commitment Letter, dated February 22, 2018 (the “Commitment Letter”), with Goldman Sachs Bank USA (“GS Bank”) and Goldman Sachs Lending Partners LLC (together with GS Bank, “Goldman Sachs”), pursuant to which and subject to the terms and conditions set forth therein Goldman Sachs has agreed to provide a senior unsecured 364-day bridge term loan credit facility (the “Bridge Facility”) of up to $8.5 billion in the aggregate for the purpose of providing the financing necessary to fund the consideration to be paid pursuant to the terms of the Merger Agreement and related fees and expenses, the funding of the Bridge Facility is contingent on the satisfaction of certain customary conditions set forth in the Commitment Letter, including, among others, (i) the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms sets forth in the Commitment Letter and (ii) the consummation of the transaction in accordance with the Merger Agreement. We cannot assure you that we will be able to satisfy such conditions.

We have incurred and will continue to incur significant transaction costs in connection with the Acquisition that could adversely affect our results of operations.

Whether or not we complete the Acquisition, we have incurred, and will continue to incur, significant transaction costs in connection with the Acquisition, including payment of certain fees and expenses incurred in connection with the Acquisition and related financing transactions. Additional unanticipated costs may be incurred in the integration process. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Furthermore, we may incur material restructuring charges in connection with the Acquisition, which may adversely affect our operating results following the closing of the Acquisition in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. A delay in closing or a failure to complete the Acquisition could have a negative impact on our business.

We may fail to realize all of the anticipated benefits of the Acquisition or those benefits may take longer to realize than expected.

Our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate Blue Buffalo, which is a complex, costly and time-consuming process. We have never operated in the pet food sector and our lack of experience in this sector may hinder our ability to manage Blue Buffalo successfully following the Acquisition.

The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Acquisition could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.

In addition, the integration of Blue Buffalo may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers and other business relationships. Additional integration challenges include:

•	diversion of management’s attention to integration matters;
•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the Acquisition;
•	difficulties in the integration of operations and systems;
•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
•	difficulties in the assimilation of employees;
•	challenges in keeping existing customers, including Blue Buffalo’s largest customer that accounted for 41% of its 2017 net sales, and obtaining new customers, including customers that may not consent to the assignment of their contracts or agree to enter into a new contract with us;
•	challenges in attracting and retaining key personnel;
•	the impact of potential liabilities we may be inheriting from Blue Buffalo; and
•	coordinating a geographically dispersed organization.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, which could adversely affect our business, financial condition, and results of operations and result in us becoming subject to litigation. In addition, even if Blue Buffalo is integrated successfully, the full anticipated benefits of the Acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause reductions in our earnings per share and decrease or delay the expected accretive effect of the Acquisition. As a result, it cannot be assured that the Acquisition will result in the realization of the full or any anticipated benefits.

The pendency of the Acquisition could adversely affect our business, financial results and operations.

The announcement and pendency of the Acquisition could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers and employees. In addition, we have diverted, and will continue to divert, significant management resources to complete the Acquisition, which could have a negative impact on our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations.

If the Acquisition is completed, Blue Buffalo may underperform relative to our expectations.

Following completion of the Acquisition, we may not be able to maintain the growth rate, levels of revenue, earnings, or operating efficiency that we and Blue Buffalo have achieved or might achieve separately. The business and financial performance of Blue Buffalo are subject to certain risks and uncertainties. Our failure to do so could have a material adverse effect on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended February 25, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)

November 27, 2017-
December 31, 2017	-	$-	-	39,536,849

January 1, 2018-
January 28, 2018	7,328	59.29	7,328	39,529,521

January 29, 2018-
February 25, 2018	4,267	57.88	4,267	39,525,254

Total	11,595	$58.77	11,595	39,525,254

(a)	The total number of shares purchased includes: (i) shares purchased on the open market; and (ii) shares withheld for the payment of withholding taxes upon the distribution of deferred option units.
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

Item 5.	Other Information

In connection with the preparation of this Form 10-Q for the fiscal quarter ended February 25, 2018, we identified the following transaction which may be subject to the disclosure requirements of Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934. In January 2018, an indirect wholly-owned foreign subsidiary of General Mills made two shipments of flour produced in India to a distributor in the United Arab Emirates for distribution to customers in the United Arab Emirates, Kuwait, Bahrain, Oman and Qatar. An unrelated third party responsible for arranging transportation originally booked shipment of the flour on non-Iranian flag vessels, but subsequently, without the knowledge or consent of our foreign subsidiary or of General Mills, rebooked the shipments on Iranian flag vessels owned by Islamic Republic of Iran Shipping Lines (IRISL). The gross sale proceeds received by our foreign subsidiary from the two shipments of flour totaled $56,319, and our foreign subsidiary paid the freight forwarder in Indian Rupees a total of approximately INR26,316, or the US dollar equivalent of approximately $400, for the cost of shipping. We do not intend to make any future shipments using IRISL vessels.

Item 6.	Exhibits.

2.1

Agreement and Plan of Merger, dated February 22, 2018, by and among General Mills, Inc., Blue Products, Inc. Bravo Merger Corp (incorporated herein by reference to Exhibit 2.1 to the State Registrant’s Current Report on Form 8-K filed February 23, 2018).

2.2	Form of Support Agreement (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed February 23, 2018).

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 25, 2018, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date March 21, 2018	/s/ Kofi A. Bruce
Kofi A. Bruce
Vice President, Controller
(Principal Accounting Officer and Duly Authorized Officer)