Form 10-K
period 2018-05-27
GENERAL MILLS INC
filed 2018-06-29
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 27, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

(763) 764-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange
Floating Rate Notes due 2020	New York Stock Exchange
2.100% Notes due 2020	New York Stock Exchange
1.000% Notes due 2023	New York Stock Exchange
1.500% Notes due 2027	New York Stock Exchange

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

Yes ☐ No ☑

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $53.65 per share as reported on the New York Stock Exchange on November 24, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter): $30,510.6 million.

Number of shares of Common Stock outstanding as of June 7, 2018: 593,367,848 (excluding 161,245,480 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

COMPANY OVERVIEW

We are a leading global manufacturer and marketer of branded consumer foods sold through retail stores. We also are a leading supplier of branded and unbranded food products to the North American foodservice and commercial baking industries. Following our acquisition of Blue Buffalo Pet Products, Inc. (Blue Buffalo) in fiscal 2018, we are also a leading manufacturer and marketer in the wholesome natural pet food category. We manufacture our products in 13 countries and market them in more than 100 countries. In addition to our consolidated operations, we have 50 percent interests in two strategic joint ventures that manufacture and market food products sold in more than 130 countries worldwide.

On April 24, 2018, we acquired Blue Buffalo for an aggregate purchase price of $8.0 billion. We financed the transaction with a combination of $6.0 billion in debt, $1.0 billion in equity, and cash on hand. The consolidated results of Blue Buffalo will be reported as our Pet operating segment in future periods on a one-month lag. Accordingly, in fiscal 2018, our Consolidated Statements of Earnings do not include Pet operating segment results. For further information on the acquisition of Blue Buffalo, please see Note 3 to the Consolidated Financial Statements in Item 8 of this report.

We manage and review the financial results of our business under five operating segments: North America Retail; Convenience Stores & Foodservice; Europe & Australia; Asia & Latin America; and Pet. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Item 7 of this report for a description of our segments and certain changes made to our segments in fiscal 2017. For financial information by segment and geographic area, please see Note 16 to the Consolidated Financial Statements in Item 8 of this report.

We offer a variety of food products that provide great taste, nutrition, convenience and value for consumers around the world, with a focus on six large global categories:

•	snacks, including grain, fruit and savory snacks, nutrition bars, and frozen hot snacks;

•	ready-to-eat cereal;

•	convenient meals, including meal kits, ethnic meals, pizza, soup, side dish mixes, frozen breakfast, and frozen entrees;

•	yogurt;

•	pet food; and

•	super-premium ice cream.

Other significant product categories include:

•	baking mixes and ingredients; and

•	refrigerated and frozen dough.

Our Cereal Partners Worldwide (CPW) joint venture with Nestlé S.A. (Nestlé) competes in the ready-to-eat cereal category in markets outside North America, and our Häagen-Dazs Japan, Inc. (HDJ) joint venture competes in the super-premium ice cream category in Japan. For net sales contributed by each class of similar products, please see Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Customers. Our primary customers are grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, e-commerce retailers, commercial and noncommercial foodservice distributors and operators, restaurants, convenience stores, and pet specialty stores. We generally sell to these customers through our direct sales force. We use broker and distribution arrangements for certain products and to serve certain types of customers. For further information on our customer credit and product return practices, please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this report. During fiscal 2018, Walmart Inc. and its affiliates (Walmart) accounted for 21 percent of our consolidated net sales and 30 percent of net sales of our North America Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. For further information on significant customers, please refer to Note 7 to the Consolidated Financial Statements in Item 8 of this report.

Competition. The packaged foods categories are highly competitive, with numerous manufacturers of varying sizes in the United States and throughout the world. The categories in which we participate also are very competitive. Our principal competitors in these categories are manufacturers, as well as retailers with their own branded products. Competitors market and sell their products through brick-and-mortar stores and e-commerce. All of our principal competitors have substantial financial, marketing, and other resources. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, convenient ordering and delivery to the consumer, and the ability to identify and satisfy consumer preferences. Our principal strategies for competing in each of our segments include unique consumer insights, effective customer relationships, superior product quality, innovative advertising, product promotion, product innovation aligned with consumers’ needs, an efficient supply chain, and price. In most product categories, we compete not only with other widely advertised, branded products, but also with regional brands and with generic and private label products that are generally sold at lower prices. Internationally, we compete with both multi-national and local manufacturers, and each country includes a unique group of competitors.

Raw materials, ingredients, and packaging. The principal raw materials that we use are grains (wheat, oats, and corn), dairy products, sugar, fruits, vegetable oils, meats, nuts, vegetables, and other agricultural products. We also use substantial quantities of carton board, corrugated, plastic and metal packaging materials, operating supplies, and energy. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. In our other international operations, inputs that are not locally available in adequate supply may be imported from other countries. The cost of these inputs may fluctuate widely due to external conditions such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, and changes in governmental agricultural and energy policies and regulations. We have some long-term fixed price contracts, but the majority of our inputs are purchased on the open market. We believe that we will be able to obtain an adequate supply of needed inputs. Occasionally and where possible, we make advance purchases of items significant to our business in order to ensure continuity of operations. Our objective is to procure materials meeting both our quality standards and our production needs at price levels that allow a targeted profit margin. Since these inputs generally represent the largest variable cost in manufacturing our products, to the extent possible, we often manage the risk associated with adverse price movements for some inputs using a variety of risk management strategies. We also have a grain merchandising operation that provides us efficient access to, and more informed knowledge of, various commodity markets, principally wheat and oats. This operation holds physical inventories that are carried at net realizable value and uses derivatives to manage its net inventory position and minimize its market exposures.

RESEARCH AND DEVELOPMENT

Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business and technology areas. Research and development expenditures were $219 million in fiscal 2018, $218 million in fiscal 2017, and $222 million in fiscal 2016.

TRADEMARKS AND PATENTS

Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations (set forth in italics in this report) include Annie’s, Betty Crocker, Bisquick, Blue Buffalo, BLUE Basics, BLUE Freedom, BLUE Wilderness, Bugles, Cascadian Farm, Cheerios, Chex, Cinnamon Toast Crunch, Cocoa Puffs, Cookie Crisp, EPIC, Fiber One, Food Should Taste Good, Fruit by the Foot, Fruit Gushers, Fruit Roll-Ups, Gardetto’s, Go-Gurt, Gold Medal, Golden Grahams, Häagen-Dazs, Helpers, Jeno’s, Jus-Rol, Kitano, Kix, La Salteña, Lärabar, Latina, Liberté, Lucky Charms, Muir Glen, Nature Valley, Oatmeal Crisp, Old El Paso, Pillsbury, Progresso, Raisin Nut Bran, Total, Totino’s, Trix, Wanchai Ferry, Wheaties, Yoki, and Yoplait. We protect these marks as appropriate through registrations in the United States and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely for as long as the trademarks are in use.

Some of our products are marketed under or in combination with trademarks that have been licensed from others for both long-standing products (e.g., Reese’s Puffs for cereal, Green Giant for vegetables in certain countries, and Cinnabon for refrigerated dough, frozen pastries, and baking products) and shorter term promotional products (e.g., fruit snacks sold under various third party equities).

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

We continue our focus on developing and marketing innovative, proprietary products, many of which use proprietary expertise, recipes and formulations. We consider the collective rights under our various patents, which expire from time to time, a valuable asset, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.

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

BACKLOG

Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of May 27, 2018, was not material.

WORKING CAPITAL

A description of our working capital is included in the Liquidity section of MD&A in Item 7 of this report. Our product return practices are described in Note 2 to the Consolidated Financial Statements in Item 8 of this report.

EMPLOYEES

As of May 27, 2018, we had approximately 40,000 full- and part-time employees.

QUALITY AND SAFETY REGULATION

The manufacture and sale of consumer and pet food products is highly regulated. In the United States, our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, Department of Commerce, and Environmental Protection Agency, as well as various state and local agencies. Our business is also regulated by similar agencies outside of the United States.

ENVIRONMENTAL MATTERS

As of May 27, 2018, we were involved with two active cleanup sites associated with the alleged or threatened release of hazardous substances or wastes located in Minneapolis, Minnesota and Moonachie, New Jersey.

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

EXECUTIVE OFFICERS

The section below provides information regarding our executive officers as of June 29, 2018:

Richard C. Allendorf, age 57, is Senior Vice President, General Counsel and Secretary. Mr. Allendorf joined General Mills in 2001 from The Pillsbury Company. He was promoted to Vice President, Deputy General Counsel in 2010, first overseeing the legal affairs of the U.S. Retail segment and Consumer Food Sales and then, in 2012, overseeing the legal affairs of the International segment and Global Ethics and Compliance. He was named to his present position in February 2015. Prior to joining General Mills, he practiced law with the Shearman and Sterling and Mackall, Crounse and Moore law firms. He was in finance with General Electric prior to his legal career.

William W. Bishop, Jr., age 47, is Group President, Pet. Mr. Bishop joined General Mills in connection with our acquisition of Blue Buffalo in April 2018. Prior to joining General Mills, Mr. Bishop served as Chief Executive Officer of Blue Buffalo since January 2017. From 2003 until January 2017 Mr. Bishop served as Chief Operating Officer of Blue Buffalo and was named President in 2012. He co-founded Blue Buffalo in 2002. He was named to his present position in April 2018.

Kofi A. Bruce, age 48, is Vice President, Controller. Mr. Bruce joined General Mills in 2009 as Vice President, Treasurer after serving in a variety of senior management positions with Ecolab and Ford Motor Company. He served as Treasurer until 2010 when he was named Vice President, Finance for Yoplait. Mr. Bruce reassumed his role as Vice President, Treasurer from 2012 until July 2014 when he was named Vice President, Finance for Convenience Stores & Foodservice. He served in that role until he was named to his present position in August 2017.

John R. Church, age 52, is Executive Vice President; Chief Supply Chain Officer and Global Business Solutions. Mr. Church joined General Mills in 1988 as a Product Developer in the Big G cereals division and held various positions before becoming Vice President, Engineering in 2003. In 2005, his role was expanded to include development of the Company’s strategy for the global sourcing of raw materials and manufacturing capabilities. He was named Vice President, Supply Chain Operations in 2007, Senior Vice President, Supply Chain in 2008, Executive Vice President, Supply Chain in July 2013, and to his present position in June 2017.

Peter C. Erickson, age 57, is Executive Vice President, Innovation, Technology and Quality. Mr. Erickson joined General Mills in 1994 as part of the Colombo yogurt acquisition. He has held various positions in Research & Development and became Vice President, Innovation, Technology and Quality in 2003 and Senior Vice President, Innovation, Technology and Quality in 2006. He was named to his present position in July 2013. Mr. Erickson will be retiring from the Company on August 1, 2018.

Jeffrey L. Harmening, age 51, is Chairman of the Board and Chief Executive Officer. Mr. Harmening joined General Mills in 1994 and served in various marketing roles in the Betty Crocker, Yoplait, and Big G cereal divisions. He was named Vice President, Marketing for CPW in 2003 and a Vice President of the Big G cereal division in 2007. In 2011, he was promoted to Senior Vice President for the Big G cereal division. Mr. Harmening was appointed Senior Vice President, Chief Executive Officer of CPW in 2012. Mr. Harmening returned from CPW in 2014 and was named Executive Vice President, Chief Operating Officer, U.S. Retail. He became President, Chief Operating Officer in July 2016. He was named Chief Executive Officer in June 2017 and Chairman of the Board in January 2018.

Christina Law, age 51, is Senior Vice President; Group President, Asia & Latin America. Ms. Law joined General Mills in 2012 as Vice President; President, Asia, Middle East and Africa. Prior to joining General Mills, Ms. Law held various marketing and general management roles around the globe with Johnson & Johnson and Procter & Gamble. She was named to her current position in January 2017.

Donal L. Mulligan, age 57, is Executive Vice President, Chief Financial Officer. Mr. Mulligan joined General Mills in 2001 from The Pillsbury Company. He served as Vice President, Financial Operations for our International division until 2004, when he was named Vice President, Financial Operations for Operations and Technology. Mr. Mulligan was appointed Treasurer in 2006 and Senior Vice President, Financial Operations in 2007. He was elected to his present position in 2007. From 1987 to 1998, he held several international positions at PepsiCo, Inc. and YUM! Brands, Inc. Mr. Mulligan is a director of Tennant Company.

Jon J. Nudi, age 48, is Group President, North America Retail. Mr. Nudi joined General Mills in 1993 as a Sales Representative and held a variety of roles in Consumer Foods Sales. In 2005, he moved into marketing roles in the Meals division and was elected Vice President in 2007. Mr. Nudi was named Vice President; President, Snacks, in 2010, Senior Vice President, President, Europe/Australasia in June 2014 and Senior Vice President; President, U.S. Retail in September 2016. He was named to his present position in January 2017.

Shawn P. O’Grady, age 54, is Group President, Convenience Stores & Foodservice; Senior Vice President, Global Revenue Development. Mr. O’Grady joined General Mills in 1990 and held several marketing roles in the Snacks, Meals and Big G cereal divisions. He was promoted to Vice President in 1998 and held marketing positions in the Betty Crocker and Pillsbury USA divisions. In 2004, he moved into Consumer Foods Sales, becoming Vice President, President, U.S. Retail Sales in 2007, Senior Vice President, President, Consumer

Foods Sales Division in 2010 and Senior Vice President, President, Sales & Channel Development in 2012. He was named to his current position in January 2017.

Ivan Pollard, age 55, is Senior Vice President, Global Chief Marketing Officer. Mr. Pollard assumed his current role in July 2017 when he joined General Mills from The Coca-Cola Company. At Coca-Cola, from 2011 to January 2014, Mr. Pollard served as Vice President, Global Connections until he was promoted to Senior Vice President, Strategic Marketing, a role he held until June 2017. Prior to joining The Coca-Cola Company, Mr. Pollard was a global partner at Naked Communications, a connections planning company. His prior communications planning experience included work at BMP, DDP Needham, and Wieden+Kennedy advertising agencies.

Bethany Quam, age 47, is Group President, Europe & Australia. Ms. Quam joined General Mills in 1993 and held a variety of positions before becoming Vice President, Strategic Planning in 2007. She was promoted to Vice President, Field Sales, Channels in 2012, Vice President; President, Convenience Stores & Foodservice in May 2014 and Senior Vice President; President, Europe & Australia in August 2016. She was named to her current position in January 2017.

Jacqueline Williams-Roll, age 49, is Senior Vice President, Chief Human Resources Officer. Ms. Williams-Roll joined General Mills in 1995. She held human resources leadership roles in Supply Chain, Finance, Marketing and Organization Effectiveness, and she also worked a large part of her career on businesses outside of the United States. She was named Vice President, Human Resources, International in 2010, and then promoted to Senior Vice President, Human Resources Operations in September 2013. She was named to her present position in September 2014. Prior to joining General Mills, she held sales and management roles with Jenny Craig International.

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

The categories in which we participate are very competitive, and if we are not able to compete effectively, our results of operations could be adversely affected.

The consumer and pet food categories in which we participate are very competitive. Our principal competitors in these categories are manufacturers, as well as retailers with their own branded and private label products. Competitors market and sell their products through brick-and-mortar stores and e-commerce. All of our principal competitors have substantial financial, marketing, and other resources. In most product categories, we compete not only with other widely advertised branded products, but also with regional brands and with generic and private label products that are generally sold at lower prices. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, convenient ordering and delivery to the consumer, and the ability to identify and satisfy consumer preferences. If our large competitors were to seek an advantage through pricing or promotional changes, we could choose to do the same, which could adversely affect our margins and profitability. If we did not do the same, our revenues and market share could be adversely affected. Our market share and revenue growth could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or by new product introductions of our competitors. If we are unable to build and sustain brand equity by offering recognizably superior product quality, we may be unable to maintain premium pricing over generic and private label products.

We may be unable to maintain our profit margins in the face of a consolidating retail environment.

There has been significant consolidation in the grocery industry, resulting in customers with increased purchasing power. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability and volume growth could be negatively impacted. In addition, the loss of any large customer could adversely affect our sales and profits. In fiscal 2018, Walmart accounted for 21 percent of our consolidated net sales and 30 percent of net sales of our North America Retail segment. In its fiscal year ended December 31, 2017, PetSmart (including Chewy.com as of June 1, 2017) and Petco accounted for 41 percent and 18 percent, respectively, of Blue Buffalo’s net sales. National pet superstore chains have experienced reduced store traffic. If national pet superstore chains continue to experience reduced store traffic, or experience any operational difficulties, our Pet segment operating results may be adversely affected. For more information on significant customers, please see Note 7 to the Consolidated Financial Statements in Item 8 of this report.

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

If our products become adulterated, misbranded, or mislabeled, we might need to recall those items and may experience product liability claims if consumers or their pets are injured.

We may need to recall some of our products if they become adulterated, misbranded, or mislabeled. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have an adverse effect on our business results and the value of our brands.

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

Maintaining and continually enhancing the value of our many iconic brands is critical to the success of our business. The value of our brands is based in large part on the degree to which consumers react and respond positively to these brands. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety, or our products becoming unavailable to consumers. Consumer demand for our products may also be impacted by changes in the level of advertising or promotional support. The use of social and digital media by consumers, us, and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social or digital media could seriously damage our brands and reputation. If we do not maintain the favorable perception of our brands, our business results could be negatively impacted.

Our international operations are subject to political and economic risks.

In fiscal 2018, 29 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

•	political and economic instability;
•	exchange controls and currency exchange rates;
•	tariffs on products and ingredients that we import and export;
•	nationalization of operations;
•	compliance with anti-corruption regulations;
•	foreign tax treaties and policies; and
•	restriction on the transfer of funds to and from foreign countries, including potentially negative tax consequences.

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

Our facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the production, packaging, labelling, storage, distribution, quality, and safety of food products and the health and safety of our employees. Our failure to comply with such laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. We advertise our products and could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. We may also be subject to new laws or regulations restricting our right to advertise our products, including restrictions on the audience to whom products are marketed. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected.

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

As of May 27, 2018, we had total debt, redeemable interests, and noncontrolling interests of $16.9 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:

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

As of May 27, 2018, we had $20.9 billion of goodwill and indefinite-lived intangible assets. Goodwill for each of our reporting units is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of the reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. Our Latin America and U.S. Yogurt reporting units have experienced declining business performance and we continue to monitor these businesses. While we currently believe that our goodwill is not impaired, different assumptions regarding the future performance of our businesses could result in significant impairment losses.

We evaluate the useful lives of our intangible assets, primarily intangible assets associated with the Blue Buffalo, Pillsbury, Totino’s, Progresso, Yoplait, Old El Paso, Yoki, Häagen-Dazs, and Annie’s brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

Our indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs including projected revenues from our long-range plan, assumed royalty rates which could be payable if we did not own the brands, and a discount rate. Our Yoki, Mountain High, Progresso, Food Should Taste Good, and Green Giant brands have experienced declining business performance, and we will continue to monitor these businesses. For further information on goodwill and intangible assets, please refer to Note 6 to the Consolidated Financial Statements in Item 8 of this report.

We may fail to realize all of the anticipated benefits of the Blue Buffalo acquisition or those benefits may take longer to realize than expected.

Our ability to realize the anticipated benefits of the Blue Buffalo acquisition will depend, to a large extent, on our ability to integrate Blue Buffalo, which is a complex, costly and time-consuming process. We have never operated in the pet food sector and our lack of experience in this sector may hinder our ability to manage Blue Buffalo successfully following the acquisition.

The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Blue Buffalo acquisition could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.

In addition, the integration of Blue Buffalo may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers and other business relationships. Additional integration challenges include:

•	diversion of management’s attention to integration matters;
•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition;
•	difficulties in the integration of operations and systems;
•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
•	difficulties in the assimilation of employees;
•	challenges in keeping existing customers, including Blue Buffalo’s largest customer that accounted for 41% of its fiscal year ended December 31, 2017 net sales and obtaining new customers;

•	difficulties in building and operating new and existing manufacturing facilities;
•	challenges in attracting and retaining key personnel;
•	the impact of potential liabilities we may be inheriting from Blue Buffalo; and
•	coordinating a geographically dispersed organization.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, which could adversely affect our business, financial condition, and results of operations and result in us becoming subject to litigation. In addition, even if Blue Buffalo is integrated successfully, the full anticipated benefits of the acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause reductions in our earnings per share and decrease or delay the expected accretive effect of the acquisition. As a result, it cannot be assured that the Blue Buffalo acquisition will result in the realization of the full or any anticipated benefits.

Blue Buffalo may underperform relative to our expectations.

The business and financial performance of Blue Buffalo are subject to certain risks and uncertainties. We may not be able to maintain the growth rate, levels of revenue, earnings, or operating efficiency that we and Blue Buffalo have achieved or might achieve separately. Our failure to do so could have a material adverse effect on our financial condition and results of operations.

Our failure to successfully integrate other acquisitions into our existing operations could adversely affect our financial results.

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

As of May 27, 2018, we operated 52 facilities for the production of a wide variety of food products. Of these facilities, 27 are located in the United States (1 of which is leased), 4 in the Greater China region, 2 in the Asia/Middle East/Africa Region (1 of which is leased), 3 in Canada (2 of which are leased), 9 in Europe/Australia, and 7 in Latin America and Mexico. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

North America Retail

•	Carson, California
•	St. Hyacinthe, Canada
•	Covington, Georgia
•	Belvidere, Illinois
•	Geneva, Illinois
•	Cedar Rapids, Iowa
•	Irapuato, Mexico
•	Reed City, Michigan
•	Fridley, Minnesota
•	Hannibal, Missouri
•	Albuquerque, New Mexico
•	Buffalo, New York
•	Cincinnati, Ohio
•	Wellston, Ohio
•	Murfreesboro, Tennessee
•	Milwaukee, Wisconsin

Convenience Stores & Foodservice

•	Chanhassen, Minnesota
•	Joplin, Missouri

Europe & Australia

•	Mt. Waverly, Australia
•	Rooty Hill, Australia
•	Arras, France
•	Labatut, France
•	Le Mans, France
•	Moneteau, France
•	Vienne, France
•	Inofita, Greece
•	San Adrian, Spain

Asia & Latin America

•	Cambara, Brazil
•	Campo Nova do Pareceis, Brazil
•	Nova Prata, Brazil
•	Paranavai, Brazil
•	Pouso Alegre, Brazil
•	Recife, Brazil
•	Ribeirao Claro, Brazil
•	Sanhe, China
•	Shanghai, China
•	Guangzhou, China
•	Kunshan, China
•	Nashik, India
•	Anseong-si, Korea

Pet

•	Joplin, Missouri

We operate numerous grain elevators in the United States in support of our domestic manufacturing activities. We also utilize approximately 13 million square feet of warehouse and distribution space, nearly all of which is leased, that primarily supports our North America Retail segment. We own and lease a number of dedicated sales and administrative offices around the world, totaling approximately 3 million square feet. We have additional warehouse, distribution, and office space in our plant locations.

As part of our Häagen-Dazs business in our Europe & Australia and Asia & Latin America segments, we operate 507 (all leased) and franchise 372 branded ice cream parlors in various countries around the world, all outside of the United States and Canada.

ITEM 3    Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 27, 2018, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4    Mine Safety Disclosures

None.

PART II

ITEM	5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “GIS.” On June 7, 2018, there were approximately 30,000 record holders of our common stock. Information regarding the market prices for our common stock and dividend payments for the two most recent fiscal years is set forth in Note 18 to the Consolidated Financial Statements in Item 8 of this report.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 27, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
February 26, 2018-
April 1, 2018	250	$50.57	250	39,525,004
April 2, 2018-
April 29, 2018	9,437	45.06	9,437	39,515,567
April 30, 2018-
May 27, 2018	-	-	-	39,515,567
Total	9,687	$45.20	9,687	39,515,567
(a)	The total number of shares purchased includes shares of common stock withheld for the payment of withholding taxes upon the distribution of deferred option units.
(b)	On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

ITEM 6    Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 27, 2018:

In Millions, Except Per Share Data, Percentages and Ratios	Fiscal Year
	2018	2017	2016	2015 (a)	2014
Operating data:
Net sales	$15,740.4	$15,619.8	$16,563.1	$17,630.3	$17,909.6
Gross margin (b)	5,427.5	5,563.8	5,829.5	5,949.2	6,369.8
Selling, general, and administrative expenses	2,752.6	2,801.3	3,118.9	3,328.0	3,474.3
Operating profit	2,509.3	2,566.4	2,707.4	2,077.3	2,957.4
Total segment operating profit (c)	2,791.7	2,952.6	2,999.5	3,035.0	3,153.9
Net earnings attributable to General Mills	2,131.0	1,657.5	1,697.4	1,221.3	1,824.4
Advertising and media expense	575.9	623.8	754.4	823.1	869.5
Research and development expense	219.1	218.2	222.1	229.4	243.6
Average shares outstanding:
Diluted	585.7	598.0	611.9	618.8	645.7
Earnings per share:
Diluted	$3.64	$2.77	$2.77	$1.97	$2.83
Diluted, excluding certain items affecting comparability (c)	$3.11	$3.08	$2.92	$2.86	$2.82
Operating ratios:
Gross margin as a percentage of net sales	34.5%	35.6%	35.2%	33.7%	35.6%
Selling, general, and administrative expenses as a percentage of net sales	17.5%	17.9%	18.8%	18.9%	19.4%
Operating profit as a percentage of net sales	15.9%	16.4%	16.3%	11.8%	16.5%
Adjusted operating profit as a percentage of net sales (b) (c)	17.2%	18.1%	16.8%	15.9%	16.2%
Total segment operating profit as a percentage of net sales (c)	17.7%	18.9%	18.1%	17.2%	17.6%
Effective income tax rate	2.7%	28.8%	31.4%	33.3%	33.3%
Return on average total capital (b)	12.7%	12.7%	12.9%	9.1%	12.5%
Adjusted return on average total capital (b) (c)	9.7%	11.6%	11.3%	11.2%	11.6%
Balance sheet data:
Land, buildings, and equipment	$4,047.2	$3,687.7	$3,743.6	$3,783.3	$3,941.9
Total assets	30,624.0	21,812.6	21,712.3	21,832.0	23,044.7
Long-term debt, excluding current portion	12,668.7	7,642.9	7,057.7	7,575.3	6,396.6
Total debt (b)	15,818.6	9,481.7	8,430.9	9,191.5	8,758.9
Cash flow data:
Net cash provided by operating activities (d)	$2,841.0	$2,415.2	$2,764.2	$2,648.5	$2,622.4
Capital expenditures	622.7	684.4	729.3	712.4	663.5

Free cash flow (b) (c)	2,218.3	1,730.8	2,034.9	1,936.1	1,958.9
Fixed charge coverage ratio (b)	5.89	7.26	7.40	5.54	8.04
Operating cash flow to debt ratio (b)	18.0%	25.5%	32.8%	28.8%	29.9%
Share data:
Low stock price	$41.21	$55.91	$54.12	$48.86	$46.86
High stock price	60.20	72.64	65.36	57.14	54.40
Closing stock price	42.64	57.32	62.87	56.15	53.81
Cash dividends per common share	1.96	1.92	1.78	1.67	1.55
(a)	Fiscal 2015 was a 53-week year; all other fiscal years were 52 weeks.
(b)	See “Glossary” in Item 8 of this report for definition.
(c)	See “Non-GAAP Measures” in Item 7 of this report for our discussion of this measure not defined by generally accepted accounting principles.
(d)	In fiscal 2018, we adopted new requirements for the accounting and presentation of stock-based payments. This resulted in the reclassification of realized windfall tax benefits and employee tax withholdings in our Consolidated Statements of Cash Flows. Please see Note 2 to the Consolidated Financial Statements in Item 8 of this report.

ITEM 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

We are a global packaged foods company. We develop distinctive value-added food products and market them under unique brand names. We work continuously to improve our core products and to create new products that meet consumers’ evolving needs and preferences. In addition, we build the equity of our brands over time with strong consumer-directed marketing, innovative new products, and effective merchandising. We believe our brand-building strategy is the key to winning and sustaining leading share positions in markets around the globe.

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

Fiscal 2018 represented an important step in returning our business to sustainable topline growth. We made significant progress toward competing more effectively, with strong innovation, marketing, and in-store execution driving positive organic sales growth in each of our last three fiscal quarters. We also moved to reshape our portfolio for future growth with the acquisition of Blue Buffalo, a fast-growing, highly profitable pet food business. While our full-year profit results fell short of our initial plans, we finished fiscal 2018, delivering growth in net sales, total segment operating profit, adjusted operating profit margin, and adjusted diluted EPS in the fourth quarter. We maintained a disciplined focus on cash generation, resulting in significant growth in free cash flow this year. We generated substantial Holistic Margin Management (HMM) savings, and we reached our expected annualized savings goal of $700 million in fiscal 2018, compared to the fiscal 2015 base, from recent restructuring actions. However, these results were not enough to offset heightened input cost inflation, increases in other costs impacting cost of sales, and higher merchandising expense. Importantly, we made investments to accelerate our differential growth platforms and expanded our capabilities in e-commerce and Strategic Revenue Management (SRM), which are critical to future growth.

Net sales growth rates for our North American Retail operating segment improved significantly compared to fiscal 2017 as good consumer marketing support, strong innovation, and improved in-store execution helped restore momentum. Our Convenience Stores & Foodservice operating segment’s net sales increased on innovation behind Focus 6 platforms and market-index pricing on flour. Our Europe & Australia segment’s net sales increased on favorable foreign currency exchange and successful innovation and distribution expansion for ice cream and snack bars. In our Asia & Latin America segment, improved in-market execution in Asia was overshadowed by a difficult general ledger implementation and a comparison to fiscal 2017 that included an extra month of results reported for Brazil. All of our segments’ operating profit results were impacted by higher than expected input cost inflation that was not fully offset by our HMM initiatives.

Our consolidated net sales for fiscal 2018 rose 1 percent to $15.7 billion. On an organic basis, net sales essentially matched year-ago levels. Operating profit of $2.5 billion decreased 2 percent. Total segment operating profit of $2.8 billion declined 5 percent and declined 6 percent on a constant-currency basis. Diluted EPS of $3.64 was up 31 percent compared to fiscal 2017. Adjusted diluted EPS, which excludes certain items affecting comparability of results, was up 1 percent to $3.11 per share and was flat on a constant-currency basis. Our return on average total capital was 12.7 percent, and adjusted return on average total capital decreased 190 basis points to 9.7 percent and decreased 200 basis points on a constant-currency basis (See the “Non-GAAP Measures” section below for a description of our use of measures not defined by generally accepted accounting principles (GAAP)).

Net cash provided by operations totaled $2.8 billion in fiscal 2018 representing a conversion rate of 131 percent of net earnings, including earnings attributable to redeemable and noncontrolling interests. This cash generation supported capital investments totaling $623 million, and our resulting free cash flow was $2.2 billion at a conversion rate of 120 percent of adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests. We also returned significant cash to shareholders through dividends totaling $1.1 billion and share repurchases totaling $602 million.

A detailed review of our fiscal 2018 performance appears below in the section titled “Fiscal 2018 Consolidated Results of Operations.”

As we turn to fiscal 2019, we remain focused on our Consumer First strategy and our global growth priorities to further improve our topline momentum. We plan to compete effectively across all our brands and geographies, increase investments to accelerate our differential growth platforms, and maximize the growth opportunities for Blue Buffalo as we integrate the business into the General Mills portfolio. We also plan to maintain our efficiency in this more inflationary cost environment, and we have initiatives underway to help protect our profitability. We expect the operating environment in fiscal 2019 to continue to be dynamic, requiring us to increase our agility while remaining focused on delivering on consumers’ expectations. Our fiscal 2019 targets reflect the investments we are making to enhance our capabilities and accelerate our growth, as well as the impact of adding Blue Buffalo to our portfolio. We believe that these initiatives will drive strong returns over the long term and further advance us toward our goal of consistently delivering profitable growth and top-tier returns for our shareholders.

Our key full-year fiscal 2019 targets include:

•	Organic net sales are expected to be in a range between flat and up 1 percent. Including the impact of the Blue Buffalo acquisition, net sales are expected to increase 9 to 10 percent.
•	Constant-currency adjusted operating profit is expected to increase 6 to 9 percent from the base of $2.7 billion reported in fiscal 2018.
•	Constant-currency adjusted diluted EPS are expected to range between flat and down 3 percent from the base of $3.11 earned in fiscal 2018. This estimate includes a 4-cent headwind related to the Blue Buffalo acquisition, driven by the impact of purchase accounting.

We continue to pursue our Consumer First strategy and execute against our three key growth priorities: 1) competing effectively on all brands and across all geographies through strong innovation, effective consumer marketing, and excellent in-store execution; 2) accelerating growth on our four differential growth platforms including Häagen-Dazs ice cream, snack bars, Old El Paso Mexican food, and our portfolio of natural and organic food brands; and 3) reshaping our portfolio through growth-enhancing transactions, including the recent acquisition of Blue Buffalo. We also intend to pursue divestitures of growth-dilutive businesses to further reshape our portfolio. By focusing on these priorities, we expect to generate consistent topline growth, which, when balanced with a disciplined focus on margin expansion, cash conversion, and cash returns, should create significant value for our shareholders.

See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

Certain terms used throughout this report are defined in a glossary in Item 8 of this report.

FISCAL 2018 CONSOLIDATED RESULTS OF OPERATIONS

On April 24, 2018, we acquired Blue Buffalo, which became our Pet operating segment. We are reporting the Pet operating segment results on a one-month lag and accordingly, in fiscal 2018, our results do not include Pet segment operating results.

In fiscal 2018, net sales increased 1 percent compared to last year. Operating profit margin of 15.9 percent was down 50 basis points from year-ago levels primarily driven by lower segment operating profit results partially offset by a decrease in restructuring, impairment, and other exit costs and favorable mark-to-market valuation of certain commodity positions. Adjusted operating profit margin decreased 90 basis points to 17.2 percent, primarily driven by higher input costs including currency-driven inflation on imported products in certain markets partially offset by lower selling, general and administrative expenses. Diluted earnings per share of $3.64 increased 31 percent compared to fiscal 2017, and adjusted diluted EPS, which excludes certain items affecting comparability, essentially matched year-ago levels on a constant-currency basis (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for fiscal 2018 follows:

Fiscal 2018	In millions, except per share	Fiscal 2018 vs. Fiscal 2017	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$15,740.4	1%
Operating profit	2,509.3	(2) %	15.9%
Net earnings attributable to General Mills	2,131.0	29%
Diluted EPS	$3.64	31%

Organic net sales growth rate (a)		Flat
Total segment operating profit (a)	2,791.7	(5) %		(6) %
Adjusted operating profit margin (a)			17.2%
Diluted EPS, excluding certain items affecting comparability (a)	$3.11	1%		Flat

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Fiscal 2018	Fiscal 2018 vs. Fiscal 2017	Fiscal 2017
Net sales (in millions)	$15,740.4	1%	$15,619.8

Contributions from volume growth (a)		(1)pt
Net price realization and mix		1 pt
Foreign currency exchange		1 pt

(a)	Measured in tons based on the stated weight of our product shipments.

The 1 percent increase in net sales in fiscal 2018 was primarily driven by favorable net price realization and mix and favorable foreign currency exchange, partially offset by lower contributions from volume growth. The Convenience Stores & Foodservice and Europe & Australia segments contributed to the increase in net sales in fiscal 2018 compared to the same period last year, while the North America Retail and Asia & Latin America segments decreased.

Organic net sales in fiscal 2018 were flat compared to fiscal 2017, with contributions from organic volume growth in the Convenience Stores & Foodservice segment offset by organic volume declines in the Europe & Australia and Asia & Latin America segments.

Components of organic net sales growth are shown in the following table:

Fiscal 2018 vs. Fiscal 2017
Contributions from organic volume growth (a)	(1)pt
Organic net price realization and mix	1 pt

Organic net sales growth	Flat
Foreign currency exchange	1 pt
Acquisitions and divestitures	Flat

Net sales growth	1 pt

(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $257 million in fiscal 2018 to $10,313 million. The increase included a $452 million increase attributable to product rate and mix and a $116 million decrease attributable to lower volume. We recorded a $32 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net decrease of $14 million in fiscal 2017. In fiscal 2018, we recorded $14 million of restructuring charges in cost of sales compared to $42 million in fiscal 2017. We also recorded $11 million of restructuring initiative project-related costs in cost of sales in fiscal 2018 compared to $44 million in fiscal 2017 (please see Note 4 to the Consolidated Financial Statements in Item 8 of this report).

Gross margin declined 2 percent in fiscal 2018 versus fiscal 2017. Gross margin as a percent of net sales of 34 percent decreased 110 basis points compared to fiscal 2017.

Selling, general and administrative (SG&A) expenses decreased $49 million to $2,753 million in fiscal 2018 compared to fiscal 2017. The decrease in SG&A expenses primarily reflects savings from cost management initiatives and an 8 percentage point decrease in media and advertising expense. In addition, we recorded $34 million of transaction and integration costs related to our acquisition of Blue Buffalo. SG&A expenses as a percent of net sales in fiscal 2018 decreased 40 basis points compared to fiscal 2017.

Restructuring, impairment, and other exit costs totaled $166 million in fiscal 2018 compared to $183 million in fiscal 2017.

During the fourth quarter of fiscal 2018, we executed our fiscal 2019 planning process and preliminary long-range planning process, which resulted in lower future sales and profitability projections in our plans for our businesses supporting the Yoki, Mountain High, and Immaculate Baking brand intangible assets. As a result, we recorded a $97 million impairment charge in the fourth quarter of fiscal 2018.

In fiscal 2018, we approved global cost savings initiatives designed to reduce administrative costs and align resources behind high growth initiatives. We recorded $49 million of restructuring charges relating to this action in fiscal 2018.

Other charges associated with our restructuring initiatives recognized in fiscal 2018, 2017 and 2016 consisted of the following:

	As Reported								Estimated
In Millions	Fiscal 2018		Fiscal 2017		Fiscal 2016		Prior to Fiscal 2016		Future		Total
	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Charge	Cash	Savings (b)
Global reorganization	$(2.2)	$40.3	$72.1	$20.0	$-	$-	$-	$-	$-	$8	$70	$68
Closure of Melbourne, Australia plant	15.7	9.2	21.9	1.6	-	-	-	-	2	(4)	40	7
Restructuring of certain international product lines	(0.1)	0.3	45.1	10.3	-	-	-	-	1	(6)	46	5
Closure of Vineland, New Jersey plant	12.8	2.7	41.4	7.3	-	-	-	-	-	1	54	11
Project Compass	0.4	3.4	(0.4)	12.8	54.7	36.1	-	-	-	1	55	53
Project Century	7.8	(5.2)	44.0	49.4	182.6	34.1	181.8	12.0	-	1	416	91
Project Catalyst	-	1.4	-	1.3	(7.5)	47.8	148.4	45.0	-	-	141	96
Combination of certain operational facilities	(1.0)	(0.8)	-	5.1	-	4.5	13.9	6.5	-	1	13	16
Other	-	-	-	-	-	0.1	(0.6)	0.1	-	-	(1)	-

Total restructuring charges (a)	33.4	51.3	224.1	107.8	229.8	122.6	343.5	63.6	3	2	834	347
Project-related costs classified in cost of sales	11.3	10.9	43.9	46.9	57.5	54.5	13.2	9.7	4	8	130	130

Restructuring charges and project-related costs	$44.7	$62.2	$268.0	$154.7	$287.3	$177.1	$356.7	$73.3	$7	$10	$964	$477

Cumulative annual savings													$700

(a)	Includes restructuring charges recorded in cost of sales of $14.0 million in fiscal 2018, $41.5 million in fiscal 2017, and $78.4 million in fiscal 2016.
(b)	Cumulative annual savings, versus fiscal 2015 base, in fiscal 2018. Includes savings from SG&A cost reduction projects. Does not include savings from global cost savings initiatives approved in the fourth quarter of fiscal 2018.

Please refer to Note 4 to the Consolidated Financial Statements in Item 8 of this report for more information regarding our restructuring activities.

Interest, net for fiscal 2018 totaled $374 million, $79 million higher than fiscal 2017, primarily driven by $36 million of charges related to the bridge term loan credit facility that provided backup financing for the Blue Buffalo acquisition, higher average debt balances, and $14 million of charges related to the repurchase of medium term notes, partially offset by changes in the mix of debt.

Our consolidated effective tax rate for fiscal 2018 was 2.7 percent compared to 28.8 percent in fiscal 2017. The 26.1 percentage point decrease was primarily due to the provisional net benefit of $524 million recorded in fiscal 2018 related to the Tax Cuts and Jobs Act (TCJA). Our effective tax rate excluding certain items affecting comparability was 25.7 percent in fiscal 2018 compared to 29.2 percent in fiscal 2017 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 3.5 percentage point decrease in the effective tax rate excluding certain items affecting comparability was primarily due to the lower U.S. federal blended statutory rate for fiscal 2018 as a result of the TCJA, partially offset by certain discrete events recorded during fiscal 2017.

On December 22, 2017, the TCJA was signed into law. The TCJA significantly revised the U.S. corporate income tax system, including a reduction in the U.S. corporate income tax rate, implementation of a territorial system, and a one-time deemed repatriation tax on untaxed foreign earnings. The TCJA also resulted in a U.S. federal blended statutory rate of 29.4 percent for us in fiscal 2018. Generally, the impacts of the new legislation would be required to be recorded in the period of enactment, which for us was the third quarter of fiscal 2018. However, Accounting Standards Update 2018-05: Income Taxes (Topic 740) (ASU 2018-05) was issued with guidance allowing for the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA. Please see Note 14 to the Consolidated Financial Statements in Item 8 of this report for additional information.

After-tax earnings from joint ventures of $85 million in fiscal 2018 was flat compared to fiscal 2017, as favorable foreign currency exchange for CPW was offset by unfavorable foreign currency exchange and lower net sales for HDJ and our $2 million after-tax share of a restructuring charge at CPW. On a constant-currency basis, after-tax earnings from joint ventures decreased 3 percent, including the CPW restructuring charge (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Fiscal 2018 vs. Fiscal 2017	CPW	HDJ
Contributions from volume growth (a)	Flat	2 pts
Net price realization and mix	Flat	(1) pt
Foreign currency exchange	5 pts	(2) pts

Net sales growth	5 pts	(1) pt

(a)	Measured in tons based on the stated weight of our product shipments.

The change in net sales for each joint venture on a constant-currency basis is set forth in the following table:

Fiscal 2018 vs. Fiscal 2017
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Joint Venture Net Sales on Constant-Currency Basis
CPW	5%	5 pts	Flat
HDJ	(1)%	(2)pts	1%

Joint Ventures	4%	4 pts	Flat

Average diluted shares outstanding decreased by 12 million in fiscal 2018 from fiscal 2017 due to share repurchases, partially offset by the issuance of 22.7 million shares of stock to finance a portion of the Blue Buffalo acquisition and option exercises.

FISCAL 2017 CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2017 includes an additional month of results from General Mills Brasil Alimentos Ltda (Yoki) (please refer to Note 1 to the Consolidated Financial Statements in Item 8 of this report).

In fiscal 2017, operating results reflected challenging net sales performance. However, we continued to make progress against our cost savings and margin expansion initiatives. The net sales decline of 6 percent was driven by declining contributions from volume in the North America Retail and Europe & Australia segments including the impact of the divestiture of the North American Green Giant product lines in fiscal 2016, which were partially offset by favorable net price realization and mix. Operating profit margin of 16.4 percent was up 10 basis points from fiscal 2016 levels primarily driven by benefits from cost savings and spending optimization initiatives and favorable net price realization, partially offset by the gain from the Green Giant divestiture. Adjusted operating profit margin increased 130 basis points to 18.1 percent, driven by benefits from cost savings and spending optimization initiatives and favorable net price realization. Diluted EPS of $2.77 was flat to fiscal 2016 and adjusted diluted EPS, which excludes certain items affecting comparability, on a constant-currency basis increased 6 percent compared to fiscal 2016 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for fiscal 2017 follows:

Fiscal 2017	In millions, except per share	Fiscal 2017 vs. Fiscal 2016	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$15,619.8	(6) %
Operating profit	2,566.4	(5) %	16.4%
Net earnings attributable to General Mills	1,657.5	(2) %
Diluted earnings per share	$2.77	Flat

Organic net sales growth rate (a)		(4) %
Total segment operating profit (a)	2,952.6	(2) %		(1) %
Adjusted operating profit margin (a)			18.1%
Diluted earnings per share, excluding certain items affecting comparability (a)	$3.08	5%		6%

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Fiscal 2017	Fiscal 2017 vs. Fiscal 2016	Fiscal 2016
Net sales (in millions)	$15,619.8	(6)%	$16,563.1

Contributions from volume growth (a)		(8)pts
Net price realization and mix		3 pts
Foreign currency exchange		(1)pt

(a)	Measured in tons based on the stated weight of our product shipments.

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

Components of organic net sales growth are shown in the following table:

Fiscal 2017 vs. Fiscal 2016
Contributions from organic volume growth (a)	(7)pts
Organic net price realization and mix	3 pts

Organic net sales growth	(4)pts
Foreign currency exchange	(1)pt
Acquisitions and divestitures (b)	(1)pt

Net sales growth	(6)pts

(a)	Measured in tons based on the stated weight of our product shipments.

(b) Primarily the Green Giant divestiture in fiscal 2016.

Cost of sales decreased $678 million in fiscal 2017 to $10,056 million. The decrease included an $814 million decrease attributable to lower volume and a $137 million increase attributable to product rate and mix. We recorded a $14 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories as described in Note 7 to the Consolidated Financial Statements in Item 8 of this report, compared to a net decrease of $63 million in fiscal 2016. In fiscal 2017, we recorded $42 million of restructuring charges in cost of sales compared to $78 million in fiscal 2016. We also recorded $44 million of restructuring initiative project-related costs in cost of sales in fiscal 2017 compared to $58 million in fiscal 2016 (please see Note 4 to the Consolidated Financial Statements in Item 8 of this report).

Gross margin declined 5 percent in fiscal 2017 versus fiscal 2016. Gross margin as a percent of net sales of 36 percent increased 40 basis points compared to fiscal 2016.

SG&A expenses decreased $318 million to $2,801 million in fiscal 2017 versus fiscal 2016 primarily due to a 17 percentage point decrease in media and advertising expense and cost savings initiatives. SG&A expenses as a percent of net sales decreased 90 basis points compared to fiscal 2016.

During fiscal 2017, we recorded a $14 million divestiture loss from the sale of our Martel, Ohio manufacturing facility. Divestiture net gain totaled $148 million in fiscal 2016 primarily from the sale of Green Giant (please refer to Note 3 of the Consolidated Financial Statements in Item 8 of this report).

Restructuring, impairment, and other exit costs totaled $183 million in fiscal 2017 compared to $151 million in fiscal 2016.

Total charges associated with our restructuring initiatives recognized in fiscal 2017 and 2016 consisted of the following:

	As Reported
In Millions	Fiscal 2017		Fiscal 2016
	Charge	Cash	Charge	Cash
Global reorganization	$72.1	$20.0	$-	$-

Closure of Melbourne, Australia plant	21.9	1.6	-	-

Restructuring of certain international product lines	45.1	10.3	-	-

Closure of Vineland, New Jersey plant	41.4	7.3	-	-

Project Compass	(0.4)	12.8	54.7	36.1

Total Century (a)	44.0	49.4	182.6	34.1

Project Catalyst	-	1.3	(7.5)	47.8

Combination of certain operational facilities	-	5.1	-	4.5

Other	-	-	-	0.1

Total restructuring charges (a)	224.1	107.8	229.8	122.6

Project-related costs recorded in costs of sales	43.9	46.9	57.5	54.5

Restructuring charges and project-related costs	$268.0	$154.7	$287.3	$177.1

(a)	Includes $41.5 million of restructuring charges recorded in cost of sales in fiscal 2017 and $78.4 million in fiscal 2016.

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

After-tax earnings from joint ventures for fiscal 2017 decreased to $85 million compared to $88 million in fiscal 2016 primarily driven by unfavorable foreign currency exchange and an asset write-off for CPW, partially offset by contributions from volume growth and favorable foreign currency exchange for HDJ. On a constant-currency basis, after-tax earnings from joint ventures decreased 6 percent (see the “Non-GAAP Measures” section below for a description of our use of these measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Fiscal 2017 vs. Fiscal 2016	CPW	HDJ
Contributions from volume growth (a)	3 pts	6 pts
Net price realization and mix	Flat	2 pts
Foreign currency exchange	(5) pts	10 pts

Net sales growth	(2) pts	18 pts

(a)	Measured in tons based on the stated weight of our product shipments.

The change in net sales for each joint venture on a constant-currency basis is set forth in the following table:

Fiscal 2017 vs. Fiscal 2016
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Joint Venture Net Sales on Constant-Currency Basis
CPW	(2)%	(5)pts	3%
HDJ	18%	10 pts	8%

Joint Ventures	2%	(2)pts	4%

Average diluted shares outstanding decreased by 14 million in fiscal 2017 from fiscal 2016 due to share repurchases, partially offset by option exercises.

RESULTS OF SEGMENT OPERATIONS

On April 24, 2018, we acquired Blue Buffalo, which became our Pet operating segment. Our businesses are now organized into five operating segments: North America Retail; Convenience Stores & Foodservice; Europe & Australia; Asia & Latin America; and Pet. We are reporting the Pet operating segment results on a one-month lag and accordingly, in fiscal 2018, our results do not include Pet segment operating results.

In the third quarter of fiscal 2017, we announced a new global organization structure to streamline our leadership, enhance global scale, and drive improved operational agility to maximize our growth capabilities. We restated our fiscal 2016 net sales by segment and segment operating profit amounts to reflect our new operating segments. These segment changes had no effect on previously reported consolidated net sales, operating profit, net earnings attributable to General Mills, or earnings per share.

The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal 2018, 2017, and 2016:

	Fiscal Year
	2018		2017		2016
In Millions	Dollars	Percent of Total	Dollars	Percent of Total	Dollars	Percent of Total

Net Sales
North America Retail	$10,115.4	64%	$10,196.9	65%	$10,936.6	66%
Convenience Stores & Foodservice	1,930.2	12	1,870.0	12	1,923.8	12
Europe & Australia	1,984.6	13	1,824.5	12	1,998.0	12
Asia & Latin America	1,710.2	11	1,728.4	11	1,704.7	10

Total	$15,740.4	100%	$15,619.8	100%	$16,563.1	100%

Segment Operating Profit
North America Retail	$2,217.4	80%	$2,303.6	78%	$2,351.2	78%
Convenience Stores & Foodservice	392.6	14	401.2	14	378.9	13
Europe & Australia	142.1	5	164.2	5	200.3	7
Asia & Latin America	39.6	1	83.6	3	69.1	2

Total	$2,791.7	100%	$2,952.6	100%	$2,999.5	100%

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

North America Retail net sales were as follows:

	Fiscal 2018	Fiscal 2018 vs. 2017 Percentage Change	Fiscal 2017	Fiscal 2017 vs. 2016 Percentage Change	Fiscal 2016
Net sales (in millions)	$10,115.4	(1)%	$10,196.9	(7)%	$10,936.6
Contributions from volume growth (a)		Flat		(11)pts
Net price realization and mix		(1)pt		4 pts
Foreign currency exchange		Flat		Flat
(a)	Measured in tons based on the stated weight of our product shipments.

The 1 percent decrease in North America Retail net sales for fiscal 2018 was driven by declines in the U.S. Yogurt operating unit partially offset by growth in the U.S. Snacks and Canada operating units.

The 7 percent decrease in North America Retail net sales for fiscal 2017 was driven by declines in the U.S. Meals & Baking, U.S. Yogurt, U.S. Cereal, and Canada operating units. The decline in net sales also includes the impact of the Green Giant divestiture from the U.S. Meals & Baking and Canada operating units in fiscal 2016.

The components of North America Retail organic net sales growth are shown in the following table:

	Fiscal 2018 vs. 2017 Percentage Change	Fiscal 2017 vs. 2016 Percentage Change
Contributions from organic volume growth (a)	Flat	(9)pts
Organic net price realization and mix	(1)pt	4 pts
Organic net sales growth	(1)pt	(5)pts
Foreign currency exchange	Flat	Flat
Acquisitions and divestitures (b)	Flat	(2)pts
Net sales growth	(1)pt	(7)pts

(a)	Measured in tons based on the stated weight of our product shipments.
(b)	Primarily the Green Giant divestiture in fiscal 2016.

North America Retail organic net sales decreased 1 percentage point in fiscal 2018, compared to fiscal 2017, driven by unfavorable organic net price realization and mix. North America Retail organic net sales decreased 5 percentage points in fiscal 2017 which reflects the impact of reduced marketing and higher pricing as a result of lower promotional spending.

Net sales for our North America Retail operating units are shown in the following table:

	Fiscal Year
In Millions	2018	2017	2016
U.S. Meals & Baking (a)	$3,865.7	$3,876.6	$4,297.3
U.S. Cereal	2,251.8	2,251.8	2,312.8
U.S. Snacks (a)	2,140.5	2,098.2	2,094.3
Canada	930.0	906.0	929.5
U.S. Yogurt and Other	927.4	1,064.3	1,302.7
Total (a)	$10,115.4	$10,196.9	$10,936.6
(a)	Fiscal 2016 net sales for the U.S. Meals & Baking and U.S. Snacks operating units include an additional month of results from Annie’s.

North America Retail net sales percentage change by operating unit are shown in the following table:

	Fiscal 2018 vs. 2017	Fiscal 2017 vs. 2016
U.S. Yogurt	(12)%	(18)%
U.S. Meals & Baking (a)	Flat	(10)
U.S. Cereal	Flat	(3)
Canada (b)	3	(2)
U.S. Snacks (a)	2	Flat
Total (a)	(1)%	(7)%
(a)	Fiscal 2016 net sales for the U.S. Meals & Baking and U.S. Snacks operating units include an additional month of results from Annie’s.
(b)	On a constant currency basis, Canada operating unit net sales decreased 1 percent in fiscal 2018 and decreased 2 percent in fiscal 2017. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Segment operating profit decreased 4 percent to $2,217 million in fiscal 2018, compared to $2,304 million in fiscal 2017, driven primarily by higher input costs and increased merchandising, partially offset by lower SG&A expenses, including a 10 percent decline in media and advertising expense. Segment operating profit decreased 4 percent on a constant-currency basis in fiscal 2018 compared to fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

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

Convenience Stores & Foodservice net sales were as follows:

	Fiscal 2018	Fiscal 2018 vs. 2017 Percentage Change	Fiscal 2017	Fiscal 2017 vs. 2016 Percentage Change	Fiscal 2016
Net sales (in millions)	$1,930.2	3%	$1,870.0	(3)%	$1,923.8
Contributions from volume growth (a)		1 pt		Flat
Net price realization and mix		2 pts		(3)pts
(a)	Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales increased 3 percent in fiscal 2018, reflecting higher net sales across the portfolio driven by favorable net price realization and mix and increased contributions from volume growth.

The 3 percent decline in fiscal 2017 Convenience Stores & Foodservice net sales was driven primarily by market index pricing on bakery flour and volume declines in non-Focus 6 platforms, partially offset by an increase in the Focus 6 platforms.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Fiscal 2018 vs. 2017 Percentage Change	Fiscal 2017 vs. 2016 Percentage Change
Contributions from organic volume growth (a)	1 pt	Flat
Organic net price realization and mix	2 pts	(3)pts
Organic net sales growth	3 pts	(3)pts
Net sales growth	3 pts	(3)pts

(a)	Measured in tons based on the stated weight of our product shipments.

Segment operating profit decreased 2 percent to $393 million in fiscal 2018, compared to $401 million in fiscal 2017, primarily driven by higher input costs, partially offset by higher net sales. In fiscal 2017, segment operating profit was $401 million, an increase of 6 percent from $379 million in fiscal 2016 primarily driven by lower input costs and benefits from cost savings initiatives.

EUROPE & AUSTRALIA SEGMENT

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

Europe & Australia net sales were as follows:

	Fiscal 2018	Fiscal 2018 vs. 2017 Percentage Change	Fiscal 2017	Fiscal 2017 vs. 2016 Percentage Change	Fiscal 2016
Net sales (in millions) (a)	$1,984.6	9%	$1,824.5	(9)%	$1,998.0
Contributions from volume growth (b)		(1)pt		(7)pts
Net price realization and mix		3 pts		3 pts
Foreign currency exchange		7 pts		(5)pts
(a)	The 9 percent decline in fiscal 2017 net sales for the Europe & Australia segment includes approximately 3 percentage points of decline due to an additional month of results from Yoplait SAS in fiscal 2016.
(b)	Measured in tons based on the stated weight of our product shipments.

The 9 percent increase in Europe & Australia net sales in fiscal 2018 was driven primarily by favorable foreign currency exchange and net price realization and mix, partially offset by lower contributions from volume growth.

The 9 percent decline in Europe & Australia fiscal 2017 net sales was driven by lower contributions from volume growth, including the impact of an additional month of results from Yoplait SAS in fiscal 2016, and unfavorable foreign currency exchange, partially offset by favorable net price realization and mix.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Fiscal 2018 vs. 2017 Percentage Change	Fiscal 2017 vs. 2016 Percentage Change
Contributions from organic volume growth (a)	(1)pt	(7)pts
Organic net price realization and mix	3 pts	3 pts
Organic net sales growth	2 pts	(4)pts
Foreign currency exchange	7 pts	(5)pts
Acquisitions and divestitures	Flat	Flat
Net sales growth	9 pts	(9)pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 2 percent increase in Europe & Australia organic net sales growth in fiscal 2018 was driven by favorable organic net price realization and mix partially offset by a decrease in contributions from organic volume growth.

The 4 percent decrease in Europe & Australia organic net sales growth in fiscal 2017 was primarily driven by a 7 percentage point decline from contributions from organic volume growth, which primarily reflects increased competition in key categories and the impact of an additional month of results from Yoplait SAS in fiscal 2016.

Segment operating profit decreased 14 percent to $142 million in fiscal 2018, compared to $164 million in the same period of fiscal 2017 primarily driven by input cost inflation, including currency-driven inflation on imported products in certain markets. Segment operating profit decreased 22 percent on a constant-currency basis in fiscal 2018 compared to fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit for fiscal 2017 decreased 18 percent to $164 million from $200 million in fiscal 2016, primarily driven by unfavorable foreign currency exchange, including currency-driven inflation on imported products in certain markets, and the impact of the additional month of results from Yoplait SAS in fiscal 2016, partially offset by a decrease in SG&A expense, including a 24 percentage point decline in media and advertising expense. Europe & Australia segment operating profit decreased 9 percent on a constant-currency basis in fiscal 2017 compared to fiscal 2016 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

ASIA & LATIN AMERICA SEGMENT

Our Asia & Latin America operating segment consists of retail and foodservice businesses in the greater Asia and South America regions. Our product categories include super-premium ice cream and frozen desserts, refrigerated and frozen dough products, dessert and baking mixes, meal kits, salty and grain snacks, wellness beverages, and refrigerated yogurt. We also sell super-premium ice cream and frozen desserts directly to consumers through owned retail shops. Our Asia & Latin America segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer or franchisee is located. Fiscal 2017 includes an additional month of results from Yoki (please refer to note 1 to the Consolidated Financial Statements in Item 8 of this report).

Asia & Latin America net sales were as follows:

	Fiscal 2018	Fiscal 2018 vs. 2017 Percentage Change	Fiscal 2017	Fiscal 2017 vs. 2016 Percentage Change	Fiscal 2016
Net sales (in millions) (a)	$1,710.2	(1)%	$1,728.4	1%	$1,704.7
Contributions from volume growth (b)		(10)pts		Flat
Net price realization and mix		8 pts		1 pt
Foreign currency exchange		1 pt		Flat
(a)	Net sales includes approximately 3 percentage points of growth in fiscal 2017 and 3 percentage points of decline in fiscal 2018 due to an additional month of results from Yoki in fiscal 2017.
(b)	Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales decreased 1 percent in fiscal 2018 compared to fiscal 2017, which reflects lower net sales in Latin America markets due to the shift in reporting period in fiscal 2017 and challenges related to an enterprise reporting system implementation at Yoki, partially offset by higher net sales in Asia markets.

Asia & Latin America net sales increased 1 percent in fiscal 2017 primarily driven by favorable net price realization in Latin America and China. Contributions from volume growth in fiscal 2017 were flat, including the impact of an additional month of results for Yoki in fiscal 2017.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Fiscal 2018 vs. 2017 Percentage Change	Fiscal 2017 vs. 2016 Percentage Change
Contributions from organic volume growth (a)	(10)pts	(2)pts
Organic net price realization and mix	8 pts	5 pts

Organic net sales growth	(2)pts	3 pts
Foreign currency exchange	1 pt	Flat
Acquisitions and divestitures (b)	Flat	(2)pts
Net sales growth	(1)pt	1 pt

(a)	Measured in tons based on the stated weight of our product shipments.
(b)	Primarily our Venezuela subsidiary divestiture, Argentina foodservice divestiture, and Laticinios Carolina Ltda acquisition in fiscal 2016.

The 2 percent decrease in Asia & Latin America organic net sales in fiscal 2018 was driven by a 10 percent decrease in contributions from organic volume growth partially offset by an 8 percent increase in organic net price realization and mix. The 10 percent decrease in contributions from organic volume growth reflects lower contributions in Latin America markets due to the shift in reporting period in fiscal 2017 and challenges related to an enterprise reporting system implementation at Yoki, partially offset by higher contributions in Asia markets.

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

Segment operating profit decreased 53 percent to $40 million in fiscal 2018, compared to $84 million in fiscal 2017, primarily driven by lower net sales and higher input cost inflation, including currency driven inflation on imported products in certain markets. Segment operating profit decreased 56 percent on a constant-currency basis in fiscal 2018 compared to fiscal 2017 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

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

PET SEGMENT

Our Pet operating segment includes pet food products sold primarily in the United States in specialty channels, including national pet superstore chains, regional pet store chains, neighborhood pet stores, and farm and feed stores; e-commerce retailers; military outlets; hardware stores; veterinary clinics and hospitals; and grocery and mass merchandisers. Our product categories include dog and cat food (dry foods, wet foods, and treats) made with whole meats, fruits and vegetables, and other high-quality natural ingredients. Our tailored pet product offerings address specific dietary, lifestyle, and life-stage needs and spans different product types, diet types, breed sizes for dogs, lifestages, flavors, product functions and textures, and cuts for wet foods. We are reporting the Pet operating segment results on a one-month lag and accordingly, in fiscal 2018, our results do not include Pet segment operating results.

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

For fiscal 2018, unallocated corporate expense totaled $117 million compared to $190 million last year. In fiscal 2018, we recorded a $32 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories compared to a $14 million net decrease in expense in the prior year. In addition, we recorded $14 million of restructuring charges, and $11 million of restructuring initiative project-related costs in cost of sales in fiscal 2018, compared to $42 million of restructuring charges and $44 million of restructuring initiative project-related costs in cost of sales in fiscal 2017. We also recorded $34 million of transaction and integration costs related to our acquisition of Blue Buffalo.

For fiscal 2017, unallocated corporate expense totaled $190 million compared to $289 million in fiscal 2016. In fiscal 2017, we recorded a $14 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories compared to a $63 million net decrease in expense in the prior year. In addition, we recorded $42 million of restructuring charges, and $44 million of restructuring initiative project-related costs in cost of sales in fiscal 2017, compared to $78 million of restructuring charges and $58 million of restructuring initiative project-related costs in cost of sales in fiscal 2016. The decrease in unallocated corporate expense also reflects lower incentive expense in fiscal 2017 compared to fiscal 2016.

IMPACT OF INFLATION

We experienced input cost inflation of 4 percent in fiscal 2018, 1 percent in fiscal 2017, and 2 percent in fiscal 2016, primarily on commodity inputs. We expect input cost inflation of approximately 5 percent in fiscal 2019. We attempt to minimize the effects of inflation through HMM, planning, and operating practices. Our risk management practices are discussed in Item 7A of this report.

LIQUIDITY

The primary source of our liquidity is cash flow from operations. Over the most recent three-year period, our operations have generated $8.0 billion in cash. A substantial portion of this operating cash flow has been returned to shareholders through share repurchases and dividends. We also use cash from operations to fund our capital expenditures and acquisitions. We typically use a combination of cash, notes payable, and long-term debt and occasionally issue shares of stock to finance significant acquisitions and major capital expansions.

As of May 27, 2018, we had $383 million of cash and cash equivalents held in foreign jurisdictions. As a result of the TCJA, the historic undistributed earnings of our foreign subsidiaries will be taxed in the U.S. via the one-time repatriation tax in fiscal 2018. We are re-evaluating our indefinite reinvestment assertions in connection with the TCJA. As of the end of fiscal 2018, we have recorded a provisional estimate for local country withholding taxes related to certain entities from which we expect to begin repatriating undistributed earnings. As a result of the transition tax, we may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability. In fiscal 2018, we repatriated a portion of our foreign cash holdings to finance part of the Blue Buffalo acquisition, to reduce commercial paper, and for general corporate purposes. Please see Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this report for further information on our indefinite reinvestment assertion.

Cash Flows from Operations

	Fiscal Year
In Millions	2018	2017	2016

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$2,163.0	$1,701.1	$1,736.8
Depreciation and amortization	618.8	603.6	608.1
After-tax earnings from joint ventures	(84.7)	(85.0)	(88.4)
Distributions of earnings from joint ventures	113.2	75.6	75.1
Stock-based compensation	77.0	95.7	89.8
Deferred income taxes	(504.3)	183.9	120.6
Pension and other postretirement benefit plan contributions	(31.8)	(45.4)	(47.8)
Pension and other postretirement benefit plan costs	4.6	35.7	118.1
Divestitures loss (gain)	-	13.5	(148.2)
Restructuring, impairment, and other exit costs	126.0	117.0	107.2
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	542.1	(194.2)	298.5
Other, net	(182.9)	(86.3)	(105.6)

Net cash provided by operating activities	$2,841.0	$2,415.2	$2,764.2

In fiscal 2018, cash provided by operations was $2.8 billion compared to $2.4 billion in fiscal 2017. The $426 million increase was primarily driven by the $462 million increase in net earnings and the $736 million change in current assets and liabilities, partially offset by a $688 million change in deferred income taxes. The change in deferred income taxes was primarily related to the $638 million provisional benefit from revaluing our net U.S. deferred tax liabilities to reflect the new U.S. corporate tax rate as a result of the TCJA. The $736 million change in current assets and liabilities was primarily due to changes in accounts payable of $476 million related to the extension of payment terms and timing of payments, and $264 million of changes in other current liabilities primarily driven by changes in income taxes payable, trade and advertising accruals, and incentive accruals.

We strive to grow core working capital at or below the rate of growth in our net sales. For fiscal 2018, core working capital decreased 27 percent, compared to a net sales increase of 1 percent. In fiscal 2017, core working capital increased 9 percent, compared to a net sales decline of 6 percent, and in fiscal 2016, core working capital decreased 41 percent, compared to net sales decline of 6 percent.

In fiscal 2017, our operations generated $2.4 billion of cash, compared to $2.8 billion in fiscal 2016. The $349 million decrease was primarily driven by a $493 million change in current assets and liabilities. The $493 million change in current assets and liabilities was primarily due to changes in other current liabilities driven by changes in income taxes payable, a decrease in incentive accruals, and changes in trade and advertising accruals due to reduced spending. The change in current assets and liabilities was also impacted by the timing of accounts payable. Additionally, we recorded a $14 million loss on a divestiture during fiscal 2017, compared to a $148 million net gain on divestitures during fiscal 2016, and classified the related cash flows as investing activities.

Cash Flows from Investing Activities

	Fiscal Year
In Millions	2018	2017	2016

Purchases of land, buildings, and equipment	$(622.7)	$(684.4)	$(729.3)
Acquisitions, net of cash acquired	(8,035.8)	-	(84.0)
Investments in affiliates, net	(17.3)	3.3	63.9
Proceeds from disposal of land, buildings, and equipment	1.4	4.2	4.4
Proceeds from divestitures	-	17.5	828.5
Exchangeable note	-	13.0	21.1
Other, net	(11.0)	(0.5)	(11.2)

Net cash provided (used) by investing activities	$(8,685.4)	$(646.9)	$93.4

In fiscal 2018, we used $8.7 billion of cash through investing activities compared to $647 million in fiscal 2017. In the fourth quarter of fiscal 2018, we acquired Blue Buffalo for an aggregate purchase price of $8.0 billion, including $103 million of consideration for net debt repaid. We invested $623 million in land, buildings, and equipment in fiscal 2018, $62 million less than last year.

In fiscal 2017, we used $647 million of cash through investing activities compared to generating $93 million in fiscal 2016. We invested $684 million in land, buildings, and equipment in fiscal 2017, $45 million less than fiscal 2016. In fiscal 2016, we received proceeds of $828 million from the divestitures of certain businesses, primarily Green Giant.

We expect capital expenditures to be approximately $745 million in fiscal 2019. These expenditures will fund initiatives that are expected to fuel international growth, support innovative products, and continue HMM initiatives throughout the supply chain.

Cash Flows from Financing Activities

	Fiscal Year
In Millions	2018	2017	2016

Change in notes payable	$327.5	$962.4	$(323.8)
Issuance of long-term debt	6,550.0	1,072.1	542.5
Payment of long-term debt	(600.1)	(1,000.0)	(1,000.4)
Proceeds from common stock issued on exercised options	99.3	112.6	171.9
Proceeds from common stock issued	969.9	-	-
Purchases of common stock for treasury	(601.6)	(1,651.5)	(606.7)
Dividends paid	(1,139.7)	(1,135.1)	(1,071.7)
Distributions to noncontrolling and redeemable interest holders	(51.8)	(61.0)	(84.3)
Other, net	(108.0)	(46.9)	(47.5)

Net cash provided (used) by financing activities	$5,445.5	$(1,747.4)	$(2,420.0)

Financing activities provided $5.4 billion of cash in fiscal 2018 compared to a use of $1.7 billion in fiscal 2017. Financing activities used $2.4 billion of cash in fiscal 2016. We had $5.2 billion more net debt issuances in fiscal 2018 than the prior year, primarily related to bonds issued to fund a portion of the Blue Buffalo acquisition. In fiscal 2017 we had $1.8 billion more net debt issuances than in fiscal 2016. For more information on our debt issuances and payments, please refer to Note 8 to the Consolidated Financial Statements in Item 8 of this report.

During fiscal 2018, we received $970 million of net proceeds from common stock issued to fund a portion of the Blue Buffalo acquisition. In addition, we received $99 million in proceeds from common stock issued on exercised options compared to $113 million in fiscal 2017. During fiscal 2016, we received $172 million in proceeds from common stock issued on exercised options.

During fiscal 2018, we repurchased 11 million shares of our common stock for $602 million. During fiscal 2017, we repurchased 25 million shares of our common stock for $1,652 million. During fiscal 2016, we repurchased 11 million shares of our common stock for $607 million.

Dividends paid in fiscal 2018 totaled $1,140 million, or $1.96 per share, a 2 percent per share increase from fiscal 2017. Dividends paid in fiscal 2017 totaled $1,135 million, or $1.92 per share, an 8 percent per share increase from fiscal 2016 dividends of $1.78 per share.

Selected Cash Flows from Joint Ventures

Selected cash flows from our joint ventures are set forth in the following table:

	Fiscal Year
Inflow (Outflow), in Millions	2018	2017	2016

Investments in affiliates, net	$(17.3)	$3.3	$63.9
Dividends received	113.2	75.6	75.1

CAPITAL RESOURCES

Total capital consisted of the following:

In Millions	May 27, 2018	May 28, 2017

Notes payable	$1,549.8	$1,234.1
Current portion of long-term debt	1,600.1	604.7
Long-term debt	12,668.7	7,642.9

Total debt	15,818.6	9,481.7
Redeemable interest	776.2	910.9
Noncontrolling interests	351.3	357.6
Stockholders’ equity	6,141.1	4,327.9

Total capital	$23,087.2	$15,078.1

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 27, 2018:

In Billions	Facility Amount	Borrowed Amount

Credit facility expiring:
May 2022	$2.7	$-
June 2019	0.2	0.1
September 2018	0.1	-

Total committed credit facilities	3.0	0.1
Uncommitted credit facilities	0.5	0.2

Total committed and uncommitted credit facilities	$3.5	$0.3

In February 2018, we entered into a fee-paid commitment letter with certain lenders, pursuant to which such lenders committed to provide a 364-day senior unsecured bridge term loan credit facility (the “Bridge Facility”) in an aggregate principal amount of up to $8.5 billion to provide the financing for the acquisition of Blue Buffalo. The Bridge Facility expired in the fourth quarter of fiscal 2018.

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

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of May 27, 2018, we were in compliance with all of these covenants.

We have $1,600 million of long-term debt maturing in the next 12 months that is classified as current, including $1,150 million of 5.65 percent notes due February 2019, €300.0 million euro-denominated floating-rate notes due March 20, 2019, and $100 million of 6.59 percent fixed rate medium term notes due for remarketing in October 2018. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

As of May 27, 2018, our total debt, including the impact of derivative instruments designated as hedges, was 73 percent in fixed-rate and 27 percent in floating-rate instruments, compared to 67 percent in fixed-rate and 33 percent in floating-rate instruments on May 28, 2017.

We believe that our fixed charge coverage ratio and the ratio of operating cash flow to debt are important measures of our financial strength. Our fixed charge coverage ratio in fiscal 2018 was 5.89 compared to 7.26 in fiscal 2017. The measure decreased from fiscal 2017 as earnings before income taxes and after-tax earnings from joint ventures decreased by $136 million and interest expense increased by $83 million in fiscal 2018. Our operating cash flow to debt ratio decreased 7.5 percentage points to 18.0 percent in fiscal 2018, primarily driven by an increase in long-term debt.

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of May 27, 2018, the redemption value of the redeemable interest was $776 million which approximates its fair value.

The third-party holder of the General Mills Cereals, LLC (GMC) Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $252 million). For fiscal 2018, the floating preferred return rate on GMC’s Class A Interests was equal to the sum of three-month LIBOR plus 125 basis points. The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction. On June 1, 2018, subsequent to our fiscal year-end, the floating preferred return rate on the Class A Interests was reset to the sum of three-month LIBOR plus 142.5 basis points.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of May 27, 2018, we have issued guarantees and comfort letters of $541 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $167 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $559 million as of May 27, 2018.

As of May 27, 2018, we had invested in five variable interest entities (VIEs). None of our VIEs are material to our results of operations, financial condition, or liquidity as of and for the fiscal year ended May 27, 2018.

Our defined benefit plans in the United States are subject to the requirements of the Pension Protection Act (PPA). In the future, the PPA may require us to make additional contributions to our domestic plans. We do not expect to be required to make any contributions in fiscal 2019.

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments Due by Fiscal Year
In Millions	Total	2019	2020 -21	2022 -23	2024 and Thereafter

Long-term debt (a)	$14,354.0	$1,599.8	$3,122.6	$2,315.5	$7,316.1
Accrued interest	107.7	107.7	-	-	-
Operating leases (b)	559.3	137.4	208.0	122.7	91.2
Capital leases	0.5	0.3	0.2	-	-
Purchase obligations (c)	3,417.0	2,646.9	728.8	39.8	1.5

Total contractual obligations	18,438.5	4,492.1	4,059.6	2,478.0	7,408.8
Other long-term obligations (d)	1,199.0	-	-	-	-

Total long-term obligations	$19,637.5	$4,492.1	$4,059.6	$2,478.0	$7,408.8

(a)	Amounts represent the expected cash payments of our long-term debt and do not include $0.5 million for capital leases or $85.7 million for net unamortized debt issuance costs, premiums and discounts, and fair value adjustments.
(b)	Operating leases represents the minimum rental commitments under non-cancelable operating leases.
(c)	The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer marketing spending commitments that support our brands. For purposes of this table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities are excluded from the table above.
(d)	The fair value of our foreign exchange, equity, commodity, and grain derivative contracts with a payable position to the counterparty was $16 million as of May 27, 2018, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations mainly consist of liabilities for accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement benefit, and postemployment benefit plans, and miscellaneous liabilities. We expect to pay $20 million of benefits from our unfunded postemployment benefit plans and $18 million of deferred compensation in fiscal 2019. We are unable to reliably estimate the amount of these payments beyond fiscal 2019. As of May 27, 2018, our total liability for uncertain tax positions and accrued interest and penalties was $223.6 million.

SIGNIFICANT ACCOUNTING ESTIMATES

For a complete description of our significant accounting policies, please see Note 2 to the Consolidated Financial Statements in Item 8 of this report. Our significant accounting estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans.

Promotional Expenditures

Our promotional activities are conducted through our customers and directly or indirectly with end consumers. These activities include: payments to customers to perform merchandising activities on our behalf, such as advertising or in-store displays; discounts to our list prices to lower retail shelf prices; payments to gain distribution of new products; coupons, contests, and other incentives; and media and advertising expenditures. The recognition of these costs requires estimation of customer participation and performance levels. These estimates are based on the forecasted customer sales, the timing and forecasted costs of promotional activities, and other factors. Differences between estimated expenses and actual costs are recognized as a change in management estimate in a subsequent period. Our accrued trade, coupon, and consumer marketing liabilities were $500 million as of May 27, 2018, and $483 million as of May 28, 2017. Because our total promotional expenditures (including amounts classified as a reduction of revenues) are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a significant effect on our results of operations.

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

As of May 27, 2018, we had $20.9 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in material impairment losses and amortization expense. We performed our fiscal 2018 assessment of our intangible assets as of August 28, 2017. As of our annual assessment date, there was no impairment of any of our intangible assets as their related fair values were substantially in excess of the carrying values except for the Yoki and Progresso brand intangible assets and the Latin America reporting unit. The excess fair value as of the fiscal 2018 test date of the Yoki and Progresso brand intangible assets and the Latin America reporting unit was as follows:

In Millions	Carrying Value of Intangible Asset	Excess Fair Value as of Fiscal 2018 Test Date

Yoki	$138.2	1%
Progresso	462.1	6%
Latin America	$272.0	21%

In addition, while having significant coverage as of our fiscal 2018 assessment date, the Food Should Taste Good and Green Giant brand intangible assets and U.S. Yogurt reporting unit had risk of decreasing coverage. We will continue to monitor these businesses, as well as the businesses supporting the Yoki and Progresso brand intangible assets and the Latin America reporting unit for potential impairment.

During the fourth quarter of fiscal 2018, we executed our fiscal 2019 planning process and preliminary long-range planning process, which resulted in lower future sales and profitability projections in our plans for our businesses supporting the Yoki, Mountain High, and Immaculate Baking brand intangible assets. As a result of this triggering event, we performed an interim impairment assessment of these assets as of May 27, 2018, and determined that the fair value of these brand assets no longer exceeded the carrying values of the respective assets. Significant assumptions used in that assessment included our updated long-range cash flow projections for the businesses, royalty rates, weighted average cost of capital rates, and tax rates. We recorded a $97 million impairment charge in the fourth quarter of fiscal 2018 related to these assets.

Redeemable Interest

In fiscal 2018, we adjusted the redemption value of Sodiaal’s redeemable interest in Yoplait SAS based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long-range plan, capital spending, depreciation and taxes, foreign currency exchange rates, and a discount rate. As of May 27, 2018, the redemption value of the redeemable interest was $776 million.

Stock-based Compensation

The valuation of stock options is a significant accounting estimate that requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate. For more information on these assumptions, please see Note 11 to the Consolidated Financial Statements in Item 8 of this report.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2018	2017	2016

Estimated fair values of stock options granted	$6.18	$8.80	$7.24
Assumptions:
Risk-free interest rate	2.2%	1.7%	2.4%
Expected term	8.2 years	8.5 years	8.5 years
Expected volatility	15.8%	17.8%	17.6%
Dividend yield	3.6%	2.9%	3.2%

The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. An increase in the expected term by 1 year, leaving all other assumptions constant, would increase the grant date fair value by 20 percent. If all other assumptions are held constant, a one percentage point increase in our fiscal 2018 volatility assumption would increase the grant date fair value of our fiscal 2018 option awards by 8 percent.

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

Any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a windfall tax benefit) is presented in the Consolidated Statements of Cash Flows as an operating cash flow. The actual impact on future years’ cash flows will depend, in part, on the volume of employee stock option exercises during a particular year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value previously determined for financial reporting purposes.

Realized windfall tax benefits and shortfall tax deficiencies related to the exercise or vesting of stock-based awards are recognized in the Consolidated Statement of Earnings. Because employee stock option exercise behavior is not within our control, it is possible that significantly different reported results could occur if different assumptions or conditions were to prevail.

Income Taxes

We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. For more information on income taxes, please see Note 14 to the Consolidated Financial Statements in Item 8 of this report.

Defined Benefit Pension, Other Postretirement Benefit, and Postemployment Benefit Plans

We have defined benefit pension plans covering many employees in the United States, Canada, Switzerland, France, and the United Kingdom. We also sponsor plans that provide health care benefits to many of our retirees in the United States, Canada, and Brazil. Under certain circumstances, we also provide accruable benefits, primarily severance, to former and inactive employees in the United States, Canada, and Mexico. Please see Note 13 to the Consolidated Financial Statements in Item 8 of this report for a description of our defined benefit pension, other postretirement benefit, and postemployment benefit plans.

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

Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement benefit plan assets were 8.5 percent, 8.5 percent, 6.5 percent, 9.1 percent, and 8.0 percent for the 1, 5, 10, 15, and 20 year periods ended May 27, 2018.

On a weighted-average basis, the expected rate of return for all defined benefit plans was 7.88 percent for fiscal 2018, 8.17 percent for fiscal 2017, and 8.53 percent for fiscal 2016. For fiscal 2019, we lowered our weighted-average expected rate of return on plan assets for our principal defined benefit pension and other postretirement plans in the United States to 7.35 percent due to asset changes that decreased investment risk in the portfolio.

Lowering the expected long-term rate of return on assets by 100 basis points would increase our net pension and postretirement expense by $67 million for fiscal 2019. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.

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

Our weighted-average discount rates were as follows:

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans

Effective rate for fiscal 2019 service costs	4.34%	4.27%	3.99%
Effective rate for fiscal 2019 interest costs	3.92%	3.80%	3.37%
Obligations as of May 31, 2018	4.20%	4.17%	3.60%
Effective rate for fiscal 2018 service costs	4.37%	4.27%	3.54%
Effective rate for fiscal 2018 interest costs	3.45%	3.24%	2.67%
Obligations as of May 28, 2017	4.08%	3.92%	2.87%
Effective rate for fiscal 2017 service costs	4.57%	4.42%	3.55%
Effective rate for fiscal 2017 interest costs	3.44%	3.17%	2.67%
Obligations as of May 29, 2016	4.19%	3.97%	2.94%

Lowering the discount rates by 100 basis points would increase our net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense for fiscal 2019 by approximately $55 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants or over the average remaining lifetime of the remaining plan participants if the plan is viewed as “all or almost all” inactive participants.

Health Care Cost Trend Rates

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 7.0 percent for retirees age 65 and over and 6.7 percent for retirees under age 65 at the end of fiscal 2018. Rates are graded down annually until the ultimate trend rate of 4.5 percent is reached in 2029 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2019	$1.9	$(1.8)
Effect on the other post retirement accumulated benefit obligation as of May 27, 2018	47.8	(44.5)

Any arising health care claims cost-related experience gain or loss is recognized in the calculation of expected future claims. Once recognized, experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants or over the average remaining lifetime of the remaining plan participants if the plan is viewed as “all or almost all” inactive participants.

Financial Statement Impact

In fiscal 2018, we recorded net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense of $23 million compared to $56 million of expense in fiscal 2017 and $163 million of expense in fiscal 2016. As of May 27, 2018, we had cumulative unrecognized actuarial net losses of $1.8 billion on our defined benefit pension plans and cumulative unrecognized actuarial net gains of $40 million on our postretirement and postemployment benefit plans, mainly as the result of liability increases from lower interest rates, partially offset by recent increases in the values of plan assets. These unrecognized actuarial net losses will result in increases in our future pension and postretirement benefit expenses because they currently exceed the corridors defined by GAAP.

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

In March 2017, the FASB issued new accounting requirements related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense, and net periodic postemployment benefit expense. The new standard requires the service cost component of net periodic benefit expense to be recorded in the same line items as other employee compensation costs within our Consolidated Statements of Earnings. Other components of net periodic benefit expense must be presented separately outside of operating profit in our Consolidated Statements of Earnings. In addition, the new standard requires that only the service cost component of net periodic benefit expense is eligible for capitalization. We recognized net periodic benefit expense of $23 million in fiscal 2018, $56 million in fiscal 2017, and $163 million in fiscal 2016 of which $123 million, $141 million, and $161 million, respectively, related to service cost. These amounts may not necessarily be indicative of future amounts that may be recognized subsequent to the adoption of this new standard. The new standard requires retrospective adoption of the presentation of net periodic benefit expense and prospective application of the capitalization of the service cost component. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019.

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

In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. Under the new guidance, companies will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the company expects to be entitled to in exchange for those goods and services. The requirements of the new standard and its subsequent amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, which for us is the first quarter of fiscal 2019. We will adopt these requirements using the cumulative effect approach. We have evaluated and documented the impact of the guidance on our current accounting policies and practices and have not identified any material differences resulting from applying the new requirements to our revenue contracts. Additionally, we did not identify any significant changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance. This guidance will not have a material impact on our results of operations or financial position.

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

Organic Net Sales Growth Rates

This measure is used in reporting to our executive management and as a component of the Board of Directors’ measurement of our performance for incentive compensation purposes. We provide organic net sales growth rates for our consolidated net sales and segment net sales. We believe that organic net sales growth rates provide useful information to investors because they provide transparency to underlying performance in our net sales by excluding the effect that foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week, when applicable, have on year-to-year comparability. A reconciliation of these measures to reported net sales growth rates, the relevant GAAP measures, are included in our Consolidated Results of Operations and Results of Segment Operations discussions in the MD&A above.

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

	Fiscal Year
Percent of Net Sales	2018		2017		2016		2015		2014

Operating profit as reported	$2,509.3	15.9%	$2,566.4	16.4%	$2,707.4	16.3%	$2,077.3	11.8%	$2,957.4	16.5%
Unallocated corporate items	116.8	0.7%	190.1	1.2%	288.9	1.8%	413.8	2.3%	258.4	1.5%
Divestitures loss (gain)	-	- %	13.5	0.1%	(148.2)	(0.9)%	-	- %	(65.5)	(0.4)%
Restructuring, impairment, and other exit costs	165.6	1.1%	182.6	1.2%	151.4	0.9%	543.9	3.1%	3.6	- %

Total segment operating profit	$2,791.7	17.7%	$2,952.6	18.9%	$2,999.5	18.1%	$3,035.0	17.2%	$3,153.9	17.6%

Diluted EPS Excluding Certain Items Affecting Comparability (Adjusted Diluted EPS) and Related Constant-currency Growth Rates

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rates follows:

	Fiscal Year
Per Share Data	2018	2017	2018 vs. 2017 Change	2016	2017 vs. 2016 Change	2015	2014

Diluted earnings per share, as reported	$3.64	$2.77	31%	$2.77	Flat	$1.97	$2.83
Provisional net tax benefit (a)	(0.89)	-		-		-	-
Mark-to-market effects (b)	(0.04)	(0.01)		(0.07)		0.09	(0.05)
Divestitures loss (gain), net (c)	-	0.01		(0.10)		-	(0.06)
Tax items (a)	0.07	-		-		0.13	-
Acquisition transaction and integration costs (c)	0.10	-		-		0.02	-
Restructuring costs (d)	0.11	0.26		0.26		0.35	0.01
Project-related costs (d)	0.01	0.05		0.06		0.01	-
Intangible asset impairments (e)	0.11	-		-		0.28	-
Venezuela currency devaluation	-	-		-		0.01	0.09

Diluted earnings per share, excluding certain items affecting comparability	$3.11	$3.08	1%	$2.92	5%	$2.86	$2.82

Foreign currency exchange impact			1 pt		(1) pt

Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			Flat		6%

(a)	See Note 14 to the Consolidated Financial Statements in Item 8 of this report. The fiscal 2015 tax item is related to the one-time repatriation of historical foreign earnings.
(b)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(c)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(d)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(e)	See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

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

Adjusted Return on Average Total Capital

We believe that this measure provides useful information to investors because it is important for assessing the utilization of capital and it eliminates certain items that affect year-to-year comparability. The calculation of adjusted return on average total capital and return on average total capital, its GAAP equivalent follows:

	Fiscal Year
In Millions	2018		2017		2016		2015		2014		2013

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$2,163.0		$1,701.1	$	1,736.8	$	1,259.4	$	1,861.3
Interest, net, after-tax	259.5		187.9		193.1		199.8		190.9

Earnings before interest, after-tax	2,422.5		1,889.0		1,929.9		1,459.2		2,052.2
Adjustments, after-tax (a):
Provisional net tax benefit	(523.5)		-		-		-		-
Mark-to-market effects	(22.1)		(8.8)		(39.6)		56.5		(30.5)
Divestitures loss (gain), net	-		9.2		(66.0)		-		(36.0)
Tax items	40.9		-		-		78.6		-
Acquisition transaction and integration costs	58.5		-		-		10.4		-
Restructuring costs	61.4		153.9		160.8		217.7		3.6
Project-related costs	8.0		28.2		36.8		8.3		-
Intangible asset impairments	64.9		-		-		176.9		-
CPW restructuring costs	1.8		-	-	-		-		-
Venezuela currency devaluation	-		-		-		8.0		57.8

Adjusted earnings before interest, after-tax for adjusted return on capital calculation	$2,112.4		$2,071.5	$	2,021.9	$	2,015.6	$	2,047.1

Current portion of long-term debt	$1,600.1		$604.7	$	1,103.4	$	1,000.4	$	1,250.6	$	1,443.3
Notes payable	1,549.8		1,234.1		269.8		615.8		1,111.7		599.7
Long-term debt	12,668.7		7,642.9		7,057.7		7,575.3		6,396.6		5,901.8

Total debt	15,818.6		9,481.7		8,430.9		9,191.5		8,758.9		7,944.8
Redeemable interest	776.2		910.9		845.6		778.9		984.1		967.5
Noncontrolling interests	351.3		357.6		376.9		396.0		470.6		456.3
Stockholders’ equity	6,141.1		4,327.9		4,930.2		4,996.7		6,534.8		6,672.2

Total capital	23,087.2		15,078.1		14,583.6		15,363.1		16,748.4		16,040.8

Accumulated other comprehensive loss	2,429.0		2,244.5		2,612.2		2,310.7		1,340.3		1,585.3
After-tax earnings adjustments (b)	311.5		621.6		439.1		347.1		(209.3)		(204.2)

Adjusted total capital	$25,827.7		$17,944.2	$	17,634.9	$	18,020.9	$	17,879.4	$	17,421.9

Average total capital (c)	$19,082.7		$14,830.9	$	14,973.4	$	16,055.8	$	16,394.6

Return on average total capital (c)	12.7%		12.7	%	12.9	%	9.1	%	12.5	%

Adjusted average total capital (c)	$21,886.0		$17,789.6	$	17,827.9	$	17,950.1	$	17,650.6

Adjusted return on average total capital (c)	9.7%		11.6	%	11.3	%	11.2	%	11.6	%

Change in adjusted return on average total capital	(190)	bps
Foreign currency exchange impact	10	bps

Change in adjusted return on average total capital on a constant-currency basis	(200)	bps

(a)	See our reconciliation below of the effective income tax rate as reported to the effective income tax rate excluding certain items affecting comparability for the tax impact of each item affecting comparability.
(b)	Sum of current year and previous year after-tax adjustments.
(c)	See “Glossary” in Item 8 of this report for definition.

Free Cash Flow Conversion Rate and Total Cash Returned to Shareholders as a Percentage of Free Cash Flow

We believe these measures provide useful information to investors because they are important for assessing our efficiency in converting earnings to cash and returning cash to shareholders. The calculation of free cash flow conversion rate and net cash provided by operating activities conversion rate, its equivalent GAAP measure, follows:

In Millions	Fiscal 2018

Net earnings, including earnings attributable to redeemable and noncontrolling interests, as reported	$2,163.0

Provisional net tax benefit (a)	$(523.5)
Mark-to-market effects, net of tax (b)	(22.1)
Acquisition transaction and integration costs, net of tax (c)	58.5
Restructuring costs, net of tax (d)	61.4
Project-related costs, net of tax (d)	8.0
Intangible asset impairments, net of tax (e)	64.9
Tax adjustment (a)	40.9
CPW restructuring costs, net of tax	1.8

Adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests	1,852.9

Net cash provided by operating activities	2,841.0
Purchases of land, buildings, and equipment	(622.7)

Free cash flow	$2,218.3

Net cash provided by operating activities conversion rate	131%

Free cash flow conversion rate	120%

(a)	See Note 14 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(c)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(d)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(e)	See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

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

Total segment operating profit growth rates on a constant-currency basis are calculated as follows:

Fiscal
	2018	2017

Percentage change in total segment operating profit as reported	(5) %	(2) %
Impact of foreign currency exchange	1 pt	(1) pt

Percentage change in total segment operating profit on a constant-currency basis	(6) %	(1) %

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

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

Fiscal
	2018	2017

Percentage change in after-tax earnings from joint ventures as reported	Flat	(4) %
Impact of foreign currency exchange	3 pts	2 pts

Percentage change in after-tax earnings from joint ventures on a constant-currency basis	(3) %	(6) %

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

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

Fiscal
	2018	2017

Percentage change in net sales as reported	3%	(2) %
Impact of foreign currency exchange	4 pts	Flat

Percentage change in net sales on a constant-currency basis	(1) %	(2) %

Constant-currency Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

Fiscal 2018
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis

North America Retail	(4) %	Flat	(4) %
Europe & Australia	(14)	8 pts	(22)
Asia & Latin America	(53) %	3 pts	(56) %

Fiscal 2017
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(2) %	Flat	(2) %
Europe & Australia	(18)	(9) pts	(9)
Asia & Latin America	21%	1 pt	20%

Effective Income Tax Rates Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing the effective tax rate excluding certain items affecting comparability and presents the income tax effects of certain items affecting year-to-year comparability.

Effective income tax rates excluding certain items affecting comparability are calculated as follows:

	Fiscal Year Ended
	May 27, 2018		May 28, 2017		May 29, 2016		May 31, 2015		May 25, 2014
In Millions	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes

As reported	$2,135.6	$57.3	$2,271.3	$655.2	$2,403.6	$755.2	$1,761.9	$586.8	$2,655.0	$883.3
Provisional net tax benefit (b)	-	523.5	-	-	-	-	-	-	-	-
Mark-to-market effects (c)	(32.1)	(10.0)	(13.9)	(5.1)	(62.8)	(23.2)	89.7	33.2	(48.5)	(18.0)
Divestitures loss (gain) (d)	-	-	13.5	4.3	(148.2)	(82.2)	-	-	(65.5)	(29.5)
Acquisition transaction and integration costs (d)	83.9	25.4	-	-	-	-	16.0	5.6	-	-
Tax items (b)	-	(40.9)	-	-	-	-	-	(78.6)	-	-
Restructuring costs (e)	82.7	21.4	224.1	70.2	229.8	69.0	343.5	125.8	3.6	-
Project-related costs (e)	11.3	3.3	43.9	15.7	57.5	20.7	13.2	4.9	-	-
Intangible asset impairments (f)	96.9	32.0	-	-	-	-	260.0	83.1	-	-
Venezuela currency devaluation	-	-	-	-	-	-	8.0	-	62.2	4.4

As adjusted	$2,378.3	$612.0	$2,538.9	$740.3	$2,479.9	$739.5	$2,492.3	$760.8	$2,606.8	$840.2

Effective tax rate:
As reported		2.7%		28.8%		31.4%		33.3%		33.3%
As adjusted		25.7%		29.2%		29.8%		30.5%		32.2%

Sum of adjustments to income taxes		$554.7		$85.1		$(15.7)		$174.0		$(43.1)

Average number of common shares - diluted EPS		585.7		598.0		611.9		618.8		645.7

Impact of income tax adjustments on diluted EPS excluding certain items affecting comparability		$(0.95)		$(0.14)		$0.03		$(0.28)		$0.07

(a)	Earnings before income taxes and after-tax earnings from joint ventures.
(b)	See Note 14 to the Consolidated Financial Statements in Item 8 of this report. The fiscal 2015 tax item is related to the one- time repatriation of historical foreign earnings.
(c)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(d)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(e)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(f)	See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

Adjusted Operating Profit as a Percent of Net Sales Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing our operating profit margin on a comparable basis. Adjusted operating profit excludes certain items affecting comparability.

	Fiscal Year
Percent of Net Sales	2018		2017		2016		2015		2014

Operating profit as reported	$2,509.3	15.9%	$2,566.4	16.4%	$2,707.4	16.3%	$2,077.3	11.8%	$2,957.4	16.5%
Mark-to-market effects (a)	(32.1)	(0.2)%	(13.9)	(0.1)%	(62.8)	(0.4)%	89.7	0.5%	(48.5)	(0.3)%
Divestitures loss (gain) (b)	-	-%	13.5	0.1%	(148.2)	(0.9)%	-	-%	(65.5)	(0.4)%
Acquisition transaction and integration costs (b)	34.0	0.3%	-	-%	-	-%	16.0	0.1%	-	- %
Venezuela currency devaluation	-	-%	-	-%	-	-%	8.0	-%	62.2	0.4%
Restructuring costs (c)	82.7	0.6%	224.1	1.4%	229.8	1.4%	343.5	1.9%	3.6	- %
Project-related costs (c)	11.3	-%	43.9	0.3%	57.5	0.4%	13.2	0.1%	-	- %
Intangible asset impairments (d)	96.9	0.6%	-	-%	-	-%	260.0	1.5%	-	- %

Adjusted operating profit	$2,702.1	17.2%	$2,834.0	18.1%	$2,783.7	16.8%	$2,807.7	15.9%	$2,909.2	16.2%

(a)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(c)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(d)	See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

Forward-Looking Financial Measures

Our fiscal 2019 outlook for organic net sales growth and constant-currency total segment operating profit and adjusted diluted EPS are non-GAAP financial measures that exclude, or have otherwise been adjusted for, items impacting comparability, including the effect of foreign currency exchange rate fluctuations, restructuring charges and project-related costs, acquisition integration costs, and commodity mark-to-market effects. Our fiscal 2019 outlook for organic net sales growth also excludes the effect of acquisitions and divestitures. We are not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because we are unable to predict with a reasonable degree of certainty the actual impact of changes in foreign currency exchange rates and commodity prices or the timing of acquisitions, divestitures and restructuring actions throughout fiscal 2019. The unavailable information could have a significant impact on our fiscal 2019 GAAP financial results.

For fiscal 2019, we currently expect: foreign currency exchange rates (based on blend of forward and forecasted rates and hedge positions), acquisitions, and divestitures to increase net sales growth by high single digits; foreign currency exchange rates to have an immaterial impact on adjusted operating profit and adjusted diluted EPS growth; and restructuring charges and project-related costs related to actions previously announced to total approximately $13 million.

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

Our future results could be affected by a variety of factors, such as: competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, tax rates, or the availability of capital; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets, including our acquisition of Blue Buffalo and issues in the integration of Blue Buffalo and retention of key management and employees; unfavorable reaction to our acquisition of Blue Buffalo by customers, competitors, suppliers, and employees; changes in capital structure; changes in the legal and regulatory environment, including tax legislation, labeling and advertising regulations, and litigation; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in consumer demand for our products; effectiveness of advertising, marketing, and promotional programs; changes in consumer behavior, trends, and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, and energy; disruptions or inefficiencies in the supply chain; effectiveness of restructuring and cost saving initiatives; volatility in the market value of derivatives used to manage price risk for certain commodities; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; failure or breach of our information technology systems; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

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

The VAR calculation used historical interest and foreign exchange rates, and commodity and equity prices from the past year to estimate the potential volatility and correlation of these rates in the future. The market data were drawn from the RiskMetrics™ data set. The calculations are not intended to represent actual losses in fair value that we expect to incur. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, we would expect that any loss or gain in the fair value of our derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposure. The positions included in the calculations were: debt; investments; interest rate swaps; foreign exchange forwards; commodity swaps, futures, and options; and equity instruments. The calculations do not include the underlying foreign exchange and commodities or equity-related positions that are offset by these market-risk-sensitive instruments.

The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 27, 2018 and May 28, 2017, and the average fair value impact during the year ended May 27, 2018.

	Fair Value Impact
In Millions	May 27, 2018	Average during fiscal 2018	May 28, 2017
Interest rate instruments	$33.2	$27.5	$25.1
Foreign currency instruments	21.3	23.1	24.6
Commodity instruments	1.9	2.1	3.2
Equity instruments	2.0	1.4	1.3

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

The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2019.

/s/ J. L. Harmening	/s/ D. L. Mulligan

J. L. Harmening	D. L. Mulligan
Chief Executive Officer	Executive Vice President
and Chief Financial Officer

June 29, 2018

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

General Mills, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries (the “Company”) as of May 27, 2018 and May 28, 2017, the related consolidated statements of earnings, comprehensive income, total equity and redeemable interest, and cash flows for each of the fiscal years in the three-year period ended May 27, 2018, and the related notes (collectively, the “consolidated financial statements”). In connection with our audits of the consolidated financial statements, we have audited the accompanying financial statement schedule. We also have audited the Company’s internal control over financial reporting as of May 27, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 27, 2018 and May 28, 2017, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 27, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 27, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Blue Buffalo Pet Products, Inc. (“Blue Buffalo”) during fiscal 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 27, 2018, Blue Buffalo internal control over financial reporting associated with 29% of total assets and 0% of net sales included in the consolidated financial statements of the Company as of and for the fiscal year ended May 27, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Blue Buffalo.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9a Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1928.

Minneapolis, MN

June 29, 2018

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	Fiscal Year
	2018	2017	2016
Net sales	$15,740.4	$15,619.8	$16,563.1

Cost of sales	10,312.9	10,056.0	10,733.6

Selling, general, and administrative expenses	2,752.6	2,801.3	3,118.9

Divestitures loss (gain)	-	13.5	(148.2)

Restructuring, impairment, and other exit costs	165.6	182.6	151.4

Operating profit	2,509.3	2,566.4	2,707.4

Interest, net	373.7	295.1	303.8

Earnings before income taxes and after-tax earnings from joint ventures	2,135.6	2,271.3	2,403.6

Income taxes	57.3	655.2	755.2

After-tax earnings from joint ventures	84.7	85.0	88.4

Net earnings, including earnings attributable to redeemable and noncontrolling interests	2,163.0	1,701.1	1,736.8

Net earnings attributable to redeemable and noncontrolling interests	32.0	43.6	39.4

Net earnings attributable to General Mills	$2,131.0	$1,657.5	$1,697.4

Earnings per share - basic	$3.69	$2.82	$2.83

Earnings per share - diluted	$3.64	$2.77	$2.77

Dividends per share	$1.96	$1.92	$1.78

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2018	2017	2016
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$2,163.0	$1,701.1	$1,736.8

Other comprehensive income (loss), net of tax:

Foreign currency translation	(37.0)	6.3	(108.7)

Net actuarial income (loss)	140.1	197.9	(325.9)

Other fair value changes:
Securities	1.2	0.8	0.1
Hedge derivatives	(50.8)	53.3	16.0

Reclassification to earnings:
Securities	(5.1)	-	-
Hedge derivatives	17.4	(25.7)	(9.5)
Amortization of losses and prior service costs	117.6	122.5	128.6

Other comprehensive income (loss), net of tax	183.4	355.1	(299.4)

Total comprehensive income	2,346.4	2,056.2	1,437.4

Comprehensive income attributable to redeemable and noncontrolling interests	70.5	31.0	41.5

Comprehensive income attributable to General Mills	$2,275.9	$2,025.2	$1,395.9

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	May 27, 2018	May 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$399.0	$766.1
Receivables	1,684.2	1,430.1
Inventories	1,642.2	1,483.6
Prepaid expenses and other current assets	398.3	381.6

Total current assets	4,123.7	4,061.4
Land, buildings, and equipment	4,047.2	3,687.7
Goodwill	14,065.0	8,747.2
Other intangible assets	7,445.1	4,530.4
Other assets	943.0	785.9

Total assets	$30,624.0	$21,812.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,746.2	$2,119.8
Current portion of long-term debt	1,600.1	604.7
Notes payable	1,549.8	1,234.1
Other current liabilities	1,445.8	1,372.2

Total current liabilities	7,341.9	5,330.8
Long-term debt	12,668.7	7,642.9
Deferred income taxes	2,003.8	1,719.4
Other liabilities	1,341.0	1,523.1

Total liabilities	23,355.4	16,216.2

Redeemable interest	776.2	910.9
Stockholders’ equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,202.5	1,120.9
Retained earnings	14,459.6	13,138.9
Common stock in treasury, at cost, shares of 161.5 and 177.7	(7,167.5)	(7,762.9)
Accumulated other comprehensive loss	(2,429.0)	(2,244.5)

Total stockholders’ equity	6,141.1	4,327.9
Noncontrolling interests	351.3	357.6

Total equity	6,492.4	4,685.5

Total liabilities and equity	$30,624.0	$21,812.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity, and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest
Balance as of May 31, 2015	754.6	75.5	1,296.7	(155.9)	(6,055.6)	11,990.8	(2,310.7)	396.0	5,392.7	778.9
Total comprehensive income (loss)						1,697.4	(301.5)	11.2	1,407.1	30.3
Cash dividends declared ($1.78 per share)						(1,071.7)			(1,071.7)
Shares purchased				(10.7)	(606.7)				(606.7)
Stock compensation plans (includes income tax benefits of $94.1)			(46.3)	8.8	335.7				289.4
Unearned compensation related to stock unit awards			(63.3)						(63.3)
Earned compensation			84.8						84.8
Increase in redemption value of redeemable interest			(91.5)						(91.5)	91.5
Acquisition of interest in subsidiary			(3.4)					(1.1)	(4.5)
Distributions to redeemable and noncontrolling interest holders								(29.2)	(29.2)	(55.1)

Balance as of May 29, 2016	754.6	75.5	1,177.0	(157.8)	(6,326.6)	12,616.5	(2,612.2)	376.9	5,307.1	845.6
Total comprehensive income						1,657.5	367.7	13.8	2,039.0	17.2
Cash dividends declared ($1.92 per share)						(1,135.1)			(1,135.1)
Shares purchased				(25.4)	(1,651.5)				(1,651.5)
Stock compensation plans (includes income tax benefits of $64.1)			3.6	5.5	215.2				218.8
Unearned compensation related to stock unit awards			(78.5)						(78.5)
Earned compensation			94.9						94.9
Increase in redemption value of redeemable interest			(75.9)						(75.9)	75.9
Acquisition of interest in subsidiary			(0.2)					0.1	(0.1)
Distributions to redeemable and noncontrolling interest holders								(33.2)	(33.2)	(27.8)

Balance as of May 28, 2017	754.6	75.5	1,120.9	(177.7)	(7,762.9)	13,138.9	(2,244.5)	357.6	4,685.5	910.9
Total comprehensive income						2,131.0	144.9	26.9	2,302.8	43.6
Cash dividends declared ($1.96 per share)						(1,139.7)			(1,139.7)
Shares purchased				(10.9)	(601.6)				(601.6)
Shares issued			(39.1)	22.7	1,009.0				969.9
Stock compensation plans (includes income tax benefits of $25.2)			(57.9)	4.4	188.0				130.1
Unearned compensation related to stock unit awards			(58.1)						(58.1)
Earned compensation			77.0						77.0
Decrease in redemption value of redeemable interest			159.7						159.7	(159.7)
Distributions to redeemable and noncontrolling interest holders								(33.2)	(33.2)	(18.6)
Reclassification of certain income tax effects						329.4	(329.4)		-

Balance as of May 27, 2018	754.6	$75.5	$1,202.5	(161.5)	$(7,167.5)	$14,459.6	$(2,429.0)	$351.3	$6,492.4	$776.2

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2018	2017	2016
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$2,163.0	$1,701.1	$1,736.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	618.8	603.6	608.1
After-tax earnings from joint ventures	(84.7)	(85.0)	(88.4)
Distributions of earnings from joint ventures	113.2	75.6	75.1
Stock-based compensation	77.0	95.7	89.8
Deferred income taxes	(504.3)	183.9	120.6
Pension and other postretirement benefit plan contributions	(31.8)	(45.4)	(47.8)
Pension and other postretirement benefit plan costs	4.6	35.7	118.1
Divestitures loss (gain)	-	13.5	(148.2)
Restructuring, impairment, and other exit costs	126.0	117.0	107.2
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	542.1	(194.2)	298.5
Other, net	(182.9)	(86.3)	(105.6)

Net cash provided by operating activities	2,841.0	2,415.2	2,764.2

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(622.7)	(684.4)	(729.3)
Acquisitions, net of cash acquired	(8,035.8)	-	(84.0)
Investments in affiliates, net	(17.3)	3.3	63.9
Proceeds from disposal of land, buildings, and equipment	1.4	4.2	4.4
Proceeds from divestitures	-	17.5	828.5
Exchangeable note	-	13.0	21.1
Other, net	(11.0)	(0.5)	(11.2)

Net cash provided (used) by investing activities	(8,685.4)	(646.9)	93.4

Cash Flows - Financing Activities
Change in notes payable	327.5	962.4	(323.8)
Issuance of long-term debt	6,550.0	1,072.1	542.5
Payment of long-term debt	(600.1)	(1,000.0)	(1,000.4)
Proceeds from common stock issued on exercised options	99.3	112.6	171.9
Proceeds from common stock issued	969.9	-	-
Purchases of common stock for treasury	(601.6)	(1,651.5)	(606.7)
Dividends paid	(1,139.7)	(1,135.1)	(1,071.7)
Distributions to noncontrolling and redeemable interest holders	(51.8)	(61.0)	(84.3)
Other, net	(108.0)	(46.9)	(47.5)

Net cash provided (used) by financing activities	5,445.5	(1,747.4)	(2,420.0)

Effect of exchange rate changes on cash and cash equivalents	31.8	(18.5)	(8.1)

Increase (decrease) in cash and cash equivalents	(367.1)	2.4	429.5
Cash and cash equivalents - beginning of year	766.1	763.7	334.2

Cash and cash equivalents - end of year	$399.0	$766.1	$763.7

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions and divestitures:
Receivables	$(122.7)	$(69.2)	$(6.9)
Inventories	15.6	(61.5)	(146.1)
Prepaid expenses and other current assets	(10.7)	16.6	(0.1)
Accounts payable	575.3	99.5	318.7
Other current liabilities	84.6	(179.6)	132.9

Changes in current assets and liabilities	$542.1	$(194.2)	$298.5

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

Change in Reporting Period

As part of a long-term plan to conform the fiscal year ends of all our operations, in fiscal 2017 we changed the reporting period of General Mills Brasil Alimentos Ltda (Yoki) within our Asia & Latin America segment from an April fiscal year-end to a May fiscal year-end to match our fiscal calendar. Accordingly, in fiscal 2017, our results included 13 months of results from the affected operations. The impact of these changes was not material to our consolidated results of operations. Our General Mills India business and Pet operating segment are on an April fiscal year end.

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

Land, Buildings, Equipment, and Depreciation

Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 years, and equipment, furniture, and software are usually depreciated over 3 to 10 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation and the resulting gains and losses, if any, are recognized in earnings. As of May 27, 2018, assets held for sale were insignificant.

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

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. In fiscal 2016, we changed the date of our annual goodwill and indefinite-lived intangible asset impairment assessment from the first day of the third quarter to the first day of the second quarter to more closely align with the timing of our annual long-range planning process. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, impairment has occurred. We recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value up to the total amount of goodwill allocated to the reporting unit. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors.

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

Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Blue Buffalo, Pillsbury, Totino’s, Progresso, Yoplait, Old El Paso, Yoki, Häagen-Dazs, and Annie’s brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs which included projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate.

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

Redeemable Interest

We have a 51 percent controlling interest in Yoplait SAS, a consolidated entity. Sodiaal International (Sodiaal) holds the remaining 49 percent interest in Yoplait SAS. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. This put option requires us to classify Sodiaal’s interest as a redeemable interest outside of equity on our Consolidated Balance Sheets for as long as the put is exercisable by Sodiaal. When the put is no longer exercisable, the redeemable interest will be reclassified to noncontrolling interests on our Consolidated Balance Sheets. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. During the second quarter of fiscal 2018, we adjusted the redeemable interest’s redemption value based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long-range plan, capital spending, depreciation, taxes, foreign currency exchange rates, and a discount rate.

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

We report the benefits of tax deductions in excess of recognized compensation cost as an operating cash flow.

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

In fiscal 2018, we approved an amendment to reorganize the U.S. qualified defined benefit pension plans and the supplemental pension plans that resulted in the spinoff of a portion of the General Mills Pension Plan (the Plan) and the 2005 Supplemental Retirement Plan and the Supplemental Retirement Plan (Grandfathered) (together, the Supplemental Plans) into new plans effective May 31, 2018. The benefits offered to the plans’ participants were unchanged. The result of the reorganization was the creation of the General Mills Pension Plan I (Plan I) and the 2005 Supplemental Retirement Plan I and the Supplemental Retirement Plan I (Grandfathered) (together, the Supplemental Plans I). The reorganization was made to facilitate a targeted investment strategy over time and to provide additional flexibility in evaluating opportunities to reduce risk and volatility. Actuarial gains and losses associated with the Plan and the Supplemental Plans are amortized over the average remaining service period of the active participants. Actuarial gains and losses associated with the Plan I and the Supplemental Plans I are amortized over the average remaining life of the participants. Please refer to Note 13 for a description of our defined benefit pension, other postretirement benefit, and postemployment benefit plans.

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

Other New Accounting Standards

In the third quarter of fiscal 2018, we adopted new accounting requirements that codify Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 118, as it relates to allowing for recognition of provisional amounts related to the U.S. Tax Cuts and Jobs Act (TCJA) in the event that the accounting is not complete and a reasonable estimate can be made. Where necessary information is not available, prepared, or analyzed to determine a reasonable estimate, no provisional amount should be recorded. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA.

In the third quarter of fiscal 2018, we adopted new accounting requirements that provide the option to reclassify stranded income tax effects resulting from the TCJA from AOCI to retained earnings. We elected to reclassify the stranded income tax effects of the TCJA of $329.4 million from AOCI to retained earnings. This reclassification consists of deferred taxes originally recorded in AOCI that exceed the newly enacted federal corporate tax rate. The new accounting requirements allow for adjustments to reclassification amounts in subsequent periods as a result of changes to the provisional amounts recorded.

In the first quarter of fiscal 2018, we adopted new requirements for the accounting and presentation of stock-based payments. The adoption of this guidance resulted in the prospective recognition of realized windfall and shortfall tax benefits related to the exercise or vesting of stock-based awards in our Consolidated Statements of Earnings instead of additional paid-in capital within our Consolidated Balance Sheets. We recognized a windfall tax benefit in income tax expense in our Consolidated Statements of Earnings of $25.2 million in fiscal 2018. We retrospectively adopted the guidance related to reclassification of realized windfall tax benefits in our Consolidated Statements of Cash Flows. This resulted in reclassifications of $25.2 million, $64.1 million, and $94.1 million of cash provided by financing activities to operating activities for fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Additionally, we retrospectively adopted the guidance related to reclassification of employee tax withholdings in our Consolidated Statements of Cash Flows. This resulted in reclassifications of $26.8 million, $37.8 million, and $40.3 million of cash used by operating activities to financing activities for fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Stock-based compensation expense continues to reflect estimated forfeitures.

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

NOTE 3. ACQUISITION AND DIVESTITURES

On April 24, 2018, we acquired Blue Buffalo Pet Products, Inc. (“Blue Buffalo”) for an aggregate purchase price of $8.0 billion, including $103.0 million of consideration for net debt repaid at the time of the acquisition. In accordance with the definitive agreement and plan of merger, a subsidiary of General Mills merged into Blue Buffalo, with Blue Buffalo surviving the merger as a wholly owned subsidiary of General Mills. In accordance with the merger agreement, equity holders of Blue Buffalo received $40.00 per share in cash. We financed the transaction with a combination of $6.0 billion in debt, $1.0 billion in equity, and cash on hand. The acquisition accelerates our portfolio reshaping strategy. In fiscal 2018, we recorded acquisition transaction and integration costs of $34.0 million recorded in selling, general, and administrative expenses and $49.9 million in interest, net related to the debt issued to finance the acquisition.

We consolidated Blue Buffalo into our Consolidated Balance Sheets and recorded goodwill of $5.3 billion, an indefinite lived intangible asset for the Blue Buffalo brand of $2.7 billion, and a finite lived customer relationship asset of $269.0 million. The goodwill was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is included in the Pet reporting unit and is not deductible for tax purposes. We have conducted a preliminary assessment of certain assets and liabilities related to the acquisition of Blue Buffalo. We are continuing our review of these items during the measurement period, and if new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of these items.

The consolidated results of Blue Buffalo will be reported as our Pet operating segment in future periods on a one-month lag. Accordingly, in fiscal 2018, our Consolidated Statements of Earnings do not include Pet operating segment results.

The acquired assets and assumed liabilities include the following:

Assets (Liabilities), In Millions
Receivables	$128.9
Inventories	176.5
Prepaid expenses and other current assets	4.8
Land, buildings, and equipment	359.2
Goodwill	5,294.9
Other intangible assets	3,015.0
Other assets	1.7
Accounts payable	(55.1)
Other current liabilities	(62.2)
Deferred income taxes	(750.2)
Other liabilities	(77.7)
Total assets acquired and liabilities assumed	$8,035.8

The fair value of other intangible assets is as follows:

In Millions	Type	Life in Years	Value
Brand Intangible	Non-amortizable	Indefinite	$2,746.0
Customer relationships	Amortizable	20	269.0
Total other intangible assets			$3,015.0

The following unaudited supplemental pro forma information is presented as if the acquisition had occurred at the beginning of fiscal 2017:

	Unaudited
	Fiscal Year
In Millions	2018	2017
Net sales	$17,057.4	$16,772.9
Net earnings attributable to General Mills	2,252.4	1,540.2

The fiscal 2017 pro forma amounts include transaction and integration costs of $83.9 million and the purchase accounting adjustment to record inventory at fair value of $52.7 million. The fiscal 2017 and fiscal 2018 pro forma amounts include interest expense of $238.7 million on the debt issued to finance the transaction and amortization expense of $13.5 million based on the estimated fair value and useful life of the customer relationships intangible asset. Additionally, the pro forma amounts include an increase to cost of sales by $1.6 million in fiscal 2017 and $5.1 million in fiscal 2018 to reflect the impact of using the LIFO method of inventory valuation on Blue Buffalo’s historical operating results. Pro forma amounts include related tax effects of $125.1 million in fiscal 2017 and $14.5 million in fiscal 2018. Unaudited pro forma amounts are not necessarily indicative of results had the acquisition occurred at the beginning of fiscal 2017 or of future results.

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

NOTE 4. RESTRUCTURING, IMPAIRMENT, AND OTHER EXIT COSTS

INTANGIBLE ASSET IMPAIRMENT

In fiscal 2018, we recorded a $96.9 million charge related to the impairment of our, Yoki, Mountain High and Immaculate Baking brand intangible assets in restructuring, impairment, and other exit costs. Please see Note 6 for additional information.

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

We are currently pursuing several multi-year restructuring initiatives designed to increase our efficiency and focus our business behind our key growth strategies. Charges recorded in fiscal 2018 related to these initiatives were as follows:

	Fiscal 2018
In Millions	Severance	Asset Write-offs	Accelerated Depreciation	Other	Total
Global cost savings initiatives	$48.9	$-	$-	$0.4	$49.3
Global reorganization	(3.0)	0.6	-	0.2	(2.2)
Closure of Melbourne, Australia plant	0.7	5.8	2.1	7.1	15.7
Restructuring of certain international product lines	(0.1)	-	-	-	(0.1)
Closure of Vineland, New Jersey plant	(1.6)	0.6	10.6	3.2	12.8
Project Compass	0.4	-	-	-	0.4
Project Century	(0.3)	4.8	-	3.3	7.8
Combination of certain operational facilities	0.7	(1.7)	-	-	(1.0)
Total	$45.7	$10.1	$12.7	$14.2	$82.7

In the fourth quarter of 2018, we approved global cost savings initiatives designed to reduce administrative costs and align resources behind high growth initiatives. These actions will affect approximately 625 positions, and we expect to incur approximately $55 million of net expenses relating to these actions, most of which will be cash. We recorded $49.3 million of restructuring charges relating to these actions in fiscal 2018. We expect these actions to be completed by the end of fiscal 2019.

Charges recorded in fiscal 2017 were as follows:

	Fiscal 2017
In Millions	Severance	Asset Write-offs	Pension Related	Accelerated Depreciation	Other	Total
Global reorganization	$66.3	$-	$-	$-	$5.8	$72.1
Closure of Melbourne, Australia plant	11.4	4.5	-	5.6	0.4	21.9
Restructuring of certain international product lines	7.0	37.0	-	(0.3)	1.4	45.1
Closure of Vineland, New Jersey plant	12.3	7.9	1.5	14.5	5.2	41.4
Project Compass	(1.5)	0.1	-	0.2	0.8	(0.4)
Project Century	(1.0)	13.0	0.7	18.5	12.8	44.0
Total	$94.5	$62.5	$2.2	$38.5	$26.4	$224.1

In the third quarter of fiscal 2017, we approved restructuring actions designed to better align our organizational structure with our strategic initiatives. These actions affected 600 positions and we incurred $69.9 million of net expenses relating to these actions, most of which was cash. Restructuring charges relating to these actions were reduced by $2.2 million in fiscal 2018. We recorded $72.1 million of restructuring charges relating to these actions in fiscal 2017. These actions were completed in fiscal 2018.

In the second quarter of fiscal 2017, we notified the employees and their representatives of our decision to close our pasta manufacturing facility in Melbourne, Australia in our Europe & Australia segment to improve our margin structure. This action will affect approximately 350 positions, and we expect to incur approximately $40 million of net expenses relating to this action, most of which will be non-cash. We recorded $15.7 million of restructuring charges relating to this action in fiscal 2018 and $21.9 million in fiscal 2017. We expect this action to be completed by the end of fiscal 2019.

In the first quarter of fiscal 2017, we announced a plan to restructure certain product lines in our Asia & Latin America segment. To eliminate excess capacity, we closed our snacks manufacturing facility in Marília, Brazil and ceased production operations for meals and snacks at our facility in São Bernardo do Campo, Brazil. We also ceased production of certain underperforming snack products at our facility in Nanjing, China. These and other actions will affect approximately 420 positions in our Brazilian operations and approximately 440 positions in our Greater China operations. We expect to incur approximately $46 million of net expenses related to these actions, most of which will be non-cash. Restructuring charges relating to these actions were reduced by $0.1 million in fiscal 2018. We recorded $45.1 million of restructuring charges relating to these actions in fiscal 2017. We expect these actions to be completed by the end of fiscal 2019.

In the first quarter of fiscal 2017, we approved a plan to close our Vineland, New Jersey facility to eliminate excess soup capacity in our North America Retail segment. This action will affect 380 positions, and we expect to incur approximately $54 million of net expenses related to this action, of which approximately $11 million will be cash. We recorded $12.8 million of restructuring charges relating to this action in fiscal 2018 and $41.4 million in fiscal 2017. We expect this action to be completed by the end of fiscal 2019.

Charges recorded in fiscal 2016 were as follows:

	Fiscal 2016
In Millions	Severance	Asset Write-offs	Pension Related	Accelerated Depreciation	Other	Total
Project Compass	$45.4	$-	$1.4	$-	$7.9	$54.7
Project Catalyst	(8.7)	1.2	-	-	-	(7.5)
Project Century	30.9	30.7	19.1	76.5	25.4	182.6
Total	$67.6	$31.9	$20.5	$76.5	$33.3	$229.8

In the first quarter of fiscal 2016, we approved Project Compass, a restructuring plan designed to enable our international operations to accelerate long-term growth through increased organizational effectiveness and reduced administrative expense. In connection with this project, we eliminated 749 positions. We incurred $54.7 million of net expenses, most of which was cash. We recorded $0.4 million of restructuring charges relating to this action in fiscal 2018, restructuring charges were reduced by $0.4 million in fiscal 2017, and we incurred $54.7 million of restructuring charges in fiscal 2016. This action was completed in fiscal 2018.

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

As part of Century, in the first quarter of fiscal 2016, we approved a restructuring plan to close our West Chicago, Illinois cereal and dry dinner manufacturing plant in our North America Retail segment supply chain. This action affected 484 positions, and we incurred $109.3 million of net expenses relating to this action, of which $21 million was cash. We recorded $6.9 million of restructuring charges relating to this action in fiscal 2018, $23.2 million in fiscal 2017 and $79.2 million in fiscal 2016. This action was completed in fiscal 2018.

As part of Century, in the first quarter of fiscal 2016, we approved a restructuring plan to close our Joplin, Missouri snacks plant in our North America Retail segment supply chain. This action affected 125 positions, and we incurred $8.0 million of net expenses relating to this action, of which less than $1 million was cash. We recorded $1.4 million of restructuring charges relating to this action in fiscal 2018, $0.3 million in fiscal 2017, and $6.3 million in fiscal 2016. This action was completed in fiscal 2018.

We paid cash related to restructuring initiatives of $53.6 million in fiscal 2018, $107.8 million in fiscal 2017, and $122.6 million in fiscal 2016.

In addition to restructuring charges, we expect to incur approximately $130 million of project-related costs, which will be recorded in cost of sales, all of which will be cash. We recorded project-related costs in cost of sales of $11.3 million in fiscal 2018, $43.9 million in fiscal 2017, and $57.5 million in fiscal 2016. We paid cash for project-related costs of $10.9 million in fiscal 2018, $46.9 million in fiscal 2017, and $54.5 million in fiscal 2016. We expect these activities to be completed in fiscal 2019.

Restructuring charges and project-related costs are classified in our Consolidated Statements of Earnings as follows:

	Fiscal
In Millions	2018	2017	2016
Cost of sales	$14.0	$41.5	$78.4
Restructuring, impairment, and other exit costs	68.7	182.6	151.4
Total restructuring charges	82.7	224.1	229.8
Project-related costs classified in cost of sales	$11.3	$43.9	$57.5

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 31, 2015	$118.6	$0.6	$1.6	$120.8
Fiscal 2016 charges, including foreign currency translation	64.3	1.6	4.3	70.2
Utilized in fiscal 2016	(109.3)	(0.7)	(4.4)	(114.4)
Reserve balance as of May 29, 2016	73.6	1.5	1.5	76.6
Fiscal 2017 charges, including foreign currency translation	95.0	0.9	8.1	104.0
Utilized in fiscal 2017	(86.8)	(1.7)	(7.1)	(95.6)
Reserve balance as of May 28, 2017	81.8	0.7	2.5	85.0
Fiscal 2018 charges, including foreign currency translation	40.8	0.2	(0.7)	40.3
Utilized in fiscal 2018	(56.6)	(0.8)	(1.1)	(58.5)
Reserve balance as of May 27, 2018	$66.0	$0.1	$0.7	$66.8

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

Results from our CPW and HDJ joint ventures are reported for the 12 months ended March 31.

Joint venture related balance sheet activity follows:

In Millions	May 27, 2018	May 28, 2017
Cumulative investments	$499.6	$505.3
Goodwill and other intangibles	488.7	472.0
Aggregate advances included in cumulative investments	295.3	284.7

Joint venture earnings and cash flow activity follows:

	Fiscal Year
In Millions	2018	2017	2016
Sales to joint ventures	$7.4	$7.0	$10.5
Net advances (repayments)	17.3	(3.3)	(63.9)
Dividends received	113.2	75.6	75.1

Summary combined financial information for the joint ventures on a 100 percent basis follows:

	Fiscal Year
In Millions	2018	2017	2016
Net sales:
CPW	$1,734.0	$1,648.4	$1,674.8
HDJ	430.4	435.1	369.4
Total net sales	2,164.4	2,083.5	2,044.2
Gross margin	853.6	865.9	867.6
Earnings before income taxes	216.2	243.3	234.8
Earnings after income taxes	176.7	190.3	186.7

In Millions	May 27, 2018	May 28, 2017
Current assets	$938.5	$849.7
Noncurrent assets	902.5	858.9
Current liabilities	1,579.3	1,469.6
Noncurrent liabilities	72.6	55.2

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets are as follows:

In Millions	May 27, 2018	May 28, 2017
Goodwill	$14,065.0	$8,747.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,818.7	4,161.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	811.7	524.8
Less accumulated amortization	(185.3)	(155.5)
Intangible assets subject to amortization	626.4	369.3
Other intangible assets	7,445.1	4,530.4
Total	$21,510.1	$13,277.6

Based on the carrying value of finite-lived intangible assets as of May 27, 2018, amortization expense for each of the next five fiscal years is estimated to be approximately $41 million.

On April 24, 2018, we acquired Blue Buffalo, which became our Pet operating segment and we recorded $5.3 billion of goodwill, $2.7 billion related to an indefinite-lived brand intangible asset, and $269.0 million related to a customer relationships intangible asset.

The changes in the carrying amount of goodwill for fiscal 2016, 2017, and 2018 are as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 31, 2015	$6,546.2	$-	$921.1	$719.1	$287.0	$401.5	$8,874.9
Acquisition	54.1	-	-	-	29.4	-	83.5
Divestitures	(184.5)	-	-	-	(1.9)	-	(186.4)
Other activity, primarily foreign currency translation	(5.5)	-	-	(2.6)	(27.4)	4.7	(30.8)
Balance as of May 29, 2016	6,410.3	-	921.1	716.5	287.1	406.2	8,741.2
Divestiture	-	-	(2.3)	-	-	-	(2.3)
Other activity, primarily foreign currency translation	(3.8)	-	-	(15.7)	25.3	2.5	8.3
Balance as of May 28, 2017	6,406.5	-	918.8	700.8	312.4	408.7	8,747.2
Acquisition	-	5,294.9	-	-	-	-	5,294.9
Other activity, primarily foreign currency translation	4.1	-	-	29.1	(27.4)	17.1	22.9
Balance as of May 27, 2018	$6,410.6	$5,294.9	$918.8	$729.9	$285.0	$425.8	$14,065.0

The changes in the carrying amount of other intangible assets for fiscal 2016, 2017, and 2018 are as follows:

In Millions	Total
Balance as of May 31, 2015	$4,677.0
Acquisition	30.1
Divestiture	(119.6)
Other activity, primarily amortization and foreign currency translation	(48.9)
Balance as of May 29, 2016	4,538.6
Other activity, primarily amortization and foreign currency translation	(8.2)
Balance as of May 28, 2017	4,530.4
Acquisition	3,015.0
Impairment charge	(96.9)
Other activity, primarily amortization and foreign currency translation	(3.4)
Balance as of May 27, 2018	$7,445.1

Our annual goodwill and indefinite-lived intangible assets test was performed on the first day of the second quarter of fiscal 2018. As of the assessment date, we determined there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Yoki and Progresso brand intangible assets and the Latin America reporting unit.

The excess fair value as of the fiscal 2018 test date of the Yoki and Progresso brand intangible assets and the Latin America reporting unit is as follows:

In Millions	Carrying Value of Intangible Asset	Excess Fair Value as of Fiscal 2018 Test Date
Yoki	$138.2	1%
Progresso	462.1	6%
Latin America	$272.0	21%

While having significant coverage as of our fiscal 2018 assessment date, the Food Should Taste Good and Green Giant brand intangible assets and U.S. Yogurt reporting unit had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

During the fourth quarter of fiscal 2018, we executed our fiscal 2019 planning process and preliminary long-range planning process, which resulted in lower future sales and profitability projections in our plans for the businesses supporting our Yoki, Mountain High, and Immaculate Baking brand intangible assets. As a result of this triggering event, we performed an interim impairment assessment of these assets as of May 27, 2018, and determined that the fair value of these brand assets no longer exceeded the carrying values of the respective assets. Significant assumptions used in that assessment included our updated long-range cash flow projections for the businesses, royalty rates, weighted average cost of capital rates, and tax rates. We recorded a $96.9 million impairment charge in the fourth quarter of fiscal 2018 related to these assets as follows:

In Millions	Impairment Charge	Carrying Value as of May 27, 2018
Yoki	$65.0	$63.6
Mountain High	20.0	15.4
Immaculate Baking	11.9	-
Total	$96.9	$79.0

NOTE 7. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 27, 2018 and May 28, 2017, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Fair Value		Gross Gains		Gross Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2018	2017	2018	2017	2018	2017	2018	2017
Available for sale:
Debt securities	$25.4	$265.4	$25.4	$265.5	$-	$0.1	$-	$-
Equity securities	0.3	1.8	3.5	9.9	3.2	8.1	-	-
Total	$25.7	$267.2	$28.9	$275.4	$3.2	$8.2	$-	$-

We realized $6.8 million of gains from the sale of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period and the security’s maturity date. The aggregate unrealized gains and losses on available-for-sale securities, net of tax effects, are classified in AOCI within stockholders’ equity.

Scheduled maturities of our marketable securities are as follows:

	Available for Sale
In Millions	Cost	Fair Value
Under 1 year (current)	$25.4	$25.4
Equity securities	0.3	3.5
Total	$25.7	$28.9

As of May 27, 2018, we did not any have cash and cash equivalents pledged as collateral for derivative contracts. As of May 27, 2018, $0.9 million of certain accounts receivable were pledged as collateral against a foreign uncommitted line of credit.

The fair value and carrying amounts of long-term debt, including the current portion, were $14,169.7 million and $14,268.8 million, respectively, as of May 27, 2018. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Unallocated corporate items for fiscal 2018, 2017 and 2016 included:

	Fiscal Year
In Millions	2018	2017	2016
Net gain (loss) on mark-to-market valuation of commodity positions	$14.3	$(22.0)	$(69.1)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	11.3	32.0	127.9
Net mark-to-market revaluation of certain grain inventories	6.5	3.9	4.0
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$32.1	$13.9	$62.8

As of May 27, 2018, the net notional value of commodity derivatives was $238.8 million, of which $147.9 million related to agricultural inputs and $90.9 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was a $2.6 million loss in fiscal 2018, and less than $1 million in fiscal 2017 and 2016.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was a $3.4 million loss in fiscal 2018, a $4.3 million gain in fiscal 2017, and less than $1 million in fiscal 2016.

In advance of planned debt financing related to the acquisition of Blue Buffalo, we entered into $3,800.0 million of treasury locks due April 19, 2018, with an average fixed rate of 2.9 percent, of which $2,300.0 million were entered into in the third quarter of fiscal 2018 and $1,500.0 million were entered into in the fourth quarter of fiscal 2018. All of these treasury locks were cash settled for $43.9 million during the fourth quarter of fiscal 2018, concurrent with the issuance of our $850.0 million 5.5-year fixed-rate notes, $800.0 million 7-year fixed-rate notes, $1,400.0 million 10-year fixed-rate notes, $500.0 million 20-year fixed-rate notes, and $650.0 million 30-year fixed-rate notes.

In advance of planned debt financing, in fiscal 2018, we entered into $500.0 million of treasury locks due October 15, 2017 with an average fixed rate of 1.8 percent. All of these treasury locks were cash settled for $3.7 million during the second quarter of fiscal 2018, concurrent with the issuance of our $500.0 million 5-year fixed-rate notes.

In advance of planned debt financing, in the first quarter of fiscal 2017 and the third quarter of fiscal 2016, we entered into $100.0 million and $400.0 million, respectively, of treasury locks due February 15, 2017 with an average fixed rate of 2.0 percent. All of these treasury locks were cash settled for $17.2 million during the third quarter of fiscal 2017, concurrent with the issuance of our $750.0 million 10-year fixed-rate notes.

As of May 27, 2018, the pre-tax amount of cash-settled interest rate hedge gain or loss remaining in AOCI, which will be reclassified to earnings over the remaining term of the related underlying debt, follows:

In Millions	Gain/(Loss)
5.65% notes due February 15, 2019	$0.4
3.15% notes due December 15, 2021	(35.2)
2.6% notes due October 12, 2022	3.2
1.0% notes due April 27, 2023	(1.2)
3.7% notes due October 17, 2023	(1.8)
3.65% notes due February 15, 2024	10.2
4.0% notes due April 17, 2025	(4.0)
3.2% notes due February 10, 2027	14.9
1.5% notes due April 27, 2027	(2.9)
4.2% notes due April 17, 2028	(10.1)
4.55% notes due April 17, 2038	(10.9)
5.4% notes due June 15, 2040	(12.3)
4.15% notes due February 15, 2043	9.7
4.7% notes due April 17, 2048	(14.2)
Net pre-tax hedge loss in AOCI	$(54.2)

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate derivatives. Average floating rates are based on rates as of the end of the reporting period.

In Millions	May 27, 2018	May 28, 2017
Pay-floating swaps - notional amount	$500.0	$1,000.0
Average receive rate	2.2%	1.8%
Average pay rate	2.9%	1.6%

The swap contracts outstanding as of May 27, 2018 mature in fiscal 2020.

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

As of May 27, 2018, the net notional value of foreign exchange derivatives was $899.5 million. The amount of hedge ineffectiveness was less than $1 million in each of fiscal 2018, 2017, and 2016.

We also have many net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 27, 2018, we hedged a portion of these net investments with €2,200.0 million of euro denominated bonds. As of May 27, 2018, we had deferred net foreign currency transaction losses of $142.3 million in AOCI associated with net investment hedging activity.

EQUITY INSTRUMENTS

Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of May 27, 2018, the net notional amount of our equity swaps was $165.3 million. These swap contracts mature in fiscal 2019.

FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of May 27, 2018 and May 28, 2017, were as follows:

	May 27, 2018				May 27, 2018
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$-	$-	$-	$-	$-	$(6.6)	$-	$(6.6)
Foreign exchange contracts (c) (d)	-	9.4	-	9.4	-	(6.4)	-	(6.4)
Total	-	9.4	-	9.4	-	(13.0)	-	(13.0)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	-	2.5	-	2.5	-	(0.8)	-	(0.8)
Commodity contracts (c) (e)	14.7	13.0	-	27.7	(0.5)	(0.6)	-	(1.1)
Grain contracts (c) (e)	-	7.1	-	7.1	-	(1.2)	-	(1.2)
Total	14.7	22.6	-	37.3	(0.5)	(2.6)	-	(3.1)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	3.5	25.4	-	28.9	-	-	-	-
Long-lived assets (g)	-	10.0	-	10.0	-	-	-	-
Indefinite-lived intangible assets (h)	-	-	79.0	79.0	-	-	-	-
Total	3.5	35.4	79.0	117.9	-	-	-	-
Total assets, liabilities, and derivative positions recorded at fair value	$18.2	$67.4	$79.0	$164.6	$(0.5)	$(15.6)	$-	$(16.1)
(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.
(g)	We recorded $9.0 million in non-cash impairment charges in fiscal 2018 to write down certain long-lived assets to their fair value. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a carrying value of $19.0 million and were associated with the restructuring actions described in Note 4.
(h)	See Note 6.

	May 28, 2017				May 28, 2017
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$-	$0.7	$-	$0.7	$-	$(0.4)	$-	$(0.4)
Foreign exchange contracts (c) (d)	-	16.3	-	16.3	-	(3.6)	-	(3.6)
Total	-	17.0	-	17.0	-	(4.0)	-	(4.0)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	-	0.2	-	0.2	-	(6.6)	-	(6.6)
Commodity contracts (c) (e)	4.1	7.4	-	11.5	(3.4)	(4.8)	-	(8.2)
Grain contracts (c) (e)	-	2.7	-	2.7	-	(5.6)	-	(5.6)
Total	4.1	10.3	-	14.4	(3.4)	(17.0)	-	(20.4)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	9.9	265.5	-	275.4	-	-	-	-
Long-lived assets (g)	-	43.7	-	43.7	-	-	-	-
Total	9.9	309.2	-	319.1	-	-	-	-
Total assets, liabilities, and derivative positions recorded at fair value	$14.0	$336.5	$-	$350.5	$(3.4)	$(21.0)	$-	$(24.4)
(a)	These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)	Based on LIBOR and swap rates.
(c)	These contracts are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position.
(d)	Based on observable market transactions of spot currency rates and forward currency prices.
(e)	Based on prices of futures exchanges and recently reported transactions in the marketplace.
(f)	Based on prices of common stock and bond matrix pricing.
(g)	We recorded $47.4 million in non-cash impairment charges in fiscal 2017 to write down certain long-lived assets to their fair value. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a carrying value of $91.1 million and were associated with the restructuring actions described in Note 4.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the fiscal years ended May 27, 2018 and May 28, 2017, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$(50.5)	$24.0	$(14.6)	$46.3	$-	$-	$-	$-	$(65.1)	$70.3
Amount of net gain (loss) reclassified from AOCI into earnings (a) (b)	19.3	(5.0)	(4.2)	33.8	-	-	-	-	15.1	28.8
Amount of net gain (loss) recognized in earnings (c)	(2.6)	0.1	(0.3)	0.6	-	-	-	-	(2.9)	0.7
Derivatives in Fair Value Hedging Relationships:
Amount of net gain (loss) recognized in earnings (d)	(3.4)	4.3	-	-	-	-	-	-	(3.4)	4.3
Derivatives Not Designated as Hedging Instruments:
Amount of net gain (loss) recognized in earnings (d)	-	-	(2.8)	7.6	14.3	17.8	26.9	(16.2)	38.4	9.2
(a)	Effective portion.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	Gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, including SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.
(d)	Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in our Consolidated Balance Sheets to the net fair values that could be reported in our Consolidated Balance Sheets:

	May 27, 2018
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$27.7	$-	$27.7	$(1.1)	$-	$26.6	$(1.1)	$-	$(1.1)	$1.1	$-	$-
Interest rate contracts	-	-	-	-	-	-	(6.9)	-	(6.9)	-	-	(6.9)
Foreign exchange contracts	11.8	-	11.8	(5.7)	-	6.1	(7.2)	-	(7.2)	5.7	-	(1.5)
Equity contracts	3.9	-	3.9	(0.4)	-	3.5	(0.4)	-	(0.4)	0.4	-	-
Total	$43.4	$-	$43.4	$(7.2)	$-	$36.2	$(15.6)	$-	$(15.6)	$7.2	$-	$(8.4)

	May 28, 2017
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$11.5	$-	$11.5	$(7.2)	$-	$4.3	$(8.2)	$-	$(8.2)	$7.2	$-	$(1.0)
Interest rate contracts	0.9	-	0.9	(0.5)	-	0.4	(0.5)	-	(0.5)	0.5	-	-
Foreign exchange contracts	16.5	-	16.5	(7.2)	-	9.3	(10.2)	-	(10.2)	7.2	-	(3.0)
Equity contracts	1.9	-	1.9	-	-	1.9	-	-	-	-	-	-
Total	$30.8	$-	$30.8	$(14.9)	$-	$15.9	$(18.9)	$-	$(18.9)	$14.9	$-	$(4.0)

(a) Includes related collateral offset in our Consolidated Balance Sheets.

(b) Net fair value as recorded in our Consolidated Balance Sheets.

(c) Fair value of assets that could be reported net in our Consolidated Balance Sheets.

(d) Fair value of liabilities that could be reported net in our Consolidated Balance Sheets.

(e) Fair value of assets and liabilities reported on a gross basis in our Consolidated Balance Sheets.

AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS

As of May 27, 2018, the after-tax amounts of unrealized gains and losses in AOCI related to hedge derivatives follows:

In Millions	After-Tax Gain/(Loss)
Unrealized losses from interest rate cash flow hedges	$(39.6)
Unrealized gains from foreign currency cash flow hedges	7.5
After-tax loss in AOCI related to hedge derivatives	$(32.1)

The net amount of pre-tax gains and losses in AOCI as of May 27, 2018 that we expect to be reclassified into net earnings within the next 12 months is a $0.7 million net gain.

CREDIT-RISK-RELATED CONTINGENT FEATURES

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 27, 2018, was $7.2 million. We have posted no collateral under these contracts. If the credit-risk-related contingent features underlying these agreements had been triggered on May 27, 2018, we would have been required to post $7.2 million of collateral to counterparties.

CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK

During fiscal 2018, customer concentration was as follows:

Percent of total	Consolidated	North America Retail	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America
Walmart (a):
Net sales	21%	30%	7%	1%	4%
Accounts receivable		23%	7%	1%	5%

Five largest customers:
Net sales		54%	44%	27%	12%

(a) Includes Walmart Inc. and its affiliates.

No customer other than Walmart accounted for 10 percent or more of our consolidated net sales.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $15.2 million against which we do not hold collateral. Under the terms of our swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of May 27, 2018, $936.6 million of our accounts payable is payable to suppliers who utilize these third party services.

NOTE 8. DEBT

Notes Payable

The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 27, 2018		May 28, 2017
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$1,213.5	2.2%	$954.7	1.1%
Financial institutions	336.3	6.2	279.4	7.0
Total	$1,549.8	3.1%	$1,234.1	2.4%

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have uncommitted and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 27, 2018:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
June 2019	0.2	0.1
September 2018	0.1	-
Total committed credit facilities	3.0	0.1
Uncommitted credit facilities	0.5	0.2
Total committed and uncommitted credit facilities	$3.5	$0.3

In February 2018, we entered into a fee-paid commitment letter with certain lenders, pursuant to which such lenders committed to provide a 364-day senior unsecured bridge term loan credit facility (the “Bridge Facility”) in an aggregate principal amount of up to $8.5 billion to provide the financing for the acquisition of Blue Buffalo. The Bridge Facility expired in the fourth quarter of fiscal 2018.

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of May 27, 2018.

Long-Term Debt

In April 2018, we issued $4,800.0 million principal amount of fixed-rate notes. Interest on the notes is payable semi-annually in arrears. We may redeem the notes in whole, or in part, at any time at the applicable redemption price. The notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to finance a portion of the Blue Buffalo acquisition. The principal amounts of these fixed-rate notes were as follows:

In Millions	Principal
4.2% notes due April 17, 2028	$1,400.0
3.7% notes due October 17, 2023	850.0
4.0% notes due April 17, 2025	800.0
4.7% notes due April 17, 2048	650.0
3.2% notes due April 16, 2021	600.0
4.55% notes due April 17, 2038	500.0
Total	$4,800.0

In April 2018, we issued $1,250.0 million principal amount of floating-rate notes. Interest on the notes is payable quarterly in arrears. The notes are not generally redeemable prior to maturity. These notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds were used to finance a portion of the Blue Buffalo acquisition. The principal amounts of these floating-rate notes were as follows:

In Millions	Principal
Floating-rate notes due April 16, 2021	$850.0
Floating-rate notes due October 17, 2023	400.0
Total	$1,250.0

In February 2018, we paid $113.8 million to repurchase $100.0 million of our previously issued 6.39% medium term notes due 2023. We recorded the $13.8 million premium paid in the repurchase as net interest expense.

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

A summary of our long-term debt is as follows:

In Millions	May 27, 2018	May 28, 2017
4.2% notes due April 17, 2028	$1,400.0	$-
5.65% notes due February 15, 2019	1,150.0	1,150.0
3.15% notes due December 15, 2021	1,000.0	1,000.0
3.7% notes due October 17, 2023	850.0	-
Floating-rate notes due April 16, 2021	850.0	-
4.0% notes due April 17, 2025	800.0	-
3.2% notes due February 10, 2027	750.0	750.0
4.7% notes due April 17, 2048	650.0	-
3.2% notes due April 16, 2021	600.0	-
Euro-denominated 2.1% notes due November 16, 2020	582.6	559.2
Euro-denominated 1.0% notes due April 27, 2023	582.6	559.2
Euro-denominated floating-rate notes due January 15, 2020	582.6	559.2
1.4% notes due October 20, 2017	-	500.0
4.55% notes due April 17, 2038	500.0	-
2.6% notes due October 12, 2022	500.0	-
5.4% notes due June 15, 2040	500.0	500.0
4.15% notes due February 15, 2043	500.0	500.0
3.65% notes due February 15, 2024	500.0	500.0
2.2% notes due October 21, 2019	500.0	500.0
Euro-denominated 1.5% notes due April 27, 2027	466.1	447.3
Floating-rate notes due October 17, 2023	400.0	-
Euro-denominated floating-rate notes due March 20, 2019	349.6	335.5
Euro-denominated 2.2% notes due June 24, 2021	232.8	222.8
Medium-term notes, 2.36% to 6.59%, due fiscal 2022 or later	104.2	204.2
Other, including debt issuance costs and capital leases	(81.7)	(39.8)
	14,268.8	8,247.6
Less amount due within one year	(1,600.1)	(604.7)
Total long-term debt	$12,668.7	$7,642.9

Principal payments due on long-term debt and capital leases in the next five years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are $1,600.1 million in fiscal 2019, $1,082.9 million in fiscal 2020, $2,039.9 million in fiscal 2021, $1,232.9 million in fiscal 2022, and $1,082.6 million in fiscal 2023.

Certain of our long-term debt agreements contain restrictive covenants. As of May 27, 2018, we were in compliance with all of these covenants.

As of May 27, 2018, the $54.2 million pre-tax loss recorded in AOCI associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from AOCI to net interest in fiscal 2019 is a $9.1 million pre-tax loss.

NOTE 9. REDEEMABLE AND NONCONTROLLING INTERESTS

Our principal redeemable and noncontrolling interests relate to our Yoplait SAS, Yoplait Marques SNC, Liberté Marques Sàrl, and General Mills Cereals, LLC (GMC) subsidiaries. In addition, we have 4 foreign subsidiaries that have noncontrolling interests totaling $12.6 million as of May 27, 2018.

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders agreement. As of May 27, 2018, the redemption value of the euro-denominated redeemable interest was $776.2 million.

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

We paid dividends of $37.7 million in fiscal 2018 and $48.6 million in fiscal 2017 to Sodiaal under the terms of the Yoplait SAS, Yoplait Marques SNC, and Liberté Marques Sàrl shareholder agreements.

A subsidiary of Yoplait SAS has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $230.8 million for fiscal 2018 and $186.4 million for fiscal 2017.

The holder of the GMC Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $251.5 million). On June 1, 2015, the floating preferred return rate on GMC’s Class A interests was reset to the sum of three-month LIBOR plus 125 basis points. The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction. On June 1, 2018, subsequent to our year-end, the floating preferred return rate on GMC’s Class A Interests was reset to the sum of three-month LIBOR plus 142.5 basis points.

For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of our non-wholly owned consolidated subsidiaries are included in our Consolidated Financial Statements. The third-party investor’s share of the net earnings of these subsidiaries is reflected in net earnings attributable to redeemable and noncontrolling interests in our Consolidated Statements of Earnings.

Our noncontrolling interests contain restrictive covenants. As of May 27, 2018, we were in compliance with all of these covenants.

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

On March 27, 2018, we issued 22.7 million shares of the Company’s common stock, par value $0.10 per share, at a public offering price of $44.00 per share for total proceeds of $1.0 billion. We paid $30.1 million in issuance costs that were recorded in additional paid-in capital. The net proceeds of $969.9 million were used to finance a portion of the acquisition of Blue Buffalo.

Share repurchases were as follows:

	Fiscal Year

In Millions	2018	2017	2016

Shares of common stock	10.9	25.4	10.7
Aggregate purchase price	$601.6	$1,651.5	$606.7

The following table provides details of total comprehensive income:

	Fiscal 2018
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$2,131.0	$13.4	$18.6

Other comprehensive income:
Foreign currency translation	$(76.9)	$-	(76.9)	13.5	26.4
Net actuarial income	185.5	(45.4)	140.1	-	-
Other fair value changes:
Securities	1.8	(0.6)	1.2	-	-
Hedge derivatives	(64.7)	14.2	(50.5)	-	(0.3)
Reclassification to earnings:
Securities (a)	(6.6)	1.5	(5.1)	-	-
Hedge derivatives (b)	24.9	(6.4)	18.5	-	(1.1)
Amortization of losses and prior service costs (c)	176.8	(59.2)	117.6	-	-

Other comprehensive income	240.8	(95.9)	144.9	13.5	25.0

Total comprehensive income			$2,275.9	$26.9	$43.6

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for securities.
(b)	Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Fiscal 2017
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,657.5	$11.3	$32.3

Other comprehensive income (loss):
Foreign currency translation	$19.5	$-	19.5	2.5	(15.7)
Net actuarial loss	307.3	(109.4)	197.9	-	-
Other fair value changes:
Securities	1.3	(0.5)	0.8	-	-
Hedge derivatives	65.9	(16.1)	49.8	-	3.5
Reclassification to earnings:
Hedge derivatives (a)	(25.2)	2.4	(22.8)	-	(2.9)
Amortization of losses and prior service costs (b)	197.2	(74.7)	122.5	-	-

Other comprehensive income (loss)	566.0	(198.3)	367.7	2.5	(15.1)

Total comprehensive income			$2,025.2	$13.8	$17.2

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

	Fiscal 2016
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,697.4	$8.4	$31.0

Other comprehensive income (loss):
Foreign currency translation	$(107.6)	$-	(107.6)	2.8	(3.9)
Net actuarial loss	(514.2)	188.3	(325.9)	-	-
Other fair value changes:
Securities	0.2	(0.1)	0.1	-	-
Hedge derivatives	16.5	(2.2)	14.3	-	1.7
Reclassification to earnings:
Hedge derivatives (a)	(13.5)	2.5	(11.0)	-	1.5
Amortization of losses and prior service costs (b)	206.8	(78.2)	128.6	-	-

Other comprehensive income (loss)	(411.8)	110.3	(301.5)	2.8	(0.7)

Total comprehensive income			$1,395.9	$11.2	$30.3

(a)	Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in SG&A expenses.

In fiscal 2018, 2017, and 2016, except for reclassifications to earnings, changes in other comprehensive income (loss) were primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	2018	2017

Foreign currency translation adjustments	$(701.6)	$(624.7)
Unrealized gain (loss) from:
Securities	2.0	4.6
Hedge derivatives	(32.1)	1.5
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,723.6)	(1,645.4)
Prior service credits	26.3	19.5

Accumulated other comprehensive loss	$(2,429.0)	$(2,244.5)

In the third quarter of fiscal 2018, we adopted new accounting requirements that provide the option to reclassify stranded income tax effects resulting from the TCJA from AOCI to retained earnings. We elected to reclassify the stranded income tax effects of the TCJA of $329.4 million from AOCI to retained earnings. Please see Note 14 for additional information.

NOTE 11. STOCK PLANS

We use broad-based stock plans to help ensure that management’s interests are aligned with those of our shareholders. As of May 27, 2018, a total of 34.9 million shares were available for grant in the form of stock options, restricted stock, restricted stock units, and shares of unrestricted stock under the 2017 Stock Compensation Plan (2017 Plan). The 2017 Plan also provides for the issuance of cash-settled share-based units, stock appreciation rights, and performance-based stock awards. Stock-based awards now outstanding include some granted under the 2007, 2009, and 2011 stock plans and the 2006 and 2011 compensation plans for non-employee directors, under which no further awards may be granted. The stock plans provide for potential accelerated vesting of awards upon retirement, termination, or death of eligible employees and directors.

Stock Options

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2018	2017	2016

Estimated fair values of stock options granted	$6.18	$8.80	$7.24
Assumptions:
Risk-free interest rate	2.2%	1.7%	2.4%
Expected term	8.2 years	8.5 years	8.5 years
Expected volatility	15.8%	17.8%	17.6%
Dividend yield	3.6%	2.9%	3.2%

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

Any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a windfall tax benefit) is presented in our Consolidated Statements of Cash Flows as an operating cash flow. Realized windfall tax benefits and shortfall tax deficiencies related to the exercise or vesting of stock-based awards are recognized in the Consolidated Statement of Earnings.

Options may be priced at 100 percent or more of the fair market value on the date of grant, and generally vest four years after the date of grant. Options generally expire within 10 years and one month after the date of grant.

Information on stock option activity follows:

	Options Exercisable (Thousands)	Weighted- Average Exercise Price Per Share	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share

Balance as of May 31, 2015	26,991.5	$30.44	39,077.2	$34.35
Granted			1,930.2	55.72
Exercised			(8,471.0)	28.49
Forfeited or expired			(134.8)	48.16

Balance as of May 29, 2016	22,385.1	$32.38	32,401.6	$37.09
Granted			2,446.0	66.52
Exercised			(4,904.9)	30.76
Forfeited or expired			(108.3)	57.52

Balance as of May 28, 2017	20,899.2	$33.83	29,834.4	$40.47
Granted			2,816.7	55.52
Exercised			(3,489.6)	31.46
Forfeited or expired			(197.7)	58.67

Balance as of May 27, 2018	20,021.1	$36.15	28,963.8	$42.90

Stock-based compensation expense related to stock option awards was $15.5 million in fiscal 2018, $18.0 million in fiscal 2017, and $14.8 million in fiscal 2016. Compensation expense related to stock-based payments recognized in our Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs for fiscal 2018, 2017 and 2016.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year
In Millions	2018	2017	2016

Net cash proceeds	$99.3	$112.6	$171.9
Intrinsic value of options exercised	$83.6	$176.5	$268.4

Restricted Stock, Restricted Stock Units, and Performance Share Units

Stock and units settled in stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2017 Plan.

Restricted stock and restricted stock units generally vest and become unrestricted four years after the date of grant. Performance share units are earned primarily based on our future achievement of three-year goals for average organic net sales growth and cumulative free cash flow. Performance share units are settled in common stock and are generally subject to a three year performance and vesting period. The sale or transfer of these awards is restricted during the vesting period. Participants holding restricted stock, but not restricted stock units or performance share units, are entitled to vote on matters submitted to holders of common stock for a vote. These awards accumulate dividends from the date of grant, but participants only receive payment if the awards vest.

Information on restricted stock unit and performance share unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value

Non-vested as of May 28, 2017	4,491.2	$56.08	123.3	$56.93
Granted	1,505.7	55.11	45.6	55.48
Vested	(1,798.8)	50.73	(34.8)	50.14
Forfeited, expired, or reclassified	(466.3)	62.19	(12.8)	58.71

Non-vested as of May 27, 2018	3,731.8	$57.50	121.3	$58.26

	Fiscal Year
	2018	2017	2016

Number of units granted (thousands)	1,551.3	1,462.3	1,351.5
Weighted average price per unit	$55.12	$67.01	$56.00

The total grant-date fair value of restricted stock unit awards that vested was $93.0 million in fiscal 2018 and $78.1 million in fiscal 2017.

As of May 27, 2018, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $95.7 million. This expense will be recognized over 20 months, on average.

Stock-based compensation expense related to restricted stock units and performance share units was $62.4 million for fiscal 2018, $77.9 million for fiscal 2017, and $76.8 million for fiscal 2016. Compensation expense related to stock-based payments recognized in our Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs for fiscal 2018, 2017 and 2016.

NOTE 12. EARNINGS PER SHARE

Basic and diluted EPS were calculated using the following:

	Fiscal Year
In Millions, Except per Share Data	2018	2017	2016

Net earnings attributable to General Mills	$2,131.0	$1,657.5	$1,697.4

Average number of common shares - basic EPS	576.8	587.1	598.9
Incremental share effect from: (a)
Stock options	6.9	8.1	9.8
Restricted stock units, performance share units, and other	2.0	2.8	3.2

Average number of common shares - diluted EPS	585.7	598.0	611.9

Earnings per share - basic	$3.69	$2.82	$2.83
Earnings per share - diluted	$3.64	$2.77	$2.77

(a)	Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2018	2017	2016

Anti-dilutive stock options, restricted stock units, and performance share units	8.9	2.3	1.1

NOTE 13. RETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

Defined Benefit Pension Plans

We have defined benefit pension plans covering many employees in the United States, Canada, Switzerland, France, and the United Kingdom. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made no voluntary contributions to our principal U.S. plans in fiscal 2018, 2017, and 2016. We do not expect to be required to make any contributions in fiscal 2019. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control. All salaried employees hired on or after June 1, 2013, are eligible for a retirement program that does not include a defined benefit pension plan.

In fiscal 2018, we approved an amendment to reorganize the U.S. qualified defined benefit pension plans and the supplemental pension plans that resulted in the spinoff of a portion of the General Mills Pension Plan (the Plan) and the 2005 Supplemental Retirement Plan and the Supplemental Retirement Plan (Grandfathered) (together, the Supplemental Plans) into new plans effective May 31, 2018. The benefits offered to the plans’ participants were unchanged. The result of the reorganization was the creation of the General Mills Pension Plan I (Plan I) and the 2005 Supplemental Retirement Plan I and the Supplemental Retirement Plan I (Grandfathered) (together, the Supplemental Plans I). The reorganization was made to facilitate a targeted investment strategy over time and to provide additional flexibility in evaluating opportunities to reduce risk and volatility. Actuarial gains and losses associated with the Plan and the Supplemental Plans are amortized over the average remaining service life of the active participants. Actuarial gains and losses associated with the Plan I and the Supplemental Plans I are amortized over the average remaining life of the participants.

In May 2017, we announced changes to the United States pension plans. The Company will freeze the pay and service amounts used to calculate pension benefits for active employees who participate in the United States pension plans as of December 31, 2027. Beginning January 1, 2028, active employees in the United States will not accrue additional benefits for future service and eligible compensation received under these plans. These changes resulted in a $130.9 million decline in the projected benefit obligation as of May 28, 2017, due to the decrease in expected future compensation.

Other Postretirement Benefit Plans

We also sponsor plans that provide health care benefits to many of our retirees in the United States, Canada, and Brazil. The United States salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We made no voluntary contributions to these plans in fiscal 2018 and $20.0 million in fiscal 2017.

Health Care Cost Trend Rates

Assumed health care cost trends are as follows:

	Fiscal Year
	2018	2017

Health care cost trend rate for next year	6.7% and 7.0%	7.0% and 7.3%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	4.5%	5.0%
Year that the rate reaches the ultimate trend rate	2029	2024

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 7.0 percent for retirees age 65 and over and 6.7 percent for retirees under age 65 at the end of fiscal 2018. Rates are graded down annually until the ultimate trend rate of 4.5 percent is reached in 2029 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2019	$1.9	$(1.8)
Effect on the other postretirement accumulated benefit obligation as of May 27, 2018	$47.8	$(44.5)

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

In the first quarter of fiscal 2017, we adopted new accounting requirements which permit reporting entities with a fiscal year-end that does not coincide with a month-end to apply a practical expedient to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply such practical expedient consistently to all plans. We measured the plan assets and obligations for our defined benefit pension, other postretirement benefit, and postemployment benefit plans as of May 31, 2018, and May 31, 2017.

Summarized financial information about defined benefit pension, other postretirement benefit, and postemployment benefit plans is presented below:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2018	2017	2018	2017	2018	2017

Change in Plan Assets:
Fair value at beginning of year	$5,925.2	$5,539.9	$694.8	$602.4
Actual return on assets	496.5	645.6	50.5	75.2
Employer contributions	41.8	25.4	0.1	20.1
Plan participant contributions	6.1	8.8	15.7	15.2
Benefits payments	(298.0)	(282.2)	(35.0)	(18.1)
Foreign currency	5.8	(12.3)	-	-

Fair value at end of year	$6,177.4	$5,925.2	$726.1	$694.8

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$6,458.6	$6,448.5	$951.4	$1,028.9	$134.5	$164.1
Service cost	102.9	119.7	11.6	12.5	8.6	8.8
Interest cost	217.9	216.5	30.1	32.2	2.3	2.6
Plan amendment	25.4	(130.9)	(0.7)	-	1.2	-
Curtailment/other	-	1.9	-	(0.3)	-	1.3
Plan participant contributions	6.1	8.8	15.7	15.2	-	-
Medicare Part D reimbursements	-	-	3.0	3.4	-	-
Actuarial loss (gain)	(102.0)	88.5	(73.9)	(77.6)	(7.0)	(7.4)
Benefits payments	(298.6)	(282.6)	(64.9)	(63.3)	(13.1)	(34.7)
Foreign currency	5.7	(11.8)	(0.5)	0.4	0.2	(0.2)

Projected benefit obligation at end of year	$6,416.0	$6,458.6	$871.8	$951.4	$126.7	$134.5

Plan assets less than benefit obligation as of fiscal year end	$(238.6)	$(533.4)	$(145.7)	$(256.6)	$(126.7)	$(134.5)

The accumulated benefit obligation for all defined benefit pension plans was $6,076.6 million as of May 27, 2018, and $6,104.5 million as of May 28, 2017.

Amounts recognized in AOCI as of May 27, 2018 and May 28, 2017, are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2018	2017	2018	2017	2018	2017	2018	2017

Net actuarial gain (loss)	$(1,764.1)	$(1,621.4)	$44.4	$(14.5)	$(3.9)	$(9.5)	$(1,723.6)	$(1,645.4)
Prior service (costs) credits	(7.1)	(3.9)	33.1	22.8	0.3	0.6	26.3	19.5

Amounts recorded in accumulated other comprehensive loss	$(1,771.2)	$(1,625.3)	$77.5	$8.3	$(3.6)	$(8.9)	$(1,697.3)	$(1,625.9)

Plans with accumulated benefit obligations in excess of plan assets are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2018	2017	2018	2017	2018	2017

Projected benefit obligation	$551.6	$610.1	$5.4	$5.5	$-	$4.4
Accumulated benefit obligation	498.8	542.3	868.3	947.9	122.0	130.1
Plan assets at fair value	10.2	51.9	726.1	694.8	-	-

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2018	2017	2016	2018	2017	2016	2018	2017	2016

Service cost	$102.9	$119.7	$134.6	$11.6	$12.5	$19.0	$8.6	$8.8	$7.6
Interest cost	217.9	216.5	267.8	30.1	32.2	44.1	2.3	2.6	3.9
Expected return on plan assets	(480.2)	(486.7)	(496.9)	(52.2)	(48.5)	(46.2)	-	-	-
Amortization of losses	177.0	190.2	189.8	0.8	2.5	6.6	0.8	1.7	0.7
Amortization of prior service costs (credits)	1.9	2.5	4.7	(5.4)	(5.4)	(5.4)	0.6	0.6	2.5
Other adjustments	-	3.1	5.0	-	1.3	2.3	6.7	1.3	10.7
Settlement or curtailment losses	-	3.8	13.1	-	(0.9)	(1.0)	-	(1.4)	-

Net expense	$19.5	$49.1	$118.1	$(15.1)	$(6.3)	$19.4	$19.0	$13.6	$25.4

We expect to recognize the following amounts in net periodic benefit expense in fiscal 2019:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans

Amortization of losses	$109.8	$0.6	$0.1
Amortization of prior service costs (credits)	1.5	(5.5)	1.0

Assumptions

Weighted-average assumptions used to determine fiscal year-end benefit obligations are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2018	2017	2018	2017	2018	2017

Discount rate	4.20%	4.08%	4.17%	3.92%	3.60%	2.87%
Rate of salary increases	4.27	4.25	-	-	4.44	4.46

Weighted-average assumptions used to determine fiscal year net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2018	2017	2016	2018	2017	2016	2018	2017	2016

Discount rate (a)	4.08%	4.19%	4.38%	3.92%	3.97%	4.20%	2.87%	2.94%	3.55%
Service cost effective rate	4.37	4.57	-	4.27	4.42	-	3.54	3.55	-
Interest cost effective rate	3.45	3.44	-	3.24	3.17	-	2.67	2.67	-
Rate of salary increases	4.25	4.28	4.31	-	-	-	4.46	4.35	4.36
Expected long-term rate of return on plan assets	7.88	8.17	8.53	7.59	7.85	8.14	-	-	-

(a)	Beginning in fiscal 2017, we adopted the full yield curve method.

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

Fair Value of Plan Assets

The fair values of our pension and postretirement benefit plans’ assets and their respective levels in the fair value hierarchy at May 27, 2018, and May 28, 2017, by asset category were as follows:

	May 27, 2018				May 28, 2017
In Millions	Level 1	Level 2	Level 3	Total Assets	Level 1	Level 2	Level 3	Total Assets

Fair value measurement of pension plan assets:
Equity (a)	$1,722.5	$782.1	$-	$2,504.6	$1,773.0	$781.2	$-	$2,554.2
Fixed income (b)	1,264.5	714.5	-	1,979.0	951.9	742.2	-	1,694.1
Real asset investments (c)	229.1	115.2	-	344.3	253.1	95.8	-	348.9
Other investments (d)	-	-	0.3	0.3	-	-	0.3	0.3
Cash and accruals	124.4	-	-	124.4	174.2	-	-	174.2

Fair value measurement of pension plan assets in the fair value hierarchy	$3,340.5	$1,611.8	$0.3	$4,952.6	$3,152.2	$1,619.2	$0.3	$4,771.7

Investments measured at net asset value (e)				1,224.8				1,153.5

Total pension plan investments				$6,177.4				$5,925.2

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$-	$35.8	$-	$35.8	$122.3	$67.5	$-	$189.8
Fixed income (b)	241.0	123.6	-	364.6	34.1	160.0	-	194.1
Real asset investments (c)	8.0	-	-	8.0	18.0	14.5	-	32.5
Other investments (d)	-	-	-	-	-	-	-	-
Cash and accruals	19.1	-	-	19.1	11.3	-	-	11.3

Fair value measurement of postretirement benefit plan assets in the fair value hierarchy	$268.1	$159.4	$-	$427.5	$185.7	$242.0	$-	$427.7

Investments measured at net asset value (e)				298.6				267.1

Total postretirement benefit plan investments				$726.1				$694.8

(a)	Primarily publicly traded common stock for purposes of total return and to maintain equity exposure consistent with policy allocations. Investments include: United States and international equity securities, mutual funds, and equity futures valued at closing prices from national exchanges, and commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.
(b)	Primarily government and corporate debt securities and futures for purposes of total return, managing fixed income exposure to policy allocations, and managing duration targets. Investments include: fixed income securities and bond futures generally valued at closing prices from national exchanges, fixed income pricing models, and independent financial analysts; and fixed income commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.
(c)	Publicly traded common stock and limited partnerships in the energy and real estate sectors for purposes of total return. Investments include: energy and real estate securities generally valued at closing prices from national exchanges, and commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.
(d)	Global balanced fund of equity, fixed income, and real estate securities for purposes of meeting Canadian pension plan asset allocation policies, and insurance and annuity contracts to provide a stable stream of income for retirees and to fund postretirement medical benefits. Fair values are derived from unit values provided by the investment managers, which are generally based on the fair value of the underlying investments and contract fair values from the providers.
(e)	Primarily private investments and common collective trusts that are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

There were no material changes in our level 3 investments in fiscal 2018 and fiscal 2017.

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

Weighted-average asset allocations for the past two fiscal years for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Fiscal Year		Fiscal Year
	2018	2017	2018	2017
Asset category:
United States equities	25.8%	28.5%	20.6%	31.9%
International equities	16.1	17.9	10.7	17.8
Private equities	7.7	7.8	4.2	3.6
Fixed income	36.1	31.7	59.6	40.0
Real assets	14.3	14.1	4.9	6.7
Total	100.0%	100.0%	100.0%	100.0%

The investment objective for our defined benefit pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. Our goal is to optimize the long-term return on plan assets at a moderate level of risk. The defined benefit pension plan and other postretirement benefit plan portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the defined benefit pension plans, the long-term investment policy allocation is: 20 percent to equities in the United States; 15 percent to international equities; 10 percent to private equities; 40 percent to fixed income; and 15 percent to real assets (real estate, energy, and infrastructure). For other postretirement benefit plans, the long-term investment policy allocations are: 15 percent to equities in the United States; 10 percent to international equities; 5 percent to private equities; 65 percent to fixed income; and 5 percent to real assets (real estate, energy, and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

Contributions and Future Benefit Payments

We do not expect to be required to make contributions to our defined benefit pension, other postretirement benefit, and postemployment benefit plans in fiscal 2019. Actual fiscal 2019 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2019 to 2028 as follows:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans Gross Payments	Medicare Subsidy Receipts	Postemployment Benefit Plans
2019	$305.5	$56.5	$3.4	$20.2
2020	313.0	58.3	3.7	17.9
2021	320.3	59.8	3.5	16.4
2022	327.8	60.9	3.1	15.1
2023	336.1	61.3	3.1	14.0
2024-2028	1,806.6	313.3	17.5	58.4

Defined Contribution Plans

The General Mills Savings Plan is a defined contribution plan that covers domestic salaried, hourly, nonunion, and certain union employees. This plan is a 401(k) savings plan that includes a number of investment funds, including a Company stock fund and an Employee Stock Ownership Plan (ESOP). We sponsor another money purchase plan for certain domestic hourly employees with net assets of $23.9 million as of May 27, 2018, and $23.0 million as of May 28, 2017. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $49.2 million in fiscal 2018, $54.1 million in fiscal 2017, and $61.2 million in fiscal 2016.

We match a percentage of employee contributions to the General Mills Savings Plan. The Company match is directed to investment options of the participant’s choosing. The number of shares of our common stock allocated to participants in the ESOP was 5.6 million as of May 27, 2018, and 6.3 million as of May 28, 2017. The ESOP’s only assets are our common stock and temporary cash balances.

The Company stock fund and the ESOP collectively held $392.1 million and $598.7 million of Company common stock as of May 27, 2018 and May 28, 2017, respectively.

NOTE 14. INCOME TAXES

The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2018	2017	2016
Earnings before income taxes and after-tax earnings from joint ventures:
United States	$1,884.0	$1,941.6	$1,941.4
Foreign	251.6	329.7	462.2
Total earnings before income taxes and after-tax earnings from joint ventures	$2,135.6	$2,271.3	$2,403.6
Income taxes:
Currently payable:
Federal	$441.2	$368.5	$489.8
State and local	35.2	21.1	30.8
Foreign	85.2	81.7	114.0
Total current	561.6	471.3	634.6
Deferred:
Federal	(478.5)	201.3	123.0
State and local	15.7	10.2	(6.9)
Foreign	(41.5)	(27.6)	4.5
Total deferred	(504.3)	183.9	120.6
Total income taxes	$57.3	$655.2	$755.2

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2018	2017	2016
United States statutory rate	29.4%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	1.7	0.8	0.7
Foreign rate differences	(2.0)	(3.5)	(2.2)
Provisional net tax benefit	(24.5)	-	-
Non-deductible goodwill	-	-	2.6
Stock based compensation	(1.2)	-	-
Prior period tax adjustment	1.9	-	-
Domestic manufacturing deduction	(1.9)	(2.8)	(2.0)
Other, net (a)	(0.7)	(0.7)	(2.7)
Effective income tax rate	2.7%	28.8%	31.4%
(a)	Fiscal 2016 includes 0.6 percent tax benefit related to the divestiture of our business in Venezuela. Please see Note 3 for additional information.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 27, 2018	May 28, 2017
Accrued liabilities	$47.2	$70.0
Compensation and employee benefits	210.2	419.2
Pension	57.1	196.3
Tax credit carryforwards	7.4	18.4
Stock, partnership, and miscellaneous investments	147.9	276.4
Capital losses	12.9	29.8
Net operating losses	161.2	109.5
Other	52.9	85.6
Gross deferred tax assets	696.8	1,205.2
Valuation allowance	176.0	231.8
Net deferred tax assets	520.8	973.4
Brands	1,498.7	1,310.1
Fixed assets	329.5	484.5
Intangible assets	255.1	238.6
Tax lease transactions	26.0	45.8
Inventories	38.8	60.0
Stock, partnership, and miscellaneous investments	317.1	479.4
Unrealized hedges	28.5	45.4
Other	30.9	29.0
Gross deferred tax liabilities	2,524.6	2,692.8
Net deferred tax liability	$2,003.8	$1,719.4

We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carryforward period to allow us to realize these deferred tax benefits.

Of the total valuation allowance of $176.0 million, the majority relates to a deferred tax asset for losses recorded as part of the Pillsbury acquisition in the amount of $108.0 million, $54.0 million relates to various state and foreign loss carryforwards, and $12.9 million relates to various foreign capital loss carryforwards. As of May 27, 2018, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

We have $174.1 million of tax loss carryforwards. Of this amount, $159.8 million is foreign loss carryforwards, $13.6 million is state operating loss carryforwards, and $0.7 million is federal operating loss carryforwards. The carryforward periods are as follows: $115.2 million do not expire; $6.0 million expire in fiscal 2019 and 2020; and $52.9 million expire in fiscal 2021 and beyond.

On December 22, 2017, the TCJA was signed into law. The TCJA results in significant revisions to the U.S. corporate income tax system, including a reduction in the U.S. corporate income tax rate, implementation of a territorial system, and a one-time deemed repatriation tax on untaxed foreign earnings. The TCJA also results in a U.S. federal blended statutory rate of 29.4 percent for us in fiscal 2018. Generally, the impacts of the new legislation would be required to be recorded in the period of enactment which for us was the third quarter of fiscal 2018. However, Accounting Standards Update 2018-05: Income Taxes (Topic 740) (ASU 2018-05) was issued with guidance allowing for the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA.

As of May 27, 2018, we have not completed our accounting for the tax effects of the TCJA. During fiscal 2018, we recorded a provisional net benefit using reasonable estimates for those tax effects based on analysis and information available to date. The provisional net benefit is subject to revisions as we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, Financial Accounting Standards Board, and other standard setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the TCJA will be completed during the measurement period of up to one year from the enactment date.

During fiscal 2018, we recorded an estimated net discrete benefit of $523.5 million. This net benefit consists primarily of a $637.5 million provisional deferred tax benefit from revaluing our net U.S. deferred tax liabilities to reflect the new U.S. corporate tax rate, partially offset by an $83.9 million provisional charge for the estimated transition tax and an additional $30.1 million provisional deferred tax liability related to changes in our assertion that we will reinvest unremitted foreign earnings indefinitely.

Our estimate of the deferred tax benefit due to the revaluation of our net U.S. deferred tax liabilities is a provisional amount. Due to the newly enacted U.S. tax rate change, timing differences that are estimated balances as of the date of enactment will result in changes to our estimate of the deferred rate change when those estimates are finalized with the filing of our fiscal 2018 income tax return. This is a result of the different federal income tax rates of 29.4 percent and 21.0 percent for fiscal 2018 and fiscal 2019, respectively. Since many of the deferred tax balances in the period of enactment include estimates of events that have not yet occurred, we are unable to determine the final impact of the tax rate change at this time.

As of May 27, 2018, we have not recognized a deferred tax liability for unremitted earnings of approximately $2.4 billion from our foreign operations because we currently believe our subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested. As a result of the TCJA, we are re-evaluating our assertion regarding the indefinite reinvestment of foreign earnings for most legal entities owned directly by our U.S. subsidiaries, and as such, we may need to accrue additional deferred taxes related to any future changes in our assertion. As of May 27, 2018, we have recorded a provisional estimate for local country withholding taxes related to certain entities from which we expect to repatriate undistributed earnings. However, we do not have the necessary information gathered, prepared and analyzed to make a reasonable estimate of any deferred taxes related to the rest of our foreign subsidiaries where we may change our indefinite reinvestment assertion. We will gather the information necessary for those subsidiaries and record any new deferred taxes in future periods after the analysis is complete.

In general, the transition tax is a result of the deemed repatriation imposed by the new legislation that results in the taxation of our accumulated foreign earnings and profits (E&P) at a 15.5 percent rate on liquid assets (i.e. cash and other specified assets) and 8 percent on the remaining unremitted foreign E&P, both net of foreign tax credits. At this time, we have not yet gathered, prepared and analyzed the information necessary to complete the complex calculations required to finalize the amount of our transition tax. We believe that our provisional calculations result in a reasonable estimate of the transition tax and related foreign tax credit, and as such have included those amounts in our provisional estimate in fiscal 2018. As we complete the analysis of accumulated foreign E&P and related foreign taxes paid on an entity by entity basis and finalize the amounts held in cash or other specified assets, we will update our provisional estimate of the transition tax and related foreign tax credit in a future period.

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

While the new legislation generally eliminates U.S. federal income tax on dividends from foreign subsidiaries going forward, certain income earned by certain subsidiaries must be included currently in our U.S. taxable income under the new GILTI inclusion rules. Because of the complexity of the new GILTI rules, we are evaluating this provision and the application of U.S. GAAP. Under U.S. GAAP, we are allowed to make an accounting policy election and record the taxes as a period cost as incurred or factor such amounts into the measurement of deferred taxes. We have made an accounting policy election to record these taxes as a period cost.

In addition, in fiscal 2018, we adopted Accounting Standards Update 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220) (ASU 2018-02), which provides the option to reclassify stranded income tax effects resulting from TCJA from AOCI to retained earnings. We elected to reclassify the stranded income tax effects of the TCJA of $329.4 million from AOCI to retained earnings. This reclassification consists of deferred taxes originally recorded in AOCI that exceed the newly enacted federal corporate tax rate. The new accounting requirements allow for adjustments to reclassification amounts in subsequent periods as a result of changes to the provisional amounts recorded.

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

During fiscal 2017, the Internal Revenue Service (IRS) concluded its field examination of our federal tax returns for fiscal 2013 and 2014. The audit closure and related adjustments did not have a material impact on our results of operations or financial position. In fiscal 2018, we recorded an adjustment related to a prior year which increased income tax expense by $40.9 million. We have notified and are working with the IRS to resolve the issue. We determined the adjustment to be immaterial to our Consolidated Statements of Earnings for the fiscal year ended May 27, 2018. We have effectively settled all issues with the IRS for fiscal years 2014 and prior.

During fiscal 2017, the Brazilian tax authority, Secretaria da Receita Federal do Brasil (RFB), concluded audits of our 2012 and 2013 tax return years. These audits included a review of our determinations of amortization of certain goodwill arising from the acquisition of Yoki. The RFB has proposed adjustments that effectively eliminate the goodwill amortization benefits related to this transaction. We believe we have meritorious defenses and intend to contest the disallowance.

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

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2018 and fiscal 2017. Approximately $135 million of this total in fiscal 2018 represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain of the liabilities below would impact deferred taxes if recognized. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

	Fiscal Year
In Millions	2018	2017
Balance, beginning of year	$135.5	$176.5
Tax positions related to current year:
Additions	24.1	27.2
Tax positions related to prior years:
Additions	54.8	0.9
Reductions	(7.9)	(47.9)
Settlements	(3.9)	(9.6)
Lapses in statutes of limitations	(6.3)	(11.6)
Balance, end of year	$196.3	$135.5

As of May 27, 2018, we expect to pay approximately $40.8 million of unrecognized tax benefit liabilities and accrued interest within the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes. The remaining amount of our unrecognized tax liability was classified in other liabilities.

We report accrued interest and penalties related to unrecognized tax benefit liabilities in income tax expense. For fiscal 2018, we recognized $3.1 million of tax-related net interest and penalties, and had $27.3 million of accrued interest and penalties as of May 27, 2018. For fiscal 2017, we recognized a net benefit of $5.6 million of tax-related net interest and penalties, and had $23.1 million of accrued interest and penalties as of May 28, 2017.

NOTE 15. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

Our leases are generally for warehouse space and equipment. Rent expense under all operating leases from continuing operations was $189.4 million in fiscal 2018, $188.1 million in fiscal 2017, and $189.1 million in fiscal 2016.

Some operating leases require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

Noncancelable future lease commitments are:

In Millions	Operating Leases	Capital Leases
Fiscal 2019	$137.4	$0.3
Fiscal 2020	115.7	0.2
Fiscal 2021	92.3	-
Fiscal 2022	70.9	-
Fiscal 2023	51.8	-
After fiscal 2023	91.2	-
Total noncancelable future lease commitments	$559.3	$0.5
Less: interest		(0.2)
Present value of obligations under capital leases		$0.3

Depreciation on capital leases is recorded as depreciation expense in our results of operations.

As of May 27, 2018, we have issued guarantees and comfort letters of $540.8 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $167.3 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $559.3 million as of May 27, 2018.

NOTE 16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in the packaged foods industry. On April 24, 2018, we acquired Blue Buffalo, which became our Pet operating segment. In the third quarter of fiscal 2017, we announced a new global organization structure to streamline our leadership, enhance global scale, and drive improved operational agility to maximize our growth capabilities. This global reorganization required us to reevaluate our operating segments. Under our new organization structure, our chief operating decision maker assesses performance and makes decisions about resources to be allocated to our operating segments as follows: North America Retail; Convenience Stores & Foodservice; Europe & Australia; Asia & Latin America; and Pet.

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

Our Asia & Latin America operating segment consists of retail and foodservice businesses in the greater Asia and South America regions. Our product categories include super-premium ice cream and frozen desserts, refrigerated and frozen dough products, dessert and baking mixes, meal kits, salty and grain snacks, wellness beverages, and refrigerated yogurt. We also sell super-premium ice cream and frozen desserts directly to consumers through owned retail shops. Our Asia & Latin America segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer or franchisee is located. Fiscal 2017 includes an additional month of results from Yoki (please refer to note 1 to the Consolidated Financial Statements in Item 8 of this report).

Our Pet operating segment includes pet food products sold primarily in the United States in specialty channels, including national pet superstore chains, regional pet store chains, neighborhood pet stores, and farm and feed stores; e-commerce retailers; military outlets; hardware stores; veterinary clinics and hospitals; and grocery and mass merchandisers. Our product categories include dog and cat food (dry foods, wet foods, and treats) made with whole meats, fruits and vegetables, and other high-quality natural ingredients. Our tailored pet product offerings address specific dietary, lifestyle, and life-stage needs and spans different product types, diet types, breed sizes for dogs, lifestages, flavors, product functions and textures, and cuts for wet foods. We are reporting the Pet operating segment results on a one-month lag and accordingly, in fiscal 2018, our results do not include Pet segment operating results.

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

Our operating segment results were as follows:

	Fiscal Year
In Millions	2018	2017	2016
Net sales:
North America Retail	$10,115.4	$10,196.9	$10,936.6
Convenience Stores & Foodservice	1,930.2	1,870.0	1,923.8
Europe & Australia	1,984.6	1,824.5	1,998.0
Asia & Latin America	1,710.2	1,728.4	1,704.7
Total	$15,740.4	$15,619.8	$16,563.1
Operating profit:
North America Retail	$2,217.4	$2,303.6	$2,351.2
Convenience Stores & Foodservice	392.6	401.2	378.9
Europe & Australia	142.1	164.2	200.3
Asia & Latin America	39.6	83.6	69.1
Total segment operating profit	2,791.7	2,952.6	2,999.5
Unallocated corporate items	116.8	190.1	288.9
Divestitures loss (gain)	-	13.5	(148.2)
Restructuring, impairment, and other exit costs	165.6	182.6	151.4
Operating profit	$2,509.3	$2,566.4	$2,707.4

Net sales by class of similar products were as follows:

	Fiscal Year
In Millions	2018	2017	2016
Snacks	$3,419.0	$3,302.2	$3,297.2
Cereal	2,679.2	2,673.2	2,731.5
Convenient meals	2,677.4	2,653.6	2,779.0
Yogurt	2,320.1	2,403.5	2,760.9
Dough	1,684.1	1,690.6	1,820.0
Baking mixes and ingredients	1,653.4	1,654.1	1,704.3
Super-premium ice cream	803.7	738.4	731.2
Vegetables	309.1	310.5	532.3
Other	194.4	193.7	206.7
Total	$15,740.4	$15,619.8	$16,563.1

The following table provides financial information by geographic area:

	Fiscal Year
In Millions	2018	2017	2016
Net sales:
United States	$11,115.6	$11,160.9	$11,930.9
Non-United States	4,624.8	4,458.9	4,632.2
Total	$15,740.4	$15,619.8	$16,563.1

In Millions	May 27, 2018	May 28, 2017
Cash and cash equivalents:
United States	$15.7	$62.9
Non-United States	383.3	703.2
Total	$399.0	$766.1

In Millions	May 27, 2018	May 28, 2017
Land, buildings, and equipment:
United States	$3,031.7	$2,704.0
Non-United States	1,015.5	983.7
Total	$4,047.2	$3,687.7

NOTE 17. SUPPLEMENTAL INFORMATION

The components of certain Consolidated Balance Sheet accounts are as follows:

In Millions	May 27, 2018	May 28, 2017
Receivables:
Customers	$ 1,712.6	$ 1,454.4
Less allowance for doubtful accounts	(28.4)	(24.3)
Total	$ 1,684.2	$ 1,430.1

In Millions	May 27, 2018	May 28, 2017
Inventories:
Raw materials and packaging	$400.0	$395.4
Finished goods	1,364.2	1,224.3
Grain	91.2	73.0
Excess of FIFO over LIFO cost (a)	(213.2)	(209.1)
Total	$1,642.2	$1,483.6
(a)	Inventories of $832.2 million as of May 27, 2018, and $893.8 million as of May 28, 2017, were valued at LIFO. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

In Millions	May 27, 2018	May 28, 2017
Prepaid expenses and other current assets:
Other receivables	$174.4	$163.7
Prepaid expenses	165.6	168.9
Derivative receivables, primarily commodity-related	40.5	35.0
Grain contracts	7.1	2.7
Miscellaneous	10.7	11.3
Total	$398.3	$381.6

In Millions	May 27, 2018	May 28, 2017
Land, buildings, and equipment:
Land	$77.7	$79.8
Buildings	2,396.3	2,249.2
Buildings under capital lease	0.3	0.3
Equipment	6,236.6	6,095.9
Equipment under capital lease	5.8	3.0
Capitalized software	593.6	545.4
Construction in progress	692.9	553.0
Total land, buildings, and equipment	10,003.2	9,526.6
Less accumulated depreciation	(5,956.0)	(5,838.9)
Total	$4,047.2	$3,687.7

In Millions	May 27, 2018	May 28, 2017
Other assets:
Investments in and advances to joint ventures	$499.6	$505.3
Pension assets	309.9	144.9
Life insurance	26.9	25.6
Miscellaneous	106.6	110.1
Total	$943.0	$785.9

In Millions	May 27, 2018	May 28, 2017
Other current liabilities:
Accrued trade and consumer promotions	$499.6	$482.6
Accrued payroll	347.0	326.6
Dividends payable	17.5	21.5
Accrued taxes	94.8	58.0
Accrued interest, including interest rate swaps	107.7	83.8
Grain contracts	1.2	5.6
Restructuring and other exit costs reserve	66.8	85.0
Derivative payable	8.3	18.1
Miscellaneous	302.9	291.0
Total	$1,445.8	$1,372.2

In Millions	May 27, 2018	May 28, 2017
Other noncurrent liabilities:
Accrued compensation and benefits, including obligations for underfunded other postretirement benefit and postemployment benefit plans	$999.4	$1,249.7
Accrued taxes	265.3	162.3
Miscellaneous	76.3	111.1
Total	$1,341.0	$1,523.1

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2018	2017	2016
Depreciation and amortization	$618.8	$603.6	$608.1
Research and development expense	219.1	218.2	222.1
Advertising and media expense (including production and communication costs)	575.9	623.8	754.4

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2018	2017	2016
Interest expense	$389.5	$306.7	$319.6
Capitalized interest	(4.1)	(4.6)	(7.7)
Interest income	(11.7)	(7.0)	(8.1)
Interest, net	$373.7	$295.1	$303.8

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2018	2017	2016
Cash interest payments	$269.5	$285.8	$292.0
Cash paid for income taxes	489.4	551.1	533.8

NOTE 18. QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for fiscal 2018 and fiscal 2017 follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In Millions, Except Per Share Amounts	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$3,769.2	$3,907.9	$4,198.7	$4,112.1	$3,882.3	$3,793.2	$3,890.2	$3,806.6
Gross margin	1,310.1	1,416.9	1,443.0	1,519.5	1,255.3	1,307.7	1,419.1	1,319.7
Net earnings attributable to General Mills	404.7	409.0	430.5	481.8	941.4	357.8	354.4	408.9
EPS:
Basic	$0.70	$0.68	$0.75	$0.82	$1.64	$0.62	$0.60	$0.70
Diluted	$0.69	$0.67	$0.74	$0.80	$1.62	$0.61	$0.59	$0.69
Dividends per share	$0.49	$0.48	$0.49	$0.48	$0.49	$0.48	$0.49	$0.48
Market price of common stock:
High	$58.83	$72.64	$56.43	$71.42	$60.20	$63.87	$51.99	$61.16
Low	$53.28	$62.78	$50.10	$60.65	$52.98	$59.23	$41.21	$55.91

We recorded brand intangible asset impairment charges of $96.9 million in the fourth quarter of fiscal 2018. Please see Note 6 for more information. We also recorded $64.5 million of transaction and integration costs related to the acquisition of Blue Buffalo in the fourth quarter of fiscal 2018.

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

Holistic Margin Management (HMM). Company-wide initiative to use productivity savings, mix management, and price realization to offset input cost inflation, protect margins, and generate funds to reinvest in sales-generating activities.

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

ITEM 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A    Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 27, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 27, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 27, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management’s report on internal control over financial reporting for the first year subsequent to the acquisition. Accordingly, management has excluded the Blue Buffalo acquisition from its annual report on internal control over financial reporting as of May 27, 2018. Blue Buffalo represents 29 percent of the consolidated total assets and none of the consolidated net sales of General Mills, Inc as of and for the year ended May 27, 2018.

Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of May 27, 2018.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ J. L. Harmening	/s/ D. L. Mulligan

J. L. Harmening	D. L. Mulligan
Chief Executive Officer	Executive Vice President and Chief
Financial Officer

June 29, 2018

Our independent registered public accounting firm’s attestation report on our internal control over financial reporting is included in the “Report of Independent Registered Public Accounting Firm” in Item8 of this report.

ITEM 9B    Other Information

None.

PART III

ITEM 10    Directors, Executive Officers and Corporate Governance

The information contained in the sections entitled “Proposal Number 1—Election of Directors,” “Shareholder Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding our executive officers is set forth in Item 1 of this report.

The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a Code of Conduct applicable to all employees, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Conduct is available on our website at www.generalmills.com. We intend to post on our website any amendments to our Code of Conduct and any waivers from our Code of Conduct for principal officers.

ITEM 11    Executive Compensation

The information contained in the sections entitled “Executive Compensation,” “Director Compensation,” and “Overseeing Risk Management” in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of May 27, 2018, with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)(a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	35,423,573	(b)	$42.90	34,904,475	(d)
Equity compensation plans not approved by security holders	129,502	(c)	$-	-
Total	35,553,075		$42.90	34,904,475
(a)	Only includes the weighted-average exercise price of outstanding options, whose weighted-average term is 4.14 years.
(b)	Includes 28,966,656 stock options, 3,363,692 restricted stock units, 489,680 performance share units (assuming pay out for target performance), and 2,603,546 restricted stock units that have vested and been deferred.
(c)	Includes 129,502 restricted stock units that have vested and been deferred. These awards were made in lieu of salary increases and certain other compensation and benefits. We granted these awards under our 1998 Employee Stock Plan, which provided for the issuance of stock options, restricted stock, and restricted stock units to attract and retain employees and to align their interests with those of shareholders. We discontinued the 1998 Employee Stock Plan in September 2003, and no future awards may be granted under that plan.
(d)	Includes stock options, restricted stock, restricted stock units, shares of unrestricted stock, stock appreciation rights, and performance awards that we may award under our 2017 Stock Compensation Plan, which had 34,904,475 shares available for grant at May 27, 2018.

ITEM 13    Certain Relationships and Related Transactions, and Director Independence

The information set forth in the section entitled “Board Independence and Related Person Transactions” contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14    Principal Accounting Fees and Services

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15    Exhibits, Financial Statement Schedules

1.	Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 27, 2018, May 28, 2017, and May 29, 2016.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 27, 2018, May 28, 2017, and May 29, 2016.

Consolidated Balance Sheets as of May 27, 2018 and May 28, 2017.

Consolidated Statements of Cash Flows for the fiscal years ended May 27, 2018, May 28, 2017, and May 29, 2016.

Consolidated Statements of Total Equity and Redeemable Interest for the fiscal years ended May 27, 2018, May 28, 2017, and May 29, 2016.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedule:

For the fiscal years ended May 27, 2018, May 28, 2017, and May 29, 2016:

II – Valuation and Qualifying Accounts

3. Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 22, 2018, by and among the Company, Blue Buffalo Pet Products, Inc., and Bravo Merger Corp. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 23, 2018).

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 8, 2016).

4.1	Indenture, dated as of February 1, 1996, between the Company and U.S. Bank National Association (f/k/a First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).

4.2	First Supplemental Indenture, dated as of May 18, 2009, between the Company and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.1*	2001 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.2*	2006 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.3*	2007 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.4*	2009 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.5*	2011 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

10.6*	2011 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.7*	2016 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2016).

10.8*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2010).

10.9*	Separation Pay and Benefits Program for Officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2014).

Exhibit No.	Description

10.10*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.11*	Supplemental Retirement Plan (Grandfathered).

10.12*	2005 Supplemental Retirement Plan.

10.13*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.14*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.15*	Executive Survivor Income Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.16*	Supplemental Benefits Trust Agreement, amended and restated as of September 26, 1988, between the Company and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.17*	Supplemental Benefits Trust Agreement, dated September 26, 1988, between the Company and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.18*	Form of Performance Share Unit Award Agreement.

10.19*	Form of Stock Option Agreement.

10.20*	Form of Restricted Stock Unit Agreement.

10.21*	Deferred Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 26, 2017).

10.22*	2017 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 26, 2017).

10.23*	Supplemental Retirement Plan I (Grandfathered).

10.24*	Supplemental Retirement Plan I.

10.25	Agreements, dated November 29, 1989, by and between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.26	Protocol of Cereal Partners Worldwide, dated November 21, 1989, and Addendum No. 1 to Protocol, dated February 9, 1990, between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

10.27	Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).

Exhibit No.	Description

10.28	Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.29+	Addendum No. 4, effective as August 1, 1998, and Addendum No. 5, effective as April 1, 2000, to the Protocol of Cereal Partners Worldwide between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.30	Addendum No. 10 to the Protocol of Cereal Partners Worldwide, effective January 1, 2010, among the Company, Nestle S.A., and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010).

10.31+	Addendum No. 11 to the Protocol of Cereal Partners Worldwide, effective July 17, 2012, among the Company, Nestle S.A., and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2012).

10.32	Five-Year Credit Agreement, dated as of May 18, 2016, among the Company, the several financial institutions from time to time party to the agreement, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2016).

10.33	Extension Agreement, dated April 26, 2017, among the Company, the several financial institutions from time to time party to the agreement, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed May 1, 2017).

10.34	Amendment No. 1 to Credit Agreement, dated as of May 31, 2018, among the Company, the several financial institutions from time to time party to the agreement, and Bank of America, N.A., as Administrative Agent.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated Financial Statements; and (vii) Schedule II – Valuation of Qualifying Accounts.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.
+	Confidential information has been omitted from the exhibit and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of our long-term debt are not filed and, in lieu thereof, we agree to furnish copies to the SEC upon request.

ITEM 16    Form 10–K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MILLS, INC.

Dated: June 29, 2018	By:	/s/ Kofi A. Bruce
Name: Kofi A. Bruce
Title: Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L Harmening Jeffrey L. Harmening	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2018

/s/ Donal L. Mulligan Donal L. Mulligan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 29, 2018

/s/ Kofi A. Bruce Kofi A. Bruce	Vice President, Controller (Principal Accounting Officer)	June 29, 2018

/s/ Alicia S. Boler Davis Alicia S. Boler Davis	Director	June 29, 2018

/s/ R. Kerry Clark R. Kerry Clark	Director	June 29, 2018

/s/ David M. Cordani David M. Cordani	Director	June 29, 2018

/s/ Roger W. Ferguson Jr. Roger W. Ferguson Jr.	Director	June 29, 2018

/s/ Maria G. Henry Maria G. Henry	Director	June 29, 2018

/s/ Heidi G. Miller Heidi G. Miller	Director	June 29, 2018

/s/ Steve Odland Steve Odland	Director	June 29, 2018

Maria A. Sastre	Director	June 29, 2018

/s/ Eric D. Sprunk Eric D. Sprunk	Director	June 29, 2018

/s/ Jorge A. Uribe Jorge A. Uribe	Director	June 29, 2018

General Mills, Inc. and Subsidiaries

Schedule II - Valuation of Qualifying Accounts

	Fiscal Year
In Millions	2018	2017	2016
Allowance for doubtful accounts:
Balance at beginning of year	$24.3	$29.6	$25.3
Additions charged to expense	26.7	16.6	21.4
Bad debt write-offs	(26.9)	(23.2)	(17.5)
Other adjustments and reclassifications	4.3	1.3	0.4
Balance at end of year	$28.4	$24.3	$29.6
Valuation allowance for deferred tax assets:
Balance at beginning of year	$231.8	$227.0	$215.4
Additions charged to expense	2.4	5.2	(1.5)
Adjustments due to acquisitions, translation of amounts, and other	(58.2)	(0.4)	13.1
Balance at end of year	$176.0	$231.8	$227.0
Reserve for restructuring and other exit charges:
Balance at beginning of year	$85.0	$76.6	$120.8
Additions charged to expense, including translation amounts	40.3	104.0	70.2
Net amounts utilized for restructuring activities	(58.5)	(95.6)	(114.4)
Balance at end of year	$66.8	$85.0	$76.6
Reserve for LIFO valuation:
Balance at beginning of year	$209.1	$219.3	$214.2
Increase (decrease)	4.1	(10.2)	5.1
Balance at end of year	$213.2	$209.1	$219.3