Form 10-Q
period 2018-08-26
GENERAL MILLS INC
filed 2018-09-18
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 26, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Number of shares of Common Stock outstanding as of September 10, 2018: 596,229,932 (excluding 158,383,396 shares held in the treasury).

General Mills, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.            Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended

	Aug. 26, 2018	Aug. 27, 2017

Net sales	$4,094.0	$3,769.2

Cost of sales	2,751.2	2,455.9

Selling, general, and administrative expenses	742.7	702.8

Restructuring, impairment, and other exit costs (recoveries)	(1.4)	5.2

Operating profit	601.5	605.3

Benefit plan non-service income	(20.9)	(20.5)

Interest, net	133.5	72.4

Earnings before income taxes and after-tax earnings from joint ventures	488.9	553.4

Income taxes	110.7	168.5

After-tax earnings from joint ventures	17.7	23.7

Net earnings, including earnings attributable to redeemable and noncontrolling interests	395.9	408.6

Net earnings attributable to redeemable and noncontrolling interests	3.6	3.9

Net earnings attributable to General Mills	$392.3	$404.7

Earnings per share - basic	$0.66	$0.70

Earnings per share - diluted	$0.65	$0.69

Dividends per share	$0.49	$0.49

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 26, 2018	Aug. 27, 2017

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$395.9	$408.6

Other comprehensive income (loss), net of tax:

Foreign currency translation	(106.2)	61.5

Other fair value changes:
Securities	-	0.3
Hedge derivatives	7.1	(8.8)

Reclassification to earnings:
Securities	(2.0)	-
Hedge derivatives	0.6	(0.2)
Amortization of losses and prior service costs	21.9	27.8

Other comprehensive income (loss), net of tax	(78.6)	80.6

Total comprehensive income	317.3	489.2

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	(4.8)	72.0

Comprehensive income attributable to General Mills	$322.1	$417.2

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Aug. 26, 2018	May 27, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$432.9	$399.0
Receivables	1,709.1	1,684.2
Inventories	1,685.5	1,642.2
Prepaid expenses and other current assets	358.0	398.3

Total current assets	4,185.5	4,123.7
Land, buildings, and equipment	3,955.1	4,047.2
Goodwill	14,030.4	14,065.0
Other intangible assets	7,420.8	7,445.1
Other assets	963.0	943.0

Total assets	$30,554.8	$30,624.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,723.8	$2,746.2
Current portion of long-term debt	1,599.2	1,600.1
Notes payable	1,349.4	1,549.8
Other current liabilities	1,515.4	1,445.8

Total current liabilities	7,187.8	7,341.9
Long-term debt	12,665.1	12,668.7
Deferred income taxes	2,028.7	2,003.8
Other liabilities	1,325.8	1,341.0

Total liabilities	23,207.4	23,355.4

Redeemable interest	771.6	776.2
Stockholders’ equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,160.9	1,202.5
Retained earnings	14,523.8	14,459.6
Common stock in treasury, at cost, shares of 158.5 and 161.5	(7,035.9)	(7,167.5)
Accumulated other comprehensive loss	(2,499.2)	(2,429.0)

Total stockholders’ equity	6,225.1	6,141.1
Noncontrolling interests	350.7	351.3

Total equity	6,575.8	6,492.4

Total liabilities and equity	$30,554.8	$30,624.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest
Balance as of May 28, 2017	754.6	$75.5	$1,120.9	(177.7)	$(7,762.9)	$13,138.9	$(2,244.5)	$357.6	$4,685.5	$910.9

Total comprehensive income						2,131.0	144.9	26.9	2,302.8	43.6

Cash dividends declared ($1.96 per share)						(1,139.7)			(1,139.7)

Shares purchased				(10.9)	(601.6)				(601.6)

Shares issued			(39.1)	22.7	1,009.0				969.9

Stock compensation plans			(57.9)	4.4	188.0				130.1

Unearned compensation related to restricted stock unit awards			(58.1)						(58.1)

Earned compensation			77.0						77.0

Decrease in redemption value of redeemable interest			159.7						159.7	(159.7)

Distributions to noncontrolling and redeemable interest holders								(33.2)	(33.2)	(18.6)

Reclassification of certain income tax effects						329.4	(329.4)		-
Balance as of May 27, 2018	754.6	75.5	1,202.5	(161.5)	(7,167.5)	14,459.6	(2,429.0)	351.3	6,492.4	776.2

Total comprehensive income (loss)						392.3	(70.2)	1.8	323.9	(6.6)

Cash dividends declared ($0.49 per share)						(294.2)			(294.2)

Shares purchased				-	(0.2)				(0.2)

Stock compensation plans			(2.5)	3.0	131.8				129.3

Unearned compensation related to restricted stock unit awards			(65.2)						(65.2)

Earned compensation			28.1						28.1

Increase in redemption value of redeemable interest			(2.0)						(2.0)	2.0

Distributions to noncontrolling and redeemable interest holders								(2.4)	(2.4)

Adoption of revenue recognition accounting requirements						(33.9)			(33.9)
Balance as of Aug. 26, 2018	754.6	$75.5	$1,160.9	(158.5)	$(7,035.9)	$14,523.8	$(2,499.2)	$350.7	$6,575.8	$771.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended
	Aug. 26, 2018	Aug. 27, 2017
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$395.9	$408.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	155.2	145.1
After-tax earnings from joint ventures	(17.7)	(23.7)
Distributions of earnings from joint ventures	29.2	29.0
Stock-based compensation	26.1	29.6
Deferred income taxes	28.9	38.2
Pension and other postretirement benefit plan contributions	(7.4)	(5.9)
Pension and other postretirement benefit plan costs	1.5	1.1
Restructuring, impairment, and other exit costs	(18.9)	(9.2)
Changes in current assets and liabilities	14.8	(17.8)
Other, net	(0.2)	(4.5)

Net cash provided by operating activities	607.4	590.5

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(112.7)	(116.3)
Investments in affiliates, net	0.1	(6.6)
Proceeds from disposal of land, buildings, and equipment	0.1	0.4
Other, net	(27.1)	(0.3)

Net cash used by investing activities	(139.6)	(122.8)

Cash Flows - Financing Activities
Change in notes payable	(189.8)	413.8
Payment of long-term debt	(0.2)	-
Proceeds from common stock issued on exercised options	73.4	41.0
Purchases of common stock for treasury	(0.2)	(600.3)
Dividends paid	(294.2)	(284.3)
Distributions to noncontrolling and redeemable interest holders	(2.4)	(1.5)
Other, net	(9.6)	(20.0)

Net cash used by financing activities	(423.0)	(451.3)

Effect of exchange rate changes on cash and cash equivalents	(10.9)	38.3

Increase in cash and cash equivalents	33.9	54.7
Cash and cash equivalents - beginning of year	399.0	766.1

Cash and cash equivalents - end of period	$432.9	$820.8

Cash Flow from changes in current assets and liabilities:
Receivables	$(48.7)	$(88.1)
Inventories	(58.2)	(89.9)
Prepaid expenses and other current assets	35.4	12.1
Accounts payable	17.7	78.6
Other current liabilities	68.6	69.5

Changes in current assets and liabilities	$14.8	$(17.8)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended August 26, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2019.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K with the exception of the new accounting requirements adopted in the first quarter of fiscal 2019 related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense, and net periodic postemployment benefit expense and to revenue recognition. Please see Note 17 for additional information. Certain terms used throughout this report are defined in the “Glossary” section below.

(2) Acquisition

During the fourth quarter of fiscal 2018, we acquired Blue Buffalo Pet Products, Inc. (“Blue Buffalo”) for an aggregate purchase price of $8.0 billion, including $103.0 million of consideration for net debt repaid at the time of the acquisition. In accordance with the definitive agreement and plan of merger, a subsidiary of General Mills merged into Blue Buffalo, with Blue Buffalo surviving the merger as a wholly owned subsidiary of General Mills. In accordance with the merger agreement, equity holders of Blue Buffalo received $40.00 per share in cash. We financed the transaction with a combination of $6.0 billion in debt, $1.0 billion in equity, and cash on hand. In the first quarter of fiscal 2019, we recorded acquisition integration costs of $8.7 million in selling, general, and administrative (SG&A) expenses.

We consolidated Blue Buffalo into our Consolidated Balance Sheets and recorded goodwill of $5.3 billion, an indefinite-lived intangible asset for the Blue Buffalo brand of $2.7 billion, and a finite lived customer relationship asset of $269.0 million. The goodwill was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is included in the Pet reporting unit and is not deductible for tax purposes. We have conducted a preliminary assessment of certain assets and liabilities related to the acquisition of Blue Buffalo, and we are continuing our review of these items during the measurement period. If new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of these items.

The results of Blue Buffalo are reported in our Pet operating segment on a one-month lag.

(3) Restructuring Initiatives

Restructuring, impairment, and other exit costs were as follows:

	Quarter Ended

In Millions	Aug. 26, 2018	Aug. 27, 2017
Charges (recoveries) associated with restructuring actions previously announced	$(1.2)	$17.5
Total	$(1.2)	$17.5

During the first quarter of fiscal 2019, we did not undertake any new restructuring actions. We recorded a $1.2 million net recovery of restructuring charges for previously announced restructuring actions, which included $2.8 million of restructuring charges offset by a $4.0 million recovery, compared to $17.5 million of restructuring charges in the first quarter of fiscal 2018. The restructuring charges relate to cost savings initiatives across all operating segments with the exception of Pet. We paid $17.7 million in cash relating to these actions in the first quarter of fiscal 2019 and $26.7 million in the same period of fiscal 2018. These restructuring actions are expected to be completed by the end of fiscal 2019.

In addition to restructuring charges, we recorded $1.2 million of project-related costs in cost of sales in the first quarter of fiscal 2019 and $1.2 million in the first quarter of fiscal 2018. We paid $0.3 million in cash in the first quarter of fiscal 2019 and $2.7 million in the same period of fiscal 2018 for project-related costs.

Restructuring charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended
In Millions	Aug. 26, 2018	Aug. 27, 2017
Cost of sales	$0.2	$12.3
Restructuring, impairment, and other exit costs (recoveries)	(1.4)	5.2
Total restructuring charges (recoveries)	(1.2)	17.5
Project-related costs classified in cost of sales	$1.2	$1.2

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 27, 2018	$66.0	$0.1	$0.7	$66.8
Fiscal 2019 recoveries, including foreign currency translation	(4.8)	-	-	(4.8)
Utilized in fiscal 2019	(14.7)	(0.1)	-	(14.8)
Reserve balance as of Aug. 26, 2018	$46.5	$-	$0.7	$47.2

The charges recognized in the roll forward of our reserves for restructuring and other exit costs do not include items charged directly to expense (e.g., asset impairment charges, accelerated depreciation, the gain or loss on the sale of restructured assets, and the write-off of spare parts) and other periodic exit costs are recognized as incurred, as those items are not reflected in our restructuring and other exit cost reserves on our Consolidated Balance Sheets.

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Aug. 26, 2018	May 27, 2018
Goodwill	$14,030.4	$14,065.0
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,805.9	6,818.7
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	802.8	811.7
Less accumulated amortization	(187.9)	(185.3)
Intangible assets subject to amortization, net	614.9	626.4
Other intangible assets	7,420.8	7,445.1
Total	$21,451.2	$21,510.1

Based on the carrying value of finite-lived intangible assets as of August 26, 2018, annual amortization expense for each of the next five fiscal years is estimated to be approximately $40 million.

During the fourth quarter of fiscal 2018, we acquired Blue Buffalo, which became our Pet operating segment and we recorded $5.3 billion of goodwill, $2.7 billion related to an indefinite-lived brand intangible asset, and $269.0 million related to a customer relationships intangible asset.

The changes in the carrying amount of goodwill during fiscal 2019 were as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 27, 2018	$6,410.6	$5,294.9	$918.8	$729.9	$285.0	$425.8	$14,065.0
Other activity, primarily foreign currency translation	(0.5)	-	-	(6.6)	(26.4)	(1.1)	(34.6)
Balance as of Aug. 26, 2018	$6,410.1	$5,294.9	$918.8	$723.3	$258.6	$424.7	$14,030.4

The changes in the carrying amount of other intangible assets during fiscal 2019 were as follows:

In Millions	Total
Balance as of May 27, 2018	$7,445.1
Other activity, primarily foreign currency translation	(24.3)
Balance as of Aug. 26, 2018	$7,420.8

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

In Millions	Impairment Charge	Carrying Value as of May 27, 2018
Yoki	$65.0	$63.6
Mountain High	20.0	15.4
Immaculate Baking	11.9	-
Total	$96.9	$79.0

(5) Inventories

The components of inventories were as follows:

In Millions	Aug. 26, 2018	May 28, 2017
Raw materials and packaging	$396.9	$400.0
Finished goods	1,416.0	1,364.2
Grain	92.2	91.2
Excess of FIFO over LIFO cost	(219.6)	(213.2)
Total	$1,685.5	$1,642.2

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

Although we do not meet the criteria for cash flow hedge accounting, we believe that these instruments are effective in achieving our objective of providing certainty in the future price of commodities purchased for use in our supply chain. Accordingly, for purposes of measuring segment operating performance, these gains and losses are reported in unallocated corporate items outside of segment operating results until such time that the exposure we are managing affects earnings. At that time we reclassify the gain or loss from unallocated corporate items to segment operating profit, allowing our operating segments to realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in unallocated corporate items.

Unallocated corporate items for the quarters ended August 26, 2018 and August 27, 2017 included:

	Quarter Ended

In Millions	Aug. 26, 2018	Aug. 27, 2017
Net loss on mark-to-market valuation of certain commodity positions	$(19.5)	$(7.8)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	(3.7)	3.6
Net mark-to-market revaluation of certain grain inventories	(7.9)	6.0
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(31.1)	$1.8

As of August 26, 2018, the net notional value of commodity derivatives was $160.4 million, of which $71.7 million related to energy inputs and $88.7 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of August 26, 2018, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of August 26, 2018, $1,010.1 million of our total accounts payable were payable to suppliers who utilize these third party services.

(7) Debt

The components of notes payable were as follows:

In Millions	Aug. 26, 2018	May 27, 2018
U.S. commercial paper	$1,114.3	$1,213.5
Financial institutions	235.1	336.3
Total	$1,349.4	$1,549.8

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 26, 2018:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
June 2019	0.2	0.1
September 2018	0.1	-

Total committed credit facilities	3.0	0.1
Uncommitted credit facilities	0.6	0.1
Total committed and uncommitted credit facilities	$3.6	$0.2

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of August 26, 2018.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $14,261.0 million and $14,264.3 million, respectively, as of August 26, 2018. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

In the third quarter of fiscal 2018, we paid $113.8 million to repurchase $100.0 million of our previously issued 6.39% medium term notes due 2023. We recorded the $13.8 million premium paid in the repurchase as interest expense.

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

Certain of our long-term debt agreements contain restrictive covenants. As of August 26, 2018, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of August 26, 2018, the redemption value of the euro-denominated redeemable interest was $771.6 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $53.0 million for the quarter ended August 26, 2018 and $52.5 million for the quarter ended August 27, 2017.

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

The third-party holder of the General Mills Cereals, LLC (GMC) Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $251.5 million). On June 1, 2018, the floating preferred return rate on GMC’s Class A Interests was reset to the sum of three-month LIBOR plus 142.5 basis points. The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction.

Our noncontrolling interests contain restrictive covenants. As of August 26, 2018, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Aug. 26, 2018					Aug. 27, 2017

	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest

In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$392.3	$3.1	$0.5			$404.7	$1.5	$2.4

Other comprehensive income (loss):

Foreign currency translation	$(96.8)	$-	(96.8)	(1.3)	(8.1)	$(5.3)	$-	(5.3)	21.5	45.3

Other fair value changes:
Securities	-	-	-	-	-	0.4	(0.1)	0.3	-	-
Hedge derivatives	7.2	(1.0)	6.2	-	0.9	(15.7)	5.2	(10.5)	-	1.7
Reclassification to earnings:
Securities (a)	(2.6)	0.6	(2.0)	-	-	-	-	-	-	-
Hedge derivatives (b)	0.5	-	0.5	-	0.1	0.8	(0.6)	0.2	-	(0.4)

Amortization of losses and prior service costs (c)	26.9	(5.0)	21.9	-	-	43.8	(16.0)	27.8	-	-

Other comprehensive income (loss)	$(64.8)	$(5.4)	(70.2)	(1.3)	(7.1)	$24.0	$(11.5)	12.5	21.5	46.6

Total comprehensive income (loss)			$322.1	$1.8	$(6.6)			$417.2	$23.0	$49.0
(a)	Gain reclassified from AOCI into earnings is reported in interest, net for securities.
(b)	Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. Please refer to Note 17.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Aug. 26, 2018	May 27, 2018
Foreign currency translation adjustments	$(798.4)	$(701.6)
Unrealized gain (loss) from:
Securities	-	2.0
Hedge derivatives	(25.4)	(32.1)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,701.1)	(1,723.6)
Prior service costs	25.7	26.3
Accumulated other comprehensive loss	$(2,499.2)	$(2,429.0)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, restricted stock units, and performance awards, may be granted to employees and non-employee directors. These programs and related accounting are described in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
In Millions	Aug. 26, 2018	Aug. 27, 2017
Compensation expense related to stock-based payments	$26.2	$29.6

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in the first quarter of fiscal 2019.

As of August 26, 2018, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $148.6 million. This expense will be recognized over 28 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
In Millions	Aug. 26, 2018	Aug. 27, 2017
Net cash proceeds	$73.4	$41.0
Intrinsic value of options exercised	$31.9	$40.3

We estimate the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 26, 2018	Aug. 27, 2017
Estimated fair values of stock options granted	$5.35	$6.18
Assumptions:
Risk-free interest rate	2.9%	2.2%
Expected term	8.5 years	8.2 years
Expected volatility	16.3%	15.8%
Dividend yield	4.3%	3.6%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 27, 2018	28,963.8	$42.90
Granted	3,107.4	46.06
Exercised	(2,455.9)	31.70
Forfeited or expired	(290.4)	54.02
Outstanding as of Aug. 26, 2018	29,324.9	$44.07	4.79	$168.8
Exercisable as of Aug. 26, 2018	19,645.9	$38.58	2.91	$168.8

Information on restricted stock and performance share unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 27, 2018	3,731.8	$57.50	121.3	$58.26
Granted	1,608.2	45.87	33.8	46.12
Vested	(548.5)	51.60	(33.3)	54.38
Forfeited	(227.0)	64.47	(9.2)	57.98
Non-vested as of Aug. 26, 2018	4,564.5	$53.77	112.6	$55.53

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Quarter Ended
In Millions	Aug. 26, 2018	Aug. 27, 2017
Total grant date fair value	$30.1	$67.7

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
In Millions, Except per Share Data	Aug. 26, 2018	Aug. 27, 2017
Net earnings attributable to General Mills	$392.3	$404.7

Average number of common shares - basic EPS	598.0	576.5
Incremental share effect from: (a)
Stock options	3.6	8.3
Restricted stock, restricted stock units, and other	1.7	2.1
Average number of common shares - diluted EPS	603.3	586.9
Earnings per share - basic	$0.66	$0.70
Earnings per share - diluted	$0.65	$0.69
(a)

Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended
In Millions	Aug. 26, 2018	Aug. 27, 2017
Anti-dilutive stock options, restricted stock units, and performance share units	14.3	5.4

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended

In Millions	Aug. 26, 2018	Aug. 27, 2017
Shares of common stock	-	10.9
Aggregate purchase price	$0.2	$600.3

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Quarter Ended

In Millions	Aug. 26, 2018	Aug. 27, 2017
Net cash interest payments	$115.5	$109.7
Net income tax payments	$60.5	$21.8

(14) Retirement and Postemployment Benefits

In fiscal 2018, we approved an amendment to reorganize the U.S. qualified defined benefit pension plans and the supplemental pension plans that resulted in the spinoff of a portion of the General Mills Pension Plan (the Plan) and the 2005 Supplemental Retirement Plan and the Supplemental Retirement Plan (Grandfathered) (together, the Supplemental Plans) into new plans effective May 31, 2018. The benefits offered to the plans’ participants were unchanged. The result of the reorganization was the creation of the General Mills Pension Plan I (Plan I) and the 2005 Supplemental Retirement Plan I and the Supplemental Retirement Plan I (Grandfathered) (together, the Supplemental Plans I). The reorganization was made to facilitate a targeted investment strategy over time and to provide additional flexibility in evaluating opportunities to reduce risk and volatility. Actuarial gains and losses associated with the Plan and the Supplemental Plans are amortized over the average remaining service life of the active participants. Actuarial gains and losses associated with Plan I and the Supplemental Plans I are amortized over the average remaining life of the participants.

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 26, 2018	Aug. 27, 2017	Aug. 26, 2018	Aug. 27, 2017	Aug. 26, 2018	Aug. 27, 2017
Service cost	$23.7	$23.9	$2.4	$2.8	$1.9	$2.1
Interest cost	62.0	55.4	8.3	7.7	0.7	0.6
Expected return on plan assets	(111.5)	(119.1)	(10.1)	(13.0)	-	-
Amortization of losses	27.5	44.1	0.2	0.2	0.1	0.2
Amortization of prior service costs (credits)	0.4	0.5	(1.4)	(1.4)	0.1	0.2
Other adjustments	-	-	-	-	2.8	3.4
Net expense (income)	$2.1	$4.8	$(0.6)	$(3.7)	$5.6	$6.5

(15) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA results in significant revisions to the U.S. corporate income tax system, including a reduction in the U.S. corporate income tax rate, implementation of a territorial system, and a one-time deemed repatriation tax on untaxed foreign earnings. The TCJA includes provisions affecting our fiscal 2019 tax rate, including, but not limited to: a reduction in the U.S. corporate tax rate on domestic operations to 21 percent; a new provision that taxes U.S. allocated expenses and certain income from foreign operations (Global Intangible Low Tax Income or “GILTI”); a new limitation on deductible interest expense; the repeal of the domestic manufacturing deduction; and a limitation on the deductibility of certain executive compensation.

Generally, the impacts of new legislation would be required to be recorded in the period of enactment which for us was the third quarter of fiscal 2018. However, Accounting Standards Update 2018-05: Income Taxes (Topic 740) (ASU 2018-05) was issued with guidance allowing for the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA.

As of August 26, 2018, we have not completed our accounting for the tax effects of the TCJA. During fiscal 2018, we recorded a provisional net benefit of $523.5 million which included the estimated impact of revaluing our net U.S. deferred tax liabilities to reflect the new U.S. corporate tax rate, partially offset by a provisional charge for the estimated transition tax and a provisional deferred tax liability related to changes in our permanent reinvestment assertion. This provisional net benefit was determined using reasonable estimates for those tax effects based on analysis and information available to date. The provisional net benefit is subject to revisions as we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, Financial Accounting Standards Board, and other standard setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the TCJA will be completed during the measurement period of up to one year from the enactment date. During the first quarter of fiscal 2019, we continued our analysis of the impacts of the TCJA and there were no adjustments to the previously recorded provisional amounts.

(16) Business Segment and Geographic Information

We operate in the packaged foods industry. During the fourth quarter of fiscal 2018, we acquired Blue Buffalo, which became our Pet operating segment. Following the acquisition, our operating segments are as follows: North America Retail; Convenience Stores & Foodservice; Europe & Australia; Asia & Latin America; and Pet.

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

Our Pet operating segment includes pet food products sold primarily in the United States in specialty channels, including national pet superstore chains, regional pet store chains, neighborhood pet stores, and farm and feed stores; e-commerce retailers; military outlets; hardware stores; veterinary clinics and hospitals; and grocery and mass merchandisers. Our product categories include dog and cat food (dry foods, wet foods, and treats) made with whole meats, fruits and vegetables, and other high-quality natural ingredients. Our tailored pet product offerings address specific dietary, lifestyle, and life-stage needs and span different product types, diet types, breed sizes for dogs, lifestages, flavors, product functions and textures, and cuts for wet foods. We are reporting the Pet operating segment results on a one-month lag and accordingly, our fiscal 2018 results did not include Pet segment operating results.

Operating profit for these segments excludes unallocated corporate items, gain or loss on divestitures, and restructuring, impairment, and other exit costs. Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, contributions to the General Mills Foundation, asset and liability remeasurement impact of hyperinflationary economies, restructuring initiative project-related costs, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available for all operating segments.

Our operating segment results were as follows:

	Quarter Ended
In Millions	Aug. 26, 2018	Aug. 27, 2017
Net sales:
North America Retail	$2,387.8	$2,438.2
Europe & Australia	500.7	491.9
Convenience Stores & Foodservice	463.2	447.1
Asia & Latin America	399.0	392.0
Pet	343.3	-
Total	$4,094.0	$3,769.2
Operating profit:
North America Retail	$548.1	$533.2
Europe & Australia	34.5	30.6
Convenience Stores & Foodservice	97.1	84.8
Asia & Latin America	12.2	15.5
Pet	14.5	-
Total segment operating profit	706.4	664.1
Unallocated corporate items	106.3	53.6
Restructuring, impairment, and other exit costs (recoveries)	(1.4)	5.2
Operating profit	$601.5	$605.3

Net sales for our North America Retail operating units were as follows:

	Quarter Ended
In Millions	Aug. 26, 2018	Aug. 27, 2017
U.S. Meals & Baking	$837.5	$856.0
U.S. Cereal	584.4	578.6
U.S. Snacks	533.5	558.6
U.S. Yogurt and Other	219.1	223.4
Canada	213.3	221.6
Total	$2,387.8	$2,438.2

Net sales by class of similar products were as follows:

	Quarter Ended
In Millions	Aug. 26, 2018	Aug. 27, 2017
Snacks	$859.5	$861.7
Cereal	676.7	676.0
Convenient meals	613.9	605.8
Yogurt	537.1	552.5
Baking mixes and ingredients	367.3	379.6
Pet	343.3	-
Dough	334.1	336.5
Super-premium ice cream	247.4	230.1
Vegetables	66.0	76.6
Other	48.7	50.4
Total	$4,094.0	$3,769.2

(17) New Accounting Pronouncements

In the first quarter of fiscal 2019, we adopted new accounting requirements related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense, and net periodic postemployment benefit expense (collectively “net periodic benefit expense”). The new standard requires the service cost component of net periodic benefit expense to be recorded in the same line items as other employee compensation costs within our Consolidated Statements of Earnings. Other components of net periodic benefit expense must be presented separately outside of operating profit in our Consolidated Statements of Earnings. In addition, the new standard requires that only the service cost component of net periodic benefit expense is eligible for capitalization. The new standard requires retrospective adoption of the presentation of net periodic benefit expense and prospective application of the capitalization of the service cost component. The impact of the adoption of this standard on our results of operations was a decrease to our operating profit of $20.9 million and $20.5 million and a corresponding increase to benefit plan non-service income of $20.9 million and $20.5 million for the periods ending August 26, 2018 and August 27, 2017, respectively. There were no changes to our reported segment operating profit.

In the first quarter of fiscal 2019, we adopted new accounting requirements for the recognition of revenue from contracts with customers. Under the new standard, we apply a principles-based five step model to recognize revenue upon the transfer of control of promised goods to customers and in an amount that reflects the consideration for which we expect to be entitled to in exchange for those goods. The principles-based five step model includes: 1) identifying the contract(s) with a customer; 2) identifying the performance obligations in the contract; 3) determining the transaction price; 4) allocating the transaction price to the performance obligations in the contract; and 5) recognizing revenue when (or as) we satisfy a performance obligation.

Our revenues primarily result from contracts with customers, which are generally short-term and have a single performance obligation – the delivery of product. We recognize revenue for the sale of packaged foods at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs when the shipment is accepted by our customer. Sales include shipping and handling charges billed to the customer and are reported net of variable consideration and consideration payable to our customers, including trade promotion, consumer coupon redemption and other costs, including estimated allowances for returns, unsalable product, and prompt pay discounts. Sales, use, value-added, and other excise taxes are not included in revenue. Trade promotions are recorded using significant judgment of estimated participation and performance levels for offered programs at the time of sale. Differences between estimated expenses and actual costs are recognized as a change in management estimate in a subsequent period. We generally do not allow a right of return. However, on a limited case-by-case basis with prior approval, we may allow customers to return product. In limited circumstances, product returned in saleable condition is resold to other customers or outlets. Receivables from customers generally do not bear interest. Payment terms and collection patterns are short-term, and vary around the world and by channel, and as such, we do not have any significant financing components. Our allowance for doubtful accounts represents our estimate of probable non-payments and credit losses in our existing receivables, as determined based on a review of past due balances and other specific account data. Account balances are written off against the allowance when we deem the amount is uncollectible. See Note 16 for disaggregation of our revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. We do not have material contract assets or liabilities arising from our contracts with customers.

We utilized a comprehensive approach to evaluate and document the impact of the guidance on our current accounting policies and practices. We did not identify any material differences resulting from applying the new requirements to our revenue contracts. Additionally, we did not identify any significant changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance.

We adopted the requirements of the new standard and subsequent amendments to all contracts in the first quarter of fiscal 2019 using the cumulative effect approach. We recorded a $33.9 million cumulative effect adjustment net of income tax effects to the opening balance of fiscal 2019 retained earnings, a decrease to deferred income taxes of $11.4 million, and an increase to other current liabilities of $45.3 million related to the timing of recognition of certain promotional expenditures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018 for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in the “Glossary” section below.

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter Results

In the first quarter of fiscal 2019, net sales increased 9 percent compared to the same period last year, driven by the acquisition of Blue Buffalo Pet Products, Inc. (“Blue Buffalo”), favorable net price realization and mix and higher contributions from volume growth in the Asia & Latin America segment, partially offset by lower contributions from volume growth in the North America Retail, Europe & Australia, and Convenience Stores & Foodservice segments. In the first quarter of fiscal 2019, organic net sales were flat. Operating profit margin of 14.7 percent was down 130 basis points from year-ago levels primarily driven by the purchase accounting inventory adjustment related to our acquisition of Blue Buffalo and lower mark-to-market valuation of certain commodity positions, partially offset by a decrease in restructuring expenses. Adjusted operating profit margin decreased 80 basis points to 15.7 percent, primarily driven by the purchase accounting inventory adjustment and higher input costs, partially offset by improved net price realization and mix and lower media and advertising expense. Adjusted operating profit growth on a constant currency basis was 3 percent in the first quarter of fiscal 2019. Diluted earnings per share of $0.65 decreased 6 percent compared to the first quarter of fiscal 2018 and adjusted diluted earnings per share of $0.71, which excludes certain items affecting comparability, on a constant-currency basis was unchanged compared to the first quarter last year. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

A summary of our consolidated financial results for the first quarter of fiscal 2019 follows:

Quarter Ended Aug. 26, 2018	In millions, except per share	Quarter Ended Aug. 26, 2018 vs. Aug. 27, 2017	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$4,094.0	9%
Operating profit	601.5	(1)%	14.7%
Net earnings attributable to General Mills	392.3	(3)%
Diluted earnings per share	$0.65	(6)%

Organic net sales growth rate (a)		Flat
Total segment operating profit (a)	706.4	6%		6%
Adjusted operating profit (a)	641.3	3%	15.7%	3%
Diluted earnings per share, excluding certain items affecting comparability (a)	$0.71	Flat		Flat
(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Quarter Ended

	Aug. 26, 2018	Aug. 26, 2018 vs Aug. 27, 2017	Aug. 27, 2017
Net sales (in millions)	$4,094.0	9%	$3,769.2

Contributions from volume growth (a)		6 pts
Net price realization and mix		3 pts
Foreign currency exchange		Flat
(a)	Measured in tons based on the stated weight of our product shipments.

The 9 percent increase in net sales in the first quarter of fiscal 2019 reflects the acquisition of Blue Buffalo and favorable net price realization and mix across all other segments partially offset by lower contributions from organic volume. The Convenience Stores & Foodservice, Europe & Australia, and Asia & Latin America segments contributed to the increase in net sales in the first quarter of fiscal 2019 compared to the same period last year, while net sales for the North America Retail segment decreased.

Organic net sales were flat in the first quarter of fiscal 2019 as favorable organic net price realization and mix was offset by declining contributions from organic volume growth.

Components of organic net sales growth are shown in the following table:

Quarter Ended Aug. 26, 2018 vs.
Quarter Ended Aug. 27, 2017
Contributions from organic volume growth (a)	(1)pt
Organic net price realization and mix	1 pt

Organic net sales growth	Flat
Foreign currency exchange	Flat
Acquisition and divestiture	9 pts
Net sales growth	9 pts
(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $295 million from the first quarter of fiscal 2018 to $2,751 million. The increase was driven by a $149 million increase due to higher volume and a $70 million increase attributable to product rate and mix. We recorded a $53 million charge in the first quarter of fiscal 2019 related to the fair value adjustment of inventory acquired in the Blue Buffalo acquisition. We recorded a $31 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the first quarter of fiscal 2019 compared to a net decrease of $2 million in the first quarter of fiscal 2018. We recorded $12 million of restructuring charges in cost of sales in the first quarter of fiscal 2018. We also recorded $1 million of restructuring initiative project-related costs in the first quarter of fiscal 2019 and fiscal 2018 (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Selling, general, and administrative (SG&A) expenses increased $40 million to $743 million in the first quarter of fiscal 2019 compared to the same period in fiscal 2018. The increase in SG&A expenses primarily reflects the acquisition of Blue Buffalo and $9 million of integration costs we recorded in the first quarter of fiscal 2019. Increased SG&A expenses were partially offset by savings from cost management initiatives and a decrease in media and advertising expense. SG&A expenses as a percent of net sales in the first quarter of fiscal 2019 decreased 50 basis points compared with the first quarter of fiscal 2018.

Restructuring, impairment, and other exit costs totaled a $1 million net recovery in the first quarter of fiscal 2019 compared to $5 million of expense in the same period last year.

Benefit plan non-service income totaled $21 million in the first quarter of fiscal 2019 compared to $20 million in the same period last year. Please refer to Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Interest, net for the first quarter of fiscal 2019 totaled $134 million, up $61 million from fiscal 2018, primarily driven by higher average debt balances due to financing for the Blue Buffalo acquisition.

The effective tax rate for the first quarter of fiscal 2019 was 22.6 percent compared to 30.4 percent for the first quarter of fiscal 2018. The 7.8 percentage point decrease was primarily due to the net benefit related to the Tax Cuts and Jobs Act (“TCJA”), partially offset by less favorable windfall tax benefits from stock-based payments in fiscal 2019. Our effective tax rate excluding certain items affecting comparability was 22.7 percent in the first quarter of fiscal 2019 compared to 30.5 percent in the first quarter of fiscal 2018 See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

The TCJA includes provisions affecting our fiscal 2019 effective tax rate, including but not limited to: a reduction in the U.S. corporate tax rate on domestic operations to 21 percent; a new provision that taxes U.S. allocated expenses and certain income from foreign operations (Global Intangible Low Tax Income or “GILTI”); a new limitation on deductible interest expense; the repeal of the domestic manufacturing deduction; and limitation on the deductibility of certain executive compensation.

After-tax earnings from joint ventures for the first quarter of fiscal 2019 decreased to $18 million compared to $24 million in the same period in fiscal 2018, primarily driven by our $5 million after-tax share of a restructuring charge at Cereal Partners Worldwide (CPW) and lower sales and higher input costs for Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures decreased 24 percent, including the CPW restructuring charge (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Aug. 26, 2018 vs.
Quarter Ended Aug. 27, 2017	CPW	HDJ
Contributions from volume growth (a)	(3)pts	(11)pts
Net price realization and mix	1 pt	(3)pts
Foreign currency exchange	(2)pts	Flat
Net sales growth	(4)pts	(14)pts
(a)	Measured in tons based on the stated weight of our product shipments.

The change in net sales for each joint venture on a constant-currency basis is set forth in the following table:

	Quarter Ended Aug. 27, 2018 vs. Quarter Ended Aug. 27, 2017
	Percentage Change in Joint Venture Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Joint Venture Net Sales on Constant- Currency Basis
CPW	(4)%	(2) pts	(2)%
HDJ	(14)	Flat	(14)
Joint Ventures	(6)%	(2) pts	(4)%

Average diluted shares outstanding increased by 16 million in the first quarter of fiscal 2019 from the same period a year ago due to the impact of the share issuance to partially fund the acquisition of Blue Buffalo and option exercises.

SEGMENT OPERATING RESULTS

Our businesses are organized into five operating segments: North America Retail; Convenience Stores & Foodservice; Europe & Australia; Asia & Latin America; and Pet. We are reporting the Pet operating segment results on a one-month lag and accordingly, our fiscal 2018 results do not include Pet segment operating results. Please refer to Note 16 of the Consolidated Financial Statements in Part I, Item 1 of this report for a description of our operating segments.

North America Retail Segment Results

North America Retail net sales were as follows:

Quarter Ended
	Aug. 26, 2018	Aug. 26, 2018 vs Aug. 27, 2017	Aug. 27, 2017
Net sales (in millions)	$2,387.8	(2)%	$2,438.2

Contributions from volume growth (a)		(3)pts
Net price realization and mix		1 pt
Foreign currency exchange		Flat
(a)	Measured in tons based on the stated weight of our product shipments.

North America Retail net sales decreased 2 percent in the first quarter of fiscal 2019 compared to the same period in fiscal 2018, with declines in the U.S. Snacks, U.S. Meals & Baking, Canada and U.S. Yogurt operating units, partially offset by growth in the U.S. Cereal operating unit.

The components of North America Retail organic net sales growth are shown in the following table:

Quarter Ended
Aug. 26, 2018
Contributions from organic volume growth (a)	(2)pts
Organic net price realization and mix	1

Organic net sales growth	(1)pt
Divestiture (b)	(1)pt
Net sales growth	(2)pts
(a)	Measured in tons based on the stated weight of our product shipments.
(b)	Related to the divestiture of North American Green Giant product lines.

North America Retail organic net sales decreased 1 percent in the first quarter of fiscal 2019 compared to the same period in fiscal 2018, driven by a decrease in contributions from organic volume growth partially offset by favorable organic net price realization and mix.

North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended
Aug. 26, 2018
U.S. Snacks	(4)%
U.S. Meals & Baking	(2)
Canada (a)	(4)
U.S. Yogurt	(2)
U.S. Cereal	1
Total (a)	(2)%
(a)	On a constant currency basis, Canada net sales decreased 2 percent for the first quarter of fiscal 2019. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Segment operating profit increased 3 percent to $548 million in the first quarter of fiscal 2019 compared to $533 million the first quarter of fiscal 2018, primarily driven by a decrease in media and advertising and other SG&A expenses, partially offset by higher input costs. Segment operating profit increased 3 percent on a constant-currency basis in the first quarter of fiscal 2019 compared to the same period in fiscal 2018. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

	Quarter Ended
	Aug. 26, 2018	Aug. 26, 2018 vs. Aug. 27, 2017		Aug. 27, 2017
Net sales (in millions)	$500.7	2%		$491.9
Contributions from volume growth (a)		(1	)pt
Net price realization and mix		2	pts
Foreign currency exchange		1	pt
(a) Measured in tons based on the stated weight of our product shipments.

Europe & Australia net sales increased 2 percent in the first quarter of fiscal 2019 compared to the same period in fiscal 2018, driven primarily by favorable net price realization and mix and foreign currency exchange offset by a decrease in contributions from volume growth.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 26, 2018
Contributions from organic volume growth (a)	(1	) pt
Organic net price realization and mix	2	pts
Organic net sales growth	1	pt
Foreign currency exchange	1	pt
Net sales growth (a)	2	pts
(a)	Measured in tons based on the stated weight of our product shipments.

Europe & Australia organic net sales increased 1 percent in the first quarter of fiscal 2019 compared to the same period in fiscal 2018, driven primarily by favorable organic net price realization and mix partially offset by a decrease in contributions from organic volume growth.

Segment operating profit increased 13 percent to $34 million in the first quarter of fiscal 2019 compared to $31 million in the first quarter of fiscal 2018 primarily driven by higher net sales and lower SG&A expenses, partially offset by higher input costs, including currency-driven inflation on imported products in certain markets. Segment operating profit increased 12 percent on a constant-currency basis in the first quarter of fiscal 2019 compared to the same period in fiscal 2018. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

	Quarter Ended
	Aug. 26, 2018	Aug. 26, 2018 vs Aug. 27, 2017		Aug. 27, 2017
Net sales (in millions)	$463.2	4%		$447.1
Contributions from volume growth (a)		(1	)pt
Net price realization and mix		5	pts
(a) Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales increased 4 percent in the first quarter of fiscal 2019 compared to the same period in fiscal 2018, reflecting higher net sales across the portfolio driven by improved net price realization and mix.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 26, 2018
Contributions from organic volume growth (a)	(1)	pt
Organic net price realization and mix	5	pts
Organic net sales growth	4	pts
Net sales growth (a)	4	pts
(a)	Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 14 percent to $97 million in the first quarter of fiscal 2019 compared to $85 million in the first quarter of fiscal 2018, primarily driven by higher net sales and benefits from cost savings initiatives.

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

	Quarter Ended
	Aug. 26, 2018	Aug. 26, 2018 vs. Aug. 27, 2017		Aug. 27, 2017
Net sales (in millions)	$399.0	2%		392.0
Contributions from volume growth (a)		5	pts
Net price realization and mix		3	pts
Foreign currency exchange		(6)	pts
(a) Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales increased 2 percent in the first quarter of fiscal 2019 compared to the same period in fiscal 2018, driven by an increase in contributions from volume growth and net price realization and mix, partially offset by unfavorable foreign currency exchange.

The components of Asia & Latin America organic net sales growth are shown in the following table:

Quarter Ended
Aug. 26, 2018
Contributions from organic volume growth (a)	5 pts
Organic net price realization and mix	3 pts
Organic net sales growth	8 pts
Foreign currency exchange	(6)pts
Net sales growth (a)	2 pts
(a)	Measured in tons based on the stated weight of our product shipments.

Asia & Latin America organic net sales increased 8 percent in the first quarter of fiscal 2019 compared to the same period in fiscal 2018, reflecting an increase in contributions from organic volume growth and an increase in organic net price realization and mix.

Segment operating profit decreased to $12 million in the first quarter of fiscal 2019 compared to $16 million in the same period of fiscal 2018 primarily driven by higher input costs, including currency driven inflation on imported products in certain markets, and higher media and advertising expense and other SG&A expenses, partially offset by higher net sales. Segment operating profit decreased 38 percent on a constant-currency basis in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Pet Segment Results

Pet net sales were as follows:

	Quarter Ended
	Aug. 26, 2018	Aug. 27, 2017
Net sales (in millions)	$343.3	$-

Pet net sales and operating profit in the first quarter of fiscal 2019 totaled $343 million and $14 million respectively. The first quarter of fiscal 2019 includes results for 7 days of the month of acquisition. Segment operating profit in the first quarter includes a $53 million charge related to the fair value adjustment on inventory acquired and $3 million of amortization of the customer list intangible asset.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $106 million in the first quarter of fiscal 2019 compared to $54 million in the same period in fiscal 2018. In the first quarter of fiscal 2019, we recorded $1 million of restructuring initiative project-related costs in cost of sales compared to $12 million of restructuring charges and $1 million of restructuring initiative project-related costs in cost of sales in the same period last year. We recorded a $31 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the first quarter of fiscal 2019 compared to a $2 million net decrease in expense in the same period last year. In addition, we recorded $9 million of integration costs in the first quarter of fiscal 2019 related to the acquisition of Blue Buffalo.

LIQUIDITY

During the first quarter of fiscal 2019, cash provided by operations was $607 million compared to $590 million in the same period in fiscal 2018. The $17 million increase is primarily driven by a $33 million change in current assets and liabilities, partially offset by a $10 million change in restructuring activities and a $9 million change in deferred taxes. The $33 million change in current assets and liabilities was driven by a $39 million change in the timing of receivables, a $32 million change in inventory activity, and a $23 million change in prepaids and other current assets, primarily derivative activity, partially offset by a $61 million change in the timing of accounts payable.

Cash used by investing activities during the first quarter ended August 26, 2018, was $140 million, compared to $123 million for the same period in fiscal 2018. Investments of $113 million in land, buildings and equipment in the three-month period ended August 26, 2018, decreased $4 million compared to the same period a year ago. In addition, we made $27 million of other investments, primarily investments made by our venture capital fund during the first quarter of fiscal 2019.

Cash used by financing activities during the first quarter of fiscal 2019 was $423 million compared to $451 million in the same period in fiscal 2018. We had $190 million of net debt repayments in the first quarter of fiscal 2019 compared to $414 million of net debt issuances in the same period a year ago. We paid $294 million of dividends in the first quarter of fiscal 2019 compared to $284 million in the same period last year. In addition, we paid $600 million in cash to repurchase common stock in the first quarter of fiscal 2018.

As of August 26, 2018, we had $404 million of cash and cash equivalents held in foreign jurisdictions. As a result of the TCJA, the historic undistributed earnings of our foreign subsidiaries were taxed in the U.S. via the one-time repatriation tax in fiscal 2018. We are re-evaluating our indefinite reinvestment assertion in connection with the TCJA. We recorded a provisional estimate in fiscal 2018 for local country withholding taxes related to certain entities from which we began repatriating undistributed earnings. We plan to finalize our assessment during the measurement period provided by ASU 2018-05.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Aug. 26, 2018	May 27, 2018
Notes payable	$1,349.4	$1,549.8
Current portion of long-term debt	1,599.2	1,600.1
Long-term debt	12,665.1	12,668.7
Total debt	15,613.7	15,818.6
Redeemable interest	771.6	776.2
Noncontrolling interests	350.7	351.3
Stockholders’ equity	6,225.1	6,141.1
Total capital	$22,961.1	$23,087.2

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 26, 2018:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
June 2019	0.2	0.1
September 2018	0.1	-

Total committed credit facilities	3.0	0.1
Uncommitted credit facilities	0.6	0.1
Total committed and uncommitted credit facilities	$3.6	$0.2

The third-party holder of the General Mills Cereals, LLC (GMC) Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $252 million). On June 1, 2018, the floating preferred return rate on GMC’s Class A Interests was reset to the sum of three-month LIBOR plus 142.5 basis points. The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction.

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

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of August 26, 2018, we recorded Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and the redemption value of its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of August 26, 2018, the redemption value of the redeemable interest was $772 million, which approximates its fair value.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of August 26, 2018, we were in compliance with all of these covenants.

We have $1,599 million of long-term debt maturing in the next 12 months that is classified as current, including $1,150 million of 5.65 percent notes due February 2019, €300.0 million euro-denominated floating-rate notes due March 20, 2019, and $100 million of 6.59 percent fixed rate medium term notes due for remarketing in October 2018. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the first quarter of fiscal 2019.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018. The accounting policies used in preparing our interim fiscal 2019 Consolidated Financial Statements are the same as those described in our Form 10-K with the exception of the new accounting requirements adopted in the first quarter of fiscal 2019 related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense and net periodic postemployment benefit expense, and to revenue recognition. Please see Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of August 26, 2018, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018, with the exception of the new accounting requirements adopted in the first quarter of fiscal 2019 related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense and net periodic postemployment benefit expense, and to revenue recognition. See Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

On December 22, 2017, the TCJA was signed into law. The TCJA results in significant revisions to the U.S. corporate income tax system, including a reduction in the U.S. corporate income tax rate, implementation of a territorial system, and a one-time deemed repatriation tax on untaxed foreign earnings. The TCJA also resulted in a U.S. federal statutory rate of 21 percent in fiscal 2019. Generally, the impacts of the new legislation would be required to be recorded in the period of enactment which for us was the third quarter of fiscal 2018. However, Accounting Standards Update 2018-05: Income Taxes (Topic 740) (ASU 2018-05) was issued with guidance allowing for the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA. See Note 15 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

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

In addition, while having significant coverage as of our fiscal 2018 assessment date, the Food Should Taste Good and Green Giant brand intangible assets and the U.S. Yogurt reporting unit had risk of decreasing coverage. We will continue to monitor these businesses, as well as the businesses supporting the Yoki and Progresso brand intangible assets and the Latin America reporting unit, for potential impairment.

During the fourth quarter of fiscal 2018, we executed our fiscal 2019 planning process and preliminary long-range planning process, which resulted in lower future sales and profitability projections in our plans for our businesses supporting the Yoki, Mountain High, and Immaculate Baking brand intangible assets. As a result of this triggering event, we performed an interim impairment assessment of these assets as of May 27, 2018 and determined that the fair value of these brand assets no longer exceeded the carrying values of the respective assets. Significant assumptions used in that assessment included our updated long-range cash flow projections for the businesses, royalty rates, weighted average cost of capital rates, and tax rates. We recorded a $97 million impairment charge in the fourth quarter of fiscal 2018 related to these assets.

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

In February 2016, the FASB issued new accounting requirements for accounting, presentation and classification of leases. This will result in most leases being capitalized as a right of use asset with a related liability on our Consolidated Balance Sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal 2020. We are in the process of implementing lease accounting software and analyzing the impact of this standard on our results of operations and financial position. Based on our assessment to date, we expect this guidance will have a material impact on our Consolidated Balance Sheets due to the amount of our lease commitments but we are unable to reasonably estimate the expected financial impact at this time.

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

Constant-currency total segment operating profit growth is calculated as follows:

	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Total Segment Operating Profit on a Constant-Currency Basis
Quarter Ended Aug. 26, 2018	6%	Flat	6%

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

	Quarter Ended
	Aug. 26, 2018		Aug. 27, 2017
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales

Operating profit as reported	$601.5	14.7%	$605.3	16.0%

Mark-to-market effects (a)	31.1	0.8%	(1.8)	-%

Restructuring charges (b)	(1.2)	-%	17.5	0.5%

Project-related costs (b)	1.2	-%	1.2	-%

Acquisition integration costs (c)	8.7	0.2%	-	-%

Adjusted operating profit	$641.3	15.7%	$622.2	16.5%
(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Adjusted Operating Profit Growth Excluding Certain Items Affecting Comparability on a Constant-Currency Basis

We believe that this measure provides useful information to investors because it is the operating profit measure we use to evaluate operating profit performance on a comparable year-over-year basis. The adjustments are either items resulting from infrequently occurring events or items that, in management’s judgment, significantly affect the year-over-year assessment of operating results. Additionally, the adjustments are evaluated on a constant-currency basis by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given the volatility in foreign currency exchange rates.

Our adjusted operating profit growth excluding certain items affecting comparability on a constant-currency basis is calculated as follows:

Quarter Ended
Aug. 26, 2018 vs Aug. 27, 2018
Operating profit growth	(1) pt
Mark-to-market effects	5 pts
Restructuring charges	(3) pts
Acquisition integration costs	2 pts
Adjusted operating profit growth, excluding certain items affecting comparability	3 pts
Foreign currency exchange	Flat
Adjusted operating profit growth excluding items affecting comparability on a constant currency basis	3 pts

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Quarter Ended
Per Share Data	Aug. 26, 2018	Aug. 27, 2017	Change

Diluted earnings per share, as reported	$0.65	$0.69	(6	) %

Mark-to-market effects (a)	0.04	-

Acquisition integration costs (b)	0.01	-

CPW restructuring charges (c)	0.01	-

Restructuring charges (d)	-	0.02

Diluted earnings per share, excluding certain items affecting comparability	$0.71	$0.71	Flat

Foreign currency exchange impact			Flat

Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			Flat
(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(b)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	The CPW restructuring item represents charges related to initiatives designed to improve profitability and growth that were approved in fiscal 2018.
(d)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

After-tax earnings from joint ventures growth rates on a constant-currency basis is calculated as follows:

	Percentage Change in After- Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange		Percentage Change in After- Tax Earnings from Joint Ventures on Constant- Currency Basis
Quarter Ended Aug. 26, 2018	(25) %	(1	) pt	(24) %

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

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported		Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant-Currency Basis
Quarter Ended Aug. 26, 2018	(4	) %	(2	) pts	(2	) %

Constant-Currency Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Aug. 26, 2018

	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant- Currency Basis
North America Retail	3%	Flat	3%
Europe & Australia	13	1 pt	12
Asia & Latin America	(21)%	17 pts	(38)%

Effective Income Tax Rate Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing the effective tax rate excluding certain items affecting comparability and presents the income tax effects of certain items affecting comparability.

Effective income tax rates excluding certain items affecting comparability are calculated as follows:

	Quarter Ended
	Aug. 26, 2018		Aug. 27, 2017

In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$488.9	$110.7	$553.4	$168.5
Mark-to-market effects (b)	31.1	7.2	(1.8)	(0.7)
Restructuring charges (c)	(1.2)	(0.3)	17.5	5.9
Project-related costs (c)	1.2	0.3	1.2	0.3
Acquisition integration costs (d)	8.7	2.0	-	-
As adjusted	$528.7	$119.9	$570.3	$174.0
Effective tax rate:
As reported		22.6%		30.4%
As adjusted		22.7%		30.5%
Sum of adjustment to income taxes		$9.2		$5.5

Average number of common shares - diluted EPS		603.3		586.9

Impact of income tax adjustments on diluted EPS excluding certain items affecting comparability		$0.02		$0.01
(a)	Earnings before income taxes and after-tax earnings from joint ventures.
(b)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(d)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 27, 2018, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of August 26, 2018 was $31 million, $21 million, $2 million, and $2 million, respectively. During the quarter ended August 26, 2018, the interest rate value-at risk decreased by $2 million, while foreign exchange, commodity, and equity value-at-risk were flat compared to these measures as of May 27, 2018. The value-at-risk for interest rates decreased due to lower market volatility. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 27, 2018.

Item 4.    Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 26, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 26, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended August 26, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)

May 28, 2018- July 1, 2018	4,042	$42.60	4,042	39,511,525

July 2, 2018- July 29, 2018	-	-	-	39,511,525

July 30, 2018- August 26, 2018	-	-	-	39,511,525

Total	4,042	$42.60	4,042	39,511,525

(a)	The total number of shares purchased represents shares withheld for the payment of withholding taxes upon the distribution of deferred option units.
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

Item 6.	Exhibits.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 26, 2018, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date September 18, 2018	/s/ Kofi A. Bruce
Kofi A. Bruce
Vice President, Controller
(Principal Accounting Officer and Duly Authorized Officer)