Form 10-Q
period 2018-11-25
GENERAL MILLS INC
filed 2018-12-19
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 25, 2018

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Number of shares of Common Stock outstanding as of December 7, 2018: 596,748,917 (excluding 157,864,411 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Six-Month Period Ended

	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017
Net sales	$4,411.2	$4,198.7	$8,505.2	$7,967.9

Cost of sales	2,901.5	2,752.5	5,652.7	5,208.4

Selling, general, and administrative expenses	753.3	735.6	1,496.0	1,438.4

Restructuring, impairment, and other exit costs	209.4	1.6	208.0	6.8

Operating profit	547.0	709.0	1,148.5	1,314.3

Benefit plan non-service income	(21.0)	(20.8)	(41.9)	(41.3)

Interest, net	132.7	74.9	266.2	147.3

Earnings before income taxes and after-tax earnings from joint ventures	435.3	654.9	924.2	1,208.3

Income taxes	106.6	234.9	217.3	403.4

After-tax earnings from joint ventures	22.5	23.8	40.2	47.5

Net earnings, including earnings attributable to redeemable and noncontrolling interests	351.2	443.8	747.1	852.4

Net earnings attributable to redeemable and noncontrolling interests	7.8	13.3	11.4	17.2

Net earnings attributable to General Mills	$343.4	$430.5	$735.7	$835.2

Earnings per share - basic	$0.57	$0.75	$1.23	$1.46

Earnings per share - diluted	$0.57	$0.74	$1.22	$1.43

Dividends per share	$0.49	$0.49	$0.98	$0.98

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Six-Month Period Ended

	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$351.2	$443.8	$747.1	$852.4

Other comprehensive income (loss), net of tax:

Foreign currency translation	37.4	(42.0)	(68.8)	19.5

Other fair value changes:
Securities	-	0.5	-	0.8
Hedge derivatives	2.1	(0.1)	9.2	(8.9)

Reclassification to earnings:
Securities	-	-	(2.0)	-
Hedge derivatives	0.1	0.8	0.7	0.6
Amortization of losses and prior service costs	20.6	27.9	42.5	55.7

Other comprehensive income (loss), net of tax	60.2	(12.9)	(18.4)	67.7

Total comprehensive income	411.4	430.9	728.7	920.1

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	(12.0)	12.8	(16.8)	84.8

Comprehensive income attributable to General Mills	$423.4	$418.1	$745.5	$835.3

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Nov. 25, 2018	May 27, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$532.7	$399.0
Receivables	1,716.8	1,684.2
Inventories	1,639.2	1,642.2
Prepaid expenses and other current assets	345.1	398.3

Total current assets	4,233.8	4,123.7

Land, buildings, and equipment	3,897.4	4,047.2
Goodwill	14,018.3	14,065.0
Other intangible assets	7,202.7	7,445.1
Other assets	1,031.8	943.0

Total assets	$30,384.0	$30,624.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,823.9	$2,746.2
Current portion of long-term debt	1,990.6	1,600.1
Notes payable	1,056.3	1,549.8
Other current liabilities	1,427.3	1,445.8

Total current liabilities	7,298.1	7,341.9

Long-term debt	12,208.6	12,668.7
Deferred income taxes	2,036.9	2,003.8
Other liabilities	1,313.4	1,341.0

Total liabilities	22,857.0	23,355.4

Redeemable interest	547.6	776.2

Stockholders’ equity:

Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,433.0	1,202.5
Retained earnings	14,572.2	14,459.6
Common stock in treasury, at cost, shares of 157.9 and 161.5	(7,009.7)	(7,167.5)
Accumulated other comprehensive loss	(2,419.2)	(2,429.0)

Total stockholders’ equity	6,651.8	6,141.1

Noncontrolling interests	327.6	351.3

Total equity	6,979.4	6,492.4

Total liabilities and equity	$30,384.0	$30,624.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 28, 2017	754.6	$75.5	$1,120.9	(177.7)	$(7,762.9)	$13,138.9	$(2,244.5)	$357.6	$4,685.5	$910.9

Total comprehensive income						2,131.0	144.9	26.9	2,302.8	43.6

Cash dividends declared ($1.96 per share)						(1,139.7)			(1,139.7)

Shares purchased				(10.9)	(601.6)				(601.6)

Shares issued			(39.1)	22.7	1,009.0				969.9

Stock compensation plans			(57.9)	4.4	188.0				130.1

Unearned compensation related to restricted stock unit awards			(58.1)						(58.1)

Earned compensation			77.0						77.0

Decrease in redemption value of redeemable interest			159.7						159.7	(159.7)

Distributions to noncontrolling and redeemable interest holders								(33.2)	(33.2)	(18.6)

Reclassification of certain income tax effects						329.4	(329.4)		-

Balance as of May 27, 2018	754.6	75.5	1,202.5	(161.5)	(7,167.5)	14,459.6	(2,429.0)	351.3	6,492.4	776.2

Total comprehensive income (loss)						735.7	9.8	(1.4)	744.1	(15.4)

Cash dividends declared ($0.98 per share)						(589.2)			(589.2)

Shares purchased				-	(0.3)				(0.3)

Stock compensation plans			(15.5)	3.6	158.1				142.6

Unearned compensation related to restricted stock unit awards			(66.7)						(66.7)

Earned compensation			43.8						43.8

Increase in investment in redeemable interest										55.7

Decrease in redemption value of redeemable interest			268.9						268.9	(268.9)

Distributions to noncontrolling and redeemable interest holders								(22.3)	(22.3)	-

Adoption of revenue recognition accounting requirements						(33.9)			(33.9)

Balance as of Nov. 25, 2018	754.6	$75.5	$1,433.0	(157.9)	$(7,009.7)	$14,572.2	$(2,419.2)	$327.6	$6,979.4	$547.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Six-Month Period Ended

	Nov. 25, 2018	Nov. 26, 2017

Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$747.1	$852.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	310.1	290.8
After-tax earnings from joint ventures	(40.2)	(47.5)
Distributions of earnings from joint ventures	34.7	45.1
Stock-based compensation	44.5	48.2
Deferred income taxes	43.8	70.2
Pension and other postretirement benefit plan contributions	(14.6)	(12.6)
Pension and other postretirement benefit plan costs	3.1	2.4
Restructuring, impairment, and other exit costs	179.0	(7.4)
Changes in current assets and liabilities	100.0	362.3
Other, net	(11.0)	(37.1)

Net cash provided by operating activities	1,396.5	1,566.8

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(253.8)	(260.0)
Investments in affiliates, net	(1.5)	(7.4)
Proceeds from disposal of land, buildings, and equipment	11.3	0.6
Other, net	(51.4)	(3.9)

Net cash used by investing activities	(295.4)	(270.7)

Cash Flows - Financing Activities
Change in notes payable	(482.1)	53.1
Issuance of long-term debt	-	500.0
Payment of long-term debt	(0.4)	(500.1)
Proceeds from common stock issued on exercised options	87.3	50.6
Purchases of common stock for treasury	(0.3)	(600.5)
Dividends paid	(589.2)	(565.2)
Investment in redeemable interest	55.7	-
Distributions to noncontrolling and redeemable interest holders	(6.8)	(45.3)
Other, net	(11.5)	(23.6)

Net cash used by financing activities	(947.3)	(1,131.0)

Effect of exchange rate changes on cash and cash equivalents	(20.1)	30.9

Increase in cash and cash equivalents	133.7	196.0
Cash and cash equivalents - beginning of year	399.0	766.1

Cash and cash equivalents - end of period	$532.7	$962.1

Cash Flow from changes in current assets and liabilities:
Receivables	$(64.0)	$(53.9)
Inventories	(15.3)	(15.6)
Prepaid expenses and other current assets	45.3	42.3
Accounts payable	144.1	377.0
Other current liabilities	(10.1)	12.5

Changes in current assets and liabilities	$100.0	$362.3

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended November 25, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2019.

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

(2) Acquisition

During the fourth quarter of fiscal 2018, we acquired Blue Buffalo Pet Products, Inc. (“Blue Buffalo”) for an aggregate purchase price of $8.0 billion, including $103.0 million of consideration for net debt repaid at the time of the acquisition. In accordance with the definitive agreement and plan of merger, a subsidiary of General Mills merged into Blue Buffalo, with Blue Buffalo surviving the merger as a wholly owned subsidiary of General Mills. In accordance with the merger agreement, equity holders of Blue Buffalo received $40.00 per share in cash. We financed the transaction with a combination of $6.0 billion in debt, $1.0 billion in equity, and cash on hand. In the quarter and six-month periods ended November 25, 2018, we recorded acquisition integration costs of $6.8 million and $15.5 million respectively, in selling, general, and administrative (SG&A) expenses.

We consolidated Blue Buffalo into our Consolidated Balance Sheets and recorded goodwill of $5.3 billion, an indefinite-lived intangible asset for the Blue Buffalo brand of $2.7 billion, and a finite-lived customer relationship asset of $269.0 million. The goodwill was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is included in the Pet reporting unit and is not deductible for tax purposes. We have conducted a preliminary assessment of certain assets and liabilities related to the acquisition of Blue Buffalo, and we are continuing our review of these items during the measurement period. If new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of these items.

The results of Blue Buffalo are reported in our Pet operating segment on a one-month lag.

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring and impairment charges were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017
Asset impairments	$205.8	$-	$205.8	$-
Charges associated with restructuring actions previously announced	3.6	2.2	2.4	19.7
Total	$209.4	$2.2	$208.2	$19.7

In the second quarter of fiscal 2019, we recorded $192.6 million of charges related to the impairment of our Progresso, Food Should Taste Good and Mountain High brand intangible assets in restructuring, impairment, and other exit costs. Please see Note 4 for additional information.

During the second quarter of fiscal 2019, we recorded a $13.2 million charge in restructuring, impairment, and other exit costs related to the impairment of certain manufacturing assets within our North America Retail segment.

In the six-month period ended November 25, 2018, we did not undertake any new restructuring actions. We recorded $3.6 million of charges for previously announced restructuring actions in the second quarter of fiscal 2019 and $2.4 million in the six-month period ended November 25, 2018, compared to $2.2 million in the second quarter of fiscal 2018 and $19.7 million in the six-month period ended November 26, 2017. We paid $29.2 million in cash relating to these actions in the six-month period ended November 25, 2018, compared to $27.1 million in the six-month period ended November 26, 2017. These restructuring actions are expected to be completed by the end of fiscal 2020.

We paid $0.3 million in cash in the six-month period ended November 25, 2018, for project-related costs compared to $5.0 million in the same period of fiscal 2018.

Restructuring and impairment charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017
Restructuring, impairment, and other exit costs	$209.4	$1.6	$208.0	$6.8
Cost of sales	-	0.6	0.2	12.9
Total restructuring and impairment charges	209.4	2.2	208.2	19.7
Project-related costs classified in cost of sales	$-	$4.2	$1.2	$5.4

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 27, 2018	$66.0	$0.1	$0.7	$66.8
Fiscal 2019 charges, including foreign currency translation	(6.4)	0.9	1.9	(3.6)
Utilized in fiscal 2019	(20.9)	(1.0)	(2.3)	(24.2)
Reserve balance as of Nov. 25, 2018	$38.7	$-	$0.3	$39.0

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Nov. 25, 2018	May 27, 2018
Goodwill	$14,018.3	$14,065.0
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,604.2	6,818.7
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	793.0	811.7
Less accumulated amortization	(194.5)	(185.3)
Intangible assets subject to amortization, net	598.5	626.4
Other intangible assets	7,202.7	7,445.1
Total	$21,221.0	$21,510.1

Based on the carrying value of finite-lived intangible assets as of November 25, 2018, annual amortization expense for each of the next five fiscal years is estimated to be approximately $40 million.

During the fourth quarter of fiscal 2018, we acquired Blue Buffalo, which became our Pet operating segment and we recorded $5.3 billion of goodwill, $2.7 billion related to an indefinite-lived brand intangible asset, and $269.0 million related to a customer relationships intangible asset.

The changes in the carrying amount of goodwill during fiscal 2019 were as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 27, 2018	$6,410.6	$5,294.9	$918.8	$729.9	$285.0	$425.8	$14,065.0
Other activity, primarily foreign currency translation	(2.3)	-	-	(21.3)	(11.7)	(11.4)	(46.7)
Balance as of Nov. 25, 2018	$6,408.3	$5,294.9	$918.8	$708.6	$273.3	$414.4	$14,018.3

The changes in the carrying amount of other intangible assets during fiscal 2019 were as follows:

In Millions	Total
Balance as of May 27, 2018	$7,445.1
Impairment charges	(192.6)
Other activity, primarily foreign currency translation	(49.8)
Balance as of Nov. 25, 2018	$7,202.7

We performed our annual goodwill and indefinite-lived intangible assets impairment test as of the first day of the second quarter of fiscal 2019. As a result of lower sales projections in our long-range plans for the businesses supporting the Progresso, Food Should Taste Good, and Mountain High brand intangible assets, we recorded the following impairment charges:

In Millions	Impairment Charge	Fair Value as of Nov. 25, 2018 (a)
Progresso	$132.1	$330.0
Food Should Taste Good	45.1	-
Mountain High	15.4	-
Total	$192.6	$330.0
(a)	Level 3 assets in the fair value hierarchy

Significant assumptions used in that assessment included our long-range cash flow projections for the businesses, royalty rates, weighted average cost of capital rates, and tax rates.

All other intangible asset fair values were substantially in excess of the carrying values, except for the Latin America reporting unit and the Yoki brand intangible asset. The excess fair value as of the fiscal 2019 test date of the Latin America reporting unit and the Yoki brand intangible asset were as follows:

In Millions	Carrying Value of Intangible Asset	Excess Fair Value as of Fiscal 2019 Test Date
Latin America	$209.0	7%
Yoki	$49.1	10%

While having significant coverage as of our fiscal 2019 assessment date, the Pillsbury brand intangible asset and U.S. Yogurt reporting unit had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

(5) Inventories

The components of inventories were as follows:

In Millions	Nov. 25, 2018	May 27, 2018
Raw materials and packaging	$396.7	$400.0
Finished goods	1,349.2	1,364.2
Grain	112.5	91.2
Excess of FIFO over LIFO cost	(219.2)	(213.2)
Total	$1,639.2	$1,642.2

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

Unallocated corporate items for the quarters and six-month periods ended November 25, 2018 and November 26, 2017 included:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017
Net loss on mark-to-market valuation of certain commodity positions	$(17.5)	$(0.6)	$(37.0)	$(8.4)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	2.2	2.5	(1.5)	6.1
Net mark-to-market revaluation of certain grain inventories	3.5	2.6	(4.4)	8.6
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(11.8)	$4.5	$(42.9)	$6.3

As of November 25, 2018, the net notional value of commodity derivatives was $172.1 million, of which $73.6 million related to energy inputs and $98.5 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of November 25, 2018, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 25, 2018, $1,033.1 million of our total accounts payable were payable to suppliers who utilize these third party services.

(7) Debt

The components of notes payable were as follows:

In Millions	Nov. 25, 2018	May 27, 2018
U.S. commercial paper	$867.6	$1,213.5
Financial institutions	188.7	336.3
Total	$1,056.3	$1,549.8

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 25, 2018:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:

May 2022	$2.7	$-

June 2019	0.2	-

Total committed credit facilities	2.9	-

Uncommitted credit facilities	0.6	0.2
Total committed and uncommitted credit facilities	$3.5	$0.2

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of November 25, 2018.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $13,874.0 million and $14,199.2 million, respectively, as of November 25, 2018. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

In the third quarter of fiscal 2018, we paid $113.8 million to repurchase $100.0 million of our previously issued 6.39 percent medium term notes due 2023. We recorded the $13.8 million premium paid in the repurchase as interest expense.

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

Certain of our long-term debt agreements contain restrictive covenants. As of November 25, 2018, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of November 25, 2018, the redemption value of the euro-denominated redeemable interest was $547.6 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $107.8 million for the six-month period ended November 25, 2018, and $112.3 million for the six-month period ended November 26, 2017.

During the second quarter of fiscal 2019, Sodiaal made an additional investment of $55.7 million in Yoplait SAS.

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

Our noncontrolling interests contain restrictive covenants. As of November 25, 2018, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Nov. 25, 2018					Nov. 26, 2017
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest

In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$343.4	$5.1	$2.7			$430.5	$4.5	$8.8

Other comprehensive income (loss):
Foreign currency translation	$56.5	$-	56.5	(8.3)	(10.8)	$(43.3)	$-	(43.3)	0.6	0.7
Other fair value changes:
Securities	-	-	-	-	-	0.9	(0.4)	0.5	-	-
Hedge derivatives	2.0	0.7	2.7	-	(0.6)	3.5	(2.5)	1.0	-	(1.1)
Reclassification to earnings:
Hedge derivatives (a)	0.5	(0.3)	0.2	-	(0.1)	2.5	(1.0)	1.5	-	(0.7)

Amortization of losses and prior service costs (b)	26.8	(6.2)	20.6	-	-	43.8	(15.9)	27.9	-	-
Other comprehensive income (loss)	$85.8	$(5.8)	80.0	(8.3)	(11.5)	$7.4	$(19.8)	(12.4)	0.6	(1.1)
Total comprehensive income (loss)			$423.4	$(3.2)	$(8.8)			$418.1	$5.1	$7.7
(a)	Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. Please refer to Note 17.

	Six-Month Period Ended					Six-Month Period Ended
	Nov. 25, 2018					Nov. 26, 2017
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest

In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$735.7	$8.2	$3.2			$835.2	$6.0	$11.2

Other comprehensive income (loss):
Foreign currency translation	$(40.3)	$-	(40.3)	(9.6)	(18.9)	$(48.6)	$-	(48.6)	22.1	46.0
Other fair value changes:
Securities	-	-	-	-	-	1.3	(0.5)	0.8	-	-
Hedge derivatives	9.2	(0.3)	8.9	-	0.3	(12.2)	2.7	(9.5)	-	0.6
Reclassification to earnings:

Securities (a)	(2.6)	0.6	(2.0)	-	-	-	-	-	-	-
Hedge derivatives (b)	1.0	(0.3)	0.7	-	-	3.3	(1.6)	1.7	-	(1.1)

Amortization of losses and prior service costs (c)	53.7	(11.2)	42.5	-	-	87.6	(31.9)	55.7	-	-
Other comprehensive income (loss)	$21.0	$(11.2)	9.8	(9.6)	(18.6)	$31.4	$(31.3)	0.1	22.1	45.5
Total comprehensive income (loss)			$745.5	$(1.4)	$(15.4)			$835.3	$28.1	$56.7
(a)	Gain reclassified from AOCI into earnings is reported in interest, net for securities.
(b)	Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. Please refer to Note 17.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Nov. 25, 2018	May 27, 2018
Foreign currency translation adjustments	$(741.9)	$(701.6)
Unrealized gain (loss) from:
Securities	-	2.0
Hedge derivatives	(22.5)	(32.1)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,679.9)	(1,723.6)
Prior service credits	25.1	26.3
Accumulated other comprehensive loss	$(2,419.2)	$(2,429.0)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017
Compensation expense related to stock-based payments	$18.4	$19.3	$44.6	$48.9

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2019 and fiscal 2018.

We recognized windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings of $1.9 million for the second quarter of fiscal 2019 and $6.7 million for the six-month period ended November 25, 2018 compared to $2.5 million in the second quarter of fiscal 2018 and $20.2 million in the six-month period ended November 26, 2017.

As of November 25, 2018, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $133.7 million. This expense will be recognized over 26 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month Period Ended
In Millions	Nov. 25, 2018	Nov. 26, 2017
Net cash proceeds	$87.3	$50.6
Intrinsic value of options exercised	$39.0	$46.0

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

Six-Month Period Ended
	Nov. 25, 2018	Nov. 26, 2017
Estimated fair values of stock options granted	$5.35	$6.18
Assumptions:
Risk-free interest rate	2.9%	2.2%
Expected term	8.5 years	8.2 years
Expected volatility	16.3%	15.8%
Dividend yield	4.3%	3.6%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 27, 2018	28,963.8	$42.90
Granted	3,107.4	46.06
Exercised	(2,915.5)	31.46
Forfeited or expired	(349.6)	53.78
Outstanding as of Nov. 25, 2018	28,806.1	$44.27	4.61	$123.7
Exercisable as of Nov. 25, 2018	19,171.6	$38.78	2.72	$123.7

Information on restricted stock and performance share unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 27, 2018	3,731.8	$57.50	121.3	$58.26
Granted	1,677.8	45.83	33.7	46.12
Vested	(717.0)	50.13	(34.8)	54.38
Forfeited	(255.7)	62.98	(10.7)	57.69
Non-vested as of Nov. 25, 2018	4,436.9	$53.96	109.5	$55.46

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Six-Month Period Ended
In Millions	Nov. 25, 2018	Nov. 26, 2017
Total grant date fair value	$37.9	$77.0

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Six-Month Period Ended
In Millions, Except per Share Data	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017
Net earnings attributable to General Mills	$343.4	$430.5	$735.7	$835.2
Average number of common shares - basic EPS	599.4	571.3	598.7	574.0
Incremental share effect from: (a)
Stock options	3.3	7.0	3.4	7.6
Restricted stock, restricted stock units, and other	1.8	2.0	1.7	2.0
Average number of common shares - diluted EPS	604.5	580.3	603.8	583.6
Earnings per share - basic	$0.57	$0.75	$1.23	$1.46
Earnings per share - diluted	$0.57	$0.74	$1.22	$1.43
(a)

Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017
Anti-dilutive stock options, restricted stock units, and performance share units	14.4	9.2	14.0	7.5

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017
Shares of common stock	-	-	-	10.9
Aggregate purchase price	$0.1	$0.2	$0.3	$600.5

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Six-Month Period Ended

In Millions	Nov. 25, 2018	Nov. 26, 2017
Net cash interest payments	$252.0	$133.7
Net income tax payments	$235.2	$333.0

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

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017
Service cost	$23.7	$24.0	$2.7	$2.8	$1.9	$2.2
Interest cost	62.0	55.4	8.2	7.7	0.8	0.5
Expected return on plan assets	(111.5)	(119.3)	(10.1)	(13.1)	-	-
Amortization of losses	27.5	44.1	0.1	0.2	-	0.2
Amortization of prior service costs (credits)	0.4	0.5	(1.4)	(1.3)	0.2	0.1
Other adjustments	-	-	-	-	2.8	3.4
Net expense (income)	$2.1	$4.7	$(0.5)	$(3.7)	$5.7	$6.4

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017
Service cost	$47.4	$47.9	$5.1	$5.6	$3.8	$4.3
Interest cost	124.0	110.8	16.5	15.4	1.5	1.1
Expected return on plan assets	(223.0)	(238.4)	(20.2)	(26.1)	-	-
Amortization of losses	55.0	88.2	0.3	0.4	0.1	0.4
Amortization of prior service costs (credits)	0.8	1.0	(2.8)	(2.7)	0.3	0.3
Other adjustments	-	-	-	-	5.6	6.8
Net expense (income)	$4.2	$9.5	$(1.1)	$(7.4)	$11.3	$12.9

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

As of November 25, 2018, we have not completed our accounting for the tax effects of the TCJA. During fiscal 2018, we recorded a provisional net benefit of $523.5 million which included the estimated impact of revaluing our net U.S. deferred tax liabilities to reflect the new U.S. corporate tax rate, partially offset by a provisional charge for the estimated transition tax and a provisional deferred tax liability related to changes in our permanent reinvestment assertion. This provisional net benefit was determined using reasonable estimates for those tax effects based on analysis and information available to date. The provisional net benefit is subject to revisions as we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, Financial Accounting Standards Board, and other standard setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the TCJA will be completed during the measurement period of up to one year from the enactment date. During the second quarter of fiscal 2019, we continued our analysis of the impacts of the TCJA and there were no adjustments to the previously recorded provisional amounts.

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

Our operating segment results were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017
Net sales:
North America Retail	$2,677.1	$2,771.8	$5,064.9	$5,210.0
Convenience Stores & Foodservice	514.4	512.2	977.6	959.3
Europe & Australia	453.8	466.7	954.5	958.6
Asia & Latin America	430.7	448.0	829.7	840.0
Pet	335.2	-	678.5	-
Total	$4,411.2	$4,198.7	$8,505.2	$7,967.9
Operating profit:
North America Retail	$619.8	$622.9	$1,167.9	$1,156.1
Convenience Stores & Foodservice	109.6	106.5	206.7	191.3
Europe & Australia	22.5	26.9	57.0	57.5
Asia & Latin America	17.9	16.7	30.1	32.2
Pet	70.8	-	85.3	-
Total segment operating profit	840.6	773.0	1,547.0	1,437.1
Unallocated corporate items	84.2	62.4	190.5	116.0
Restructuring, impairment, and other exit costs	209.4	1.6	208.0	6.8
Operating profit	$547.0	$709.0	$1,148.5	$1,314.3

Net sales for our North America Retail operating units were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017
U.S. Meals & Baking	$1,174.6	$1,196.7	$2,012.1	$2,052.7
U.S. Cereal	543.9	570.1	1,128.3	1,148.7
U.S. Snacks	504.3	524.9	1,037.8	1,083.5
U.S. Yogurt and Other	228.1	237.6	447.2	461.0
Canada	226.2	242.5	439.5	464.1
Total	$2,677.1	$2,771.8	$5,064.9	$5,210.0

Net sales by class of similar products were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017
Snacks	$827.7	$833.7	$1,687.2	$1,695.4
Convenient meals	698.6	723.4	1,312.5	1,329.2
Cereal	655.5	684.4	1,332.2	1,360.4
Yogurt	560.3	595.2	1,097.4	1,147.7
Dough	532.6	526.5	866.7	863.0
Baking mixes and ingredients	486.6	501.4	853.9	881.0
Pet	335.2	-	678.5	-
Super-premium ice cream	202.9	201.0	450.3	431.1
Vegetables	71.9	82.7	137.9	159.3
Other	39.9	50.4	88.6	100.8
Total	$4,411.2	$4,198.7	$8,505.2	$7,967.9

(17) New Accounting Pronouncements

In the first quarter of fiscal 2019, we adopted new accounting requirements related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense, and net periodic postemployment benefit expense (collectively “net periodic benefit expense”). The new standard requires the service cost component of net periodic benefit expense to be recorded in the same line items as other employee compensation costs within our Consolidated Statements of Earnings. Other components of net periodic benefit expense must be presented separately outside of operating profit in our Consolidated Statements of Earnings. In addition, the new standard requires that only the service cost component of net periodic benefit expense is eligible for capitalization. The new standard requires retrospective adoption of the presentation of net periodic benefit expense and prospective application of the capitalization of the service cost component. For the quarters ended November 25, 2018, and November 26, 2017, the impact of the adoption of this standard on our results of operations was a decrease to our operating profit of $21.0 million and $20.8 million and a corresponding increase to benefit plan non-service income of $21.0 million and $20.8 million, respectively. For the six-month periods ended November 25, 2018, and November 26, 2017, the impact of the adoption of this standard on our results of operations was a decrease to our operating profit of $41.9 million and $41.3 million and a corresponding increase to benefit plan non-service income of $41.9 million and $41.3 million, respectively. There were no changes to our reported segment operating profit.

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

CONSOLIDATED RESULTS OF OPERATIONS

Second Quarter Results

In the second quarter of fiscal 2019, net sales increased 5 percent compared to the same period last year, primarily reflecting the addition of Blue Buffalo Pet Products, Inc., (“Blue Buffalo”). In the second quarter of fiscal 2019, organic net sales decreased 1 percent compared to the same period last year. Operating profit margin of 12.4 percent decreased 450 basis points, primarily driven by impairment charges recorded from certain intangible and manufacturing assets, partially offset by the addition of Blue Buffalo. Adjusted operating profit margin increased 40 basis points to 17.3 percent compared to the same period last year, primarily driven by the addition of Blue Buffalo. Diluted earnings per share of $0.57 decreased 23 percent compared to the second quarter of fiscal 2018 and adjusted diluted earnings per share of $0.85, which excludes certain items affecting comparability, on a constant-currency basis increased 2 percent compared to the second quarter last year. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

A summary of our consolidated financial results for the second quarter of fiscal 2019 follows:

Quarter Ended Nov. 25, 2018	In millions, except per share	Quarter Ended Nov. 25, 2018 vs. Nov. 26, 2017	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$4,411.2	5%
Operating profit	547.0	(23)%	12.4%
Net earnings attributable to General Mills	343.4	(20)%
Diluted earnings per share	$0.57	(23)%

Constant currency net sales growth rate (a)				7%
Organic net sales growth rate (a)		(1)%
Total segment operating profit (a)	840.6	9%		9%
Adjusted operating profit (a)	765.2	8%	17.3%	8%
Diluted earnings per share, excluding certain items affecting comparability (a)	$0.85	4%		2%

(a)    See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Quarter Ended

	Nov. 25, 2018	Nov. 25, 2018 vs Nov. 26, 2017	Nov. 26, 2017
Net sales (in millions)	$ 4,411.2	5%	$4,198.7
Contributions from volume growth (a)		3 pts
Net price realization and mix		4 pts
Foreign currency exchange		(2)pts

(a)    Measured in tons based on the stated weight of our product shipments.

The 5 percent increase in net sales in the second quarter of fiscal 2019 reflects the addition of Blue Buffalo, favorable net price realization and mix across all segments and higher contributions from volume growth in the Asia & Latin America segment, partially offset by lower contributions from volume growth in the North America Retail, Europe & Australia and Convenience Stores & Foodservice segments.

Organic net sales decreased 1 percent in the second quarter of fiscal 2019 driven by declining contributions from organic volume growth partially offset by favorable organic net price realization and mix.

Components of organic net sales growth are shown in the following table:

Quarter Ended Nov. 25, 2018 vs.
Quarter Ended Nov. 26, 2017
Contributions from organic volume growth (a)	(3) pts
Organic net price realization and mix	2 pts
Organic net sales growth	(1) pt
Foreign currency exchange	(2) pts
Acquisition and divestiture	8 pts
Net sales growth	5 pts

(a)    Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $149 million from the second quarter of fiscal 2018 to $2,902 million. The increase was driven by a $73 million increase due to higher volume and a $65 million increase attributable to product rate and mix. We recorded a $12 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2019 compared to a net decrease of $4 million in the second quarter of fiscal 2018. We recorded $1 million of restructuring charges in cost of sales and $4 million of restructuring initiative project-related costs in the second quarter of fiscal 2018 (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Selling, general, and administrative (SG&A) expenses increased $18 million to $753 million in the second quarter of fiscal 2019 compared to the same period in fiscal 2018. The increase in SG&A expenses primarily reflects the addition of Blue Buffalo, partially offset by a decrease in media and advertising expense and savings from cost management initiatives. SG&A expenses as a percent of net sales in the second quarter of fiscal 2019 decreased 40 basis points compared with the second quarter of fiscal 2018.

Restructuring, impairment, and other exit costs totaled $209 million in the second quarter of fiscal 2019 compared to $2 million in the same period last year. We recorded impairment charges of $193 million in the second quarter of fiscal 2019 related to the Progresso, Food Should Taste Good, and Mountain High brand intangible assets driven by lower future sales projections in our long-range plans for the businesses supporting these brand intangible assets. During the second quarter of fiscal 2019, we also recorded a $13 million charge related to the impairment of certain manufacturing assets within the North America Retail segment.

Benefit plan non-service income totaled $21 million in each of the second quarter of fiscal 2019 and the second quarter of fiscal 2018. Please refer to Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Interest, net for the second quarter of fiscal 2019 totaled $133 million, up $58 million from the second quarter of fiscal 2018, primarily driven by higher average debt balances due to financing for the Blue Buffalo acquisition, and higher rates.

The effective tax rate for the second quarter of fiscal 2019 was 24.5 percent compared to 35.9 percent for the second quarter of fiscal 2018. The 11.4 percentage point decrease was primarily due to the net benefit related to the Tax Cuts and Jobs Act (“TCJA”) and a $42 million prior-period adjustment recorded in the second quarter of fiscal 2018. Our effective tax rate excluding certain items affecting comparability was 23.8 percent in the second quarter of fiscal 2019 compared to 29.3 percent in the second quarter of fiscal 2018. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

The TCJA includes provisions affecting our fiscal 2019 effective tax rate, including but not limited to: a reduction in the U.S. corporate tax rate on domestic operations to 21 percent; a provision that taxes U.S. allocated expenses and certain income from foreign operations (Global Intangible Low Tax Income or “GILTI”); a limitation on deductible interest expense; the repeal of the domestic manufacturing deduction; and a limitation on the deductibility of certain executive compensation.

After-tax earnings from joint ventures for the second quarter of fiscal 2019 decreased 8 percent to $22 million compared to $24 million in the same period in fiscal 2018, primarily driven by lower joint venture sales and higher input costs for Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures decreased 4 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Nov. 25, 2018 vs.
Quarter Ended Nov. 26, 2017	CPW (a)	HDJ	Total
Contributions from volume growth (b)	1 pt	11 pts
Net price realization and mix	1 pt	(10)pts
Net sales growth in constant currency	2 pts	1 pt	2 pts
Foreign currency exchange	(5)pts	(1)pt	(4)pts
Net sales growth	(3)pts	Flat	(2)pts

(a)     Cereal Partners Worldwide (CPW)

(b)     Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 24 million in the second quarter of fiscal 2019 from the same period a year ago due to the impact of the share issuance to partially fund the acquisition of Blue Buffalo and option exercises.

Six-Month Results

In the six-month period ended November 25, 2018, net sales increased 7 percent compared to the same period last year, primarily reflecting the addition of Blue Buffalo. Organic net sales were flat in the six-month period ended November 25, 2018. Operating profit margin of 13.5 percent was down 300 basis points from year-ago levels primarily driven by impairment charges recorded for certain intangible and manufacturing assets and the purchase accounting inventory adjustment related to our acquisition of Blue Buffalo. Adjusted operating profit margin decreased 20 basis points to 16.5 percent, primarily driven by higher input costs and the purchase accounting inventory adjustment related to our acquisition of Blue Buffalo. Diluted earnings per share of $1.22 decreased 15 percent in the six-month period ended November 25, 2018, and adjusted diluted earnings per share of $1.56, which excludes certain items affecting comparability, on a constant-currency basis increased 1 percent compared to the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the six-month period ended November 25, 2018, follows:

Six-Month Period Ended Nov. 25, 2018	In millions, except per share	Six-Month Period Ended Nov. 25, 2018 vs. Nov. 26, 2017	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$8,505.2	7%
Operating profit	1,148.5	(13) %	13.5%
Net earnings attributable to General Mills	735.7	(12) %
Diluted earnings per share	$1.22	(15) %

Constant currency net sales growth rate (a)				8%
Organic net sales growth rate (a)		Flat
Total segment operating profit (a)	1,547.0	8%		8%
Adjusted operating profit (a)	1,406.5	6%	16.5%	5%
Diluted earnings per share, excluding certain items affecting comparability (a)	$1.56	2%		1%

(a)    See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Six-Month Period Ended

	Nov. 25, 2018	Nov. 25, 2018 vs Nov. 26, 2017	Nov. 26, 2017
Net sales (in millions)	$8,505.2	7%	$7,967.9
Contributions from volume growth (a)		4 pts
Net price realization and mix		4 pts
Foreign currency exchange		(1)pt

(a)    Measured in tons based on the stated weight of our product shipments.

The 7 percent increase in net sales for the six-month period ended November 25, 2018, reflects the addition of Blue Buffalo, favorable net price realization and mix across all segments and higher contributions from volume growth in the Asia & Latin America segment, partially offset by lower contributions from volume growth in the North America Retail, Europe & Australia and Convenience Stores & Foodservice segments.

Organic net sales were flat in the six-month period ended November 25, 2018, as favorable organic net price realization and mix was offset by declining contributions from organic volume growth.

Components of organic net sales growth are shown in the following table:

Six-Month Period Ended Nov. 25, 2018 vs.
Six-Month Period Ended Nov. 26, 2017
Contributions from organic volume growth (a)	(2)	pts
Organic net price realization and mix	2	pts
Organic net sales growth	Flat
Foreign currency exchange	(1)	pt
Acquisition and divestiture	8	pts
Net sales growth	7	pts

(a)    Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $444 million from the six-month period ended November 26, 2017, to $5,653 million. The increase was driven by a $220 million increase due to higher volume and a $139 million increase attributable to product rate and mix. We recorded a $53 million charge in the six-month period ended November 25, 2018, related to the fair value adjustment of inventory acquired in the Blue Buffalo acquisition. We recorded $13 million of restructuring charges in the six-month period ended November 26, 2017. We also recorded $1 million of restructuring initiative project-related costs in the six-month period ended November 25, 2018, compared to $5 million of restructuring initiative project-related costs in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report). We recorded a $43 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 25, 2018, compared to a net decrease of $6 million in the six-month period ended November 26, 2017.

SG&A expenses increased $58 million to $1,496 million in the six-month period ended November 25, 2018, compared to the same period in fiscal 2018. The increase in SG&A expenses primarily reflects the addition of Blue Buffalo, partially offset by a decrease in media and advertising expense and savings from cost management initiatives. SG&A expenses as a percent of net sales in the six-month period ended November 25, 2018, decreased 50 basis points compared with the same period of fiscal 2018.

Restructuring, impairment, and other exit costs totaled $208 million in the six-month period ended November 25, 2018, compared to $7 million in the same period last year. We recorded impairment charges of $193 million in the second quarter of fiscal 2019 related to the Progresso, Food Should Taste Good, and Mountain High brand intangible assets driven by lower future sales projections in our long-range plans for the businesses supporting these brand intangible assets. During the second quarter of fiscal 2019, we also recorded a $13 million charge related to the impairment of certain manufacturing assets within the North America Retail segment.

Benefit plan non-service income totaled $42 million in the six-month period ended November 25, 2018, compared to $41 million in the same period last year. Please refer to Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Interest, net for the six-month period ended November 25, 2018, increased $119 million to $266 million compared to the same period of fiscal 2018, primarily driven by higher average debt balances due to financing for the Blue Buffalo acquisition and higher rates.

The effective tax rate for the six-month period ended November 25, 2018, was 23.5 percent compared to 33.4 percent for the same period last year. The 9.9 percentage point decrease was primarily due to the net benefit related to the TCJA and a $42 million prior period adjustment recorded in the second quarter of fiscal 2018. Our effective tax rate excluding certain items affecting comparability was 23.3 percent in the six-month period ended November 25, 2018, compared to 29.9 percent in the same period of fiscal 2018. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

The TCJA includes provisions affecting our fiscal 2019 effective tax rate, including but not limited to: a reduction in the U.S. corporate tax rate on domestic operations to 21 percent; a provision that taxes U.S. allocated expenses and certain income from foreign operations (GILTI); a limitation on deductible interest expense; the repeal of the domestic manufacturing deduction; and a limitation on the deductibility of certain executive compensation.

After-tax earnings from joint ventures decreased 17 percent to $40 million for the six-month period ended November 25, 2018, compared to $48 million in the same period in fiscal 2018, primarily driven by our $5 million after-tax share of a restructuring charge at CPW and lower joint venture sales and higher input costs for HDJ. On a constant-currency basis, after-tax earnings from joint ventures decreased 14 percent, including the CPW restructuring charge (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Six-month Period Ended November 25, 2018 vs.
Six-month Period Ended November 26, 2017	CPW		HDJ		Total
Contributions from volume growth (a)	(1)	pt	Flat
Net price realization and mix	1	pt	(6)	pts
Net sales growth in constant currency	Flat		(6)	pts	(1)	pts
Foreign currency exchange	(4)	pts	Flat		(3)	pts
Net sales growth	(4)	pts	(6)	pts	(4)	pts

(a)     Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 20 million in the six-month period ended November 25, 2018, compared to the same period a year ago due to the impact of the share issuance to partially fund the acquisition of Blue Buffalo and option exercises.

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

North America Retail Segment Results

North America Retail net sales were as follows:

	Quarter Ended			Six-Month Period Ended

	Nov. 25, 2018	Nov. 25, 2018 vs Nov. 26, 2017	Nov. 26, 2017	Nov. 25, 2018	Nov. 25, 2018 vs Nov. 26, 2017	Nov. 26, 2017
Net sales (in millions)	$2,677.1	(3)%	$2,771.8	$5,064.9	(3)%	$5,210.0
Contributions from volume growth (a)		(4)pts			(4)pts
Net price realization and mix		1 pt			2 pts
Foreign currency exchange		Flat			(1)pt

(a)    Measured in tons based on the stated weight of our product shipments.

North America Retail net sales decreased 3 percent in each of the second quarter of fiscal 2019 and the six-month period ended November 25, 2018, compared to the same periods in fiscal 2018, reflecting declines in all operating units.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 25, 2018	Nov. 25, 2018
Contributions from organic volume growth (a)	(4)pts	(4)pts
Organic net price realization and mix	1 pt	2 pts
Organic net sales growth	(3)pts	(2)pts
Foreign currency exchange	Flat	(1)pt
Divestiture (b)	Flat	Flat
Net sales growth	(3)pts	(3)pts

(a)    Measured in tons based on the stated weight of our product shipments.

(b)    Related to the divestiture of North American Green Giant product lines.

North America Retail organic net sales decreased 3 percent in the second quarter of fiscal 2019 compared to the same period in fiscal 2018, driven by a decrease in contributions from organic volume growth partially offset by favorable organic net price realization and mix.

North America Retail organic net sales decreased 2 percent in the six-month period ended November, 25, 2018, compared to the same period in fiscal 2018, driven by a decrease in contributions from organic volume growth partially offset by favorable organic net price realization and mix.

North America Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Six-Month Period Ended

	Nov. 25, 2018	Nov. 25, 2018
U.S. Cereal	(5)%	(2)%
U.S. Meals & Baking	(2)	(2)
U.S. Snacks	(4)	(4)
Canada (a)	(7)	(5)
U.S. Yogurt	(4)	(3)
Total	(3)%	(3)%
(a)

On a constant currency basis, Canada net sales decreased 3 percent for the second quarter of fiscal 2019 and 2 percent for the six-month period ended November 25, 2018. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Segment operating profit was flat to last year at $620 million in the second quarter of fiscal 2019 compared to $623 million in fiscal 2018, driven by lower SG&A expenses and benefits from cost savings initiatives, offset by lower net sales and higher input costs. Segment operating profit was flat to last year on a constant-currency basis in the second quarter of fiscal 2019 compared to the same period in fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 1 percent to $1,168 million in the six-month period ended November 25, 2018, compared to $1,156 million the same period last year, primarily driven by lower SG&A expenses and benefits from cost savings initiatives, partially offset by lower net sales and higher input costs. Segment operating profit increased 1 percent on a constant-currency basis in the six-month period ended November 25, 2018, compared to the same period in fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

	Quarter Ended			Six-Month Period Ended

	Nov. 25, 2018	Nov. 25, 2018 vs Nov. 26, 2017	Nov. 26, 2017	Nov. 25, 2018	Nov. 25, 2018 vs Nov. 26, 2017	Nov. 26, 2017
Net sales (in millions)	$514.4	Flat	$512.2	$977.6	2%	$959.3
Contributions from volume growth (a)		(3)pts			(2)pts
Net price realization and mix		3 pts			4 pts

(a)    Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales were flat in the second quarter of fiscal 2019 compared to the same period in fiscal 2018, reflecting higher net sales across Focus 6 platforms driven by favorable net price realization and mix offset by a decrease in contributions from volume growth.

Convenience Stores & Foodservice net sales increased 2 percent in the six-month period ended November 25, 2018, compared to the same period in fiscal 2018, reflecting higher net sales across the portfolio driven by favorable net price realization and mix partially offset by a decrease in contributions from volume growth.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 25, 2018	Nov. 25, 2018
Contributions from organic volume growth (a)	(3)pts	(2)pts
Organic net price realization and mix	3 pts	4 pts
Organic net sales growth	Flat	2 pts
Net sales growth	Flat	2 pts

(a)    Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 3 percent to $110 million in the second quarter of fiscal 2019 compared to $106 million in the same period last year, primarily driven by positive net price realization and mix and benefits from cost savings initiatives, partially offset by input cost inflation.

Segment operating profit increased 8 percent to $207 million in the six-month period ended November 25, 2018, compared to $191 million in the same period last year, primarily driven by positive net price realization and mix and benefits from cost savings initiatives, partially offset by input cost inflation.

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

	Quarter Ended			Six-Month Period Ended
	Nov. 25, 2018	Nov. 25, 2018 vs. Nov. 26, 2017	Nov. 26, 2017	Nov. 25, 2018	Nov. 25, 2018 vs. Nov. 26, 2017	Nov. 26, 2017
Net sales (in millions)	$453.8	(3)%	$466.7	$954.5	Flat	$958.6
Contributions from volume growth (a)		(3)pts			(2)pts
Net price realization and mix		3 pts			3 pts
Foreign currency exchange		(3)pts			(1)pt

(a)    Measured in tons based on the stated weight of our product shipments.

Europe & Australia net sales decreased 3 percent in the second quarter of fiscal 2019 compared to the same period in fiscal 2018, driven primarily by unfavorable foreign currency exchange and a decrease in contributions from volume growth partially offset by favorable net price realization and mix.

Europe & Australia net sales were flat in the six-month period ended November 25, 2018, compared to the same period in fiscal 2018, as favorable net price realization and mix were offset by a decrease in contributions from volume growth and unfavorable foreign currency exchange.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 25, 2018	Nov. 25, 2018
Contributions from organic volume growth (a)	(3)pts	(2)	pts
Organic net price realization and mix	3 pts	3	pts
Organic net sales growth	Flat	1	pt
Foreign currency exchange	(3)pts	(1)	pt
Net sales growth	(3)pts	Flat

(a)    Measured in tons based on the stated weight of our product shipments.

Europe & Australia organic net sales were flat in the second quarter of fiscal 2019 compared to the same period in fiscal 2018, as favorable organic net price realization and mix were offset by a decrease in contributions from organic volume growth.

Europe & Australia organic net sales increased 1 percent in the six-month period ended November 25, 2018, compared to the same period in fiscal 2018, driven primarily by favorable organic net price realization and mix partially offset by a decrease in contributions from organic volume growth.

Segment operating profit decreased 16 percent to $22 million in the second quarter of fiscal 2019 compared to $27 million in the second quarter of fiscal 2018 primarily driven by lower net sales and higher input costs, including currency driven inflation on imported products in certain markets, partially offset by lower SG&A expenses. Segment operating profit decreased 12 percent on a constant-currency basis in the second quarter of fiscal 2019 compared to the same period in fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 1 percent to $57 million in the six-month period ended November 25, 2018, compared to $58 million in the same period of fiscal 2018 primarily driven by higher input costs, including currency-driven inflation on imported products in certain markets, partially offset by lower SG&A expenses. Segment operating profit increased 1 percent on a constant-currency basis in the six-month period ended November 25, 2018, compared to the same period in fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

	Quarter Ended			Six-Month Period Ended
	Nov. 25, 2018	Nov. 25, 2018 vs. Nov. 26, 2017	Nov. 26, 2017	Nov. 25, 2018	Nov. 25, 2018 vs. Nov. 26, 2017	Nov. 26, 2017
Net sales (in millions)	$430.7	(4)%	$448.0	$829.7	(1)%	$840.0
Contributions from volume growth (a)		2 pts			3 pts
Net price realization and mix		3 pts			4 pts
Foreign currency exchange		(9)pts			(8)pts

(a)      Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales decreased 4 percent in the second quarter of fiscal 2019 compared to the same period last year, driven primarily by unfavorable foreign currency exchange partially offset by favorable net price realization and mix and contributions from volume growth.

Asia & Latin America net sales decreased 1 percent in the six-month period ended November 25, 2018, compared to the same period last year, driven primarily by unfavorable foreign currency exchange partially offset by favorable net price realization and mix and contributions from volume growth.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 25, 2018	Nov. 25, 2018
Contributions from organic volume growth (a)	2 pts	3 pts
Organic net price realization and mix	3 pts	4 pts

Organic net sales growth	5 pts	7 pts
Foreign currency exchange	(9)pts	(8)pts
Net sales growth	(4)pts	(1)pt

(a)    Measured in tons based on the stated weight of our product shipments.

Asia & Latin America organic net sales increased 5 percent in the second quarter of fiscal 2019 compared to the same period in fiscal 2018, primarily driven by an increase in organic net price realization and mix and contributions from organic volume growth.

Asia & Latin America organic net sales increased 7 percent in the six-month period ended November 25, 2018, compared to the same period last year, primarily driven by an increase in organic net price realization and mix and contributions from organic volume growth.

Segment operating profit increased 7 percent to $18 million in the second quarter of fiscal 2019 compared to $17 million in the second quarter of fiscal 2018 primarily driven by favorable foreign currency exchange. Segment operating profit decreased 6 percent on a constant-currency basis in the second quarter of fiscal 2019 compared to the same period in fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 6 percent to $30 million in the six-month period ended November 25, 2018, compared to $32 million in the same period last year primarily driven by higher media and advertising expense. Segment operating profit decreased 21 percent on a constant-currency basis in the six-month period ended November 25, 2018, compared to the same period in fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Pet Segment Results

Pet net sales were as follows:

	Quarter Ended		Six-Month Period Ended

	Nov. 25, 2018	Nov. 26, 2017	Nov. 25, 2018	Nov. 26, 2017

Net sales (in millions)	$335.2	$-	$678.5	$-

Pet net sales and operating profit in the second quarter of fiscal 2019 totaled $335 million and $71 million respectively. Pet operating profit includes $3 million of amortization of the customer list intangible asset.

Pet net sales and operating profit in the six-month period ended November 25, 2018 were $678 million and $85 million respectively. The six-month period ended November 25, 2018 includes results for 7 days of the month of acquisition. Segment operating profit in the six-month period ended November 25, 2018 includes a $53 million purchase accounting adjustment related to inventory acquired and $7 million of amortization of the customer list intangible asset.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $84 million in the second quarter of fiscal 2019 compared to $62 million in the same period in fiscal 2018. We did not record restructuring charges or restructuring initiative project-related costs in cost of sales in the second quarter of fiscal 2019, compared to $1 million of restructuring charges and $4 million of restructuring initiative project-related costs in cost of sales in the same period last year. We recorded a $12 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2019 compared to a $4 million net decrease in expense in the same period last year. We recorded $13 million of gains related to certain investment valuation adjustments. We also recorded $7 million of integration costs in the second quarter of fiscal 2019 related to the acquisition of Blue Buffalo. In addition, we recorded a $3 million loss related to the impact of hyperinflationary accounting for our Argentina subsidiary.

Unallocated corporate expense totaled $190 million in the six-month period ended November 25, 2018, compared to $116 million in the same period last year. In the six-month period ended November 25, 2018, we recorded an immaterial amount of restructuring charges and $1 million of restructuring initiative project-related costs in cost of sales compared to $13 million of restructuring charges and $5 million of restructuring initiative project-related costs in cost of sales in the same period last year. We recorded a $43 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 25, 2018, compared to a $6 million net decrease in expense in the same period a year ago. We recorded $13 million of gains related to certain investment valuation adjustments. We also recorded $16 million of integration costs in the six-month period ended November 25, 2018, related to the acquisition of Blue Buffalo. In addition, we recorded a $3 million loss related to the impact of hyperinflationary accounting for our Argentina subsidiary.

LIQUIDITY

During the six-month period ended November 25, 2018, cash provided by operations was $1,396 million compared to $1,567 million in the same period last year. The $171 million decrease was primarily driven by a $262 million change in current assets and liabilities and a $105 million decrease in net earnings, including earnings attributable to redeemable and noncontrolling interests, partially offset by a $186 million change in non-cash restructuring, impairment, and other exit costs primarily driven by impairment charges recorded from certain intangible and manufacturing assets. The $262 million change in current assets and liabilities was primarily driven by a $233 million change in the timing of accounts payable.

Cash used by investing activities during the six-month period ended November 25, 2018, was $295 million, compared to $271 million for the same period in fiscal 2018. Investments of $254 million in land, buildings and equipment in the six-month period ended November 25, 2018, decreased $6 million compared to the same period a year ago. In addition, we made $51 million of other investments, primarily by our venture capital fund during the six-month period ended November 25, 2018.

Cash used by financing activities during the six-month period ended November 25, 2018, was $947 million compared to $1,131 million in the same period in fiscal 2018. We had $482 million of net debt repayments in the six-month period ended November 25, 2018, compared to $53 million of net debt issuances in the same period a year ago. Sodiaal International (Sodiaal) made an additional investment of $56 million in our Yoplait SAS subsidiary during the six-month period ended November 25, 2018. We paid $589 million of dividends in the first six months of fiscal 2019 compared to $565 million in the same period last year. In addition, we paid $600 million in cash to repurchase common stock during the six-month period ended November 26, 2017.

As of November 25, 2018, we had $499 million of cash and cash equivalents held in foreign jurisdictions. As a result of the TCJA, the historic undistributed earnings of our foreign subsidiaries were taxed in the U.S. via the one-time repatriation tax in fiscal 2018. We are re-evaluating our indefinite reinvestment assertion in connection with the TCJA. We recorded a provisional estimate in fiscal 2018 for local country withholding taxes related to certain entities from which we began repatriating undistributed earnings. We plan to finalize our assessment in the third quarter of fiscal 2019.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Nov. 25, 2018	May 27, 2018
Notes payable	$1,056.3	$1,549.8
Current portion of long-term debt	1,990.6	1,600.1
Long-term debt	12,208.6	12,668.7
Total debt	15,255.5	15,818.6
Redeemable interest	547.6	776.2
Noncontrolling interests	327.6	351.3
Stockholders’ equity	6,651.8	6,141.1
Total capital	$22,782.5	$23,087.2

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 25, 2018:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
June 2019	0.2	-

Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.6	0.2
Total committed and uncommitted credit facilities	$3.5	$0.2

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

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of November 25, 2018, we recorded Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and the redemption value of its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of November 25, 2018, the redemption value of the redeemable interest was $548 million, which approximates its fair value.

During the second quarter of fiscal 2019, Sodiaal made an additional investment of $56 million in Yoplait SAS.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of November 25, 2018, we were in compliance with all of these covenants.

We have $1,991 million of long-term debt maturing in the next 12 months that is classified as current, including $1,150 million of 5.65 percent notes due February 2019, $500 million of 2.2 percent notes due October 2019, and €300.0 million euro-denominated floating-rate notes due March 2019. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the second quarter of fiscal 2019.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018. The accounting policies used in preparing our interim fiscal 2019 Consolidated Financial Statements are the same as those described in our Form 10-K with the exception of the new accounting requirements adopted in the first quarter of fiscal 2019 related to the presentation of net periodic benefit expense, net periodic postretirement benefit expense, and net periodic postemployment benefit expense and to revenue recognition. Please see Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of November 25, 2018, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018, with the exception of the new accounting requirements adopted in the first quarter of fiscal 2019 for presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense and net periodic postemployment benefit expense, and revenue recognition. See Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

On December 22, 2017, the TCJA was signed into law. The TCJA results in significant revisions to the U.S. corporate income tax system, including a reduction in the U.S. corporate income tax rate, implementation of a territorial system, and a one-time deemed repatriation tax on untaxed foreign earnings. The TCJA also resulted in a U.S. federal statutory rate of 21 percent in fiscal 2019. Generally, the impacts of the new legislation would be required to be recorded in the period of enactment, which for us was the third quarter of fiscal 2018. However, Accounting Standards Update 2018-05: Income Taxes (Topic 740) (ASU 2018-05) was issued with guidance allowing for the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA which for us will be the third quarter of fiscal 2019. See Note 15 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

We performed our annual goodwill and indefinite-lived intangible assets impairment test as of the first day of the second quarter of fiscal 2019. As a result of lower sales projections in our long-range plans for the businesses supporting the Progresso, Food Should Taste Good, and Mountain High brand intangible assets, we recorded the following impairment charges:

In Millions	Impairment Charge	Fair Value as of Nov. 25, 2018
Progresso	$132.1	$330.0
Food Should Taste Good	45.1	-
Mountain High	15.4	-
Total	$192.6	$330.0

Significant assumptions used in that assessment included our long-range cash flow projections for the businesses, royalty rates, weighted average cost of capital rates, and tax rates.

All other intangible asset fair values were substantially in excess of the carrying values, except for the Latin America reporting unit and the Yoki brand intangible asset. The excess fair values as of the fiscal 2019 test date of the Latin America reporting unit and the Yoki brand intangible asset were as follows:

In Millions	Carrying Value of Intangible Asset	Excess Fair Value as of Fiscal 2019 Test Date
Latin America	$209.0	7%
Yoki	$49.1	10%

While having significant coverage as of our fiscal 2019 assessment date, the Pillsbury brand intangible asset and U.S. Yogurt reporting unit had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

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

In February 2016, the FASB issued new accounting requirements for accounting, presentation and classification of leases. This will result in most leases being capitalized as a right of use asset with a related liability on our Consolidated Balance Sheets. The requirements of the new standard and subsequent amendments are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal 2020. The requirements of the new standard and subsequent amendments allow for either the modified retrospective transition approach, which requires application of the guidance in all comparative periods presented, or the cumulative effect adjustment approach, which requires application of the guidance at the adoption date. We are currently analyzing the impact of this standard on our results of operations and financial position and assessing our transition approach. We are in the process of implementing lease accounting software, developing a centralized business process, and reviewing our lease portfolio. Based on our assessment to date, we expect this guidance will have a material impact on our Consolidated Balance Sheets due to the amount of our lease commitments but we are unable to reasonably estimate the expected financial impact at this time.

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

Net Sales Growth Rates on Constant-Currency Basis

We believe that this measure of net sales provides useful information to investors because it provides transparency to the underlying performance by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Net sales growth rates on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Nov. 25, 2018	5%	(2) pts	7%
Six-Month Period Ended Nov. 25, 2018	7%	(1) pt	8%

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

Constant-currency total segment operating profit growth is calculated as follows:

	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Total Segment Operating Profit on a Constant-Currency Basis
Quarter Ended Nov. 25, 2018	9%	Flat	9%
Six-Month Period Ended Nov. 25, 2018	8%	Flat	8%

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

	Quarter Ended
	Nov. 25, 2018		Nov. 26, 2017

In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$547.0	12.4%	$709.0	16.9%
Mark-to-market effects (a)	11.8	0.3%	(4.5)	(0.1)%
Restructuring charges (b)	3.6	-%	2.2	-%
Project-related costs (b)	-	-%	4.2	0.1%
Acquisition integration costs (c)	6.8	0.2%	-	-%
Asset impairments (b)	205.8	4.7%	-	-%
Hyperinflationary accounting (d)	3.2	-%	-	-%
Investment valuation adjustments (e)	(13.0)	(0.3)%	-	-%
Adjusted operating profit	$765.2	17.3%	$710.9	16.9%

	Six-Month Period Ended
	Nov. 25, 2018		Nov. 26, 2017

In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$1,148.5	13.5%	$1,314.3	16.5%
Mark-to-market effects (a)	42.9	0.5%	(6.3)	(0.1)%
Restructuring charges (b)	2.4	-%	19.7	0.2%
Project-related costs (b)	1.2	-%	5.4	0.1%
Acquisition integration costs (c)	15.5	0.2%	-	-%
Asset impairments (b)	205.8	2.4%	-	-%
Hyperinflationary accounting (d)	3.2	-%	-	-%
Investment valuation adjustments (e)	(13.0)	(0.1)%	-	-%
Adjusted operating profit	$1,406.5	16.5%	$1,333.1	16.7%
(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(d)	Represents the impact of hyperinflationary accounting for our Argentina subsidiary.
(e)	Represents valuation gains on certain corporate investments.

Adjusted Operating Profit Growth Excluding Certain Items Affecting Comparability on a Constant-Currency Basis

We believe that this measure provides useful information to investors because it is the operating profit measure we use to evaluate operating profit performance on a comparable year-over-year basis. The adjustments are either items resulting from infrequently occurring events or items that, in management’s judgement, significantly affect the year-over-year assessment of operating results. Additionally, the adjustments are evaluated on a constant-currency basis by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given the volatility in foreign currency exchange rates.

Our adjusted operating profit growth excluding certain items affecting comparability on a constant-currency basis is calculated as follows:

	Quarter Ended	Six-Months Ended
	Nov. 25, 2018 vs.	Nov. 25, 2018 vs.
	Nov. 26, 2017	Nov. 26, 2017
Operating profit growth as reported	(23)pts	(13)pts
Mark-to-market effects (a)	2 pts	4 pts
Restructuring charges (b)	1 pt	Flat
Project-related costs (b)	Flat	Flat
Acquisition integration costs (c)	1 pt	1 pt
Asset impairments (b)	29 pts	15 pts
Hyperinflationary accounting (d)	Flat	Flat
Investment valuation adjustments (e)	(2)pts	(1)pt
Adjusted operating profit growth excluding items affecting comparability	8 pts	6 pts
Foreign currency exchange impact	Flat	1 pt
Adjusted operating profit growth, excluding items affecting comparability, on a constant-currency basis	8 pts	5 pts
(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(d)	Represents the impact of hyperinflationary accounting for our Argentina subsidiary.
(e)	Represents valuation gains on certain corporate investments.

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Quarter Ended			Six-Month Period Ended

Per Share Data	Nov. 25, 2018	Nov. 26, 2017	Change	Nov. 25, 2018	Nov. 26, 2017	Change

Diluted earnings per share, as reported	$0.57	$0.74	(23) %	$1.22	$1.43	(15) %

Tax adjustment (a)	-	0.07		-	0.07

Mark-to-market effects (b)	0.02	-		0.06	-

Acquisition integration costs (c)	0.01	-		0.02	-

CPW restructuring charges (d)	-	-		0.01	-

Restructuring charges (e)	-	-		-	0.02

Project-related costs (e)	-	0.01		-	0.01

Asset impairments (e)	0.26	-		0.26	-

Investment valuation adjustments (f)	(0.01)	-		(0.01)	-

Diluted earnings per share, excluding certain items affecting comparability	$0.85	$0.82	4%	$1.56	$1.53	2%

Foreign currency exchange impact			2 pts			1 pt

Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			2%			1%
(a)	Represents a prior period adjustment recorded in the second quarter of fiscal 2018.
(b)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(d)	The CPW restructuring charges are related to initiatives designed to improve profitability and growth that were approved in fiscal 2018.
(e)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(f)	Represents valuation gains on certain corporate investments.

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

After-tax earnings from joint ventures growth rates on a constant-currency basis is calculated as follows:

	Percentage Change in After- Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange	Percentage Change in After- Tax Earnings from Joint Ventures on Constant- Currency Basis
Quarter Ended Nov. 25, 2018	(5)%	(1) pt	(4)%
Six-Month Period Ended Nov. 25, 2018	(15)%	(1) pt	(14)%

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

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Nov. 25, 2018	(7)%	(4) pts	(3)%
Six-Month Period Ended Nov. 25, 2018	(5)%	(3) pts	(2)%

Constant-Currency Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Nov. 25, 2018

	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	Flat	Flat	Flat
Europe & Australia	(16)%	(4)pts	(12)%
Asia & Latin America	7%	13 pts	(6)%

	Six-Month Period Ended Nov. 25, 2018

	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	1%	Flat	1%
Europe & Australia	(1)%	(2) pts	1%
Asia & Latin America	(6)%	15 pts	(21)%

Effective Income Tax Rate Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing the effective tax rate excluding certain items affecting comparability and presents the income tax effects of certain items affecting comparability.

Effective income tax rates excluding certain items affecting comparability are calculated as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 25, 2018		Nov. 26, 2017		Nov. 25, 2018		Nov. 26, 2017

In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$435.3	$106.6	$654.9	$234.9	$924.2	$217.3	$1,208.3	$403.4
Mark-to-market effects (b)	11.8	2.7	(4.5)	(1.6)	42.9	9.9	(6.3)	(2.3)
Restructuring charges (c)	3.6	0.5	2.2	-	2.4	0.2	19.7	5.9
Project-related costs (c)	-	-	4.2	1.5	1.2	0.3	5.4	1.8
Acquisition integration costs (d)	6.8	1.6	-	-	15.5	3.6	-	-
Tax adjustment (e)	-	-	-	(42.2)	-	-	-	(42.2)
Asset impairments (c)	205.8	47.4	-	-	205.8	47.4	-	-
Hyperinflationary accounting (f)	3.2	-	-	-	3.2	-	-	-
Investment valuation adjustments (g)	(13.0)	(3.0)	-	-	(13.0)	(3.0)	-	-
As adjusted	$653.5	$155.8	$656.8	$192.6	$1,182.2	$275.7	$1,227.1	$366.6
Effective tax rate:
As reported		24.5%		35.9%		23.5%		33.4%
As adjusted		23.8%		29.3%		23.3%		29.9%
Sum of adjustment to income taxes		$49.2		$(42.3)		$58.4		$(36.8)

Average number of common shares - diluted EPS		604.5		580.3		603.8		583.6

Impact of income tax adjustments on diluted EPS excluding certain items affecting comparability		$0.08		$(0.07)		$0.10		$(0.06)
(a)	Earnings before income taxes and after-tax earnings from joint ventures.
(b)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(d)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(e)	Represents a prior period adjustment recorded in the second quarter of fiscal 2018.
(f)	Represents the impact of hyperinflationary accounting for our Argentina subsidiary.
(g)	Represents valuation gains on certain corporate investments.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of November 25, 2018 was $29 million, $20 million, $2 million, and $2 million, respectively. During the six-month period ended November 25, 2018, the interest rate and foreign exchange value-at-risk decreased by $4 million and $1 million, respectively, while commodity and equity value-at-risk were flat compared to these measures as of May 27, 2018. The value-at-risk for interest rate and foreign exchange positions decreased due to lower market volatility. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 27, 2018.

Item 4.      Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 25, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 25, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended November 25, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
August 27, 2018 -
September 30, 2018	288	$46.01	288	39,511,237
October 1, 2018 -
October 28, 2018	2,173	42.67	2,173	39,509,064
October 29, 2018 -
November 25, 2018	-	-	-	39,509,064
Total	2,461	$43.06	2,461	39,509,064

(a)	The total number of shares purchased represents shares withheld for the payment of withholding taxes upon the distribution of deferred option units.
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

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 25, 2018, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

                                                                                                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date December 19, 2018	/s/ Kofi A. Bruce
Kofi A. Bruce
Vice President, Controller
(Principal Accounting Officer and Duly Authorized Officer)