Form 10-Q
period 2019-02-24
GENERAL MILLS INC
filed 2019-03-20
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 24, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☑

Number of shares of Common Stock outstanding as of March 11, 2019: 598,790,681 (excluding 155,822,647 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Nine-Month Period Ended

	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Net sales	$4,198.3	$3,882.3	$12,703.5	$11,850.2

Cost of sales	2,755.3	2,625.8	8,408.0	7,834.2

Selling, general, and administrative expenses	696.6	679.5	2,192.6	2,117.9

Divestiture loss	35.4	-	35.4	-

Restructuring, impairment, and other exit costs	59.7	7.5	267.7	14.3

Operating profit	651.3	569.5	1,799.8	1,883.8

Benefit plan non-service income	(21.4)	(23.2)	(63.3)	(64.5)

Interest, net	130.8	89.3	397.0	236.6

Earnings before income taxes and after-tax earnings from joint ventures	541.9	503.4	1,466.1	1,711.7

Income taxes	95.8	(432.5)	313.1	(29.1)

After-tax earnings from joint ventures	11.8	16.6	52.0	64.1

Net earnings, including earnings attributable to redeemable and noncontrolling interests	457.9	952.5	1,205.0	1,804.9

Net earnings attributable to redeemable and noncontrolling interests	11.1	11.1	22.5	28.3

Net earnings attributable to General Mills	$446.8	$941.4	$1,182.5	$1,776.6

Earnings per share - basic	$0.74	$1.64	$1.97	$3.10

Earnings per share - diluted	$0.74	$1.62	$1.96	$3.05

Dividends per share	$0.49	$0.49	$1.47	$1.47

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Quarter Ended		Nine-Month Period Ended
	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$457.9	$952.5	$1,205.0	$1,804.9

Other comprehensive income (loss), net of tax:

Foreign currency translation	48.7	23.5	(20.1)	43.0

Other fair value changes:
Securities	-	0.6	-	1.4
Hedge derivatives	(7.7)	(6.7)	1.5	(15.6)

Reclassification to earnings:
Securities	-	-	(2.0)	-
Hedge derivatives	(1.2)	2.8	(0.5)	3.4
Amortization of losses and prior service costs	21.0	30.7	63.5	86.4

Other comprehensive income, net of tax	60.8	50.9	42.4	118.6

Total comprehensive income	518.7	1,003.4	1,247.4	1,923.5

Comprehensive income (loss) attributable to redeemable and noncontrolling interests	13.0	40.7	(3.8)	125.5

Comprehensive income attributable to General Mills	$505.7	$962.7	$1,251.2	$1,798.0

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	Feb. 24, 2019	May 27, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$547.1	$399.0
Receivables	1,704.1	1,684.2
Inventories	1,544.5	1,642.2
Prepaid expenses and other current assets	374.1	398.3

Total current assets	4,169.8	4,123.7

Land, buildings, and equipment	3,822.9	4,047.2
Goodwill	14,025.8	14,065.0
Other intangible assets	7,195.7	7,445.1
Other assets	1,071.6	943.0

Total assets	$30,285.8	$30,624.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,750.5	$2,746.2
Current portion of long-term debt	1,407.2	1,600.1
Notes payable	1,971.3	1,549.8
Other current liabilities	1,387.6	1,445.8

Total current liabilities	7,516.6	7,341.9

Long-term debt	11,642.6	12,668.7
Deferred income taxes	2,046.9	2,003.8
Other liabilities	1,281.4	1,341.0

Total liabilities	22,487.5	23,355.4

Redeemable interest	548.9	776.2
Stockholders’ equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,414.2	1,202.5
Retained earnings	14,724.5	14,459.6
Common stock in treasury, at cost, shares of 156.0 and 161.5	(6,923.5)	(7,167.5)
Accumulated other comprehensive loss	(2,360.3)	(2,429.0)

Total stockholders’ equity	6,930.4	6,141.1

Noncontrolling interests	319.0	351.3

Total equity	7,249.4	6,492.4

Total liabilities and equity	$30,285.8	$30,624.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 27, 2018	754.6	$75.5	$1,202.5	(161.5)	$(7,167.5)	$14,459.6	$(2,429.0)	$351.3	$6,492.4	$776.2

Total comprehensive income (loss)						392.3	(70.2)	1.8	323.9	(6.6)

Cash dividends declared ($0.49 per share)						(294.2)			(294.2)

Shares purchased				-	(0.2)				(0.2)

Stock compensation plans			(2.5)	3.0	131.8				129.3

Unearned compensation related to restricted stock unit awards			(65.2)						(65.2)

Earned compensation			28.1						28.1

Increase in redemption value of redeemable interest			(2.0)						(2.0)	2.0

Distributions to noncontrolling and redeemable interest holders								(2.4)	(2.4)

Adoption of revenue recognition accounting requirements						(33.9)			(33.9)

Balance as of August 26, 2018	754.6	75.5	1,160.9	(158.5)	(7,035.9)	14,523.8	(2,499.2)	350.7	6,575.8	771.6

Total comprehensive income (loss)						343.4	80.0	(3.2)	420.2	(8.8)

Cash dividends declared ($0.49 per share)						(295.0)			(295.0)

Shares purchased				-	(0.1)				(0.1)

Stock compensation plans			(13.0)	0.6	26.3				13.3

Unearned compensation related to restricted stock unit awards			(1.5)						(1.5)

Earned compensation			15.7						15.7

Increase in investment in redeemable interest									-	55.7

Decrease in redemption value of redeemable interest			270.9						270.9	(270.9)

Distributions to noncontrolling and redeemable interest holders								(19.9)	(19.9)

Balance as of Nov. 25, 2018	754.6	75.5	1,433.0	(157.9)	(7,009.7)	14,572.2	(2,419.2)	327.6	6,979.4	547.6

Total comprehensive income						446.8	58.9	2.6	508.3	10.4

Cash dividends declared ($0.49 per share)						(294.5)			(294.5)

Shares purchased				–	(0.4)				(0.4)

Stock compensation plans			(43.9)	1.9	86.6				42.7

Unearned compensation related to restricted stock unit awards			(4.9)						(4.9)

Earned compensation			20.9						20.9

Decrease in redemption value of redeemable interest			9.1						9.1	(9.1)

Distributions to noncontrolling and redeemable interest holders								(11.2)	(11.2)

Balance as of Feb. 24, 2019	754.6	$75.5	$1,414.2	(156.0)	$(6,923.5)	$14,724.5	$(2,360.3)	$319.0	$7,249.4	$548.9
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest

Balance as of May 28, 2017	754.6	$75.5	$1,120.9	(177.7)	$(7,762.9)	$13,138.9	$(2,244.5)	$357.6	$4,685.5	$910.9

Total comprehensive income						404.7	12.5	23.0	440.2	49.0

Cash dividends declared ($0.49 per share)						(284.3)			(284.3)

Shares purchased				(10.9)	(600.3)				(600.3)

Stock compensation plans			(13.5)	2.2	93.5				80.0

Unearned compensation related to restricted stock unit awards			(58.7)						(58.7)

Earned compensation			29.6						29.6

Increase in redemption value of redeemable interest			(7.6)						(7.6)	7.6

Distributions to noncontrolling and redeemable interest holders								(1.5)	(1.5)

Balance as of August 27, 2017	754.6	75.5	1,070.7	(186.4)	(8,269.7)	13,259.3	(2,232.0)	379.1	4,282.9	967.5

Total comprehensive income (loss)						430.5	(12.4)	5.1	423.2	7.7

Cash dividends declared ($0.49 per share)						(280.9)			(280.9)

Shares purchased				-	(0.2)				(0.2)

Stock compensation plans			(7.1)	0.4	17.3				10.2

Unearned compensation related to restricted stock unit awards			(2.5)						(2.5)

Earned compensation			19.0						19.0

Decrease in redemption value of redeemable interest			163.2						163.2	(163.2)

Distributions to noncontrolling and redeemable interest holders								(25.2)	(25.2)	(18.6)

Balance as of Nov. 26, 2017	754.6	75.5	1,243.3	(186.0)	(8,252.6)	13,408.9	(2,244.4)	359.0	4,589.7	793.4

Total comprehensive income						941.4	21.3	13.1	975.8	27.6

Cash dividends declared ($0.49 per share)						(281.3)			(281.3)

Shares purchased				-	(0.7)				(0.7)

Stock compensation plans			(28.5)	1.5	62.5				34.0

Unearned compensation related to restricted stock unit awards			3.0						3.0

Earned compensation			13.7						13.7

Decrease in redemption value of redeemable interest			3.5						3.5	(3.5)

Distributions to noncontrolling and redeemable interest holders								(3.0)	(3.0)

Reclassification of certain income tax effects						329.4	(329.4)		-

Balance as of Feb. 25, 2018	754.6	$75.5	$1,235.0	(184.5)	$(8,190.8)	$14,398.4	$(2,552.5)	$369.1	$5,334.7	$817.5
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(Unaudited) (In Millions)

	Nine-Month Period Ended
	Feb. 24, 2019	Feb. 25, 2018
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,205.0	$1,804.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	464.6	434.7
After-tax earnings from joint ventures	(52.0)	(64.1)
Distributions of earnings from joint ventures	46.6	60.6
Stock-based compensation	65.9	62.8
Deferred income taxes	52.5	(489.1)
Pension and other postretirement benefit plan contributions	(21.8)	(20.3)
Pension and other postretirement benefit plan costs	4.7	3.5
Divestiture loss	35.4	-
Restructuring, impairment, and other exit costs	227.2	(12.3)
Changes in current assets and liabilities, excluding the effects of divestitures	36.5	394.9
Other, net	(37.0)	(40.3)

Net cash provided by operating activities	2,027.6	2,135.3

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(367.9)	(397.9)
Investments in affiliates, net	(1.5)	(15.2)
Proceeds from disposal of land, buildings, and equipment	10.9	0.9
Proceeds from divestiture	0.2	-
Other, net	(49.4)	(12.7)

Net cash used by investing activities	(407.7)	(424.9)

Cash Flows - Financing Activities
Change in notes payable	429.9	(37.3)
Issuance of long-term debt	-	500.0
Payment of long-term debt	(1,153.4)	(600.0)
Proceeds from common stock issued on exercised options	140.7	91.4
Purchases of common stock for treasury	(0.7)	(601.2)
Dividends paid	(883.7)	(846.5)
Investment in redeemable interest	55.7	-
Distributions to noncontrolling and redeemable interest holders	(33.5)	(48.3)
Other, net	(13.0)	(27.8)

Net cash used by financing activities	(1,458.0)	(1,569.7)

Effect of exchange rate changes on cash and cash equivalents	(13.8)	46.3

Increase in cash and cash equivalents	148.1	187.0
Cash and cash equivalents - beginning of year	399.0	766.1

Cash and cash equivalents - end of period	$547.1	$953.1

Cash Flow from changes in current assets and liabilities:
Receivables	$(50.9)	$(25.5)
Inventories	80.7	56.6
Prepaid expenses and other current assets	16.5	13.3
Accounts payable	77.5	413.0
Other current liabilities	(87.3)	(62.5)

Changes in current assets and liabilities	$36.5	$394.9

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended February 24, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2019.

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

(2) Acquisition and Divestiture

During the third quarter of fiscal 2019, we sold our La Salteña fresh pasta and refrigerated dough business in Argentina, and recorded a pre-tax loss of $35.4 million.

During the fourth quarter of fiscal 2018, we acquired Blue Buffalo Pet Products, Inc. (“Blue Buffalo”) for an aggregate purchase price of $8.0 billion, including $103.0 million of consideration for net debt repaid at the time of the acquisition. In accordance with the definitive agreement and plan of merger, a subsidiary of General Mills merged into Blue Buffalo, with Blue Buffalo surviving the merger as a wholly owned subsidiary of General Mills. In accordance with the merger agreement, equity holders of Blue Buffalo received $40.00 per share in cash. We financed the transaction with a combination of $6.0 billion in debt, $1.0 billion in equity, and cash on hand. In the quarter and nine-month periods ended February 24, 2019, we recorded acquisition integration costs of $5.8 million and $21.3 million respectively, in selling, general, and administrative (SG&A) expenses. In the quarter and nine-month periods ended February 25, 2018, we recorded acquisition transaction costs of $19.4 million including $15.9 million in interest, net, and $3.5 million in SG&A expenses.

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

The results of Blue Buffalo are reported in our Pet operating segment on a one-month lag.

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring and impairment charges were as follows:

	Quarter Ended		Nine-Month Period Ended

In Millions	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Asset impairments	$1.2	$-	$207.0	$-
Targeted actions in global supply chain	58.8	-	58.8	-
Charges associated with restructuring actions previously announced	(0.2)	7.6	2.2	27.3
Total restructuring and impairment costs	59.8	7.6	268.0	27.3

In the third quarter of fiscal 2019, we approved restructuring actions to drive efficiencies in targeted areas of our global supply chain. In our North American Retail segment, we approved actions at certain facilities to consolidate production and optimize our labor and manufacturing platforms. In connection with these actions we will exit our Carson, California yogurt manufacturing facility. We expect to incur approximately $105 million of restructuring charges related to these actions, including $13 million of severance expense and $92 million of other costs, primarily asset write-offs. We also expect to incur approximately $2 million of project-related costs. We recorded $9.3 million of severance and $37.3 million of other costs in the third quarter of fiscal 2019. Additionally, we approved targeted systems and process optimization actions in our Europe & Australia segment and expect to incur approximately $20 million of restructuring charges, including $12 million of severance expense and $8 million of other costs. We recorded $11.8 million of severance and $0.4 million of other costs in the third quarter of fiscal 2019.

Certain of these global supply chain actions are subject to union negotiations and works counsel consultations, where required. We expect to spend approximately $30 million of cash related to these actions and spent $0.3 million in the third quarter of fiscal 2019. We expect these actions to be completed by the end of fiscal 2022.

We paid $0.3 million in cash in the nine-month period ended February 24, 2019, for project-related costs compared to $8.0 million in the same period of fiscal 2018.

In the second quarter of fiscal 2019, we recorded $192.6 million of charges related to the impairment of our Progresso, Food Should Taste Good, and Mountain High brand intangible assets in restructuring, impairment, and other exit costs. Please see Note 4 for additional information.

Restructuring and impairment charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Nine-Month Period Ended

In Millions	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Restructuring, impairment, and other exit costs	$59.7	$7.5	$267.7	$14.3
Cost of sales	0.1	0.1	0.3	13.0

Total restructuring and impairment charges	59.8	7.6	268.0	27.3

Project-related costs classified in cost of sales	$0.1	$3.0	$1.3	$8.4

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 27, 2018	$66.0	$0.1	$0.7	$66.8
Fiscal 2019 charges, including foreign currency translation	11.4	1.2	2.1	14.7
Utilized in fiscal 2019	(31.2)	(1.3)	(1.9)	(34.4)

Reserve balance as of Feb. 24, 2019	$46.2	$-	$0.9	$47.1

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Feb. 24, 2019	May 27, 2018
Goodwill	$14,025.8	$14,065.0
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,606.5	6,818.7
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	792.8	811.7
Less accumulated amortization	(203.6)	(185.3)
Intangible assets subject to amortization, net	589.2	626.4
Other intangible assets	7,195.7	7,445.1
Total	$21,221.5	$21,510.1

Based on the carrying value of finite-lived intangible assets as of February 24, 2019, annual amortization expense for each of the next five fiscal years is estimated to be approximately $40 million.

During the fourth quarter of fiscal 2018, we acquired Blue Buffalo, which became our Pet operating segment and we recorded $5.3 billion of goodwill, $2.7 billion related to an indefinite-lived brand intangible asset, and $269.0 million related to a finite-lived customer relationship intangible asset.

The changes in the carrying amount of goodwill during fiscal 2019 were as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 27, 2018	$6,410.6	$5,294.9	$918.8	$729.9	$285.0	$425.8	$14,065.0
Other activity, primarily foreign currency translation	(1.4)	-	-	(19.1)	(7.1)	(11.6)	(39.2)
Balance as of Feb. 24, 2019	$6,409.2	$5,294.9	$918.8	$710.8	$277.9	$414.2	$14,025.8

The changes in the carrying amount of other intangible assets during fiscal 2019 were as follows:

In Millions	Total
Balance as of May 27, 2018	$7,445.1
Impairment charges	(192.6)
Other activity, primarily foreign currency translation	(56.8)
Balance as of Feb. 24, 2019	$7,195.7

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
(a) Level 3 assets in the fair value hierarchy.

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

(5) Inventories

The components of inventories were as follows:

In Millions	Feb. 24, 2019	May 27, 2018
Raw materials and packaging	$401.0	$400.0
Finished goods	1,263.4	1,364.2
Grain	97.8	91.2
Excess of FIFO over LIFO cost	(217.7)	(213.2)
Total	$1,544.5	$1,642.2

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

Unallocated corporate items for the quarters and nine-month periods ended February 24, 2019 and February 25, 2018 included:

	Quarter Ended		Nine-Month Period Ended

In Millions	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Net gain (loss) on mark-to-market valuation of certain commodity positions	$10.2	$0.3	$(26.8)	$(8.1)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	0.8	4.6	(0.7)	10.7
Net mark-to-market revaluation of certain grain inventories	(4.5)	(7.7)	(8.9)	0.9
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$6.5	$(2.8)	$(36.4)	$3.5

As of February 24, 2019, the net notional value of commodity derivatives was $229.0 million, of which $101.2 million related to energy inputs and $127.8 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of February 24, 2019, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 24, 2019, $1,017.5 million of our total accounts payable were payable to suppliers who utilize these third party services.

(7) Debt

The components of notes payable were as follows:

In Millions	Feb. 24, 2019	May 27, 2018
U.S. commercial paper	$1,804.9	$1,213.5
Financial institutions	166.4	336.3
Total	$1,971.3	$1,549.8

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 24, 2019:

In Billions	Facility Amount	Borrowed Amount

Credit facility expiring:
May 2022	$2.7	$-
June 2019	0.2	-

Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.7	0.2
Total committed and uncommitted credit facilities	$3.6	$0.2

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of February 24, 2019.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $12,960.8 million and $13,049.8 million, respectively, as of February 24, 2019. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In March 2019, subsequent to the end of our fiscal third quarter, we issued €300.0 million principal amount of 0.0 percent fixed-rate notes due January 15, 2020. We may redeem the notes if certain tax laws change and we would be obligated to pay additional amounts on the notes. These notes are senior unsecured obligations that include a change of control repurchase provision. We intend to use the net proceeds, together with cash on hand, to repay our floating rate notes due March 2019.

In February 2019, we repaid $1,150.0 million of 5.65 percent fixed-rate notes with proceeds from commercial paper.

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

Certain of our long-term debt agreements contain restrictive covenants. As of February 24, 2019, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of February 24, 2019, the redemption value of the euro-denominated redeemable interest was $548.9 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $150.1 million for the nine-month period ended February 24, 2019, and $172.7 million for the nine-month period ended February 25, 2018.

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

Our noncontrolling interests contain restrictive covenants. As of February 24, 2019, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Feb. 24, 2019					Feb. 25, 2018

	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest

In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$446.8	$2.5	$8.6			$941.4	$2.8	$8.3

Other comprehensive income:

Foreign currency translation	$46.1	$-	46.1	0.1	2.5	$(6.9)	$-	(6.9)	10.3	20.1

Other fair value changes:
Securities	-	-	-	-	-	0.8	(0.2)	0.6	-	-
Hedge derivatives	(5.9)	(1.0)	(6.9)	-	(0.8)	(7.2)	1.2	(6.0)	-	(0.7)

Reclassification to earnings:

Hedge derivatives (a)	(2.0)	0.7	(1.3)	-	0.1	3.9	(1.0)	2.9	-	(0.1)

Amortization of losses and prior service costs (b)	27.3	(6.3)	21.0	-	-	45.1	(14.4)	30.7	-	-

Other comprehensive income	$65.5	$(6.6)	58.9	0.1	1.8	$35.7	$ (14.4)	21.3	10.3	19.3

Total comprehensive income			$505.7	$2.6	$10.4			$962.7	$13.1	$27.6
(a)	Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. Please refer to Note 17.

	Nine-Month Period Ended					Nine-Month Period Ended
	Feb. 24, 2019					Feb. 25, 2018
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest

In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,182.5	$10.7	$11.8			$1,776.6	$8.8	$19.5

Other comprehensive income (loss):
Foreign currency translation	$ 5.8	$-	5.8	(9.5)	(16.4)	$(55.5)	$-	(55.5)	32.4	66.1
Other fair value changes:
Securities	-	-	-	-	-	2.1	(0.7)	1.4	-	-
Hedge derivatives	3.3	(1.3)	2.0	-	(0.5)	(19.4)	3.9	(15.5)	-	(0.1)
Reclassification to earnings:
Securities (a)	(2.6)	0.6	(2.0)	-	-	-	-	-	-	-
Hedge derivatives (b)	(1.0)	0.4	(0.6)	-	0.1	7.2	(2.6)	4.6	-	(1.2)
Amortization of losses and prior service costs (c)	81.0	(17.5)	63.5	-	-	132.7	(46.3)	86.4	-	-
Other comprehensive income (loss)	$86.5	$ (17.8)	68.7	(9.5)	(16.8)	$67.1	$(45.7)	21.4	32.4	64.8
Total comprehensive income (loss)			$1,251.2	$1.2	$(5.0)			$1,798.0	$41.2	$84.3
(a)	Gain reclassified from AOCI into earnings is reported in interest, net for securities.
(b)	Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. Please refer to Note 17.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Feb. 24, 2019	May 27, 2018
Foreign currency translation adjustments	$(695.8)	$(701.6)
Unrealized gain (loss) from:
Securities	–	2.0
Hedge derivatives	(30.7)	(32.1)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,658.5)	(1,723.6)
Prior service credits	24.7	26.3
Accumulated other comprehensive loss	$(2,360.3)	$(2,429.0)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Compensation expense related to stock-based payments	$21.4	$14.5	$66.0	$63.4

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2019 and fiscal 2018.

We recognized windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings of $5.3 million for the third quarter of fiscal 2019 and $12.0 million for the nine-month period ended February 24, 2019 compared to $6.6 million in the third quarter of fiscal 2018 and $26.8 million in the nine-month period ended February 25, 2018.

As of February 24, 2019, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $117.2 million. This expense will be recognized over 23 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month Period Ended
In Millions	Feb. 24, 2019	Feb. 25, 2018
Net cash proceeds	$140.7	$91.4
Intrinsic value of options exercised	$66.5	$79.9

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended
	Feb. 24, 2019	Feb. 25, 2018
Estimated fair values of stock options granted	$5.35	$6.18
Assumptions:
Risk-free interest rate	2.9%	2.2%
Expected term	8.5 years	8.2 years
Expected volatility	16.3%	15.8%
Dividend yield	4.3%	3.6%

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 27, 2018	28,963.8	$42.90
Granted	3,149.8	46.09
Exercised	(4,751.9)	30.53
Forfeited or expired	(447.0)	53.60
Outstanding as of Feb. 24, 2019	26,914.7	$45.28	4.60	$139.6
Exercisable as of Feb. 24, 2019	17,366.1	$39.85	2.66	$138.0

Information on restricted stock and performance share unit activity follows:

	Equity Classified		Liability Classified

	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value
Non-vested as of May 27, 2018	3,731.8	$57.50	121.3	$58.26
Granted	1,816.2	46.09	35.2	46.11
Vested	(797.3)	50.85	(34.2)	55.29
Forfeited	(355.9)	58.14	(11.8)	57.64
Non-vested as of Feb. 24, 2019	4,394.8	$53.94	110.5	$55.38

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Nine-Month Period Ended
In Millions	Feb. 24, 2019	Feb. 25, 2018
Total grant date fair value	$42.4	$89.7

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Nine-Month Period Ended
In Millions, Except per Share Data	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Net earnings attributable to General Mills	$446.8	$941.4	$1,182.5	$1,776.6
Average number of common shares – basic EPS	600.4	572.5	599.3	573.4
Incremental share effect from: (a)
Stock options	2.2	7.9	3.0	7.7
Restricted stock, restricted stock units, and other	1.9	2.3	1.7	2.1
Average number of common shares – diluted EPS	604.5	582.7	604.0	583.2
Earnings per share – basic	$0.74	$1.64	$1.97	$3.10
Earnings per share – diluted	$0.74	$1.62	$1.96	$3.05
(a)

Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Anti-dilutive stock options, restricted stock units, and performance share units	14.4	5.2	14.1	6.8

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Shares of common stock	-	-	-	10.9
Aggregate purchase price	$ 0.4	$ 0.7	$ 0.7	$ 601.2

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Nine-Month Period Ended
In Millions	Feb. 24, 2019	Feb. 25, 2018
Net cash interest payments	$367.8	$237.9
Net income tax payments	$334.5	$424.3

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

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Service cost	$23.7	$24.0	$2.4	$2.8	$1.9	$2.1
Interest cost	62.0	55.4	8.3	7.7	0.7	0.6
Expected return on plan assets	(111.4)	(119.3)	(10.2)	(13.0)	-	-
Amortization of losses	27.6	44.6	0.2	0.2	0.1	0.2
Amortization of prior service costs (credits)	0.3	0.4	(1.3)	(1.3)	0.1	0.2
Other adjustments	-	-	-	-	1.9	0.4
Settlement or curtailment losses	0.3	-	-	-	-	-
Net expense (income)	$2.5	$5.1	$(0.6)	$(3.6)	$4.7	$3.5

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Service cost	$71.1	$71.9	$7.5	$8.4	$5.7	$6.4
Interest cost	186.0	166.2	24.8	23.1	2.2	1.7
Expected return on plan assets	(334.4)	(357.7)	(30.4)	(39.1)	-	-
Amortization of losses	82.6	132.8	0.5	0.6	0.2	0.6
Amortization of prior service costs (credits)	1.1	1.4	(4.1)	(4.0)	0.4	0.5
Other adjustments	-	-	-	-	7.5	7.2
Settlement or curtailment losses	0.3	-	-	-	-	-
Net expense (income)	$6.7	$14.6	$(1.7)	$(11.0)	$16.0	$16.4

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

During fiscal 2018, we recorded a provisional net benefit of $523.5 million related to the impacts of the TCJA. This provisional net benefit was determined using reasonable estimates for those tax effects based on analysis and information available to date. In the third quarter of fiscal 2019, we completed our accounting for the tax effects of the TCJA and recorded a benefit of $7.2 million which included adjustments to the transition tax and the measurement of our net U.S. deferred tax liability. We will continue to monitor for any future guidance issued by the U.S. Treasury Department, Internal Revenue Service, Financial Accounting Standards Board, and other standard setting and regulatory bodies and record any additional impacts in the quarter of enactment.

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

Our operating segment results were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Net sales:
North America Retail	$2,518.6	$2,517.4	$7,583.5	$7,727.4
Convenience Stores & Foodservice	472.5	460.3	1,450.1	1,419.6
Europe & Australia	432.7	469.8	1,387.2	1,428.4
Asia & Latin America	427.7	434.8	1,257.4	1,274.8
Pet	346.8	-	1,025.3	-
Total	$4,198.3	$3,882.3	$12,703.5	$11,850.2
Operating profit:
North America Retail	$581.6	$518.3	$1,749.5	$1,674.4
Convenience Stores & Foodservice	96.7	84.3	303.4	275.6
Europe & Australia	24.4	27.3	81.4	84.8
Asia & Latin America	19.5	(2.1)	49.6	30.1
Pet	73.0	-	158.3	-
Total segment operating profit	795.2	627.8	2,342.2	2,064.9
Unallocated corporate items	48.8	50.8	239.3	166.8
Divestiture loss	35.4	-	35.4	-
Restructuring, impairment, and other exit costs	59.7	7.5	267.7	14.3
Operating profit	$651.3	$569.5	$1,799.8	$1,883.8

Net sales for our North America Retail operating units were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
U.S. Meals & Baking	$1,027.8	$1,010.6	$3,039.9	$3,063.3
U.S. Cereal	566.9	544.7	1,695.2	1,693.4
U.S. Snacks	497.6	504.2	1,535.4	1,587.7
U.S. Yogurt and Other	221.3	227.0	668.5	688.0
Canada	205.0	230.9	644.5	695.0
Total	$2,518.6	$2,517.4	$7,583.5	$7,727.4

Net sales by class of similar products were as follows:

	Quarter Ended		Nine-Month Period Ended

In Millions	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Snacks	$815.6	$819.1	$2,502.8	$2,514.5
Convenient meals	720.9	729.5	2,033.4	2,058.7
Cereal	668.4	649.4	2,000.6	2,009.8
Yogurt	533.0	574.3	1,630.4	1,722.0
Dough	442.3	441.7	1,309.0	1,304.7
Baking mixes and ingredients	401.7	398.1	1,255.6	1,279.1
Pet	346.8	-	1,025.3	-
Super-premium ice cream	157.1	153.3	607.4	584.4
Vegetables	66.2	66.9	204.1	226.2
Other	46.3	50.0	134.9	150.8
Total	$4,198.3	$3,882.3	$12,703.5	$11,850.2

(17) New Accounting Pronouncements

In the first quarter of fiscal 2019, we adopted new accounting requirements related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense, and net periodic postemployment benefit expense (collectively “net periodic benefit expense”). The new standard requires the service cost component of net periodic benefit expense to be recorded in the same line items as other employee compensation costs within our Consolidated Statements of Earnings. Other components of net periodic benefit expense must be presented separately outside of operating profit in our Consolidated Statements of Earnings. In addition, the new standard requires that only the service cost component of net periodic benefit expense is eligible for capitalization. The new standard requires retrospective adoption of the presentation of net periodic benefit expense and prospective application of the capitalization of the service cost component. For the quarters ended February 24, 2019, and February 25, 2018, the impact of the adoption of this standard on our results of operations was a decrease to our operating profit of $21.4 million and $23.2 million and a corresponding increase to benefit plan non-service income of $21.4 million and $23.2 million, respectively. For the nine-month periods ended February 24, 2019, and February 25, 2018, the impact of the adoption of this standard on our results of operations was a decrease to our operating profit of $63.3 million and $64.5 million and a corresponding increase to benefit plan non-service income of $63.3 million and $64.5 million, respectively. There were no changes to our reported segment operating profit.

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

CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter Results

In the third quarter of fiscal 2019, net sales increased 8 percent compared to the same period last year, primarily reflecting the addition of Blue Buffalo Pet Products, Inc. (Blue Buffalo). In the third quarter of fiscal 2019, organic net sales increased 1 percent compared to the same period last year. Operating profit margin of 15.5 percent increased 80 basis points, primarily driven by favorable net price realization and mix across all segments and the addition of Blue Buffalo, partially offset by increased restructuring expense and a divestiture loss. Adjusted operating profit margin increased 230 basis points to 17.4 percent compared to the same period last year, primarily driven by favorable net price realization and mix across all segments and the addition of Blue Buffalo. Diluted earnings per share of $0.74 decreased 54 percent compared to the third quarter of fiscal 2018 and adjusted diluted earnings per share of $0.83, which excludes certain items affecting comparability, on a constant-currency basis increased 6 percent compared to the third quarter last year. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

A summary of our consolidated financial results for the third quarter of fiscal 2019 follows:

Quarter Ended Feb. 24, 2019	In millions, except per share	Quarter Ended Feb. 24, 2019 vs. Feb. 25, 2018	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$4,198.3	8%
Operating profit	651.3	14%	15.5%
Net earnings attributable to General Mills	446.8	(52)%
Diluted earnings per share	$0.74	(54)%

Constant-currency net sales growth rate (a)				10%
Organic net sales growth rate (a)		1%
Total segment operating profit (a)	795.2	27%		27%
Adjusted operating profit (a)	729.7	24%	17.4%	25%
Diluted earnings per share, excluding certain items affecting comparability (a)	$0.83	5%		6%
(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Quarter Ended

	Feb. 24, 2019	Feb. 24, 2019 vs Feb. 25, 2018	Feb. 25, 2018
Net sales (in millions)	$4,198.3	8%	$3,882.3

Contributions from volume growth (a)		5 pts
Net price realization and mix		5 pts
Foreign currency exchange		(2)pts
(a)	Measured in tons based on the stated weight of our product shipments.

The 8 percent increase in net sales in the third quarter of fiscal 2019 reflects, favorable net price realization and mix and higher contributions from volume growth including the impact of Blue Buffalo.

Organic net sales increased 1 percent in the third quarter of fiscal 2019 driven by favorable organic net price realization and mix partially offset by declining contributions from organic volume growth.

Components of organic net sales growth are shown in the following table:

Quarter Ended Feb. 24, 2019 vs.
Quarter Ended Feb. 25, 2018
Contributions from organic volume growth (a)	(2)pts
Organic net price realization and mix	3 pts

Organic net sales growth	1 pt
Foreign currency exchange	(2)pts
Acquisition and divestiture	9 pts
Net sales growth	8 pts
(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $130 million from the third quarter of fiscal 2018 to $2,755 million. The increase was primarily driven by a $130 million increase due to higher volume and a $12 million increase attributable to product rate and mix. We recorded a $6 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2019 compared to a net increase of $3 million in the third quarter of fiscal 2018. In addition, we recorded $3 million of restructuring initiative project-related costs in the third quarter of fiscal 2018 (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Selling, general, and administrative (SG&A) expenses increased $17 million to $697 million in the third quarter of fiscal 2019 compared to the same period in fiscal 2018. The increase in SG&A expenses primarily reflects the addition of Blue Buffalo. SG&A expenses as a percent of net sales in the third quarter of fiscal 2019 decreased 90 basis points compared with the third quarter of fiscal 2018.

Divestiture loss totaled $35 million from the sale of our La Salteña fresh pasta and refrigerated dough business in Argentina during the third quarter of fiscal 2019.

Restructuring, impairment, and other exit costs totaled $60 million in the third quarter of fiscal 2019 compared to $8 million in the same period last year. We recorded restructuring charges of $59 million in the third quarter of fiscal 2019 related to actions to drive efficiencies in targeted areas of our global supply chain.

Benefit plan non-service income totaled $21 million in the third quarter of fiscal 2019 compared to $23 million in the same period last year. Please refer to Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Interest, net for the third quarter of fiscal 2019 totaled $131 million, up $42 million from the third quarter of fiscal 2018, primarily driven by higher average debt balances due to financing for the Blue Buffalo acquisition.

The effective tax rate for the third quarter of fiscal 2019 was 17.7 percent compared to an 85.9 percent benefit for the third quarter of fiscal 2018. The 103.6 percentage point increase was primarily due to the one-time net benefit related to the Tax Cuts and Jobs Act (“TCJA”) in the third quarter of fiscal 2018. Our effective tax rate excluding certain items affecting comparability was 19.9 percent in the third quarter of fiscal 2019 compared to 15.2 percent in the third quarter of fiscal 2018 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

The TCJA includes provisions affecting our fiscal 2019 effective tax rate, including but not limited to: a reduction in the U.S. corporate tax rate on domestic operations to 21 percent; a provision that taxes U.S. allocated expenses and certain income from foreign operations (GILTI); a limitation on deductible interest expense; the repeal of the domestic manufacturing deduction; and a limitation on the deductibility of certain executive compensation. In the third quarter of fiscal 2019, we completed our accounting for the tax effects of the TCJA and recorded a benefit of $7 million which included adjustments to the transition tax and the measurement of our net U.S. deferred tax liability.

After-tax earnings from joint ventures for the third quarter of fiscal 2019 decreased 29 percent to $12 million compared to $17 million in the same period in fiscal 2018, primarily driven by our $4 million after-tax share of restructuring charges at Cereal Partners Worldwide (CPW), and lower net sales and higher input costs for Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures decreased 32 percent, including the CPW restructuring charge (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Feb. 24, 2019 vs.
Quarter Ended Feb. 25, 2018	CPW	HDJ	Total
Contributions from volume growth (a)	(1)pt	(5)pts
Net price realization and mix	3 pts	Flat
Net sales growth in constant currency	2 pts	(5)pts	Flat
Foreign currency exchange	(8)pts	(1)pt	(6)pts
Net sales growth	(6)pts	(6)pts	(6)pts
(a)	Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 22 million in the third quarter of fiscal 2019 from the same period a year ago due to the impact of the share issuance to partially fund the acquisition of Blue Buffalo and option exercises.

Nine-Month Results

In the nine-month period ended February 24, 2019, net sales increased 7 percent compared to the same period last year, primarily reflecting the addition of Blue Buffalo. Organic net sales were flat in the nine-month period ended February 24, 2019. Operating profit margin of 14.2 percent decreased 170 basis points from year-ago levels primarily driven by impairment charges recorded for certain intangible and manufacturing assets, the purchase accounting inventory adjustment related to our acquisition of Blue Buffalo, increased restructuring expense, and a divestiture loss. Adjusted operating profit margin increased 60 basis points to 16.8 percent, primarily driven by favorable net price realization and mix and a decrease in SG&A expenses in our North America Retail segment. Diluted earnings per share of $1.96 decreased 36 percent in the nine-month period ended February 24, 2019, and adjusted diluted earnings per share of $2.39, which excludes certain items affecting comparability, on a constant-currency basis increased 3 percent compared to the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the nine-month period ended February 24, 2019, follows:

Nine-Month Period Ended Feb. 24, 2019	In millions, except per share	Nine-Month Period Ended Feb. 24, 2019 vs. Feb. 25, 2018	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$12,703.5	7%
Operating profit	1,799.8	(4) %	14.2%
Net earnings attributable to General Mills	1,182.5	(33) %
Diluted earnings per share	$1.96	(36) %

Constant-currency net sales growth rate (a)				9%
Organic net sales growth rate (a)		Flat
Total segment operating profit (a)	2,342.2	13%		13%
Adjusted operating profit (a)	2,136.2	11%	16.8%	11%
Diluted earnings per share, excluding certain items affecting comparability (a)	$2.39	3%		3%

(a) See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Nine-Month Period Ended
	Feb. 24, 2019	Feb. 24, 2019 vs Feb. 25, 2018	Feb. 25, 2018
Net sales (in millions)	$12,703.5	7%	$11,850.2

Contributions from volume growth (a)		4 pts
Net price realization and mix		5 pts
Foreign currency exchange		(2)pts
(a)	Measured in tons based on the stated weight of our product shipments.

The 7 percent increase in net sales for the nine-month period ended February 24, 2019, reflects favorable net price realization and mix and higher contributions from volume growth including the impact of Blue Buffalo.

Organic net sales were flat in the nine-month period ended February 24, 2019, driven by favorable organic net price realization and mix offset by declining contributions from organic volume growth.

Components of organic net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 24, 2019 vs.
Nine-Month Period Ended Feb. 25, 2018
Contributions from organic volume growth (a)	(2)pts
Organic net price realization and mix	2 pts

Organic net sales growth	Flat
Foreign currency exchange	(2)pts
Acquisition and divestiture	9 pts
Net sales growth	7 pts
(a)	Measured in tons based on the stated weight of our product shipments.

Cost of sales increased $574 million from the nine-month period ended February 25, 2018, to $8,408 million. The increase was driven by a $350 million increase due to higher volume and a $151 million increase attributable to product rate and mix. We recorded a $53 million charge in the nine-month period ended February 24, 2019, related to the fair value adjustment of inventory acquired in the Blue Buffalo acquisition. We recorded a $36 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 24, 2019, compared to a net decrease of $4 million in the nine-month period ended February 25, 2018. We recorded $13 million of restructuring charges in the nine-month period ended February 25, 2018. We also recorded $1 million of restructuring initiative project-related costs in the nine-month period ended February 24, 2019, compared to $8 million of restructuring initiative project-related costs in the nine-month period ended February 25, 2018 (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses increased $75 million to $2,193 million in the nine-month period ended February 24, 2019, compared to the same period in fiscal 2018. The increase in SG&A expenses primarily reflects the addition of Blue Buffalo. SG&A expenses as a percent of net sales in the nine-month period ended February 24, 2019, decreased 60 basis points compared with the same period of fiscal 2018.

Divestiture loss totaled $35 million from the sale of our La Salteña fresh pasta and refrigerated dough business in Argentina during the third quarter of fiscal 2019.

Restructuring, impairment, and other exit costs totaled $268 million in the nine-month period ended February 24, 2019, compared to $14 million in the same period last year. We recorded restructuring charges of $59 million in the nine-month period ended February 24, 2019 related to actions to drive efficiencies in targeted areas of our global supply chain. We also recorded impairment charges of $193 million in fiscal 2019 related to the Progresso, Food Should Taste Good, and Mountain High brand intangible assets driven by lower future sales projections in our long-range plans for the businesses supporting these brand intangible assets. In addition, we recorded $14 million of charges related to the impairment of certain manufacturing assets within the North America Retail segment in the nine-month period ended February 24, 2019.

Benefit plan non-service income totaled $63 million in the nine-month period ended February 24, 2019, compared to $64 million in the same period last year. Please refer to Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Interest, net for the nine-month period ended February 24, 2019, increased $160 million to $397 million compared to the same period of fiscal 2018, primarily driven by higher average debt balances due to financing for the Blue Buffalo acquisition.

The effective tax rate for the nine-month period ended February 24, 2019, was 21.4 percent compared to a 1.7 percent benefit for the same period last year. The 23.1 percentage point increase was primarily due to the net benefit related to the TCJA in fiscal 2018. Our effective tax rate excluding certain items affecting comparability was 22.2 percent in the nine-month period ended February 24, 2019, compared to 25.4 percent in the same period of fiscal 2018. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

The TCJA includes provisions affecting our fiscal 2019 effective tax rate, including but not limited to: a reduction in the U.S. corporate tax rate on domestic operations to 21 percent; a provision that taxes U.S. allocated expenses and certain income from foreign operations (GILTI); a limitation on deductible interest expense; the repeal of the domestic manufacturing deduction; and a limitation on the deductibility of certain executive compensation. In the third quarter of fiscal 2019, we completed our accounting for the tax effects of the TCJA and recorded a benefit of $7 million which included adjustments to the transition tax and the measurement of our net U.S. deferred tax liability.

After-tax earnings from joint ventures decreased 19 percent to $52 million for the nine-month period ended February 24, 2019, compared to $64 million in the same period in fiscal 2018, primarily driven by our $9 million after-tax share of restructuring charges at CPW and lower net sales and higher input costs for HDJ. On a constant-currency basis, after-tax earnings from joint ventures decreased 19 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 24, 2019 vs.
Nine-Month Period Ended Feb. 25, 2018	CPW	HDJ	Total
Contributions from volume growth (a)	(1)pt	(1)pt
Net price realization and mix	1 pt	(5)pts
Net sales growth in constant currency	Flat	(6)pts	(1)pt
Foreign currency exchange	(4)pts	Flat	(4)pts
Net sales growth	(4)pts	(6)pts	(5)pts
(a) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 21 million in the nine-month period ended February 24, 2019, compared to the same period a year ago due to the impact of the share issuance to partially fund the acquisition of Blue Buffalo and option exercises.

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

North America Retail Segment Results

North America Retail net sales were as follows:

	Quarter Ended				Nine-Month Period Ended

	Feb. 24, 2019	Feb. 24, 2019 vs Feb. 25, 2018		Feb. 25, 2018	Feb. 24, 2019	Feb. 24, 2019 vs Feb. 25, 2018	Feb. 25, 2018
Net sales (in millions)	$2,518.6	Flat		$2,517.4	$7,583.5	(2)%	$7,727.4
Contributions from volume growth (a)		(2	)pts			(3)pts
Net price realization and mix		2	pts			2 pts
Foreign currency exchange		Flat				(1)pt
(a)	Measured in tons based on the stated weight of our product shipments.

North America Retail net sales were flat in the third quarter of fiscal 2019 compared to the same period in fiscal 2018, driven by favorable net price realization and mix offset by a decrease in contributions from volume growth.

North America Retail net sales decreased 2 percent in the nine-month period ended February 24, 2019, compared to the same period in fiscal 2018, primarily driven by a decrease in contributions from volume growth and unfavorable foreign currency exchange partially offset by favorable net price realization and mix.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 24, 2019		Feb. 24, 2019
Contributions from organic volume growth (a)	(2	)pts	(3	)pts
Organic net price realization and mix	2	pts	2	pts
Organic net sales growth	Flat		(1	)pt
Foreign currency exchange	Flat		(1	)pt
Divestiture (b)	Flat		Flat
Net sales growth	Flat		(2	)pts
(a)	Measured in tons based on the stated weight of our product shipments.
(b)	Related to the divestiture of North American Green Giant product lines.

North America Retail organic net sales were flat in the third quarter of fiscal 2019 compared to the same period in fiscal 2018, driven by favorable organic net price realization and mix offset by a decrease in contributions from organic volume growth.

North America Retail organic net sales decreased 1 percent in the nine-month period ended February 24, 2019, compared to the same period in fiscal 2018, driven by a decrease in contributions from organic volume growth partially offset by favorable organic net price realization and mix.

North America Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 24, 2019	Feb. 24, 2019
U.S. Snacks	(1)%	(3)%
Canada (a)	(11)	(7)
U.S. Meals & Baking	2	(1)
U.S. Yogurt and Other	(2)	(3)
U.S. Cereal	4	Flat
Total	Flat	(2)%
(a)

On a constant-currency basis, Canada net sales decreased 6 percent for the third quarter of fiscal 2019 and 4 percent for the nine-month period ended February 24, 2019. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Segment operating profit increased 12 percent to $582 million in the third quarter of fiscal 2019 compared to $518 million in the same period last year, driven by lower SG&A expenses and positive net price realization and mix. Segment operating profit increased 12 percent on a constant-currency basis in the third quarter of fiscal 2019, compared to the same period in fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 4 percent to $1,750 million in the nine-month period ended February 24, 2019, compared to $1,674 million in the same period last year, primarily driven by lower SG&A expenses and positive net price realization and mix, partially offset by lower net sales. Segment operating profit increased 5 percent on a constant-currency basis in the nine-month period ended February 24, 2019, compared to the same period in fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

	Quarter Ended			Nine-Month Period Ended
	Feb. 24, 2019	Feb. 24, 2019 vs Feb. 25, 2018	Feb. 25, 2018	Feb. 24, 2019	Feb. 24, 2019 vs Feb. 25, 2018	Feb. 25, 2018
Net sales (in millions)	$472.5	3%	$460.3	$1,450.1	2%	$1,419.6

Contributions from volume growth (a)		(2)pts			(2)pts
Net price realization and mix		5 pts			4 pts
(a)	Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales increased 3 percent in the third quarter of fiscal 2019 compared to the same period in fiscal 2018, driven by favorable net price realization and mix partially offset by a decrease in contributions from volume growth.

Convenience Stores & Foodservice net sales increased 2 percent in the nine-month period ended February 24, 2019, compared to the same period in fiscal 2018, driven by favorable net price realization and mix partially offset by a decrease in contributions from volume growth.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 24, 2019	Feb. 24, 2019
Contributions from organic volume growth (a)	(2)pts	(2)pts
Organic net price realization and mix	5 pts	4 pts
Organic net sales growth	3 pts	2 pts
Net sales growth	3 pts	2 pts
(a)	Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 15 percent to $97 million in the third quarter of fiscal 2019 compared to $84 million in the same period last year, primarily driven by positive net price realization and mix.

Segment operating profit increased 10 percent to $303 million in the nine-month period ended February 24, 2019, compared to $276 million in the same period last year, primarily driven by positive net price realization and mix.

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

	Quarter Ended			Nine-Month Period Ended
	Feb. 24, 2019	Feb. 24, 2019 vs. Feb. 25, 2018	Feb. 25, 2018	Feb. 24, 2019	Feb. 24, 2019 vs. Feb. 25, 2018	Feb. 25, 2018
Net sales (in millions)	$432.7	(8)%	$469.8	$1,387.2	(3)%	$1,428.4

Contributions from volume growth (a)		(4)pts			(2)pts
Net price realization and mix		2 pts			2 pts
Foreign currency exchange		(6)pts			(3)pts
(a)	Measured in tons based on the stated weight of our product shipments.

Europe & Australia net sales decreased 8 percent in the third quarter of fiscal 2019 compared to the same period in fiscal 2018, driven primarily by unfavorable foreign currency exchange and a decrease in contributions from volume growth partially offset by favorable net price realization and mix.

Europe & Australia net sales decreased by 3 percent in the nine-month period ended February 24, 2019, compared to the same period in fiscal 2018, driven by unfavorable foreign currency exchange and a decrease in contributions from volume growth partially offset by favorable net price realization and mix.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 24, 2019		Feb. 24, 2019
Contributions from organic volume growth (a)	(4	)pts	(2	)pts
Organic net price realization and mix	2	pts	2	pts
Organic net sales growth	(2	)pts		Flat
Foreign currency exchange	(6	)pts	(3	)pts
Net sales growth	(8	)pts	(3	)pts
(a)	Measured in tons based on the stated weight of our product shipments.

Europe & Australia organic net sales decreased 2 percent in the third quarter of fiscal 2019 compared to the same period in fiscal 2018, driven by a decrease in contributions from organic volume growth partially offset by favorable organic net price realization and mix.

Europe & Australia organic net sales were flat in the nine-month period ended February 24, 2019, compared to the same period in fiscal 2018, driven by favorable organic net price realization and mix offset by a decrease in contributions from organic volume growth.

Segment operating profit decreased 11 percent to $24 million in the third quarter of fiscal 2019 compared to $27 million in the third quarter of fiscal 2018 primarily driven by lower net sales and higher input costs, including currency-driven inflation on imported products in certain markets, partially offset by lower SG&A expenses. Segment operating profit decreased 1 percent on a constant-currency basis in the third quarter of fiscal 2019 compared to the same period in fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 4 percent to $81 million in the nine-month period ended February 24, 2019, compared to $85 million in the same period of fiscal 2018 primarily driven by higher input costs, including currency-driven inflation on imported products in certain markets, partially offset by lower SG&A expenses. Segment operating profit in the nine-month period ended February 24, 2019, was flat on a constant-currency basis compared to the same period in fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

	Quarter Ended			Nine-Month Period Ended
	Feb. 24, 2019	Feb. 24, 2019 vs. Feb. 25, 2018	Feb. 25, 2018	Feb. 24, 2019	Feb. 24, 2019 vs. Feb. 25, 2018	Feb. 25, 2018
Net sales (in millions)	$427.7	(2)%	$434.8	$1,257.4	(1)%	$1,274.8
Contributions from volume growth (a)		2 pts			3 pts
Net price realization and mix		4 pts			4 pts
Foreign currency exchange		(8)pts			(8)pts
(a)	Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales decreased 2 percent in the third quarter of fiscal 2019 compared to the same period last year, driven primarily by unfavorable foreign currency exchange partially offset by favorable net price realization and mix and an increase in contributions from volume growth.

Asia & Latin America net sales decreased 1 percent in the nine-month period ended February 24, 2019, compared to the same period last year, driven primarily by unfavorable foreign currency exchange partially offset by favorable net price realization and mix and an increase in contributions from volume growth.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 24, 2019	Feb. 24, 2019
Contributions from organic volume growth (a)	3 pts	3 pts
Organic net price realization and mix	4 pts	4 pts
Organic net sales growth	7 pts	7 pts
Foreign currency exchange	(8)pts	(8)pts
Divestiture	(1)pt	Flat
Net sales growth	(2)pts	(1)pt
(a)	Measured in tons based on the stated weight of our product shipments.

Asia & Latin America organic net sales increased 7 percent in the third quarter of fiscal 2019 compared to the same period in fiscal 2018, primarily driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.

Asia & Latin America organic net sales increased 7 percent in the nine-month period ended February 24, 2019, compared to the same period last year, driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.

Segment operating profit increased to $20 million in the third quarter of fiscal 2019 compared to a $2 million loss in the third quarter of fiscal 2018 primarily driven by favorable net price realization and mix and lower SG&A expenses partially offset by higher input costs.

Segment operating profit increased 65 percent to $50 million in the nine-month period ended February 24, 2019, compared to $30 million in the same period last year primarily driven by favorable net price realization and mix and lower SG&A expenses partially offset by higher input costs. Segment operating profit increased 42 percent on a constant-currency basis in the nine-month period ended February 24, 2019, compared to the same period in fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Pet Segment Results

Pet net sales were as follows:

	Quarter Ended		Nine-Month Period Ended
	Feb. 24, 2019	Feb. 25, 2018	Feb. 24, 2019	Feb. 25, 2018
Net sales (in millions)	$346.8	$-	$1,025.3	$-

Pet net sales and operating profit in the third quarter of fiscal 2019 totaled $347 million and $73 million respectively. Pet operating profit includes $3 million of amortization of the customer list intangible asset.

Pet net sales and operating profit in the nine-month period ended February 24, 2019 were $1,025 million and $158 million respectively. The nine-month period ended February 24, 2019 includes results for 7 days of the month of acquisition. Segment operating profit in the nine-month period ended February 24, 2019 includes a $53 million purchase accounting adjustment related to inventory acquired and $10 million of amortization of the customer list intangible asset.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $49 million in the third quarter of fiscal 2019 compared to $51 million in the same period in fiscal 2018. During the third quarter of fiscal 2019, we recorded a $16 million legal recovery related to our Yoplait SAS subsidiary. We also recorded $6 million of integration costs in the third quarter of fiscal 2019 and $4 million of acquisition transaction costs in the same period last year related to the acquisition of Blue Buffalo. We recorded a $6 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2019 compared to a $3 million net increase in expense in the same period last year. In addition, we recorded $3 million of restructuring initiative project-related costs in cost of sales during the third quarter of 2018.

Unallocated corporate expense totaled $239 million in the nine-month period ended February 24, 2019, compared to $167 million in the same period last year. We recorded a $36 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 24, 2019, compared to a $4 million net decrease in expense in the same period last year. We also recorded $21 million of integration costs in the nine-month period ended February 24, 2019, and $4 million of acquisition transaction costs in the same period last year related to the acquisition of Blue Buffalo. In the nine-month period ended February 24, 2019, we recorded a $16 million gain from a legal recovery related to our Yoplait SAS subsidiary and $13 million of gains related to certain investment valuation adjustments. In the nine-month period ended February 25, 2018, we recorded $13 million of restructuring charges and $8 million of restructuring initiative project related costs in cost of sales. In addition, in the nine-month period ended February 24, 2019, we recorded a $3 million loss related to the impact of hyperinflationary accounting for our Argentina subsidiary.

LIQUIDITY

During the nine-month period ended February 24, 2019, cash provided by operations was $2,028 million compared to $2,135 million in the same period last year. The $107 million decrease was primarily driven by a $358 million change in current assets and liabilities, partially offset by a $240 million change in non-cash restructuring, impairment, and other exit costs. The $358 million change in current assets and liabilities was primarily driven by a $336 million change in the timing of accounts payable.

Cash used by investing activities during the nine-month period ended February 24, 2019, was $408 million, compared to $425 million for the same period in fiscal 2018. Investments of $368 million in land, buildings and equipment in the nine-month period ended February 24, 2019, decreased $30 million compared to the same period a year ago. In addition, we made $49 million of other investments, primarily by our venture capital fund during the nine-month period ended February 24, 2019.

Cash used by financing activities during the nine-month period ended February 24, 2019, was $1,458 million compared to $1,570 million in the same period in fiscal 2018. We had $724 million of net debt repayments in the nine-month period ended February 24, 2019, compared to $137 million of net debt repayments in the same period a year ago. Sodiaal International (“Sodiaal”) made an additional investment of $56 million in our Yoplait SAS subsidiary during the nine-month period ended February 24, 2019. We paid $884 million of dividends in the first nine months of fiscal 2019 compared to $846 million in the same period last year. In addition, we paid $601 million in cash to repurchase common stock during the nine-month period ended February 25, 2018.

As of February 24, 2019, we had $481 million of cash and cash equivalents held in foreign jurisdictions. Historically, we have not provided deferred taxes on a significant portion of our unremitted earnings. In connection with the TCJA, we have re-evaluated our assertion and have concluded that although earnings prior to fiscal 2018 will remain permanently reinvested, we will no longer make a permanent reinvestment assertion beginning with our fiscal 2018 earnings. In fiscal 2018 we recorded a provisional estimate for local country withholding taxes related to certain entities from which we began repatriating undistributed earnings and will continue to record local country withholding taxes on all future earnings.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Feb. 24, 2019	May 27, 2018
Notes payable	$1,971.3	$1,549.8
Current portion of long-term debt	1,407.2	1,600.1
Long-term debt	11,642.6	12,668.7
Total debt	15,021.1	15,818.6
Redeemable interest	548.9	776.2
Noncontrolling interests	319.0	351.3
Stockholders’ equity	6,930.4	6,141.1
Total capital	$22,819.4	$23,087.2

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 24, 2019:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
June 2019	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.7	0.2
Total committed and uncommitted credit facilities	$3.6	$0.2

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

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. As of February 24, 2019, we recorded Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and the redemption value of its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of February 24, 2019, the redemption value of the redeemable interest was $549 million, which approximates its fair value.

During the second quarter of fiscal 2019, Sodiaal made an additional investment of $56 million in Yoplait SAS.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of February 24, 2019, we were in compliance with all of these covenants.

We have $1,407 million of long-term debt maturing in the next 12 months that is classified as current, including €300.0 million euro-denominated floating-rate notes due March 2019, $500 million of 2.2 percent notes due October 2019, and €500.0 million euro-

denominated floating-rate notes due January 2020. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

In March 2019, subsequent to the end of our fiscal third quarter, we issued €300.0 million principal amount of 0.0 percent fixed-rate notes due January 15, 2020. We may redeem the notes if certain tax laws change and we would be obligated to pay additional amounts on the notes. These notes are senior unsecured obligations that include a change of control repurchase provision. We intend to use the net proceeds, together with cash on hand, to repay our floating rate notes due March 2019.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the third quarter of fiscal 2019.

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

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of February 24, 2019, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018, with the exception of the new accounting requirements adopted in the first quarter of fiscal 2019 for presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense and net periodic postemployment benefit expense, and revenue recognition. See Note 17 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

On December 22, 2017, the TCJA was signed into law. The TCJA results in significant revisions to the U.S. corporate income tax system, including a reduction in the U.S. corporate income tax rate, implementation of a territorial system, and a one-time deemed repatriation tax on untaxed foreign earnings. The TCJA also resulted in a U.S. federal statutory tax rate of 21 percent in fiscal 2019. Generally, the impacts of the new legislation would be required to be recorded in the period of enactment, which for us was the third quarter of fiscal 2018. However, Accounting Standards Update 2018-05: Income Taxes (Topic 740) (ASU 2018-05) was issued with guidance allowing for the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA. As of February 24, 2019, we have completed our accounting for the tax effects of the TCJA. See Note 15 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

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

In February 2016, the FASB issued new accounting requirements for accounting, presentation and classification of leases. This will result in most leases being capitalized as a right of use asset with a related liability on our Consolidated Balance Sheets. The requirements of the new standard and subsequent amendments are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal 2020. The requirements of the new standard and subsequent amendments allow for either the modified retrospective transition approach, which requires application of the guidance in all comparative periods presented, or the cumulative effect adjustment approach, which requires application of the guidance at the adoption date. We are currently analyzing the impact of this standard on our results of operations and financial position by performing a comprehensive review of our lease portfolio. We are in the process of implementing lease accounting software, developing a centralized business process, and implementing corresponding controls. Based on our assessment to date, we expect this guidance will have a material impact on our Consolidated Balance Sheets due to the amount of our lease commitments but we are unable to reasonably estimate the expected financial impact at this time. We expect to adopt this guidance using the cumulative effect adjustment approach.

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

Net sales growth rates on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Feb. 24, 2019	8%	(2) pts	10%
Nine-Month Period Ended Feb. 24, 2019	7%	(2) pts	9%

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

Constant-currency total segment operating profit growth is calculated as follows:

	Percentage Change in Total Segment Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Total Segment Operating Profit on a Constant-Currency Basis
Quarter Ended Feb. 24, 2019	27%	Flat	27%
Nine-Month Period Ended Feb. 24, 2019	13%	Flat	13%

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

	Quarter Ended
	Feb. 24, 2019		Feb. 25, 2018
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$651.3	15.5%	$569.5	14.7%
Mark-to-market effects (a)	(6.5)	(0.1)%	2.8	0.1%
Restructuring charges (b)	58.6	1.4%	7.6	0.1%
Project-related costs (b)	0.1	- %	3.0	0.1%
Asset impairments (b)	1.2	- %	-	- %
Acquisition transaction and integration costs (c)	5.8	0.1%	3.5	0.1%
Divestiture loss (c)	35.4	0.9%	-	- %
Legal recovery (f)	(16.2)	(0.4)%	-	- %
Adjusted operating profit	$729.7	17.4%	$586.4	15.1%

	Nine-Month Period Ended
	Feb. 24, 2019		Feb. 25, 2018
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$1,799.8	14.2%	$1,883.8	15.9%
Mark-to-market effects (a)	36.4	0.3%	(3.5)	- %
Restructuring charges (b)	61.0	0.5%	27.3	0.2%
Project-related costs (b)	1.3	- %	8.4	0.1%
Asset impairments (b)	207.0	1.6%	-	- %
Acquisition transaction and integration costs (c)	21.3	0.1%	3.5	- %
Divestiture loss (c)	35.4	0.3%	-	- %
Hyperinflationary accounting (d)	3.2	- %	-	- %
Investment valuation adjustments (e)	(13.0)	(0.1)%	-	- %
Legal recovery (f)	(16.2)	(0.1)%	-	- %
Adjusted operating profit	$2,136.2	16.8%	$1,919.5	16.2%
(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(d)	Represents the impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in the third quarter of fiscal 2019.
(e)	Represents valuation gains on certain corporate investments.
(f)	Represents a legal recovery related to our Yoplait SAS subsidiary.

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

Our adjusted operating profit growth excluding certain items affecting comparability on a constant-currency basis is calculated as follows:

	Quarter Ended	Nine-Month Period Ended
	Feb. 24, 2019 vs.	Feb. 24, 2019 vs.
	Feb. 25, 2018	Feb. 25, 2018
Operating profit growth as reported	14 pts	(4)pts
Mark-to-market effects (a)	(2)pts	2 pts
Restructuring charges (b)	9 pts	2 pts
Project-related costs (b)	Flat	(1)pt
Asset impairments (b)	Flat	11 pts
Acquisition transaction and integration costs (c)	Flat	1 pt
Divestiture loss (c)	6 pts	2 pts
Investment valuation adjustments (d)	Flat	(1)pt
Legal recovery (e)	(3)pts	(1)pt
Adjusted operating profit growth excluding items affecting comparability	24 pts	11 pts
Foreign currency exchange impact	(1)pt	Flat
Adjusted operating profit growth, excluding items affecting comparability, on a constant-currency basis	25 pts	11 pts
(a)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(d)	Represents valuation gains on certain corporate investments.
(e)	Represents a legal recovery related to our Yoplait SAS subsidiary.

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

The reconciliation of our GAAP measure, diluted EPS, to diluted EPS excluding certain items affecting comparability and the related constant-currency growth rate follows:

	Quarter Ended			Nine-Month Period Ended
Per Share Data	Feb. 24, 2019	Feb. 25, 2018	Change	Feb. 24, 2019	Feb. 25, 2018	Change
Diluted earnings per share, as reported	$0.74	$1.62	(54)%	$1.96	$3.05	(36)%

Net tax benefit (a)	(0.01)	(0.86)		(0.01)	(0.86)

Tax adjustment (b)	-	-		-	0.07

Mark-to-market effects (c)	(0.01)	-		0.05	-

Acquisition transaction and integration costs (d)	0.01	0.02		0.03	0.02

Divestiture loss (d)	0.03	-		0.03	-

CPW restructuring charges (e)	-	-		0.01	-

Restructuring charges (f)	0.08	0.01		0.08	0.03

Project-related costs (f)	-	-		-	0.01

Asset impairments (f)	-	-		0.26	-

Investment valuation adjustments (g)	-	-		(0.01)	-

Legal recovery (h)	(0.01)	-		(0.01)	-

Diluted earnings per share, excluding certain items affecting comparability	$0.83	$0.79	5%	$2.39	$2.32	3%

Foreign currency exchange impact			(1) pt			Flat

Diluted earnings per share growth, excluding certain items affecting comparability, on a constant-currency basis			6%			3%
(a)	See Note 15 to the Consolidated Financial Statements in Part I, item 1 of this report.
(b)	Represents a prior period adjustment recorded in the second quarter of fiscal 2018.
(c)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(d)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(e)	The CPW restructuring charges are related to initiatives designed to improve profitability and growth that were approved in fiscal 2018 and 2019.
(f)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(g)	Represents valuation gains on certain corporate investments.
(h)	Represents a legal recovery related to our Yoplait SAS subsidiary.

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

After-tax earnings from joint ventures growth rates on a constant-currency basis is calculated as follows:

	Percentage Change in After- Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange	Percentage Change in After- Tax Earnings from Joint Ventures on Constant- Currency Basis
Quarter Ended Feb. 24, 2019	(29)%	3 pts	(32)%
Nine-Month Period Ended Feb. 24, 2019	(19)%	Flat	(19)%

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

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange	Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Feb. 24, 2019	(11)%	(5) pts	(6)%
Nine-Month Period Ended Feb. 24, 2019	(7)%	(3) pts	(4)%

Constant-Currency Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

Quarter Ended Feb. 24, 2019

	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	12%	Flat	12%
Europe & Australia	(11)%	(10)pts	(1)%

Nine-Month Period Ended Feb. 24, 2019

	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	4%	(1)pt	5%
Europe & Australia	(4)%	(4)pts	Flat
Asia & Latin America	65%	23 pts	42%

Effective Income Tax Rate Excluding Certain Items Affecting Comparability

We believe this measure provides useful information to investors because it is important for assessing the effective tax rate excluding certain items affecting comparability and presents the income tax effects of certain items affecting comparability.

Effective income tax rates excluding certain items affecting comparability are calculated as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 24, 2019		Feb. 25, 2018		Feb. 24, 2019		Feb. 25, 2018
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$541.9	$95.8	$503.4	$(432.5)	$1,466.1	$313.1	$1,711.7	$(29.1)
Net tax benefit (b)	-	7.2	-	503.8	-	7.2	-	503.8
Mark-to-market effects (c)	(6.5)	(1.5)	2.8	1.2	36.4	8.4	(3.5)	(1.1)
Restructuring charges (d)	58.6	12.3	7.6	0.8	61.0	12.5	27.3	6.7
Project-related costs (d)	0.1	-	3.0	0.7	1.3	0.3	8.4	2.5
Asset impairments (d)	1.2	0.3	-	-	207.0	47.7	-	-
Acquisition transaction and integration costs (e)	5.8	1.3	19.4	5.6	21.3	4.9	19.4	5.6
Divestiture loss (e)	35.4	13.6	-	-	35.4	13.6	-	-
Tax adjustment (f)	-	-	-	1.7	-	-	-	(40.5)
Hyperinflationary accounting (g)	-	-	-	-	3.2	-	-	-
Investment valuation adjustments (h)	-	-	-	-	(13.0)	(3.0)	-	-
Legal recovery (i)	(16.2)	(5.4)	-	-	(16.2)	(5.4)	-	-
As adjusted	$620.3	$123.6	$536.2	$81.3	$1,802.5	$399.3	$1,763.3	$447.9
Effective tax rate:
As reported		17.7%		(85.9%)		21.4%		(1.7%)
As adjusted		19.9%		15.2%		22.2%		25.4%
Sum of adjustment to income taxes		$27.8		$513.8		$86.2		$477.0

Average number of common shares - diluted EPS		604.5		582.7		604.0		583.2

Impact of income tax adjustments on diluted EPS excluding certain items affecting comparability		$0.04		$0.88		$0.14		$0.82
(a)	Earnings before income taxes and after-tax earnings from joint ventures.
(b)	See Note 15 to the Consolidated Financial Statements in Part 1, Item 1 of this report.
(c)	See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(d)	See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(e)	See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(f)	Represents a prior period adjustment recorded in the second quarter of fiscal 2018.
(g)	Represents the impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in the third quarter of fiscal 2019.
(h)	Represents valuation gains on certain corporate investments.
(i)	Represents a legal recovery related to our Yoplait SAS subsidiary.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of February 24, 2019 was $50 million, $18 million, $2 million, and $2 million, respectively. During the nine-month period ended February 24, 2019, the interest rate value-at-risk increased by $17 million and the foreign exchange value-at-risk decreased by $3 million, while commodity and equity value-at-risk were flat compared to these measures as of May 27, 2018. The value-at-risk for interest rate positions increased due to higher market volatility and the value-at-risk for foreign exchange positions decreased due to decreased market volatility. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 27, 2018.

Item 4.        Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 24, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 24, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended February 24, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
November 26, 2018
December 30, 2018	-	$-	-	39,509,064
December 31, 2018
January 27, 2019	6,072	38.94	6,072	39,502,992
January 28, 2019
February 24, 2019	4,126	44.24	4,126	39,498,866
Total	10,198	$41.08	10,198	39,498,866
(a)	The total number of shares purchased represents shares withheld for the payment of withholding taxes upon the distribution of deferred option units.
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

101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 24, 2019, formatted in Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date March 20, 2019	/s/ Kofi A. Bruce
Kofi A. Bruce
Vice President, Controller
(Principal Accounting Officer and Duly Authorized Officer)