Form 10-K
period 2019-05-26
GENERAL MILLS INC
filed 2019-06-28
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 26, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-01185

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

(763) 764-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value	GIS	New York Stock Exchange
Floating Rate Notes due 2020	GIS20A	New York Stock Exchange
2.100% Notes due 2020	GIS20	New York Stock Exchange
1.000% Notes due 2023	GIS23A	New York Stock Exchange
1.500% Notes due 2027	GIS27	New York Stock Exchange

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐ No ☑

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $43.37 per share as reported on the New York Stock Exchange on November 25, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter): $25,879.8 million.

Number of shares of Common Stock outstanding as of June 10, 2019: 601,959,611 (excluding 152,653,717 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

We continue to pursue our Consumer First strategy and execute against our global growth framework: 1) competing effectively on all brands and across all geographies through strong innovation, effective consumer marketing, and excellent in-store execution; 2) accelerating growth on our four differential growth platforms, which are Häagen-Dazs ice cream, snack bars, Old El Paso Mexican food, and our portfolio of natural and organic food brands; and 3) reshaping our portfolio through growth-enhancing acquisitions and divestitures. We believe executing against this growth framework should result in long-term value creation for our shareholders.

As part of our portfolio shaping strategy, in fiscal 2018, we acquired Blue Buffalo for an aggregate purchase price of $8.0 billion. We financed the transaction with a combination of $6.0 billion in debt, $1.0 billion in equity, and cash on hand. The consolidated results of Blue Buffalo are reported as our Pet operating segment on a one-month lag. In fiscal 2018, our Consolidated Statements of Earnings did not include Pet operating segment results. For further information on the acquisition of Blue Buffalo, please see Note 3 to the Consolidated Financial Statements in Item 8 of this report.

We manage and review the financial results of our business under five operating segments: North America Retail; Convenience Stores & Foodservice; Europe & Australia; Asia & Latin America; and Pet. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Item 7 of this report for a description of our segments.

We offer a variety of food products that provide great taste, nutrition, convenience, and value for consumers around the world. Our business is focused on the following large, global categories:

•	snacks, including grain, fruit and savory snacks, nutrition bars, and frozen hot snacks;

•	ready-to-eat cereal;

•	convenient meals, including meal kits, ethnic meals, pizza, soup, side dish mixes, frozen breakfast, and frozen entrees;

•	yogurt;

•	pet food;

•	super-premium ice cream;

•	baking mixes and ingredients; and

•	refrigerated and frozen dough.

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

Customers. Our primary customers are grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, e-commerce retailers, commercial and noncommercial foodservice distributors and operators, restaurants, convenience stores, and pet specialty stores. We generally sell to these customers through our direct sales force. We use broker and distribution arrangements for certain products and to serve certain types of customers. For further information on our customer credit and product return practices, please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this report. During fiscal 2019, Walmart Inc. and its affiliates (Walmart) accounted for 20 percent of our consolidated net sales and 31 percent of net sales of our North America Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. For further information on significant customers, please refer to Note 7 to the Consolidated Financial Statements in Item 8 of this report.

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

Raw materials, ingredients, and packaging. The principal raw materials that we use are grains (wheat, oats, and corn), dairy products, sugar, fruits, vegetable oils, meats, nuts, vegetables, and other agricultural products. We also use substantial quantities of carton board, corrugated, plastic and metal packaging materials, operating supplies, and energy. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. In our other international operations, inputs that are not locally available in adequate supply may be imported from other countries. The cost of these inputs may fluctuate widely due to external conditions such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, trade tariffs, and changes in governmental agricultural and energy policies and regulations. We have some long-term fixed price contracts, but the majority of our inputs are purchased on the open market. We believe that we will be able to obtain an adequate supply of needed inputs. Occasionally and where possible, we make advance purchases of items significant to our business in order to ensure continuity of operations. Our objective is to procure materials meeting both our quality standards and our production needs at price levels that allow a targeted profit margin. Since these inputs generally represent the largest variable cost in manufacturing our products, to the extent possible, we often manage the risk associated with adverse price movements for some inputs using a variety of risk management strategies. We also have a grain merchandising operation that provides us efficient access to, and more informed knowledge of, various commodity markets, principally wheat and oats. This operation holds physical inventories that are carried at net realizable value and uses derivatives to manage its net inventory position and minimize its market exposures.

RESEARCH AND DEVELOPMENT

Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business and technology areas. Research and development expenditures were $222 million in fiscal 2019 and $219 million in fiscal 2018.

TRADEMARKS AND PATENTS

Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations (set forth in italics in this report) include Annie’s, Betty Crocker, Bisquick, Blue Buffalo, BLUE Basics, BLUE Freedom, BLUE Wilderness, Bugles, Cascadian Farm, Cheerios, Chex, Cinnamon Toast Crunch, Cocoa Puffs, Cookie Crisp, EPIC, Fiber One, Food Should Taste Good, Fruit by the Foot, Fruit Gushers, Fruit Roll-Ups, Gardetto’s, Go-Gurt, Gold Medal, Golden Grahams, Häagen-Dazs, Helpers, Jeno’s, Jus-Rol, Kitano, Kix, Lärabar, Latina, Liberté, Lucky Charms, Muir Glen, Nature Valley, Oatmeal Crisp, Old El Paso, Pillsbury, Progresso, Raisin Nut Bran, Total, Totino’s, Trix, Wanchai Ferry, Wheaties, Yoki, and Yoplait. We protect these marks as appropriate through registrations in the United States and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely for as long as the trademarks are in use.

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

Our cereal trademarks are licensed to CPW and may be used in association with the Nestlé trademark. Nestlé licenses certain of its trademarks to CPW, including the Nestlé and Uncle Toby’s trademarks. The Häagen-Dazs trademark is licensed royalty-free and exclusively to Nestlé for ice cream and other frozen dessert products in the United States and Canada. The Häagen-Dazs trademark is also licensed to HDJ. The Pillsbury brand and the Pillsbury Doughboy character are subject to an exclusive, royalty-free license that was granted to a third party and its successors in the dessert mix and baking mix categories in the United States and under limited circumstances in Canada and Mexico.

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

BACKLOG

Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of May 26, 2019, was not material.

WORKING CAPITAL

A description of our working capital is included in the Liquidity section of MD&A in Item 7 of this report. Our product return practices are described in Note 2 to the Consolidated Financial Statements in Item 8 of this report.

EMPLOYEES

As of May 26, 2019, we had approximately 40,000 full- and part-time employees.

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

ENVIRONMENTAL MATTERS

As of May 26, 2019, we were involved with two active cleanup sites associated with the alleged or threatened release of hazardous substances or wastes located in Minneapolis, Minnesota and Moonachie, New Jersey.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The section below provides information regarding our executive officers as of June 27, 2019:

Richard C. Allendorf, age 58, is General Counsel and Secretary. Mr. Allendorf joined General Mills in 2001 from The Pillsbury Company. He was promoted to Vice President, Deputy General Counsel in 2010, first overseeing the legal affairs of the U.S. Retail segment and Consumer Food Sales and then, in 2012, overseeing the legal affairs of the International segment and Global Ethics and Compliance. He was named to his present position in February 2015. Prior to joining General Mills, he practiced law with the Shearman and Sterling and Mackall, Crounse and Moore law firms. He was in finance with General Electric prior to his legal career.

Jodi Benson, age 54, is Chief Innovation, Technology and Quality Officer. Ms. Benson joined General Mills in 2001 from The Pillsbury Company. She held a variety of positions before becoming the leader of our One Global Dairy Platform from 2011 to March 2016. She was named Vice President for our International business segment from April 2016 to March 2017, and Vice President of the Global Innovation, Technology, and Quality Capabilities Group from April 2017 to July 2018. She was named to her current position in August 2018.

William W. Bishop, Jr., age 48, is Group President, Pet. Mr. Bishop joined General Mills from Blue Buffalo in April 2018. Prior to joining General Mills, Mr. Bishop served as Chief Executive Officer of Blue Buffalo since January 2017. From 2003 until January 2017, Mr. Bishop served as Chief Operating Officer of Blue Buffalo and was named President in 2012. He co-founded Blue Buffalo in 2002. He was named to his present position in April 2018.

Kofi A. Bruce, age 49, is Vice President, Controller. Mr. Bruce joined General Mills in 2009 as Vice President, Treasurer after serving in a variety of senior management positions with Ecolab and Ford Motor Company. He served as Treasurer until 2010 when he was named Vice President, Finance for Yoplait. Mr. Bruce reassumed his role as Vice President, Treasurer from 2012 until July 2014 when he was named Vice President, Finance for Convenience Stores & Foodservice. He served in that role until he was named to his present position in August 2017.

John R. Church, age 53, is Chief Supply Chain Officer and Global Business Solutions Officer. Mr. Church joined General Mills in 1988 as a Product Developer in the Big G cereals division and held various positions before becoming Vice President, Engineering in 2003. In 2005, his role was expanded to include development of the Company’s strategy for the global sourcing of raw materials and manufacturing capabilities. He was named Vice President, Supply Chain Operations in 2007, Senior Vice President, Supply Chain in 2008, Executive Vice President, Supply Chain in 2013, and to his present position in June 2017.

Jeffrey L. Harmening, age 52, is Chairman of the Board and Chief Executive Officer. Mr. Harmening joined General Mills in 1994 and served in various marketing roles in the Betty Crocker, Yoplait, and Big G cereal divisions. He was named Vice President, Marketing for CPW in 2003 and Vice President of the Big G cereal division in 2007. In 2011, he was promoted to Senior Vice President for the Big G cereal division. Mr. Harmening was appointed Senior Vice President, Chief Executive Officer of CPW in 2012. Mr. Harmening returned from CPW in 2014 and was named Executive Vice President, Chief Operating Officer, U.S. Retail. He became President, Chief Operating Officer in July 2016. He was named Chief Executive Officer in June 2017 and Chairman of the Board in January 2018. Mr. Harmening is a director of The Toro Company.

Donal L. Mulligan, age 58, is Chief Financial Officer. Mr. Mulligan joined General Mills in 2001 from The Pillsbury Company. He served as Vice President, Financial Operations for our International division until 2004, when he was named Vice President, Financial Operations for Operations and Technology. Mr. Mulligan was appointed Treasurer in 2006 and Senior Vice President, Financial Operations in 2007. He was elected to his present position in 2007. From 1987 to 1998, he held several international positions at PepsiCo, Inc. and YUM! Brands, Inc. Mr. Mulligan is a director of Tennant Company.

Jon J. Nudi, age 49, is Group President, North America Retail. Mr. Nudi joined General Mills in 1993 as a Sales Representative and held a variety of roles in Consumer Foods Sales. In 2005, he moved into marketing roles in the Meals division and was elected Vice President in 2007. Mr. Nudi was named Vice President; President, Snacks, in 2010, Senior Vice President, President, Europe/Australasia in 2014, and Senior Vice President; President, U.S. Retail in September 2016. He was named to his present position in January 2017.

Shawn P. O’Grady, age 55, is Group President, Convenience Stores & Foodservice and Chief Revenue Development Officer. Mr. O’Grady joined General Mills in 1990 and held several marketing roles in the Snacks, Meals, and Big G cereal divisions. He was promoted to Vice President in 1998 and held marketing positions in the Betty Crocker and Pillsbury USA divisions. In 2004, he moved into Consumer Foods Sales, becoming Vice

President, President, U.S. Retail Sales in 2007, Senior Vice President, President, Consumer Foods Sales Division in 2010, and Senior Vice President, President, Sales & Channel Development in 2012. He was named to his current position in January 2017.

Ivan Pollard, age 56, is Global Chief Marketing Officer. Mr. Pollard assumed his current role in July 2017 when he joined General Mills from The Coca-Cola Company. At Coca-Cola, from 2011 to 2014, Mr. Pollard served as Vice President, Global Connections until he was promoted to Senior Vice President, Strategic Marketing, a role he held until June 2017. Prior to joining The Coca-Cola Company, Mr. Pollard was a global partner at Naked Communications, a connections planning company. His prior communications planning experience included work at the BMP, DDP Needham, and Wieden+Kennedy advertising agencies.

Bethany Quam, age 48, is Group President, Europe & Australia. Ms. Quam joined General Mills in 1993 and held a variety of positions before becoming Vice President, Strategic Planning in 2007. She was promoted to Vice President, Field Sales, Channels in 2012, Vice President; President, Convenience Stores & Foodservice in 2014, and Senior Vice President; President, Europe & Australia in August 2016. She was named to her current position in January 2017.

Sean Walker age 53, is Group President, Asia & Latin America. Mr. Walker joined General Mills in 1989 and held a variety of positions before becoming Vice President, President of Latin America in 2009. He was named Senior Vice President, President Latin America in 2012 and Senior Vice President, Corporate Strategy in September 2016. He was named to his current position in February 2019.

Jacqueline Williams-Roll, age 50, is Chief Human Resources Officer. Ms. Williams-Roll joined General Mills in 1995. She held human resources leadership roles in Supply Chain, Finance, Marketing, and Organization Effectiveness, and she also worked a large part of her career on businesses outside of the United States. She was named Vice President, Human Resources, International in 2010, and then promoted to Senior Vice President, Human Resources Operations in 2013. She was named to her present position in September 2014. Prior to joining General Mills, she held sales and management roles with Jenny Craig International.

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

There has been significant consolidation in the grocery industry, resulting in customers with increased purchasing power. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability and volume growth could be negatively impacted. In addition, the loss of any large customer could adversely affect our sales and profits. In fiscal 2019, Walmart accounted for 20 percent of our consolidated net sales and 31 percent of net sales of our North America Retail segment. PetSmart and Petco accounted for 36 percent and 14 percent, respectively, of our Pet segment’s net sales in fiscal 2019. National pet superstore chains have experienced reduced store traffic. If national pet superstore chains continue to experience reduced store traffic, or experience any operational difficulties, our Pet segment operating results may be adversely affected. For more information on significant customers, please see Note 7 to the Consolidated Financial Statements in Item 8 of this report.

Price changes for the commodities we depend on for raw materials, packaging, and energy may adversely affect our profitability.

The principal raw materials that we use are commodities that experience price volatility caused by external conditions such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, trade tariffs, and changes in governmental agricultural and energy policies and regulations. Commodity price changes may result in unexpected increases in raw material, packaging, and energy costs. If we are unable to increase productivity to offset these increased costs or increase our prices, we may experience reduced margins and profitability. We do not fully hedge against changes in commodity prices, and the risk management procedures that we do use may not always work as we intend.

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

Our future success and earnings growth depend in part on our ability to be efficient in the production and manufacture of our products in highly competitive markets. Gaining additional efficiencies may become more difficult over time. Our failure to reduce costs through productivity gains or by eliminating redundant costs resulting from acquisitions or divestitures could adversely affect our profitability and weaken our competitive position. Many productivity initiatives involve complex reorganization of manufacturing facilities and production lines. Such manufacturing realignment may result in the interruption of production, which may negatively impact product volume and margins. We periodically engage in restructuring and cost savings initiatives designed to increase our efficiency and reduce expenses. If we are unable to execute those initiatives as planned, we may not realize all or any of the anticipated benefits, which could adversely affect our business and results of operations.

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

Our success depends in part on our ability to anticipate the tastes, eating habits, and purchasing behaviors of consumers and to offer products that appeal to their preferences in channels where they shop. Consumer preferences and category-level consumption may change from time to time and can be affected by a number of different trends and other factors. If we fail to anticipate, identify or react to these changes and trends, such as adapting to emerging e-commerce channels, or to introduce new and improved products on a timely basis, we may experience reduced demand for our products, which would in turn cause our revenues and profitability to suffer. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of ingredients such as sodium, trans fats, genetically modified organisms, sugar, processed wheat, or other product ingredients or attributes.

We may be unable to grow our market share or add products that are in faster growing and more profitable categories.

The food industry’s growth potential is constrained by population growth. Our success depends in part on our ability to grow our business faster than populations are growing in the markets that we serve. One way to achieve that growth is to enhance our portfolio by adding innovative new products in faster growing and more profitable categories. Our future results will also depend on our ability to increase market share in our existing product categories. If we do not succeed in developing innovative products for new and existing categories, our growth and profitability could be adversely affected.

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

In fiscal 2019, 26 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

•	political and economic instability;
•	exchange controls and currency exchange rates;
•	tariffs on products and ingredients that we import and export;
•	nationalization of operations;
•	compliance with anti-corruption regulations;
•	uncertainty relating to the United Kingdom’s planned exit from the European Union;
•	foreign tax treaties and policies; and
•	restriction on the transfer of funds to and from foreign countries, including potentially negative tax consequences.

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

As of May 26, 2019, we had total debt, redeemable interests, and noncontrolling interests of $15.4 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:

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

From time to time, we issue variable rate securities based on interbank offered rates (IBORs) and enter into interest rate swaps that contain a variable element based on an IBOR. There is currently uncertainty whether certain IBORs will continue to be available after 2021. If certain IBORs cease to be available, we may need to amend affected agreements, and we cannot predict what alternative index would be negotiated with our counterparties and security holders. As a result, our interest expense could increase and our available cash flow for general corporate requirements may be adversely affected.

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

As of May 26, 2019, we had $20.6 billion of goodwill and indefinite-lived intangible assets. Goodwill for each of our reporting units is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of the reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. Our Latin America and U.S. Yogurt reporting units have experienced declining business performance and we continue to monitor these businesses. While we currently believe that our goodwill is not impaired, different assumptions regarding the future performance of our businesses could result in significant impairment losses.

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

Our indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs including projected revenues from our long-range plan, assumed royalty rates which could be payable if we did not own the brands, and a discount rate. Our Pillsbury, Yoki, and Progresso brands have experienced declining business performance, and we continue to monitor these businesses. For further information on goodwill and intangible assets, please refer to Note 6 to the Consolidated Financial Statements in Item 8 of this report.

We may fail to realize all of the anticipated benefits of the Blue Buffalo acquisition or those benefits may take longer to realize than expected.

Our ability to realize the anticipated benefits of the Blue Buffalo acquisition will depend, to a large extent, on our ability to integrate Blue Buffalo, which is a complex, costly, and time-consuming process. We had not operated in the pet food sector prior to the acquisition of Blue Buffalo and our lack of experience in this sector may hinder our ability to manage Blue Buffalo successfully following the acquisition.

The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Blue Buffalo acquisition could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition, and results of operations.

In addition, the integration of Blue Buffalo may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers and other business relationships. Additional integration challenges include:

•	diversion of management’s attention to integration matters;
•	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the acquisition;

•	difficulties in the integration of operations and systems;
•	difficulties in conforming standards, controls, procedures, and accounting and other policies, business cultures, and compensation structures;
•	difficulties in the assimilation of employees;
•	challenges in keeping existing customers and obtaining new customers;
•	difficulties in building and operating new and existing manufacturing facilities;
•	challenges in attracting and retaining key personnel;
•	the impact of potential liabilities we may be inheriting from Blue Buffalo; and
•	coordinating a geographically dispersed organization.

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

The business, prospects, and financial performance of Blue Buffalo are subject to certain risks and uncertainties. We may not be able to maintain the growth rate, levels of revenue, earnings, or operating efficiency that we and Blue Buffalo have achieved or might achieve separately. Our failure to do so could have a material adverse effect on our financial condition and results of operations. When we acquired Blue Buffalo in fiscal 2018, we recorded significant brand intangible and goodwill assets at fair value based on, among other things, our projections of Blue Buffalo’s financial performance. Our failure to meet or exceed our projections could have a material adverse effect on our financial condition and results of operations, including a material impairment to our intangible assets.

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

As of May 26, 2019, we operated 51 facilities for the production of a wide variety of food products. Of these facilities, 26 are located in the United States (1 of which is leased), 4 in the Greater China region, 2 in the Asia/Middle East/Africa Region (1 of which is leased), 3 in Canada (2 of which are leased), 8 in Europe/Australia, and 8 in Latin America and Mexico. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

North America Retail

•	Carson, California
•	St. Hyacinthe, Canada
•	Covington, Georgia
•	Belvidere, Illinois
•	Geneva, Illinois
•	Cedar Rapids, Iowa
•	Irapuato, Mexico
•	Reed City, Michigan
•	Fridley, Minnesota
•	Hannibal, Missouri
•	Albuquerque, New Mexico
•	Buffalo, New York
•	Cincinnati, Ohio
•	Wellston, Ohio
•	Murfreesboro, Tennessee
•	Milwaukee, Wisconsin

Convenience Stores & Foodservice

•	Chanhassen, Minnesota
•	Joplin, Missouri

Europe & Australia

•	Rooty Hill, Australia
•	Arras, France
•	Labatut, France
•	Le Mans, France
•	Moneteau, France
•	Vienne, France
•	Inofita, Greece
•	San Adrian, Spain

Asia & Latin America

•	Cambara, Brazil
•	Campo Novo do Pareceis, Brazil
•	Nova Prata, Brazil
•	Paranavai, Brazil
•	Pouso Alegre, Brazil
•	Recife, Brazil
•	Ribeirao Claro, Brazil
•	Guangzhou, China
•	Nanjing, China
•	Sanhe, China
•	Shanghai, China
•	Nashik, India
•	Anseong-si, South Korea

Pet

•	Joplin, Missouri
•	Richmond, Indiana

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

As part of our Häagen-Dazs business in our Europe & Australia and Asia & Latin America segments, we operate 525 (all leased) and franchise 365 branded ice cream parlors in various countries around the world, all outside of the United States and Canada.

ITEM 3    Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 26, 2019, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4    Mine Safety Disclosures

None.

PART II

ITEM 5    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of  Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “GIS.” On June 10, 2019, there were approximately 29,000 record holders of our common stock.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 26, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
February 25, 2019-
March 31, 2019	250	$47.22	250	39,498,616
April 1, 2019-
April 28, 2019	8,032	50.99	8,032	39,490,584
April 29, 2109-
May 26, 2019	-	-	-	39,490,584
Total	8,282	$50.88	8,282	39,490,584
(a)	The total number of shares purchased includes shares of common stock withheld for the payment of withholding taxes upon the distribution of deferred option units.
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

ITEM 6    Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 26, 2019:

In Millions, Except Per Share Data, Percentages and Ratios	Fiscal Year
	2019 (a)	2018	2017	2016	2015 (b)
Operating data:
Net sales	$16,865.2	$15,740.4	$15,619.8	$16,563.1	$17,630.3
Gross margin (c) (d)	5,756.8	5,435.6	5,567.8	5,843.3	5,967.8
Selling, general, and administrative expenses (d)	2,935.8	2,850.1	2,888.8	3,141.4	3,389.9
Operating profit (d)	2,515.9	2,419.9	2,492.1	2,719.1	2,071.8
Net earnings attributable to General Mills	1,752.7	2,131.0	1,657.5	1,697.4	1,221.3
Advertising and media expense	601.6	575.9	623.8	754.4	823.1
Research and development expense	221.9	219.1	218.2	222.1	229.4
Average shares outstanding:
Diluted	605.4	585.7	598.0	611.9	618.8
Earnings per share:
Diluted	$2.90	$3.64	$2.77	$2.77	$1.97
Adjusted diluted (c) (e)	$3.22	$3.11	$3.08	$2.92	$2.86
Operating ratios:
Gross margin as a percentage of net sales (d)	34.1%	34.5%	35.6%	35.3%	33.8%
Selling, general, and administrative expenses as a percentage of net sales (d)	17.4%	18.1%	18.5%	19.0%	19.2%
Operating profit as a percentage of net sales (d)	14.9%	15.4%	16.0%	16.4%	11.8%
Adjusted operating profit as a percentage of net sales (c) (d) (e)	16.9%	16.6%	17.6%	16.8%	15.7%
Effective income tax rate	17.7%	2.7%	28.8%	31.4%	33.3%
Balance sheet data:
Land, buildings, and equipment	$3,787.2	$4,047.2	$3,687.7	$3,743.6	$3,783.3
Total assets	30,111.2	30,624.0	21,812.6	21,712.3	21,832.0
Long-term debt, excluding current portion	11,624.8	12,668.7	7,642.9	7,057.7	7,575.3
Total debt (c)	14,490.0	15,818.6	9,481.7	8,430.9	9,191.5
Cash flow data:
Net cash provided by operating activities (f)	$2,807.0	$2,841.0	$2,415.2	$2,764.2	$2,648.5
Capital expenditures	537.6	622.7	684.4	729.3	712.4

Free cash flow (c)	2,269.4	2,218.3	1,730.8	2,034.9	1,936.1
Share data:
Cash dividends per common share	$1.96	$1.96	$1.92	$1.78	$1.67
(a)	In fiscal 2018, we acquired Blue Buffalo. Please see Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(b)	Fiscal 2015 was a 53-week year; all other fiscal years were 52 weeks.
(c)	Please see “Glossary” in Item 8 of this report for definition.
(d)

In the first quarter of fiscal 2019, we retrospectively adopted new accounting requirements related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense, and net periodic postemployment benefit expense. Please see Note 2 to the Consolidated Financial Statements in Item 8 of this report.

(e)	Please see “Non-GAAP Measures” in Item 7 of this report for our discussion of this measure not defined by generally accepted accounting principles.
(f)

In fiscal 2018, we retrospectively adopted new requirements for the accounting and presentation of stock-based payments. Please see Note 2 to the Consolidated Financial Statements in Item 8 of this report.

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

Our fundamental financial goal is to generate superior returns for our shareholders over the long term. We believe that increases in organic net sales, adjusted operating profit, adjusted earnings per share (EPS), free cash flow, and cash return to shareholders are key drivers of financial performance for our business.

Our long-term growth objectives are to consistently deliver:

•	low single-digit annual growth in organic net sales;
•	mid single-digit annual growth in adjusted operating profit;
•	high single-digit annual growth in adjusted diluted EPS;
•	free cash flow conversion averaging above 95 percent of adjusted net earnings after tax; and
•	cash return to shareholders averaging above 90 percent of free cash flow, including an attractive dividend yield.

We continue to pursue our Consumer First strategy and execute against our global growth framework: 1) competing effectively on all brands and across all geographies through strong innovation, effective consumer marketing, and excellent in-store execution; 2) accelerating growth on our four differential growth platforms, which are Häagen-Dazs ice cream, snack bars, Old El Paso Mexican food, and our portfolio of natural and organic food brands; and 3) reshaping our portfolio through growth-enhancing acquisitions and divestitures, including the acquisition of Blue Buffalo. By focusing on this growth framework, we expect to generate financial performance consistent with the long-term growth objectives listed above, which we believe should result in long-term value creation for our shareholders.

In fiscal 2019 we executed well and met or exceeded each of our key full-year financial targets, including organic net sales growth and constant-currency growth in net sales, adjusted operating profit, and adjusted diluted EPS. Relative to fiscal 2018, we improved our net sales performance in U.S. Yogurt and our emerging market businesses, we increased our contributions from innovation, we stabilized our distribution trends in the U.S., and we generated greater benefits from net price realization and mix through our Strategic Revenue Management capability. These results were partially offset by challenging performance for U.S. snack bars, leaving our organic net sales growth at the low end of the range outlined in our initial annual targets.

We successfully transitioned Blue Buffalo into the General Mills portfolio in fiscal 2019, achieving our goals of double-digit pro forma growth in net sales and segment operating profit excluding the impact of purchase accounting. The combination of record-level Holistic Margin Management (HMM) savings, increased benefits from net price realization and mix, and strong cost management drove growth in constant-currency adjusted operating profit and adjusted diluted EPS ahead of our initial targets. Finally, we continued to maintain a disciplined focus on cash, resulting in another year of strong free cash flow conversion.

Our consolidated net sales for fiscal 2019 rose 7 percent to $16.9 billion. On an organic basis, net sales essentially matched year-ago levels. Operating profit of $2.5 billion increased 4 percent. Adjusted operating profit of $2.8 billion increased 9 percent and increased 10 percent on a constant-currency basis. Diluted EPS of $2.90 was down 20 percent compared to fiscal 2018 results. Adjusted diluted EPS was up 4 percent to $3.22 per share and increased 4 percent on a constant-currency basis (See the “Non-GAAP Measures” section below for a description of our use of measures not defined by generally accepted accounting principles (GAAP)).

Net cash provided by operations totaled $2.8 billion in fiscal 2019 representing a conversion rate of 157 percent of net earnings, including earnings attributable to redeemable and noncontrolling interests. This cash generation supported capital investments totaling $538 million, and our resulting free cash flow was $2.3 billion at a conversion rate of 115 percent of adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests. We also returned cash to shareholders through dividends totaling $1.2 billion and reduced total debt outstanding by $1.3 billion.

A detailed review of our fiscal 2019 performance compared to fiscal 2018 appears below in the section titled “Fiscal 2019 Consolidated Results of Operations.” A detailed review of our fiscal 2018 performance compared to our fiscal 2017 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended May 27, 2018 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2018 Results of Consolidated Operations.”

In fiscal 2020, our plans include continued strong innovation and investments in capabilities and brand building to accelerate our topline growth, efficiency initiatives to maintain our strong margins, and a disciplined focus on cash to further reduce our leverage. We remain confident that executing our Consumer First strategy and our Compete, Accelerate, and Reshape growth framework will drive sustainable, profitable growth and attractive long-term returns for our shareholders.

Our key full-year fiscal 2020 targets are summarized below:

•	Organic net sales are expected to increase 1 to 2 percent.
•

Constant-currency adjusted operating profit is expected to increase 2 to 4 percent from the base of $2.8 billion reported in fiscal 2019. Benefit of the 53rd week in fiscal 2020 will be reinvested in capabilities and brand-building initiatives to drive improvement in our organic net sales growth rate in 2020 and beyond.

•	Constant-currency adjusted diluted EPS are expected to increase 3 to 5 percent from the base of $3.22 earned in fiscal 2019.
•	Free cash flow conversion is expected to be at least 95 percent of adjusted after-tax earnings.

See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

Certain terms used throughout this report are defined in a glossary in Item 8 of this report.

FISCAL 2019 CONSOLIDATED RESULTS OF OPERATIONS

In fiscal 2018, we acquired Blue Buffalo, which became our Pet operating segment. We are reporting the Pet operating segment results on a one-month lag and, accordingly, our fiscal 2018 results did not include Pet segment operating results.

In fiscal 2019, net sales increased 7 percent compared to last year, primarily reflecting the addition of Blue Buffalo. Organic net sales were flat in the fiscal year ended May 26, 2019. Operating profit margin of 14.9 percent was down 50 basis points from year-ago levels primarily driven by impairment charges recorded for certain intangible and manufacturing assets and unfavorable mark-to-market valuation of certain commodity positions. Adjusted operating profit margin increased 30 basis points to 16.9 percent, primarily driven by lower selling, general, and administrative expenses in our North America Retail segment and the addition of Blue Buffalo, partially offset by higher input costs. Diluted earnings per share of $2.90 decreased 20 percent primarily driven by a one-time benefit recorded in fiscal 2018 related to the Tax Cuts and Jobs Act (TCJA). Adjusted diluted earnings per share of $3.22 increased 4 percent on a constant-currency basis (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for fiscal 2019 follows:

Fiscal 2019	In millions, except per share	Fiscal 2019 vs. Fiscal 2018	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$16,865.2	7%		9%
Operating profit	2,515.9	4%	14.9%
Net earnings attributable to General Mills	1,752.7	(18) %
Diluted EPS	$2.90	(20) %

Organic net sales growth rate (a)		Flat
Adjusted operating profit (a)	2,858.0	9%	16.9%	10%
Adjusted diluted EPS (a)	$3.22	4%		4%

(a)	See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Fiscal 2019	Fiscal 2019 vs. Fiscal 2018	Fiscal 2018
Net sales (in millions)	$16,865.2	7%	$15,740.4

Contributions from volume growth (a)		5 pts
Net price realization and mix		4 pts
Foreign currency exchange		(2)pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 7 percent increase in net sales in fiscal 2019 reflects the addition of Blue Buffalo, favorable net price realization and mix across all other segments, and higher contributions from volume growth in the Asia & Latin America segment, partially offset by lower contributions from volume growth in the North America Retail, Europe & Australia, and Convenience Stores & Foodservice segments.

Components of organic net sales growth are shown in the following table:

Fiscal 2019 vs. Fiscal 2018
Contributions from organic volume growth (a)	(2)pts
Organic net price realization and mix	2 pts

Organic net sales growth	Flat
Foreign currency exchange	(2)pts
Acquisition and divestitures	9 pts

Net sales growth	7 pts

(a)	Measured in tons based on the stated weight of our product shipments.

Organic net sales in fiscal 2019 were flat compared to fiscal 2018, as favorable organic net price realization and mix was offset by declining contributions from organic volume growth.

Cost of sales increased $804 million in fiscal 2019 to $11,108 million. The increase was driven by a $503 million increase due to higher volume and a $194 million increase attributable to product rate and mix, including the impact of the Blue Buffalo acquisition. In fiscal 2019, we recorded a $53 million charge related to the fair value adjustment of inventory acquired in the Blue Buffalo acquisition. We recorded a $36 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories compared to a net decrease of $32 million in fiscal 2018 (please see Note 7 to the Consolidated Financial Statements in Item 8 of this report). In fiscal 2019, we recorded $10 million of restructuring charges in cost of sales compared to $14 million in fiscal 2018. We also recorded $1 million of restructuring initiative project-related costs in cost of sales in fiscal 2019 compared to $11 million in fiscal 2018 (please see Note 4 to the Consolidated Financial Statements in Item 8 of this report for additional information).

Gross margin increased 6 percent in fiscal 2019 versus fiscal 2018. Gross margin as a percent of net sales of 34.1 percent decreased 40 basis points compared to fiscal 2018.

Selling, general and administrative (SG&A) expenses increased $86 million to $2,936 million in fiscal 2019 compared to fiscal 2018. The increase in SG&A expenses primarily reflects the addition of Blue Buffalo, partially offset by a decrease in media and advertising expense. SG&A expenses as a percent of net sales in fiscal 2019 decreased 70 basis points compared to fiscal 2018.

Divestitures loss totaled $30 million in fiscal 2019. In fiscal 2019, we sold our La Salteña fresh pasta and refrigerated dough business in Argentina, and recorded a pre-tax loss of $35 million. We also sold our yogurt business in China and simultaneously entered into a new Yoplait license agreement with the purchaser for their use of the Yoplait brand. We recorded a pre-tax gain of $5 million.

Restructuring, impairment, and other exit costs totaled $275 million in fiscal 2019 compared to $166 million in fiscal 2018.

In fiscal 2019, as a result of lower sales projections in our long range plans for the businesses supporting our Progresso, Food Should Taste Good, and Mountain High brand intangible assets, we recorded $193 million of impairment charges related to these brand intangible assets (please see Note 6 to the Consolidated Financial Statements in Item 8 of this report for additional information).

In addition, in fiscal 2019, we recorded a $15 million charge related to the impairment of certain manufacturing assets in our North America Retail and Asia & Latin America segments.

Charges associated with our restructuring initiatives recognized in fiscal 2019 consisted of the following:

Expense, in Millions
Targeted actions in global supply chain	$80.2
Charges associated with restructuring actions previously announced	(2.6)

Total (a)	$77.6

(a)	Includes restructuring charges recorded in cost of sales of $9.9 million.

In fiscal 2019, we approved restructuring actions to drive efficiencies in targeted areas of our global supply chain. In connection with these actions we recorded $80 million of restructuring charges, consisting of $23 million of severance expense and $57 million of other costs, primarily asset write-offs. Four of our operating segments were affected by these actions including $54 million related to our North America Retail segment, $13 million related to our Asia & Latin America segment, $12 million related to our Europe & Australia segment, and $1 million related to our Pet segment. We expect these actions to be completed by the end of fiscal 2022.

We spent $49 million of cash related to restructuring initiatives in fiscal 2019.

Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report for additional information.

Benefit plan non-service income totaled $88 million in fiscal 2019 compared to $89 million in fiscal 2018 (please see to Note 2 to the Consolidated Financial Statements in Item 8 of this report for additional information).

Interest, net for fiscal 2019 totaled $522 million, $148 million higher than fiscal 2018, primarily driven by higher debt levels due to financing for the Blue Buffalo acquisition.

Our effective tax rate for fiscal 2019 was 17.7 percent compared to 2.7 percent in fiscal 2018. The 15.0 percentage point increase reflects the lower statutory rate in fiscal 2019 being more than offset by the impact of the one-time, provisional net benefit of $524 million recorded in fiscal 2018 related to the TCJA. Our adjusted effective tax rate was 21.8 percent in fiscal 2019 compared to 25.7 percent in fiscal 2018 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 3.9 percentage point decrease in the adjusted effective tax rate was primarily due to the net benefits associated with the TCJA, partially offset by the change in earnings mix by jurisdiction.

The TCJA includes provisions affecting our fiscal 2019 effective tax rate, including but not limited to: a reduction in the U.S. corporate tax rate on domestic operations to 21 percent; a provision that taxes U.S. allocated expenses and certain income from foreign operations (GILTI); a limitation on deductible interest expense; the repeal of the domestic manufacturing deduction; and a limitation on the deductibility of certain executive compensation. In fiscal 2019, we completed our accounting for the tax effects of the TCJA and recorded a benefit of $7 million which included adjustments to the transition tax and the measurement of our net U.S. deferred tax liability.

After-tax earnings from joint ventures decreased $13 million to $72 million in fiscal 2019 compared to fiscal 2018, primarily driven by our $11 million after-tax share of restructuring charges at CPW, and lower net sales and higher input costs for HDJ. On a constant-currency basis, after-tax earnings from joint ventures decreased 14 percent, including the CPW restructuring charge (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Fiscal 2019 vs. Fiscal 2018	CPW	HDJ	Total
Contributions from volume growth (a)	(1) pt	(3) pts
Net price realization and mix	2 pts	(4) pts

Net sales growth in constant currency	1 pt	(7) pts	(1) pt
Foreign currency exchange	(6) pts	(1) pt	(5) pts

Net sales growth	(5) pts	(8) pts	(6) pts

(a)	Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 20 million in fiscal 2019 from fiscal 2018 due to the impact of the fiscal 2018 share issuance to partially fund the acquisition of Blue Buffalo and option exercises.

RESULTS OF SEGMENT OPERATIONS

Our businesses are organized into five operating segments: North America Retail; Convenience Stores & Foodservice; Europe & Australia; Asia & Latin America; and Pet. We are reporting the Pet operating segment results on a one-month lag and, accordingly, our fiscal 2018 results did not include Pet segment operating results.

The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal 2019 and 2018:

	Fiscal Year
	2019		2018
In Millions	Dollars	Percent of Total	Dollars	Percent of Total

Net Sales
North America Retail	$9,925.2	59%	$10,115.4	64%
Convenience Stores & Foodservice	1,969.1	12	1,930.2	12
Europe & Australia	1,886.7	11	1,984.6	13
Asia & Latin America	1,653.3	10	1,710.2	11
Pet	1,430.9	8	-	-

Total	$16,865.2	100%	$15,740.4	100%

Segment Operating Profit
North America Retail	$2,277.2	72%	$2,217.4	80%
Convenience Stores & Foodservice	419.5	13	392.6	14
Europe & Australia	123.3	4	142.1	5
Asia & Latin America	72.4	2	39.6	1
Pet	268.4	9	-	-

Total	$3,160.8	100%	$2,791.7	100%

Segment operating profit as reviewed by our executive management excludes unallocated corporate items, net gain/loss on divestitures, and restructuring, impairment, and other exit costs that are centrally managed.

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

North America Retail net sales were as follows:

	Fiscal 2019	Fiscal 2019 vs. 2018 Percentage Change	Fiscal 2018
Net sales (in millions)	$9,925.2	(2) %	$10,115.4
Contributions from volume growth (a)		(3)pts
Net price realization and mix		2 pts
Foreign currency exchange		(1)pt
(a)	Measured in tons based on the stated weight of our product shipments.

The 2 percent decrease in North America Retail net sales for fiscal 2019 was driven by a decrease in contributions from volume growth and unfavorable foreign currency exchange, partially offset by an increase in net price realization and mix.

The components of North America Retail organic net sales growth are shown in the following table:

Fiscal 2019 vs. 2018 Percentage Change
Contributions from organic volume growth (a)	(2)pts
Organic net price realization and mix	1 pt
Organic net sales growth	(1)pt
Foreign currency exchange	(1)pt
Divestiture (b)	Flat
Net sales growth	(2)pts
(a)	Measured in tons based on the stated weight of our product shipments.
(b)	Related to the divestiture of North American Green Giant product lines.

North America Retail organic net sales decreased 1 percent in fiscal 2019 compared to fiscal 2018, driven by a decrease in contributions from organic volume growth partially offset by favorable organic net price realization and mix.

Net sales for our North America Retail operating units are shown in the following table:

In Millions	Fiscal 2019	Fiscal 2019 vs. 2018 Percentage Change	Fiscal 2018
U.S. Meals & Baking	$ 3,839.8	(1)%	$ 3,865.7
U.S. Cereal	2,255.4	Flat	2,251.8
U.S. Snacks	2,060.9	(4)%	2,140.5
U.S. Yogurt and Other	906.7	(2)%	927.4
Canada (a)	862.4	(7)%	930.0
Total	$ 9,925.2	(2)%	$ 10,115.4
(a)	On a constant currency basis, Canada operating unit net sales decreased 4 percent in fiscal 2019. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Segment operating profit increased 3 percent to $2,277 million in fiscal 2019, compared to $2,217 million in fiscal 2018, primarily driven by lower SG&A expenses, partially offset by lower contributions from volume growth. Segment operating profit increased 3 percent on a constant-currency basis in fiscal 2019 compared to fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

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

Convenience Stores & Foodservice net sales were as follows:

	Fiscal 2019	Fiscal 2019 vs. 2018 Percentage Change	Fiscal 2018
Net sales (in millions)	$1,969.1	2%	$1,930.2
Contributions from volume growth (a)		(2)pts
Net price realization and mix		4 pts
(a)	Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales increased 2 percent in fiscal 2019, driven by favorable net price realization and mix partially offset by a decrease in contributions from volume growth.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

Fiscal 2019 vs. 2018 Percentage Change
Contributions from organic volume growth (a)	(2)pts
Organic net price realization and mix	4 pts
Organic net sales growth	2 pts
Net sales growth	2 pts
(a)	Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 7 percent to $420 million in fiscal 2019, compared to $393 million in fiscal 2018, primarily driven by favorable net price realization and mix, partially offset by higher input costs.

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

Europe & Australia net sales were as follows:

	Fiscal 2019	Fiscal 2019 vs. 2018 Percentage Change	Fiscal 2018
Net sales (in millions)	$1,886.7	(5) %	$1,984.6
Contributions from volume growth (a)		(3)pts
Net price realization and mix		2 pts
Foreign currency exchange		(4)pts
(a)	Measured in tons based on the stated weight of our product shipments.

The 5 percent decrease in Europe & Australia net sales in fiscal 2019 was driven by unfavorable foreign currency exchange and lower contributions from volume growth, partially offset by favorable net price realization and mix.

The components of Europe & Australia organic net sales growth are shown in the following table:

Fiscal 2019 vs. 2018 Percentage Change
Contributions from organic volume growth (a)	(3)pts
Organic net price realization and mix	2 pts
Organic net sales growth	(1)pt
Foreign currency exchange	(4)pts
Net sales growth	(5)pts

(a)	Measured in tons based on the stated weight of our product shipments.

The 1 percent decrease in Europe & Australia organic net sales growth in fiscal 2019 was driven by a decrease in contributions from organic volume growth partially offset by favorable organic net price realization and mix.

Segment operating profit decreased 13 percent to $123 million in fiscal 2019, compared to $142 million in the same period of fiscal 2018 primarily driven by lower contributions from volume growth and higher input costs, including currency-driven inflation on imported products in certain markets, partially offset by lower SG&A expenses. Segment operating profit decreased 8 percent on a constant-currency basis in fiscal 2019 compared to fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

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

Asia & Latin America net sales were as follows:

	Fiscal 2019	Fiscal 2019 vs. 2018 Percentage Change	Fiscal 2018
Net sales (in millions)	$1,653.3	(3)%	$1,710.2
Contributions from volume growth (a)		1 pt
Net price realization and mix		3 pts
Foreign currency exchange		(7)pts
(a)	Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales decreased 3 percent in fiscal 2019 compared to fiscal 2018, driven by unfavorable foreign currency exchange, partially offset by favorable net price realization and mix and an increase in contributions from volume growth.

The components of Asia & Latin America organic net sales growth are shown in the following table:

Fiscal 2019 vs. 2018 Percentage Change
Contributions from organic volume growth (a)	3 pts
Organic net price realization and mix	3 pts
Organic net sales growth	6 pts
Foreign currency exchange	(7)pts
Divestitures (b)	(2)pts
Net sales growth	(3)pts

(a)	Measured in tons based on the stated weight of our product shipments.
(b)	Impact of the divestiture of our La Salteña business in Argentina and our Yoplait business in China.

The 6 percent increase in Asia & Latin America organic net sales in fiscal 2019 was driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.

Segment operating profit increased 83 percent to $72 million in fiscal 2019, compared to $40 million in fiscal 2018, primarily driven by higher contributions from volume growth, higher net price realization and mix and lower SG&A expenses, partially offset by higher input costs, including currency-driven inflation on imported products in certain markets. Segment operating profit increased 71 percent on a constant-currency basis in fiscal 2019 compared to fiscal 2018 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

PET SEGMENT

Our Pet operating segment includes pet food products sold primarily in the United States in national pet superstore chains, e-commerce retailers, grocery stores, regional pet store chains, mass merchandisers, and veterinary clinics and hospitals. Our product categories include dog and cat food (dry foods, wet foods, and treats) made with whole meats, fruits, and vegetables and other high-quality natural ingredients. Our tailored pet product offerings address specific dietary, lifestyle, and life-stage needs and span different product types, diet types, breed sizes for dogs, lifestages, flavors, product functions and textures, and cuts for wet foods. We are reporting the Pet operating segment results on a one-month lag and accordingly, our fiscal 2018 results did not include Pet segment operating results.

Pet net sales were as follows:

	Fiscal
	2019	2018
Net sales (in millions)	$1,430.9	$-

Pet net sales and segment operating profit in fiscal 2019 totaled $1,431 million and $268 million, respectively. Pet operating profit includes a $53 million purchase accounting adjustment related to inventory acquired and $13 million of amortization of the customer list intangible asset.

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

In fiscal 2019, unallocated corporate expense increased $134 million to $340 million compared to $206 million last year, primarily driven by compensation and benefits expenses. In fiscal 2019, we recorded a $36 million net increase in expense related to mark-to-market valuation of certain commodity positions and grain inventories compared to a $32 million net decrease in expense in the prior year. In addition, we recorded $10 million of restructuring charges, and $1 million of restructuring initiative project-related costs in cost of sales in fiscal 2019, compared to $14 million of restructuring charges and $11 million of restructuring initiative project-related costs in cost of sales in fiscal 2018. In fiscal 2019, we recorded a $16 million gain from a legal recovery related to our Yoplait SAS subsidiary and $23 million of gains related to certain investment valuation adjustments. We also recorded $26 million of integration costs in fiscal 2019 related to our acquisition of Blue Buffalo compared to $34 million of transaction and integration costs in fiscal 2018. In addition, we recorded a $3 million loss related to the impact of hyperinflationary accounting for our Argentina subsidiary in fiscal 2019.

IMPACT OF INFLATION

We experienced input cost inflation of 4 percent in fiscal 2019 and 4 percent in fiscal 2018, primarily on commodity inputs. We expect input cost inflation of approximately 4 percent in fiscal 2020. We attempt to minimize the effects of inflation through HMM, planning, and operating practices. Our risk management practices are discussed in Item 7A of this report.

LIQUIDITY

The primary source of our liquidity is cash flow from operations. Over the most recent two-year period, our operations have generated $5.6 billion in cash. A substantial portion of this operating cash flow has been returned to shareholders through share repurchases and dividends. We also use cash from operations to fund our capital expenditures and acquisitions. We typically use a combination of cash, notes payable, and long-term debt, and occasionally issue shares of stock, to finance significant acquisitions.

As of May 26, 2019, we had $399 million of cash and cash equivalents held in foreign jurisdictions. As a result of the TCJA, the historic undistributed earnings of our foreign subsidiaries were taxed in the U.S. via the one-time repatriation tax in fiscal 2018. We have re-evaluated our assertion and have concluded that although earnings prior to fiscal 2018 will remain permanently reinvested, we will no longer make a permanent reinvestment assertion beginning with our fiscal 2018 earnings. As part of the accounting for the TCJA, we recorded local country withholding taxes related to certain entities from which we began repatriating undistributed earnings and will continue to record local country withholding taxes on all future earnings. As a result of the transition tax, we may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability (please see Note 14 to the Consolidated Financial Statements in Item 8 of this report for additional information).

Cash Flows from Operations

	Fiscal Year
In Millions	2019	2018

Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,786.2	$2,163.0
Depreciation and amortization	620.1	618.8
After-tax earnings from joint ventures	(72.0)	(84.7)
Distributions of earnings from joint ventures	86.7	113.2
Stock-based compensation	84.9	77.0
Deferred income taxes	93.5	(504.3)
Pension and other postretirement benefit plan contributions	(28.8)	(31.8)
Pension and other postretirement benefit plan costs	6.1	4.6
Divestitures loss	30.0	-
Restructuring, impairment, and other exit costs	235.7	126.0
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	(7.5)	542.1
Other, net	(27.9)	(182.9)

Net cash provided by operating activities	$2,807.0	$2,841.0

During fiscal 2019, cash provided by operations was $2,807 million compared to $2,841 million in the same period last year. The $34 million decrease was primarily driven by a $377 million decrease in net earnings and a $550 million change in current assets and liabilities, partially offset by a $598 million change in deferred income taxes. The $550 million change in current assets and liabilities was primarily driven by a $413 million change in the timing of accounts payable, including the impact of longer payment terms implemented in prior fiscal years. The change in deferred income taxes was primarily related to the $638 million provisional benefit from revaluing our net U.S. deferred tax liabilities to reflect the new U.S. corporate tax rate as a result of the TCJA in fiscal 2018.

We strive to grow core working capital at or below the rate of growth in our net sales. For fiscal 2019, core working capital decreased 34 percent, compared to a net sales increase of 7 percent. As of May 26, 2019, our core working capital balance totaled $385 million, down 34 percent versus last year, this is primarily driven by continued benefits from our payment terms extension program and lower inventory balances. In fiscal 2018, core working capital decreased 27 percent, compared to a net sales increase of 1 percent.

Cash Flows from Investing Activities

	Fiscal Year
In Millions	2019	2018

Purchases of land, buildings, and equipment	$(537.6)	$(622.7)
Acquisitions, net of cash acquired	-	(8,035.8)
Investments in affiliates, net	0.1	(17.3)
Proceeds from disposal of land, buildings, and equipment	14.3	1.4
Proceeds from divestitures	26.4	-
Other, net	(59.7)	(11.0)

Net cash used by investing activities	$(556.5)	$(8,685.4)

In fiscal 2019, we used $556 million of cash through investing activities compared to $8.7 billion in fiscal 2018. This decrease was primarily driven by the acquisition of Blue Buffalo for an aggregate purchase price of $8.0 billion, including $103 million of consideration for net debt repaid, in fiscal 2018. We invested $538 million in land, buildings, and equipment in fiscal 2019, $85 million less than fiscal 2018.

We expect capital expenditures to be approximately 3.5 percent of reported net sales in fiscal 2020. These expenditures will fund initiatives that are expected to fuel growth, support innovative products, and continue HMM initiatives throughout the supply chain.

Cash Flows from Financing Activities

	Fiscal Year
In Millions	2019	2018

Change in notes payable	$(66.3)	$327.5
Issuance of long-term debt	339.1	6,550.0
Payment of long-term debt	(1,493.8)	(600.1)
Proceeds from common stock issued on exercised options	241.4	99.3
Proceeds from common stock issued	-	969.9
Purchases of common stock for treasury	(1.1)	(601.6)
Dividends paid	(1,181.7)	(1,139.7)
Investments in redeemable interest	55.7	-
Distributions to noncontrolling and redeemable interest holders	(38.5)	(51.8)
Other, net	(31.2)	(108.0)

Net cash (used) provided by financing activities	$(2,176.4)	$5,445.5

Financing activities used $2.2 billion of cash in fiscal 2019 compared to providing $5.4 billion in fiscal 2018. We had $1.2 billion of net debt repayments in fiscal 2019 compared to $6.3 billion of net debt issuances in fiscal 2018, which partially funded the acquisition of Blue Buffalo. For more information on our debt issuances and payments, please refer to Note 8 to the Consolidated Financial Statements in Item 8 of this report.

During fiscal 2019, we received $241 million of net proceeds from common stock issued on exercised options compared to $99 million in fiscal 2018. During fiscal 2018, we received $970 million of net proceeds from common stock issued to fund a portion of the Blue Buffalo acquisition.

Share repurchases in fiscal 2019 were insignificant. During fiscal 2018, we repurchased 11 million shares of our common stock for $602 million.

Dividends paid in fiscal 2019 totaled $1,182 million, or $1.96 per share, consistent with fiscal 2018.

Selected Cash Flows from Joint Ventures

Selected cash flows from our joint ventures are set forth in the following table:

	Fiscal Year
Inflow (Outflow), in Millions	2019	2018

Investments in affiliates, net	$(0.1)	$ (17.3)
Dividends received	86.7	113.2

CAPITAL RESOURCES

Total capital consisted of the following:

In Millions	May 26, 2019	May 27, 2018

Notes payable	$1,468.7	$1,549.8
Current portion of long-term debt	1,396.5	1,600.1
Long-term debt	11,624.8	12,668.7

Total debt	14,490.0	15,818.6
Redeemable interest	551.7	776.2
Noncontrolling interests	313.2	351.3
Stockholders’ equity	7,054.5	6,141.1

Total capital	$22,409.4	$23,087.2

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 26, 2019:

In Billions	Facility Amount	Borrowed Amount

Credit facility expiring:
May 2022	$2.7	$-
June 2019	0.2	-

Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.7	0.2

Total committed and uncommitted credit facilities	$3.6	$0.2

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have uncommitted and asset-backed credit lines that support our foreign operations.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of May 26, 2019, we were in compliance with all of these covenants.

We have $1,396 million of long-term debt maturing in the next 12 months that is classified as current, including $500 million of 2.2 percent notes due October 2019, €300.0 euro-denominated 0.0 percent notes due January 2020, and €500.0 million euro-denominated floating-rate notes due January 2020. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

As of May 26, 2019, our total debt, including the impact of derivative instruments designated as hedges, was 74 percent in fixed-rate and 26 percent in floating-rate instruments, compared to 73 percent in fixed-rate and 27 percent in floating-rate instruments on May 27, 2018.

Our net debt to operating cash flow ratio declined to 5.0 in fiscal 2019 from 5.4 in fiscal 2018, primarily driven by a decrease in long-term debt. Our net debt-to-adjusted earnings before net interest, income taxes, depreciation and amortization ratio declined to 3.9 in fiscal 2019 from 4.2 on a pro forma basis in fiscal 2018, consistent with our plans to reduce our leverage following our acquisition of Blue Buffalo (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of May 26, 2019, the redemption value of the redeemable interest was $552 million which approximates its fair value.

During the second quarter of fiscal 2019, Sodiaal invested $56 million in Yoplait SAS.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of May 26, 2019, we have issued guarantees and comfort letters of $682 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $134 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $483 million as of May 26, 2019.

As of May 26, 2019, we invested in four variable interest entities (VIEs). None of our VIEs are material to our results of operations, financial condition, or liquidity as of and for the fiscal year ended May 26, 2019.

Our defined benefit plans in the United States are subject to the requirements of the Pension Protection Act (PPA). In the future, the PPA may require us to make additional contributions to our domestic plans. We do not expect to be required to make any contributions in fiscal 2020.

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments Due by Fiscal Year
In Millions	Total	2020	2021 -22	2023 -24	2025 and Thereafter

Long-term debt (a)	$13,093.0	$1,396.3	$3,338.4	$2,810.2	$5,548.1
Accrued interest	92.6	92.6	-	-	-
Operating leases (b)	482.6	120.0	186.7	112.9	63.0
Capital leases	0.3	0.2	0.1	-	-
Purchase obligations (c)	2,961.8	2,605.1	321.9	27.6	7.2

Total contractual obligations	16,630.3	4,214.2	3,847.1	2,950.7	5,618.3
Other long-term obligations (d)	1,302.4	-	-	-	-

Total long-term obligations	$17,932.7	$4,214.2	$3,847.1	$2,950.7	$5,618.3

(a)

Amounts represent the expected cash payments of our long-term debt and do not include $0.3 million for capital leases or $72.0 million for net unamortized debt issuance costs, premiums and discounts, and fair value adjustments.

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

(d)

The fair value of our foreign exchange, equity, commodity, and grain derivative contracts with a payable position to the counterparty was $17.3 million as of May 26, 2019, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations mainly consist of liabilities for accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement benefit, and postemployment benefit plans, and miscellaneous liabilities. We expect to pay approximately $20 million of benefits from our unfunded postemployment benefit plans and approximately $18 million of deferred compensation in fiscal 2020. We are unable to reliably estimate the amount of these payments beyond fiscal 2020. As of May 26, 2019, our total liability for uncertain tax positions and accrued interest and penalties was $165.1 million.

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

Revenue Recognition

Our revenues are reported net of variable consideration and consideration payable to our customers, including trade promotion, consumer coupon redemption and other costs, including estimated allowances for returns, unsalable product, and prompt pay discounts. Trade promotions are recorded using significant judgment of estimated participation and performance levels for offered programs at the time of sale. Differences between estimated expenses and actual costs are recognized as a change in management estimate in a subsequent period. Our accrued trade liabilities were $484 million as of May 26, 2019, and $500 million as of May 27, 2018. Because these amounts are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a significant effect on our results of operations.

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

As of May 26, 2019, we had $20.6 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in material impairment losses and amortization expense. We performed our fiscal 2019 assessment of our intangible assets as of the first day of the second quarter of fiscal 2019. As a result of lower sales projections in our long-range plans for the businesses supporting the Progresso, Food Should Taste Good, and Mountain High brand intangible assets, we recorded the following impairment charges:

In Millions	Impairment Charge	Fair Value as of Nov. 25, 2018
Progresso	$132.1	$330.0
Food Should Taste Good	45.1	-
Mountain High	15.4	-

Total	$192.6	$330.0

Significant assumptions used in that assessment included our long-range cash flow projections for the businesses, royalty rates, weighted-average cost of capital rates, and tax rates.

Our Latin America reporting unit and the Yoki brand intangible asset had fair values that were not substantially in excess of the carry value. The excess fair value as of the fiscal 2019 test date of the Latin America reporting unit and the Yoki brand intangible asset were as follows:

In Millions	Carrying Value of Intangible Asset	Excess Fair Value as of Fiscal 2019 Test Date

Latin America	$209.0	7%
Yoki	$49.1	10%

While having significant coverage as of our fiscal 2019 assessment date, the Pillsbury brand intangible asset and U.S. Yogurt reporting unit had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

Redeemable Interest

In fiscal 2019, we adjusted the redemption value of Sodiaal’s redeemable interest in Yoplait SAS based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long-range plan, capital spending, depreciation and taxes, foreign currency exchange rates, and a discount rate. As of May 26, 2019, the redemption value of the redeemable interest was $552 million.

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2019	2018	2017

Estimated fair values of stock options granted	$5.35	$6.18	$8.80
Assumptions:
Risk-free interest rate	2.9%	2.2%	1.7%
Expected term	8.5 years	8.2 years	8.5 years
Expected volatility	16.3%	15.8%	17.8%
Dividend yield	4.3%	3.6%	2.9%

The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. An increase in the expected term by 1 year, leaving all other assumptions constant, would increase the grant date fair value by 9 percent. If all other assumptions are held constant, a one percentage point increase in our fiscal 2019 volatility assumption would increase the grant date fair value of our fiscal 2019 option awards by 8 percent.

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

Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement benefit plan assets were 6.6 percent, 6.6 percent, 10.3 percent, 8.4 percent, and 7.9 percent for the 1, 5, 10, 15, and 20 year periods ended May 26, 2019.

On a weighted-average basis, the expected rate of return for all defined benefit plans was 7.25 percent for fiscal 2019, 7.88 percent for fiscal 2018, and 8.17 percent for fiscal 2017. For fiscal 2020, we lowered our weighted-average expected rate of return on plan assets for our principal defined benefit pension and other postretirement plans in the United States to 7.0 percent due to asset allocation changes and expected asset returns.

Lowering the expected long-term rate of return on assets by 100 basis points would increase our net pension and postretirement expense by $70 million for fiscal 2020. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.

Discount Rates

We estimate the service and interest cost components of the net periodic benefit expense for our United States and most of our international defined benefit pension, other postretirement benefit, and postemployment benefit plans utilizing a full yield curve approach by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. Our discount rate assumptions are determined annually as of May 31 for our defined benefit pension, other postretirement benefit, and postemployment benefit plan obligations. We work with our outside actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using the Aa Above Median corporate bond yield, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.

Our weighted-average discount rates were as follows:

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans

Effective rate for fiscal 2020 service costs	4.17%	4.04%	3.51%
Effective rate for fiscal 2020 interest costs	3.45%	3.28%	2.84%
Obligations as of May 31, 2019	3.91%	3.79%	3.10%
Effective rate for fiscal 2019 service costs	4.34%	4.27%	3.99%
Effective rate for fiscal 2019 interest costs	3.92%	3.80%	3.37%
Obligations as of May 31, 2018	4.20%	4.17%	3.60%
Effective rate for fiscal 2018 service costs	4.37%	4.27%	3.54%
Effective rate for fiscal 2018 interest costs	3.45%	3.24%	2.67%

Lowering the discount rates by 100 basis points would increase our net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense for fiscal 2020 by approximately $55 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants or over the average remaining lifetime of the remaining plan participants if the plan is viewed as “all or almost all” inactive participants.

Health Care Cost Trend Rates

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 6.7 percent for retirees age 65 and over and 6.4 percent for retirees under age 65 at the end of fiscal 2019. Rates are graded down annually until the ultimate trend rate of 4.5 percent is reached in 2029 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2020	$1.4	$(1.3)
Effect on the other post retirement accumulated benefit obligation as of May 26, 2019	43.5	(40.3)

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

Financial Statement Impact

In fiscal 2019, we recorded net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense of $24 million compared to $23 million of expense in fiscal 2018 and $56 million of expense in fiscal 2017. As of May 26, 2019, we had cumulative unrecognized actuarial net losses of $2.0 billion on our defined benefit pension plans and cumulative unrecognized actuarial net gains of $81 million on our postretirement and postemployment benefit plans, mainly as the result of liability increases from lower interest rates, partially offset by recent increases in the values of plan assets. These unrecognized actuarial net losses will result in increases in our future pension and postretirement benefit expenses because they currently exceed the corridors defined by GAAP.

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

In February 2016, the FASB issued new accounting requirements for accounting, presentation and classification of leases. This will result in certain leases being capitalized as a right of use asset with a related liability on our Consolidated Balance Sheets. The requirements of the new standard and subsequent amendments are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal 2020. The requirements of the new standard and subsequent amendments allow for either the modified retrospective transition approach, which requires application of the guidance in all comparative periods presented, or the cumulative effect adjustment approach, which requires application of the guidance at the adoption date.

We are in the process of implementing lease accounting software, developing a centralized business process, and implementing corresponding controls. We have substantially completed our analysis of the impact of this standard on our lease portfolio. We will adopt this guidance in the first quarter of fiscal 2020 using the cumulative effect adjustment approach and electing certain practical expedients permitted under the transition guidance, including not reassessing whether existing contracts contain leases and carrying forward the historical classification of those leases. In addition, we will also elect to not recognize leases with an initial term of 12 months or less on our Consolidated Balance Sheets. We do not expect the effects to the Consolidated Financial Statements to be pervasive. We estimate that we will record right of use assets and related liabilities of approximately $400 to $500 million, subject to the completion of our assessment and the fluctuation of our lease portfolio and discount rates. We do not expect this guidance to have a material impact on our Consolidated Statements of Earnings or our Consolidated Statements of Cash Flows. See Note 15 to the Consolidated Financial Statements in Item 8 of this report for noncancelable future lease commitments.

NON-GAAP MEASURES

We have included in this report measures of financial performance that are not defined by GAAP. We believe that these measures provide useful information to investors, and include these measures in other communications to investors.

For each of these non-GAAP financial measures, we are providing below a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure, an explanation of why we believe the non-GAAP measure provides useful information to investors, and any additional material purposes for which our management or Board of Directors uses the non-GAAP measure. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure.

Several measures below are presented on an adjusted basis. The adjustments are either items resulting from infrequently occurring events or items that, in management’s judgment, significantly affect the year-to-year assessment of operating results.

Organic Net Sales Growth Rates

We provide organic net sales growth rates for our consolidated net sales and segment net sales. This measure is used in reporting to our Board of Directors and executive management and as a component of the measurement of our performance for incentive compensation purposes. We believe that organic net sales growth rates provide useful information to investors because they provide transparency to underlying performance in our net sales by excluding the effect that foreign currency exchange rate fluctuations, as well as acquisitions, divestitures, and a 53rd week, when applicable, have on year-to-year comparability. A reconciliation of these measures to reported net sales growth rates, the relevant GAAP measures, are included in our Consolidated Results of Operations and Results of Segment Operations discussions in the MD&A above.

Net Sales Growth Rate on a Constant-currency Basis

We believe this measure of net sales provides useful information to investors because it provides transparency to the underlying performance by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Net sales growth rate on a constant-currency basis is calculated as follows:

Fiscal 2019
Percentage change in net sales as reported	7%
Impact of foreign currency exchange	(2) pts

Percentage change in net sales on a constant-currency basis	9%

Adjusted Diluted EPS and Related Constant-currency Growth Rate

This measure is used in reporting to our Board of Directors and executive management and as a component of the measurement of our performance for incentive compensation purposes. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis.

The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rate follows:

	Fiscal Year
Per Share Data	2019	2018	2019 vs. 2018 Change	2017	2016	2015

Diluted earnings per share, as reported	$2.90	$3.64	(20) %	$2.77	$2.77	$1.97
Net tax benefit (a)	(0.01)	(0.89)		-	-	-
Tax items (a)	(0.12)	0.07		-	-	0.13
Mark-to-market effects (b)	0.05	(0.04)		(0.01)	(0.07)	0.09
Divestitures loss (gain) (c)	0.03	-		0.01	(0.10)	-
Acquisition transaction and integration costs (c)	0.03	0.10		-	-	0.02
Restructuring charges (d)	0.10	0.11		0.26	0.26	0.35
Project-related costs (d)	-	0.01		0.05	0.06	0.01
Asset impairments (d)	0.26	0.11		-	-	0.28
Investment valuation adjustments (e)	(0.03)	-		-	-	-
CPW restructuring charges (f)	0.02	-		-	-	-
Legal recovery (g)	(0.01)	-		-	-	-
Venezuela currency devaluation	-	-		-	-	0.01

Adjusted diluted earnings per share	$3.22	$3.11	4%	$3.08	$2.92	$2.86

Foreign currency exchange impact			Flat

Adjusted diluted earnings per share growth, on a constant-currency basis			4%

(a)	See Note 14 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(c)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(d)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(e)	Valuation gains on certain corporate investments.
(f)	The CPW restructuring charges are related to initiatives designed to improve profitability and growth that were approved in fiscal 2018 and 2019.
(g)	Legal recovery related to our Yoplait SAS subsidiary.

See our reconciliation below of the effective income tax rate as reported to the adjusted effective income tax rate for the tax impact of each item affecting comparability.

Free Cash Flow Conversion Rate

We believe this measure provides useful information to investors because it is important for assessing our efficiency in converting earnings to cash and returning cash to shareholders. The calculation of free cash flow conversion rate and net cash provided by operating activities conversion rate, its equivalent GAAP measure, follows:

In Millions	Fiscal 2019

Net earnings, including earnings attributable to redeemable and noncontrolling interests, as reported	$1,786.2

Net tax benefit (a)	$(7.2)
Tax item (a)	(72.9)
Mark-to-market effects, net of tax (b)	27.7
Acquisition integration costs, net of tax (c)	19.7
Divestitures loss, net of tax (c)	16.4
Restructuring charges, net of tax (d)	63.0
Project-related costs, net of tax (d)	1.1
Asset impairments, net of tax (d)	159.7
Hyperinflationary accounting, net of tax (e)	3.2
Investment valuation adjustments, net of tax (f)	(17.6)
Legal recovery, net of tax (g)	(10.8)
CPW restructuring costs, net of tax (h)	11.1

Adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,979.6

Net cash provided by operating activities	$2,807.0
Purchases of land, buildings, and equipment	(537.6)

Free cash flow	$2,269.4

Net cash provided by operating activities conversion rate	157%

Free cash flow conversion rate	115%

(a)	See Note 14 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(c)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(d)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(e)	Impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in the third quarter of fiscal 2019.
(f)	Valuation gains on certain corporate investments.
(g)	Legal recovery related to our Yoplait SAS subsidiary.
(h)	The CPW restructuring charges are related to initiatives designed to improve profitability and growth that were approved in fiscal 2018 and 2019.

See our reconciliation below of the effective income tax rate as reported to the adjusted effective income tax rate for the tax impact of each item affecting comparability.

Constant-currency After-Tax Earnings from Joint Ventures Growth Rate

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our joint ventures by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

Fiscal
2019

Percentage change in after-tax earnings from joint ventures as reported	(15) %
Impact of foreign currency exchange	(1) pt

Percentage change in after-tax earnings from joint ventures on a constant-currency basis	(14) %

Net Sales Growth Rate for Canada Operating Unit on a Constant-currency Basis

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

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

Fiscal
2019

Percentage change in net sales as reported	(7) %
Impact of foreign currency exchange	(3) pts

Percentage change in net sales on a constant-currency basis	(4) %

Constant-currency Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

Fiscal 2019
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis

North America Retail	3%	Flat	3%
Europe & Australia	(13)	(5) pts	(8)
Asia & Latin America	83%	12 pts	71%

Adjusted Effective Income Tax Rates

We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

	Fiscal Year Ended
	May 26, 2019		May 27, 2018		May 28, 2017		May 29, 2016		May 31, 2015
In Millions	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes

As reported	$2,082.0	$367.8	$2,135.6	$57.3	$2,271.3	$655.2	$2,403.6	$755.2	$1,761.9	$586.8
Net tax benefit (b)	-	7.2	-	523.5	-	-	-	-	-	-
Tax items (b)	-	72.9	-	(40.9)	-	-	-	-	-	(78.6)
Mark-to-market effects (c)	36.0	8.3	(32.1)	(10.0)	(13.9)	(5.1)	(62.8)	(23.2)	89.7	33.2
Divestitures loss (gain) (d)	30.0	13.6	-	-	13.5	4.3	(148.2)	(82.2)	-	-
Acquisition transaction and integration costs (d)	25.6	5.9	83.9	25.4	-	-	-	-	16.0	5.6
Restructuring charges (e)	77.6	14.6	82.7	21.4	224.1	70.2	229.8	69.0	343.5	125.8
Project-related costs (e)	1.3	0.2	11.3	3.3	43.9	15.7	57.5	20.7	13.2	4.9
Asset impairments (e)	207.4	47.7	96.9	32.0	-	-	-	-	260.0	83.1
Hyperinflationary accounting (f)	3.2	-	-	-	-	-	-	-	-	-
Investment valuation adjustments (g)	(22.8)	(5.2)	-	-	-	-	-	-	-	-
Legal recovery (h)	(16.2)	(5.4)	-	-	-	-	-	-	-	-
Venezuela currency devaluation	-	-	-	-	-	-	-	-	8.0	-

As adjusted	$2,424.1	$527.6	$2,378.3	$612.0	$2,538.9	$740.3	$2,479.9	$739.5	$2,492.3	$760.8

Effective tax rate:
As reported		17.7%		2.7%		28.8%		31.4%		33.3%
As adjusted		21.8%		25.7%		29.2%		29.8%		30.5%

Sum of adjustments to income taxes		$159.8		$554.7		$85.1		$(15.7)		$174.0

Average number of common shares - diluted EPS		605.4		585.7		598.0		611.9		618.8

Impact of income tax adjustments on Adjusted diluted EPS		$(0.26)		$(0.95)		$(0.14)		$0.03		$(0.28)

(a)	Earnings before income taxes and after-tax earnings from joint ventures.
(b)	See Note 14 to the Consolidated Financial Statements in Item 8 of this report.
(c)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(d)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(e)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(f)	Impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in the third quarter of fiscal 2019.
(g)	Valuation gains on certain corporate investments.
(h)	Legal recovery related to our Yoplait SAS subsidiary.

Adjusted Operating Profit as a Percent of Net Sales (Adjusted Operating Profit Margin)

We believe this measure provides useful information to investors because it is important for assessing our operating profit margin on a comparable year-to-year basis.

Our adjusted operating profit margins are calculated as follows:

	Fiscal Year
Percent of Net Sales	2019		2018		2017		2016		2015

Operating profit as reported	$2,515.9	14.9%	$2,419.9	15.4%	$2,492.1	16.0%	$2,719.1	16.4%	$2,071.8	11.8%
Mark-to-market effects (a)	36.0	0.2%	(32.1)	(0.2)%	(13.9)	(0.1)%	(62.8)	(0.4)%	89.7	0.5%
Divestitures loss (gain) (b)	30.0	0.2%	-	- %	6.5	- %	(148.2)	(0.9)%	-	- %
Acquisition transaction and integration costs (b)	25.6	0.1%	34.0	0.2%	-	- %	-	- %	16.0	0.1%
Restructuring charges (c)	77.6	0.5%	82.7	0.5%	221.9	1.4%	209.3	1.3%	305.7	1.7%
Project-related costs (c)	1.3	- %	11.3	0.1%	43.9	0.3%	57.5	0.4%	13.2	0.1%
Asset impairments (c)	207.4	1.2%	96.9	0.6%	-	- %	-	- %	260.0	1.5%
Hyperinflationary accounting (d)	3.2	- %	-	- %	-	- %	-	- %	-	- %
Investment valuation adjustments (e)	(22.8)	(0.1)%	-	- %	-	- %	-	- %	-	- %
Legal recovery (f)	(16.2)	(0.1)%	-	- %	-	- %	-	- %	-	- %
Venezuela currency devaluation	-	- %	-	- %	-	- %	-	- %	8.0	- %

Adjusted operating profit	$2,858.0	16.9%	$2,612.7	16.6%	$2,750.5	17.6%	$2,774.9	16.8%	$2,764.4	15.7%

(a)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(c)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(d)	Impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in the third quarter of fiscal 2019.
(e)	Valuation gains on certain corporate investments.
(f)	Legal recovery related to our Yoplait SAS subsidiary.

Adjusted Operating Profit Growth on a Constant-currency Basis

We believe that this measure provides useful information to investors because it is the operating profit measure we use to evaluate operating profit performance on a comparable year-to-year basis. Additionally, the measure is evaluated on a constant-currency basis by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given the volatility in foreign currency exchange rates.

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Fiscal Year
	2019	2018	Change
Operating profit as reported	$2,515.9	$2,419.9	4%
Mark-to-market effects (a)	36.0	(32.1)
Divestitures loss (b)	30.0	-
Acquisition transaction and integration costs (b)	25.6	34.0
Restructuring charges (c)	77.6	82.7
Project-related costs (c)	1.3	11.3
Asset impairments (c)	207.4	96.9
Hyperinflationary accounting (d)	3.2	-
Investment valuation adjustments (e)	(22.8)	-
Legal recovery (f)	(16.2)	-

Adjusted operating profit	$2,858.0	$2,612.7	9%

Foreign currency exchange impact			(1) pt

Adjusted operating profit growth, on a constant-currency basis			10%

(a)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(b)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(c)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(d)	Impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in the third quarter of fiscal 2019.
(e)	Valuation gains on certain corporate investments.
(f)	Legal recovery related to our Yoplait SAS subsidiary.

Net Debt-to-Adjusted Earnings before Net Interest, Income Taxes, Depreciation and Amortization (EBITDA) Ratio

We believe that this measure provides useful information to investors because it is an indicator of our ability to incur additional debt and to service our existing debt. The reconciliation of adjusted EBITDA to net earnings attributable to General Mills on a pro forma basis, its GAAP equivalent, as well as the calculation of the net debt-to-adjusted EBITDA ratio are as follows:

	Fiscal Year
In Millions	2019	2018
Total debt (a)	$14,490.0	$15,818.6
Cash	450.0	399.0

Net debt	$14,040.0	$15,419.6

Net earnings attributable to General Mills, as reported (b)	$1,752.7	$2,252.4
Net earnings attributable to redeemable and noncontrolling interests	33.5	32.0
After-tax earnings from joint ventures	(72.0)	(84.7)
Income taxes	367.8	104.3

Earnings before income taxes and after-tax earnings from joint ventures	2,082.0	2,304.0
Interest, net	521.8	527.8
Depreciation and amortization	620.1	642.6

EBITDA	3,223.9	3,474.4
Asset impairments (c)	207.4	96.9
Restructuring charges (c)	77.6	82.7
Project-related costs (c)	1.3	11.3
Mark-to-market effects (d)	36.0	(32.1)
Divestitures loss (e)	30.0	-
Acquisition integration costs (e)	25.6	-
Investment valuation adjustments (f)	(22.8)	-
Legal recovery (g)	(16.2)	-
Hyperinflationary accounting (h)	3.2	-

Adjusted EBITDA	$3,566.0	$3,633.2

Net debt-to-adjusted EBITDA ratio	3.9	4.2

(a)	Notes payable and long-term debt, including current portion.
(b)	Fiscal 2018 net earnings attributable to General Mills is a pro forma figure presented in Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(c)	See Note 4 to the Consolidated Financial Statements in Item 8 of this report.
(d)	See Note 7 to the Consolidated Financial Statements in Item 8 of this report.
(e)	See Note 3 to the Consolidated Financial Statements in Item 8 of this report.
(f)	Valuation gains on certain corporate investments.
(g)	Legal recovery related to our Yoplait SAS subsidiary.
(h)	Impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in the third quarter of fiscal 2019.

Forward-Looking Financial Measures

Our fiscal 2020 outlook for organic net sales growth and adjusted operating profit and adjusted diluted EPS are non-GAAP financial measures that exclude, or have otherwise been adjusted for, items impacting comparability, including the effect of foreign currency exchange rate fluctuations, restructuring charges and project-related costs, acquisition integration costs, and commodity mark-to-market effects. Our fiscal 2020 outlook for organic net sales growth also excludes the effect of a 53rd week, acquisitions, and divestitures. We are not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because we are unable to predict with a reasonable degree of certainty the actual impact of changes in foreign currency exchange rates and commodity prices or the timing of acquisitions, divestitures and restructuring actions throughout fiscal 2020. The unavailable information could have a significant impact on our fiscal 2020 GAAP financial results.

For fiscal 2020, we currently expect: foreign currency exchange rates (based on a blend of forward and forecasted rates and hedge positions), acquisitions, divestitures, and a 53rd week to increase net sales growth by approximately 1 to 2 percentage points; foreign currency exchange rates to have an immaterial impact on adjusted operating profit and adjusted diluted EPS growth; and restructuring charges and project-related costs related to actions previously announced to total approximately $49 million.

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

The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 26, 2019 and May 27, 2018, and the average fair value impact during the year ended May 26, 2019.

	Fair Value Impact
In Millions	May 26, 2019	Average during fiscal 2019	May 27, 2018
Interest rate instruments	$74.4	$46.1	$33.2
Foreign currency instruments	16.8	19.0	21.3
Commodity instruments	4.1	2.5	1.9
Equity instruments	2.3	2.2	2.0

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

The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2020.

/s/ J. L. Harmening	/s/ D. L. Mulligan

J. L. Harmening	D. L. Mulligan
Chief Executive Officer	Chief Financial Officer

June 27, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

General Mills, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries (the “Company”) as of May 26, 2019 and May 27, 2018, the related consolidated statements of earnings, comprehensive income, total equity and redeemable interest, and cash flows for each of the fiscal years in the three-year period ended May 26, 2019, and the related notes and financial statement schedule (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of May 26, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 26, 2019 and May 27, 2018, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 26, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 26, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9a Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Minneapolis, Minnesota

June 27, 2019

Consolidated Statements of Earnings

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	Fiscal Year
	2019	2018	2017
Net sales	$16,865.2	$15,740.4	$15,619.8

Cost of sales	11,108.4	10,304.8	10,052.0

Selling, general, and administrative expenses	2,935.8	2,850.1	2,888.8

Divestitures loss	30.0	-	6.5

Restructuring, impairment, and other exit costs	275.1	165.6	180.4

Operating profit	2,515.9	2,419.9	2,492.1

Benefit plan non-service income	(87.9)	(89.4)	(74.3)

Interest, net	521.8	373.7	295.1

Earnings before income taxes and after-tax earnings from joint ventures	2,082.0	2,135.6	2,271.3

Income taxes	367.8	57.3	655.2

After-tax earnings from joint ventures	72.0	84.7	85.0

Net earnings, including earnings attributable to redeemable and noncontrolling interests	1,786.2	2,163.0	1,701.1

Net earnings attributable to redeemable and noncontrolling interests	33.5	32.0	43.6

Net earnings attributable to General Mills	$1,752.7	$2,131.0	$1,657.5

Earnings per share - basic	$2.92	$3.69	$2.82

Earnings per share - diluted	$2.90	$3.64	$2.77

Dividends per share	$1.96	$1.96	$1.92

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2019	2018	2017
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,786.2	$2,163.0	$1,701.1

Other comprehensive income (loss), net of tax:

Foreign currency translation	(82.8)	(37.0)	6.3

Net actuarial (loss) income	(253.4)	140.1	197.9

Other fair value changes:
Securities	-	1.2	0.8
Hedge derivatives	12.1	(50.8)	53.3

Reclassification to earnings:
Securities	(2.0)	(5.1)	-
Hedge derivatives	0.9	17.4	(25.7)
Amortization of losses and prior service costs	84.6	117.6	122.5

Other comprehensive (loss) income, net of tax	(240.6)	183.4	355.1

Total comprehensive income	1,545.6	2,346.4	2,056.2

Comprehensive (loss) income attributable to redeemable and noncontrolling interests	(10.7)	70.5	31.0

Comprehensive income attributable to General Mills	$1,556.3	$2,275.9	$2,025.2

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except Par Value)

	May 26, 2019	May 27, 2018
ASSETS
Current assets:
Cash and cash equivalents	$450.0	$399.0
Receivables	1,679.7	1,684.2
Inventories	1,559.3	1,642.2
Prepaid expenses and other current assets	497.5	398.3

Total current assets	4,186.5	4,123.7
Land, buildings, and equipment	3,787.2	4,047.2
Goodwill	13,995.8	14,065.0
Other intangible assets	7,166.8	7,445.1
Other assets	974.9	943.0

Total assets	$30,111.2	$30,624.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,854.1	$2,746.2
Current portion of long-term debt	1,396.5	1,600.1
Notes payable	1,468.7	1,549.8
Other current liabilities	1,367.8	1,445.8

Total current liabilities	7,087.1	7,341.9
Long-term debt	11,624.8	12,668.7
Deferred income taxes	2,031.0	2,003.8
Other liabilities	1,448.9	1,341.0

Total liabilities	22,191.8	23,355.4

Redeemable interest	551.7	776.2
Stockholders’ equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,386.7	1,202.5
Retained earnings	14,996.7	14,459.6
Common stock in treasury, at cost, shares of 152.7 and 161.5	(6,779.0)	(7,167.5)
Accumulated other comprehensive loss	(2,625.4)	(2,429.0)

Total stockholders’ equity	7,054.5	6,141.1
Noncontrolling interests	313.2	351.3

Total equity	7,367.7	6,492.4

Total liabilities and equity	$30,111.2	$30,624.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity, and Redeemable Interest

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions, Except per Share Data)

	$.10 Par Value Common Stock (One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest
Balance as of May 29, 2016	754.6	$75.5	$1,177.0	(157.8)	$(6,326.6)	$12,616.5	$(2,612.2)	$376.9	$5,307.1	$845.6
Total comprehensive income						1,657.5	367.7	13.8	2,039.0	17.2
Cash dividends declared ($1.92 per share)						(1,135.1)			(1,135.1)
Shares purchased				(25.4)	(1,651.5)				(1,651.5)
Stock compensation plans (includes income tax benefits of $64.1)			3.6	5.5	215.2				218.8
Unearned compensation related to stock unit awards			(78.5)						(78.5)
Earned compensation			94.9						94.9
Increase in redemption value of redeemable interest			(75.9)						(75.9)	75.9
Acquisition of interest in subsidiary			(0.2)					0.1	(0.1)
Distributions to redeemable and noncontrolling interest holders								(33.2)	(33.2)	(27.8)

Balance as of May 28, 2017	754.6	75.5	1,120.9	(177.7)	(7,762.9)	13,138.9	(2,244.5)	357.6	4,685.5	910.9
Total comprehensive income						2,131.0	144.9	26.9	2,302.8	43.6
Cash dividends declared ($1.96 per share)						(1,139.7)			(1,139.7)
Shares purchased				(10.9)	(601.6)				(601.6)
Shares issued			(39.1)	22.7	1,009.0				969.9
Stock compensation plans			(57.9)	4.4	188.0				130.1
Unearned compensation related to stock unit awards			(58.1)						(58.1)
Earned compensation			77.0						77.0
Decrease in redemption value of redeemable interest			159.7						159.7	(159.7)
Distributions to redeemable and noncontrolling interest holders								(33.2)	(33.2)	(18.6)
Reclassification of certain income tax effects						329.4	(329.4)		-

Balance as of May 27, 2018	754.6	75.5	1,202.5	(161.5)	(7,167.5)	14,459.6	(2,429.0)	351.3	6,492.4	776.2
Total comprehensive income (loss)						1,752.7	(196.4)	0.4	1,556.7	(11.1)
Cash dividends declared ($1.96 per share)						(1,181.7)			(1,181.7)
Shares purchased				-	(1.1)				(1.1)
Stock compensation plans			(96.4)	8.8	389.6				293.2
Unearned compensation related to stock unit awards			(71.3)						(71.3)
Earned compensation			82.8						82.8
Increase in investment in redeemable interest									-	55.7
Decrease in redemption value of redeemable interest			269.1						269.1	(269.1)
Distributions to redeemable and noncontrolling interest holders								(38.5)	(38.5)
Adoption of revenue recognition accounting requirements						(33.9)			(33.9)

Balance as of May 26, 2019	754.6	$75.5	$1,386.7	(152.7)	$(6,779.0)	$14,996.7	$(2,625.4)	$313.2	$7,367.7	$551.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GENERAL MILLS, INC. AND SUBSIDIARIES

(In Millions)

	Fiscal Year
	2019	2018	2017
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,786.2	$2,163.0	$1,701.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	620.1	618.8	603.6
After-tax earnings from joint ventures	(72.0)	(84.7)	(85.0)
Distributions of earnings from joint ventures	86.7	113.2	75.6
Stock-based compensation	84.9	77.0	95.7
Deferred income taxes	93.5	(504.3)	183.9
Pension and other postretirement benefit plan contributions	(28.8)	(31.8)	(45.4)
Pension and other postretirement benefit plan costs	6.1	4.6	35.7
Divestitures loss	30.0	-	13.5
Restructuring, impairment, and other exit costs	235.7	126.0	117.0
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	(7.5)	542.1	(194.2)
Other, net	(27.9)	(182.9)	(86.3)

Net cash provided by operating activities	2,807.0	2,841.0	2,415.2

Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(537.6)	(622.7)	(684.4)
Acquisition, net of cash acquired	-	(8,035.8)	-
Investments in affiliates, net	0.1	(17.3)	3.3
Proceeds from disposal of land, buildings, and equipment	14.3	1.4	4.2
Proceeds from divestitures	26.4	-	17.5
Exchangeable note	-	-	13.0
Other, net	(59.7)	(11.0)	(0.5)

Net cash used by investing activities	(556.5)	(8,685.4)	(646.9)

Cash Flows - Financing Activities
Change in notes payable	(66.3)	327.5	962.4
Issuance of long-term debt	339.1	6,550.0	1,072.1
Payment of long-term debt	(1,493.8)	(600.1)	(1,000.0)
Proceeds from common stock issued on exercised options	241.4	99.3	112.6
Proceeds from common stock issued	-	969.9	-
Purchases of common stock for treasury	(1.1)	(601.6)	(1,651.5)
Dividends paid	(1,181.7)	(1,139.7)	(1,135.1)
Investments in redeemable interest	55.7	-	-
Distributions to noncontrolling and redeemable interest holders	(38.5)	(51.8)	(61.0)
Other, net	(31.2)	(108.0)	(46.9)

Net cash provided (used) by financing activities	(2,176.4)	5,445.5	(1,747.4)

Effect of exchange rate changes on cash and cash equivalents	(23.1)	31.8	(18.5)

Increase (decrease) in cash and cash equivalents	51.0	(367.1)	2.4
Cash and cash equivalents - beginning of year	399.0	766.1	763.7

Cash and cash equivalents - end of year	$450.0	$399.0	$766.1

Cash Flow from Changes in Current Assets and Liabilities, excluding the effects of acquisitions and divestitures:
Receivables	$(42.7)	$(122.7)	$(69.2)
Inventories	53.7	15.6	(61.5)
Prepaid expenses and other current assets	(114.3)	(10.7)	16.6
Accounts payable	162.4	575.3	99.5
Other current liabilities	(66.6)	84.6	(179.6)

Changes in current assets and liabilities	$(7.5)	$542.1	$(194.2)

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

Certain reclassifications to our previously reported financial information have been made to conform to the current period presentation. See Note 2 for additional information.

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

Land, Buildings, Equipment, and Depreciation

Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 years, and equipment, furniture, and software are usually depreciated over 3 to 10 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation and the resulting gains and losses, if any, are recognized in earnings. As of May 26, 2019, assets held for sale were insignificant.

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

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We perform our annual goodwill and indefinite-lived intangible assets impairment test as of the first day of the second quarter of the fiscal year. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, impairment has occurred. We recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value up to the total amount of goodwill allocated to the reporting unit. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors.

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

Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Blue Buffalo, Pillsbury, Totino’s, Yoplait, Old El Paso, Progresso, Annie’s, Häagen-Dazs, and Yoki brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs which included projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate.

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

In addition, we assess our investments in our joint ventures if we have reason to believe an impairment may have occurred including, but not limited to, as a result of ongoing operating losses, projected decreases in earnings, increases in the weighted-average cost of capital, or significant business disruptions. The significant assumptions used to estimate fair value include revenue growth and profitability, royalty rates, capital spending, depreciation and taxes, foreign currency exchange rates, and a discount rate. By their nature, these projections and assumptions are uncertain. If we were to determine the current fair value of our investment was less than the carrying value of the investment, then we would assess if the shortfall was of a temporary or permanent nature and write down the investment to its fair value if we concluded the impairment is other than temporary.

Redeemable Interest

We have a 51 percent controlling interest in Yoplait SAS, a consolidated entity. Sodiaal International (Sodiaal) holds the remaining 49 percent interest in Yoplait SAS. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. This put option requires us to classify Sodiaal’s interest as a redeemable interest outside of equity on our Consolidated Balance Sheets for as long as the put is exercisable by Sodiaal. When the put is no longer exercisable, the redeemable interest will be reclassified to noncontrolling interests on our Consolidated Balance Sheets. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. During the second and fourth quarters of fiscal 2019, we adjusted the redeemable interest’s redemption value based on a discounted cash flow model. The significant assumptions used to estimate the redemption value include projected revenue growth and profitability from our long-range plan, capital spending, depreciation, taxes, foreign currency exchange rates, and a discount rate.

Revenue Recognition

Our revenues primarily result from contracts with customers, which are generally short-term and have a single performance obligation – the delivery of product. We recognize revenue for the sale of packaged foods at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs when the shipment is accepted by our customer. Sales include shipping and handling charges billed to the customer and are reported net of variable consideration and consideration payable to our customers, including trade promotion, consumer coupon redemption and other costs, including estimated allowances for returns, unsalable product, and prompt pay discounts. Sales, use, value-added, and other excise taxes are not included in revenue. Trade promotions are recorded using significant judgment of estimated participation and performance levels for offered programs at the time of sale. Differences between estimated expenses and actual costs are recognized as a change in management estimate in a subsequent period. We generally do not allow a right of return. However, on a limited case-by-case basis with prior approval, we may allow customers to return product. In limited circumstances, product returned in saleable condition is resold to other customers or outlets. Receivables from customers generally do not bear interest. Payment terms and collection patterns are short-term, and vary around the world and by channel, and as such, we do not have any significant financing components. Our allowance for doubtful accounts represents our estimate of probable non-payments and credit losses in our existing receivables, as determined based on a review of past due balances and other specific account data. Account balances are written off against the allowance when we deem the amount is uncollectible. Please see Note 16 for a disaggregation of our revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. We do not have material contract assets or liabilities arising from our contracts with customers.

Environmental Costs

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

Stock-based Compensation

We generally measure compensation expense for grants of restricted stock units and performance share units using the value of a share of our stock on the date of grant. We estimate the value of stock option grants using a Black-Scholes valuation model. Generally, stock-based compensation is recognized straight line over the vesting period. Our stock-based compensation expense is recorded in selling, general and administrative (SG&A) expenses and cost of sales in our Consolidated Statements of Earnings and allocated to each reportable segment in our segment results.

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

New Accounting Standards

In the first quarter of fiscal 2019, we adopted new accounting requirements related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense, and net periodic postemployment benefit expense (collectively “net periodic benefit expense”). The new standard requires the service cost component of net periodic benefit expense to be recorded in the same line items as other employee compensation costs within our Consolidated Statements of Earnings. Other components of net periodic benefit expense must be presented separately outside of operating profit in our Consolidated Statements of Earnings. In addition, the new standard requires that only the service cost component of net periodic benefit expense is eligible for capitalization. The new standard requires retrospective adoption of the presentation of net periodic benefit expense and prospective application of the capitalization of the service cost component. The impact of the adoption of this standard on our results of operations was a decrease to our operating profit of $87.9 million, $89.4 million and $74.3 million and a corresponding increase to benefit plan non-service income of $87.9 million, $89.4 million and $74.3 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. There were no changes to our reported segment operating profit.

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

In the third quarter of fiscal 2018, we adopted new accounting requirements that codify Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 118, as it relates to allowing for recognition of provisional amounts related to the U.S. Tax Cuts and Jobs Act (TCJA) in the event that the accounting is not complete and a reasonable estimate can be made. Where necessary information is not available, prepared, or analyzed to determine a reasonable estimate, no provisional amount should be recorded. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA. In fiscal 2019, we completed our accounting for the tax effects of the TCJA.

In the third quarter of fiscal 2018, we adopted new accounting requirements that provide the option to reclassify stranded income tax effects resulting from the TCJA from AOCI to retained earnings. We elected to reclassify the stranded income tax effects of the TCJA of $329.4 million from AOCI to retained earnings. This reclassification consisted of deferred taxes originally recorded in AOCI that exceeded the newly enacted federal corporate tax rate. The new accounting requirements allowed for adjustments to reclassification amounts in subsequent periods as a result of changes to the provisional amounts recorded.

In the first quarter of fiscal 2018, we adopted new requirements for the accounting and presentation of stock-based payments. The adoption of this guidance resulted in the prospective recognition of realized windfall and shortfall tax benefits related to the exercise or vesting of stock-based awards in our Consolidated Statements of Earnings instead of additional paid-in capital within our Consolidated Balance Sheets. We retrospectively adopted the guidance related to reclassification of realized windfall tax benefits, which resulted in reclassifications of cash provided by financing activities to operating activities in our Consolidated Statements of Cash Flows. Additionally, we retrospectively adopted the guidance related to reclassification of employee tax withholdings, which resulted in reclassifications of cash used by operating activities to financing activities in our Consolidated Statements of Cash Flows. Stock-based compensation expense continues to reflect estimated forfeitures.

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

NOTE 3. ACQUISITION AND DIVESTITURES

During the third quarter of fiscal 2019, we sold our La Salteña fresh pasta and refrigerated dough business in Argentina, and recorded a pre-tax loss of $35.4 million. During the fourth quarter of fiscal 2019, we sold our yogurt business in China and simultaneously entered into a new Yoplait license agreement with the purchaser for their use of the Yoplait brand. We recorded a pre-tax gain of $5.4 million.

During the fourth quarter of fiscal 2018, we acquired Blue Buffalo Pet Products, Inc. (“Blue Buffalo”) for an aggregate purchase price of $8.0 billion, including $103.0 million of consideration for net debt repaid at the time of the acquisition. In accordance with the definitive agreement and plan of merger, a subsidiary of General Mills merged into Blue Buffalo, with Blue Buffalo surviving the merger as a wholly owned subsidiary of General Mills. In accordance with the merger agreement, equity holders of Blue Buffalo received $40.00 per share in cash. We financed the transaction with a combination of $6.0 billion in debt, $1.0 billion in equity, and cash on hand. In fiscal 2019, we recorded acquisition integration costs of $25.6 million in SG&A expenses. In fiscal 2018, we recorded acquisition transaction and integration costs of $34.0 million in SG&A expenses and $49.9 million in interest, net related to the debt issued to finance the acquisition.

We consolidated Blue Buffalo into our Consolidated Balance Sheets and recorded goodwill of $5.3 billion, an indefinite-lived intangible asset for the Blue Buffalo brand of $2.7 billion, and a finite-lived customer relationship asset of $269.0 million. The goodwill was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is included in the Pet reporting unit and is not deductible for tax purposes. In the fourth quarter of fiscal 2019, we recorded adjustments to certain purchase accounting liabilities that resulted in a $5.6 million increase to goodwill.

The consolidated results of Blue Buffalo are reported as our Pet operating segment on a one-month lag.

The following unaudited supplemental pro forma information is presented as if we had acquired Blue Buffalo at the beginning of fiscal 2017:

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

NOTE 4. RESTRUCTURING, IMPAIRMENT, AND OTHER EXIT COSTS

ASSET IMPAIRMENTS

In fiscal 2019, we recorded a $192.6 million charge related to the impairment of our Progresso, Food Should Taste Good, and Mountain High brand intangible assets in restructuring, impairment, and other exit costs. Please see Note 6 for additional information.

In fiscal 2019, we recorded a $14.8 million charge in restructuring, impairment, and other exit costs related to the impairment of certain manufacturing assets in our North America Retail and Asia & Latin America segments.

In fiscal 2018, we recorded a $96.9 million charge related to the impairment of our Yoki, Mountain High, and Immaculate Baking brand intangible assets in restructuring, impairment, and other exit costs.

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

Charges recorded in fiscal 2019 were as follows:

Expense, in Millions
Targeted actions in global supply chain	$80.2
Charges associated with restructuring actions previously announced	(2.6)
Total	$77.6

In fiscal 2019, we approved restructuring actions to drive efficiencies in targeted areas of our global supply chain. In our North America Retail segment, we approved actions at certain facilities to consolidate production and optimize our labor and manufacturing platforms. In connection with these actions we will exit our Carson, California yogurt manufacturing facility. We expect to incur approximately $101 million of restructuring charges related to these actions, including $10 million of severance expense and $91 million of other costs, primarily asset write-offs. We also expect to incur approximately $2 million of project-related costs. We recorded $9.9 million of severance and $44.5 million of other costs in fiscal 2019. In fiscal 2019, we approved targeted systems and process optimization actions in our Europe & Australia segment and expect to incur approximately $15 million of restructuring charges, including $11 million of severance expense and $4 million of other costs. We recorded $11.3 million of severance and $0.7 million of other costs in fiscal 2019. In fiscal 2019, we decided to exit underperforming product lines in our Asia & Latin America segment and expect to incur approximately $14 million of restructuring charges, including $1 million of severance expense and $13 million of other costs, primarily asset write-offs. We recorded $1.0 million of severance and $11.5 million of other costs in fiscal 2019. In fiscal 2019, we decided to exit underperforming markets in our Pet segment and expect to incur approximately $8 million of restructuring charges, including $2 million of severance expense and $6 million of other costs, primarily asset write-offs. We recorded $0.8 million of severance and $0.5 million of other costs in fiscal 2019.

Certain of these global supply chain actions are subject to union negotiations and works counsel consultations, where required. We expect to spend approximately $35 million of cash related to these actions and spent $1.7 million in fiscal 2019. We expect these actions to be completed by the end of fiscal 2022.

In fiscal 2019, we paid $49.3 million in cash related to restructuring initiatives in fiscal 2019.

Charges recorded in fiscal 2018 were as follows:

Expense, in Millions
Global cost savings initiatives	$49.3
Charges associated with restructuring actions previously announced	33.4
Total	$82.7

Charges recorded in fiscal 2017 were as follows:

Expense, in Millions
Global reorganization	$72.1
Restructuring of certain international product lines	45.1
Closure of Vineland, New Jersey plant	41.4
Closure of Melbourne, Australia plant	21.9
Charges associated with restructuring actions previously announced	43.6
Total	$224.1

Restructuring and impairment charges and project-related costs are classified in our Consolidated Statements of Earnings as follows:

	Fiscal
In Millions	2019	2018	2017
Restructuring, impairment, and other exit costs	$275.1	$165.6	$180.4
Cost of sales	9.9	14.0	41.5
Total restructuring charges	285.0	179.6	221.9
Project-related costs classified in cost of sales	$1.3	$11.3	$43.9

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 29, 2016	$73.6	$1.5	$1.5	$76.6
Fiscal 2017 charges, including foreign currency translation	95.0	0.9	8.1	104.0
Utilized in fiscal 2017	(86.8)	(1.7)	(7.1)	(95.6)
Reserve balance as of May 28, 2017	81.8	0.7	2.5	85.0
Fiscal 2018 charges, including foreign currency translation	40.8	0.2	(0.7)	40.3
Utilized in fiscal 2018	(56.6)	(0.8)	(1.1)	(58.5)
Reserve balance as of May 27, 2018	66.0	0.1	0.7	66.8
Fiscal 2019 charges, including foreign currency translation	7.7	2.5	1.4	11.6
Utilized in fiscal 2019	(37.2)	(2.6)	(2.1)	(41.9)
Reserve balance as of May 26, 2019	$36.5	$-	$-	$36.5

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

Results from our CPW and HDJ joint ventures are reported for the 12 months ended March 31.

Joint venture related balance sheet activity is as follows:

In Millions	May 26, 2019	May 27, 2018
Cumulative investments	$452.9	$499.6
Goodwill and other intangibles	472.1	488.7
Aggregate advances included in cumulative investments	249.0	295.3

Joint venture earnings and cash flow activity is as follows:

	Fiscal Year
In Millions	2019	2018	2017
Sales to joint ventures	$4.2	$7.4	$7.0
Net (repayments) advances	(0.1)	17.3	(3.3)
Dividends received	86.7	113.2	75.6

Summary combined financial information for the joint ventures on a 100 percent basis is as follows:

	Fiscal Year
In Millions	2019	2018	2017
Net sales:
CPW	$1,647.7	$1,734.0	$1,648.4
HDJ	396.2	430.4	435.1
Total net sales	2,043.9	2,164.4	2,083.5
Gross margin	744.4	853.6	865.9
Earnings before income taxes	155.4	216.2	243.3
Earnings after income taxes	111.9	176.7	190.3

In Millions	May 26, 2019	May 27, 2018
Current assets	$895.6	$938.5
Noncurrent assets	839.2	902.5
Current liabilities	1,517.3	1,579.3
Noncurrent liabilities	77.1	72.6

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets are as follows:

In Millions	May 26, 2019	May 27, 2018
Goodwill	$13,995.8	$14,065.0
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,590.8	6,818.7
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	786.1	811.7
Less accumulated amortization	(210.1)	(185.3)
Intangible assets subject to amortization	576.0	626.4
Other intangible assets	7,166.8	7,445.1
Total	$21,162.6	$21,510.1

Based on the carrying value of finite-lived intangible assets as of May 26, 2019, amortization expense for each of the next five fiscal years is estimated to be approximately $40 million.

In fiscal 2018, we acquired Blue Buffalo, which became our Pet operating segment and we recorded $5.3 billion of goodwill, $2.7 billion related to an indefinite-lived brand intangible asset, and $269.0 million related to a customer relationships intangible asset. In the fourth quarter of fiscal 2019, we recorded adjustments to certain purchase accounting liabilities that resulted in a $5.6 million increase to goodwill.

The changes in the carrying amount of goodwill for fiscal 2017, 2018, and 2019 are as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 29, 2016	$6,410.3	$-	$921.1	$716.5	$287.1	$406.2	$8,741.2
Divestiture	-	-	(2.3)	-	-	-	(2.3)
Other activity, primarily foreign currency translation	(3.8)	-	-	(15.7)	25.3	2.5	8.3
Balance as of May 28, 2017	6,406.5	-	918.8	700.8	312.4	408.7	8,747.2
Acquisition	-	5,294.9	-	-	-	-	5,294.9
Other activity, primarily foreign currency translation	4.1	-	-	29.1	(27.4)	17.1	22.9
Balance as of May 27, 2018	6,410.6	5,294.9	918.8	729.9	285.0	425.8	14,065.0
Divestitures	-	-	-	-	(0.5)	-	(0.5)
Purchase accounting adjustment	-	5.6	-	-	-	-	5.6
Other activity, primarily foreign currency translation	(4.1)	-	-	(29.5)	(24.3)	(16.4)	(74.3)
Balance as of May 26, 2019	$6,406.5	$5,300.5	$918.8	$700.4	$260.2	$409.4	$13,995.8

The changes in the carrying amount of other intangible assets for fiscal 2017, 2018, and 2019 are as follows:

In Millions	Total
Balance as of May 29, 2016	$4,538.6
Other activity, primarily amortization and foreign currency translation	(8.2)
Balance as of May 28, 2017	4,530.4
Acquisition	3,015.0
Impairment charge	(96.9)
Other activity, primarily amortization and foreign currency translation	(3.4)
Balance as of May 27, 2018	7,445.1
Impairment charges	(192.6)
Other activity, primarily amortization and foreign currency translation	(85.7)
Balance as of May 26, 2019	$7,166.8

Our annual goodwill and indefinite-lived intangible assets test was performed on the first day of the second quarter of fiscal 2019. As a result of lower sales projections in our long-range plans for the businesses supporting the Progresso, Food Should Taste Good, and Mountain High brand intangible assets, we recorded the following impairment charges:

In Millions	Impairment Charge	Fair Value as of Nov. 25, 2018 (a)
Progresso	$132.1	$330.0
Food Should Taste Good	45.1	-
Mountain High	15.4	-
Total	$192.6	$330.0
(a) Level 3 assets in the fair value hierarchy.

In fiscal 2018, we recorded a $96.9 million charge related to the impairment of our Yoki, Mountain High, and Immaculate Baking brand intangible assets in restructuring, impairment, and other exit costs.

Significant assumptions used in that assessment included our long-range cash flow projections for the businesses, royalty rates, weighted-average cost of capital rates, and tax rates.

Our Latin America reporting unit and the Yoki brand intangible asset had fair values that were not substantially in excess of the carrying values. The excess fair value as of the fiscal 2019 test date of the Latin America reporting unit and the Yoki brand intangible asset were as follows:

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

NOTE 7. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 26, 2019 and May 27, 2018, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Fair Value		Gross Gains		Gross Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2019	2018	2019	2018	2019	2018	2019	2018
Available for sale debt securities	$34.3	$25.4	$34.3	$25.4	$-	$-	$-	$-
Equity securities	0.6	0.3	18.5	3.5	17.9	3.2	-	-
Total	$34.9	$25.7	$52.8	$28.9	$17.9	$3.2	$-	$-

There were no realized gains or losses from sales of marketable securities in fiscal 2019. In fiscal 2018, we realized $6.8 million of gains from the sale of available-for-sale marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period and the security’s maturity date. The aggregate unrealized gains and losses on available-for-sale debt securities, net of tax effects, are classified in AOCI within stockholders’ equity.

Scheduled maturities of our marketable securities are as follows:

	Marketable Securities
In Millions	Cost	Fair Value
Under 1 year (current)	$34.3	$34.3
Equity securities	0.6	18.5
Total	$34.9	$52.8

As of May 26, 2019, we had $2.3 million of certain marketable debt securities pledged as collateral for derivative contracts. As of May 26, 2019, $34.8 million of certain accounts receivable were pledged as collateral against a foreign uncommitted line of credit.

The fair value and carrying amounts of long-term debt, including the current portion, were $13,272.8 million and $13,021.3 million, respectively, as of May 26, 2019. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Unallocated corporate items for fiscal 2019, 2018 and 2017 included:

	Fiscal Year
In Millions	2019	2018	2017
Net gain (loss) on mark-to-market valuation of commodity positions	$(39.0)	$14.3	$(22.0)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	10.0	11.3	32.0
Net mark-to-market revaluation of certain grain inventories	(7.0)	6.5	3.9
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(36.0)	$32.1	$13.9

As of May 26, 2019, the net notional value of commodity derivatives was $312.5 million, of which $242.9 million related to agricultural inputs and $69.6 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

Floating Interest Rate Exposures — Floating-to-fixed interest rate swaps are accounted for as cash flow hedges, as are all hedges of forecasted issuances of debt. Effectiveness is assessed based on either the perfectly effective hypothetical derivative method or changes in the present value of interest payments on the underlying debt. Effective gains and losses deferred to AOCI are reclassified into earnings over the life of the associated debt. Ineffective gains and losses are recorded as net interest. The amount of hedge ineffectiveness was less than $1 million in fiscal 2019, a $2.6 million loss in fiscal 2018, and less than $1 million in fiscal 2017.

Fixed Interest Rate Exposures — Fixed-to-floating interest rate swaps are accounted for as fair value hedges with effectiveness assessed based on changes in the fair value of the underlying debt and derivatives, using incremental borrowing rates currently available on loans with similar terms and maturities. Ineffective gains and losses on these derivatives and the underlying hedged items are recorded as net interest. The amount of hedge ineffectiveness was a $2.4 million gain in fiscal 2019, a $3.4 million loss in fiscal 2018, and a $4.3 million gain in fiscal 2017.

In advance of planned debt financing related to the acquisition of Blue Buffalo, we entered into $3,800.0 million of treasury locks due April 19, 2018, with an average fixed rate of 2.9 percent. All of these treasury locks were cash settled for $43.9 million during the fourth quarter of fiscal 2018, concurrent with the issuance of our $850.0 million 5.5-year fixed-rate notes, $800.0 million 7-year fixed-rate notes, $1,400.0 million 10-year fixed-rate notes, $500.0 million 20-year fixed-rate notes, and $650.0 million 30-year fixed-rate notes.

In advance of planned debt financing, in fiscal 2018, we entered into $500.0 million of treasury locks due October 15, 2017 with an average fixed rate of 1.8 percent. All of these treasury locks were cash settled for $3.7 million during the second quarter of fiscal 2018, concurrent with the issuance of our $500.0 million 5-year fixed-rate notes.

As of May 26, 2019, the pre-tax amount of cash-settled interest rate hedge gain or loss remaining in AOCI, which will be reclassified to earnings over the remaining term of the related underlying debt, follows:

In Millions	Gain/(Loss)
3.15% notes due December 15, 2021	$(25.3)
2.6% notes due October 12, 2022	2.5
1.0% notes due April 27, 2023	(0.9)
3.7% notes due October 17, 2023	(1.5)
3.65% notes due February 15, 2024	8.4
4.0% notes due April 17, 2025	(3.4)
3.2% notes due February 10, 2027	13.2
1.5% notes due April 27, 2027	(2.6)
4.2% notes due April 17, 2028	(9.1)
4.55% notes due April 17, 2038	(10.3)
5.4% notes due June 15, 2040	(11.8)
4.15% notes due February 15, 2043	9.3
4.7% notes due April 17, 2048	(13.7)
Net pre-tax hedge loss in AOCI	$(45.2)

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate derivatives. Average floating rates are based on rates as of the end of the reporting period.

In Millions	May 26, 2019	May 27, 2018
Pay-floating swaps - notional amount	$500.0	$500.0
Average receive rate	2.2%	2.2%
Average pay rate	3.1%	2.9%

The swap contracts outstanding as of May 26, 2019 mature in fiscal 2020.

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

As of May 26, 2019, the net notional value of foreign exchange derivatives was $1,008.5 million. The amount of hedge ineffectiveness was less than $1 million in fiscal 2019, 2018, and 2017.

We also have net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 26, 2019, we hedged a portion of these net investments with €2,200.0 million of euro denominated bonds. As of May 26, 2019, we had deferred net foreign currency transaction losses of $51.5 million in AOCI associated with net investment hedging activity.

EQUITY INSTRUMENTS

Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of May 26, 2019, the net notional amount of our equity swaps was $169.1 million. These swap contracts mature in fiscal 2020.

FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of May 26, 2019 and May 27, 2018, were as follows:

	May 26, 2019				May 26, 2019
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$-	$-	$-	$-	$-	$(1.9)	$-	$(1.9)
Foreign exchange contracts (c) (d)	-	12.9	-	12.9	-	(3.3)	-	(3.3)
Total	-	12.9	-	12.9	-	(5.2)	-	(5.2)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (c) (d)	-	2.4	-	2.4	-	(1.9)	-	(1.9)
Commodity contracts (c) (e)	1.4	5.2	-	6.6	(4.4)	(3.5)	-	(7.9)
Grain contracts (c) (e)	-	6.7	-	6.7	-	(2.3)	-	(2.3)
Total	1.4	14.3	-	15.7	(4.4)	(7.7)	-	(12.1)
Other assets and liabilities reported at fair value:
Marketable investments (a) (f)	18.5	34.3	-	52.8	-	-	-	-
Long-lived assets (g)	-	19.0	-	19.0	-	-	-	-
Indefinite-lived intangible assets (h)	-	-	330.0	330.0	-	-	-	-
Total	18.5	53.3	330.0	401.8	-	-	-	-
Total assets, liabilities, and derivative positions recorded at fair value	$19.9	$80.5	$330.0	$430.4	$(4.4)	$(12.9)	$-	$(17.3)
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
(g)

We recorded $61.2 million in non-cash impairment charges in fiscal 2019 to write down certain long-lived assets to their fair value. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a carrying value of $80.2 million and were associated with the restructuring actions described in Note 4.

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

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the fiscal years ended May 26, 2019 and May 27, 2018, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in other comprehensive income (OCI) (a)	$-	$(50.5)	$15.7	$(14.6)	$-	$-	$-	$-	$15.7	$(65.1)
Amount of net gain (loss) reclassified from AOCI into earnings (a) (b)	(9.0)	19.3	8.4	(4.2)	-	-	-	-	(0.6)	15.1
Amount of net gain (loss) recognized in earnings (c)	-	(2.6)	0.5	(0.3)	-	-	-	-	0.5	(2.9)
Derivatives in Fair Value Hedging Relationships:
Amount of net gain (loss) recognized in earnings (d)	2.4	(3.4)	-	-	-	-	-	-	2.4	(3.4)
Derivatives Not Designated as Hedging Instruments:
Amount of net gain (loss) recognized in earnings (d)	-	-	7.5	(2.8)	0.7	14.3	(33.6)	26.9	(25.4)	38.4
(a)	Effective portion.
(b)	Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
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

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in our Consolidated Balance Sheets to the net fair values that could be reported in our Consolidated Balance Sheets:

	May 26, 2019
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$6.6	$-	$6.6	$(4.9)	$-	$1.7	$(7.9)	$-	$(7.9)	$4.9	$-	$(3.0)
Interest rate contracts	-	-	-	-	-	-	(2.2)	-	(2.2)	-	-	(2.2)
Foreign exchange contracts	15.3	-	15.3	(5.1)	-	10.2	(5.2)	-	(5.2)	5.1	-	(0.1)
Equity contracts	0.7	-	0.7	(0.7)	-	-	(5.8)	-	(5.8)	0.7	-	(5.1)
Total	$22.6	$-	$22.6	$(10.7)	$-	$11.9	$(21.1)	$-	$(21.1)	$10.7	$-	$(10.4)

	May 27, 2018
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$27.7	$-	$27.7	$(1.1)	$-	$26.6	$(1.1)	$-	$(1.1)	$1.1	$-	$-
Interest rate contracts	-	-	-	-	-	-	(6.9)	-	(6.9)	-	-	(6.9)
Foreign exchange contracts	11.8	-	11.8	(5.7)	-	6.1	(7.2)	-	(7.2)	5.7	-	(1.5)
Equity contracts	3.9	-	3.9	(0.4)	-	3.5	(0.4)	-	(0.4)	0.4	-	-
Total	$43.4	$-	$43.4	$(7.2)	$-	$36.2	$(15.6)	$-	$(15.6)	$7.2	$-	$(8.4)

(a) Includes related collateral offset in our Consolidated Balance Sheets.

(b) Net fair value as recorded in our Consolidated Balance Sheets.

(c) Fair value of assets that could be reported net in our Consolidated Balance Sheets.

(d) Fair value of liabilities that could be reported net in our Consolidated Balance Sheets.

(e) Fair value of assets and liabilities reported on a gross basis in our Consolidated Balance Sheets.

AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS

As of May 26, 2019, the after-tax amounts of unrealized gains and losses in AOCI related to hedge derivatives follows:

In Millions	After-Tax Gain/(Loss)
Unrealized losses from interest rate cash flow hedges	$(32.6)
Unrealized gains from foreign currency cash flow hedges	13.2
After-tax loss in AOCI related to hedge derivatives	$(19.4)

The net amount of pre-tax gains and losses in AOCI as of May 26, 2019 that we expect to be reclassified into net earnings within the next 12 months is a $7.2 million net gain.

CREDIT-RISK-RELATED CONTINGENT FEATURES

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 26, 2019, was $7.4 million. We have posted no collateral under these contracts. If the credit-risk-related contingent features underlying these agreements had been triggered on May 26, 2019, we would have been required to post $7.4 million of collateral to counterparties.

CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK

During fiscal 2019, customer concentration was as follows:

Percent of total	Consolidated	North America Retail	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Pet
Walmart (a):
Net sales	20%	31%	7%	1%	4%	3%
Accounts receivable		22%	3%	1%	6%	9%

Five largest customers:
Net sales		55%	45%	24%	12%	69%
(a)	Includes Walmart Inc. and its affiliates.

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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $2.4 million against which we do not hold collateral. Under the terms of our swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of May 26, 2019, $1,049.8 million of our accounts payable is payable to suppliers who utilize these third party services.

NOTE 8. DEBT

NOTES PAYABLE

The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 26, 2019		May 27, 2018
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$1,298.5	2.7%	$1,213.5	2.2%
Financial institutions	170.2	9.0	336.3	6.2
Total	$1,468.7	3.4%	$1,549.8	3.1%

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have uncommitted and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 26, 2019:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
June 2019	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.7	0.2
Total committed and uncommitted credit facilities	$3.6	$0.2

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of May 26, 2019.

LONG-TERM DEBT

In March 2019, we issued €300.0 million principal amount of 0.0 percent fixed-rate notes due January 15, 2020. We may redeem the notes if certain tax laws change and we would be obligated to pay additional amounts on the notes. These notes are senior unsecured obligations that include a change of control repurchase provision. We used the net proceeds, together with cash on hand, to repay our €300.0 million floating rate notes.

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

In October 2017, we issued $500.0 million principal amount of 2.6 percent fixed-rate notes due October 12, 2022. Interest on the notes is payable semiannually in arrears. We may redeem the notes in whole, or in part, at any time at the applicable redemption price. The notes are senior unsecured obligations that include a change of control repurchase provision. The net proceeds, together with cash on hand, were used to repay $500.0 million of 1.4 percent fixed-rate notes.

A summary of our long-term debt is as follows:

In Millions	May 26, 2019	May 27, 2018
4.2% notes due April 17, 2028	$1,400.0	$1,400.0
5.65% notes due February 15, 2019	-	1,150.0
3.15% notes due December 15, 2021	1,000.0	1,000.0
3.7% notes due October 17, 2023	850.0	850.0
Floating-rate notes due April 16, 2021	850.0	850.0
4.0% notes due April 17, 2025	800.0	800.0
3.2% notes due February 10, 2027	750.0	750.0
4.7% notes due April 17, 2048	650.0	650.0
3.2% notes due April 16, 2021	600.0	600.0
Euro-denominated 2.1% notes due November 16, 2020	560.1	582.6
Euro-denominated 1.0% notes due April 27, 2023	560.1	582.6
Euro-denominated floating-rate notes due January 15, 2020	560.1	582.6
4.55% notes due April 17, 2038	500.0	500.0
2.6% notes due October 12, 2022	500.0	500.0
5.4% notes due June 15, 2040	500.0	500.0
4.15% notes due February 15, 2043	500.0	500.0
3.65% notes due February 15, 2024	500.0	500.0
2.2% notes due October 21, 2019	500.0	500.0
Euro-denominated 1.5% notes due April 27, 2027	448.1	466.1
Floating-rate notes due October 17, 2023	400.0	400.0
Euro-denominated 0.0% notes due January 15, 2020	336.1	-
Euro-denominated floating-rate notes due March 20, 2019	-	349.6
Euro-denominated 2.2% notes due June 24, 2021	224.0	232.8
Medium-term notes, 2.36% to 6.59%, due fiscal 2022 or later	104.2	104.2
Other, including debt issuance costs and capital leases	(71.4)	(81.7)
	13,021.3	14,268.8
Less amount due within one year	(1,396.5)	(1,600.1)
Total long-term debt	$11,624.8	$12,668.7

Principal payments due on long-term debt and capital leases in the next five years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are as follows:

In Millions
2020	$1,396.5
2021	2,114.4
2022	1,224.1
2023	1,060.2
2024	1,750.0

Certain of our long-term debt agreements contain restrictive covenants. As of May 26, 2019, we were in compliance with all of these covenants.

As of May 26, 2019, the $45.2 million pre-tax loss recorded in AOCI associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from AOCI to net interest in fiscal 2020 is a $9.4 million pre-tax loss.

NOTE 9. REDEEMABLE AND NONCONTROLLING INTERESTS

Our principal redeemable and noncontrolling interests relate to our Yoplait SAS, Yoplait Marques SNC, Liberté Marques Sàrl, and General Mills Cereals, LLC (GMC) subsidiaries. In addition, we have 4 foreign subsidiaries that have noncontrolling interests totaling $4.9 million as of May 26, 2019.

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of May 26, 2019, the redemption value of the euro-denominated redeemable interest was $551.7 million.

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

We paid dividends of $22.0 million in fiscal 2019 and $37.7 million in fiscal 2018 to Sodiaal under the terms of the Yoplait SAS, Yoplait Marques SNC, and Liberté Marques Sàrl shareholder agreements.

A subsidiary of Yoplait SAS has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $210.8 million for fiscal 2019 and $230.8 million for fiscal 2018.

During the second quarter of fiscal 2019, Sodiaal invested $55.7 million in Yoplait SAS.

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

Our noncontrolling interests contain restrictive covenants. As of May 26, 2019, we were in compliance with all of these covenants.

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

On March 27, 2018, we issued 22.7 million shares of the Company’s common stock, par value $0.10 per share, at a public offering price of $44.00 per share for total proceeds of $1.0 billion. We paid $30.1 million in issuance costs, that were recorded in additional paid-in capital. The net proceeds of $969.9 million were used to finance a portion of the acquisition of Blue Buffalo.

Share repurchases were as follows:

	Fiscal Year
In Millions	2019	2018	2017

Shares of common stock	-	10.9	25.4
Aggregate purchase price	$1.1	$601.6	$1,651.5

The following table provides details of total comprehensive income:

	Fiscal 2019
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,752.7	$13.9	$19.6

Other comprehensive income (loss):
Foreign currency translation	$(38.3)	$-	(38.3)	(13.5)	(31.0)
Net actuarial loss	(325.6)	72.2	(253.4)	-	-
Other fair value changes:
Hedge derivatives	15.9	(3.7)	12.2	-	(0.1)
Reclassification to earnings:
Securities (a)	(2.6)	0.6	(2.0)	-	-
Hedge derivatives (b)	0.1	0.4	0.5	-	0.4
Amortization of losses and prior service costs (c)	107.5	(22.9)	84.6	-	-

Other comprehensive loss	(243.0)	46.6	(196.4)	(13.5)	(30.7)

Total comprehensive income (loss)			$1,556.3	$0.4	$(11.1)

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for securities.
(b)	Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. Please refer to Note 2.

	Fiscal 2018
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$2,131.0	$13.4	$18.6

Other comprehensive income (loss):
Foreign currency translation	$(76.9)	$-	(76.9)	13.5	26.4
Net actuarial income	185.5	(45.4)	140.1	-	-
Other fair value changes:
Securities	1.8	(0.6)	1.2	-	-
Hedge derivatives	(64.7)	14.2	(50.5)	-	(0.3)
Reclassification to earnings:
Securities (a)	(6.6)	1.5	(5.1)	-	-
Hedge derivatives (b)	24.9	(6.4)	18.5	-	(1.1)
Amortization of losses and prior service costs (c)	176.8	(59.2)	117.6	-	-

Other comprehensive income	240.8	(95.9)	144.9	13.5	25.0

Total comprehensive income			$2,275.9	$26.9	$43.6

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for securities.
(b)	Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)	Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. Please refer to Note 2.

	Fiscal 2017
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net

Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,657.5	$11.3	$32.3

Other comprehensive income (loss):
Foreign currency translation	$19.5	$-	19.5	2.5	(15.7)
Net actuarial income	307.3	(109.4)	197.9	-	-
Other fair value changes:
Securities	1.3	(0.5)	0.8	-	-
Hedge derivatives	65.9	(16.1)	49.8	-	3.5
Reclassification to earnings:
Hedge derivatives (a)	(25.2)	2.4	(22.8)	-	(2.9)
Amortization of losses and prior service costs (b)	197.2	(74.7)	122.5	-	-

Other comprehensive income (loss)	566.0	(198.3)	367.7	2.5	(15.1)

Total comprehensive income			$2,025.2	$13.8	$17.2

(a)	Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)	Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. Please refer to Note 2.

In fiscal 2019, 2018, and 2017, except for reclassifications to earnings, changes in other comprehensive income (loss) were primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	May 26, 2019	May 27, 2018

Foreign currency translation adjustments	$(739.9)	$(701.6)
Unrealized gain (loss) from:
Securities	-	2.0
Hedge derivatives	(19.4)	(32.1)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,880.5)	(1,723.6)
Prior service credits	14.4	26.3

Accumulated other comprehensive loss	$(2,625.4)	$(2,429.0)

In the third quarter of fiscal 2018, we adopted new accounting requirements that provide the option to reclassify stranded income tax effects resulting from the TCJA from AOCI to retained earnings. We elected to reclassify the stranded income tax effects of the TCJA of $329.4 million from AOCI to retained earnings. Please see Note 14 for additional information.

NOTE 11. STOCK PLANS

We use broad-based stock plans to help ensure that management’s interests are aligned with those of our shareholders. As of May 26, 2019, a total of 30.3 million shares were available for grant in the form of stock options, restricted stock, restricted stock units, and shares of unrestricted stock under the 2017 Stock Compensation Plan (2017 Plan). The 2017 Plan also provides for the issuance of cash-settled share-based units, stock appreciation rights, and performance-based stock awards. Stock-based awards now outstanding include some granted under the 2007, 2009, and 2011 stock plans and the 2006 and 2011 compensation plans for non-employee directors, under which no further awards may be granted. The stock plans provide for potential accelerated vesting of awards upon retirement, termination, or death of eligible employees and directors.

Stock Options

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2019	2018	2017

Estimated fair values of stock options granted	$5.35	$6.18	$8.80
Assumptions:
Risk-free interest rate	2.9%	2.2%	1.7%
Expected term	8.5 years	8.2 years	8.5 years
Expected volatility	16.3%	15.8%	17.8%
Dividend yield	4.3%	3.6%	2.9%

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

Any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a windfall tax benefit) is presented in our Consolidated Statements of Cash Flows as an operating cash flow. Realized windfall tax benefits and shortfall tax deficiencies related to the exercise or vesting of stock-based awards are recognized in the Consolidated Statement of Earnings. We recognized windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings of $24.5 million in fiscal 2019 and $25.5 million in fiscal 2018.

Options may be priced at 100 percent or more of the fair market value on the date of grant, and generally vest four years after the date of grant. Options generally expire within 10 years and one month after the date of grant.

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)

Balance as of May 27, 2018	28,963.8	$42.90
Granted	3,149.8	46.09
Exercised	(7,968.1)	30.96
Forfeited or expired	(492.5)	53.73

Outstanding as of May 26, 2019	23,653.0	$47.12	4.82	$180.0

Exercisable as of May 26, 2019	14,219.0	41.80	2.79	$159.8

Stock-based compensation expense related to stock option awards was $14.7 million in fiscal 2019, $15.5 million in fiscal 2018, and $18.0 million in fiscal 2017. Compensation expense related to stock-based payments recognized in our Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs for fiscal 2018 and 2017.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year
In Millions	2019	2018	2017

Net cash proceeds	$241.4	$99.3	$112.6
Intrinsic value of options exercised	$126.7	$83.6	$176.5

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

Information on restricted stock unit and performance share unit activity follows:

	Equity Classified		Liability Classified
	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value	Share- Settled Units (Thousands)	Weighted- Average Grant-Date Fair Value

Non-vested as of May 27, 2018	3,731.8	$57.50	121.3	$58.26
Granted	1,814.5	46.14	33.8	46.16
Vested	(880.6)	51.30	(35.2)	55.48
Forfeited or expired	(393.4)	58.44	(11.8)	57.64

Non-vested as of May 26, 2019	4,272.3	$53.87	108.1	$55.45

	Fiscal Year
	2019	2018	2017

Number of units granted (thousands)	1,848.2	1,551.3	1,462.3
Weighted-average price per unit	$46.14	$55.12	$67.01

The total grant-date fair value of restricted stock unit awards that vested was $47.1 million in fiscal 2019 and $93.0 million in fiscal 2018.

As of May 26, 2019, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $98.4 million. This expense will be recognized over 21 months, on average.

Stock-based compensation expense related to restricted stock units and performance share units was $70.2 million for fiscal 2019, $62.4 million for fiscal 2018, and $77.9 million for fiscal 2017. Compensation expense related to stock-based payments recognized in our Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs for fiscal 2019, 2018, and 2017.

NOTE 12. EARNINGS PER SHARE

Basic and diluted EPS were calculated using the following:

	Fiscal Year
In Millions, Except per Share Data	2019	2018	2017

Net earnings attributable to General Mills	$1,752.7	$2,131.0	$1,657.5

Average number of common shares—basic EPS	600.4	576.8	587.1
Incremental share effect from: (a)
Stock options	3.1	6.9	8.1
Restricted stock units, performance share units, and other	1.9	2.0	2.8

Average number of common shares—diluted EPS	605.4	585.7	598.0

Earnings per share—basic	$2.92	$3.69	$2.82
Earnings per share —diluted	$2.90	$3.64	$2.77

(a)

Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2019	2018	2017

Anti-dilutive stock options, restricted stock units, and performance share units	14.1	8.9	2.3

NOTE 13. RETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

Defined Benefit Pension Plans

We have defined benefit pension plans covering many employees in the United States, Canada, Switzerland, France, and the United Kingdom. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made no voluntary contributions to our principal U.S. plans in fiscal 2019 or 2018. We do not expect to be required to make any contributions in fiscal 2020. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control. All salaried employees hired on or after June 1, 2013, are eligible for a retirement program that does not include a defined benefit pension plan.

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

Other Postretirement Benefit Plans

We also sponsor plans that provide health care benefits to many of our retirees in the United States, Canada, and Brazil. The United States salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We made no voluntary contributions to these plans in fiscal 2019 or fiscal 2018.

Health Care Cost Trend Rates

Assumed health care cost trends are as follows:

	Fiscal Year
	2019	2018

Health care cost trend rate for next year	6.4% and 6.7%	6.7% and 7.0%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2029	2029

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 6.7 percent for retirees age 65 and over and 6.4 percent for retirees under age 65 at the end of fiscal 2019. Rates are graded down annually until the ultimate trend rate of 4.5 percent is reached in 2029 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

A one percentage point change in the health care cost trend rate would have the following effects:

In Millions	One Percentage Point Increase	One Percentage Point Decrease

Effect on the aggregate of the service and interest cost components in fiscal 2020	$1.4	$(1.3)
Effect on the other postretirement accumulated benefit obligation as of May 26, 2019	$43.5	$(40.3)

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

Summarized financial information about defined benefit pension, other postretirement benefit, and postemployment benefit plans is presented below:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2019	2018	2019	2018	2019	2018

Change in Plan Assets:
Fair value at beginning of year	$6,177.4	$5,925.2	$726.1	$694.8
Actual return on assets	391.9	496.5	41.3	50.5
Employer contributions	30.4	41.8	0.1	0.1
Plan participant contributions	3.9	6.1	15.0	15.7
Benefits payments	(305.2)	(298.0)	(28.7)	(35.0)
Foreign currency	(6.8)	5.8	-	-

Fair value at end of year (a)	$6,291.6	$6,177.4	$753.8	$726.1

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$6,416.0	$6,458.6	$871.8	$951.4	$126.7	$134.5
Service cost	94.6	102.9	9.9	11.6	7.6	8.6
Interest cost	248.0	217.9	33.1	30.1	3.0	2.3
Plan amendment	-	25.4	-	(0.7)	1.7	1.2
Curtailment/other	(0.7)	-	-	-	-	-
Plan participant contributions	3.9	6.1	15.0	15.7	-	-
Medicare Part D reimbursements	-	-	2.5	3.0	-	-
Actuarial loss (gain)	301.8	(102.0)	(45.4)	(73.9)	2.6	(7.0)
Benefits payments	(305.8)	(298.6)	(62.2)	(64.9)	(13.2)	(13.1)
Foreign currency	(7.1)	5.7	(0.6)	(0.5)	(0.4)	0.2

Projected benefit obligation at end of year (a)	$6,750.7	$6,416.0	$824.1	$871.8	$128.0	$126.7

Plan assets less than benefit obligation as of fiscal year end	$(459.1)	$(238.6)	$(70.3)	$(145.7)	$(128.0)	$(126.7)

(a) Plan assets and obligations are measured as of May 31, 2019, and May 31, 2018.

As of May 26, 2019, other postretirement benefit plans had benefit obligations of $498.4 million that exceeded plan assets of $233.7 million. As of May 27, 2018, other postretirement benefit plans had benefit obligations of $507.3 million that exceeded plan assets of $223.1 million. Postemployment benefit plans are not funded and had benefit obligations of $128.0 million and $126.7 million as of May 26, 2019 and May 27, 2018, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $6,436.9 million as of May 26, 2019, and $6,076.6 million as of May 27, 2018.

Amounts recognized in AOCI as of May 26, 2019 and May 27, 2018, are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2019	2018	2019	2018	2019	2018	2019	2018

Net actuarial (loss) gain	$(1,961.6)	$(1,764.1)	$81.0	$44.4	$0.1	$(3.9)	$(1,880.5)	$(1,723.6)
Prior service (costs) credits	(5.9)	(7.1)	26.3	33.1	(6.0)	0.3	14.4	26.3

Amounts recorded in accumulated other comprehensive loss	$(1,967.5)	$(1,771.2)	$107.3	$77.5	$(5.9)	$(3.6)	$(1,866.1)	$(1,697.3)

Plans with accumulated benefit obligations in excess of plan assets as of May 26, 2019 and May 27, 2018 are as follows:

	Defined Benefit Pension Plans
	Fiscal Year
In Millions	2019	2018

Projected benefit obligation	$589.7	$551.6
Accumulated benefit obligation	552.2	498.8
Plan assets at fair value	14.4	10.2

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2019	2018	2017	2019	2018	2017	2019	2018	2017

Service cost	$94.6	$102.9	$119.7	$9.9	$11.6	$12.5	$7.6	$8.6	$8.8
Interest cost	248.0	217.9	216.5	33.1	30.1	32.2	3.0	2.3	2.6
Expected return on plan assets	(445.8)	(480.2)	(486.7)	(40.4)	(52.2)	(48.5)	-	-	-
Amortization of losses	109.8	177.0	190.2	0.6	0.8	2.5	0.1	0.8	1.7
Amortization of prior service costs (credits)	1.5	1.9	2.5	(5.5)	(5.4)	(5.4)	0.7	0.6	0.6
Other adjustments	-	-	3.1	-	-	1.3	6.7	6.7	1.3
Settlement or curtailment losses	0.3	-	3.8	-	-	(0.9)	-	-	(1.4)

Net expense	$8.4	$19.5	$49.1	$(2.3)	$(15.1)	$(6.3)	$18.1	$19.0	$13.6

We expect to recognize the following amounts in net periodic benefit expense in fiscal 2020:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans

Amortization of losses	$106.9	$(2.1)	$0.4
Amortization of prior service costs (credits)	1.5	(5.5)	0.9

Assumptions

Weighted-average assumptions used to determine fiscal year-end benefit obligations are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2019	2018	2019	2018	2019	2018

Discount rate	3.91%	4.20%	3.79%	4.17%	3.10%	3.60%
Rate of salary increases	4.17	4.27	-	-	4.47	4.44

Weighted-average assumptions used to determine fiscal year net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2019	2018	2017	2019	2018	2017	2019	2018	2017

Discount rate (a)	4.20%	4.08%	4.19%	4.17%	3.92%	3.97%	3.60%	2.87%	2.94%
Service cost effective rate	4.34	4.37	4.57	4.27	4.27	4.42	3.99	3.54	3.55
Interest cost effective rate	3.92	3.45	3.44	3.80	3.24	3.17	3.37	2.67	2.67
Rate of salary increases	4.27	4.25	4.28	-	-	-	4.44	4.46	4.35
Expected long-term rate of return on plan assets	7.25	7.88	8.17	5.67	7.59	7.85	-	-	-

(a)	Determined utilizing the full yield curve method.

Discount Rates

We estimate the service and interest cost components of the net periodic benefit expense for our United States and most of our international defined benefit pension, other postretirement benefit, and postemployment benefit plans utilizing a full yield curve approach by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. Our discount rate assumptions are determined annually as of May 31 for our defined benefit pension, other postretirement benefit, and postemployment benefit plan obligations. We also use discount rates as of May 31 to determine defined benefit pension, other postretirement benefit, and postemployment benefit plan income and expense for the following fiscal year. We work with our outside actuaries to determine the timing and amount of expected future cash outflows to plan participants and, using the Aa Above Median corporate bond yield, to develop a forward interest rate curve, including a margin to that index based on our credit risk. This forward interest rate curve is applied to our expected future cash outflows to determine our discount rate assumptions.

Fair Value of Plan Assets

The fair values of our pension and postretirement benefit plans’ assets and their respective levels in the fair value hierarchy by asset category were as follows:

	Fiscal Year 2019				Fiscal Year 2018
In Millions	Level 1	Level 2	Level 3	Total Assets	Level 1	Level 2	Level 3	Total Assets

Fair value measurement of pension plan assets:
Equity (a)	$1,226.2	$664.6	$-	$1,890.8	$1,722.5	$782.1	$-	$2,504.6
Fixed income (b)	1,635.5	1,144.9	-	2,780.4	1,264.5	714.5	-	1,979.0
Real asset investments (c)	179.4	59.9	-	239.3	229.1	115.2	-	344.3
Other investments (d)	-	-	0.3	0.3	-	-	0.3	0.3
Cash and accruals	186.5	-	-	186.5	124.4	-	-	124.4

Fair value measurement of pension plan assets	$3,227.6	$1,869.4	$0.3	$5,097.3	$3,340.5	$1,611.8	$0.3	$4,952.6

Assets measured at net asset value (e)				1,194.3				1,224.8

Total pension plan assets (f)				$6,291.6				$6,177.4

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$-	$66.8	$-	$66.8	$-	$35.8	$-	$35.8
Fixed income (b)	139.7	241.4	-	381.1	241.0	123.6	-	364.6
Real asset investments (c)	0.3	-	-	0.3	8.0	-	-	8.0
Cash and accruals	11.1	-	-	11.1	19.1	-	-	19.1

Fair value measurement of Postretirement benefit plan assets	$151.1	$308.2	$-	$459.3	$268.1	$159.4	$-	$427.5

Assets measured at net asset value (e)				294.5				298.6

Total postretirement benefit plan assets (f)				$753.8				$726.1

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

(b)

Primarily government and corporate debt securities and futures for purposes of total return, managing fixed income exposure to policy allocations, and duration targets. Investments include: fixed income securities and bond futures generally valued at closing prices from national exchanges, fixed income pricing models, and independent financial analysts; and fixed income commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.

(c)

Publicly traded common stock and limited partnerships in the energy and real estate sectors for purposes of total return. Investments include: energy and real estate securities generally valued at closing prices from national exchanges, and commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.

(d)

Insurance and annuity contracts to provide a stable stream of income for pension retirees. Fair values are based on the fair value of the underlying investments and contract fair values established by the providers.

(e)

Primarily private investments, insurance contracts, and common collective trusts that are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

(f)	Plan assets and obligations are measured as of May 31, 2019, and May 31, 2018.

There were no material changes in our level 3 investments in fiscal 2019 and fiscal 2018.

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

Weighted-average asset allocations for the past two fiscal years for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Fiscal Year		Fiscal Year
	2019	2018	2019	2018
Asset category:
United States equities	20.3%	25.8%	19.1%	20.6%
International equities	12.5	16.1	11.2	10.7
Private equities	8.1	7.7	4.9	4.2
Fixed income	46.7	36.1	61.3	59.6
Real assets	12.4	14.3	3.5	4.9
Total	100.0%	100.0%	100.0%	100.0%

The investment objective for our defined benefit pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. Our goal is to optimize the long-term return on plan assets at a moderate level of risk. The defined benefit pension plan and other postretirement benefit plan portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the U.S. defined benefit pension plans, the long-term investment policy allocation is: 18 percent to equities in the United States; 11 percent to international equities; 9 percent to private equities; 48 percent to fixed income; and 14 percent to real assets (real estate, energy, and infrastructure). For other U.S. postretirement benefit plans, the long-term investment policy allocations are: 18 percent to equities in the United States; 10 percent to international equities; 4 percent to private equities; 65 percent to fixed income; and 3 percent to real assets (real estate, energy, and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

Contributions and Future Benefit Payments

We do not expect to be required to make contributions to our defined benefit pension, other postretirement benefit, and postemployment benefit plans in fiscal 2020. Actual fiscal 2020 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2020 to 2029 as follows:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans Gross Payments	Medicare Subsidy Receipts	Postemployment Benefit Plans
2020	$319.0	$52.4	$3.2	$20.1
2021	324.9	53.9	3.1	18.0
2022	331.8	55.7	2.9	16.6
2023	338.8	57.2	3.0	15.3
2024	346.3	56.9	3.1	14.3
2025-2029	1,856.4	282.4	15.7	59.6

Defined Contribution Plans

The General Mills Savings Plan is a defined contribution plan that covers domestic salaried, hourly, nonunion, and certain union employees. This plan is a 401(k) savings plan that includes a number of investment funds, including a Company stock fund and an Employee Stock Ownership Plan (ESOP). We sponsor another money purchase plan for certain domestic hourly employees with net assets of $22.3 million as of May 26, 2019, and $23.9 million as of May 27, 2018. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $52.7 million in fiscal 2019, $49.2 million in fiscal 2018, and $54.1 million in fiscal 2017.

We match a percentage of employee contributions to the General Mills Savings Plan. The Company match is directed to investment options of the participant’s choosing. The number of shares of our common stock allocated to participants in the ESOP was 5.1 million as of May 26, 2019, and 5.6 million as of May 27, 2018. The ESOP’s only assets are our common stock and temporary cash balances.

The Company stock fund and the ESOP collectively held $410.1 million and $392.1 million of Company common stock as of May 26, 2019 and May 27, 2018, respectively.

NOTE 14. INCOME TAXES

The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2019	2018	2017
Earnings before income taxes and after-tax earnings from joint ventures:
United States	$1,788.2	$1,884.0	$1,941.6
Foreign	293.8	251.6	329.7
Total earnings before income taxes and after-tax earnings from joint ventures	$2,082.0	$2,135.6	$2,271.3
Income taxes:
Currently payable:
Federal	$151.9	$441.2	$368.5
State and local	35.3	35.2	21.1
Foreign	84.6	85.2	81.7
Total current	271.8	561.6	471.3
Deferred:
Federal	86.7	(478.5)	201.3
State and local	21.6	15.7	10.2
Foreign	(12.3)	(41.5)	(27.6)
Total deferred	96.0	(504.3)	183.9
Total income taxes	$367.8	$57.3	$655.2

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2019	2018	2017
United States statutory rate	21.0%	29.4%	35.0%
State and local income taxes, net of federal tax benefits	2.5	1.7	0.8
Foreign rate differences	-	(2.0)	(3.5)
Provisional net tax benefit	(0.4)	(24.5)	-
Stock based compensation	(1.2)	(1.2)	-
Capital loss (a)	(3.7)	-	-
Prior period tax adjustment	-	1.9	-
Domestic manufacturing deduction	-	(1.9)	(2.8)
Other, net	(0.5)	(0.7)	(0.7)
Effective income tax rate	17.7%	2.7%	28.8%
(a)	During the fourth quarter of fiscal 2019 we recorded a discrete benefit related to a capital loss carryback of $72.9 million.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 26, 2019	May 27, 2018
Accrued liabilities	$50.9	$47.2
Compensation and employee benefits	196.6	210.2
Pension	103.2	57.1
Tax credit carryforwards	7.3	7.4
Stock, partnership, and miscellaneous investments	104.2	147.9
Capital losses	73.1	12.9
Net operating losses	141.7	161.2
Other	71.3	52.9
Gross deferred tax assets	748.3	696.8
Valuation allowance	213.7	176.0
Net deferred tax assets	534.6	520.8
Brands	1,472.6	1,498.7
Fixed assets	377.8	329.5
Intangible assets	259.7	255.1
Tax lease transactions	23.9	26.0
Inventories	39.0	38.8
Stock, partnership, and miscellaneous investments	330.0	317.1
Unrealized hedges	27.9	28.5
Other	34.7	30.9
Gross deferred tax liabilities	2,565.6	2,524.6
Net deferred tax liability	$2,031.0	$2,003.8

We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carryforward period to allow us to realize these deferred tax benefits.

Information about our valuation allowance follows:

In Millions	May 26, 2019
Pillsbury acquisition losses	$108.2
State and foreign loss carryforwards	27.0
Capital loss carryforwards	73.0
Other	5.5

Total	$213.7

As of May 26, 2019, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

Information about our tax loss carryforwards follows:

In Millions	May 26, 2019
Foreign loss carryforwards	$138.1
State operating loss carryforwards	12.5

Total tax loss carryforwards	$150.6

Our foreign loss carryforwards expire as follows:

In Millions	May 26, 2019
Expire in fiscal 2020 and 2021	$3.4
Expire in fiscal 2022 and beyond	14.2
Do not expire	120.5

Total foreign loss carryforwards	$138.1

On December 22, 2017, the TCJA was signed into law. The TCJA results in significant revisions to the U.S. corporate income tax system, including a reduction in the U.S. corporate income tax rate, implementation of a territorial system, and a one-time deemed repatriation tax on untaxed foreign earnings. As a result of the TCJA, we recorded a provisional benefit of $523.5 million during fiscal 2018. During fiscal 2019, we completed our accounting for the tax effects of the TCJA and recorded a benefit of $7.2 million which included adjustments to the transition tax and the measurement of our net U.S. deferred tax liability. While our accounting for the recorded impact of the TCJA is deemed to be complete, these amounts were based on prevailing regulations and currently available information, and any additional guidance issued by the Internal Revenue Service (IRS) could impact the aforementioned amounts in future periods.

The legislation also includes provisions that affected our fiscal 2019 results, including but not limited to, a reduction in the U.S. corporate tax rate on domestic operations; the creation of a new minimum tax called the base erosion anti-abuse tax; a new provision that taxes U.S. allocated expenses as well as currently taxes certain income from foreign operations (Global Intangible Low Tax Income or GILTI); a new limitation on deductible interest expense; the repeal of the domestic manufacturing deduction; and limitations on the deductibility of certain executive compensation.

While the new legislation generally eliminates U.S. federal income tax on dividends from foreign subsidiaries going forward, certain income earned by foreign subsidiaries must be included currently in our U.S. taxable income under the new GILTI inclusion rules. Under U.S. GAAP, we are allowed to make an accounting policy election and record the taxes as a period cost as incurred or factor such amounts into the measurement of deferred taxes. In fiscal 2018, we made an accounting policy election to record these taxes as a period cost.

As of May 26, 2019, we have not recognized a deferred tax liability for unremitted earnings of approximately $2.3 billion from our foreign operations because we currently believe our subsidiaries have invested the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested. As a result of the TCJA, we re-evaluated our assertion and have concluded that although earnings prior to fiscal 2018 will remain permanently reinvested, we will no longer make a permanent reinvestment assertion beginning with our fiscal 2018 earnings. As part of the accounting for the TCJA, we recorded local country withholding taxes related to certain entities from which we began repatriating undistributed earnings and will continue to record local country withholding taxes on all future earnings.

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

Several state and foreign examinations are currently in progress. We do not expect these examinations to result in a material impact on our results of operations or financial position. During fiscal 2018, we recorded an adjustment related to a prior year which increased income tax expense by $40.9 million. We determined the adjustment to be immaterial to our Consolidated Statements of Earnings for the fiscal year ended May 27, 2018. We have effectively settled all issues with the IRS for fiscal years 2015 and prior.

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

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2019 and fiscal 2018. Approximately $81.2 million of this total in fiscal 2019 represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain of the liabilities below would impact deferred taxes if recognized. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

	Fiscal Year
In Millions	2019	2018
Balance, beginning of year	$196.3	$135.5
Tax positions related to current year:
Additions	19.5	24.1
Reductions	(0.1)	-
Tax positions related to prior years:
Additions	3.8	54.8
Reductions	(13.2)	(7.9)
Settlements	(41.0)	(3.9)
Lapses in statutes of limitations	(26.2)	(6.3)
Balance, end of year	$139.1	$196.3

As of May 26, 2019, we expect to pay approximately $2.0 million of unrecognized tax benefit liabilities and accrued interest within the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes. The remaining amount of our unrecognized tax liability was classified in other liabilities.

We report accrued interest and penalties related to unrecognized tax benefit liabilities in income tax expense. For fiscal 2019, we recognized $0.5 million of tax-related net interest and penalties, and had $26.0 million of accrued interest and penalties as of May 26, 2019. For fiscal 2018, we recognized a net benefit of $3.1 million of tax-related net interest and penalties, and had $27.3 million of accrued interest and penalties as of May 27, 2018.

NOTE 15. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

Our leases are generally for warehouse space and equipment. Rent expense under all operating leases from continuing operations was $184.9 million in fiscal 2019, $189.4 million in fiscal 2018, and $188.1 million in fiscal 2017.

Some operating leases require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. Contingent and escalation rent in excess of minimum rent payments and sublease income netted in rent expense were insignificant.

Noncancelable future lease commitments are:

In Millions	Operating Leases	Capital Leases

Fiscal 2020	$120.0	$0.2

Fiscal 2021	101.7	0.1

Fiscal 2022	85.0	-

Fiscal 2023	63.8	-

Fiscal 2024	49.1	-

After fiscal 2024	63.0	-

Total noncancelable future lease commitments	$482.6	$0.3

Less: interest		-

Present value of obligations under capital leases		$0.3

Depreciation on capital leases is recorded as depreciation expense in our results of operations.

As of May 26, 2019, we have issued guarantees and comfort letters of $681.6 million for the debt and other obligations of consolidated subsidiaries, and guarantees and comfort letters of $133.9 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $482.6 million as of May 26, 2019.

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

Our Pet operating segment includes pet food products sold primarily in the United States in national pet superstore chains, e-commerce retailers, grocery stores, regional pet store chains, mass merchandisers, and veterinary clinics and hospitals. Our product categories include dog and cat food (dry foods, wet foods, and treats) made with whole meats, fruits, and vegetables and other high-quality natural ingredients. Our tailored pet product offerings address specific dietary, lifestyle, and life-stage needs and span different product types, diet types, breed sizes for dogs, lifestages, flavors, product functions and textures, and cuts for wet foods. We are reporting the Pet operating segment results on a one-month lag and accordingly, our fiscal 2018 results did not include Pet segment operating results.

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

Our operating segment results were as follows:

	Fiscal Year
In Millions	2019	2018	2017
Net sales:
North America Retail	$9,925.2	$10,115.4	$10,196.9
Convenience Stores & Foodservice	1,969.1	1,930.2	1,870.0
Europe & Australia	1,886.7	1,984.6	1,824.5
Asia & Latin America	1,653.3	1,710.2	1,728.4
Pet	1,430.9	-	-
Total	$16,865.2	$15,740.4	$15,619.8
Operating profit:
North America Retail	$2,277.2	$2,217.4	$2,303.6
Convenience Stores & Foodservice	419.5	392.6	401.2
Europe & Australia	123.3	142.1	164.2
Asia & Latin America	72.4	39.6	83.6
Pet	268.4	-	-
Total segment operating profit	$3,160.8	$2,791.7	$2,952.6

Unallocated corporate items	339.8	206.2	273.6
Divestitures loss	30.0	-	6.5
Restructuring, impairment, and other exit costs	275.1	165.6	180.4
Operating profit	$2,515.9	$2,419.9	$2,492.1

Net sales for our North America Retail operating units were as follows:

	Fiscal Year
In Millions	2019	2018	2017
U.S. Meals & Baking	$3,839.8	$3,865.7	$3,876.6
U.S. Cereal	2,255.4	2,251.8	2,251.8
U.S. Snacks	2,060.9	2,140.5	2,098.2
U.S. Yogurt and Other	906.7	927.4	1,064.3
Canada	862.4	930.0	906.0
Total	$9,925.2	$10,115.4	$10,196.9

Net sales by class of similar products were as follows:

	Fiscal Year
In Millions	2019	2018	2017
Snacks	$3,359.3	$3,419.0	$3,302.2
Cereal	2,672.2	2,679.2	2,673.2
Convenient meals	2,641.8	2,677.4	2,653.6
Yogurt	2,193.6	2,320.1	2,403.5
Dough	1,692.8	1,684.1	1,690.6
Baking mixes and ingredients	1,608.9	1,653.4	1,654.1
Pet	1,430.9	-	-
Super-premium ice cream	813.2	803.7	738.4
Other	452.5	503.5	504.2
Total	$16,865.2	$15,740.4	$15,619.8

The following table provides financial information by geographic area:

	Fiscal Year
In Millions	2019	2018	2017
Net sales:
United States	$12,462.8	$11,115.6	$11,160.9
Non-United States	4,402.4	4,624.8	4,458.9
Total	$16,865.2	$15,740.4	$15,619.8

In Millions	May 26, 2019	May 27, 2018
Cash and cash equivalents:
United States	$51.0	$15.7
Non-United States	399.0	383.3
Total	$450.0	$399.0

In Millions	May 26, 2019	May 27, 2018
Land, buildings, and equipment:
United States	$2,872.8	$3,031.7
Non-United States	914.4	1,015.5
Total	$3,787.2	$4,047.2

NOTE 17. SUPPLEMENTAL INFORMATION

The components of certain Consolidated Balance Sheet accounts are as follows:

In Millions	May 26, 2019	May 27, 2018
Receivables:
Customers	$ 1,708.5	$ 1,712.6
Less allowance for doubtful accounts	(28.8)	(28.4)
Total	$ 1,679.7	$ 1,684.2

In Millions	May 26, 2019	May 27, 2018
Inventories:
Raw materials and packaging	$434.9	$400.0
Finished goods	1,245.9	1,364.2
Grain	92.0	91.2
Excess of FIFO over LIFO cost (a)	(213.5)	(213.2)
Total	$1,559.3	$1,642.2
(a)

Inventories of $974.8 million as of May 26, 2019, and $832.2 million as of May 27, 2018, were valued at LIFO. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

In Millions	May 26, 2019	May 27, 2018
Prepaid expenses and other current assets:
Other receivables	$250.2	$174.4
Prepaid expenses	189.0	165.6
Derivative receivables, primarily commodity-related	42.2	40.5
Grain contracts	6.7	7.1
Miscellaneous	9.4	10.7
Total	$497.5	$398.3

In Millions	May 26, 2019	May 27, 2018
Land, buildings, and equipment:
Land	$73.6	$77.7
Buildings	2,477.2	2,396.3
Buildings under capital lease	0.3	0.3
Equipment	6,548.3	6,236.6
Equipment under capital lease	5.7	5.8
Capitalized software	631.6	593.6
Construction in progress	343.8	692.9
Total land, buildings, and equipment	10,080.5	10,003.2
Less accumulated depreciation	(6,293.3)	(5,956.0)
Total	$3,787.2	$4,047.2

In Millions	May 26, 2019	May 27, 2018
Other assets:
Investments in and advances to joint ventures	$452.9	$499.6
Pension assets	323.5	309.9
Life insurance	22.7	26.9
Miscellaneous	175.8	106.6
Total	$974.9	$943.0

In Millions	May 26, 2019	May 27, 2018
Other current liabilities:
Accrued trade and consumer promotions	$484.4	$499.6
Accrued payroll	345.5	347.0
Dividends payable	19.2	17.5
Accrued taxes	37.5	94.8
Accrued interest, including interest rate swaps	92.6	107.7
Grain contracts	2.3	1.2
Restructuring and other exit costs reserve	36.5	66.8
Derivative payable	13.2	8.3
Miscellaneous	336.6	302.9
Total	$1,367.8	$1,445.8

In Millions	May 26, 2019	May 27, 2018
Other noncurrent liabilities:
Accrued compensation and benefits, including obligations for underfunded other postretirement benefit and postemployment benefit plans	$1,153.3	$999.4
Accrued taxes	227.1	265.3
Miscellaneous	68.5	76.3
Total	$1,448.9	$1,341.0

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2019	2018	2017
Depreciation and amortization	$620.1	$618.8	$603.6
Research and development expense	221.9	219.1	218.2
Advertising and media expense (including production and communication costs)	601.6	575.9	623.8

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2019	2018	2017
Interest expense	$530.2	$389.5	$306.7
Capitalized interest	(2.8)	(4.1)	(4.6)
Interest income	(5.6)	(11.7)	(7.0)
Interest, net	$521.8	$373.7	$295.1

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2019	2018	2017
Cash interest payments	$500.1	$269.5	$285.8
Cash paid for income taxes	440.8	489.4	551.1

NOTE 18. QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for fiscal 2019 and fiscal 2018 follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In Millions, Except Per Share Amounts	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$4,094.0	$3,769.2	$4,411.2	$4,198.7	$4,198.3	$3,882.3	$4,161.7	$3,890.2
Gross margin	1,342.8	1,313.3	1,509.7	1,446.2	1,443.0	1,256.5	1,461.3	1,419.6
Net earnings attributable to General Mills	392.3	404.7	343.4	430.5	446.8	941.4	570.2	354.4
EPS:
Basic	$0.66	$0.70	$0.57	$0.75	$0.74	$1.64	$0.95	$0.60
Diluted	$0.65	$0.69	$0.57	$0.74	$0.74	$1.62	$0.94	$0.59

During the fourth quarter of fiscal 2019, we sold our yogurt business in China and simultaneously entered into a new Yoplait license agreement with the purchaser for their use of the Yoplait brand. We recorded a gain of $5.4 million. In the fourth quarter of fiscal 2019, we recorded restructuring and impairment charges of $7.4 million. Please see Note 4 for more information. We recorded $4.3 million of integration costs related to the acquisition of Blue Buffalo and $9.8 million of gains related to an investment valuation adjustment in the fourth quarter of fiscal 2019. We also recorded a tax benefit of $72.9 million in the fourth quarter of fiscal 2019. Please see Note 14 for more information.

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

Adjusted diluted EPS. Diluted EPS adjusted for certain items affecting year-to-year comparability.

Adjusted EBITDA. The calculation of earnings before income taxes and after-tax earnings from joint ventures, net interest, and depreciation and amortization adjusted for certain items affecting year-to-year comparability.

Adjusted operating profit. Operating profit adjusted for certain items affecting year-to-year comparability.

Adjusted operating profit margin. Operating profit adjusted for certain items affecting year-to-year comparability, divided by net sales.

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

Earnings before interest, taxes, depreciation and amortization (EBITDA). The calculation of earnings before income taxes and after-tax earnings from joint ventures, net interest, depreciation and amortization.

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

Free cash flow conversion rate. Free cash flow divided by our net earnings, including earnings attributable to redeemable and noncontrolling interests adjusted for certain items affecting year-to-year comparability.

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

Net debt. Long-term debt, current portion of long-term debt, and notes payable, less cash and cash equivalents.

Net debt-to-adjusted EBITDA ratio. Net debt divided by Adjusted EBITDA.

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

Operating cash flow to net debt ratio. Net Debt divided by cash provided by operating activities.

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

ITEM 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A    Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 26, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 26, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 26, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of May 26, 2019.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ J. L. Harmening	/s/ D. L. Mulligan

J. L. Harmening	D. L. Mulligan
Chief Executive Officer	Chief Financial Officer

June 27, 2019

Our independent registered public accounting firm’s attestation report on our internal control over financial reporting is included in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

ITEM 9B    Other Information

None.

PART III

ITEM 10    Directors, Executive Officers and Corporate Governance

The information contained in the sections entitled “Proposal Number 1—Election of Directors,” “Shareholder Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding our executive officers is set forth in Item 1 of this report.

The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a Code of Conduct applicable to all employees, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Conduct is available on our website at www.generalmills.com. We intend to post on our website any amendments to our Code of Conduct and any waivers from our Code of Conduct for principal officers.

ITEM 11    Executive Compensation

The information contained in the sections entitled “Executive Compensation,” “Director Compensation,” and “Overseeing Risk Management” in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of May 26, 2019, with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)(a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	30,678,206	(b)	$47.12	30,265,462	(d)
Equity compensation plans not approved by security holders	123,190	(c)	$-	-
Total	30,801,396		$47.12	30,265,462
(a)	Only includes the weighted-average exercise price of outstanding options, whose weighted-average term is 4.82 years.
(b)

Includes 23,652,995 stock options, 3,692,867 restricted stock units, 687,728 performance share units (assuming pay out for target performance), and 2,644,616 restricted stock units that have vested and been deferred.

(c)

Includes 123,190 restricted stock units that have vested and been deferred. These awards were made in lieu of salary increases and certain other compensation and benefits. We granted these awards under our 1998 Employee Stock Plan, which provided for the issuance of stock options, restricted stock and restricted stock units to attract and retain employees and to align their interests with those of shareholders. We discontinued the 1998 Employee Stock Plan in September 2003, and no future awards may be granted under that plan.

(d)

Includes stock options, restricted stock, restricted stock units, shares of unrestricted stock, stock appreciation rights, and performance awards that we may award under our 2017 Stock Compensation Plan, which had 30,265,462 shares available for grant at May 26, 2019.

ITEM 13    Certain Relationships and Related Transactions, and Director Independence

The information set forth in the section entitled “Board Independence and Related Person Transactions” contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14    Principal Accounting Fees and Services

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15    Exhibits, Financial Statement Schedules

1.	Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 26, 2019, May 27, 2018, and May 28, 2017.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 26, 2019, May 27, 2018, and May 28, 2017.

Consolidated Balance Sheets as of May 26, 2019 and May 27, 2018.

Consolidated Statements of Cash Flows for the fiscal years ended May 26, 2019, May 27, 2018, and May 28, 2017.

Consolidated Statements of Total Equity and Redeemable Interest for the fiscal years ended May 26, 2019, May 27, 2018, and May 28, 2017.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedule:

For the fiscal years ended May 26, 2019, May 27, 2018, and May 28, 2017:

II – Valuation and Qualifying Accounts

3. Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 22, 2018, by and among the Company, Blue Buffalo Pet Products, Inc., and Bravo Merger Corp. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 23, 2018).

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 8, 2016).

4.1	Indenture, dated as of February 1, 1996, between the Company and U.S. Bank National Association (f/k/a First Trust of Illinois, National Association) (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed February 6, 1996 (File no. 333-00745)).

4.2	First Supplemental Indenture, dated as of May 18, 2009, between the Company and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

Exhibit No.	Description

4.3	Description of the Company’s registered securities.

10.1*	2001 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.2*	2006 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.3*	2007 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.4*	2009 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.5*	2011 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

10.6*	2011 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.7*	2016 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2016).

10.8*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2010).

10.9*	Separation Pay and Benefits Program for Officers (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2014).

10.10*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.11*	Supplemental Retirement Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

10.12*	2005 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

10.13*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.14*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

Exhibit No.	Description

10.15*	Executive Survivor Income Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.16*	Supplemental Benefits Trust Agreement, amended and restated as of September 26, 1988, between the Company and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.17*	Supplemental Benefits Trust Agreement, dated September 26, 1988, between the Company and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.18*	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

10.19*	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

10.20*	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

10.21*	Deferred Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 26, 2017).

10.22*	2017 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 26, 2017).

10.23*	Supplemental Retirement Plan I (Grandfathered) (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

10.24*	Supplemental Retirement Plan I (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

10.25	Agreements, dated November 29, 1989, by and between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.26	Protocol of Cereal Partners Worldwide, dated November 21, 1989, and Addendum No. 1 to Protocol, dated February 9, 1990, between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

10.27	Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).

Exhibit No.	Description

10.28	Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.29+	Addendum No. 4, effective as August 1, 1998, and Addendum No. 5, effective as April 1, 2000, to the Protocol of Cereal Partners Worldwide between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.30	Addendum No. 10 to the Protocol of Cereal Partners Worldwide, effective January 1, 2010, among the Company, Nestle S.A., and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010).

10.31+	Addendum No. 11 to the Protocol of Cereal Partners Worldwide, effective July 17, 2012, among the Company, Nestle S.A., and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2012).

10.32	Five-Year Credit Agreement, dated as of May 18, 2016, among the Company, the several financial institutions from time to time party to the agreement, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2016).

10.33	Extension Agreement, dated April 26, 2017, among the Company, the several financial institutions from time to time party to the agreement, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed May 1, 2017).

10.34	Amendment No. 1 to Credit Agreement, dated as of May 31, 2018, among the Company, the several financial institutions from time to time party to the agreement, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated Financial Statements; and (vii) Schedule II – Valuation of Qualifying Accounts.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.
+	Confidential information has been omitted from the exhibit and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

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

GENERAL MILLS, INC.

Dated: June 27, 2019	By:	/s/ Kofi A. Bruce
Name: Kofi A. Bruce
Title: Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L Harmening Jeffrey L. Harmening	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2019

/s/ Donal L. Mulligan Donal L. Mulligan	Chief Financial Officer (Principal Financial Officer)	June 27, 2019

/s/ Kofi A. Bruce Kofi A. Bruce	Vice President, Controller (Principal Accounting Officer)	June 27, 2019

/s/ Alicia S. Boler Davis Alicia S. Boler Davis	Director	June 27, 2019

/s/ R. Kerry Clark R. Kerry Clark	Director	June 27, 2019

/s/ David M. Cordani David M. Cordani	Director	June 27, 2019

/s/ Roger W. Ferguson Jr. Roger W. Ferguson Jr.	Director	June 27, 2019

/s/ Maria G. Henry Maria G. Henry	Director	June 27, 2019

/s/ Heidi G. Miller Heidi G. Miller	Director	June 27, 2019

/s/ Diane L. Neal Diane L. Neal	Director	June 27, 2019

/s/ Steve Odland Steve Odland	Director	June 27, 2019

/s/ Maria A. Sastre Maria A. Sastre	Director	June 27, 2019

/s/ Eric D. Sprunk Eric D. Sprunk	Director	June 27, 2019

/s/ Jorge A. Uribe Jorge A. Uribe	Director	June 27, 2019

General Mills, Inc. and Subsidiaries

Schedule II - Valuation of Qualifying Accounts

	Fiscal Year
In Millions	2019	2018	2017
Allowance for doubtful accounts:
Balance at beginning of year	$28.4	$24.3	$29.6
Additions charged to expense	23.9	26.7	16.6
Bad debt write-offs	(22.7)	(26.9)	(23.2)
Other adjustments and reclassifications	(0.8)	4.3	1.3
Balance at end of year	$28.8	$28.4	$24.3
Valuation allowance for deferred tax assets:
Balance at beginning of year	$176.0	$231.8	$227.0
Additions charged to expense	(5.2)	2.4	5.2
Adjustments due to acquisitions, translation of amounts, and other	42.9	(58.2)	(0.4)
Balance at end of year	$213.7	$176.0	$231.8
Reserve for restructuring and other exit charges:
Balance at beginning of year	$66.8	$85.0	$76.6
Additions charged to expense, including translation amounts	11.6	40.3	104.0
Net amounts utilized for restructuring activities	(41.9)	(58.5)	(95.6)
Balance at end of year	$36.5	$66.8	$85.0
Reserve for LIFO valuation:
Balance at beginning of year	$213.2	$209.1	$219.3
Increase (decrease)	0.3	4.1	(10.2)
Balance at end of year	$213.5	$213.2	$209.1