Form 10-Q
period 2019-08-25
GENERAL MILLS INC
filed 2019-09-18
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 001-01185

________________

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

(763)764-7600

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

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐☐	Smaller reporting company☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☑

Number of shares of Common Stock outstanding as of September 10, 2019: 604,393,769 (excluding 150,219,559 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 25, 2019	Aug. 26, 2018
Net sales	$4,002.5	$4,094.0
Cost of sales	2,613.0	2,751.2
Selling, general, and administrative expenses	718.9	742.7
Restructuring, impairment, and other exit costs (recoveries)	8.2	(1.4)
Operating profit	662.4	601.5
Benefit plan non-service income	(30.2)	(20.9)
Interest, net	118.7	133.5
Earnings before income taxes and after-tax earnings
from joint ventures	573.9	488.9
Income taxes	67.2	110.7
After-tax earnings from joint ventures	21.8	17.7
Net earnings, including earnings attributable to
redeemable and noncontrolling interests	528.5	395.9
Net earnings attributable to redeemable
and noncontrolling interests	7.9	3.6
Net earnings attributable to General Mills	$520.6	$392.3
Earnings per share - basic	$0.86	$0.66
Earnings per share - diluted	$0.85	$0.65
Dividends per share	$0.49	$0.49
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended
	Aug. 25, 2019	Aug. 26, 2018
Net earnings, including earnings attributable to
redeemable and noncontrolling interests	$528.5	$395.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	(3.7)	(106.2)
Other fair value changes:
Hedge derivatives	3.8	7.1
Reclassification to earnings:
Securities	-	(2.0)
Hedge derivatives	(0.6)	0.6
Amortization of losses and prior service costs	19.6	21.9
Other comprehensive income (loss), net of tax	19.1	(78.6)
Total comprehensive income	547.6	317.3
Comprehensive income (loss) attributable to
redeemable and noncontrolling interests	2.2	(4.8)
Comprehensive income attributable to General Mills	$545.4	$322.1
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
	Aug. 25, 2019	May 26, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$504.8	$450.0
Receivables	1,710.5	1,679.7
Inventories	1,700.1	1,559.3
Prepaid expenses and other current assets	346.0	497.5
Total current assets	4,261.4	4,186.5
Land, buildings, and equipment	3,668.3	3,787.2
Goodwill	13,983.6	13,995.8
Other intangible assets	7,151.4	7,166.8
Other assets	1,248.5	974.9
Total assets	$30,313.2	$30,111.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,786.7	$2,854.1
Current portion of long-term debt	1,391.8	1,396.5
Notes payable	1,296.1	1,468.7
Other current liabilities	1,428.8	1,367.8
Total current liabilities	6,903.4	7,087.1
Long-term debt	11,619.8	11,624.8
Deferred income taxes	1,991.7	2,031.0
Other liabilities	1,554.9	1,448.9
Total liabilities	22,069.8	22,191.8
Redeemable interest	547.8	551.7
Stockholders' equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,370.9	1,386.7
Retained earnings	15,218.8	14,996.7
Common stock in treasury, at cost, shares of 150.5 and 152.7	(6,681.8)	(6,779.0)
Accumulated other comprehensive loss	(2,600.6)	(2,625.4)
Total stockholders' equity	7,382.8	7,054.5
Noncontrolling interests	312.8	313.2
Total equity	7,695.6	7,367.7
Total liabilities and equity	$30,313.2	$30,111.2
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
							Accumulated
			Additional				Other	Non-
			Paid-In			Retained	Comprehensive	controlling	Total	Redeemable
	Shares	Par Amount	Capital	Shares	Amount	Earnings	Loss	Interests	Equity	Interest
Balance as of May 26, 2019	754.6	$75.5	$1,386.7	(152.7)	$(6,779.0)	$14,996.7	$(2,625.4)	$313.2	$7,367.7	$551.7
Total comprehensive income						520.6	24.8	2.1	547.5	0.1
Cash dividends declared ($0.49 per share)						(298.5)			(298.5)
Stock compensation plans			18.0	2.2	97.2				115.2
Unearned compensation related to restricted stock unit awards			(66.5)						(66.5)
Earned compensation			28.7						28.7
Decrease in redemption value of redeemable interest			4.0						4.0	(4.0)
Distributions to noncontrolling and redeemable interest holders								(2.5)	(2.5)
Balance as of August 25, 2019	754.6	$75.5	$1,370.9	(150.5)	$(6,681.8)	$15,218.8	$(2,600.6)	$312.8	$7,695.6	$547.8

Balance as of May 27, 2018	754.6	$75.5	$1,202.5	(161.5)	$(7,167.5)	$14,459.6	$(2,429.0)	$351.3	$6,492.4	$776.2
Total comprehensive income (loss)						392.3	(70.2)	1.8	323.9	(6.6)
Cash dividends declared ($0.49 per share)						(294.2)			(294.2)
Shares purchased					(0.2)				(0.2)
Stock compensation plans			(2.5)	3.0	131.8				129.3
Unearned compensation related to restricted stock unit awards			(65.2)						(65.2)
Earned compensation			28.1						28.1
Increase in redemption value of redeemable interest			(2.0)						(2.0)	2.0
Distributions to noncontrolling and redeemable interest holders								(2.4)	(2.4)
Adoption of revenue recognition accounting requirements						(33.9)			(33.9)
Balance as of August 26, 2018	754.6	$75.5	$1,160.9	(158.5)	$(7,035.9)	$14,523.8	$(2,499.2)	$350.7	$6,575.8	$771.6
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended
	Aug. 25, 2019	Aug. 26, 2018
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable
and noncontrolling interests	$528.5	$395.9
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	154.1	155.2
After-tax earnings from joint ventures	(21.8)	(17.7)
Distributions of earnings from joint ventures	20.7	29.2
Stock-based compensation	28.8	26.1
Deferred income taxes	(37.2)	28.9
Pension and other postretirement benefit plan contributions	(6.9)	(7.4)
Pension and other postretirement benefit plan costs	(7.8)	1.5
Restructuring, impairment, and other exit costs	4.9	(18.9)
Changes in current assets and liabilities	(84.6)	14.8
Other, net	(6.6)	(0.2)
Net cash provided by operating activities	572.1	607.4
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(69.8)	(112.7)
Investments in affiliates, net	(12.5)	0.1
Proceeds from disposal of land, buildings, and equipment	0.3	0.1
Other, net	(1.7)	(27.1)
Net cash used by investing activities	(83.7)	(139.6)
Cash Flows - Financing Activities
Change in notes payable	(170.0)	(189.8)
Payment of long-term debt	(0.1)	(0.2)
Proceeds from common stock issued on exercised options	55.8	73.4
Purchases of common stock for treasury	-	(0.2)
Dividends paid	(298.5)	(294.2)
Distributions to noncontrolling and redeemable interest holders	(2.5)	(2.4)
Other, net	(13.3)	(9.6)
Net cash used by financing activities	(428.6)	(423.0)
Effect of exchange rate changes on cash and cash equivalents	(5.0)	(10.9)
Increase in cash and cash equivalents	54.8	33.9
Cash and cash equivalents - beginning of year	450.0	399.0
Cash and cash equivalents - end of period	$504.8	$432.9
Cash Flow from changes in current assets and liabilities:
Receivables	$(37.4)	$(48.7)
Inventories	(145.3)	(58.2)
Prepaid expenses and other current assets	148.0	35.4
Accounts payable	(35.8)	17.7
Other current liabilities	(14.1)	68.6
Changes in current assets and liabilities	$(84.6)	$14.8
See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended August 25, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2020.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K with the exception of new requirements adopted in the first quarter of fiscal 2020.

In the first quarter of fiscal 2020, we adopted new accounting requirements for hedge accounting. The new standard amends the hedge accounting recognition and presentation requirements to better align an entity’s risk management activities and financial reporting. The new standard also simplifies the application of hedge accounting guidance. The adoption did not have a material impact on our results of operations or financial position.

In the first quarter of fiscal 2020, we adopted new requirements for the accounting, presentation and classification of leases. This results in certain leases being capitalized as a right of use asset with a related liability on our Consolidated Balance Sheet. We have performed a review of our lease portfolio, implemented lease accounting software, and developed a centralized business process with corresponding controls. We adopted this guidance utilizing the cumulative effect adjustment approach, which required application of the guidance at the adoption date and elected certain practical expedients permitted under the transition guidance, including not reassessing whether existing contracts contain leases and carrying forward the historical classification of those leases. In addition, we elected not to recognize leases with an initial term of 12 months or less on our Consolidated Balance Sheet and to continue our historical treatment of land easements, under permitted elections. This guidance did not have a material impact on retained earnings, our Consolidated Statements of Earnings, or our Consolidated Statements of Cash Flows. See Note 5 to the Consolidated Financial Statements for additional information on the impact to our Consolidated Balance Sheets.

Certain terms used throughout this report are defined in the “Glossary” section below.

(2) Restructuring, Impairment, and Other Exit Costs

Restructuring charges were as follows:

	Quarter Ended
In Millions	Aug. 25, 2019	Aug. 26, 2018
Charges (recoveries) associated with restructuring actions previously announced	$14.3	$(1.2)
Total	$14.3	$(1.2)

During the first quarter of fiscal 2020, we did not undertake any new restructuring actions. We recorded $14.3 million of restructuring charges for previously announced restructuring actions, compared to a $1.2 million net recovery of restructuring charges in the first quarter of fiscal 2019. The restructuring charges primarily relate to actions to drive efficiencies in targeted areas of our global supply chain. Certain global supply chain actions are subject to union negotiations and works counsel consultations, where required. We expect these actions to be completed by the end of fiscal 2022.

We spent $9.4 million of cash related to restructuring actions previously announced in the first quarter of fiscal 2020 compared to $17.7 million in the same period of fiscal 2019.

Restructuring and impairment charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended
In Millions	Aug. 25, 2019	Aug. 26, 2018
Restructuring, impairment, and other exit costs (recoveries)	$8.2	$(1.4)
Cost of sales	6.1	0.2
Total restructuring charges (recoveries)	14.3	(1.2)
Project-related costs classified in cost of sales	$-	$1.2

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions
Reserve balance as of May 26, 2019	$36.5
Fiscal 2020 charges, including foreign currency translation	2.7
Utilized in fiscal 2020	(5.8)
Reserve balance as of Aug. 25, 2019	$33.4

The reserve balance primarily consists of expected severance payments associated with restructuring actions.

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

(3) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Aug. 25, 2019	May 26, 2019
Goodwill	$13,983.6	$13,995.8
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,586.5	6,590.8
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	782.4	786.1
Less accumulated amortization	(217.5)	(210.1)
Intangible assets subject to amortization, net	564.9	576.0
Other intangible assets	7,151.4	7,166.8
Total	$21,135.0	$21,162.6

Based on the carrying value of finite-lived intangible assets as of August 25, 2019, annual amortization expense for each of the next five fiscal years is estimated to be approximately $40 million.

The changes in the carrying amount of goodwill during the first quarter of fiscal 2020 were as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 26, 2019	$6,406.5	$5,300.5	$918.8	$700.4	$260.2	$409.4	$13,995.8
Other activity, primarily foreign
currency translation	1.3	-	-	(7.7)	(3.7)	(2.1)	(12.2)
Balance as of Aug. 25, 2019	$6,407.8	$5,300.5	$918.8	$692.7	$256.5	$407.3	$13,983.6

The changes in the carrying amount of other intangible assets during the first quarter of fiscal 2020 were as follows:

In Millions	Total
Balance as of May 26, 2019	$7,166.8
Other activity, primarily foreign currency translation	(15.4)
Balance as of Aug. 25, 2019	$7,151.4

Our annual goodwill and indefinite-lived intangible assets test was performed as of the first day of the second quarter of fiscal 2019. As a result of lower sales projections in our long-range plans for the businesses supporting the Progresso, Food Should Taste Good, and Mountain High brand intangible assets, we recorded the following impairment charges:

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

(4) Inventories

The components of inventories were as follows:
In Millions	Aug. 25, 2019	May 26, 2019
Raw materials and packaging	$423.5	$434.9
Finished goods	1,419.3	1,245.9
Grain	74.0	92.0
Excess of FIFO over LIFO cost	(216.7)	(213.5)
Total	$1,700.1	$1,559.3

(5) Leases

We determine whether an arrangement is a lease at inception. Our lease portfolio primarily consists of operating lease arrangements for certain warehouse and distribution space, office space, retail shops, production facilitates, rail cars, production and distribution equipment, automobiles, and office equipment. When our lease arrangements include lease and non-lease components, we account for lease components and non-lease components (e.g. common area maintenance) separately based on their relative standalone prices.

Any lease arrangements with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheet, and we recognize lease cost for these lease arrangements on a straight-line basis over the lease term. Many of our lease arrangements provide us with the options to exercise one or more renewal terms or to terminate the lease arrangement. We include these options when we are reasonably certain to exercise them in the lease term used to establish our right of use assets and lease liabilities. Generally, our lease agreements do not include an option to purchase the leased asset, residual value guarantees or material restrictive covenants.

We have certain lease arrangements with variable rental payments. Our lease arrangements for our Häagen-Dazs retail shops often include rental payments that are based on a percentage of retail sales. We have other lease arrangements that are adjusted periodically based on an inflation index or rate. The future variability of these payments and adjustments are unknown and therefore they are not included as minimum lease payments used to determine our right of use assets and lease liabilities. Variable rental payments are recognized in the period in which the obligation is incurred.

As most of our lease arrangements do not provide an implicit interest rate, we apply an incremental borrowing rate based on the information available at the commencement date of the lease arrangement to determine the present value of lease payments.

Our lease costs associated with finance leases and sale-leaseback transactions and our lease income associated with lessor and sublease arrangements are not material to our Consolidated Financial Statements.

Our operating leases are reported in our Consolidated Balance Sheet as follows:

In Millions	Classification	Aug. 25, 2019
Right of use assets (a)	Other assets	$409.3
Current lease liabilities	Other current liabilities	103.3
Non-current lease liabilities	Other liabilities	318.1

(a) Net of accumulated amortization

Components of our lease cost are as follows:

Quarter Ended
In Millions	Aug. 25, 2019
Operating lease cost	$32.9
Variable lease cost	5.2
Short-term lease cost	6.4

Rent expense under all operating leases from continuing operations was $184.9 million in fiscal 2019.

Maturities of our operating lease obligations by fiscal year are as follows:

In Millions
Fiscal 2020 (a)	$92.4
Fiscal 2021	106.2
Fiscal 2022	88.4
Fiscal 2023	65.2
Fiscal 2024	49.9
After fiscal 2024	62.6
Total noncancelable future lease obligations	$464.7
Less: Interest	(43.3)
Present value of lease obligations	$421.4

(a) Excludes the quarter ended August 25, 2019.

The lease payments presented in the table above exclude an immaterial amount of minimum lease payments for operating leases we have committed to but have not yet commenced as of August 25, 2019.

Noncancelable future operating lease commitments as of May 26, 2019 were as follows:

In Millions
Fiscal 2020	$120.0
Fiscal 2021	101.7
Fiscal 2022	85.0
Fiscal 2023	63.8
Fiscal 2024	49.1
After fiscal 2024	63.0
Total noncancelable future lease commitments	$482.6

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

	Aug. 25, 2019
Weighted-average remaining lease term	4.9	years
Weighted-average discount rate	4.2%

Operating cash flow information and non-cash activity related to our operating leases are as follows:

Quarter Ended
In Millions	Aug. 25, 2019
Cash paid for amounts included in the measurement of lease liabilities	$31.8
Right of use assets obtained in exchange for new lease liabilities	3.5

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

Unallocated corporate items for the quarters ended August 25, 2019 and August 26, 2018 included:
	Quarter Ended
In Millions	Aug. 25, 2019	Aug. 26, 2018
Net loss on mark-to-market valuation of certain commodity positions	$(20.7)	$(19.5)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	11.3	(3.7)
Net mark-to-market revaluation of certain grain inventories	(5.6)	(7.9)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(15.0)	$(31.1)

As of August 25, 2019, the net notional value of commodity derivatives was $199.3 million, of which $61.2 million related to energy inputs and $138.1 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of August 25, 2019, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of August 25, 2019, $1,095.8 million of our total accounts payable were payable to suppliers who utilize these third party services.

(7) Debt

The components of notes payable were as follows:

In Millions	Aug. 25, 2019	May 26, 2019
U.S. commercial paper	$1,117.3	$1,298.5
Financial institutions	178.8	170.2
Total	$1,296.1	$1,468.7

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 25, 2019:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2019	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.7	0.2
Total committed and uncommitted credit facilities	$3.6	$0.2

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of August 25, 2019.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $13,868.2 million and $13,011.6 million, respectively, as of August 25, 2019. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In the fourth quarter of 2019, we issued €300.0 million principal amount of 0.0 percent fixed-rate notes due January 15, 2020. We may redeem the notes if certain tax laws change and we would be obligated to pay additional amounts on the notes. These notes are senior unsecured obligations that include a change of control repurchase provision. We used the net proceeds, together with cash on hand, to repay our €300.0 million floating rate notes.

In the third quarter of 2019, we repaid $1,150.0 million of 5.65 percent fixed-rate notes with proceeds from commercial paper.

Certain of our long-term debt agreements contain restrictive covenants. As of August 25, 2019, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of August 25, 2019, the redemption value of the euro-denominated redeemable interest was $547.8 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $67.2 million for the quarter ended August 25, 2019, and $53.0 million for the quarter ended August 26, 2018.

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

Our noncontrolling interests contain restrictive covenants. As of August 25, 2019, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Aug. 25, 2019					Aug. 26, 2018
				Noncontrolling	Redeemable				Noncontrolling	Redeemable
	General Mills			Interests	Interest	General Mills			Interests	Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$520.6	$3.6	$4.3			$392.3	$3.1	$0.5
Other comprehensive income (loss):
Foreign currency translation	$2.7	$-	2.7	(1.5)	(4.9)	$(96.8)	$-	(96.8)	(1.3)	(8.1)
Other fair value changes:
Hedge derivatives	2.4	0.7	3.1	-	0.7	7.2	(1.0)	6.2	-	0.9
Reclassification to earnings:
Securities (a)	-	-	-	-	-	(2.6)	0.6	(2.0)	-	-
Hedge derivatives (b)	(0.6)	-	(0.6)	-	-	0.5	-	0.5	-	0.1
Amortization of losses and prior service costs ( c)	25.5	(5.9)	19.6	-	-	26.9	(5.0)	21.9	-	-
Other comprehensive income (loss)	$30.0	$(5.2)	24.8	(1.5)	(4.2)	$(64.8)	$(5.4)	(70.2)	(1.3)	(7.1)
Total comprehensive income (loss)			$545.4	$2.1	$0.1			$322.1	$1.8	$(6.6)

(a)Gain reclassified from AOCI into earnings is reported in interest, net for securities.(b)Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.(c)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Aug. 25, 2019	May 26, 2019
Foreign currency translation adjustments	$(737.2)	$(739.9)
Unrealized gain (loss) from:
Hedge derivatives	(16.9)	(19.4)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,860.4)	(1,880.5)
Prior service credits	13.9	14.4
Accumulated other comprehensive loss	$(2,600.6)	$(2,625.4)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, restricted stock units, and performance awards, may be granted to employees and non-employee directors. These programs and related accounting are described in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:
	Quarter Ended
In Millions	Aug. 25, 2019	Aug. 26, 2018
Compensation expense related to stock-based payments	$28.8	$26.2

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2019.

We recognized windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings of $6.6 million for the first quarter of fiscal 2020 and $5.3 million in the first quarter of fiscal 2019.

As of August 25, 2019, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $151.4 million. This expense will be recognized over 28 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
In Millions	Aug. 25, 2019	Aug. 26, 2018
Net cash proceeds	$55.8	$73.4
Intrinsic value of options exercised	$30.2	$31.9

We estimate the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 25, 2019		Aug. 26, 2018
Estimated fair values of stock options granted	$7.10		$5.35
Assumptions:
Risk-free interest rate	2.0%		2.9%
Expected term	8.5	years	8.5	years
Expected volatility	17.4%		16.3%
Dividend yield	3.6%		4.3%

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Quarter Ended
In Millions	Aug. 25, 2019	Aug. 26, 2018
Total grant date fair value	$43.8	$30.1

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
In Millions, Except per Share Data	Aug. 25, 2019	Aug. 26, 2018
Net earnings attributable to General Mills	$520.6	$392.3
Average number of common shares - basic EPS	606.0	598.0
Incremental share effect from: (a)
Stock options	3.1	3.6
Restricted stock, restricted stock units, and other	2.4	1.7
Average number of common shares - diluted EPS	611.5	603.3
Earnings per share - basic	$0.86	$0.66
Earnings per share - diluted	$0.85	$0.65

(a) Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method.

Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:
	Quarter Ended
In Millions	Aug. 25, 2019	Aug. 26, 2018
Anti-dilutive stock options, restricted stock units, and performance share units	10.1	14.3

(12) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Quarter Ended
In Millions	Aug. 25, 2019	Aug. 26, 2018
Net cash interest payments	$80.6	$115.5
Net income tax payments	$32.1	$60.5

(13) Retirement and Postemployment Benefits

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 25, 2019	Aug. 26, 2018	Aug. 25, 2019	Aug. 26, 2018	Aug. 25, 2019	Aug. 26, 2018
Service cost	$23.2	$23.7	$2.4	$2.4	$2.1	$1.9

Interest cost	57.6	62.0	6.8	8.3	0.7	0.7
Expected return on plan assets	(112.5)	(111.5)	(10.5)	(10.1)	-	-
Amortization of losses (gains)	26.7	27.5	(0.5)	0.2	0.2	0.1
Amortization of prior service costs (credits)	0.4	0.4	(1.4)	(1.4)	0.1	0.1
Other adjustments	-	-	-	-	2.2	2.8
Net expense (income)	$(4.6)	$2.1	$(3.2)	$(0.6)	$5.3	$5.6

(14) Income Taxes

During the first quarter of fiscal 2020, we reorganized certain wholly owned subsidiaries, including the movement of certain assets between legal entities. As a result of these actions, we recorded a $53.1 million decrease to our deferred income tax liabilities, with a corresponding discrete, non-cash reduction to income taxes in the first quarter of fiscal 2020.

(15) Business Segment and Geographic Information

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

Our Pet operating segment includes pet food products sold primarily in the United States in national pet superstore chains, e-commerce retailers, grocery stores, regional pet store chains, mass merchandisers, and veterinary clinics and hospitals. Our product categories include dog and cat food (dry foods, wet foods, and treats) made with whole meats, fruits and vegetables, and other high-quality natural ingredients. Our tailored pet product offerings address specific dietary, lifestyle, and life-stage needs and span different product types, diet types, breed sizes for dogs, lifestages, flavors, product functions and textures, and cuts for wet foods. We are reporting the Pet operating segment results on a one-month lag.

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

Our operating segment results were as follows:
	Quarter Ended
In Millions	Aug. 25, 2019	Aug. 26, 2018
Net sales:
North America Retail	$2,376.1	$2,387.8
Europe & Australia	454.1	500.7
Convenience Stores & Foodservice	445.0	463.2
Pet	367.8	343.3
Asia & Latin America	359.5	399.0
Total	$4,002.5	$4,094.0
Operating profit:
North America Retail	$559.9	$548.1
Europe & Australia	27.6	34.5
Convenience Stores & Foodservice	91.1	97.1
Pet	80.9	14.5
Asia & Latin America	10.1	12.2
Total segment operating profit	$769.6	$706.4
Unallocated corporate items	99.0	106.3
Restructuring, impairment, and other exit costs (recoveries)	8.2	(1.4)
Operating profit	$662.4	$601.5

Net sales for our North America Retail operating units were as follows:

	Quarter Ended
In Millions	Aug. 25, 2019	Aug. 26, 2018
U.S. Meals & Baking	$830.6	$837.5
U.S. Cereal	589.9	584.4
U.S. Snacks	528.2	533.5
U.S. Yogurt and Other	219.2	219.1
Canada	208.2	213.3
Total	$2,376.1	$2,387.8

Net sales by class of similar products were as follows:

	Quarter Ended
In Millions	Aug. 25, 2019	Aug. 26, 2018
Snacks	$869.4	$887.9
Cereal	685.5	677.1
Convenient meals	569.2	581.9
Yogurt	495.2	514.8
Pet	367.8	343.3
Baking mixes and ingredients	355.7	380.3
Dough	330.6	328.4
Super-premium ice cream	227.2	247.7
Other	101.9	132.6
Total	$4,002.5	$4,094.0

During the first quarter of fiscal 2020, we made certain changes in the classification of products and updated fiscal 2019 net sales figures to match the current-year presentation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019 for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in the “Glossary” section below.

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter Results

In the first quarter of fiscal 2020, net sales decreased 2 percent compared to the same period last year, primarily reflecting lower contributions from volume growth across all segments excluding Pet, partially offset by favorable net price realization and mix across all segments. In the first quarter of fiscal 2020, organic net sales decreased 1 percent compared to the same period last year. Operating profit margin of 16.5 percent increased 180 basis points, primarily driven by favorable net price realization and mix across all segments, the purchase accounting inventory adjustment in the first quarter of fiscal 2019 related to our acquisition of Blue Buffalo Products, Inc. (Blue Buffalo), and lower expense related to the mark-to-market valuation of certain commodity positions, partially offset by higher input costs and higher restructuring charges. Adjusted operating profit margin increased 130 basis points to 17.0 percent compared to the same period last year, primarily driven by favorable net price realization and mix across all segments and the purchase accounting inventory adjustment in fiscal 2019, partially offset by higher input costs. Diluted earnings per share of $0.85 increased 31 percent compared to the first quarter of fiscal 2019. Adjusted diluted earnings per share of $0.79 increased 13 percent on a constant-currency basis compared to the first quarter last year. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

A summary of our consolidated financial results for the first quarter of fiscal 2020 follows:

		Quarter Ended
Quarter Ended Aug. 25, 2019	In millions, except per share	Aug. 25, 2019 vs. Aug. 26, 2018	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$4,002.5	(2)%
Operating profit	662.4	10%	16.5%
Net earnings attributable to General Mills	520.6	33%
Diluted earnings per share	$0.85	31%
Organic net sales growth rate (a)		(1)%
Adjusted operating profit (a)	682.1	6%	17.0%	7%
Adjusted diluted earnings per share (a)	$0.79	11%		13%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Quarter Ended
	Aug. 25, 2019	Aug. 25, 2019 vs Aug. 26, 2018		Aug. 26, 2018
Net sales (in millions)	$4,002.5	(2)%		$4,094.0
Contributions from volume growth (a)		(4)	pts
Net price realization and mix		3	pts
Foreign currency exchange		(1)	pt
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

The 2 percent decrease in net sales in the first quarter of fiscal 2020 reflects lower contributions from volume growth and unfavorable foreign currency exchange, partially offset by favorable net price realization and mix.

Components of organic net sales growth are shown in the following table:

Quarter Ended Aug. 25, 2019 vs.
Quarter Ended Aug. 26, 2018
Contributions from organic volume growth (a)	(4)pts
Organic net price realization and mix	3 pts
Organic net sales growth	(1)pt
Foreign currency exchange	(1)pt
Divestitures	Flat
Net sales growth	(2)pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales decreased 1 percent in the first quarter of fiscal 2020 driven by lower contributions from organic volume growth, partially offset by favorable organic net price realization and mix.

Cost of sales decreased $138 million from the first quarter of fiscal 2019 to $2,613 million. The decrease was primarily driven by a $115 million decrease due to lower volume, partially offset by a $41 million increase attributable to product rate and mix. We recorded a $15 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the first quarter of fiscal 2020 compared to a net increase of $31 million in the first quarter of fiscal 2019. In addition, we recorded $6 million of restructuring charges in cost of sales in the first quarter of fiscal 2020. In the first quarter of fiscal 2019, we recorded $1 million of restructuring initiative project-related costs in cost of sales (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report). We recorded a $53 million charge related to the fair value adjustment of inventory acquired in the Blue Buffalo acquisition in the first quarter of fiscal 2019.

Selling, general, and administrative (SG&A) expenses decreased $24 million to $719 million in the first quarter of fiscal 2020 compared to the same period in fiscal 2019, primarily reflecting the impact of lower consumer expenses. SG&A expenses as a percent of net sales in the first quarter of fiscal 2020 decreased 10 basis points compared with the first quarter of fiscal 2019.

Restructuring, impairment, and other exit costs totaled $8 million in the first quarter of fiscal 2020 compared to a $1 million net recovery in the same period last year.

Benefit plan non-service income totaled $30 million in the first quarter of fiscal 2020 compared to $21 million in the same period last year.

Interest, net for the first quarter of fiscal 2020 totaled $119 million, down $15 million from the first quarter of fiscal 2019, driven by lower average debt balances and rates.

The effective tax rate for the first quarter of fiscal 2020 was 11.7 percent compared to 22.6 percent for the first quarter of fiscal 2019. The 10.9 percentage point decrease was primarily due to a net benefit related to the reorganization of certain wholly owned subsidiaries and certain international discrete tax benefits in fiscal 2020. Our adjusted effective tax rate was 20.9 percent in the first quarter of fiscal 2020 compared to 22.7 percent in the first quarter of fiscal 2019 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 1.8 percentage point decrease in the adjusted effective tax rate was primarily due to certain international discrete tax benefits in fiscal 2020.

After-tax earnings from joint ventures for the first quarter of fiscal 2020 increased 23 percent to $22 million compared to $18 million in the same period in fiscal 2019, primarily driven by our $1 million after-tax share of restructuring charges at Cereal Partners Worldwide (CPW) in fiscal 2020 compared to $5 million in fiscal 2019. On a constant-currency basis, after-tax earnings from joint ventures increased 23 percent, including the impact of CPW restructuring charges (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Aug. 25, 2019 vs.
Quarter Ended Aug. 26, 2018	CPW		HDJ (a)		Total
Contributions from volume growth (b)	(1)	pt	2	pts
Net price realization and mix	3	pts	4	pts
Net sales growth in constant currency	2	pts	6	pts	3	pts
Foreign currency exchange	(3)	pts	3	pts	(2)	pts
Net sales growth	(1)	pt	9	pts	1	pt
Note: Table may not foot due to rounding.
(a) Häagen-Dazs Japan, Inc

(b) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 8 million in the first quarter of fiscal 2020 from the same period a year ago due to option exercises.

SEGMENT OPERATING RESULTS

Our businesses are organized into five operating segments: North America Retail; Convenience Stores & Foodservice; Europe & Australia; Asia & Latin America; and Pet. We are reporting the Pet operating segment results on a one-month lag. Please refer to Note 15 of the Consolidated Financial Statements in Part I, Item 1 of this report for a description of our operating segments.

North America Retail Segment Results

North America Retail net sales were as follows:

Quarter Ended
	Aug. 25, 2019	Aug. 25, 2019 vs Aug. 26, 2018	Aug. 26, 2018
Net sales (in millions)	$2,376.1	Flat	$2,387.8
Contributions from volume growth (a)		(1)pt
Net price realization and mix		1 pt
Foreign currency exchange		Flat

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

North America Retail net sales were flat in the first quarter of fiscal 2020 compared to the same period in fiscal 2019, driven by favorable net price realization and mix offset by a decrease in contributions from volume growth.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 25, 2019
Contributions from organic volume growth (a)	(1)	pt
Organic net price realization and mix	1	pt
Organic net sales growth	Flat
Foreign currency exchange	Flat
Net sales growth	Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales were flat in the first quarter of fiscal 2020 compared to the same period in fiscal 2019. This was primarily driven by favorable organic net price realization and mix offset by a decrease in contributions from organic volume growth.

North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended
Aug. 25, 2019
U.S. Meals & Baking	(1)%
U.S. Cereal	1
U.S. Snacks	(1)
Canada (a)	(2)
U.S. Yogurt and Other	Flat
Total	Flat

(a) On a constant-currency basis, Canada net sales decreased 1 percent for the first quarter of fiscal 2020. See the "Non-GAAP Measures" section below for our use of this measure not defined by GAAP.

Segment operating profit increased 2 percent to $560 million in the first quarter of fiscal 2020 compared to $548 million in the same period last year, driven by positive net price realization and mix and lower input costs, partially offset by higher SG&A expenses. Segment operating profit increased 2 percent on a constant-currency basis in the first quarter of fiscal 2020, compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

		Quarter Ended
	Aug. 25, 2019	Aug. 25, 2019 vs. Aug. 26, 2018		Aug. 26, 2018
Net sales (in millions)	$454.1	(9)%		$500.7
Contributions from volume growth (a)		(7)	pts
Net price realization and mix		2	pts
Foreign currency exchange		(4)	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Europe & Australia net sales decreased 9 percent in the first quarter of fiscal 2020 compared to the same period in fiscal 2019, driven primarily by a decrease in contributions from volume growth and unfavorable foreign currency exchange partially offset by favorable net price realization and mix.

The components of Europe & Australia organic net sales growth are shown in the following table:

Quarter Ended
Aug. 25, 2019
Contributions from organic volume growth (a)	(7)pts
Organic net price realization and mix	2 pts
Organic net sales growth	(5)pts
Foreign currency exchange	(4)pts
Net sales growth	(9)pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Europe & Australia organic net sales decreased 5 percent in the first quarter of fiscal 2020 compared to the same period in fiscal 2019, driven by a decrease in contributions from organic volume growth partially offset by favorable organic net price realization and mix.

Segment operating profit decreased 20 percent to $28 million in the first quarter of fiscal 2020 compared to $34 million in the first quarter of fiscal 2019 primarily driven by higher SG&A expenses and input costs, including currency-driven inflation on imported products in certain markets, partially offset by favorable net price realization and mix. Segment operating profit decreased 15 percent on a constant-currency basis in the first quarter of fiscal 2020 compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

		Quarter Ended
	Aug. 25, 2019	Aug. 25, 2019 vs Aug. 26, 2018		Aug. 26, 2018
Net sales (in millions)	$445.0	(4)%		$463.2
Contributions from volume growth (a)		(6)	pts
Net price realization and mix		2	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales decreased 4 percent in the first quarter of fiscal 2020 compared to the same period in fiscal 2019, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

Quarter Ended
Aug. 25, 2019
Contributions from organic volume growth (a)	(6)pts
Organic net price realization and mix	2 pts
Organic net sales growth	(4)pts
Net sales growth	(4)pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Segment operating profit decreased 6 percent to $91 million in the first quarter of fiscal 2020 compared to $97 million in the same period last year, driven by higher input costs and a decrease in contributions from volume growth, partially offset by favorable net price realization and mix.

Pet Segment Results

		Quarter Ended
	Aug. 25, 2019	Aug. 25, 2019 vs Aug. 26, 2018		Aug. 26, 2018
Net sales (in millions)	$367.8	7%		$343.3
Contributions from volume growth (a)		1	pt
Net price realization and mix		7	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Pet net sales increased 7 percent in the first quarter of fiscal 2020 compared to the same period in fiscal 2019, driven by favorable net price realization and mix and an increase in contributions from volume growth, partially offset by the impact from 7 additional days of results from the month of acquisition in fiscal 2019.

The components of Pet organic net sales growth are shown in the following table:

Quarter Ended
Aug. 25, 2019
Contributions from organic volume growth (a)	1 pt
Organic net price realization and mix	7 pts
Organic net sales growth	7 pts
Net sales growth	7 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased to $81 million in the first quarter of fiscal 2020 compared to $14 million in the same period last year, primarily driven by a $53 million purchase accounting adjustment related to inventory acquired in the first quarter of fiscal 2019 and favorable net price realization and mix.

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

		Quarter Ended
	Aug. 25, 2019	Aug. 25, 2019 vs. Aug. 26, 2018		Aug. 26, 2018
Net sales (in millions)	$359.5	(10)%		$399.0
Contributions from volume growth (a)		(11)	pts
Net price realization and mix		3	pts
Foreign currency exchange		(2)	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales decreased 10 percent in the first quarter of fiscal 2020 compared to the same period last year, driven primarily by lower contributions from volume growth and unfavorable foreign currency exchange, partially offset by favorable net price realization and mix.

The components of Asia & Latin America organic net sales growth are shown in the following table:

Quarter Ended
Aug. 25, 2019
Contributions from organic volume growth (a)	(5)pts
Organic net price realization and mix	1 pts
Organic net sales growth	(3)pts
Foreign currency exchange	(2)pts
Divestitures (b)	(5)pts
Net sales growth	(10)pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

(b)Impact of the divestiture of our La Salteña business in Argentina and our Yoplait business in China.

Asia & Latin America organic net sales decreased 3 percent in the first quarter of fiscal 2020 compared to the same period in fiscal 2019, primarily driven by lower contributions from organic volume growth, partially offset by favorable organic net price realization and mix.

Segment operating profit decreased 17 percent to $10 million in the first quarter of fiscal 2020 compared to $12 million in the first quarter of fiscal 2019 primarily driven by higher input costs, partially offset by favorable net price realization and mix and lower SG&A expenses. Segment operating profit decreased 11 percent on a constant-currency basis in the first quarter of fiscal 2020 compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $99 million in the first quarter of fiscal 2020 compared to $106 million in the same period in fiscal 2019. During the first quarter of fiscal 2020, we recorded a $15 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories compared to a $31 million net increase in expense in the same period last year. We also recorded $10 million of net gains related to valuation adjustments and the loss on the sale of certain corporate investments in the first quarter of fiscal 2020. In addition, we recorded $6 million of restructuring charges in cost of sales during the first quarter of fiscal 2020. In the first quarter of fiscal 2019, we recorded $1 million of restructuring initiative project-related costs in cost of sales. In addition, we recorded $9 million of integration costs related to the acquisition of Blue Buffalo in the first quarter of fiscal 2019.

LIQUIDITY

During the first quarter of fiscal 2020, cash provided by operations was $572 million compared to $607 million in the same period last year. The $35 million decrease was primarily driven by a $99 million change in current assets and liabilities and a $66 million change in deferred income taxes primarily due to a net benefit related to the reorganization of certain wholly owned subsidiaries. The $99 million change in current assets and liabilities was primarily driven by an $87 million change in inventory balances. These were partially offset by a $133 million increase in net earnings.

Cash used by investing activities during the first quarter of fiscal 2020 was $84 million, compared to $140 million for the same period in fiscal 2019. Investments of $70 million in land, buildings and equipment in the first quarter of fiscal 2020 decreased by $43 million compared to the same period a year ago.

Cash used by financing activities during the first quarter of fiscal 2020 was $429 million compared to $423 million in the same period in fiscal 2019. We had $170 million of net debt repayments in the first quarter of fiscal 2020 compared to $190 million of net debt repayments in the same period a year ago. We paid $298 million of dividends in the first quarter of fiscal 2020 compared to $294 million in the same period last year.

As of August 25, 2019, we had $465 million of cash and cash equivalents held in foreign jurisdictions. As a result of the Tax Cuts and Jobs Act (TCJA), the historic undistributed earnings of our foreign subsidiaries were taxed in the U.S. via the one-time repatriation tax in fiscal 2018. We have re-evaluated our permanent reinvestment assertion and have concluded that although earnings prior to fiscal 2018 will remain permanently reinvested, we will no longer make a permanent reinvestment assertion beginning with our fiscal 2018 earnings. We record local country withholding taxes on our international earnings, as applicable. As a result of the transition tax, we may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Aug. 25, 2019	May 26, 2019
Notes payable	$1,296.1	$1,468.7
Current portion of long-term debt	1,391.8	1,396.5
Long-term debt	11,619.8	11,624.8
Total debt	14,307.7	14,490.0
Redeemable interest	547.8	551.7
Noncontrolling interests	312.8	313.2
Stockholders' equity	7,382.8	7,054.5
Total capital	$22,551.1	$22,409.4

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 25, 2019:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2019	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.7	0.2
Total committed and uncommitted credit facilities	$3.6	$0.2

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of August 25, 2019, the redemption value of the redeemable interest was $548 million, which approximates its fair value.

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

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of August 25, 2019, we were in compliance with all of these covenants.

We have $1,392 million of long-term debt maturing in the next 12 months that is classified as current, including $500 million of 2.2 percent notes due October 2019, €300.0 million of euro-denominated 0.0 percent notes due January 2020, and €500.0 million of euro-denominated floating-rate notes due January 2020. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the first quarter of fiscal 2020.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019. The accounting policies used in preparing our interim fiscal 2020 Consolidated Financial Statements are the same as those described in our Form 10-K with the exception of the new accounting requirements adopted in the first quarter of fiscal 2020 related to hedge accounting and the accounting, presentation, and classification of leases. Please see Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of August 25, 2019, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019.

Our annual goodwill and indefinite-lived intangible assets test was performed on the first day of the second quarter of fiscal 2019. As a result of lower sales projections in our long-range plans for the businesses supporting the Progresso, Food Should Taste Good, and Mountain High brand intangible assets, we recorded $193 million of impairment charges related to these intangible assets. Significant assumptions used in that assessment included our long-range cash flow projections for the businesses, royalty rates, weighted average cost of capital rates, and tax rates.

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

Our adjusted operating profit margins are calculated as follows:

	Quarter Ended
	Aug. 25, 2019		Aug. 26, 2018
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$662.4	16.5%	$601.5	14.7%
Mark-to-market effects (a)	15.0	0.4%	31.1	0.8%
Restructuring charges (b)	14.3	0.4%	(1.2)	-%
Project-related costs (b)	-	-%	1.2	-%
Investment activity, net (c)	(9.5)	(0.2)%	-	-%
Acquisition integration costs (d)	-	-%	8.7	0.2%
Adjusted operating profit	$682.1	17.0%	$641.3	15.7%

Note: Table may not foot due to rounding.

(a)See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)Valuation adjustments and the loss on sale of certain corporate investments.

(d)Integration costs resulting from the acquisition of Blue Buffalo in fiscal 2018.

Adjusted Operating Profit Growth on a Constant-currency Basis

We believe that this measure provides useful information to investors because it is the operating profit measure we use to evaluate operating profit performance on a comparable year-to-year basis. Additionally, the measure is evaluated on a constant-currency basis by excluding the effect that foreign currency exchange rate fluctuations have on year-to year comparability given the volatility in foreign currency exchange rates.

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Quarter Ended
	Aug. 25, 2019	Aug. 26, 2018	Change
Operating profit as reported	$662.4	$601.5	10%
Mark-to-market effects (a)	15.0	31.1
Restructuring charges (b)	14.3	(1.2)
Project-related costs (b)	-	1.2
Investment activity, net (c)	(9.5)	-
Acquisition integration costs (d)	-	8.7
Adjusted operating profit	$682.1	$641.3	6%
Foreign currency exchange impact			Flat
Adjusted operating profit growth, on a constant-currency basis			7%

Note: Table may not foot due to rounding.

(a) See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b) See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c) Valuation adjustments and the loss on sale of certain corporate investments.

(d) Integration costs resulting from the acquisition of Blue Buffalo in fiscal 2018.

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

The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rate follows:

	Quarter Ended
Per Share Data	Aug. 25, 2019	Aug. 26, 2018	Change
Diluted earnings per share, as reported	$0.85	$0.65	31%
Tax item (a)	(0.09)	-
Mark-to-market effects (b)	0.02	0.04
Restructuring charges (c)	0.02	-
Investment activity, net (d)	(0.01)	-
CPW restructuring charges (e)	-	0.01
Acquisition integration costs (f)	-	0.01
Adjusted diluted earnings per share	$0.79	$0.71	11%
Foreign currency exchange impact			(1) pt
Adjusted diluted earnings per share growth, on a constant-currency basis			13%

Note: Table may not foot due to rounding.

(a)See Note 14 to the Consolidated Financial Statement in Part I, Item 1 of this report.

(b)See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d)Valuation adjustments and the loss on sale of certain corporate investments.

(e)The CPW restructuring charges are related to initiatives designed to improve profitability and growth that were approved in fiscal 2018 and 2019.

(f)Integration costs resulting from the acquisition of Blue Buffalo in fiscal 2018.

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

After-tax earnings from joint ventures growth rate on a constant-currency basis is calculated as follows:

	Percentage Change in After-Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange	Percentage Change in After-Tax Earnings from Joint Ventures on Constant-Currency Basis
Quarter Ended Aug. 25, 2019	23%	Flat	23%
Note: Table may not foot due to rounding.

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

Net sales growth rate for our Canada operating unit on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant-Currency Basis
Quarter Ended Aug. 25, 2019	(2)%	(1)	pt	(1)%
Note: Table may not foot due to rounding.

Constant-currency Segment Operating Profit Growth Rates

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Aug. 25, 2019
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	2%	Flat		2%
Europe & Australia	(20)%	(5)	pts	(15)%
Asia & Latin America	(17)%	(6)	pts	(11)%
Note: Table may not foot due to rounding.

Adjusted Effective Income Tax Rate

We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

	Quarter Ended
	Aug. 25, 2019		Aug. 26, 2018
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$573.9	$67.2	$488.9	$110.7
Tax item (a)	-	53.1	-	-
Mark-to-market effects (b)	15.0	3.5	31.1	7.2
Restructuring charges (c)	14.3	2.6	(1.2)	(0.3)
Project-related costs (c)	-	-	1.2	0.3
Investment activity, net (d)	(9.5)	(2.2)	-	-
Acquisition integration costs (e)	-	-	8.7	2.0
As adjusted	$593.7	$124.2	$528.7	$119.9
Effective tax rate:
As reported		11.7%		22.6%
As adjusted		20.9%		22.7%
Sum of adjustment to income taxes		$57.0		$9.2
Average number of common shares - diluted EPS		611.5		603.3
Impact of income tax adjustments on adjusted diluted EPS		$0.09		$0.02

Note: Table may not foot due to rounding.

(a) See Note 14 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b) See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c) See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d) Valuation adjustments and the loss on sale of certain corporate investments.

(e) Integration costs resulting from the acquisition of Blue Buffalo in fiscal 2018.

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

Core working capital. Accounts receivable plus inventories less accounts payable.

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

Level 1:Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.

Focus 6 platforms. The Focus 6 platforms for the Convenience Stores & Foodservice segment consist of cereal, yogurt, snacks, frozen meals, frozen biscuits, and frozen baked goods.

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

Noncontrolling interests. Interests of subsidiaries held by third parties.

Notional amount. The amount of a position or an agreed upon amount in a derivative contract on which the value of financial instruments are calculated.

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

You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 26, 2019, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of August 25, 2019 was $110 million, $16 million, $3 million, and $2 million, respectively. During the quarter ended August 25, 2019, the interest rate value-at-risk increased by $35 million, the foreign exchange value-at-risk decreased by $1 million, and commodity value-at-risk decreased by $1 million, while equity value-at-risk was flat compared to these measures as of May 26, 2019. The value-at-risk for interest rate positions increased due to higher market volatility. The value-at-risk for foreign exchange positions decreased due to a smaller portfolio and decreased market volatility. The value-at-risk for commodity positions decreased due to a smaller portfolio. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 26, 2019.

Item 4. Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 25, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 25, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 25, 2019, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date: September 18, 2019	/s/ Kofi A. Bruce
Kofi A. Bruce
Vice President, Financial Operations
(Principal Accounting Officer and Duly Authorized Officer)