Form 10-Q
period 2019-11-24
GENERAL MILLS INC
filed 2019-12-18
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 24, 2019

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

Yes ☐No ☑

Number of shares of Common Stock outstanding as of December 10, 2019: 604,816,813 (excluding 149,796,515 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Six-Month Period Ended
	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018
Net sales	$4,420.8	$4,411.2	$8,423.3	$8,505.2
Cost of sales	2,851.7	2,901.5	5,464.7	5,652.7
Selling, general, and administrative expenses	759.0	753.3	1,477.9	1,496.0
Restructuring, impairment, and other exit costs (recoveries)	(1.1)	209.4	7.1	208.0
Operating profit	811.2	547.0	1,473.6	1,148.5
Benefit plan non-service income	(30.2)	(21.0)	(60.4)	(41.9)
Interest, net	119.4	132.7	238.1	266.2
Earnings before income taxes and after-tax earnings from joint ventures	722.0	435.3	1,295.9	924.2
Income taxes	155.5	106.6	222.7	217.3
After-tax earnings from joint ventures	24.9	22.5	46.7	40.2
Net earnings, including earnings attributable to redeemable and noncontrolling interests	591.4	351.2	1,119.9	747.1
Net earnings attributable to redeemable and noncontrolling interests	10.6	7.8	18.5	11.4
Net earnings attributable to General Mills	$580.8	$343.4	$1,101.4	$735.7
Earnings per share - basic	$0.96	$0.57	$1.82	$1.23
Earnings per share - diluted	$0.95	$0.57	$1.80	$1.22
Dividends per share	$0.49	$0.49	$0.98	$0.98

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended		Six-Month Period Ended
	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$591.4	$351.2	$1,119.9	$747.1
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2.8)	37.4	(6.5)	(68.8)
Other fair value changes:
Hedge derivatives	(12.8)	2.1	(9.0)	9.2
Reclassification to earnings:
Securities	-	-	-	(2.0)
Hedge derivatives	0.2	0.1	(0.4)	0.7
Amortization of losses and prior service costs	19.6	20.6	39.2	42.5
Other comprehensive income (loss), net of tax	4.2	60.2	23.3	(18.4)
Total comprehensive income	595.6	411.4	1,143.2	728.7
Comprehensive income (loss) attributable to redeemable and noncontrolling interests	4.0	(12.0)	6.2	(16.8)
Comprehensive income attributable to General Mills	$591.6	$423.4	$1,137.0	$745.5

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
	Nov. 24, 2019	May 26, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$560.2	$450.0
Receivables	1,772.7	1,679.7
Inventories	1,719.5	1,559.3
Prepaid expenses and other current assets	426.5	497.5
Total current assets	4,478.9	4,186.5
Land, buildings, and equipment	3,588.5	3,787.2
Goodwill	13,973.9	13,995.8
Other intangible assets	7,133.0	7,166.8
Other assets	1,278.1	974.9
Total assets	$30,452.4	$30,111.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,063.0	$2,854.1
Current portion of long-term debt	1,537.2	1,396.5
Notes payable	1,345.1	1,468.7
Other current liabilities	1,417.0	1,367.8
Total current liabilities	7,362.3	7,087.1
Long-term debt	10,953.1	11,624.8
Deferred income taxes	2,015.9	2,031.0
Other liabilities	1,555.4	1,448.9
Total liabilities	21,886.7	22,191.8
Redeemable interest	545.1	551.7
Stockholders' equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,387.0	1,386.7
Retained earnings	15,501.8	14,996.7
Common stock in treasury, at cost, shares of 150.0 and 152.7	(6,662.2)	(6,779.0)
Accumulated other comprehensive loss	(2,589.8)	(2,625.4)
Total stockholders' equity	7,712.3	7,054.5
Noncontrolling interests	308.3	313.2
Total equity	8,020.6	7,367.7
Total liabilities and equity	$30,452.4	$30,111.2

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest
Balance as of May 26, 2019	754.6	$75.5	$1,386.7	(152.7)	$(6,779.0)	$14,996.7	$(2,625.4)	$313.2	$7,367.7	$551.7
Total comprehensive income						520.6	24.8	2.1	547.5	0.1
Cash dividends declared ($0.49 per share)						(298.5)			(298.5)
Stock compensation plans			18.0	2.2	97.2				115.2
Unearned compensation related to restricted stock unit awards			(66.5)						(66.5)
Earned compensation			28.7						28.7
Decrease in redemption value of redeemable interest			4.0						4.0	(4.0)
Distributions to noncontrolling and redeemable interest holders								(2.5)	(2.5)
Balance as of August 25, 2019	754.6	$75.5	$1,370.9	(150.5)	$(6,681.8)	$15,218.8	$(2,600.6)	$312.8	$7,695.6	$547.8
Total comprehensive income						580.8	10.8	1.6	593.2	2.4
Cash dividends declared ($0.49 per share)						(297.8)			(297.8)
Shares purchased				-	(0.1)				(0.1)
Stock compensation plans			(4.2)	0.5	19.7				15.5
Unearned compensation related to restricted stock unit awards			(3.4)						(3.4)
Earned compensation			18.6						18.6
Decrease in redemption value of redeemable interest			5.1						5.1	(5.1)
Distributions to noncontrolling and redeemable interest holders								(6.1)	(6.1)
Balance as of November 24, 2019	754.6	$75.5	$1,387.0	(150.0)	$(6,662.2)	$15,501.8	$(2,589.8)	$308.3	$8,020.6	$545.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest
Balance as of May 27, 2018	754.6	$75.5	$1,202.5	(161.5)	$(7,167.5)	$14,459.6	$(2,429.0)	$351.3	$6,492.4	$776.2
Total comprehensive income (loss)						392.3	(70.2)	1.8	323.9	(6.6)
Cash dividends declared ($0.49 per share)						(294.2)			(294.2)
Shares purchased					(0.2)				(0.2)
Stock compensation plans			(2.5)	3.0	131.8				129.3
Unearned compensation related to restricted stock unit awards			(65.2)						(65.2)
Earned compensation			28.1						28.1
Increase in redemption value of redeemable interest			(2.0)						(2.0)	2.0
Distributions to noncontrolling and redeemable interest holders								(2.4)	(2.4)
Adoption of revenue recognition accounting requirements						(33.9)			(33.9)
Balance as of August 26, 2018	754.6	$75.5	$1,160.9	(158.5)	$(7,035.9)	$14,523.8	$(2,499.2)	$350.7	$6,575.8	$771.6
Total comprehensive income (loss)						343.4	80.0	(3.2)	420.2	(8.8)
Cash dividends declared ($0.49 per share)						(295.0)			(295.0)
Shares purchased				-	(0.1)				(0.1)
Stock compensation plans			(13.0)	0.6	26.3				13.3
Unearned compensation related to restricted stock unit awards			(1.5)						(1.5)
Earned compensation			15.7						15.7
Increase in investment in redeemable interest										55.7
Decrease in redemption value of redeemable interest			270.9						270.9	(270.9)
Distributions to noncontrolling and redeemable interest holders								(19.9)	(19.9)
Balance as of November 25, 2018	754.6	$75.5	$1,433.0	(157.9)	$(7,009.7)	$14,572.2	$(2,419.2)	$327.6	$6,979.4	$547.6
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
	Six-Month Period Ended
	Nov. 24, 2019	Nov. 25, 2018
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,119.9	$747.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	307.7	310.1
After-tax earnings from joint ventures	(46.7)	(40.2)
Distributions of earnings from joint ventures	28.9	34.7
Stock-based compensation	47.8	44.5
Deferred income taxes	(9.9)	43.8
Pension and other postretirement benefit plan contributions	(14.3)	(14.6)
Pension and other postretirement benefit plan costs	(15.5)	3.1
Restructuring, impairment, and other exit costs	11.3	179.0
Changes in current assets and liabilities	7.7	100.0
Other, net	19.7	(11.0)
Net cash provided by operating activities	1,456.6	1,396.5
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(158.5)	(253.8)
Investments in affiliates, net	(14.3)	(1.5)
Proceeds from disposal of land, buildings, and equipment	0.6	11.3
Other, net	9.5	(51.4)
Net cash used by investing activities	(162.7)	(295.4)
Cash Flows - Financing Activities
Change in notes payable	(119.7)	(482.1)
Payment of long-term debt	(509.3)	(0.4)
Proceeds from common stock issued on exercised options	68.6	87.3
Purchases of common stock for treasury	(0.1)	(0.3)
Dividends paid	(596.3)	(589.2)
Investment in redeemable interest	-	55.7
Distributions to noncontrolling and redeemable interest holders	(8.6)	(6.8)
Other, net	(14.4)	(11.5)
Net cash used by financing activities	(1,179.8)	(947.3)
Effect of exchange rate changes on cash and cash equivalents	(3.9)	(20.1)
Increase in cash and cash equivalents	110.2	133.7
Cash and cash equivalents - beginning of year	450.0	399.0
Cash and cash equivalents - end of period	$560.2	$532.7
Cash Flow from changes in current assets and liabilities:
Receivables	$(97.0)	$(64.0)
Inventories	(167.2)	(15.3)
Prepaid expenses and other current assets	67.6	45.3
Accounts payable	245.7	144.1
Other current liabilities	(41.4)	(10.1)
Changes in current assets and liabilities	$7.7	$100.0
See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended November 24, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2020.

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

In the first quarter of fiscal 2020, we adopted new requirements for the accounting, presentation, and classification of leases. This results in certain leases being capitalized as a right of use asset with a related liability on our Consolidated Balance Sheet. We have performed a review of our lease portfolio, implemented lease accounting software, and developed a centralized business process with corresponding controls. We adopted this guidance utilizing the cumulative effect adjustment approach, which required application of the guidance at the adoption date, and elected certain practical expedients permitted under the transition guidance, including not reassessing whether existing contracts contain leases and carrying forward the historical classification of those leases. In addition, we elected not to recognize leases with an initial term of 12 months or less on our Consolidated Balance Sheet and to continue our historical treatment of land easements, under permitted elections. This guidance did not have a material impact on retained earnings, our Consolidated Statements of Earnings, or our Consolidated Statements of Cash Flows. See Note 5 to the Consolidated Financial Statements for additional information on the impact to our Consolidated Balance Sheets.

Certain terms used throughout this report are defined in the “Glossary” section below.

(2) Restructuring, Impairment, and Other Exit Costs

Restructuring and impairment charges were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018
Charges associated with restructuring actions previously announced	$10.5	$3.6	$24.8	$2.4
Asset impairments	-	205.8	-	205.8
Total	$10.5	$209.4	$24.8	$208.2

In the six-month period ended November 24, 2019, we did not undertake any new restructuring actions. We recorded $10.5 million of restructuring charges for previously announced restructuring actions in the second quarter of fiscal 2020 and $24.8 million in the six-month period ended November 24, 2019, compared to $3.6 million of restructuring charges in the second quarter of fiscal 2019 and $2.4 million in the six-month period ended November 25, 2018. Certain actions are subject to union negotiations and works counsel consultations, where required. We expect these actions to be completed by the end of fiscal 2022.

We did not record any asset impairments in the six-month period ended November 24, 2019. In the second quarter of fiscal 2019, we recorded $192.6 million of charges related to the impairment of certain brand intangible assets in restructuring, impairment, and other exit costs. During the second quarter of fiscal 2019, we recorded a $13.2 million charge in restructuring, impairment, and other exit costs related to the impairment of certain manufacturing assets within our North America Retail segment.

We paid $13.5 million of cash related to restructuring actions previously announced in the six-month period ended November 24, 2019, compared to $29.2 million in the same period of fiscal 2019.

Restructuring and impairment charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:
	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018
Cost of sales	$11.6	$-	$17.7	$0.2
Restructuring, impairment, and other exit costs (recoveries)	(1.1)	209.4	7.1	208.0
Total restructuring and impairment charges	10.5	209.4	24.8	208.2
Project-related costs classified in cost of sales	$0.7	$-	$0.7	$1.2

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions
Reserve balance as of May 26, 2019	$36.5
Fiscal 2020 charges, including foreign currency translation	0.8
Utilized in fiscal 2020	(9.8)
Reserve balance as of Nov. 24, 2019	$27.5

The reserve balance primarily consists of expected severance payments associated with previously announced restructuring actions.

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

(3) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Nov. 24, 2019	May 26, 2019
Goodwill	$13,973.9	$13,995.8
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,580.0	6,590.8
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	778.8	786.1
Less accumulated amortization	(225.8)	(210.1)
Intangible assets subject to amortization, net	553.0	576.0
Other intangible assets	7,133.0	7,166.8
Total	$21,106.9	$21,162.6

Based on the carrying value of finite-lived intangible assets as of November 24, 2019, annual amortization expense for each of the next five fiscal years is estimated to be approximately $40 million.

The changes in the carrying amount of goodwill during the second quarter of fiscal 2020 were as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 26, 2019	$6,406.5	$5,300.5	$918.8	$700.4	$260.2	$409.4	$13,995.8
Other activity, primarily foreign
currency translation	1.2	-	-	(7.9)	(8.6)	(6.6)	(21.9)
Balance as of Nov. 24, 2019	$6,407.7	$5,300.5	$918.8	$692.5	$251.6	$402.8	$13,973.9

The changes in the carrying amount of other intangible assets for the six-month period ended November 24, 2019, were as follows:

In Millions	Total
Balance as of May 26, 2019	$7,166.8
Other activity, primarily foreign currency translation	(33.8)
Balance as of Nov. 24, 2019	$7,133.0

Our annual goodwill and indefinite-lived intangible assets impairment test was performed on the first day of the second quarter of fiscal 2020, and we determined there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Europe & Australia reporting unit and the Progresso brand intangible asset.

The excess fair value as of the fiscal 2020 test date of the Europe & Australia reporting unit and the Progresso brand intangible asset is as follows:

In Millions	Carrying Value of Intangible Asset	Excess Fair Value as of Fiscal 2020 Test Date
Europe & Australia	$672.6	14%
Progresso	$330.0	5%

In addition, while having significant coverage as of our fiscal 2020 assessment date, the Pillsbury brand intangible asset had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

(4) Inventories

The components of inventories were as follows:

In Millions	Nov. 24, 2019	May 26, 2019
Raw materials and packaging	$398.0	$434.9
Finished goods	1,433.6	1,245.9
Grain	99.2	92.0
Excess of FIFO over LIFO cost	(211.3)	(213.5)
Total	$1,719.5	$1,559.3

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

Any lease arrangements with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheet and we recognize lease costs for these lease arrangements on a straight-line basis over the lease term. Many of our lease arrangements provide us with the options to exercise one or more renewal terms or to terminate the lease arrangement. We include these options when we are reasonably certain to exercise them in the lease term used to establish our right of use assets and lease liabilities. Generally, our lease agreements do not include an option to purchase the leased asset, residual value guarantees, or material restrictive covenants.

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

Our operating leases are reported in our Consolidated Balance Sheet as follows:

In Millions	Classification	Nov. 24, 2019
Right of use assets (a)	Other assets	$403.8
Current lease liabilities	Other current liabilities	108.6
Non-current lease liabilities	Other liabilities	308.5

(a) Net of accumulated amortization

Components of our lease cost are as follows:

		Six-Month
	Quarter Ended	Period Ended
In Millions	Nov. 24, 2019	Nov. 24, 2019
Operating lease cost	$35.1	$68.0
Variable lease cost	4.7	9.9
Short-term lease cost	7.2	13.6

Rent expense under all operating leases from continuing operations was $184.9 million in fiscal 2019.

Maturities of our operating lease obligations by fiscal year are as follows:

In Millions
Fiscal 2020 (a)	$65.7
Fiscal 2021	111.6
Fiscal 2022	93.8
Fiscal 2023	69.4
Fiscal 2024	52.8
After fiscal 2024	62.6
Total noncancelable future lease obligations	$455.9
Less: Interest	(38.8)
Present value of lease obligations	$417.1

(a) Excludes the six-month period ended November 24, 2019.

The lease payments presented in the table above exclude $12.4 million of minimum lease payments for operating leases we have committed to but have not yet commenced as of November 24, 2019.

Noncancelable future operating lease commitments as of May 26, 2019, were as follows:

In Millions
Fiscal 2020	$120.0
Fiscal 2021	101.7
Fiscal 2022	85.0
Fiscal 2023	63.8
Fiscal 2024	49.1
After fiscal 2024	63.0
Total noncancelable future lease commitments	$482.6

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

	Nov. 24, 2019
Weighted-average remaining lease term	4.7	years
Weighted-average discount rate	4.1%

Supplemental operating cash flow information and non-cash activity related to our operating leases are as follows:

Six-Month
Period Ended
In Millions	Nov. 24, 2019
Cash paid for amounts included in the measurement of lease liabilities	$64.7
Right of use assets obtained in exchange for new lease liabilities	28.2

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

Unallocated corporate items for the quarters and six-month periods ended November 24, 2019, and November 25, 2018, included:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018
Net gain (loss) on mark-to-market valuation of certain commodity positions	$9.7	$(17.5)	$(11.0)	$(37.0)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	4.0	2.2	15.3	(1.5)
Net mark-to-market revaluation of certain grain inventories	8.9	3.5	3.3	(4.4)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$22.6	$(11.8)	$7.6	$(42.9)

As of November 24, 2019, the net notional value of commodity derivatives was $260.3 million, of which $91.8 million related to energy inputs and $168.5 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

During the second quarter of fiscal 2020, we entered into a $500 million interest rate swap to convert a portion of our $850 million floating-rate notes due April 16, 2021, to a fixed rate.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of November 24, 2019, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 24, 2019, $1,279.2 million of our total accounts payable were payable to suppliers who utilize these third party services.

(7) Debt

The components of notes payable were as follows:

In Millions	Nov. 24, 2019	May 26, 2019
U.S. commercial paper	$1,183.5	$1,298.5
Financial institutions	161.6	170.2
Total	$1,345.1	$1,468.7

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 24, 2019:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2022	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.7	0.2
Total committed and uncommitted credit facilities	$3.6	$0.2

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of November 24, 2019.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $13,285.2 million and $12,490.3 million, respectively, as of November 24, 2019. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In the second quarter of fiscal 2020, we repaid $500.0 million of 2.20 percent fixed-rate notes with proceeds from commercial paper.

In the fourth quarter of fiscal 2019, we issued €300.0 million principal amount of 0.0 percent fixed-rate notes due January 15, 2020. We may redeem the notes if certain tax laws change and we would be obligated to pay additional amounts on the notes. These notes are senior unsecured obligations that include a change of control repurchase provision. We used the net proceeds, together with cash on hand, to repay our €300.0 million floating rate notes.

In the third quarter of fiscal 2019, we repaid $1,150.0 million of 5.65 percent fixed-rate notes with proceeds from commercial paper.

Certain of our long-term debt agreements contain restrictive covenants. As of November 24, 2019, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of November 24, 2019, the redemption value of the euro-denominated redeemable interest was $545.1 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $95.8 million for the six-month period ended November 24, 2019, and $107.8 million for the six-month period ended November 25, 2018.

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

Our noncontrolling interests contain restrictive covenants. As of November 24, 2019, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Nov. 24, 2019					Nov. 25, 2018
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$580.8	$4.9	$5.7			$343.4	$5.1	$2.7
Other comprehensive income (loss):
Foreign currency translation	$1.7	$-	1.7	(3.3)	(1.2)	$56.5	$-	56.5	(8.3)	(10.8)
Other fair value changes:
Hedge derivatives	(11.6)	0.9	(10.7)	-	(2.1)	2.0	0.7	2.7	-	(0.6)
Reclassification to earnings:
Hedge derivatives (a)	0.4	(0.2)	0.2	-	-	0.5	(0.3)	0.2	-	(0.1)
Amortization of losses and prior service costs (b)	25.5	(5.9)	19.6	-	-	26.8	(6.2)	20.6	-	-
Other comprehensive income (loss)	$16.0	$(5.2)	10.8	(3.3)	(3.3)	$85.8	$(5.8)	80.0	(8.3)	(11.5)
Total comprehensive income (loss)			$591.6	$1.6	$2.4			$423.4	$(3.2)	$(8.8)

(a)Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

	Six-Month Period Ended					Six-Month Period Ended
	Nov. 24, 2019					Nov. 25, 2018
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,101.4	$8.5	$10.0			$735.7	$8.2	$3.2
Other comprehensive income (loss):
Foreign currency translation	$4.4	$-	4.4	(4.8)	(6.1)	$(40.3)	$-	(40.3)	(9.6)	(18.9)
Other fair value changes:
Hedge derivatives	(9.2)	1.6	(7.6)	-	(1.4)	9.2	(0.3)	8.9	-	0.3
Reclassification to earnings:
Securities (a)	-	-	-	-	-	(2.6)	0.6	(2.0)	-	-
Hedge derivatives (b)	(0.2)	(0.2)	(0.4)	-	-	1.0	(0.3)	0.7	-	-
Amortization of losses and prior service costs (c)	51.0	(11.8)	39.2	-	-	53.7	(11.2)	42.5	-	-
Other comprehensive income (loss)	$46.0	$(10.4)	35.6	(4.8)	(7.5)	$21.0	$(11.2)	9.8	(9.6)	(18.6)
Total comprehensive income (loss)			$1,137.0	$3.7	$2.5			$745.5	$(1.4)	$(15.4)

(a)Gain reclassified from AOCI into earnings is reported in interest, net for securities.

(b)Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Nov. 24, 2019	May 26, 2019
Foreign currency translation adjustments	$(735.5)	$(739.9)
Unrealized loss from:
Hedge derivatives	(27.4)	(19.4)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,840.2)	(1,880.5)
Prior service credits	13.3	14.4
Accumulated other comprehensive loss	$(2,589.8)	$(2,625.4)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:
	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018
Compensation expense related to stock-based payments	$19.0	$18.4	$47.8	$44.6

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2019.

We recognized windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings of $1.6 million for the second quarter of fiscal 2020 and $8.2 million for the six-month period ended November 24, 2019, compared to $1.9 million in the second quarter of fiscal 2019 and $6.7 million for the six-month period ended November 25, 2018.

As of November 24, 2019, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $134.5 million. This expense will be recognized over 25 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:
	Six-Month Period Ended
In Millions	Nov. 24, 2019	Nov. 25, 2018
Net cash proceeds	$68.6	$87.3
Intrinsic value of options exercised	$36.5	$39.0

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month Period Ended
	Nov. 24, 2019		Nov. 25, 2018
Estimated fair values of stock options granted	$7.10		$5.35
Assumptions:
Risk-free interest rate	2.0%		2.9%
Expected term	8.5	years	8.5	years
Expected volatility	17.4%		16.3%
Dividend yield	3.6%		4.3%

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Six-Month Period Ended
In Millions	Nov. 24, 2019	Nov. 25, 2018
Total grant date fair value	$50.7	$37.9

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Six-Month Period Ended
In Millions, Except per Share Data	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018
Net earnings attributable to General Mills	$580.8	$343.4	$1,101.4	$735.7
Average number of common shares - basic EPS	607.4	599.4	606.7	598.7
Incremental share effect from: (a)
Stock options	2.7	3.3	2.9	3.4
Restricted stock, restricted stock units, and other	2.2	1.8	2.2	1.7
Average number of common shares - diluted EPS	612.3	604.5	611.8	603.8
Earnings per share - basic	$0.96	$0.57	$1.82	$1.23
Earnings per share - diluted	$0.95	$0.57	$1.80	$1.22

(a) Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method.

Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:
	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018
Anti-dilutive stock options, restricted stock units, and performance share units	10.6	14.4	10.3	14.0

(12) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Six-Month Period Ended
In Millions	Nov. 24, 2019	Nov. 25, 2018
Net cash interest payments	$216.1	$252.0
Net income tax payments	$267.0	$235.2

(13) Retirement and Postemployment Benefits

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018
Service cost	$23.2	$23.7	$2.4	$2.7	$2.1	$1.9
Interest cost	57.7	62.0	6.8	8.2	0.6	0.8
Expected return on plan assets	(112.5)	(111.5)	(10.5)	(10.1)	-	-
Amortization of losses (gains)	26.7	27.5	(0.6)	0.1	0.1	-
Amortization of prior service costs (credits)	0.4	0.4	(1.4)	(1.4)	0.3	0.2
Other adjustments	-	-	-	-	2.2	2.8
Net expense (income)	$(4.5)	$2.1	$(3.3)	$(0.5)	$5.3	$5.7

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018
Service cost	$46.4	$47.4	$4.8	$5.1	$4.2	$3.8
Interest cost	115.3	124.0	13.6	16.5	1.3	1.5
Expected return on plan assets	(225.0)	(223.0)	(21.0)	(20.2)	-	-
Amortization of losses (gains)	53.4	55.0	(1.1)	0.3	0.3	0.1
Amortization of prior service costs (credits)	0.8	0.8	(2.8)	(2.8)	0.4	0.3
Other adjustments	-	-	-	-	4.4	5.6
Net expense (income)	$(9.1)	$4.2	$(6.5)	$(1.1)	$10.6	$11.3

(14) Income Taxes

During the first quarter of fiscal 2020, we reorganized certain wholly owned subsidiaries, including the movement of certain assets between legal entities. As a result of these actions, we recorded a $53.1 million decrease to our deferred income tax liabilities, with a corresponding discrete, non-cash reduction to income taxes in the first quarter of fiscal 2020.

(15) Contingencies

During the second quarter of fiscal 2020, we received notice from the tax authorities of the State of São Paulo, Brazil regarding our compliance with its state sales tax requirements. As a result, we have been assessed additional state sales taxes, interest, and penalties. We believe that we have meritorious defenses against this claim and will vigorously defend our position. As of November 24, 2019, we are unable to estimate any possible loss and have not recorded a loss contingency for this matter.

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

Our operating segment results were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018
Net sales:
North America Retail	$2,676.1	$2,677.1	$5,052.2	$5,064.9
Convenience Stores & Foodservice	513.5	514.4	958.5	977.6
Europe & Australia	432.9	453.8	887.0	954.5
Asia & Latin America	409.6	430.7	769.1	829.7
Pet	388.7	335.2	756.5	678.5
Total	$4,420.8	$4,411.2	$8,423.3	$8,505.2
Operating profit:
North America Retail	$642.5	$619.8	$1,202.4	$1,167.9
Convenience Stores & Foodservice	115.2	109.6	206.3	206.7
Europe & Australia	31.4	22.5	59.0	57.0
Asia & Latin America	24.4	17.9	34.5	30.1
Pet	80.8	70.8	161.7	85.3
Total segment operating profit	$894.3	$840.6	$1,663.9	$1,547.0
Unallocated corporate items	84.2	84.2	183.2	190.5
Restructuring, impairment, and other exit costs (recoveries)	(1.1)	209.4	7.1	208.0
Operating profit	$811.2	$547.0	$1,473.6	$1,148.5

Net sales for our North America Retail operating units were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018
U.S. Meals & Baking	$1,164.3	$1,174.6	$1,994.9	$2,012.1
U.S. Cereal	571.8	543.9	1,161.7	1,128.3
U.S. Snacks	493.8	504.3	1,022.0	1,037.8
U.S. Yogurt and Other	219.0	228.1	438.2	447.2
Canada	227.2	226.2	435.4	439.5
Total	$2,676.1	$2,677.1	$5,052.2	$5,064.9

Net sales by class of similar products were as follows:
	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 24, 2019	Nov. 25, 2018	Nov. 24, 2019	Nov. 25, 2018
Snacks	$837.9	$857.5	$1,707.3	$1,745.4
Cereal	688.1	655.1	1,373.6	1,332.2
Convenient meals	686.0	675.9	1,255.2	1,257.8
Yogurt	515.1	537.7	1,010.3	1,052.5
Dough	538.4	525.3	869.0	853.7
Baking mixes and ingredients	461.3	501.6	817.0	881.9
Pet	388.7	335.2	756.5	678.5
Super-premium ice cream	192.6	202.4	419.8	450.1
Other	112.7	120.5	214.6	253.1
Total	$4,420.8	$4,411.2	$8,423.3	$8,505.2

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

CONSOLIDATED RESULTS OF OPERATIONS

Second Quarter Results

In the second quarter of fiscal 2020, net sales essentially matched the same period last year. Organic net sales increased 1 percent in the second quarter of fiscal 2020 compared to the same period last year. Operating profit margin of 18.3 percent increased 590 basis points, primarily driven by impairment charges recorded for certain intangible and manufacturing assets in the second quarter of fiscal 2019, lower input costs, and a gain related to the mark-to-market valuation of certain commodity positions in the second quarter of fiscal 2020 compared to expense in the same period last year. Adjusted operating profit margin increased 110 basis points to 18.4 percent compared to the same period last year, primarily driven by lower input costs and lower consumer promotional expenses. Diluted earnings per share of $0.95 increased 67 percent compared to the second quarter of fiscal 2019. Adjusted diluted earnings per share of $0.95 increased 11 percent on a constant-currency basis compared to the second quarter of last year. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

A summary of our consolidated financial results for the second quarter of fiscal 2020 follows:

Quarter Ended Nov. 24, 2019	In millions, except per share	Quarter Ended Nov. 24, 2019 vs. Nov. 25, 2018	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$4,420.8	Flat
Operating profit	811.2	48%	18.3%
Net earnings attributable to General Mills	580.8	69%
Diluted earnings per share	$0.95	67%
Organic net sales growth rate (a)		1%
Adjusted operating profit (a)	813.1	6%	18.4%	7%
Adjusted diluted earnings per share (a)	$0.95	12%		11%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Quarter Ended
	Nov. 24, 2019	Nov. 24, 2019 vs Nov. 25, 2018		Nov. 25, 2018
Net sales (in millions)	$4,420.8	Flat		$4,411.2
Contributions from volume growth (a)		Flat
Net price realization and mix		Flat
Foreign currency exchange		(1)	pt
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Net sales in the second quarter of fiscal 2020 essentially matched the same period in fiscal 2019.

Components of organic net sales growth are shown in the following table:

Quarter Ended Nov. 24, 2019 vs.
Quarter Ended Nov. 25, 2018
Contributions from organic volume growth (a)	1 pt
Organic net price realization and mix	Flat
Organic net sales growth	1 pt
Foreign currency exchange	(1)pt
Divestitures	Flat
Net sales growth	Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales increased 1 percent in the second quarter of fiscal 2020 driven by higher contributions from organic volume growth.

Cost of sales decreased $50 million from the second quarter of fiscal 2019 to $2,852 million. The decrease was primarily driven by a $40 million decrease attributable to product rate and mix, partially offset by a $12 million increase due to higher volume. We recorded a $23 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2020 compared to a net increase of $12 million in the second quarter of fiscal 2019. In addition, we recorded $12 million of restructuring charges and $1 million of restructuring initiative project-related costs in cost of sales in the second quarter of fiscal 2020 (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Selling, general, and administrative (SG&A) expenses increased $6 million to $759 million in the second quarter of fiscal 2020 compared to the same period in fiscal 2019. The increase in SG&A expenses primarily reflects certain corporate investment valuation adjustments, the loss on sale of certain corporate investments, and increased media and advertising expenses, partially offset by lower consumer promotional expenses. SG&A expenses as a percent of net sales in the second quarter of fiscal 2020 increased 10 basis points compared with the second quarter of fiscal 2019.

Restructuring, impairment, and other exit costs totaled a $1 million net recovery in the second quarter of fiscal 2020 compared to $209 million of charges in the same period last year. We recorded impairment charges of $193 million in the second quarter of fiscal 2019 related to certain brand intangible assets. During the second quarter of fiscal 2019, we also recorded a $13 million charge related to the impairment of certain manufacturing assets within the North America Retail segment.

Benefit plan non-service income totaled $30 million in the second quarter of fiscal 2020 compared to $21 million in the same period last year.

Interest, net for the second quarter of fiscal 2020 totaled $119 million, down $13 million from the second quarter of fiscal 2019, primarily driven by lower average debt balances.

The effective tax rate for the second quarter of fiscal 2020 was 21.5 percent compared to 24.5 percent for the second quarter of fiscal 2019. The 3.0 percentage point decrease was primarily due to certain discrete tax benefits in fiscal 2020 and favorable changes in earnings mix by jurisdiction. Our adjusted effective tax rate was 21.9 percent in the second quarter of fiscal 2020 compared to 23.8 percent in the second quarter of fiscal 2019 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures for the second quarter of fiscal 2020 increased to $25 million compared to $22 million in the same period in fiscal 2019, primarily driven by favorable net price realization and mix at Cereal Partners Worldwide (CPW), partially offset by lower net sales for Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures increased 11 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Nov. 24, 2019 vs.
Quarter Ended Nov. 25, 2018	CPW		HDJ		Total
Contributions from volume growth (a)	(2)	pts	(11)	pts
Net price realization and mix	3	pts	5	pts
Net sales growth in constant currency	1	pt	(6)	pts	(1)	pt
Foreign currency exchange	(3)	pts	4	pts	(1)	pt
Net sales growth	(2)	pts	(2)	pts	(2)	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 8 million in the second quarter of fiscal 2020 from the same period a year ago due to option exercises.

Six-Month Results

In the six-month period ended November 24, 2019, net sales decreased 1 percent compared to the same period last year. Organic net sales in the six-month period ended November 24, 2019, essentially matched the same period last year. Operating profit margin of 17.5 percent increased 400 basis points from year-ago levels, primarily driven by impairment charges recorded for certain intangible and manufacturing assets in the six-month period ended November 25, 2018, favorable net price realization and mix, and the purchase accounting inventory adjustment in the first quarter of fiscal 2019 related to our acquisition of Blue Buffalo Products, Inc. (Blue Buffalo). Adjusted operating profit margin increased 130 basis points to 17.8 percent, primarily driven by favorable net price realization and mix and the purchase accounting inventory adjustment in the first quarter of fiscal 2019 related to our acquisition of Blue Buffalo, partially offset by higher input costs. Diluted earnings per share of $1.80 increased 48 percent in the six-month period ended November 24, 2019, and adjusted diluted earnings per share of $1.74 increased 12 percent on a constant-currency basis compared to the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the six-month period ended November 24, 2019, follows:

Six-Month Period Ended Nov. 24, 2019	In millions, except per share	Six-Month Period Ended Nov. 24, 2019 vs. Nov. 25, 2018	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$8,423.3	(1)%
Operating profit	1,473.6	28%	17.5%
Net earnings attributable to General Mills	1,101.4	50%
Diluted earnings per share	$1.80	48%
Organic net sales growth rate (a)		Flat
Adjusted operating profit (a)	1,495.2	6%	17.8%	7%
Adjusted diluted earnings per share (a)	$1.74	12%		12%
Note: Table may not foot due to rounding
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Six-Month Period Ended
	Nov. 24, 2019	Nov. 24, 2019 vs Nov. 25, 2018		Nov. 25, 2018
Net sales (in millions)	$8,423.3	(1)%		$8,505.2
Contributions from volume growth (a)		(2)	pts
Net price realization and mix		2	pts
Foreign currency exchange		(1)	pt
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

The 1 percent decrease in net sales for the six-month period ended November 24, 2019 reflects lower contributions from volume growth and unfavorable foreign currency exchange, partially offset by favorable net price realization and mix.

Components of organic net sales growth are shown in the following table:

Six-Month Period Ended Nov. 24, 2019 vs.
Six-Month Period Ended Nov. 25, 2018
Contributions from organic volume growth (a)	(1)pt
Organic net price realization and mix	1 pt
Organic net sales growth	Flat
Foreign currency exchange	(1)pt
Divestitures	Flat
Net sales growth	(1)pt
Note: Table may not foot due to rounding

(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales in the six-month period ended November 24, 2019 essentially matched the same period last year as favorable organic net price realization and mix was offset by lower contributions from organic volume growth.

Cost of sales decreased $188 million from the six-month period ended November 25, 2018, to $5,465 million. The decrease was driven by a $104 million decrease due to lower volume, partially offset by a $2 million increase attributable to product rate and mix. We recorded a $53 million charge in the six-month period ended November 25, 2018, related to the fair value adjustment of inventory acquired in the Blue Buffalo acquisition. We recorded an $8 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 24, 2019, compared to a net increase of $43 million in the six-month period ended November 25, 2018. In addition, we recorded $18 million of restructuring charges in cost of sales in the six-month period ended November 24, 2019 (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses decreased $18 million to $1,478 million in the six-month period ended November 24, 2019, compared to the same period in fiscal 2019. The decrease in SG&A expenses primarily reflects lower consumer promotional expenses, partially offset by higher media and advertising expenses. SG&A expenses as a percent of net sales in the six-month period ended November 24, 2019, decreased 10 basis points compared with the same period of fiscal 2019.

Restructuring, impairment, and other exit costs totaled $7 million in the six-month period ended November 24, 2019, compared to $208 million in the same period last year. In the six-month period ended November 25, 2018, we recorded impairment charges of $193 million related to certain brand intangible assets. In addition, we recorded a $13 million charge related to the impairment of certain manufacturing assets within the North America Retail segment in the six-month period ended November 25, 2018.

Benefit plan non-service income totaled $60 million in the six-month period ended November 24, 2019, compared to $42 million in the same period last year.

Interest, net for the six-month period ended November 24, 2019, decreased $28 million to $238 million compared to the same period of fiscal 2019, primarily driven by lower average debt balances.

The effective tax rate for the six-month period ended November 24, 2019, was 17.2 percent compared to 23.5 percent for the same period last year. The 6.3 percentage point decrease was primarily due to the net benefit related to the reorganization of certain wholly owned subsidiaries, certain discrete tax benefits in fiscal 2020, and favorable changes in earnings mix by jurisdiction. Our adjusted effective tax rate was 21.5 percent in the six-month period ended November 24, 2019, compared to 23.3 percent in the same period of fiscal 2019 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures increased to $47 million for the six-month period ended November 24, 2019 compared to $40 million in the same period in fiscal 2019, primarily driven by our share of lower after-tax restructuring charges at CPW compared to the same period in fiscal 2019, partially offset by lower contributions from net sales growth for HDJ. On a constant-currency basis, after-tax earnings from joint ventures increased 16 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Six-Month Period Ended Nov. 24, 2019 vs.
Six-Month Period Ended Nov. 25, 2018	CPW		HDJ		Total
Contributions from volume growth (a)	(2)	pts	(6)	pts
Net price realization and mix	3	pts	5	pts
Net sales growth in constant currency	2	pts	Flat		1	pt
Foreign currency exchange	(3)	pts	4	pts	(2)	pts
Net sales growth	(1)	pt	3	pts	Flat
Note: Table may not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 8 million in the six-month period ended November 24, 2019 from the same period a year ago due to option exercises.

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

North America Retail Segment Results

North America Retail net sales were as follows:

	Quarter Ended			Six-Month Period Ended
	Nov. 24, 2019	Nov. 24, 2019 vs Nov. 25, 2018	Nov. 25, 2018	Nov. 24, 2019	Nov. 24, 2019 vs Nov. 25, 2018		Nov. 25, 2018
Net sales (in millions)	$2,676.1	Flat	$2,677.1	$5,052.2	Flat		$5,064.9
Contributions from volume growth (a)		Flat			(1)	pt
Net price realization and mix		Flat			Flat
Foreign currency exchange		Flat			Flat

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

North America Retail net sales in the quarter and the six-month periods ended November 24, 2019, essentially matched the same periods in fiscal 2019.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 24, 2019	Nov. 24, 2019
Contributions from organic volume growth (a)	Flat	(1) pt
Organic net price realization and mix	Flat	Flat
Organic net sales growth	Flat	Flat
Foreign currency exchange	Flat	Flat
Net sales growth	Flat	Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales in the quarter and the six-month periods ended November 24, 2019, essentially matched the same periods in fiscal 2019.

North America Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 24, 2019	Nov. 24, 2019
U.S. Cereal	5%	3%
U.S. Meals & Baking	(1)	(1)
U.S. Snacks	(2)	(2)
U.S. Yogurt and Other	(4)	(2)
Canada (a)	Flat	(1)
Total	Flat	Flat

(a)On a constant-currency basis, Canada net sales increased 2 percent for the second quarter of fiscal 2020 and were flat for the six-month period ended November 24, 2019, compared to the same periods in fiscal 2019. See the "Non-GAAP Measures" section below for our use of this measure not defined by GAAP.

Segment operating profit increased 4 percent to $642 million in the second quarter of fiscal 2020 compared to $620 million in the same period in fiscal 2019, primarily driven by lower input costs. Segment operating profit increased 4 percent on a constant-currency basis in the second quarter of fiscal 2020 compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 3 percent to $1,202 million in the six-month period ended November 24, 2019, compared to $1,168 million in the same period in fiscal 2019, primarily driven by lower input costs. Segment operating profit increased 3 percent on a constant-currency basis in the six-month period ended November 24, 2019, compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

		Quarter Ended				Six-Month Period Ended
	Nov. 24, 2019	Nov. 24, 2019 vs Nov. 25, 2018		Nov. 25, 2018	Nov. 24, 2019	Nov. 24, 2019 vs Nov. 25, 2018	Nov. 25, 2018
Net sales (in millions)	$513.5	Flat		$514.4	$958.5	(2)%	$977.6
Contributions from volume growth (a)		2	pts			(2) pts
Net price realization and mix		(2)	pts			Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales in the second quarter of fiscal 2020 essentially matched the same period in fiscal 2019.

Convenience Stores & Foodservice net sales decreased 2 percent in the six-month period ended November 24, 2019, compared to the same period in fiscal 2019, driven by a decrease in contributions from volume growth.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 24, 2019	Nov. 24, 2019
Contributions from organic volume growth (a)	2 pts	(2)pts
Organic net price realization and mix	(2)pts	Flat
Organic net sales growth	Flat	(2)pts
Net sales growth	Flat	(2)pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 5 percent to $115 million in the second quarter of fiscal 2020 compared to $110 million in the same period in fiscal 2019, primarily driven by lower input costs, partially offset by unfavorable net price realization and mix.

Segment operating profit of $206 million in the six-month period ended November 24, 2019, essentially matched the same period of fiscal 2019.

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

		Quarter Ended			Six-Month Period Ended
	Nov. 24, 2019	Nov. 24, 2019 vs. Nov. 25, 2018	Nov. 25, 2018	Nov. 24, 2019	Nov. 24, 2019 vs. Nov. 25, 2018		Nov. 25, 2018
Net sales (in millions)	$432.9	(5)%	$453.8	$887.0	(7)%		$954.5
Contributions from volume growth (a)		(1) pt			(5)	pts
Net price realization and mix		Flat			1	pt
Foreign currency exchange		(4) pts			(4)	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Europe & Australia net sales decreased 5 percent in the second quarter of fiscal 2020 compared to the same period in fiscal 2019, driven by unfavorable foreign currency exchange and a decrease in contributions from volume growth.

Europe & Australia net sales decreased 7 percent in the six-month period ended November 24, 2019, compared to the same period in fiscal 2019, driven by a decrease in contributions from volume growth and unfavorable foreign currency exchange, partially offset by favorable net price realization and mix.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 24, 2019		Nov. 24, 2019
Contributions from organic volume growth (a)	(1)	pt	(5)	pts
Organic net price realization and mix	Flat		1	pt
Organic net sales growth	(1)	pt	(3)	pts
Foreign currency exchange	(4)	pts	(4)	pts
Net sales growth	(5)	pts	(7)	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Europe & Australia organic net sales decreased 1 percent in the second quarter of fiscal 2020 compared to the same period in fiscal 2019, driven by a decrease in contributions from organic volume growth.

Europe & Australia organic net sales decreased 3 percent in the six-month period ended November 24, 2019, compared to the same period in fiscal 2019, driven by a decrease in contributions from organic volume growth partially offset by favorable organic net price realization and mix.

Segment operating profit increased to $31 million in the second quarter of fiscal 2020 from $22 million in the same period in fiscal 2019, primarily driven by lower SG&A expenses. Segment operating profit increased 45 percent on a constant-currency basis in the second quarter of fiscal 2020 compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased to $59 million in the six-month period ended November 24, 2019, from $57 million in the same period in fiscal 2019, primarily driven by lower SG&A expenses, partially offset by a decrease in contributions from volume growth. Segment operating profit increased 8 percent on a constant-currency basis in the six-month period ended November 24, 2019, compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

		Quarter Ended			Six-Month Period Ended
	Nov. 24, 2019	Nov. 24, 2019 vs. Nov. 25, 2018		Nov. 25, 2018	Nov. 24, 2019	Nov. 24, 2019 vs. Nov. 25, 2018		Nov. 25, 2018
Net sales (in millions)	$409.6	(5)%		$430.7	$769.1	(7)%		$829.7
Contributions from volume growth (a)		(6)	pts			(8)	pts
Net price realization and mix		3	pts			3	pts
Foreign currency exchange		(2)	pts			(2)	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales decreased 5 percent in the second quarter of fiscal 2020 compared to the same period in fiscal 2019, driven primarily by lower contributions from volume growth and unfavorable foreign currency exchange, partially offset by favorable net price realization and mix.

Asia & Latin America net sales decreased 7 percent in the six-month period ended November 24, 2019, compared to the same period in fiscal 2019, driven primarily by lower contributions from volume growth and unfavorable foreign currency exchange, partially offset by favorable net price realization and mix.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 24, 2019		Nov. 24, 2019
Contributions from organic volume growth (a)	(1)	pt	(3)	pts
Organic net price realization and mix	2	pts	2	pts
Organic net sales growth	1	pt	(1)	pt
Foreign currency exchange	(2)	pts	(2)	pts
Divestitures (b)	(4)	pts	(4)	pts
Net sales growth	(5)	pts	(7)	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

(b)Impact of the divestiture of our La Salteña business in Argentina and our Yoplait business in China.

Asia & Latin America organic net sales increased 1 percent in the second quarter of fiscal 2020 compared to the same period in fiscal 2019, driven by favorable organic net price realization and mix, partially offset by lower contributions from organic volume growth.

Asia & Latin America organic net sales decreased 1 percent in the six-month period ended November 24, 2019, compared to the same period in fiscal 2019, driven by lower contributions from organic volume growth, partially offset by favorable organic net price realization and mix.

Segment operating profit increased to $24 million in the second quarter of fiscal 2020 from $18 million in the same period in fiscal 2019, primarily driven by lower SG&A expenses, partially offset by a decrease in contributions from volume growth. Segment operating profit increased 42 percent on a constant-currency basis in the second quarter of fiscal 2020 compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased to $34 million in the six-month period ended November 24, 2019, from $30 million in the same period in fiscal 2019, primarily driven by lower SG&A expenses, partially offset by a decrease in contributions from volume growth and higher input costs. Segment operating profit increased 20 percent on a constant-currency basis in the six-month period ended November 24, 2019, compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Pet Segment Results

Pet net sales were as follows:

		Quarter Ended				Six-Month Period Ended
	Nov. 24, 2019	Nov. 24, 2019 vs Nov. 25, 2018		Nov. 25, 2018	Nov. 24, 2019	Nov. 24, 2019 vs Nov. 25, 2018		Nov. 25, 2018
Net sales (in millions)	$388.7	16%		$335.2	$756.5	11%		$678.5
Contributions from volume growth (a)		13	pts			7	pts
Net price realization and mix		3	pts			5	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Pet net sales increased 16 percent in the second quarter of fiscal 2020 and 11 percent in the six-month period ended November 24, 2019, compared to the same periods in fiscal 2019, primarily driven by increased contributions from volume growth and favorable net price realization and mix.

The components of Pet organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 24, 2019	Nov. 24, 2019
Contributions from organic volume growth (a)	13 pts	7 pts
Organic net price realization and mix	3 pts	5 pts
Organic net sales growth	16 pts	11 pts
Net sales growth	16 pts	11 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 14 percent to $81 million in the second quarter of fiscal 2020 compared to $71 million in the same period in fiscal 2019, primarily driven by an increase in contributions from volume growth and favorable net price realization and mix, partially offset by higher media and advertising expenses.

Segment operating profit increased 90 percent to $162 million in the six-month period ended November 24, 2019, compared to $85 million in the same period of fiscal 2019, primarily driven by a $53 million purchase accounting adjustment related to inventory acquired in the first quarter of fiscal 2019 and favorable net price realization and mix.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense of $84 million in the second quarter of fiscal 2020 essentially matched the same period in fiscal 2019. We recorded $12 million of restructuring charges and $1 million of restructuring initiative project-related costs in cost of sales in the second quarter of fiscal 2020. We recorded a $23 million gain related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2020 compared to a $12 million net increase in expense in the same period last year. We recorded $13 million of losses related to certain investment valuation adjustments and the loss on sale of certain corporate investments in the second quarter of fiscal 2020 compared to $13 million of gains in the second quarter of fiscal 2019. We recorded $7 million of integration costs related to the acquisition of Blue Buffalo in the second quarter of fiscal 2019. In addition, we recorded a $3 million loss related to the impact of hyperinflationary accounting for our Argentina subsidiary in the second quarter of fiscal 2019.

Unallocated corporate expense totaled $183 million in the six-month period ended November 24, 2019, compared to $190 million in the same period last year. In the six-month period ended November 24, 2019, we recorded $18 million of restructuring charges and $1 million of restructuring initiative project-related costs in cost of sales compared to $1 million of restructuring initiative project-related costs in cost of sales in the same period last year. We recorded an $8 million net gain related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 24, 2019, compared to a $43 million net increase in expense in the same period last year. We recorded $4 million of net losses related to certain investment valuation adjustments and the loss on sale of certain corporate investments in the six-month period ended November 24, 2019, compared to $13 million of gains in the same period last year. In addition, we recorded $16 million of integration costs related to the acquisition of Blue Buffalo and a $3 million loss related to the impact of hyperinflationary accounting for our Argentina subsidiary in the six-month period ended November 25, 2018.

LIQUIDITY

During the six-month period ended November 24, 2019, cash provided by operations was $1,457 million compared to $1,396 million in the same period last year. The $61 million increase was primarily driven by a $373 million increase in net earnings, partially offset by a $168 million change in non-cash restructuring, impairment, and other exit costs driven by impairment charges recorded from certain intangible and manufacturing assets in the six-month period ended November 25, 2018, and a $92 million change in current assets and liabilities. The $92 million change in current assets and liabilities included a $152 million change in inventories driven by higher inventory build and a $31 million change in other current liabilities primarily driven by derivative activity and incentive accruals, partially offset by a $102 million change related to the timing of accounts payable including the impact of terms extensions.

Cash used by investing activities during the six-month period ended November 24, 2019, was $163 million compared to $295 million for the same period in fiscal 2019. Investments of $158 million in land, buildings, and equipment in the six-month period ended November 24, 2019, decreased by $95 million compared to the same period a year ago. In addition, other investment activity decreased by $61 million compared to the same period in fiscal 2019.

Cash used by financing activities during the six-month period ended November 24, 2019, was $1,180 million compared to $947 million in the same period in fiscal 2019. We had $629 million of net debt repayments in the six-month period ended November 24, 2019, compared to $482 million of net debt repayments in the same period a year ago. Sodiaal International (Sodiaal) made an additional investment of $56 million in our Yoplait SAS subsidiary during the six-month period ended November 25, 2018. We paid $596 million of dividends in the six-month period ended November 24, 2019, compared to $589 million in the same period last year.

As of November 24, 2019, we had $514 million of cash and cash equivalents held in foreign jurisdictions. As a result of the Tax Cuts and Jobs Act (TCJA), the historic undistributed earnings of our foreign subsidiaries were taxed in the U.S. via the one-time repatriation tax in fiscal 2018. We have re-evaluated our permanent reinvestment assertion and have concluded that although earnings prior to fiscal 2018 will remain permanently reinvested, we will no longer make a permanent reinvestment assertion beginning with our fiscal 2018 earnings. We record local country withholding taxes on our international earnings, as applicable. As a result of the transition tax, we may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Nov. 24, 2019	May 26, 2019
Notes payable	$1,345.1	$1,468.7
Current portion of long-term debt	1,537.2	1,396.5
Long-term debt	10,953.1	11,624.8
Total debt	13,835.4	14,490.0
Redeemable interest	545.1	551.7
Noncontrolling interests	308.3	313.2
Stockholders' equity	7,712.3	7,054.5
Total capital	$22,401.1	$22,409.4

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 24, 2019:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2022	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.7	0.2
Total committed and uncommitted credit facilities	$3.6	$0.2

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of November 24, 2019, the redemption value of the redeemable interest was $545 million, which approximates its fair value.

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

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of November 24, 2019, we were in compliance with all of these covenants.

We have $1,537 million of long-term debt maturing in the next 12 months that is classified as current, including €500 million of floating-rate notes due January 2020, €300 million of 0.0 percent notes due January 2020, $100 million of 6.61 percent fixed-rate medium-term notes due for remarketing in October 2020, €500 million of 2.1 percent notes due November 2020, and $4 million of floating-rate medium term notes due for remarketing in November 2020. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the second quarter of fiscal 2020.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019. The accounting policies used in preparing our interim fiscal 2020 Consolidated Financial Statements are the same as those described in our Form 10-K with the exception of new accounting requirements adopted in the first quarter of fiscal 2020 related to hedge accounting and the accounting, presentation, and classification of leases. Please see Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of November 24, 2019, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019.

Our annual goodwill and indefinite-lived intangible assets impairment test was performed on the first day of the second quarter of fiscal 2020, and we determined there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Europe & Australia reporting unit and the Progresso brand intangible asset.

The excess fair value as of the fiscal 2020 test date of the Europe & Australia reporting unit and the Progresso brand intangible asset is as follows:

In Millions	Carrying Value of Intangible Asset	Excess Fair Value as of Fiscal 2020 Test Date
Europe & Australia	$672.6	14%
Progresso	$330.0	5%

In addition, while having significant coverage as of our fiscal 2020 assessment date, the Pillsbury brand intangible asset had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

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

Our adjusted operating profit margins are calculated as follows:

	Quarter Ended
	Nov. 24, 2019		Nov. 25, 2018
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$811.2	18.3%	$547.0	12.4%
Mark-to-market effects (a)	(22.6)	(0.5)%	11.8	0.3%
Restructuring charges (b)	10.5	0.2%	3.6	-%
Project-related costs (b)	0.7	-%	-	-%
Asset impairments (b)	-	-%	205.8	4.7%
Investment activity, net (c)	13.2	0.3%	(13.0)	(0.3)%
Acquisition integration costs (d)	-	-%	6.8	0.2%
Hyperinflationary accounting (e)	-	-%	3.2	-%
Adjusted operating profit	$813.1	18.4%	$765.2	17.3%

	Six-Month Period Ended
	Nov. 24, 2019		Nov. 25, 2018
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$1,473.6	17.5%	$1,148.5	13.5%
Mark-to-market effects (a)	(7.6)	(0.1)%	42.9	0.5%
Restructuring charges (b)	24.8	0.3%	2.4	-%
Project-related costs (b)	0.7	-%	1.2	-%
Asset impairments (b)	-	-%	205.8	2.4%
Investment activity, net (c)	3.7	-%	(13.0)	(0.1)%
Acquisition integration costs (d)	-	-%	15.5	0.2%
Hyperinflationary accounting (e)	-	-%	3.2	-%
Adjusted operating profit	$1,495.2	17.8%	$1,406.5	16.5%

Note: Tables may not foot due to rounding.

(a)See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)Valuation adjustments and the loss on sale of certain corporate investments.

(d)Integration costs resulting from the acquisition of Blue Buffalo in fiscal 2018.

(e)Represents the impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in the third quarter of fiscal 2019.

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Quarter Ended			Six-Month Period Ended
	Nov. 24, 2019	Nov. 25, 2018	Change	Nov. 24, 2019	Nov. 25, 2018	Change
Operating profit as reported	$811.2	$547.0	48%	$1,473.6	$1,148.5	28%
Mark-to-market effects (a)	(22.6)	11.8		(7.6)	42.9
Restructuring charges (b)	10.5	3.6		24.8	2.4
Project-related costs (b)	0.7	-		0.7	1.2
Asset impairments (b)	-	205.8		-	205.8
Investment activity, net (c)	13.2	(13.0)		3.7	(13.0)
Acquisition integration costs (d)	-	6.8		-	15.5
Hyperinflationary accounting (e)	-	3.2		-	3.2
Adjusted operating profit	$813.1	$765.2	6%	$1,495.2	$1,406.5	6%
Foreign currency exchange impact			Flat			Flat
Adjusted operating profit growth, on a constant-currency basis			7%			7%

Note: Table may not foot due to rounding.

(a)See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)Valuation adjustments and the loss on sale of certain corporate investments.

(d)Integration costs resulting from the acquisition of Blue Buffalo in fiscal 2018.

(e)Represents the impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in the third quarter of fiscal 2019.

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

The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rate follows:

	Quarter Ended				Six-Month Period Ended
Per Share Data	Nov. 24, 2019	Nov. 25, 2018	Change		Nov. 24, 2019	Nov. 25, 2018	Change
Diluted earnings per share, as reported	$0.95	$0.57	67%		$1.80	$1.22	48%
Tax item (a)	-	-			(0.09)	-
Mark-to-market effects (b)	(0.03)	0.02			(0.01)	0.06
Restructuring charges (c)	0.01	-			0.03	-
Asset impairments (c)	-	0.26			-	0.26
Investment activity, net (d)	0.01	(0.01)			-	(0.01)
CPW restructuring charges (e)	-	-			-	0.01
Acquisition integration costs (f)	-	0.01			-	0.02
Adjusted diluted earnings per share	$0.95	$0.85	12%		$1.74	$1.56	12%
Foreign currency exchange impact			1	pt			Flat
Adjusted diluted earnings per share growth, on a constant-currency basis			11%				12%

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

After-tax earnings from joint ventures growth rate on a constant-currency basis is calculated as follows:

	Percentage Change in After-Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange		Percentage Change in After-Tax Earnings from Joint Ventures on Constant-Currency Basis
Quarter Ended Nov. 24, 2019	11%	(1)	pt	11%
Six-Month Period Ended Nov. 24, 2019	16%	Flat		16%
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

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Nov. 24, 2019	Flat	(1)	pt	2%
Six-Month Period Ended Nov. 24, 2019	(1)%	(1)	pt	Flat
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

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Nov. 24, 2019
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	4%	Flat		4%
Europe & Australia	40%	(5)	pts	45%
Asia & Latin America	36%	(5)	pts	42%

	Six-Month Period Ended Nov. 24, 2019
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	3%	Flat		3%
Europe & Australia	4%	(5)	pts	8%
Asia & Latin America	15%	(6)	pts	20%
Note: Tables may not foot due to rounding.

Adjusted Effective Income Tax Rate

We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 24, 2019		Nov. 25, 2018		Nov. 24, 2019		Nov. 25, 2018
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$722.0	$155.5	$435.3	$106.6	$1,295.9	$222.7	$924.2	$217.3
Tax item (b)	-	-	-	-	-	53.1	-	-
Mark-to-market effects (c)	(22.6)	(5.2)	11.8	2.7	(7.6)	(1.7)	42.9	9.9
Restructuring charges (d)	10.5	1.7	3.6	0.5	24.8	4.3	2.4	0.2
Project-related costs (d)	0.7	0.1	-	-	0.7	0.1	1.2	0.3
Asset impairments (d)	-	-	205.8	47.4	-	-	205.8	47.4
Investment activity, net (e)	13.2	6.6	(13.0)	(3.0)	3.7	4.4	(13.0)	(3.0)
Acquisition integration costs (f)	-	-	6.8	1.6	-	-	15.5	3.6
Hyperinflationary accounting (g)	-	-	3.2	-	-	-	3.2	-
As adjusted	$723.8	$158.6	$653.5	$155.8	$1,317.5	$282.8	$1,182.2	$275.7
Effective tax rate:
As reported		21.5%		24.5%		17.2%		23.5%
As adjusted		21.9%		23.8%		21.5%		23.3%
Sum of adjustment to income taxes		$3.2		$49.2		$60.2		$58.4
Average number of common shares - diluted EPS		612.3		604.5		611.8		603.8
Impact of income tax adjustments on adjusted diluted EPS		$0.01		$0.08		$0.10		$0.10

Note: Table may not foot due to rounding.

(a)Earnings before income taxes and after-tax earnings from joint ventures.

(b)See Note 14 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)See Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d)See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(e)Valuation adjustments and the loss on sale of certain corporate investments.

(f)Integration costs resulting from the acquisition of Blue Buffalo in fiscal 2018.

(g)Represents the impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in the third quarter of fiscal 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of November 24, 2019 was $92 million, $13 million, $3 million, and $2 million, respectively. During the quarter ended November 24, 2019, the interest rate value-at-risk increased by $17 million, the foreign exchange value-at-risk decreased by $4 million, and commodity value-at-risk decreased by $1 million, while equity value-at-risk was flat compared to these measures as of May 26, 2019. The value-at-risk for interest rate positions increased due to higher market volatility. The value-at-risk for foreign exchange positions decreased due to a smaller portfolio and decreased market volatility. The value-at-risk for commodity positions decreased due to a smaller portfolio. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 26, 2019.

Item 4. Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 24, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 24, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 24, 2019, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date: December 18, 2019	/s/ Kofi A. Bruce
Kofi A. Bruce
Vice President, Financial Operations
(Principal Accounting Officer and Duly Authorized Officer)