Form 10-Q
period 2020-02-23
GENERAL MILLS INC
filed 2020-03-18
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 001-01185

________________

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

(763)764-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value	GIS	New York Stock Exchange
2.100% Notes due 2020	GIS20	New York Stock Exchange
1.000% Notes due 2023	GIS23A	New York Stock Exchange
0.450% Notes due 2026	GIS26	New York Stock Exchange
1.500% Notes due 2027	GIS27	New York Stock Exchange

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

Yes ☐No ☑

Number of shares of Common Stock outstanding as of March 10, 2020: 606,138,918 (excluding 148,474,410 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Nine-Month Period Ended
	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019
Net sales	$4,180.3	$4,198.3	$12,603.6	$12,703.5
Cost of sales	2,777.1	2,755.3	8,241.8	8,408.0
Selling, general, and administrative expenses	746.6	696.6	2,224.5	2,192.6
Divestiture loss	-	35.4	-	35.4
Restructuring, impairment, and other exit costs	5.8	59.7	12.9	267.7
Operating profit	650.8	651.3	2,124.4	1,799.8
Benefit plan non-service income	(30.3)	(21.4)	(90.7)	(63.3)
Interest, net	109.8	130.8	347.9	397.0
Earnings before income taxes and after-tax earnings from joint ventures	571.3	541.9	1,867.2	1,466.1
Income taxes	118.2	95.8	340.9	313.1
After-tax earnings from joint ventures	10.8	11.8	57.5	52.0
Net earnings, including earnings attributable to redeemable and noncontrolling interests	463.9	457.9	1,583.8	1,205.0
Net earnings attributable to redeemable and noncontrolling interests	9.8	11.1	28.3	22.5
Net earnings attributable to General Mills	$454.1	$446.8	$1,555.5	$1,182.5
Earnings per share - basic	$0.75	$0.74	$2.56	$1.97
Earnings per share - diluted	$0.74	$0.74	$2.54	$1.96

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended		Nine-Month Period Ended
	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$463.9	$457.9	$1,583.8	$1,205.0
Other comprehensive income (loss), net of tax:
Foreign currency translation	(22.0)	48.7	(28.5)	(20.1)
Other fair value changes:
Hedge derivatives	(6.4)	(7.7)	(15.4)	1.5
Reclassification to earnings:
Securities	-	-	-	(2.0)
Hedge derivatives	4.0	(1.2)	3.6	(0.5)
Amortization of losses and prior service costs	19.6	21.0	58.8	63.5
Other comprehensive income (loss), net of tax	(4.8)	60.8	18.5	42.4
Total comprehensive income	459.1	518.7	1,602.3	1,247.4
Comprehensive income (loss) attributable to redeemable and noncontrolling interests	(0.3)	13.0	5.9	(3.8)
Comprehensive income attributable to General Mills	$459.4	$505.7	$1,596.4	$1,251.2

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
	Feb. 23, 2020	May 26, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$606.9	$450.0
Receivables	1,731.1	1,679.7
Inventories	1,542.1	1,559.3
Prepaid expenses and other current assets	428.4	497.5
Total current assets	4,308.5	4,186.5
Land, buildings, and equipment	3,535.0	3,787.2
Goodwill	13,950.8	13,995.8
Other intangible assets	7,108.4	7,166.8
Other assets	1,346.0	974.9
Total assets	$30,248.7	$30,111.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,931.5	$2,854.1
Current portion of long-term debt	863.7	1,396.5
Notes payable	1,174.6	1,468.7
Other current liabilities	1,726.8	1,367.8
Total current liabilities	6,696.6	7,087.1
Long-term debt	11,589.6	11,624.8
Deferred income taxes	2,027.2	2,031.0
Other liabilities	1,536.6	1,448.9
Total liabilities	21,850.0	22,191.8
Redeemable interest	538.6	551.7
Stockholders' equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,334.9	1,386.7
Retained earnings	15,360.0	14,996.7
Common stock in treasury, at cost, shares of 148.8 and 152.7	(6,610.8)	(6,779.0)
Accumulated other comprehensive loss	(2,584.5)	(2,625.4)
Total stockholders' equity	7,575.1	7,054.5
Noncontrolling interests	285.0	313.2
Total equity	7,860.1	7,367.7
Total liabilities and equity	$30,248.7	$30,111.2

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest
Balance as of May 26, 2019	754.6	$75.5	$1,386.7	(152.7)	$(6,779.0)	$14,996.7	$(2,625.4)	$313.2	$7,367.7	$551.7
Total comprehensive income						520.6	24.8	2.1	547.5	0.1
Cash dividends declared ($0.49 per share)						(298.5)			(298.5)
Stock compensation plans			18.0	2.2	97.2				115.2
Unearned compensation related to restricted stock unit awards			(66.5)						(66.5)
Earned compensation			28.7						28.7
Decrease in redemption value of redeemable interest			4.0						4.0	(4.0)
Distributions to noncontrolling and redeemable interest holders								(2.5)	(2.5)
Balance as of August 25, 2019	754.6	$75.5	$1,370.9	(150.5)	$(6,681.8)	$15,218.8	$(2,600.6)	$312.8	$7,695.6	$547.8
Total comprehensive income						580.8	10.8	1.6	593.2	2.4
Cash dividends declared ($0.49 per share)						(297.8)			(297.8)
Shares purchased				-	(0.1)				(0.1)
Stock compensation plans			(4.2)	0.5	19.7				15.5
Unearned compensation related to restricted stock unit awards			(3.4)						(3.4)
Earned compensation			18.6						18.6
Decrease in redemption value of redeemable interest			5.1						5.1	(5.1)
Distributions to noncontrolling and redeemable interest holders								(6.1)	(6.1)
Balance as of November 24, 2019	754.6	$75.5	$1,387.0	(150.0)	$(6,662.2)	$15,501.8	$(2,589.8)	$308.3	$8,020.6	$545.1
Total comprehensive income (loss)						454.1	5.3	(1.5)	457.9	1.2
Cash dividends declared ($0.98 per share)						(595.9)			(595.9)
Shares purchased				-	(2.7)				(2.7)
Stock compensation plans			(36.2)	1.2	54.1				17.9
Unearned compensation related to restricted stock unit awards			(1.4)						(1.4)
Earned compensation			17.8						17.8
Increase in redemption value of redeemable interest			(32.3)						(32.3)	32.3
Distributions to noncontrolling and redeemable interest holders								(21.8)	(21.8)	(40.0)
Balance as of February 23, 2020	754.6	75.5	1,334.9	(148.8)	(6,610.8)	15,360.0	(2,584.5)	285.0	7,860.1	538.6
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	$.10 Par Value Common Stock
	(One Billion Shares Authorized)
	Issued			Treasury
	Shares	Par Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Interest
Balance as of May 27, 2018	754.6	$75.5	$1,202.5	(161.5)	$(7,167.5)	$14,459.6	$(2,429.0)	$351.3	$6,492.4	$776.2
Total comprehensive income (loss)						392.3	(70.2)	1.8	323.9	(6.6)
Cash dividends declared ($0.49 per share)						(294.2)			(294.2)
Shares purchased				-	(0.2)				(0.2)
Stock compensation plans			(2.5)	3.0	131.8				129.3
Unearned compensation related to restricted stock unit awards			(65.2)						(65.2)
Earned compensation			28.1						28.1
Increase in redemption value of redeemable interest			(2.0)						(2.0)	2.0
Distributions to noncontrolling and redeemable interest holders								(2.4)	(2.4)
Adoption of revenue recognition accounting requirements						(33.9)			(33.9)
Balance as of August 26, 2018	754.6	$75.5	$1,160.9	(158.5)	$(7,035.9)	$14,523.8	$(2,499.2)	$350.7	$6,575.8	$771.6
Total comprehensive income (loss)						343.4	80.0	(3.2)	420.2	(8.8)
Cash dividends declared ($0.49 per share)						(295.0)			(295.0)
Shares purchased				-	(0.1)				(0.1)
Stock compensation plans			(13.0)	0.6	26.3				13.3
Unearned compensation related to restricted stock unit awards			(1.5)						(1.5)
Earned compensation			15.7						15.7
Increase in investment in redeemable interest										55.7
Decrease in redemption value of redeemable interest			270.9						270.9	(270.9)
Distributions to noncontrolling and redeemable interest holders								(19.9)	(19.9)
Balance as of November 25, 2018	754.6	$75.5	$1,433.0	(157.9)	$(7,009.7)	$14,572.2	$(2,419.2)	$327.6	$6,979.4	$547.6
Total comprehensive income						446.8	58.9	2.6	508.3	10.4
Cash dividends declared ($0.49 per share)						(294.5)			(294.5)
Shares purchased				-	(0.4)				(0.4)
Stock compensation plans			(43.9)	1.9	86.6				42.7
Unearned compensation related to restricted stock unit awards			(4.9)						(4.9)
Earned compensation			20.9						20.9
Decrease in redemption value of redeemable interest			9.1						9.1	(9.1)
Distributions to noncontrolling and redeemable interest holders								(11.2)	(11.2)
Balance as of February 24, 2019	754.6	$75.5	$1,414.2	(156.0)	$(6,923.5)	$14,724.5	$(2,360.3)	$319.0	$7,249.4	$548.9
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
	Nine-Month Period Ended
	Feb. 23, 2020	Feb. 24, 2019
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,583.8	$1,205.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	456.4	464.6
After-tax earnings from joint ventures	(57.5)	(52.0)
Distributions of earnings from joint ventures	37.7	46.6
Stock-based compensation	66.0	65.9
Deferred income taxes	1.7	52.5
Pension and other postretirement benefit plan contributions	(21.7)	(21.8)
Pension and other postretirement benefit plan costs	(23.2)	4.7
Divestiture loss	-	35.4
Restructuring, impairment, and other exit costs	20.6	227.2
Changes in current assets and liabilities, excluding the effects of divestiture	91.3	36.5
Other, net	4.7	(37.0)
Net cash provided by operating activities	2,159.8	2,027.6
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(269.4)	(367.9)
Investments in affiliates, net	(40.9)	(1.5)
Proceeds from disposal of land, buildings, and equipment	0.9	10.9
Proceeds from divestiture	-	0.2
Other, net	4.8	(49.4)
Net cash used by investing activities	(304.6)	(407.7)
Cash Flows - Financing Activities
Change in notes payable	(282.9)	429.9
Issuance of long-term debt	867.8	-
Payment of long-term debt	(1,396.5)	(1,153.4)
Proceeds from common stock issued on exercised options	109.4	140.7
Purchases of common stock for treasury	(2.8)	(0.7)
Dividends paid	(895.4)	(883.7)
Investment in redeemable interest	-	55.7
Distributions to noncontrolling and redeemable interest holders	(70.4)	(33.5)
Other, net	(20.6)	(13.0)
Net cash used by financing activities	(1,691.4)	(1,458.0)
Effect of exchange rate changes on cash and cash equivalents	(6.9)	(13.8)
Increase in cash and cash equivalents	156.9	148.1
Cash and cash equivalents - beginning of year	450.0	399.0
Cash and cash equivalents - end of period	$606.9	$547.1
Cash Flow from changes in current assets and liabilities:
Receivables	$(60.3)	$(50.9)
Inventories	2.5	80.7
Prepaid expenses and other current assets	54.8	16.5
Accounts payable	119.9	77.5
Other current liabilities	(25.6)	(87.3)
Changes in current assets and liabilities	$91.3	$36.5
See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended February 23, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2020.

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

In the first quarter of fiscal 2020, we adopted new requirements for the accounting, presentation, and classification of leases. This results in certain leases being capitalized as a right of use asset with a related liability on our Consolidated Balance Sheet. We performed a review of our lease portfolio, implemented lease accounting software, and developed a centralized business process with corresponding controls. We adopted this guidance utilizing the cumulative effect adjustment approach, which required application of the guidance at the adoption date, and elected certain practical expedients permitted under the transition guidance, including not reassessing whether existing contracts contain leases and carrying forward the historical classification of those leases. In addition, we elected not to recognize leases with an initial term of 12 months or less on our Consolidated Balance Sheet and to continue our historical treatment of land easements, under permitted elections. This guidance did not have a material impact on retained earnings, our Consolidated Statements of Earnings, or our Consolidated Statements of Cash Flows. See Note 6 to the Consolidated Financial Statements for additional information on the impact to our Consolidated Balance Sheets.

Certain terms used throughout this report are defined in the “Glossary” section in Part I, Item 2 of this report.

(2) Divestiture

During the third quarter of fiscal 2019, we sold our La Salteña fresh pasta and refrigerated dough business in Argentina, and recorded a pre-tax loss of $35.4 million.

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring and impairment charges were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019
Charges associated with restructuring actions previously announced	$12.4	$58.6	$37.2	$61.0
Asset impairments	-	1.2	-	207.0
Total	$12.4	$59.8	$37.2	$268.0

In the nine-month period ended February 23, 2020, we did not undertake any new restructuring actions. We recorded $12.4 million of restructuring charges for previously announced restructuring actions in the third quarter of fiscal 2020 and $37.2 million in the nine-month period ended February 23, 2020. We recorded $58.6 million of restructuring charges in the third quarter of fiscal 2019 and $61.0 million in the nine-month period ended February 24, 2019. In the third quarter of fiscal 2020, we increased the estimate of expected severance charges related to previously announced targeted actions in our global supply chain by $6 million. In addition, we expect to incur an additional $1 million of project-related costs. We now expect to spend a total of approximately $31 million of cash related to these actions. Certain actions are subject to union negotiations and works counsel consultations, where required. We expect these actions to be completed by the end of fiscal 2022. The remaining expense to be incurred is approximately $30 million, including $2 million of severance expense and $28 million of other costs.

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

We paid $16.6 million of cash related to restructuring actions previously announced in the nine-month period ended February 23, 2020. We paid $40.8 million of cash in the same period of fiscal 2019.

Restructuring and impairment charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019
Cost of sales	$6.6	$0.1	$24.3	$0.3
Restructuring, impairment, and other exit costs	5.8	59.7	12.9	267.7
Total restructuring and impairment charges	12.4	59.8	37.2	268.0
Project-related costs classified in cost of sales	$0.4	$0.1	$1.1	$1.3

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions
Reserve balance as of May 26, 2019	$36.5
Fiscal 2020 charges, including foreign currency translation	(1.3)
Utilized in fiscal 2020	(12.0)
Reserve balance as of Feb. 23, 2020	$23.2

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Feb. 23, 2020	May 26, 2019
Goodwill	$13,950.8	$13,995.8
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,568.8	6,590.8
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	772.2	786.1
Less accumulated amortization	(232.6)	(210.1)
Intangible assets subject to amortization, net	539.6	576.0
Other intangible assets	7,108.4	7,166.8
Total	$21,059.2	$21,162.6

Based on the carrying value of finite-lived intangible assets as of February 23, 2020, annual amortization expense for each of the next five fiscal years is estimated to be approximately $40 million.

The changes in the carrying amount of goodwill in fiscal 2020 were as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 26, 2019	$6,406.5	$5,300.5	$918.8	$700.4	$260.2	$409.4	$13,995.8
Other activity, primarily foreign currency translation	1.9	-	-	(15.4)	(18.5)	(13.0)	(45.0)
Balance as of Feb. 23, 2020	$6,408.4	$5,300.5	$918.8	$685.0	$241.7	$396.4	$13,950.8

The changes in the carrying amount of other intangible assets for the nine-month period ended February 23, 2020, were as follows:

In Millions	Total
Balance as of May 26, 2019	$7,166.8
Other activity, primarily foreign currency translation	(58.4)
Balance as of Feb. 23, 2020	$7,108.4

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

(5) Inventories

The components of inventories were as follows:

In Millions	Feb. 23, 2020	May 26, 2019
Raw materials and packaging	$387.1	$434.9
Finished goods	1,273.7	1,245.9
Grain	90.8	92.0
Excess of FIFO over LIFO cost	(209.5)	(213.5)
Total	$1,542.1	$1,559.3

(6) Leases

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

Our operating leases are reported in our Consolidated Balance Sheet as follows:

In Millions	Classification	Feb. 23, 2020
Right of use assets (a)	Other assets	$395.8
Current lease liabilities	Other current liabilities	109.8
Non-current lease liabilities	Other liabilities	300.8

(a) Net of accumulated amortization

Components of our lease cost are as follows:

		Nine-Month
	Quarter Ended	Period Ended
In Millions	Feb. 23, 2020	Feb. 23, 2020
Operating lease cost	$31.8	$99.8
Variable lease cost	4.0	13.9
Short-term lease cost	4.9	18.5

Rent expense under all operating leases from continuing operations was $184.9 million in fiscal 2019.

Maturities of our operating lease obligations by fiscal year are as follows:

In Millions
Fiscal 2020 (a)	$35.5
Fiscal 2021	117.4
Fiscal 2022	99.0
Fiscal 2023	74.0
Fiscal 2024	56.2
After fiscal 2024	67.9
Total noncancelable future lease obligations	$450.0
Less: Interest	(39.4)
Present value of lease obligations	$410.6

(a) Excludes the nine-month period ended February 23, 2020.

The lease payments presented in the table above exclude $20.8 million of minimum lease payments for operating leases we have committed to but have not yet commenced as of February 23, 2020.

Noncancelable future operating lease commitments as of May 26, 2019, were as follows:

In Millions
Fiscal 2020	$120.0
Fiscal 2021	101.7
Fiscal 2022	85.0
Fiscal 2023	63.8
Fiscal 2024	49.1
After fiscal 2024	63.0
Total noncancelable future lease commitments	$482.6

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

	Feb. 23, 2020
Weighted-average remaining lease term	4.5	years
Weighted-average discount rate	4.0%

Supplemental operating cash flow information and non-cash activity related to our operating leases are as follows:

Nine-Month
Period Ended
In Millions	Feb. 23, 2020
Cash paid for amounts included in the measurement of lease liabilities	$96.0
Right of use assets obtained in exchange for new lease liabilities	48.1

(7) Risk Management Activities

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

Unallocated corporate items for the quarters and nine-month periods ended February 23, 2020, and February 24, 2019, included:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019
Net (loss) gain on mark-to-market valuation of certain commodity positions	$(8.7)	$10.2	$(19.7)	$(26.8)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	4.5	0.8	19.8	(0.7)
Net mark-to-market revaluation of certain grain inventories	(4.4)	(4.5)	(1.1)	(8.9)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(8.6)	$6.5	$(1.0)	$(36.4)

As of February 23, 2020, the net notional value of commodity derivatives was $321.7 million, of which $101.7 million related to energy inputs and $220.0 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

In advance of planned debt financing, subsequent to the end of the third quarter of fiscal 2020, we entered into $300 million of treasury locks due January 13, 2022 with an average fixed rate of 0.85 percent.

During the third quarter of fiscal 2020, we entered into a €600 million interest rate swap to convert our €600 million fixed rate notes due January 15, 2026, to a floating rate.

During the second quarter of fiscal 2020, we entered into a $500 million interest rate swap to convert a portion of our $850 million floating-rate notes due April 16, 2021, to a fixed rate.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of February 23, 2020, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 23, 2020, $1,269.6 million of our total accounts payable were payable to suppliers who utilize these third party services.

(8) Debt

The components of notes payable were as follows:

In Millions	Feb. 23, 2020	May 26, 2019
U.S. commercial paper	$923.4	$1,298.5
Financial institutions	251.2	170.2
Total	$1,174.6	$1,468.7

To ensure availability of funds, we maintain bank credit lines sufficient to cover our outstanding notes payable. Commercial paper is a continuing source of short-term financing. We have commercial paper programs available to us in the United States and Europe. We also have committed, uncommitted, and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 23, 2020:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2022	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.7	0.2
Total committed and uncommitted credit facilities	$3.6	$0.3

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of February 23, 2020.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $13,462.6 million and $12,453.3 million, respectively, as of February 23, 2020. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In the third quarter of fiscal 2020, we issued €600.0 million of 0.45 percent fixed-rate notes due January 15, 2026 and €200.0 million of 0.0 percent fixed-rate notes due November 16, 2020. We used the net proceeds, together with cash on hand, to repay €500.0 million of floating rate notes and €300.0 million of 0.0 percent fixed-rate notes.

In the second quarter of fiscal 2020, we repaid $500.0 million of 2.20 percent fixed-rate notes with proceeds from commercial paper.

In the third quarter of fiscal 2019, we repaid $1,150.0 million of 5.65 percent fixed-rate notes with proceeds from commercial paper.

Certain of our long-term debt agreements contain restrictive covenants. As of February 23, 2020, we were in compliance with all of these covenants.

(9) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of February 23, 2020, the redemption value of the euro-denominated redeemable interest was $538.6 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $141.4 million for the nine-month period ended February 23, 2020, and $150.1 million for the nine-month period ended February 24, 2019.

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

Our noncontrolling interests contain restrictive covenants. As of February 23, 2020, we were in compliance with all of these covenants.

(10) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Feb. 23, 2020					Feb. 24, 2019
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$454.1	$3.2	$6.6			$446.8	$2.5	$8.6
Other comprehensive income (loss):
Foreign currency translation	$(11.7)	$-	(11.7)	(4.7)	(5.6)	$46.1	$-	46.1	0.1	2.5
Other fair value changes:
Hedge derivatives	(7.7)	1.1	(6.6)	-	0.2	(5.9)	(1.0)	(6.9)	-	(0.8)
Reclassification to earnings:
Hedge derivatives (a)	4.7	(0.7)	4.0	-	-	(2.0)	0.7	(1.3)	-	0.1
Amortization of losses and prior service costs (b)	25.4	(5.8)	19.6	-	-	27.3	(6.3)	21.0	-	-
Other comprehensive income (loss)	$10.7	$(5.4)	5.3	(4.7)	(5.4)	$65.5	$(6.6)	58.9	0.1	1.8
Total comprehensive income (loss)			$459.4	$(1.5)	$1.2			$505.7	$2.6	$10.4

(a)Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

	Nine-Month Period Ended					Nine-Month Period Ended
	Feb. 23, 2020					Feb. 24, 2019
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,555.5	$11.7	$16.6			$1,182.5	$10.7	$11.8
Other comprehensive income (loss):
Foreign currency translation	$(7.3)	$-	(7.3)	(9.5)	(11.7)	$5.8	$-	5.8	(9.5)	(16.4)
Other fair value changes:
Hedge derivatives	(16.9)	2.7	(14.2)	-	(1.2)	3.3	(1.3)	2.0	-	(0.5)
Reclassification to earnings:
Securities (a)	-	-	-	-	-	(2.6)	0.6	(2.0)	-	-
Hedge derivatives (b)	4.5	(0.9)	3.6	-	-	(1.0)	0.4	(0.6)	-	0.1
Amortization of losses and prior service costs (c)	76.4	(17.6)	58.8	-	-	81.0	(17.5)	63.5	-	-
Other comprehensive income (loss)	$56.7	$(15.8)	40.9	(9.5)	(12.9)	$86.5	$(17.8)	68.7	(9.5)	(16.8)
Total comprehensive income (loss)			$1,596.4	$2.2	$3.7			$1,251.2	$1.2	$(5.0)

(a)Gain reclassified from AOCI into earnings is reported in interest, net for securities.

(b)Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Feb. 23, 2020	May 26, 2019
Foreign currency translation adjustments	$(747.2)	$(739.9)
Unrealized loss from:
Hedge derivatives	(30.0)	(19.4)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,820.1)	(1,880.5)
Prior service credits	12.8	14.4
Accumulated other comprehensive loss	$(2,584.5)	$(2,625.4)

(11) Stock Plans

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019
Compensation expense related to stock-based payments	$18.2	$21.4	$66.0	$66.0

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2019.

We recognized windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings of $4.1 million for the third quarter of fiscal 2020 and $12.3 million for the nine-month period ended February 23, 2020. We recognized $5.3 million in the third quarter of fiscal 2019 and $12.0 million for the nine-month period ended February 24, 2019.

As of February 23, 2020, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $117.7 million. This expense will be recognized over 23 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month Period Ended
In Millions	Feb. 23, 2020	Feb. 24, 2019
Net cash proceeds	$109.4	$140.7
Intrinsic value of options exercised	$54.0	$66.5

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended
	Feb. 23, 2020		Feb. 24, 2019
Estimated fair values of stock options granted	$7.10		$5.35
Assumptions:
Risk-free interest rate	2.0%		2.9%
Expected term	8.5	years	8.5	years
Expected volatility	17.4%		16.3%
Dividend yield	3.6%		4.3%

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Nine-Month Period Ended
In Millions	Feb. 23, 2020	Feb. 24, 2019
Total grant date fair value	$57.1	$42.4

(12) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Nine-Month Period Ended
In Millions, Except per Share Data	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019
Net earnings attributable to General Mills	$454.1	$446.8	$1,555.5	$1,182.5
Average number of common shares - basic EPS	607.9	600.4	607.1	599.3
Incremental share effect from: (a)
Stock options	2.6	2.2	2.8	3.0
Restricted stock, restricted stock units, and other	2.3	1.9	2.2	1.7
Average number of common shares - diluted EPS	612.8	604.5	612.1	604.0
Earnings per share - basic	$0.75	$0.74	$2.56	$1.97
Earnings per share - diluted	$0.74	$0.74	$2.54	$1.96

(a) Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method.

Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:
	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019
Anti-dilutive stock options, restricted stock units, and performance share units	10.5	14.4	10.4	14.1

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Nine-Month Period Ended
In Millions	Feb. 23, 2020	Feb. 24, 2019
Net cash interest payments	$291.2	$367.8
Net income tax payments	$387.1	$334.5

(14) Retirement and Postemployment Benefits

Components of net periodic benefit (income) expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019
Service cost	$23.3	$23.7	$2.3	$2.4	$2.1	$1.9
Interest cost	57.7	62.0	6.8	8.3	0.7	0.7
Expected return on plan assets	(112.5)	(111.4)	(10.6)	(10.2)	-	-
Amortization of losses (gains)	26.5	27.6	(0.5)	0.2	0.2	0.1
Amortization of prior service costs (credits)	0.4	0.3	(1.3)	(1.3)	0.1	0.1
Other adjustments	-	-	-	-	2.2	1.9
Settlement or curtailment losses	-	0.3	-	-	-	-
Net (income) expense	$(4.6)	$2.5	$(3.3)	$(0.6)	$5.3	$4.7

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019
Service cost	$69.7	$71.1	$7.1	$7.5	$6.3	$5.7
Interest cost	173.0	186.0	20.4	24.8	2.0	2.2
Expected return on plan assets	(337.5)	(334.4)	(31.6)	(30.4)	-	-
Amortization of losses (gains)	79.9	82.6	(1.6)	0.5	0.5	0.2
Amortization of prior service costs (credits)	1.2	1.1	(4.1)	(4.1)	0.5	0.4
Other adjustments	-	-	-	-	6.6	7.5
Settlement or curtailment losses	-	0.3	-	-	-	-
Net (income) expense	$(13.7)	$6.7	$(9.8)	$(1.7)	$15.9	$16.0

(15) Income Taxes

During the first quarter of fiscal 2020, we reorganized certain wholly owned subsidiaries, including the movement of certain assets between legal entities. As a result of these actions, we recorded a $53.1 million decrease to our deferred income tax liabilities, with a corresponding discrete, non-cash reduction to income taxes in the first quarter of fiscal 2020.

In the third quarter of fiscal 2019, we completed our accounting for the tax effects of the Tax Cuts and Jobs Act (TCJA) and recorded a benefit of $7.2 million which included adjustments to the transition tax and the measurement of our net U.S. deferred tax liability.

(16) Contingencies

During the second quarter of fiscal 2020, we received notice from the tax authorities of the State of São Paulo, Brazil regarding our compliance with its state sales tax requirements. As a result, we have been assessed additional state sales taxes, interest, and penalties. We believe that we have meritorious defenses against this claim and will vigorously defend our position. As of February 23, 2020, we are unable to estimate any possible loss and have not recorded a loss contingency for this matter.

(17) Business Segment and Geographic Information

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

Our operating segment results were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019
Net sales:
North America Retail	$2,501.9	$2,518.6	$7,554.1	$7,583.5
Convenience Stores & Foodservice	464.8	472.5	1,423.3	1,450.1
Europe & Australia	421.9	432.7	1,308.9	1,387.2
Asia & Latin America	408.2	427.7	1,177.3	1,257.4
Pet	383.5	346.8	1,140.0	1,025.3
Total	$4,180.3	$4,198.3	$12,603.6	$12,703.5
Operating profit:
North America Retail	$532.0	$581.6	$1,734.4	$1,749.5
Convenience Stores & Foodservice	92.1	96.7	298.4	303.4
Europe & Australia	22.1	24.4	81.1	81.4
Asia & Latin America	8.1	19.5	42.6	49.6
Pet	94.0	73.0	255.7	158.3
Total segment operating profit	$748.3	$795.2	$2,412.2	$2,342.2
Unallocated corporate items	91.7	48.8	274.9	239.3
Divestiture loss	-	35.4	-	35.4
Restructuring, impairment, and other exit costs	5.8	59.7	12.9	267.7
Operating profit	$650.8	$651.3	$2,124.4	$1,799.8

Net sales for our North America Retail operating units were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019
U.S. Meals & Baking	$1,010.6	$1,027.8	$3,005.5	$3,039.9
U.S. Cereal	563.9	566.9	1,725.6	1,695.2
U.S. Snacks	491.0	497.6	1,513.0	1,535.4
U.S. Yogurt and Other	219.1	221.3	657.3	668.5
Canada	217.3	205.0	652.7	644.5
Total	$2,501.9	$2,518.6	$7,554.1	$7,583.5

Net sales by class of similar products were as follows:
	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 23, 2020	Feb. 24, 2019	Feb. 23, 2020	Feb. 24, 2019
Snacks	$840.4	$849.0	$2,547.7	$2,594.4
Cereal	674.5	668.7	2,048.1	2,000.9
Convenient meals	706.0	695.4	1,961.2	1,953.2
Yogurt	499.8	515.9	1,510.1	1,568.4
Dough	440.6	435.4	1,309.6	1,289.1
Baking mixes and ingredients	394.6	416.3	1,211.6	1,298.2
Pet	383.5	346.8	1,140.0	1,025.3
Super-premium ice cream	131.5	156.9	551.3	607.0
Other	109.4	113.9	324.0	367.0
Total	$4,180.3	$4,198.3	$12,603.6	$12,703.5

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

The impact that the recent COVID-19 outbreak will have on our consolidated results of operations is uncertain. We expect a COVID-19-related decrease in consumer traffic in away-from-home food outlets across all our major markets to negatively impact our net sales to customers in those channels for at least the remainder of fiscal 2020. We have also seen increased orders from retail customers in North America and Europe subsequent to the end of the third quarter of fiscal 2020 in response to increased consumer demand for food at home. Near-term elevated retail customer orders may unwind in the coming months, and we are unable to predict the nature and timing of when that impact may occur, if at all. We will continue to evaluate the nature and extent of the impact to our business and consolidated results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter Results

In the third quarter of fiscal 2020, net sales and organic net sales essentially matched the same period last year. Operating profit margin of 15.6 percent increased 10 basis points, primarily driven by a decrease in restructuring expense in the third quarter of fiscal 2020 and the divestiture loss recorded in the third quarter of fiscal 2019, partially offset by higher selling, general, and administrative (SG&A) expenses in the third quarter of fiscal 2020. Adjusted operating profit margin decreased 130 basis points to 16.1 percent compared to the same period last year, primarily driven by higher SG&A expenses. Diluted earnings per share of $0.74 essentially matched the third quarter of fiscal 2019. Adjusted diluted earnings per share of $0.77 decreased 6 percent on a constant-currency basis compared to the third quarter last year. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

A summary of our consolidated financial results for the third quarter of fiscal 2020 follows:

Quarter Ended Feb. 23, 2020	In millions, except per share	Quarter Ended Feb. 23, 2020 vs. Feb. 24, 2019	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$4,180.3	Flat
Operating profit	650.8	Flat	15.6%
Net earnings attributable to General Mills	454.1	2%
Diluted earnings per share	$0.74	Flat
Organic net sales growth rate (a)		Flat
Adjusted operating profit (a)	675.1	(7)%	16.1%	(8)%
Adjusted diluted earnings per share (a)	$0.77	(7)%		(6)%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Quarter Ended
	Feb. 23, 2020	Feb. 23, 2020 vs Feb. 24, 2019		Feb. 24, 2019
Net sales (in millions)	$4,180.3	Flat		$4,198.3
Contributions from volume growth (a)		(1)	pt
Net price realization and mix		1	pt
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Net sales in the third quarter of fiscal 2020 essentially matched the same period in fiscal 2019.

Components of organic net sales growth are shown in the following table:

Quarter Ended Feb. 23, 2020 vs.
Quarter Ended Feb. 24, 2019
Contributions from organic volume growth (a)	Flat
Organic net price realization and mix	1 pt
Organic net sales growth	Flat
Foreign currency exchange	Flat
Divestitures	Flat
Net sales growth	Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales in the third quarter of fiscal 2020 essentially matched the same period in fiscal 2019.

Cost of sales increased $22 million from the third quarter of fiscal 2019 to $2,777 million. The increase included a $19 million increase attributable to product rate and mix and a $19 million decrease due to lower volume. We recorded a $9 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2020 compared to a net decrease of $6 million in the third quarter of fiscal 2019. In addition, we recorded $7 million of restructuring charges in cost of sales in the third quarter of fiscal 2020 (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses increased $50 million to $747 million in the third quarter of fiscal 2020 compared to the same period in fiscal 2019, primarily reflecting increased media and advertising expenses and increased administrative expenses. SG&A expenses as a percent of net sales in the third quarter of fiscal 2020 increased 130 basis points compared to the third quarter of fiscal 2019.

Divestiture loss totaled $35 million in the third quarter of fiscal 2019 from the sale of our La Salteña fresh pasta and refrigerated dough business in Argentina.

Restructuring, impairment, and other exit costs totaled $6 million in the third quarter of fiscal 2020 related to actions previously announced. In the third quarter of fiscal 2019, we recorded $60 million of restructuring charges primarily related to actions to drive efficiencies in targeted areas of our global supply chain.

Benefit plan non-service income totaled $30 million in the third quarter of fiscal 2020 compared to $21 million in the same period last year, primarily reflecting lower interest costs.

Interest, net for the third quarter of fiscal 2020 totaled $110 million, down $21 million from the third quarter of fiscal 2019, primarily driven by lower average debt balances and lower rates.

The effective tax rate for the third quarter of fiscal 2020 was 20.7 percent compared to 17.7 percent for the third quarter of fiscal 2019. The 3.0 percentage point increase was primarily due to certain discrete tax benefits in fiscal 2019, partially offset by changes in earnings mix by jurisdiction in fiscal 2020. Our adjusted effective tax rate was 21.0 percent in the third quarter of fiscal 2020 compared to 19.9 percent in the third quarter of fiscal 2019 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures for the third quarter of fiscal 2020 decreased to $11 million compared to $12 million in the same period in fiscal 2019. On a constant-currency basis, after-tax earnings from joint ventures decreased 5 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Feb. 23, 2020 vs.
Quarter Ended Feb. 24, 2019	CPW (a)		HDJ (b)		Total
Contributions from volume growth (c)	(1)	pt	(10)	pts
Net price realization and mix	2	pts	5	pts
Net sales growth in constant currency	1	pt	(5)	pts	Flat
Foreign currency exchange	(1)	pt	1	pt	Flat
Net sales growth	Flat		(4)	pts	(1)	pt
Note: Table may not foot due to rounding.
(a) Cereal Partners Worldwide (CPW)
(b) Häagen-Dazs Japan, Inc. (HDJ)
(c) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 8 million in the third quarter of fiscal 2020 from the same period a year ago due to option exercises.

Nine-Month Results

In the nine-month period ended February 23, 2020, net sales decreased 1 percent compared to the same period last year. Organic net sales in the nine-month period ended February 23, 2020, essentially matched the same period last year. Operating profit margin of 16.9 percent increased 270 basis points from year-ago levels, primarily driven by restructuring charges and impairment charges recorded for certain intangible and manufacturing assets in the nine-month period ended February 24, 2019, favorable net price realization and mix, and the purchase accounting inventory adjustment in the first quarter of fiscal 2019 related to our acquisition of Blue Buffalo Products, Inc. (Blue Buffalo), partially offset by higher input costs and higher SG&A expenses. Adjusted operating profit margin increased 40 basis points to 17.2 percent, primarily driven by favorable net price realization and mix and the purchase accounting inventory adjustment in the first quarter of fiscal 2019 related to our acquisition of Blue Buffalo, partially offset by higher input costs and higher SG&A expenses. Diluted earnings per share of $2.54 increased 30 percent in the nine-month period ended February 23, 2020, and adjusted diluted earnings per share of $2.51 increased 5 percent on a constant-currency basis compared to the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the nine-month period ended February 23, 2020, follows:

Nine-Month Period Ended Feb. 23, 2020	In millions, except per share	Nine-Month Period Ended Feb. 23, 2020 vs. Feb. 24, 2019	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$12,603.6	(1)%
Operating profit	2,124.4	18%	16.9%
Net earnings attributable to General Mills	1,555.5	32%
Diluted earnings per share	$2.54	30%
Organic net sales growth rate (a)		Flat
Adjusted operating profit (a)	2,170.3	2%	17.2%	2%
Adjusted diluted earnings per share (a)	$2.51	5%		5%
Note: Table may not foot due to rounding
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Nine-Month Period Ended
	Feb. 23, 2020	Feb. 23, 2020 vs Feb. 24, 2019		Feb. 24, 2019
Net sales (in millions)	$12,603.6	(1)%		$12,703.5
Contributions from volume growth (a)		(1)	pt
Net price realization and mix		1	pt
Foreign currency exchange		(1)	pt
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

The 1 percent decrease in net sales for the nine-month period ended February 23, 2020, reflects lower contributions from volume growth and unfavorable foreign currency exchange, partially offset by favorable net price realization and mix.

Components of organic net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 23, 2020 vs.
Nine-Month Period Ended Feb. 24, 2019
Contributions from organic volume growth (a)	(1)pt
Organic net price realization and mix	1 pt
Organic net sales growth	Flat
Foreign currency exchange	(1)pt
Divestitures	Flat
Net sales growth	(1)pt
Note: Table may not foot due to rounding

(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales in the nine-month period ended February 23, 2020, essentially matched the same period last year as favorable organic net price realization and mix was offset by lower contributions from organic volume growth.

Cost of sales decreased $166 million from the nine-month period ended February 24, 2019, to $8,242 million. The decrease was driven by a $122 million decrease due to lower volume, partially offset by a $20 million increase attributable to product rate and mix. We recorded a $53 million charge in the nine-month period ended February 24, 2019, related to the fair value adjustment of inventory acquired in the Blue Buffalo acquisition. We recorded a $1 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 23, 2020, compared to a net increase of $36 million in the nine-month period ended February 24, 2019. In addition, we recorded $24 million of restructuring charges in cost of sales in the nine-month period ended February 23, 2020 (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses totaled $2,224 million in the nine-month period ended February 23, 2020, compared to $2,193 million in the same period in fiscal 2019. The increase in SG&A expenses primarily reflects higher media and advertising expenses and increased administrative expenses, partially offset by lower other consumer-related expenses. SG&A expenses as a percent of net sales in the nine-month period ended February 23, 2020, increased 30 basis points compared with the same period of fiscal 2019.

Divestiture loss totaled $35 million in the nine-month period ended February 24, 2019, from the sale of our La Salteña fresh pasta and refrigerated dough business in Argentina.

Restructuring, impairment, and other exit costs totaled $13 million in the nine-month period ended February 23, 2020, compared to $268 million in the same period last year. In the nine-month period ended February 24, 2019, we recorded impairment charges of $193 million related to certain brand intangible assets. In addition, we recorded restructuring charges of $59 million related to actions to drive efficiencies in targeted areas of our global supply chain and a $14 million charge related to the impairment of certain manufacturing assets within the North America Retail segment in the nine-month period ended February 24, 2019.

Benefit plan non-service income totaled $91 million in the nine-month period ended February 23, 2020, compared to $63 million in the same period last year, primarily reflecting lower interest costs.

Interest, net for the nine-month period ended February 23, 2020, decreased $49 million to $348 million compared to the same period of fiscal 2019, primarily driven by lower average debt balances and lower rates.

The effective tax rate for the nine-month period ended February 23, 2020, was 18.3 percent compared to 21.4 percent for the same period last year. The 3.1 percentage point decrease was primarily due to the net benefit related to the reorganization of certain wholly owned subsidiaries in fiscal 2020 and changes in earnings mix by jurisdiction, partially offset by certain discrete tax benefits in fiscal 2019. Our adjusted effective tax rate was 21.3 percent in the nine-month period ended February 23, 2020, compared to 22.2 percent in the same period of fiscal 2019 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures increased to $58 million for the nine-month period ended February 23, 2020 compared to $52 million in the same period in fiscal 2019, primarily driven by our share of lower after-tax restructuring charges at CPW compared to the same period in fiscal 2019. On a constant-currency basis, after-tax earnings from joint ventures increased 11 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 23, 2020 vs.
Nine-Month Period Ended Feb. 24, 2019	CPW		HDJ		Total
Contributions from volume growth (a)	(1)	pt	(7)	pts
Net price realization and mix	3	pts	5	pts
Net sales growth in constant currency	1	pt	(2)	pts	1	pt
Foreign currency exchange	(2)	pts	3	pts	(1)	pt
Net sales growth	(1)	pt	1	pt	Flat
Note: Table may not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 8 million in the nine-month period ended February 23, 2020, from the same period a year ago due to option exercises.

SEGMENT OPERATING RESULTS

Our businesses are organized into five operating segments: North America Retail; Convenience Stores & Foodservice; Europe & Australia; Asia & Latin America; and Pet. We are reporting the Pet operating segment results on a one-month lag. Please refer to Note 17 of the Consolidated Financial Statements in Part I, Item 1 of this report for a description of our operating segments.

North America Retail Segment Results

North America Retail net sales were as follows:

	Quarter Ended			Nine-Month Period Ended
	Feb. 23, 2020	Feb. 23, 2020 vs Feb. 24, 2019	Feb. 24, 2019	Feb. 23, 2020	Feb. 23, 2020 vs Feb. 24, 2019	Feb. 24, 2019
Net sales (in millions)	$2,501.9	(1)%	$2,518.6	$7,554.1	Flat	$7,583.5
Contributions from volume growth (a)		Flat			Flat
Net price realization and mix		(1) pt			Flat
Foreign currency exchange		Flat			Flat

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

North America Retail net sales decreased 1 percent in the third quarter of fiscal 2020 compared to the same period in fiscal 2019, driven by unfavorable net price realization and mix.

North America Retail net sales in the nine-month period ended February 23, 2020, essentially matched the same period in fiscal 2019.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 23, 2020		Feb. 23, 2020
Contributions from organic volume growth (a)	Flat		Flat
Organic net price realization and mix	(1)	pt	Flat
Organic net sales growth	(1)	pt	Flat
Foreign currency exchange	Flat		Flat
Net sales growth	(1)	pt	Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales decreased 1 percent in the third quarter of fiscal 2020 compared to the same period in fiscal 2019, driven by unfavorable organic net price realization and mix.

North America Retail organic net sales in the nine-month period ended February 23, 2020, essentially matched the same period in fiscal 2019.

North America Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 23, 2020	Feb. 23, 2020
U.S. Meals & Baking	(2)%	(1)%
U.S. Snacks	(1)	(1)
U.S. Cereal	(1)	2
U.S. Yogurt and Other	(1)	(2)
Canada (a)	6	1
Total	(1)%	Flat

(a)On a constant-currency basis, Canada net sales increased 5 percent for the third quarter of fiscal 2020 and increased 2 percent for the nine-month period ended February 23, 2020, compared to the same periods in fiscal 2019. See the "Non-GAAP Measures" section below for our use of this measure not defined by GAAP.

Segment operating profit decreased 9 percent to $532 million in the third quarter of fiscal 2020 compared to $582 million in the same period in fiscal 2019, primarily driven by higher media expense, unfavorable net price realization and mix, and higher input costs. Segment operating profit decreased 9 percent on a constant-currency basis in the third quarter of fiscal 2020 compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 1 percent to $1,734 million in the nine-month period ended February 23, 2020, compared to $1,750 million in the same period in fiscal 2019, primarily driven by higher SG&A expenses. Segment operating profit decreased 1 percent on a constant-currency basis in the nine-month period ended February 23, 2020, compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

		Quarter Ended			Nine-Month Period Ended
	Feb. 23, 2020	Feb. 23, 2020 vs Feb. 24, 2019		Feb. 24, 2019	Feb. 23, 2020	Feb. 23, 2020 vs Feb. 24, 2019	Feb. 24, 2019
Net sales (in millions)	$464.8	(2)%		$472.5	$1,423.3	(2)%	$1,450.1
Contributions from volume growth (a)		(2)	pts			(2) pts
Net price realization and mix		1	pt			Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales decreased 2 percent in the third quarter of fiscal 2020 compared to the same period in fiscal 2019, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix.

Convenience Stores & Foodservice net sales decreased 2 percent in the nine-month period ended February 23, 2020, compared to the same period in fiscal 2019, driven by a decrease in contributions from volume growth.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 23, 2020	Feb. 23, 2020
Contributions from organic volume growth (a)	(2)pts	(2)pts
Organic net price realization and mix	1 pt	Flat
Organic net sales growth	(2)pts	(2)pts
Net sales growth	(2)pts	(2)pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Segment operating profit decreased 5 percent to $92 million in the third quarter of fiscal 2020 compared to $97 million in the same period in fiscal 2019, primarily driven by higher input costs.

Segment operating profit decreased 2 percent to $298 million in the nine-month period ended February 23, 2020, compared to $303 million in the same period of fiscal 2019, primarily driven by a decrease in contributions from volume growth.

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

		Quarter Ended		Nine-Month Period Ended
	Feb. 23, 2020	Feb. 23, 2020 vs. Feb. 24, 2019	Feb. 24, 2019	Feb. 23, 2020	Feb. 23, 2020 vs. Feb. 24, 2019		Feb. 24, 2019
Net sales (in millions)	$421.9	(2)%	$432.7	$1,308.9	(6)%		$1,387.2
Contributions from volume growth (a)		(1) pt			(4)	pts
Net price realization and mix		Flat			1	pt
Foreign currency exchange		(1) pt			(3)	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Europe & Australia net sales decreased 2 percent in the third quarter of fiscal 2020 compared to the same period in fiscal 2019, driven by a decrease in contributions from volume growth and unfavorable foreign currency exchange.

Europe & Australia net sales decreased 6 percent in the nine-month period ended February 23, 2020, compared to the same period in fiscal 2019, driven by a decrease in contributions from volume growth and unfavorable foreign currency exchange, partially offset by favorable net price realization and mix.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 23, 2020		Feb. 23, 2020
Contributions from organic volume growth (a)	(1)	pt	(4)	pts
Organic net price realization and mix	Flat		1	pt
Organic net sales growth	(1)	pt	(3)	pts
Foreign currency exchange	(1)	pt	(3)	pts
Net sales growth	(2)	pts	(6)	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Europe & Australia organic net sales decreased 1 percent in the third quarter of fiscal 2020 compared to the same period in fiscal 2019, driven by a decrease in contributions from organic volume growth.

Europe & Australia organic net sales decreased 3 percent in the nine-month period ended February 23, 2020, compared to the same period in fiscal 2019, driven by a decrease in contributions from organic volume growth partially offset by favorable organic net price realization and mix.

Segment operating profit decreased to $22 million in the third quarter of fiscal 2020 from $24 million in the same period in fiscal 2019, driven by higher input costs, partially offset by lower SG&A expenses. Segment operating profit decreased 11 percent on a constant-currency basis in the third quarter of fiscal 2020 compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit of $81 million in the nine-month period ended February 23, 2020, essentially matched the same period in fiscal 2019, as lower SG&A expenses and favorable net price realization and mix were offset by a decrease in contributions from volume growth and higher input costs. Segment operating profit increased 3 percent on a constant-currency basis in the nine-month period ended February 23, 2020, compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

		Quarter Ended		Nine-Month Period Ended
	Feb. 23, 2020	Feb. 23, 2020 vs. Feb. 24, 2019	Feb. 24, 2019	Feb. 23, 2020	Feb. 23, 2020 vs. Feb. 24, 2019		Feb. 24, 2019
Net sales (in millions)	$408.2	(5)%	$427.7	$1,177.3	(6)%		$1,257.4
Contributions from volume growth (a)		(2) pts			(6)	pts
Net price realization and mix		Flat			2	pts
Foreign currency exchange		(3) pts			(2)	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales decreased 5 percent in the third quarter of fiscal 2020 compared to the same period in fiscal 2019, driven by unfavorable foreign currency exchange and a decrease in contributions from volume growth. The decrease in net sales included declines in ice cream net sales resulting from lower consumer traffic at Häagen-Dazs shops and foodservice outlets due to the impact of COVID-19 in Asia.

Asia & Latin America net sales decreased 6 percent in the nine-month period ended February 23, 2020, compared to the same period in fiscal 2019, driven by a decrease in contributions from volume growth and unfavorable foreign currency exchange, partially offset by favorable net price realization and mix.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 23, 2020		Feb. 23, 2020
Contributions from organic volume growth (a)	1	pt	(1)	pt
Organic net price realization and mix	(1)	pt	1	pt
Organic net sales growth	Flat		(1)	pt
Foreign currency exchange	(3)	pts	(2)	pts
Divestitures (b)	(2)	pts	(4)	pts
Net sales growth	(5)	pts	(6)	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

(b)Impact of the divestiture of our La Salteña business in Argentina and our Yoplait business in China.

Asia & Latin America organic net sales were flat in the third quarter of fiscal 2020 compared to the same period in fiscal 2019, as an increase in contributions from organic volume growth was offset by unfavorable net price realization and mix.

Asia & Latin America organic net sales decreased 1 percent in the nine-month period ended February 23, 2020, compared to the same period in fiscal 2019, driven by a decrease in contributions from organic volume growth, partially offset by favorable organic net price realization and mix.

Segment operating profit decreased to $8 million in the third quarter of fiscal 2020 from $20 million in the same period in fiscal 2019, including declines in ice cream net sales resulting from lower consumer traffic at Häagen-Dazs shops and foodservice outlets due to the impact of COVID-19 in Asia and higher SG&A expenses. Segment operating profit decreased 64 percent on a constant-currency basis in the third quarter of fiscal 2020 compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased to $43 million in the nine-month period ended February 23, 2020, from $50 million in the same period in fiscal 2019, primarily driven by higher input costs and a decrease in contributions from volume growth, partially offset by favorable net price realization and mix and lower SG&A expenses. Segment operating profit decreased 13 percent on a constant-currency basis in the nine-month period ended February 23, 2020, compared to the same period in fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

We expect the COVID-19 outbreak to continue to result in reduced consumer traffic at Häagen-Dazs shops and foodservice outlets during the fourth quarter of fiscal 2020.

Pet Segment Results

Pet net sales were as follows:

		Quarter Ended				Nine-Month Period Ended
	Feb. 23, 2020	Feb. 23, 2020 vs Feb. 24, 2019		Feb. 24, 2019	Feb. 23, 2020	Nov. 24, 2019 vs Nov. 25, 2018		Feb. 24, 2019
Net sales (in millions)	$383.5	11%		$346.8	$1,140.0	11%		$1,025.3
Contributions from volume growth (a)		6	pts			6	pts
Net price realization and mix		5	pts			5	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Pet net sales increased 11 percent in the quarter and nine-month periods ended February 23, 2020, compared to the same periods in fiscal 2019, driven by increased contributions from volume growth and favorable net price realization and mix.

The components of Pet organic net sales growth are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 23, 2020	Feb. 23, 2020
Contributions from organic volume growth (a)	6 pts	6 pts
Organic net price realization and mix	5 pts	5 pts
Organic net sales growth	11 pts	11 pts
Net sales growth	11 pts	11 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 29 percent to $94 million in the third quarter of fiscal 2020 compared to $73 million in the same period in fiscal 2019, primarily driven by favorable net price realization and mix and an increase in contributions from volume growth.

Segment operating profit increased 62 percent to $256 million in the nine-month period ended February 23, 2020, compared to $158 million in the same period of fiscal 2019, primarily driven by a $53 million purchase accounting adjustment related to inventory acquired in the first quarter of fiscal 2019, favorable net price realization and mix, and an increase in contributions from volume growth, partially offset by higher media and advertising expenses.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $92 million in the third quarter of fiscal 2020 compared to $49 million in the same period in fiscal 2019. We recorded $7 million of restructuring charges in cost of sales in the third quarter of fiscal 2020. We recorded a $9 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2020 compared to a $6 million net decrease in expense in the same period last year. We recorded $3 million of losses related to certain investment valuation adjustments in the third quarter of fiscal 2020. During the third quarter of fiscal 2019, we recorded a $16 million legal recovery related to our Yoplait SAS subsidiary. We also recorded $6 million of integration costs in the third quarter of fiscal 2019 related to the acquisition of Blue Buffalo.

Unallocated corporate expense totaled $275 million in the nine-month period ended February 23, 2020, compared to $239 million in the same period last year. In the nine-month period ended February 23, 2020, we recorded $24 million of restructuring charges in cost of sales. We recorded a $1 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 23, 2020, compared to a $36 million net increase in expense in the same period last year. We recorded $7 million of net losses related to certain investment valuation adjustments and the loss on sale of certain corporate investments in the nine-month period ended February 23, 2020, compared to $13 million of gains in the same period last year. In addition, we recorded $21 million of integration costs related to the acquisition of Blue Buffalo, a $3 million loss related to the impact of hyperinflationary accounting for our Argentina subsidiary, and a $16 million legal recovery related to our Yoplait SAS subsidiary in the nine-month period ended February 24, 2019.

LIQUIDITY

During the nine-month period ended February 23, 2020, cash provided by operations was $2,160 million compared to $2,028 million in the same period last year. The $132 million increase was primarily driven by a $379 million increase in net earnings and a $55 million change in current assets and liabilities, partially offset by a $207 million change in non-cash restructuring, impairment, and other exit costs primarily driven by impairment charges recorded for certain intangible and manufacturing assets in the nine-month period ended February 24, 2019. The $55 million change in current assets and liabilities included a $62 million change in other current liabilities and a $42 million change in the timing of accounts payable, partially offset by a $78 million change in inventories.

Cash used by investing activities during the nine-month period ended February 23, 2020, was $305 million compared to $408 million for the same period in fiscal 2019. Investments of $269 million in land, buildings, and equipment in the nine-month period ended February 23, 2020, decreased by $98 million compared to the same period a year ago.

Cash used by financing activities during the nine-month period ended February 23, 2020, was $1,691 million compared to $1,458 million in the same period in fiscal 2019. We had $812 million of net debt repayments in the nine-month period ended February 23, 2020, compared to $724 million of net debt repayments in the same period a year ago. Sodiaal International (Sodiaal) made an additional investment of $56 million in our Yoplait SAS subsidiary during the nine-month period ended February 24, 2019. We paid $895 million of dividends in the nine-month period ended February 23, 2020, compared to $884 million in the same period last year. Additionally, we paid $70 million in distributions to noncontrolling and redeemable interest holders in the nine-month period ended February 23, 2020, compared to $34 million in the same period last year.

As of February 23, 2020, we had $572 million of cash and cash equivalents held in foreign jurisdictions. As a result of the Tax Cuts and Jobs Act (TCJA), the historic undistributed earnings of our foreign subsidiaries were taxed in the U.S. via the one-time repatriation tax in fiscal 2018. We have re-evaluated our permanent reinvestment assertion and have concluded that although earnings prior to fiscal 2018 will remain permanently reinvested, we will no longer make a permanent reinvestment assertion beginning with our fiscal 2018 earnings. We record local country withholding taxes on our international earnings, as applicable. As a result of the transition tax, we may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Feb. 23, 2020	May 26, 2019
Notes payable	$1,174.6	$1,468.7
Current portion of long-term debt	863.7	1,396.5
Long-term debt	11,589.6	11,624.8
Total debt	13,627.9	14,490.0
Redeemable interest	538.6	551.7
Noncontrolling interests	285.0	313.2
Stockholders' equity	7,575.1	7,054.5
Total capital	$22,026.6	$22,409.4

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 23, 2020:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2022	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.7	0.2
Total committed and uncommitted credit facilities	$3.6	$0.3

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of February 23, 2020, the redemption value of the redeemable interest was $539 million, which approximates its fair value.

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

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of February 23, 2020, we were in compliance with all of these covenants.

In the third quarter of fiscal 2020, we issued €600 million of 0.45 percent fixed-rate notes due January 15, 2026 and €200 million of 0.0 fixed-rate notes due November 16, 2020. We used the net proceeds, together with cash on hand, to repay €500 million of floating rate notes and €300 million of 0.0 percent fixed-rate notes.

We have $864 million of long-term debt maturing in the next 12 months that is classified as current, including $100 million of 6.61 percent fixed-rate medium-term notes due for remarketing in October 2020, €500 million of 2.1 percent notes due November 2020, €200 million of 0.0 percent notes due November 2020 and $4 million of floating-rate medium term notes due for remarketing in November 2020. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the third quarter of fiscal 2020.

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

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for promotional expenditures, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of February 23, 2020, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (FASB) issued new accounting requirements related to income taxes. The new standard simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the recognition of deferred tax liabilities for outside basis differences, and the methodology for calculating income taxes in interim periods. The new standard also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies accounting for transactions that result in a step-up in the tax basis of goodwill. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2020, and interim periods within those annual periods, which for us is the first quarter of fiscal 2022. Early adoption is permitted. We are in the process of analyzing the impact of this standard on our results of operations and financial position.

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

Our adjusted operating profit margins are calculated as follows:

	Quarter Ended
	Feb. 23, 2020		Feb. 24, 2019
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$650.8	15.6%	$651.3	15.5%
Mark-to-market effects (a)	8.6	0.2%	(6.5)	(0.1)%
Restructuring charges (b)	12.4	0.3%	58.6	1.4%
Project-related costs (b)	0.4	-%	0.1	-%
Asset impairments (b)	-	-%	1.2	-%
Investment activity, net (c)	3.0	0.1%	-	-%
Acquisition integration costs (d)	-	-%	5.8	0.1%
Divestiture loss (e)	-	-%	35.4	0.9%
Legal recovery (f)	-	-%	(16.2)	(0.4)%
Adjusted operating profit	$675.1	16.1%	$729.7	17.4%

	Nine-Month Period Ended
	Feb. 23, 2020		Feb. 24, 2019
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$2,124.4	16.9%	$1,799.8	14.2%
Mark-to-market effects (a)	1.0	-%	36.4	0.3%
Restructuring charges (b)	37.2	0.3%	61.0	0.5%
Project-related costs (b)	1.1	-%	1.3	-%
Asset impairments (b)	-	-%	207.0	1.6%
Investment activity, net (c)	6.7	0.1%	(13.0)	(0.1)%
Acquisition integration costs (d)	-	-%	21.3	0.1%
Divestiture loss (e)	-	-%	35.4	0.3%
Legal recovery (f)	-	-%	(16.2)	(0.1)%
Hyperinflationary accounting (g)	-	-%	3.2	-%
Adjusted operating profit	$2,170.3	17.2%	$2,136.2	16.8%

Note: Tables may not foot due to rounding.

(a)See Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)Valuation adjustments and the loss on sale of certain corporate investments.

(d)Integration costs resulting from the acquisition of Blue Buffalo in fiscal 2018.

(e)See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(f)Represents a legal recovery related to our Yoplait SAS subsidiary.

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Quarter Ended			Nine-Month Period Ended
	Feb. 23, 2020	Feb. 24, 2019	Change	Feb. 23, 2020	Feb. 24, 2019	Change
Operating profit as reported	$650.8	$651.3	Flat	$2,124.4	$1,799.8	18%
Mark-to-market effects (a)	8.6	(6.5)		1.0	36.4
Restructuring charges (b)	12.4	58.6		37.2	61.0
Project-related costs (b)	0.4	0.1		1.1	1.3
Asset impairments (b)	-	1.2		-	207.0
Investment activity, net (c)	3.0	-		6.7	(13.0)
Acquisition integration costs (d)	-	5.8		-	21.3
Divestiture loss (e)	-	35.4		-	35.4
Legal recovery (f)	-	(16.2)		-	(16.2)
Hyperinflationary accounting (g)	-	-		-	3.2
Adjusted operating profit	$675.1	$729.7	(7)%	$2,170.3	$2,136.2	2%
Foreign currency exchange impact			Flat			Flat
Adjusted operating profit growth, on a constant-currency basis			(8)%			2%

Note: Table may not foot due to rounding.

(a)See Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)Valuation adjustments and the loss on sale of certain corporate investments.

(d)Integration costs resulting from the acquisition of Blue Buffalo in fiscal 2018.

(e)See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(f)Represents a legal recovery related to our Yoplait SAS subsidiary.

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

The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rate follows:

	Quarter Ended			Nine-Month Period Ended
Per Share Data	Feb. 23, 2020	Feb. 24, 2019	Change	Feb. 23, 2020	Feb. 24, 2019	Change
Diluted earnings per share, as reported	$0.74	$0.74	Flat	$2.54	$1.96	30%
Tax items (a)	-	(0.01)		(0.09)	(0.01)
Mark-to-market effects (b)	0.01	(0.01)		-	0.05
Restructuring charges (c)	0.02	0.08		0.05	0.08
Asset impairments (c)	-	-		-	0.26
Investment activity, net (d)	-	-		-	(0.01)
CPW restructuring charges (e)	0.01	-		0.01	0.01
Acquisition integration costs (f)	-	0.01		-	0.03
Divestiture loss (g)	-	0.03		-	0.03
Legal recovery (h)	-	(0.01)		-	(0.01)
Adjusted diluted earnings per share	$0.77	$0.83	(7)%	$2.51	$2.39	5%
Foreign currency exchange impact			(1) pt			Flat
Adjusted diluted earnings per share growth, on a constant-currency basis			(6)%			5%

Note: Table may not foot due to rounding.

(a)See Note 15 to the Consolidated Financial Statement in Part I, Item 1 of this report.

(b)See Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d)Valuation adjustments and the loss on sale of certain corporate investments.

(e)The CPW restructuring charges are related to initiatives designed to improve profitability and growth that were approved in fiscal 2018 and 2019.

(f)Integration costs resulting from the acquisition of Blue Buffalo in fiscal 2018.

(g)See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(h)Represents a legal recovery related to our Yoplait SAS subsidiary.

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

After-tax earnings from joint ventures growth rate on a constant-currency basis is calculated as follows:

	Percentage Change in After-Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange		Percentage Change in After-Tax Earnings from Joint Ventures on Constant-Currency Basis
Quarter Ended Feb. 23, 2020	(8)%	(3)	pts	(5)%
Nine-Month Period Ended Feb. 23, 2020	11%	(1)	pt	11%
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

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Feb. 23, 2020	6%	1	pt	5%
Nine-Month Period Ended Feb. 23, 2020	1%	Flat		2%
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

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Feb. 23, 2020
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(9)%	Flat		(9)%
Europe & Australia	(9)%	1	pt	(11)%
Asia & Latin America	(58)%	5	pts	(64)%

	Nine-Month Period Ended Feb. 23, 2020
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(1)%	Flat		(1)%
Europe & Australia	Flat	(3)	pts	3%
Asia & Latin America	(14)%	(1)	pt	(13)%
Note: Tables may not foot due to rounding.

Adjusted Effective Income Tax Rate

We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 23, 2020		Feb. 24, 2019		Feb. 23, 2020		Feb. 24, 2019
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$571.3	$118.2	$541.9	$95.8	$1,867.2	$340.9	$1,466.1	$313.1
Tax items (b)	-	-	-	7.2	-	53.1	-	7.2
Mark-to-market effects (c)	8.6	1.9	(6.5)	(1.5)	1.0	0.2	36.4	8.4
Restructuring charges (d)	12.4	3.7	58.6	12.3	37.2	8.0	61.0	12.5
Project-related costs (d)	0.4	0.1	0.1	-	1.1	0.2	1.3	0.3
Asset impairments (d)	-	-	1.2	0.3	-	-	207.0	47.7
Investment activity, net (e)	3.0	0.7	-	-	6.7	5.1	(13.0)	(3.0)
Acquisition integration costs (f)	-	-	5.8	1.3	-	-	21.3	4.9
Divestiture loss (g)	-	-	35.4	13.6	-	-	35.4	13.6
Legal recovery (h)	-	-	(16.2)	(5.4)	-	-	(16.2)	(5.4)
Hyperinflationary accounting (i)	-	-	-	-	-	-	3.2	-
As adjusted	$595.6	$124.8	$620.3	$123.6	$1,913.1	$407.6	$1,802.5	$399.3
Effective tax rate:
As reported		20.7%		17.7%		18.3%		21.4%
As adjusted		21.0%		19.9%		21.3%		22.2%
Sum of adjustment to income taxes		$6.4		$27.8		$66.6		$86.2
Average number of common shares - diluted EPS		612.8		604.5		612.1		604.0
Impact of income tax adjustments on adjusted diluted EPS		$0.01		$0.04		$0.11		$0.14

Note: Table may not foot due to rounding.

(a)Earnings before income taxes and after-tax earnings from joint ventures.

(b)See Note 15 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c)See Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d)See Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(e)Valuation adjustments and the loss on sale of certain corporate investments.

(f)Integration costs resulting from the acquisition of Blue Buffalo in fiscal 2018.

(g)See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(h)Represents a legal recovery related to our Yoplait SAS subsidiary.

(i)Represents the impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in the third quarter of fiscal 2019.

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

Our future results could be affected by a variety of factors, such as: the impact of the COVID-19 outbreak on our business, suppliers, consumers, customers, and employees; disruptions or inefficiencies in the supply chain, including any impact of the COVID-19 outbreak; competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, tax rates, or the availability of capital; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets, including our acquisition of Blue Buffalo and issues in the integration of Blue Buffalo and retention of key management and employees; unfavorable reaction to our acquisition of Blue Buffalo by customers, competitors, suppliers, and employees; changes in capital structure; changes in the legal and regulatory environment, including tax legislation, labeling and advertising regulations, and litigation; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in consumer demand for our products; effectiveness of advertising, marketing, and promotional programs; changes in consumer behavior, trends, and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, and energy; effectiveness of restructuring and cost saving initiatives; volatility in the market value of derivatives used to manage price risk for certain commodities; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; failure or breach of our information technology systems; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of February 23, 2020 was $42 million, $13 million, $3 million, and $2 million, respectively. During the quarter ended February 23, 2020, the interest rate value-at-risk decreased by $33 million, the foreign exchange value-at-risk decreased by $4 million, and commodity value-at-risk decreased by $1 million, while equity value-at-risk was flat compared to these measures as of May 26, 2019. The value-at-risk for interest rate positions decreased due to lower market volatility. The value-at-risk for foreign exchange positions decreased due to a smaller portfolio and lower market volatility. The value-at-risk for commodity positions decreased due to a smaller portfolio. For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 26, 2019.

Item 4. Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 23, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 23, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.
10.1	Separation Pay and Benefits Program for Officers.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 23, 2020, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date: March 18, 2020	/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)