Form 10-K
period 2020-05-31
GENERAL MILLS INC
filed 2020-07-02
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 31, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☑

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐No ☑

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $52.69 per share as reported on the New York Stock Exchange on November 24, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter): $31,856.1 million.

Number of shares of Common Stock outstanding as of June 15, 2020: 609,869,264 (excluding 144,744,064 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1 - Business

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

The results of our Pet operating segment include 13 months of results in fiscal 2020 as we changed the Pet operating segment’s reporting period from an April fiscal year end to a May fiscal year end to match our fiscal calendar. Fiscal 2019 included 12 months of results, and fiscal 2018 did not include results for the Pet operating segment.

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

We offer a variety of food products that provide great taste, nutrition, convenience, and value for consumers around the world. Our business is focused on the following large, global categories:

•snacks, including grain, fruit and savory snacks, nutrition bars, and frozen hot snacks;

•ready-to-eat cereal;

•convenient meals, including meal kits, ethnic meals, pizza, soup, side dish mixes, frozen breakfast, and frozen entrees;

•yogurt;

•wholesome natural pet food;

•super-premium ice cream;

•baking mixes and ingredients; and

•refrigerated and frozen dough.

Our Cereal Partners Worldwide (CPW) joint venture with Nestlé S.A. (Nestlé) competes in the ready-to-eat cereal category in markets outside North America, and our Häagen-Dazs Japan, Inc. (HDJ) joint venture competes in the super-premium ice cream category in Japan. For net sales contributed by each class of similar products, please see Note 17 to the Consolidated Financial Statements in Item 8 of this report.

Customers

Our primary customers are grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, e-commerce retailers, commercial and noncommercial foodservice distributors and operators, restaurants, convenience stores, and pet specialty stores. We generally sell to these customers through our direct sales force. We use broker and distribution arrangements for certain products and to serve certain types of customers. For further information on our customer credit and product return practices, please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this report. During fiscal 2020, Walmart Inc. and its affiliates (Walmart) accounted for 21 percent of our consolidated net sales and 30 percent of net sales of our North America Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. For further information on significant customers, please refer to Note 8 to the Consolidated Financial Statements in Item 8 of this report.

Competition

The packaged and pet food categories are highly competitive, with numerous manufacturers of varying sizes in the United States and throughout the world. The categories in which we participate also are very competitive. Our principal competitors in these categories are manufacturers, as well as retailers with their own branded products. Competitors market and sell their products through brick-and-mortar stores and e-commerce. All of our principal competitors have substantial financial, marketing, and other resources. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, convenient ordering and delivery to the consumer, and the ability to identify and satisfy consumer preferences. Our principal strategies for competing in each of our segments include unique consumer insights, effective customer relationships, superior product quality, innovative advertising, product promotion, product innovation aligned with consumers’ needs, an efficient supply chain, and price. In most product categories, we compete not only with other widely advertised, branded products, but also with regional brands and with generic and private label products that are generally sold at lower prices. Internationally, we compete with both multi-national and local manufacturers, and each country includes a unique group of competitors.

Raw materials, ingredients, and packaging

The principal raw materials that we use are grains (wheat, oats, and corn), dairy products, sugar, fruits, vegetable oils, meats, nuts, vegetables, and other agricultural products. We also use substantial quantities of carton board, corrugated, plastic and metal packaging materials, operating supplies, and energy. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. In our other international operations, inputs that are not locally available in adequate supply may be imported from other countries. The cost of these inputs may fluctuate widely due to external conditions such as weather, climate change, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, trade tariffs, pandemics (including the COVID-19 pandemic), and changes in governmental agricultural and energy policies and regulations. We have some long-term fixed price contracts, but the majority of our inputs are purchased on the open market. We believe that we will be able to obtain an adequate supply of needed inputs. Occasionally and where possible, we make advance purchases of items significant to our business in order to ensure continuity of operations. Our objective is to procure materials meeting both our quality standards and our production needs at price levels that allow a targeted profit margin. Since these inputs generally represent the largest variable cost in manufacturing our products, to the extent possible, we often manage the risk associated with adverse price movements for some inputs using a variety of risk management strategies. We also have a grain merchandising operation that provides us efficient access to, and more informed knowledge of, various commodity markets, principally wheat and oats. This operation holds physical inventories that are carried at net realizable value and uses derivatives to manage its net inventory position and minimize its market exposures.

RESEARCH AND DEVELOPMENT

Our research and development resources are focused on new product development, product improvement, process design and improvement, packaging, and exploratory research in new business and technology areas. Research and development expenditures were $224 million in fiscal 2020 and $222 million in fiscal 2019.

TRADEMARKS AND PATENTS

Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations (set forth in italics in this report) include Annie’s, Betty Crocker, Bisquick, Blue Buffalo, Blue Basics, Blue Freedom, Blue Wilderness, Bugles, Cascadian Farm, Cheerios, Chex, Cinnamon Toast Crunch, Cocoa Puffs, Cookie Crisp, EPIC, Fiber One, Food Should Taste Good, Fruit by the Foot, Fruit Gushers, Fruit Roll-Ups, Gardetto's, Go-Gurt, Gold Medal, Golden Grahams, Häagen-Dazs, Helpers, Jus-Rol, Kitano, Kix, Lärabar, Latina, Liberté, Lucky Charms, Muir Glen, Nature Valley, Oatmeal Crisp, Old El Paso, Oui, Pillsbury, Progresso, Raisin Nut Bran, Total, Totino’s, Trix, Wanchai Ferry, Wheaties, Yoki, and Yoplait. We protect these marks as appropriate through registrations in the United States and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely for as long as the trademarks are in use.

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

BACKLOG

Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. In the fourth quarter of fiscal 2020, we experienced increased demand in our retail businesses as the COVID-19 pandemic and related governmental restrictions resulted in a significant increase in at-home food consumption. We have taken steps to increase our production capacity to meet the increased demand for our retail products, including increasing production time at our manufacturing facilities and prioritizing certain product lines to increase manufacturing efficiency. Notwithstanding these efforts, we have been, and continue to be, unable to fulfill all orders we receive from our customers.

WORKING CAPITAL

A description of our working capital is included in the Liquidity section of MD&A in Item 7 of this report. Our product return practices are described in Note 2 to the Consolidated Financial Statements in Item 8 of this report.

EMPLOYEES

As of May 31, 2020, we had approximately 35,000 full- and part-time employees.

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

ENVIRONMENTAL MATTERS

As of May 31, 2020, we were involved with two response actions associated with the alleged or threatened release of hazardous substances or wastes located in Minneapolis, Minnesota and Moonachie, New Jersey.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The section below provides information regarding our executive officers as of July 2, 2020:

Richard C. Allendorf, age 59, is General Counsel and Secretary. Mr. Allendorf joined General Mills in 2001 from The Pillsbury Company. He was promoted to Vice President, Deputy General Counsel in 2010, first overseeing the legal affairs of the U.S. Retail segment and Consumer Food Sales and then, in 2012, overseeing the legal affairs of the International segment and Global Ethics and Compliance. He was named to his present position in February 2015. Prior to joining General Mills, he practiced law with the Shearman and Sterling and Mackall, Crounse and Moore law firms. He was in finance with General Electric prior to his legal career.

Jodi Benson, age 55, is Chief Innovation, Technology and Quality Officer. Ms. Benson joined General Mills in 2001 from The Pillsbury Company. She held a variety of positions before becoming the leader of our One Global Dairy Platform from 2011 to March 2016. She was named Vice President for our International business segment from April 2016 to March 2017, and Vice President of the Global Innovation, Technology, and Quality Capabilities Group from April 2017 to July 2018. She was named to her current position in August 2018.

Kofi A. Bruce, age 50, is Chief Financial Officer. Mr. Bruce joined General Mills in 2009 as Vice President, Treasurer after serving in a variety of senior management positions with Ecolab and Ford Motor Company. He served as Treasurer until 2010 when he was named Vice President, Finance for Yoplait. Mr. Bruce reassumed his role as Vice President, Treasurer from 2012 until 2014 when he was named Vice President, Finance for Convenience Stores & Foodservice. He was named Vice President, Controller in August 2017, Vice President, Financial Operations in September 2019, and to his present position in February 2020.

John R. Church, age 54, is Chief Supply Chain and Global Business Solutions Officer. Mr. Church joined General Mills in 1988 as a Product Developer in the Big G cereals division and held various positions before becoming Vice President, Engineering in 2003. In 2005, his role was expanded to include development of the Company’s strategy for the global sourcing of raw materials and manufacturing capabilities. He was named Vice President, Supply Chain Operations in 2007, Senior Vice President, Supply Chain in 2008, Executive Vice President, Supply Chain in 2013, and to his present position in June 2017.

Jeffrey L. Harmening, age 53, is Chairman of the Board and Chief Executive Officer. Mr. Harmening joined General Mills in 1994 and served in various marketing roles in the Betty Crocker, Yoplait, and Big G cereal divisions. He was named Vice President, Marketing for CPW in 2003 and Vice President of the Big G cereal division in 2007. In 2011, he was promoted to Senior Vice President for the Big G cereal division. Mr. Harmening was appointed Senior Vice President, Chief Executive Officer of CPW in 2012. Mr. Harmening returned from CPW in 2014 and was named Executive Vice President, Chief Operating Officer, U.S. Retail. He became President, Chief Operating Officer in July 2016. He was named Chief Executive Officer in June 2017 and Chairman of the Board in January 2018. Mr. Harmening is a director of The Toro Company.

Dana M. McNabb, age 44, is Group President, Europe & Australia. Ms. McNabb joined General Mills in 1999 and held a variety of marketing roles in Cereal, Snacks, Meals, and New Products before becoming Vice President, Marketing for CPW in 2011 and Vice President, Marketing for the Circle of Champions Business Unit in October 2015. She was promoted to President, U.S. Cereal Operating Unit in December 2016 and named to her present position in January 2020.

Jaime Montemayor, age 56, is Chief Digital and Technology Officer. He spent 21 years at PepsiCo, Inc., serving in roles of increasing responsibility, including most recently as Senior Vice President and Chief Information Officer of PepsiCo’s Americas Foods segment from 2013 to October 2015, and Senior Vice President and Chief Information Officer, Digital Innovation, Data and Analytics, PepsiCo from November 2015 to July 2016. Mr. Montemayor served as Chief Technology Officer of 7-Eleven Inc. from April 2017 until October 2017. He assumed his current role in February 2020 after founding and operating a digital technology consulting company from November 2017 until January 2020.

Jon J. Nudi, age 50, is Group President, North America Retail. Mr. Nudi joined General Mills in 1993 as a Sales Representative and held a variety of roles in Consumer Foods Sales. In 2005, he moved into marketing roles in the Meals division and was elected Vice President in 2007. Mr. Nudi was named Vice President; President, Snacks, in 2010, Senior Vice President, President, Europe/Australasia in 2014, and Senior Vice President; President, U.S. Retail in September 2016. He was named to his present position in January 2017.

Shawn P. O’Grady, age 56, is Group President, Convenience Stores & Foodservice and Chief Revenue Development Officer. Mr. O’Grady joined General Mills in 1990 and held several marketing roles in the Snacks, Meals, and Big G cereal divisions. He was promoted to Vice President in 1998 and held marketing positions in the Betty Crocker and Pillsbury USA divisions. In 2004, he moved into Consumer Foods Sales, becoming Vice President, President, U.S. Retail Sales in 2007, Senior Vice President, President, Consumer Foods Sales Division in 2010, and Senior Vice President, President, Sales & Channel Development in 2012. He was named to his current position in January 2017.

Mark A. Pallot, age 47, is Vice President, Chief Accounting Officer. Mr. Pallot joined General Mills in 2007 and served as Director, Financial Reporting until August 2017, when he was named Vice President, Assistant Controller. He was elected to his present position in February 2020. Prior to joining General Mills, Mr. Pallot held accounting and financial reporting positions at Residential Capital, LLC, Metris, Inc., CIT Group Inc., and Ernst & Young, LLP.

Ivan Pollard, age 58, is Global Chief Marketing Officer. Mr. Pollard assumed his current role in July 2017 when he joined General Mills from The Coca-Cola Company. At Coca-Cola, from 2011 to 2014, Mr. Pollard served as Vice President, Global Connections until he was promoted to Senior Vice President, Strategic Marketing, a role he held until June 2017. Prior to joining The Coca-Cola Company, Mr. Pollard was a global partner at Naked Communications, a connections planning company. His prior communications planning experience included work at the BMP, DDP Needham, and Wieden+Kennedy advertising agencies.

Bethany Quam, age 49, is Group President, Pet. Ms. Quam joined General Mills in 1993 and held a variety of positions before becoming Vice President, Strategic Planning in 2007. She was promoted to Vice President, Field Sales, Channels in 2012, Vice

President; President, Convenience Stores & Foodservice in 2014, and Senior Vice President; President, Europe & Australia in August 2016, and Group President; Europe & Australia in January 2017. She was named to her current position in October 2019.

Sean Walker, age 54, is Group President, Asia & Latin America. Mr. Walker joined General Mills in 1989 and held a variety of positions before becoming Vice President, President of Latin America in 2009. He was named Senior Vice President, President Latin America in 2012 and Senior Vice President, Corporate Strategy in September 2016. He was named to his current position in February 2019.

Jacqueline Williams-Roll, age 51, is Chief Human Resources Officer. Ms. Williams-Roll joined General Mills in 1995. She held human resources leadership roles in Supply Chain, Finance, Marketing, and Organization Effectiveness, and she also worked a large part of her career on businesses outside of the United States. She was named Vice President, Human Resources, International in 2010, and then promoted to Senior Vice President, Human Resources Operations in 2013. She was named to her present position in September 2014. Prior to joining General Mills, she held sales and management roles with Jenny Craig International.

WEBSITE ACCESS

Our website is www.GeneralMills.com. We make available, free of charge in the “Investors” portion of this website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (1934 Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). All such filings are available on the SEC’s website at www.sec.gov. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website.

ITEM 1A - Risk Factors

Our business is subject to various risks and uncertainties. Any of the risks described below could materially, adversely affect our business, financial condition, and results of operations.

Global health developments and economic uncertainty resulting from the COVID-19 pandemic could materially and adversely affect our business, financial condition, and results of operations.

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, and the public at large to limit COVID-19’s spread have had, and we expect will continue to have, certain negative impacts on our business, financial condition, and results of operations including, without limitation, the following:

•We have experienced, and may continue to experience, a decrease in sales of certain of our products in markets around the world that have been affected by the COVID-19 pandemic. In particular, sales of our products in the away-from-home food outlets across all our major markets have been negatively affected by reduced consumer traffic resulting from shelter-in-place regulations or recommendations and closings of restaurants, schools and cafeterias. If the COVID-19 pandemic persists or intensifies, its negative impacts on our sales, particularly in away-from-home food outlets, could be more prolonged and may become more severe.

•Deteriorating economic and political conditions in our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products.

•We have experienced minor temporary workforce disruptions in our supply chain as a result of the COVID-19 pandemic. We have implemented employee safety measures, based on guidance from the Centers for Disease Control and Prevention and World Health Organization, across all our supply chain facilities, including proper hygiene, social distancing, mask use, and temperature screenings. These measures may not be sufficient to prevent the spread of COVID-19 among our employees. Illness, travel restrictions, absenteeism, or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution, or other business processes. We may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or may increase our costs.

•Changes and volatility in consumer purchasing and consumption patterns may increase demand for our products in one quarter (such as occurred in the fourth quarter of fiscal 2020), resulting in decreased consumer demand for our products in subsequent quarters. While we experienced increased demand for our products in the fourth quarter of fiscal 2020, this increase may moderate or reverse if consumers alter their purchasing habits. Short term or sustained increases in consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain.

•The failure of third parties on which we rely, including those third parties who supply our ingredients, packaging, capital equipment and other necessary operating materials, contract manufacturers, distributors, contractors, commercial banks, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations.

•Significant changes in the political conditions in markets in which we manufacture, sell, or distribute our products (including quarantines, import/export restrictions, price controls, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, and sale of our products) could adversely impact our operations and results.

•Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in investigations, legal claims or litigation against us.

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

There has been significant consolidation in the grocery industry, resulting in customers with increased purchasing power. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability and volume growth could be negatively impacted. In addition, the loss of any large customer could adversely affect our sales and profits. In fiscal 2020, Walmart accounted for 21 percent of our consolidated net sales and 30 percent of net sales of our North America Retail segment. For more information on significant customers, please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

Price changes for the commodities we depend on for raw materials, packaging, and energy may adversely affect our profitability.

The principal raw materials that we use are commodities that experience price volatility caused by external conditions such as weather, climate change, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, trade tariffs, pandemics (such as the COVID-19 pandemic), and changes in governmental agricultural and energy policies and regulations. Commodity prices have become, and may continue to be, more volatile during the COVID-19 pandemic. Commodity price changes may result in unexpected increases in raw material, packaging, and energy costs. If we are unable to increase productivity to offset these increased costs or increase our prices, we may experience reduced margins and profitability. We do not fully hedge against changes in commodity prices, and the risk management procedures that we do use may not always work as we intend.

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

Our ability to make, move, and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, climate change, natural disaster, fire, terrorism, cyber-attack, pandemics (such as the COVID-19 pandemic), governmental restrictions or mandates, strikes, import/export restrictions, or other factors could impair our ability to manufacture or sell our products. Many of our product lines are manufactured at a single location or sourced from a single supplier. The failure of third parties on which we rely, including those third parties who supply our ingredients, packaging, capital equipment and other necessary operating materials, contract manufacturers, distributors, contractors, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations. Our suppliers’ policies and practices can damage our reputation and the quality and safety of our products. Disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our sales, financial condition, and results of operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location or supplier, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

We have experienced minor temporary workforce disruptions in our supply chain as a result of the COVID-19 pandemic. We have implemented employee safety measures, based on guidance from the Centers for Disease Control and Prevention and World Health Organization, across all our supply chain facilities, including proper hygiene, social distancing, mask use, and temperature screenings. These measures may not be sufficient to prevent the spread of COVID-19 among our employees. Illness, travel restrictions, absenteeism, or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution, or other business processes. We may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or may increase our costs.

We experienced increased demand for our products in the fourth quarter of fiscal 2020 and were, and continue to be, unable to fill all customer orders. Short term or sustained increases in consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain. Our failure to meet the demand for our products could adversely affect our business and results of operations.

Concerns with the safety and quality of our products could cause consumers to avoid certain products or ingredients.

We could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of certain of our products or ingredients. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.

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

Our success depends in part on our ability to anticipate the tastes, eating habits, and purchasing behaviors of consumers and to offer products that appeal to their preferences in channels where they shop. Consumer preferences and category-level consumption may change from time to time and can be affected by a number of different trends and other factors. If we fail to anticipate, identify or react to these changes and trends, such as adapting to emerging e-commerce channels, or to introduce new and improved products on a timely basis, we may experience reduced demand for our products, which would in turn cause our revenues and profitability to suffer. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of ingredients such as sodium, trans fats, genetically modified organisms, sugar, processed wheat, grain-free or legume-rich pet food, or other product ingredients or attributes.

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

Deteriorating economic and political conditions in our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products.

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

In fiscal 2020, 24 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

•political and economic instability;

•exchange controls and currency exchange rates;

•tariffs on products and ingredients that we import and export;

•nationalization or government control of operations;

•compliance with anti-corruption regulations;

•uncertainty relating to the impact of the United Kingdom’s exit from the European Union;

•foreign tax treaties and policies; and

•restriction on the transfer of funds to and from foreign countries, including potentially negative tax consequences.

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

A strengthening in the U.S. dollar relative to other currencies in the countries in which we operate, such as has generally occurred during the COVID-19 pandemic to-date, would negatively affect our reported results of operations and financial results due to currency translation losses and currency transaction losses.

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

Significant COVID-19 related changes in the political conditions in markets in which we manufacture, sell or distribute our products (including quarantines, import/export restrictions, price controls, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products) could adversely impact our operations and results.

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

As of May 31, 2020, we had total debt, redeemable interests, and noncontrolling interests of $14.4 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:

•ability to obtain additional financing for working capital, capital expenditures, or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward; and

•flexibility to adjust to changing business and market conditions and may make us more vulnerable to a downturn in general economic conditions.

There are various financial covenants and other restrictions in our debt instruments and noncontrolling interests. If we fail to comply with any of these requirements, the related indebtedness, and other unrelated indebtedness, could become due and payable prior to its stated maturity and our ability to obtain additional or alternative financing may also be adversely affected.

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

The COVID-19 pandemic has increased volatility and pricing in the capital markets. We may not have access to preferred sources of liquidity when needed or on terms we find acceptable, and our borrowing costs could increase. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties to our derivative contracts.

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

As of May 31, 2020, we had $20.5 billion of goodwill and indefinite-lived intangible assets. Goodwill for each of our reporting units is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of the reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. If current expectations for growth rates for sales and profits are not met, or other market factors and macroeconomic conditions that could be affected by the COVID-19 pandemic or otherwise were to change, then our reporting units could become significantly impaired. Our Europe & Australia reporting unit had experienced declining business performance, and we continue to monitor this business. While we currently believe that our goodwill is not impaired, different assumptions regarding the future performance of our businesses could result in significant impairment losses.

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

Our indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs including projected revenues from our long-range plan, assumed royalty rates which could be payable if we did not own the brands, and a discount rate. If current expectations for growth rates for sales and margins are not met, or other market factors and macroeconomic conditions that could be affected by the COVID-19 pandemic or otherwise were to change, then our indefinite-lived intangible assets could become significantly impaired. Our Pillsbury and Progresso brands had experienced declining business performance, and we continue to monitor these businesses.

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

ITEM 1B - Unresolved Staff Comments

None.

ITEM 2 - Properties

We own our principal executive offices and main research facilities, which are located in the Minneapolis, Minnesota metropolitan area. We operate numerous manufacturing facilities and maintain many sales and administrative offices, warehouses, and distribution centers around the world.

As of May 31, 2020, we operated 47 facilities for the production of a wide variety of food products. Of these facilities, 24 are located in the United States (1 of which is leased), 4 in the Greater China region, 1 in the Asia/Middle East/Africa Region, 2 in Canada (1 of which is leased), 8 in Europe/Australia, and 8 in Latin America and Mexico. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

North America Retail

• St. Hyacinthe, Canada	• Irapuato, Mexico	• Buffalo, New York
• Covington, Georgia	• Reed City, Michigan	• Cincinnati, Ohio
• Belvidere, Illinois	• Fridley, Minnesota	• Wellston, Ohio
• Geneva, Illinois	• Hannibal, Missouri	• Murfreesboro, Tennessee
• Cedar Rapids, Iowa	• Albuquerque, New Mexico	• Milwaukee, Wisconsin

Convenience Stores & Foodservice

• Chanhassen, Minnesota	• Joplin, Missouri

Europe & Australia

• Rooty Hill, Australia	• Le Mans, France	• Inofita, Greece
• Arras, France	• Moneteau, France	• San Adrian, Spain
• Labatut, France	• Vienne, France

Asia & Latin America

• Cambara, Brazil	• Recife, Brazil	• Shanghai, China
• Campo Novo do Pareceis, Brazil	• Ribeirao Claro, Brazil	• Nashik, India
• Nova Prata, Brazil	• Guangzhou, China
• Paranavai, Brazil	• Nanjing, China
• Pouso Alegre, Brazil	• Sanhe, China

Pet

• Joplin, Missouri	• Richmond, Indiana

We operate numerous grain elevators in the United States in support of our domestic manufacturing activities. We also utilize approximately 15 million square feet of warehouse and distribution space, nearly all of which is leased, that primarily supports our North America Retail segment. We own and lease a number of dedicated sales and administrative offices around the world, totaling approximately 3 million square feet. We have additional warehouse, distribution, and office space in our plant locations.

As part of our Häagen-Dazs business in our Europe & Australia and Asia & Latin America segments, we operate 500 (all leased) and franchise 358 branded ice cream parlors in various countries around the world, all outside of the United States and Canada.

ITEM 3 - Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 31, 2020, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4 - Mine Safety Disclosures

None.

PART II

ITEM 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “GIS.” On June 15, 2020, there were approximately 27,000 record holders of our common stock.

ITEM 6 - Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended May 31, 2020:

	Fiscal Year
In Millions, Except Per Share Data, Percentages and Ratios	2020 (a)	2019	2018	2017	2016
Operating data:
Net sales	$17,626.6	$16,865.2	$15,740.4	$15,619.8	$16,563.1
Gross margin (b) (d)	6,129.9	5,756.8	5,435.6	5,567.8	5,843.3
Selling, general, and administrative expenses (d)	3,151.6	2,935.8	2,850.1	2,888.8	3,141.4
Operating profit (d)	2,953.9	2,515.9	2,419.9	2,492.1	2,719.1
Net earnings attributable to General Mills	2,181.2	1,752.7	2,131.0	1,657.5	1,697.4
Advertising and media expense	691.8	601.6	575.9	623.8	754.4
Research and development expense	224.4	221.9	219.1	218.2	222.1
Average shares outstanding:
Diluted	613.3	605.4	585.7	598.0	611.9
Earnings per share:
Diluted	$3.56	$2.90	$3.64	$2.77	$2.77
Adjusted diluted (b) (c)	$3.61	$3.22	$3.11	$3.08	$2.92
Operating ratios:
Gross margin as a percentage of net sales (d)	34.8%	34.1%	34.5%	35.6%	35.3%
Selling, general, and administrative expenses as a percentage of net sales (d)	17.9%	17.4%	18.1%	18.5%	19.0%
Operating profit as a percentage of net sales (d)	16.8%	14.9%	15.4%	16.0%	16.4%
Adjusted operating profit as a percentage of net sales (b) (c) (d)	17.3%	16.9%	16.6%	17.6%	16.8%
Effective income tax rate	18.5%	17.7%	2.7%	28.8%	31.4%
Balance sheet data:
Land, buildings, and equipment	$3,580.6	$3,787.2	$4,047.2	$3,687.7	$3,743.6
Total assets	30,806.7	30,111.2	30,624.0	21,812.6	21,712.3
Long-term debt, excluding current portion	10,929.0	11,624.8	12,668.7	7,642.9	7,057.7
Total debt (b)	13,539.5	14,490.0	15,818.6	9,481.7	8,430.9
Cash flow data:
Net cash provided by operating activities (e)	$3,676.2	$2,807.0	$2,841.0	$2,415.2	$2,764.2
Capital expenditures	460.8	537.6	622.7	684.4	729.3
Free cash flow (b)	3,215.4	2,269.4	2,218.3	1,730.8	2,034.9
Share data:
Cash dividends per common share	$1.96	$1.96	$1.96	$1.92	$1.78

(a)Fiscal 2020 was a 53-week year; all other fiscal years were 52 weeks.

(b)See “Glossary” in Item 8 of this report for definition.

(c)See “Non-GAAP Measures” in Item 7 of this report for our discussion of this measure not defined by generally accepted accounting principles.

(d)In fiscal 2019, we retrospectively adopted new accounting requirements related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense, and net periodic postemployment benefit expense. Please see Note 2 to the Consolidated Financial Statements in Item 8 of this report.

(e)In fiscal 2018, we adopted new requirements for the accounting and presentation of stock-based payments. This resulted in the reclassification of realized windfall tax benefits and employee tax withholdings in our Consolidated Statements of Cash Flows. Please see Note 2 to the Consolidated Financial Statements in Item 8 of this report.

ITEM 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fundamental financial goal is to generate superior returns for our shareholders over the long term. We believe achieving that goal requires us to generate a consistent balance of net sales growth, margin expansion, cash conversion, and cash return to shareholders over time.

Fiscal 2020 was a year of significant challenge and change in the external environment, and we adapted and executed to deliver strong financial results while remaining focused on the health and safety of our employees and our company purpose of making food the world loves. Prior to the outbreak of the COVID-19 pandemic, we expected to meet or exceed each of our key fiscal 2020 financial targets. The virus outbreak had a profound impact on consumer demand across our major markets, including driving an unprecedented increase in demand for food at home and a corresponding decrease in demand for away-from-home food, resulting from efforts to reduce virus transmission. After the onset of the pandemic, elevated at-home food demand accelerated net sales growth in the fourth quarter in the North America Retail segment, where a significant share of net sales comes from categories that were most impacted by at-home eating, including meals, baking, and cereal. The impact of elevated at-home demand was less pronounced in the Europe & Australia segment, reflecting its lower proportion of net sales in those categories. The Pet segment experienced increased demand early in the fourth quarter from stock-up purchasing, which partially unwound by the end of the quarter. Lower away-from-home food demand reduced growth for the Convenience Stores & Foodservice and Asia & Latin America segments. Consequently, our full-year results significantly exceeded our initial annual targets for organic net sales growth, constant-currency growth in adjusted operating profit and adjusted diluted earnings per share (EPS), and free cash flow conversion.

We delivered on the three key priorities we outlined at the beginning of fiscal 2020:

First, we accelerated our organic net sales growth rate compared to our fiscal 2019 performance, driven by strong execution to meet elevated demand during the COVID-19 pandemic, healthy levels of innovation, and a significant increase in capabilities and brand-building investment. We experienced robust growth in organic net sales in North America Retail, aided by our ability to meet the pandemic-related increase in demand for meals and baking categories during the fourth quarter, as well as consistently strong results in U.S. cereal and important improvements in U.S. snack bars and U.S. yogurt throughout the year. We exceeded our organic net sales growth goal for our Pet segment, driven by a successful expansion of BLUE into additional customer outlets and a significant increase in household penetration for the brand. Organic net sales results in our Convenience Stores & Foodservice, Europe & Australia, and Asia & Latin America segments were below fiscal 2019 levels, due to a slow start to the year in each of those segments, as well as the pandemic-related headwinds impacting Convenience Stores & Foodservice and Asia & Latin America in the second half of the year.

Second, we maintained our strong adjusted operating profit margins. The combination of our continued strong levels of Holistic Margin Management (HMM) savings, volume growth, and positive net price realization and mix offset input cost inflation and increased investments in brand building and capabilities, resulting in significant growth in constant-currency adjusted operating profit and adjusted diluted EPS.

Third, we reduced our leverage. Our continued cash discipline delivered a significant reduction in core working capital and strong free cash flow conversion, resulting in reduced debt and an important decrease in our leverage ratio.

Our consolidated net sales for fiscal 2020 rose 5 percent to $17.6 billion. On an organic basis, net sales increased 4 percent compared to year-ago levels. Operating profit of $3.0 billion increased 17 percent. Adjusted operating profit of $3.0 billion increased 7 percent on a constant-currency basis. Diluted EPS of $3.56 was up 23 percent compared to fiscal 2019 results. Adjusted diluted EPS of $3.61 increased 12 percent on a constant-currency basis (See the “Non-GAAP Measures” section below for a description of our use of measures not defined by generally accepted accounting principles (GAAP)).

Net cash provided by operations totaled $3.7 billion in fiscal 2020 representing a conversion rate of 166 percent of net earnings, including earnings attributable to redeemable and noncontrolling interests. This cash generation supported capital investments totaling $461 million, and our resulting free cash flow was $3.2 billion at a conversion rate of 143 percent of adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests. We also returned cash to shareholders through dividends totaling $1.2 billion and reduced total debt outstanding by $1.0 billion. Our ratio of net debt-to-operating cash flow was 3.2 in fiscal 2020, and our net debt-to-adjusted earnings before net interest, income taxes, depreciation and amortization (net debt-to-adjusted EBITDA) ratio was 3.2, which was favorable to our fiscal 2020 target of 3.5 (See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A detailed review of our fiscal 2020 performance compared to fiscal 2019 appears below in the section titled “Fiscal 2020 Consolidated Results of Operations.” A detailed review of our fiscal 2019 performance compared to our fiscal 2018 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended May 26, 2019 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2019 Results of Consolidated Operations,” which is incorporated herein by reference.

We have outlined three key priorities for fiscal 2021 that we expect will allow us to generate competitive performance while continuing to advance our long-term goals:

1)Compete effectively, everywhere we play, leading to increased brand penetration, competitive service levels, strengthened customer partnerships, and market share gains in our key categories. We expect net sales growth in fiscal 2021 will be positively impacted by superior execution as well as elevated at-home food demand, relative to the pre-pandemic period. We anticipate headwinds to fiscal 2021 net sales growth from comparisons against the 53rd week, the extra month of Pet segment results, and the pandemic-related increase in demand in the fourth quarter of fiscal 2020. Additionally, fiscal 2021 net sales growth may be negatively impacted by a potential reduction in consumers’ at-home food inventory, which has been elevated during the pandemic.

2)Drive efficiency to fuel investment. We anticipate that the combination of benefits from our HMM initiatives and volume leverage and headwinds from input cost inflation, increased investment in our brands and capabilities, higher costs to service elevated demand, and higher ongoing health and safety-related expenses will result in an adjusted operating profit margin that is approximately in line with fiscal 2020 levels.

3)Reduce leverage to increase financial flexibility. We expect to make further progress in fiscal 2021 in reducing our net debt-to-adjusted EBITDA ratio.

We expect the largest factor impacting our fiscal 2021 performance will be relative balance of at-home versus away-from-home consumer food demand. This balance will be determined by factors such as consumers’ ability and willingness to eat in restaurants, the proportion of people working from home, the reopening of schools, and changes in consumers’ income levels. While the COVID-19 pandemic has significantly influenced each of these factors in recent months, the magnitude and duration of its future impact remains highly uncertain.

We expect consumer concerns about COVID-19 virus transmission and the recession to drive elevated demand for food at home, relative to pre-pandemic levels. We are tracking the level of virus control, the possibility of a second-wave outbreak, the availability of a vaccine, GDP growth, unemployment rates, consumer confidence, and wage growth, among other factors, to assess the likely magnitude and duration of elevated at-home food demand.

Certain terms used throughout this report are defined in a glossary in Item 8 of this report.

FISCAL 2020 CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2020 had 53 weeks compared to 52 weeks in fiscal 2019. Fiscal 2020 includes 13 months of Pet operating segment results as we changed the Pet operating segment’s reporting period from an April fiscal year end to a May fiscal year end to match our fiscal calendar. Fiscal 2019 included 12 months of Pet operating segment results.

In fiscal 2020, net sales increased 5 percent compared to last year and organic net sales increased 4 percent compared to last year. Operating profit margin of 16.8 percent was up 190 basis points from year-ago levels primarily driven by favorable net price realization and mix in fiscal 2020, impairment charges recorded for certain intangible and manufacturing assets in fiscal 2019, and the impact of the 53rd week in fiscal 2020, partially offset by higher selling, general, and administrative (SG&A) expenses in fiscal 2020. Adjusted operating profit margin increased 40 basis points to 17.3 percent, primarily driven by favorable net price realization and mix in fiscal 2020, the impact of the 53rd week in fiscal 2020, and the purchase accounting inventory adjustment in fiscal 2019 related to our acquisition of Blue Buffalo Products, Inc. (Blue Buffalo), partially offset by higher SG&A expenses in fiscal 2020. Diluted earnings per share of $3.56 increased 23 percent compared to fiscal 2019. Adjusted diluted earnings per share of $3.61 increased 12 percent on a constant-currency basis (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for fiscal 2020 follows:

Fiscal 2020	In millions, except per share	Fiscal 2020 vs. Fiscal 2019	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$17,626.6	5%
Operating profit	2,953.9	17%	16.8%
Net earnings attributable to General Mills	2,181.2	24%
Diluted earnings per share	$3.56	23%
Organic net sales growth rate (a)		4%
Adjusted operating profit (a)	3,058.0	7%	17.3%	7%
Adjusted diluted earnings per share (a)	$3.61	12%		12%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Fiscal 2020	Fiscal 2020 vs. Fiscal 2019		Fiscal 2019
Net sales (in millions)	$17,626.6	5%		$16,865.2
Contributions from volume growth (a)		4	pts
Net price realization and mix		2	pts
Foreign currency exchange		(1)	pt
Note: Table may not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.

The 5 percent increase in net sales in fiscal 2020 reflects higher contributions from volume growth and favorable net price realization and mix, partially offset by unfavorable foreign currency exchange. The 53rd week in fiscal 2020 contributed 2 percentage points of net sales growth, reflecting 2 percentage points of growth from volume. The fiscal 2020 increase in net sales growth includes approximately 3 points of net sales growth due to the impact of the COVID-19 pandemic.

Components of organic net sales growth are shown in the following table:

Fiscal 2020 vs. Fiscal 2019
Contributions from organic volume growth (a)	2	pts
Organic net price realization and mix	2	pts
Organic net sales growth	4	pts
Foreign currency exchange	(1)	pt
Divestitures	Flat
53rd week	2	pts
Net sales growth	5	pts
Note: Table may not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales in fiscal 2020 increased 4 percent compared to fiscal 2019, driven by increased contributions from organic volume growth and favorable organic net price realization and mix. The increase in organic net sales growth includes approximately 3 points of organic net sales growth due to the impact of the COVID-19 pandemic.

The disclosed impacts attributable to the COVID-19 pandemic on net sales and organic net sales were calculated based upon net sales in excess of our expectations prior to the net increase in demand resulting from the COVID-19 pandemic. The impacts disclosed are approximate and reflect our best estimate of the impact of the COVID-19 pandemic.

Cost of sales increased $388 million in fiscal 2020 to $11,497 million. The increase was primarily driven by a $397 million increase due to higher volume. In fiscal 2020, we recorded a $19 million charge related to a product recall in our international Green Giant business, an $18 million increase in certain compensation and benefits expenses, and a $1 million increase attributable to product rate and mix. In fiscal 2019, we recorded a $53 million charge related to the fair value adjustment of inventory acquired in the Blue Buffalo acquisition. We recorded a $25 million net increase in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories in fiscal 2020 compared to a net increase of $36 million in fiscal 2019 (please see Note 8 to the Consolidated Financial Statements in Item 8 of this report for additional information). In fiscal 2020, we recorded $26 million of restructuring charges in cost of sales compared to $10 million in fiscal 2019. We also recorded $2 million of restructuring initiative project-related costs in cost of sales in fiscal 2020 compared to $1 million in fiscal 2019 (please see Note 4 to the Consolidated Financial Statements in Item 8 of this report for additional information).

Gross margin increased 6 percent in fiscal 2020 versus fiscal 2019. Gross margin as a percent of net sales increased 70 basis points to 34.8 percent compared to fiscal 2019.

SG&A expenses increased $216 million to $3,152 million in fiscal 2020 compared to fiscal 2019. The increase in SG&A expenses primarily reflects increased compensation and benefits expenses and media and advertising expenses, partially offset by lower other consumer-related expenses. SG&A expenses as a percent of net sales in fiscal 2020 increased 50 basis points compared to fiscal 2019.

Divestitures loss totaled $30 million in fiscal 2019 from the sale of our La Salteña fresh pasta and refrigerated dough business in Argentina and the sale of our yogurt business in China.

Restructuring, impairment, and other exit costs totaled $24 million in fiscal 2020 compared to $275 million in fiscal 2019. We did not undertake any new restructuring actions in fiscal 2020. In fiscal 2019, we recorded $193 million of impairment charges related to certain brand intangible assets and a $15 million charge related to the impairment of certain manufacturing assets in our North America Retail and Asia & Latin America segments. In fiscal 2019, we also recorded $80 million of restructuring charges related to actions to drive efficiencies in targeted areas of our global supply chain. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report for additional information.

Benefit plan non-service income totaled $113 million in fiscal 2020 compared to $88 million in fiscal 2019, primarily reflecting lower interest costs (please see Note 2 to the Consolidated Financial Statements in Item 8 of this report for additional information).

Interest, net for fiscal 2020 totaled $466 million, $56 million lower than fiscal 2019, primarily driven by lower average debt levels.

Our effective tax rate for fiscal 2020 was 18.5 percent compared to 17.7 percent in fiscal 2019. The 0.8 percentage point increase was primarily due to certain nonrecurring discrete tax benefits in fiscal 2019, partially offset by the benefit from the reorganization of certain wholly-owned subsidiaries and favorable changes in earnings mix by jurisdiction in fiscal 2020. Our adjusted effective tax rate was 20.7 percent in fiscal 2020 compared to 21.8 percent in fiscal 2019 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures increased 27 percent to $91 million in fiscal 2020 compared to fiscal 2019, primarily driven by higher net sales at CPW partially reflecting the impact of the COVID-19 pandemic in the month of March and our share of lower after-tax restructuring charges compared to fiscal 2019. On a constant-currency basis, after-tax earnings from joint ventures increased 31 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Fiscal 2020 vs. Fiscal 2019	CPW		HDJ		Total
Contributions from volume growth (a)	2	pts	(11)	pts
Net price realization and mix	3	pts	7	pts
Net sales growth in constant currency	4	pts	(4)	pts	3	pts
Foreign currency exchange	(4)	pts	3	pts	(3)	pts
Net sales growth	Flat		(1)	pt	Flat
Note: Table may not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments

Average diluted shares outstanding increased by 8 million in fiscal 2020 from fiscal 2019 due to option exercises.

RESULTS OF SEGMENT OPERATIONS

Our businesses are organized into five operating segments: North America Retail; Convenience Stores & Foodservice; Europe & Australia; Asia & Latin America; and Pet. Fiscal 2020 includes 13 months of Pet operating segment results as we changed the Pet operating segment’s reporting period from an April fiscal year end to a May fiscal year end to match our fiscal calendar. Fiscal 2019 included 12 months of results.

The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal 2020 and fiscal 2019:

	Fiscal Year
	2020		2019
In Millions	Dollars	Percent of Total	Dollars	Percent of Total
Net Sales
North America Retail	$10,750.5	61%	$9,925.2	59%
Europe & Australia	1,838.9	10	1,886.7	11
Convenience Stores & Foodservice	1,816.4	10	1,969.1	12
Pet	1,694.6	10	1,430.9	8
Asia & Latin America	1,526.2	9	1,653.3	10
Total	$17,626.6	100%	$16,865.2	100%

Segment Operating Profit
North America Retail	$2,627.0	75%	$2,277.2	72%
Europe & Australia	113.8	3	123.3	4
Convenience Stores & Foodservice	337.2	10	419.5	13
Pet	390.7	11	268.4	9
Asia & Latin America	18.7	1	72.4	2
Total	$3,487.4	100%	$3,160.8	100%

Segment operating profit as reviewed by our executive management excludes unallocated corporate items, net gain/loss on divestitures, and restructuring, impairment, and other exit costs that are centrally managed.

NORTH AMERICA RETAIL SEGMENT

Our North America Retail operating segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, and e-commerce grocery providers. Our product categories in this business segment are ready-to-eat cereals, refrigerated yogurt, soup, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, snack bars, fruit snacks, savory snacks, and a wide variety of organic products including ready-to-eat cereal, frozen and shelf-stable vegetables, meal kits, fruit snacks, snack bars, and refrigerated yogurt.

North America Retail net sales were as follows:

	Fiscal 2020	Fiscal 2020 vs. 2019 Percentage Change		Fiscal 2019
Net sales (in millions)	$10,750.5	8%		$9,925.2
Contributions from volume growth (a)		10	pts
Net price realization and mix		(1)	pt
Foreign currency exchange		Flat

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

The 8 percent increase in North America Retail net sales for fiscal 2020 was primarily driven by the impact of the COVID-19 pandemic. The increase in net sales includes an increase in contributions from volume growth, including 2 percentage points resulting from the 53rd week, partially offset by unfavorable net price realization and mix.

The components of North America Retail organic net sales growth are shown in the following table:

	Fiscal 2020 vs. 2019 Percentage Change
Contributions from organic volume growth (a)	8	pts
Organic net price realization and mix	(1)	pt
Organic net sales growth	6	pts
Foreign currency exchange	Flat
53rd week	2	pts
Net sales growth	8	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales increased 6 percent in fiscal 2020 compared to fiscal 2019, primarily driven by the impact of the COVID-19 pandemic. The increase in organic net sales includes an increase in contributions from organic volume growth, partially offset by unfavorable organic net price realization and mix.

Net sales for our North America Retail operating units are shown in the following table:

In Millions	Fiscal 2020	Fiscal 2020 vs. 2019 Percentage Change	Fiscal 2019
U.S. Meals & Baking	$4,408.5	15%	$3,839.8
U.S. Cereal	2,434.1	8%	2,255.4
U.S. Snacks	2,091.9	2%	2,060.9
U.S. Yogurt and other	919.0	1%	906.7
Canada (a)	897.0	4%	862.4
Total	$10,750.5	8%	$9,925.2

(a) On a constant currency basis, Canada operating unit net sales increased 5 percent in fiscal 2020. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Segment operating profit increased 15 percent to $2,627 million in fiscal 2020, compared to $2,277 million in fiscal 2019, primarily driven by higher contributions from volume growth and the impact of the 53rd week in fiscal 2020. Segment operating profit increased 15 percent on a constant-currency basis in fiscal 2020 compared to fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

EUROPE & AUSTRALIA SEGMENT

Our Europe & Australia operating segment reflects retail and foodservice businesses in the greater Europe and Australia regions. Our product categories include refrigerated yogurt, meal kits, snack bars, super-premium ice cream, refrigerated and frozen dough products, shelf stable vegetables, and dessert and baking mixes. Revenues from franchise fees are reported in the region or country where the franchisee is located.

Europe & Australia net sales were as follows:

	Fiscal 2020	Fiscal 2020 vs. 2019 Percentage Change		Fiscal 2019
Net sales (in millions)	$1,838.9	(3)%		$1,886.7
Contributions from volume growth (a)		Flat
Net price realization and mix		1	pt
Foreign currency exchange		(3)	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

The 3 percent decrease in Europe & Australia net sales in fiscal 2020 was driven by unfavorable foreign currency exchange, partially offset by favorable net price realization and mix. Fiscal 2020 net sales includes growth from the impact of the COVID-19 pandemic.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Fiscal 2020 vs. 2019 Percentage Change
Contributions from organic volume growth (a)	(2)	pts
Organic net price realization and mix	1	pt
Organic net sales growth	(1)	pt
Foreign currency exchange	(3)	pts
53rd week	2	pts
Net sales growth	(3)	pts

Note: Table may not foot due to rounding

(a) Measured in tons based on the stated weight of our product shipments.

The 1 percent decrease in Europe & Australia organic net sales growth in fiscal 2020 was driven by a decrease in contributions from organic volume growth, partially offset by favorable organic net price realization and mix. Fiscal 2020 organic net sales includes growth from the impact of the COVID-19 pandemic.

Segment operating profit decreased 8 percent to $114 million in fiscal 2020 compared to fiscal 2019, primarily driven by higher input costs and lower contributions from volume growth, partially offset by favorable net price realization and mix. Segment operating profit decreased 3 percent on a constant-currency basis in fiscal 2020 compared to fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

CONVENIENCE STORES & FOODSERVICE SEGMENT

Our major product categories in our Convenience Stores & Foodservice operating segment are ready-to-eat cereals, snacks, refrigerated yogurt, frozen meals, unbaked and fully baked frozen dough products, baking mixes, and bakery flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries in the United States.

Convenience Stores & Foodservice net sales were as follows:

	Fiscal 2020	Fiscal 2020 vs. 2019 Percentage Change		Fiscal 2019
Net sales (in millions)	$1,816.4	(8)%		$1,969.1
Contributions from volume growth (a)		(6)	pts
Net price realization and mix		(2)	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales decreased 8 percent in fiscal 2020 primarily driven by the impact of the COVID-19 pandemic on away-from-home channels. The decrease in net sales includes a decrease in contributions from volume growth and unfavorable net price realization and mix.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Fiscal 2020 vs. 2019 Percentage Change
Contributions from organic volume growth (a)	(7)	pts
Organic net price realization and mix	(2)	pts
Organic net sales growth	(9)	pts
53rd week	1	pt
Net sales growth	(8)	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

The 9 percent decrease in Convenience Stores & Foodservice organic net sales growth in fiscal 2020 was primarily driven by the impact of the COVID-19 pandemic. The decrease in organic net sales growth includes a decrease in contributions from organic volume growth and unfavorable organic net price realization and mix.

Segment operating profit decreased 20 percent to $337 million in fiscal 2020, compared to $420 million in fiscal 2019, primarily driven by lower contributions from volume growth and unfavorable net price realization and mix.

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

Fiscal 2020 includes 13 months of Pet operating segment results as we changed the Pet operating segment’s reporting period from an April fiscal year end to a May fiscal year end to match our fiscal calendar. Fiscal 2019 included 12 months of results.

Pet net sales were as follows:

	Fiscal 2020	Fiscal 2020 vs. 2019 Percentage Change		Fiscal 2019
Net sales (in millions)	$1,694.6	18%		$1,430.9
Contributions from volume growth (a)		17	pts
Net price realization and mix		2	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Pet net sales increased 18 percent in fiscal 2020 compared to fiscal 2019, driven by an increase in contributions from volume growth, including the impact of an extra month in the period, and favorable net price realization and mix. Fiscal 2020 net sales includes growth from the impact of the COVID-19 pandemic.

The components of Pet organic net sales growth are shown in the following table:

	Fiscal 2020 vs. 2019 Percentage Change
Contributions from organic volume growth (a)	17	pts
Organic net price realization and mix	2	pts
Organic net sales growth	18	pts
Net sales growth	18	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

The 18 percent increase in Pet organic net sales growth in fiscal 2020 was driven by an increase in contributions from organic volume growth, including the impact of an extra month in the period, and favorable organic net price realization and mix. Fiscal 2020 organic net sales includes growth from the impact of the COVID-19 pandemic.

Pet operating profit increased 46 percent to $391 million in fiscal 2020, compared to $268 million in fiscal 2019, primarily driven by a $53 million purchase accounting adjustment related to inventory acquired in fiscal 2019, an increase in contributions from volume growth, favorable net price realization and mix, and the impact of an extra month in the period, partially offset by higher SG&A expenses.

ASIA & LATIN AMERICA SEGMENT

Our Asia & Latin America operating segment consists of retail and foodservice businesses in the greater Asia and South America regions. Our product categories include super-premium ice cream and frozen desserts, meal kits, dessert and baking mixes, snack bars, salty snacks, refrigerated and frozen dough products, and wellness beverages. We also sell super-premium ice cream and frozen desserts directly to consumers through owned retail shops. Our Asia & Latin America segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer or franchisee is located.

Asia & Latin America net sales were as follows:

	Fiscal 2020	Fiscal 2020 vs. 2019 Percentage Change		Fiscal 2019
Net sales (in millions)	$1,526.2	(8)%		$1,653.3
Contributions from volume growth (a)		(2)	pts
Net price realization and mix		(1)	pt
Foreign currency exchange		(4)	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales decreased 8 percent in fiscal 2020 compared to fiscal 2019, primarily driven by the impact of the COVID-19 pandemic. The decrease in net sales includes unfavorable foreign currency exchange, a decrease in contributions from volume growth, and unfavorable net price realization and mix.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Fiscal 2020 vs. 2019 Percentage Change
Contributions from organic volume growth (a)	(1)	pt
Organic net price realization and mix	(1)	pt
Organic net sales growth	(2)	pts
Foreign currency exchange	(4)	pts
Divestitures (b)	(3)	pts
53rd week	2	pts
Net sales growth	(8)	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

(b) Impact of the divestiture of our La Salteña business in Argentina and our Yoplait business in China.

The 2 percent decrease in Asia & Latin America organic net sales in fiscal 2020 was primarily driven by the impact of the COVID-19 pandemic. The decrease in organic net sales growth includes unfavorable organic net price realization and mix and a decrease in contributions from organic volume growth.

Segment operating profit decreased 74 percent to $19 million in fiscal 2020, compared to $72 million in fiscal 2019, primarily driven by an increase in input costs and lower contributions from volume growth. Segment operating profit decreased 73 percent on a constant-currency basis in fiscal 2020 compared to fiscal 2019 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

UNALLOCATED CORPORATE ITEMS

Unallocated corporate items include corporate overhead expenses, variances to planned domestic employee benefits and incentives, contributions to the General Mills Foundation, asset and liability remeasurement impact of hyperinflationary economies, restructuring initiative project-related costs, and other items that are not part of our measurement of segment operating performance. This includes gains and losses from the mark-to-market valuation of certain commodity positions until passed back to our operating segments in accordance with our policy as discussed in Note 8 to the Consolidated Financial Statements in Item 8 of this report.

In fiscal 2020, unallocated corporate expense increased $169 million to $509 million compared to $340 million last year, primarily driven by compensation and benefits expenses. In fiscal 2020, we recorded a $25 million net increase in expense related to mark-to-market valuation of certain commodity positions and grain inventories compared to a $36 million net increase in expense in the prior year. In addition, we recorded $26 million of restructuring charges, and $2 million of restructuring initiative project-related costs in cost of sales in fiscal 2020, compared to $10 million of restructuring charges and $1 million of restructuring initiative project-related costs in cost of sales in fiscal 2019. We also recorded a $19 million charge related to a product recall in our international Green Giant business in fiscal 2020. In fiscal 2020, we recorded $8 million of net losses related to certain investment valuation adjustments and the loss on sale of certain corporate investments, compared to $23 million of gains in fiscal 2019. In fiscal 2019, we recorded a $16 million gain from a legal recovery related to our Yoplait SAS subsidiary and $26 million of integration costs related to our acquisition of Blue Buffalo. In addition, we recorded a $3 million loss related to the impact of hyperinflationary accounting for our Argentina subsidiary in fiscal 2019.

IMPACT OF INFLATION

We experienced input cost inflation of 4 percent in fiscal 2020 and 4 percent in fiscal 2019, primarily on commodity inputs. We expect input cost inflation of approximately 3 percent in fiscal 2021. We attempt to minimize the effects of inflation through HMM, planning, and operating practices. Our risk management practices are discussed in Item 7A of this report.

LIQUIDITY

The primary source of our liquidity is cash flow from operations. Over the most recent two-year period, our operations have generated $6.5 billion in cash. A substantial portion of this operating cash flow has been returned to shareholders through dividends. We also use cash from operations to fund our capital expenditures and acquisitions. We typically use a combination of cash, notes payable, and long-term debt, and occasionally issue shares of common stock, to finance significant acquisitions. Our sources of liquidity were not materially impacted from the COVID-19 pandemic.

As of May 31, 2020, we had $566 million of cash and cash equivalents held in foreign jurisdictions. As a result of the Tax Cuts and Jobs Act (TCJA), the historic undistributed earnings of our foreign subsidiaries were taxed in the U.S. via the one-time repatriation tax in fiscal 2018. We have re-evaluated our assertion and have concluded that although earnings prior to fiscal 2018 will remain permanently reinvested, we will no longer make a permanent reinvestment assertion beginning with our fiscal 2018 earnings. As part of the accounting for the TCJA, we recorded local country withholding taxes related to certain entities from which we began repatriating undistributed earnings and will continue to record local country withholding taxes on all future earnings. As a result of the transition tax, we may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability.

Cash Flows from Operations

	Fiscal Year
In Millions	2020	2019
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$2,210.8	$1,786.2
Depreciation and amortization	594.7	620.1
After-tax earnings from joint ventures	(91.1)	(72.0)
Distributions of earnings from joint ventures	76.5	86.7
Stock-based compensation	94.9	84.9
Deferred income taxes	(29.6)	93.5
Pension and other postretirement benefit plan contributions	(31.1)	(28.8)
Pension and other postretirement benefit plan costs	(32.3)	6.1
Divestitures loss	-	30.0
Restructuring, impairment, and other exit costs	43.6	235.7
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	793.9	(7.5)
Other, net	45.9	(27.9)
Net cash provided by operating activities	$3,676.2	$2,807.0

During fiscal 2020, cash provided by operations was $3,676 million compared to $2,807 million in the same period last year. The $869 million increase was primarily driven by an $801 million change in current assets and liabilities and a $425 million increase in net earnings, partially offset by a $192 million change in non-cash restructuring, impairment, and other exit costs and a $123 million change in deferred income taxes. The $801 million change in current assets and liabilities was primarily driven by a $233 million change in other current liabilities, primarily driven by changes in income taxes payable, trade and advertising accruals, and incentive accruals, a $230 million change in accounts payable as a result of increased spending on raw materials and packaging as well as the continued extension of payment terms, and a $208 million change in prepaid and other current assets, primarily driven by the timing of certain tax payments and receipts.

We strive to grow core working capital at or below the rate of growth in our net sales. For fiscal 2020, core working capital decreased $591 million, compared to a net sales increase of 5 percent, primarily driven by the increase in accounts payable and lower inventory balances. In fiscal 2019, core working capital decreased $195 million, compared to a net sales increase of 7 percent.

Cash Flows from Investing Activities

	Fiscal Year
In Millions	2020	2019
Purchases of land, buildings, and equipment	$(460.8)	$(537.6)
Investments in affiliates, net	(48.0)	0.1
Proceeds from disposal of land, buildings, and equipment	1.7	14.3
Proceeds from divestitures	-	26.4
Other, net	20.9	(59.7)
Net cash used by investing activities	$(486.2)	$(556.5)

In fiscal 2020, we used $486 million of cash through investing activities compared to $556 million in fiscal 2019. We invested $461 million in land, buildings, and equipment in fiscal 2020, $77 million less than fiscal 2019.

We expect capital expenditures to be approximately 3.5 percent of reported net sales in fiscal 2021. These expenditures will fund initiatives that are expected to fuel growth, support innovative products, and continue HMM initiatives throughout the supply chain.

Cash Flows from Financing Activities

	Fiscal Year
In Millions	2020	2019
Change in notes payable	$(1,158.6)	$(66.3)
Issuance of long-term debt	1,638.1	339.1
Payment of long-term debt	(1,396.7)	(1,493.8)
Proceeds from common stock issued on exercised options	263.4	241.4
Purchases of common stock for treasury	(3.4)	(1.1)
Dividends paid	(1,195.8)	(1,181.7)
Investments in redeemable interest	-	55.7
Distributions to redeemable and noncontrolling interest holders	(72.5)	(38.5)
Other, net	(16.0)	(31.2)
Net cash used by financing activities	$(1,941.5)	$(2,176.4)

Financing activities used $1.9 billion of cash in fiscal 2020 compared to $2.2 billion in fiscal 2019. We had $917 million of net debt repayments in fiscal 2020 compared to $1.2 billion of net debt repayments in fiscal 2019. For more information on our debt issuances and payments, please refer to Note 9 to the Consolidated Financial Statements in Item 8 of this report.

During fiscal 2020, we received $263 million of net proceeds from common stock issued on exercised options compared to $241 million in fiscal 2019.

Share repurchases in fiscal 2020 and 2019 were insignificant.

Dividends paid in fiscal 2020 totaled $1,196 million, or $1.96 per share, consistent with fiscal 2019.

Selected Cash Flows from Joint Ventures

Selected cash flows from our joint ventures are set forth in the following table:

	Fiscal Year
Inflow (Outflow), in Millions	2020	2019
Investments in affiliates, net	$(48.0)	$(0.1)
Dividends received	76.5	86.7

CAPITAL RESOURCES

Total capital consisted of the following:

In Millions	May 31, 2020	May 26, 2019
Notes payable	$279.0	$1,468.7
Current portion of long-term debt	2,331.5	1,396.5
Long-term debt	10,929.0	11,624.8
Total debt	13,539.5	14,490.0
Redeemable interest	544.6	551.7
Noncontrolling interests	291.0	313.2
Stockholders' equity	8,058.5	7,054.5
Total capital	$22,433.6	$22,409.4

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 31, 2020:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2022	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.6	0.2
Total committed and uncommitted credit facilities	$3.5	$0.2

To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe. In response to uncertainty surrounding the availability and cost of commercial paper borrowings as a result of the COVID-19 pandemic, we issued $750 million of fixed-rate notes in April 2020 and reduced our borrowings under commercial paper programs. As the COVID-19 pandemic evolves, we will continue to evaluate its impact to our sources of liquidity. We also have uncommitted and asset-backed credit lines that support our foreign operations.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of May 31, 2020, we were in compliance with all of these covenants.

We have $2,332 million of long-term debt maturing in the next 12 months that is classified as current, including $100 million of 6.61 percent medium-term notes due for remarketing in October 2020, €500 million of 2.1 percent notes due November 2020, €200 million of 0.0 percent notes due November 2020, $4 million of floating-rate medium term notes due for remarketing in November 2020, $850 million of floating-rate notes due April 2021, and $600 million of 3.2 percent notes due April 2021. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

As of May 31, 2020, our total debt, including the impact of derivative instruments designated as hedges, was 87 percent in fixed-rate and 13 percent in floating-rate instruments, compared to 74 percent in fixed-rate and 26 percent in floating-rate instruments on May 26, 2019.

Our net debt to operating cash flow ratio declined to 3.2 in fiscal 2020 from 5.0 in fiscal 2019, primarily driven by an increase in cash provided by operations. Our net debt-to-adjusted EBITDA ratio declined to 3.2 in fiscal 2020 from 3.9 in fiscal 2019, consistent with our plans to reduce our leverage following our acquisition of Blue Buffalo (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of May 31, 2020, the redemption value of the redeemable interest was $545 million which approximates its fair value.

During fiscal 2019, Sodiaal invested $56 million in Yoplait SAS.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of May 31, 2020, we have issued guarantees and comfort letters of $130 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. In addition, off-balance sheet arrangements were not material as of May 31, 2020.

As of May 31, 2020, we invested in three variable interest entities (VIEs). None of our VIEs are material to our results of operations, financial condition, or liquidity as of and for the fiscal year ended May 31, 2020.

Our defined benefit plans in the United States are subject to the requirements of the Pension Protection Act (PPA). In the future, the PPA may require us to make additional contributions to our domestic plans. We do not expect to be required to make any contributions in fiscal 2021.

The following table summarizes our future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments Due by Fiscal Year
In Millions	Total	2021	2022 - 2023	2024 - 2025	2026 and Thereafter
Long-term debt (a)	$13,318.5	$2,331.3	$2,277.1	$2,550.0	$6,160.1
Accrued interest	92.8	92.8	-	-	-
Operating leases (b)	412.5	115.4	171.5	91.9	33.7
Finance leases (b)	0.2	0.1	0.1	-	-
Purchase obligations (c)	2,548.8	2,271.7	191.7	57.3	28.1
Total contractual obligations	16,372.8	4,811.3	2,640.4	2,699.2	6,221.9
Other long-term obligations (d)	1,167.1	-	-	-	-
Total long-term obligations	$17,539.9	$4,811.3	$2,640.4	$2,699.2	$6,221.9

(a)Amounts represent the expected cash payments of our long-term debt and do not include $0.2 million for finance leases or $58.4 million for net unamortized debt issuance costs, premiums and discounts, and fair value adjustments.

(b)See Note 7 to the Consolidated Financial Statements in Item 8 of this report for more information on our lease arrangements.

(c)The majority of the purchase obligations represent commitments for raw material and packaging to be utilized in the normal course of business and for consumer marketing spending commitments that support our brands. For purposes of this table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities are excluded from the table above.

(d)The fair value of our foreign exchange, equity, commodity, and grain derivative contracts with a payable position to the counterparty was $43.1 million as of May 31, 2020, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future. Other long-term obligations mainly consist of liabilities for accrued compensation and benefits, including the underfunded status of certain of our defined benefit pension, other postretirement benefit, and postemployment benefit plans, and miscellaneous liabilities. We expect to pay approximately $24 million of benefits from our unfunded postemployment benefit plans and approximately $21 million of deferred compensation in fiscal 2021. We are unable to reliably estimate the amount of these payments beyond fiscal 2021. As of May 31, 2020, our total liability for uncertain tax positions and accrued interest and penalties was $175.8 million.

SIGNIFICANT ACCOUNTING ESTIMATES

For a complete description of our significant accounting policies, please see Note 2 to the Consolidated Financial Statements in Item 8 of this report. Our significant accounting estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for revenue recognition, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans.

Considerations related to the COVID-19 pandemic

The impact that the recent COVID-19 pandemic will have on our consolidated results of operations is uncertain. We saw increased orders from retail customers across all geographies in response to increased consumer demand for food at home. We also experienced a COVID-19-related decrease in consumer traffic in away-from-home food outlets during the third and fourth quarters of fiscal 2020. Near-term elevated retail customer orders may unwind in the coming months, and we are unable to predict the nature and timing of when that impact may occur, if at all. We have considered the potential impacts of the COVID-19 pandemic in our significant accounting estimates as of May 31, 2020, and will continue to evaluate the nature and extent of the impact to our business and consolidated results of operations.

Revenue Recognition

Our revenues are reported net of variable consideration and consideration payable to our customers, including trade promotion, consumer coupon redemption and other reductions to the transaction price, including estimated allowances for returns, unsalable product, and prompt pay discounts. Trade promotions are recorded using significant judgment of estimated participation and performance levels for offered programs at the time of sale. Differences between the estimated and actual reduction to the transaction price is recognized as a change in estimate in a subsequent period. Our accrued trade and coupon promotion liabilities were $471 million as of May 31, 2020, and $410 million as of May 26, 2019. Because these amounts are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a significant effect on our results of operations.

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

We evaluate the useful lives of our other intangible assets, mainly brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets. Intangible assets that are deemed to have finite lives are amortized on a straight-line basis over their useful lives, generally ranging from 4 to 30 years. Our estimate of the fair value of our brand assets is based on a discounted cash flow model using inputs which include projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate.

As of May 31, 2020, we had $20 billion of goodwill and indefinite-lived intangible assets. We assessed our goodwill and brand intangible assets for potential impairment indicators using quantitative and qualitative factors, including the estimated impacts of the COVID-19 pandemic, as of May 31, 2020, and concluded that no impairment indicators were present as of that date. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in material impairment losses and amortization expense. We performed our fiscal 2020 assessment of our intangible assets as of the first day of the second quarter of fiscal 2020, and we determined there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Europe & Australia reporting unit and the Progresso brand intangible asset.

The excess fair value as of the fiscal 2020 test date of the Europe & Australia reporting unit and the Progresso brand intangible asset were as follows:

In Millions	Carrying Value of Intangible Asset	Excess Fair Value as of Fiscal 2020 Test Date
Europe & Australia	$672.6	14%
Progresso	$330.0	5%

In addition, while having significant coverage as of our fiscal 2020 assessment date, the Pillsbury brand intangible asset had risk of decreasing coverage. We will continue to monitor our businesses for potential impairment.

Redeemable Interest

The significant assumptions used to estimate the redemption value of the redeemable interest include projected revenue growth and profitability from our long-range plan, capital spending, depreciation and taxes, foreign currency exchange rates, and a discount rate. As of May 31, 2020, the redemption value of the redeemable interest was $545 million.

Stock-based Compensation

The valuation of stock options is a significant accounting estimate that requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate. For more information on these assumptions, please see Note 12 to the Consolidated Financial Statements in Item 8 of this report.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2020		2019		2018
Estimated fair values of stock options granted	$7.10		$5.35		$6.18
Assumptions:
Risk-free interest rate	2.0%		2.9%		2.2%
Expected term	8.5	years	8.5	years	8.2	years
Expected volatility	17.4%		16.3%		15.8%
Dividend yield	3.6%		4.3%		3.6%

The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. An increase in the expected term by 1 year, leaving all other assumptions constant, would increase the grant date fair value by 1 percent. If all other assumptions are held constant, a one percentage point increase in our fiscal 2020 volatility assumption would increase the grant date fair value of our fiscal 2020 option awards by 7 percent.

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

Income Taxes

We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. For more information on income taxes, please see Note 15 to the Consolidated Financial Statements in Item 8 of this report.

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

Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement benefit plan assets were 15.4 percent, 8.5 percent, 10.1 percent, 8.2 percent, and 7.9 percent for the 1, 5, 10, 15, and 20 year periods ended May 31, 2020.

On a weighted-average basis, the expected rate of return for all defined benefit plans was 6.95 percent for fiscal 2020, 7.25 percent for fiscal 2019, and 7.88 percent for fiscal 2018. For fiscal 2021, we lowered our weighted-average expected rate of return on plan assets for our principal defined benefit pension and other postretirement plans in the United States to 5.67 percent due to asset allocation changes and expected asset returns.

Lowering the expected long-term rate of return on assets by 100 basis points would increase our net pension and postretirement expense by $79 million for fiscal 2021. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.

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

Our weighted-average discount rates were as follows:

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Effective rate for fiscal 2021 service costs	3.59%	3.44%	2.54%
Effective rate for fiscal 2021 interest costs	2.54%	2.32%	1.41%
Obligations as of May 31, 2020	3.20%	3.02%	1.85%
Effective rate for fiscal 2020 service costs	4.19%	4.04%	3.51%
Effective rate for fiscal 2020 interest costs	3.47%	3.28%	2.84%
Obligations as of May 31, 2019	3.91%	3.79%	3.10%
Effective rate for fiscal 2019 service costs	4.34%	4.27%	3.99%
Effective rate for fiscal 2019 interest costs	3.92%	3.80%	3.37%

Lowering the discount rates by 100 basis points would increase our net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense for fiscal 2021 by approximately $54 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants or over the average remaining lifetime of the remaining plan participants if the plan is viewed as “all or almost all” inactive participants.

Health Care Cost Trend Rates

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 6.5 percent for retirees age 65 and over and 6.2 percent for retirees under age 65 at the end of fiscal 2020. Rates are graded down annually until the ultimate trend rate of 4.5 percent is reached in 2029 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

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

Financial Statement Impact

In fiscal 2020, we recorded net defined benefit pension, other postretirement benefit, and postemployment benefit plan income of $2 million compared to $24 million of expense in fiscal 2019 and $23 million of expense in fiscal 2018. As of May 31, 2020, we had cumulative unrecognized actuarial net losses of $2 billion on our defined benefit pension plans and cumulative unrecognized actuarial net gains of $114 million on our postretirement and postemployment benefit plans, mainly as the result of liability increases from lower interest rates, partially offset by recent increases in the values of plan assets. These unrecognized actuarial net losses will result in increases in our future pension and postretirement benefit expenses because they currently exceed the corridors defined by GAAP.

Actual future net defined benefit pension, other postretirement benefit, and postemployment benefit plan income or expense will depend on investment performance, changes in future discount rates, changes in health care cost trend rates, and other factors related to the populations participating in these plans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (FASB) issued optional accounting guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. The new standard provides expedients and exceptions to existing accounting requirements for contract modifications and hedge accounting related to transitioning from discontinued reference rates, such as LIBOR, to alternative reference rates, if certain criteria are met. The new accounting requirements can be applied as of the beginning of the interim period including March 12, 2020, or any date thereafter, through December 31, 2022. We are in the process of reviewing our contracts and arrangements that will be affected by a discontinued reference rate and analyzing the impact of this guidance on our results of operations and financial position.

In December 2019, the FASB issued new accounting requirements related to income taxes. The new standard simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the recognition of deferred tax liabilities for outside basis differences, and the methodology for calculating income taxes in interim periods. The new standard also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies accounting for transactions that result in a step-up in the tax basis of goodwill. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2020, and interim periods within those annual periods, which for us is the first quarter of fiscal 2022. Early adoption is permitted. We do not expect this guidance to have a material impact on our results of operations or financial position.

In June 2016, the FASB issued new accounting requirements related to the measurement of credit losses on financial instruments, including trade receivables. The new accounting requirements replace the incurred loss impairment model with a forward-looking expected credit loss model, which will generally result in earlier recognition of credit losses. The requirements of the new standard and subsequent amendments are effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods, which for us is the first quarter of fiscal 2021. We will adopt this guidance in the first quarter of fiscal 2021 using a modified retrospective transition approach. We expect to record an immaterial cumulative effect adjustment to retained earnings as of the effective date to align our calculation of credit losses to the new model with consideration of the economic implications of the COVID-19 pandemic. We do not expect this guidance to have a material impact on our results of operations or financial position.

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

The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rate follows:

	Fiscal Year
Per Share Data	2020	2019	2020 vs. 2019 Change	2018	2017	2016
Diluted earnings per share, as reported	$3.56	$2.90	23%	$3.64	$2.77	$2.77
Tax items (a)	(0.09)	(0.12)		0.07	-	-
Restructuring charges (b)	0.06	0.10		0.11	0.26	0.26
Project-related costs (b)	-	-		0.01	0.05	0.06
Mark-to-market effects (c)	0.03	0.05		(0.04)	(0.01)	(0.07)
Product recall (d)	0.03	-		-	-	-
CPW restructuring charges (e)	0.01	0.02		-	-	-
Investment activity, net (f)	-	(0.03)		-	-	-
Net tax benefit (g)	-	(0.01)		(0.89)	-	-
Divestitures loss (gain) (h)	-	0.03		-	0.01	(0.10)
Acquisition transaction and integration costs (i)	-	0.03		0.10	-	-
Asset impairments (j)	-	0.26		0.11	-	-
Legal recovery (k)	-	(0.01)		-	-	-
Adjusted diluted earnings per share	$3.61	$3.22	12%	$3.11	$3.08	$2.92
Foreign currency exchange impact			Flat
Adjusted diluted earnings per share growth, on a constant-currency basis			12%

Note: Table may not foot due to rounding.

(a)Discrete tax benefit related to the reorganization of certain wholly owned subsidiaries in fiscal 2020 and a discrete tax benefit related to a capital loss carryback recorded in fiscal 2019. Please see Note 15 to the Consolidated Financial Statements in Item 8 of this report. Fiscal 2018 represents a prior year income tax expense adjustment.

(b)Restructuring and project-related charges for previously announced restructuring actions. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report.

(c)Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

(d)Product recall costs related to our international Green Giant business.

(e)CPW restructuring charges related to initiatives designed to improve profitability and growth that were approved in fiscal 2018 and 2019.

(f)Valuation gains on certain corporate investments.

(g)Net tax benefit resulting from TCJA accounting. Please see Note 15 to the Consolidated Financial Statements in Item 8 of this report.

(h)Loss on the sale of our La Salteña refrigerated dough business in Argentina and gain on the sale of our yogurt business in China in fiscal 2019. Please see Note 3 to the Consolidated Financial Statements in Item 8 of this report. Loss on the sale of our Martel, Ohio manufacturing facility in fiscal 2017. Fiscal 2016 represents the gain on the sale of our North American Green Giant product lines, the loss on the sale of our General Mills de Venezuela CA subsidiary, and the loss on the sale of our General Mills Argentina S.A. foodservice business.

(i)Costs related to the acquisition of Blue Buffalo. Fiscal 2019 represented acquisition integration costs, while fiscal 2018 represented acquisition transaction and integration costs and interest, net related to the debt issued to finance the acquisition.

(j)Impairment charges related to our Progresso, Food Should Taste Good, and Mountain High brand intangible assets and certain manufacturing assets in our North America Retail and Asia & Latin America segments in fiscal 2019. Impairment charges related to our Yoki, Mountain High, and Immaculate Baking brand intangible assets in fiscal 2018. Please see Note 6 to the Consolidated Financial Statements in Item 8 of this report.

(k)Represents a legal recovery related to our Yoplait SAS subsidiary.

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

Free Cash Flow Conversion Rate

We believe this measure provides useful information to investors because it is important for assessing our efficiency in converting earnings to cash and returning cash to shareholders. The calculation of free cash flow conversion rate and net cash provided by operating activities conversion rate, its equivalent GAAP measure, follows:

In Millions	Fiscal 2020
Net earnings, including earnings attributable to redeemable and noncontrolling interests, as reported	$2,210.8
Tax item (a)	$(53.1)
Restructuring charges, net of tax (b)	39.0
Project-related costs, net of tax (b)	1.2
Mark-to-market effects, net of tax (c)	19.0
Product recall, net of tax (d)	17.1
CPW restructuring costs, net of tax (e)	5.0
Investment activity, net, net of tax (f)	3.0
Adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests	$2,241.8

Net cash provided by operating activities	3,676.2
Purchases of land, buildings, and equipment	(460.8)
Free cash flow	$3,215.4

Net cash provided by operating activities conversion rate	166%
Free cash flow conversion rate	143%

Note: Table may not foot due rounding.

(a)Discrete tax benefit related to the reorganization of certain wholly owned subsidiaries. Please see Note 15 to the Consolidated Financial Statements in Item 8 of this report.

(b)Restructuring and project-related charges for previously announced restructuring actions. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report.

(c)Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

(d)Product recall costs related to our international Green Giant business.

(e)CPW restructuring charges related to initiatives designed to improve profitability and growth that were approved in fiscal 2018 and 2019.

(f)Valuation adjustments and the loss on sale of certain corporate investments.

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

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

Fiscal 2020
Percentage change in after-tax earnings from joint ventures as reported	27%
Impact of foreign currency exchange	(4) pts
Percentage change in after-tax earnings from joint ventures on a constant-currency basis	31%
Note: Table may not foot due to rounding.

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

Net sales growth rate for our Canada operating unit on a constant-currency basis is calculated as follows:

Fiscal 2020
Percentage change in net sales as reported	4%
Impact of foreign currency exchange	(1) pt
Percentage change in net sales on a constant-currency basis	5%
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

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Fiscal 2020
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	15%	Flat		15%
Europe & Australia	(8)	(5)	pts	(3)
Asia & Latin America	(74)%	(1)	pt	(73)%
Note: Table may not foot due to rounding.

Adjusted Effective Income Tax Rates

We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

	Fiscal Year Ended
	May 31, 2020		May 26, 2019		May 27, 2018		May 28, 2017		May 29, 2016
In Millions	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$2,600.2	$480.5	$2,082.0	$367.8	$2,135.6	$57.3	$2,271.3	$655.2	$2,403.6	$755.2
Tax items (b)	-	53.1	-	72.9	-	(40.9)	-	-	-	-
Restructuring charges (c)	50.2	11.2	77.6	14.6	82.7	21.4	224.1	70.2	229.8	69.0
Project-related costs (c)	1.5	0.3	1.3	0.2	11.3	3.3	43.9	15.7	57.5	20.7
Mark-to-market effects (d)	24.7	5.7	36.0	8.3	(32.1)	(10.0)	(13.9)	(5.1)	(62.8)	(23.2)
Product recall (e)	19.3	2.2	-	-	-	-	-	-	-	-
Investment activity, net (f)	8.4	5.4	(22.8)	(5.2)	-	-	-	-	-	-
Net tax benefit (g)	-	-	-	7.2	-	523.5	-	-	-	-
Divestitures loss (gain) (h)	-	-	30.0	13.6	-	-	13.5	4.3	(148.2)	(82.2)
Acquisition transaction and integration costs (i)	-	-	25.6	5.9	83.9	25.4	-	-	-	-
Asset impairments (j)	-	-	207.4	47.7	96.9	32.0	-	-	-	-
Legal recovery (k)	-	-	(16.2)	(5.4)	-	-	-	-	-	-
Hyperinflationary accounting (l)	-	-	3.2	-	-	-	-	-	-	-
As adjusted	$2,704.3	$558.5	$2,424.1	$527.6	$2,378.3	$612.0	$2,538.9	$740.3	$2,479.9	$739.5
Effective tax rate:
As reported		18.5%		17.7%		2.7%		28.8%		31.4%
As adjusted		20.7%		21.8%		25.7%		29.2%		29.8%
Sum of adjustments to income taxes		$78.0		$159.8		$554.7		$85.1		$(15.7)
Average number of common shares - diluted EPS		613.3		605.4		585.7		598.0		611.9
Impact of income tax adjustments on adjusted diluted EPS		$(0.13)		$(0.26)		$(0.95)		$(0.14)		$0.03

Note: Table may not foot due to rounding.

(a)Earnings before income taxes and after-tax earnings from joint ventures.

(b)Discrete tax benefit related to the reorganization of certain wholly owned subsidiaries in fiscal 2020 and a discrete tax benefit related to a capital carryback recorded in fiscal 2019. Please see Note 15 to the Consolidated Financial Statements in Item 8 of this report. Fiscal 2018 represents a prior year income tax expense adjustment.

(c)Restructuring and project-related charges for previously announced restructuring actions. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report.

(d)Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 8 to the Consolidated Financial Statements in Item 8 of this report

(e)Product recall costs related to our international Green Giant business.

(f)Valuation losses and the loss on sale of certain corporate investments in fiscal 2020. Valuation gains on certain corporate investments in fiscal 2019.

(g)Net tax benefit resulting from TCJA accounting. Please see Note 15 to the Consolidated Financial Statements in Item 8 of this report.

(h)Loss on the sale of our La Salteña refrigerated dough business in Argentina and gain on the sale of our yogurt business in China in fiscal 2019. Please see Note 3 to the Consolidated Financial Statements in Item 8 of this report. Loss on the sale of our Martel, Ohio manufacturing facility in fiscal 2017. Fiscal 2016 represents the gain on the sale of our North American Green Giant product lines, the loss on the sale of our General Mills de Venezuela CA subsidiary, and the loss on the sale of our General Mills Argentina S.A. foodservice business.

(i)Costs related to the acquisition of Blue Buffalo. Fiscal 2019 represented acquisition integration costs, while fiscal 2018 represented acquisition transaction and integration costs and interest, net related to the debt issued to finance the transaction.

(j)Impairment charges related to our Progresso, Food Should Taste Good, and Mountain High brand intangible assets and certain manufacturing assets in our North America Retail and Asia & Latin America segments in fiscal 2019. Impairment charges related to our Yoki, Mountain High, and Immaculate Baking brand intangible assets in fiscal 2018. Please see Note 6 to the Consolidated Financial Statements in Item 8 of this report.

(k)Represents a legal recovery related to our Yoplait SAS subsidiary.

(l)Represents the impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in fiscal 2019.

Adjusted Operating Profit as a Percent of Net Sales (Adjusted Operating Profit Margin)

We believe this measure provides useful information to investors because it is important for assessing our operating profit margin on a comparable year-to-year basis.

Our adjusted operating profit margins are calculated as follows:

	Fiscal Year
Percent of Net Sales	2020		2019		2018		2017		2016
Operating profit as reported	$2,953.9	16.8%	$2,515.9	14.9%	$2,419.9	15.4%	$2,492.1	16.0%	$2,719.1	16.4%
Restructuring charges (a)	50.2	0.3%	77.6	0.5%	82.7	0.5%	221.9	1.4%	209.3	1.3%
Project-related costs (a)	1.5	-%	1.3	-%	11.3	0.1%	43.9	0.3%	57.5	0.4%
Mark-to-market effects (b)	24.7	0.1%	36.0	0.2%	(32.1)	(0.2)%	(13.9)	(0.1)%	(62.8)	(0.4)%
Product recall (c)	19.3	0.1%	-	-%	-	-%	-	-%	-	-%
Investment activity, net (d)	8.4	-%	(22.8)	(0.1)%	-	-%	-	-%	-	-%
Divestitures loss (gain) (e)	-	-%	30.0	0.2%	-	-%	6.5	-%	(148.2)	(0.9)%
Acquisition transaction and integration costs (f)	-	-%	25.6	0.1%	34.0	0.2%	-	-%	-	-%
Asset impairments (g)	-	-%	207.4	1.2%	96.9	0.6%	-	-%	-	-%
Legal recovery (h)	-	-%	(16.2)	(0.1)%	-	-%	-	-%	-	-%
Hyperinflationary accounting (i)	-	-%	3.2	-%	-	-%	-	-%	-	-%
Adjusted operating profit	$3,058.0	17.3%	$2,858.0	16.9%	$2,612.7	16.6%	$2,750.5	17.6%	$2,774.9	16.8%

Note: Table may not foot due to rounding.

(a)Restructuring and project-related charges for previously announced restructuring actions. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report.

(b)Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

(c)Product recall costs related to our international Green Giant business.

(d)Valuation losses and the loss on sale of certain corporate investments in fiscal 2020. Valuation gains on certain corporate investments in fiscal 2019.

(e)Loss on the sale of our La Salteña refrigerated dough business in Argentina and gain on the sale of our yogurt business in China in fiscal 2019. Please see Note 3 to the Consolidated Financial Statements in Item 8 of this report. Loss on the sale of our Martel, Ohio manufacturing facility in fiscal 2017. Fiscal 2016 represents the gain on the sale of our North American Green Giant product lines, the loss on the sale of our General Mills de Venezuela CA subsidiary, and the loss on the sale of our General Mills Argentina S.A. foodservice business.

(f)Costs related to the acquisition of Blue Buffalo. Fiscal 2019 represented acquisition integration costs, while fiscal 2018 represented acquisition transaction and integration costs.

(g)Impairment charges related to our Progresso, Food Should Taste Good, and Mountain High brand intangible assets and certain manufacturing assets in our North America Retail and Asia & Latin America segments in fiscal 2019. Impairment charges related to our Yoki, Mountain High, and Immaculate Baking brand intangible assets in fiscal 2018. Please see Note 6 to the Consolidated Financial Statements in Item 8 of this report.

(h)Represents a legal recovery related to our Yoplait SAS subsidiary.

(i)Represents the impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in fiscal 2019.

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Fiscal Year
	2020	2019	Change
Operating profit as reported	$2,953.9	$2,515.9	17%
Restructuring charges (a)	50.2	77.6
Project-related costs (a)	1.5	1.3
Mark-to-market effects (b)	24.7	36.0
Product recall (c)	19.3	-
Investment activity, net (d)	8.4	(22.8)
Divestitures loss (e)	-	30.0
Acquisition integration costs (f)	-	25.6
Asset impairments (g)	-	207.4
Legal recovery (h)	-	(16.2)
Hyperinflationary accounting (i)	-	3.2
Adjusted operating profit	$3,058.0	$2,858.0	7%
Foreign currency exchange impact			Flat
Adjusted operating profit growth, on a constant-currency basis			7%

Note: Table may not foot due to rounding.

(a)Restructuring and project-related charges for previously announced restructuring actions. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report.

(b)Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

(c)Product recall costs related to our international Green Giant business.

(d)Valuation losses and the loss on sale of certain corporate investments in fiscal 2020. Valuation gains on certain corporate investments in fiscal 2019.

(e)Loss on the sale of our La Salteña and refrigerated dough business in Argentina and the gain on the sale of our yogurt business in China. Please see Note 3 to the Consolidated Financial Statements in Item 8 of this report.

(f)Integration costs resulting from the acquisition of Blue Buffalo in fiscal 2018.

(g)Impairment charges related to our Progresso, Food Should Taste Good, and Mountain High brand intangible assets and certain manufacturing assets in our North America Retail and Asia & Latin America segments. Please see Note 6 to the Consolidated Financial Statements in Item 8 of this report.

(h)Represents a legal recovery related to our Yoplait SAS subsidiary.

(i)Represents the impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in fiscal 2019.

Net Debt-to-Adjusted Earnings before Net Interest, Income Taxes, Depreciation and Amortization (EBITDA) Ratio

We believe that this measure provides useful information to investors because it is an indicator of our ability to incur additional debt and to service our existing debt.

The reconciliation of adjusted EBITDA to net earnings, including earnings attributable to redeemable and noncontrolling interests, its GAAP equivalent, as well as the calculation of the net debt-to-adjusted EBITDA ratio are as follows:

	Fiscal Year
In Millions	2020	2019
Total debt (a)	$13,539.5	$14,490.0
Cash	1,677.8	450.0
Net debt	$11,861.7	$14,040.0

Net earnings, including earnings attributable to redeemable and noncontrolling interests, as reported	$2,210.8	$1,786.2
Income taxes	480.5	367.8
Interest, net	466.5	521.8
Depreciation and amortization	594.7	620.1
EBITDA	3,752.5	3,295.9
After-tax earnings from joint ventures	(91.1)	(72.0)
Restructuring charges (b)	50.2	77.6
Project-related costs (b)	1.5	1.3
Mark-to-market effects (c)	24.7	36.0
Product recall (d)	19.3	-
Investment activity, net (e)	8.4	(22.8)
Divestitures loss (f)	-	30.0
Acquisition integration costs (g)	-	25.6
Asset impairments (h)	-	207.4
Legal recovery (i)	-	(16.2)
Hyperinflationary accounting (j)	-	3.2
Adjusted EBITDA	$3,765.6	$3,566.0

Net debt-to-adjusted EBITDA ratio	3.2	3.9

Note: Table may not foot due to rounding.

(a)Notes payable and long-term debt, including current portion.

(b)Restructuring and project-related charges for previously announced restructuring actions. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report.

(c)Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

(d)Product recall costs related to our international Green Giant business.

(e)Valuation losses and the loss on sale of certain corporate investments in fiscal 2020. Valuation gains on certain corporate investments in fiscal 2019.

(f)Loss on the sale of our La Salteña refrigerated dough business in Argentina and the gain on the sale of our yogurt business in China. Please see Note 3 to the Consolidated Financial Statements in Item 8 of this report.

(g)Integration costs resulting from the acquisition of Blue Buffalo in fiscal 2018.

(h)Impairment charges related to our Progresso, Food Should Taste Good, and Mountain High brand intangible assets and certain manufacturing assets in our North America Retail and Asia & Latin America segments. Please see Note 6 to the Consolidated Financial Statements in Item 8 of this report.

(i)Represents a legal recovery related to our Yoplait SAS subsidiary.

(j)Represents the impact of hyperinflationary accounting for our Argentina subsidiary, which was sold in fiscal 2019.

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

Our future results could be affected by a variety of factors, such as: the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; disruptions or inefficiencies in the supply chain, including any impact of the COVID-19 pandemic; competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, tax rates, or the availability of capital; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets, changes in capital structure; changes in the legal and regulatory environment, including tax legislation, labeling and advertising regulations, and litigation; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in consumer demand for our products; effectiveness of advertising, marketing, and promotional programs; changes in consumer behavior, trends, and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, and energy; effectiveness of restructuring and cost saving initiatives; volatility in the market value of derivatives used to manage price risk for certain commodities; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; failure or breach of our information technology systems; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

You should also consider the risk factors that we identify in Item 1A of this report, which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk stemming from changes in interest and foreign exchange rates and commodity and equity prices. Changes in these factors could cause fluctuations in our earnings and cash flows. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. The counterparties in these transactions are generally highly rated institutions. We establish credit limits for each counterparty. Our hedging transactions include but are not limited to a variety of derivative financial instruments. For information on interest rate, foreign exchange, commodity price, and equity instrument risk, please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

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

The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 31, 2020 and May 26, 2019, and the average fair value impact during the year ended May 31, 2020.

	Fair Value Impact
In Millions	May 31, 2020	Average during fiscal 2020	May 26, 2019
Interest rate instruments	$78.8	$80.3	$74.4
Foreign currency instruments	19.3	15.3	16.8
Commodity instruments	2.6	3.0	4.1
Equity instruments	5.0	2.9	2.3

ITEM 8 - Financial Statements and Supplementary Data

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

The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2021.

/s/ J. L. Harmening/s/ K. A. Bruce

J. L. HarmeningK. A. Bruce

Chief Executive OfficerChief Financial Officer

July 2, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

General Mills, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries (the “Company”) as of May 31, 2020 and May 26, 2019, the related consolidated statements of earnings, comprehensive income, total equity and redeemable interest, and cash flows for each of the years in the three-year period ended May 31, 2020, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and May 26, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of May 27, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and related amendments.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of valuation of goodwill and brands and other indefinite-lived intangible assets

As discussed in Note 6 to the consolidated financial statements, the goodwill and brand and other indefinite-lived intangibles balances as of May 31, 2020 were $13,923.2 million and $6,561.4 million, respectively. The impairment tests for these assets, which are performed annually and whenever events or changes in circumstances indicate that impairment may have occurred, require the Company to estimate the fair value of the reporting units to which goodwill is assigned as well as the brand and other indefinite-lived intangible assets. The fair value estimates are derived from discounted cash flow analyses that require the Company to make judgments about highly subjective matters, including future operating results, including revenue growth rates and operating margins, and an estimate of the discount rates and royalty rates.

We identified the evaluation of valuation of goodwill and brands and other indefinite-lived intangible assets as a critical audit matter. There was a significant degree of judgment required in evaluating audit evidence, which consists primarily of forward looking assumptions about future operating results, specifically the revenue growth rates, operating margins, royalty rates and subjective inputs used to estimate the discount rates.

The primary procedures we performed to address this critical audit matter included the following. We evaluated the design and tested the operating effectiveness of internal controls related to the critical audit matter. This included controls related to the assumptions about future operating results and the discount and royalty rates used to measure the reporting unit and brand and other intangible fair values. We performed sensitivity analyses over the revenue growth rates, operating margins, brand royalty rates and discount rates to assess the impact of other points within a range of potential assumptions. We evaluated the revenue growth rates and operating margin assumptions by comparing them to recent financial performance and external market and industry data. We evaluated whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discount rates and royalty rates by comparing them against rate ranges that were independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1928.

Minneapolis, Minnesota

July 2, 2020

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)

	Fiscal Year
	2020	2019	2018
Net sales	$17,626.6	$16,865.2	$15,740.4
Cost of sales	11,496.7	11,108.4	10,304.8
Selling, general, and administrative expenses	3,151.6	2,935.8	2,850.1
Divestitures loss	-	30.0	-
Restructuring, impairment, and other exit costs	24.4	275.1	165.6
Operating profit	2,953.9	2,515.9	2,419.9
Benefit plan non-service income	(112.8)	(87.9)	(89.4)
Interest, net	466.5	521.8	373.7
Earnings before income taxes and after-tax earnings from joint ventures	2,600.2	2,082.0	2,135.6
Income taxes	480.5	367.8	57.3
After-tax earnings from joint ventures	91.1	72.0	84.7
Net earnings, including earnings attributable to redeemable and noncontrolling interests	2,210.8	1,786.2	2,163.0
Net earnings attributable to redeemable and noncontrolling interests	29.6	33.5	32.0
Net earnings attributable to General Mills	$2,181.2	$1,752.7	$2,131.0
Earnings per share - basic	$3.59	$2.92	$3.69
Earnings per share - diluted	$3.56	$2.90	$3.64
Dividends per share	$1.96	$1.96	$1.96
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)

	Fiscal Year
	2020	2019	2018
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$2,210.8	$1,786.2	$2,163.0
Other comprehensive income (loss), net of tax:
Foreign currency translation	(169.1)	(82.8)	(37.0)
Net actuarial (loss) income	(224.6)	(253.4)	140.1
Other fair value changes:
Securities	-	-	1.2
Hedge derivatives	3.2	12.1	(50.8)
Reclassification to earnings:
Securities	-	(2.0)	(5.1)
Hedge derivatives	4.1	0.9	17.4
Amortization of losses and prior service costs	77.9	84.6	117.6
Other comprehensive (loss) income, net of tax	(308.5)	(240.6)	183.4
Total comprehensive income	1,902.3	1,545.6	2,346.4
Comprehensive income (loss) attributable to redeemable and noncontrolling interests	10.1	(10.7)	70.5
Comprehensive income attributable to General Mills	$1,892.2	$1,556.3	$2,275.9
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
	May 31, 2020	May 26, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,677.8	$450.0
Receivables	1,615.1	1,679.7
Inventories	1,426.3	1,559.3
Prepaid expenses and other current assets	402.1	497.5
Total current assets	5,121.3	4,186.5
Land, buildings, and equipment	3,580.6	3,787.2
Goodwill	13,923.2	13,995.8
Other intangible assets	7,095.8	7,166.8
Other assets	1,085.8	974.9
Total assets	$30,806.7	$30,111.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,247.7	$2,854.1
Current portion of long-term debt	2,331.5	1,396.5
Notes payable	279.0	1,468.7
Other current liabilities	1,633.3	1,367.8
Total current liabilities	7,491.5	7,087.1
Long-term debt	10,929.0	11,624.8
Deferred income taxes	1,947.1	2,031.0
Other liabilities	1,545.0	1,448.9
Total liabilities	21,912.6	22,191.8
Redeemable interest	544.6	551.7
Stockholders' equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,348.6	1,386.7
Retained earnings	15,982.1	14,996.7
Common stock in treasury, at cost, shares of 144.8 and 152.7	(6,433.3)	(6,779.0)
Accumulated other comprehensive loss	(2,914.4)	(2,625.4)
Total stockholders' equity	8,058.5	7,054.5
Noncontrolling interests	291.0	313.2
Total equity	8,349.5	7,367.7
Total liabilities and equity	$30,806.7	$30,111.2
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)
	Fiscal Year
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Total equity, beginning balance		$7,367.7		$6,492.4		$4,685.5
Common stock	754.6	75.5	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,386.7		1,202.5		1,120.9
Shares issued		-		-		(39.1)
Stock compensation plans		(12.1)		(96.4)		(57.9)
Unearned compensation related to stock unit awards		(85.7)		(71.3)		(58.1)
Earned compensation		92.8		82.8		77.0
(Increase) decrease in redemption value of redeemable interest		(33.1)		269.1		159.7
Ending balance		1,348.6		1,386.7		1,202.5
Retained earnings:
Beginning balance		14,996.7		14,459.6		13,138.9
Comprehensive income		2,181.2		1,752.7		2,131.0
Cash dividends declared ($1.96, $1.96, and $1.96 per share)		(1,195.8)		(1,181.7)		(1,139.7)
Reclassification of certain income tax effects		-		-		329.4
Adoption of revenue recognition accounting requirements		-		(33.9)		-
Ending balance		15,982.1		14,996.7		14,459.6
Common stock in treasury:
Beginning balance	(152.7)	(6,779.0)	(161.5)	(7,167.5)	(177.7)	(7,762.9)
Shares purchased	(0.1)	(3.4)	-	(1.1)	(10.9)	(601.6)
Shares issued	-	-	-	-	22.7	1,009.0
Stock compensation plans	8.0	349.1	8.8	389.6	4.4	188.0
Ending balance	(144.8)	(6,433.3)	(152.7)	(6,779.0)	(161.5)	(7,167.5)
Accumulated other comprehensive loss:
Beginning balance		(2,625.4)		(2,429.0)		(2,244.5)
Comprehensive (loss) income		(289.0)		(196.4)		144.9
Reclassification of certain income tax effects		-		-		(329.4)
Ending balance		(2,914.4)		(2,625.4)		(2,429.0)
Noncontrolling interests:
Beginning balance		313.2		351.3		357.6
Comprehensive income		10.3		0.4		26.9
Distributions to redeemable and noncontrolling interest holders		(32.5)		(38.5)		(33.2)
Ending balance		291.0		313.2		351.3
Total equity, ending balance		$8,349.5		$7,367.7		$6,492.4
Redeemable interest:
Beginning balance		551.7		776.2		910.9
Comprehensive (loss) income		(0.2)		(11.1)		43.6
Increase in investment in redeemable interest		-		55.7		-
Increase (decrease) in redemption value of redeemable interest		33.1		(269.1)		(159.7)
Distributions to redeemable and noncontrolling interest holders		(40.0)		-		(18.6)
Ending balance		$544.6		$551.7		$776.2
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)
	Fiscal Year
	2020	2019	2018
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$2,210.8	$1,786.2	$2,163.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	594.7	620.1	618.8
After-tax earnings from joint ventures	(91.1)	(72.0)	(84.7)
Distributions of earnings from joint ventures	76.5	86.7	113.2
Stock-based compensation	94.9	84.9	77.0
Deferred income taxes	(29.6)	93.5	(504.3)
Pension and other postretirement benefit plan contributions	(31.1)	(28.8)	(31.8)
Pension and other postretirement benefit plan costs	(32.3)	6.1	4.6
Divestitures loss	-	30.0	-
Restructuring, impairment, and other exit costs	43.6	235.7	126.0
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	793.9	(7.5)	542.1
Other, net	45.9	(27.9)	(182.9)
Net cash provided by operating activities	3,676.2	2,807.0	2,841.0
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(460.8)	(537.6)	(622.7)
Acquisition, net of cash acquired	-	-	(8,035.8)
Investments in affiliates, net	(48.0)	0.1	(17.3)
Proceeds from disposal of land, buildings, and equipment	1.7	14.3	1.4
Proceeds from divestitures	-	26.4	-
Other, net	20.9	(59.7)	(11.0)
Net cash used by investing activities	(486.2)	(556.5)	(8,685.4)
Cash Flows - Financing Activities
Change in notes payable	(1,158.6)	(66.3)	327.5
Issuance of long-term debt	1,638.1	339.1	6,550.0
Payment of long-term debt	(1,396.7)	(1,493.8)	(600.1)
Proceeds from common stock issued on exercised options	263.4	241.4	99.3
Proceeds from common stock issued	-	-	969.9
Purchases of common stock for treasury	(3.4)	(1.1)	(601.6)
Dividends paid	(1,195.8)	(1,181.7)	(1,139.7)
Investments in redeemable interest	-	55.7	-
Distributions to noncontrolling and redeemable interest holders	(72.5)	(38.5)	(51.8)
Other, net	(16.0)	(31.2)	(108.0)
Net cash (used) provided by financing activities	(1,941.5)	(2,176.4)	5,445.5
Effect of exchange rate changes on cash and cash equivalents	(20.7)	(23.1)	31.8
Increase (decrease) in cash and cash equivalents	1,227.8	51.0	(367.1)
Cash and cash equivalents - beginning of year	450.0	399.0	766.1
Cash and cash equivalents - end of year	$1,677.8	$450.0	$399.0
Cash flow from changes in current assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables	$37.9	$(42.7)	$(122.7)
Inventories	103.1	53.7	15.6
Prepaid expenses and other current assets	94.2	(114.3)	(10.7)
Accounts payable	392.5	162.4	575.3
Other current liabilities	166.2	(66.6)	84.6
Changes in current assets and liabilities	$793.9	$(7.5)	$542.1
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

Our fiscal year ends on the last Sunday in May. Fiscal year 2020 consisted of 53 weeks, while fiscal years 2019 and 2018 consisted of 52 weeks.

Certain reclassifications to our previously reported financial information have been made to conform to the current period presentation. See Note 2 for additional information.

Change in Reporting Period

As part of a long-term plan to conform the fiscal year ends of all our operations, in fiscal 2020 we changed the reporting period of our Pet segment from an April fiscal year-end to a May fiscal year-end to match our fiscal calendar. Accordingly, our fiscal 2020 results include 13 months of Pet segment results compared to 12 months in fiscal 2019. The impact of this change was not material to our consolidated results of operations and, therefore, we did not restate prior period financial statements for comparability. Our India business is on an April fiscal year end.

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

Land, Buildings, Equipment, and Depreciation

Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 years, and equipment, furniture, and software are usually depreciated over 3 to 10 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation and the resulting gains and losses, if any, are recognized in earnings. As of May 31, 2020, assets held for sale were insignificant.

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

We evaluate the useful lives of our other intangible assets, mainly brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets. Intangible assets that are deemed to have finite lives are amortized on a straight-line basis, over their useful lives, generally ranging from 4 to 30 years.

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

Leases

We determine whether an arrangement is a lease at inception. When our lease arrangements include lease and non-lease components, we account for lease and non-lease components (e.g. common area maintenance) separately based on their relative standalone prices.

Any lease arrangements with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheet, and we recognize lease costs for these lease arrangements on a straight-line basis over the lease term. Many of our lease arrangements provide us with options to exercise one or more renewal terms or to terminate the lease arrangement. We include these options when we are reasonably certain to exercise them in the lease term used to establish our right of use assets and lease liabilities. Generally, our lease agreements do not include an option to purchase the leased asset, residual value guarantees, or material restrictive covenants.

We have certain lease arrangements with variable rental payments. Our lease arrangements for our Häagen-Dazs retail shops often include rental payments that are based on a percentage of retail sales. We have other lease arrangements that are adjusted periodically based on an inflation index or rate. The future variability of these payments and adjustments are unknown, and therefore they are not included as minimum lease payments used to determine our right of use assets and lease liabilities. Variable rental payments are recognized in the period in which the obligation is incurred.

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

Revenue Recognition

Our revenues primarily result from contracts with customers, which are generally short-term and have a single performance obligation – the delivery of product. We recognize revenue for the sale of packaged foods at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs when the shipment is accepted by our customer. Sales include shipping and handling charges billed to the customer and are reported net of variable consideration and consideration payable to our customers, including trade promotion, consumer coupon redemption and other reductions to the transaction price, including estimated allowances for returns, unsalable product, and prompt pay discounts. Sales, use, value-added, and other excise taxes are not included in revenue. Trade promotions are recorded using significant judgment of estimated participation and performance levels for offered programs at the time of sale. Differences between estimated and actual reductions to the transaction price are recognized as a change in estimate in a subsequent period. We generally do not allow a right of return. However, on a limited case-by-case basis with prior approval, we may allow customers to return product. In limited circumstances, product returned in saleable condition is resold to other customers or outlets. Receivables from customers generally do not bear interest. Payment terms and collection patterns vary around the world and by channel, and are short-term, and as such, we do not have any significant financing components. Our allowance for doubtful accounts represents our estimate of probable non-payments and credit losses in our existing receivables, as determined based on a review of past due balances and other specific account data. Account balances are written off against the allowance when we deem the amount is uncollectible. Please see Note 17 for a disaggregation of our revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. We do not have material contract assets or liabilities arising from our contracts with customers.

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

Certain equity-based compensation plans contain provisions that accelerate vesting of awards upon retirement, termination, or death of eligible employees and directors. We consider a stock-based award to be vested when the employee’s or director’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the related compensation cost is generally recognized immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

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

Use of Estimates

Preparing our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include our accounting for revenue recognition, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit and postemployment benefit plans. Actual results could differ from our estimates.

New Accounting Standards

In the fourth quarter of fiscal 2020, we adopted new accounting requirements related to the annual disclosure requirements for defined benefit pension and other postretirement benefit plans. The new standard modifies specific disclosures to improve usefulness to financial statement users. We adopted the requirements of the new standard using a retrospective approach. The adoption of this guidance did not impact our results of operations or financial position.

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

In the first quarter of fiscal 2020, we adopted new requirements for the accounting, presentation, and classification of leases. This results in certain leases being capitalized as a right of use asset with a related liability on our Consolidated Balance Sheet. We performed a review of our lease portfolio, implemented lease accounting software, and developed a centralized business process with corresponding controls. We adopted this guidance utilizing the cumulative effect adjustment approach, which required application of the guidance at the adoption date, and elected certain practical expedients permitted under the transition guidance, including not reassessing whether existing contracts contain leases and carrying forward the historical classification of those leases. In addition, we elected not to recognize leases with an initial term of 12 months or less on our Consolidated Balance Sheet and to continue our historical treatment of land easements, under permitted elections. This guidance did not have a material impact on retained earnings, our Consolidated Statements of Earnings, or our Consolidated Statements of Cash Flows. See Note 7 to the Consolidated Financial Statements for additional information on the impact to our Consolidated Balance Sheet.

In the first quarter of fiscal 2019, we adopted new accounting requirements related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense, and net periodic postemployment benefit expense (collectively “net periodic benefit expense”). The new standard requires the service cost component of net periodic benefit expense to be recorded in the same line items as other employee compensation costs within our Consolidated Statements of Earnings. Other components of net periodic benefit expense must be presented separately outside of operating profit in our Consolidated Statements of Earnings. In addition, the new standard requires that only the service cost component of net periodic benefit expense is eligible for capitalization. The new standard requires retrospective adoption of the presentation of net periodic benefit expense and prospective application of the capitalization of the service cost component. The impact of the adoption of this standard on our results of operations was a decrease to our operating profit of $87.9 million and $89.4 million and a corresponding increase to benefit plan non-service income of $87.9 million and $89.4 million for fiscal 2019 and fiscal 2018, respectively. There were no changes to our reported segment operating profit.

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

In the first quarter of fiscal 2018, we adopted new accounting requirements that permit reporting entities to measure a goodwill impairment loss by the amount by which a reporting unit’s carrying value exceeds the reporting unit’s fair value. Previously, goodwill impairment losses were required to be measured by determining the implied fair value of goodwill. The adoption of this guidance did not impact our results of operations or financial position.

NOTE 3. DIVESTITURES

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

In fiscal 2020, we did not undertake any new restructuring actions and recorded $50.2 million of restructuring charges for previously announced restructuring actions.

In fiscal 2019, we recorded $77.6 million of restructuring charges primarily related to approved restructuring actions to drive efficiencies in targeted areas of our global supply chain. In fiscal 2020, we increased the estimate of expected severance charges by $3 million and decreased the estimate of other exit costs related to these actions by $4 million. We now expect to spend a total of approximately $24 million of cash related to these actions. Certain actions are subject to union negotiations and works counsel consultations, where required. We expect these actions to be completed by the end of fiscal 2022. The remaining expense to be incurred is approximately $8 million of other exit costs.

We paid net $6.6 million of cash related to restructuring actions previously announced in fiscal 2020, compared to $49.3 million in fiscal 2019.

Charges recorded in fiscal 2019 were as follows:

Expense, in Millions
Targeted actions in global supply chain	$80.2
Charges associated with restructuring actions previously announced	(2.6)
Total	$77.6

Charges recorded in fiscal 2018 were as follows:

Expense, in Millions
Global cost savings initiatives	$49.3
Charges associated with restructuring actions previously announced	33.4
Total	$82.7

Restructuring and impairment charges and project-related costs are classified in our Consolidated Statements of Earnings as follows:

	Fiscal Year
In Millions	2020	2019	2018
Cost of sales	$25.8	$9.9	$14.0
Restructuring, impairment, and other exit costs	24.4	275.1	165.6
Total restructuring and impairment charges	50.2	285.0	179.6
Project-related costs classified in cost of sales	$1.5	$1.3	$11.3

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 28, 2017	$81.8	$0.7	$2.5	$85.0
Fiscal 2018 charges, including foreign currency translation	40.8	0.2	(0.7)	40.3
Utilized in fiscal 2018	(56.6)	(0.8)	(1.1)	(58.5)
Reserve balance as of May 27, 2018	66.0	0.1	0.7	66.8
Fiscal 2019 charges, including foreign currency translation	7.7	2.5	1.4	11.6
Utilized in fiscal 2019	(37.2)	(2.6)	(2.1)	(41.9)
Reserve balance as of May 26, 2019	36.5	-	-	36.5
Fiscal 2020 charges, including foreign currency translation	(5.0)	0.8	1.7	(2.5)
Utilized in fiscal 2020	(13.7)	(0.8)	(1.7)	(16.2)
Reserve balance as of May 31, 2020	$17.8	$-	$-	$17.8

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

NOTE 5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

We have a 50 percent interest in Cereal Partners Worldwide (CPW), which manufactures and markets ready-to-eat cereal products in more than 130 countries outside the United States and Canada. CPW also markets cereal bars in several European countries and manufactures private label cereals for customers in the United Kingdom. We have guaranteed a portion of CPW’s debt and its pension obligation in the United Kingdom.

We also have a 50 percent interest in Häagen-Dazs Japan, Inc. (HDJ). This joint venture manufactures and markets Häagen-Dazs ice cream products and frozen novelties.

Results from our CPW and HDJ joint ventures are reported for the 12 months ended March 31.

Joint venture related balance sheet activity is as follows:

In Millions	May 31, 2020	May 26, 2019
Cumulative investments	$481.4	$452.9
Goodwill and other intangibles	460.5	472.1
Aggregate advances included in cumulative investments	279.5	249.0

Joint venture earnings and cash flow activity is as follows:

	Fiscal Year
In Millions	2020	2019	2018
Sales to joint ventures	$5.9	$4.2	$7.4
Net advances (repayments)	48.0	(0.1)	17.3
Dividends received	76.5	86.7	113.2

Summary combined financial information for the joint ventures on a 100 percent basis is as follows:

	Fiscal Year
In Millions	2020	2019	2018
Net sales:
CPW	$1,654.3	$1,647.7	$1,734.0
HDJ	391.3	396.2	430.4
Total net sales	2,045.6	2,043.9	2,164.4
Gross margin	785.3	744.4	853.6
Earnings before income taxes	214.0	155.4	216.2
Earnings after income taxes	176.5	111.9	176.7

In Millions	May 31, 2020	May 26, 2019
Current assets	$870.0	$895.6
Noncurrent assets	781.4	839.2
Current liabilities	1,365.6	1,517.3
Noncurrent liabilities	104.2	77.1

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets are as follows:

In Millions	May 31, 2020	May 26, 2019
Goodwill	$13,923.2	$13,995.8
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,561.4	6,590.8
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	777.8	786.1
Less accumulated amortization	(243.4)	(210.1)
Intangible assets subject to amortization	534.4	576.0
Other intangible assets	7,095.8	7,166.8
Total	$21,019.0	$21,162.6

Based on the carrying value of finite-lived intangible assets as of May 31, 2020, amortization expense for each of the next five fiscal years is estimated to be approximately $40 million.

The changes in the carrying amount of goodwill for fiscal 2018, 2019, and 2020 are as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 28, 2017	$6,406.5	$-	$918.8	$700.8	$312.4	$408.7	$8,747.2
Acquisition	-	5,294.9	-	-	-	-	5,294.9
Other activity, primarily foreign currency translation	4.1	-	-	29.1	(27.4)	17.1	22.9
Balance as of May 27, 2018	6,410.6	5,294.9	918.8	729.9	285.0	425.8	14,065.0
Divestitures	-	-	-	-	(0.5)	-	(0.5)
Purchase accounting adjustment	-	5.6	-	-	-	-	5.6
Other activity, primarily foreign currency translation	(4.1)	-	-	(29.5)	(24.3)	(16.4)	(74.3)
Balance as of May 26, 2019	6,406.5	5,300.5	918.8	700.4	260.2	409.4	13,995.8
Other activity, primarily foreign currency translation	(2.8)	-	-	(9.7)	(56.4)	(3.7)	(72.6)
Balance as of May 31, 2020	$6,403.7	$5,300.5	$918.8	$690.7	$203.8	$405.7	$13,923.2

The changes in the carrying amount of other intangible assets for fiscal 2018, 2019, and 2020 are as follows:

In Millions	Total
Balance as of May 28, 2017	$4,530.4
Acquisition	3,015.0
Impairment charge	(96.9)
Other activity, primarily amortization and foreign currency translation	(3.4)
Balance as of May 27, 2018	$7,445.1
Impairment charge	(192.6)
Other activity, primarily amortization and foreign currency translation	(85.7)
Balance as of May 26, 2019	$7,166.8
Other activity, primarily amortization and foreign currency translation	(71.0)
Balance as of May 31, 2020	$7,095.8

Our annual goodwill and indefinite-lived intangible assets impairment test was performed on the first day of the second quarter of fiscal 2020, and we determined there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Europe & Australia reporting unit and the Progresso brand intangible asset.

The excess fair values as of the fiscal 2020 test date of the Europe & Australia reporting unit and the Progresso brand intangible asset were as follows:

In Millions	Carrying Value of Intangible Asset	Excess Fair Value as of Fiscal 2020 Test Date
Europe & Australia	$672.6	14%
Progresso	$330.0	5%

In addition, while having significant coverage as of our fiscal 2020 assessment date, the Pillsbury brand intangible asset had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

We did not identify any indicators of impairment, including impacts of the recent COVID-19 pandemic, for any goodwill or indefinite-lived intangible assets as of May 31, 2020.

In fiscal 2019, as a result of lower sales projections in our long-range plans for the businesses supporting the Progresso, Food Should Taste Good, and Mountain High brand intangible assets, we recorded a $192.6 million impairment charge in restructuring, impairment, and other exit costs. In fiscal 2018, we recorded a $96.9 million charge related to the impairment of our Yoki, Mountain High, and Immaculate Baking brand intangible assets in restructuring, impairment, and other exit costs. Significant assumptions used in these assessments included our long-range cash flow projections for the businesses, royalty rates, weighted-average cost of capital rates, and tax rates.

NOTE 7. LEASES

Our lease portfolio primarily consists of operating lease arrangements for certain warehouse and distribution space, office space, retail shops, production facilities, rail cars, production and distribution equipment, automobiles, and office equipment. Our lease costs associated with finance leases and sale-leaseback transactions and our lease income associated with lessor and sublease arrangements are not material to our Consolidated Financial Statements.

Components of our lease cost are as follows:

Fiscal Year
In Millions	2020
Operating lease cost	$133.5
Variable lease cost	14.4
Short-term lease cost	23.3

Rent expense under all operating leases from continuing operations was $184.9 million in fiscal 2019 and $189.4 million in fiscal 2018.

Maturities of our operating and finance lease obligations by fiscal year are as follows:

In Millions	Operating Leases	Finance Leases
Fiscal 2021	$115.4	$0.1
Fiscal 2022	97.6	0.1
Fiscal 2023	73.9	-
Fiscal 2024	56.8	-
Fiscal 2025	35.1	-
After fiscal 2025	33.7	-
Total noncancelable future lease obligations	$412.5	$0.2
Less: Interest	(33.5)	-
Present value of lease obligations	$379.0	$0.2

The lease payments presented in the table above exclude $46.2 million of minimum lease payments for operating leases we have committed to but have not yet commenced as of May 31, 2020.

Noncancelable future operating lease commitments as of May 26, 2019, were as follows:

In Millions
Fiscal 2020	$120.0
Fiscal 2021	101.7
Fiscal 2022	85.0
Fiscal 2023	63.8
Fiscal 2024	49.1
After fiscal 2024	63.0
Total noncancelable future lease commitments	$482.6

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

	May 31, 2020
Weighted-average remaining lease term	4.6	years
Weighted-average discount rate	4.1%

Supplemental operating cash flow information and non-cash activity related to our operating leases are as follows:

Fiscal Year
In Millions	2020
Cash paid for amounts included in the measurement of lease liabilities	$131.0
Right of use assets obtained in exchange for new lease liabilities	$46.3

NOTE 8. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 31, 2020, and May 26, 2019, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Fair Value		Gross Gains		Gross Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2020	2019	2020	2019	2020	2019	2020	2019
Available for sale debt securities	$56.7	$34.3	$56.7	$34.3	$-	$-	$-	$-
Equity securities	0.3	0.6	4.9	18.5	4.6	17.9	-	-
Total	$57.0	$34.9	$61.6	$52.8	$4.6	$17.9	$-	$-

During fiscal 2020, we received $16.0 million of proceeds and recorded $4.0 million of realized losses from the sale of marketable securities. There were no realized gains or losses from sales of marketable securities in fiscal 2019. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period and the security’s maturity date. The aggregate unrealized gains and losses on available-for-sale debt securities, net of tax effects, are classified in AOCI within stockholders’ equity.

Scheduled maturities of our marketable securities are as follows:

	Marketable Securities
In Millions	Cost	Fair Value
Under 1 year (current)	$56.7	$56.7
Equity securities	0.3	4.9
Total	$57.0	$61.6

As of May 31, 2020, we had $2.3 million of marketable debt securities and $15.9 million of cash and cash equivalents pledged as collateral for derivative contracts. As of May 31, 2020, $43.5 million of certain accounts receivable were pledged as collateral against a foreign uncommitted line of credit.

The fair value and carrying amounts of long-term debt, including the current portion, were $14,538.4 million and $13,260.5 million, respectively, as of May 31, 2020. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Unallocated corporate items for fiscal 2020, 2019, and 2018 included:

	Fiscal Year
In Millions	2020	2019	2018
Net (loss) gain on mark-to-market valuation of commodity positions	$(63.0)	$(39.0)	$14.3
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	35.6	10.0	11.3
Net mark-to-market revaluation of certain grain inventories	2.7	(7.0)	6.5
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(24.7)	$(36.0)	$32.1

As of May 31, 2020, the net notional value of commodity derivatives was $234.5 million, of which $159.4 million related to agricultural inputs and $75.1 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

In advance of planned debt financing, we entered into $750.0 million notional amount of treasury locks due April 02, 2020 with an average fixed rate of 0.67 percent. All of these treasury locks were cash settled for $1.4 million during the fourth quarter of fiscal 2020, concurrent with the issuance of our $750.0 million 10-year fixed rate notes.

In advance of planned debt financing, in the fourth quarter of fiscal 2020, we entered into $300.0 million notional amount of treasury locks due January 13, 2022 with an average fixed rate of 0.85 percent.

During the third quarter of fiscal 2020, we entered into a €600.0 million notional amount interest rate swap to convert our €600.0 million fixed rate notes due January 15, 2026, to a floating rate.

During the second quarter of fiscal 2020, we entered into a $500.0 million notional amount interest rate swap to convert a portion of our $850.0 million floating-rate notes due April 16, 2021, to a fixed rate.

As of May 31, 2020, the pre-tax amount of cash-settled interest rate hedge gain or loss remaining in AOCI, which will be reclassified to earnings over the remaining term of the related underlying debt, follows:

In Millions	Gain/(Loss)
3.15% notes due December 15, 2021	$(15.2)
2.6% notes due October 12, 2022	1.7
1.0% notes due April 27, 2023	(0.7)
3.7% notes due October 17, 2023	(1.1)
3.65% notes due February 15, 2024	6.6
4.0% notes due April 17, 2025	(2.8)
3.2% notes due February 10, 2027	11.4
1.5% notes due April 27, 2027	(2.3)
4.2% notes due April 17, 2028	(8.0)
4.55% notes due April 17, 2038	(9.8)
5.4% notes due June 15, 2040	(11.2)
4.15% notes due February 15, 2043	8.9
4.7% notes due April 17, 2048	(13.2)
Net pre-tax hedge loss in AOCI	$(35.7)

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate derivatives. Average floating rates are based on rates as of the end of the reporting period.

In Millions	May 31, 2020	May 26, 2019
Pay-floating swaps - notional amount	$666.1	$500.0
Average receive rate	0.4%	2.2%
Average pay rate	0.3%	3.1%
Pay-fixed swaps - notional amount	$500.0	$-
Average receive rate	1.7%	-%
Average pay rate	2.1%	-%

The floating rate swap contracts outstanding as of May 31, 2020, mature in fiscal 2021. The fixed rate swap contracts outstanding as of May 31, 2020, mature in fiscal 2026.

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

As of May 31, 2020, the net notional value of foreign exchange derivatives was $967.2 million.

We also have net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 31, 2020, we hedged a portion of these net investments with €2,200.0 million of euro denominated bonds. As of May 31, 2020, we had deferred net foreign currency transaction losses of $29.9 million in AOCI associated with net investment hedging activity.

EQUITY INSTRUMENTS

Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of May 31, 2020, the net notional amount of our equity swaps was $146.9 million. These swap contracts mature in fiscal 2021.

FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of May 31, 2020, and May 26, 2019, were as follows:

	May 31, 2020				May 31, 2020
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$-	$5.6	$-	$5.6	$-	$(7.8)	$-	$(7.8)
Foreign exchange contracts (a) (c)	-	19.8	-	19.8	-	(3.8)	-	(3.8)
Total	-	25.4	-	25.4	-	(11.6)	-	(11.6)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (a) (c)	-	18.8	-	18.8	-	(0.2)	-	(0.2)
Commodity contracts (a) (d)	4.6	1.6	-	6.2	(3.4)	(26.7)	-	(30.1)
Grain contracts (a) (d)	-	5.0	-	5.0	-	(1.2)	-	(1.2)
Total	4.6	25.4	-	30.0	(3.4)	(28.1)	-	(31.5)
Other assets and liabilities reported at fair value:
Marketable investments (a) (e)	4.9	56.7	-	61.6	-	-	-	-
Total	4.9	56.7	-	61.6	-	-	-	-
Total assets, liabilities, and derivative positions recorded at fair value	$9.5	$107.5	$-	$117.0	$(3.4)	$(39.7)	$-	$(43.1)

(a)These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b) Based on LIBOR and swap rates. As of May 31, 2020, the carrying amount of hedged debt designated as the hedged item in a fair value hedge was $670.9 million and was classified on the Consolidated Balance Sheet within long-term debt. As of May 31, 2020, the cumulative amount of fair value hedging basis adjustments was $4.8 million.

(c)Based on observable market transactions of spot currency rates and forward currency prices.

(d)Based on prices of futures exchanges and recently reported transactions in the marketplace.

(e) Based on prices of common stock and bond matrix pricing.

	May 26, 2019				May 26, 2019
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$-	$-	$-	$-	$-	$(1.9)	$-	$(1.9)
Foreign exchange contracts (a) (c)	-	12.9	-	12.9	-	(3.3)	-	(3.3)
Total	-	12.9	-	12.9	-	(5.2)	-	(5.2)
Derivatives not designated as hedging instruments:
Foreign exchange contracts (a) (c)	-	2.4	-	2.4	-	(1.9)	-	(1.9)
Commodity contracts (a) (d)	1.4	5.2	-	6.6	(4.4)	(3.5)	-	(7.9)
Grain contracts (a) (d)	-	6.7	-	6.7	-	(2.3)	-	(2.3)
Total	1.4	14.3	-	15.7	(4.4)	(7.7)	-	(12.1)
Other assets and liabilities reported at fair value:
Marketable investments (a) (e)	18.5	34.3	-	52.8	-	-	-	-
Long-lived assets (f)	-	19.0	-	19.0	-	-	-	-
Indefinite-lived intangible assets (g)	-	-	330.0	330.0	-	-	-	-
Total	18.5	53.3	330.0	401.8	-	-	-	-
Total assets, liabilities, and derivative positions recorded at fair value	$19.9	$80.5	$330.0	$430.4	$(4.4)	$(12.9)	$-	$(17.3)

(a)These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b) Based on LIBOR and swap rates. As of May 26, 2019, the carrying amount of hedged debt designated as the hedged item in a fair value hedge was $493.3 million and was classified on the Consolidated Balance Sheet within the current portion of long-term debt. As of May 26, 2019, the cumulative amount of fair value hedging basis adjustments was $6.7 million.

(c)Based on observable market transactions of spot currency rates and forward currency prices.

(d) Based on prices of futures exchanges and recently reported transactions in the marketplace.

(e)Based on prices of common stock and bond matrix pricing.

(f)We recorded $61.2 million in non-cash impairment charges in fiscal 2019 to write down certain long-lived assets to their fair value. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets had a carrying value of $80.2 million and were associated with the restructuring actions described in Note 4.

(g)See Note 6.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the fiscal years ended May 31, 2020, and May 26, 2019, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in other comprehensive income (OCI)	$(6.9)	$-	$11.3	$15.7	$-	$-	$-	$-	$4.4	$15.7
Amount of net gain (loss) reclassified from AOCI into earnings (a)	(9.5)	(9.0)	4.6	8.4	-	-	-	-	(4.9)	(0.6)
Amount of net gain recognized in earnings (b)	-	-	-	0.5	-	-	-	-	-	0.5
Derivatives in Fair Value Hedging Relationships:
Amount of net gain (loss) recognized in earnings (c)	(4.9)	2.4	-	-	-	-	-	-	(4.9)	2.4
Derivatives Not Designated as Hedging Instruments:
Amount of net gain (loss) recognized in earnings (b)	(1.4)	-	15.7	7.5	8.6	0.7	(55.6)	(33.6)	(32.7)	(25.4)

(a)Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts. For the fiscal year ended May 31, 2020, the amount of gain reclassified from AOCI into cost of sales was $5.1 million and the amount of loss reclassified from AOCI into SG&A was $0.5 million. For the fiscal year ended May 26, 2019, the amount of gain reclassified from AOCI into cost of sales was $10.5 million and the amount of loss reclassified from AOCI into SG&A was $2.1 million.

(b)Gain recognized in earnings is related to the ineffective portion of the hedging relationship, reported in SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

(c)Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts.

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in our Consolidated Balance Sheets to the net fair values that could be reported in our Consolidated Balance Sheets:

	May 31, 2020
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$6.2	$-	$6.2	$(4.2)	$-	$2.0	$(30.1)	$-	$(30.1)	$4.2	$15.9	$(10.0)
Interest rate contracts	6.0	-	6.0	(0.8)	-	5.2	(8.0)	-	(8.0)	0.8	-	(7.2)
Foreign exchange contracts	38.6	-	38.6	(3.7)	-	34.9	(4.0)	-	(4.0)	3.7	-	(0.3)
Equity contracts	8.6	-	8.6	-	-	8.6	-	-	-	-	-	-
Total	$59.4	$-	$59.4	$(8.7)	$-	$50.7	$(42.1)	$-	$(42.1)	$8.7	$15.9	$(17.5)

	May 26, 2019
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$6.6	$-	$6.6	$(4.9)	$-	$1.7	$(7.9)	$-	$(7.9)	$4.9	$-	$(3.0)
Interest rate contracts	-	-	-	-	-	-	(2.2)	-	(2.2)	-	-	(2.2)
Foreign exchange contracts	15.3	-	15.3	(5.1)	-	10.2	(5.2)	-	(5.2)	5.1	-	(0.1)
Equity contracts	0.7	-	0.7	(0.7)	-	-	(5.8)	-	(5.8)	0.7	-	(5.1)
Total	$22.6	$-	$22.6	$(10.7)	$-	$11.9	$(21.1)	$-	$(21.1)	$10.7	$-	$(10.4)

(a) Includes related collateral offset in our Consolidated Balance Sheets.

(b) Net fair value as recorded in our Consolidated Balance Sheets.

(c) Fair value of assets that could be reported net in our Consolidated Balance Sheets.

(d)Fair value of liabilities that could be reported net in our Consolidated Balance Sheets.

(e)Fair value of assets and liabilities reported on a gross basis in our Consolidated Balance Sheets.

AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS

As of May 31, 2020, the after-tax amounts of unrealized gains and losses in AOCI related to hedge derivatives follows:

In Millions	After-Tax Gain/(Loss)
Unrealized losses from interest rate cash flow hedges	$(30.8)
Unrealized gains from foreign currency cash flow hedges	18.2
After-tax loss in AOCI related to hedge derivatives	$(12.6)

The net amount of pre-tax gains and losses in AOCI as of May 31, 2020, that we expect to be reclassified into net earnings within the next 12 months is a $12.9 million net gain.

CREDIT-RISK-RELATED CONTINGENT FEATURES

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 31, 2020, was $31.4 million. We have posted no collateral under these contracts. If the credit-risk-related contingent features underlying these agreements had been triggered on May 31, 2020, we would have been required to post $31.4 million of collateral to counterparties.

CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK

During fiscal 2020, customer concentration was as follows:

Percent of total	Consolidated	North America Retail	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Pet
Walmart (a):
Net sales	21%	30%	8%	1%	5%	12%
Accounts receivable		22%	6%	1%	7%	9%
Five largest customers:
Net sales		54%	45%	24%	12%	64%
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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $14.2 million, against which we do not hold collateral. Under the terms of our swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of May 31, 2020, $1,328.9 million of our accounts payable is payable to suppliers who utilize these third party services.

NOTE 9. DEBT

NOTES PAYABLE

The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 31, 2020		May 26, 2019
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$99.9	3.6%	$1,298.5	2.7%
Financial institutions	179.1	5.1	170.2	9.0
Total	$279.0	4.6%	$1,468.7	3.4%

To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe. We also have uncommitted and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 31, 2020:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2022	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.6	0.2
Total committed and uncommitted credit facilities	$3.5	$0.2

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of May 31, 2020.

LONG-TERM DEBT

In April 2020, we issued $750.0 million of 2.875 percent fixed-rate notes due April 15, 2030. We used the net proceeds to repay a portion of our outstanding commercial paper and for general corporate purposes.

In January 2020, we issued €600.0 million of 0.45 percent fixed-rate notes due January 15, 2026 and €200.0 million of 0.0 percent fixed-rate notes due November 16, 2020. We used the net proceeds, together with cash on hand, to repay €500.0 million of floating rate notes and €300.0 million of 0.0 percent fixed-rate notes.

In October 2019, we repaid $500.0 million of 2.20 percent fixed-rate notes with proceeds from commercial paper.

In March 2019, we issued €300.0 million of 0.0 percent fixed-rate notes due January 15, 2020. We used the net proceeds, together with cash on hand, to repay our €300.0 million floating rate notes.

In February 2019, we repaid $1,150.0 million of 5.65 percent fixed-rate notes with proceeds from commercial paper.

A summary of our long-term debt is as follows:

In Millions	May 31, 2020	May 26, 2019
4.2% notes due April 17, 2028	$1,400.0	$1,400.0
3.15% notes due December 15, 2021	1,000.0	1,000.0
3.7% notes due October 17, 2023	850.0	850.0
Floating-rate notes due April 16, 2021	850.0	850.0
4.0% notes due April 17, 2025	800.0	800.0
3.2% notes due February 10, 2027	750.0	750.0
2.875% notes due April 15, 2030	750.0	-
Euro-denominated 0.45% notes due January 15, 2026	666.1	-
4.7% notes due April 17, 2048	650.0	650.0
3.2% notes due April 16, 2021	600.0	600.0
Euro-denominated 2.1% notes due November 16, 2020	555.1	560.1
Euro-denominated 1.0% notes due April 27, 2023	555.1	560.1
Euro-denominated floating-rate notes due January 15, 2020	-	560.1
4.55% notes due April 17, 2038	500.0	500.0
2.6% notes due October 12, 2022	500.0	500.0
5.4% notes due June 15, 2040	500.0	500.0
4.15% notes due February 15, 2043	500.0	500.0
3.65% notes due February 15, 2024	500.0	500.0
2.2% notes due October 21, 2019	-	500.0
Euro-denominated 1.5% notes due April 27, 2027	444.0	448.1
Floating-rate notes due October 17, 2023	400.0	400.0
Euro-denominated 0.0% notes due January 15, 2020	-	336.1
Euro-denominated 2.2% notes due June 24, 2021	222.0	224.0
Euro-denominated 0.0% notes due November 16, 2020	222.0	-
Medium-term notes, 0.56% to 6.61%, due fiscal 2021 or later	104.2	104.2
Other, including debt issuance costs and finance leases	(58.0)	(71.4)
	13,260.5	13,021.3
Less amount due within one year	(2,331.5)	(1,396.5)
Total long-term debt	$10,929.0	$11,624.8

Principal payments due on long-term debt and finance leases in the next five fiscal years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are as follows:

In Millions
Fiscal 2021	$2,331.5
Fiscal 2022	1,222.1
Fiscal 2023	1,055.1
Fiscal 2024	1,750.0
Fiscal 2025	800.0

Certain of our long-term debt agreements contain restrictive covenants. As of May 31, 2020, we were in compliance with all of these covenants.

As of May 31, 2020, the $35.7 million pre-tax loss recorded in AOCI associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from AOCI to net interest in fiscal 2021 is a $9.4 million pre-tax loss.

NOTE 10. REDEEMABLE AND NONCONTROLLING INTERESTS

Our principal redeemable and noncontrolling interests relate to our Yoplait SAS, Yoplait Marques SNC, Liberté Marques Sàrl, and General Mills Cereals, LLC (GMC) subsidiaries. In addition, we have 4 foreign subsidiaries that have noncontrolling interests totaling $4.7 million as of May 31, 2020.

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of May 31, 2020, the redemption value of the euro-denominated redeemable interest was $544.6 million.

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

We paid dividends of $56.9 million in fiscal 2020 and $22.0 million in fiscal 2019 to Sodiaal under the terms of the Yoplait SAS, Yoplait Marques SNC, and Liberté Marques Sàrl shareholder agreements.

A subsidiary of Yoplait SAS has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through July 1, 2021. Net purchases totaled $201.8 million for fiscal 2020 and $210.8 million for fiscal 2019.

During fiscal 2019, Sodiaal invested $55.7 million in Yoplait SAS.

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

Our noncontrolling interests contain restrictive covenants. As of May 31, 2020, we were in compliance with all of these covenants.

NOTE 11. STOCKHOLDERS’ EQUITY

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

On March 27, 2018, we issued 22.7 million shares of the Company’s common stock, par value $0.10 per share, at a public offering price of $44.00 per share for total proceeds of $1.0 billion. We paid $30.1 million in issuance costs that were recorded in additional paid-in capital. The net proceeds of $969.9 million were used to finance a portion of the acquisition of Blue Buffalo Pet Products, Inc. (“Blue Buffalo”).

Share repurchases were as follows:

	Fiscal Year
In Millions	2020	2019	2018
Shares of common stock	0.1	-	10.9
Aggregate purchase price	$3.4	$1.1	$601.6

The following table provides details of total comprehensive income:

	Fiscal 2020
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$2,181.2	$12.9	$16.7
Other comprehensive income (loss):
Foreign currency translation	$(149.1)	$-	(149.1)	(2.6)	(17.4)
Net actuarial loss	(290.2)	65.6	(224.6)	-	-
Other fair value changes:
Hedge derivatives	4.4	(1.2)	3.2	-	-
Reclassification to earnings:
Hedge derivatives (a)	4.3	(0.7)	3.6	-	0.5
Amortization of losses and prior service costs (b)	101.3	(23.4)	77.9	-	-
Other comprehensive loss	(329.3)	40.3	(289.0)	(2.6)	(16.9)
Total comprehensive income (loss)			$1,892.2	$10.3	$(0.2)

(a)Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

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

(b)Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

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

(c) Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. Please refer to Note 2.

In fiscal 2020, 2019, and 2018, except for reclassifications to earnings, changes in other comprehensive income (loss) were primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	May 31, 2020	May 26, 2019
Foreign currency translation adjustments	$(889.0)	$(739.9)
Unrealized loss from:
Hedge derivatives	(12.6)	(19.4)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(2,022.5)	(1,880.5)
Prior service credits	9.7	14.4
Accumulated other comprehensive loss	$(2,914.4)	$(2,625.4)

In fiscal 2018, we adopted new accounting requirements that provide the option to reclassify stranded income tax effects resulting from the TCJA from AOCI to retained earnings. We elected to reclassify the stranded income tax effects of the TCJA of $329.4 million from AOCI to retained earnings. Please see Note 15 for additional information.

NOTE 12. STOCK PLANS

We use broad-based stock plans to help ensure that management’s interests are aligned with those of our shareholders. As of May 31, 2020, a total of 26.4 million shares were available for grant in the form of stock options, restricted stock, restricted stock units, and shares of unrestricted stock under the 2017 Stock Compensation Plan (2017 Plan). The 2017 Plan also provides for the issuance of cash-settled share-based units, stock appreciation rights, and performance-based stock awards. Stock-based awards now outstanding include some granted under the 2009 and 2011 stock plans and the 2006 and 2011 compensation plans for non-employee directors, under which no further awards may be granted. The stock plans provide for potential accelerated vesting of awards upon retirement, termination, or death of eligible employees and directors.

Stock Options

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2020		2019		2018
Estimated fair values of stock options granted	$7.10		$5.35		$6.18
Assumptions:
Risk-free interest rate	2.0%		2.9%		2.2%
Expected term	8.5	years	8.5	years	8.2	years
Expected volatility	17.4%		16.3%		15.8%
Dividend yield	3.6%		4.3%		3.6%

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

Any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a windfall tax benefit) is presented in our Consolidated Statements of Cash Flows as an operating cash flow. Realized windfall tax benefits and shortfall tax deficiencies related to the exercise or vesting of stock-based awards are recognized in the Consolidated Statement of Earnings. We recognized windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings of $27.3 million in fiscal 2020, $24.5 million in fiscal 2019, and $25.5 million in fiscal 2018.

Options may be priced at 100 percent or more of the fair market value on the date of grant, and generally vest four years after the date of grant. Options generally expire within 10 years and one month after the date of grant.

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 26, 2019	23,653.0	$47.12	4.82	$180.00
Granted	2,065.0	53.70
Exercised	(7,066.0)	37.98
Forfeited or expired	(487.4)	55.91
Outstanding as of May 31, 2020	18,164.6	$51.21	5.53	$222.6
Exercisable as of May 31, 2020	8,706.4	$47.28	3.25	$137.3

Stock-based compensation expense related to stock option awards was $13.4 million in fiscal 2020, $14.7 million in fiscal 2019, and $15.5 million in fiscal 2018. Compensation expense related to stock-based payments recognized in our Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs for fiscal 2018.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year
In Millions	2020	2019	2018
Net cash proceeds	$263.4	$241.4	$99.3
Intrinsic value of options exercised	$132.9	$126.7	$83.6

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

Information on restricted stock unit and performance share unit activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted-Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of May 26, 2019	4,272.3	$53.87	108.1	$55.45
Granted	1,913.4	53.27	34.2	53.64
Vested	(1,039.7)	55.81	(29.5)	56.38
Forfeited or expired	(220.5)	53.00	(9.5)	53.73
Non-vested as of May 31, 2020	4,925.5	$53.26	103.3	$54.75

	Fiscal Year
	2020	2019	2018
Number of units granted (thousands)	1,947.6	1,848.2	1,551.3
Weighted-average price per unit	$53.28	$46.14	$55.12

The total grant-date fair value of restricted stock unit awards that vested was $59.7 million in fiscal 2020 and $47.1 million in fiscal 2019.

As of May 31, 2020, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $104.0 million. This expense will be recognized over 20 months, on average.

Stock-based compensation expense related to restricted stock units and performance share units was $81.5 million for fiscal 2020, $70.2 million for fiscal 2019, and $62.4 million for fiscal 2018. Compensation expense related to stock-based payments recognized in our Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs for fiscal 2019 and 2018.

NOTE 13. EARNINGS PER SHARE

Basic and diluted EPS were calculated using the following:

	Fiscal Year
In Millions, Except per Share Data	2020	2019	2018
Net earnings attributable to General Mills	$2,181.2	$1,752.7	$2,131.0
Average number of common shares - basic EPS	608.1	600.4	576.8
Incremental share effect from: (a)
Stock options	2.7	3.1	6.9
Restricted stock units, performance share units, and other	2.5	1.9	2.0
Average number of common shares - diluted EPS	613.3	605.4	585.7
Earnings per share - basic	$3.59	$2.92	$3.69
Earnings per share - diluted	$3.56	$2.90	$3.64

(a) Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2020	2019	2018
Anti-dilutive stock options, restricted stock units, and performance share units	8.4	14.1	8.9

NOTE 14. RETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

Defined Benefit Pension Plans

We have defined benefit pension plans covering many employees in the United States, Canada, Switzerland, France, and the United Kingdom. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made no voluntary contributions to our principal U.S. plans in fiscal 2020 or fiscal 2019. We do not expect to be required to make any contributions in fiscal 2021. Our principal domestic retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control. All salaried employees hired on or after June 1, 2013, are eligible for a retirement program that does not include a defined benefit pension plan.

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

Other Postretirement Benefit Plans

We also sponsor plans that provide health care benefits to many of our retirees in the United States, Canada, and Brazil. The United States salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We made no voluntary contributions to these plans in fiscal 2020 or fiscal 2019. We do not expect to be required to make any contributions in fiscal 2021.

Health Care Cost Trend Rates

Assumed health care cost trends are as follows:

	Fiscal Year
	2020	2019
Health care cost trend rate for next year	6.2% and 6.5%	6.4% and 6.7%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2029	2029

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 6.5 percent for retirees age 65 and over and 6.2 percent for retirees under age 65 at the end of fiscal 2020. Rates are graded down annually until the ultimate trend rate of 4.5 percent is reached in 2029 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

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

Summarized financial information about defined benefit pension, other postretirement benefit, and postemployment benefit plans is presented below:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2020	2019	2020	2019	2020	2019
Change in Plan Assets:
Fair value at beginning of year	$6,291.6	$6,177.4	$753.8	$726.1
Actual return on assets	983.7	391.9	65.0	41.3
Employer contributions	32.9	30.4	0.1	0.1
Plan participant contributions	6.7	3.9	13.8	15.0
Benefits payments	(317.2)	(305.2)	(39.2)	(28.7)
Foreign currency	(4.5)	(6.8)	-	-
Fair value at end of year (a)	$6,993.2	$6,291.6	$793.5	$753.8
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$6,750.7	$6,416.0	$824.1	$871.8	$128.0	$126.7
Service cost	92.7	94.6	9.4	9.9	8.3	7.6
Interest cost	230.5	248.0	27.1	33.1	2.6	3.0
Plan amendment	1.2	-	-	-	-	1.7
Curtailment/other	(1.2)	(0.7)	-	-	-	-
Plan participant contributions	6.7	3.9	13.8	15.0	-	-
Medicare Part D reimbursements	-	-	2.7	2.5	-	-
Actuarial loss (gain)	881.8	301.8	(38.3)	(45.4)	17.7	2.6
Benefits payments	(317.7)	(305.8)	(63.5)	(62.2)	(6.2)	(13.2)
Foreign currency	(4.5)	(7.1)	(1.6)	(0.6)	(0.1)	(0.4)
Projected benefit obligation at end of year (a)	$7,640.2	$6,750.7	$773.7	$824.1	$150.3	$128.0
Plan assets less than benefit obligation as of fiscal year end	$(647.0)	$(459.1)	$19.8	$(70.3)	$(150.3)	$(128.0)
(a) Plan assets and obligations are measured as of May 31, 2020 and May 31, 2019.

During fiscal 2020, the increase in defined benefit pension benefit obligations was primarily driven by actuarial losses due to a decrease in the discount rate and an update in mortality rates. The decrease in other postretirement obligations was primarily driven by a decrease in expected future claims, partially offset by losses due to a decrease in the discount rate.

During fiscal 2019, the increase in defined benefit pension benefit obligations was primarily driven by actuarial losses due to a decrease in the discount rate. The decrease in other postretirement obligations was primarily driven by a decrease in expected future claims, partially offset by losses due to a decrease in the discount rate.

As of May 31, 2020, other postretirement benefit plans had benefit obligations of $479.4 million that exceeded plan assets of $248.0 million. As of May 26, 2019, other postretirement benefit plans had benefit obligations of $498.4 million that exceeded plan assets of $233.7 million. Postemployment benefit plans are not funded and had benefit obligations of $150.3 million and $128.0 million as of May 31, 2020 and May 26, 2019, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $7,285.2 million as of May 31, 2020, and $6,436.9 million as of May 26, 2019.

Amounts recognized in AOCI as of May 31, 2020 and May 26, 2019, are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2020	2019	2020	2019	2020	2019	2020	2019
Net actuarial (loss) gain	$(2,136.6)	$(1,961.6)	$129.5	$81.0	$(15.4)	$0.1	$(2,022.5)	$(1,880.5)
Prior service (costs) credits	(6.0)	(5.9)	21.0	26.3	(5.3)	(6.0)	9.7	14.4
Amounts recorded in accumulated other comprehensive loss	$(2,142.6)	$(1,967.5)	$150.5	$107.3	$(20.7)	$(5.9)	$(2,012.8)	$(1,866.1)

Plans with accumulated benefit obligations in excess of plan assets as of May 31, 2020 and May 26, 2019 are as follows:

	Defined Benefit Pension Plans
	Fiscal Year
In Millions	2020	2019
Projected benefit obligation	$3,512.9	$589.7
Accumulated benefit obligation	3,200.1	552.2
Plan assets at fair value	2,569.9	14.4

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$92.7	$94.6	$102.9	$9.4	$9.9	$11.6	$8.3	$7.6	$8.6
Interest cost	230.5	248.0	217.9	27.1	33.1	30.1	2.6	3.0	2.3
Expected return on plan assets	(449.9)	(445.8)	(480.2)	(42.1)	(40.4)	(52.2)	-	-	-
Amortization of losses (gains)	106.0	109.8	177.0	(2.1)	0.6	0.8	0.4	0.1	0.8
Amortization of prior service costs (credits)	1.6	1.5	1.9	(5.5)	(5.5)	(5.4)	0.9	0.7	0.6
Other adjustments	-	-	-	-	-	-	17.7	6.7	6.7
Settlement or curtailment losses	-	0.3	-	-	-	-	-	-	-
Net (income) expense	$(19.1)	$8.4	$19.5	$(13.2)	$(2.3)	$(15.1)	$29.9	$18.1	$19.0

Assumptions

Weighted-average assumptions used to determine fiscal year-end benefit obligations are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2020	2019	2020	2019	2020	2019
Discount rate	3.20%	3.91%	3.02%	3.79%	1.85%	3.10%
Rate of salary increases	4.44	4.17	-	-	4.51	4.47

Weighted-average assumptions used to determine fiscal year net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	3.91%	4.20%	4.08%	3.79%	4.17%	3.92%	3.10%	3.60%	2.87%
Service cost effective rate	4.19	4.34	4.37	4.04	4.27	4.27	3.51	3.99	3.54
Interest cost effective rate	3.47	3.92	3.45	3.28	3.80	3.24	2.84	3.37	2.67
Rate of salary increases	4.17	4.27	4.25	-	-	-	4.47	4.44	4.46
Expected long-term rate of return on plan assets	6.95	7.25	7.88	5.67	5.67	7.59	-	-	-

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

Fair Value of Plan Assets

The fair values of our pension and postretirement benefit plans’ assets and their respective levels in the fair value hierarchy by asset category were as follows:

	Fiscal Year 2020				Fiscal Year 2019
In Millions	Level 1	Level 2	Level 3	Total Assets	Level 1	Level 2	Level 3	Total Assets
Fair value measurement of pension plan assets:
Equity (a)	$1,039.6	$777.7	$-	$1,817.3	$1,226.2	$664.6	$-	$1,890.8
Fixed income (b)	1,833.3	1,667.4	-	3,500.7	1,635.5	1,144.9	-	2,780.4
Real asset investments (c)	223.4	0.1	-	223.5	179.4	59.9	-	239.3
Other investments (d)	-	-	0.2	0.2	-	-	0.3	0.3
Cash and accruals	180.3	-	-	180.3	186.5	-	-	186.5
Fair value measurement of pension plan assets	$3,276.6	$2,445.2	$0.2	$5,722.0	$3,227.6	$1,869.4	$0.3	$5,097.3
Assets measured at net asset value (e)				1,271.2				1,194.3
Total pension plan assets (f)				$6,993.2				$6,291.6

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$-	$46.9	$-	$46.9	$-	$66.8	$-	$66.8
Fixed income (b)	157.5	268.4	-	425.9	139.7	241.4	-	381.1
Real asset investments (c)	0.1	-	-	0.1	0.3	-	-	0.3
Cash and accruals	16.7	-	-	16.7	11.1	-	-	11.1
Fair value measurement of postretirement benefit plan assets	$174.3	$315.3	$-	$489.6	$151.1	$308.2	$-	$459.3
Assets measured at net asset value (e)				303.9				294.5
Total postretirement benefit plan assets (f)				$793.5				$753.8

(a)Primarily publicly traded common stock for purposes of total return and to maintain equity exposure consistent with policy allocations. Investments include: United States and international equity securities, mutual funds, and equity futures valued at closing prices from national exchanges, and commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.

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

(c) Publicly traded common stocks in energy, real estate, and infrastructure for the purpose of total return. Investments include: energy, real estate, and infrastructure securities generally valued at closing prices from national exchanges, and commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.

(d)Insurance and annuity contracts to provide a stable stream of income for pension retirees. Fair values are based on the fair value of the underlying investments and contract fair values established by the providers.

(e)Primarily private investments and common collective trusts that are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

(f)Plan assets and obligations are measured as of May 31, 2020 and May 31, 2019.

There were no material changes in our level 3 investments in fiscal 2020 and fiscal 2019.

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

Weighted-average asset allocations for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Fiscal Year		Fiscal Year
	2020	2019	2020	2019
Asset category:
United States equities	19.7%	20.3%	18.1%	19.1%
International equities	11.0	12.5	9.8	11.2
Private equities	6.2	8.1	4.4	4.9
Fixed income	52.8	46.7	64.8	61.3
Real assets	10.3	12.4	2.9	3.5
Total	100.0%	100.0%	100.0%	100.0%

The investment objective for our defined benefit pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. Our goal is to optimize the long-term return on plan assets at a moderate level of risk. The defined benefit pension plan and other postretirement benefit plan portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the U.S. defined benefit pension plans, the long-term investment policy allocation is: 17 percent to equities in the United States; 11 percent to international equities; 9 percent to private equities; 50 percent to fixed income; and 13 percent to real assets (real estate, energy, and infrastructure). For other U.S. postretirement benefit plans, the long-term investment policy allocations are: 18 percent to equities in the United States; 10 percent to international equities; 4 percent to private equities; 65 percent to fixed income; and 3 percent to real assets (real estate, energy, and timber). The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

Contributions and Future Benefit Payments

We do not expect to be required to make contributions to our defined benefit pension, other postretirement benefit, and postemployment benefit plans in fiscal 2021. Actual fiscal 2021 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2021 to fiscal 2030 as follows:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans Gross Payments	Medicare Subsidy Receipts	Postemployment Benefit Plans
Fiscal 2021	$325.4	$43.5	$3.4	$24.5
Fiscal 2022	331.8	44.5	3.7	19.6
Fiscal 2023	338.6	45.6	3.5	18.1
Fiscal 2024	345.9	46.7	2.8	16.8
Fiscal 2025	354.5	48.0	2.9	15.6
Fiscal 2026-2030	1,899.7	247.0	14.4	63.6

Defined Contribution Plans

The General Mills Savings Plan is a defined contribution plan that covers domestic salaried, hourly, nonunion, and certain union employees. This plan is a 401(k) savings plan that includes a number of investment funds, including a Company stock fund and an Employee Stock Ownership Plan (ESOP). We sponsor another money purchase plan for certain domestic hourly employees with net assets of $20.6 million as of May 31, 2020, and $22.3 million as of May 26, 2019. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $90.1 million in fiscal 2020, $52.7 million in fiscal 2019, and $49.2 million in fiscal 2018.

We match a percentage of employee contributions to the General Mills Savings Plan. The Company match is directed to investment options of the participant’s choosing. The number of shares of our common stock allocated to participants in the ESOP was 4.6 million as of May 31, 2020, and 5.1 million as of May 26, 2019. The ESOP’s only assets are our common stock and temporary cash balances.

The Company stock fund and the ESOP collectively held $464.8 million and $410.1 million of Company common stock as of May 31, 2020, and May 26, 2019, respectively.

NOTE 15. INCOME TAXES

The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2020	2019	2018
Earnings before income taxes and after-tax earnings from joint ventures:
United States	$2,402.1	$1,788.2	$1,884.0
Foreign	198.1	293.8	251.6
Total earnings before income taxes and after-tax earnings from joint ventures	$2,600.2	$2,082.0	$2,135.6
Income taxes:
Currently payable:
Federal	$381.0	$151.9	$441.2
State and local	55.3	35.3	35.2
Foreign	73.8	84.6	85.2
Total current	510.1	271.8	561.6
Deferred:
Federal	67.8	86.7	(478.5)
State and local	(56.6)	21.6	15.7
Foreign	(40.8)	(12.3)	(41.5)
Total deferred	(29.6)	96.0	(504.3)
Total income taxes	$480.5	$367.8	$57.3

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2020	2019	2018
United States statutory rate	21.0%	21.0%	29.4%
State and local income taxes, net of federal tax benefits	2.0	2.5	1.7
Foreign rate differences	(0.8)	-	(2.0)
Provisional net tax benefit	-	(0.4)	(24.5)
Stock based compensation	(1.1)	(1.2)	(1.2)
Subsidiary reorganization (a)	(2.0)	-	-
Capital loss (b)	-	(3.7)	-
Prior period tax adjustment	-	-	1.9
Domestic manufacturing deduction	-	-	(1.9)
Other, net	(0.6)	(0.5)	(0.7)
Effective income tax rate	18.5%	17.7%	2.7%

(a)During fiscal 2020, we recorded a $53.1 million decrease to our deferred income tax liabilities associated with the reorganization of certain wholly owned subsidiaries.

(b)During fiscal 2019, we recorded a discrete benefit related to a capital loss carryback of $72.9 million.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 31, 2020	May 26, 2019
Accrued liabilities	$61.8	$50.9
Compensation and employee benefits	171.4	196.6
Pension	148.2	103.2
Tax credit carryforwards	12.5	7.3
Stock, partnership, and miscellaneous investments	80.2	104.2
Capital losses	65.9	73.1
Net operating losses	146.6	141.7
Other	87.0	71.3
Gross deferred tax assets	773.6	748.3
Valuation allowance	214.2	213.7
Net deferred tax assets	559.4	534.6
Brands	1,415.0	1,472.6
Fixed assets	378.3	377.8
Intangible assets	246.8	259.7
Tax lease transactions	21.5	23.9
Inventories	33.0	39.0
Stock, partnership, and miscellaneous investments	338.1	330.0
Unrealized hedges	22.4	27.9
Other	51.4	34.7
Gross deferred tax liabilities	2,506.5	2,565.6
Net deferred tax liability	$1,947.1	$2,031.0

We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carryforward period to allow us to realize these deferred tax benefits.

Information about our valuation allowance follows:

In Millions	May 31, 2020
Pillsbury acquisition losses	$108.3
State and foreign loss carryforwards	28.2
Capital loss carryforwards	65.8
Other	11.9
Total	$214.2

As of May 31, 2020, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

Information about our tax loss carryforwards follows:

In Millions	May 31, 2020
Foreign loss carryforwards	$143.5
State operating loss carryforwards	12.1
Total tax loss carryforwards	$155.6

Our foreign loss carryforwards expire as follows:

In Millions	May 31, 2020
Expire in fiscal 2021 and 2022	$3.7
Expire in fiscal 2023 and beyond	20.8
Do not expire	119.0
Total foreign loss carryforwards	$143.5

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments and estimated income tax payments that we expect to defer to future periods. We expect the deferral of certain payroll tax payments to continue into fiscal 2021. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.

On December 22, 2017, the TCJA was signed into law. The TCJA resulted in significant revisions to the U.S. corporate income tax system, including a reduction in the U.S. corporate income tax rate, implementation of a territorial system, and a one-time deemed repatriation tax on untaxed foreign earnings. As a result of the TCJA, we recorded a provisional benefit of $523.5 million during fiscal 2018. During fiscal 2019, we completed our accounting for the tax effects of the TCJA and recorded a benefit of $7.2 million which included adjustments to the transition tax and the measurement of our net U.S. deferred tax liability. While our accounting for the recorded impact of the TCJA is deemed to be complete, these amounts were based on prevailing regulations and currently available information, and any additional guidance issued by the Internal Revenue Service (IRS) could impact the aforementioned amounts in future periods.

The legislation also included provisions that affected our fiscal 2019 and forward results, including but not limited to: a reduction in the U.S. corporate tax rate on domestic operations; the creation of a new minimum tax called the base erosion anti-abuse tax; a new provision that taxes U.S. allocated expenses as well as currently taxes certain income from foreign operations (Global Intangible Low Tax Income or GILTI); a new limitation on deductible interest expense; the repeal of the domestic manufacturing deduction; and limitations on the deductibility of certain executive compensation.

As of May 31, 2020, we have not recognized a deferred tax liability for unremitted earnings of approximately $2.3 billion from our foreign operations because we currently believe our subsidiaries have invested the undistributed earnings indefinitely or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested. As a result of the TCJA, we re-evaluated our assertion and have concluded that although earnings prior to fiscal 2018 will remain permanently reinvested, we will no longer make a permanent reinvestment assertion beginning with our fiscal 2018 earnings. As part of the accounting for the TCJA, we recorded local country withholding taxes related to certain entities from which we began repatriating undistributed earnings and will continue to record local country withholding taxes on all future earnings.

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdiction is the United States (federal and state). Various tax examinations by United States state taxing authorities could be conducted for any open tax year, which vary by jurisdiction, but are generally from 3 to 5 years.

Several state and foreign examinations are currently in progress. We do not expect these examinations to result in a material impact on our results of operations or financial position. We have effectively settled all issues with the IRS for fiscal years 2015 and prior.

During fiscal 2017, the Brazilian tax authority, Secretaria da Receita Federal do Brasil (RFB), concluded audits of our 2012 and 2013 tax return years. These audits included a review of our determinations of amortization of certain goodwill arising from the acquisition of Yoki Alimentos S.A. The RFB has proposed adjustments that effectively eliminate the goodwill amortization benefits related to this transaction. During fiscal 2020, we received proposed adjustments related to the goodwill amortization benefits for our 2014 and 2015 tax return years. We believe we have meritorious defenses and intend to contest the disallowance.

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

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2020 and fiscal 2019. Approximately $79.3 million of this total in fiscal 2020 represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain of the liabilities below would impact deferred taxes if recognized. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

	Fiscal Year
In Millions	2020	2019
Balance, beginning of year	$139.1	$196.3
Tax positions related to current year:
Additions	18.7	19.5
Reductions	-	(0.1)
Tax positions related to prior years:
Additions	2.3	3.8
Reductions	(6.0)	(13.2)
Settlements	(2.9)	(41.0)
Lapses in statutes of limitations	(3.3)	(26.2)
Balance, end of year	$147.9	$139.1

As of May 31, 2020, we expect to pay approximately $0.1 million of unrecognized tax benefit liabilities and accrued interest within the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes. The remaining amount of our unrecognized tax liability was classified in other liabilities.

We report accrued interest and penalties related to unrecognized tax benefit liabilities in income tax expense. For fiscal 2020, we recognized $3.2 million of tax-related net interest and penalties, and had $27.9 million of accrued interest and penalties as of May 31, 2020. For fiscal 2019, we recognized $0.5 million of tax-related net interest and penalties, and had $26.0 million of accrued interest and penalties as of May 26, 2019.

NOTE 16. COMMITMENTS AND CONTINGENCIES

As of May 31, 2020, we have issued guarantees and comfort letters of $129.8 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. Off-balance sheet arrangements were not material as of May 31, 2020.

During the second quarter of fiscal 2020, we received notice from the tax authorities of the State of São Paulo, Brazil regarding our compliance with its state sales tax requirements. As a result, we have been assessed additional state sales taxes, interest, and penalties. We believe that we have meritorious defenses against this claim and will vigorously defend our position. As of May 31, 2020, we are unable to estimate any possible loss and have not recorded a loss contingency for this matter.

NOTE 17. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in the packaged foods industry. Our operating segments are as follows: North America Retail; Convenience Stores & Foodservice; Europe & Australia; Asia & Latin America; and Pet.

Our North America Retail operating segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, and e-commerce grocery providers. Our product categories in this business segment are ready-to-eat cereals, refrigerated yogurt, soup, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, snack bars, fruit snacks, savory snacks, and a wide variety of organic products including ready-to-eat cereal, frozen and shelf-stable vegetables, meal kits, fruit snacks, snack bars, and refrigerated yogurt.

Our Europe & Australia operating segment reflects retail and foodservice businesses in the greater Europe and Australia regions. Our product categories include refrigerated yogurt, meal kits, snack bars, super-premium ice cream, refrigerated and frozen dough products, shelf stable vegetables, and dessert and baking mixes. Revenues from franchise fees are reported in the region or country where the franchisee is located.

Our major product categories in our Convenience Stores & Foodservice operating segment are ready-to-eat cereals, snacks, refrigerated yogurt, frozen meals, unbaked and fully baked frozen dough products, baking mixes, and bakery flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, convenience stores, vending, and supermarket bakeries in the United States.

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

Fiscal 2020 includes 13 months of Pet operating segment results as we changed the Pet operating segment’s reporting period from an April fiscal year end to a May fiscal year end to match our fiscal calendar. Fiscal 2019 included 12 months of results.

Our Asia & Latin America operating segment consists of retail and foodservice businesses in the greater Asia and South America regions. Our product categories include super-premium ice cream and frozen desserts, meal kits, dessert and baking mixes, snack bars, salty snacks, refrigerated and frozen dough products, and wellness beverages. We also sell super-premium ice cream and frozen desserts directly to consumers through owned retail shops. Our Asia & Latin America segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer or franchisee is located.

Operating profit for these segments excludes unallocated corporate items, gain or loss on divestitures, and restructuring, impairment, and other exit costs. Unallocated corporate items include corporate overhead expenses, variances to planned North American employee benefits and incentives, contributions to the General Mills Foundation, asset and liability remeasurement impact of hyperinflationary economies, restructuring initiative project-related costs, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

Our operating segment results were as follows:

	Fiscal Year
In Millions	2020	2019	2018
Net sales:
North America Retail	$10,750.5	$9,925.2	$10,115.4
Europe & Australia	1,838.9	1,886.7	1,984.6
Convenience Stores & Foodservice	1,816.4	1,969.1	1,930.2
Pet	1,694.6	1,430.9	-
Asia & Latin America	1,526.2	1,653.3	1,710.2
Total	$17,626.6	$16,865.2	$15,740.4
Operating profit:
North America Retail	$2,627.0	$2,277.2	$2,217.4
Europe & Australia	113.8	123.3	142.1
Convenience Stores & Foodservice	337.2	419.5	392.6
Pet	390.7	268.4	-
Asia & Latin America	18.7	72.4	39.6
Total segment operating profit	$3,487.4	$3,160.8	$2,791.7
Unallocated corporate items	509.1	339.8	206.2
Divestitures loss	-	30.0	-
Restructuring, impairment, and other exit costs	24.4	275.1	165.6
Operating profit	$2,953.9	$2,515.9	$2,419.9

Net sales for our North America Retail operating units were as follows:

	Fiscal Year
In Millions	2020	2019	2018
U.S. Meals & Baking	$4,408.5	$3,839.8	$3,865.7
U.S. Cereal	2,434.1	2,255.4	2,251.8
U.S. Snacks	2,091.9	2,060.9	2,140.5
U.S. Yogurt and other	919.0	906.7	927.4
Canada	897.0	862.4	930.0
Total	$10,750.5	$9,925.2	$10,115.4

Net sales by class of similar products were as follows:

	Fiscal Year
In Millions	2020	2019	2018
Snacks	$3,529.7	$3,487.4	$3,549.3
Cereal	2,874.1	2,672.8	2,679.8
Convenient meals	2,814.3	2,538.6	2,572.7
Yogurt	2,056.6	2,113.1	2,235.0
Dough	1,801.1	1,661.9	1,653.4
Pet	1,694.6	1,430.9	-
Baking mixes and ingredients	1,674.2	1,663.7	1,709.7
Super-premium ice cream	718.1	812.7	803.2
Vegetables and other	463.9	484.1	537.3
Total	$17,626.6	$16,865.2	$15,740.4

During the first quarter of fiscal 2020, we made certain changes in the classification of products and updated fiscal 2019 and fiscal 2018 net sales figures to match the current-year presentation.

The following tables provide financial information by geographic area:

	Fiscal Year
In Millions	2020	2019	2018
Net sales:
United States	$13,364.5	$12,462.8	$11,115.6
Non-United States	4,262.1	4,402.4	4,624.8
Total	$17,626.6	$16,865.2	$15,740.4

In Millions	May 31, 2020	May 26, 2019
Cash and cash equivalents:
United States	$1,112.0	$51.0
Non-United States	565.8	399.0
Total	$1,677.8	$450.0

In Millions	May 31, 2020	May 26, 2019
Land, buildings, and equipment:
United States	$2,761.6	$2,872.8
Non-United States	819.0	914.4
Total	$3,580.6	$3,787.2

NOTE 18. SUPPLEMENTAL INFORMATION

The components of certain Consolidated Balance Sheet accounts are as follows:

In Millions	May 31, 2020	May 26, 2019
Receivables:
Customers	$1,648.3	$1,708.5
Less allowance for doubtful accounts	(33.2)	(28.8)
Total	$1,615.1	$1,679.7

In Millions	May 31, 2020	May 26, 2019
Inventories:
Finished goods	$1,142.6	$1,245.9
Raw materials and packaging	392.2	434.9
Grain	93.6	92.0
Excess of FIFO over LIFO cost (a)	(202.1)	(213.5)
Total	$1,426.3	$1,559.3

(a) Inventories of $892.6 million as of May 31, 2020, and $974.8 million as of May 26, 2019, were valued at LIFO. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

In Millions	May 31, 2020	May 26, 2019
Prepaid expenses and other current assets:
Prepaid expenses	$194.5	$189.0
Other receivables	85.2	250.2
Derivative receivables	70.6	42.2
Grain contracts	5.0	6.7
Miscellaneous	46.8	9.4
Total	$402.1	$497.5

In Millions	May 31, 2020	May 26, 2019
Land, buildings, and equipment:
Equipment	$6,428.0	$6,548.3
Buildings	2,412.6	2,477.2
Capitalized software	668.5	631.6
Construction in progress	373.5	343.8
Land	66.1	73.6
Equipment under finance lease	5.8	5.7
Buildings under finance lease	0.3	0.3
Total land, buildings, and equipment	9,954.8	10,080.5
Less accumulated depreciation	(6,374.2)	(6,293.3)
Total	$3,580.6	$3,787.2

In Millions	May 31, 2020	May 26, 2019
Other assets:
Investments in and advances to joint ventures	$566.7	$452.9
Right of use operating lease assets	365.2	-
Pension assets	21.2	323.5
Life insurance	19.5	22.7
Miscellaneous	113.2	175.8
Total	$1,085.8	$974.9

In Millions	May 31, 2020	May 26, 2019
Other current liabilities:
Accrued trade and consumer promotions	$550.4	$484.4
Accrued payroll	430.4	345.5
Current portion of operating lease liabilities	102.0	-
Accrued interest, including interest rate swaps	92.8	92.6
Accrued taxes	80.3	37.5
Derivative payable, primarily commodity-related	39.2	13.2
Dividends payable	20.7	19.2
Restructuring and other exit costs reserve	17.8	36.5
Grain contracts	1.2	2.3
Miscellaneous	298.5	336.6
Total	$1,633.3	$1,367.8

In Millions	May 31, 2020	May 26, 2019
Other noncurrent liabilities:
Accrued compensation and benefits, including obligations for underfunded other postretirement benefit and postemployment benefit plans	$958.7	$1,153.3
Noncurrent portion of operating lease liabilities	277.0	-
Accrued taxes	238.6	227.1
Miscellaneous	70.7	68.5
Total	$1,545.0	$1,448.9

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2020	2019	2018
Depreciation and amortization	$594.7	$620.1	$618.8
Research and development expense	224.4	221.9	219.1
Advertising and media expense (including production and communication costs)	691.8	601.6	575.9

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2020	2019	2018
Interest expense	$475.1	$530.2	$389.5
Capitalized interest	(2.6)	(2.8)	(4.1)
Interest income	(6.0)	(5.6)	(11.7)
Interest, net	$466.5	$521.8	$373.7

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2020	2019	2018
Cash interest payments	$418.5	$500.1	$269.5
Cash paid for income taxes	403.3	440.8	489.4

NOTE 19. QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for fiscal 2020 and fiscal 2019 follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions, Except Per Share Amounts	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$4,002.5	$4,094.0	$4,420.8	$4,411.2	$4,180.3	$4,198.3	$5,023.0	$4,161.7
Gross margin	1,389.5	1,342.8	1,569.1	1,509.7	1,403.2	1,443.0	1,768.1	1,461.3
Net earnings attributable to General Mills	520.6	392.3	580.8	343.4	454.1	446.8	625.7	570.2
EPS:
Basic	$0.86	$0.66	$0.96	$0.57	$0.75	$0.74	$1.03	$0.95
Diluted	$0.85	$0.65	$0.95	$0.57	$0.74	$0.74	$1.02	$0.94

During the fourth quarter of fiscal 2020, we changed the reporting period of our Pet segment from an April fiscal year end to a May fiscal year end to match our fiscal calendar. Accordingly, our fiscal 2020 fourth quarter results include 4 months of Pet segment results compared to 3 months in the fourth quarter of fiscal 2019. The fourth quarter of fiscal 2020 also included an additional week of results across all other segments. In the fourth quarter of fiscal 2020, we recorded $19.3 million of expense due to a product recall related to our international Green Giant business and $11.5 million of restructuring charges.

During the fourth quarter of fiscal 2019, we sold our yogurt business in China and simultaneously entered into a new Yoplait license agreement with the purchaser for their use of the Yoplait brand. We recorded a gain of $5.4 million. In the fourth quarter of fiscal 2019, we recorded restructuring and impairment charges of $7.4 million. We recorded $4.3 million of integration costs related to the acquisition of Blue Buffalo and $9.8 million of gains related to an investment valuation adjustment in the fourth quarter of fiscal 2019. We also recorded a tax benefit of $72.9 million in the fourth quarter of fiscal 2019. Please see Note 15 for more information.

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

COVID-19. Coronavirus disease (COVID-19) is an infectious disease caused by a newly discovered coronavirus. In March 2020, the World Health Organization declared COVID-19 a global pandemic.

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

Level 2:Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

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

GDP. Gross domestic product.

Generally accepted accounting principles (GAAP). Guidelines, procedures, and practices that we are required to use in recording and reporting accounting information in our financial statements.

Goodwill. The difference between the purchase price of acquired companies plus the fair value of any redeemable and noncontrolling interests and the related fair values of net assets acquired.

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

ITEM 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of May 31, 2020.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ J. L. Harmening/s/ K. A. Bruce

J. L. HarmeningK. A. Bruce

Chief Executive OfficerChief Financial Officer

July 2, 2020

Our independent registered public accounting firm’s attestation report on our internal control over financial reporting is included in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

ITEM 9B - Other Information

None.

PART III

ITEM 10 - Directors, Executive Officers and Corporate Governance

The information contained in the sections entitled “Proposal Number 1 - Election of Directors,” “Shareholder Director Nominations,” and “Delinquent Section 16(a) Reports” contained in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding our executive officers is set forth in Item 1 of this report.

The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a Code of Conduct applicable to all employees, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Conduct is available on our website at www.GeneralMills.com. We intend to post on our website any amendments to our Code of Conduct and any waivers from our Code of Conduct for principal officers.

ITEM 11 - Executive Compensation

The information contained in the sections entitled “Executive Compensation,” “Director Compensation,” and “Overseeing Risk Management” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of May 31, 2020, with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	25,632,281	(b)	$51.21	26,444,888	(d)
Equity compensation plans not approved by security holders	115,477	(c)	-	-
Total	25,747,758		$51.21	26,444,888

(a)Only includes the weighted-average exercise price of outstanding options, whose weighted-average term is 5.53 years.

(b)Includes 18,164,592 stock options, 3,914,054 restricted stock units, 1,114,783 performance share units (assuming pay out for target performance), and 2,438,852 restricted stock units that have vested and been deferred.

(c)Includes 115,477 restricted stock units that have vested and been deferred. These awards were made in lieu of salary increases and certain other compensation and benefits. We granted these awards under our 1998 Employee Stock Plan, which provided for the issuance of stock options, restricted stock, and restricted stock units to attract and retain employees and to align their interests with those of shareholders. We discontinued the 1998 Employee Stock Plan in September 2003, and no future awards may be granted under that plan.

(d)Includes stock options, restricted stock, restricted stock units, shares of unrestricted stock, stock appreciation rights, and performance awards that we may award under our 2017 Stock Compensation Plan, which had 26,444,888 shares available for grant at May 31, 2020.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence

The information set forth in the section entitled “Board Independence and Related Person Transactions” contained in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14 - Principal Accounting Fees and Services

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

1.Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 31, 2020, May 26, 2019, and May 27, 2018.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2020, May 26, 2019, and May 27, 2018.

Consolidated Balance Sheets as of May 31, 2020 and May 26, 2019.

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2020, May 26, 2019, and May 27, 2018.

Consolidated Statements of Total Equity and Redeemable Interest for the fiscal years ended May 31, 2020, May 26, 2019, and May 27, 2018.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.Financial Statement Schedule:

For the fiscal years ended May 31, 2020, May 26, 2019, and May 27, 2018:

II – Valuation and Qualifying Accounts

3.Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 8, 2016).

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

10.4* 10.5* 10.6*

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

10.7*	2016 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2016).
10.8*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2010).

10.9*	Separation Pay and Benefits Program for Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 23, 2020).

10.10*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.11*	Supplemental Retirement Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018).
10.12*	2005 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

10.13*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.14*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.15*	Executive Survivor Income Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

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

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Total Equity and Redeemable Interest; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated Financial Statements; and (vii) Schedule II – Valuation of Qualifying Accounts.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

______________

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

+Confidential information has been omitted from the exhibit and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of our long-term debt are not filed and, in lieu thereof, we agree to furnish copies to the SEC upon request.

ITEM 16 - Form 10-K Summary

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MILLS, INC.

Date:July 2, 2020

By/s/ Mark A. Pallot

Name:Mark A. Pallot

Title:Vice President, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L Harmening Jeffrey L. Harmening	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	July 2, 2020

/s/ Kofi A. Bruce Kofi A. Bruce	Chief Financial Officer (Principal Financial Officer)	July 2, 2020

/s/ Mark A. Pallot Mark A. Pallot	Vice President, Chief Accounting Officer (Principal Accounting Officer)	July 2, 2020

/s/ R. Kerry Clark R. Kerry Clark	Director	July 2, 2020

/s/ David M. Cordani David M. Cordani	Director	July 2, 2020

/s/ Roger W. Ferguson Jr. Roger W. Ferguson Jr.	Director	July 2, 2020

/s/ Maria G. Henry Maria G. Henry	Director	July 2, 2020

/s/ Jo Ann Jenkins Jo Ann Jenkins	Director	July 2, 2020

/s/ Elizabeth C. Lempres Elizabeth C. Lempres	Director	July 2, 2020

/s/ Diane L. Neal Diane L. Neal	Director	July 2, 2020

/s/ Steve Odland Steve Odland	Director	July 2, 2020

/s/ Maria A. Sastre Maria A. Sastre	Director	July 2, 2020

/s/ Eric D. Sprunk Eric D. Sprunk	Director	July 2, 2020

/s/ Jorge A. Uribe Jorge A. Uribe	Director	July 2, 2020

General Mills, Inc. and Subsidiaries
Schedule II - Valuation of Qualifying Accounts

	Fiscal Year
In Millions	2020	2019	2018
Allowance for doubtful accounts:
Balance at beginning of year	$28.8	$28.4	$24.3
Additions charged to expense	25.9	23.9	26.7
Bad debt write-offs	(22.9)	(22.7)	(26.9)
Other adjustments and reclassifications	1.4	(0.8)	4.3
Balance at end of year	$33.2	$28.8	$28.4
Valuation allowance for deferred tax assets:
Balance at beginning of year	$213.7	$176.0	$231.8
Additions charged to expense	4.2	(5.2)	2.4
Adjustments due to acquisitions, translation of amounts, and other	(3.7)	42.9	(58.2)
Balance at end of year	$214.2	$213.7	$176.0
Reserve for restructuring and other exit charges:
Balance at beginning of year	$36.5	$66.8	$85.0
Additions charged to expense, including translation amounts	(2.5)	11.6	40.3
Net amounts utilized for restructuring activities	(16.2)	(41.9)	(58.5)
Balance at end of year	$17.8	$36.5	$66.8
Reserve for LIFO valuation:
Balance at beginning of year	$213.5	$213.2	$209.1
(Decrease) increase	(11.4)	0.3	4.1
Balance at end of year	$202.1	$213.5	$213.2